Form 10QSB
period 1995-09-30
LIFEWAY FOODS INC
filed 1995-11-13
CIK 814586

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10-QSB

(Mark One)

       (X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
            For the quarterly period ended September 30, 1995

       ( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT For the transition period from ________________ to ______________

            Commission file number: 0-17363

                             LIFEWAY FOODS, INC.
      ----------------------------------------------------------------
      (Exact name of small business issuer as specified in it charter)

                           ILLINOIS                                                    36-3442829
-------------------------------------------------------------------------------------------------------------
(State or other jurisdiction of incorporation or organization)              (IRS Employer Identification No.)

               7625 NORTH AUSTIN AVENUE, SKOKIE, ILLINOIS 60077
               ------------------------------------------------
                    (Address of principal executive offices)

                                 (708) 967-1010
                          ---------------------------
                          (Issuer's telephone number)


--------------------------------------------------------------------------------
  (Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.  Yes (X)   No ( )

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of
securities under a plan confirmed by a court.     Yes (  )     No (  )

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
AS OF OCTOBER 31, 1995, THE ISSUER HAD 3,787,377 SHARES OF COMMON STOCK, NO PAR
                              VALUE, OUTSTANDING.

Transitional Small Business Disclosure Format (Check one):  Yes ( )  No (X)

                                     INDEX


PART I - FINANCIAL INFORMATION

                                                                                     PAGE
                                                                                     ----
ITEM 1.  FINANCIAL STATEMENTS.

         Lifeway Foods, Inc. and Subsidiaries
         September 30, 1995 and 1994

                 Consolidated Balance Sheets                                          4-5

                 Consolidated Statements of Income                                      6

                 Statements of Changes in Stockholders' Equity                          7

                 Consolidated Statements of Cash Flows                                  8

                 Notes to Financial Statements                                       9-18

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITIONS AND RESULTS OF OPERATIONS                                          19


PART II - OTHER INFORMATION                                                            20


SIGNATURE                                                                              21

                      LIFEWAY FOODS INC, AND SUBSIDIARIES
                              FINANCIAL STATEMENTS
                          SEPTEMBER 30, 1995 AND 1994

                      LIFEWAY FOODS, INC. AND SUBSIDIARIES
                          Consolidated Balance Sheets

                                     ASSETS

                                           (Unaudited)
                                            Sept. 30,  December 31, December 31,
Current Assets                                1995        1994         1993
                                           ----------  ----------   ----------
     Cash and Cash Equivalents               $801,696    $495,498     $394,656
     Certificates of Deposit                  170,563     269,310      104,239
     Accounts Receivable-net of allowance     631,122     526,711      417,283
       for doubtful accounts of $24,000 @
       December 31, 1994 and Sept. 30, 1995
     Other Receivable                          31,100      30,900       19,200
     Inventory                                293,900     108,309       86,170
     Prepaid Expenses                          24,663      25,767        7,763
                                           ----------  ----------   ----------

          Total Current Assets             $1,953,044  $1,456,495   $1,029,311
                                           ----------  ----------   ----------


Fixed Assets

     Land                                     369,500     369,500      369,500
     Building Machinery and Equipment       2,148,463   2,192,544    2,097,675
                                           ----------  ----------   ----------

          Total Property & Equipment        2,517,963   2,562,044    2,467,175

     Less: Accumulated Depreciation           819,967     711,636      528,174
                                           ----------  ----------   ----------

           Net                              1,697,996   1,850,408    1,939,001
                                           ----------  ----------   ----------


Other Assets

      Intangible Assets                       330,343     330,343      330,343
      Less: Accumulated Amortization          206,250     177,954      130,713
                                           ----------  ----------   ----------

            Total Other Assets                124,093     152,389      199,630
                                           ----------  ----------   ----------


Total Assets                               $3,775,133  $3,459,292   $3,167,942
                                           ==========  ==========   ==========

                     The accompanying notes are an integral
                        part of this financial statement

                      LIFEWAY FOODS, INC. AND SUBSIDIARIES
                          Consolidated Balance Sheets

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                              (Unaudited)
                                               Sept. 30    December 31,  December 31,
Current Liabilities                              1995          1994         1993
                                              ----------   ------------  ------------
    Current Maturities of Notes Payable         $ 43,656      $ 41,410     $138,410
    Accounts Payable                             245,748       302,349      180,039
    Accounts Payable - Other                           0       115,871            0
    Accrued Expenses                             229,348       173,637       67,716
                                              ----------    ----------   ----------

        Total Current Liabilities                518,752       633,267      386,165



Long-Term Debt

    Deferred Income Taxes                         55,004        47,259       52,044
    Notes Payable less current maturities        670,760       752,001      777,733
                                              ----------    ----------   ----------

       Total Long-Term Debt                      725,764       799,260      829,777



Minority Interest                                      0             4      145,000



Stockholders' Equity
     Common Stock - No Par Value;
         10,000,000 Shares Authorized;
         3,731,777 Shares Outstanding
         @ December 31, 1994, 93, and 92 and
         September 30, 1994 respectively and
         3,787,377 Shares Outstanding
         @ September 30, 1995.                 1,374,254     1,302,754    1,302,754
     Retained Earnings                         1,156,363       719,882      504,246
                                              ----------    ----------   ----------

          Total Stockholders' Equity           2,530,617     2,022,636    1,807,000
                                              ----------    ----------   ----------


Total Liabilities and
  Stockholders' Equity                        $3,775,133    $3,459,292   $3,167,942
                                              ==========    ==========   ==========



                     The accompanying notes are an integral
                        part of this financial statement

                      LIFEWAY FOODS, INC. AND SUBSIDIARIES
                       Consolidated Statements of Income

                                      (Unaudited)
                               For the nine months ended        For the year ended
                                     September 30,                 December 31,
                                ------------------------    -------------------------
                                   1995          1994          1994          1993
                                ----------    ----------    ----------    ----------
Net Sales                       $3,240,955    $2,521,799    $3,541,841    $3,003,734

Cost of Goods Sold               1,445,326     1,239,676     1,786,312     1,525,564
                                ----------    ----------    ----------    ----------

Gross Profit                     1,795,629     1,282,123     1,755,529     1,478,170

Operating Expenses               1,076,170       854,092     1,369,440     1,263,885
                                ----------    ----------    ----------    ----------

Income from Operations             719,459       428,031       386,089       214,285

Other Income<Expense>
   Gain from Sale of Assets         16,011             0             0             0
   Interest Income                  31,950         6,978        12,971        14,059
   Interest Expense                (56,902)      (45,727)      (60,433)      (79,505)
                                ----------    ----------    ----------    ----------

    Net Other Income<Expense>       (8,941)      (38,749)      (47,462)      (65,446)
                                ----------    ----------    ----------    ----------

Income Before Taxes and
  cumulative effect of
  accounting change                710,518       389,282       338,627       148,839

Provision for income taxes         274,037       151,000       122,991        63,343
                                ----------    ----------    ----------    ----------

Income Before cumulative
  effect of accounting
  change                           436,481       238,282       215,636        85,496

Cumulative effect of
  accounting change -
  cumulative effect of
  application of Statement
  of Financial Accounting
  Standards No. 109
  "Accounting for
  Income Taxes"                          0             0             0        15,570
                                ----------    ----------    ----------    ----------

Net Income                        $436,481      $238,282      $215,636      $101,066
                                ==========    ==========    ==========    ==========

Earnings per share before
  cumulative effect of
  accounting change                   0.12          0.06          0.06          0.02

Cumulative effect of
  accounting change
  per share                           0.00          0.00          0.00          0.01
                                ----------    ----------    ----------    ----------

Earnings per share                    0.12          0.06          0.06          0.03
                                ==========    ==========    ==========    ==========


Shares outstanding               3,787,377     3,731,777     3,731,777     3,731,777
                                ==========    ==========    ==========    ==========


                     The accompanying notes are an integral
                        part of this financial statement

                      LIFEWAY FOODS, INC. AND SUBSIDIARIES
                  Statement of Changes in Shareholders' Equity



                                 Common Stock, No Par Value
                                10,000,000 Shares Authorized
                                ----------------------------    Retained
                                  Shares Issued   Amount        Earnings
                                  ------------- -----------   -----------
Balances @ 12/31/92                 3,731,777   $ 1,302,754   $   403,180

Net Income for the Year
 Ended December 31, 1993                    0             0       101,066
                                    ---------   -----------   -----------

Balances @ 12/31/93                 3,731,777     1,302,754       504,246
                                    ---------   -----------   -----------

Net Income for the Year
 Ended December 31, 1994                    0             0       215,636
                                    ---------   -----------   -----------

Balances @ 12/31/94                 3,731,777     1,302,754       719,882
                                    ---------   -----------   -----------

Net Income for the Nine Months
Ended September 30, 1995               55,600        71,500       436,481
                                    ---------   -----------   -----------

Balances @ 9/30/95                  3,787,377   $ 1,374,254   $ 1,156,363
                                    =========   ===========   ===========



                     The accompanying notes are an integral
                        part of this financial statement

                      LIFEWAY FOODS, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flow

                                             (Unaudited)
                                      For the nine months ended  For the year ended
                                            September 30            December 31
                                         -------------------    -------------------
                                           1995       1994        1994       1993
                                         --------   --------    --------   --------
Cash Flows from OperatingActivities
   Net Income(Loss)                      $436,481   $238,282    $215,636   $101,066
   Adjustments to Reconcile
     Net Income
    to Net Cash Provided by
    Operating Activities
      Depreciation and Amortization       166,418    122,453     230,703    172,006
      Bad Debt expense                          0          0      24,000          0
      Deferred Income Taxes                 7,745          0      (4,785)    34,653
      Gain on Sale of Assets              (16,011)         0           0          0
      Changes in Operating Assets and
        Liabilities
         Accounts Receivable             (104,411)   (49,545)   (133,428)  (180,469)
         Other Receivable                    (200)   (14,600)    (11,700)         0
         Inventory                       (185,591)   (55,531)    (22,139)     3,360
         Prepaid Expenses                   1,104    (35,130)    (18,004)    75,842
         Accounts Payable                 (56,601)    90,220     122,310    (12,167)
         Accrued Expenses                  55,711    103,080     105,921     14,168
                                         --------   --------    --------   --------

      Net Cash Provided by
        Operating Activities              304,645    399,229     508,514    208,459
                                         --------   --------    --------   --------

Cash Flows from Investing Activities

 (Purchase) Sale of Investments            98,747          0    (269,310)         0
  Acquisition/Start Up Costs                    0          0           0    (16,153)
  Purchase of Property,Plant
    and Equipment                         (20,919)   (81,143)    (75,397)   (68,552)
                                         --------   --------    --------   --------

      Net Cash from Investing
         Activities                        77,828    (81,143)   (344,707)   (84,705)
                                         --------   --------    --------   --------

Cash Flows Provided by Financing
   Activities

  Proceeds from Sale of Assets             51,220          0           0          0
  Proceeds from Long-Term Debt                  0     19,472           0          0
  Repayments of Notes Payable             (78,995)  (132,474)   (142,204)  (269,144)
  Redemption of Minority Interest        (120,000)   (25,000)    (25,000)         0
  Proceeds from Issuance of
    Common Stock and Warrants              71,500          0           0          0
                                         --------   --------    --------   --------

      Net Cash Provided by
        Financing Activities              (76,275)  (138,002)   (167,204)  (269,144)
                                         --------   --------    --------   --------

Net Increase (Decrease) in Cash           306,198    180,084      (3,397)  (145,390)

Cash, Beginning of Year                   495,498    498,895     498,895    644,285
                                         --------   --------    --------   --------

Cash, End of Year                        $801,696   $678,979    $495,498   $498,895
                                         ========   ========    ========   ========

Supplemental Disclosures to
  cash flow information:

Cash paid for interest                    $56,902    $45,727     $60,433    $82,906
                                         ========   ========    ========   ========

Cash paid for income taxes               $193,152    $27,100     $27,100   $(66,466)
                                         ========   ========    ========   ========



                     The accompanying notes are an integral
                        part of this financial statement

                      LIFEWAY FOODS, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
               September 30, 1995 and December 31, 1994 And 1993



NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         A summary of the significant accounting policies applied in the preparation of the accompanying financial statements follows:

INVENTORIES

Inventories are stated at lower of cost or market, cost being determined by the first-in, first-out method.

PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment are carried at cost. Depreciation is computed using the straight line method. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts, and any resulting gain or loss is recognized in income for the
period.  The cost of maintenance and repairs is   charged to income as
incurred; significant renewals and betterments are  capitalized.

Property, plant, and equipment are being depreciated over the following useful lives by the straight-line method:

                      Category                 Years
                      --------                 -----
                      Building                  31.5
                      Machinery                10-12
                      Computers                  5
                      Vehicles                   5

INCOME TAXES

Deferred income taxes arise from timing differences resulting from income and expense items reported for financial accounting and tax purposes in different periods. Deferred taxes are classified as current or noncurrent, depending on the classification of the assets and liabilities to which they relate.
Deferred taxes arising from timing differences that are not related to an asset or a liability are classified as current or noncurrent depending on the periods in which the timing differences are expected to reverse.


The principle sources of timing differences are different depreciation methods for financial statement and tax purposes; and capitalization of indirect costs for tax purposes.

                      LIFEWAY FOODS, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
               September 30, 1995 and December 31, 1994 And 1993


CASH EQUIVALENTS

All highly liquid investments purchased with a maturity of three months or less are considered to be cash equivalents.

INVESTMENTS

Investments include certificates of deposits with maturity dates greater than three months and marketable securities.

EARNINGS PER COMMON SHARE

Earnings per common share were computed by dividing net income by the weighted average number of shares of common stock outstanding during the year.

INTANGIBLE ASSETS

Intangible assets are stated at cost and amortized over the estimated useful lives of the assets using the straight-line method as follows:

                 Covenant Not To Compete        10 Years
                 Trademark License             2.5 Years
                 UPC Codes                       7 Years

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its wholly-owned and majority owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

The Company has adopted Statement of Financial Accounting Standards (SFAS) No. 94, " Consolidation of All Majority-owned Subsidiaries", which requires the consolidation of all majority-owned subsidiaries unless control is temporary or does not rest with the majority owners.

                      LIFEWAY FOODS, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
               September 30, 1995 and December 31, 1994 And 1993


NOTE 2: INDUSTRY OPERATIONS

The Company is primarily engaged in the production and sale of liquid yogurt and cheese products. In addition, one of the Company's wholly owned subsidiaries operates as a restaurant. Approximately 90.3% and 87.0% of consolidated revenues and 140.6% and 190.1% of consolidated net income for the years ended December 31, 1994 and 1993 were derived from the manufacturing of liquid yogurt and cheese products.

NOTE 3: INVENTORIES

Inventories consisted of the following:

                                           (Unaudited)
                                          September 30,      December 31,
                                              1995              1994
                                           ----------         ----------
         Finished Goods                    $  192,900         $   58,085
         Production Supplies                   45,000             20,644
         Raw Materials                         56,000             29,580
                                           ----------         ----------

                                           $  293,900         $  108,309
                                           ----------         ----------


NOTE 4: PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment consist of the following:

                                           (Unaudited)
                                          September 30,     December 31,
                                              1995              1994
                                           ----------        -----------
         Building and Improvements         $  796,752        $   796,752
         Machinery and Equipment            1,209,558          1,257,691
         Vehicles                              89,906             89,906
         Office Equipment                      52,247             48,195
                                           ----------        -----------

                                           $2,148,463        $ 2,192,544
                                           ----------        -----------


Depreciation charged to income for the nine months ended September 30, 1995 and 1994 were $138,123 and $97,275 respectively, and for the years ended December 31, 1994, 1993 and 1992 were $183,462, $132,436, and $125,554 respectively.

                      LIFEWAY FOODS, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
               September 30, 1995 and December 31, 1994 And 1993


NOTE 5: ADDITIONAL FINANCIAL INFORMATION

Noncash investing and financing transactions:

                                                                     December 31,
                                                September 30,  ------------------------
                                                    1995         1994           1993
                                                -------------  ---------      ---------
         Financed purchases
         Purchase of Plant                                     $  94,869      $ 708,925
           and Equipment
        Debt Incurred                                             19,472        605,000
                                                               ---------      ---------
        Cash Payments                                          $  75,397      $ 103,925
                                                               ---------      ---------
        Book transfer from minority
          interest to accounts payable - other                 $ 115,871
                                                               ---------
        Exchange of minority interest common
          stock and accrued interest for shares
          of parent company common stock          $  44,000
                                                  ---------

NOTE 6: NOTES PAYABLE

                                          (Unaudited)
                                         September 30,        December 31,
                                             1995                1994
                                           ---------           ---------
   Mortgage note payable,
   1st Commercial Bank,
   at 9 3/4% interest.
   Final payment due September
    1996. Secured by Real Estate.          $       0           $  52,623

   Mortgage note payable,
   1st National Bank of
   Morton Grove, at 7.5% interest.
   Final payment due November 1998.
   Secured by Real Estate.                   229,884             240,450

   Mortgage Payable, American
   National Bank of Chicago,
   at 6.75%, Final payment due
   August 1998. Secured by Real Estate.      471,791             484,266

   Note Payable, Glenview State Bank,
   at 6.25% interest, Final payment
   due March 1998.  Secured by automobile     12,741              16,072
                                           ---------           ---------

              Total                          714,416             793,411

              Less Current Maturities         43,656              41,410
                                           ---------           ---------

              Total                        $ 670,760           $ 752,001
                                           ---------           ---------

                      LIFEWAY FOODS, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
               September 30, 1995 and December 31, 1994 And 1993


NOTE 6: NOTES PAYABLE (CONTINUED)

   Maturities of notes payable are as follows:

                           Year Ending December 31
                           -----------------------
                           1995         $   41,410
                           1996             91,743
                           1997             44,620
                           1998            615,638
                                        ----------

                                        $  793,411
                                        ==========

NOTE 7: CUSTOMERS AND CREDIT CONCENTRATIONS

Concentrations of credit with regard to trade accounts receivable and sales are limited due to the fact that the Company's customers are spread across different geographic areas. The customers though are concentrated in the retail food industry. Two customers accounted for 23% and 13% of sales as of September 30, 1995. Two customers accounted for 18% and 11% of 1994 sales and 28% and 21% of trade accounts receivable as of December 31, 1994, respectively. For 1993, one customer accounted for 14% of total sales.

The Company and its subsidiaries have deposits in three banks in the Chicagoland Area. The deposits of the Company and its subsidiaries are insured up to $100,000 at each of these financial institutions.

NOTE  8:  PROVISION FOR INCOME TAXES

The provision for income taxes consisted of:

                                (Unaudited)            December 31,
                               September 30,      ----------------------
                                   1995             1994          1993
                                 ---------        --------     ---------
       Current:
         Federal                 $ 216,918        $ 96,259      $  8,898
         State                      49,374          22,338         4,222
                                 ---------        --------     ---------
       Total Current               266,292         129,597        13,120

       Deferred                      7,745          (6,606)       50,223
                                 ---------        --------     ---------

       Provision for
       Income Taxes              $ 274,037        $122,991     $  63,343
                                 ---------        --------     ---------

                      LIFEWAY FOODS, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
               September 30, 1995 and December 31, 1994 And 1993


NOTE  8:  PROVISION FOR INCOME TAXES (CONTINUED)

A reconciliation of the provision for income taxes and the income tax computed at the Federal statutory note is as follows:

                                 (Unaudited)           December 31,
                                September 30,    -----------------------
                                    1995           1994          1993
                                 ----------      ---------     ---------
       Income tax expense
         computed at the
         statutory rate          $  216,918      $ 106,983     $  35,286
       Deferred Income Taxes          7,745         (7,964)       17,560
       State taxes, net of
         federal income tax
         effects                     49,374         23,972        10,497
                                 ----------      ---------     ---------

       Provision for
         income taxes            $  274,037      $ 122,991     $  63,343
                                 ----------      ---------     ---------

Amounts for deferred tax assets and liabilities as of September 30, 1995, December 31, 1994 and 1993 are as follows:

       Long-Term liability       $   55,004      $  47,259     $  52,044
                                 ----------      ---------     ---------


NOTE 9: ACQUISITION OF BUSINESS LINE

On December 27, 1990, Lifeway Foods, Inc., purchased the Tuscan brand-name liquid yogurt UPC codes from a third party. In addition, the third party signed a Covenant Not To Compete which states that for a period of ten (10) years from the date of the Agreement, they shall not sell, produce, market or broker liquid yogurt products in the United States.

The final purchase price of the assets was determined to be $286,000, which was allocated accordingly:

          Covenant not to compete                $  50,000
          Customer List                              6,000
          Trademark                                 30,000
          U.P.C. Codes                             200,000
                                                 ---------

                                                 $ 286,000
                                                 ---------

Amortization charged against income for the nine months ended September 30, 1995 and 1994 were $26,078 and $25,178 respectively, and for the years ended December 31, 1994, 1993 and 1992 was $47,241, $39,570 and $45,571,
respectively.

                      LIFEWAY FOODS, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
               September 30, 1995 and December 31, 1994 And 1993


NOTE 10: FORMATION OF SUBSIDIARIES

On April 15, 1992, Lifeway Foods, Inc. (the parent) formed Lifeway International, Inc. as a majority-owned subsidiary. In exchange for 98% of the issued and outstanding common stock (2,320,000 shares of Lifeway International, Inc.) the parent transferred to Lifeway International, Inc. $108,000 in cash. The remainder of the issued and outstanding common stock, 46,200 shares, (2%) was transferred to other shareholders ("Minority Shareholders") under a qualifying Rule 144 restricted stock issue in exchange for $145,000 in cash.
On February 17, 1993, Lifeway International, Inc., executed an Investment Agreement with the Svyatoshino Milk Plant Ukrainian Joint-Stock Company (Kiev, Ukraine) in which Lifeway International was to acquire a majority- ownership interest in Svyatoshino.

Due to the political situation in the Ukraine, acquisition of the controlling interest is not anticipated in the near future. In lieu of this acquisition, Lifeway International, Inc., has commenced exporting Kefir to Eastern Europe. In light of this change of business plan, the Company has extended an exchange offer to the Minority Shareholders. See Note 13 for additional information. During 1994 the Company, under the exchange offer, acquired 8,000 shares of Lifeway International, Inc. from the Minority Shareholders. As of December 31, 1994, the Minority Shareholders owned was approximately 1.9% of Lifeway International, Inc. Income generated by Lifeway International Inc. was insignificant for the years ended 1994 and 1993.

On September 30, 1992, the parent formed LFI Enterprises, Inc. as a wholly-owned subsidiary. In exchange for all of the issued and outstanding common stock of LFI Enterprises, Inc., the parent transferred to LFI Enterprises, Inc. $1,000 in cash.

NOTE 11: CUMULATIVE EFFECT OF ACCOUNTING CHANGE

During the year ended December 31, 1993, the Company adopted FAS Statement 109, Accounting for Income Taxes. The effect of this change was to increase net income for the year by $15,570. The cumulative effect of the change is shown as a one time credit to income in the statement of income for the year ended December 31, 1993.

                      LIFEWAY FOODS, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
               September 30, 1995 and December 31, 1994 And 1993


NOTE 12: BUSINESS SEGMENT INFORMATION

The Company's significant business segments include the sale of Dairy products and the operations of a restaurant. "Corporate and other" included revenues and expenses of the company's export subsidiary, general corporate expenses, interest expense and interest income. The Company's operations, by business segment are as follows:

FOR THE NINE MONTHS ENDED
SEPTEMBER 30, 1995

                               Dairy                 Corporate
                              Products   Restaurant   & Other    Consolidated
                            -----------  ----------  ---------   ------------
Sales                       $ 2,810,470  $ 288,777   $ 141,708    $ 3,240,955

Operating Earnings          $   659,270  $  39,418   $  20,771    $   719,459
Identifiable Assets         $ 3,027,461  $ 638,852   $ 108,820    $ 3,775,133

Depreciation and
   Amortization             $   149,238  $  14,963   $   2,217    $   166,418

Capital Additions           $    20,919  $       0   $       0    $    20,919

FOR THE NINE MONTHS ENDED
SEPTEMBER 30, 1994

                          Dairy                 Corporate
                         Products   Restaurant   & Other    Consolidated
                       -----------  ----------  ---------   ------------
Sales                  $ 2,259,904  $  261,895  $       0    $ 2,521,799

Operating Earnings     $   375,891  $   52,282  $    (142)   $   428,031

Identifiable Assets    $ 2,728,417  $  628,002  $ 105,103    $ 3,461,522

Depreciation and
   Amortization        $   107,828  $   14,625  $       0    $   122,453

Capital Additions      $    81,143  $        0  $       0    $    81,143

                      LIFEWAY FOODS, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
               September 30, 1995 and December 31, 1994 And 1993


NOTE 12: BUSINESS SEGMENT INFORMATION (CONTINUED)

FOR THE YEAR ENDED
DECEMBER 31, 1994

                          Dairy                 Corporate
                         Products   Restaurant   & Other    Consolidated
                       -----------  ----------  ---------   ------------
Sales                  $ 3,119,728  $  345,732  $  76,381    $ 3,541,841

Operating Earnings     $   401,457  $     (595) $(185,226)   $   215,636

Identifiable Assets    $ 2,689,994  $  664,613  $ 104,685    $ 3,459,292

Depreciation and
   Amortization        $   195,921  $   25,644  $   9,139    $   230,704

Capital Additions      $    94,569  $       90  $     110    $    94,769

FOR THE YEAR ENDED
DECEMBER 31, 1993

                          Dairy                 Corporate
                         Products   Restaurant   & Other    Consolidated
                       -----------  ----------  ---------   ------------
Sales                  $ 2,614,556  $  389,378  $       0    $ 3,003,934

Operating Earnings     $   250,425  $  (77,427) $ (71,932)   $   101,066

Identifiable Assets    $ 2,317,102  $  642,669  $ 208,171    $ 3,167,942

Depreciation and
  Amortization         $   149,167  $   22,839  $       0    $   172,006

Capital Additions      $    50,768  $   17,784   $      0    $    68,552


NOTE 13: SUBSEQUENT EVENT

During 1994, the Company determined that it would not be able to implement its original business plan for Lifeway International, Inc. As a result, the Company conducted an exchange offer to the Minority Shareholders of Lifeway International, Inc.,(see Note 10), whereas each Minority Shareholder could alternatively exchange their shares for:

1)       restricted common shares in Lifeway Foods, Inc. or,

2) receive a return of the original investment in cash plus interest on their investment paid in restricted common shares of Lifeway Foods, Inc.

                      LIFEWAY FOODS, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
               September 30, 1995 and December 31, 1994 And 1993


NOTE 13: SUBSEQUENT EVENT (CONTINUED)

During 1994, Minority Shareholders totalling 8,000 shares elected to cash out and were paid $25,000, and during the period ended March 22, 1995, Minority Shareholders totalling 28,000 shares elected to cash out and were paid $90,000, In addition, these Minority Shareholders are entitled to 2,000 and 7,200 restricted common shares in the Parent, respectively. As of October 24, 1995, all minority shareholders have either cashed-out or exchanged their shares for restricted common shares of the parent. In addition, all 35,600 restricted common shares required to be issued under the agreement have been issued.

The terms of the executed exchange agreement has resulted in a .09% dilution of the current Lifeway Foods, Inc. shareholders as 35,600 restricted common shares of the Parent were issued to the Minority Shareholders. If these shares had been issued in 1994, earnings per share would have decreased $0.0009.

Accounts payable - other represents amounts due to Minority Shareholders as of December 31, 1994 under the terms of the exchange agreement.


NOTE 14: ADJUSTMENTS TO FINANCIAL STATEMENTS

In the opinion of management, all adjustments necessary have been made in order to make the financial statements not misleading.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


(1)      Material Changes in Financial Condition

         The registrant's balance in Inventory increased from $108,309 at December 31, 1994 to $293,900 at September 30, 1995, an increase of $185,591. This increase is primarily due to increased purchases of finished goods from third-parties for resale, rather than from any changes in the rate of production from the registrant's own manufacturing activities.

         Management knows of no other trends, demands, commitment, events or circumstances which will result in or which are reasonably likely to result in the registrant's liquidity increasing or decreasing in a material way.

         The registrant has no material commitments for capital expenditures as of the end of the latest fiscal period. Management knows of no material trends, favorable or unfavorable, in the registrant's capital resources and anticipates no material change in the mix and cost of such resources. There have been no material fluctuations in the standard seasonal variations of the Company's business.


(2)      Material Changes in Results of Operations

         The registrant's revenue increased from $2,521,799 during the nine month period ended September 30, 1994 to $3,240,955 during the nine month period ended September 30, 1995, an increase of $719,156. The registrant's cost of sales increased from $1,239,676 during the nine month period ended September 30, 1994 to $1,445,326 during the nine month period ended September 30, 1995, an increase of $205,650. Operating expenses increased from $854,092 during the nine month period ended September 30, 1994 to $1,076,170 during the nine month period ended September 30, 1995, an increase $222,078.

                         PART II - OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

        None.

ITEM 2. CHANGES IN SECURITIES

        None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

        None.

ITEM 5. OTHER INFORMATION

        None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        EXHIBIT 27 -- FINANCIAL DATA SCHEDULE.

                                  SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        LIFEWAY FOODS, INC.

                                        By: /s/ Michael Smolyansky
                                            ---------------------------------
                                            Michael Smolyansky, President and
                                            Chief Financial Officer

DATE:   October 31, 1995

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                        EXHIBIT DESCRIPTION                        PAGE
------                        -------------------                        ----

  27                        Financial Data Schedule