Form 10-K
period 1995-12-31
LIFEWAY FOODS INC
filed 1996-04-01
CIK 814586

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB

[X]     ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
        ACT OF 1934

                 For the fiscal year ended December 31, 1995

[ ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

                For the transition period from: ______________ to ______________

                Commission file number:     0-17363

                              LIFEWAY FOODS, INC.
- --------------------------------------------------------------------------------
          (Name of small business issuer as specified in its charter)

                     ILLINOIS                                                   36-3442829
- --------------------------------------------------------------        ---------------------------------
(State or other jurisdiction of incorporation or organization)        (IRS Employer Identification No.)

7625 NORTH AUSTIN AVENUE, SKOKIE, ILLINOIS                                         60077
- ------------------------------------------                                       ----------
 (Address of principal executive offices)                                        (Zip Code)

Issuer's telephone number:   (847) 967-1010

Securities registered under Section 12(b) of the Exchange Act:   NONE

Securities registered under Section 12(g)
of the Exchange Act:                               COMMON STOCK, NO PAR VALUE

        Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]     No [ ]

        Check if there is no disclosure of delinquent files in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

        State issuer's revenues for its most recent fiscal year.   $4,497,560

        State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days. $2,101,797 AS OF MARCH 27, 1996, BASED ON THE AVERAGE CLOSING BID AND ASKED PRICES AS QUOTED ON NASDAQ.

        State the number of shares outstanding of each of the issuer's classes
of common equity, as of the latest practicable date.   3,785,377 SHARES OF
COMMON STOCK AS OF MARCH 27, 1996.


                      DOCUMENTS INCORPORATED BY REFERENCE

        The issuer's definitive prospectus of September 29, 1987, and Exhibits thereto, filed pursuant to Rule 424(b), Supplement No. 1 to the prospectus filed pursuant to Rule 424(c), and post-effective amendments thereto, are incorporated by reference into Part I and Part III of this Form 10-KSB.

                                     PART I

ITEM 1.    DESCRIPTION OF BUSINESS.

(a)      Business Development

         Lifeway Foods, Inc. (the "Company") commenced operations in February, 1986, and incorporated under the laws of the State of Illinois on May 19, 1986. The Company produces: Kefir, a drinkable product similar to but distinct from yogurt, in several flavors sold under the name "Lifeway's Kefir"; a plain farmer's cheese sold under the name "Lifeway's Farmer's Cheese"; and a fruit sugar-flavored product similar in consistency to cream cheese sold under the name of "Sweet Kiss." In the third quarter of 1995, the Company commenced marketing a vegetable-based seasoning under the name "Golden Zesta." The Company currently distributes its products throughout the Chicago metropolitan area through local food stores. In addition, the products are sold throughout the United States. The Company has also expanded the distribution of some of its products internationally by exporting to Eastern Europe and Ontario, Canada. For the years ending December 31, 1995 and 1994, export sales of the Company were approximately $215,000 and $80,000, respectively.

         Approximately 88.2% and 88.1% of consolidated revenues and 156.8% and 140.6% of consolidated net income for the years ended December 31, 1995 and 1994 were derived from the manufacturing of liquid yogurt and cheese products. (See, further, Item 7, Note 1 to Consolidated Financial Statements.)

         (a)(1)  Subsidiary Corporations

         Lifeway International, Inc.

         In 1992, the Company formed Lifeway International, Inc. ("LII") as a majority-owned subsidiary. In exchange for 98% of the issued and outstanding Common Stock, 2,320,000 shares, the Company transferred $108,000 in cash. The remaining 2% of the issued and outstanding Common Stock, 46,400 shares, was transferred to other shareholders ("Minority Shareholders") under a qualifying Rule 144 restricted stock issue in exchange for $145,000 in cash. In 1993, LII executed an Investment Agreement with the Svyatoshino Milk Plant Ukrainian Joint-Stock Company (Kiev, Ukraine) in which LII was to acquire a majority-ownership interest in Svyatoshino.

         Due to the political situation in the Ukraine, acquisition of the controlling interest is not anticipated. In lieu of this acquisition, LII has commenced exporting Kefir to Eastern Europe. In light of this change in the business plan, the Company extended an exchange offer to the Minority Shareholders. (See, further, Exchange Offer to Minority Shareholders of Lifeway International, Inc., below, and Item 7, Notes 9 and 11 to Consolidated Financial Statements.)

         Exchange Offer to Minority Shareholders of Lifeway International, Inc.

         During 1994, the Company determined that it would not be able to implement its original business plan for LII. As a result, the Company conducted an exchange offer to the Minority Shareholders of LII, whereby each Minority Shareholder could alternatively exchange their shares for (1) restricted Common Shares in the Company (including shares for interest on their investment) or, (2) a return of their original investment in cash plus interest on their investment paid in restricted Common Shares in the Company.

         During 1994, Minority Shareholders owning 8,000 shares in LII elected to cash out and were paid $25,000. During 1995, Minority Shareholders owning 28,800 shares in LII elected to cash out and were paid $90,000. In addition, these Minority Shareholders were entitled to 9,200 restricted Common Shares in the Company as payment of interest on their investment in LII. During 1995, Minority Shareholders owning 9,600 shares in LII elected to exchange their shares and were issued 26,400 restricted Common Shares of the Company, including 2,400 shares as payment of interest on their investment in LII. The total issue of 35,600 restricted Common Shares in the Company resulted in a .9% dilution of the current Company shareholder's interests. As of December 31, 1995, all minority interests in LII have been exchanged or cashed out under the terms of the exchange offer, therefore making LII a wholly-owned subsidiary of the Company. Had the shares been issued in 1994, earnings per share for the year ended December 31, 1994 would have decreased $.0005. (See, further, Item 7, Note 11 to Consolidated Financial Statements, and Item 12, Certain Relationships and Related Transactions.)

         LFI Enterprises, Inc.

         On September 30, 1992, the Company formed a wholly-owned subsidiary corporation, LFI Enterprises, Inc. ("LFIE"), incorporated in the State of Illinois. LFIE was formed for the purpose of operating a "Russian" theme restaurant and supper club on the property acquired by the Company on October 9, 1992. The restaurant/supper club commenced its operations in late November 1992. In exchange for all of the issued and outstanding Common Stock of LFIE, the Company transferred to LFIE $1,000 in cash. (See, further, Item 7, Note 9 to Consolidated Financial Statements.)

         (a)(2)  Acquisition of Business Line

         On December 27, 1990, the Company purchased the Tuscan brand-name liquid yogurt customer list along with a limited license of the trademark and use of the Tuscan liquid yogurt U.P.C. codes from a third party. In addition, the third party signed a Covenant Not to Compete which states that, for a period of ten (10) years from the date of the agreement, they shall not sell, produce, market or broker liquid yogurt products in the United States. (See, further, Item 7, Note 8 to Consolidated Financial Statements.)

(b)      Business of Issuer

         (b)(1)  Products

         The Company's primary product is Kefir which, like the better-known product of yogurt, is a fermented dairy product. Kefir has a slightly effervescent quality, with a taste similar to yogurt and a consistency similar to buttermilk. It is a distinct product from yogurt because it uses the unique microorganisms of Kefir as the culture to ferment the milk. The Company's basic Kefir is a drinkable product intended for use as a breakfast meal or a snack, or as a base for lower-calorie dressings, dips, soups or sauces. The Kefir is also used as the base of the Company's plain farmer's cheese, a cheese without salt, sugar or animal rennet. In addition, Kefir is the primary ingredient of the Company's "Sweet Kiss" product, a fruit sugar-flavored, cream cheese-like spread which is intended to be used as a dessert spread or frosting.

         Kefir contains a unique mixture of several live microorganisms and body nutrients such as proteins, minerals and vitamins. Kefir is highly digestible and, due to its acidity and enzymes, stimulates digestion of other foods. Kefir is considered to be the most favorable milk product for people suffering from genetically stipulated lactose intolerance. Studies indicate that Kefir seems to stimulate protein digestion and appetite, decrease the cholesterol content in blood, improve salivation and excretion of stomach and pancreatic enzymes and peristalsis. As compared to yogurt, many Naturopathic doctors consider Kefir to be the best remedy for digestive troubles because it has a very low curd tension (the curd breaks up very easily into small particles). The curd of yogurt, on the other hand, holds together or breaks into lumps. The small size of the Kefir curd facilitates digestion by presenting a large surface for the digestive agents to work on.

         Like Kefir made by other manufacturers, other commercial yogurt varieties, and dairy products in general, the Company's Kefir is a good source of calcium, protein, and Vitamin B-complex. In addition, because the fermentation process produces a less sour tasting product than yogurt, less sugar is required to make a desirable product, and the end product contains fewer calories.

         The Company currently sells its drinkable Kefir product in eleven flavors-- plain-regular, plain-low-fat, raspberry, blueberry, strawberry, cherry, peach, banana-strawberry, capuccino, chocolate and vanilla-- in 32-ounce containers featuring color-coded caps and labels describing nutritional information. In March 1996, the Company began marketing its fat-free, low cholesterol Kefir in six flavors. The Kefir product is currently marketed under the name "Lifeway's Kefir," and is sold from the dairy section. Lifeway's Kefir has a shelf life of approximately 60 days. All flavors contain fructose, fruit juice, Kefir culture, and pasteurized, low-fat milk and natural flavorings.

         The Company sells Lifeway Kefir, Sweet Kiss spread, and Lifeway Farmer's Cheese to various retail establishments including supermarkets, grocery stores, gourmet shops, delicatessens and convenience stores. In late 1995, the Company began marketing a vegetable-based seasoning under the name "Golden Zesta" which, because of its low sodium content, may also be used as a salt substitute, and two kinds of fat-free Farmer's Cheese, regular and swiss style.

         The Company intends to continue to develop new products, such as salad dressing and a frozen dessert product based on Kefir and Farmer's Cheese, although there is no assurance that such products can be developed successfully or marketed profitably.

         (b)(2)  Distribution

         The Company has verbal distribution arrangements with various distributors throughout the United States. These verbal distribution arrangements, in the opinion of the Company, allow management the necessary latitude to expand into new areas and markets and establish new relationships with distributors on an ongoing basis. The Company has not offered any exclusive territories to any distributors.

         These distributors are provided Lifeway products at wholesale prices for distribution to their retail accounts. The Company believes that the price at which its products are sold to its distributors is competitive with the prices generally paid by distributors for similar products in the markets served. In all areas served, distributors currently deliver the products directly to the refrigerated cases of dairy sections of the retail stores.
Each carries the full complement of Lifeway's products on its trucks, and checks the retail stores for space allocated to Lifeway's products, determines inventory requirements, and places Lifeway products directly into the case.
The Company prefers such method of distribution in order to serve the needs of each retail store, and to ensure consistency and quality of product handling, quality control, flavor selection and retail display. Under the distribution arrangements, each distributor must meet certain prescribed product handling, service and administrative requirements including, among others, frequency of delivery, replacement of damaged, old or substandard packages, and delivery of products directly to the refrigerated case.

         With its four Company-owned trucks, the Company distributes directly to major retail chains in the State of Illinois, including Jewel Food Stores (more than 100 stores), Dominick's Finer Foods (more than 90 stores), Omni Super Stores and Treasure Island Food Marts.

         Additionally, the Company distributes its products internationally by exporting to Eastern Europe and Ontario, Canada. (See, further, Item 7, Note 1 to Consolidated Financial Statements.)

         (b)(3)  Marketing

         The Company continues to promote the verifiable nutritional characteristics, purity of product, and good taste of its Kefir and Kefir-based products. The Company's advertises its products through local cable T.V. and radio, which is directed to both users and non-users of cultured milk products of all kinds. In 1995, the Company ran more than 3,500 30-second spots on local cable T.V. targeted at the greater Chicago area. As a result, sales through the Jewel Food Stores and Dominick's Finer Foods stores increased by 23% and 27%, respectively, from sales in 1994. In addition, through newspapers and magazines, the Company provides educational information on its products and appeals to the common perception that the products may be of particular benefit for a wide range of ills, including intestinal disorders, and continues to educate the public on the possible health benefits which could be derived from the use of Kefir and Kefir-based products. Although no scientific studies have proven the certainty of such claims, the Company believes that the potential for healthful benefits as suggested by such studies can serve as the basis for an advertising strategy.

         In addition to local cable T.V., radio, newspapers and magazines, the Company receives further exposure of its products through catalog advertising and promotions, which includes demonstrations of its products, by participating in various trade shows. In 1995, the Company's products were represented at five trade shows in New York, Dallas, Milwaukee, Madison and Minneapolis. In February 1996, the Company's products were represented by one of its distributors at the Fancy Foods Show in Toronto, Canada. The Company has plans to have its products represented in at least five more shows in 1996: (1) the Cheese and Dairy Show to be held in Milwaukee in March; (2) the International Fancy Food Show to be held in New York in June; (3) the Natural Products Expo West to be held in Anaheim in September; (4) the Annual National Food Brokers Association Show to be held in Chicago in November; and (5) the World Food Expo to be held in Moscow in November. The cost of participating in the shows is split between the distributor and the Company.

         The Company plans to continue its vigorous advertising campaign during the next 12-months. The Company expended approximately $202,000 and $100,000 on advertising and product promotion in 1995 and 1994, respectively, and it expects to expend approximately $200,000 in 1996.

         (b)(4)  Competition

         The Company's Kefir-based products are subject to competition from major producers of yogurt and other dairy products. These producers, such as Dannon and Dean Foods Company, as well as other national and regional producers, are well-established and have significantly greater managerial and technical expertise and financial resources than the Company.

         While the business of manufacturing Kefir, yogurt and related products carry a relatively low cost of entry, financial success in the industry is dependent upon implementing costly national marketing and other factors. In addition, Lifeway's products also compete, in general, with all other food products and, in particular, with other dairy products and dessert items.

         (b)(5)  Suppliers

         The Company purchases its raw materials, such as milk, sugar and fruit, from unaffiliated suppliers, and is not limited or contractually bound to any one. Prior to making any purchase, the Company determines which supplier can offer the lowest price for the highest quality of product. The raw and packaging materials purchased by the Company are considered commodity items and are widely available on the open market. The Company owns and operates the means of production of all of its products.

         (b)(6)  Major Customers

         The Company distributes its products to approximately 400 accounts, most of which are in the Chicago metropolitan area. Concentrations of credit with regard to trade accounts receivable and sales are limited due to the fact that the Company's customers are spread across different geographic areas. The customers are concentrated in the retail food industry. In 1995, two customers accounted for 5% and 3% of 1995 sales and 18% and 22% of trade accounts receivable as of December 31, 1995. For 1994, these two customers accounted for 18% and 11% of sales. (See, further, Item 1(b)(2) Distribution, and Item 7, Note 7 to Consolidated Financial Statements.)

         (b)(7) Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements, Labor Contracts

         On December 12, 1989, and June 12, 1990, the U.S. Patent and Trademark Office granted the Company exclusive trademarks for the names "Lifeway's" and "Healthy Eating," respectively. In addition, on January 10, 1992, the Company was granted a trademark for the name "Lifeway's" for its use in Canada since September 9, 1988 on wares.

         On December 27, 1990, the Company purchased the Tuscan brand-name liquid yogurt customer list along with a limited license of the trademark and use of the Tuscan liquid yogurt U.P.C. codes from a third party. (See, further, Item 1(a)(2), Acquisition of Business Line, and Item 7, Note 8 to Consolidated Financial Statements.)

         On June 30, 1992, the Company was granted trademarks for grain based, non-alcoholic beverages, although it has no claim to the exclusive right to use the names "KVAS," "KBAC" or "KWASS," apart from the mark as shown on the Principal Register. Although the Company has developed the product under this trademark, it is not currently marketing it.

         The Company recently made application to the U.S. Patent and Trademark Office for the trademark "Golden Zesta," for its recently marketed vegetable-based seasoning. The Company expects trademark approval by the second quarter 1996.

         In addition, the Company maintains various state licenses and permits required to operate its businesses, including a restaurant and liquor license, renewed annually, held by the Company's wholly-owned subsidiary, LFI Enterprises, Inc. for the operation of its "Russian" theme restaurant and supper club.

         At the date of this Report, neither the Company nor its subsidiaries have entered into any franchise agreement, concession, royalty agreement or labor contract.

         (b)(8)  Regulation

         The Company is subject to regulation by federal, state and local governmental authorities regarding the distribution and sale of food products. Although the Company believes that it currently has all material government permits, licenses, qualifications and approvals for its operations, there can be no assurance that the Company will be able to maintain its existing licenses and permits or to obtain any future licenses, permits, qualifications or approvals which may be required for the operation of the Company's business.

         (b)(9)  Research and Development

         The Company continues its program of new product development, centered around the nutritional and "low calorie" features of its proprietary Kefir formulas. In 1995, the Company developed and began marketing "Golden Zesta," a vegetable-based seasoning, which can also be used as a salt substitute. Also, in late 1995, the Company introduced a fat-free, low cholesterol line of Kefir and two kinds of fat-free, low cholesterol Farmer's Cheese. (See, further, Item 1(a), Business Development, and Item 1(b)(1), Products.) The Company's research and development efforts have resulted in the successful introduction to market of a "drinkable yogurt." These products, which have been produced on a commercial basis, in the opinion of management, have gained substantial market acceptance. Management anticipates that its product sales will contribute significantly to the Company's growth as significant market penetration is achieved. The Company's research and development program has identified certain other products capable of development for sale complimentary to its current product line. It is anticipated that a substantial portion of projected increases in sales for the Company will come from new product sales.

         The Company conducts primarily all of its research internally, but at times will employ the services of an outside testing facility. In the fiscal years 1994 and 1995, the Company estimates it expended approximately $6,000 and $7,500, respectively, for research and new product development, which costs were not borne directly by its customers.

         (b)(10) Employees

         The Company and its subsidiary, LFI Enterprises, Inc., currently employ approximately 33 full-time persons and 3 or 4 part-time employees on an "as needed" basis. Approximately 26 of those employees are engaged in the manufacturing process of the Company's Kefir and Kefir-based products and 7 are employed in the restaurant operation. None of the Company's employees are covered by collective bargaining agreements. The President of the Company, Michael Smolyansky, is engaged by the Company under an employment agreement. Under the terms of such agreement, as amended, Mr. Smolyansky is employed as President for a period of 5 years, commencing April 1992. The agreement provides for a base salary, payable in equal monthly installments, which may be increased, subject to approval of the Board of Directors, on a yearly basis in proportion to the Company's profitability. Additionally, under the agreement, Mr. Smolyansky is entitled to receive cash bonuses at the discretion of the Board of the Directors, subject to the Company being profitable. (See, further, Item 10. Executive Compensation.)

ITEM 2.  DESCRIPTION OF PROPERTY.

         On May 16, 1988, the Company purchased a 26,000 square foot parcel of real property, including an 8,500 square foot one-story building, located at 7625 N. Austin Street, Skokie, Illinois. The purpose of the purchase was to enable the Company to significantly expand its production facilities and capacity pursuant to its business plan and growing demand for its product. The Company brought the facility to full capacity and completed its remodeling in 1994. In addition to the increase in capacity, because of substantially improved storage facilities at the new plant, the Company has been able to incur substantial savings in the purchase of milk and other raw materials, by virtue of its increased capacity to store bulk purchases. The loan to the Company from 1st National Bank of Morton Grove, secured by the real estate, is payable in monthy installments of $2,548, including interest at 7.5%, with a balloon payment of $184,900 due November, 1998. At December 31, 1995, the loan had a balance of $227,464. (See, further, Item 7, Note 5 to Consolidated Financial Statements.)

         On October 9, 1992, the Company purchased certain real estate located at 7800 N. Caldwell, Niles, Illinois. The former restaurant property was acquired from WRKR, Inc., a third-party having no material relationship with the Company or any of its affiliates. This property consists of approximately 75,000 square feet of commercially zoned property, and a 7,750 square foot building. The loan to the Company from American National Bank of Chicago, secured by the real estate, has a balloon maturity in August 1998 and carries an interest rate of 6.75% per annum. The Company's monthly payments, calculated on a 15-year amortization schedule, are $4,498. At December 31, 1995, the loan had a balance of $462,638. (See, further, Item 7, Note 5 to Consolidated Financial Statements.) The Company refurbished the property in late 1992 and put it into productive use as a supper club facility, known as "Moscow Nites," catering to the Chicago area's Russian and East European ethnic communities. The premises are operated by the Company's wholly-owned subsidiary, LFI Enterprises, Inc., an Illinois corporation.

         For financial statement and tax purposes, the Company depreciates its real property buildings on a straight line basis over a 31 year life. (See, further, Item 7, Note 2 to Consolidated Financial Statements.)

         The Company believes it has adequate insurance coverage for all its properties.

ITEM 3.  LEGAL PROCEEDINGS.

         Neither the Company, its Subsidiaries, nor its properties are a party to or a subject of any pending legal proceeding.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matter was submitted during the fourth quarter of the fiscal year ended December 31, 1995, to a vote of security holders through the solicitation of proxies or otherwise.

                                    PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

(a)      Market Information

         The Company's Common Stock, no par value, the only class of common equity of the Company, is traded on the National Association of Securities Dealer's Automated Quotation System ("NASDAQ") under the symbol "LWAY." Trading commenced on March 29, 1988.

         The range of high and low bid quotations for the Company's Common Stock for the quarterly periods within the two most recent fiscal years, is set forth in the following table:


                                           Low Bid          High Bid
                                           -------          --------

                 1st Qtr.  1994             $1.25            $1.875
                 2nd Qtr.  1994             $1.125           $2.25
                 3rd Qtr.  1994             $l.125           $2.125
                 4th Qtr.  1994             $l.3125          $1.75

                 1st Qtr.  1995             $1.125           $2.00
                 2nd Qtr.  1995             $1.75            $4.25
                 3rd Qtr.  1995             $2.00            $3.50
                 4th Qtr.  1995             $1.4375          $2.50


(b)      Holders

         As of March 27, 1996, there were approximately 320 holders of record of the Company's Common Stock, as reflected on the Company's stock register and in brokerage accounts.

(c)      Dividends

         The Company has paid no cash dividends on its Common Stock and management does not anticipate that such dividends will be paid in the foreseeable future.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

(a) Management's Discussion and Analysis of Financial Condition and Results of Operations

         (a)(1)  Results of Operations

         Net income increased by $225,089, up to $440,725 in 1995 from $215,636 in 1994. The components of this increase are detailed as follows:

         Sales and cost of goods sold increased by $955,719 and $458,316, respectively, up to $4,497,560 and $2,244,628 in 1995 from $3,541,841 and
$1,786,312 in 1994, respectively. The increase is primarily attributable to increased sales of Kefir, Farmer's Cheese and the introduction of Golden Zesta during 1995. Costs of sales and the gross margins of the Company increased proportionately with sales in 1995.

         Operating expenses increased by $191,527, up to $1,560,967 in 1995 from $1,369,440 in 1994. The increase is primarily attributable to (i) an increase in advertising expenses due to the Company's aggressive marketing campaign in 1995; and (ii) an increase in salaries and payroll taxes incurred as additional employees were hired to support the Company's growth in production.

         Interest income increased by $28,355, up to $41,326 in 1995 from $12,971 in 1994. The increase is due to an increase in funds available for investments.

         Provision for income taxes increased by $118,422, up to $241,413 in 1995 from $122,991 in 1994. The increase is proportionate to the net income increase.

         (a)(2)  Liquidity and Capital Resources

         As of December 31, 1995 and December 31, 1994, respectively, the Company had working capital in the amount of $1,455,647 and $823,228; and cash on hand in the amounts of $702,107 and $495,498. Cash flow from operations was generated by the primary business activity of the Company. As a result of its strong working capital position, the Company expects all cash requirements can be met internally for the next 12-month period. As discussed above, the Company expects to purchase property and equipment for a new production facility, and to gradually employ additional persons on an as-needed bases for its operation.

         In September 1994, the Company made an exchange offer to certain minority shareholders of Lifeway International, Inc., a majority owned subsidiary. The exchange was completed in 1995. The Company expended $115,000 in cash and issued an aggregate 35,600 shares of its restricted Common Stock completing this exchange offer. (See, further, Item 1(a)(1) and Item 7, Note 11 to Consolidated Financial Statements.)

         LFI Enterprises, Inc., the Company's supper club facility, had sales of $390,145 in 1995 and $345,732 in 1994. These sales resulted in losses of $59,954 and $51,272 for 1995 and 1994, respectively.

         Net cash provided by operating activities decreased by $63,180, down to $445,334 in 1995 from $508,514 in 1994. Although the Company had a significant increase in sales and net income in 1995, the decrease in its net cash from operating activities is primarily attributable to the Company's build up of its inventories.

         Net cash used in investing activities decreased by $287,735, down to $56,972 in 1995 from $344,707 in 1994. The decrease is primarily attributable to the Company's purchase of Certificates of Deposit and U.S. Treasury Bonds in late 1994.

         Net cash used in financing activities increased by $14,549, up to $181,753 in 1995 from $167,204 in 1994. The increase is primarily attributable to the payoff of certain loans in 1994, partially offset by payments to Lifeway International, Inc.'s minority shareholders during 1995 in connection with an exchange offer.

         On January 25, 1996, the Board of Directors of the Company voted to repurchase up to 100,000 shares of the Company's Common Stock on the open market. The decision reflects the Board's belief that the Company's Common Stock is significantly undervalued. The resolution of the Board of Directors gave the Company one year to repurchase the shares to be held as treasury stock for general corporate purposes. To date, the Company has repurchased a total of 6,400 of its Common Shares.

         On February 26, 1996, Mr. Michael Smolyansky, on behalf of the Company, entered into a written proposal to purchase a 110,000 square foot parcel of real property, zoned industrial, including a 46,000 square foot one-story building, located at 6431 Oakton Avenue, Morton Grove, Illinois, for approximately $1,325,000. The purpose of the purchase would be to enable the Company to further expand its production facilities and capacity. The proposal is subject to the parties executing a mutually agreeable Purchase and Sale Agreement which is currently under negotiation.

         The Company is not aware of any circumstances or trends which would have a negative impact upon future sales or earnings. The Company believes it has sufficient funds available during the next fiscal year for the Common Stock repurchase and any earnest money deposit requirements for the proposed property purchase discussed above. There have been no material fluctuations in the standard seasonal variations of the Company's business.

ITEM 7.  FINANCIAL STATEMENTS.

         The consolidated financial statements that constitute Item 7 of this report and a table of contents thereto commences on page F-1 through F-17, which pages follow this page.

                      LIFEWAY FOODS, INC. AND SUBSIDIARIES

                                 ANNUAL REPORT

                           DECEMBER 31, 1995 AND 1994





                               TABLE OF CONTENTS





Independent Auditors' Report  . . . . . . . . . . . . . . . . . .      F2

Consolidated Balance Sheet -
December 31, 1995 . . . . . . . . . . . . . . . . . . . . . . . .   F3-F4

Consolidated Statements of Income -
for the years ended December 31, 1995 and 1994  . . . . . . . . .      F5

Consolidated Statements of Changes in Stockholders' Equity -
for the years ended December 31, 1995 and 1994  . . . . . . . . .      F6

Consolidated Statements of Cash Flows -
for the years ended December 31, 1995 and 1994  . . . . . . . . .   F7-F8

Notes to Consolidated Financial Statements -
December 31, 1995 and 1994  . . . . . . . . . . . . . . . . . . .  F9-F17

                     [GLEESON, SKLAR, SAWYER & CUMPATA LLP]

                          INDEPENDENT AUDITORS' REPORT



To the Board of Directors and Stockholders
LIFEWAY FOODS, INC.
Skokie, Illinois

We have audited the consolidated balance sheet of LIFEWAY FOODS, INC. AND SUBSIDIARIES as of December 31, 1995 and the related consolidated statements of income, changes in stockholders' equity, and cash flows for the years ended December 31, 1995 and 1994. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated balance sheet of LIFEWAY FOODS, INC. AND SUBSIDIARIES as of December 31, 1995, and the results of their operations and their cash flows for the years ended December 31, 1995 and 1994 in conformity with generally accepted accounting principles.



/s/ GLEESON, SKLAR, SAWYERS & CUMPATA LLP
Gleeson, Sklar, Sawyers & Cumpata LLP
Elgin, Illinois
February 9, 1996

                      LIFEWAY FOODS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                               DECEMBER 31, 1995


ASSETS                                                                                 1995
- ------                                                                            -------------
CURRENT ASSETS
- --------------
    Cash and cash equivalents                                                     $    702,107
    Investments                                                                        329,411
    Accounts receivable, net of allowance
      for doubtful accounts of $48,000                                                 604,621
    Other receivables                                                                   26,200
    Inventories                                                                        288,100
    Prepaid expenses and other assets                                                   21,206
    Deferred income taxes                                                               34,480
                                                                                  ------------
    TOTAL CURRENT ASSETS                                                             2,006,125

PROPERTY AND EQUIPMENT
- ----------------------
    Land                                                                               369,500
    Buildings, machinery and equipment                                               2,175,637
                                                                                  ------------
    Total property and equipment                                                     2,545,137
    Less:  accumulated depreciation                                                    868,769
                                                                                  ------------
    PROPERTY AND EQUIPMENT, NET                                                      1,676,368

OTHER ASSETS
- ------------
    Intangible assets                                                                  330,343
    Less:  accumulated amortization                                                    221,595
                                                                                  ------------
    TOTAL OTHER ASSETS                                                                 108,748
                                                                                  ------------

TOTAL ASSETS                                                                      $  3,791,241
- ------------                                                                      ============





                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                      LIFEWAY FOODS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                               DECEMBER 31, 1995



LIABILITIES AND STOCKHOLDERS' EQUITY                                                  1995
- ------------------------------------                                            --------------
CURRENT LIABILITIES
- -------------------
    Current maturities of notes payable                                         $       41,651
    Accounts payable                                                                   245,224
    Accrued expenses                                                                   263,603
                                                                                --------------
    TOTAL CURRENT LIABILITIES                                                          550,478

LONG-TERM LIABILITIES
- ---------------------
    NOTES PAYABLE                                                                      660,007

DEFERRED INCOME TAXES                                                                   45,395
- ---------------------

STOCKHOLDERS' EQUITY
- --------------------
    Common Stock                                                                     1,374,754
    Retained Earnings                                                                1,160,607
                                                                                --------------
    TOTAL STOCKHOLDERS' EQUITY                                                       2,535,361
                                                                                --------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                      $    3,791,241
- ------------------------------------------                                      ==============





                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                      LIFEWAY FOODS, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                 FOR THE YEARS ENDED DECEMBER 31, 1995 AND 1994


                                                                                    1995                   1994
                                                                                ------------           -----------
SALES                                                                           $  4,497,560           $ 3,541,841

Cost of goods sold                                                                 2,244,628             1,786,312
                                                                                ------------           -----------

GROSS PROFIT                                                                       2,252,932             1,755,529

Operating expenses                                                                 1,560,967             1,369,440
                                                                                ------------           -----------

INCOME FROM OPERATIONS                                                               691,965               386,089

Other income (expense)
    Interest Income                                                                   41,326                12,971
    Interest Expense                                                                 (67,164)              (60,433)
    Gain on sale of asset                                                             16,011                   ---
                                                                               -------------           -----------
    Total other income (expense)                                                      (9,827)              (47,462)
                                                                               -------------           -----------

INCOME BEFORE INCOME TAXES                                                           682,138               338,627

Provision for income taxes                                                           241,413               122,991
                                                                               -------------           -----------

NET INCOME                                                                     $     440,725           $   215,636
                                                                               =============           ===========

EARNINGS PER SHARE                                                             $         .12           $       .06
                                                                               =============           ===========

Shares outstanding                                                                 3,785,377             3,729,777
                                                                               =============           ===========





                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                     LIFEWAY FOODS, INC. AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                FOR THE YEARS ENDED DECEMBER 31, 1995 AND 1994


                                                                COMMON STOCK, NO PAR VALUE
                                                               10,000,000 SHARES AUTHORIZED
                                                             ---------------------------------
                                                              SHARES ISSUED                              RETAINED
                                                             AND OUTSTANDING          AMOUNT             EARNINGS
                                                             ---------------      ------------        -------------
BALANCES AT DECEMBER 31, 1993                                    3,729,777        $ 1,302,754          $    504,246

Net income for the year ended
  December 31, 1994                                                    ---                ---               215,636
                                                                 ---------        -----------          ------------

BALANCES AT DECEMBER 31, 1994                                    3,729,777          1,302,754               719,882

Shares exchanged in non-cash
  transaction                                                       55,600             72,000                  ---

Net income for the year ended
  December 31, 1995                                                    ---                ---               440,725
                                                                 ---------        -----------          ------------

BALANCES AT DECEMBER 31, 1995                                    3,785,377        $ 1,374,754          $  1,160,607
                                                                 =========        ===========          ============


                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                      LIFEWAY FOODS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 1995 AND 1994


                                                                                     1995                  1994
                                                                                  ----------            ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
- ------------------------------------
    NET INCOME                                                                    $  440,725            $  215,636
    Adjustments to reconcile net income to net
      cash flows from operating activities:
         Depreciation and amortization                                               230,565               230,703
         Issuance of common stock in exchange
           for services rendered and interest expense                                 42,000                   ---
         Increase in allowance for doubtful accounts                                  24,000                24,000
         Deferred income taxes                                                       (36,344)               (4,785)
         Gain on sale of asset                                                       (16,011)                  ---
         (Increase) decrease in operating assets:
             Accounts receivable                                                    (101,910)             (133,428)
             Other receivables                                                         4,700               (11,700)
             Inventories                                                            (179,791)              (22,139)
             Prepaid expenses and other assets                                         4,561               (18,004)
         Increase (decrease) in operating liabilities:
             Accounts payable                                                        (57,125)              122,310
             Accrued expenses                                                         89,964               105,921
                                                                                  ----------            ----------
    NET CASH PROVIDED BY OPERATING ACTIVITIES                                        445,334               508,514

CASH FLOWS FROM INVESTING ACTIVITIES:
- -------------------------------------
    Purchase of investments                                                         (167,315)             (269,310)
    Sale of investments                                                              107,214                   ---
    Purchase of property and equipment                                               (48,194)              (75,397)
    Proceeds from sale of asset                                                       51,323                   ---
                                                                                  ----------            ----------
    NET CASH USED IN INVESTING ACTIVITIES                                            (56,972)             (344,707)

CASH FLOWS FROM FINANCING ACTIVITIES:
- ------------------------------------
    Repayments of notes payable                                                      (91,753)             (142,204)
    Payments to minority shareholders                                                (90,000)              (25,000)
                                                                                  ----------            ----------
    NET CASH USED IN FINANCING ACTIVITIES                                           (181,753)             (167,204)
                                                                                  ----------            ----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                 206,609                (3,397)

Cash and cash equivalents at beginning of year                                       495,498               498,895
                                                                                  ----------            ----------

CASH AND CASH EQUIVALENTS AT END OF YEAR                                          $  702,107            $  495,498
                                                                                  ==========            ==========


                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                      LIFEWAY FOODS, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
                 FOR THE YEARS ENDED DECEMBER 31, 1995 AND 1994


                                                                                      1995                 1994
                                                                                  ------------         ------------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
- --------------------------------------------------

    Cash paid for interest                                                        $     67,164         $     60,433
                                                                                  ============         ============
    Cash paid for income taxes                                                    $    190,760         $     27,100
                                                                                  ============         ============


SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES:
- -------------------------------------------------------

    Issuance of common stock in exchange for:

         Consulting fees                                                          $     27,500         $        ---
         Minority shareholders - interest expense                                       14,500                  ---
                                                                                  ------------         ------------
             Subtotal                                                                   42,000
         Minority shareholders - stock                                                  30,000                  ---
                                                                                  ------------         ------------
         Total common stock issued                                                $     72,000         $        ---
                                                                                  ============         ============

    Financed purchase:

         Purchase of property and equipment                                       $        ---         $     94,869
         Less debt incurred                                                                ---              (19,472)
                                                                                  ------------         ------------
         Cash payments                                                            $        ---         $     75,397
                                                                                  ============         ============

    Book transfers from minority interest to
      accounts payable other                                                      $        ---         $    115,871
                                                                                  ============         ============





                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                      LIFEWAY FOODS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1995 AND 1994


Note 1 - NATURE OF BUSINESS

    Lifeway Foods, Inc. (The "Company") commenced operations in February, 1986, and incorporated under the laws of the State of Illinois on May 19, 1986. The Company produces Kefir, a drinkable product which is similar to but distinct from yogurt in several flavors sold under the name "Lifeway's Kefir"; a line of drinkable yogurt; a plain farmer's cheese sold under the name "Lifeway's Farmer's Cheese"; and a fruit sugar-flavored product similar in consistency to cream cheese sold under the name of "Sweet Kiss." The Company currently distributes its products throughout the Chicago metropolitan area through local food stores. In addition, the products are sold throughout the United States and Ontario, Canada. The Company has also expanded the distribution of some of its products internationally by exporting to Eastern Europe through its wholly-owned subsidiary, Lifeway International, Inc. For the years ending December 31, 1995 and 1994 export sales of the Company were approximately $215,000 and $80,000, respectively.

    On September 30, 1992, the Company formed a wholly-owned subsidiary corporation, LFI Enterprises, Inc., (LFIE) incorporated in the State of Illinois. LFIE was formed for the purpose of operating a "Russian" theme restaurant and supper club on the property acquired by the Company on October 9, 1992. The restaurant/supper club commenced its operations in late November 1992.

    Approximately 88.2% and 88.1% of consolidated revenues and 156.8% and 140.6% of consolidated net income for the years ended December 31, 1995 and 1994 were derived from the manufacturing of liquid yogurt and cheese products.


Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    A summary of the significant accounting policies applied in the preparation of the accompanying financial statements follows:

    Principles of Consolidation

    The consolidated financial statements include the accounts of the Company and its wholly-owned and majority owned subsidiaries. All significant intercompany accounts and transactions have been eliminated, including $120,000 of rent paid by LFIE to the Company in 1995 and 1994 for use of the restaurant which is owned by the Company.

    The Company has adopted Statement of Financial Accounting Standards (SAFS) No. 94., "Consolidation of all Majority-owned Subsidiaries", which requires the consolidation of all majority-owned subsidiaries unless control is temporary or does not rest with the majority owners.

                      LIFEWAY FOODS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1995 AND 1994

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

    Use of Estimates

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

    Cash Equivalents

    All highly liquid investments purchased with a maturity of three months or less are considered to be cash equivalents.

    Investments

    Effective December 31, 1994, the Company adopted the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Debt and Equity Securities" (SFAS 115). In accordance with this Statement, securities are classified as held-to-maturity, available-for-sale or trading.

    The Company's investments include certificates of deposit with maturity dates greater than three months and U.S. Treasury Bonds, which are all short term and held-to-maturity. Securities classified as held-to-maturity are stated at cost adjusted for amortization of premiums and accretion of discounts. At December 31, 1995, cost approximated market value. The Company does not currently have any trading or available-for-sale securities.

    Inventories

    Inventories are stated at lower of cost or market, cost being determined by the first-in, first-out method.

    Property and Equipment

    Property and equipment are stated at cost. Depreciation is computed using the straight line method. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts, and any resulting gain or loss is recognized in income for the period. The cost of maintenance and repairs is charged to income as incurred; significant renewals and betterments are capitalized.

    Property and equipment are being depreciated over the following useful lives:

             Category                                               Years
             --------                                               -----
             Buildings and improvements                                31
             Machinery and equipment                                 5-12
             Office equipment                                         5-7
             Vehicles                                                   5

                      LIFEWAY FOODS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1995 AND 1994


Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

    Intangible Assets

    Intangible assets are stated at cost. Organization costs are amortized over five years using the straight-line method. Other intangible assets are amortized over the estimated useful lives of the assets using the straight-line method as follows:

             Covenant not to compete                                   10 years
             Trademark license                                        2.5 years
             U.P.C. Codes                                               7 years
             Customer lists                                             5 years

    Income Taxes

    Deferred income taxes arise from temporary differences resulting from income and expense items reported for financial accounting and tax purposes in different periods. Deferred taxes are classified as current or noncurrent, depending on the classification of the assets and liabilities to which they relate. Deferred taxes arising from temporary differences that are not related to an asset or liability are classified as current or noncurrent depending on the periods in which the temporary differences are expected to reverse.

    The principal sources of temporary differences are different depreciation methods for financial statement and tax purposes, capitalization of indirect costs for tax purposes, use of the allowance method for book purposes versus the direct method for tax purposes as to bad debts, and amortization of customer lists.

    Earnings Per Common Share

    Earnings per common share were computed by dividing net income by the weighted average number of shares of common stock outstanding during the year. For the year ended December 31, 1995, fully diluted and primary earnings per share were the same as there were no potentially dilutive common stock equivalents outstanding. See Note 11 for fully diluted earnings per share for the year ended December 31, 1994.


Note 3 - INVENTORIES

    Inventories consisted of the following at December 31, 1995:

             Finished goods                                    $   199,600
             Production supplies                                    42,500
             Raw materials                                          46,000
                                                               -----------
                                                               $   288,100
                                                               ===========

                      LIFEWAY FOODS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1995 AND 1994


Note 4 - PROPERTY AND EQUIPMENT

    Property and equipment consisted of the following at December 31, 1995:

             Buildings and improvements                        $    796,752
             Machinery and equipment                              1,218,213
             Vehicles                                               109,877
             Office equipment                                        50,795
                                                               ------------
                                                               $  2,175,637
                                                               ============

    Depreciation charged to income was $186,925 and $183,462 in 1995 and 1994 respectively.


Note 5 - NOTES PAYABLE

                                                                  1995
                                                               ----------
    Mortgage note payable, 1st National Bank of
      Morton Grove, payable in monthly installments
      of $2,548, including interest at 7.5%, with a
      balloon payment of $184,900 due November, 1998.
      Collateralized by real estate.                           $  227,464

    Mortgage note payable, American National Bank
      and Trust Company of Chicago, payable in monthly
      installments of $4,498 including interest at 6.75%,
      with a balloon payment of $394,300 due August, 1998.
      Collateralized by real estate.                              462,638

    Note Payable, Glenview State Bank, payable in monthly
      installments of $460, including interest at 6.25%, due
      March, 1998. Collateralized an automobile.                   11,556
                                                               ----------

         TOTAL                                                    701,658

         Less current maturities                                   41,651
                                                               ----------

         TOTAL                                                 $  660,007
                                                               ==========

    Maturities of notes payable are as follows:

                   Year Ending December 31
                   ------------------------
                                       1996                    $   41,651
                                       1997                        44,621
                                       1998                       615,386
                                                               ----------
                                                               $  701,658
                                                               ==========

                      LIFEWAY FOODS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1995 AND 1994


Note 6 - PROVISION FOR INCOME TAXES

    The provision for income taxes consisted of:

                                                 1995             1994
                                               ---------       ----------
         Current
             Federal                           $ 225,897       $   96,259
             State                                51,860           22,338
                                               ---------       ----------
         Total current                           277,757          118,597
         Deferred                                (36,344)           4,394
                                               ---------       ----------

         Provision for income taxes            $ 241,413       $  122,991
                                               =========       ==========

    A reconciliation of the provision for income taxes and the income tax computed at the Federal statutory rate is as follows:

                                                          1995            1994
                                                       ----------       ---------
    Federal income tax expense
      computed at the statutory rate                   $  215,228       $ 106,983
    State taxes, expense                                   49,796          23,972
    Book/tax, accumulated depreciation adjustment          (4,886)            ---
    Book/tax, inventory adjustment                        (16,319)            ---
    Permanent book/tax difference                          (2,406)         (7,964)
                                                       ----------       ---------

    Provision for income taxes                         $  241,413       $ 122,991
                                                       ==========       =========

    Amounts for deferred tax assets and liabilities as of December 31, 1995 were are as follows:

    Long-term deferred tax liabilities arising from:
        Temporary differences - principally
            Book/tax, accumulated depreciation                 $  48,873
            Book/tax, accumulated amortization                    (3,478)
                                                               ---------
        Total deferred tax liabilities                            45,395

    Short-term deferred tax assets arising from:
            Book/tax, allowance for doubtful accounts             22,176
            Book/tax, inventory                                   12,304
                                                               ---------
    Total deferred tax assets                                     34,480
                                                               ---------

    Net deferred tax liability                                 $  10,915
                                                               =========

                      LIFEWAY FOODS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1995 AND 1994


Note 7 - CUSTOMERS AND CREDIT CONCENTRATIONS

    Concentrations of credit with regard to trade accounts receivable and sales are limited due to the fact that the Company's customers are spread across different geographic areas. The customers are concentrated in the retail food industry. Two customers accounted for 5% and 3% of 1995 sales and 18% and 22% of trade accounts receivable as of December 31, 1995. For 1994, these two customers accounted for 18% and 11% of sales.


Note 8 - ACQUISITION OF BUSINESS LINE

    On December 27, 1990, the Company purchased the Tuscan brand-name liquid yogurt customer list along with a limited license of the trademark and use of the Tuscan liquid yogurt U.P.C. codes from a third party. In addition, the third party signed a Covenant Not to Compete which states that, for a period of ten (10) years from the date of the agreement, they shall not sell, produce, market or broker liquid yogurt products in the United States.

    The final purchase price of the assets was determined to be $286,000, which was allocated accordingly:

             Covenant not to compete                      $   50,000
             Customer list                                     6,000
             Trademark                                        30,000
             U.P.C. Codes                                    200,000
                                                          ----------
                                                          $  286,000
                                                          ==========

    Total amortization charged against income for the years ended December 31, 1995 and 1994 was $43,640 and $47,241, respectively.


Note 9 - FORMATION OF SUBSIDIARIES

    In 1992, the Company formed Lifeway International, Inc.("LII") as a majority-owned subsidiary. In exchange for 98% of the issued and outstanding common stock, 2,320,000 shares, the Company transferred $108,000 in cash. The remaining 2% of the issued and outstanding common stock, 46,400 shares, was transferred to other shareholders ("Minority Shareholders") under a qualifying Rule 144 restricted stock issue in exchange for $145,000 in cash. In 1993, LII executed an Investment Agreement with the Svyatoshino Milk Plant Ukrainian Joint-Stock Company (Kiev, Ukraine) in which LII was to acquire a majority-ownership interest in Svyatoshino.

    Due to the political situation in the Ukraine, acquisition of the controlling interest is not anticipated in the near future. In lieu of this acquisition, LII has commenced exporting Kefir to Eastern Europe. In light of this change in business plan, the Company extended an exchange offer to the Minority Shareholders. See Note 11 for additional information.

                      LIFEWAY FOODS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1995 AND 1994


Note 9 - FORMATION OF SUBSIDIARIES - Continued

    On September 30, 1992, the Company formed LFI Enterprises, Inc. as a wholly-owned subsidiary. In exchange for all of the issued and outstanding common stock of LFIE, the Company transferred to LFIE $1,000 in cash.


 Note 10 - BUSINESS SEGMENT INFORMATION

    The Company's significant business segments include the sale of dairy products and the operations of a restaurant. "Corporate and other" includes revenues and expenses of the company's export subsidiary, general corporate expenses, interest expense, and interest income. The Company's operations by business segment for 1995 and 1994 are as follows:


                                         Dairy                         Corporate
             1995                      Products        Restaurant       & Other        Consolidated
         -----------                  -----------      ----------     -----------      ------------

         Sales                        $ 3,965,707      $  390,145     $  141,708       $ 4,497,560

         Net Income                   $   691,055      $   18,729     $ (269,059)      $   440,725

         Identifiable Assets          $ 3,033,742      $  654,413     $  103,086       $ 3,791,241

         Depreciation and
            Amortization              $   209,567      $   12,129     $    8,869       $   230,565

         Capital Additions            $    45,494      $    2,700     $        -       $    48,194


             1994
         ------------

         Sales                        $ 3,119,728      $  345,732     $   76,381       $ 3,541,841

         Net Income                   $   401,457      $     (595)    $ (185,226)      $   215,636

         Identifiable Assets          $ 2,689,994      $  664,613     $  104,685       $ 3,459,292

         Depreciation and
            Amortization              $   195,921      $   25,644     $    9,139       $   230,703

         Capital Additions            $    94,569      $       90     $      110       $    94,869

                      LIFEWAY FOODS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1995 AND 1994


Note 11 - EXCHANGE OFFER TO MINORITY SHAREHOLDERS

    During 1994, the Company determined that it would not be able to implement its original business plan for LII (see Note 9). As a result, the Company conducted an exchange offer to the Minority Shareholders of LII, whereby each Minority Shareholder could alternatively exchange their shares for:

    1) restricted common shares in the Company (including shares for interest on their investment) or,

    2) receive a return of their original investment in cash plus interest on their investment paid in restricted common shares in the Company.

    During 1994, Minority Shareholders owning 8,000 shares in LII elected to cash out and were paid $25,000. During the 1995, Minority Shareholders owning 28,800 shares in LII elected to cash out and were paid $90,000. In addition, these Minority Shareholders were entitled to 9,200 restricted common shares in the Company as payment of interest on their investment in LII. During 1995, Minority Shareholders owning 9,600 shares in LII elected to exchange their shares and were issued 26,400 restricted common shares of the Company, including 2,400 shares as payment of interest on their investment in LII. The total issue of 35,600 restricted common shares in the Company resulted in a .9% dilution of the current Company shareholder's interests. As of December 31, 1995, all minority interests in LII have been exchanged or cashed out under the terms of the exchange offer. Had the shares been issued in 1994, earnings per share for the year ended December 31, 1994 would have decreased $.0005.


Note 12 - STOCK OPTION PLANS

    The Company previously adopted a Restricted Stock Plan which provides for the granting of stock options to Company employees. The maximum number of Company Common Stock shares that may be subject to the Restrictive Stock Option Plan is 300,000.

    On June 9, 1995, the Company filed a registration statement with the Securities and Exchange Commission in connection with a Consulting and Service Compensation Plan covering up to 300,000 of the Company's Common Stock shares. Pursuant to the Plan, the Company may issue Common Stock or options to purchase Common Stock to certain consultants, service providers, and employees of the Company.

    As of December 31, 1995 no options have been issued under either of the two plans. The company did issue 20,000 shares of Common Stock in 1995 for consulting services valued at $27,500. This issue resulted in a .5% dilution of the current Company shareholder's interests.


Note 13 - CONCENTRATION OF RISK

    The Company maintains cash deposits at several banks located in the greater Chicago, Illinois metropolitan area. Deposits at each bank are insured by the Federal Deposit Insurance Corporation up to $100,000.

    Bank balances of amounts reported by financial institutions which are categorized as follows at December 31, 1995:

                                                                   1995
                                                                -----------
         Amounts insured by FDIC                                $   231,589
         Uninsured and uncollateralized amounts                     788,158
                                                                -----------

         Total bank balance                                     $ 1,019,747
                                                                ===========


                      LIFEWAY FOODS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1995 AND 1994


Note 14 - FAIR VALUE OF FINANCIAL INSTRUMENTS

      The estimated fair values of the Company's financial instruments, none of which are held for trading purposes, are as follows at December 31, 1995:

                                             Carrying            Fair
                                              Amount             Value
                                            -----------        ---------

         Cash and cash equivalents          $   702,107        $ 702,107
         Certificates of Deposit                230,000        $ 230,000
         U.S. Treasury Bond                      99,411        $  99,411
         Note payable to bank                    11,556        $  11,556
         Mortgages payable                      690,102        See below
                                            -----------
         Total                              $ 1,733,176
                                            ===========

      The carrying values of cash and cash equivalents, certificates of deposit U.S. Treasury Bonds and notes payable to bank approximate fair values. It is not currently practical to estimate the fair value of the mortgages payable, because these mortgages contain unique terms and conditions, which were negotiated at arms-length with the banks. There are no readily determinable similar instruments on which to base an estimate of fair value.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTANT AND FINANCIAL DISCLOSURE

         On February 28, 1995, the Company accepted the resignation of Robert
L. DeLorme, C.P.A., as its certifying accountant, and engaged the firm of Gleeson, Sklar, Sawyers & Cumpata, L.L.P., Certified Public Accountants, with offices at 2400 Big Timber Road, Suite 200, Elgin, Illinois 60123, to serve as the Company's independent certifying public accountants.

         There have been no disagreements with the Company's accountants on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

         The Company incorporates by reference its Current Report on Form 8-K dated February 28, 1995, which sets forth the information required by Item 304 of Regulation S-B.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.


(a) Directors and Executive Officers. The directors and executive officers of the Company are as follows:

Name                                Age      Position                                            Director Since
- ----                                ---      --------                                            --------------
Michael Smolyansky                  48       CEO, CFO, President, Treasurer and Director              1986
Pol Sikar                           47       Director                                                 1986
Rick D. Salm                        45       Director                                                 1986
Renzo Bernardi                      58       Director                                                 1994
Valeriy Nikolenko                   50       Vice President-Production and Secretary                   --

         MICHAEL SMOLYANSKY has been Chief Executive Officer, Chief Financial Officer, President, Treasurer and a director of the Company since its inception in February 1986. From 1976 to 1985, he was Project Engineer and Department Manager of E.J. Littell Machine Co., of Chicago, Illinois, where he had primary responsibility for design of material handling equipment. Mr. Smolyansky is a graduate of the Kiev Institute of Technology (M.S., Mechanical Engineering,
1971). Mr. Smolyansky devotes full time to the business of the Company. Mr. Smolyansky holds no other directorships in any other company reporting under either Section 12(b), 12(g) or 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act").

         POL SIKAR has been a director of the Company since its inception in February 1986. He is a graduate with a Master's degree from the Odessa State Institute of Civil Engineering in Russia. For more than 10 years he has been President and major stockholder of Still-Montrose Glass & Mirror Co., a company providing glass and mirror products to the wholesale and retail trade in the greater Chicago area. Mr. Sikar devotes as much time as necessary to the business of the Company. Mr. Sikar holds no other directorships in any other company reporting under either Section 12(b), 12(g) or 15(d) of the Exchange Act.

         RICK D. SALM, a director of the Company since its inception in February 1986, is first Vice-President of the First Commercial Bank of Chicago, Illinois. Mr. Salm joined First Commercial in 1982 and is currently in charge of commercial lending activities. Mr. Salm holds a Bachelor's degree from St. Norbert College, from which he graduated in 1974. Mr. Salm devotes as much time as necessary to the business of the Company. Mr. Salm holds no other directorships in any other company reporting under either Section 12(b), 12(g) or 15(d) of the Exchange Act.

         RENZO BERNARDI has been a director of the Company since 1994 and has been a director of the Company's subsidiary, Lifeway International, Inc. Mr. Bernardi is the president and founder of Renzo & Sons, Inc. - Dairy and Food Service Company which has been in business since 1969 (formerly, Renzo-Milk Distribution Systems). He has over 29 years of experience in the dairy distribution industry. Over the years, Mr. Bernardi has developed and implemented several innovative programs which have proven to reduce the costs of distribution and have resulted in the steady and continuous growth of the company which he now shares with his two sons. Mr. Bernardi is a graduate of Instituto Teonico E Commerciale of Macomer, Sardinia. Mr. Bernardi will devote as much time as necessary to the business of the Company. Mr. Bernardi holds no other directorships in any other company reporting under either Section 12(b), 12(g) or 15(d) of the Exchange Act.

         VALERIY NIKOLENKO has been Secretary of the Company since 1993 and Vice President-Production since January 1996. From 1992 to 1993, he was employed as an electronic technician in the United States. From 1982 to 1992, Mr. Nikolenko was a Department Manager for a government controlled design bureau in Kiev. He is a graduate of the Kiev Institute of Civil Aviation (M.S., Electronic Engineering, 1969). Mr. Nikolenko devotes full time to the business of the Company. Mr. Nikolenko holds no other directorships in any other company reporting under either Section 12(b), 12(g) or 15(d) of the Exchange Act.

(b)      Significant Employees

         The Company employs no person who is not an executive officer but who is expected to make a significant contribution to the business of the Company or its subsidiaries who would therefore be considered a "significant employee," as that term is defined in Item 401 of Regulation S-B.

(c)      Family Relationships

         No family relationships exist between any director or executive officer. Directors are elected to serve until the next annual meeting of stockholders or until their successors have been elected and qualified. Executive officers are appointed to serve at the pleasure of the Board of Directors. Mr. Smolyansky may be deemed a "parent" of the Company as that term is defined in the rules and regulations promulgated under the Securities Act of 1933, as amended.

(d)      Involvement In Certain Legal Proceedings

         During the past five years, no director, person nominated to become a director, executive officer, promoter or control person of the issuer has (1) filed any bankruptcy petition for himself or for any business for which he is a general partner or executive officer; (2) been convicted in a criminal proceeding or been subject to a pending criminal proceeding; (3) been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, or been permanently or temporarily enjoined, barred, suspended or otherwise limited in his involvement in any type of business, securities or banking activities; or (4) been found by a court of competent jurisdiction (in a civil action), the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, for which the judgment has not been reversed, suspended, or vacated.

(e)      Compliance With Section 16(a) of the Securities Exchange Act of 1934

         Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than 10% of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission ("SEC"). Officers, directors, and greater than 10% shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. Following are the persons, known to the Company, who have failed to file a required Form.

Name                                    Number of Late Reports        Number of Transactions
- ----                                    ----------------------        ----------------------
Michael Smolyansky                               5                              8
Pol Sikar                                        6                             10
Rick D. Salm                                     4                              4
Renzo Bernardi                                   4                              5
Valeriy Nikolenko                                1                              2

         The Company will undertake to assist the above named individuals in preparing the necessary filings as soon as possible.

ITEM 10. EXECUTIVE COMPENSATION.

(a)      General

         The following information discloses all plan and non-plan compensation awarded to, earned by, or paid to Mr. Michael Smolyansky, CEO, CFO, President, Treasurer and Director of the Company, for all services rendered in all capacities to the registrant and its subsidiaries. Mr. Smolyansky is the only person meeting the reporting requirements of Item 402 of Regulation S-B. No other executive officer of the Company's total annual salary and bonus exceeded $100,000 for the fiscal year ended December 31, 1995.

(b)      Summary Compensation Table

         The following table sets forth all compensation, including bonuses, stock option awards and other payments, paid or accrued by the Company during each of the fiscal years ended December 31, 1995, 1994 and 1993, to or for the Company's Chief Executive Officer and each of the other executive officers of the Company whose total annual salary and bonus, if any, exceeded $100,000 for the fiscal year ended 1995.


                                                           Annual Compensation
                                              ---------------------------------------------
             (a)                  (b)            (c)             (d)                (e)
             Name                 Year                                             Other
             and                 Ended                                            Annual
          Principal             December       Salary           Bonus          Compensation
           Position                31            ($)             ($)                ($)
- -------------------------------------------------------------------------------------------
Michael Smolyansky                1995        99,999.84       15,000.00             -0-
CEO, CFO, President               1994        81,333.00       15,000.00             -0-
                                  1993        72,000.00       15,000.00             -0-



                                           Long Term Compensation
                                ----------------------------------------------------------------
                                           Awards                    Payouts
                                ----------------------------------------------------------------
             (a)                    (f)              (g)               (h)              (i)
            Name                Restricted                                              All
             and                   Stock            Shares            LTIP         Other Compen-
          Principal              Award(s)         Underlying         Payouts           sation
          Position                  ($)            Options             ($)              ($)
- ------------------------------------------------------------------------------------------------
Michael Smolyansky                  -0-              -0-               -0-              -0-
CEO, CFO, President                 -0-              -0-               -0-              -0-
                                    -0-              -0-               -0-              -0-


(c)      Option/SAR Grants in Last Fiscal Year

         This table has been omitted, as Mr. Smolyansky, the only person meeting the reporting requirements of Item 402 of Regulation S-B, has not received any individual grants of stock options during fiscal 1995 or stock appreciation rights during 1995.

(d) Aggregated Option/SAR Exercises in Last Fiscal Year and Fiscal Year-End Option/SAR Values

         This table has been omitted, as Mr. Smolyansky, the only person meeting the reporting requirements of Item 402 of Regulation S-B, has not exercised any stock options during fiscal 1995.

(e)      Long-Term Incentive Plans ("LTIP") - Awards in Last Fiscal Year

         This table has been omitted, as Mr. Smolyansky, the only person meeting the reporting requirements of Item 402 of Regulation S-B, has not received any awards pursuant to any LTIP during fiscal 1995.

(f)      Compensation of Directors

         During the first three quarters of fiscal 1995, the Board of Directors participated in two meetings and were compensated at the rate of $250 per meeting. In August 1995, the Board of Directors voted to increase the compensation paid to its directors from $250 to $500 for their meeting participation. The Board of Directors conducted one meeting in the last quarter of fiscal 1995 for which the directors were each compensated $500.

(g)      Employment Contracts and Termination of Employment and
Change-in-Control Arrangements

         (g)(1)  Employment Contracts

         On April 15, 1992, Michael Smolyansky executed a 5-year employment contract with the Company which will expire on April 14, 1997. The agreement provides for a base salary, payable in equal monthly installments, which may be increased, subject to approval of the Board of Directors, on a yearly basis in proportion to the Company's profitability. Additionally, under the agreement, Mr. Smolyansky is entitled to receive cash bonuses at the discretion of the Board of the Directors, subject to the Company being profitable.

         The employment agreement obligates the Company to pay Mr. Smolyansky's basic annual salary for the remaining term of the agreement from the date of the employee's termination regardless of whether such termination is based upon cause. Additionally, the employment agreement provides that (a) the Company shall furnish a suitable automobile for the employee's use and (b) the employee, for a period of two years after termination, agrees not to compete in a business substantially similar to that of the Company.

         (g)(2)   Restricted Stock Plan

         The Company has adopted a Restricted Stock Plan (the "Plan") which provides for the granting of stock options to employees, including salaried officers of the Company. The maximum aggregate amount of shares of the Company's Common Stock that may be made subject to stock options granted under the Plan is 300,000. Options may be granted under the Plan at exercise prices that are not less than the fair market value of the Common Stock at the time of the grant. The Plan is administered by the Company's Board of Directors. The terms of payment for the shares of Common Stock once options granted are exercised may vary, as determined by the Board of Directors. As of March 27, 1996, no options have been granted under this Plan. (See, further, Item 7, Note 12 to Consolidated Financial Statements.)

         (g)(3)  Employee, Consultants and Service Providers Benefit Plan

         On June 9, 1995, the Company filed a registration statement on Form S-8 with the Securities and Exchange Commission in connection with an employee benefit plan (the "Plan") covering 300,000 shares of its Common Stock.
Pursuant to the Plan, the Company may issue Common Stock and/or options to purchase Common Stock to certain consultants, service providers and employees, including officers and directors, of the Company. The purpose of the Plan is to promote the best interests of the Company and its stockholders by providing a means of non-cash remuneration to eligible participants who contribute to operating progress and earning power of the Company. The Plan is administered by the Company's Board of Directors or a committee consisting of three members which has the discretion to determine from time to time the eligible participants to receive an award; the number of shares of stock issuable directly or to be granted pursuant to option; the price at which the option may be exercised or the price per share in cash or cancellation of fees or other payment which the Company is liable if a direct issue of stock and all other terms on which each option shall be granted. As of March 27, 1996, a total of 20,000 shares were issued under the Plan for public relations services. (See, further, Item 7, Note 12 to Consolidated Financial Statements.)

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

(a)      Security Ownership of Certain Beneficial Owners and Management

         The following table sets forth certain information known to the Company regarding the beneficial ownership of the Company's Common Stock, the Company's only class of securities, as of March 27, 1996 (except as indicated below) by (a) each stockholder known by the Company to be the beneficial owner of more than five percent of the Company's Common Stock, (b) each of the Company's directors, (c) each of the Company's executive officers named in the Summary Compensation Table above and (d) all executive officers and directors of the Company as a group. The shareholders listed below have sole voting and investment power except as noted.

                                                                    Percent Owned
Name and Address of                    Amount and Nature of        Beneficially and
 Beneficial Owner                      Beneficial Ownership           of Record
                                             (1) (2)
- -------------------                    --------------------        ----------------
Michael Smolyansky (5)                    2,567,750 (3)                  67.8
7625 N. Austin Ave.
Skokie, IL 60077

Rick D. Salm (5)                              1,500                       *
6945 N. Clark St.
Chicago, IL 60626

Pol Sikar (5)                               11,400 (4)                    *
3907 Miller Drive
Glenview, IL 60025

Renzo Bernardi (5)                             800                        *
2919 N. Natoma
Chicago, IL 60634

Valeriy Nikolenko (5)                         2,900                       *
8917 Lamon Ave.
Skokie, IL 60077

All officers and directors of the           2,584,350                    68.3
Company as a group (five persons)

- -----------------------

*  Represents less than one percent of the outstanding Common Stock.

   (1) Unless otherwise indicated, all shares are directly owned and investing power is held by the persons named.

   (2) Based upon 3,785,377 shares issued and outstanding as of March 27, 1996.

   (3) Mr. Smolyansky directly owns 2,538,320 Common Shares of the Company. 29,430 Common Shares are owned by his wife and therefore deemed to be beneficially owned by Mr. Smolyansky.

   (4) Mr. Sikar directly owns 10,900 Common Shares of the Company. 500 Common Shares are owned by his minor children and are therefore deemed to be beneficially owned by Mr. Sikar.

   (5) Director or officer. The majority of the Common Shares held by officers, directors and principal shareholders listed above are "restricted securities" and, as such, are subject to limitations on resale. The shares may be sold pursuant to Rule 144 under certain circumstances. The Board of Directors has adopted a Restricted Stock Plan under which certain employees may be granted up to 300,000 shares of the Common Stock of the Company. In addition, the Company filed a registration statement on Form S-8 with the Securities and Exchange Commission in connection with an employee benefit plan (the "Plan") covering 300,000 shares of its Common Stock. Pursuant to the Plan the Company may issue Common Stock and/or options to purchase Common Stock to certain employees, including officers and directors, of the Company. (See, further, Item 10(g)(2), Restricted Stock Plan and (g)(3), Employee, Consultant and Services Providers Benefit Plan.)

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         During 1994, the Company determined that it would not be able to implement its business plan for its subsidiary, Lifeway International, Inc. ("LII"). As a result, the Company conducted an exchange offer to the minority shareholders of LII, whereby each minority shareholder could alternatively exchange their shares for (i) restricted Common Shares in Lifeway Foods, Inc. ("LFI"); or (ii) receive a return of their original investment in cash plus interest on their investment paid in restricted Common Shares in LFI. (See, further, Item 1(a)(1), Exchange Offer to Minority Shareholders of Lifeway International, Inc., and Item 7, Note 11 to Consolidated Financial
Statements.) On February 21, 1995, Mr. Michael Smolyansky, the Company's CEO, CFO, President, Treasurer and director, and his wife elected to exchange their shares of LII for the return of their original investment in cash aggregating $10,000 plus interest paid in an aggregate 800 restricted Common Shares in LFI. On March 25, 1995, Mr. Pol Sikar, a director of the Company, elected to exchange his shares of LII for 4,400 restricted Common Shares in LFI. On January 10, 1995, Mr. Renzo Bernardi, a director of the Company, elected to exchange his shares of LII for the return of his $10,000 investment in cash plus interest paid in 1,600 restricted Common Shares in LFI.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

         (a)(1)(2)  Financial Statements and Schedules

         A list of the Financial Statements and Financial Statement Schedules filed as part of this Report is set forth in Item 7, and appears at page F-1 of this Report, which list is incorporated herein by reference.

         (a)(3)  Exhibits

Exhibit Number and Brief Description

         3.1 Articles of Incorporation of Registrant, with Certificate, and Amendments. (1)

         3.2             Bylaws of Registrant. (1)

         3.3             Corrected Amendment to the Bylaws of Registrant. (1)

         10.1 Lifeway Foods, Inc. Consulting and Services Compensation Plan, dated June 5, 1995. (2)

         10.2            Employment Agreement between Registrant and Michael
                         Smolyansky. (3)

         10.4            Industrial Building Lease between Lifeway Foods, Inc.
                         and Michael Smolyansky, and Addendum to Building Lease. (3)

         10.5            Stock Option Agreements. (3)

         10.6            Noncompetition, Nondisclosure, and Inventions
                         Agreement. (3)

         10.7            Restricted Stock Plan. (3)

         10.8 Definitive Purchase Agreement between Lifeway Foods, Inc. and Johanna Farms, Inc., dated December 27, 1990. (3)

         16.1 Letter of Robert L. DeLorme, C.P.A., dated March 3, 1995, stating its concurrence with the disclosure contained in the Company's Current Report on Form 8-K dated February 28, 1995. (3)

         16.2 Letter of Gleeson, Sklar, Sawyers & Cumpata, L.L.P., Certified Public Accountants and Management Consultants, dated March 3, 1995, stating its concurrence with the disclosure contained in the Company's Current Report on Form 8-K dated February 28, 1995. (3)

         27              Financial Data Schedule

         -----------------------------

         (1) Incorporated by reference to the issuer's registration statement on Form S-18 (Commission File No. 33-14329-C), and Post-Effective Amendments thereto.

         (2) Incorporated by reference to the issuer's registration statement on Form S-8 (Commission File No. 33-93306).

         (3) Incorporated by reference to the issuer's Current Reports filed under cover of Form 8-K and amendments thereto.

(b)      Reports on Form 8-K

         The Registrant incorporates by this reference its Current Report on Form 8-K dated February 28, 1995 relating to its change in accountants.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunder duly authorized.


                               LIFEWAY FOODS, INC.



                               By   /s/ Michael Smolyansky
                                    --------------------------------------------
                                    Michael Smolyansky, Chief Executive Officer,
                                    Chief Financial and Accounting Officer,
                                    President, Treasurer and Director

                               Date:    March 27, 1996


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



                               By   /s/ Michael Smolyansky
                                    --------------------------------------------
                                    Michael Smolyansky, Chief Executive Officer,
                                    Chief Financial and Accounting Officer,
                                    President, Treasurer and Director


                               Date:    March 27, 1996



                               By   /s/ Pol Sikar
                                    --------------------------------------------
                                    Pol Sikar, Director


                               Date:    March 27, 1996



                               By   /s/ Rick D. Salm
                                    --------------------------------------------
                                    Rick D. Salm, Director


                               Date:    March 27, 1996

                                EXHIBIT INDEX



       Exhibit           Exhibit
       Number            Description                                                       Page
       -------           -----------                                                       ----
         3.1             Articles of Incorporation of Registrant, with
                         Certificate, and Amendments. (1)

         3.2             Bylaws of Registrant. (1)

         3.3             Corrected Amendment to the Bylaws of Registrant. (1)

         10.1            Lifeway Foods, Inc. Consulting and Services
                         Compensation Plan, dated June 5, 1995. (2)

         10.2            Employment Agreement between Registrant and Michael
                         Smolyansky. (3)

         10.4            Industrial Building Lease between Lifeway Foods, Inc.
                         and Michael Smolyansky, and Addendum to Building
                         Lease. (3)

         10.5            Stock Option Agreements. (3)

         10.6            Noncompetition, Nondisclosure, and Inventions
                         Agreement. (3)

         10.7            Restricted Stock Plan. (3)

         10.8            Definitive Purchase Agreement between Lifeway Foods,
                         Inc. and Johanna Farms, Inc., dated December 27,
                         1990. (3)

         16.1            Letter of Robert L. DeLorme, C.P.A., dated March 3,
                         1995, stating its concurrence with the disclosure contained in the Company's Current Report on Form 8-K dated February 28, 1995. (3)

         16.2            Letter of Gleeson, Sklar, Sawyers & Cumpata, L.L.P.,
                         Certified Public Accountants and Management
                         Consultants, dated March 3, 1995, stating its concurrence with the disclosure contained in the Company's Current Report on Form 8-K dated February
                         28, 1995. (3)

         27              Financial Data Schedule


         -----------------------------

         (1) Incorporated by reference to the issuer's registration statement on Form S-18 (Commission File No. 33-14329-C), and Post-Effective Amendments thereto.

         (2) Incorporated by reference to the issuer's registration statement on Form S-8 (Commission File No. 33-93306).

         (3) Incorporated by reference to the issuer's Current Reports filed under cover of Form 8-K and amendments thereto.