Form 10QSB
period 1996-03-31
LIFEWAY FOODS INC
filed 1996-05-10
CIK 814586

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  Form 10-QSB

(Mark One)

       [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                       For the quarterly period ended March 31, 1996

       [ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
                       For the transition period from ___________ to _________ Commission file number: 0-17363

                             LIFEWAY FOODS, INC.
- --------------------------------------------------------------------------------
      (Exact name of small business issuer as specified in it charter)

                      Illinois                                                36-3442829
- ------------------------------------------------------------------------------------------------------
(State or other jurisdiction of incorporation or organization)      (IRS Employer Identification No.)

              7625 North Austin Avenue, Skokie, Illinois 60077
- --------------------------------------------------------------------------------
                    (Address of principal executive offices)

                               (847) 967-1010
                  ----------------------------------------
                         (issuer's telephone number)

- --------------------------------------------------------------------------------
  (Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the issuer was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.  Yes [X]    No [ ]

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the issuer filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of
securities under a plan confirmed by a court.     Yes [ ]     No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of May 7, 1996, the issuer had 3,778,977 shares of common stock, no par value, outstanding.

Transitional Small Business Disclosure Format (Check one):    Yes [ ]   No [X]

                                     INDEX



PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

                                                                          Page
                                                                          ----
         Lifeway Foods, Inc. and Subsidiaries

         March 31, 1996 and 1995


            Certified Public Accountants Report on
            Unaudited Financial Statements                                 F-2

            Consolidated Balance Sheets                                 F-3 - F-4

            Consolidated Statements of Income                              F-5

            Consolidated Statements of Changes in Stockholders' Equity     F-6

            Consolidated Statements of Cash Flows                       F-7 - F-8

            Notes to Consolidated Financial Statements                  F-9 - F-16

Item 2.  Management's Discussion and Analysis of Financial
         Conditions and Results of Operations                               4


PART II - OTHER INFORMATION                                                 6


SIGNATURES                                                                  8

                         PART I - FINANCIAL INFORMATION





                      LIFEWAY FOODS, INC. AND SUBSIDIARIES
                              FINANCIAL STATEMENTS
                            MARCH 31, 1996 AND 1995

                      LIFEWAY FOODS, INC. AND SUBSIDIARIES

                              FINANCIAL STATEMENTS

                            MARCH 31, 1996 AND 1995





                               TABLE OF CONTENTS





Certified Public Accountants Report on Financial Statements       F-2

Consolidated Balance Sheets -
March 31, 1996 and March 31, 1995                              F-3 - F-4

Consolidated Statements of Income -
for the years ended March 31, 1996 and 1995                       F-5

Consolidated Statements of Changes in Stockholders' Equity -
for the years ended March 31, 1996 and 1995                       F-6

Consolidated Statement of Cash Flows -
for the years ended March 31, 1996 and 1995                    F-7 - F-8

Notes to Consolidated Financial Statements -
March 31, 1996 and 1995                                        F-9 - F16

                               ROBERT L. DELORME
                          CERTIFIED PUBLIC ACCOUNTANT
                         1010 JORIE BOULEVARD/SUITE 300
                           OAK BROOK, ILLINOIS 60521

                                 (708) 571-1800





                      CERTIFIED PUBLIC ACCOUNTANTS REPORT
                            ON FINANCIAL STATEMENTS



To the Shareholders and Directors
Lifeway Foods, Inc.
Skokie, Illinois



The accompanying balance sheets of Lifeway Foods, Inc. and Subsidiaries as of March 31, 1996 and 1995 and the related statements of income, changes in stockholders' equity and cash flows for the three months then ended were not audited by me and, accordingly, I do not express an opinion or any other form of assurance on them.

The accompanying financial statement of Lifeway Foods, Inc. and subsidiaries as of December 31, 1995 and for the year then ended were audited by other auditors. They expressed an unqualified opinion on them in their report dated February 9, 1996. They have not performed any audit procedures since that date.





/s/ ROBERT L. DELORME
Robert L. DeLorme, C.P.A.
Oak Brook, Illinois

May 2, 1996

                      LIFEWAY FOODS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET





                                                     (UNAUDITED)
                                                       MARCH 31,
                                                -----------------------   DECEMBER 31,
ASSETS                                             1996         1995         1995
                                                ----------   ----------   ----------
CURRENT ASSETS
      Cash and cash equivalent                  $  828,217   $  397,220   $  702,107
      Investments                                  330,000      165,772      329,411
      Accounts receivable, net of allowance
         for doubtful accounts of $24,000 at
         March 31, 1995 and $48,000 at
         March 31, 1996 and December 31, 1995      598,780      588,624      604,621
      Other receivables                             26,200       29,700       26,200
      Inventories                                  268,100      166,000      288,100
      Prepaid expenses and other assets             62,107       46,502       21,206
      Deferred income taxes                         34,480            0       34,480
                                                ----------   ----------   ----------

      TOTAL CURRENT ASSET                        2,147,884    1,393,818    2,006,125

PROPERTY AND EQUIPMENT
      Land                                         369,500      369,500      369,500
      Buildings, machinery and equipment         2,192,433    2,192,944    2,175,637
                                                ----------   ----------   ----------
      Total property and equipment               2,561,933    2,562,444    2,545,137
      Less:  accumulated depreciation              916,000      757,677      868,769
                                                ----------   ----------   ----------
      PROPERTY AND EQUIPMENT, NET                1,645,933    1,804,767    1,676,368

OTHER ASSETS
      Intangible assets                            330,343      330,343      330,343
      Less;  accumulated amortization              229,988      188,865      221,595
                                                ----------   ----------   ----------
      TOTAL OTHER ASSETS                           100,355      141,478      108,748
                                                ----------   ----------   ----------

TOTAL ASSETS                                    $3,894,172   $3,340,063   $3,791,241
                                                ==========   ==========   ==========


                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                      LIFEWAY FOODS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET





LIABILITIES AND STOCKHOLDERS' EQUITY
                                                   (UNAUDITED)
                                                     MARCH 31,
                                             -----------------------   DECEMBER 31,
                                                1996         1995         1995
                                             ----------   ----------   ----------
CURRENT LIABILITIES
      Current maturities of notes payable    $   43,115   $   41,887   $   41,651
      Accounts Payable                          279,168      238,120      245,224
      Accrued expenses                          175,919      106,835      263,603
                                             ----------   ----------   ----------
      TOTAL CURRENT LIABILITIES                 498,202      386,842      550,478

LONG-TERM LIABILITIES
      Notes payable                             648,626      743,598      660,007

DEFERRED INCOME TAXES                            45,395       47,259       45,395

MINORITY INTEREST                                     0        1,720            0

STOCKHOLDERS' EQUITY
      Common Stock                            1,362,938    1,302,754    1,374,754
      Retained Earnings                       1,339,011      857,890    1,160,607
                                             ----------   ----------   ----------
      TOTAL STOCKHOLDERS' EQUITY              2,701,949    2,160,644    2,535,361
                                             ----------   ----------   ----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY   $3,894,172   $3,340,063   $3,791,241
                                             ==========   ==========   ==========


                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                      LIFEWAY FOODS, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME





                                                (UNAUDITED)
                                        FOR THE THREE MONTHS ENDED
                                                  MARCH 31,           FOR THE YEAR ENDED
                                       ----------------------------      DECEMBER 31,
                                          1996             1995             1995
                                       -----------      -----------      -----------
SALES                                  $ 1,258,639      $ 1,036,465      $ 4,497,560

COST OF GOODS SOLD                         512,233          498,790        2,244,628
                                       -----------      -----------      -----------

GROSS PROFIT                               746,406          537,675        2,252,932

OPERATING EXPENSES                         458,937          330,335        1,560,967
                                       -----------      -----------      -----------


INCOME FROM OPERATIONS                     287,469          207,340          691,965

OTHER INCOME (EXPENSE)
      Interest income                        9,874            9,611           41,326
      Interest expense                     (12,602)         (16,466)         (67,164)
      Gain on sale of assets                   689                0           16,001
                                       -----------      -----------      -----------
      TOTAL OTHER INCOME (EXPENSE)          (2,039)          (6,855)          (9,827)
                                       -----------      -----------      -----------

INCOME BEFORE INCOME TAXES                 285,430          200,485          682,138

PROVISION FOR INCOME TAXES                 107,026           62,477          241,413
                                       -----------      -----------      -----------

NET INCOME                             $   178,404      $   138,008      $   440,725
                                       ===========      ===========      ===========

EARNINGS PER SHARE                     $       .05      $       .04      $       .12
                                       ===========      ===========      ===========

SHARES OUTSTANDING                       3,778,977        3,731,777        3,785,377
                                       ===========      ===========      ===========


                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                      LIFEWAY FOODS, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY



                                        COMMON STOCK, NO PAR VALUE
                                       10,000,000 SHARES AUTHORIZED
                                       -----------------------------
                                        SHARES ISSUED                                     RETAINED
                                       AND OUTSTANDING      AMOUNT         EARNINGS
                                       ---------------    ----------      ----------
BALANCES AT DECEMBER 31, 1994              3,729,777       1,302,754         719,882

Shares exchanged in no-cash
    transaction                               55,600          72,000               0

Net income for the year ended
    December 31, 1995                              0               0         440,725
                                          ----------      ----------      ----------

BALANCES AT DECEMBER 31, 1995              3,785,377       1,374,754       1,160,607

Purchase of stock                             (6,400)        (11,816)              0

Net income for the three months ended
    March 31, 1996                                 0               0         178,404
                                          ----------      ----------      ----------

BALANCES AT MARCH 31, 1996                 3,778,977       1,362,938      $1,339,011
                                          ==========      ==========      ==========


                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                      LIFEWAY FOODS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                               (UNAUDITED)
                                                        FOR THE THREE MONTHS ENDED
                                                                 MARCH 31,         FOR THE YEAR ENDED
                                                         ------------------------     DECEMBER 31
                                                           1996           1995           1995
                                                         ---------      ---------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                            $ 178,404      $ 138,008      $ 440,725
   Adjustments to reconcile net income to net
    cash flows from operating activities:
       Depreciation and amortization                        55,624         56,952        230,565
       Issuance of common stock in exchange
         for services rendered and interest expense              0              0         42,000
       Increase in allowance for doubtful accounts               0              0         24,000
       Deferred income taxes                                     0              0        (36,344)
       Gain on sale of asset                                  (689)             0        (16,011)
       (Increase) decrease in operating assets:
           Accounts receivable                               5,841        (61,913)      (101,910)
           Other receivable                                      0          1,200          4,700
           Inventories                                      20,000        (57,691)      (179,791)
           Prepaid expenses and other assets               (40,901)       (20,735)         4,561
       Increase (decrease) in operating liabilities:
           Accounts payable                                 33,944        (64,229)       (57,125)
           Accrued expenses                                (87,684)      (115,082)        89,964
                                                         ---------      ---------      ---------
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES           164,651       (123,490)       445,334

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of investments                                (100,000)      (103,538)      (167,315)
   Sale of investments                                     100,100              0        107,214
   Purchase of property and equipment                      (16,796)          (400)       (48,194)
   Proceeds from sales of assets                                 0              0         51,323
                                                         ---------      ---------      ---------
NET CASH PROVIDED BY (USED) IN
   INVESTING ACTIVITIES                                    (16,696)       103,138        (56,972)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Repayments of notes payable                              (9,917)        (7,926)       (91,753)
   Purchase of treasury stock                              (11,816)             0              0
   Payments to minority shareholders                             0        (70,000)       (90,000)
                                                         ---------      ---------      ---------
NET CASH USED IN FINANCING ACTIVITIES                      (21,733)       (77,926)      (181,753)
                                                         ---------      ---------      ---------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                                        126,110        (98,278)       206,609

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                                     702,107        495,498        495,498
                                                         ---------      ---------      ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD               $ 828,217      $ 397,220      $ 702,107
                                                         =========      =========      =========


                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                      LIFEWAY FOODS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                            (UNAUDITED)
                                                    FOR THE THREE MONTHS ENDED
                                                             MARCH 31,       FOR THE YEAR ENDED
                                                     -----------------------   DECEMBER 31
                                                        1996         1995         1995
                                                     ----------   ----------   ----------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

   Cash paid for interest                            $   12,602   $   16,466   $   67,164
                                                     ==========   ==========   ==========

   Cash paid for income taxes                        $   90,900   $  185,000   $  190,760
                                                     ==========   ==========   ==========


SUPPLEMENTAL SCHEDULE OF NON-CASH
   FINANCING ACTIVITIES:

   Issuance of common stock in exchange for:

      Consulting fees                                $        0   $        0   $   27,500
      Minority shareholders - interest expense                0            0       14,500
                                                     ----------   ----------   ----------
        Sub-total                                             0            0       42,000
      Minority shareholders - stock                           0            0       30,000
                                                     ----------   ----------   ----------
      Total common stock issued                      $        0   $        0   $   72,000
                                                     ==========   ==========   ==========


                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                      LIFEWAY FOODS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 MARCH 31, 1996 AND 1995 AND DECEMBER 31, 1995


NOTE 1 - NATURE OF BUSINESS

     Lifeway Foods, Inc. (The "Company") commenced operations in February, 1986, and incorporated under the laws of the state of Illinois on May 19, 1986. The Company produces Kefir, a drinkable product which is similar to but distinct from yogurt in several flavors sold under the name "Lifeway's Kefir"; a line of drinkable yogurt; a plain farmer's cheese sold under the name "Lifeway's Farmer's Cheese"; and a fruit sugar-flavored product similar in consistency to cream cheese sold under the name of "Sweet Kiss." The Company currently distributes its products throughout the Chicago metropolitan area through local food stores. In addition, the products are sold in the states of California, Colorado, Connecticut, Florida, Illinois, Indiana, Iowa, Michigan, Minnesota, New Hampshire, New York, Ohio, Texas and Wisconsin. The Company has also expanded the distribution of its products internationally by exporting to Eastern Europe through its wholly-owned subsidiary Lifeway International, Inc.

     On September 30, 1992, the Company formed a wholly-owned subsidiary corporation, LFI Enterprises, Inc., (LFIE) incorporated in the state of Illinois. LFI Enterprises, Inc. was formed for the purpose of operating a "Russian" theme restaurant and supper club on the property acquired by the Company on October 9, 1992. The restaurant/supper club commenced its operations in late November 1992.

     Approximately 88.2% of Consolidated revenues and 156.8% of consolidated net income for the year ended December 31, 1995 were derived from the manufacturing of liquid yogurt and cheese products.


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     A summary of the significant accounting policies applied in the preparation of the accompanying financial statements follows:

     Principles of Consolidation

     The consolidated financial statements include the accounts of the Company and its wholly-owned and majority owned subsidiaries. All significant intercompany accounts and transactions have been eliminated, including $120,000 of rent paid by LFIE to the Company in 1995 for use of the restaurant which is owned by the Company.

     The Company has adopted Statement of Financial Accounting Standards (SFAS) No. 94., "Consolidation of all Majority-owed Subsidiaries", which requires the consolidation of all majority-owned subsidiaries unless control is temporary or does not rest with the majority owners.

                      LIFEWAY FOODS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 MARCH 31, 1996 AND 1995 AND DECEMBER 31, 1995


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

     Investments

     Effective December 31, 1994, the Company adopted the provisions of Statement of Financial Accounting Standards No 115 " Accounting for certain Debt and Equity Securities" (SFAS 115). In accordance with this Statement, securities are classified as held-to-maturity, available-for-sale or trading.

     The Company's investments include certificates of deposit with maturity dates greater than three months and US Treasury Bonds which are all short term and held-to-maturity. Securities classified as held-to-maturity are stated at cost adjusted for amortization of premiums and accretion of discounts. At December 31, 1995, cost approximated market value. The Company does not currently have any trading or available-for-sale securities.

     Inventory

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

                      LIFEWAY FOODS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 MARCH 31, 1996 AND 1995 AND DECEMBER 31, 1995


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

     The principal sources of temporary differences are different depreciation methods for financial statement and tax purposes, capitalization of indirect costs for tax purposes, use of allowance method for book purposes verses the direct method for tax purposes as to bad debts and amortization of customer list.

     Earning Per Common Share

     Earnings per common share were computed by dividing net income by weighted average number of shares of common stock outstanding during the year. For the year ended December 31, 1995, fully diluted and primary earnings per share were the same as there were no potentially dilutive common stock equivalents outstanding. See Note 11 for fully diluted earnings per share for the year ended December 31, 1994.


NOTE 3 - INVENTORIES

     Inventories consisted of the following:

                                (UNAUDITED)
                         FOR THE THREE MONTHS ENDED
                                 MARCH 31,           FOR THE YEAR ENDED
                         --------------------------      DECEMBER 31
                             1996           1995            1995
                         ----------      ----------      ----------
Finished goods           $  174,600      $   70,000      $  199,600
Production supplies          47,500          45,000          42,500
Raw materials                46,000          51,000          46,000
                         ----------      ----------      ----------
                         $  268,100      $  166,000      $  288,100
                         ==========      ==========      ==========

                      LIFEWAY FOODS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 MARCH 31, 1996 AND 1995 AND DECEMBER 31, 1995


NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

                                                               (UNAUDITED)
                               FOR THE THREE MONTHS ENDED
                                        MARCH 31,          FOR THE YEAR ENDED
                               --------------------------      DECEMBER 31
                                  1996            1995            1995
                               ----------      ----------      ----------
Building and improvements      $  796,752      $  796,752      $  796,752
Machinery and equipment         1,234,635       1,258,091       1,218,213
Vehicles                          109,877          89,906         109,877
Office equipment                   51,169          48,195          50,795
                               ----------      ----------      ----------
                               $2,192,433      $2,192,944      $2,175,637
                               ==========      ==========      ==========

     Depreciation charged to income for the three months ended March 31, 1996 and 1995 was $47,231 and $46,041 respectively, and $186,925 for the year ended December 31, 1995.

NOTE 5 - NOTES PAYABLE

                                                                   (UNAUDITED)
                                                           FOR THE THREE MONTHS ENDED
                                                                   MARCH 31,           FOR THE YEAR ENDED
                                                           --------------------------      DECEMBER 31
                                                              1996            1995            1995
                                                           ----------      ----------      ----------
Mortgage note payable, 1st National Bank of
 Morton Grove, payable in monthly installments
 of $2,548, including interest at 7.5%, with a
 balloon payment of $184,900 due November
 1998.  Collateralized by real estate                      $  224,368      $  238,205      $  227,464

Mortgage note payable, American National Bank
 and Trust Company of Chicago, payable in monthly
 installments of $4,498 including interest at 6.75%,
 with a balloon payment of $394,000 due August
 1998.  Collaterlized by real estate                          457,021         480,272         462,638

Mortgage note payable, 1st Commercial Bank,
 payable in monthly installments of $624 including
 interest at 9.75%, due September 1996
 Collateralized by real estate                                      0          51,952               0

Note payable, Glenview State Bank, payable in monthly
 installments of $460, including interest at 6.25%,
 due March, 1998.  Collateralized by automobile                10,352          15,056          11,556
                                                           ----------      ----------      ----------

     Total                                                    691,741         785,485         701,658
     Less current maturities                                   43,115          41,887          41,651
                                                           ----------      ----------      ----------
     Total                                                 $  648,626      $  743,598      $  660,007
                                                           ==========      ==========      ==========

     Maturities of notes payable for the years ended December 31,are as follows:

                           1996              $  41,651
                           1997                 44,621
                           1998                615,386
                                             ---------
                                             $ 701,658
                                             =========

                      LIFEWAY FOODS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 MARCH 31, 1996 AND 1995 AND DECEMBER 31, 1995


NOTE 6 - PROVISION FOR INCOME TAXES

     The provision for income taxes consists of the following:

                                       (UNAUDITED)
                               FOR THE THREE MONTHS ENDED
                                        MARCH 31,       FOR THE YEAR ENDED
                                ------------------------   DECEMBER 31
                                   1996          1995         1995
                                ----------    ----------   ----------
Current
  Federal                       $   86,603    $   53,057   $  225,897
  State                             20,423         9,420       51,860
                                ----------    ----------   ----------
Total current                      107,026        62,477      277,757
Deferred                                 0             0      (36,344)
                                ----------    ----------   ----------

Provision for income taxes      $  107,026    $   62,477   $  241,413
                                ==========    ==========   ==========

      A reconciliation of the provision for income taxes and the income tax computed at the statutory rate is as follows:

                                                        (UNAUDITED)
                                                 FOR THE THREE MONTHS ENDED
                                                          MARCH 31,         FOR THE YEAR ENDED
                                                 --------------------------     DECEMBER 31
                                                    1996            1995            1995
                                                 ----------      ----------      ----------
Federal income tax expense
  computed at the statutory rate                 $   86,603      $   53,057      $  215,228
State taxes, expense                                 20,423           9,420          49,796
Book/tax, accumulated depreciation adjusted               0               0          (4,886)
Book/tax, inventory adjustment                            0               0         (16,319)
Permanent book/tax difference                             0               0          (2,406)
                                                 ----------      ----------      ----------

Provision for income taxes                       $  107,026      $   62,477      $  241,413
                                                 ==========      ==========      ==========

     Amounts for deferred tax assets and liabilities as of December 31, 1995 are as follows:

Long-term deferred tax liabilities arising from:
   Temporary differences - principally
      Book/tax, accumulated depreciation              $ 48,873
      Book/tax, accumulated amortization                (3,478)
                                                      --------
   Total deferred tax liabilities                       45,395

 Short-term deferred tax assets arising from:
      Book/tax, allowance for doubtful accounts       $(22,176)
      Book/tax, inventory                              (12,304)
                                                      --------
 Total deferred tax assets                             (34,480)
                                                      --------

 Net deferred tax liability                           $ 10,915
                                                      ========

                      LIFEWAY FOODS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 MARCH 31, 1996 AND 1995 AND DECEMBER 31, 1995


NOTE 7 - CUSTOMER AND CREDIT CONCENTRATIONS

     Concentrations of credit with regard to trade accounts receivable and sales are limited due to the fact the Company's customers are spread across different geographic areas. The customers are concentrated in the retail food industry. Two customers accounted for 5% and 3% of 1995 sales and 18% and 22% of trade accounts receivable as of December 31, 1995.

NOTE 8 -  ACQUISITION OF BUSINESS LINE

     On December 27, 1990, the Company purchased the Tuscan brand-name liquid yogurt customer list along with a limited license of the trademark and use of the Tuscan liquid yogurt UPC codes from a third party. In addition, the third party signed a Covenant Not to Compete which states that, for a period of ten (10) years from the date of the agreement, they shall not sell, produce, market or broker liquid yogurt products in the United States.

     The final purchase price of the assets was determined to be $286,000, which was allocated accordingly:

                   Covenant Not to Compete     $  50,000
                   Customer List                   6,000
                   Trademark                      30,000
                   UPC Codes                     200,000
                                               ---------
                                               $ 286,000
                                               =========

     Total amortization charged against income for the years ended December 31, 1995 and 1994 was $43,640 and $47,241, respectively.

NOTE 9 - FORMATION OF SUBSIDIARIES

     In 1992, the Company formed Lifeway International, Inc.("LLI") as a majority-owned subsidiary. In exchange for 98% of the issued and outstanding common stock, 2,320,000 shares, the Company transferred $108,000 in cash. The remaining 2% of the issued and outstanding common stock, 46,000 shares, was transferred to other shareholders ("Minority Shareholders") under a qualifying Rule 144 restricted stock issue in exchange for $145,000 in cash. In 1993, LII executed an Investment Agreement with the Svyatoshino Milk Plant Ukrainian Joint-Stock Company (Kiev, Ukraine) in which LII was to acquire a majority-ownership interest in Svyatoshino.

     Due to the political situation in the Ukraine, acquisition of the controlling interest is not anticipated in the near future. In lieu of this acquisition, LII has commenced exporting Kefir to Eastern Europe. In light of this change in business plan, the Company extended an exchange offer to the Minority Shareholders. See Note 11 for additional information. For the years ending December 31, 1995, LII had export sales totaling $141,708.

     On September 30, 1992, the Company formed LFI Enterprises, Inc. (LFIE) as a wholly-owned subsidiary. In exchange for all of the issued and outstanding common stock of LFIE, the Company transferred to LFIE $1,000 in cash.

                      LIFEWAY FOODS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 MARCH 31, 1996 AND 1995 AND DECEMBER 31, 1995


NOTE 10 - BUSINESS SEGMENT INFORMATION

     The Company's significant business segments include the sale of dairy products and the operations of a restaurant. "Corporate and other" includes revenues and expenses of the company's export subsidiary, general corporate expenses, interest expense, and interest income. The Company's operations, by business segment for 1995 are as follows:

                              Dairy                 Corporate
1995                         Products   Restaurant   & Other    Consolidated
- -------------------------   ----------  ----------  ---------   ------------
Sales                       $3,965,707   $390,145   $ 141,708    $4,497,560

Net Income                  $  691,055   $ 18,729   $(269,059)   $  440,725

Identifiable Assets         $3,033,742   $654,413   $ 103,086    $3,791,241

Depreciation and
Amortization                $  209,567   $ 12,129   $   8,869    $  230,565

Capital Additions           $   45,494   $  2,700   $       0    $   48,194


NOTE 11 - EXCHANGE OFFER TO MINORITY SHAREHOLDERS

     During 1994, the Company determined that it would not be able to implement its original business plan for LII at this time (see Note 9). As a result, the Company conducted an exchange offer to the Minority Shareholders of LII, whereby each Minority Shareholder could alternatively exchange their shares for:

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


NOTE 12 - COMMON STOCK ISSUE

     During 1995, the Company received consulting services valued at $27,500. In lieu of cash, the Company issued 20,000 shares of common stock as payment for these services, which resulted in a .5% dilution of the current Company shareholder's interest.

                      LIFEWAY FOODS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 MARCH 31, 1996 AND 1995 AND DECEMBER 31, 1995


NOTE 13 - CONCENTRATION OF RISK

     The Company maintains cash deposits at several banks located in the greater Chicago, Illinois metropolitan area. Deposits at each bank are insured by the Federal Deposit Insurance Corporation up to $100,000.

     Bank balances of amounts reported by financial institutions which are categorized as follows at December 31, 1995:

            Amounts insured by FDIC                     $    231,589
            Uninsured and uncollateralized amounts           788,158
                                                        ------------

            Total bank balance                          $  1,019,747
                                                        ============


NOTE 14 - INVESTMENTS

     The amortized cost and fair value of investments at December 31, 1995 were:

                                           Amortized           Fair
                                             Cost              Value
                                           ---------         ---------
              Certificates of Deposit      $ 230,000         $ 230,000

              U.S. Treasury Bond              99,411            99,411
                                           ---------         ---------

              Total Investment             $ 329,411         $ 329,411
                                           =========         =========


NOTE 15 - SUBSEQUENT EVENT

     On April 24, 1996, the Company entered into a Real Estate Sales Contract (the "Contract") to purchase a 110,000 square foot parcel of real property, zoned commercial, including a 46,000 square foot one-story building, located at 6431 Oakton Avenue, Morton Grove, Illinois for $1,325,000. The purchase enables the Company to further expand its production facilities and capacity. Under the terms, upon execution of the Contract, (1) the Company would be allowed a period of 45 days to inspect the property (the "inspection period"); and (2) the Company would place initial earnest monies totalling $10,000 in escrow. Additionally, upon expiration of the inspection period, the Company would place additional earnest monies totalling $290,000 in an interest bearing escrow account at Chicago Title and Trust Company, the direction to control of which shall be held by the Seller. The Company shall be entitled to the interest accruing thereunder unless they are in default of the Contract, in which case the Seller shall be entitled to the interest. The Contract is expressly contingent upon entering into a mutually acceptable agreement with the current tenant of the building to terminate its lease. If the Seller is unable to enter into a termination agreement with the Tenant prior to the negotiation period set forth in the Contract, the Company shall have either (a) the option to extend the negotiation period or (b) the right to terminate the Contract. In the event of termination, the Contract shall be null and void with all earnest monies plus interest earned thereon to be refunded to the Company together with the sum of $1,000 for cost reimbursements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

(1)      Material Changes in Results of Operations

         Net income increased by $40,396, up to $178,404 for the three month period ending March 31, 1996 from $138,008 during the same three month period in 1995. The components of this increase are detailed as follows:

         Sales and cost of goods sold increased by $222,174 and $13,443, respectively, up to $1,258,639 and $512,233 during the three month period ending March 31, 1996 from $1,036,465 and $498,790 during the same three month period in 1995, respectively. The increase is primarily attributable to increased sales of Kefir, Farmer's Cheese and the introduction of Golden Zesta. Costs of sales and gross margins of the Company increased proportionately with sales.

         Operating expenses increased by $128,602, up to $458,937 during the three month period ending March 31, 1996 from $330,335 during the same three month period in 1995. The increase is primarily attributable to (i) an increase in advertising expenses due to the Company's aggressive marketing campaign commencing in 1995; and (ii) an increase in salaries and payroll taxes incurred as additional employees were hired to support the Company's growth in production.

         The Company's balance in inventory increased by $102,100, up to $268,100 during the three-month period ending March 31, 1996, as compared to $166,000 during the three-month period ending March 31, 1995. The increase is primarily due to an increase in production and sales.

         Interest income increased slightly, up to $9,874 during the three month period ending March 31, 1996 from $9,611 during the same three month period in 1995. The increase is due to an increase in funds available for investments.

         Provision for income taxes increased by $44,549, up to $107,026 during the three month period ending March 31, 1996 from $62,477 during the same three month period in 1995. The increase is proportionate to the net income increase.

(2)      Material Changes in Financial Condition

         As of the three month period ending March 31, 1996 as compared to the three month period ending March 31, 1995, the Company had working capital in the amount of $1,649,682 as compared to $1,006,976, respectively; and cash on hand in the amounts of $828,217 as compared to $397,220, respectively. Cash flow from operations was generated by the primary business activity of the Company. As a result of its strong working capital position, the Company expects all cash requirements can be met internally for the remaining fiscal year.

         On January 26, 1996, the Board of Directors of the Company voted to repurchase up to 100,000 shares of the Company's Common Stock on the open market. The decision reflects the Board's belief that the Company's Common Stock is significantly undervalued. The resolution of the Board of Directors gave the Company one year to repurchase the shares to be held as treasury stock for general corporate purposes. As of May 7, 1996, the Company has repurchased a total of 6,400 of its Common Shares.

         On April 24, 1996, the Company entered into a Real Estate Sales Contract with a non-affiliated third party to purchase a 110,000 square foot parcel of real property, zoned industrial, including a 46,000 square foot one-story building, in Morton Grove, Illinois, for $1,325,000. (See, further, Item 5. Other Information.) The purchase will enable the Company to further expand its production facilities and capacity. The Company anticipates a move in date of December 1996. The Company has obtained preliminary approval of financing with the American National Bank in Chicago. It is proposed that the loan in the approximate amount of $1,000,000, the specified terms of which have not yet been determined, will be secured by the real estate, payable in monthly installments and carry the prime interest rate set by the Federal Reserve. The Company believes it has sufficient cash on hand to make the earnest money deposit requirement of $300,000, and will not need to raise additional funds to meet its cash requirements for, among others, building upgrades, additional employees, equipment and inventory. Thereafter, the Company, on a gradual basis, will implement its three-year plan to increase production resulting in increased sales. Once full production capability is reached, the Company expects that its annual product sales will increase significantly. The Company expects to employ up to 40 more persons to operate this new production facility, on an as-needed basis, over the next three years.

         The Company is not aware of any circumstances or trends which would have a negative impact upon future sales or earnings. The Company believes it has sufficient funds available during the next fiscal year for the Common Stock repurchase and the earnest money deposit requirements for the property purchase discussed above. There have been no material fluctuations in the standard seasonal variations of the Company's business.

                          PART II - OTHER INFORMATION


Item 1.  Legal Proceedings

         None.

Item 2.  Changes in Securities

         None.

Item 3.  Defaults upon Senior Securities

         None.

Item 4.  Submission of Matters to a Vote of Securities Holders

         None.

Item 5.  Other Information

         On April 24, 1996, the Company entered into a Real Estate Sales Contract (the "Contract") with a non-affiliated third party, to purchase a 110,000 square foot parcel of real property, zoned industrial, including a 46,000 square foot one-story building, located in Morton Grove, Illinois, for $1,325,000. The purchase enables the Company to further expand its production facilities and capacity. Pursuant to the terms of the Contract, upon its execution, (1) the Company placed initial earnest monies totaling $1,000 in escrow, and (2) the Company is allowed a period of 45 days to inspect the property (the "inspection period"). Additionally, upon expiration of the inspection period, the Company would place additional earnest monies totaling $290,000 in an interest bearing escrow account at Chicago Title and Trust Company, the direction to control of which shall be held by Seller. The Company shall be entitled to the interest accruing thereunder unless Purchaser is in default of the Contract, in which case Seller shall be entitled to the interest. The Contract is expressly contingent upon entering into a mutually acceptable agreement with the current tenant of the building to terminate its lease. If Seller is unable to enter into a termination agreement with the tenant prior to the negotiation period set forth in the Contract, the Company shall have either (a) the option to extend the negotiation period or (b) the right to terminate the Contract. In the event of termination, the Contract shall be null and void, and the earnest monies plus interest earned thereon shall be refunded to the Company, together with the sum of $1,000 for costs reimbursals. (See, further, Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations.)

Item 6. Exhibits and Reports on Form 8-K

         (a)     Exhibits

Exhibit Number and Brief Description
- ------------------------------------
         3.1     Articles of Incorporation of issuer, with Certificate, and
                 Amendments. (1)

         3.2     Bylaws of issuer. (1)

         3.3     Corrected Amendment to the Bylaws of issuer. (1)

         10.1 Lifeway Foods, Inc. Consulting and Services Compensation Plan, dated June 5, 1995. (2)

         10.2    Employment Agreement between issuer and Michael Smolyansky.
                 (3)

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

         10.5    Stock Option Agreements. (3)

         10.6    Noncompetition, Nondisclosure, and Inventions Agreement. (3)

         10.7    Restricted Stock Plan. (3)

         10.8    Definitive Purchase Agreement between Lifeway Foods, Inc. and
                 Johanna Farms, Inc., dated December 27, 1990. (3)

         10.9    Real Estate Sales Contract, dated April 24, 1996, to purchase a
                 110,000 square foot parcel of real property, zoned industrial, in Morton Grove, Illinois. (4)

         15.1    Letter on unaudited interim financial information. (5)

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

         ---------------
         (1) Incorporated by reference to the issuer's registration statement on Form S-18 (File No. 33-14329-C), and Post-Effective Amendments thereto.

         (2) Incorporated by reference to the issuer's registration statement on Form S-8 (File No. 33-93306).

         (3) Incorporated by reference to the issuer's Current Reports filed under cover of Form 8-K and amendments thereto.

         (4)     Filed herewith.

         (5)     Filed herewith at page F-2 of Item 1. Financial Statements.


(b)      Reports on Form 8-K

         The issuer incorporates by this reference its Current Report on Form 8-K dated February 28, 1995 relating to its change in accountants.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        LIFEWAY FOODS, INC.


                                        By:  /s/ Michael Smolyansky
                                           -----------------------------------
                                              Michael Smolyansky, Chief
                                              Executive Officer, Chief Financial
                                              and Accounting Officer, President,
                                              Treasurer and Director

Date:   May 7, 1996

                                 EXHIBIT INDEX

                                                                                Page
                                                                                ----
3.1      Articles of Incorporation of issuer, with Certificate, and Amendments.
         (1)

3.2      Bylaws of issuer. (1)

3.3      Corrected Amendment to the Bylaws of issuer. (1)

10.1     Lifeway Foods, Inc. Consulting and Services Compensation Plan, dated
         June 5, 1995. (2)

10.2     Employment Agreement between issuer and Michael Smolyansky. (3)

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

10.5     Stock Option Agreements. (3)

10.6     Noncompetition, Nondisclosure, and Inventions Agreement. (3)

10.7     Restricted Stock Plan. (3)

10.8     Definitive Purchase Agreement between Lifeway Foods, Inc. and Johanna
         Farms, Inc., dated December 27, 1990. (3)

10.9 Real Estate Sales Contract, dated April 24, 1996, to purchase a 110,000 square foot parcel of real property, zoned industrial, in Morton
         Grove, Illinois. (4)

15.1     Letter on unaudited interim financial information. (5)

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

- ---------------
(1) Incorporated by reference to the issuer's registration statement on Form S-18 (File No. 33-14329-C), and Post-Effective Amendments thereto.

(2) Incorporated by reference to the issuer's registration statement on Form S-8 (File No. 33-93306).

(3) Incorporated by reference to the issuer's Current Reports filed under cover of Form 8-K and amendments thereto.

(4) Incorporated by reference to the issuer's Quarterly Report on Form 10-QSB for the period ended March 31, 1996.

(5)      Filed herewith at page F-2 of Item 1. Financial Statements.