Form 10QSB
period 1996-06-30
LIFEWAY FOODS INC
filed 1996-07-25
CIK 814586

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB

  (Mark One)

     [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended June 30, 1996

     [ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

            For the transition period from __________ to __________

                        Commission file number: 0-17363

                              LIFEWAY FOODS, INC.
- --------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in it charter)




            ILLINOIS                                       36-3442829
- --------------------------------------------------------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
 incorporation or organization)

                7625 NORTH AUSTIN AVENUE, SKOKIE, ILLINOIS 60077
- --------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (847) 967-1010
                          ---------------------------
                          (issuer's telephone number)


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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: AS OF JULY 23, 1996, THE ISSUER HAD 3,774,977 SHARES OF COMMON STOCK, NO PAR VALUE, OUTSTANDING.

Transitional Small Business Disclosure Format (Check one):    Yes [ ]   No  [X]

                                     INDEX



PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.                                             PAGE
                                                                           ----

         Lifeway Foods, Inc. and Subsidiaries
         June 30, 1996 and 1995

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

                         PART I - FINANCIAL INFORMATION




                      LIFEWAY FOODS, INC. AND SUBSIDIARIES
                              FINANCIAL STATEMENTS
                             JUNE 30, 1996 AND 1995

                            [FOLLOWING PAGE IS F-1]

                      LIFEWAY FOODS, INC. AND SUBSIDIARIES

                              FINANCIAL STATEMENTS

                             JUNE 30, 1996 AND 1995






                               TABLE OF CONTENTS




Certified Public Accountants Report on Financial Statements              F-2

Consolidated Balance Sheets -
June 30, 1996 and June 30, 1995                                       F-3 - F-4

Consolidated Statements of Income -
for the years ended June 30, 1996 and 1995                               F-5

Consolidated Statements of Changes in Stockholders' Equity -
for the years ended June 30, 1996 and 1995                               F-6

Consolidated Statement of Cash Flows -
for the years ended June 30, 1996 and 1995                            F-7 - F-8

Notes to Consolidated Financial Statements -
June 30, 1996 and 1995                                                F-9 - F16

                               ROBERT L. DELORME
                          CERTIFIED PUBLIC ACCOUNTANT
                         1010 JORIE BOULEVARD/SUITE 300
                           OAK BROOK, ILLINOIS 60521

                                 (708) 571-1800






                      CERTIFIED PUBLIC ACCOUNTANTS REPORT
                            ON FINANCIAL STATEMENTS



To the Shareholders and Directors
Lifeway Foods, Inc.
Skokie, Illinois



The accompanying balance sheets of Lifeway Foods, Inc. and Subsidiaries as of June 30, 1996 and 1995 and the related statements of income, changes in stockholders' equity and cash flows for the six months then ended were not audited by me and, accordingly, I do not express an opinion or any other form of assurance on them.

The accompanying financial statement of Lifeway Foods, Inc. and subsidiaries as of December 31, 1995 and for the year then ended were audited by other auditors. They expressed an unqualified opinion on them in their report dated February 9, 1996. They have not performed any audit procedures since that date.





/s/ Robert L. DeLorme

Robert L. DeLorme, C.P.A.
Oak Brook, Illinois

July 16, 1996

                      LIFEWAY FOODS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET




                                                       (UNAUDITED)
                                                         JUNE 30,            DECEMBER 31,
                                               ---------------------------   ------------
ASSETS                                             1996           1995           1995
                                               ------------   ------------   ------------
CURRENT ASSETS
      Cash and cash equivalent                 $    542,661   $    624,565   $    702,107
      Investments                                   342,000        167,565        329,411
      Accounts receivable, net of allowance
         for doubtful accounts of $24,000 at
         June 30, 1995 and $48,000 at
         June 30, 1996 and December 31, 1995        628,380        477,877        604,621
      Other receivables                              25,000         28,600         26,200
      Inventories                                   365,429        217,000        288,100
      Prepaid expenses and other assets             407,929         27,639         21,206
      Deferred income taxes                          34,480              0         34,480
                                               ------------   ------------   ------------

      TOTAL CURRENT ASSET                         2,345,879      1,543,246      2,006,125

PROPERTY AND EQUIPMENT
      Land                                          369,500        369,500        369,500
      Buildings, machinery and equipment          2,191,697      2,143,357      2,175,637
                                               ------------   ------------   ------------
      Total property and equipment                2,561,197      2,512,857      2,545,137
      Less:  accumulated depreciation               963,231        773,926        868,769
                                               ------------   ------------   ------------
      PROPERTY AND EQUIPMENT, NET                 1,597,966      1,738,931      1,676,368

OTHER ASSETS
      Intangible assets                             330,343        330,343        330,343
      Less;  accumulated amortization               238,381        197,558        221,595
                                               ------------   ------------   ------------
      TOTAL OTHER ASSETS                             91,962        132,785        108,748
                                               ------------   ------------   ------------

TOTAL ASSETS                                   $  4,035,807   $  3,414,962   $  3,791,241
                                               ============   ============   ============





                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                      LIFEWAY FOODS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET







LIABILITIES AND STOCKHOLDERS' EQUITY
                                                     (UNAUDITED)
                                                       JUNE 30,            DECEMBER 31,
                                             ---------------------------   ------------
                                                 1996           1995           1995
                                             ------------   ------------   ------------
CURRENT LIABILITIES
      Current maturities of notes payable    $     43,588   $     39,349   $     41,651
      Accounts Payable                            214,979        204,769        245,224
      Accrued expenses                            217,251        116,717        263,603
                                             ------------   ------------   ------------
      TOTAL CURRENT LIABILITIES                   475,818        360,835        550,478

LONG-TERM LIABILITIES
      Notes payable                               639,209        684,723        660,007

DEFERRED INCOME TAXES                              45,395         47,259         45,395

MINORITY INTEREST                                       0            172              0

STOCKHOLDERS' EQUITY
      Common Stock                              1,355,935      1,369,254      1,374,754
      Retained Earnings                         1,519,450        952,719      1,160,607
      TOTAL STOCKHOLDERS' EQUITY                2,875,385      2,321,973      2,535,361
                                             ------------   ------------   ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY   $  4,035,807   $  3,414,962   $  3,791,241
                                             ============   ============   ============







                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                      LIFEWAY FOODS, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME




                                              (UNAUDITED)
                                       FOR THE SIX MONTHS ENDED
                                                JUNE 30,          FOR THE YEAR ENDED
                                     ----------------------------    DECEMBER 31,
                                         1996            1995            1995
                                     ------------    ------------    ------------
SALES                                $  2,611,528    $  2,089,859    $  4,497,560

COST OF GOODS SOLD                      1,154,720         976,456       2,244,628
                                     ------------    ------------    ------------

GROSS PROFIT                            1,456,808       1,113,403       2,252,932

OPERATING EXPENSES                        873,381         721,543       1,560,967
                                     ------------    ------------    ------------


INCOME FROM OPERATIONS                    583,427         391,860         691,965

OTHER INCOME (EXPENSE)
      Interest income                      23,245          16,162          41,326
      Interest expense                    (21,680)        (44,038)        (67,164)
      Gain on sale of assets                  689          16,011          16,001
                                     ------------    ------------    ------------
      TOTAL OTHER INCOME (EXPENSE)          2,254         (11,865)         (9,827)
                                     ------------    ------------    ------------

INCOME BEFORE INCOME TAXES                585,681         379,995         682,138

PROVISION FOR INCOME TAXES                226,838         147,158         241,413
                                     ------------    ------------    ------------

NET INCOME                           $    358,843    $    232,837    $    440,725
                                     ============    ============    ============

Earnings per share                   $        .10    $        .06    $        .12
                                     ============    ============    ============

SHARES OUTSTANDING                      3,774,977       3,782,977       3,785,377
                                     ============    ============    ============






                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                      LIFEWAY FOODS, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY




                                      COMMON STOCK, NO PAR VALUE
                                     10,000,000 SHARES AUTHORIZED
                                    ------------------------------
                                     SHARES ISSUED                      RETAINED
                                    AND OUTSTANDING      AMOUNT         EARNINGS
                                    ---------------   ------------    ------------
BALANCES AT DECEMBER 31, 1994            3,729,777    $  1,302,754    $    719,882

Shares exchanged in no-cash
    transaction                             55,600          72,000               0

Net income for the year ended
    December 31, 1995                            0               0         440,725
                                      ------------    ------------    ------------

BALANCES AT DECEMBER 31, 1995            3,785,377       1,374,754       1,160,607

Purchase of stock                          (10,400)        (18,819)              0

Net income for the six months ended
    June 30, 1996                                0               0         358,843
                                      ------------    ------------    ------------

BALANCES AT JUNE 30, 1996                3,774,977    $  1,355,935    $  1,519,450
                                      ============    ============    ============






                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                      LIFEWAY FOODS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                (UNAUDITED)
                                                         FOR THE SIX MONTHS ENDED
                                                                  JUNE 30,          FOR THE YEAR ENDED
                                                       ----------------------------    DECEMBER 31,
                                                           1996            1995            1995
                                                       ------------    ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                           $    358,843    $    232,837    $    440,725
  Adjustments to reconcile net income to net
    cash flows from operating activities:
       Depreciation and amortization                        111,248         111,686         230,565
       Issuance of common stock in exchange
         for services rendered and interest expense               0          42,000          42,000
       Increase in allowance for doubtful accounts                0               0          24,000
       Deferred income taxes                                      0               0         (36,344)
       Gain on sale of asset                                   (689)        (16,011)        (16,011)
       (Increase) decrease in operating assets:
          Accounts receivable                               (23,759)         48,834        (101,910)
          Other receivable                                    1,200           2,300           4,700
          Inventories                                       (77,329)       (108,691)       (179,791)
          Prepaid expenses and other assets                (386,723)         (1,872)          4,561
       Increase (decrease) in operating liabilities:
          Accounts payable                                  (30,245)       (102,408)        (57,125)
          Accrued expenses                                  (46,352)        (56,920)         89,964
                                                       ------------    ------------    ------------
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES            (93,806)        151,755         445,334

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of investments                                  (112,000)              0        (167,315)
  Sale of investments                                       100,100         101,745         107,214
  Purchase of property and equipment                        (16,060)        (15,813)        (48,194)
  Proceeds from sales of assets                                   0               0          51,323
                                                       ------------    ------------    ------------
NET CASH PROVIDED BY (USED) IN
  INVESTING ACTIVITIES                                      (27,960)         85,932         (56,972)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayments of notes payable                               (18,861)        (18,120)        (91,753)
  Purchase of treasury stock                                (18,819)              0               0
  Payments to minority shareholders                               0         (90,500)        (90,000)
                                                       ------------    ------------    ------------
NET CASH USED IN FINANCING ACTIVITIES                       (37,680)       (108,620)       (181,753)
                                                       ------------    ------------    ------------

NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                         (159,446)        129,067         206,609

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                                       702,107         495,498         495,498
                                                       ------------    ------------    ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD             $    542,661    $    624,565    $    702,107
                                                       ============    ============    ============





                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                      LIFEWAY FOODS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                (UNAUDITED)
                                                       FOR THE SIX MONTHS ENDED
                                                                JUNE 30,          FOR THE YEAR ENDED
                                                     ----------------------------    DECEMBER 31,
                                                         1996           1995           1995
                                                     ------------   ------------   ------------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:


  Cash paid for interest                             $     21,680   $     44,038   $     67,164
                                                     ============   ============   ============

  Cash paid for income taxes                         $    164,900   $    185,000   $    190,760
                                                     ============   ============   ============


SUPPLEMENTAL SCHEDULE OF NON-CASH
  FINANCING ACTIVITIES:

  Issuance of common stock in exchange for:

    Consulting fees                                  $          0   $     27,500   $     27,500
    Minority shareholders - interest expense                    0         14,500         14,500
                                                     ------------   ------------   ------------
      Sub-total                                                 0         42,000         42,000
    Minority shareholders - stock                               0         30,000         30,000
                                                     ------------   ------------   ------------
    Total common stock issued                        $          0   $     72,000   $     72,000
                                                     ============   ============   ============






                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                      LIFEWAY FOODS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  JUNE 30, 1996 AND 1995 AND DECEMBER 31, 1995


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

                      LIFEWAY FOODS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  JUNE 30, 1996 AND 1995 AND DECEMBER 31, 1995


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

                      LIFEWAY FOODS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  JUNE 30, 1996 AND 1995 AND DECEMBER 31, 1995


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

     Intangible Assets

     Intangible Assets are stated at cost. Organization costs are amortized over five years using the straight-line method. Other intangible assets are amortized over the estimated useful lives of the assets using the straight- line method as follows:


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


NOTE 3 - INVENTORIES

     Inventories consisted of the following:

                              (UNAUDITED)
                        FOR THE SIX MONTHS ENDED
                                JUNE 30,          FOR THE YEAR ENDED
                      ----------------------------    DECEMBER 31,
                          1996           1995           1995
                      ------------   ------------   ------------
Finished goods        $    226,229   $    118,000   $    199,600
Production supplies         69,000         45,000         42,500
Raw materials               70,200         54,000         46,000
                      ------------   ------------   ------------
                      $    365,429   $    217,000   $    288,100
                      ============   ============   ============


                      LIFEWAY FOODS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  JUNE 30, 1996 AND 1995 AND DECEMBER 31, 1995


NOTE 4 - PROPERTY AND EQUIPMENT

     Property and equipment consisted of the following:

                                    (UNAUDITED)
                              FOR THE SIX MONTHS ENDED
                                      JUNE 30,          FOR THE YEAR ENDED
                            ----------------------------    DECEMBER 31,
                                1996           1995           1995
                            ------------   ------------   ------------
Building and improvements   $    796,752   $    796,752   $    796,752
Machinery and equipment        1,233,899      1,208,091      1,218,213
Vehicles                         109,877         89,906        109,877
Office equipment                  51,169         48,195         50,795
                            ------------   ------------   ------------
                            $  2,191,697   $  2,143,357   $  2,175,637
                            ============   ============   ============


     Depreciation charged to income for the six months ended June 30, 1996 and 1995 was $94,462 and $92,082 respectively, and $186,925 for the year ended December 31, 1995.

NOTE 5 - NOTES PAYABLE

                                                                (UNAUDITED)
                                                          FOR THE SIX MONTHS ENDED
                                                                  JUNE 30,          FOR THE YEAR ENDED
                                                        ----------------------------    DECEMBER 31,
                                                            1996           1995           1995
                                                        ------------   ------------   ------------
Mortgage note payable, 1st National Bank of
 Morton Grove, payable in monthly installments
 of $2,548, including interest at 7.5%, with a
 balloon payment of $184,900 due November 1998
 Collateralized by real estate                          $    221,324   $    234,079   $    227,464

Mortgage note payable, American National Bank
 and Trust Company of Chicago, payable in monthly
 installments of $4,498 including interest at 6.75%,
 with a balloon payment of $394,000 due August
 1998.  Collaterlized by real estate                         452,345        476,085        462,638

Note payable, Glenview State Bank, payable in monthly
 installments of $460, including interest at 6.25%,
 due March, 1998.  Collateralized by automobile                9,128         13,908         11,556
                                                        ------------   ------------   ------------

  Total                                                      682,797        724,072        701,658

  Less current maturities                                     43,588         39,349         41,651
                                                        ------------   ------------   ------------

  Total                                                 $    639,209   $    684,723   $    660,007
                                                        ============   ============   ============


Maturities of notes payable for the years ended December 31,are as follows:

         1996                                      $  41,651
         1997                                         44,621
         1998                                        615,386
                                                   ---------
                                                   $ 701,658
                                                   =========

                      LIFEWAY FOODS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  JUNE 30, 1996 AND 1995 AND DECEMBER 31, 1995


NOTE 6 - PROVISION FOR INCOME TAXES

     The provision for income taxes consists of the following:

                                    (UNAUDITED)
                                  FOR THE SIX MONTHS ENDED
                                           JUNE 30,          FOR THE YEAR ENDED
                                 ---------------------------    DECEMBER 31,
                                     1996           1995           1995
                                 ------------   ------------   ------------
    Current
      Federal                    $    184,858   $    119,946   $    225,897
      State                            41,980         27,212         51,860
                                 ------------   ------------   ------------
    Total current                     226,838        147,158        277,757
    Deferred                                0              0        (36,344)
                                 ------------   ------------   ------------

    Provision for income taxes   $    226,838   $    147,158   $    241,413
                                 ============   ============   ============


     A reconciliation of the provision for income taxes and the income tax computed at the statutory rate is as follows:

                                                          (UNAUDITED)
                                                   FOR THE SIX MONTHS ENDED
                                                            JUNE 30,          FOR THE YEAR ENDED
                                                  ---------------------------    DECEMBER 31,
                                                      1996           1995           1995
                                                  ------------   ------------   ------------
    Federal income tax expense
      computed at the statutory rate              $    184,858   $    119,946   $    215,228
    State taxes, expense                                41,980         27,212         49,796
    Book/tax, accumulated depreciation adjusted              0              0         (4,886)
    Book/tax, inventory adjustment                           0              0        (16,319)
    Permanent book/tax difference                            0              0         (2,406)
                                                  ------------   ------------   ------------

               Provision for income taxes         $    226,838   $    147,158   $    241,413
                                                  ============   ============   ============

     Amounts for deferred tax assets and liabilities as of December 31, 1995 are as follows:

    Long-term deferred tax liabilities arising from:
      Temporary differences - principally
        Book/tax, accumulated depreciation             $     48,873
        Book/tax, accumulated amortization                   (3,478)
                                                       ------------
      Total deferred tax liabilities                         45,395

    Short-term deferred tax assets arising from:
      Book/tax, allowance for doubtful accounts        $    (22,176)
      Book/tax, inventory                                   (12,304)
                                                       ------------
    Total deferred tax assets                               (34,480)
                                                       ------------

    Net deferred tax liability                         $     10,915
                                                       ============

                      LIFEWAY FOODS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  JUNE 30, 1996 AND 1995 AND DECEMBER 31, 1995


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

                      LIFEWAY FOODS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  JUNE 30, 1996 AND 1995 AND DECEMBER 31, 1995


NOTE 10 - BUSINESS SEGMENT INFORMATION

     The Company's significant business segments include the sale of dairy products and the operations of a restaurant. "Corporate and other" includes revenues and expenses of the company's export subsidiary, general corporate expenses, interest expense, and interest income. The Company's operations, by business segment for 1995 are as follows:

                            Dairy                     Corporate
    1995                   Products     Restaurant     & Other      Consolidated
   ------                -----------   -----------   -----------    ------------
   Sales                 $ 3,965,707   $   390,145   $   141,708    $ 4,497,560

   Net Income            $   691,055   $    18,729   $  (269,059)   $   440,725

   Identifiable Assets   $ 3,033,742   $   654,413   $   103,086    $ 3,791,241

   Depreciation and
     Amortization        $   209,567   $    12,129   $     8,869    $   230,565

   Capital Additions     $    45,494   $     2,700   $         0    $    48,194



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

                      LIFEWAY FOODS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  JUNE 30, 1996 AND 1995 AND DECEMBER 31, 1995


NOTE 13 - CONCENTRATION OF RISK

     The Company maintains cash deposits at several banks located in the greater Chicago, Illinois metropolitan area. Deposits at each bank are insured by the Federal Deposit Insurance Corporation up to $100,000.

     Bank balances of amounts reported by financial institutions which are categorized as follows at December 31, 1995:


          Amounts insured by FDIC                        $  231,589
          Uninsured and uncollateralized amounts            788,158
                                                         ----------

          Total bank balance                             $1,019,747
                                                         ==========



NOTE 14 - INVESTMENTS

     The amortized cost and fair value of investments at December 31, 1995 were:

                                     Amortized      Fair
                                       Cost         Value
                                    ----------   ----------
          Certificates of Deposit   $  230,000   $  230,000

          U.S. Treasury Bond            99,411       99,411
                                    ----------   ----------

          Total Investment          $  329,411   $  329,411
                                    ==========   ==========



NOTE 15 - REAL ESTATE PURCHASE AGREEMENT

     On May 3, 1996, the Company entered into a Real Estate Sales Contract ( the "Contract") to purchase a 110,000 square foot parcel of real property, zoned commercial, including a 46,000 square foot one-story building, located at 6431 Oakton Avenue, Morton Grove, Illinois for $1,325,000. The purchase enables the Company to further expand its production facilities and capacity. Under the terms, upon execution of the Contract, (1) the Company would be allowed a period of 45 days to inspect the property (the "inspection period"); and (2) the Company would place initial earnest monies totaling $10,000 in escrow. On June 20, 1996, the Company placed additional earnest monies of $290,000 in the interest bearing escrow account at Chicago Title and Trust Company. As of June 30, 1996, earnest monies totaling $300,000 are held in escrow at Chicago Title and Trust Company, the direction to control is held by the Seller. The Company shall be entitled to the interest accruing thereunder unless they are in default of the Contract, in which case the Seller shall be entitled to the interest. The Contract is expressly contingent upon entering into a mutually acceptable agreement with the current tenant of the building to terminate its lease. If the Seller is unable to enter into a termination agreement with the Tenant prior to the negotiation period set forth in the Contract, the Company shall have either (a) the option to extend the negotiation period or (b) the right to terminate the Contract. In the event of termination, the Contract shall be null and void with all earnest monies plus interest earned thereon to be refunded to the Company together with the sum of $1,000 for cost reimbursements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(1)  Material Changes in Results of Operations

     Net income increased by $126,006, up to $358,843 for the six month period ending June 30, 1996, from $232,837 during the same six month period in 1995. The components of this increase are detailed as follows:

     Sales and cost of goods sold increased by $521,669 and $178,264, respectively, up to $2,611,528 and $1,154,720 during the six month period ending June 30, 1996 from $2,089,859 and $976,456 during the same six month period in 1995, respectively. The increase is primarily attributable to increased sales of Kefir, Farmer's Cheese and the introduction of Golden Zesta. Costs of sales and gross margins of the Company increased proportionately with sales.

     Operating expenses increased by $151,838, up to $873,381 during the six month period ending June 30, 1996 from $721,543 during the same six month period in 1995. The increase is primarily attributable to (i) an increase in advertising expenses due to the Company's aggressive marketing campaign commencing in 1995; and (ii) an increase in salaries and payroll taxes incurred as additional employees were hired to support the Company's growth in production.

     The Company's balance in inventory increased by $102,100, up to $365,429 during the three-month period ending June 30, 1996, as compared to $217,000 during the three-month period ending June 30, 1995. The increase is primarily due to an increase in production and sales.

     Interest income increased slightly, up to $23,245 during the six month period ending June 30, 1996 from $16,162 during the same six month period in 1995. The increase is due to an increase in funds available for investments.

     Provision for income taxes increased by $79,680, up to $226,838 during the six month period ending June 30, 1996 from $147,158 during the same six month period in 1995. The increase is proportionate to the net income increase.

(2)  Material Changes in Financial Condition

     As of the six month period ending June 30, 1996 as compared to the six month period ending June 30, 1995, the Company had working capital in the amount of $1,870,061 as compared to $1,182,411, respectively; and cash on hand in the amounts of $542,661 as compared to $624,565, respectively. Cash flow from operations was generated by the primary business activity of the Company. As a result of its strong working capital position, the Company expects all cash requirements can be met internally for the remaining fiscal year. The decrease in cash on hand is primarily attributable to the $300,000 in earnest money that is being held in escrow pending closing of the purchase of real property to enable the Company to further expand its production facilities and capacity. The earnest money on deposit is categorized on the balance sheet under the heading entitled "Prepaid Expenses and Other Assets."

     On April 24, 1996, the Company entered into a Real Estate Sales Contract with a non-affiliated third party to purchase a 110,000 square foot parcel of real property, zoned industrial, including a 46,000 square foot one-story building, in Morton Grove, Illinois, for $1,325,000. The purchase will enable the Company to further expand its production facilities and capacity. The Company anticipates a move in date of December 1996. The Company has obtained preliminary approval of financing with the American National Bank in Chicago. It is proposed that the loan in the approximate amount of $1,000,000, the specified terms of which have not yet been determined, will be secured by the real estate and be payable in monthly installments. The Company has made earnest money deposits totaling $300,000, and will not need to raise additional funds to meet its cash requirements for, among others, building upgrades, additional employees, equipment and inventory. Thereafter, the Company, on a gradual basis, will implement its three-year plan to increase production resulting in increased sales. Once full production capability is reached, the Company expects that its annual product sales will increase significantly. The Company expects to employ up to 40 more persons to operate this new production facility, on an as-needed basis, over the next three years.

     On January 26, 1996, the Board of Directors of the Company voted to repurchase up to 100,000 shares of the Company's Common Stock on the open market. The decision reflects the Board's belief that the Company's Common Stock is significantly undervalued. The resolution of the Board of Directors gave the Company one year to repurchase the shares to be held as treasury stock for general corporate purposes. As of June 30, 1996, the Company has repurchased a total of 10,400 of its Common Shares.

     The Company is not aware of any circumstances or trends which would have a negative impact upon future sales or earnings. The Company believes it has sufficient funds available during the next fiscal year for any Common Stock repurchases as discussed above. There have been no material fluctuations in the standard seasonal variations of the Company's business.

                          PART II - OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

     None.

ITEM 2. CHANGES IN SECURITIES

     None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

     The Company held its Annual Meeting of Stockholders on June 15, 1996. Proxies were solicited pursuant to Regulation 14A under the Exchange Act, and the election of directors was uncontested. The matters voted upon and the results thereof were as follows:

     1. Election of Directors to serve until the next meeting and until their successors are duly elected and qualified:

                                         For        Withhold
                                      ---------     --------
          Michael Smolyansky          3,560,157         500
          Pol Sikar                   3,560,657
          Rick D. Salm                3,560,657
          Renzo Berenardi             3,560,657

     2. Ratification of Gleeson, Sklar, Sawyers & Cumpata LLP as independent auditors for the next fiscal year:

          For                 Against             Abstain
          ---                 -------             -------
          3,553,957            2,300               4,400

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

   10.5   Stock Option Agreements. (3)

   10.6   Noncompetition, Nondisclosure, and Inventions Agreement. (3)

   10.7   Restricted Stock Plan. (3)

   10.8   Definitive Purchase Agreement between Lifeway Foods, Inc. and Johanna
          Farms, Inc., dated December 27, 1990. (3)

   10.9   Real Estate Sales Contract, dated April 24, 1996, to purchase a
          110,000 square foot parcel of real property, zoned industrial, in Morton Grove, Illinois.(4)

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

   27     Financial Data Schedule for 2nd Quarter Report on form 10-QSB

- --------------
     (1) Incorporated by reference to the issuer's registration statement on Form S-18 (File No. 33-14329-C), and Post-Effective Amendments thereto.

     (2) Incorporated by reference to the issuer's registration statement on Form S-8 (File No. 33-93306).

     (3) Incorporated by reference to the issuer's Current Reports filed under cover of Form 8-K and amendments thereto.

     (4) Incorporated by reference to the issuers quarterly report on form 10-QSB for the period ended March 31, 1996.

     (5)  Filed herewith at page F-2 of Item 1. Financial Statements.


(b)  Reports on Form 8-K

     None.

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

Date: July 23, 1996

                              INDEX TO EXHIBITS



EXHIBIT
NUMBER                   DESCRIPTION
- -------                  -----------
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

   27     Financial Data Schedule for 2nd Quarter Report on form 10-QSB

- --------------
     (1) Incorporated by reference to the issuer's registration statement on Form S-18 (File No. 33-14329-C), and Post-Effective Amendments thereto.

     (2) Incorporated by reference to the issuer's registration statement on Form S-8 (File No. 33-93306).

     (3) Incorporated by reference to the issuer's Current Reports filed under cover of Form 8-K and amendments thereto.

     (4) Incorporated by reference to the issuers quarterly report on form 10-QSB for the period ended March 31, 1996.

     (5)  Filed herewith at page F-2 of Item 1. Financial Statements.