Form 10QSB
period 1996-09-30
LIFEWAY FOODS INC
filed 1996-11-12
CIK 814586

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-QSB

(Mark One)

       [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1996

       [ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

       For the transition period from                  to
                                      ----------------    ------------------

                        Commission file number: 0-17363

                              LIFEWAY FOODS, INC.
------------------------------------------------------------------------------
       (Exact name of small business issuer as specified in it charter)

         ILLINOIS                                    36-3442829
------------------------------------------------------------------------------
(State or other jurisdiction                  (IRS Employer Identification No.)
of incorporation or organization)

               7625 NORTH AUSTIN AVENUE, SKOKIE, ILLINOIS 60077
------------------------------------------------------------------------------
                   (Address of principal executive offices)

                                (847) 967-1010
                          ---------------------------
                          (issuer's telephone number)


------------------------------------------------------------------------------
             (Former name, former address and former fiscal year,
                        if changed since last report)

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: AS OF NOVEMBER 11, 1996, THE ISSUER HAD 3,774,977 SHARES OF COMMON STOCK, NO PAR VALUE, OUTSTANDING.

Transitional Small Business Disclosure Format (Check one):  Yes [ ]   No [X]

                                     INDEX



PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                                                                                         PAGE
                                                                                         ----
      Lifeway Foods, Inc. and Subsidiaries
      September 30, 1996 and 1995

            Certified Public Accountants Report on
            Unaudited Financial Statements                                                F-2

            Consolidated Balance Sheets                                                 F-3 - F-4

            Consolidated Statements of Income                                              F-5

            Consolidated Statements of Changes in Stockholders' Equity                     F-6

            Consolidated Statements of Cash Flows                                        F-7 - F-8

            Notes to Consolidated Financial Statements                                  F-9 - F-16

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITIONS AND RESULTS OF OPERATIONS                                                4


PART II - OTHER INFORMATION                                                                   5


SIGNATURES                                                                                    7

                        PART I - FINANCIAL INFORMATION
















                     LIFEWAY FOODS, INC. AND SUBSIDIARIES
                             FINANCIAL STATEMENTS
                          SEPTEMBER 30, 1996 AND 1995

                            [FOLLOWING PAGE IS F-1]

                     LIFEWAY FOODS, INC. AND SUBSIDIARIES

                             FINANCIAL STATEMENTS

                          SEPTEMBER 30, 1996 AND 1995

                               TABLE OF CONTENTS





Certified Public Accountants Report on Financial Statements         F-2

Consolidated Balance Sheets -
September 30, 1996 and 1995                                      F-3 - F-4

Consolidated Statements of Income -
for the years ended September 30, 1996 and 1995                     F-5

Consolidated Statements of Changes in Stockholders' Equity -
for the years ended September 30, 1996 and 1995                     F-6

Consolidated Statement of Cash Flows -
for the years ended September 30, 1996 and 1995                  F-7 - F-8

Notes to Consolidated Financial Statements -
September 30, 1996 and 1995                                      F-9 - F16

                               ROBERT L. DeLORME
                          CERTIFIED PUBLIC ACCOUNTANT
                        1010 JORIE BOULEVARD/SUITE 300
                           OAK BROOK, ILLINOIS 60521

                               (630) 571-1800






                      CERTIFIED PUBLIC ACCOUNTANTS REPORT
                            ON FINANCIAL STATEMENTS



To the Shareholders and Directors
Lifeway Foods, Inc.
Skokie, Illinois



The accompanying balance sheets of Lifeway Foods, Inc. and Subsidiaries as of September 30, 1996 and 1995 and the related statements of income, changes in stockholders' equity and cash flows for the nine months then ended were not audited by me and, accordingly, I do not express an opinion or any other form of assurance on them.

The accompanying financial statement of Lifeway Foods, Inc. and subsidiaries as of December 31, 1995 and for the year then ended were audited by other auditors. They expressed an unqualified opinion on them in their report dated February 9, 1996. They have not performed any audit procedures since that date.



/s/ ROBERT L. DeLORME



Robert L. DeLorme, C.P.A.
Oak Brook, Illinois

October 23, 1996

                     LIFEWAY FOODS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEET

                                                            (UNAUDITED)
                                                            SEPTEMBER 30,
                                                      -------------------------     DECEMBER 31,
ASSETS                                                   1996           1995           1995
                                                      ----------     ----------     ------------
CURRENT ASSETS
      Cash and cash equivalent                        $  788,458     $  801,696     $  702,107
      Investments                                        342,000        170,563        329,411
      Accounts receivable, net of allowance
         for doubtful accounts of $24,000 at
         September 30, 1995 and $48,000 at
         September 30, 1996 and December 31, 1995        698,975        631,122        604,621
      Other receivables                                   25,000         31,100         26,200
      Inventories                                        462,376        293,900        288,100
      Prepaid expenses and other assets                  410,655         24,663         21,206
      Deferred income taxes                               34,480              0         34,480
                                                      ----------     ----------     ----------

      TOTAL CURRENT ASSET                              2,761,944      1,953,044      2,006,125

PROPERTY AND EQUIPMENT
      Land                                               369,500        369,500        369,500
      Buildings, machinery and equipment               2,219,618      2,148,463      2,175,637
                                                      ----------     ----------     ----------
      Total property and equipment                     2,589,118      2,517,963      2,545,137
      Less:  accumulated depreciation                  1,010,462        819,967        868,769
                                                      ----------     ----------     ----------
      PROPERTY AND EQUIPMENT, NET                      1,578,656      1,697,996      1,676,368

OTHER ASSETS
      Intangible assets                                  330,343        330,343        330,343
      Less;  accumulated amortization                    253,425        206,250        221,595
                                                      ----------     ----------     ----------
      TOTAL OTHER ASSETS                                  76,918        124,093        108,748
                                                      ----------     ----------     ----------

TOTAL ASSETS                                          $4,417,518     $3,775,133     $3,791,241
                                                      ==========     ==========     ==========


                SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                     LIFEWAY FOODS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEET


LIABILITIES AND STOCKHOLDERS' EQUITY

                                                     (UNAUDITED)
                                                     SEPTEMBER 30,
                                               -------------------------     DECEMBER 31,
                                                  1996           1995           1995
                                               ----------     ----------     ------------
CURRENT LIABILITIES
      Current maturities of notes payable      $   44,703     $   43,656     $   41,651
      Accounts Payable                            341,839        245,748        245,224
      Accrued expenses                            325,064        229,348        263,603
                                               ----------     ----------     ----------
      TOTAL CURRENT LIABILITIES                   711,606        518,752        550,478

LONG-TERM LIABILITIES
      Notes payable                               625,413        670,760        660,007

DEFERRED INCOME TAXES                              45,395         55.004         45,395

MINORITY INTEREST                                       0              0              0

STOCKHOLDERS' EQUITY
      Common Stock                              1,355,935      1,374,254      1,374,754
      Retained Earnings                         1,679,169      1,156,363      1,160,607
                                               ----------     ----------     ----------
      TOTAL STOCKHOLDERS' EQUITY                3,035,104      2,530,617      2,535,361
                                               ----------     ----------     ----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     $4,417,518     $3,775,133     $3,791,241
                                               ==========     ==========     ==========


                SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                     LIFEWAY FOODS, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME


                                                (UNAUDITED)
                                         FOR THE NINE MONTHS ENDED
                                               SEPTEMBER 30,          FOR THE YEAR ENDED
                                       ----------------------------      DECEMBER 31,
                                           1996             1995             1995
                                       -----------      -----------   ------------------
SALES                                  $ 3,985,736      $ 3,240,955      $ 4,497,560

COST OF GOODS SOLD                       1,808,360        1,445,326        2,244,628
                                       -----------      -----------      -----------

GROSS PROFIT                             2,177,376        1,795,629        2,252,932

OPERATING EXPENSES                       1,327,775        1,076,170        1,560,967
                                       -----------      -----------      -----------

INCOME FROM OPERATIONS                     849,601          719,459          691,965

OTHER INCOME (EXPENSE)
      Interest income                       32,124           31,950           41,326
      Interest expense                     (36,017)         (56,902)         (67,164)
      Gain on sale of assets                   689           16,011           16,001
                                       -----------      -----------      -----------
      TOTAL OTHER INCOME (EXPENSE)          (3,204)          (8,941)          (9,827)
                                       -----------      -----------      -----------

INCOME BEFORE INCOME TAXES                 846,397          710,518          682,138

PROVISION FOR INCOME TAXES                 327,835          274,037          241,413
                                       -----------      -----------      -----------

NET INCOME                             $   518,562      $   436,481      $   440,725
                                       ===========      ===========      ===========

EARNINGS PER SHARE                     $       .14      $       .12      $       .12
                                       ===========      ===========      ===========

SHARES OUTSTANDING                       3,774,977        3,787,377        3,785,377
                                       ===========      ===========      ===========


                SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                     LIFEWAY FOODS, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY


                                         COMMON STOCK, NO PAR VALUE
                                        10,000,000 SHARES AUTHORIZED
                                        -----------------------------
                                         SHARES ISSUED                       RETAINED
                                        AND OUTSTANDING     AMOUNT           EARNINGS
                                        ---------------   -----------      -----------
BALANCES AT DECEMBER 31, 1994              3,729,777      $ 1,302,754      $   719,882

Shares exchanged in no-cash
    transaction                               55,600           72,000                0

Net income for the year ended
    December 31, 1995                              0                0          440,725
                                         -----------      -----------      -----------

BALANCES AT DECEMBER 31, 1995              3,785,377        1,374,754        1,160,607

Purchase of stock                            (10,400)         (18,819)               0

Net income for the nine months ended
    September 30, 1996                             0                0          518,562
                                         -----------      -----------      -----------

BALANCES AT SEPTEMBER 30, 1996             3,774,977      $ 1,355,935      $ 1,679,169
                                         ===========      ===========      ===========


                SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                     LIFEWAY FOODS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                        (UNAUDITED)
                                                                 FOR THE NINE MONTHS ENDED
                                                                       SEPTEMBER 30,        FOR THE YEAR ENDED
                                                                 -------------------------     DECEMBER 31
                                                                     1996          1995            1995
                                                                 ----------      ---------  ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net income                                                  $ 518,562      $ 436,481      $ 440,725
      Adjustments to reconcile net income to net
         cash flows from operating activities:
              Depreciation and amortization                         173,523        166,418        230,565
              Issuance of common stock in exchange
                 for services rendered and interest expense               0         42,000         42,000
              Increase in allowance for doubtful accounts                 0              0         24,000
              Deferred income taxes                                       0          7,745        (36,344)
              Gain on sale of asset                                    (689)       (16,011)       (16,011)
              (Increase) decrease in operating assets:
                    Accounts receivable                             (94,354)      (104,411)      (101,910)
                    Other receivable                                  1,200           (200)         4,700
                    Inventories                                    (174,276)      (185,591)      (179,791)
                    Prepaid expenses and other assets              (389,449)         1,104          4,561
               Increase (decrease) in operating liabilities:
                    Accounts payable                                 96,615        (56,601)       (57,125)
                    Accrued expenses                                 61,461         55,711         89,964
                                                                  ---------      ---------      ---------
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES                    192,593        346,645        445,334

CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchase of investments                                      (112,000)             0       (167,315)
      Sale of investments                                           100,100         98,747        107,214
      Purchase of property and equipment                            (43,981)       (20,919)       (48,194)
      Proceeds from sales of assets                                       0         51,220         51,323
                                                                  ---------      ---------      ---------
NET CASH PROVIDED BY (USED) IN
     INVESTING ACTIVITIES                                           (55,881)       129,048        (56,972)

CASH FLOWS FROM FINANCING ACTIVITIES:
      Repayments of notes payable                                   (31,542)       (78,995)       (91,753)
      Purchase of treasury stock                                    (18,819)             0              0
      Payments to minority shareholders                                   0        (90,500)       (90,000)
                                                                  ---------      ---------      ---------
NET CASH USED IN FINANCING ACTIVITIES                               (50,361)      (169,495)      (181,753)
                                                                  ---------      ---------      ---------

NET INCREASE (DECREASE) IN CASH AND
     CASH EQUIVALENTS                                                86,351        306,198        206,609

CASH AND CASH EQUIVALENTS AT
     BEGINNING OF PERIOD                                            702,107        495,498        495,498
                                                                  ---------      ---------      ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                        $ 788,458      $ 801,696      $ 702,107
                                                                  =========      =========      =========


               SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                     LIFEWAY FOODS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                              (UNAUDITED)
                                                       FOR THE NINE MONTHS ENDED
                                                              SEPTEMBER 30,         FOR  THE YEAR ENDED
                                                       -------------------------        DECEMBER 31
                                                            1996         1995              1995
                                                       -----------     ---------    -------------------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

      Cash paid for interest                              $ 36,017     $ 56,902          $ 67,164
                                                          ========     ========          ========

      Cash paid for income taxes                          $164,900     $193,152          $190,760
                                                          ========     ========          ========

SUPPLEMENTAL SCHEDULE OF NON-CASH
    FINANCING ACTIVITIES:

      Issuance of common stock in exchange for:

             Consulting fees                              $      0     $ 27,500          $ 27,500
             Minority shareholders - interest expense            0       14,500            14,500
                                                          --------     --------          --------
                  Sub-total                                      0       42,000            42,000
             Minority shareholders - stock                       0       30,000            30,000
                                                          --------     --------          --------
             Total common stock issued $                         0     $ 72,000          $ 72,000
                                                          ========     ========          ========


                SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                     LIFEWAY FOODS, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               SEPTEMBER 30, 1996 AND 1995 AND DECEMBER 31, 1995


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

                     LIFEWAY FOODS, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               SEPTEMBER 30, 1996 AND 1995 AND DECEMBER 31, 1995


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

                     LIFEWAY FOODS, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               SEPTEMBER 30, 1996 AND 1995 AND DECEMBER 31, 1995


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


NOTE 3 - INVENTORIES

      Inventories consisted of the following:

                                            (UNAUDITED)
                                     FOR THE NINE MONTHS ENDED
                                            SEPTEMBER 30,        FOR THE YEAR ENDED
                                     -------------------------      DECEMBER 31
                                         1996          1995            1995
                                     -----------     ---------   ------------------
                Finished goods          $348,197     $192,900        $199,600
                Production supplies       53,761       45,000          42,500
                Raw materials             60,418       56,000          46,000
                                        --------     --------        --------
                                        $462,376     $293,900        $288,100
                                        ========     ========        ========

                     LIFEWAY FOODS, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               SEPTEMBER 30, 1996 AND 1995 AND DECEMBER 31, 1995


NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

                                                      (UNAUDITED)
                                              FOR THE NINE MONTHS ENDED
                                                     SEPTEMBER 30,       FOR THE YEAR ENDED
                                              -------------------------      DECEMBER 31
                                                 1996           1995            1995
                                              ----------     ----------  ------------------
                Building and improvements     $  796,752     $  796,752     $  796,752
                Machinery and equipment        1,259,101      1,209,558      1,218,213
                Vehicles                         110,117         89,906        109,877
                Office equipment                  53,648         52,247         50,795
                                              ----------     ----------     ----------
                                              $2,219,618     $2,148,463     $2,175,637
                                              ==========     ==========     ==========

      Depreciation charged to income for the nine months ended September 30, 1996 and 1995 was $141,693 and $138,123 respectively, and $186,925 for the year ended December 31, 1995.

NOTE 5 - NOTES PAYABLE

                                                                                      (UNAUDITED)
                                                                               FOR THE NINE MONTHS ENDED
                                                                                     SEPTEMBER 30,         FOR THE YEAR ENDED
                                                                               -------------------------      DECEMBER 31
                                                                                   1996         1995              1995
                                                                               ----------     ----------   ------------------
      Mortgage note payable, 1st National Bank of Morton Grove, payable in monthly installments of $2,548, including interest at 7.5%, with a balloon payment of $184,900 due November 1998.  Collateralized by
       real estate.                                                              $216,566     $229,884         $227,464

      Mortgage note payable, American National Bank and Trust Company of
       Chicago, payable in monthly installments of $4,498 including interest at 6.75%, with a balloon payment of $394,000 due August
       1998.  Collaterlized by real estate                                        445,665      471,791          462,638

      Note payable, Glenview State Bank, payable in monthly installments of
       $460, including interest at 6.25%, due March, 1998.  Collateralized
       by automobile                                                                7,885       12,741           11,556
                                                                                 --------     --------         --------

           Total                                                                  670,116      714,416          701,658

           Less current maturities                                                 44,703       43,656           41,651
                                                                                 --------     --------         --------

           Total                                                                 $625,413     $670,760         $660,007
                                                                                 ========     ========         ========

      Maturities of notes payable for the years ended December 31,are as follows:

                     1996                 $ 41,651
                     1997                   44,621
                     1998                  615,386
                                          --------
                                          $701,658

                     LIFEWAY FOODS, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               SEPTEMBER 30, 1996 AND 1995 AND DECEMBER 31, 1995


NOTE 6 - PROVISION FOR INCOME TAXES

      The provision for income taxes consists of the following:

                                           (UNAUDITED)
                                    FOR THE NINE MONTHS ENDED
                                          SEPTEMBER 30,         FOR THE YEAR ENDED
                                    -------------------------      DECEMBER 31
                                       1996          1995             1995
                                    ----------     ----------   ------------------
      Current
            Federal                  $ 267,136     $ 216,918        $ 225,897
            State                       60,699        49,374           51,860
                                     ---------     ---------        ---------
      Total current                    327,835       266,292          277,757
      Deferred                               0         7,745          (36,344)
                                     ---------     ---------        ---------

      Provision for income taxes     $ 327,835     $ 274,037        $ 241,413
                                     =========     =========        =========

      A reconciliation of the provision for income taxes and the income tax computed at the statutory rate is as follows:

                                                             (UNAUDITED)
                                                      FOR THE NINE MONTHS ENDED
                                                            SEPTEMBER 30,         FOR THE YEAR ENDED
                                                      -------------------------      DECEMBER 31
                                                         1996          1995             1995
                                                      ----------     ----------   ------------------
      Federal income tax expense
        computed at the statutory rate                $ 267,136     $ 216,918        $ 215,228
      State taxes, expense                               60,699        49,374           49,796
      Book/tax, accumulated depreciation adjusted             0             0           (4,886)
      Book/tax, inventory adjustment                          0             0          (16,319)
      Permanent book/tax difference                           0         7,745           (2,406)
                                                      ---------     ---------        ---------

      Provision for income taxes                      $ 327,835     $ 274,037        $ 241,413
                                                      =========     =========        =========

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
                                                                 ========

                     LIFEWAY FOODS, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               SEPTEMBER 30, 1996 AND 1995 AND DECEMBER 31, 1995


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

      The final purchase price of the assets was determined to be $286,000, which was allocated accordingly:

            Covenant Not to Compete     $ 50,000
            Customer List                  6,000
            Trademark                     30,000
            UPC Codes                    200,000
                                        --------
                                        $286,000
                                        ========

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

                     LIFEWAY FOODS, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               SEPTEMBER 30, 1996 AND 1995 AND DECEMBER 31, 1995


NOTE 10 - BUSINESS SEGMENT INFORMATION

      The Company's significant business segments include the sale of dairy products and the operations of a restaurant. "Corporate and other" includes revenues and expenses of the company's export subsidiary, general corporate expenses, interest expense, and interest income. The Company's operations, by business segment for 1995 are as follows:

                                 Dairy                      Corporate
      1995                     Products      Restaurant      & Other       Consolidated
      ----                     --------      ----------     ---------      ------------
      Sales                   $3,965,707     $  390,145     $  141,708      $4,497,560

      Net Income              $  691,055     $   18,729     $ (269,059)     $  440,725

      Identifiable Assets     $3,033,742     $  654,413     $  103,086      $3,791,241

      Depreciation and
          Amortization        $  209,567     $   12,129     $    8,869      $  230,565

      Capital Additions       $   45,494     $    2,700     $        0      $   48,194

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

                     LIFEWAY FOODS, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               SEPTEMBER 30, 1996 AND 1995 AND DECEMBER 31, 1995


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
                                                     ==========


NOTE 14 - INVESTMENTS

      The amortized cost and fair value of investments at December 31, 1995 were:


                                      Amortized      Fair
                                        Cost         Value
                                      ---------    --------
          Certificates of Deposit     $230,000     $230,000

          U.S. Treasury Bond            99,411       99,411
                                      --------     --------
          Total Investment            $329,411     $329,411
                                      ========     ========


NOTE 15 - REAL ESTATE PURCHASE AGREEMENT

      On May 3, 1996, the Company entered into a Real Estate Sales Contract (the "Contract") to purchase a 110,000 square foot parcel of real property, zoned commercial, including a 46,000 square foot one-story building, located at 6431 Oakton Avenue, Morton Grove, Illinois for $1,325,000. The purchase enables the Company to further expand its production facilities and capacity. Under the terms, upon execution of the Contract, (1) the Company would be allowed a period of 45 days to inspect the property (the "inspection period"); and (2) the Company would place initial earnest monies totalling $10,000 in escrow. On June 20, 1996, the Company placed additional earnest monies of $290,000 in the interest bearing escrow account at Chicago Title and Trust Company. As of September 30, 1996, earnest monies totalling $300,000 are held in escrow at Chicago Title and Trust Company, the direction to control is held by the Seller. On October 15, 1996, the Company closed on the purchase of the Real Estate.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(1)      Material Changes in Results of Operations

         Net income increased by $82,081, up to $518,562 for the nine month period ending September 30, 1996, from $436,481 during the same nine month period in 1995. The components of this increase are detailed as follows:

         Sales and cost of goods sold increased by $744,781 and $363,034, respectively, up to $3,985,736 and $1,808,360 during the nine month period ending September 30, 1996 from $3,240,955 and $1,445,326 during the same nine month period in 1995, respectively. The increase is primarily attributable to increased sales of Kefir, Farmer's Cheese and the introduction of Golden Zesta. Costs of sales and gross margins of the Company increased proportionately with sales.

         Operating expenses increased by $251,605, up to $1,327,775 during the nine month period ending September 30, 1996 from $1,076,170 during the same six month period in 1995. The increase is primarily attributable to (i) an increase in advertising expenses due to the Company's aggressive marketing campaign commencing in 1995; and (ii) an increase in salaries and payroll taxes incurred as additional employees were hired to support the Company's growth in production.

         The Company's balance in inventory increased by $168,476, up to $462,376 during the nine-month period ending September 30, 1996, as compared to $293,900 during the nine-month period ending September 30, 1995. The increase is primarily due to an increase in production and sales.

         Provision for income taxes increased by $53,798, up to $327,835 during the nine month period ending September 30, 1996 from $274,037 during the same nine month period in 1995. The increase is proportionate to the net income increase.

(2)      Material Changes in Financial Condition

         As of the nine month period ending September 30, 1996 as compared to the nine month period ending September 30, 1995, the Company had working capital in the amount of $2,050,338 as compared to $1,434,292, respectively;
and cash on hand in the amounts of $788,458 as compared to $801,696, respectively. Cash flow from operations was generated by the primary business activity of the Company. As a result of its strong working capital position, the Company expects all cash requirements can be met internally for the remaining fiscal year. The decrease in cash on hand is primarily attributable to the $300,000 in earnest money that is being held in escrow pending closing of the purchase of real property to enable the Company to further expand its production facilities and capacity. The earnest money on deposit is categorized on the balance sheet under the heading entitled "Prepaid Expenses and Other Assets." Closing occurred subsequent to the end of the fiscal quarter, as discussed below.

         On April 24, 1996, the Company entered into a Real Estate Sales Contract with a non-affiliated third party to purchase a 110,000 square foot parcel of real property, zoned industrial, including a 46,000 square foot one-story building, in Morton Grove, Illinois, for $1,325,000. The purchase will enable the Company to further expand its production facilities and capacity. Closing occurred on October 15, 1996, and the Company anticipates a move in April 1997. The Company has obtained bridge financing with the American National Bank in Chicago. It is proposed that a mortgage in the approximate amount of $919,000, the specified terms of which have not yet been determined, will be secured by the real estate and be payable in monthly installments. The Company will not need to raise additional funds to meet its cash requirements for, among others, building upgrades, additional employees, equipment and inventory. The Company, on a gradual basis, will implement its three-year plan to increase production resulting in increased sales. Once full production capability is reached, the Company expects that its annual product sales will increase significantly. The Company expects to employ up to 40 more persons to operate this new production facility, on an as-needed basis, over the next three years.

         On January 26, 1996, the Board of Directors of the Company voted to repurchase up to 100,000 shares of the Company's Common Stock on the open market. The decision reflects the Board's belief that the Company's Common Stock is significantly undervalued. The resolution of the Board of Directors gave the Company one year to repurchase the shares to be held as treasury stock for general corporate purposes. As of September 30, 1996, the Company has repurchased a total of 10,400 of its Common Shares.

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

         3.3   Corrected Amendment to the Bylaws of issuer. (1)

         10.1 Lifeway Foods, Inc. Consulting and Services Compensation Plan, dated June 5, 1995. (2)

         10.2  Employment Agreement between issuer and Michael
               Smolyansky. (3)

         10.4  Industrial Building Lease between Lifeway Foods, Inc.
               and Michael Smolyansky, and Addendum to Building Lease. (3)

         10.5  Stock Option Agreements. (3)

         10.7  Restricted Stock Plan. (3)

         10.9 Real Estate Sales Contract, dated April 24, 1996, to purchase a 110,000 square foot parcel of real property, zoned industrial, in Morton Grove, Illinois. (4)

         27    Financial Data Schedule. (5)

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

         (5)   Filed herewith.


(b)      Reports on Form 8-K

         None.

                                  SIGNATURES

         In accordance with the requirements of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                             LIFEWAY FOODS, INC.


                             By:  /s/ MICHAEL SMOLYANSKY
                                  ---------------------------------------------
                                  Michael Smolyansky, Chief Executive Officer,
                                  Chief Financial and Accounting Officer,
                                  President, Treasurer and Director

Date:   November 11, 1996

                                 EXHIBIT INDEX



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

3.3      Corrected Amendment to the Bylaws of issuer. (1)

10.1 Lifeway Foods, Inc. Consulting and Services Compensation Plan, dated June 5, 1995. (2)

10.2     Employment Agreement between issuer and Michael Smolyansky. (3)

10.4 Industrial Building Lease between Lifeway Foods, Inc. and Michael Smolyansky, and Addendum to Building Lease. (3)

10.5     Stock Option Agreements. (3)

10.7     Restricted Stock Plan. (3)

10.9 Real Estate Sales Contract, dated April 24, 1996, to purchase a 110,000 square foot parcel of real property, zoned industrial, in Morton Grove, Illinois. (4)

27       Financial Data Schedule. (5)

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

(5)      Filed herewith.