Form 10KSB
period 1996-12-31
LIFEWAY FOODS INC
filed 1997-03-31
CIK 814586

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-KSB

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934
                  For the fiscal year ended December 31, 1996

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
                  For the transition period from:                to
                                                  --------------    -----------
                  Commission file number:    0-17363
                                             -------
                              LIFEWAY FOODS, INC.
--------------------------------------------------------------------------------
          (Name of small business issuer as specified in its charter)

         Illinois                                           36-3442829
-------------------------------                ---------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)


7625 North Austin Avenue, Skokie, Illinois                    60077
------------------------------------------                 ----------
(Address of principal executive offices)                   (Zip Code)

Issuers telephone number:   (847) 967-1010
                          -------------------

Securities registered under Section 12(b) of the Exchange Act:   None
                                                               ---------

Securities registered under Section 12(g) of the Exchange Act:
Common Stock, No Par Value
--------------------------

        Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

        Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrants knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form
10-KSB or any amendment to this Form 10-KSB.    [  ]

        State issuers revenues for its most recent fiscal year.   $5,295,405
                                                                  ----------

        State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days. $4,150,919 as of March 20, 1997, based on the average closing bid and asked prices as quoted on NASDAQ.

        State the number of shares outstanding of each of the issuers classes
of common equity, as of the latest practicable date.   3,785,377 shares of
Common Stock as of March 20, 1997.



                   DOCUMENTS INCORPORATED BY REFERENCE: None


Transitional Small Business Disclosure Format (check one): . Yes [ ]  No [X]

                                     PART I

ITEM 1.    DESCRIPTION OF BUSINESS.

(a)      Business Development

         Lifeway Foods, Inc. (the "Company") commenced operations in February, 1986, and incorporated under the laws of the State of Illinois on May 19, 1986. The Company produces: Kefir, a drinkable product similar to but distinct from yogurt, in several flavors sold under the name "Lifeway's Kefir"; a plain farmer's cheese sold under the name "Lifeway's Farmer's Cheese"; and a fruit sugar-flavored product similar in consistency to cream cheese sold under the name of "Sweet Kiss." In the third quarter of 1995, the Company commenced marketing a vegetable-based seasoning under the name "Golden Zesta." The Company currently distributes its products throughout the Chicago metropolitan area through local food stores. In addition, the products are sold throughout the United States and Ontario, Canada. The Company has also expanded the distribution of some of its products internationally by exporting to Eastern Europe through its wholly-owned subsidiary, Lifeway International, Inc. For the years ending December 31, 1996 and 1995, export sales of the Company were approximately $414,000 and $215,000, respectively. (See, further, Item 7, Note 1 to Consolidated Financial Statements.)

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

         Due to the political situation in the Ukraine, acquisition of the controlling interest is not anticipated. In lieu of this acquisition, LII commenced exporting Kefir to Eastern Europe. In light of this change in the business plan, the Company extended an exchange offer to the Minority Shareholders. In 1994 and 1995, Minority Shareholders owning 36,800 shares were paid $90,000 by the Company for their shares in LII. In addition, these Minority Shareholders were entitled to 9,200 restricted Common Shares in the Company as payment of interest on their investment in LII. During 1995, Minority Shareholders owning 9,600 shares in LII elected to exchange their shares and were issued 26,400 restricted Common Shares of the Company, including 2,400 shares as payment of interest on their investment in LII. The total issue of 35,600 restricted Common Shares in the Company resulted in a .9% dilution of the current Company shareholder's interests. As of December 31, 1996, all minority interests in LII have been exchanged or cashed out under the terms of the exchange offer. (See, further, Item 7, Note 10 to Consolidated Financial Statements, and Item 12, Certain Relationships and Related Transactions.)

         LFI Enterprises, Inc.

         On September 30, 1992, the Company formed a wholly-owned subsidiary corporation, LFI Enterprises, Inc. ("LFIE"), incorporated in the State of Illinois. LFIE was formed for the purpose of operating a "Russian" theme restaurant and supper club on the property acquired by the Company on October 9, 1992. The restaurant/supper club commenced its operations in late November 1992. In exchange for all of the issued and outstanding Common Stock of LFIE, the Company transferred to LFIE $1,000 in cash. (See, further, Item 7, Notes 1 and 10 to Consolidated Financial Statements.)

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

         With its four Company-owned trucks, the Company distributes its products directly in over 750 stores in the State of Illinois, including major retail chains such as Jewel Food Stores (more than 200 stores), Dominick's Finer Foods (more than 100 stores), Omni Super Stores, Treasure Island Food Marts, Whole Foods, Cub Foods and Butera Food Stores.

         Additionally, the Company distributes its products internationally by exporting to Eastern Europe. (See, further, Item 7, Note 1 to Consolidated Financial Statements.)

         (b)(3)   Marketing

         The Company continues to promote the verifiable nutritional characteristics, purity of product, and good taste of its Kefir and Kefir-based products. The Company primarily advertises its products through local radio stations, which is directed to both users and non-users of cultured milk products of all kinds. In addition, through newspapers and magazines, the Company provides educational information on its products and appeals to the common perception that the products may be of particular benefit for a wide range of ills, including intestinal disorders, and continues to educate the public on the possible health benefits which could be derived from the use of Kefir and Kefir-based products. Although no scientific studies have proven the certainty of such claims, the Company believes that the potential for healthful benefits as suggested by such studies can serve as the basis for an advertising strategy.

         In addition to local radio stations, newspapers and magazines, the Company receives further exposure of its products through catalog advertising and promotion, inside store demonstrations throughout the U.S, and participation in various trade shows. In 1996, the Company's products were represented at ten trade shows including the Fancy Foods Show in Philadelphia, the Metro Foods Products Expo in Baltimore, the North East Coop Food Show in Boston, the North Farm Coop Show in Madison, the Cheese and Dairy Show in Milwaukee, and the World Food Expo in Moscow. The cost of participating in the shows is split between the distributor and the Company.

         The Company plans to continue its advertising campaign during the next 12-months. The Company expended approximately $193,000 and $202,000 on advertising and product promotion in 1996 and 1995, respectively, and it expects to expend approximately $100,000 in 1997.

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

         (b)(6)   Major Customers

         The Company distributes its products to more than 400 accounts throughout the U.S. Concentrations of credit with regard to trade accounts receivable and sales are limited due to the fact that the Company's customers are spread across different geographic areas. The customers are concentrated in the retail food industry. In 1996, two customers accounted for 11.7% and 10.6% of sales and 16.4% and 19.9% of trade accounts receivable as of December 31, 1996, respectively. For 1995, these two customers accounted for 5% and 3% of sales. (See, further, Item 1(b)(2) Distribution, and Item 7, Note 8 to Consolidated Financial Statements.)

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

         In first quarter 1996, the Company made application to the U.S. Patent and Trademark Office for the trademark "Golden Zesta," for its newly marketed vegetable-based seasoning. The Company received trademark approval in December 1996.

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

         The Company conducts primarily all of its research internally, but at times will employ the services of an outside testing facility. In the fiscal years 1996 and 1995, the Company estimates it expended approximately $10,000 and $7,500, respectively, for research and new product development, which costs were not borne directly by its customers.

         (b)(10)  Employees

         The Company and its subsidiary, LFI Enterprises, Inc., currently employ approximately 35 full-time persons and 3 or 4 part-time employees on an "as needed" basis. Approximately 28 of those employees are engaged in the manufacturing process of the Company's Kefir and Kefir-based products and 7 are employed in the restaurant operation. None of the Company's employees are covered by collective bargaining agreements. The President of the Company, Michael Smolyansky, is engaged by the Company under an employment agreement. Under the terms of such agreement, as amended, Mr. Smolyansky is employed as President for a period of 5 years, commencing April 1992. The agreement provides for a base salary, payable in equal monthly installments, which may be increased, subject to approval of the Board of Directors, on a yearly basis in proportion to the Company's profitability. Additionally, under the agreement, Mr. Smolyansky is entitled to receive cash bonuses at the discretion of the Board of the Directors, subject to the Company being profitable. (See, further, Item 10. Executive Compensation.)

ITEM 2.    DESCRIPTION OF PROPERTY.

         On May 16, 1988, the Company purchased a 26,000 square foot parcel of real property, including an 8,500 square foot one-story building, located at 7625 N. Austin Street, Skokie, Illinois. The purpose of the purchase was to enable the Company to significantly expand its production facilities and capacity pursuant to its business plan and growing demand for its product. The Company brought the facility to full capacity and completed its remodeling in 1994. In addition to the increase in capacity, because of substantially improved storage facilities at the new plant, the Company has been able to incur substantial savings in the purchase of milk and other raw materials, by virtue of its increased capacity to store bulk purchases. The loan to the Company from 1st National Bank of Morton Grove, collateralized by the real estate, is payable in monthy installments of $2,548, including interest at 7.5%, with a balloon payment of $184,900 due November, 1998. At December 31, 1996, the loan had a balance of $213,490. (See, further, Item 7, Note 5 to Consolidated Financial Statements.)

         On October 9, 1992, the Company purchased certain real estate located at 7800 N. Caldwell, Niles, Illinois. The former restaurant property was acquired from WRKR, Inc., a third-party having no material relationship with the Company or any of its affiliates. This property consists of approximately 75,000 square feet of commercially zoned property, and a 7,750 square foot building. The loan to the Company from American National Bank and Trust Company of Chicago, collateralized by the real estate, has a balloon maturity in August 1998 and carries an interest rate of 6.75% per annum. The Company's monthly payments, calculated on a 15-year amortization schedule, are $4,498. At December 31, 1996, the loan had a balance of $439,761. (See, further, Item 7, Note 5 to Consolidated Financial Statements.) The Company refurbished the property in late 1992 and put it into productive use as a supper club facility, known as "Moscow Nites," catering to the Chicago area's Russian and East European ethnic communities. The premises are operated by the Company's wholly-owned subsidiary, LFI Enterprises, Inc., an Illinois corporation.

         On October 16, 1996, the Company purchased a 110,000 square foot parcel of real property, zoned commercial, including a 46,000 square foot one-story building, located at 6431 Oakton Avenue, Morton Grove,

Illinois. The purchase enables the Company to further expand its production facilities and capacity. The loan to the Company from American National Bank and Trust Company of Chicago, collateralized by the real estate, has a balloon maturity in November 2001. The mortgage note is payable in monthly installments of principal of $5,109 plus interest at 8.05%. At December 31, 1996, the loan had a balance of $914,536. (See, further, Item 7, Note 5 to Consolidated Financial Statements.)

         For financial statement and tax purposes, the Company depreciates its real property buildings on a straight line basis over 31 to 39 years. (See, further, Item 7, Note 2 to Consolidated Financial Statements.)

         The Company believes it has adequate insurance coverage for all its properties.

ITEM 3.    LEGAL PROCEEDINGS.

         Neither the Company, its Subsidiaries, nor its properties are a party to or a subject of any pending legal proceeding.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matter was submitted during the fourth quarter of the fiscal year ended December 31, 1996, to a vote of security holders through the solicitation of proxies or otherwise.

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

         The range of high and low bid quotations for the Company's Common Stock for the quarterly periods within the two most recent fiscal years, is set forth in the following table:

                    Low Bid                       High Bid
                    -------                       --------
                  1st Qtr.  1995             $1.125            $2.00
                  2nd Qtr.  1995             $1.75             $4.25
                  3rd Qtr.  1995             $2.00             $3.50
                  4th Qtr.  1995             $1.4375           $2.50

                  1st Qtr.  1996             $1.375            $1.9375
                  2nd Qtr.  1996             $1.625            $3.8125
                  3rd Qtr.  1996             $2.75             $3.6875
                  4th Qtr.  1996             $3.4375           $3.875

(b)      Holders

         As of March 20, 1997, there were approximately 347 holders of record of the Company's Common Stock, as reflected on the Company's stock register and in brokerage accounts.

(c)      Dividends

         The Company has paid no cash dividends on its Common Stock and management does not anticipate that such dividends will be paid in the foreseeable future.

ITEM 6.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

(a) Management's Discussion and Analysis of Financial Condition and Results of Operations

         (a)(1)   Results of Operations

         Net income increased by $177,043, up to $617,768 in 1996 from $440,725 in 1995. The components of this increase are detailed as follows:

         Sales and cost of goods sold increased by $797,845 and $391,442, respectively, up to $5,295,405 and $2,976,307 in 1996 from $4,497,560 and
$2,584,865 in 1995, respectively. The increase is primarily attributable to increased sales of Kefir, Farmer's Cheese and the introduction of Golden Zesta during 1995. Costs of sales and gross margins of the Company increased proportionately with sales in 1996. In 1996, it was determined that certain expenses that have been classified as operating expenses would be more appropriately classified in the class of goods sold. Accordingly, the 1995 balances have been reclassified to reflect this change. (See, further, Item 7, Note 2 - Reclassification of Financial Statement Presentation - to Consolidated Financial Statements.)

         Operating expenses increased by $162,319, up to $1,383,049 in 1996 from $1,220,730 in 1995. The increase is primarily attributable to salaries, repair and maintenance, professional fees and transportation expenses.

         Interest income increased by $10,814, up to $52,140 in 1996 from $41,326 in 1995. The increase is due to an increase in funds available for investments.

         Provision for income taxes increased by $125,927, up to $367,340 in 1996 from $241,413 in 1995. The increase is proportionate to the net income increase.

         (a)(2)   Liquidity and Capital Resources

         As of December 31, 1996 and December 31, 1995, respectively, the Company had working capital in the amount of $1,696,175 and $1,455,647, and cash and cash equivalents in the amounts of $996,101 and $702,107. Cash flow from operations was generated by the primary business activity of the Company. As a result of its strong working capital position, the Company expects all cash requirements can be met internally for the next 12-month period. During 1997, the Company expects to purchase additional equipment for its new production facility, and to gradually employ additional persons on an as-needed bases for its operation.

         LFI Enterprises, Inc., the Company's supper club facility, had sales of $432,066 in 1996 and $390,145 in 1995, and net income of $65,080 in 1996 and a loss of $59,954 in 1995. (See, further, Item 7, Note 11 to Consolidated Financial Statements.)

         Net cash provided by operating activities increased by $280,058, up to $725,392 in 1996 from $445,334 in 1995. The increase is primarily due to the Company's significant increase in sales and net income, as well as increased collections of accounts receivable in 1996.

         Net cash used in investing activities increased by $1,228,782, up to $1,285,754 in 1996 from $56,972 in 1995. The increase is primarily attributable to the purchase of property and equipment during 1996.

         Net cash provided by financing activities in 1996 was $854,356 as compared to net cash used in financing activities in 1995 of $181,753. The positive cash flows back to the Company is primarily attributable to proceeds received from notes payable in 1996.

         On January 26, 1996, the Board of Directors of the Company voted to repurchase up to 100,000 shares of the Company's Common Stock on the open market. The decision reflects the Board's belief that the Company's Common Stock is significantly undervalued. The resolution of the Board of Directors gave the Company one year to repurchase the shares to be held as treasury stock for general corporate purposes. During 1996, the Company repurchased a total of 10,400 of its Common Shares at a cost of $18,818. (See, further, Item 7, Note 7 to Consolidated Financial Statements.)

         The Company is not aware of any circumstances or trends which would have a negative impact upon future sales or earnings. The Company believes it has sufficient funds available during the next fiscal year for the purchase of additional equipment for its new production facility, and the increase in salaries and payroll taxes as the Company gradually employs additional persons on an as-needed bases for its operation. There have been no material fluctuations in the standard seasonal variations of the Company's business.

ITEM 7.    FINANCIAL STATEMENTS.

         The consolidated financial statements that constitute Item 7 of this report and a table of contents thereto commence on page F-1 through F-16, which pages follow this page.

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

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

(a) Directors and Executive Officers. The directors and executive officers of the Company are as follows:


Name                 Age  Position                                      Director Since
------------------   --   -------------------------------------------   --------------
Michael Smolyansky   49   CEO, CFO, President, Treasurer and Director             1986
Pol Sikar            48   Director                                                1986
Rick D. Salm         46   Director                                                1986
Renzo Bernardi       59   Director                                                1994
Valeriy Nikolenko    51   Vice President-Production and Secretary                 --

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

(e)      Compliance With Section 16(a) of the Securities Exchange Act of 1934

         Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than 10% of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission ("SEC"). Officers, directors, and greater than 10% shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. All such persons, known to the Company, have filed the required Forms.

ITEM 10.   EXECUTIVE COMPENSATION.

(a)      General

         The following information discloses all plan and non-plan compensation awarded to, earned by, or paid to Mr. Michael Smolyansky, CEO, CFO, President, Treasurer and Director of the Company, for all services rendered in all capacities to the registrant and its subsidiaries. Mr. Smolyansky is the only person meeting the reporting requirements of Item 402 of Regulation S-B. No other executive officer of the Company's total annual salary and bonus exceeded $100,000 for the fiscal year ended December 31, 1996.

(b)      Summary Compensation Table

         The following table sets forth all compensation, including bonuses, stock option awards and other payments, paid or accrued by the Company during each of the fiscal years ended December 31, 1996, 1995 and 1994, to or for the Company's Chief Executive Officer and each of the other executive officers of the Company whose total annual salary and bonus, if any, exceeded $100,000 for the fiscal year ended 1996.

                                                               Annual Compensation
                                              ------------------------------------------------------

              (a)                    (b)            (c)              (d)                (e)
             Name                   Year                                               Other
              and                   Ended                                             Annual
           Principal              December        Salary            Bonus          Compensation
           Position                  31             ($)              ($)                ($)
-------------------------------- ------------ ---------------- ---------------- --------------------
Michael Smolyansky                  1996         120,000.00        3,000.00             -0-
CEO, CFO, President                 1995          99,999.84       15,000.00             -0-
                                    1994          81,333.00       15,000.00             -0-


                                                Long Term Compensation
                                -----------------------------------------------------
                                              Awards                    Payouts
                                ----------------------------------- -----------------

             (a)                      (f)               (g)               (h)               (i)
             Name                  Restricted                                               All
             and                     Stock             Shares             LTIP             Other
          Principal                 Award(s)         Underlying         Payouts        Compen-sation
           Position                   ($)             Options             ($)               ($)
------------------------------- ----------------- ----------------- ----------------- -----------------
Michael Smolyansky                    -0-               -0-               -0-               -0-
CEO, CFO, President                   -0-               -0-               -0-               -0-
                                      -0-               -0-               -0-               -0-

(c)      Option/SAR Grants in Last Fiscal Year

         This table has been omitted, as Mr. Smolyansky, the only person meeting the reporting requirements of Item 402 of Regulation S-B, has not received any individual grants of stock options during fiscal 1996 or stock appreciation rights during 1996.

(d) Aggregated Option/SAR Exercises in Last Fiscal Year and Fiscal Year-End Option/SAR Values

         This table has been omitted, as Mr. Smolyansky, the only person meeting the reporting requirements of Item 402 of Regulation S-B, has not exercised any stock options during fiscal 1996.

(e)      Long-Term Incentive Plans ("LTIP") - Awards in Last Fiscal Year

         This table has been omitted, as Mr. Smolyansky, the only person meeting the reporting requirements of Item 402 of Regulation S-B, has not received any awards pursuant to any LTIP during fiscal 1996.

(f)      Compensation of Directors

         During fiscal 1996, the Board of Directors participated in three meetings. Each of the directors were compensated an aggregate $1,000 for their participation in two of those meetings.

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

         (g)(2)   Restricted Stock Plan

         The Company has adopted a Restricted Stock Plan (the "Plan") which provides for the granting of stock options to employees, including salaried officers of the Company. The maximum aggregate amount of shares of the Company's Common Stock that may be made subject to stock options granted under the Plan is 300,000. Options may be granted under the Plan at exercise prices that are not less than the fair market value of the Common Stock at the time of the grant. The Plan is administered by the Company's Board of Directors. The terms of payment for the shares of Common Stock once options granted are exercised may vary, as determined by the Board of Directors. As of March 20, 1997, no options have been granted under this Plan.

         (g)(3)   Employee, Consultants and Service Providers Benefit Plan

         On June 9, 1995, the Company filed a registration statement on Form S-8 with the Securities and Exchange Commission in connection with an employee benefit plan (the "Plan") covering 300,000 shares of its Common Stock. Pursuant to the Plan, the Company may issue Common Stock and/or options to purchase Common Stock to certain consultants, service providers and employees, including officers and directors, of the Company. The purpose of the Plan is to promote the best interests of the Company and its stockholders by providing a means of non-cash remuneration to eligible participants who contribute to operating progress and earning power of the Company. The Plan is administered by the Company's Board of Directors or a committee consisting of three members which has the discretion to determine from time to time the eligible participants to receive an award; the number of shares of stock issuable directly or to be granted pursuant to option; the price at which the option may be exercised or the price per share in cash or cancellation of fees or other payment which the Company is liable if a direct issue of stock and all other terms on which each option shall be granted. As of March 20, 1997, a total of 20,000 shares were issued under the Plan for public relations services.

ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

(a)      Security Ownership of Certain Beneficial Owners and Management

         The following table sets forth certain information known to the Company regarding the beneficial ownership of the Company's Common Stock, the Company's only class of securities, as of March 20, 1997 (except as indicated below) by (a) each stockholder known by the Company to be the beneficial owner of more than five percent of the Company's Common Stock, (b) each of the Company's directors, (c) each of the Company's executive officers named in the Summary Compensation Table above and (d) all executive officers and directors of the Company as a group. The shareholders listed below have sole voting and investment power except as noted.

                                                                         Percent Owned
       Name and Address of                 Amount and Nature of         Beneficially and
          Beneficial Owner                 Beneficial Ownership            of Record
                                                   (1)                        (2)
    ----------------------------------- --------------------------- -------------------------

       Michael Smolyansky (5)                  2,582,300 (3)                  68.2
       7625 N. Austin Ave.
       Skokie, IL 60077

       Rick D. Salm (5)                            1,900                       *
       6945 N. Clark St.
       Chicago, IL 60626

       Pol Sikar (5)                               9,900                       *
       3907 Miller Drive
       Glenview, IL 60025

       Renzo Bernardi (5)                          1,200                       *
       2919 N. Natoma
       Chicago, IL 60634

       Valeriy Nikolenko (5)                     4,100 (4)                     *
       8917 Lamon Ave.
       Skokie, IL 60077

       All officers and directors of             2,599,400                    68.7
       the Company as a group (five
       persons)

-----------------------
*  Represents less than one percent of the outstanding Common Stock.

         (1) Unless otherwise indicated, all shares are directly owned and investing power is held by the persons named.

         (2) Based upon 3,785,377 shares issued and outstanding as of March 20, 1997.

         (3) Mr. Smolyansky directly owns 2,555,100 Common Shares of the Company. 27,200 Common Shares are owned by his wife and therefore deemed to be beneficially owned by Mr. Smolyansky.

         (4) Mr. Nikolenko directly owns 3,000 Common Shares of the Company. 1,100 Common Shares are owned by his wife and therefore deemed to be beneficially owned by Mr. Nikolenko.

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

ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         During 1994, the Company determined that it would not be able to implement its business plan for its subsidiary, Lifeway International, Inc. ("LII"). As a result, the Company conducted an exchange offer to the minority shareholders of LII, whereby each minority shareholder could alternatively exchange their shares for (i) restricted Common Shares in Lifeway Foods, Inc. ("LFI"); or (ii) receive a return of their original investment in cash plus interest on their investment paid in restricted Common Shares in LFI. (See, further, Item 1(a)(1) and Item 7, Note 10 to Consolidated Financial Statements.) On February 21, 1995, Mr. Michael Smolyansky, the Company's CEO, CFO, President, Treasurer and director, and his wife elected to exchange their shares of LII for the return of their original investment in cash aggregating $10,000 plus interest paid in an aggregate 800 restricted Common Shares in LFI. On March 25, 1995, Mr. Pol Sikar, a director of the Company, elected to exchange his shares of LII for 4,400 restricted Common Shares in LFI. On January 10, 1995, Mr. Renzo Bernardi, a director of the Company, elected to exchange his shares of LII for the return of his $10,000 investment in cash plus interest paid in 1,600 restricted Common Shares in LFI.

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

         16.2 Letter of Gleeson, Sklar, Sawyers & Cumpata, L.L.P., Certified Public Accountants and Management Consultants, dated March 3, 1995, stating its concurrence with the disclosure contained in the Company's Current Report on Form 8-K dated February 28, 1995. (3)

         21.1     List of Subsidiaries of the Registrant. (4)

         27       Financial Data Schedule. (4)

         ------------------------

         (1) Incorporated by reference to the Registrant's registration statement on Form S-18 (Commission File No. 33-14329-C), and Post-Effective Amendments thereto.

         (2) Incorporated by reference to the Registrant's registration statement on Form S-8 (Commission File No. 33-93306).

         (3) Incorporated by reference to the Registrant's Current Reports filed under cover of Form 8-K and amendments thereto.

         (4)      Filed herewith.

(b)      Reports on Form 8-K

         None.

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

                              Date:    March 27, 1997

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

                              Date:    March 27, 1997


                              By  /s/ Pol Sikar
                                 --------------------------------------------
                                 Pol Sikar, Director

                              Date:    March 27, 1997


                              By  /s/ Rick D. Salm
                                 --------------------------------------------
                                 Rick D. Salm, Director

                              Date:    March 27, 1997

                      LIFEWAY FOODS, INC. AND SUBSIDIARIES

                                 ANNUAL REPORT

                           DECEMBER 31, 1996 AND 1995





                               TABLE OF CONTENTS




Independent Auditors' Report  . . . . . . . . . . . . . . . . . . . . . . . . . . . .  F2

Consolidated Balance Sheet  . . . . . . . . . . . . . . . . . . . . . . . . . . . F3 - F4

Consolidated Statements of Income . . . . . . . . . . . . . . . . . . . . . . . . . .  F5

Consolidated Statements of Changes in Stockholders' Equity  . . . . . . . . . . . . .  F6

Consolidated Statements of Cash Flows . . . . . . . . . . . . . . . . . . . . . . F7 - F8

Notes to Consolidated Financial Statements  . . . . . . . . . . . . . . . . . .  F9 - F16

               (GLEESON, SKLAR, SAWYERS & CUMPATA LLP LETTERHEAD)



                          INDEPENDENT AUDITORS' REPORT





To the Board of Directors and Stockholders
LIFEWAY FOODS, INC.
Skokie, Illinois


We have audited the consolidated balance sheet of LIFEWAY FOODS, INC. AND SUBSIDIARIES as of December 31, 1996 and the related consolidated statements of income, changes in stockholders' equity, and cash flows for the years ended December 31, 1996 and 1995. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated balance sheet of LIFEWAY FOODS, INC. AND SUBSIDIARIES as of December 31, 1996, and the results of their operations and their cash flows for the years ended December 31, 1996 and 1995 in conformity with generally accepted accounting principles.



/s/ Gleeson, Sklar, Sawyers & Cumpata LLP
Gleeson, Sklar, Sawyers & Cumpata LLP
Elgin, Illinois
February 14, 1997

                      LIFEWAY FOODS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                               DECEMBER 31, 1996




ASSETS
------

CURRENT ASSETS
--------------
   Cash and cash equivalents                                                                          $996,101
   Investments                                                                                         213,671
   Accounts receivable, net of allowance                                                               620,408
     for doubtful accounts of $48,000
   Other receivables                                                                                    23,600
   Inventories                                                                                         413,324
   Prepaid expenses and other assets                                                                     7,714
   Deferred income taxes                                                                                41,418
                                                                                                    ----------
   TOTAL CURRENT ASSETS                                                                              2,316,236

PROPERTY AND EQUIPMENT
----------------------
   Land                                                                                                658,400
   Buildings, machinery and equipment                                                                3,288,231
                                                                                                    ----------
   Total property and equipment                                                                      3,946,631
   Less:  accumulated depreciation                                                                   1,069,536
                                                                                                    ----------
   PROPERTY AND EQUIPMENT, NET                                                                       2,877,095

OTHER ASSETS
------------
   INTANGIBLE ASSETS, NET OF ACCUMULATED                                                                66,307
     AMORTIZATION OF $264,036                                                                       ----------

TOTAL ASSETS                                                                                        $5,259,638
------------                                                                                        ==========





                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                      LIFEWAY FOODS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                               DECEMBER 31, 1996




LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES
-------------------
   Current maturities of notes payable                                                                $105,928
   Accounts payable                                                                                    242,079
   Accrued expenses                                                                                    272,054
                                                                                                    ----------
   TOTAL CURRENT LIABILITIES                                                                           620,061

LONG-TERM LIABILITIES                                                                                1,468,904
---------------------

DEFERRED INCOME TAXES                                                                                   36,362
---------------------

STOCKHOLDERS' EQUITY
--------------------
   Common stock                                                                                      1,374,754
   Retained earnings                                                                                 1,778,375
   Treasury stock, at cost                                                                            (18,818)
                                                                                                    ----------
   TOTAL STOCKHOLDERS' EQUITY                                                                        3,134,311
                                                                                                    ----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                          $5,259,638
------------------------------------------                                                          ==========





                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                      LIFEWAY FOODS, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                 FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995




                                                                                1996                   1995
                                                                             ----------             ----------
SALES                                                                        $5,295,405             $4,497,560

Cost of goods sold                                                            2,976,307              2,584,865
                                                                             ----------             ----------

GROSS PROFIT                                                                  2,319,098              1,912,695

Operating expenses                                                            1,383,049              1,220,730
                                                                             ----------             ----------

INCOME FROM OPERATIONS                                                          936,049                691,965

Other income (expense)
   Interest income                                                               52,140                 41,326
   Interest expense                                                            (62,168)               (67,164)
   Gain on sale of asset                                                            ---                 16,011
   Other income                                                                  59,087                    ---
                                                                             ----------             ----------
   Total other income (expense)                                                  49,059                 (9,827)
                                                                             ----------             ----------

INCOME BEFORE INCOME TAXES                                                      985,108                682,138

Provision for income taxes                                                      367,340                241,413
                                                                             ----------             ----------

NET INCOME                                                                     $617,768               $440,725
                                                                             ==========             ==========
EARNINGS PER SHARE                                                                $0.16                  $0.12
                                                                             ==========             ==========

Weighted average shares outstanding                                          $3,777,385             $3,785,377
                                                                             ==========             ==========





                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                     LIFEWAY FOODS, INC. AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995




                                     COMMON STOCK, NO PAR VALUE
                                    10,000,000 SHARES AUTHORIZED
                                ----------------------------------------
                                                                  # OF
                                                               SHARES OF
                                 # OF SHARES    # OF SHARES     TREASURY       COMMON          TREASURY       RETAINED
                                   ISSUED       OUTSTANDING      STOCK         STOCK            STOCK         EARNINGS
                                 -----------    -----------    ---------     ----------        --------      ----------
BALANCES AT
 DECEMBER 31, 1994                3,729,777      3,729,777          ---      $1,302,754         $   ---      $  719,882

Shares exchanged in non-
  cash transaction                   55,600         55,600          ---          72,000             ---             ---

Net income for the year
  ended December 31, 1995               ---            ---          ---             ---             ---         440,725
                                  ---------      ---------       ------      ----------         -------      ----------

BALANCES AT
  DECEMBER 31, 1995               3,785,377      3,785,377          ---       1,374,754             ---       1,160,607

Repurchase of
  treasury stock                        ---            ---       10,400             ---          18,818             ---

Net income for the year
  ended December 31, 1996               ---            ---          ---             ---             ---         617,768
                                  ---------      ---------       ------      ----------         -------      ----------

BALANCES AT
 DECEMBER 31, 1996                3,785,377      3,785,377       10,400      $1,374,754         $18,818      $1,778,375
                                  =========      =========       ======      ==========         =======      ==========





                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                      LIFEWAY FOODS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995




                                                                                 1996                    1995
                                                                              ----------               --------
CASH FLOWS FROM OPERATING ACTIVITIES:
-------------------------------------
   NET INCOME                                                                 $  617,768               $440,725
   Adjustments to reconcile net income to net
     cash flows from operating activities:
      Depreciation and amortization                                              243,208                230,565
      Issuance of common stock in exchange                                           ---                 42,000
        for services rendered and interest expense
      Increase in allowance for doubtful accounts                                    ---                 24,000
      Deferred income taxes                                                      (15,971)               (36,344)
      Gain on sale of asset                                                          ---                (16,011)
      (Increase) decrease in operating assets:
          Accounts receivable                                                    (15,787)              (101,910)
          Other receivables                                                        2,600                  4,700
          Inventories                                                           (125,224)              (179,791)
          Prepaid expenses and other assets                                       13,492                  4,561
      Increase (decrease) in operating liabilities:
          Accounts payable                                                        (3,145)               (57,125)
          Accrued expenses                                                         8,451                 89,964
                                                                              ----------               --------
   NET CASH PROVIDED BY OPERATING ACTIVITIES                                     725,392                445,334

CASH FLOWS FROM INVESTING ACTIVITIES:
-------------------------------------
   Purchase of investments                                                       (13,671)              (167,315)
   Sale of investments                                                           129,411                107,214
   Purchase of property and equipment                                         (1,401,494)               (48,194)
   Proceeds from sale of asset                                                       ---                 51,323
                                                                              ----------               --------
   NET CASH USED IN INVESTING ACTIVITIES                                      (1,285,754)               (56,972)

CASH FLOWS FROM FINANCING ACTIVITIES:
-------------------------------------
   Proceeds from notes payable                                                   919,645                    ---
   Repayments of notes payable                                                   (46,471)               (91,753)
   Payments to minority shareholders                                                 ---                (90,000)
   Purchase of treasury stock                                                    (18,818)                   ---
                                                                              ----------               --------
   NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                           854,356               (181,753)
                                                                              ----------               --------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                        293,994                206,609

Cash and cash equivalents at beginning of year                                   702,107                495,498
                                                                              ----------               --------

CASH AND CASH EQUIVALENTS AT END OF YEAR                                      $  996,101               $702,107
                                                                              ==========               ========





                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                      LIFEWAY FOODS, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
                 FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995




                                                                                 1996                    1995
                                                                              ----------               --------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
--------------------------------------------------

   Cash paid for interest                                                     $   62,168               $ 67,164
                                                                              ==========               ========
   Cash paid for income taxes                                                 $  486,900               $190,760
                                                                              ==========               ========
SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES:
-------------------------------------------------------

   Issuance of common stock in exchange for:

      Consulting fees                                                         $      ---                $27,500
      Minority shareholders - interest expense                                       ---                 14,500
                                                                              ----------               --------
          Subtotal                                                                   ---                 42,000
      Minority shareholders - stock                                                                      30,000
                                                                              ----------               --------
      Total common stock issued                                               $      ---               $ 72,000
                                                                              ==========               ========





                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                      LIFEWAY FOODS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1996 AND 1995


Note 1 - NATURE OF BUSINESS

    Lifeway Foods, Inc. (The "Company") commenced operations in February, 1986, and incorporated under the laws of the State of Illinois on May 19, 1986. The Company produces Kefir, a drinkable product which is similar to but distinct from yogurt in several flavors sold under the name "Lifeway's Kefir"; a line of drinkable yogurt; a plain farmer's cheese sold under the name "Lifeway's Farmer's Cheese"; and a fruit sugar-flavored product similar in consistency to cream cheese sold under the name of "Sweet Kiss." The Company currently distributes its products throughout the Chicago metropolitan area through local food stores. In addition, the products are sold throughout the United States and Ontario, Canada. The Company has also expanded the distribution of some of its products internationally by exporting to Eastern Europe through its wholly-owned subsidiary, Lifeway International, Inc. For the years ending December 31, 1996 and 1995 export sales of the Company were approximately $414,000 and $215,000, respectively.

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


Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    A summary of the significant accounting policies applied in the preparation of the accompanying financial statements follows:

    Principles of Consolidation

    The consolidated financial statements include the accounts of the Company and its wholly-owned and majority owned subsidiaries. All significant intercompany accounts and transactions have been eliminated, including $120,000 of rent paid by LFIE to the Company in 1996 and 1995 for use of the restaurant which is owned by the Company.

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

                     LIFEWAY FOODS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                          DECEMBER 31, 1996 AND 1995


Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

    Investments

    The Company's investments include certificates of deposit with maturity dates greater than three months, which are all short term and held-to-maturity. Securities classified as held-to-maturity are stated at cost adjusted for amortization of premiums and accretion of discounts. At December 31, 1996, cost approximated market value. The Company does not currently have any trading or available-for-sale securities.

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

    Property and equipment are being depreciated over the following useful lives:

                                  Category                                                             Years
                                  --------                                                             -----
                                  Buildings and improvements                                          31 and 39
                                  Machinery and equipment                                                  5-12
                                  Office equipment                                                          5-7
                                  Vehicles                                                                    5

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

                                  Covenant not to compete                                             10 years
                                  Trademark license                                                  2.5 years
                                  U.P.C. Codes                                                         7 years
                                  Customer lists                                                       5 years

                      LIFEWAY FOODS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                          DECEMBER 31, 1996 AND 1995


Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

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

    The principal sources of temporary differences are different depreciation methods for financial statement and tax purposes, capitalization of indirect costs for tax purposes and the use of the allowance method for book purposes versus the direct method for tax purposes for bad debts.

    Earnings Per Common Share

    Earnings per common share were computed by dividing net income by the weighted average number of shares of common stock outstanding during the year. For the years ended December 31, 1996 and 1995, fully diluted and primary earnings per share were the same, as there were no potentially dilutive common stock equivalents outstanding.

    Change in Accounting Principle

    In February 1997, the Financial Accounting Standards Board (FASB) issued Statements of Financial Accounting Standards No. 128 , "Earnings Per Share" (SFAS 128) and No. 129, "Disclosure of Information About Capital Structure" (SFAS 129). The Company's required adoption date is January 1, 1997. SFAS 128 changes the calculation for earnings per share. SFAS 129 restates existing disclosures related to the Company's capital structure. The Company anticipates the adoption of SFAS 128 and SFAS 129 will not have a material impact on its financial statements.

    Reclassification of Financial Statement Presentation

    Certain reclassifications have been made to the 1995 financial statements to conform with the 1996 financial statement presentation. Such reclassifications had no effect on net income as previously reported.


Note 3 - INVENTORIES

    Inventories consisted of the following at December 31, 1996:

                                  Raw materials                                                          $79,080
                                  Production supplies                                                     33,957
                                  Finished goods                                                         300,287
                                                                                                        --------
                                                                                                        $413,324
                                                                                                        ========

                     LIFEWAY FOODS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                          DECEMBER 31, 1996 AND 1995


Note 4 - PROPERTY AND EQUIPMENT

    Property and equipment consisted of the following at December 31, 1996:

                          Land                                                                                          $658,400
                          Buildings and improvements                                                                   1,649,370
                          Machinery and equipment                                                                      1,448,752
                          Vehicles                                                                                       109,877
                          Office equipment                                                                                80,232
                                                                                                                      ----------
                                                                                                                      $3,946,631
                                                                                                                      ==========

    Depreciation charged to income was $200,767 and $186,925 in 1996 and 1995, respectively.

    During 1996, the Company acquired land, building and machinery for $1,350,000. A mortgage note payable was signed for approximately $920,000, related to this acquisition (see Note 5). The Company continued to rent the building to the former tenant and recognized approximately $59,000 of rent during 1996, included in other income.


Note 5 - NOTES PAYABLE

                       Mortgage  note  payable,  1st  National  Bank  of  Morton  Grove,  payable  in  monthly       $213,490
                       installments of  $2,548, including interest at 7.5%, with a balloon payment of $184,900
                       due November, 1998.    Collateralized by real estate.

                       Mortgage note payable, American National Bank and Trust Company of Chicago, payable in         439,761
                       monthly installments of $4,498 including interest at 6.75%, with a balloon payment of
                       $394,300 due August, 1998.  Collateralized by real estate.

                       Mortgage note payable, American National Bank and Trust Company of Chicago, payable in         914,536
                       monthly installments of principal of $5,109 plus interest at 8.05%, with a balloon payment of $618,214 due November, 2001.  Collateralized by real estate.

                       Note Payable, Glenview State Bank, payable in monthly  installments of $460, including           7,045
                       interest at 6.25%, due March, 1998. Collateralized by an  automobile.
                                                                                                                   ----------
                            Total                                                                                   1,574,832
                            Less current maturities                                                                   105,928
                                                                                                                   ----------
                            Total                                                                                  $1,468,904
                                                                                                                   ==========

    Maturities of notes payable are as follows:

                          Year Ending December 31
                          -----------------------
                                                 1997                                                                  $105,928
                                                 1998                                                                   676,984
                                                 1999                                                                    61,308
                                                 2000                                                                    61,308
                                                 2001                                                                   669,304
                                                                                                                     ----------
                                                Total                                                                $1,574,832
                                                                                                                     ==========

                      LIFEWAY FOODS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                          DECEMBER 31, 1996 AND 1995


Note 6 - PROVISION FOR INCOME TAXES

    The provision for income taxes consisted of:

                                                                                                   1996                  1995
                                                                                                 --------              --------
                          Current
                             Federal                                                             $312,270              $225,897
                             State                                                                 71,041                51,860
                                                                                                 --------              --------
                          Total current                                                           383,311               277,757
                          Deferred                                                                (15,971)              (36,344)
                                                                                                 --------              --------
                          Provision for income taxes                                             $367,340              $241,413
                                                                                                 ========              ========

    A reconciliation of the provision for income taxes and the income tax computed at the Federal statutory rate is as follows:

                                                                                                   1996                  1995
                                                                                                 --------              --------
                          Federal income tax expense                                             $334,937              $215,228
                            computed at the statutory rate
                          State taxes, expense                                                     49,255                49,796
                          Book/tax, accumulated depreciation adjustment                            (8,221)               (4,886)
                          Book/tax, inventory adjustment                                           (5,857)              (16,319)
                          Permanent book/tax difference                                            (2,774)               (2,406)
                                                                                                 --------              --------
                          Provision for income taxes                                             $367,340              $241,413
                                                                                                 ========              ========

    Amounts for deferred tax assets and liabilities as of December 31, 1996 were are as follows:

                          Long-term deferred tax liabilities arising from:
                             Temporary differences - principally
                                Book/tax, accumulated depreciation                                $39,134
                                Book/tax, accumulated amortization                                 (2,772)
                                                                                                  -------
                             Total deferred tax liabilities                                        36,362

                          Short-term deferred tax assets arising from:
                                Book/tax, allowance for doubtful accounts                          22,176
                                Book/tax, inventory                                                19,242
                                                                                                  -------
                          Total deferred tax assets                                                41,418
                                                                                                  -------
                          Net deferred tax asset                                                  $ 5,056
                                                                                                  =======



Note 7 - STOCKHOLDERS' EQUITY

    During 1996, the Company repurchased 10,400 shares of common stock at a cost of $18,818.

                      LIFEWAY FOODS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                          DECEMBER 31, 1996 AND 1995


Note 8 - CUSTOMERS AND CREDIT CONCENTRATIONS

    Concentrations of credit with regard to trade accounts receivable, which are uncollateralized, and sales are limited due to the fact that the Company's customers are spread across different geographic areas. The customers are concentrated in the retail food industry. Two customers accounted for 11.7% and 10.6% of 1996 sales and 16.4% and 19.9% of trade accounts receivable as of December 31, 1996, respectively. For 1995, these two customers accounted for 5.0% and 3.0% of sales and 18.2% and 22.1% of trade accounts receivable, respectively.


Note 9 - INTANGIBLE ASSETS

    Intangible assets consisted of the following at December 31, 1996:

                              Covenant not to compete                          $50,000
                              Customer list                                      6,000
                              Trademark                                         30,000
                              U.P.C. Codes                                     200,000
                              Organization costs                                44,343
                                                                              --------
                                                                               330,343
                              Accumulated amortization                         264,036
                                                                              --------
                              Total                                           $ 66,307
                                                                              ========

    Total amortization charged against income for the years ended December 31, 1996 and 1995 was $33,572 and $43,640, respectively.


Note 10 - FORMATION OF SUBSIDIARIES

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

    During 1994, the Company determined that it would not be able to implement its original business plan for LII. As a result, the Company conducted an exchange offer to the Minority Shareholders of LII, whereby each Minority Shareholder could alternatively exchange their shares for:

    1) restricted common shares in the Company (including shares for interest on their investment), or,

    2) receive a return of their original investment in cash plus interest on their investment paid in restricted common shares in the Company.

                      LIFEWAY FOODS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                          DECEMBER 31, 1996 AND 1995


Note 10 - FORMATION OF SUBSIDIARIES - Continued

    During 1994, Minority Shareholders owning 8,000 shares in LII elected to cash out and were paid $25,000. During 1995, Minority Shareholders owning 28,800 shares in LII elected to cash out and were paid $90,000. In addition, these Minority Shareholders were entitled to 9,200 restricted common shares in the Company as payment of interest on their investment in LII. During 1995, Minority Shareholders owning 9,600 shares in LII elected to exchange their shares and were issued 26,400 restricted common shares of the Company, including 2,400 shares as payment of interest on their investment in LII. The total issue of 35,600 restricted common shares in the Company resulted in a .9% dilution of the current Company shareholder's interests. As of December 31, 1996, all minority interests in LII have been exchanged or cashed out under the terms of the exchange offer.

    On September 30, 1992, the Company formed LFI Enterprises, Inc. as a wholly-owned subsidiary. In exchange for all of the issued and outstanding common stock of LFIE, the Company transferred to LFIE $1,000 in cash.


 Note 11 - BUSINESS SEGMENT INFORMATION

    The Company's significant business segments include the sale of dairy products and the operations of a restaurant. "Corporate and other" includes revenues and expenses of the company's export subsidiary, general corporate expenses, interest expense, and interest income. The Company's operations by business segment for 1996 and 1995 are as follows:

                                                              Dairy                                Corporate
                                  1996                       Products           Restaurant          & Other         Consolidated
                          -------------------               ----------          ----------         ---------        ------------
                          Sales                             $4,863,339           $432,066      $                     $5,295,405
                          Net Income                          $558,134            $65,080           $ (5,446)          $617,768
                          Identifiable Assets               $5,054,029           $114,878            $90,731         $5,259,638
                          Depreciation and                    $223,210            $11,129             $8,869           $243,208
                            Amortization
                          Capital Additions                 $1,401,494                ---                ---         $1,401,494

                                    1995
                          -------------------
                          Sales                             $3,965,707           $390,145           $141,708         $4,497,560
                          Net Income                          $691,055            $18,729         $(269,059)           $440,725
                          Identifiable Assets               $3,033,742           $654,413           $103,086         $3,791,241
                          Depreciation and                    $209,567            $12,129             $8,869           $230,565
                            Amortization
                          Capital Additions                    $45,494             $2,700                ---            $48,194

                      LIFEWAY FOODS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                          DECEMBER 31, 1996 AND 1995


Note 12 - STOCK OPTION PLANS

    The Company previously adopted a Restricted Stock Plan which provides for the granting of stock options to Company employees. The maximum number of Company Common Stock shares that may be subject to the Restrictive Stock Option Plan is 300,000.

    On June 9, 1995, the Company filed a registration statement with the Securities and Exchange Commission in connection with a Consulting Service Compensation Plan covering up to 300,000 of the Company's Common Stock shares. Pursuant to the Plan, the Company may issue Common Stock or options to purchase Common Stock to certain consultants, service providers, and employees of the Company.

    As of December 31, 1996, no options have been issued under either of the two plans. The Company did issue 20,000 shares of Common Stock in 1995 for consulting services valued at $27,500. This issue resulted in a .5% dilution of the current Company shareholder's interests.


Note 13 - CONCENTRATION OF RISK

    The Company maintains cash deposits at several banks located in the greater Chicago, Illinois metropolitan area. Deposits at each bank are insured by the Federal Deposit Insurance Corporation up to $100,000.

    Bank balances of amounts reported by financial institutions are categorized as follows at December 31, 1996:

                          Amounts insured by FDIC                                                 $147,374
                          Uninsured and uncollateralized amounts                                   732,472
                                                                                                  --------
                          Total bank balances                                                     $879,846
                                                                                                  ========


Note - 14 - FAIR VALUE OF FINANCIAL INSTRUMENTS

    The estimated fair values of the Company's financial instruments, none of which are held for trading purposes, are as follows at December 31, 1996:

                                                                                                  Carrying              Fair
                                                                                                   Amount              Value
                                                                                                 ----------          ----------
                          Cash and cash equivalents                                                $996,101            $996,101
                          Certificates of deposit                                                   213,671             213,671
                          Note payable to bank                                                        7,045               7,045
                          Mortgages payable                                                       1,567,787           1,548,436
                                                                                                 ----------          ----------
                          Total                                                                  $2,784,604          $2,765,253
                                                                                                 ==========          ==========

    The carrying values of cash and cash equivalents, certificates of deposit, and the note payable to bank approximate fair values. The fair value of the mortgage payable is based on the discounted value of contractual cash flows. The discount rate is estimated using the rates currently offered for debt with similar maturities.

                                EXHIBIT INDEX



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

10.5    Stock Option Agreements. (3)

10.6    Noncompetition, Nondisclosure, and Inventions Agreement. (3)

10.7    Restricted Stock Plan. (3)

10.8 Definitive Purchase Agreement between Lifeway Foods, Inc. and Johanna Farms, Inc., dated December 27, 1990. (3)

16.1 Letter of Robert L. DeLorme, C.P.A., dated March 3, 1995, stating its concurrence with the disclosure contained in the Company's Current Report on Form 8-K dated February 28, 1995. (3)

16.2 Letter of Gleeson, Sklar, Sawyers & Cumpata, L.L.P., Certified Public Accountants and Management Consultants, dated March 3, 1995, stating its concurrence with the disclosure contained in the Company's Current Report on Form 8-K dated February 28, 1995. (3)

21.1    List of Subsidiaries of the Registrant. (4)

27      Financial Data Schedule. (4)
________________________

(1) Incorporated by reference to the Registrants registration statement on Form S-18 (Commission File No. 33-14329-C), and Post-Effective Amendments thereto.

(2) Incorporated by reference to the Registrants registration statement on Form S-8 (Commission File No. 33-93306).

(3) Incorporated by reference to the Registrants Current Reports filed under cover of Form 8-K and amendments thereto.

(4)     Filed herewith.