Form 10QSB
period 1997-03-31
LIFEWAY FOODS INC
filed 1997-05-08
CIK 814586

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB

(Mark One)

       [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                            For the quarterly period ended March 31, 1997

       [ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

                            For the transition period from _______ to _______

                            Commission file number: 0-17363

                             LIFEWAY FOODS, INC.
--------------------------------------------------------------------------------
       (Exact name of small business issuer as specified in it charter)

        Illinois                                                 36-3442829
--------------------------------------------------------------------------------
(State or other jurisdiction of incorporation                  (IRS Employer
or organization)                                             Identification No.)


               7625 North Austin Avenue, Skokie, Illinois 60077
--------------------------------------------------------------------------------
                   (Address of principal executive offices)

                               (847) 967-1010
                         ---------------------------
                         (issuer's telephone number)

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

                    APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of May 1, 1997, the issuer had 3,774,977 shares of common stock, no par value, outstanding.

Transitional Small Business Disclosure Format (Check one):  Yes [ ]  No [X]

                                     INDEX



PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                                                                                              Page
                                                                                              ----
         Lifeway Foods, Inc. and Subsidiaries

         March 31, 1997 and 1996


                 Certified Public Accountants Report on
                 Unaudited Financial Statements                                               F-2

                 Consolidated Balance Sheets
                 March 31, 1997 and 1996                                                   F-3 - F-4

                 Consolidated Statements of Income
                 for the three months ended March 31, 1997 and 1996                           F-5

                 Consolidated Statements of Changes in Stockholders' Equity
                 for the three months ended March 31, 1997 and 1996                           F-6

                 Consolidated Statements of Cash Flows
                 for the three months ended March 31, 1997 and 1996                        F-7 - F-8

                 Notes to Consolidated Financial Statements
                 March 31, 1997 and 1996                                                   F-9 - F-16

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITIONS AND RESULTS OF OPERATIONS                                                  4


PART II - OTHER INFORMATION                                                                    5


SIGNATURES                                                                                     7

                         PART I - FINANCIAL INFORMATION





                     LIFEWAY FOODS, INC. AND SUBSIDIARIES
                             FINANCIAL STATEMENTS
                           MARCH 31, 1997 AND 1996


                           [Following page is F-1]

                    LIFEWAY FOODS, INC. AND SUBSIDIARIES

                            FINANCIAL STATEMENTS

                           MARCH 31, 1997 AND 1996





                              TABLE OF CONTENTS





Certified Public Accountants Report on Financial Statements            F-2

Consolidated Balance Sheets -
March 31, 1997 and 1996                                             F-3 - F-4

Consolidated Statements of Income -
for the three months ended March 31, 1997 and 1996                     F-5

Consolidated Statements of Changes in Stockholders' Equity -
for the three months ended March 31, 1997 and 1996                     F-6

Consolidated Statement of Cash Flows -
for the three months ended March 31, 1997 and 1996                  F-7 - F-8

Notes to Consolidated Financial Statements -
March 31, 1997 and 1996                                             F-9 - F16

                               ROBERT L. DELORME
                          CERTIFIED PUBLIC ACCOUNTANT
                         1010 JORIE BOULEVARD/SUITE 300
                           OAK BROOK, ILLINOIS 60521

                                 (630) 571-1800






                      CERTIFIED PUBLIC ACCOUNTANTS REPORT
                            ON FINANCIAL STATEMENTS



To the Shareholders and Directors
Lifeway Foods, Inc.
Skokie, Illinois



The accompanying balance sheets of Lifeway Foods, Inc. and Subsidiaries as of March 31, 1997 and 1996 and the related statements of income, changes in stockholders' equity and cash flows for the three months then ended were not audited by me and, accordingly, I do not express an opinion or any other form of assurance on them.

The accompanying financial statement of Lifeway Foods, Inc. and subsidiaries as of December 31, 1996 and for the year then ended were audited by other auditors. They expressed an unqualified opinion on them in their report dated February 14, 1997. They have not performed any audit procedures since that date.







Robert L. DeLorme, C.P.A.
Oak Brook, Illinois

April 30, 1997

                      LIFEWAY FOODS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET






                                                     (UNAUDITED)
                                                        MARCH 31,
                                                -----------------------   DECEMBER 31,
ASSETS                                             1997         1996         1996
                                                ----------   ----------   ----------
CURRENT ASSETS
      Cash and cash equivalent                  $1,006,636   $  828,217   $  996,101
      Investments                                  216,865      330,000      213,671
      Accounts receivable, net of allowance
         for doubtful accounts of  $48,000 at
         March 31, 1997 and 1996 and
         December 31, 1996                         787,719      598,780      620,408
      Other receivables                             16,000       26,200       23,600
      Inventories                                  423,280      268,100      413,324
      Prepaid expenses and other assets             61,570       62,107        7,714
      Deferred income taxes                         41,418       34,480       41,418
                                                ----------   ----------   ----------
      Total current asset                        2,553,488    2,147,884    2,316,236

Property and Equipment
      Land                                         658,400      369,500      658,400
      Buildings, machinery and equipment         3,289,302    2,192,433    3,288,231
                                                ----------   ----------   ----------
      Total property and equipment               3,947,702    2,561,933    3,946,631
      Less:  accumulated depreciation            1,113,954      916,000    1,069,536
                                                ----------   ----------   ----------
      Property and equipment, net                2,833,748    1,645,933    2,877,095

Other Assets
      Intangible assets                            330,343      330,343      330,343
      Less;  accumulated amortization              274,647      229,988      264,036
                                                ----------   ----------   ----------
      Total other assets                            55,696      100,355       66,307
                                                ----------   ----------   ----------
Total Assets                                    $5,442,932   $3,894,172   $5,259,638
                                                ==========   ==========   ==========

















                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                      LIFEWAY FOODS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET







LIABILITIES AND STOCKHOLDERS' EQUITY

                                                  (UNAUDITED)
                                                     MARCH 31,
                                             --------------------------   DECEMBER 31,
                                                1997           1996           1996
                                             -----------    -----------   -----------
CURRENT LIABILITIES
      Current maturities of notes payable    $   106,869    $    43,115   $   105,928
      Accounts Payable                           237,522        279,168       242,079
      Accrued expenses                           272,237        175,919       272,054
                                             -----------    -----------   -----------
      TOTAL CURRENT LIABILITIES                  616,628        498,202       620,061


LONG-TERM LIABILITIES
      Notes payable                            1,446,701        648,626     1,468,904

DEFERRED INCOME TAXES                             36,362         45.395        36,362


STOCKHOLDERS' EQUITY
      Common Stock                             1,374,754      1,362,938     1,374,754
      Retained Earnings                        1,987,305      1,339,011     1,778,375
      Treasury Stock                             (18,818)             0       (18,818)
                                             -----------    -----------   -----------
      TOTAL STOCKHOLDERS' EQUITY               3,343,241      2,701,949     3,134,311
                                             -----------    -----------   -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY   $ 5,442,932    $ 3,894,172   $ 5,259,638
                                             ===========    ===========   ===========








                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                      LIFEWAY FOODS, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME






                                            (UNAUDITED)
                                      FOR THE THREE MONTHS ENDED
                                              MARCH 31,           FOR THE YEAR ENDED
                                      --------------------------    DECEMBER 31,
                                         1997           1996            1996
                                      -----------    -----------    -----------
SALES                                 $ 1,413,864    $ 1,258,639    $ 5,295,405

COST OF GOODS SOLD                        660,881        512,233      2,976,307
                                      -----------    -----------    -----------

GROSS PROFIT                              752,983        746,406      2,319,098

OPERATING EXPENSES                        463,705        458,937      1,383,049
                                      -----------    -----------    -----------


INCOME FROM OPERATIONS                    289,278        287,469        936,049

OTHER INCOME (EXPENSE)
      Interest income                      12,413          9,874         52,140
      Interest expense                    (36,694)       (12,602)       (62,168)
      Other Income                         74,343            689         59,087
                                      -----------    -----------    -----------
      TOTAL OTHER INCOME (EXPENSE)         50,062         (2,039)        49,059
                                      -----------    -----------    -----------

INCOME BEFORE INCOME TAXES                339,340        285,430        985,108

PROVISION FOR INCOME TAXES                130,410        107,026        367,340
                                      -----------    -----------    -----------

NET INCOME                            $   208,930    $   178,404    $   617,768
                                      ===========    ===========    ===========

EARNINGS PER SHARE                    $       .06    $       .05    $       .16
                                      ===========    ===========    ===========

WEIGHTED AVERAGE SHARES OUTSTANDING     3,777,385      3,778,977      3,777,385
                                      ===========    ===========    ===========






                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                      LIFEWAY FOODS, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY








                               COMMON STOCK, NO PAR VALUE
                               10,000,000 SHARES AUTHORIZED
                               ----------------------------
                                                    # OF
                                                  SHARES OF
                              # OF SHARES ISSUED  TREASURY    COMMON       TREASURY     RETAINED
                               AND OUTSTANDING     STOCK       STOCK        STOCK       EARNINGS
                              ----------------  ----------   ----------   ----------   ----------
BALANCES AT
  DECEMBER 31, 1995                3,785,377            0   $1,374,754   $        0   $1,160,607

Repurchase of
   treasury stock                          0       10,400            0       18,819            0

Net income for the year
    ended December 31, 1996                0            0            0            0      617,768
                                  ----------   ----------   ----------   ----------   ----------

BALANCES AT
   DECEMBER 31, 1996               3,785,377       10,400    1,374,754       18,819    1,778,375

Net income for the three months
     ended March 31, 1997                  0            0            0            0      208,930
                                  ----------   ----------   ----------   ----------   ----------

BALANCES AT
  MARCH 31, 1997                   3,785,377       10,400    1,374,754   $   18,819   $1,987,305
                                  ==========   ==========   ==========   ==========   ==========






                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                      LIFEWAY FOODS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                     (UNAUDITED)
                                                               FOR THE THREE MONTHS ENDED
                                                                       MARCH 31,           FOR THE YEAR ENDED
                                                               --------------------------    DECEMBER 31
                                                                  1997           1996            1996
                                                               -----------    -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net income                                               $   208,930    $   178,404    $   617,768
      Adjustments to reconcile net income to net
         cash flows from operating activities:
              Depreciation and amortization                         55,029         55,624        243,208
              Deferred income taxes                                      0              0        (15,971)
              Gain on sale of asset                                      0           (689)             0
              (Increase) decrease in operating assets:
                    Accounts receivable                           (167,311)         5,841        (15,787)
                    Other receivable                                 7,600              0          2,600
                    Inventories                                     (9,956)        20,000       (125,224)
                    Prepaid expenses and other assets              (53,856)       (40,901)        13,492
               Increase (decrease) in operating liabilities:
                    Accounts payable                                (4,557)        33,944         (3,145)
                    Accrued expenses                                   183        (87,684)         8,451
                                                               -----------    -----------    -----------
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES                    36,062        346,645        725,392

CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchase of investments                                       (3,194)      (100,000)       (13,671)
      Sale of investments                                                0        100,100        129,411
      Purchase of property and equipment                            (1,071)       (16,796)    (1,401,494)
      Proceeds from sales of assets                                      0              0              0
                                                               -----------    -----------    -----------
NET CASH PROVIDED BY (USED) IN
     INVESTING ACTIVITIES                                           (4,265)       (16,696)    (1,285,754)

CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds from notes payable                                        0        919,645
      Repayments of notes payable                                  (21,262)        (9,917)       (46,471)
      Purchase of Treasury Stock                                         0        (11,816)       (18,818)
                                                               -----------    -----------    -----------
NET CASH USED IN FINANCING ACTIVITIES                              (21,262)       (21,733)       854,356
                                                               -----------    -----------    -----------

NET INCREASE (DECREASE) IN CASH AND
     CASH EQUIVALENTS                                               10,535        126,110        293,994

CASH AND CASH EQUIVALENTS AT
     BEGINNING OF PERIOD                                           996,101        702,107        702,107
                                                               -----------    -----------    -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                     $ 1,006,636    $   828,217    $   996,101
                                                               ===========    ===========    ===========








                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                      LIFEWAY FOODS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                           (UNAUDITED)
                                                    FOR THE THREE MONTHS ENDED   FOR THE YEAR ENDED
                                                              MARCH 31,             DECEMBER 31
                                                     --------------------------
                                                         1997           1996           1996
                                                     ------------   ------------   ------------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid for interest                               $     36,694   $     12,602   $     62,168
                                                     ============   ============   ============

Cash paid for income taxes                           $     90,000   $     90,900   $    486,900
                                                     ============   ============   ============











                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                      LIFEWAY FOODS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 MARCH 31, 1997 AND 1996 AND DECEMBER 31, 1996


NOTE 1 - NATURE OF BUSINESS

      Lifeway Foods, Inc. (The "Company") commenced operations in February, 1986, and incorporated under the laws of the state of Illinois on May 19, 1986. The Company produces Kefir, a drinkable product which is similar to but distinct from yogurt in several flavors sold under the name "Lifeway's Kefir"; a line of drinkable yogurt; a plain farmer's cheese sold under the name "Lifeway's Farmer's Cheese"; and a fruit sugar-flavored product similar in consistency to cream cheese sold under the name of "Sweet Kiss." The Company currently distributes its products throughout the Chicago metropolitan area through local food stores. In addition, the products are sold throughout the United States and Ontario, Canada. The Company has also expanded the distribution of some of its products internationally by exporting to Eastern Europe through its wholly-owned subsidiary Lifeway International, Inc. For the years ended December 31, 1996 and 1995 export sales of the Company were approximately $414,000 and $215,000, respectively.

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

                     LIFEWAY FOODS, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                MARCH 31, 1997 AND 1996 AND DECEMBER 31, 1996


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

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


                   Covenant not to compete                     10 years
                   Trademark license                          2.5 years
                   U.P.C. Codes                                 7 years
                   Customer lists                               5 years


                     LIFEWAY FOODS, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                MARCH 31, 1997 AND 1996 AND DECEMBER 31, 1996


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

      Change in Accounting Principle

      In February 1997, the Financial Accounting Standards Board (FASB) issued Statements of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS 128) and No. 129, "Disclosure of Information About Capital Structure" (SFAS 129). The Company's required adoption date is January 1, 1997. SFAS 128 changes the calculation for earnings per share. SFAS 129 restates existing disclosures related to the Company's capital structure. The Company anticipates the adoption of SFAS 128 and SFAS 129 will not have a material impact on its financial statements.

      Reclassification of Financial Statement Presentation

      Certain reclassifications have been made to the 1995 financial statements to confirm with the 1996 financial statement presentation. Such reclassifications had no effect on net income as previously reported.


NOTE 3 - INVENTORIES

      Inventories consisted of the following:

                              (UNAUDITED)
                       FOR THE THREE MONTHS ENDED  FOR THE YEAR ENDED
                                MARCH 31,            DECEMBER 31
                      --------------------------
                          1997           1996           1996
                      ------------   ------------   ------------
Finished goods        $    285,291   $    174,600   $    300,287
Production supplies         84,088         47,500         33,957
Raw materials               53,901         46,000         79,080
                      ------------   ------------   ------------
                      $    423,280   $    268,100   $    413,324
                      ============   ============   ============

                      LIFEWAY FOODS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 MARCH 31, 1997 AND 1996 AND DECEMBER 31, 1996


NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

                                   (UNAUDITED)
                            FOR THE THREE MONTHS ENDED
                                     MARCH 31,           FOR THE YEAR ENDED
                            ---------------------------      DECEMBER 31
                                 1997           1996           1996
                            ------------   ------------   ------------
Land                        $    658,400   $    369,500   $    658,752
Buildings and improvement      1,649,370        796,752      1,649,370
Machinery and equipment        1,448,274      1,234,635      1,448,752
Vehicles                         109,877        109,877        109,877
Leasehold improvements            81,781         51,169         80,232
                            ------------   ------------   ------------
                            $  3,947,702   $  2,561,933   $  3,946,631
                            ============   ============   ============

      Depreciation charged to income for the three months ended March 31, 1997 and 1996 was $44,418 and $47,231 respectively, and $200,767 for the year ended December 31, 1996.

      During 1996, the Company acquired land, building and machinery for $1,350,000. A mortgage note payable was signed for approximately $920,000, related to this acquisition (see Note 5). The Company continued to rent the building to the former tenant and recognized approximately $59,000 of rent during 1996, included in other income.

NOTE 5 - NOTES PAYABLE

                                                                                       (UNAUDITED)
                                                                                FOR THE THREE MONTHS ENDED
                                                                                           MARCH 31,             FOR THE YEARNDED
                                                                                -----------------------------      DECEMBER 31
                                                                                    1997              1996             1996
                                                                                -----------       -----------       -----------
Mortgage note payable, 1st National Bank of Morton Grove, payable in monthly installments of $2,548, including interest at 7.5%, with a balloon payment of $184,900 due November
 1998.  Collateralized by real estate                                           $   209,820       $   224,368       $   213,490

Mortgage note payable, American National Bank and Trust Company of
 Chicago, payable in monthly installments of $4,498 including interest at
 6.75%, with a balloon payment of $394,000 due August
 1998.  Collaterlized by real estate                                                433,663           457,021           439,761

Mortgage note payable, American National Bank and Trust Company of
  Chicago, payable in monthly installments of principal of $5,109 plus interest at 8.05%, with a balloon payment of $618, 214 due
  November 2001.  Collateralized by real estate                                     904,318                 0           914,536

Note payable, Glenview State Bank, payable in monthly installments of
 $460, including interest at 6.25%,
 due March, 1998.  Collateralized by automobile                                       5,769            10,352             7,045
                                                                                -----------       -----------       -----------

     Total                                                                        1,553,570           691,741         1,574,832

                      LIFEWAY FOODS, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                MARCH 31, 1997 AND 1996 AND DECEMBER 31, 1996


NOTE 5 - NOTES PAYABLE - CONTINUED

                                 (UNAUDITED)
                           FOR THE THREE MONTHS ENDED
                                   MARCH 31,           FOR THE YEAR ENDED
                          ---------------------------    DECEMBER 31
                              1997           1996           1996
                          ------------   ------------   ------------

Less current maturities        106,869         43,115        105,928
                          ------------   ------------   ------------

           Total          $  1,446,701   $    648,626   $  1,468,904
                          ============   ============   ============


      Maturities of notes payable are as follows:


   Year Ending December 31,
                1997           $  105,928
                1998              676,984
                1999               61,308
                2000               61,308
                2001              669,304
                               ----------

Total                          $1,574,832
                               =-========


NOTE 6 - PROVISION FOR INCOME TAXES

      The provision for income taxes consists of the following:

                                    (UNAUDITED)
                             FOR THE THREE MONTHS ENDED
                                       MARCH 31,          FOR THE YEAR ENDED
                             ---------------------------     DECEMBER 31
                                 1997           1996            1996
                             ------------   ------------   -------------

Current
      Federal                $    106,118   $     86,603   $    312,270
      State                        24,292         20,423         71,041
                             ------------   ------------   ------------
Total current                     130,410        107,026        383,311
Deferred                                0              0        (15,971)
                             ------------   ------------   ------------

Provision for income taxes   $    130,410   $    107,026   $    367,340
                             ============   ============   ============

      A reconciliation of the provision for income taxes and the income tax computed at the statutory rate is as follows:

                                                     (UNAUDITED)
                                               FOR THE THREE MONTHS ENDED
                                                      MARCH 31,            FOR THE YEAR ENDED
                                              ---------------------------     DECEMBER 31
                                                 1997            1996            1996
                                              ------------   ------------   -------------

Federal income tax expense
  computed at the statutory rate              $    106,118   $     86,603   $    334,937
State taxes, expense                                24,292         20,423         49,255
Book/tax, accumulated depreciation adjusted              0              0         (8,221)
Book/tax, inventory adjustment                           0              0         (5,857)
Permanent book/tax difference                            0              0         (2,774)
                                              ------------   ------------   ------------

Provision for income taxes                    $    130,410   $    107,026   $    367,340
                                              ============   ============   ============

                      LIFEWAY FOODS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 MARCH 31, 1997 AND 1996 AND DECEMBER 31, 1996


NOTE 6 - PROVISION FOR INCOME TAXES - CONTINUED

Amounts for deferred tax assets and liabilities as of December 31, 1996 are as follows:


Long-term deferred tax liabilities arising from:
      Temporary differences - principally
             Book/tax, accumulated depreciation             $   39,134
             Book/tax, accumulated amortization                 (2,772)
                                                            ----------
      Total deferred tax liabilities                            36,362

 Short-term deferred tax assets arising from:
             Book/tax, allowance for doubtful accounts      $   22,176
             Book/tax, inventory                                19,242
                                                            ----------
 Total deferred tax assets                                      41,418
                                                            ----------
 Net deferred tax asset                                     $    5,056
                                                            ==========


NOTE 7 -  STOCKHOLDERS' EQUITY

      During 1996, the Company repurchased 10,400 shares of common stock at a cost of $18,818.


NOTE 8 - CUSTOMER AND CREDIT CONCENTRATIONS

      Concentrations of credit with regard to trade accounts receivable, which are uncollateralized, and sales are limited due to the fact the Company's customers are spread across different geographic areas. The customers are concentrated in the retail food industry. Two customers accounted for 11.7% and 10.6% of 1996 sales and 16.4% and 19.9% of trade accounts receivable as of December 31, 1996, respectively.

NOTE 9 -  INTANGIBLE ASSETS

      Intangible assets consisted of the following at December 31, 1996:

Covenant Not to Compete    $ 50,000
Customer List                 6,000
Trademark                    30,000
UPC Codes                   200,000
Organization Costs           44,343
                           --------
                            330,343
Accumulated amortization    274,647
                           --------
                           $ 55,696
                           ========

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

                      LIFEWAY FOODS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 MARCH 31, 1997 AND 1996 AND DECEMBER 31, 1996


NOTE 10 - FORMATION OF SUBSIDIARIES - CONTINUED

      During 1994, the Company determined that it would not be able to implement its original business plan for LII. As a result, the Company conducted an exchange offer to the Minority Shareholders of LII, whereby each Minority Shareholder could alternatively exchange their shares for:

      1) restricted common shares in the Company (including shares for interest on their investment), or

      2) receive a return of their original investment in cash plus interest on their investment paid in restricted common shares in the Company.

      During 1994, Minority Shareholders owning 8,000 shares of LII elected to cash out and were paid $25,000. During 1995, Minority Shareholders owning 28,800 shares in LII elected to cash out and were paid $90,000. In addition, these Minority Shareholders were entitled to 9,200 restricted common shares in the Company as payment of interest on their investment in LII. During 1995, Minority Shareholders owing 9,600 shares in LII elected to exchange their shares and were issued 26,400 restricted common shares of the Company, including 2,400 shares as payment of interest on their investment in LII. The total issue of 35,600 restricted common shares in the Company resulted in a .9% dilution of the current Company shareholder's interest. As of December 31, 1996, all minority interests in LII have been exchanged or cashed out under the terms of the exchange offer.

      On September 30, 1992, the Company formed LFI Enterprises, Inc. ("LFEI") as a wholly owned subsidiary. In exchange for all of the issued and outstanding common stock of LFEI, the Company transferred to LFEI $1,000 in cash.

NOTE 11 - BUSINESS SEGMENT INFORMATION

      The Company's significant business segments include the sale of dairy products and the operations of a restaurant. "Corporate and other" includes revenues and expenses of the company's export subsidiary, general corporate expenses, interest expense, and interest income. The Company's operations, by business segment for 1996 and 1995 are as follows:

                        Dairy                      Corporate
 1996                  Products      Restaurant     & Other      Consolidated
-------               -----------   -----------   ------------   ------------

Sales                 $ 4,863,339   $   432,066   $         0    $ 5,295,405
Net Income            $   558,134   $    65,080   $    (5,446)   $   617,768
Identifiable Assets   $ 5,054,029   $   114,878   $    90,731    $ 5,259,638
Depreciation and
    Amortization      $   223,210   $    11,129   $     8,869    $   243,208
Capital Additions     $ 1,401,494   $     2,700   $         0    $ 1,401,494

 1995
-------
Sales                 $ 3,965,707   $   390,145   $   141,708    $ 4,497,560
Net Income            $   691,055   $    18,729   $  (269,059)   $   440,725
Identifiable Assets   $ 3,033,742   $   654,413   $   103,086    $ 3,791,241
Depreciation and
    Amortization      $   209,567   $    12,129   $     8,869    $   230,565
Capital Additions     $    45,494   $     2,700   $         0    $    48,194

                      LIFEWAY FOODS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 MARCH 31, 1997 AND 1996 AND DECEMBER 31, 1996


NOTE 12 - STOCK OPTION PLANS

      The Company previously adopted a Restricted Stock Plan which provides for the granting of stock options to Company employees. The maximum number of Company Stock shares that may be subject to the Restrictive Stock Option Plan is 300,000.

      On June 9, 1995, the Company filed a registration statement with the Securities and Exchange Commission in connection with a Consulting Service Compensation Plan covering up to 300,000 of the Company's Common Stock shares. Pursuant to the Plan, the Company may issue Common Stock or option to purchase Common Stock to certain consultants, service providers and employees of the Company.

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

      Bank balances of amounts reported by financial institutions which are categorized as follows at December 31, 1996:

           Amounts insured by FDIC                  $147,374
           Uninsured and uncollateralized amounts    732,472
                                                    --------
           Total bank balance                       $879,846
                                                    ========


NOTE 14 - INVESTMENTS

      The amortized cost and fair value of investments at December 31, 1996 were:

                                         Carrying        Fair
                                          Amount         Value
                                       ------------   ------------
           Cash and cash equivalents   $    996,101   $    996,101
           Certificates of Deposit          213,671        213,671
           Note payable to bank               7,045          7,045
           Mortgages payable              1,567,787      1,548,436
                                       ------------   ------------

           Total Investment            $  2,784,604   $  2,765,253
                                       ============   ============

      The carrying values of cash and cash equivalents, certificates of deposit and the note payable to bank approximate fair values. The fair value of the mortgage payable is based on the discounted value of contractual cash flows. The discount rate is estimated using rates currently offered for debt with similar maturities.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(1)      Material Changes in Results of Operations

         Net income increased by $30,526, up to $208,930 for the three month period ending March 31, 1997, from $178,404 during the same three month period in 1996. The material components of this increase are detailed as follows:

         Sales and cost of goods sold increased by $155,225 and $148,648, respectively, up to $1,413,864 and $660,881, respectively, during the three month period ending March 31, 1997, from $1,258,639 and $512,233, respectively, during the same three month period in 1996. The increase is primarily attributable to increased sales of Kefir, Farmer's Cheese and Golden Zesta. As first disclosed in the Company's annual report of Form 10-KSB for the year ended December 31, 1996, the financial statements reflect a change in accounting for certain expenses, whereby certain expenses that have previously been classified as operating expenses are now classified under cost of goods sold.

         Interest expense increased by $24,092, up to $36,694 during the three month period ending March 31, 1997, from $12,602 during the same three month period in 1996. The increase is primarily attributable to interest paid on a mortgage note payable on real property that was purchased in 1996.

         Other income increased by $73,654, up to $74,343 during the three month period ending March 31, 1997, from $689 during the same three month period in 1996. The increase is attributable to the receipt of rent revenues from the current tenant occupying the real property that was acquired by the Company in 1996. The Company anticipates that the current tenant will vacate the property during the second quarter of 1997, after which time no future rent revenues are expected to be received and the Company anticipates occupying the property for its own use.

         Provision for income taxes increased by $23,384, up to $130,410 during the three month period ending March 31, 1997, from $107,026 during the same three month period in 1996. The increase is proportionate to the net income increase.

(2)      Material Changes in Financial Condition

         As of the three month period ending March 31, 1997, as compared to the three month period ending March 31, 1996, the Company had working capital in the amount of $1,936,860 as compared to $1,649,682, respectively, an increase of $287,178; and cash on hand in the amounts of $1,006,636 as compared to $828,217, respectively, an increase of $178,419. Cash flow from operations was generated by the primary business activity of the Company. During the remainder of 1997, the Company anticipates purchasing additional equipment for its proposed new production facility, and to gradually employ additional persons on an as-needed basis for its operation.

         The Company's balance in inventory increased by $155,180, up to $423,280 as of March 31, 1997, as compared to $268,100 as of March 31, 1996.
The increase is primarily due to an increase in production and sales.

         Net cash provided by operating activities decreased by $310,583, down to $36,062 as of March 31, 1997, as compared to $346,645 as of March 31, 1996. The decrease is primarily due to 1) a significant increase in accounts receivable due primarily to increased sales; and 2) a significant decrease in accrued expenses due primarily to the Company's payments of taxes that had previously been accrued.

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

--------------------
         footnotes:

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


                                 LIFEWAY FOODS, INC.



                                 By:  /s/ MICHAEL SMOLYANSKY
                                    -------------------------------------------
                                       Michael Smolyansky, Chief Executive
                                       Officer, Chief Financial and Accounting
                                       Officer, President, Treasurer and
                                       Director


Date:   May 8, 1997

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

         -------------------

(1) Incorporated by reference to the issuer's registration statement on Form S-18 (File No. 33-14329-C), and Post- Effective Amendments thereto.

(2) Incorporated by reference to the issuer's registration statement on Form S-8 (File No. 33-93306).

(3) Incorporated by reference to the issuer's Current Reports filed under cover of Form 8-K and amendments thereto.

(4) Incorporated by reference to the issuer's Quarterly Report on Form 10-QSB for the period ended March 31, 1996.

(5)      Filed herewith.