Form 10QSB
period 1997-06-30
LIFEWAY FOODS INC
filed 1997-08-06
CIK 814586

                         REVIEW AND DISCUSSION DRAFT #2
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB

(Mark One)

     [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
         ACT OF 1934

             For the quarterly period ended June 30, 1997

     [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

             For the transition period from ________________ to ______________

             Commission file number: 0-17363


                              LIFEWAY FOODS, INC.
-------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in it charter)

              ILLINOIS                                   36-3442829
-------------------------------------------------------------------------------
    (State or other jurisdiction of                     (IRS Employer
    incorporation or organization)                    Identification No.)

                7625 NORTH AUSTIN AVENUE, SKOKIE, ILLINOIS 60077
-------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (847) 967-1010
                        --------------------------------
                          (issuer's telephone number)

-------------------------------------------------------------------------------
             (Former name, former address and former fiscal year,
                         if changed since last report)

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: AS OF AUGUST 1, 1997, THE ISSUER HAD 3,774,977 SHARES OF COMMON STOCK, NO PAR VALUE, OUTSTANDING.

Transitional Small Business Disclosure Format (Check one):  Yes [  ]  No [X]

                                     INDEX



PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                                                                                                 PAGE
                                                                                                 ----
         Lifeway Foods, Inc. and Subsidiaries
         June 30, 1997 and 1996

                  Consolidated Balance Sheets
                  December 31, 1996 and
                  June 30, 1997 and 1996 (unaudited)                                           F-1 - F-2

                  Consolidated Statements of Income
                  for the year ended December 31, 1996 and
                  for the three and  six months ended June 30, 1997 and 1996 (unaudited)          F-3

                  Consolidated Statements of Changes in Stockholders' Equity
                  for the year ended December 31, 1996 and
                  for the six months ended June 30, 1997 (unaudited)                              F-4

                  Consolidated Statements of Cash Flows
                  for the year ended December 31, 1996 and
                  for the six months ended June 30, 1997 and 1996 (unaudited)                  F-5 - F-6

                  Notes to Consolidated Financial Statements (unaudited)                       F-7 - F-14

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITIONS AND RESULTS OF OPERATIONS                                                 4


PART II - OTHER INFORMATION                                                                        5


SIGNATURES                                                                                         6

                         PART I - FINANCIAL INFORMATION
















                      LIFEWAY FOODS, INC. AND SUBSIDIARIES
                              FINANCIAL STATEMENTS
                             JUNE 30, 1997 AND 1996

                      LIFEWAY FOODS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET




                                                         (UNAUDITED)
                                                           JUNE 30,
                                                  -------------------------    DECEMBER 31,
ASSETS                                               1997           1996           1996
                                                  ----------     ----------    ------------

CURRENT ASSETS
      Cash and cash equivalent                    $  774,667     $  542,661     $  996,101
      Investments                                    220,009        342,000        213,671
      Accounts receivable, net of allowance
         for doubtful accounts of  $48,000 at
         June 30, 1997 and 1996 and
         December 31, 1996                           772,327        628,380        620,408
      Other receivables                               15,200         25,000         23,600
      Inventories                                    581,431        365,429        413,324
      Prepaid expenses and other assets                7,714        407,929          7,714
      Deferred income taxes                           41,418         34,480         41,418
                                                  ----------     ----------     ----------

      TOTAL CURRENT ASSET                          2,412,766      2,345,879      2,316,236

PROPERTY AND EQUIPMENT
      Land                                           658,400        369,500        658,400
      Buildings, machinery and equipment           3,793,191      2,191,697      3,288,231
                                                  ----------     ----------     ----------
      Total property and equipment                 4,451,591      2,561,197      3,946,631
      Less:  accumulated depreciation              1,158,372        963,231      1,069,536
                                                  ----------     ----------     ----------
      PROPERTY AND EQUIPMENT, NET                  3,292,819      1,597,966      2,877,095

OTHER ASSETS
      Intangible assets                              330,343        330,343        330,343
      Less;  accumulated amortization                285,257        238,381        264,036
                                                  ----------     ----------     ----------
      TOTAL OTHER ASSETS                              45,086         91,962         66,307
                                                  ----------     ----------     ----------

TOTAL ASSETS                                      $5,751,071     $4,035,807     $5,259,638
                                                  ==========     ==========     ==========










                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                      LIFEWAY FOODS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET



LIABILITIES AND STOCKHOLDERS' EQUITY

                                                       (UNAUDITED)
                                                         JUNE 30,
                                               ---------------------------     DECEMBER 31,
                                                  1997             1996           1996
                                               ----------       ----------     ------------

CURRENT LIABILITIES
      Current maturities of notes payable      $   111,170      $   43,588     $   105,928
      Accounts Payable                             337,188         214,979         242,079
      Accrued expenses                             243,755         217,251         272,054
                                               -----------      ----------     -----------
      TOTAL CURRENT LIABILITIES                    692,113         475,818         620,061


LONG-TERM LIABILITIES
      Notes payable                              1,415,985         639,209       1,468,904

DEFERRED INCOME TAXES                               36,362          45,395          36,362


STOCKHOLDERS' EQUITY
      Common Stock                               1,374,754       1,355,935       1,374,754
      Retained Earnings                          2,250,675       1,519,450       1,778,375
      Treasury Stock                               (18,818)              0         (18,818)
                                               -----------      ----------     -----------
      TOTAL STOCKHOLDERS' EQUITY                 3,606,611       2,875,385       3,134,311
                                               -----------      ----------     -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     $ 5,751,071      $4,035,807     $ 5,259,638
                                               ===========      ==========     ===========























                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                      LIFEWAY FOODS, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME






                                        (UNAUDITED)                      (UNAUDITED)
                                FOR THE THREE MONTHS ENDED         FOR THE SIX MONTHS ENDED          FOR THE
                                          JUNE 30,                         JUNE 30,                YEAR ENDED
                               ----------------------------      ----------------------------      DECEMBER 31,
                                   1997            1996             1997             1996             1996
                               -----------      -----------      -----------      -----------      -----------

SALES                          $ 1,473,984      $ 1,352,889      $ 2,887,848      $ 2,611,528      $ 5,295,405

COST OF GOODS SOLD                 662,052          642,487        1,322,933        1,154,720        2,976,307
                               -----------      -----------      -----------      -----------      -----------

GROSS PROFIT                       811,932          710,402        1,564,915        1,456,808        2,319,098

OPERATING EXPENSES                 488,173          414,444          951,878          873,381        1,383,049
                               -----------      -----------      -----------      -----------      -----------


INCOME FROM OPERATIONS             323,759          295,958          613,037          583,427          936,049

OTHER INCOME (EXPENSE)
      Interest income               13,456           13,371           25,869           23,245           52,140
      Interest expense             (29,635)          (9,078)         (66,329)         (21,680)         (62,168)
      Other Income                 123,965                0          198,308              689           59,087
                               -----------      -----------      -----------      -----------      -----------

      TOTAL OTHER INCOME
      (EXPENSE)                    107,786            4,293          157,848            2,254           49,059
                               -----------      -----------      -----------      -----------      -----------

INCOME BEFORE INCOME TAXES         431,545          300,251          770,885          585,681          985,108

PROVISION FOR INCOME TAXES         168,175          119,812          298,585          226,838          367,340
                               -----------      -----------      -----------      -----------      -----------

NET INCOME                     $   263,370      $   180,439      $   472,300      $   358,843      $   617,768
                               ===========      ===========      ===========      ===========      ===========

EARNINGS PER SHARE$            $       .07      $       .05      $       .13      $       .10      $       .16
                               ===========      ===========      ===========      ===========      ===========

WEIGHTED AVERAGE SHARES
OUTSTANDING                      3,777,385        3,774,977        3,777,385        3,774,977        3,777,385
                               ===========      ===========      ===========      ===========      ===========
















                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                      LIFEWAY FOODS, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY





                                 COMMON STOCK, NO PAR VALUE
                                10,000,000 SHARES AUTHORIZED
                              --------------------------------
                                                        # OF
                                                     SHARES OF
                               # OF SHARES ISSUED    TREASURY        COMMON          TREASURY         RETAINED
                                AND OUTSTANDING        STOCK          STOCK            STOCK          EARNINGS
                               ------------------    ---------      ----------       --------        ----------

BALANCES AT
  DECEMBER 31, 1995                  3,785,377             0        $1,374,754        $     0        $1,160,607

Repurchase of
   treasury stock                            0        10,400                 0         18,818                 0

Net income for the year
    ended December 31, 1996                  0             0                 0              0           617,768
                                     ---------        ------        ----------        -------        ----------

BALANCES AT
   DECEMBER 31, 1996                 3,785,377        10,400         1,374,754         18,818         1,778,375


Net income for the six months
     ended June 30, 1997                     0             0                 0              0           472,300
                                     ---------        ------        ----------        -------        ----------

BALANCES AT
  JUNE 30, 1997                      3,785,377        10,400         1,374,754        $18,818        $2,250,675
                                     =========        ======        ==========        =======        ==========




















                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                      LIFEWAY FOODS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                         (UNAUDITED)
                                                                 FOR THE SIX MONTHS ENDED
                                                                           JUNE 30,          FOR THE YEAR ENDED
                                                                 ------------------------       DECEMBER 31
                                                                    1997           1996            1996
                                                                 ---------      ---------    ------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
      Net income                                                 $ 472,300      $ 358,843      $   617,768
      Adjustments to reconcile net income to net
         cash flows from operating activities:
              Depreciation and amortization                        110,057        111,248          243,208
              Deferred income taxes                                      0              0          (15,971)
              Gain on sale of asset                                      0           (689)               0
              (Increase) decrease in operating assets:
                    Accounts receivable                           (151,919)       (23,759)         (15,787)
                    Other receivable                                 8,400          1,200            2,600
                    Inventories                                   (168,107)       (77,329)        (125,224)
                    Prepaid expenses and other assets                    0       (386,723)          13,492
               Increase (decrease) in operating liabilities:
                    Accounts payable                                95,109        (30,245)          (3,145)
                    Accrued expenses                               (28,299)       (46,352)           8,451
                                                                 ---------      ---------      -----------
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES                   337,541        (93,806)         725,392

CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchase of investments                                       (6,338)      (112,000)         (13,671)
      Sale of investments                                                0        100,100          129,411
      Purchase of property and equipment                          (504,960)       (16,060)      (1,401,494)
      Proceeds from sales of assets                                      0              0                0
                                                                 ---------      ---------      -----------
NET CASH PROVIDED BY (USED) IN
     INVESTING ACTIVITIES                                         (511,298)       (27,960)      (1,285,754)

CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds from notes payable                                        0              0          919,645
      Repayments of notes payable                                  (47,677)       (18,917)         (46,471)
      Purchase of Treasury Stock                                         0        (18,819)         (18,818)
                                                                 ---------      ---------      -----------
NET CASH USED IN FINANCING ACTIVITIES                              (47,677)       (37,680)         854,356
                                                                 ---------      ---------      -----------

NET INCREASE (DECREASE) IN CASH AND
     CASH EQUIVALENTS                                             (221,434)      (159,446)         293,994

CASH AND CASH EQUIVALENTS AT
     BEGINNING OF PERIOD                                           996,101        702,107          702,107
                                                                 ---------      ---------      -----------


CASH AND CASH EQUIVALENTS AT END OF PERIOD                       $ 774,677      $ 542,661      $   996,101
                                                                 =========      =========      ===========





                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                      LIFEWAY FOODS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                            (UNAUDITED)
                                                     FOR THE SIX MONTHS ENDED
                                                             JUNE 30,             FOR THE YEAR ENDED
                                                     ------------------------         DECEMBER 31
                                                       1997            1996              1996
                                                     --------        --------     ------------------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid for interest                               $ 66,329        $ 21,680         $ 62,168
                                                     ========        ========         ========

Cash paid for income taxes                           $286,560        $164,900         $486,900
                                                     ========        ========         ========









































                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                      LIFEWAY FOODS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  JUNE 30, 1997 AND 1996 AND DECEMBER 31, 1996


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

                      LIFEWAY FOODS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  JUNE 30, 1997 AND 1996 AND DECEMBER 31, 1996


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

           Covenant not to compete                       10 years
           Trademark license                            2.5 years
           U.P.C. Codes                                   7 years
           Customer lists                                 5 years

                      LIFEWAY FOODS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  JUNE 30, 1997 AND 1996 AND DECEMBER 31, 1996


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


NOTE 3 - INVENTORIES

      Inventories consisted of the following:

                                             (UNAUDITED)
                                     FOR THE SIX MONTHS ENDED
                                              JUNE 30,           FOR THE YEAR ENDED
                                     ------------------------         DECEMBER 31
                                       1997            1996              1996
                                     --------        --------    ------------------

          Finished goods             $410,478        $226,229        $300,287
          Production supplies          84,088          69,000          33,957
          Raw materials                86,865          70,200          79,080
                                     --------        --------        --------
                                     $581,431        $365,429        $413,324
                                     ========        ========        ========

                      LIFEWAY FOODS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  JUNE 30, 1997 AND 1996 AND DECEMBER 31, 1996


NOTE 4 - PROPERTY AND EQUIPMENT

                                             (UNAUDITED)
                                     FOR THE SIX MONTHS ENDED
                                              JUNE 30,           FOR THE YEAR ENDED
                                     ------------------------         DECEMBER 31
                                       1997            1996              1996
                                     --------        --------    ------------------

        Land                         $  658,400    $  369,500        $  658,752
        Buildings and improvement     1,649,370       796,752         1,649,370
        Machinery and equipment       1,663,437     1,233,899         1,448,752
        Vehicles                        109,877       109,877           109,877
        Leasehold improvements          370,507        51,169            80,232
                                     ----------    ----------        ----------
                                     $4,451,590    $2,561,197        $3,946,631
                                     ==========    ==========        ==========

      Depreciation charged to income for the three and six months ended June 30, 1997 and 1996 was $ 44,417 , $47,231 , $88,835 and $94,462
      respectively, and $200,767 for the year ended December 31, 1996.

      During 1996, the Company acquired land, building and machinery for $1,350,000. A mortgage note payable was signed for approximately $920,000, related to this acquisition (see Note 5). The Company continued to rent the building to the former tenant and recognized approximately $59,000 of rent during 1996, included in other income.

NOTE 5 - NOTES PAYABLE

                                                                                    (UNAUDITED)
                                                                             FOR THE SIX MONTHS ENDED
                                                                                      JUNE 30,           FOR THE YEAR ENDED
                                                                             ------------------------         DECEMBER 31
                                                                                1997           1996              1996
                                                                             ----------     ---------    ------------------

     Mortgage note payable, 1st National Bank of Morton Grove, payable in monthly installments of $2,548, including interest at 7.5%, with a balloon payment of $184,900 due November
      1998.  Collateralized by real estate                                   $  206,071     $221,324        $  213,490

     Mortgage note payable, American National Bank and Trust Company of
      Chicago, payable in monthly installments of $4,498 including interest at 6.75%, with a balloon payment of $394,000 due August
      1998.  Collateralized by real estate                                      427,620      452,345           439,761

     Mortgage note payable, American National Bank and Trust Company of
      Chicago, payable in monthly installments of principal of $5,109 plus interest at 8.05%, with a balloon payment of $618, 214 due
      November 2001.  Collateralized by real estate.                            888,991            0           914,536

     Note payable, Glenview State Bank, payable in monthly installments of
      $460, including interest at 6.25%, due March, 1998. Collateralized by
      automobile                                                                  4,473        9,128             7,045
                                                                             ----------     --------         ---------

          Total                                                               1,527,155      682,787         1,574,832


                      LIFEWAY FOODS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  JUNE 30, 1997 AND 1996 AND DECEMBER 31, 1996


NOTE 5 - NOTES PAYABLE - CONTINUED

                                             (UNAUDITED)
                                     FOR THE SIX MONTHS ENDED
                                              JUNE 30,           FOR THE YEAR ENDED
                                     ------------------------         DECEMBER 31
                                       1997            1996              1996
                                     --------        --------    ------------------


     Less current maturities           11,170          43,588            105,928
                                   ----------        --------         ----------


                Total              $1,415,985        $639,209         $1,468,904
                                   ==========        ========         ==========



      Maturities of notes payable are as follows:

            Year Ending December 31,
                                1997                                      $  105,928
                                1998                                         676,984
                                1999                                          61,308
                                2000                                          61,308
                                2001                                         669,304
                                                                           ---------

                                Total                                     $ 1,574,832
                                                                          ===========


NOTE 6 - PROVISION FOR INCOME TAXES

      The provision for income taxes consists of the following:

                                              (UNAUDITED)
                                       FOR THE SIX MONTHS ENDED
                                                JUNE 30,           FOR THE YEAR ENDED
                                       ------------------------         DECEMBER 31
                                        1997            1996              1996
                                       --------        --------    ------------------

     Current
           Federal                     $243,308        $184,858        $ 312,270
           State                         55,277          41,980           71,041
                                       --------        --------        ---------
     Total current                      298,585         226,838          383,311
     Deferred                                 0               0          (15,971)
                                       --------        --------        ---------

     Provision for income taxes        $298,585        $226,838        $ 367,340
                                       ========        ========        =========

      A reconciliation of the provision for income taxes and the income tax computed at the statutory rate is as follows:

                                                              (UNAUDITED)
                                                       FOR THE SIX MONTHS ENDED
                                                                JUNE 30,           FOR THE YEAR ENDED
                                                        ------------------------         DECEMBER 31
                                                          1997            1996              1996
                                                        --------        --------    ------------------


     Federal income tax expense
       computed at the statutory rate                   $243,308        $184,858        $ 334,937
     State taxes, expense                                 55,277          41,980           49,255
     Book/tax, accumulated depreciation adjusted               0               0           (8,221)
     Book/tax, inventory adjustment                            0               0           (5,857)
     Permanent book/tax difference                             0               0           (2,774)
                                                        --------        --------        ---------

     Provision for income taxes                         $298,585        $226,838        $ 367,340
                                                        ========        ========        =========

                      LIFEWAY FOODS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  JUNE 30, 1997 AND 1996 AND DECEMBER 31, 1996


NOTE 6 - PROVISION FOR INCOME TAXES - CONTINUED

Amounts for deferred tax assets and liabilities as of December 31, 1996 are as follows:

            Long-term deferred tax liabilities arising from:
                  Temporary differences - principally
                         Book/tax, accumulated depreciation                 $     39,134
                         Book/tax, accumulated amortization                      ( 2,772)
                                                                            ------------
                  Total deferred tax liabilities                                  36,362

             Short-term deferred tax assets arising from:
                         Book/tax, allowance for doubtful accounts          $     22,176
                         Book/tax, inventory                                      19,242
                                                                            ------------
             Total deferred tax assets                                            41,418

             Net deferred tax asset                                         $      5,056
                                                                            ============


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

NOTE 9 -  INTANGIBLE ASSETS

      Intangible assets consisted of the following at December 31, 1996:

                   Covenant Not to Compete                                     $  50,000
                   Customer List                                                   6,000
                   Trademark                                                      30,000
                   UPC Codes                                                     200,000
                   Organization Costs                                             44,343
                                                                              ----------
                                                                                 330,343
                   Accumulated amortization                                      274,647
                                                                              $   55,696
                                                                              ==========

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

                      LIFEWAY FOODS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  JUNE 30, 1997 AND 1996 AND DECEMBER 31, 1996


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

NOTE 11 - BUSINESS SEGMENT INFORMATION

      The Company's significant business segments include the sale of dairy products and the operations of a restaurant. "Corporate and other" includes revenues and expenses of the company's export subsidiary, general corporate expenses, interest expense, and interest income. The Company's operations, by business segment for 1996 and 1995 are as follows:

                                Dairy                    Corporate
         1996                 Products     Restaurant    & Other        Consolidated
         ----                 --------     ----------    -------        ------------

     Sales                   $4,863,339     $432,066     $       0      $ 5,295,405
     Net Income              $  558,134     $ 65,080     $  (5,446)     $   617,768
     Identifiable Assets     $5,054,029     $114,878     $  90,731      $ 5,259,638
     Depreciation and
         Amortization        $  223,210     $ 11,129     $   8,869      $   243,208
     Capital Additions       $1,401,494     $  2,700     $       0      $ 1,401,494

         1995
         ----

     Sales                   $3,965,707     $390,145     $ 141,708      $ 4,497,560
     Net Income              $  691,055     $ 18,729     $(269,059)     $   440,725
     Identifiable Assets     $3,033,742     $654,413     $ 103,086      $ 3,791,241
     Depreciation and
         Amortization        $  209,567     $ 12,129     $   8,869      $   230,565
     Capital Additions       $   45,494     $  2,700     $       0      $    48,194


                      LIFEWAY FOODS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  JUNE 30, 1997 AND 1996 AND DECEMBER 31, 1996


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

      As of December 31, 1996, no options have been issued under the plan. The Company did issue 20,000 shares of Common Stock in 1995 for consulting services valued at $27,500. This issue resulted in a .5% dilution of the current Company shareholder's interests.


NOTE 13 - CONCENTRATION OF RISK

      The Company maintains cash deposits at several banks located in the greater Chicago, Illinois metropolitan area. Deposits at each bank are insured by the Federal Deposit Insurance Corporation up to $100,000.

      Bank balances of amounts reported by financial institutions which are categorized as follows at December 31, 1996:

            Amounts insured by FDIC                    $       147,374
            Uninsured and uncollateralized amounts             732,472
                                                       ---------------
            Total bank balance                         $       879,846
                                                       ===============


NOTE 14 - INVESTMENTS

      The amortized cost and fair value of investments at December 31, 1996 were:


                                                   Carrying         Fair
                                                    Amount          Value
                                                    ------          -----

              Cash and cash equivalents           $  996,101     $  996,101
              Certificates of Deposit                213,671        213,671
              Note payable to bank                     7,045          7,045
              Mortgages payable                    1,567,787      1,548,436
                                                  ----------     ----------

              Total Investment                    $2,784,604     $2,765,253
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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(1)      Material Changes in Results of Operations

         Net income increased by $113,457, up to $472,300 for the six month period ending June 30, 1997, from $358,843 during the same six month period in 1996. The material components of this increase are detailed as follows:

         Sales and cost of goods sold increased by $276,320 and $168,213, respectively, up to $2,887,848 and $1,322,933, respectively, during the six month period ending June 30, 1997, from $2,611,528 and $1,154,720, respectively, during the same six month period in 1996. The increase is primarily attributable to increased sales of Kefir, Farmer's Cheese and Golden Zesta. As first disclosed in the Company's annual report of Form 10-KSB for the year ended December 31, 1996, the financial statements reflect a change in accounting for certain expenses, whereby certain expenses that have previously been classified as operating expenses are now classified under cost of goods sold.

         Interest expense increased by $44,649, up to $66,329 during the six month period ending June 30, 1997, from $21,680 during the same six month period in 1996. The increase is primarily attributable to interest paid on a mortgage note payable on real property that was purchased in 1996.

         Other income increased by $197,619, up to $198,308 during the six month period ending June 30, 1997, from $689 during the same six month period in 1996. The increase is attributable to the receipt of rent revenues from a tenant who occupied the real property that was acquired by the Company in 1996. The tenant vacate the property during the second quarter of 1997 so no future rent revenues will be received, and the Company is now occupying the property for its own use.

         Provision for income taxes increased by $71,747, up to $298,585 during the six month period ending June 30, 1997, from $226,838 during the same six month period in 1996. The increase is proportionate to the net income increase.

(2)      Material Changes in Financial Condition

         As of the six month period ending June 30, 1997, as compared to the six month period ending June 30, 1996, the Company had working capital in the amount of $1,720,653 as compared to $1,870,061, respectively, a decrease of $149,408; and cash on hand in the amounts of $774,667 as compared to $542,661, respectively, an increase of $232,006. The decrease in working capital is primarily due to a large decrease in "prepaid expenses and other assets" for the current year because this account had included in the prior period large security deposits on property and equipment that have since been purchased. Cash flow from operations was generated by the primary business activity of the Company. During the remainder of 1997, the Company anticipates purchasing additional equipment for its proposed new production facility, and to gradually employ additional persons on an as-needed basis for its operation.

         The Company's balance in inventory increased by $216,002, up to $581,431 as of June 30, 1997, as compared to $365,429 as of June 30, 1996. The increase is primarily due to an increase in production and sales.

         Net cash provided (used) by operating activities increased by $431,347, up to $337,541 as of June 30, 1997, as compared to $(93,806) as of
June 30, 1996. The increase is primarily due to 1) a significant increase in accounts payable due primarily to increased sales; and 2) a significant decrease in prepaid expenses and other assets due primarily to the Company's purchaser of property and equipment that had been under deposit in the prior period.

         The Company is not aware of any circumstances or trends which would have a negative impact upon future sales or earnings. There have been no material fluctuations in the standard seasonal variations of the Company's business. The accompanying financial statements include all adjustments which in the opinion of management are necessary in order to make the financial statements not misleading.

                          PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS - None.

ITEM 2.  CHANGES IN SECURITIES - None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES - None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS - None.

ITEM 5.  OTHER INFORMATION - None.

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

         =======================================

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

(b)      Reports on Form 8-K - None.

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

Date:   August 6, 1997

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

         ============================================

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