Form 10QSB
period 1997-09-30
LIFEWAY FOODS INC
filed 1997-11-12
CIK 814586

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB

(Mark One)

       [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended September 30, 1997

       [ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

      For the transition period from ________________ to ______________

                       Commission file number: 0-17363

                             LIFEWAY FOODS, INC.
--------------------------------------------------------------------------------
      (Exact name of small business issuer as specified in its charter)

            ILLINOIS                                              36-3442829
--------------------------------------------------------------------------------
(State or other jurisdiction of                                 (IRS Employer
incorporation or organization)                               Identification No.)


              7625 NORTH AUSTIN AVENUE, SKOKIE, ILLINOIS 60077
--------------------------------------------------------------------------------
                  (Address of principal executive offices)



                               (847) 967-1010
                      --------------------------------
                         (issuer's telephone number)


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

                    APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: AS OF NOVEMBER 1, 1997, THE ISSUER HAD 3,777,077 SHARES OF COMMON STOCK, NO PAR VALUE, OUTSTANDING.

Transitional Small Business Disclosure Format (Check one):  Yes [ ]  No  [X]

                                     INDEX



PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.


                                                                                              PAGE
                                                                                              ----
         Lifeway Foods, Inc. and Subsidiaries

         September 30, 1997 and 1996

                 Consolidated Balance Sheets
                 December 31, 1996 and
                 September 30, 1997 and 1996 (unaudited)                                   F-2 - F-3

                 Consolidated Statements of Income
                 for the year ended December 31, 1996 and
                 for the three and nine months ended September 30, 1997 and 1996
                 (unaudited)                                                                 F-4

                 Consolidated Statements of Changes in Stockholders' Equity
                 for the year ended December 31, 1996 and
                 for the nine months ended September 30, 1997 (unaudited)                     F-5

                 Consolidated Statements of Cash Flows
                 for the year ended December 31, 1996 and
                 for the nine months ended September 30, 1997 and 1996 (unaudited)         F-6 - F-7

                 Notes to Consolidated Financial Statements (unaudited)                    F-8 - F-15

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITIONS AND RESULTS OF OPERATIONS                                                 4


PART II - OTHER INFORMATION                                                                    5


SIGNATURES                                                                                     6

                         PART I - FINANCIAL INFORMATION





                      LIFEWAY FOODS, INC. AND SUBSIDIARIES
                              FINANCIAL STATEMENTS
                          SEPTEMBER 30, 1997 AND 1996

                      LIFEWAY FOODS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET



                                                      (UNAUDITED)
                                                       SEPT. 30,
                                                -----------------------   DECEMBER 31,
ASSETS                                             1997         1996         1996
                                                ----------   ----------   ------------
CURRENT ASSETS
      Cash and cash equivalent                  $  503,366   $  788,458   $  996,101
      Investments                                  224,224      342,000      213,671
      Accounts receivable, net of allowance
         for doubtful accounts of  $48,000 at
         Sept. 30, 1997 and 1996 and
         December 31, 1996                         768,996      698,975      620,408
      Other receivables                             15,200       25,000       23,600
      Inventories                                  671,999      462,376      413,324
      Prepaid expenses and other assets              7,714      410,655        7,714
      Deferred income taxes                         41,418       34,480       41,418
                                                ----------   ----------   ----------

      TOTAL CURRENT ASSET                        2,232,917    2,761,944    2,316,236

PROPERTY AND EQUIPMENT
      Land                                         658,400      369,500      658,400
      Buildings, machinery and equipment         4,320,082    2,219,618    3,288,231
                                                ----------   ----------   ----------
      Total property and equipment               4,978,482    2,589,118    3,946,631
      Less:  accumulated depreciation            1,202,790    1,010,462    1,069,536
                                                ----------   ----------   ----------
      Property and equipment, net                3,775,693    1,578,656    2,877,095

OTHER ASSETS
      Intangible assets                            330,343      330,343      330,343
      Less;  accumulated amortization              295,868      253,425      264,036
                                                ----------   ----------   ----------
      TOTAL OTHER ASSETS                            34,475       76,918       66,307
                                                ----------   ----------   ----------

TOTAL ASSETS                                    $6,043,084   $4,417,518   $5,259,638
                                                ==========   ==========   ==========











                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                      LIFEWAY FOODS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET





LIABILITIES AND STOCKHOLDERS' EQUITY
                                                    (UNAUDITED)
                                                      SEPT. 30,           DECEMBER 31,
                                             --------------------------   ------------
                                                 1997          1996           1996                             .
                                             -----------    -----------   -----------
CURRENT LIABILITIES
      Current maturities of notes payable    $   106,903    $    44,703   $   105,928
      Accounts Payable                           358,186        341,839       242,079
      Accrued expenses                           367,190        325,064       272,054
                                             -----------    -----------   -----------
      TOTAL CURRENT LIABILITIES                  832,279        711,606       620,061


LONG-TERM LIABILITIES
      Notes payable                            1,399,520        625,413     1,468,904

DEFERRED INCOME TAXES                             36,362         45.395        36,362


STOCKHOLDERS' EQUITY
      Common Stock                             1,387,354      1,355,935     1,374,754
      Retained Earnings                        2,406,387      1,679,169     1,778,375
      Treasury Stock                             (18,818)             0       (18,818)
                                             -----------    -----------   -----------
      TOTAL STOCKHOLDERS' EQUITY               3,774,923      3,035,104     3,134,311
                                             -----------    -----------   -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY   $ 6,043,084    $ 4,417,518   $ 5,259,638
                                             ===========    ===========   ===========



                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                      LIFEWAY FOODS, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME




                                    (UNAUDITED)                    (UNAUDITED)
                             FOR THE THREE MONTHS ENDED    FOR THE NINE MONTHS ENDED      FOR THE
                                    SEPT.  30,                      SEPT.  30,           YEAR ENDED
                             --------------------------    --------------------------    DECEMBER 31,
                                1997           1996            1997           1996           1996
                             -----------    -----------    --------------------------    ------------
SALES                        $ 1,504,353    $ 1,374,208    $ 4,392,201    $ 3,985,736    $ 5,295,405

COST OF GOODS SOLD               834,422        770,910      2,406,970      2,148,700      2,976,307
                             -----------    -----------    -----------    -----------    -----------

GROSS PROFIT                     669,931        603,298      1,985,231      1,837,036      2,319,098

OPERATING EXPENSES               418,809        337,124      1,121,072        987,435      1,383,049
                             -----------    -----------    -----------    -----------    -----------


INCOME FROM OPERATIONS           251,122        266,174        864,159        849,601        936,049

OTHER INCOME (EXPENSE)
      Interest income             11,526          8,879         37,395         32,124         52,140
      Interest expense           (24,221)       (14,337)       (90,550)       (36,017)       (62,168)
      Other Income                15,750              0        214,058            689         59,087
                             -----------    -----------    -----------    -----------    -----------
      TOTAL OTHER INCOME
      (EXPENSE)                    3,055         (5,458)       160,903         (3,204)        49,059
                             -----------    -----------    -----------    -----------    -----------

INCOME BEFORE INCOME TAXES       254,177        260,716      1,025,062        846,397        985,108

PROVISION FOR INCOME TAXES        98,465        100,997        397,050        327,835        367,340
                             -----------    -----------    -----------    -----------    -----------

NET INCOME                   $   155,712    $   159,719    $   628,012    $   518,562    $   617,768
                             ===========    ===========    ===========    ===========    ===========

EARNINGS PER SHARE           $       .04    $       .04    $       .17    $       .14    $       .16
                             ===========    ===========    ===========    ===========    ===========

WEIGHTED AVERAGE SHARES
 OUTSTANDING                   3,785,377      3,774,977      3,785,377      3,774,977      3,777,385
                             ===========    ===========    ===========    ===========    ===========



                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                      LIFEWAY FOODS, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY








                           COMMON STOCK, NO PAR VALUE
                          10,000,000 SHARES AUTHORIZED

                                                  # OF
                                                SHARES OF
                            # OF SHARES ISSUED   TREASURY    COMMON       TREASURY    RETAINED
                             AND OUTSTANDING      STOCK      STOCK         STOCK      EARNINGS
                            ------------------  ---------  ----------   ----------   -----------
BALANCES AT
  DECEMBER 31, 1995               3,785,377            0   $1,374,754   $        0   $1,160,607

Repurchase of
   treasury stock                         0       10,400            0       18,818            0

Net income for the year
    ended December 31, 1996               0            0            0            0      617,768
                                 ----------   ----------   ----------   ----------   ----------

BALANCES AT
   DECEMBER 31, 1996              3,785,377       10,400    1,374,754       18,818    1,778,375

Shares exchanged in
     non-cash transaction             2,100            0       12,600            0            0
                                 ----------   ----------   ----------   ----------   ----------

Net income for the nine months
     ended Sept. 30, 1997                 0            0            0            0      628,012
                                 ----------   ----------   ----------   ----------   ----------

BALANCES AT
  SEPTEMBER 30, 1997              3,787,477       10,400   $1,387,354   $   18,818   $2,406,387
                                 ==========   ==========   ==========   ==========   ==========


                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                      LIFEWAY FOODS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                     (UNAUDITED)
                                                               FOR THE NINE MONTHS ENDED
                                                                     SEPT.  30,              FOR THE YEAR ENDED
                                                               --------------------------       DECEMBER 31
                                                                   1997           1996             1996
                                                               -----------    -----------    -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net income                                               $   628,012    $   518,562    $   617,768
      Adjustments to reconcile net income to net
         cash flows from operating activities:
              Depreciation and amortization                        165,086        173,523        243,208
              Deferred income taxes                                      0              0        (15,971)
              Gain on sale of asset                                      0           (689)             0
              (Increase) decrease in operating assets:
                    Accounts receivable                           (148,588)       (94,354)       (15,787)
                    Other receivable                                 8,400          1,200          2,600
                    Inventories                                   (258,675)      (174,276)      (125,224)
                    Prepaid expenses and other assets                    0       (389,449)        13,492
               Increase (decrease) in operating liabilities:
                    Accounts payable                               116,107         96,615         (3,145)
                    Accrued expenses                                95,136         61,461          8,451
                                                               -----------    -----------    -----------
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES                   605,478        192,593        725,392

CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchase of investments                                      (10,553)      (112,000)       (13,671)
      Sale of investments                                                0        100,100        129,411
      Purchase of property and equipment                        (1,031,851)       (43,981)    (1,401,494)
      Proceeds from sales of assets                                      0              0              0
                                                               -----------    -----------    -----------
NET CASH PROVIDED BY (USED) IN
     INVESTING ACTIVITIES                                       (1,042,404)       (55,881)    (1,285,754)

CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds from issuance of common stock                        12,600              0              0
      Proceeds from notes payable                                        0              0        919,645
      Repayments of notes payable                                  (68,409)       (31,542)       (46,471)
      Purchase of Treasury Stock                                         0        (18,819)       (18,818)
                                                               -----------    -----------    -----------
NET CASH USED IN FINANCING ACTIVITIES                              (55,809)       (50,361)       854,356
                                                               -----------    -----------    -----------

NET INCREASE (DECREASE) IN CASH AND
     CASH EQUIVALENTS                                             (492,735)        86,351        293,994

CASH AND CASH EQUIVALENTS AT
     BEGINNING OF PERIOD                                           996,101        702,107        702,107
                                                               -----------    -----------    -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                     $   503,366    $   788,458    $   996,101
                                                               ===========    ===========    ===========






                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                      LIFEWAY FOODS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                    (UNAUDITED)
                             FOR THE NINE MONTHS ENDED     FOR THE YEAR ENDED
                                  SEPT. 30,                   DECEMBER 31
                             -------------------------     ------------------
                               1997             1996              1996
                             --------       ----------     ------------------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest       $ 90,550       $ 36,017            $ 62,168
                             ========       ========            ========

Cash paid for income taxes   $286,560       $164,900            $486,900
                             ========       ========            ========










                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                      LIFEWAY FOODS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                SEPTEMBER 30, 1997 AND 1996 AND DECEMBER 31, 1996


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

                      LIFEWAY FOODS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                SEPTEMBER 30, 1997 AND 1996 AND DECEMBER 31, 1996


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

                   Covenant not to compete                    10 years
                   Trademark license                         2.5 years
                   U.P.C. Codes                               7 years
                   Customer lists                             5 years

                      LIFEWAY FOODS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                SEPTEMBER 30, 1997 AND 1996 AND DECEMBER 31, 1996


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

      The principal sources of temporary differences are different depreciation methods for financial statement and tax purposes, capitalization of indirect costs for tax purposes, use of allowance method for book purposes verses the direct method for tax purposes as to bad debts.

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


Note 3 - INVENTORIES

      Inventories consisted of the following:



                              (UNAUDITED)
                      FOR THE NINE MONTHS ENDED
                           SEPT.  30,             FOR THE YEAR ENDED
                      -------------------------      DECEMBER 31
                        1997           1996             1996
                      --------       ----------  -------------------
Finished goods        $415,542       $348,197         $300,287
Production supplies    147,045         53,761           33,957
Raw materials          113,412         60,418           79,080
                      --------       --------         --------
                      $671,999       $462,376         $413,324
                      ========       ========         ========

                      LIFEWAY FOODS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                SEPTEMBER 30, 1997 AND 1996 AND DECEMBER 31, 1996


Note 4 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

                                    (UNAUDITED)
                            FOR THE NINE MONTHS ENDED
                                     SEPT. 30,              FOR THE YEAR ENDED
                            -------------------------           DECEMBER 31
                                1997         1996                  1996
                            ----------   ------------       --------------------
Land                        $  658,400   $  369,500           $  658,752
Buildings and improvement    1,649,370      796,752            1,649,370
Machinery and equipment      2,028,911    1,259,101            1,448,752
Vehicles                       109,877      110,117              109,877
Leasehold improvements         531,924       53,648               80,232
                            ----------   ----------           ----------
                            $4,978,482   $2,589,118           $3,946,631
                            ==========   ==========           ==========

      Depreciation charged to income for the three and nine months ended September 30, 1997 and 1996 was $44,418, $47,231, $133,253 and $141,693
      respectively, and $200,767 for the year ended December 31, 1996.

      During 1996, the Company acquired land, building and machinery for $1,350,000. A mortgage note payable was signed for approximately $920,000, related to this acquisition (see Note 5). The Company continued to rent the building to the former tenant and recognized approximately $59,000 of rent during 1996 and $214,058 for the nine months ended September 30, 1997, included in other income.

Note 5 - NOTES PAYABLE

                                                                             (UNAUDITED)
                                                                        FOR THE NINE MONTHS ENDED
                                                                                SEPT.  30,         FOR THE YEAR ENDED
                                                                        ------------------------       DECEMBER 31,
                                                                            1997         1996             1996
                                                                        -----------   ----------   -------------------
Mortgage note payable, 1st National Bank of Morton Grove, payable in monthly installments of $2,548, including interest at 7.5%, with a balloon payment of $184,900 due November
 1998.  Collateralized by real estate                                    $  200,983   $  216,566       $  213,490

Mortgage note payable, American National Bank and Trust Company of
 Chicago, payable in monthly installments of $4,498 including interest at 6.75%, with a balloon payment of $394,000 due August 1998
 Collateralized by real estate                                              423,511      445,665          439,761

Mortgage note payable, American National Bank and Trust Company of
  Chicago, payable in monthly installments of principal of $5,109 plus interest at 8.05%, with a balloon payment of $618, 214 due
  November 2001.  Collateralized by real estate                             878,773            0          914,536

Note payable, Glenview State Bank, payable in monthly installments of
 $460, including interest at 6.25%,
 due March, 1998.  Collateralized by automobile                               3,156        7,885            7,045
                                                                         ----------   ----------       ----------

     Total                                                                1,506,423      670,116        1,574,832

                      LIFEWAY FOODS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                SEPTEMBER 30, 1997 AND 1996 AND DECEMBER 31, 1996


Note 5 - NOTES PAYABLE - CONTINUED

                               (UNAUDITED)
                          FOR THE NINE MONTHS ENDED
                                  SEPT.  30,          FOR THE YEAR ENDED
                          -------------------------       DECEMBER 31,
                             1997           1996              1996
                          -----------    ----------    -----------------
Less current maturities      106,903         44,703           105,928
                          ----------     ----------        ----------

           Total          $1,399,520     $  625,413        $1,468,904
                          ==========     ==========        ==========



      Maturities of notes payable are as follows:

Year Ending December 31,

 1997                        $  105,928
 1998                           676,984
 1999                            61,308
 2000                            61,308
 2001                           669,304
                             ----------

Total                        $1,574,832
                             ==========


Note 6 - PROVISION FOR INCOME TAXES

      The provision for income taxes consists of the following:


                                  (UNAUDITED)
                             FOR THE NINE MONTHS ENDED
                                   SEPT.  30,              FOR THE YEAR ENDED
                             ---------------------            DECEMBER 31
                               1997        1996                  1996
                             ---------   ---------         ------------------
Current
      Federal                $ 323,522   $ 267,136             $ 312,270
      State                     73,528      60,699                71,041
                             ---------   ---------             ---------
Total current                  397,050     327,835               383,311
Deferred                             0           0               (15,971)
                             ---------   ---------             ---------

Provision for income taxes   $ 397,050   $ 327,835             $ 367,340
                             =========   =========             =========


      A reconciliation of the provision for income taxes and the income tax computed at the statutory rate is as follows:

                                                    (UNAUDITED)
                                              FOR THE NINE MONTHS ENDED
                                                     SEPT.  30,          FOR THE YEAR ENDED
                                              -------------------------     DECEMBER 31
                                                 1997        1996                1996
                                              -------------------------  ------------------
Federal income tax expense
  computed at the statutory rate              $ 323,522   $ 267,136        $ 334,937
State taxes, expense                             73,528      60,699           49,255
Book/tax, accumulated depreciation adjusted           0           0           (8,221)
Book/tax, inventory adjustment                        0           0           (5,857)
Permanent book/tax difference                         0           0           (2,774)
                                              ---------   ---------        ---------

Provision for income taxes                    $ 397,050   $ 327,835        $ 367,340
                                              =========   =========        =========

                      LIFEWAY FOODS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                SEPTEMBER 30, 1997 AND 1996 AND DECEMBER 31, 1996


Note 6 - PROVISION FOR INCOME TAXES - CONTINUED

Amounts for deferred tax assets and liabilities as of December 31, 1996 are as follows:

            Long-term deferred tax liabilities arising from:
                  Temporary differences - principally
                         Book/tax, accumulated depreciation                 $     39,134
                         Book/tax, accumulated amortization                     ( 2,772)
                                                                           -------------
                  Total deferred tax liabilities                                  36,362

             Short-term deferred tax assets arising from:
                         Book/tax, allowance for doubtful accounts           $    22,176
                         Book/tax, inventory                                      19,242
                                                                            ------------
             Total deferred tax assets                                            41,418
                                                                            ------------

             Net deferred tax asset                                         $      5,056
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

Note 9 -  INTANGIBLE ASSETS

      Intangible assets consisted of the following at December 31, 1996:

                   Covenant Not to Compete                                     $  50,000
                   Customer List                                                   6,000
                   Trademark                                                      30,000
                   UPC Codes                                                     200,000
                   Organization Costs                                             44,343
                                                                              ----------
                                                                                 330,343
                   Accumulated amortization                                      274,647
                                                                              ----------
                                                                              $   55,696
                                                                              ==========


      Total amortization charged against income for the three and nine months ended September 30, 1997 and 1996 was $10,611, $10,610, $31,832 and
      $31,830 respectively, and $33,572 for the year ended December 31, 1996.

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

                      LIFEWAY FOODS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                SEPTEMBER 30, 1997 AND 1996 AND DECEMBER 31, 1996


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

Note 11 - BUSINESS SEGMENT INFORMATION

      The Company's significant business segments include the sale of dairy products and the operations of a restaurant. "Corporate and other" includes revenues and expenses of the company's export subsidiary, general corporate expenses, interest expense, and interest income. The Company's operations, by business segment for 1996 and 1995 are as follows:

                         Dairy                     Corporate
       1996             Products     Restaurant     & Other      Consolidated
    ----------        ------------  -----------   -----------    ------------
Sales                 $ 4,863,339   $   432,066   $         0    $ 5,295,405
Net Income            $   558,134   $    65,080   $    (5,446)   $   617,768
Identifiable Assets   $ 5,054,029   $   114,878   $    90,731    $ 5,259,638
Depreciation and
    Amortization      $   223,210   $    11,129   $     8,869    $   243,208
Capital Additions     $ 1,401,494   $     2,700   $         0    $ 1,401,494

     1995
   ----------
Sales                 $ 3,965,707   $   390,145   $   141,708    $ 4,497,560
Net Income            $   691,055   $    18,729   $  (269,059)   $   440,725
Identifiable Assets   $ 3,033,742   $   654,413   $   103,086    $ 3,791,241
Depreciation and
    Amortization      $   209,567   $    12,129   $     8,869    $   230,565
Capital Additions     $    45,494   $     2,700   $         0    $    48,194

                      LIFEWAY FOODS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                SEPTEMBER 30, 1997 AND 1996 AND DECEMBER 31, 1996


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

      As of December 31, 1996, no options have been issued under the plan. The Company did issue 20,000 shares of Common Stock in 1995 for consulting services valued at $27,500. This issue resulted in a .5% dilution of the current Company shareholder's interests. The Company issued 2,100 shares of Common Stock as of September 30, 1997 for consulting services valued at $12,600. This issue resulted in a .05% dilution of the current Company shareholder's interests.


Note 13 - CONCENTRATION OF RISK

      The Company maintains cash deposits at several banks located in the greater Chicago, Illinois metropolitan area. Deposits at each bank are insured by the Federal Deposit Insurance Corporation up to $100,000.

      Bank balances of amounts reported by financial institutions which are categorized as follows at December 31, 1996:

            Amounts insured by FDIC                            $    147,374
            Uninsured and uncollateralized amounts                  732,472
                                                               ------------

            Total bank balance                                 $    879,846
                                                               ============


Note 14 - INVESTMENTS

      The amortized cost and fair value of investments at December 31, 1996 were:

                                      Carrying       Fair
                                       Amount       Value
                                    ----------   ----------
Cash and cash equivalents           $  996,101   $  996,101
Certificates of Deposit                213,671      213,671
Note payable to bank                     7,045        7,045
Mortgages payable                    1,567,787    1,548,436
                                    ----------   ----------

Total Investment                    $2,784,604   $2,765,253
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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(1)      Material Changes in Results of Operations

         Net income increased by $109,450, up to $628,012 for the nine month period ending September 30, 1997, from $518,562 during the same nine month period in 1996. The material components of this increase are detailed as follows:

         Sales and cost of goods sold increased by $406,465 and $258,270, respectively, up to $4,392,201 and $2,406,970, respectively, during the nine month period ending September 30, 1997, from $3,985,736 and $2,148,700, respectively, during the same nine month period in 1996. The increases are primarily attributable to increased sales of Kefir, Farmer's Cheese and Golden Zesta and the introduction of non-fat Kefir and fat-free Cheese. As first disclosed in the Company's annual report of Form 10-KSB for the year ended December 31, 1996, the financial statements reflect a change in accounting for certain expenses, whereby certain expenses that have previously been classified as operating expenses are now classified under cost of goods sold.

         Interest expense increased by $54,533, up to $90,550 during the nine month period ending September 30, 1997, from $36,017 during the same nine month period in 1996. The increase is primarily attributable to interest paid on a mortgage note payable on real property that was purchased in 1996.

         Other income increased by $214,369, up to $215,058 during the nine month period ending September 30, 1997, from $689 during the same nine month period in 1996. The increase is attributable to the receipt of rent revenues from a tenant who occupied the real property that was acquired by the Company in 1996. The tenant vacate the property during the second quarter of 1997 so no future rent revenues will be received, and the Company is now occupying the property for its own use.

         Provision for income taxes increased by $69,215, up to $397,050 during the nine month period ending September 30, 1997, from $327,835 during the same nine month period in 1996. The increase is proportionate to the net income increase.

(2)      Material Changes in Financial Condition

         As of the nine month period ending September 30, 1997, as compared to the nine month period ending September 30, 1996, the Company had working capital in the amount of $1,400,638 as compared to $2,050,338, respectively, a decrease of $649,700; and cash on hand in the amounts of $503,366 as compared to $788,458, respectively, a decrease of $285,092. These decreases are primarily due to 1) a large decrease in "prepaid expenses and other assets" for the current year because this account had included in the prior period large security deposits on property and equipment that have since been purchased; and
2) during the quarter ended September 30, 1997, the Company invested $526,891 in property improvements and equipment for its new production facility, which commenced operations in October 1997. Cash flow from operations was generated by the primary business activity of the Company.

         The Company's balance in inventory increased by $209,623, up to $671,999 as of September 30, 1997, as compared to $462,376 as of September 30, 1996. The increase is primarily due to an increase in production and sales.

         Net cash provided (used) by operating activities increased by $412,885, up to $605,478 as of September 30, 1997, as compared to $192,593 as of September 30, 1996. The increase is primarily due to 1) a significant increase in net income due to increased sales; and 2) a significant decrease in prepaid expenses and other assets due primarily to the Company's purchase of property and equipment that had been under deposit in the prior period.

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

ITEM 1.  LEGAL PROCEEDINGS - None.

ITEM 2.  CHANGES IN SECURITIES - None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES - None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS - None.

ITEM 5.  OTHER INFORMATION

         A. In August of 1997, the Company's Board of Directors formed an Audit Committee comprised of three directors, a majority of whom are outside directors. The members of the initial Audit Committee are Michael Smolyansky, Pol Sikar, and Rick Salm. Members are appointed annually by the full Board. The functions of the Audit Committee are to review the Company's internal controls, accounting policies, and financial reporting practices; to review the financial statements, the arrangements for and scope of the independent audit, as well as the results of the audit engagement; and to review the services and fees of the independent auditors, their independence, and recommend to the Board for its approval and for ratification by the stockholders the engagement of the independent auditors to serve the following year in examining the accounts of the Company.

         B. After the quarter ended September 30, 1997, on October 21, 1997, the Company commenced production in its new 46,000 square foot plant located in Morton Grove, Illinois, giving the Company the ability to increase capacity approximately 15-fold.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits:  Exhibit Number and Brief Description

         3.1  ..  Articles of Incorporation of issuer, with Certificate, and Amendments. (1)
         3.2  ..  Bylaws of issuer. (1)
         3.3  ..  Corrected Amendment to the Bylaws of issuer. (1)
         10.1 ..  Lifeway Foods, Inc. Consulting and Services Compensation Plan, dated June 5, 1995. (2)
         10.2 ..  Employment Agreement between issuer and Michael Smolyansky. (3)
         10.4 ..  Industrial Building Lease between Lifeway Foods, Inc. and Michael Smolyansky, and Addendum to Building
                  Lease. (3)
         10.9 ..  Real Estate Sales Contract, dated April 24, 1996, to purchase a 110,000 square foot parcel of real property, zoned industrial, in Morton Grove, Illinois. (4)
         27.....  Financial Data Schedule. (5)

-------------------
         footnotes:

(1) Incorporated by reference to the issuer's registration statement on Form S-18 (File No. 33-14329-C), and Post- Effective Amendments thereto.
(2) Incorporated by reference to the issuer's registration statement on Form S-8 (File No. 33-93306).
(3) Incorporated by reference to the issuer's Current Reports on Form 8-K and amendments thereto.
(4) Incorporated by reference to the issuer's Quarterly Report on Form 10-QSB for the period ended March 31, 1996.
(5)      Filed herewith.

(b)      Reports on Form 8-K - None.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                               LIFEWAY FOODS, INC.



                               By:  /s/ Michael Smolyansky
                                  ----------------------------------------------
                                  Michael Smolyansky, Chief Executive Officer,
                                  Chief Financial and Accounting Officer,

                                  President, Treasurer and Director


Date:   November 12, 1997

                                 EXHIBIT INDEX

NUMBER           BRIEF DESCRIPTION
------           -----------------
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