Form 10KSB
period 1997-12-31
LIFEWAY FOODS INC
filed 1998-03-31
CIK 814586

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
     1934
                     For the fiscal year ended December 31, 1997

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

              For the transition period from:   ______________ to ______________

                          Commission file number:     0-17363

                             LIFEWAY FOODS, INC.
         -----------------------------------------------------------
         (Name of small business issuer as specified in its charter)

                              ILLINOIS                                                     36-3442829
--------------------------------------------------------------------                    --------------------
   (State or other jurisdiction of incorporation or organization)                        (IRS Employer
                                                                                         Identification No.)

7625 NORTH AUSTIN AVENUE, SKOKIE, ILLINOIS                                                    60077
--------------------------------------------------------------------                       ------------
(Address of principal executive offices)                                                    (Zip Code)


Issuer's telephone number:   (847) 967-1010

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

         State issuer's revenues for its most recent fiscal year.   $5,960,878

         State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days. $10,499,014 AS OF FEBRUARY 26, 1998, BASED ON THE AVERAGE CLOSING BID AND ASKED PRICES AS QUOTED ON NASDAQ.

         State the number of shares outstanding of each of the issuer's classes
of common equity, as of the latest practicable date.   3,778,877 SHARES OF
COMMON STOCK AS OF MARCH 23, 1998.

                      DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Notice of Annual Meeting and Proxy Statement for the Registrant's 1998 Annual Meeting of Shareholders to be held May 16, 1998 are incorporated by reference in Part III.

Transitional Small Business Disclosure Format (check one): Yes [ ]  No  [X]

                                     PART I

               CAUTIONARY STATEMENT IDENTIFYING IMPORTANT FACTORS
                THAT COULD CAUSE THE COMPANY'S ACTUAL RESULTS TO
           DIFFER FROM THOSE PROJECTED IN FORWARD LOOKING STATEMENTS

         In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, readers of this document and any document incorporated by reference herein, are advised that this document and documents incorporated by reference into this document contain both statements of historical facts and forward looking statements. Forward looking statements are subject to certain risks and uncertainties, which could cause actual results to differ materially for those indicated by the forward looking statements. Examples of forward looking statements include, but are not limited to (i) projections of revenues, income or loss, earning or loss per share, capital expenditures, dividends, capital structure and other financial items, (ii) statements of the plans and objectives of the Company or its management of Board of Directors, including the introduction of new products, or estimates or predictions of actions by customers, suppliers, competitors or regulatory authorities, (iii) statements of future economic performance, and
(iv) statements of assumptions underlying other statements and statements about the Company or its business.

         This document and any documents incorporated by reference herein also identify important factors which could cause actual results to differ materially from those indicated by forward looking statements. These risks and uncertainties include price competition, the decisions of customers, the actions of competitors, the effects of government regulation, possible delays in the introduction of new products, customer acceptance of products and services, and other factors which are described herein and/or in documents incorporated by reference herein.

         The cautionary statements made pursuant to the Private Litigation Securities Reform Act of 1995 above and elsewhere by the Company should not be construed as exhaustive or as any admission regarding the adequacy of disclosures made by the Company prior to the effective date of such Act. Forward looking statements are beyond the ability of the Company to control and in many cases the Company cannot predict what factors would cause results to differ materially from those indicated by the forward looking statements.

ITEM 1.    DESCRIPTION OF BUSINESS.

(a)      Business Development

         Lifeway Foods, Inc. (the "Company") commenced operations in February, 1986, and was incorporated under the laws of the State of Illinois on May 19, 1986. The Company produces: Kefir, a drinkable product similar to but distinct from yogurt, in several flavors sold under the name "Lifeway's Kefir"; a plain farmer's cheese sold under the name "Lifeway's Farmer's Cheese"; and a fruit sugar-flavored product similar in consistency to cream cheese sold under the name of "Sweet Kiss." In the third quarter of 1995, the Company commenced marketing a vegetable-based seasoning under the name "Golden Zesta." The Company currently distributes its products primarily throughout the Chicago metropolitan area through local food stores. In addition, the products are sold throughout the United States and Ontario, Canada. The Company also distributes some of its products internationally by exporting to Eastern Europe. For the years ending December 31, 1997 and 1996, export sales of the Company were approximately $381,000 and $414,000, respectively.

         (a)(1)  Subsidiary Corporations

         Lifeway International, Inc.

         In 1992, the Company formed Lifeway International, Inc. ("LII"), as a majority-owned subsidiary. In exchange for a 98% interest in LII, the Company transferred $108,000 in cash. The remaining 2% interest in LII was transferred to other shareholders ("Minority Shareholders") in exchange for $145,000 in cash. In 1993, LII executed an Investment Agreement with the Svyatoshino Milk Plant Ukrainian Joint-Stock Company (Kiev, Ukraine) in which LII was to acquire a majority-ownership interest in Svyatoshino. Due to the political situation in the Ukraine, acquisition of the controlling interest in Svyatoshino was not feasible. In lieu of this acquisition, LII commenced exporting Kefir to Eastern Europe. In light of this change in the business plan, the Company extended an exchange offer to the Minority Shareholders. In 1994 and 1995, Minority Shareholders were paid $90,000 by the Company for their shares in LII. In addition, these Minority Shareholders were entitled to 9,200 restricted Common Shares of the Company as payment of interest on their investment in LII. During 1995, additional Minority Shareholders owning shares in LII elected to exchange their shares and were issued 26,400 restricted Common Shares of the Company, including 2,400 shares as payment of interest on their investment in LII. The total issue of 35,600 restricted Common Shares in the Company resulted in a .9% dilution of the current Company shareholder's interests. As of December 31, 1996, all minority interests in LII had been exchanged or cashed out under the terms of the exchange offer.

         The Company is considering merging the operations of LII into the operations of the Company in 1998 to simplify the exporting of its products.

         LFI Enterprises, Inc.

         On September 30, 1992, the Company formed a wholly-owned subsidiary corporation, LFI Enterprises, Inc. ("LFIE"), incorporated in the State of Illinois. LFIE operates a "Russian" theme restaurant and supper club facility, known as "Moscow Nites," catering to the Chicago area's Russian and East European ethnic communities. The restaurant/supper club commenced its operations in late November 1992. In exchange for all of the issued and outstanding Common Stock of LFIE, the Company transferred to LFIE $1,000 in cash.

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

         The Company currently sells its drinkable Kefir product in eleven flavors -- plain-regular, plain-low-fat, raspberry, blueberry, strawberry, cherry, peach, banana-strawberry, cappuccino, chocolate and vanilla -- in 32 ounce containers featuring color-coded caps and labels describing nutritional information. In March 1996, the Company began marketing its fat-free, low cholesterol Kefir in six flavors. The Kefir product is currently marketed under the name "Lifeway's Kefir," and is sold from the dairy section.
Lifeway's Kefir has a shelf life of approximately 60 days. All flavors contain fructose, fruit juice, Kefir culture, and pasteurized, low-fat milk and natural flavorings.

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

         In 1997, the Company introduced two new products: 1) "Elita" - a low-fat, low-cholesterol spreadable kefir product which is marketed as a substitute for cream cheese; and 2) "Kwashenka" - a spoonable kefir product.

         In May 1997, the Company entered into a collaboration agreement with GalaGen, Inc. for the joint development of kefir-based products containing certain "passive immunity products" produced by GalaGen, Inc. No assurance can be given that the collaboration agreement will be successful.

         The Company intends to continue to develop new products, such as salad dressing and a frozen dessert product based on Kefir and Farmer's Cheese, although there is no assurance that such products can be developed successfully or marketed profitably.

         (b)(2)  Distribution

         With its six Company-owned trucks, the Company distributes its products directly to over 1,100 stores in the State of Illinois, including major retail chains such as Jewel Food Stores, Dominick's Finer Foods, Wild Oats Markets, Treasure Island Food Marts, Whole Foods, Cub Foods and Butera Food Stores.

         In addition to the State of Illinois, the Company's products are distributed to over 3,000 stores throughout the United States. The Company has verbal distribution arrangements with various distributors throughout the United States. These verbal distribution arrangements, in the opinion of the Company, allow management the necessary latitude to expand into new areas and markets and establish new relationships with distributors on an ongoing basis. The Company has not offered any exclusive territories to any distributors.

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

         Additionally, the Company distributes its products internationally by exporting to Canada, Russia and the Ukraine.

         (b)(3)  Marketing

         The Company continues to promote the verifiable nutritional characteristics, purity of product, and good taste of its Kefir and Kefir-based products. The Company primarily advertises its products through local radio stations, which is directed to both users and non-users of cultured milk products of all kinds. In addition, through newspapers and magazines, the Company provides educational information on its products and appeals to the common perception that the products may be of particular benefit for a wide range of ills, including intestinal disorders, and continues to educate the public on the possible health benefits which could be derived from the use of Kefir and Kefir-based products. Although no scientific studies have proven the certainty of such unverifiable health claims, the Company believes that the potential for healthful benefits as suggested by such studies can serve as the basis for an advertising strategy.

         In addition to local radio stations, newspapers and magazines, the Company receives further exposure of its products through catalog advertising and promotion, inside store demonstrations throughout the U.S, and participation in various trade shows. In 1997, the Company's products were represented at approximately 12 trade shows. The cost of participating in the shows is split between the distributor and the Company.

         The Company expended approximately $158,000 and $193,000 on advertising and product promotion in 1997 and 1996, respectively.

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

         (b)(6)  Major Customers

         The Company distributes its products to more than 400 accounts throughout the U.S. Concentrations of credit with regard to trade accounts receivable and sales are limited due to the fact that the Company's customers are spread across different geographic areas. The customers are concentrated in the retail food industry. In 1997, two customers accounted for 9.8% and 9.6% of sales and 12.7% and 22.2% of trade accounts receivable as of December 31, 1997, respectively. For 1996, these two customers accounted for 11.7% and 10.6% of sales and 16.4% and 19.9% of trade accounts receivable, respectively.

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

         In the first quarter of 1996, the Company made application to the U.S. Patent and Trademark Office for the trademark "Golden Zesta," for its vegetable-based seasoning. The Company received trademark approval in December 1996.

         In the fourth quarter of 1997, the Company received trademark approval from the U.S. Patent and Trademark Office for the trademark "Sweet Kiss," for its fruit sugar-flavored product similar in consistency to cream cheese.

         In the fourth quarter of 1997, the Company received trademark approval from the U.S. Patent and Trademark Office for the trademark "Kwashenka," for its spoonable kefir.

         In the fourth quarter of 1997, the Company made application to the U.S. Patent and Trademark Office for the trademark "Elita" for its spreadable kefir.

         In addition, the Company maintains various state licenses and permits required to operate its businesses, including a restaurant and liquor license, renewed annually, held by the Company's wholly-owned subsidiary, LFI Enterprises, Inc., for the operation of its "Russian" theme restaurant and supper club.

         At the date of this Report, neither the Company nor its subsidiaries have entered into any franchise agreement, concession, royalty agreement or labor contract.

         (b)(8)  Regulation

         The Company is subject to regulation by federal, state and local governmental authorities regarding the distribution and sale of food products. Although the Company believes that it currently has all material government permits, licenses, qualifications and approvals for its operations, there can be no assurance that the Company will be able to maintain its existing licenses and permits or to obtain any future licenses, permits, qualifications or approvals which may be required for the operation of the Company's business. The Company believes that it is currently in compliance with all applicable environmental laws.

         (b)(9)  Research and Development

         The Company continues its program of new product development, centered around the nutritional and "low calorie" features of its proprietary Kefir formulas. In 1995, the Company developed and began marketing "Golden Zesta," a vegetable-based seasoning, which can also be used as a salt substitute. Also, in late 1995, the Company introduced a fat-free, low cholesterol line of Kefir and two kinds of fat-free, low cholesterol Farmer's Cheese. The Company's research and development efforts have resulted in the successful introduction to market of a "drinkable yogurt." In 1997, the Company introduced two new products: 1) "Elita" - a low-fat, low-cholesterol spreadable kefir product which is marketed as a substitute for cream cheese; and 2) "Kwashaka" - a spoonable kefir product.

         The Company conducts primarily all of its research internally, but at times will employ the services of an outside testing facility. In the fiscal years 1997 and 1996, the Company estimates it expended approximately $16,000 and $10,000, respectively, for research and new product development, which costs were not borne directly by its customers.

         In May 1997, the Company entered into a collaboration agreement with GalaGen, Inc. for the joint development of kefir-based products containing certain "passive immunity products" produced by GalaGen, Inc. No assurance can be given that the collaboration agreement will be successful.

         (b)(10) Employees

         The Company and its subsidiary, LFI Enterprises, Inc., currently employ approximately 43 employees, none of whom are part-time employees. Approximately 37 of those employees are engaged in the manufacturing process of the Company's Kefir and Kefir-based products and 6 are employed in the restaurant operation. None of the Company's employees are covered by collective bargaining agreements.

         The President of the Company, Michael Smolyansky, was engaged by the Company under an employment agreement that expired in April 1997. A formal extension to the agreement is currently being negotiated. It is anticipated that the extension will continue to provide for a base salary, which may be increased, subject to approval of the Board of Directors, on a yearly basis in proportion to the Company's profitability and cash bonuses at the discretion of the Board of Directors.

ITEM 2.    DESCRIPTION OF PROPERTY.

         On May 16, 1988, the Company purchased a 26,000 square foot parcel of real property, including an 8,500 square foot one-story building, located at 7625 N. Austin Street, Skokie, Illinois. The purpose of the purchase was to enable the Company to expand its production facilities and capacity pursuant to its business plan and growing demand for its product. The Company brought the facility to full capacity and completed its remodeling in 1994. In addition to the increase in capacity, because of improved storage facilities, the Company has been able to incur savings in the purchase of milk and other raw materials, by virtue of its increased capacity to store bulk purchases. The loan to the Company from 1st National Bank of Morton Grove, collateralized by the real estate, is payable in monthly installments of $2,548, including interest at 7.5%, with a balloon payment of $184,900 due November, 1998. At December 31, 1997, the loan had a balance of $197,106.

         On October 9, 1992, the Company purchased certain real estate located at 7800 N. Caldwell, Niles, Illinois. The former restaurant property was acquired from WRKR, Inc., a third-party having no material relationship with the Company or any of its affiliates. This property consists of approximately 75,000 square feet of commercially zoned property, and a 7,750 square foot building. The loan to the Company from American National Bank and Trust Company of Chicago, collateralized by the real estate, has a balloon payment of $394,300 due in August 1998 and carries an interest rate of 6.75% per annum. The Company's monthly payments, calculated on a 15-year amortization schedule, are $4,498. At December 31, 1997, the loan had a balance of $416,220. The Company refurbished the property in late 1992 and put it into productive use as a supper club facility, known as "Moscow Nites," catering to the Chicago area's Russian and East European ethnic communities. The premises are operated by the Company's wholly-owned subsidiary, LFI Enterprises, Inc., an Illinois corporation.

         On October 16, 1996, the Company purchased a 110,000 square foot parcel of real property, zoned commercial, including a 46,000 square foot one-story building, located at 6431 Oakton Avenue, Morton Grove, Illinois. The purchase enabled the Company to further expand its production facilities and capacity. The loan to the Company from American National Bank and Trust Company of Chicago, collateralized by the real estate, has a balloon payment of $618,214 due in November 2001. The mortgage note is payable in monthly installments of principal of $5,109 plus interest at 8.05%. At December 31, 1997, the loan had a balance of $858,339.

         In the fourth quarter of 1997, the Company commenced production in its new 46,000 square foot plant located in Morton Grove, Illinois, giving the Company the ability to significantly increase capacity.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matter was submitted during the fourth quarter of the fiscal year ended December 31, 1997, to a vote of security holders through the solicitation of proxies or otherwise.

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

         The range of high and low bid quotations for the Company's Common Stock for the quarterly periods within the two most recent fiscal years, is set forth in the following table:

                                           Low Bid          High Bid
                                           -------          --------

              1st Qtr.     1996             $1.375           $1.9375
              2nd Qtr.     1996             $1.625           $3.8125
              3rd Qtr.     1996             $2.75            $3.6875
              4th Qtr.     1996             $3.4375          $3.875

              1st Qtr.     1997             $3.25            $4.1875
              2nd Qtr.     1997             $3.125           $4.1875
              3rd Qtr.     1997             $4.0625          $6.00
              4th Qtr.     1997             $5.625           $9.00

(b)      Holders

         As of March 23, 1998, there were approximately 162 holders of record of the Company's Common Stock (not including beneficial owners holding in "street-name").

(c)      Dividends

         The Company has paid no cash dividends on its Common Stock and management does not anticipate that such dividends will be paid in the foreseeable future.

ITEM 6.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

(a) Management's Discussion and Analysis of Financial Condition and Results of Operations

         (a)(1)  Results of Operations

         Net income increased by $82,549, up to $700,317 in 1997 from $617,768 in 1996. The material components of this increase are detailed as follows:

         Sales and cost of goods sold increased by $665,473 and $458,298, respectively, up to $5,960,878 and $3,434,605 in 1997 from $5,295,405 and
$2,976,307 in 1996, respectively. These increases are primarily attributable to increased sales of existing products and the introduction of two new products, "Elita" and "Kwashenka." Costs of goods sold as a percentage of sales increased in 1997, and the gross margin percentage decreased in 1997, primarily due to higher costs of raw materials. As first reported in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996, the financial statements reflect a change in accounting for certain expenses, whereby certain expenses that had previously been classified as operating expenses are now classified under cost of goods sold.

         Interest expense increased by $62,050, up to $124,218 in 1997, from $62,168 in 1996. The increase is primarily attributable to interest paid on a mortgage note payable on real property that was purchased in late 1996.

         Other income increased by $154,971, up to $214,058 in 1997, from $59,087 during 1996. The increase is attributable to the receipt of rent revenues from a tenant who occupied the real property that was acquired by the Company in late 1996. The tenant vacated the property during the second quarter of 1997, and the Company is now occupying the property for its own use.

         Provision for income taxes increased by $109,462, up to $476,802 in 1997 from $367,340 in 1996. The increase is attributable to an increase in the deferred tax provision in 1997.

         LFI Enterprises, Inc., the Company's supper club facility, had sales of $347,948 in 1997 and $432,066 in 1996, and net loss of $38,400 in 1997 and net income of $65,080 in 1996.

         (a)(2)  Liquidity and Capital Resources

         As of December 31, 1997 and December 31, 1996, respectively, the Company had working capital in the amount of $787,679 and $1,696,175, and cash and cash equivalents in the amounts of $550,670 and $996,101. Cash flow from operations was generated by the primary business activity of the Company. These decreases are primarily attributable to increased costs in connection with the start-up of the new production facility in 1997, including the purchase of additional equipment, a build-up of inventories and the employment of additional persons. Additionally, there was a decrease in long-term liabilities and a corresponding increase in current liabilities due to the upcoming maturities of several mortgage notes payable, which will be due in 1998. The Company intends to refinance all of these mortgages during 1998. The Company expects all cash requirements can be met internally for the next 12-month period.

         Net cash provided by operating activities increased by $217,239, up to $942,631 in 1997 from $725,392 in 1996. The increase is primarily due to the Company's increase in sales and net income, as well as increased balances in operating liabilities (accounts payable and accrued expenses) and is partially offset by increased balances in operating assets (accounts receivable and inventories) primarily attributable to the start-up of the new production facility in 1997.

         Net cash (used in) financing activities in 1997 was $(101,351), as compared to net cash provided by financing activities in 1996 of $854,356, a difference of $955,707. This change is primarily attributable to proceeds received from notes payable in 1996 that were not received in 1997.

         On January 26, 1996, the Board of Directors of the Company voted to repurchase up to 100,000 shares of the Company's Common Stock on the open market. The decision reflected the Board's belief that the Company's Common Stock was undervalued. The resolution of the Board of Directors gave the Company one year to repurchase shares to be held as treasury stock for general corporate purposes. During 1996, the Company repurchased a total of 10,400 of its Common Shares at a cost of $18,818. No shares were repurchased in 1997.

         The Company has not yet addressed the "Year 2000" issue, but intends to do so in 1998. The Year 2000 issue is the result of computer programs that use two digits rather than four to define the applicable year.

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

ITEM 7.    FINANCIAL STATEMENTS.

         The consolidated financial statements that constitute Item 7 of this report and a table of contents thereto commence on page F-1 through F-15, which pages follow this page.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTANT AND FINANCIAL DISCLOSURE

           Not Applicable.

                      LIFEWAY FOODS, INC. AND SUBSIDIARIES

                                  ANNUAL REPORT

                           DECEMBER 31, 1997 AND 1996





                                TABLE OF CONTENTS



Independent Auditors' Report.....................................................................................F2

Consolidated Balance Sheet..................................................................................F3 - F4

Consolidated Statements of Income................................................................................F5

Consolidated Statements of Changes in Stockholders' Equity.......................................................F6

Consolidated Statements of Cash Flows.......................................................................F7 - F8

Notes to Consolidated Financial Statements.................................................................F9 - F15

                          INDEPENDENT AUDITORS' REPORT





To the Board of Directors and Stockholders
LIFEWAY FOODS, INC.
Skokie, Illinois


We have audited the consolidated balance sheet of LIFEWAY FOODS, INC. AND SUBSIDIARIES as of December 31, 1997 and the related consolidated statements of income, changes in stockholders' equity, and cash flows for the years ended December 31, 1997 and 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated balance sheet of LIFEWAY FOODS, INC. AND SUBSIDIARIES as of December 31, 1997, and the results of their operations and their cash flows for the years ended December 31, 1997 and 1996 in conformity with generally accepted accounting principles.


/s/ GLEESON, SKLAR, SAWYERS & CUMPATA LLP

Gleeson, Sklar, Sawyers & Cumpata LLP
Elgin, Illinois
February 20, 1998

                      LIFEWAY FOODS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 1997



ASSETS
CURRENT ASSETS
    Cash and cash equivalents                 $  550,670
    Investments                                  227,622
    Accounts receivable, net of allowance
     for doubtful accounts of $48,000            818,245
    Other receivables                             15,200
    Inventories                                  614,022
    Prepaid expenses and other assets              7,714
    Deferred income taxes                         59,354
                                              ----------
    TOTAL CURRENT ASSETS                       2,292,827

PROPERTY AND EQUIPMENT
    Land                                         658,400
    Buildings, machinery and equipment         4,540,891
                                              ----------
    Total property and equipment               5,199,291
    Less:  accumulated depreciation            1,283,486
                                              ----------
    PROPERTY AND EQUIPMENT, NET                3,915,805

OTHER ASSETS
    INTANGIBLE ASSETS, NET                        23,866
                                              ----------
TOTAL ASSETS                                  $6,232,498
                                              ==========



                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                      LIFEWAY FOODS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 1997


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Current maturities of notes payable        $   681,561
    Accounts payable                               394,390
    Accrued expenses                               429,197
                                               -----------
    TOTAL CURRENT LIABILITIES                    1,505,148

LONG-TERM LIABILITIES                              791,920

DEFERRED INCOME TAXES                               79,240

STOCKHOLDERS' EQUITY
    Common stock                                 1,396,316
    Retained earnings                            2,478,692
    Treasury stock, at cost                        (18,818)
                                               -----------
    TOTAL STOCKHOLDERS' EQUITY                   3,856,190
                                               -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     $ 6,232,498
                                               ===========


                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                      LIFEWAY FOODS, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                 FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996



                                                 1997             1996
                                             -----------      -----------
SALES                                        $ 5,960,878      $ 5,295,405

Cost of goods sold                             3,434,605        2,976,307
                                             -----------      -----------
GROSS PROFIT                                   2,526,273        2,319,098

Operating expenses                             1,486,338        1,383,049
                                             -----------      -----------
INCOME FROM OPERATIONS                         1,039,935          936,049

Other income (expense)
    Interest income                               47,344           52,140
    Interest expense                            (124,218)         (62,168)
    Other income                                 214,058           59,087
                                             -----------      -----------
    Total other income (expense)                 137,184           49,059
                                             -----------      -----------
INCOME BEFORE PROVISION FOR INCOME TAXES       1,177,119          985,108

Provision for income taxes                       476,802          367,340
                                             -----------      -----------
NET INCOME                                   $   700,317      $   617,768
                                             ===========      ===========
EARNINGS PER COMMON SHARE                    $      0.19      $      0.16
                                             ===========      ===========
WEIGHTED AVERAGE SHARES OUTSTANDING            3,776,102        3,777,385
                                             ===========      ===========


                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                      LIFEWAY FOODS, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996




                                   COMMON STOCK, NO PAR
                                           VALUE
                                     10,000,000 SHARES
                                        AUTHORIZED              # OF
                               --------------------------     SHARES OF
                               # OF SHARES    # OF SHARES      TREASURY        COMMON        TREASURY        RETAINED
                                 ISSUED       OUTSTANDING       STOCK          STOCK           STOCK         EARNINGS
                               -----------   ------------   -------------- --------------  -------------  --------------
BALANCES AT
  DECEMBER 31, 1995            3,785,377      3,785,377           --         $1,374,754       $    --          $1,160,607

Repurchase of
  treasury stock                    --             --           10,400             --             18,818             --

Net income for the year
  ended December 31, 1996           --             --             --               --               --            617,768
                              ----------     ----------     ----------       ----------       ----------       ----------
BALANCES AT
  DECEMBER 31, 1996            3,785,377      3,785,377         10,400        1,374,754           18,818        1,778,375

Stock exchanged in
  non-cash transactions            3,900          3,900           --             21,562             --               --

Net income for the year
  ended December 31, 1997           --             --             --               --               --            700,317
                              ----------     ----------     ----------       ----------       ----------       ----------
BALANCES AT
  DECEMBER 31, 1997            3,789,277      3,789,277         10,400       $1,396,316       $   18,818       $2,478,692
                              ==========     ==========     ==========       ==========       ==========       ==========



                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

\


                      LIFEWAY FOODS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996




                                                                1997             1996
                                                            -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    NET INCOME                                              $   700,317      $   617,768
     Adjustments to reconcile net income to net
      cash flows from operating activities:
       Depreciation and amortization                            276,491          243,208
       Issuance of common stock in exchange
        for services rendered                                    21,562             --
       Deferred income taxes                                     24,942          (15,971)
       (Increase) decrease in operating assets:
          Accounts receivable                                  (197,837)         (15,787)
          Other receivables                                       8,400            2,600
          Inventories                                          (200,698)        (125,224)
          Prepaid expenses and other assets                        --             13,492
       Increase (decrease) in operating liabilities:
          Accounts payable                                      152,311           (3,145)
          Accrued expenses                                      157,143            8,451
                                                            -----------      -----------
    NET CASH PROVIDED BY OPERATING ACTIVITIES                   942,631          725,392

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of investments                                     (13,951)         (13,671)
    Sale of investments                                            --            129,411
    Purchase of property and equipment                       (1,272,760)      (1,401,494)
                                                            -----------      -----------
    NET CASH USED IN INVESTING ACTIVITIES                    (1,286,711)      (1,285,754)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from notes payable                                    --            919,645
    Repayments of notes payable                                (101,351)         (46,471)
    Purchase of treasury stock                                     --            (18,818)
                                                            -----------      -----------
    NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES        (101,351)         854,356
                                                            -----------      -----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS           (445,431)         293,994
Cash and cash equivalents at beginning of year                  996,101          702,107
                                                            -----------      -----------
CASH AND CASH EQUIVALENTS AT END OF YEAR                    $   550,670      $   996,101
                                                            ===========      ===========



                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                      LIFEWAY FOODS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
                 FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996




                                                                   1997         1996
                                                                 --------     --------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
    Cash paid for interest                                       $124,218     $ 62,168
                                                                 ========     ========
    Cash paid for income taxes                                   $267,996     $486,900
                                                                 ========     ========
SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES:
    Issuance of common stock in exchange for consulting fees     $ 21,562     $   --
                                                                 ========     ========


                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                      LIFEWAY FOODS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1997 AND 1996


Note 1 - NATURE OF BUSINESS

     Lifeway Foods, Inc. (The "Company") commenced operations in February, 1986, and incorporated under the laws of the State of Illinois on May 19, 1986. The Company produces Kefir, a drinkable product which is similar to but distinct from yogurt in several flavors sold under the name "Lifeway's Kefir"; a line of drinkable yogurt; a plain farmer's cheese sold under the name "Lifeway's Farmer's Cheese"; and a fruit sugar-flavored product similar in consistency to cream cheese sold under the name of "Sweet Kiss." The Company currently distributes its products throughout the Chicago metropolitan area through local food stores. In addition, the products are sold throughout the United States and Ontario, Canada. The Company also distributes some of its products internationally by exporting to Eastern Europe. For the years ended December 31, 1997 and 1996 export sales of the Company were approximately $381,000 and $414,000, respectively.

     In 1992, the Company formed Lifeway International, Inc. ("LII") as a majority-owned subsidiary to facilitate the distribution of its products to Eastern Europe. The Company is considering merging the operations of LII into the operations of the Company in 1998 to simplify the exporting of its products.

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


Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     A summary of the significant accounting policies applied in the preparation of the accompanying financial statements follows:

     Principles of Consolidation

     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

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

     Cash Equivalents

     All highly liquid investments purchased with an original maturity of three months or less are considered to be cash equivalents.

     The Company maintains cash deposits at several banks located in the greater Chicago, Illinois metropolitan area. Deposits at each bank are insured by the Federal Deposit Insurance Corporation up to $100,000.

                      LIFEWAY FOODS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                           DECEMBER 31, 1997 AND 1996


Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

         Bank balances of amounts reported by financial institutions are categorized as follows at December 31, 1997:


Amounts insured by FDIC                           $       227,910
Uninsured and uncollateralized amounts                    507,524
                                                  ---------------
Total bank balances                               $       735,434
                                                  ===============

     Investments

     The Company's investments include certificates of deposit with maturity dates greater than three months, which are all short term and held-to-maturity. Securities classified as held-to-maturity are stated at cost adjusted for amortization of premiums and accretion of discounts. At December 31, 1997, cost approximated market value. The Company does not currently have any trading or available-for-sale securities.

     Inventories

     Inventories are stated at lower of cost or market, cost being determined by the first-in, first-out method.

     Property and Equipment

     Property and equipment are stated at the lower of cost or net realizable value. Depreciation is computed using the straight line method. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts, and any resulting gain or loss is recognized in income for the period. The cost of maintenance and repairs is charged to income as incurred; significant renewals and betterments are capitalized.

     Property and equipment are being depreciated over the following useful lives:


Category                               Years
--------                               -----
Buildings and improvements            31 and 39
Machinery and equipment                    5-12
Office equipment                            5-7
Vehicles                                      5

     Intangible Assets

     Intangible assets are stated at cost and are amortized over the estimated useful lives of the assets using the straight-line method as follows:


Covenant not to compete               10 years
U.P.C. Codes                           7 years
Organization costs                     5 years

                      LIFEWAY FOODS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                           DECEMBER 31, 1997 AND 1996


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

     Earnings Per Common Share

     Earnings per common share were computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the year. For the years ended December 31, 1997 and 1996, diluted and basic earnings per share were the same, as the effect of dilutive securities options outstanding was not significant.

     Change in Accounting Principle

     In June, 1997, the Financial Accounting Standards Board (FASB) issued Statements of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130) and No. 131, "Disclosures about Segments of an Enterprise and Related Information." The Company's required adoption date is January 1, 1998. SFAS 130 establishes standards for the reporting and display of comprehensive income. SFAS 131 establishes reporting requirements for information about operating segments. The Company anticipates the adoption of SFAS 130 and SFAS 131 will not have a material impact on its financial statements.


Note 3 - INVENTORIES

     Inventories consisted of the following at December 31, 1997:


Raw materials           $160,502
Production supplies      138,527
Finished goods           314,993
                        --------
Total                   $614,022
                        ========

                      LIFEWAY FOODS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                           DECEMBER 31, 1997 AND 1996


Note 4 - PROPERTY AND EQUIPMENT

     Property and equipment consisted of the following at December 31, 1997:


Land                                           $       658,400
Buildings and improvements                           1,567,574
Machinery and equipment                              2,779,201
Vehicles                                               113,885
Office equipment                                        80,231
                                               ---------------
Total                                          $     5,199,291
                                               ===============

     Depreciation charged to income was $234,050 and $200,767 in 1997 and 1996, respectively.

     During 1996, the Company acquired land, building and machinery for $1,350,000. A mortgage note payable was signed for approximately $920,000, related to this acquisition (see Note 5). The Company continued to rent the building to the former tenant and recognized approximately $214,058 and $59,000 of rent during 1997 and 1996, respectively, included in other income.


Note 5 - NOTES PAYABLE

Mortgage note payable, 1st National Bank of Morton Grove, payable in monthly installments of $2,548, including interest at 7.5%, with a balloon payment of
$184,900 due November, 1998.    Collateralized by real estate.                       $    197,106

Mortgage note payable, American National Bank and Trust Company of Chicago,
payable in monthly installments of $4,498 including interest at 6.75%, with a balloon payment of $394,300 due August, 1998. Collateralized by real
estate.                                                                                   416,220

Mortgage note payable, American National Bank and Trust Company of Chicago,
payable in monthly installments of principal of $5,109 plus interest at 8.05%, with a balloon payment of $618,214 due November, 2001.
Collateralized by real estate.                                                            858,339

Note payable, Glenview State Bank, payable in monthly  installments of $460,
including interest at 6.25%, due March, 1998. Collateralized by an  automobile.             1,816
                                                                                     ------------
    Total                                                                               1,473,481
    Less current maturities                                                               681,561
                                                                                     ------------
    Total                                                                            $    791,920
                                                                                     ============

     Maturities of notes payable are as follows:

Year Ending December 31
          1998                  $       681,561
          1999                           61,308
          2000                           61,308
          2001                          669,304
                                ---------------
         Total                  $     1,473,481
                                ===============

                      LIFEWAY FOODS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                           DECEMBER 31, 1997 AND 1996


Note 6 - PROVISION FOR INCOME TAXES

     The provision for income taxes consisted of:

Current                           1997          1996
                               ---------     ---------
    Federal                    $ 369,507     $ 312,270
    State                         82,353        71,041
                               ---------     ---------
Total current                    451,860       383,311
Deferred                          24,942       (15,971)
                               ---------     ---------
Provision for income taxes     $ 476,802     $ 367,340
                               =========     =========

     A reconciliation of the provision for income taxes and the income tax computed at the Federal statutory rate is as follows:

                                                                 1997          1996
                                                              ---------     ---------
Federal income tax expense computed at the statutory rate     $ 399,596     $ 334,937
State taxes, expense                                             58,764        49,255
Permanent book/tax difference                                    18,442       (16,852)
                                                              ---------     ---------
Provision for income taxes                                    $ 476,802     $ 367,340
                                                              =========     =========

     Amounts for deferred tax assets and liabilities as of December 31, 1997 were are as follows:


Non-current deferred tax liabilities arising from:
    Temporary differences - principally
       Book/tax, accumulated depreciation            $ 82,012
       Book/tax, accumulated amortization              (2,772)
                                                     --------
    Total deferred tax liabilities                     79,240

Current deferred tax assets arising from:
       Book/tax, allowance for doubtful accounts       22,176
       Book/tax, inventories                           37,178
                                                     --------
Total deferred tax assets                              59,354
                                                     --------
Net deferred tax liability                           $ 19,886
                                                     ========


Note 7 - CUSTOMERS AND CREDIT CONCENTRATIONS

     Concentrations of credit with regard to trade accounts receivable, which are uncollateralized, and sales are limited due to the fact that the Company's customers are spread across different geographic areas. The customers are concentrated in the retail food industry. Two customers accounted for 9.8% and 9.6% of 1997 sales and 12.7% and 22.2% of trade accounts receivable as of December 31, 1997, respectively. For 1996, these two customers accounted for 11.7% and 10.6% of sales and 16.4% and 19.9% of trade accounts receivable, respectively.

                      LIFEWAY FOODS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                           DECEMBER 31, 1997 AND 1996


Note 8 - INTANGIBLE ASSETS

     Intangible assets consisted of the following at December 31, 1997:


Covenant not to compete                    $        50,000
U.P.C. Codes                                       200,000
Organization costs                                  44,343
                                           ---------------
                                                   294,343
Accumulated amortization                         (270,477)
                                           ---------------
Total                                      $        23,866
                                           ===============

     Total amortization charged against income for the years ended December 31, 1997 and 1996 was $42,441 and $42,441, respectively.


Note 9 - BUSINESS SEGMENT INFORMATION

     The Company's significant business segments include the sale of dairy products and the operations of a restaurant. "Corporate and other" includes revenues and expenses of the company's export subsidiary, general corporate expenses, interest expense, and interest income. The Company's operations by business segment for 1997 and 1996 are as follows:

                           Dairy                       Corporate
1997                      Products       Restaurant     & Other        Consolidated
----                    ----------     -------------   ----------      ------------
Sales                   $5,612,930     $  347,948      $     --        $5,960,878
Net Income (Loss)       $  750,564     $  (38,400)     $  (11,847)     $  700,317
Identifiable Assets     $6,056,942     $  119,261      $   56,295      $6,232,498
Depreciation and           257,073         10,548           8,870         276,491
  Amortization          $              $               $               $
Capital Additions       $1,272,760     $     --        $     --        $1,272,760

1996
----
Sales                   $4,863,339     $  432,066      $     --        $5,295,405
Net Income (Loss)       $  558,134     $   65,080      $   (5,446)     $  617,768
Identifiable Assets     $5,054,029     $  114,878      $   90,731      $5,259,638
Depreciation and           223,210         11,129           8,869         243,208
  Amortization          $              $               $               $
Capital Additions       $1,401,494     $     --        $     --        $1,401,494


Note 10 - STOCK OPTION PLANS

     The Company has a registration statement filed with the Securities and Exchange Commission in connection with a Consulting Service Compensation Plan covering up to 300,000 of the Company's Common Stock shares. Pursuant to the Plan, the Company may issue Common Stock or options to purchase Common Stock to certain consultants, service providers, and employees of the Company.

                      LIFEWAY FOODS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                           DECEMBER 31, 1997 AND 1996


Note 10 - STOCK OPTION PLANS - Continued

     The option price, number of shares and grant date are determined at the discretion of the Company's Board of Directors and are considered 100% vested at the grant date. Options issued under the plan expire June 30, 2000.

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants: dividend yield of 0%, expected volatility of 54%, risk-free interest rate of 6.2%, and expected lives of three years. The weighted-average fair value of options granted during 1997 was $1.48 per share.

     The Company has chosen to account for stock-based compensation in accordance with APB Opinion 25. If compensation cost would have been recognized in accordance with Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," compensation cost would have been increased by approximately $81,000, net income would have been reduced by approximately $48,000 in 1997, and earnings per share would have been reduced by $0.01. There would have been no effect in 1996.

     A summary of option transactions during the year ended December 31, 1997 is shown below:

                                                Number     Weighed-Average
                                                  of          Exercise
                                                Shares         Price
                                                -------     --------------
Outstanding at January 1, 1997                     --         N/A
Granted                                          55,000       $  5.00
Exercised                                          --            5.00
Forfeited                                          --            --
Expired                                            --            --
                                                              -------
Outstanding at December 31, 1997                 55,000          5.00
                                                =======
Available for issuance at December 31, 1996     300,000
                                                =======
Available for issuance at December 31, 1997     245,000
                                                =======

     Additionally, during 1997, the Company issued 3,900 shares of common stock in exchange for services valued at $21,562.


Note 11 - FAIR VALUE OF FINANCIAL INSTRUMENTS

     The estimated fair values of the Company's financial instruments, none of which are held for trading purposes, are as follows at December 31, 1997:

                                Carrying        Fair
                                 Amount         Value
                              ----------     -----------
Cash and cash equivalents     $  550,670     $  550,670
Certificates of deposit          227,622        227,622
Note payable to bank               1,816          1,816
Mortgages payable              1,471,665      1,446,985
                              ----------     ----------
Total                         $2,251,773     $2,227,093
                              ==========     ==========

     The carrying values of cash and cash equivalents, certificates of deposit, and the note payable to bank approximate fair values. The fair value of the mortgage payable is based on the discounted value of contractual cash flows. The discount rate is estimated using the rates currently offered for debt with similar maturities.

                                    PART III

         Certain information required by Part III is omitted from this report in that the Company will file a definitive proxy statement pursuant to Regulation 14A (the "Proxy Statement") not later than 120 days after the end of the fiscal year covered by this Report, and certain information included therein is incorporated herein by reference. Only those sections of the Proxy Statement which specifically address the items set forth herein are incorporated by reference.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

         The information regarding the Company's directors and certain other information required by this Item is incorporated by reference to the Company's Proxy Statement.

(a) Executive Officers. The executive officers of the Company are as follows:

Name                      Age    Position                                       Officer Since
---------------------------------------------------------------------------------------------------
Michael Smolyansky        50     CEO, CFO, President, Treasurer and Director         1986
Valeriy Nikolenko         52     Vice President-Production and Secretary             1993


         MICHAEL SMOLYANSKY has been Chief Executive Officer, Chief Financial Officer, President, Treasurer and a director of the Company since its inception in February 1986. From 1976 to 1985, he was Project Engineer and Department Manager of E.J. Littell Machine Co., of Chicago, Illinois, where he had primary responsibility for design of material handling equipment. Mr. Smolyansky is a graduate of the Kiev Institute of Technology (M.S., Mechanical Engineering,
1971). Mr. Smolyansky devotes full time to the business of the Company. Mr. Smolyansky holds no other directorships in any other reporting company.

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

(b)      Compliance With Section 16(a) of the Securities Exchange Act of 1934

         Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than 10% of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission ("SEC"). Officers, directors, and greater than 10% shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. Based solely on its review of copies of such reports received or written representations from certain reporting persons, the Company believes that, during the year ended December 31, 1997, all Section 16(a) filing requirements applicable to its officers, directors and ten percent shareholders were complied with except for the late filing of reports of six transactions by the spouse of Michael Smolyansky, which were reported on Form 5 by Mr. Smolyansky due to his indirect ownership.

ITEM 10. EXECUTIVE COMPENSATION.

         The information required by this Item is incorporated by reference to the Registrant's Proxy Statement.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The information required by this Item is incorporated by reference to the Registrant's Proxy Statement.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The information required by this Item is incorporated by reference to the Registrant's Proxy Statement.

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

         3.2    Bylaws of Registrant. (1)

         3.3    Corrected Amendment to the Bylaws of Registrant. (1)

         10.1 Lifeway Foods, Inc. Consulting and Services Compensation Plan, dated June 5, 1995. (2)

         10.4 Industrial Building Lease between Lifeway Foods, Inc. and Michael Smolyansky, and Addendum to Building Lease. (3)

         10.9 Real Estate Sales Contract, dated April 24, 1996, to purchase a 110,000 square foot parcel of real property, zoned industrial, in Morton Grove, Illinois. (4)

         21.1   List of Subsidiaries of the Registrant. (5)

         27     Financial Data Schedule. (6)

         ------------------------

         (1) Incorporated by reference to the Company's Registration Statement on Form S-18 (Commission File No. 33-14329-C), and Post-Effective Amendments thereto.

         (2) Incorporated by reference to the Company's Registration Statement on Form S-8 (Commission File No. 33-93306).

         (3) Incorporated by reference to the Company's Current Reports filed under cover of Form 8-K and amendments thereto.

         (4) Incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the period ended March 31, 1996.

         (5) Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996

         (6)    Filed herewith.

(b)      Reports on Form 8-K

         None.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunder duly authorized.

                                LIFEWAY FOODS, INC.



                                By   /s/ Michael Smolyansky
                                   ---------------------------------------------
                                   Michael Smolyansky,
                                   Chief Executive Officer,
                                   Chief Financial and Accounting Officer,
                                   President, Treasurer and Director

                                Date:    March 31, 1998

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



                                By   /s/ Michael Smolyansky
                                   ---------------------------------------------
                                   Michael Smolyansky, Chief Executive Officer,
                                   Chief Financial and Accounting Officer,
                                   President, Treasurer and Director

                                Date:    March 31, 1998



                                By   /s/ Pol Sikar
                                   ---------------------------------------------
                                   Pol Sikar, Director

                                Date:    March 31, 1998



                                By   /s/ Rick D. Salm
                                   ---------------------------------------------
                                   Rick D. Salm, Director

                                Date:    March 31, 1998



                                By   /s/ Lorenzo Benardi
                                   ---------------------------------------------
                                   Lorenzo Bernardi, Director

                                Date:    March 31, 1998

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

   3.2         Bylaws of Registrant. (1)

   3.3         Corrected Amendment to the Bylaws of Registrant. (1)

   10.1 Lifeway Foods, Inc. Consulting and Services Compensation Plan, dated June 5, 1995. (2)

   10.4        Industrial Building Lease between Lifeway Foods, Inc. and
               Michael Smolyansky, and Addendum to Building Lease. (3)

   10.9 Real Estate Sales Contract, dated April 24, 1996, to purchase a 110,000 square foot parcel of real property, zoned industrial, in Morton Grove, Illinois. (4)

   21.1        List of Subsidiaries of the Registrant. (5)

   27          Financial Data Schedule. (6)

------------------------

   (1)         Incorporated by reference to the Company's Registration
               Statement on Form S-18 (Commission File No. 33-14329-C), and
               Post-Effective Amendments thereto.

   (2)         Incorporated by reference to the Company's Registration
               Statement on Form S-8 (Commission File No. 33-93306).

   (3) Incorporated by reference to the Company's Current Reports filed under cover of Form 8-K and amendments thereto.

   (4) Incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the period ended March 31, 1996.

   (5)         Incorporated by reference to the Company's Annual Report on Form
               10-KSB for the year ended December 31, 1996

   (6)         Filed herewith.
