Form 10QSB
period 1998-03-31
LIFEWAY FOODS INC
filed 1998-05-11
CIK 814586

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)

   [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
       ACT OF 1934
                          For the quarterly period ended March 31, 1998

   [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
                          For the transition period from _________ to __________ Commission file number: 0-17363

                                LIFEWAY FOODS, INC.
           (Exact name of small business issuer as specified in it charter)

         Illinois                                         36-3442829
--------------------------------------------------------------------------------
(State or other jurisdiction                   (IRS Employer Identification No.)
of incorporation or organization)

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: AS OF MAY 5, 1998, THE ISSUER HAD 3,778,877 SHARES OF COMMON STOCK, NO PAR VALUE, OUTSTANDING.

Transitional Small Business Disclosure Format (Check one): Yes [ ]   No [X]

                                    INDEX


PART I - FINANCIAL INFORMATION                                              Page
                                                                            ----

Item 1.  Financial Statements.                                               F-1

         Lifeway Foods, Inc. and Subsidiaries
         March 31, 1997 and 1996

                  Consolidated Balance Sheets
                  December 31, 1997 and
                  March 31, 1998 and 1997                              F-2 - F-3

                  Consolidated Statements of Income
                  for the year ended December 31, 1997
                  and for the three months ended
                  March 31, 1998 and 1997 (unaudited)                        F-4

                  Consolidated Statements of Changes
                  in Stockholders' Equity for the year
                  ended December 31, 1997 and
                  for the three months ended
                  March 31, 1998 and 1997 (unaudited)                        F-5

                  Consolidated Statements of Cash Flows
                  for the year ended December 31, 1997 and
                  for the three months ended March 31, 1998
                  and 1997 (unaudited)                                 F-6 - F-7

                  Notes to Consolidated Financial
                  Statements (unaudited)                              F-8 - F-15


Item 2.  Management's Discussion and Analysis of Financial
              Conditions and Results of Operations                             3


PART II - OTHER INFORMATION                                                    4


SIGNATURES                                                                     5

                      PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements.













                     LIFEWAY FOODS, INC. AND SUBSIDIARIES
                              FINANCIAL STATEMENTS
                            MARCH 31, 1998 AND 1997

                     LIFEWAY FOODS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET


                                                 (Unaudited)
                                                  March 30,
                                           ----------------------   December 31,
ASSETS                                         1998       1997          1997
                                           ----------  ----------   ------------
Current Assets
      Cash and cash equivalent             $  482,090  $1,006,636   $    550,670
      Investments                             230,115     216,865        227,622
      Accounts receivable, net of allowance
         for doubtful accounts of $48,000 at
         March 31, 1998 and 1997 and
         December 31, 1997                    857,105     787,719        818,245
      Other receivables                        16,200      16,000         15,200
      Inventories                             605,022     423,280        614,022
      Prepaid expenses and other assets        43,655      61,570          7,714
      Deferred income taxes                    17,936      41,418         59,354
                                           ----------  ----------   ------------

      Total current asset                   2,252,123   2,553,488      2,292,827

Property and Equipment
      Land                                    658,400     658,400        658,400
      Buildings, machinery and equipment    4,621,169   3,289,302      4,540,891
                                           ----------  ----------   ------------
      Total property and equipment          5,279,569   3,947,702      5,199,291
      Less:  accumulated depreciation       1,371,355   1,113,954      1,283,486
                                           ----------  ----------   ------------
      Property and equipment, net           3,908,214   2,833,748      3,915,805

Other Assets
      Intangible assets                       330,343     330,343        330,343
      Less;  accumulated amortization         309,945     274,647        306,477
                                           ----------  ----------   ------------
      Total other assets                       20,398      55,696         23,866
                                           ----------  ----------   ------------

Total Assets                               $6,180,735  $5,442,932   $  6,232,498
                                           =========== ==========   ============







                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                       LIFEWAY FOODS, INC. AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEET







LIABILITIES AND STOCKHOLDERS' EQUITY
                                                (Unaudited)
                                                 March 31,          December 31,
                                              1998       1997          1997
                                           ----------  ----------   -----------
Current Liabilities
      Current maturities of notes payable  $  668,630  $  106,869   $   681,561
      Accounts Payable                        339,895     237,522       394,390
      Accrued expenses                        270,706     272,237       429,197
                                           ----------  ----------   -----------
      Total current liabilities             1,279,231     616,628     1,505,148

Long-Term Liabilities
      Notes payable                           776,593   1,446,701       791,920

Deferred Income Taxes                          37,822      36,362        79,240


Stockholders' Equity
      Common Stock                          1,396,316   1,374,754     1,396,316
      Retained Earnings                     2,709,591   1,987,305     2,478,692
      Treasury Stock                         ( 18,818)   ( 18,818)     ( 18,818)
                                           ----------  ----------   -----------
      Total stockholders' equity            4,087,089   3,343,241     3,856,190
                                           ----------  ----------   -----------

Total Liabilities and Stockholders' Equity $6,180,735  $5,442,932   $ 6,232,498
                                           ==========  ==========   ===========








                   SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                         LIFEWAY FOODS, INC. AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF INCOME



                                       (Unaudited)                    For the
                               For the three months ended           year ended
                                        March 31,                  December 31,
                              -------------------------------      ------------
                                  1998               1997               1997
                              ------------       ------------      ------------
Sales                         $  1,630,568       $  1,413,864      $  5,960,878

Cost of goods sold                 692,302            660,881         3,434,605
                              ------------       ------------      ------------

Gross Profit                       938,266            752,983         2,526,273

Operating Expenses                 543,876            463,705         1,486,338
                              ------------       ------------      ------------


Income from operations             394,390            289,278         1,039,935

Other income (expense)
      Interest income                9,099             12,124            47,344
      Interest expense            ( 26,656)           (36,694)         (124,218)
      Other Income                       0             74,343           214,058
                              ------------       ------------      ------------
      Total other income
      (expense)                   ( 17,557)            50,062           137,184
                              ------------       ------------      ------------

Income before income taxes         376,833            339,340         1,177,119

Provision for income taxes         145,934            130,410           476,802
                              ------------       ------------      ------------

Net Income                    $    230,899       $    208,930      $    700,317
                              ============       ============      ============

Earnings per share            $        .06       $        .06      $        .19
                              ============       ============      ============

Weighted average shares
 outstanding                     3,789,277          3,777,385         3,776,102
                              ============       ============      ============




                   SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                             LIFEWAY FOODS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                   Common Stock, No par Value
                                  10,000,000 Shares Authorized
                                  ----------------------------
                                                        # of
                                                      Shares of
                                  # of Shares issued  Treasury      Common    Treasury      Retained
                                    and outstanding     Stock       Stock      Stock        Earnings
                                  ------------------  ---------  -----------  --------    -----------
Balances at
  December 31, 1995                    3,785,377              0  $ 1,374,754  $      0    $ 1,160,607

Repurchase of
   treasury stock                              0         10,400            0    18,818              0

Net income for the year
    ended December 31, 1996                    0              0            0         0        617,768
                                       ---------      ---------  -----------  --------    -----------

Balances at
   December 31, 1996                   3,785,377         10,400    1,374,754    18,818      1,778,375

Shares exchanged in
     non-cash transaction                  3,900              0       21,562         0              0
                                       ---------      ---------  -----------  --------    -----------

Net income for the year
     ended December. 31, 1997                  0              0            0         0        700,317
                                       ---------      ---------  -----------  --------    -----------

Balances at
  December 31, 1997                    3,789,277         10,400    1,396,316    18,818      2,478,692
                                       ---------      ---------  -----------  --------    -----------

Net income for the three months
     ended March 31, 1998                      0              0            0         0        230,899
                                       ---------      ---------  -----------  --------    -----------

Balances at
  March 31, 1998                       3,789,277         10,400    1,396,316    18,818      2,709,591
                                       =========      =========  ===========  ========    ===========



                     SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                                       LIFEWAY FOODS, INC. AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                           (Unaudited)
                                                    For the three months ended       For the year ended
                                                            March 31,                    December 31,
                                                    --------------------------
                                                        1998           1997                 1997
                                                    -----------     ----------           -----------
Cash flows from operating activities:
  Net income                                        $  230,899      $  208,930           $   700,317
  Adjustments to reconcile net income to net
    cash flows from operating activities:
      Depreciation and amortization                     91,337          55,624               276,491
      Issuance of common stock in exchange
        for services                                         0               0                21,562
      Deferred income taxes                                  0               0                24,942
      (Increase) decrease in operating assets:
         Accounts receivable                         (  38,860)      ( 167,311)            ( 197,837)
         Other receivable                            (   1,000)          7,600                 8,400
         Inventories                                     9,000        (  9,956)            ( 200,698)
         Prepaid expenses and other assets           (  35,941)       ( 53,856)                    0
      Increase (decrease) in operating liabilities:
         Accounts payable                            (  54,495)       (  4,557)              152,311
         Accrued expenses                            ( 158,491)            183               157,143
                                                    ----------     -----------          ------------
Net cash provided (used) by operating activities        42,449          36,062               942,631

Cash flows from investing activities:
  Purchase of investments                            (   2,493)       (  3,194)            (  13,951)
  Purchase of property and equipment                 (  80,278)       (  1,071)          ( 1,272,760)
                                                    ----------     -----------          ------------
Net cash provided by (used) in
  investing activities                                ( 82,771)       (  4,265)          ( 1,286,711)

Cash flows from financing activities:
  Repayments of notes payable                         ( 28,258)       ( 21,262)          (   101,351)
                                                    ----------     -----------          ------------
Net cash used in financing activities                 ( 28,258)       ( 21,262)          (   101,351)
                                                    ----------     -----------          ------------

Net increase (decrease) in cash and
  cash equivalents                                    ( 68,580)         10,535           (   445,431)

Cash and cash equivalents at
  beginning of period                                  550,670         996,101               996,101
                                                    ----------     -----------          ------------

Cash and cash equivalents at end of period          $  482,090     $ 1,006,636          $    550,670
                                                    ==========     ===========          ============

                     SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                                       LIFEWAY FOODS, INC. AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                               (Unaudited)
                                                        For the three months ended        For the year ended
                                                                March 31,                     December 31,
                                                        --------------------------
                                                            1998           1997                   1997
                                                        -----------    -----------            ------------

Supplemental disclosures of cash flow information:

      Cash paid for interest                            $    26,656    $    36,694            $    124,218
                                                        ===========    ===========            ============

      Cash paid for income taxes                        $   260,000    $    90,000            $    267,996
                                                        ===========    ===========            ============


Supplemental schedule of non-cash financial activities:

      Issuance of common stock in exchange
         for consulting fees                            $         0    $         0            $     21,562
                                                        ===========    ===========            ============

















                   SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS






                        LIFEWAY FOODS, INC. AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    MARCH 31, 1998 AND 1997 AND DECEMBER 31, 1997


Note 1 - NATURE OF BUSINESS

         Lifeway Foods, Inc. (The "Company")  commenced  operations in February,
         1986, and  incorporated  under the laws of the state of Illinois on May
         19, 1986.  The Company  produces  Kefir,  a drinkable  product which is similar to but distinct  from yogurt in several  flavors sold under the name "Lifeway's  Kefir";  a line of drinkable  yogurt; a plain farmer's cheese sold under the name  "Lifeway's  Farmer's  Cheese";  and a fruit sugar-flavored  product  similar in  consistency  to cream  cheese sold under the name of "Sweet Kiss." The Company  currently  distributes its products  throughout the Chicago  metropolitan  area through local food stores. In addition, the products are sold throughout the United States and Ontario,  Canada. The Company also distributes some of its products internationally  by  exporting to Eastern  Europe.  For the years ended
         December   31,  1997  and  1996  export   sales  of  the  Company  were
         approximately $ 381,000 and $ 414,000, respectively.

         In 1992, the Company formed Lifeway  International,  Inc.  ("LII") as a
         majority-owned   subsidiary  to  facilitate  the  distribution  of  its
         products  to Eastern  Europe.  The Company is  considering  merging the operations  of LII  into  the  operations  of the  Company  in  1998 to simplify the exporting of its products.

         On September 30, 1992,  the Company  formed a  wholly-owned  subsidiary corporation, LFI Enterprises, Inc., (LFIE) incorporated in the State of
         Illinois.  LFIE was formed for the  purpose of  operating  a  "Russian"
         theme  restaurant  and  supper  club on the  property  acquired  by the
         Company  on  October  9,  1992.The   restaurant/supper   commenced  its
         operations in late November 1992.

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





                        LIFEWAY FOODS, INC. AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     MARCH 31, 1998 AND 1997 AND DECEMBER 31, 1997


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

         Bank balances of amounts reported by financial institutions are categorized as follows at December 31, 1997:

         Amounts insured by FDIC                                   $    227,910
         Uninsured and uncollateralized amounts                         507,524
                                                                   ------------
         Total bank balances                                       $    735,434
                                                                   ============

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





                       LIFEWAY FOODS, INC. AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     MARCH 31, 1998 AND 1997 AND DECEMBER 31, 1997

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

         Property and Equipment

         Property and equipment are stated at lower of cost or realizable value.
         Depreciation is computed using the straight line method. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts, and any resulting gain or loss is recognized in income for the period. The cost of maintenance and repairs is charged to income as incurred; significant renewals and betterments are capitalized.

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

         Intangible Assets

         Intangible Assets are stated at cost and are amortized over the estimated useful lives of the assets using the straight-line method as follows:

                  Covenant not to compete                           10 years
                  U.P.C. Codes                                       7 years
                  Organization costs                                 5 years









                        LIFEWAY FOODS, INC. AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    MARCH 31, 1998 AND 1997 AND DECEMBER 31, 1997


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

         Earning Per Common Share

         Earnings per common share were computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the year. For the year ended December
         31, 1997 and 1996, diluted and basic earnings per share were the same, as the effect of dilutive securities options outstanding was not significant.

         Change in Accounting Principle

         In June 1997, the Financial  Accounting  Standards  Board (FASB) issued
         Statements  of  Financial  Accounting  Standards  No.  130,  "Reporting
         Comprehensive  Income"  (SFAS  130)  and No.  131,  "Disclosures  about
         Segments of an Enterprise and Related Information." The Company required adoption date is January 1, 1998. SFAS 130 establishes standards for the reporting and display of comprehensive income. SFAS
         131 establishes reporting requirements for information about operating segments. The Company anticipates adoption of SFAS 130 and SFAS 131 will not have a material impact on its financial statements.







                       LIFEWAY FOODS, INC. AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    MARCH 31, 1998 AND 1997 AND DECEMBER 31, 1997

Note 3 - INVENTORIES

         Inventories consisted of the following:

                                       (Unaudited)
                                 For the three months ended   For the year ended
                                        March 31,                December 31,
                                 --------------------------
                                    1998            1997              1997
                                 ---------      -----------      ------------

          Finished goods         $  305,993     $   285,291      $    314,993
          Production supplies       138,527          84,088           138,527
          Raw materials             160,502          53,901           160,502
                                 ----------     -----------      ------------
                                 $  605,022     $   423,280      $    614,022
                                 ==========     ===========      ============


Note 4 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:
                                         (Unaudited)
                                  For the three months ended  For the year ended
                                         March 31,               December 31,
                                  --------------------------
                                      1998          1997             1997
                                  ----------     -----------     -----------

     Land                         $  658,400     $   658,400     $   658,400
     Buildings and improvement     1,602,395       1,649,370       1,567,574
     Machinery and equipment       2,816,652       1,473,083       2,779,201
     Vehicles                        119,770         109,877         113,885
     Office equipment                 82,352          56,972          80,231
                                 -----------     -----------     -----------
                                 $ 5,279,569     $ 3,947,702     $ 5,199,291
                                 ===========     ===========     ===========

         Depreciation charged to income for the three months ended March 31, 1998 and 1997 was $44,418, and $87,869 respectively, and $234,050 for the year ended December 31, 1997.

         During 1996, the Company acquired land, building and machinery for $1,350,000. A mortgage note payable was signed for approximately
         $920,000, related to this acquisition (see Note 5). The Company continued to rent the building to the former tenant and recognized approximately $214,058 and $59,000 of rent during 1997 and 1996, respectively, included in other income.





                       LIFEWAY FOODS, INC. AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    MARCH 31, 1998 AND 1997 AND DECEMBER 31, 1997

Note 5 - NOTES PAYABLE

                                                          (Unaudited)
                                                    For the three  months ended   For the year ended
                                                            March 31,                December 31,
                                                    ---------------------------
                                                       1998            1997              1997
                                                    ----------     ----------        ------------
  Mortgage note payable, 1st National Bank of
    Morton Grove, payable in monthly installments
    of $2,548, including interest at 7.5%, with a
    balloon payment of $184,900 due November 1998.
    Collateralized by real estate.                  $  193,108     $  209,820        $  197,106

  Mortgage note payable, American National Bank
    and Trust Company of Chicago, payable in
    monthly installments of $4,498 including
    interest at 6.75%, with a balloon payment
    of $394,000 due August 1998. Collaterlized
    by real estate.                                    408,647        433,663           416,220

  Mortgage note payable, American National Bank
    and Trust Company of Chicago, payable in
    monthly installments of principal of $5,109
    plus interest at 8.05%, with a balloon
    payment of $618,214 due November 2001.
    Collateralized by real estate.                     843,010        904,318           858,339

  Note payable, Glenview State Bank, payable in
    monthly installments of $460, including
    interest at 6.25%, due March, 1998.
    Collateralized by automobile.                          458          5,769             1,816
                                                    ----------     ----------        ----------

           Total                                    $1,445,223     $1,553,570        $1,473,481
                                                  ===========      ===========        ===========

                       LIFEWAY FOODS, INC. AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    MARCH 31, 1998 AND 1997 AND DECEMBER 31, 1997


Note 5 - NOTES PAYABLE - Continued

                                         (Unaudited)
                                 For the three months ended   For the year ended
                                          March 31,               December 31,
                                 --------------------------
                                   1998           1997               1997
                                 ----------     ----------        ------------

Less current maturities             668,630        106,869             681,561
                                 ----------     ----------        ------------

     Total                       $  776,593     $1,446,701         $   791,920
                                 ==========     ==========        ============


     Maturities of notes payable are as follows:

        Year Ending December 31,
                         1998                                      $  681,561
                         1999                                          61,308
                         2000                                          61,308
                         2001                                         669,304
                                                                   ----------

                        Total                                      $1,473,481
                                                                   ==========

                      LIFEWAY FOODS, INC. AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    MARCH 31, 1998 AND 1997 AND DECEMBER 31, 1997


Note 6 - PROVISION FOR INCOME TAXES

      The provision for income taxes consists of the following:

                                         (Unaudited)
                                  For the three months ended  For the year ended
                                          March 31,               December 31,
                                  --------------------------
                                      1998           1997             1997
                                  -----------     ----------      ------------
 Current
   Federal                        $   118,948     $  106,118      $    369,507
   State                               26,986         24,292            82,353
                                  -----------     ----------      ------------
 Total current                        145,934        130,410           451,860
 Deferred                                   0              0            24,942
                                  -----------     ----------      ------------

 Provision for income taxes       $   145,934     $  130,410      $    476,802
                                  ===========     ==========      ============

      A reconciliation of the provision for income taxes and the income tax computed at the statutory rate is as follows:

                                         (Unaudited)
                                  For the three months ended  For the year ended
                                          March 31,               December 31,
                                     1998            1997            1997
                                  ----------     -----------      -----------
 Federal income tax expense
   computed at the statutory rate $  118,522     $   106,118      $   399,596
 State taxes, expense                 26,986          24,292           58,764
 Permanent book/tax difference             0               0           18,442
                                  ----------     -----------      -----------
 Provision for income taxes       $  145,934     $   130,410      $   476,802
                                  ==========     ===========      ===========

                         LIFEWAY FOODS, INC. AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    MARCH 31, 1998 AND 1997 AND DECEMBER 31, 1997


Note 6 - PROVISION FOR INCOME TAXES - Continued

         Amounts for deferred tax assets and liabilities as of December 31, 1997 are as follows:

     Non-current deferred tax liabilities arising from:
        Temporary differences - principally
           Book/tax, accumulated depreciation                 $     82,012
           Book/tax, accumulated amortization                      ( 2,772)
                                                              ------------
        Total deferred tax liabilities                              79,240

     Current deferred tax assets arising from:
        Book/tax, allowance for doubtful accounts             $     22,176
           Book/tax, inventory                                      37,178
                                                              ------------
        Total deferred tax assets                                   59,354
                                                              ------------

        Net deferred tax liability                            $     19,886
                                                              ============


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

Note 8 -  INTANGIBLE ASSETS

         Intangible assets consisted of the following at Decemnber 31, 1997:

           Covenant Not to Compete                            $     50,000
           UPC Codes                                               200,000
           Organization Costs                                       44,343
                                                              ------------
                                                                   294,343
           Less:  Accumulated amortization                         270,477
                                                              ------------
                                                              $     23,866
                                                              ============

         Total amortization charged against income for the three months ended March 31, 1998 and 1997 was $3,468 and $10,611 respectively, and $42,441 for the year ended December 31, 1997.

                          LIFEWAY FOODS, INC. AND SUBSIDIARIES
                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      MARCH 31, 1998 AND 1997 AND DECEMBER 31, 1997


Note 9 - BUSINESS SEGMENT INFORMATION

         The Company's significant business segments include the sale of dairy products and the operations of a restaurant. "Corporate and other" includes revenues and expenses of the company's export subsidiary, general corporate expenses, interest expense, and interest income. The Company's operations, by business segment for 1997 and 1996 are as follows:

                           Dairy                        Corporate
         1997            Products      Restaurant     & Other    Consolidated
         ----            --------      ----------    ---------   ------------
  Sales                $  5,612,930   $   347,948    $       0   $  5,960,878
  Net Income           $    750,564   $  ( 38,400)   $ (11,847)  $    700,317
  Identifiable Assets  $  6,056,942   $   119,261    $  56,295   $  6,232,498
  Depreciation and
    Amortization       $    257,073   $    10,548    $   8,870   $    276,491
  Capital Additions    $  1,272,760   $         0    $       0   $  1,272,760

         1996
         ----
  Sales                $  4,863,339   $   432,066    $       0   $  5,295,405
  Net Income           $    558,134   $    65,080    $  (5,446)  $    617,768
  Identifiable Assets  $  5,054,029   $   114,878    $  90,731   $  5,259,638
  Depreciation and
    Amortization       $    223,210   $    11,129    $   8,869   $    243,208
  Capital Additions    $  1,401,494   $         0    $       0   $  1,401,494


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

         The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weight-average assumptions used for grants: dividend yield of 0%, expected volatility of 54%, risk-free interest rate of 6.2%, and expected lives of three years. The weighted-average fair value of options granted during 1997 was $1.48 per share.

         The Company has chosen to account for stock-based compensation in accordance with APB Opinion 25. If compensation cost would have been recognized in accordance with Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," compensation cost would have increased by approximately $81,000, net income would have been reduced by approximately $48,000 in 1997, and earnings per share would have been reduced by $0.01.

         A summary of option transactions during the year ended December 31, 1997 is shown below:

                                                     Number     Weighted-Average
                                                       of           Exercise
                                                     Shares           Price
                                                     ------     ----------------
  Outstanding and exercisable at January 1, 1997        ---            N/A
  Granted                                            55,000           $5.00
  Exercised                                             ---            5.00
  Forfeited                                             ---             ---
  Expired                                               ---             ---
  Outstanding and exercisable at December 31, 1997   55,000            5.00
                                                    =======

  Available for issuance at December 31, 1997       245,000
                                                    =======

         Additionally, during 1997, the Company issued 3,900 shares of common stock in exchange for services valued at $21,562.

Note 11 - FAIR VALUE OF FINANCIAL INSTRUMENTS

         The estimated fair values of the Company's financial instruments, none of which are held for trading purposes, are as follows at December 31, 1997:

                                             Carrying                Fair
                                              Amount                 Value
                                           -----------            -----------
    Cash and cash equivalents              $   550,670            $   550,670
    Certificates of deposit                    227,622                227,622
    Note payable to bank                         1,816                  1,816
    Mortgages payable                        1,471,665              1,446,985
    Total                                  $ 2,251,773            $ 2,227,093
                                           ===========            ===========

                      LIFEWAY FOODS, INC. AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    MARCH 31, 1998 AND 1997 AND DECEMBER 31, 1997


Note 11 - FAIR VALUE OF FINANCIAL INSTRUMENTS - Continued

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

(1)      Material Changes in Results of Operations

         Net income increased by $21,969, up to $230,899 for the three month period ending March 31, 1998, from $208,930 during the same three month period in 1997. The material components of this increase are detailed as follows:

         Sales and cost of goods sold increased by $216,704 and $31,421, respectively, up to $1,630,568 and $692,302, respectively, during the three month period ending March 31, 1998, from $1,413,864 and $660,881, respectively, during the same three month period in 1997. These increases are attributable to increased sales of existing products.

Operating expenses increased by $80,171, up to $543,876 for the three month period ending March 31, 1998, from $463,705 during the same three month period in 1997. This increase is primarily attributable to increased expenses incurred in connection with the operation of the new production facility.

         Other income was $-0- for the three month period ending March 31, 1998, compared to $74,373 for the same three month period in 1997. The other income in 1997 is attributable to the receipt of rent revenues from a tenant who occupied the real property that was acquired by the Company in 1996. The Company is now occupying the property for its own use.

(2)      Liquidity and Capital Resources

         As of the three month period ending March 31, 1998, as compared to the three month period ending March 31, 1997, the Company had working capital in the amount of $972,892 as compared to $1,936,860, respectively, a decrease of $963,968; and cash on hand in the amounts of $482,090 as compared to $1,006,636, respectively, a decrease of $524,546. These decreases are primarily attributable to increased costs in connection with the new production facility, including the purchase of additional equipment and a build-up of inventories. Additionally, there was a decrease in long-term liabilities and a corresponding increase in current liabilities due to the upcoming maturities of several mortgage notes payable, which will be due in 1998. The Company intends to refinance all of these mortgages during 1998.

         The Company's balance in inventory increased by $181,742, up to $605,022 as of March 31, 1998, as compared to $423,280 as of March 31, 1997. The increase is primarily due to an increase in production and sales.

         There was a net decrease of $68,580 in cash and cash equivalents for the three months ended March 31, 1998, as compared to a net increase of $10,535 in cash and cash equivalents for the same period in 1997. This is primarily due to the use of cash in 1998 to 1) decrease balances in operating liabilities accounts (accounts payable and accrued expenses), partially offset by a decreased balance in operating assets (primarily accounts receivable), and 2) purchase property and equipment.

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

Item 4.  Submission of Matters to a Vote of Securities Holders - None.

Item 5.  Other Information - None.

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits:  Exhibit Number and Brief Description

         3.1      Articles of Incorporation of issuer, with Certificate,
                  and Amendments. (1)
         3.2      Bylaws of issuer. (1)
         3.3      Corrected Amendment to the Bylaws of issuer. (1)
         10.1     Lifeway Foods, Inc. Consulting and Services Compensation Plan,
                  dated June 5, 1995. (2)
         10.9     Real Estate Sales Contract, dated April 24, 1996, to purchase a 110,000 square foot parcel of real property, zoned
                  industrial, in Morton Grove, Illinois. (3)
         27       Financial Data Schedule. (4)

         ------------------------------
         footnotes:

(1) Incorporated by reference to the issuer's registration statement on Form S-18 (File No. 33-14329-C), and Post-Effective Amendments thereto.
(2) Incorporated by reference to the issuer's registration statement on Form S-8 (File No. 33-93306).
(3) Incorporated by reference to the issuer's Quarterly Report on Form 10-QSB for the period ended March 31, 1996.
(4)      Filed herewith.


(b)      Reports on Form 8-K - None.

                                 SIGNATURES

         In accordance with the requirements of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               LIFEWAY FOODS, INC.


                               By:  /s/ Michael Smolyansky
                                    ----------------------
                                    Michael Smolyansky, Chief Executive Officer,
                                    Chief Financial and Accounting Officer,
                                    President, Treasurer and Director

Date:   May 11, 1998

                                 EXHIBIT INDEX

NUMBER         BRIEF DESCRIPTION

3. Articles of Incorporation of issuer, with Certificate, and Amendments. (1)

3.2            Bylaws of issuer. (1)

3.3            Corrected Amendment to the Bylaws of issuer. (1)

10.1 Lifeway Foods, Inc. Consulting and Services Compensation Plan, dated June 5, 1995. (2)

10.9           Real Estate Sales Contract,  dated April 24, 1996, to purchase
               a  110,000  square  foot  parcel  of  real   property,   zoned
               industrial, in Morton Grove, Illinois. (3)

27             Financial Data Schedule. (4)

     --------------------------

(1) Incorporated by reference to the issuer's registration statement on Form S-18 (File No. 33-14329-C), and Post-Effective Amendments thereto.

(2) Incorporated by reference to the issuer's registration statement on Form S-8 (File No. 33-93306).

(3) Incorporated by reference to the issuer's Quarterly Report on Form 10-QSB for the period ended March 31, 1996.

(4) Filed herewith.