Form 10QSB
period 1998-06-30
LIFEWAY FOODS INC
filed 1998-08-13
CIK 814586

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                               Form 10-QSB

(Mark One)

  [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
      OF 1934
                                    For the quarterly period ended June 30, 1998

  [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
                         For the transition period from __________ to __________ Commission file number: 0-17363

                            LIFEWAY FOODS, INC.
--------------------------------------------------------------------------------
       (Exact name of small business issuer as specified in it charter)

         Illinois                                          36-3442829
--------------------------------------------------------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)

             7625 North Austin Avenue, Skokie, Illinois 60077
--------------------------------------------------------------------------------
                 (Address of principal executive offices)

                             (847) 967-1010
                      -----------------------------
                       (issuer's telephone number)

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

                   APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of August 10, 1998, the issuer had 3,778,877 shares of common stock, no par value, outstanding.

Transitional Small Business Disclosure Format (Check one):    Yes [ ]     No [X]

                                   INDEX



PART I - FINANCIAL INFORMATION                                        Page
                                                                      ----
Item 1.  Financial Statements.                                         F-1

         Lifeway Foods, Inc. and Subsidiaries
         June 30, 1997 and 1996

           Consolidated Balance Sheets
           December 31, 1997 and
           June 30, 1998 and 1997                                   F-2 - F-3

           Consolidated Statements of Income
           for the year ended December 31, 1997 and
           for the three months ended June 30, 1998
              and 1997 (unaudited)
           for the six months ended June 30, 1998
              and 1997 (unaudited)                                    F-4

           Consolidated Statements of Changes in
              Stockholders' Equity
           for the year ended December 31, 1997 and
           for the six months ended June 30, 1998
              and 1997 (unaudited)                                    F-5

           Consolidated Statements of Cash Flows
           for the year ended December 31, 1997 and
           for the six months ended June 30, 1998
              and 1997 (unaudited)                                 F-6 - F-7

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

                       PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements.













                    LIFEWAY FOODS, INC. AND SUBSIDIARIES
                            FINANCIAL STATEMENTS
                           JUNE 30, 1998 AND 1997

                    LIFEWAY FOODS, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEET


                                                              (Unaudited)
                                                                June 30,                  December 31,
                                                     -------------------------------
ASSETS                                                    1998              1997              1997
                                                     -------------     -------------    ---------------

Current Assets
     Cash and cash equivalent                        $     584,051     $     774,667    $       550,670
     Investments                                           234,248           220,009            227,622
     Accounts receivable, net of allowance
         for doubtful accounts of  $48,000 at
         June 30, 1998 and 1997 and
         December 31, 1997                                 881,799           772,327            818,245
     Other receivables                                      16,200            15,200             15,200
     Inventories                                           696,000           581,431            614,022
     Prepaid expenses and other assets                       3,406             7,714              7,714
     Deferred income taxes                                  17,936            41,418             59,354
                                                     -------------     -------------    ---------------

     Total current asset                                 2,433,640         2,412,766          2,292,827

Property and Equipment
     Land                                                  658,400           658,400            658,400
     Buildings, machinery and equipment                  4,764,135         3,793,191          4,540,891
                                                     -------------     -------------    ---------------
     Total property and equipment                        5,422,535         4,451,591          5,199,291
     Less:  accumulated depreciation                     1,459,224         1,158,372          1,283,486
                                                     -------------     -------------    ---------------
     Property and equipment, net                         3,963,311         3,292,819          3,915,805

Other Assets
     Intangible assets                                     330,343           330,343            330,343
     Less:  accumulated amortization                       313,413           285,257            306,477
                                                     -------------     -------------    ---------------
     Total other assets                                     16,930            45,086             23,866
                                                     -------------     -------------    ---------------

Total Assets                                         $   6,413,881     $   5,751,071    $     6,232,498
                                                     =============     =============    ===============





                   SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                      LIFEWAY FOODS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET



LIABILITIES AND STOCKHOLDERS' EQUITY
                                                            (Unaudited)
                                                              June 30,              December 31,
                                                      1998               1997           1997
                                                  ------------      ------------   --------------
Current Liabilities
     Current maturities of notes payable          $    652,995      $    111,170   $      681,561
     Accounts Payable                                  331,701           337,188          394,390
     Accrued expenses                                  318,324           243,755          429,197
                                                  ------------      ------------   --------------
     Total current liabilities                       1,303,020           692,113        1,505,148


Long-Term Liabilities
     Notes payable                                     771,483         1,415,985          791,920

Deferred Income Taxes                                   37,822            36,362           79,240


Stockholders' Equity
     Common Stock                                    1,396,316         1,374,754        1,396,316
     Retained Earnings                               2,924,058         2,250,675        2,478,692
     Treasury Stock                                   (18,818)          (18,818)         (18,818)
                                                  ------------      ------------    -------------
     Total stockholders' equity                      4,301,556         3,606,611        3,856,190
                                                  ------------      ------------    -------------

Total Liabilities and Stockholders' Equity        $  6,413,881      $  5,751,071    $   6,232,498
                                                  ============      ============    =============





                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                       LIFEWAY FOODS, INC. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF INCOME



                                           (Unaudited)                  (Unaudited)
                                   For the three months ended      For the six months ended       For the
                                             June 30,                     June 30,               year ended
                                   ---------------------------   ----------------------------   December 31,
                                       1998            1997           1998            1997          1997
                                   ------------   ------------   ------------    ------------   ------------
Sales                              $  1,694,424   $  1,473,984   $  3,324,992    $  2,887,848   $  5,960,878

Cost of goods sold                      707,061        662,052      1,399,363       1,322,933      3,434,605
                                   ------------   ------------   ------------    ------------   ------------

Gross Profit                            987,363        811,932      1,925,629       1,564,915      2,526,273

Operating Expenses                      625,683        488,173      1,169,559         951,878      1,486,338
                                   ------------   ------------   ------------    ------------   ------------


Income from operations                  361,680        323,759        756,070         613,037      1,039,935

Other income (expense)
     Interest income                     10,409         13,456         19,508          25,869         47,344
     Interest expense                  (22,004)       (29,635)       (48,660)        (66,329)      (124,218)
     Other Income                             0        123,965              0         198,308        214,058
                                   ------------  -------------   ------------    ------------   ------------
     Total other income
     (expense)                         (11,595)        107,786       (29,152)         157,848        137,184
                                   ------------  -------------   ------------    ------------   ------------

Income before income taxes              350,085        431,545        726,918         770,885      1,177,119

Provision for income taxes              135,618         68,175        281,552         298,585        476,802
                                   ------------  -------------   ------------    ------------   ------------

Net Income                         $    214,467  $     263,370   $    445,366    $    472,300   $    700,317
                                   ============  =============   ============    ============   ============

Earnings per share                 $        .06  $         .07   $        .12    $        .13   $        .19
                                   ============  =============   ============    ============   ============

Weighted average shares
outstanding                           3,789,277      3,777,385      3,789,277       3,777,385      3,776,102
                                   ============   ============   ============    ============  =============



                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                      LIFEWAY FOODS, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY


                               Common Stock, No par Value
                               10,000,000 Shares Authorized
                               ----------------------------
                                                        # of
                                                      Shares of
                               # of Shares issued     Treasury       Common       Treasury        Retained
                                and outstanding         Stock         Stock         Stock         Earnings
                               ------------------     ---------    -----------  ------------     -----------

Balances at
  December 31, 1995                     3,785,377             0    $ 1,374,754  $          0     $ 1,160,607

Repurchase of
     treasury stock                             0        10,400              0        18,818               0

Net income for the year
     ended December 31, 1996                    0             0              0             0         617,768
                               ------------------     ---------    -----------  ------------     -----------

Balances at
     December 31, 1996                  3,785,377        10,400      1,374,754        18,818       1,778,375

Shares exhanged in
     non-cash transaction                   3,900             0         21,562             0               0
                               ------------------     ---------    -----------  ------------     -----------

Net income for the year
     ended December 31, 1997                    0             0              0             0         700,317
                               ------------------     ---------    -----------  ------------     -----------

Balances at
     December 31, 1997                  3,789,277        10,400      1,396,316        18,818       2,478,692

Net income for the six months
     ended June 30, 1998                        0             0              0             0         445,366
                               ------------------     ---------    -----------  ------------     -----------

Balances at
     June 30, 1998                      3,789,277        10,400    $ 1,396,316  $     18,818     $ 2,924,058
                               ==================     =========    ===========  ============     ===========




                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                       LIFEWAY FOODS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                   (Unaudited)
                                                             For the six months ended         For the year ended
                                                                     June 30,                      December 31
                                                               1998               1997               1997
                                                           ------------     ------------      ------------------
Cash flows from operating activities:
     Net income                                            $    445,366     $    472,300        $    700,317
     Adjustments to reconcile net income to net
         cash flows from operating activities:
              Depreciation and amortization                     182,674          110,057             276,491
              Issuance of common stock in exchange
                  for services                                        0                0              21,562
         Deferred income taxes                                        0                0              24,942
         (Increase) decrease in operating assets:
              Accounts receivable                              (63,554)        (151,919)           (197,837)
              Other receivable                                  (1,000)            8,400               8,400
              Inventories                                      (81,978)        (168,107)           (200,698)
              Prepaid expenses and other assets                   4,308                0                   0
         Increase (decrease) in operating liabilities:
              Accounts payable                                 (62,689)           95,109             152,311
              Accrued expenses                                (110,873)         (28,299)             157,143
                                                           ------------    -------------       -------------
Net cash provided (used) by operating activities                312,254          337,541             942,631

Cash flows from investing activities:
     Purchase of investments                                    (6,626)          (6,338)            (13,951)
     Purchase of property and equipment                       (223,244)        (504,960)         (1,272,760)
                                                           ------------    -------------       -------------
Net cash provided by (used) in
     investing activities                                     (229,870)        (511,298)         (1,286,711)

Cash flows from financing activities:
     Repayments of notes payable                               (49,003)         (47,677)           (101,351)
                                                          -------------    -------------       -------------
Net cash used in financing activities                          (49,003)         (47,677)           (101,351)
                                                          -------------    -------------       -------------

Net increase (decrease) in cash and
     cash equivalents                                            33,381        (221,434)           (445,431)

Cash and cash equivalents at
     beginning of period                                        550,670          996,101             996,101
                                                        ---------------    -------------       -------------

Cash and cash equivalents at end of period              $       584,051    $     774,677       $     550,670
                                                        ===============    =============       =============

                  SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                        LIFEWAY FOODS, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                  (Unaudited)
                                                             For the six months ended        For the year ended
                                                                      June 30,                   December 31
                                                               1998              1997                1997
                                                           -------------   --------------    ------------------
Supplemental disclosures of cash flow information:

     Cash paid for interest                                $      48,660   $       66,329        $    124,218
                                                           =============   ==============        ============

     Cash paid for income taxes                            $     381,000   $      286,560        $    267,996
                                                           =============   ==============        ============


Supplemental schedule of non-cash financial activities:

     Issuance of common stock in exchange
         for consulting fees                               $           0   $            0        $     21,562
                                                           =============   ==============        ============



















               SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                     LIFEWAY FOODS, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 JUNE 30, 1998 AND 1997 AND DECEMBER 31, 1997


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

     On September 30, 1992, the Company formed a wholly-owned subsidiary corporation, LFI Enterprises, Inc., (LFIE) incorporated in the State of Illinois. LFIE was formed for the purpose of operating a "Russian" theme restaurant and supper club on the property acquired by the Company on October 9, 1992. The restaurant/supper club commenced operations in late November 1992.


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

                     LIFEWAY FOODS, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 JUNE 30, 1998 AND 1997 AND DECEMBER 31, 1997


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

     Property and Equipment

     Property and equipment are stated at lower of cost or realized value. Depreciation is computed using the straight line method. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts, and any resulting gain or loss is recognized in income for the period. The cost of maintenance and repairs is charged to income as incurred; significant renewals and betterments are capitalized.

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

     Intangible Assets

     Intangible Assets are stated at cost and are amortized over estimated useful lives of the assets using the straight-line method as follows:

         Covenant not to compete                                   10 years
         U.P.C. Codes                                               7 years
         Organization costs                                         5 years

                    LIFEWAY FOODS, INC. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                JUNE 30, 1998 AND 1997 AND DECEMBER 31, 1997


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

     Earning Per Common Share

     Earnings per common share were computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the year. For the year ended December 31, 1997 and 1996, diluted and basic earnings per share were the same, as the effect of dilutive securities options otustanding was not significant.

     Change in Accounting Principle

     In June 1997, the Financial Accounting Standards Board (FASB) issued Statements of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130) and No. 131, "Disclosures about Segments of an Enterprise and Related Information". The Company required adoption date is January 1, 1998. SFAS 130 establishes standards for the reporting and display of comprehensive income. SFAS 131establishes reporting requirements for information about operating segments. The Company anticipates adoption of SFAS 130 and SFAS 131 will not have a material impact on its financial statements.

Note 3 - INVENTORIES

     Inventories consisted of the following:
                                          (Unaudited)
                                    For the six months ended  For the year ended
                                            June 30,             December 31
                                       1998          1997            1997
                                    ----------   -----------  ------------------

       Finished goods               $  361,000   $   410,478     $    314,993
       Production supplies             170,000        84,088          138,527
       Raw materials                   165,000        86,865          160,502
                                    ----------   -------------   ------------
                                    $  696,000   $   581,431     $    614,022
                                    ==========   ===========     ============

                       LIFEWAY FOODS, INC. AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   JUNE 30, 1998 AND 1997 AND DECEMBER 31, 1997

Note 4 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:
                                         (Unaudited)
                                  For the six months ended  For the year ended
                                          June 30,              December 31
                                      1998         1997            1997
                                  -----------  -----------  ------------------

     Land                         $   658,400  $   658,400    $    658,400
     Buildings and improvement      1,649,370    1,649,370       1,567,574
     Machinery and equipment        2,912,643    1,976,971       2,779,201
     Vehicles                         119,770      109,877         113,885
     Office equipment                  82,352       56,972          80,231
                                  -----------  -----------    ------------
                                  $ 5,422,535  $ 4,451,590    $  5,199,291
                                  ===========  ===========    ============

     Depreciation charged to income for the three and six months ended June 30, 1998 and 1997 was $ 87,869, $44,417 , $175,738 and $88,835 respectively, and $234,050 for the year ended December 31, 1997.

     During 1996, the Company acquired land, building and machinery for $1,350,000. A mortgage note payable was signed for approximately $920,000, related to this acquisition (see Note 5). The Company continued to rent the building to the former tenant and recognized approximately $214,058 and $59,000 of rent during 1997 and 1996, respectively, included in other income.

Note 5 - NOTES PAYABLE

                                                                       (Unaudited)
                                                                For the six months ended     For the year ended
                                                                       June 30,                 December 31
                                                                  1998             1997             1997
                                                              -------------   ------------   ------------------

     Mortgage note payable, 1st National Bank of
     Morton Grove, payable in monthly installments
     of $2,548, including interest at 7.5%, with
     a balloon payment of $184,900 due November
     1998.  Collateralized by real estate.                    $     189,058   $    206,071     $    197,106

     Mortgage note payable, American National Bank
     and Trust Company of Chicago, payable in monthly
     installments of $4,498 including interest at 6.75%,
     with a balloon payment of $394,000 due August
     1998.  Collaterlized by real estate.                           402,170        427,620          416,220

     Mortgage note payable, American National Bank and
     Trust Company of Chicago, payable in monthly
     installments of principal of $5,109 plus interest
     at 8.05%, with a balloon payment of $618, 214 due
     November 2001.  Collateralized by real estate.                 832,792        888,991          858,339

     Note payable, Glenview State Bank, payable in
     monthly installments of $460, including interest
     at 6.25%, due March, 1998.  Collateralized by
     automobile.                                                        458          4,473            1,816
                                                              -------------   ------------     ------------

         Total                                                $   1,424,478   $  1,527,155     $  1,473,481


                     LIFEWAY FOODS, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 JUNE 30, 1998 AND 1997 AND DECEMBER 31, 1997


Note 5 - NOTES PAYABLE - Continued

                                                                (Unaudited)
                                                           For the six months ended      For the year ended
                                                                  June 30,                   December 31
                                                      --------------------------------
                                                           1998               1997               1997
                                                      ------------        ------------   ------------------
Less current maturities                                    652,995             111,170             681,561
                                                      ------------        ------------        ------------

         Total                                         $   771,483         $ 1,415,985        $    791,920
                                                       ===========         ===========        ============

     Maturities of notes payable are as follows:

         Year Ending December 31,
                           1998                                                               $    681,561
                           1999                                                                     61,308
                           2000                                                                     61,308
                           2001                                                                    669,304
                                                                                              ------------

                           Total                                                              $  1,473,481


Note 6 - PROVISION FOR INCOME TAXES

     The provision for income taxes consists of the following:

                                                                   (Unaudited)
                                                              For the six months ended    For the year ended
                                                                      June 30,               December 31
                                                               1998              1997            1997
                                                          -------------    -------------  ------------------
     Current
         Federal                                          $     229,431    $     243,308     $     369,507
         State                                                   52,121           55,277            82,353
                                                          -------------    -------------     -------------
     Total current                                              281,552          298,585           451,860
     Deferred                                                         0                0            24,942
                                                          -------------    -------------     -------------

     Provision for income taxes                           $     281,552    $     298,585     $     476,802
                                                          =============    =============     =============

     A reconciliation of the provision for income taxes and the income tax computed at the statutory rate is as follows:

                                                                   (Unaudited)
                                                             For the six months ended     For the year ended
                                                                    June 30,                   December 31
                                                              1998              1997              1997
                                                          -------------    -------------  ------------------
         Federal income tax expense
            computed at the statutory rate                $    229,4318   $      243,308   $       399,596
         State taxes, expense                                    52,121           55,277            58,764
         Permanent book/tax difference                                0                0            18,442
                                                          -------------   --------------   ---------------

         Provision for income taxes                       $     281,552   $      298,585   $       476,802
                                                          =============   ==============   ===============

                   LIFEWAY FOODS, INC. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                JUNE 30, 1998 AND 1997 AND DECEMBER 31, 1997


Note 6 - PROVISION FOR INCOME TAXES - Continued

Amounts for deferred tax assets and liabilities as of December 31, 1997 are as follows:

    Non-current deferred tax liabilities arising from:
       Temporary differences - principally
          Book/tax, accumulated depreciation                        $     82,012
          Book/tax, accumulated amortization                             (2,772)
                                                                    ------------
       Total deferred tax liabilities                                     79,240

    Current deferred tax assets arising from:
          Book/tax, allowance for doubtful accounts                 $     22,176
          Book/tax, inventory                                             37,178
                                                                    ------------
       Total deferred tax assets                                          59,354
                                                                    ------------

       Net deferred tax liability                                   $     19,886
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

Note 9 -  INTANGIBLE ASSETS

     Intangible assets consisted of the following at Decemnber 31, 1997:

       Covenant Not to Compete                                         $  50,000
       UPC Codes                                                         200,000
       Organization Costs                                                 44,343
                                                                       ---------
                                                                         294,343
       Accumulated amortization                                          270,477
                                                                       ---------
                                                                       $  23,866
                                                                       =========

     Total amortization charged against income for the three and six months ended June 30, 1998 and 1997 was $3,468, $10,611, $6,935 and $21,222
     respectively, and $42,441 for the year ended December 31, 1997.

                     LIFEWAY FOODS, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 JUNE 30, 1998 AND 1997 AND DECEMBER 31, 1997


Note 9 - BUSINESS SEGMENT INFORMATION

     The Company's significant business segments include the sale of dairy products and the operations of a restaurant. "Corporate and other" includes revenues and expenses of the company's export subsidiary, general corporate expenses, interest expense, and interest income. The Company's operations, by business segment for 1997 and 1996 are as follows:

                                             Dairy                           Corporate
       1997                                 Products        Restaurant        & Other        Consolidated
     ---------                           ------------     -------------     ------------     ------------

    Sales                                $  5,612,930     $     347,948     $          0     $  5,960,878
     Net Income                          $    750,564     $    (38,400)     $   (11,847)     $    700,317
     Identifiable Assets                 $  6,056,942     $     119,261     $     56,295     $  6,232,498
     Depreciation and
         Amortization                    $    257,073     $      10,548     $      8,870     $    276,491
     Capital Additions                   $  1,272,760     $           0     $          0     $  1,272,760

        1996
     ---------
     Sale                                $  4,863,339     $     432,066     $          0     $  5,295,405
     Net Income                          $    558,134     $      65,080     $    (5,446)     $    617,768
     Identifiable Assets                 $  5,054,029     $     114,878     $     90,731     $  5,259,638
     Depreciation and
         Amortization                    $    223,210     $      11,129     $      8,869     $    243,208
     Capital Additions                   $  1,401,494     $           0     $          0     $  1,401,494


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

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weight-average assumptions used for grants: dividend yield of 0%, expected volatility of 54%, risk free interest rate of 6.2% and expected lives of three years. The weighted-average fair value of options granted during 1997 was $1.48 per share.

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

                     LIFEWAY FOODS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  JUNE 30, 1998 AND 1997 AND DECEMBER 31, 1997


Note 10 - STOCK OPTION PLANS - Continued

     A summary of option transactions during the year ended December 31, 1997 is shown below:

                                                                Number          Weighted-Average
                                                                  of                Exercise
                                                                Shares                Price
                                                              ---------         ----------------
     Outstanding and excerisable at January 1, 1997                 ---                   N/A
     Granted                                                     55,000                 $5.00
     Excerised                                                      ---                 $5.00
     Forfeited                                                      ---                   ---
     Expired                                                        ---                   ---
                                                              ---------         ----------------
     Outstanding and excerisable at December 31, 1997            55,000                 $5.00
                                                              =========

     Available for issuance at December 31, 1997                245,000
                                                              =========

     Additionally, during 1997, the Company issued 3,900 shares of common stock in exchange for services valued at $21,562.

Note 11 - FAIR VALUE OF FINANCIAL INSTRUMENTS

     The estimated fair value of the Company's financial instruments, none of which are held for trading purposes, are as follows at December 31, 1997:

                                            Carrying                    Fair
                                             Amount                     Value
                                           -----------              ------------
       Cash and cash equivalents           $   550,670              $    550,670
       Certificates of Deposit                 227,622                   227,622
       Note payable to bank                      1,816                     1,816
       Mortgages payable                     1,471,665                 1,446,985
                                           -----------               -----------

         Total                             $ 2,251,773               $ 2,227,093
                                           ===========               ===========

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

(1)  Material Changes in Results of Operations

     Net income for the six month period ending June 30, 1998 was $445,366, compared to $472,300 during the same six month period in 1997, a decrease of $26,934. Although sales increased for the current period, they were offset by increased operating expenses and a decrease in other income. The material components of the decrease in net income are detailed as follows:

     Sales increased by $437,144, up to $3,324,992 during the six month period ending June 30, 1998, from $2,887,848 during the same six month period in 1997. Cost of goods sold increased by $76,430, up to $1,399,363 during the six month period ending June 30, 1998, from $1,322,933 during the same six month period in 1997. These increases are attributable to increased sales of existing products.

     Operating expenses increased by $217,678, up to $1,169,556 for the six month period ending June 30, 1998, from $951,878 during the same six month period in 1997. This increase is primarily attributable to increased expenses incurred in connection with the operation of the new production facility.

     Other income was $-0- for the six month period ending June 30, 1998, compared to $198,308 for the same six month period in 1997. The other income in 1997 is attributable to the receipt of rent revenues from a tenant who occupied the real property that was acquired by the Company in 1996. The Company is now occupying the property for its own use.

(2)  Liquidity and Capital Resources

     As of the six month period ending June 30, 1998, as compared to the six month period ending June 30, 1997, the Company had working capital in the amount of $1,130,620 as compared to $1,720,653, respectively, a decrease of $590,033; and cash on hand in the amounts of $584,051 as compared to $774,667, respectively, a decrease of $190,616. These decreases are primarily attributable to increased costs in connection with the new production facility, including the purchase of additional equipment and a build-up of inventories. Additionally, there was a decrease in long-term liabilities and a corresponding increase in current liabilities due to the upcoming maturities of several mortgage notes payable, which will be due in 1998. The Company intends to refinance all of these mortgages during 1998.

     The Company's balance in inventory increased by $114,569, up to $696,000 as of June 30, 1998, as compared to $581,431 as of June 30, 1997. The increase is primarily due to an increase in production and sales.

     Net cash used in investing activities for the six months ended June 30, 1998 was $229,870, as compared to $511,298 for the same period in 1997, a decrease of $281,428. The use of cash in both periods is primarily due to the purchase of property and equipment for use in the new production facility.

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

Item 1.  Legal Proceedings - None.

Item 2.  Changes in Securities - None.

Item 3.  Defaults upon Senior Securities - None.

Item 4.  Submission of Matters to a Vote of Securities Holders

     The Company held its Annual Meeting of Stockholders on May 16, 1998. Proxies were solicited pursuant to Regulation 14A under the Exchange Act, and the election of directors was uncontested. The matters voted upon and the results thereof were as follows:

     1. Election of Directors to serve until the next meeting and until their successors are duly elected and qualified:

                                                For                     Withheld
                                                ---                     --------

              Michael Smolyansky                3,680,803                 12,474
              Pol Sikar                         3,680,803                 12,474
              Rick D. Salm                      3,680,803                 12,474
              Renzo Berenardi                   3,678,503                 14,774

     2. Ratification of Gleeson, Sklar, Sawyers & Cumpata LLP as independent auditors for the next fiscal year:

              For                        Against                        Abstain
              ---                        -------                        -------

              3,675,833                  14,892                         2,552

Item 5.  Other Information - None.

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits:  Exhibit Number and Brief Description

         3.1   Articles of Incorporation of issuer, with Certificate, and
               Amendments. (1)
         3.2   Bylaws of issuer. (1)
         3.3   Corrected Amendment to the Bylaws of issuer. (1)
         10.1  Lifeway Foods, Inc. Consulting and Services Compensation Plan,
               dated June 5, 1995. (2)
         27    Financial Data Schedule. (4)

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

Date:   August 13, 1998

                              EXHIBIT INDEX

NUMBER      BRIEF DESCRIPTION

3.1 Articles of Incorporation of issuer, with Certificate, and Amendments. (1)

3.2         Bylaws of issuer. (1)

3.3         Corrected Amendment to the Bylaws of issuer. (1)

10.1 Lifeway Foods, Inc. Consulting and Services Compensation Plan, dated June 5, 1995. (2)

27          Financial Data Schedule. (4)

     -------------------------------

     (1) Incorporated by reference to the issuer's registration statement on Form S-18 (File No. 33-14329-C), and Post-Effective Amendments thereto.

     (2) Incorporated by reference to the issuer's registration statement on Form S-8 (File No. 33-93306).

     (4)  Filed herewith.