Form 10-Q
period 1998-09-30
LIFEWAY FOODS INC
filed 1998-11-05
CIK 814586

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  Form 10-QSB

(Mark One)

    [X] QUARTERLY REPORT UNDER SECTION 13 OR 5(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended September 30, 1998

    [ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
                   For the transition period from ____________ to ______________ Commission file number: 0-17363

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

                                 (847) 967-1010
                    ----------------------------------------
                           (issuer's telephone number)

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of November 4, 1998, the issuer had 3,785,677 shares of common stock, no par value, outstanding.

Transitional Small Business Disclosure Format (Check one):    Yes [ ]   No [X]

                                   INDEX


PART I - FINANCIAL INFORMATION                                      Page
                                                                    ----

Item 1.  Financial Statements.                                      F-1

         Lifeway Foods, Inc. and Subsidiaries
         September 30, 1998 and 1997

            Consolidated Balance Sheets
            December 31, 1997 and
            September 30, 1998 and 1997                          F-2 - F-3

            Consolidated Statements of Income
            for the year ended December 31, 1997 and
            for the three months ended September 30,
            1998 and 1997 (unaudited) for the nine
            months ended September 30, 1998 and
            1997 (unaudited)                                        F-4

            Consolidated Statements of Changes in
            Stockholders' Equity for the year ended
            December 31, 1997 and for the nine months
            ended September 30, 1998 and 1997 (unaudited)           F-5

            Consolidated Statements of Cash Flows
            for the year ended December 31, 1997 and
            for the nine months ended September 30, 1998
            and 1997 (unaudited)                                 F-6 - F-7

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

                      PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements.






                   LIFEWAY FOODS, INC. AND SUBSIDIARIES
                            FINANCIAL STATEMENTS
                        SEPTEMBER 30, 1998 AND 1997

                     LIFEWAY FOODS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET


                                                             (Unaudited)
                                                             September 30,               December 31,
ASSETS                                                   1998             1997               1997
                                                   ---------------   ---------------   ----------------

Current Assets
     Cash and cash equivalent                      $       695,799   $       503,366   $        550,670
     Investments                                           236,686           224,224            227,622
     Accounts receivable, net of allowance
         for doubtful accounts of  $48,000 at
         September 30, 1998 and 1997 and
         December 31, 1997                                 868,145           768,996            818,245
     Other receivables                                      16,200            15,200             15,200
     Inventories                                           721,000           671,999            614,022
     Prepaid expenses and other assets                      44,229             7,714              7,714
     Deferred income taxes                                  17,936            41,418             59,354
                                                   ---------------   ---------------   ----------------

     Total current asset                                 2,599,995         2,232,917          2,292,827

Property and Equipment
     Land                                                  658,400           658,400            658,400
     Buildings, machinery and equipment                  4,873,748         4,320,082          4,540,891
                                                   ---------------   ---------------   ----------------
     Total property and equipment                        5,532,148         4,978,482          5,199,291
     Less:  accumulated depreciation                     1,547,093         1,202,790          1,283,486
                                                   ---------------   ---------------   ----------------
     Property and equipment, net                         3,985,055         3,775,693          3,915,805

Other Assets
     Intangible assets                                     330,343           330,343            330,343
     Less:  accumulated amortization                       316,881           295,868            306,477
                                                   ---------------   ---------------   ----------------
     Total other assets                                     13,462            34,475             23,866
                                                   ---------------   ---------------   ----------------

Total Assets                                       $     6,598,512   $     6,043,084   $      6,232,498
                                                   ===============   ===============   ================




                  SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                       LIFEWAY FOODS, INC. AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEET


LIABILITIES AND STOCKHOLDERS' EQUITY
                                                            (Unaudited)
                                                           September 30,            December 31,
                                                      1998               1997           1997
                                                  ------------      ------------   --------------

Current Liabilities
     Current maturities of notes payable          $    266,964      $    106,903   $      681,561
     Accounts Payable                                  356,183           358,186          394,390
     Accrued expenses                                  293,896           367,190          429,197
                                                  ------------      ------------   --------------
     Total current liabilities                         917,043           832,279        1,505,148


Long-Term Liabilities
     Notes payable                                   1,128,087         1,399,520          791,920

Deferred Income Taxes                                   37,822            36,362           79,240


Stockholders' Equity
     Common Stock                                    1,426,916         1,387,354        1,396,316
     Retained Earnings                               3,107,462         2,406,387        2,478,692
     Treasury Stock                                   (18,818)          (18,818)         (18,818)
                                                 ------------      -------------   --------------
     Total stockholders' equity                      4,515,560         3,774,923        3,856,190
                                                  ------------      ------------    -------------

Total Liabilities and Stockholders' Equity        $  6,598,512      $  6,043,084    $   6,232,498
                                                  ============      ============    =============








                   SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                         LIFEWAY FOODS, INC. AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF INCOME

                                           (Unaudited)                   (Unaudited)              For the
                                   For the three  months ended   For  the  nine  months ended    year ended
                                         September 30,                  September 30,           December 31,
                                   ---------------------------   ----------------------------   ------------
                                      1998            1997           1998            1997           1997
                                   ------------   ------------   ------------    ------------   ------------

Sales                              $  1,747,870   $  1,504,353   $  5,072,862    $  4,392,201   $  5,960,878

Cost of goods sold                      914,117        834,422      2,313,480       2,406,970      3,434,605
                                   ------------   ------------   ------------    ------------   ------------

Gross Profit                            833,753        669,931      2,759,382       1,985,231      2,526,273

Operating Expenses                      510,435        418,809      1,679,994       1,121,072      1,486,338
                                   ------------   ------------   ------------    ------------  -------------

Income from operations                  323,318        251,122      1,079,388         864,159      1,039,935

Other income (expense)
     Interest income                      8,904         11,526         28,412          37,395         47,344
     Interest expense                (  32,842)     (  24,221)      ( 81,502)        (90,550)      (124,218)
     Other Income                             0         15,750              0         214,058        214,058
                                   ------------   ------------   ------------    ------------  -------------
     Total other income
     (expense)                         (23,938)          3,055      ( 53,090)         160,903        137,184
                                   ------------   ------------   ------------    ------------  -------------

Income before income taxes              299,380        254,177      1,026,298       1,025,062      1,177,119

Provision for income taxes              115,976         98,465        397,528         397,050        476,802
                                   ------------   ------------   ------------    ------------  -------------

Net Income                         $    183,404   $    155,712   $    628,770    $    628,012  $     700,317
                                   ============   ============   ============    ============  =============

Earnings per share                 $        .05   $        .04   $        .17    $        .17  $         .19
                                   ============   ============   ============    ============  =============

Weighted average shares
outstanding                           3,790,274      3,789,277      3,790,274       3,789,277      3,776,102
                                   ============   ============   ============    ============  =============



               SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS





                   LIFEWAY FOODS, INC. AND SUBSIDIARIES
         CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY



                                      Common Stock, No par Value
                                      10,000,000 Shares Authorized
                                      ----------------------------

                                                       # of
                                                     Shares of
                                      # of Shares    Treasury        Common      Treasury          Retained
                                           Issued      Stock          Stock        Stock           Earnings
                                      -----------   -----------    -----------  -----------      -----------

Balances at
  December 31, 1995                     3,785,377             0    $ 1,374,754  $         0      $ 1,160,607

Repurchase of
     treasury stock                             0        10,400              0       18,818                0

Net income for the year
     ended December 31, 1996                    0             0              0            0          617,768
                                      -----------   -----------    -----------  -----------      -----------

Balances at
     December 31, 1996                  3,785,377        10,400      1,374,754       18,818        1,778,375

Shares exchanged in
     non-cash transaction                   3,900             0         21,562            0                0

Net income for the year
     ended December 31, 1997                    0             0              0            0          700,317
                                      -----------   -----------    -----------  -----------      -----------

Balances at
     December 31, 1997                  3,789,277        10,400      1,396,316       18,818        2,478,692

Shares exchanged in
     non-cash transaction                   6,800             0         30,600            0                0

Net income for the nine months
     ended September 30, 1998                   0             0              0            0          628,770
                                      -----------   -----------    -----------  -----------      -----------

Balances at
     September 30, 1998                 3,796,077        10,400    $ 1,426,916  $    18,818      $ 3,107,462
                                      ===========    ==========    ===========  ===========      ===========


                SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                     LIFEWAY FOODS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                    (Unaudited)
                                                             For the nine months ended         For the year ended
                                                                  September 30,                    December 31
                                                           -----------------------------
                                                               1998             1997                  1997
                                                           ------------     ------------       ------------------
Cash flows from operating activities:
     Net income                                            $    628,770     $    628,012        $    700,317
     Adjustments to reconcile net income to net
         cash flows from operating activities:
              Depreciation and amortization                     274,011          165,086             276,491
              Issuance of common stock in exchange
                  for services                                        0                0              21,562
         Deferred income taxes                                        0                0              24,942
         (Increase) decrease in operating assets:
              Accounts receivable                              (49,900)        (148,588)           (197,837)
              Other receivable                                  (1,000)            8,400               8,400
              Inventories                                     (106,978)        (258,675)           (200,698)
              Prepaid expenses and other assets                (36,515)                0                   0
         Increase (decrease) in operating liabilities:
              Accounts payable                                 (38,207)          116,107             152,311
              Accrued expenses                                (135,301)           95,136             157,143
                                                           ------------     ------------       -------------
Net cash provided (used) by operating activities                534,880          605,478             942,631

Cash flows from investing activities:
     Purchase of investments                                    (9,064)         (10,553)            (13,951)
     Purchase of property and equipment                       (332,857)      (1,031,851)         (1,272,760)
                                                           ------------     ------------       -------------
Net cash provided by (used in)
     investing activities                                     (341,921)      (1,042,404)         (1,286,711)

Cash flows from financing activities:
     Proceeds from issuance of common stock                      30,600           12,600                   0
     Repayments of notes payable                               (78,430)         (68,409)           (101,351)
                                                          -------------     ------------       -------------
Net cash used in financing activities                          (47,830)         (55,809)           (101,351)
                                                          -------------     ------------       -------------

Net increase (decrease) in cash and
     cash equivalents                                           145,129        (492,735)           (445,431)

Cash and cash equivalents at
     beginning of period                                        550,670          996,101             996,101
                                                          -------------     ------------       -------------

Cash and cash equivalents at end of period                $     695,799     $   503,3667       $     550,670
                                                          =============     ============       =============

                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                     LIFEWAY FOODS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                   (Unaudited)
                                                             For the nine months ended
                                                           -----------------------------
                                                                  September 30,              For the year ended
                                                           -----------------------------         December 31
                                                               1998              1997                1997
                                                           ------------     ------------     ------------------

Supplemental disclosures of cash flow information:

     Cash paid for interest                                $     81,502     $     90,550        $    124,218
                                                           ============     ============        ============

     Cash paid for income taxes                            $    502,000     $    286,560        $    267,996
                                                           ============     ============        ============


Supplemental schedule of non-cash financial activities:

     Issuance of common stock in exchange
         for consulting fees                              $      30,600     $     12,600        $     21,562
                                                          =============    =============       =============





















               SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                     LIFEWAY FOODS, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               SEPTEMBER 30, 1998 AND 1997 AND DECEMBER 31, 1997


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

     On September 30, 1992, the Company formed a wholly owned subsidiary corporation, LFI Enterprises, Inc.; (LFIE) incorporated in the State of Illinois. LFIE was formed for the purpose of operating a "Russian" theme restaurant and supper club on the property acquired by the Company on October 9, 1992. The restaurant/supper club commenced operations in late November 1992.

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     A summary of the significant accounting policies applied in the preparation of the accompanying financial statements follows:

     Principles of Consolidation
     ---------------------------

     The consolidated financial statements include the accounts of the Company and its wholly owned and majority owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

     Use of Estimates
     ----------------

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

     Cash Equivalents
     ----------------

     All highly liquid investments purchased with a maturity of three months or less are considered to be cash equivalents.

     The Company maintains cash deposits at several banks located in the greater Chicago, Illinois metropolitan area. Deposits at each bank are insured by the Federal Deposit Insurance Corporation up to $100,000.

                 LIFEWAY FOODS, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           SEPTEMBER 30, 1998 AND 1997 AND DECEMBER 31, 1997


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

     Investments
     -----------

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

     Inventory
     ---------

     Inventories are stated at lower of cost or market, cost being determined by the first-in, first-out method.

     Property and Equipment
     ----------------------

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

     Intangible Assets
     -----------------

     Intangible Assets are stated at cost and are amortized over estimated useful lives of the assets using the straight-line method as follows:

         Covenant not to compete                           10 years
         U.P.C. Codes                                       7 years
         Organization costs                                 5 years

                     LIFEWAY FOODS, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               SEPTEMBER 30, 1998 AND 1997 AND DECEMBER 31, 1997


Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

     Income Taxes
     ------------

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

     The principal sources of temporary differences are different depreciation methods for financial statement and tax purposes, capitalization of indirect costs for tax purposes; use of allowance method for book purposes verses the direct method for tax purposes as to bad debts.

     Earning Per Common Share
     ------------------------

     Earnings per common share were computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the year. For the year ended December 31, 1997 and 1996, diluted and basic earnings per share were the same, as the effect of dilutive securities options outstanding was not significant.

     Change in Accounting Principle
     ------------------------------

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

Note 3 - INVENTORIES

     Inventories consisted of the following:
                                          (Unaudited)
                                  For the nine months ended   For the year ended
                                         September 30,           December 31
                                      1998           1997            1997
                                  -----------    -----------  ------------------

         Finished goods           $   330,000    $   415,542     $    314,993
         Production supplies          206,000        147,045          138,527
         Raw materials                185,000        113,865          160,502
                                  -----------    -----------     ------------
                                  $   721,000    $   671,999     $    614,022
                                  ===========    ===========     ============

                    LIFEWAY FOODS, INC. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              SEPTEMBER 30, 1998 AND 1997 AND DECEMBER 31, 1997

Note 4 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:         (Unaudited)
                                                    For the nine months ended
                                                        September 30,               For the year ended
                                                 -------------------------------         December 31
                                                      1998               1997               1997
                                                 -------------    --------------    ------------------

                  Land                           $     658,400     $     658,400      $     658,400
                  Buildings and improvement          1,649,370         1,649,370          1,567,574
                  Machinery and equipment            3,022,256         2,503,863          2,779,201
                  Vehicles                             119,770           109,877            113,885
                  Office equipment                      82,352            56,972             80,231
                                                 -------------     -------------      -------------
                                                 $   5,532,148     $  4,978,482       $   5,199,291
                                                 =============     =============      =============

     Depreciation charged to income for the three and nine months ended September 30, 1998 and 1997 was $ 87,869, $44,417 , $263,607 and $133,253
     respectively, and $234,050 for the year ended December 31, 1997.

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

Note 5 - NOTES PAYABLE

                                                                      (Unaudited)
                                                               For the nine months ended
                                                                     September 30,           For the year ended
                                                              ----------------------------      December 31
                                                                  1998             1997             1997
                                                              -------------   ------------   ------------------

     Mortgage note payable, 1st National Bank of
     Morton Grove, payable in monthly installments
     of $2,548, including interest at 7.5%, with a
     balloon payment of $184,900 due November
     1998.  Collateralized by real estate.                    $    184,932    $    200,983      $  197,106




     Mortgage note payable, American National Bank
     and Trust Company of Chicago, payable in monthly
     installments of $3,161 including interest at 7.25%,
     with a balloon payment of $343,154 due August
     2003.  Collaterlized by real estate.                          397,763         423,511         416,220

     Mortgage note payable, American National Bank and
     Trust Company of Chicago, payable in monthly
     installments of principal of $5,109 plus interest at
     8.05%, with a balloon payment of $618, 214 due
     November 2001.  Collateralized by real estate.                812,356         878,773         858,339

     Note payable, Glenview State Bank, payable in
     monthly installments of $460, including interest
     at 6.25%, due March, 1998.  Collateralized by
     automobile.                                                         0           3,156           1,816
                                                               -----------    ------------     -----------

         Total                                                 $ 1,395,051    $  1,506,423     $ 1,473,481

                    LIFEWAY FOODS, INC. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              SEPTEMBER 30, 1998 AND 1997 AND DECEMBER 31, 1997

Note 5 - NOTES PAYABLE - Continued

                                                                (Unaudited)
                                                        For the nine months ended        For the year ended
                                                               September 30,             For the year ended
                                                       -------------------------------       December 31
                                                           1998               1997               1997
                                                       -----------        ------------   ------------------

Less current maturities                                    266,964             106,903             681,561
                                                       -----------        ------------        ------------

         Total                                         $ 1,128,087        $  1,399,520        $    791,920
                                                       ===========        ============        ============

     Maturities of notes payable are as follows:

         Year Ending December 31,
                           1998                                                               $    681,561
                           1999                                                                     61,308
                           2000                                                                     61,308
                           2001                                                                    669,304
                                                                                              ------------

                           Total                                                              $  1,473,481

Note 6 - PROVISION FOR INCOME TAXES

     The provision for income taxes consists of the following:

                                                                   (Unaudited)
                                                            For the nine months ended
                                                                  September 30,           For the year ended
                                                          ------------------------------     December 31
                                                               1998              1997            1997
                                                          -------------    -------------  ------------------

     Current
         Federal                                          $     323,912    $     323,522     $     369,507
         State                                                   73,616           73,528            82,353
                                                          -------------    -------------     -------------
     Total current                                              397,528          397,050           451,860
     Deferred                                                         0                0            24,942
                                                          -------------    -------------     -------------

     Provision for income taxes                           $     397,528    $     397,050     $     476,802
                                                          =============    =============     =============



     A  reconciliation  of the  provision  for  income  taxes and the income tax computed at the statutory rate is as follows:
                                                                  (Unaudited)
                                                            For the nine months ended
                                                                 September 30,            For the year ended
                                                          ------------------------------       December 31
                                                              1998              1997               1997
                                                          -------------    -------------  ------------------

         Federal income tax expense
            computed at the statutory rate                $     323,912    $     323,522       $   399,596
         State taxes, expense                                    73,616           73,528            58,764
         Permanent book/tax difference                                0                0            18,442
                                                          -------------    -------------       -----------

         Provision for income taxes                       $     397,528    $     397,050       $   476,802
                                                          =============    =============       ===========

                      LIFEWAY FOODS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                SEPTEMBER 30, 1998 AND 1997 AND DECEMBER 31, 1997


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

Note 9 -  INTANGIBLE ASSETS

     Intangible assets consisted of the following at December 31, 1997:

         Covenant Not to Compete                                       $  50,000
         UPC Codes                                                       200,000
         Organization Costs                                               44,343
                                                                       ---------
                                                                         294,343
         Accumulated amortization                                        270,477
                                                                       ---------
                                                                       $  23,866
                                                                       =========
     Total amortization charged against income for the three and nine months ended September 30, 1998 and 1997 was $3,469, $10,611, $10,404 and $31,832
     respectively, and $42,441 for the year ended December 31, 1997.

                      LIFEWAY FOODS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                SEPTEMBER 30, 1998 AND 1997 AND DECEMBER 31, 1997


Note 9 - BUSINESS SEGMENT INFORMATION

     The Company's significant business segments include the sale of dairy products and the operations of a restaurant. "Corporate and other" includes revenues and expenses of the company's export subsidiary, general corporate expenses, interest expense, and interest income. The Company's operations, by business segment for 1997 and 1996 are as follows:

                                             Dairy                           Corporate
        1997                                Products        Restaurant        & Other         Consolidated
     ---------                           ------------      ------------     ------------      ------------

     Sales                               $  5,612,930      $    347,948     $          0      $  5,960,878
     Net Income                          $    750,564      $   (38,400)     $   (11,847)      $    700,317
     Identifiable Assets                 $  6,056,942      $    119,261     $     56,295      $  6,232,498
     Depreciation and
         Amortization                    $    257,073      $     10,548     $      8,870      $    276,491
     Capital Additions                   $  1,272,760      $          0     $          0      $  1,272,760

        1996
     ---------
     Sale                                $  4,863,339      $    432,066     $          0      $  5,295,405
     Net Income                          $    558,134      $     65,080     $    (5,446)      $    617,768
     Identifiable Assets                 $  5,054,029      $    114,878     $     90,731      $  5,259,638
     Depreciation and
         Amortization                    $    223,210      $     11,129     $      8,869      $    243,208
     Capital Additions                   $  1,401,494      $          0     $          0      $  1,401,494

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

                     LIFEWAY FOODS, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               SEPTEMBER 30, 1998 AND 1997 AND DECEMBER 31, 1997

Note 10 - STOCK OPTION PLANS - Continued

     A summary of option transactions during the year ended December 31, 1997 is shown below:

                                                                Number          Weighted-Average
                                                                  of                Exercise
                                                                Shares                Price
                                                               --------         ----------------
     Outstanding and exercisable at January 1, 1997                 ---                   N/A
     Granted                                                     55,000                 $5.00
     Exercised                                                      ---                 $5.00
     Forfeited                                                      ---                   ---
     Expired                                                        ---                   ---
                                                               --------
     Outstanding and exercisable at December 31, 1997            55,000                 $5.00
                                                               ========

     Available for issuance at December 31, 1997                245,000
                                                               ========

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






Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

(1)      Material Changes in Results of Operations

         Net income for the nine month period ending September 30, 1998 was $628,770 an increase of $758 over the same nine month period in 1997. Although sales increased for the current period, they were offset by increased operating expenses and a decrease in other income. The material components of the charges in net income are detailed as follows:

         Sales increased by $680,661, up to $5,072,862 during the nine month period ending September 30, 1998, from $4,392,201 during the same nine month period in 1997. The increase in Sales can be attributed to increased sales volume as well as product price increases implemented during the most recent quarter. Cost of goods sold were $1,399,363 during the nine month period ending
September 30, 1998, a decrease of $93,490 from $1,322,933 during the same nine month period in 1997. This decrease in cost of goods sold can be attributed primarily to a change in product mix: the Company's new production facility has allowed the Company to produce and sell more products having a greater profit margin than in the past.

         Operating expenses increased by $558,922, up to $1,679,994 for the nine month period ending September 30, 1998, from $1,121,072 during the same nine month period in 1997. This increase is primarily attributable to increased expenses incurred in connection with the operation of the new production facility.

         Other income was $-0- for the nine month period ending September 30, 1998, compared to $214,058 for the same nine month period in 1997. The other income in 1997 is attributable to the receipt of rent revenues from a tenant who occupied the real property that was acquired by the Company in 1996. The Company is now occupying the property for its own use.

(2)      Liquidity and Capital Resources

         As of the nine month period ending September 30, 1998, as compared to the nine month period ending September 30, 1997, the Company had working capital in the amount of $1,682,952 as compared to $1,400,638, respectively, an increase of $282,314; and cash on hand in the amounts of $695,799 as compared to $503,366, respectively, an increase of $192,433. These increases are primarily attributable to decreased use of cash in the current year for the purchase of additional equipment and a build-up of inventories for the new production facility, as compared to the prior year. Additionally, there was a decrease in long-term liabilities and a corresponding increase in current liabilities due to the upcoming maturities of several mortgage notes payable, which will be due in 1998. The Company intends to refinance all of these mortgages during 1998.

         The Company's balance in inventory increased by $62,600, up to $721,000 as of September 30, 1998, as compared to $658,400 as of September 30, 1997. The increase is primarily due to an increase in production and sales.




         Net  cash  used in  investing  activities  for the  nine  months  ended
September 30, 1998 was $341,921, as compared to $1,042,404 for the same period in 1997, a decrease of $700,483. The use of cash in both periods is primarily due to the purchase of property and equipment for use in the new production facility.

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

Item 1.  Legal Proceedings - None.

Item 2.  Changes in Securities - None.

Item 3.  Defaults upon Senior Securities - None.

Item 4.  Submission of Matters to a Vote of Securities Holders - None.

Item 5.  Other Information -

         In October 1998 the Company finalized a sublicense agreement with GalaGen, Inc., with an effective date of May 1, 1998. Pursuant to the agreement, the Company obtained the exclusive worldwide rights to two patents, for the duration of the patents, to produce and sell kefir-culture based products which contain immunoglobulins, such as the Company's new functional food product, Basic Plus (TM). GalaGen is the Company's supplier of the Proventra (TM) brand natural immune components used in Basic Plus. The owner of the patents is Metagenics, Incorporated. In exchange for such rights, the Company agreed to pay $10,000 to GalaGen and a royalty to Metagenics of one percent of the net sales price of any kefir-culture based products which contain immunoglobulins.

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits:  Exhibit Number and Brief Description

    3.1  Articles of Incorporation, with Certificate, and Amendments. (1)
    3.2  Bylaws of issuer. (1)
    3.3  Corrected Amendment to the Bylaws. (1)
    10.1 Lifeway Foods, Inc. Consulting and Services Compensation Plan, dated
         June 5, 1995. (2)
    27   Financial Data Schedule. (3)

    ----------------------------
    footnotes:

    (1) Incorporated by reference to the Company's registration statement on Form S-18 (File No. 33-14329-C), and Post-Effective Amendments thereto.
    (2) Incorporated by reference to the Company's registration statement on Form S-8 (File No. 33-93306).
    (3)  Filed herewith.

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

Date:   November 5, 1998





                               EXHIBIT INDEX

NUMBER            BRIEF DESCRIPTION

3.1           Articles of Incorporation, with Certificate, and Amendments. (1)

3.2           Bylaws of issuer. (1)

3.3           Corrected Amendment to the Bylaws. (1)

10.1 Lifeway Foods, Inc. Consulting and Services Compensation Plan, dated June 5, 1995. (2)

27            Financial Data Schedule. (3)

    ----------------------------

    (1) Incorporated by reference to the Company's registration statement on Form S-18 (File No. 33-14329-C), and Post-Effective Amendments thereto.

    (2) Incorporated by reference to the Company's registration statement on Form S-8 (File No. 33-93306).

    (3) Filed herewith.

