Form 10KSB
period 1998-12-31
LIFEWAY FOODS INC
filed 1999-03-31
CIK 814586

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

       [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1998

       [ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

        For the transition period from: ______________ to ______________

                         Commission file number: 0-17363

                               LIFEWAY FOODS, INC.
--------------------------------------------------------------------------------
           (Name of small business issuer as specified in its charter)

               ILLINOIS                                   36-3442829
------------------------------------                   -------------------
     (State or other jurisdiction                        (IRS Employer
   of incorporation or organization)                   Identification No.)


6431 WEST OAKTON, MORTON GROVE, ILLINOIS                      60053
-----------------------------------------                  -----------
(Address of principal executive offices)                    (Zip Code)

Issuer's telephone number:   (847) 967-1010

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

         State issuer's revenues for its most recent fiscal year.   $6,795,099

         State the aggregate market value of the voting stock held by non-affiliates, approximately 1,429,817 shares, computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days. $5,719,268 AS OF MARCH 26, 1999, BASED ON THE AVERAGE CLOSING BID AND ASKED PRICES OF $4.00 PER SHARE AS QUOTED ON NASDAQ.

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 3,785,677 SHARES OF COMMON STOCK AS OF MARCH 26, 1999.

                      DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Notice of Annual Meeting and Proxy Statement for the Registrant's 1998 Annual Meeting of Shareholders to be held June 19, 1999 are incorporated by reference in Part III.

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

ITEM 1.    DESCRIPTION OF BUSINESS.

(a)      Business Development

         Lifeway Foods, Inc. (the "Company") commenced operations in February, 1986, and was incorporated under the laws of the State of Illinois on May 19, 1986. The Company produces: Kefir, a drinkable product similar to but distinct from yogurt, in several flavors sold under the name "Lifeway's Kefir"; a plain farmer's cheese sold under the name "Lifeway's Farmer's Cheese"; fruit sugar-flavored product similar in consistency to cream cheese sold under the name of "Sweet Kiss;" and other Kefir-based products. The Company also produces a vegetable-based seasoning under the name "Golden Zesta." The Company distributes its products primarily throughout the United States. The Company also distributes some of its products internationally by exporting to Eastern Europe.

         (a)(1)   Subsidiary Corporations

         Lifeway International, Inc.

         The Company's wholly owned subsidiary, Lifeway International, Inc. ("LII"), which had been established to export Kefir to Eastern Europe, dissolved in 1998 and its operations were merged into the operations of the Company to simplify the exporting of its products.

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

         The Company's currently sells the products listed below to various retail establishments including supermarkets, grocery stores, gourmet shops, delicatessens and convenience stores.

         LIFEWAY'S KEFIR. "Lifeway's Kefir" is a drinkable Kefir product manufactured in eleven flavors -- plain-regular, plain-low-fat, raspberry, blueberry, strawberry, cherry, peach, banana-strawberry, cappuccino, chocolate and vanilla -- in 32 ounce containers featuring color-coded caps and labels describing nutritional information. In March 1996, the Company began marketing its fat-free, low cholesterol Kefir in six flavors. The Kefir product is currently marketed under the name "Lifeway's Kefir," and is sold from the dairy section. Lifeway's Kefir has a shelf life of approximately 60 days. All flavors contain fructose, fruit juice, Kefir culture, and pasteurized, low-fat milk and natural flavorings.

         GOLDEN ZESTA. In late 1995, the Company began marketing a vegetable-based seasoning under the name "Golden Zesta" which, because of its low sodium content, may also be used as a salt substitute.

         FARMER'S CHEESE. "Farmer's Cheese" is based on a cultured soft cheese and is intended to be used in a variety of recipes as a lowfat, low-cholesterol, low-calorie substitute for cream cheese or ricotta, and is available in regular and Swiss style.

         ELITA. In 1997, the Company introduced "Elita" a low-fat, low-cholesterol spreadable Kefir product which is marketed as an alternative to cream cheese.

         KWASHENKA. "Kwashenka" is a kefir product introduced in 1997, that is designed to be eaten with a spoon, like most yogurt products.

         BASICS PLUS. In May 1997, the Company entered into a collaboration agreement with GalaGen, Inc. for the joint development of a kefir-based product containing certain "passive immunity products" produced by GalaGen, Inc. "Basics Plus" is a new beverage product designed to improve gastrointestinal functions and, thus, enhance the immune system.

         KEFIR STARTER. In 1998, the Company introduced "Kefir Starter" a powder form of Kefir that is sold in envelope packets and allows a consumer to make their own drinkable Kefir at home by adding milk, and is developing sales of the product internationally and via the internet.

         The Company intends to continue to develop new products, such as salad dressing and a frozen dessert product based on Kefir and Farmer's Cheese, although there is no assurance that such products can be developed successfully or marketed profitably.

         (b)(2)   Distribution

         With its seven Company-owned trucks, the Company distributes its products directly to over 1,200 stores in the State of Illinois, including major retail chains such as Jewel Food Stores, Dominick's Finer Foods, Wild Oats Markets, Treasure Island Food Marts, Whole Foods, Cub Foods and Butera Food Stores.

         In addition to the State of Illinois, the Company's products are distributed to over 7,000 stores throughout the United States. The Company has verbal distribution arrangements with various distributors throughout the United States. These verbal distribution arrangements, in the opinion of the Company, allow management the necessary latitude to expand into new areas and markets and establish new relationships with distributors on an ongoing basis. The Company has not offered any exclusive territories to any distributors.

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

         (b)(3)   Marketing

         The Company continues to promote the verifiable nutritional characteristics, purity of product, and good taste of its Kefir and Kefir-based products. The Company primarily advertises its products through local radio stations, which are directed to both users and non-users of cultured milk products of all kinds. In addition, through newspapers and magazines, the Company provides educational information on its products and appeals to the common perception that the products may be of particular benefit for a wide range of ills, including intestinal disorders, and continues to educate the public on the possible health benefits which could be derived from the use of Kefir and Kefir-based products. Although no scientific studies have proven the certainty of such unverifiable health claims, the Company believes that the potential for healthful benefits as suggested by such studies can serve as the basis for an advertising strategy.

         In addition to local radio stations, newspapers and magazines, the Company receives further exposure of its products through the internet, catalog advertising and promotion, inside store demonstrations throughout the U.S, and participation in various trade shows. In 1998, the Company's products were represented at approximately 12 trade shows. The cost of participating in the shows is split between the distributor and the Company.

         In September 1998, the Company hired a new Marketing Director with the purpose of expanding its marketing program. The Company intends to commence print advertising on a regional and national level though health and senior-oriented publications, as well as regional radio advertising. The expanded marketing program also includes product placement in major films and prime time television, promotional taste-testing in grocery stores nationwide, and promotional distribution at major events occurring locally. The Company also intends to introduce a new 8 oz. lowfat drinkable Kefir that will be directed to active, time constrained people and the health conscious who seek a fast and convenient method of obtaining nourishment.

         The Company expended approximately $241,000 and $158,000 on advertising and product promotion in 1998 and 1997, respectively.

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

         (b)(6)   Major Customers

         The Company distributes its products to more than 400 accounts throughout the U.S. Concentrations of credit with regard to trade accounts receivable and sales are limited due to the fact that the Company's customers are spread across different geographic areas. The customers are concentrated in the retail food industry. In 1998, two customers accounted for 10.7% and 8.6% of sales and 19.4% and 14.6% of trade accounts receivable as of December 31, 1998, respectively. For 1997, these two customers accounted for 9.8% and 9.6% of sales and 12.7% and 22.2% of trade accounts receivable as of December 31, 1997, respectively.

         (b)(7) Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements, Labor Contracts

         On December 12, 1989, and June 12, 1990, the U.S. Patent and Trademark Office granted the Company exclusive trademarks for the names "Lifeway's" and "Healthy Eating," respectively. In addition, on January 10, 1992, the Company was granted a trademark for the name "Lifeway's" for its use in Canada since September 9, 1988.

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

         On October 17, 1997, GalaGen, Inc., made application to the U.S. Patent and Trademark Office for the trademark "Basics Plus" for Kefir-based products In July 1998, GalaGen, Inc., assigned the entire interest, including goodwill, of the product to the Company. The Company has a nonexclusive license from GalaGen, Inc., to use the trademark "Proventa" in connection with the Company's sales and marketing of "Basics Plus."

         On September 8, 1998, the Company received trademark approval from the U.S. Patent and Trademark Office for the trademark "Krestyanski" under which the Company sells cheese products in the United States.

         In October 1998 the Company finalized a sublicense agreement with GalaGen, Inc., with an effective date of May 1, 1998. Pursuant to the agreement, the Company obtained the exclusive worldwide rights to two patents, for the duration of the patents, to produce and sell kefir-culture based products which contain immunoglobulins such as the Company's new functional food product, Basics Plus. GalaGen is the Company's supplier of the Proventra brand natural immune components used in Basics Plus. The owner of the patents is Metagenics, Incorporated. In exchange for such rights, the Company agreed to pay $10,000 to GalaGen and a royalty to Metagenics of one percent of the net sales price of any kefir-culture based products which contain immunoglobulins.

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

         (b)(9)   Research and Development

         The Company continues its program of new product development, centered around the nutritional and "low calorie" features of its proprietary Kefir formulas. The Company's research and development efforts have resulted in the successful introduction to market of a "drinkable yogurt." In 1997, the Company introduced two new products: 1) "Elita" - a low-fat, low-cholesterol spreadable kefir product which is marketed as a substitute for cream cheese; and 2) "Kwashenka" - a spoonable kefir product. In 1998, the Company introduced "Kefir Starter" a powder form of Kefir that is sold in envelope packets and allows a consumer to make their own drinkable Kefir at home by adding milk, and "Basics Plus" a Kefir based beverage containing certain "passive immunity products" produced by GalaGen, Inc., under the name "Proventa."

         The Company conducts primarily all of its research internally, but at times will employ the services of an outside testing facility. In the fiscal years 1998 and 1997, the Company estimates it expended approximately $13,000 and $16,000, respectively, for research and new product development, which costs were not borne directly by its customers.

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

ITEM 2.    DESCRIPTION OF PROPERTY.

         On May 16, 1988, the Company purchased a 26,000 square foot parcel of real property, including an 8,500 square foot one-story building, located at 7625 N. Austin Street, Skokie, Illinois. The purpose of the purchase was to enable the Company to expand its production facilities and capacity pursuant to its business plan and growing demand for its product. The Company brought the facility to full capacity and completed its remodeling in 1994. In addition to the increase in capacity, because of improved storage facilities, the Company has been able to incur savings in the purchase of milk and other raw materials, by virtue of its increased capacity to store bulk purchases. The loan to the Company from 1st National Bank of Morton Grove, collateralized by the real estate, was refinanced in 1998 and is payable in monthly installments of $1,767, including interest at 7.25%, with a balloon payment of $139,838 due November, 2003. At December 31, 1998, the loan had a balance of $184,282.

         On October 9, 1992, the Company purchased certain real estate located at 7800 N. Caldwell, Niles, Illinois. This property consists of approximately 75,000 square feet of commercially zoned property, and a 7,750 square foot building. The loan to the Company from American National Bank and Trust Company of Chicago, collateralized by the real estate, was refinanced in 1998 and has a balloon payment of $343,151 due in August 2003 and carries an interest rate of 7.25% per annum. The Company's monthly payments are $3,161. At December 31, 1998, the loan had a balance of $395,731. The Company refurbished the property in late 1992 and put it into productive use as a supper club facility, known as "Moscow Nites," catering to the Chicago area's Russian and East European ethnic communities. The premises are operated by the Company's wholly-owned subsidiary, LFI Enterprises, Inc., an Illinois corporation.

         On October 16, 1996, the Company purchased a 110,000 square foot parcel of real property, zoned commercial, including a 46,000 square foot one-story building, located at 6431 Oakton Avenue, Morton Grove, Illinois. The purchase enabled the Company to further expand its production facilities and capacity. The loan to the Company from American National Bank and Trust Company of Chicago, collateralized by the real estate, has a balloon payment of $618,214 due in November 2001. The mortgage note is payable in monthly installments of principal of $5,109 plus interest at 8.05%. At December 31, 1998, the loan had a balance of $802,138.

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

ITEM 3.    LEGAL PROCEEDINGS.

         Neither the Company, its Subsidiaries, nor its properties are a party to or a subject of any pending material legal proceeding.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matter was submitted during the fourth quarter of the fiscal year ended December 31, 1998, to a vote of security holders through the solicitation of proxies or otherwise.

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

         The range of high and low bid quotations for the Company's Common Stock for the quarterly periods within the two most recent fiscal years, as reported on America Online quotation services, is set forth in the following table:

                                             Low Bid          High Bid
                                             -------          --------
                  1st Qtr.  1997             $  3.25          $ 4.1875
                  2nd Qtr.  1997             $ 3.125          $ 4.1875
                  3rd Qtr.  1997             $4.0625          $   6.00
                  4th Qtr.  1997             $ 5.625          $   9.00

                  1st Qtr.  1998             $  7.50          $  9.375
                  2nd Qtr.  1998             $  6.00          $ 7.5625
                  3rd Qtr.  1998             $  4.50          $   6.25
                  4th Qtr.  1998             $  3.00          $   6.25

(b)      Holders

         As of March 25, 1999, there were approximately 148 holders of record of the Company's Common Stock (not including beneficial owners holding in "street-name").

(c)      Dividends

         The Company has paid no cash dividends on its Common Stock and management does not anticipate that such dividends will be paid in the foreseeable future.

ITEM 6.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

(a) Management's Discussion and Analysis of Financial Condition and Results of Operations

         (a)(1)   Results of Operations

         Net income increased by $62,299, up to $762,616 in 1998 from $700,317 in 1997. The material components of this increase are detailed as follows:

         Sales and cost of goods sold increased by $834,221 and $262,475, respectively, up to $6,795,099 and $3,697,080 in 1998 from $5,960,878 and
$3,434,605 in 1997, respectively. These increases are primarily attributable to increased sales of existing products and the introduction of new products in 1998. Costs of goods sold as a percentage of sales decreased in 1998, and the gross margin percentage increased in 1998, primarily due to volume purchases and varying the product mixes.

         Interest expense decreased by $17,996 to $106,222 in 1998, from $124,218 in 1997. The decrease is primarily attributable to refinancing of mortgages on real property.


         Operating expenses increased by $272,250 to $1,758,588 in 1998, from $1,486,338 in 1997. The increase is primarily attributable to increased advertising, professional fees and depreciation in 1998.

         Rental income decreased by $214,058 to $0.00 in 1998, from $214,058 during 1997. The decrease is attributable to the loss of receipt of rent revenues from a tenant who occupied the real property that was acquired by the Company in late 1996. The tenant vacated the property during the second quarter of 1997, and the Company is now occupying the property for its own use.

         Provision for income taxes increased by $66,519, up to $543,321 in 1998 from $476,802 in 1997. The provision for income taxes was approximately 41% of pre-tax income in both years.

         Export sales in 1998 were approximately $298,000, down from approximately 381,000 in 1997. This decrease is primarily due to the poor economic conditions in Russia.

         LFI Enterprises, Inc., the Company's supper club facility, had sales of $343,606 in 1998 and $347,948 in 1997, and a net loss of $8,066 in 1998 and a net loss of $38,400 in 1997.

         (a)(2)   Liquidity and Capital Resources

         As of December 31, 1998 and December 31, 1997, respectively, the Company had working capital in the amount of $1,966,521 and $787,679, and cash and cash equivalents in the amounts of $628,415 and $550,670. Cash flow from operations was generated by the primary business activity of the Company. These increases are primarily attributable to increases in inventory and an increase in long-term liabilities and a corresponding decrease in current liabilities due to the refinancing of several mortgage notes due in 1998, but are now due in 2003. The Company expects all cash requirements can be met internally for the next 12-month period.

         Net cash provided by operating activities decreased by $92,232 to $850,399 in 1998, from $942,631 in 1997. The decrease is primarily due to a decrease in operating liabilities (accrued expenses). Net cash used in investing activities decreased by $606,392 to $680,319 in 1998 from $1,286,711 in 1997.
This decrease is primarily a result of fewer purchases of equipment in 1998.

         The Company has reviewed the Year 2000 issue and has determined that the potential consequences of the Year 2000 issue should have no material effects on its business as the use of date sensitive computer information is limited and the commercial software used for administrative purposes is Year 2000 compliant. However, the Company can make no assurance regarding the impact of the Year 2000 issue on its business as a result of acts or omissions not within its control, such as acts or omissions of distributors, retailers or nonaffiliated manufacturers of components used in the Company's business. The Year 2000 issue is the result of computer programs that use two digits rather than four to define the applicable year.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTANT AND FINANCIAL DISCLOSURE

           Not Applicable.

                      LIFEWAY FOODS, INC. AND SUBSIDIARIES

                                  ANNUAL REPORT

                           DECEMBER 31, 1998 AND 1997


                                TABLE OF CONTENTS


Independent Auditors' Report.........................................       F2

Consolidated Balance Sheet...........................................    F3-F4

Consolidated Statements of Income and Comprehensive Income...........       F5

Consolidated Statements of Changes in Stockholders' Equity...........       F6

Consolidated Statements of Cash Flows................................    F7-F8

Notes to Consolidated Financial Statements...........................   F9-F15


                                       F1

                          INDEPENDENT AUDITORS' REPORT



To the Board of Directors and Stockholders
LIFEWAY FOODS, INC.
Skokie, Illinois


We have audited the consolidated balance sheet of LIFEWAY FOODS, INC. AND SUBSIDIARIES as of December 31, 1998 and the related consolidated statements of income and comprehensive income, changes in stockholders' equity, and cash flows for the years ended December 31, 1998 and 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of LIFEWAY FOODS, INC. AND SUBSIDIARIES as of December 31, 1998, and the results of their operations and their cash flows for the years ended December 31, 1998 and 1997 in conformity with generally accepted accounting principles.



/s/ Gleeson, Sklar, Sawyers & Cumpata LLP
Elgin, Illinois
February 17, 1999


                                       F2

                      LIFEWAY FOODS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 1998



ASSETS
CURRENT ASSETS
    Cash and cash equivalents                        $   628,415
    Certificates of deposit                              239,993
    Marketable securities                                100,435
    Accounts receivable                                  847,269
    Other receivables                                     16,200
    Inventories                                          851,517
    Prepaid expenses and other assets                     11,772
    Deferred income taxes                                 36,858
                                                     -----------
    TOTAL CURRENT ASSETS                               2,732,459

PROPERTY, PLANT AND EQUIPMENT, AT COST
    Land                                                 658,400
    Buildings, machinery and equipment                 5,150,248
                                                     -----------
    Total                                              5,808,648
    Less accumulated depreciation                     (1,660,628)
                                                     -----------
    PROPERTY, PLANT AND EQUIPMENT, NET                 4,148,020

OTHER ASSETS
    INTANGIBLE ASSETS, NET                                10,000
                                                     -----------

TOTAL ASSETS                                         $ 6,890,479
                                                     ===========


                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS


                                       F3

                      LIFEWAY FOODS, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEET - CONTINUED
                                DECEMBER 31, 1998



LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
    Current maturities of notes payable                                $   85,191
    Accounts payable                                                      513,672
    Accrued expenses                                                      167,075
                                                                       ----------
    TOTAL CURRENT LIABILITIES                                             765,938

LONG-TERM LIABILITIES                                                   1,314,812

DEFERRED INCOME TAXES                                                     171,960

STOCKHOLDERS' EQUITY
    Common stock                                                        1,426,916
    Retained earnings                                                   3,241,308
    Accumulated other comprehensive income, net of tax                    (11,637)
    Treasury stock, at cost                                               (18,818)
                                                                       ----------
    TOTAL STOCKHOLDERS' EQUITY                                          4,637,769
                                                                       ----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                             $6,890,479
                                                                       ==========



                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS


                                       F4

                      LIFEWAY FOODS, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                 FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997



                                                          1998            1997
                                                       -----------     -----------
SALES                                                  $ 6,795,099     $ 5,960,878

Cost of goods sold                                       3,697,080       3,434,605
                                                       -----------     -----------

GROSS PROFIT                                             3,098,019       2,526,273

Operating expenses                                       1,758,588       1,486,338
                                                       -----------     -----------

INCOME FROM OPERATIONS                                   1,339,431       1,039,935

Other income (expense):
    Interest income                                         38,104          47,344
    Interest expense                                      (106,222)       (124,218)
    Gain on sale of marketable securities                   34,624              --
    Rental income                                               --         214,058
                                                       -----------     -----------
    Total other income (expense)                           (33,494)        137,184

INCOME BEFORE PROVISION FOR INCOME TAXES                 1,305,937       1,177,119

Provision for income taxes                                 543,321         476,802
                                                       -----------     -----------

NET INCOME                                             $   762,616     $   700,317
                                                       ===========     ===========

EARNINGS PER SHARE COMMON SHARE                        $      0.20     $      0.19
                                                       ===========     ===========

WEIGHTED AVERAGE SHARES OUTSTANDING                      3,781,355       3,776,102
                                                       ===========     ===========


COMPREHENSIVE INCOME:

NET INCOME                                             $   762,616     $   700,317

OTHER COMPREHENSIVE INCOME, NET OF TAX:
    UNREALIZED LOSSES ON SECURITIES
      (NET OF TAX BENEFIT OF $9,994)                       (11,637)             --
                                                       -----------     -----------

COMPREHENSIVE INCOME                                   $   750,979     $   700,317
                                                       ============    ============


                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS


                                       F5

                      LIFEWAY FOODS, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997


                                                 COMMON STOCK,
                                                  NO PAR VALUE
                                                10,000,000 SHARES       # OF
                                                   AUTHORIZED          SHARES                                        ACCUMULATED
                                            -----------------------      OF                                            OTHER
                                            # OF SHARES  # OF SHARES  TREASURY    COMMON     TREASURY    RETAINED   COMPREHENSIVE
                                              ISSUED     OUTSTANDING   STOCK      STOCK       STOCK      EARNINGS      INCOME
                                            -----------  -----------  --------  ----------  ----------  ----------  -------------
BALANCES AT DECEMBER 31, 1996                 3,785,377    3,785,377    10,400  $1,374,754  $  (18,818) $1,778,375  $          --

Stock in exchange for
    services rendered                             3,900        3,900        --      21,562          --          --             --


Net income for the year
    ended December 31, 1997                          --           --        --          --          --     700,317             --
                                            -----------  -----------  --------  ----------  ----------  ----------  -------------

BALANCES AT DECEMBER 31, 1997                 3,789,277    3,789,277    10,400   1,396,316     (18,818)  2,478,692             --

Stock in exchange for
                                                  6,800        6,800        --      30,600          --          --             --

Other comprehensive income:
    Unrealized losses on securities                  --           --        --          --          --          --        (11,637)

Net income for the year
    ended December 31, 1998                          --           --        --          --          --     762,616             --
                                           ------------  -----------  --------  ----------  ----------  ----------  -------------

BALANCES AT DECEMBER 31, 1998                 3,796,077    3,796,077    10,400  $1,426,916  $ (18,818)  $3,241,308  $     (11,637)
                                           ============  ===========  ========  ==========  ==========  ==========  =============



                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS


                                       F6

                      LIFEWAY FOODS, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997





                                                                       1998          1997
                                                                    ---------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     NET INCOME                                                     $ 762,616    $   700,317
     Adjustments to reconcile net income to net
      cash flows from operating activities:
       Depreciation and amortization                                  391,007        276,491
       Realized gain on sale of marketable securities                 (34,624)            --
       Issuance of common stock in exchange
         for services rendered                                         30,600         21,562
       Decrease in allowance for doubtful accounts                    (48,000)            --
         Deferred income taxes                                        115,217         24,942
         (Increase) decrease in operating assets:
         Accounts receivable                                           18,976      (197,837)
         Other receivables                                             (1,000)        8,400
         Inventories                                                 (237,495)     (200,698)
         Prepaid expenses and other assets                             (4,058)           --
       Increase (decrease) in operating liabilities:
         Accounts payable                                             119,282        152,311
         Accrued expenses                                            (262,122)       157,143
                                                                   ----------    -----------
NET CASH PROVIDED BY OPERATING ACTIVITIES                             850,399        942,631

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of marketable securities                               (305,490)       (13,951)
     Sale of marketable securities                                    218,048             --
     Purchase of property, plant and equipment                       (592,877)    (1,272,760)
                                                                   ----------    -----------
NET CASH USED IN INVESTING ACTIVITIES                                (680,319)    (1,286,711)

CASH FLOWS USED IN FINANCING ACTIVITIES:
     REPAYMENT OF NOTES PAYABLE                                       (92,335)      (101,351)
                                                                   ----------    -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                   77,745       (445,431)

Cash and cash equivalents at the beginning of the year                550,670        996,101
                                                                   ----------    -----------

CASH AND CASH EQUIVALENTS AT END OF YEAR                           $  628,415    $   550,670
                                                                   ==========    ===========


                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS


                                       F7

                      LIFEWAY FOODS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS CASH FLOWS - CONTINUED
                 FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997






                                                                   1998       1997
                                                                ---------   ---------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
     Cash paid for interest                                     $ 106,222   $ 124,218
                                                                =========   =========
     Cash paid for income taxes                                 $ 623,000   $ 267,996
                                                                =========   =========

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING
 AND FINANCING ACTIVITIES:
     Refinancing of mortgages                                   $ 582,696   $      --
                                                                =========   =========
     Purchase of automobile by issuing a note payable           $  18,857   $      --
                                                                =========   =========
     Issuance of common stock in exchange for consulting fees   $  30,600   $  21,562
                                                                =========   =========


                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS


                                       F8

                      LIFEWAY FOODS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1998 AND 1997


Note 1 - NATURE OF BUSINESS

     Lifeway Foods, Inc. (The "Company") commenced operations in February, 1986, and incorporated under the laws of the State of Illinois on May 19, 1986. The Company's principle business activity is the production of dairy products. Specifically, the Company produces Kefir, a drinkable product which is similar to but distinct from yogurt in several flavors sold under the name "Lifeway's Kefir;" a plain farmer's cheese sold under the name "Lifeway's Farmer's Cheese;" a fruit sugar-flavored product similar in consistency to cream cheese sold under the name of "Sweet Kiss;" and a new dairy beverage, similar to Kefir, with increased protein and calcium, sold under the name "Basics Plus." The Company currently distributes its products throughout the Chicago metropolitan area through local food stores. In addition, the products are sold throughout the United States and Ontario, Canada. The Company also distributes some of its products internationally by exporting to Eastern Europe. For the years ended December 31, 1998 and 1997 export sales of the Company were approximately $298,000 and $381,000, respectively.

     On September 30, 1992, the Company formed a wholly-owned subsidiary, LFI Enterprises, Inc., (LFIE) incorporated in the State of Illinois. LFIE was formed for the purpose of operating a "Russian" theme restaurant and supper club on the property acquired by the Company on October 9, 1992. The restaurant/supper club commenced its operations in late November 1992.

     In 1992, the Company formed Lifeway International, Inc. ("LII"), a wholly-owned subsidiary incorporated in the state of Illinois, to facilitate the distribution of its products to Eastern Europe. LII was dissolved in 1998, and its operations were merged into the operations of the Company to simplify the exporting of its products.


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

         Cash and cash equivalents

         All highly liquid investments purchased with an original maturity of three months or less are considered to be cash equivalents.


                                       F9

                       LIFEWAY FOODS INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                           DECEMBER 31, 1998 AND 1997



Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

         The Company maintains cash deposits at several banks located in the greater Chicago, Illinois metropolitan area. Deposits at each bank are insured by the Federal Deposit Insurance Corporation up to $100,000.

         Bank balances of amounts reported by financial institutions are categorized as follows at December 31, 1998:

         Amounts insured by FDIC                        $ 212,418
         Uninsured and uncollateralized amounts           537,431
                                                        ---------
         Total bank balances                            $ 749,849
                                                        =========

         Marketable Securities

         Marketable securities are classified as available-for-sale and are stated at market value. Gains and losses related to marketable securities sold are determined by the specific identification method.

         Accounts receivable

         The allowance for doubtful accounts is based on management's evaluation of outstanding accounts receivable at the end of the year. At December 31, 1998, no allowance for doubtful accounts has been made since all receivables were considered collectible.

         Inventories

         Inventories are stated at lower of cost or market, cost being determined by the first-in, first-out method.

         Property, plant and equipment

         Property, plant and equipment are stated at the lower of cost or net realizable value. Depreciation is computed using the straight line method. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts, and any resulting gain or loss is recognized in income for the period. The cost of maintenance and repairs is charged to income as incurred; significant renewals and betterments are capitalized.

         Property, plant and equipment are being depreciated over the following useful lives:

                  Category                                    Years
                  --------                                   -------
                  Buildings and improvements                 19 - 31
                  Machinery and equipment                       5-12
                  Office equipment                               5-7
                  Vehicles                                         5

         Intangible assets

         Intangible assets are stated at cost and are amortized over the estimated useful lives of the assets using the straight-line method as follows:

                  Covenant not to compete                    10 years
                  U.P.C. Codes                                7 years
                  Organization costs                          5 years


                                      F10

                       LIFEWAY FOODS INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                           DECEMBER 31, 1998 AND 1997


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

         The principal sources of temporary differences are different depreciation methods for financial statement and tax purposes, unrealized gains or losses related to marketable securities, capitalization of indirect costs for tax purposes and the use of the allowance method for book purposes versus the direct method for tax purposes for bad debts.

         Advertising costs

         The Company expenses advertising costs as incurred. During 1998 and 1997, $240,636 and $158,183, respectively, were expensed.

         Earnings per common share

         Earnings per common share were computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the year. For the years ended December 31, 1998 and 1997, diluted and basic earnings per share were the same, as the effect of dilutive securities options outstanding was not significant.


Note 3 - MARKETABLE SECURITIES

     The cost and fair value of marketable securities available for sale at December 31, 1998 follow:

                                               Unrealized      Unrealized        Fair
                                  Cost            Gains          Losses          Value
                                ---------      ----------      ----------      ---------
         Equities               $ 122,066      $       --      $  (21,631)     $ 100,435

         Proceeds from the sale of marketable securities were $218,048 in 1998. Gross gains of $34,624 were realized on those sales.


Note 4 - INVENTORIES

     Inventories consisted of the following at December 31, 1998:

         Raw materials                           $ 135,452
         Production supplies                       132,281
         Work in process                            49,560
         Finished goods                            534,224
                                                 ---------
         Total                                   $ 851,517
                                                 =========


                                      F11

                       LIFEWAY FOODS INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                           DECEMBER 31, 1998 AND 1997


Note 5 - PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment consisted of the following at December 31, 1998:

         Land                                          $   658,400
         Buildings and improvements                      1,631,557
         Machinery and equipment                         3,261,618
         Vehicles                                          176,842
         Office equipment                                   80,231
                                                       -----------
         Total                                         $ 5,808,648
                                                       ===========

     Depreciation charged to income was $377,142 and $234,050 in 1998 and 1997, respectively.

     The Company acquired its main facility in 1996, and continued to rent to the previous tenant until the middle of 1997. Accordingly, the Company recognized $214,058 of rental income during 1997.


Note 6 - NOTES PAYABLE

     Mortgage note payable,  First National Bank of Morton Grove, payable in monthly installments of
     $1,767,  including  interest at 7.25%,  with a balloon  payment of $139,838 due November  2003.
     Collateralized by real estate.                                                                     $   184,282


     Mortgage note payable, American National Bank and Trust Company of Chicago, payable in monthly installments of $3,161 including interest at 7.25%, with a balloon payment of $343,151 due August 2003. Collateralized by real estate. 395,731

     Mortgage note payable, American National Bank and Trust Company of Chicago, payable in monthly installments of principal of $5,109 plus interest at 8.05%, with a balloon payment of $618,214 due November 2001. Collateralized by real estate. 802,138

     Note payable,  Ford Motor Credit,  payable in monthly  installments of $540, including interest
     at 1.9%, due October 2001. Collateralized by a vehicle.                                                 17,852
                                                                                                        -----------
                                                                                                          1,400,003
          Total
                                                                                                             85,191
          Less current maturities
                                                                                                        -----------
                                                                                                        $ 1,314,812
          Total
                                                                                                        ===========

     Maturities of notes payable are as follows:
        Year Ending December 31
                                 1999                   $    85,191
                                 2000                        86,636
                                 2001                       705,315
                                 2002                        21,974
                                 2003                       500,887
                                                        -----------
                                Total                   $ 1,400,003
                                                        ===========


                                      F12

                       LIFEWAY FOODS INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                           DECEMBER 31, 1998 AND 1997


Note 7 - PROVISION FOR INCOME TAXES

     The provision for income taxes consisted of:

        Current                                                                  1998       1997
                                                                               --------   --------
             Federal                                                           $339,750   $369,507
             State                                                               78,362     82,353
                                                                               --------   --------
        Total current                                                           418,112    451,860


        Deferred
             Federal                                                            104,154     21,843
             State                                                               21,055      3,099
                                                                               --------   --------
        Provision for income taxes                                             $543,321   $476,802
                                                                               ========   ========

     A reconciliation of the provision for income taxes and the income tax computed at the Federal statutory rate is as follows:

                                                                                 1998       1997
                                                                               --------   --------
        Federal income tax expense computed at the statutory rate              $444,019   $399,596
        State taxes, expense                                                     69,373     58,764
        Permanent book/tax differences                                           29,929     18,442
                                                                               --------   --------
        Provision for income taxes                                             $543,321   $476,802
                                                                               ========   ========

     Amounts for deferred tax assets and liabilities as of December 31, 1998 were are as follows:

        Non-current deferred tax liabilities arising from:
             Temporary differences - principally
                Book/tax, accumulated depreciation                             $171,960
                                                                               --------
             Total deferred tax liabilities                                    $171,960

        Current deferred tax assets arising from:
                Book/tax, allowance for unrealized losses                      $  9,994
                Book/tax, inventories                                            26,864
                                                                               --------
        Total deferred tax assets                                                36,858
                                                                               --------
        Net deferred tax liability                                             $135,102
                                                                               ========


Note 8 - CUSTOMERS AND CREDIT CONCENTRATIONS

     Concentrations of credit with regard to trade accounts receivable, which are uncollateralized, and sales are limited due to the fact that the Company's customers are spread across different geographic areas. The customers are concentrated in the retail food industry. Two customers accounted for 10.7% and 8.6% of 1998 sales and 19.4% and 14.6% of trade accounts receivable as of December 31, 1998, respectively. For 1997, these two customers accounted for 9.8% and 9.6% of sales and 12.7% and 22.2% of trade accounts receivable, respectively.


                                      F13

                       LIFEWAY FOODS INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                           DECEMBER 31, 1998 AND 1997


Note 9 - INTANGIBLE ASSETS

     Intangible assets consisted of the following at December 31, 1998:

          Covenant not to compete            $ 50,000
          U.P.C. Codes                        200,000
          Organization costs                   44,343
                                             --------
          Total                               294,343
          Less accumulated amortization       284,343
                                             --------
          Intangible assets, net             $ 10,000
                                             ========

         Total amortization charged against income for the years ended December 31, 1998 and 1997 was $13,865 and $42,441, respectively.


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

     The option price, number of shares, grant date, and vesting terms are determined at the discretion of the Company's Board of Directors. Options issued under the plan expire June 30, 2000.

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighed-average assumptions used for grants: dividend yield of 0%, expected volatility of 54%, risk-free interest rate of 6.2%, and expected lives of three years. The weighted-average fair value of these options granted during 1997 was $1.48 per share.

     The Company has chosen to account for stock-based compensation in accordance with APB Opinion 25. If compensation cost would have been recognized in accordance with Statement of Financial Accounting Standards No. 123, " Accounting for Stock-Based Compensation," compensation cost would not have increased for 1998, and net income would have remained the same for 1998. For 1997, compensation cost would have been increased by approximately $81,000, net income would have been reduced by approximately $48,000 and earnings per share would have been reduced by $0.01.


                                      F14

                       LIFEWAY FOODS INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                           DECEMBER 31, 1998 AND 1997


Note 10 - STOCK OPTION PLANS - Continued

     A summary of stock option transactions during the years ended December 31, 1998 and 1997 is shown below:

                                                         1998                                  1997
                                         -------------------------------------  ------------------------------------
                                            Number        Weighted-Average        Number       Weighted-Average
                                              of              Exercise              of             Exercise
                                            Shares              Price             Shares             Price
                                         -------------  ----------------------  ----------  ------------------------
     Outstanding and exercisable                55,000      $      5.00                 --                N/A
       at beginning of year
     Granted                                        --               --             55,000       $      5.00
     Exercised                                      --               --                 --                --
     Forfeited                                      --               --                 --                --
     Expired                                        --               --                 --                --
                                         -------------      -----------         ----------       -----------
     Outstanding and exercisable
       at end of year                           55,000      $      5.00             55,000       $      5.00
                                         =============      ===========         ==========       ===========
     Available for issuance
       at December 31, 1997                    245,000
                                         =============
     Available for issuance
       at December 31, 1998                    245,000
                                         =============


Note 11 - FAIR VALUE OF FINANCIAL INSTRUMENTS

     The estimated fair values of the Company's financial instruments, none of which are held for trading purposes, are as follows at December 31, 1998:

                                              Carrying        Fair
                                               Amount         Value
                                             -----------   -----------
          Cash and cash equivalents          $   628,415   $   628,415
          Certificates of deposit                239,993       239,993
          Marketable securities                  100,435       100,435
          Note payable to bank                    17,852        17,852
          Mortgages payable                    1,382,151     1,377,303
                                             -----------   -----------
          Total                              $ 2,368,846   $ 2,363,998
                                             ===========   ===========

     The carrying values of cash and cash equivalents, certificates of deposit, marketable securities, and the note payable to bank approximate fair values. The fair value of the mortgage payable is based on the discounted value of contractual cash flows. The discount rate is estimated using the rates currently offered for debt with similar maturities.


                                      F15

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

(a) Executive Officers. The executive officers of the Company are as follows:

Name                                  Age        Position                                             Officer Since
------------------------------- ---------------- -------------------------------------------------- ------------------
Michael Smolyansky                     51        CEO, CFO, President, Treasurer and Director              1986
Valeriy Nikolenko                      53        Vice President-Production and Secretary                  1993

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

(b)      Compliance With Section 16(a) of the Securities Exchange Act of 1934

         Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than 10% of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission ("SEC"). Officers, directors, and greater than 10% shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. Based solely on its review of copies of such reports received or written representations from certain reporting persons, the Company believes that, during the year ended December 31, 1998, all Section 16(a) filing requirements applicable to its officers, directors and ten percent shareholders were complied with except for the late filing of reports of one direct transaction by Michael Smolyansky, one indirect transaction by the Smolyansky Family Foundation, a private charitable foundation of which Michael Smolyansky is a trustee, and six indirect transactions by the spouse of Michael Smolyansky, all of which were reported on Form 5.

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

         3.1 Articles of Incorporation of Registrant, with Certificate, and Amendments. (1)

         3.2      Bylaws of Registrant. (1)

         3.3      Corrected Amendment to the Bylaws of Registrant. (1)

         10.1 Lifeway Foods, Inc. Consulting and Services Compensation Plan, dated June 5, 1995. (2)

         21.2     List of Subsidiaries of the Registrant. (3)

         27       Financial Data Schedule. (3)

         ------------------------

         (1) Incorporated by reference to the Company's Registration Statement on Form S-18 (Commission File No. 33-14329-C), and Post-Effective Amendments thereto.

         (2) Incorporated by reference to the Company's Registration Statement on Form S-8 (Commission File No. 33-93306).

         (3)      Filed herewith.

(b)      Reports on Form 8-K

         None.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunder duly authorized.

                                LIFEWAY FOODS, INC.



                                By   /s/ Michael Smolyansky
                                  ----------------------------------------------
                                   Michael Smolyansky, Chief Executive Officer,
                                   Chief Financial and Accounting Officer,
                                   President, Treasurer and Director

                                Date:    March 26, 1999

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



                                By   /s/ Michael Smolyansky
                                  ----------------------------------------------
                                   Michael Smolyansky, Chief Executive Officer,
                                   Chief Financial and Accounting Officer,
                                   President, Treasurer and Director

                                Date:    March 26, 1999



                                By   /s/ Pol Sikar
                                  ----------------------------------------------
                                   Pol Sikar, Director

                                Date:    March 26, 1999



                                By   /s/ Rick D. Salm
                                  ----------------------------------------------
                                   Rick D. Salm, Director

                                Date:    March 26, 1999




                                By   /s/ Lorenzo Bernardi
                                  ----------------------------------------------
                                   Lorenzo Bernardi, Director

                                Date:    March 26, 1999

                                  EXHIBIT INDEX

Exhibit Number and Brief Description
------------------------------------
         3.1      Articles of Incorporation of Registrant, with Certificate, and
                  Amendments. (1)

         3.2      Bylaws of Registrant. (1)

         3.3      Corrected Amendment to the Bylaws of Registrant. (1)

         10.1 Lifeway Foods, Inc. Consulting and Services Compensation Plan, dated June 5, 1995. (2)

         21.2     List of Subsidiaries of the Registrant. (3)

         27       Financial Data Schedule. (3)

         ------------------------

         (1) Incorporated by reference to the Company's Registration Statement on Form S-18 (Commission File No. 33-14329-C), and Post-Effective Amendments thereto.

         (2) Incorporated by reference to the Company's Registration Statement on Form S-8 (Commission File No. 33-93306).

         (3)      Filed herewith.