Form 10QSB
period 1999-03-31
LIFEWAY FOODS INC
filed 1999-05-13
CIK 814586

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB

(Mark One)

         [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 1999

         [ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE
                  ACT

                              For the transition period from ________________ to __________________ Commission file number: 0-17363

                              LIFEWAY FOODS, INC.
-------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in it charter)

         ILLINOIS                                       36-3442829
-------------------------------------------------------------------------------
(State or other jurisdiction of              (IRS Employer Identification No.)
incorporation or organization)

                 6431 WEST OAKTON, MORTON GROVE, ILLINOIS 60053
-------------------------------------------------------------------------------
                   (Address of principal executive offices)

                                 (847) 967-1010
                                 --------------
                          (issuer's telephone number)

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: AS OF MAY 6, 1999, THE ISSUER HAD 3,785,677 SHARES OF COMMON STOCK, NO PAR VALUE, OUTSTANDING.

Transitional Small Business Disclosure Format (Check one):    Yes [ ]    No [X]

                                     INDEX



PART I - FINANCIAL INFORMATION                                                                   PAGE
                                                                                                 ----
ITEM 1.  FINANCIAL STATEMENTS.
                                                                                                  F-1
         Lifeway Foods, Inc. and Subsidiaries
         March 31, 1999 and 1998

                  Consolidated Balance Sheets
                  December 31, 1998 and
                  March 31, 1999 and 1998 (unaudited)                                          F-2 - F-3

                  Consolidated Statements of Income
                  for the year ended December 31, 1998 and
                  for the three months ended March 31, 1999 and 1998 (unaudited)                  F-4

                  Consolidated Statements of Changes in Stockholders' Equity
                  for the year ended December 31, 1998 and
                  for the three months ended March 31, 1999 and 1998 (unaudited)                  F-5

                  Consolidated Statements of Cash Flows
                  for the year ended December 31, 1998 and
                  for the three months ended March 31, 1999 and 1998 (unaudited)               F-6 - F-7

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

                         PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS.










                      LIFEWAY FOODS, INC. AND SUBSIDIARIES
                              FINANCIAL STATEMENTS
                            MARCH 31, 1999 AND 1998

                      LIFEWAY FOODS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET





                                               (UNAUDITED)
                                                 MARCH 31,
                                             -----------------------    DECEMBER 31,
ASSETS                                          1999        1998            1998
                                             ----------   ----------   ------------

CURRENT ASSETS
  Cash and cash equivalent                   $  592,420   $  482,090   $    628,415
  Certificates of Deposit                       243,063      230,115        239,993
  Marketable Securities                         165,221            0        100,435
  Accounts receivable, net of allowance
     for doubtful accounts of  $ 0 at
     March 31, 1999 and December 31, 1998,
     and $ 48,000 at March 31, 1998           1,037,000      857,105        847,269
  Other receivables                              16,200       16,200         16,200
  Inventories                                   796,517      605,022        851,517
  Prepaid expenses and other assets              51,772       43,655         11,772
  Deferred income taxes                          36,858       17,936         36,858
                                             ----------   ----------   ------------

      TOTAL CURRENT ASSET                     2,939,051    2,252,123      2,732,459

PROPERTY AND EQUIPMENT
  Land                                          658,400      658,400        658,400
  Buildings, machinery and equipment          5,271,833    4,621,169      5,150,248
                                             ----------   ----------   ------------
  Total property and equipment                5,930,233    5,279,569      5,808,648
  Less:  accumulated depreciation             1,761,295    1,371,355      1,660,628
                                             ----------   ----------   ------------
      PROPERTY AND EQUIPMENT, NET             4,168,938    3,908,214      4,148,020

OTHER ASSETS
      INTANGIBLE ASSETS, NET                      8,750       20,398         10,000
                                             ----------   ----------   ------------

TOTAL ASSETS                                 $7,116,739   $6,180,735   $  6,890,479
                                             ==========   ==========   ============



                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                      LIFEWAY FOODS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET




LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                         (UNAUDITED)
                                                                           MARCH 31,
                                                                 --------------------------    DECEMBER 31,
                                                                     1999           1998          1998
                                                                 -----------    -----------    ------------
CURRENT LIABILITIES
  Current maturities of notes payable                            $    90,536    $   668,630    $     85,191
  Accounts Payable                                                   419,903        339,895         513,672
  Accrued expenses                                                   279,694        270,706         167,075
                                                                 -----------    -----------    ------------
      TOTAL CURRENT LIABILITIES                                      790,133      1,279,231         765,938



LONG-TERM LIABILITIES                                              1,307,721        776,593       1,314,812

DEFERRED INCOME TAXES                                                171,960         37,822         171,960


STOCKHOLDERS' EQUITY
  Common Stock                                                     1,426,916      1,396,316       1,426,916
  Retained Earnings                                                3,450,464      2,709,591       3,241,308
  Accumulated other comprehensive income, net of tax                ( 11,637)             0         (11,637)
  Treasury Stock                                                     (18,818)       (18,818)        (18,818)
                                                                 -----------    -----------    ------------
      TOTAL STOCKHOLDERS' EQUITY                                   4,846,925      4,087,089       4,637,769
                                                                 -----------    -----------    ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                       $ 7,116,739    $ 6,180,735    $  6,890,479
                                                                 ===========    ===========    ============



                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                      LIFEWAY FOODS, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME




                                                            (UNAUDITED)              FOR THE
                                                     FOR THE THREE MONTHS ENDED    YEAR ENDED
                                                              MARCH 31,            DECEMBER 31,
                                                     --------------------------
                                                          1999          1998           1998
                                                     -----------    -----------    ------------
SALES                                                $ 1,853,327    $ 1,630,568    $  6,795,099

COST OF GOODS SOLD                                       884,663        692,302       3,697,080
                                                     -----------    -----------    ------------

GROSS PROFIT                                             968,664        938,266       3,098,019

OPERATING EXPENSES                                       609,598        543,876       1,758,588
                                                     -----------    -----------    ------------


INCOME FROM OPERATIONS                                   359,066        394,390       1,339,431

OTHER INCOME (EXPENSE)
      Interest income                                      8,114          9,099          38,104
      Interest expense                                   (25,840)       (26,656)       (106,222)
      Gain on sale of marketable securities                    0              0          34,624
                                                     -----------    -----------    ------------
      TOTAL OTHER INCOME
      (EXPENSE)                                          (17,726)       (17,557)        (33,494)
                                                     -----------    -----------    ------------

INCOME BEFORE INCOME TAXES                               341,340        376,833       1,305,937

PROVISION FOR INCOME TAXES                               132,184        145,934         543,321
                                                     -----------    -----------    ------------

NET INCOME                                           $   209,156    $   230,899    $    762,616
                                                     ===========    ===========    ============

EARNINGS PER SHARE                                   $       .06    $       .06    $        .20
                                                     ===========    ===========    ============

WEIGHTED AVERAGE SHARES
 OUTSTANDING                                           3,796,077      3,789,277       3,781,355
                                                     ===========    ===========    ============


COMPREHENSIVE INCOME;

NET INCOME                                           $   209,155    $   230,899    $    762,616

OTHER COMPREHENSIVE INCOME, NET OF TAX:
    UNREALIZED LOSSES ON SECURITIES
      (NET OF TAX BENEFIT OF $9.994)                           0              0         (11,637)
                                                     -----------    -----------    ------------

COMPREHENSIVE INCOME                                 $   209,155    $   230,899    $    750,979
                                                     ===========    ===========    ============



                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                      LIFEWAY FOODS, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY










                                        COMMON STOCK, NO PAR VALUE
                                       10,000,000 SHARES AUTHORIZED
                                       -------------------------------
                                                              # OF                                                ACCUMULATED
                                                            SHARES OF                                                OTHER
                                       # OF SHARES ISSUED   TREASURY      COMMON       TREASURY      RETAINED    COMPREHENSIVE
                                         AND OUTSTANDING      STOCK        STOCK        STOCK        EARNINGS        INCOME
                                       ------------------   ----------   ----------   ----------    ----------   -------------
BALANCES AT
  DECEMBER 31, 1996                             3,785,377       10,400   $1,374,754   $  (18,818)   $1,778,375   $           0


Stock in exchange for
   services rendered                                3,900            0       21,562            0             0               0

Net income for the year
    ended December 31, 1997                             0            0            0            0       700,317               0
                                       ------------------   ----------   ----------   ----------    ----------   -------------


BALANCES AT
   DECEMBER 31, 1997                            3,789,277       10,400    1,396,316       18,818     2,478,692               0

Stock in exchanged for
     services rendered                              6,800            0       30,600            0             0               0

Other comprehensive income:
     Unrealized losses on securities                    0            0            0            0             0         (11,637)

Net income for the year
    ended December 31, 1998                             0            0            0            0       762,616               0
                                       ------------------   ----------   ----------   ----------    ----------   -------------
BALANCES AT
    DECEMBER 31, 1998                           3,796,077       10,400    1,426,916       18,818     3,241,308         (11,637)

Net income for the three months
    ended March 31, 1999                                0            0            0            0       209,156               0
                                       ------------------   ----------   ----------   ----------    ----------   -------------

BALANCES AT
    MARCH 31, 1999                              3,796,077       10,400   $1,426,916   $   18,818    $3,450,464   $     (11,637)
                                       ==================   ==========   ==========   ==========    ==========   =============



                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                      LIFEWAY FOODS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                       (UNAUDITED)
                                                                                FOR THE THREE MONTHS ENDED    FOR THE YEAR ENDED
                                                                                         MARCH 31,               DECEMBER 31
                                                                                --------------------------
                                                                                   1999            1998              1998
                                                                                ---------        ---------    ------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
      Net income                                                                $ 209,156        $ 230,899    $          762,616
      Adjustments to reconcile net income to net
         cash flows from operating activities:
         Depreciation and amortization                                            101,919           91,337               391,007
         Realized gain on sale of marketable securities                                 0                0               (34,624)
         Issuance of common stock in exchange
            for services                                                                0                0                30,600
         Decrease in allowance for doubtful accounts                                    0                0               (48,000)
              Deferred income taxes                                                     0                0               115,217
              (Increase) decrease in operating assets:
              Accounts receivable                                                (189,731)         (38,860)               18,976
              Other receivable                                                          0           (1,000)               (1,000)
              Inventories                                                          55,000            9,000              (237,495)
                    Prepaid expenses and other assets                             (40,000)         (35,941)               (4,058)
               Increase (decrease) in operating liabilities:
                    Accounts payable                                              (71,767)         (54,495)              119,282
                    Accrued expenses                                              112,619         (158,491)             (262,122)
                                                                                ---------        ---------    ------------------
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES                                  177,196           42,449               850,399

CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchase of marketable securities                                           (64,786)          (2,493)             (305,490)
      Sale of marketable securities                                                     0                0               218,048
      Purchase of property and equipment                                         (121,585)         (80,278)             (592,877)
                                                                                ---------        ---------    ------------------
NET CASH PROVIDED BY (USED) IN
     INVESTING ACTIVITIES                                                        (186,371)         (82,771)             (680,319)

CASH FLOWS FROM FINANCING ACTIVITIES:
      Repayments of notes payable                                                 (26,820)         (28,258)              (92,335)
                                                                                ---------        ---------    ------------------

NET CASH USED IN FINANCING ACTIVITIES                                             (26,820)         (28,258)              (92,335)
                                                                                ---------        ---------    ------------------

NET INCREASE (DECREASE) IN CASH AND
     CASH EQUIVALENTS                                                             (35,995)         (68,580)               77,745

CASH AND CASH EQUIVALENTS AT
     BEGINNING OF PERIOD                                                          628,415          550,670               550,670
                                                                                ---------        ---------    ------------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $ 592,420        $ 482,090    $          628,415
                                                                                =========        =========    ==================


                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                      LIFEWAY FOODS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                              (UNAUDITED)
                                                                      FOR THE THREE MONTHS ENDED  FOR THE YEAR ENDED
                                                                                MARCH 31,            DECEMBER 31
                                                                      --------------------------
                                                                           1999          1998            1998
                                                                      ------------  ------------  ------------------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

      Cash paid for interest                                          $     25,840  $     26,656  $          106,222
                                                                      ============  ============  ==================

      Cash paid for income taxes                                      $     50,000  $    260,000  $          623,000
                                                                      ============  ============  ==================


SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING
     AND FINANCING ACTIVITIES:
  Refinancing of mortgages                                            $          0  $          0  $          582,696
                                                                      ============  ============  ==================

  Purchase of automobile by issuing a note payable                    $     22,002  $          0  $           18,857
                                                                      ============  ============  ==================

  Issuance of common stock in exchange
      for consulting fees                                             $          0  $          0  $           30,600
                                                                      ============  ============  ==================





                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                      LIFEWAY FOODS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 MARCH 31, 1999 AND 1998 AND DECEMBER 31, 1998

NOTE 1 - NATURE OF BUSINESS

      Lifeway Foods, Inc. (The "Company") commenced operations in February 1986 and incorporated under the laws of the state of Illinois on May 19, 1986. The Company's principle business activity is the production of dairy products. Specifically, the Company produces Kefir, a drinkable product which is similar to but distinct from yogurt in several flavors sold under the name "Lifeway's Kefir;" a plain farmer's cheese sold under the name "Lifeway's Farmers Cheese;" a fruit sugar-flavored product similar in consistency to cream cheese sold under the name of "Sweet Kiss;" and a new dairy beverage, similar to Kefir, with increased protein and calcium, sold under the name "Basics Plus." The Company currently distributes its products throughout the Chicago Metropolitan area through local food stores. In addition, the products are sold throughout the United States and Ontario, Canada. The Company also distributes some of its products internationally by exporting to Eastern Europe. For the years ended December 31, 1998 and 1997 export sales of the Company were approximately $298,000 and $381,000, respectively.

      In 1992, the Company formed Lifeway International, Inc. ("LII") a wholly-owned subsidiary incorporated in the state of Illinois, to facilitate the distribution of its products to Eastern Europe. LII was dissolved in 1998, and its operations were merged into the operations of the Company to simplify the exporting of its products.

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

                      LIFEWAY FOODS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 MARCH 31, 1999 AND 1998 AND DECEMBER 31, 1998

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

             Bank balances of amounts reported by financial institutions are categorized as follows at December 31, 1998:

             Amounts insured by FDIC                                $    212,418
             Uninsured and uncollateralized amounts                      537,431
                                                                    ------------
             Total bank balances                                    $    749,849
                                                                    ============

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

      Property and Equipment

      Property and equipment are stated at lower of cost or net realized value. Depreciation is computed using the straight line method. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts, and any resulting gain or loss is recognized in income for the period. The cost of maintenance and repairs is charged to income as incurred; significant renewals and betterments are capitalized.

      Property and equipment are being depreciated over the following useful lives:


                   Category                                                        Years
                   --------                                                        -----

                   Buildings and improvements                                    19 and 31
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

Intangible Assets

      Intangible Assets are stated at cost and are amortized over estimated useful lives of the assets using the straight-line method as follows:

                   Covenant not to compete                                       10 years
                   U.P.C. Codes                                                  7 years
                   Organization costs                                            5 years

                      LIFEWAY FOODS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 MARCH 31, 1999 AND 1998 AND DECEMBER 31, 1998

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

      Earning Per Common Share

      Earnings per common share were computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the year. For the year ended December 31, 1998 and 1997, diluted and basic earnings per share were the same, as the effect of dilutive securities options outstanding was not significant.

NOTE 3 - MARKETABLE SECURITIES

      The cost and fair value of marketable securities available for sale at December 31, 1998 follows:

                                                            Unrealized      Unrealized            Fair
                                             Cost              Gains          Losses              Value
                                        ------------       -----------     ------------       ------------
                     Equities           $    122,066       $    -0-        $    (21,631)      $    100,435

      Proceeds from the sale of marketable securities were $218,048 in 1998. Gross gains of $34,624 were realized on those sales.

NOTE 4 - INVENTORIES

      Inventories consisted of the following:

                                                                         (UNAUDITED)
                                                                 FOR THE THREE MONTHS ENDED   FOR THE YEAR ENDED
                                                                          MARCH 31,               DECEMBER 31
                                                                 --------------------------
                                                                     1999           1998                   1998
                                                                 ------------  ------------  ------------------

                    Finished goods                               $    534,362  $    305,993  $          534,224
                    Work in Process                                         0             0              49,560
                    Production supplies                               126,803       138,527             132,281
                    Raw materials                                     135,352       160,502             135,452
                                                                 ------------  ------------  ------------------
                                                                 $    796,517  $    605,022  $          851,517
                                                                 ============  ============  ==================

                      LIFEWAY FOODS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 MARCH 31, 1999 AND 1998 AND DECEMBER 31, 1998

NOTE 5 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

                                                                        (UNAUDITED)
                                                                 FOR THE THREE MONTHS ENDED    FOR THE YEAR ENDED
                                                                          MARCH 31,                DECEMBER 31
                                                                        1999         1998              1998
                                                                 ------------  ------------    ------------------

                    Land                                         $    658,400  $    658,400    $          658,400
                    Buildings and improvement                       1,649,370     1,649,370             1,631,557
                    Machinery and equipment                         3,022,256     2,503,863             3,261,618
                    Vehicles                                          119,770       109,877               176,842
                    Office equipment                                   82,352        56,972                80,231
                                                                 ------------  ------------    ------------------
                                                                 $  5,532,148  $  4,978,482    $        5,808,648
                                                                 ============  ============    ==================

      Depreciation charged to income for the three months ended March 31, 1999 and 1998 was $ 100,669 and $87,869 respectively, and $377,142 for the year ended December 31, 1998.


NOTE 6 - NOTES PAYABLE

                                                                                    (UNAUDITED)
                                                                             FOR THE THREE MONTHS ENDED    FOR THE YEAR ENDED
                                                                                      MARCH 31,               DECEMBER 31
                                                                             --------------------------
                                                                                  1999         1998               1998
                                                                             ------------  ------------    ------------------
Mortgage note payable, 1st National Bank of Morton Grove, payable in monthly installments of $1,767, including interest at 7.25%, with a balloon payment of $139,838 due November
 2003.  Collateralized by real estate.                                       $    180,890  $    193,108    $          184,282

Mortgage note payable, American National Bank and Trust Company of
 Chicago, payable in monthly installments of $3,161 including interest at
 7.25%, with a balloon payment of $343,151 due August
 2003.  Collateralized by real estate.                                            393,409       408,647               395,731

Mortgage note payable, American National Bank and Trust Company of
  Chicago, payable in monthly installments of principal of $5,109 plus interest at 8.05%, with a balloon payment of $618,214 due
  November 2001.  Collateralized by real estate.                                  786,811       843,010               802,138

Note payable, Ford Motor credit, payable in monthly installments of $540, including interest at 1.9%, due
  October 2001.  Collateralized by vehicle.                                        16,315             0                17,852

Note payable, 1st National Bank of Morton Grove,
  payable in monthly installments of $532, including
  interest at 7.5%, due December 2002.  Collateralized
  by vehicle.                                                                      20,832             0                     0

                      LIFEWAY FOODS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 MARCH 31, 1999 AND 1998 AND DECEMBER 31, 1998


NOTE 6 - NOTES PAYABLE - CONTINUED

                                                                              (UNAUDITED)
                                                                      FOR THE THREE MONTHS ENDED   FOR THE YEAR ENDED
                                                                                MARCH 31,             DECEMBER 31
                                                                            1999        1998             1998
                                                                      ------------  ------------   ------------------
Note payable, Glenview State Bank, payable in
    monthly installments of $460, including interest
    at 6.25%, due March 1998.  Collateralized by
    automobile                                                                   0           458                    0
                                                                      ------------  ------------   ------------------

        Total                                                            1,398,257     1,445,223            1,400,003

Less current maturities                                                     90,536       668,630               85,191
                                                                      ------------  ------------   ------------------

           Total                                                      $  1,307,721  $    776,593   $        1,314,812
                                                                      ============  ============   ==================


      Maturities of notes payable are as follows:

            Year Ending December 31,

                                             1999                                    $     85,191
                                             2000                                          86,636
                                             2001                                         705,315
                                             2002                                          21,974
                                             2003                                         500,887
                                                                                      -----------

                                            Total                                     $ 1,400,003
                                                                                      ===========


NOTE 7 - PROVISION FOR INCOME TAXES

      The provision for income taxes consists of the following:


                                                              (UNAUDITED)
                                                       FOR THE THREE MONTHS ENDED    FOR THE YEAR ENDED
                                                                 MARCH 31,              DECEMBER 31
                                                             1999        1998              1998
                                                       ------------  ------------    ------------------
Current
      Federal                                          $    107,748  $    118,948    $          339,750
      State                                                  24,436        26,986                78,362
                                                       ------------  ------------    ------------------
Total current                                               132,184       145,934               418,112
Deferred                                                          0             0               125,209
                                                       ------------  ------------    ------------------

Provision for income taxes                             $    132,184  $    145,934    $          543,321
                                                       ============  ============    ==================

                      LIFEWAY FOODS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 MARCH 31, 1999 AND 1998 AND DECEMBER 31, 1998

NOTE 7 - PROVISION FOR INCOME TAXES - CONTINUED

A reconciliation of the provision for income taxes and the income tax computed at the statutory rate is as follows:

                                                                             (UNAUDITED)
                                                                      FOR THE THREE MONTHS ENDED   FOR THE YEAR ENDED
                                                                               MARCH 31,               DECEMBER 31
                                                                           1999           1998            1998
                                                                      ------------   -----------   ------------------

          Federal income tax expense
            computed at the statutory rate                            $    107,748   $   118,948   $          444,019
          State taxes, expense                                              24,436        26,986               69,373
          Permanent book/tax difference                                          0             0               29,929
                                                                      ------------   -----------   ------------------

          Provision for income taxes                                  $    132,184   $   145,934   $          543,321
                                                                      ============   ===========   ==================

Amounts for deferred tax assets and liabilities as of December 31, 1998 are as follows:

            Non-current deferred tax liabilities arising from:
                  Temporary differences - principally
                         Book/tax, accumulated depreciation                 $    171,960
                                                                            ------------
                  Total deferred tax liabilities                            $    171,960

             Current deferred tax assets arising from:
                         Book/tax, allowance for unrealized losses          $      9,994
                         Book/tax, inventory                                      26,864
             Total deferred tax assets                                            36,858
                                                                            ------------
             Net deferred tax liability                                     $    135,102
                                                                            ============

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

NOTE 9 -  INTANGIBLE ASSETS

      Intangible assets consisted of the following at December 31, 1998:

                   Covenant Not to Compete                                    $   50,000
                   UPC Codes                                                     200,000
                   Organization Costs                                             44,343
                                                                              ----------
                                                                                 294,343
                   Accumulated amortization                                      284,343
                                                                              ----------
                                                                              $   10,000
                                                                              ==========

      Total amortization charged against income for the three months ended March 31, 1999 and 1998 was $1,250 and $3,468 respectively, and $13,865 for the year ended December 31, 1998.

                      LIFEWAY FOODS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  MARCH 31, 1999 AND 1998 AND DECEMBER 31, 1998


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

      The fair value of each option grant is estimated on the date of grant using the Black-Scholes option- pricing model with the following weight-average assumptions used for grants: dividend yield of 0%, expected volatility of 54%, risk free interest rate of 6.2% and expected lives of three years. The weighted-average fair value of options granted during 1997 was $1.48 per share.

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

      A summary of option transactions during the year ended December 31, 1997 is shown below:


                                                                       Number      Weighted-Average
                                                                         of            Exercise
                                                                       Shares           Price
                                                                      -------      ----------------
Outstanding and excerisable at January 1, 1998                           --                   N/A
Granted                                                                55,000      $           5.00
Exercised                                                                --                    5.00
Forfeited                                                                --                   --
Expired                                                                  --                   --
                                                                      -------
Outstanding and excerisable at December 31, 1998                       55,000                  5.00
                                                                      =======
Available for issuance at December 31, 1998                           245,000
                                                                      =======

                      LIFEWAY FOODS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  MARCH 31, 1999 AND 1998 AND DECEMBER 31, 1998


NOTE 11 - FAIR VALUE OF FINANCIAL INSTRUMENTS

      The estimated fair value of the Company's financial instruments, none of which are held for trading purposes, are as follows at December 31, 1998:

                                                            Carrying       Fair
                                                             Amount        Value
                                                           ----------   ----------
          Cash and cash equivalents                        $  628,415   $  628,415
          Certificates of Deposit                             239,993      239,993
          Note payable to bank                                 17,852       17,852
          Marketable securities                               100,435      100,435
          Mortgages payable                                 1,382,151    1,377,303
                                                           ----------   ----------
          Total                                            $2,368,846   $2,363,998
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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(1)      Material Changes in Results of Operations

         Sales increased by $222,759 up to $1,853,327 during the three month period ending March 31, 1999, from $1,630,568 during the same three month period in 1998. This increase is attributable to increased sales of existing products. However, net income decreased by $21,743, down to $209,156 for the three month period ending March 31, 1999, from $230,899 during the same three month period in 1998. This small decrease in net income is attributable to increases in cost of goods sold and operating expenses, as described below.

         Cost of goods sold increased by $192,361 up to $884,663 during the three month period ending March 31, 1999, from $692,302 during the same three month period in 1998. This increase is attributable to increased cost of milk, which reached record levels during the first quarter of 1999. Wholesale milk prices have since dropped sharply in the second quarter.

         Operating expenses increased by $65,722, up to $609,598 for the three month period ending March 31, 1999, from $543,876 during the same three month period in 1998. This increase is primarily attributable to increased production and additional advertising.

(2)      Liquidity and Capital Resources

         As of the three month period ending March 31, 1999, as compared to the three month period ending March 31, 1998, the Company had working capital in the amount of $2,148,918 as compared to $972,892, respectively, an increase of $1,176,026. This increase is attributable to increases in current assets, primarily cash on hand ($110,330 increase), marketable securities ($165,221 increase) and inventory ($191,459 increase); as well as decreases in current liabilities, primarily current maturities of notes payable (578,094 decrease) due to the refinancing of several mortgage notes that were due in 1998, but are now due in 2003.

         Net cash provided by operating activities increased by $134,747 to $177,196 for the three month period ending March 31, 1999, from $42,449 for the same three month period in 1998. The increase is primarily due to a substantial increase in operating liabilities (accrued expenses), due to a timing difference for the payment of income taxes in the first quarter of 1998, compared to an accrued tax liability for the first quarter of 1999 that will be paid in the second quarter. The increase is partially offset by an increase in operating assets (accounts receivable).

         Net cash used in investing activities increased by $103,600 to $186,371 for the three month period ending March 31, 1999 from $82,771 for the same three month period in 1998. This increase is primarily a result of purchases of additional equipment and marketable securities in 1999.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS - None.

ITEM 5.  OTHER INFORMATION - None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits:  Exhibit Number and Brief Description

         3.1......Articles of Incorporation of Registrant, with Certificate, and Amendments. (1)

         3.2......Bylaws of Registrant. (1)

         3.3......Corrected Amendment to the Bylaws of Registrant. (1)

         10.1.....Lifeway Foods, Inc. Consulting and Services Compensation Plan, dated June 5, 1995. (2)

         27.......Financial Data Schedule. (3)

         ------------------------------------
         footnotes:

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

Date:   May 13, 1999

                                  EXHIBIT INDEX

NUMBER            BRIEF DESCRIPTION

3.1               Articles of Incorporation of Registrant, with Certificate, and Amendments. (1)

3.2               Bylaws of Registrant. (1)

3.3               Corrected Amendment to the Bylaws of Registrant. (1)

10.1              Lifeway Foods, Inc.  Consulting and Services  Compensation  Plan, dated June 5,
                  1995. (2)

27                Financial Data Schedule. (3)

--------------------------------------------

(1) Incorporated by reference to the Company's Registration Statement on Form S-18 (Commission File No. 33-14329-C), and Post-Effective
         Amendments thereto.

(2) Incorporated by reference to the Company's Registration Statement on Form S-8 (Commission File No. 33-93306).

(3)      Filed herewith.