Form 10QSB
period 1999-06-30
LIFEWAY FOODS INC
filed 1999-08-12
CIK 814586

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB

(Mark One)

       [X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 1999

       [ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

               For the transition period from          to
                                             ---------     ----------

                        Commission file number: 0-17363

                              LIFEWAY FOODS, INC.
         --------------------------------------------------------------
        (Exact name of small business issuer as specified in it charter)

                         ILLINOIS                                           36-3442829
 ------------------------------------------------------------      -------------------------------
(State or other jurisdiction of incorporation or organization)    (IRS Employer Identification No.)

                 6431 WEST OAKTON, MORTON GROVE, ILLINOIS 60053
                 ----------------------------------------------
                    (Address of principal executive offices)

                                 (847) 967-1010
                           -------------------------
                          (issuer's telephone number)

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: AS OF AUGUST 9, 1999, THE ISSUER HAD 3,820,677 SHARES OF COMMON STOCK, NO PAR VALUE, OUTSTANDING.

Transitional Small Business Disclosure Format (Check one):    Yes [ ]   No [X]

                                     INDEX


PART I - FINANCIAL INFORMATION                                                         PAGE
                                                                                       ----

ITEM 1.  FINANCIAL STATEMENTS.
                                                                                        F-1
         Lifeway Foods, Inc. and Subsidiaries
         June 30, 1999 and 1998

                  Consolidated Balance Sheets
                  December 31, 1998 and
                  June 30, 1999 and 1998                                             F-2 - F-3

                  Consolidated Statements of Income
                  for the year ended December 31, 1998 and
                  for the three months ended June 30, 1999 and 1998 (unaudited)
                  for the six months ended June 30, 1999 and 1998 (unaudited)           F-4

                  Consolidated Statements of Changes in Stockholders' Equity
                  for the year ended December 31, 1998 and
                  for the six months ended June 30, 1999 and 1998 (unaudited)           F-5

                  Consolidated Statements of Cash Flows
                  for the year ended December 31, 1998 and
                  for the six months ended June 30, 1999 and 1998 (unaudited)        F-6 - F-7

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

                         PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS.













                      LIFEWAY FOODS, INC. AND SUBSIDIARIES
                              FINANCIAL STATEMENTS
                             JUNE 30, 1999 AND 1998
                                  (UNAUDITED)

                      LIFEWAY FOODS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET


                                                     (UNAUDITED)
                                                       JUNE 30,
                                              --------------------------    DECEMBER 31,
ASSETS                                           1999           1998           1998
                                              ----------     -----------    ----------
CURRENT ASSETS
  Cash and cash equivalent                    $  808,459     $  584,051     $  628,415
  Certificates of Deposit                        125,078        234,248        239,993
  Marketable Securities                          179,165              0        100,435
  Accounts receivable, net of allowance
     for doubtful accounts of $ 0 at
     June 30, 1999 and December 31, 1998,
     and $ 48,000 at June 30, 1998             1,127,793        881,799        847,269
  Other receivables                                9,200         16,200         16,200
  Stockholder notes receivable                   175,000              0              0
  Inventories                                    836,000        696,000        851,517
  Prepaid expenses and other assets              161,527          3,406         11,772
  Deferred income taxes                           36,858         17,936         36,858
                                              ----------     ----------     ----------

      TOTAL CURRENT ASSETS                     3,459,080      2,433,640      2,732,459

PROPERTY AND EQUIPMENT
  Land                                           658,400        658,400        658,400
  Buildings, machinery and equipment           5,377,598      4,764,135      5,150,248
                                              ----------     ----------     ----------
  Total property and equipment                 6,035,998      5,422,535      5,808,648
  Less:  accumulated depreciation              1,861,964      1,459,224      1,660,628
                                              ----------     ----------     ----------
      PROPERTY AND EQUIPMENT, NET              4,174,034      3,963,311      4,148,020

OTHER ASSETS
      INTANGIBLE ASSETS, NET                       7,500         16,930         10,000
                                              ----------     ----------     ----------

TOTAL ASSETS                                  $7,640,614     $6,413,881     $6,890,479
                                              ==========     ==========     ==========


                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                      LIFEWAY FOODS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET


LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                (UNAUDITED)
                                                                  JUNE 30,
                                                         ---------------------------        DECEMBER 31,
                                                            1999            1998               1998
                                                         ----------      -----------        -----------
CURRENT LIABILITIES
  Current maturities of notes payable                    $    92,568      $   652,995      $    85,191
  Accounts Payable                                           465,997          331,701          513,672
  Accrued expenses                                           340,364          318,324          167,075
                                                         -----------      -----------      -----------
      TOTAL CURRENT LIABILITIES                              898,929        1,303,020          765,938



LONG-TERM LIABILITIES                                      1,277,354          771,483        1,314,812

DEFERRED INCOME TAXES                                        171,960           37,822          171,960


STOCKHOLDERS' EQUITY
  Common Stock                                             1,601,916        1,396,316        1,426,916
  Retained Earnings                                        3,720,910        2,924,058        3,241,308
  Accumulated other comprehensive income, net of tax         (11,637)               0          (11,637)
  Treasury Stock                                             (18,818)         (18,818)         (18,818)
                                                         -----------      -----------      -----------
      TOTAL STOCKHOLDERS' EQUITY                           5,292,371        4,301,556        4,637,769
                                                         -----------      -----------      -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY               $ 7,640,614      $ 6,413,881      $ 6,890,479
                                                         ===========      ===========      ===========

                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                      LIFEWAY FOODS, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME

                                             (UNAUDITED)                      (UNAUDITED)               FOR THE
                                    FOR THE THREE MONTHS ENDED        FOR THE SIX MONTHS ENDED         YEAR ENDED
                                              JUNE 30,                          JUNE 30,              DECEMBER 31,
                                   ----------------------------      ----------------------------     ------------
                                      1999             1998              1999            1998             1998
                                   ----------      ------------      ------------    ------------     ------------
SALES                              $ 2,039,861      $ 1,694,424        3,893,188        3,324,992      $ 6,795,099

COST OF GOODS SOLD                   1,018,346          707,061        1,903,009        1,399,363        3,697,080
                                   -----------      -----------      -----------      -----------      -----------

GROSS PROFIT                         1,021,515          987,363        1,990,179        1,925,629        3,098,019

OPERATING EXPENSES                     567,393          625,683        1,176,991        1,169,559        1,758,588
                                   -----------      -----------      -----------      -----------      -----------


INCOME FROM OPERATIONS                 454,122          361,680          813,188          756,070        1,339,431

OTHER INCOME (EXPENSE)
      Interest income                    8,660           10,409           16,774           19,508           38,104
      Interest expense                 (21,323)         (22,004)         (47,163)         (48,660)        (106,222)
      Gain on sale of
         marketable securities               0                0                0                0           34,624
                                   -----------      -----------      -----------      -----------      -----------

      TOTAL OTHER INCOME
      (EXPENSE)                        (12,663)         (11,595)         (30,389)         (29,152)         (33,494)
                                   -----------      -----------      -----------      -----------      -----------

INCOME BEFORE INCOME TAXES             441,459          350,085          782,799          726,918        1,305,937

PROVISION FOR INCOME TAXES             171,013          135,618          303,197          281,552          543,321
                                   -----------      -----------      -----------      -----------      -----------

NET INCOME                         $   270,446      $   214,467      $   479,602      $   445,366      $   762,616
                                   ===========      ===========      ===========      ===========      ===========

EARNINGS PER SHARE                 $       .07      $       .06      $       .13      $       .12      $       .20
                                   ===========      ===========      ===========      ===========      ===========

WEIGHTED AVERAGE SHARES
 OUTSTANDING                         3,813,577        3,789,277        3,813,577        3,789,277        3,781,355
                                   ===========      ===========      ===========      ===========      ===========


COMPREHENSIVE INCOME;

NET INCOME                         $   270,446      $   214,467      $   479,602      $   445,366      $   762,616

OTHER COMPREHENSIVE INCOME,
   NET OF TAX:
   UNREALIZED LOSSES ON SECURITIES
   (NET OF TAX BENEFIT OF $9,994)            0                0                0                0          (11,637)
                                   -----------      -----------      -----------      -----------      -----------

COMPREHENSIVE INCOME               $   270,446      $   214,467      $   479,602      $   445,366      $   750,979
                                   ===========      ===========      ===========      ===========      ===========


                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                      LIFEWAY FOODS, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                              COMMON STOCK, NO PAR VALUE
                                              10,000,000 SHARES AUTHORIZED
                                              ----------------------------

                                                                # OF                                                ACCUMULATED
                                                               SHARES OF                                               OTHER
                                      # OF SHARES ISSUED       TREASURY      COMMON      TREASURY      RETAINED    COMPREHENSIVE
                                        AND OUTSTANDING         STOCK        STOCK        STOCK        EARNINGS      INCOME
                                      ------------------       ---------   ----------   ----------    ----------   --------------
BALANCES AT
  DECEMBER 31, 1996                       3,785,377             10,400     $1,374,754     $(18,818)     $1,778,375     $      0


Stock in exchange for
   services rendered                          3,900                  0         21,562            0               0            0

Net income for the year
    ended December 31, 1997                       0                  0              0            0         700,317            0
                                          ---------             ------     ----------     --------      ----------     --------

BALANCES AT
   DECEMBER 31, 1997                      3,789,277             10,400      1,396,316      (18,818)      2,478,692            0

Stock in exchanged for
     services rendered                        6,800                  0         30,600            0               0            0

Other comprehensive income:
     Unrealized losses on securities              0                  0              0            0               0      (11,637)

Net income for the year
    ended December 31, 1998                       0                  0              0            0         762,616            0
                                          ---------             ------     ----------     --------      ----------     --------

BALANCES AT
    DECEMBER 31, 1998                     3,796,077             10,400      1,426,916      (18,818)      3,241,308      (11,637)

Stock Options Exercised                      35,000                  0        175,000            0               0            0

Net income for the three months
    ended June 30, 1999                           0                  0              0            0         479,602            0
                                          ---------             ------     ----------     --------      ----------     --------

BALANCES AT
    JUNE 30, 1999                         3,831,077             10,400     $1,601,916     $(18,818)     $3,720,910     $(11,637)
                                          =========             ======     ==========     ========      ==========     ========


                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                      LIFEWAY FOODS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                      (UNAUDITED)
                                                                FOR THE SIX MONTHS ENDED
                                                                        JUNE 30,               FOR THE YEAR ENDED
                                                                ------------------------            DECEMBER 31
                                                                   1999          1998                 1998
                                                                ---------      ---------       ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net income                                                $ 479,602      $ 445,366           $ 762,616
      Adjustments to reconcile net income to net
         cash flows from operating activities:
         Depreciation and amortization                            203,836        182,674             391,007
         Realized gain on sale of marketable securities                 0              0             (34,624)
         Issuance of common stock in exchange
            for services                                                0              0              30,600
         Decrease in allowance for doubtful accounts                    0              0             (48,000)
              Deferred income taxes                                     0              0             115,217
                   (Increase) decrease in operating assets:
              Accounts receivable                                (280,524)       (63,554)             18,976
              Other receivable                                      7,000         (1,000)             (1,000)
              Inventories                                          15,517        (81,978)           (237,495)
              Prepaid expenses and other assets                  (149,755)         4,308              (4,058)
              Increase (decrease) in operating liabilities:
                    Accounts payable                              (47,675)       (62,689)            119,282
                    Accrued expenses                              173,289       (110,873)           (262,122)
                                                                ---------      ---------           ---------
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES                  401,290        312,254             850,399

CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchase of marketable securities                           (64,786)        (6,626)           (305,490)
      Sale of marketable securities                                     0              0             218,048
      Cash proceeds from maturity of investments                  122,973              0                   0
         classified as held to maturity
Purchase of property and equipment                               (227,350)      (223,244)           (592,877)
                                                                ---------      ---------           ---------
NET CASH PROVIDED BY (USED) IN
     INVESTING ACTIVITIES                                        (169,163)      (229,870)           (680,319)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of notes payable                                       (52,083)       (49,003)            (92,335)
                                                                ---------      ---------           ---------

NET CASH USED IN FINANCING ACTIVITIES                             (52,083)       (49,003)            (92,335)
                                                                ---------      ---------           ---------

NET INCREASE (DECREASE) IN CASH AND
     CASH EQUIVALENTS                                             180,044         33,381              77,745

CASH AND CASH EQUIVALENTS AT
     BEGINNING OF PERIOD                                          628,415        550,670             550,670
                                                                ---------      ---------           ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                      $ 808,459      $ 584,051           $ 628,415
                                                                =========      =========           =========

                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                      LIFEWAY FOODS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                      (UNAUDITED)
                                                                FOR THE SIX MONTHS ENDED
                                                                ------------------------
                                                                        JUNE 30,               FOR THE YEAR ENDED
                                                                ------------------------           DECEMBER 31
                                                                   1999           1998                1998
                                                                ---------      ---------       ------------------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

      Cash paid for interest                                     $ 47,163       $ 48,660           $106,222
                                                                 ========       ========           ========

      Cash paid for income taxes                                 $158,750       $381,000           $623,000
                                                                 ========       ========           ========


SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING
     AND FINANCING ACTIVITIES:
  Refinancing of mortgages                                       $      0       $      0           $582,696
                                                                 ========       ========           ========

  Purchase of automobile by issuing a note payable               $ 22,002       $      0           $ 18,857
                                                                 ========       ========           ========

  Issuance of common stock in exchange
      for consulting fees                                        $      0       $      0           $ 30,600
                                                                 ========       ========           ========

Issuance of common stock upon exercise
     of stock options by stockholder note                        $175,000       $      0           $      0
                                                                 ========       ========           ========


                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                      LIFEWAY FOODS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  JUNE 30, 1999 AND 1998 AND DECEMBER 31, 1998


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

                      LIFEWAY FOODS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  JUNE 30, 1999 AND 1998 AND DECEMBER 31, 1998


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

Intangible Assets

      Intangible Assets are stated at cost and are amortized over estimated useful lives of the assets using the straight-line method as follows:

                   Covenant not to compete                           10 years
                   U.P.C. Codes                                       7 years
                   Organization costs                                 5 years

                      LIFEWAY FOODS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  JUNE 30, 1999 AND 1998 AND DECEMBER 31, 1998

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

NOTE 3 - MARKETABLE SECURITIES

      The cost and fair value of marketable securities available for sale at December 31, 1998 follows:


                                             Unrealized            Unrealized             Fair
                         Cost                  Gains                 Losses               Value
                       --------              -----------           ----------           ---------
Equities               $122,066               $   -0-              $(21,631)            $100,435

      Proceeds from the sale of marketable securities were $218,048 in 1998. Gross gains of $34,624 were realized on those sales.

NOTE 4 - INVENTORIES

      Inventories consisted of the following:

                              (UNAUDITED)
                        FOR THE SIX MONTHS ENDED
                                 JUNE 30,          FOR THE YEAR ENDED
                         ---------------------       DECEMBER 31
                           1999         1998            1998
                         --------     --------       -----------
 Finished goods          $530,000     $361,000        $534,224
 Work in Process                0            0          49,560
 Production supplies      130,000      170,000         132,281
 Raw materials            176,000      165,000         135,452
                         --------     --------        --------
                         $836,000     $696,000        $851,517
                         ========     ========        ========

                      LIFEWAY FOODS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  JUNE 30, 1999 AND 1998 AND DECEMBER 31, 1998


NOTE 5 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:


                                    (UNAUDITED)
                              FOR THE SIX MONTHS ENDED
                                       JUNE 30,           FOR THE YEAR ENDED
                              -------------------------      DECEMBER 31
                                 1999           1998            1998
                              ---------      ----------    -----------------
Land                           $  658,400     $  658,400     $  658,400
Buildings and improvements      1,649,370      1,649,370      1,631,557
Machinery and equipment         3,465,131      2,912,643      3,261,618
Vehicles                          180,676        119,770        176,842
Office equipment                   82,421         82,352         80,231
                               ----------     ----------     ----------
                               $6,035,998     $5,422,535     $5,808,648
                               ==========     ==========     ==========

      Depreciation charged to income for the three and six months ended June 30, 1999 and 1998 was $ 100,669, $201,338 and $87,869, $ 175,738
      respectively, and $377,142 for the year ended December 31, 1998.

NOTE 6 - NOTES PAYABLE


                                                                                           (UNAUDITED)
                                                                                     FOR THE SIX MONTHS ENDED
                                                                                              JUNE 30,           FOR THE YEAR ENDED
                                                                                     -------------------------      DECEMBER 31
                                                                                        1999           1998             1998
                                                                                     ---------      ----------    -----------------
      Mortgage note payable, 1st National Bank of Morton Grove, payable in monthly installments of $1,767, including interest at 7.25%, with a balloon payment of $139,838 due November
       2003.  Collateralized by real estate.                                         $178,853         $189,058          $184,282

      Mortgage note payable, American National Bank and Trust Company of
       Chicago, payable in monthly installments of $3,161 including interest at
       7.25%, with a balloon payment of $343,151 due August
       2003.  Collateralized by real estate.                                           390,409          402,170           395,731

      Mortgage note payable, American National Bank and Trust Company of
        Chicago, payable in monthly installments of principal of $5,109 plus interest at 8.05%, with a balloon payment of $618, 214 due
        November 2001.  Collateralized by real estate.                                766,375          832,792           802,138

      Note payable, Ford Motor credit, payable in monthly installments of $540, including interest at 1.9%, due
        October 2001.  Collateralized by vehicle.                                      14,771                0            17,852

      Note payable, 1st National Bank of Morton Grove,
        payable in monthly installments of $532, including
        interest at 7.5%, due December 2002.  Collateralized
        by vehicle.                                                                    19,514                0                 0

                      LIFEWAY FOODS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  JUNE 30, 1999 AND 1998 AND DECEMBER 31, 1998


NOTE 6 - NOTES PAYABLE - CONTINUED


                                                               (UNAUDITED)
                                                         FOR THE SIX MONTHS ENDED
                                                                  JUNE 30,           FOR THE YEAR ENDED
                                                         -------------------------      DECEMBER 31
                                                            1999           1998             1998
                                                         ---------      ----------   ------------------
Note payable, Glenview State Bank, payable in
    monthly installments of $460, including interest
    at 6.25%, due March 1998.  Collateralized by
    automobile                                                    0            458                 0
                                                         ----------     ----------        ----------

        Total                                             1,369,922      1,424,478         1,400,003

Less current maturities                                      92,568        652,995            85,191
                                                         ----------     ----------        ----------

           Total                                         $1,277,354     $  771,483        $1,314,812
                                                         ==========     ==========        ==========

      Maturities of notes payable are as follows:

               Year Ending December 31,
                                   1999                        $     85,191
                                   2000                              86,636
                                   2001                             705,315
                                   2002                              21,974
                                   2003                             500,887
                                                                -----------

                                  Total                         $ 1,400,003
                                                                ===========

NOTE 7 - PROVISION FOR INCOME TAXES

      The provision for income taxes consists of the following:

                                    (UNAUDITED)
                              FOR THE SIX MONTHS ENDED
                                       JUNE 30,           FOR THE YEAR ENDED
                              -------------------------      DECEMBER 31
                                 1999         1998             1998
                              ---------     --------      ------------------
Current
      Federal                  $247,065     $229,431          $339,750
      State                      56,132       52,121            78,362
                               --------     --------          --------
Total current                   303,197      281,552           418,112
Deferred                              0            0           125,209
                               --------     --------          --------

Provision for income taxes     $303,197     $281,552          $543,321
                               ========     ========          ========

                      LIFEWAY FOODS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  JUNE 30, 1999 AND 1998 AND DECEMBER 31, 1998


NOTE 7 - PROVISION FOR INCOME TAXES - CONTINUED

A reconciliation of the provision for income taxes and the income tax computed at the statutory rate is as follows:


                                          (UNAUDITED)
                                    FOR THE SIX MONTHS ENDED
                                             JUNE 30,        FOR THE YEAR ENDED
                                    ------------------------    DECEMBER 31
                                       1999          1998         1998
                                    ---------     ---------  ------------------
Federal income tax expense
  computed at the statutory rate     $247,065     $229,431       $444,019
State taxes, expense                   56,132       52,121         69,373
Permanent book/tax difference               0            0         29,929
                                     --------     --------       --------

Provision for income taxes           $303,197     $281,552       $543,321
                                     ========     ========       ========

Amounts for deferred tax assets and liabilities as of December 31, 1998 are as follows:

Non-current deferred tax liabilities arising from:
      Temporary differences - principally
             Book/tax, accumulated depreciation            $171,960
                                                           --------
      Total deferred tax liabilities                       $171,960

 Current deferred tax assets arising from:
             Book/tax, allowance for unrealized losses     $  9,994
             Book/tax, inventory                             26,864
                                                           --------
 Total deferred tax assets                                   36,858
                                                           --------
 Net deferred tax liability                                $135,102
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
                                                               ==========

      Total amortization charged against income for the three and six months ended June 30, 1999 and 1998 was $1,250, $2,500 and $3,468, $6,935
      respectively, and $13,865 for the year ended December 31, 1998.

                      LIFEWAY FOODS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  JUNE 30, 1999 AND 1998 AND DECEMBER 31, 1998


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

      A summary of option transactions during the year ended December 31, 1998 is shown below:

                                                      Number           Weighted-Average
                                                        of                 Exercise
                                                      Shares                 Price
                                                    -----------        -----------------
Outstanding and exercisable at January 1, 1998            --                  N/A
Granted                                               55,000                $5.00
Exercised                                                  0                 5.00
Forfeited                                                  0                    0
Expired                                                    0                    0
                                                     -------
Outstanding and exercisable at December 31, 1998      55,000                 5.00
                                                     =======

Available for issuance at December 31, 1998          245,000
                                                     =======

      As of June 30, 1999, 35,000 shares were issued from stock options previously granted at a weighted average exercise price of $5.00 per share.

                      LIFEWAY FOODS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  JUNE 30, 1999 AND 1998 AND DECEMBER 31, 1998


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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(1)      Material Changes in Results of Operations

         Net income for the six month period ending June 30, 1999 was $479,602, compared to $445,366 during the same six month period in 1998, an increase of $34,236. The material components of the increase in net income are detailed as follows:

         Sales during the six month period ending June 30, 1999 were $3,893,188, compared to $3,324,992 during the same six month period in 1998, an increase of $568,196. The increase in sales is attributable to increased sales of existing products as a result of increased advertising and marketing of the Company's products.

         Cost of goods sold during the six month period ending June 30, 1999 were $1,903,009, compared to $1,399,363 for the same six month period in 1998, an increase of $503,646. This increase, while generally corresponding to the increased sales in 1999, is also partially attributable to higher wholesale prices of milk during the first part of 1999.

         Despite the increase in production and sales, Operating Expenses increased by only $7,432, up to $1,176,991 for the six month period ending June 30, 1999, as compared to $1,169,559 during the same six month period in 1998. This is primarily attributable to efficient cost management of operating expenses at the new plant.

(2)      Liquidity and Capital Resources

         As of June 30, 1999, as compared to June 30, 1998, the Company had working capital in the amount of $2,560,151 as compared to $1,130,620, respectively, an increase of $1,429,531. This 126% increase in working capital is attributable to increases in current assets, primarily cash on hand ($224,408), marketable securities ($179,165 increase), accounts receivable ($245,994 increase) and stockholder notes receivable for employee stock option exercises ($175,000 increase); as well as decreases in current liabilities, primarily current maturities on notes payable ($560,427 decrease) due to the refinancing of several mortgage notes that were due in 1998, but are now due in 2003.

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

                          PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS - None.

ITEM 2.  CHANGES IN SECURITIES - None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES - None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the quarter ended June 30, 1999. However, subsequent to the end of the quarter, the Company held its Annual Meeting of Stockholders on July 17, 1999. Proxies were solicited pursuant to Regulation 14A under the Exchange Act, and the election of directors was uncontested. The matters voted upon and the results thereof were as follows:

         1. Election of Directors to serve until the next meeting and until their successors are duly elected and qualified:

                                             For                  Withheld
                                             ---                  --------

                  Michael Smolyansky         3,694,665            1,237
                  Pol Sikar                  3,694,665            1,237
                  Rick D. Salm               3,694,665            1,237
                  Lorenzo Bernardi           3,694,665            1,237

         2. Ratification of Gleeson, Sklar, Sawyers & Cumpata LLP as independent auditors for the next fiscal year:

                  For                      Against                    Abstain
                  ---                      -------                    -------

                  3,692,658                2,137                      1,107

ITEM 5.  OTHER INFORMATION - None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits:  Exhibit Number and Brief Description

         3.1 .....Articles of Incorporation of issuer, with Certificate, and
                  Amendments. (1)
         3.2 .....Bylaws of issuer. (1)
         3.3 .....Corrected Amendment to the Bylaws of issuer. (1)
         10.1 ....Lifeway Foods, Inc. Consulting and Services Compensation
                  Plan, dated June 5, 1995. (2)
         27 ......Financial Data Schedule. (4)

         ------------------------
         footnotes:

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

Date:   August 12, 1999

                                 EXHIBIT INDEX

EXHIBIT
NUMBER            DESCRIPTION
--------          -----------
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