Form 10QSB
period 1999-09-30
LIFEWAY FOODS INC
filed 1999-11-10
CIK 814586

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

    [X]          QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                       For the quarterly period ended September 30, 1999

    [ ]    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

                       For the transition period from ___________ to ___________

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

                                 (847) 967-1010
                           --------------------------
                           (issuer's telephone number)


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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: AS OF NOVEMBER 5, 1999, THE ISSUER HAD 4,318,444 SHARES OF COMMON STOCK, NO PAR VALUE, OUTSTANDING.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                                      INDEX


PART I - FINANCIAL INFORMATION                                                                    PAGE

ITEM 1.  FINANCIAL STATEMENTS.
                                                                                                  F-1
         Lifeway Foods, Inc. and Subsidiaries
         September 30, 1999 and 1998

                  Consolidated Balance Sheets
                  December 31, 1998 and
                  September 30, 1999 and 1998                                                  F-2 - F-3

                  Consolidated Statements of Income
                  for the year ended December 31, 1998 and
                  for the three months ended September 30, 1999 and 1998
                  (unaudited) for the nine months ended September 30, 1999 and
                  1998 (unaudited)                                                                F-4

                  Consolidated Statements of Changes in Stockholders' Equity
                  for the year ended December 31, 1998 and
                  for the nine months ended September 30, 1999 and 1998 (unaudited)               F-5

                  Consolidated Statements of Cash Flows
                  for the year ended December 31, 1998 and
                  for the nine months ended September 30, 1999 and 1998 (unaudited)            F-6 - F-7

                  Notes to Consolidated Financial Statements (unaudited)                      F-8 - F-15



ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITIONS AND RESULTS OF OPERATIONS                                                     3


PART II - OTHER INFORMATION                                                                       4


SIGNATURES                                                                                        6

                         PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS.













                      LIFEWAY FOODS, INC. AND SUBSIDIARIES
                              FINANCIAL STATEMENTS
                           SEPTEMBER 30, 1999 AND 1998
                                   (UNAUDITED)

                      LIFEWAY FOODS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET

                                                                (UNAUDITED)
                                                               SEPTEMBER 30,
                                                       -----------------------------     DECEMBER 31,
                                                           1999             1998             1998
                                                       ------------     ------------     ------------
ASSETS

CURRENT ASSETS
  Cash and cash equivalent                             $  1,193,098     $    695,799     $    628,415
  Certificates of Deposit                                         0          236,686          239,993
  Marketable Securities                                     169,199                0          100,435
  Accounts receivable, net of allowance
     for doubtful accounts of  $ 0 at
     September 30, 1999 and December 31, 1998,
     and $ 48,000 at September 30, 1998                   1,063,428          868,145          847,269
  Other receivables                                          16,620           16,200           16,200
  Stockholder notes receivable                              175,000                0                0
  Inventories                                               761,000          721,000          851,517
  Prepaid expenses and other assets                         194,420           13,629           11,772
  Deferred income taxes                                      46,494           17,936           36,858
                                                       ------------     ------------     ------------

      TOTAL CURRENT ASSET                                 3,619,259        2,569,395        2,732,459

PROPERTY AND EQUIPMENT
  Land                                                      658,400          658,400          658,400
  Buildings, machinery and equipment                      5,540,745        4,873,748        5,150,248
                                                       ------------     ------------     ------------
  Total property and equipment                            6,199,145        5,532,148        5,808,648
  Less:  accumulated depreciation                         1,962,633        1,547,093        1,660,628
                                                       ------------     ------------     ------------
      PROPERTY AND EQUIPMENT, NET                         4,236,512        3,985,055        4,148,020

OTHER ASSETS
      INTANGIBLE ASSETS, NET                                  6,250           13,462           10,000
                                                       ------------     ------------     ------------

TOTAL ASSETS                                           $  7,862,021     $  6,567,912     $  6,890,479
                                                       ============     ============     ============

                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                      LIFEWAY FOODS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET


LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                     (UNAUDITED)
                                                                    SEPTEMBER 30,
                                                           ------------------------------      DECEMBER 31,
                                                               1999              1998              1998
                                                           ------------      ------------      ------------
CURRENT LIABILITIES
  Current maturities of notes payable                      $     91,647      $    266,964      $     85,191
  Accounts Payable                                              404,076           356,183           513,672
  Accrued expenses                                              417,177           293,896           167,075
                                                           ------------      ------------      ------------
      TOTAL CURRENT LIABILITIES                                 912,900           917,043           765,938



LONG-TERM LIABILITIES                                         1,255,935         1,128,087         1,314,812

DEFERRED INCOME TAXES                                           171,960            37,822           171,960


STOCKHOLDERS' EQUITY
  Common Stock                                                1,601,916         1,396,316         1,426,916
  Retained Earnings                                           3,965,002         3,107,462         3,241,308
  Accumulated other comprehensive income, net of tax            (26,874)                0           (11,637)
  Treasury Stock                                                (18,818)          (18,818)          (18,818)
                                                           ------------      ------------      ------------
      TOTAL STOCKHOLDERS' EQUITY                              5,521,226         4,484,960         4,637,769
                                                           ------------      ------------      ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                 $  7,862,021      $  6,567,912      $  6,890,479
                                                           ============      ============      ============


                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                      LIFEWAY FOODS, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME

                                                   (UNAUDITED)                         (UNAUDITED)                 FOR THE
                                           FOR THE THREE MONTHS ENDED          FOR THE NINE MONTHS ENDED          YEAR ENDED
                                                   SEPTEMBER 30,                       SEPTEMBER 30,             DECEMBER 31,
                                         ------------------------------      ------------------------------      ------------
                                             1999              1998              1999              1998              1998
                                         ------------      ------------      ------------      ------------      ------------
SALES                                    $  2,001,305      $  1,747,870         5,894,493         5,072,862      $  6,795,099

COST OF GOODS SOLD                            955,249           914,117         2,858,258         2,313,480         3,697,080
                                         ------------      ------------      ------------      ------------      ------------

GROSS PROFIT                                1,046,056           833,753         3,036,235         2,759,382         3,098,019

OPERATING EXPENSES                            645,486           510,435         1,822,477         1,679,994         1,758,588
                                         ------------      ------------      ------------      ------------      ------------


INCOME FROM OPERATIONS                        400,570           323,318         1,213,758         1,079,388         1,339,431

OTHER INCOME (EXPENSE)
      Interest income                          10,325             8,904            27,099            28,412            38,104
      Interest expense                        (27,450)          (32,842)          (74,613)          (81,502)         (106,222)
      Gain on sale of
         marketable securities                 15,004                 0            15,004                 0            34,624
                                         ------------      ------------      ------------      ------------      ------------
      TOTAL OTHER INCOME
      (EXPENSE)                                (2,121)          (23,938)          (32,510)          (53,090)          (33,494)
                                         ------------      ------------      ------------      ------------      ------------

INCOME BEFORE INCOME TAXES                    398,449           299,380         1,181,248         1,026,298         1,305,937

PROVISION FOR INCOME TAXES                    154,357           115,976           457,554           397,528           543,321
                                         ------------      ------------      ------------      ------------      ------------

NET INCOME                               $    244,092      $    183,404      $    723,694      $    628,770      $    762,616
                                         ============      ============      ============      ============      ============

EARNINGS PER SHARE                       $        .06      $        .05      $        .19      $        .17      $        .20
                                         ============      ============      ============      ============      ============

WEIGHTED AVERAGE SHARES
 OUTSTANDING                                3,813,577         3,789,277         3,813,577         3,789,277         3,781,355
                                         ============      ============      ============      ============      ============


COMPREHENSIVE INCOME;

NET INCOME                               $    244,092      $    183,404      $    723,694      $    628,770      $    762,616

OTHER COMPREHENSIVE INCOME,
   NET OF TAX:
   UNREALIZED LOSSES ON SECURITIES
   (NET OF TAX BENEFIT)                       (15,237)                0           (15,237)                0           (11,637)
                                         ------------      ------------      ------------      ------------      ------------

COMPREHENSIVE INCOME                     $    228,855      $    183,404      $    708,457      $    628,770      $    750,979
                                         ============      ============      ============      ============      ============


                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                      LIFEWAY FOODS, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY


                                        COMMON STOCK, NO PAR VALUE
                                       10,000,000 SHARES AUTHORIZED
                                      ------------------------------

                                                             # OF                                                      ACCUMULATED
                                                           SHARES OF                                                     OTHER
                                      # OF SHARES ISSUED   TREASURY        COMMON        TREASURY        RETAINED     COMPREHENSIVE
                                        AND OUTSTANDING     STOCK          STOCK          STOCK          EARNINGS        INCOME
                                      ------------------  ----------     ----------     ----------      ----------    ------------
BALANCES AT
  DECEMBER 31, 1996                         3,785,377         10,400     $1,374,754     $  (18,818)     $1,778,375     $        0


Stock in exchange for
   services rendered                            3,900              0         21,562              0               0              0

Net income for the year
    ended December 31, 1997                         0              0              0              0         700,317              0
                                           ----------     ----------     ----------     ----------      ----------     ----------

BALANCES AT
   DECEMBER 31, 1997                        3,789,277         10,400      1,396,316        (18,818)      2,478,692              0

Stock in exchanged for
     services rendered                          6,800              0         30,600              0               0              0

Other comprehensive income:
     Unrealized losses on securities                0              0              0              0               0        (11,637)

Net income for the year
    ended December 31, 1998                         0              0              0              0         762,616              0
                                           ----------     ----------     ----------     ----------      ----------     ----------

BALANCES AT
    DECEMBER 31, 1998                       3,796,077         10,400      1,426,916        (18,818)      3,241,308        (11,637)

Stock Options Exercised                        35,000              0        175,000              0               0              0

Other comprehensive income:
     Unrealized losses on securities                0              0              0              0               0        (15,237)

Net income for the nine months
    ended September 30, 1999                        0              0              0              0         723,694              0
                                           ----------     ----------     ----------     ----------      ----------     ----------

BALANCES AT
    SEPTEMBER 30, 1999                      3,831,077         10,400     $1,601,916     $  (18,818)     $3,965,002     $  (26,874)
                                           ==========     ==========     ==========     ==========      ==========     ==========


                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                      LIFEWAY FOODS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                            (UNAUDITED)
                                                                     FOR THE NINE MONTHS ENDED
                                                                            SEPTEMBER 30,            FOR THE YEAR ENDED
                                                                   ------------------------------       DECEMBER 31
                                                                       1999              1998              1998
                                                                   ------------      ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net income                                                   $    723,694      $    628,770      $    762,616
      Adjustments to reconcile net income to net
         cash flows from operating activities:
         Depreciation and amortization                                  305,755           274,011           391,007
         Realized gain on sale of marketable securities                 (15,004)                0           (34,624)
         Issuance of common stock in exchange
            for services                                                      0                 0            30,600
         Decrease in allowance for doubtful accounts                          0                 0           (48,000)
              Deferred income taxes                                           0                 0           115,217
              (Increase) decrease in operating assets:
              Accounts receivable                                      (216,159)          (49,900)           18,976
              Other receivable                                              420            (1,000)           (1,000)
              Inventories                                                90,517          (106,978)         (237,495)
              Prepaid expenses and other assets                        (182,648)           (5,915)           (4,058)
              Increase (decrease) in operating liabilities:
                    Accounts payable                                   (109,596)          (38,207)          119,282
                    Accrued expenses                                    250,102          (135,301)         (262,122)
                                                                   ------------      ------------      ------------
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES                        847,081           565,480           850,399

CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchase of marketable securities                                (188,429)           (9,064)         (305,490)
      Sale of marketable securities                                     123,740                 0           218,048
      Cash proceeds from maturity of investments                        247,211                 0                 0
         classified as held to maturity
      Purchase of property and equipment                               (390,497)         (332,857)         (592,877)
                                                                   ------------      ------------      ------------
NET CASH PROVIDED BY (USED) IN
     INVESTING ACTIVITIES                                              (207,975)         (341,921)         (680,319)

CASH FLOWS FROM FINANCING ACTIVITIES:
      Repayments of notes payable                                       (74,423)          (78,430)          (92,335)
                                                                   ------------      ------------      ------------

NET CASH USED IN FINANCING ACTIVITIES                                   (74,423)          (78,430)          (92,335)
                                                                   ------------      ------------      ------------

NET INCREASE (DECREASE) IN CASH AND
     CASH EQUIVALENTS                                                   564,683           145,129            77,745

CASH AND CASH EQUIVALENTS AT
     BEGINNING OF PERIOD                                                628,415           550,670           550,670
                                                                   ------------      ------------      ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                         $  1,193,098      $    695,799      $    628,415
                                                                   ============      ============      ============


                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                      LIFEWAY FOODS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                 (UNAUDITED)
                                                           FOR THE NINE MONTHS ENDED
                                                         -----------------------------
                                                                 SEPTEMBER 30,           FOR THE YEAR ENDED
                                                         -----------------------------      DECEMBER 31
                                                             1999             1998             1998
                                                         ------------     ------------     ------------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

      Cash paid for interest                             $     74,613     $     81,502     $    106,222
                                                         ============     ============     ============

      Cash paid for income taxes                         $    267,500     $    502,000     $    623,000
                                                         ============     ============     ============


SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING
     AND FINANCING ACTIVITIES:
  Refinancing of mortgages                               $          0     $          0     $    582,696
                                                         ============     ============     ============

  Purchase of automobile by issuing a note payable       $     22,002     $          0     $     18,857
                                                         ============     ============     ============

  Issuance of common stock in exchange
      for consulting fees                                $          0     $          0     $     30,600
                                                         ============     ============     ============

  Issuance of common stock from exercise
      of stock options by stockholder note               $    175,000     $          0     $          0
                                                         ============     ============     ============



                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                      LIFEWAY FOODS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                SEPTEMBER 30, 1999 AND 1998 AND DECEMBER 31, 1998


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

      In 1992, the Company formed Lifeway International, Inc. ("LII") a wholy-owned subsidiary incorporated in the state of Illinois, to facilitate the distribution of its products to Eastern Europe. LII was dissolved in 1998, and its operations were merged into the operations of the Company to simplify the exporting of its products.

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

                      LIFEWAY FOODS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                SEPTEMBER 30, 1999 AND 1998 AND DECEMBER 31, 1998


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

      Accounts Receivable

      The allowance for doubtful accounts is based on management's evaluation of outstanding accounts receivable at the end of the year. At December 31, 1998 and September 30, 1999, no allowance for doubtful accounts has been made since all receivables were considered collectible.

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

Intangible Assets

      Intangible Assets are stated at cost and are amortized over estimated useful lives of the assets using the straight-line method as follows:

                   Covenant not to compete               10 years
                   U.P.C. Codes                           7 years
                   Organization costs                     5 years

                      LIFEWAY FOODS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                SEPTEMBER 30, 1999 AND 1998 AND DECEMBER 31, 1998

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

      Advertising Costs

      The Company expenses advertising costs as incurred. During the year 1998 and for the nine months ended September 30, 1999, $240,636 and $145,694, respectively, were expensed. As of September 30, 1999, advertising costs of $194,420 were prepaid for future advertising campaigns and magazine advertising.

      Earning Per Common Share

      Earnings per common share were computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the year. For the year ended December 31, 1998 and 1997, diluted and basic earnings per share were the same, as the effect of dilutive securities options outstanding was not significant.

NOTE 3 - MARKETABLE SECURITIES

      The cost and fair value of marketable securities available for sale are as follows:

                                                     Unrealized     Unrealized      Fair
                                            Cost        Gains         Losses        Value
                                         ---------   ----------     -----------    --------
        December 31, 1998 - Equities     $ 122,066     $    -0-      $ (21,631)    $100,435
        September 30, 1999 - Equities    $ 194,072     $    -0-      $ (24,873)    $169,199

      Proceeds from the sale of marketable securities were $218,048 and $123,740 in 1998 and 1999 respectively. Gross gains of $34,624 and $15,004 were realized on those sales in 1998 and 1999 respectively

NOTE 4 - INVENTORIES

      Inventories consisted of the following:

                                        (UNAUDITED)
                                  FOR THE NINE MONTHS ENDED
                                        SEPTEMBER 30,           FOR THE YEAR ENDED
                                ------------------------------     DECEMBER 31
                                     1999            1998             1998
                                -------------    -------------   --------------
         Finished goods         $     480,000    $     330,000   $      534,224
         Work in Process                    0                0           49,560
         Production supplies          125,000          206,000          132,281
         Raw materials                156,000          185,000          135,452
                                -------------    -------------   --------------
                                $     761,000    $     721,000   $      851,517
                                =============    =============   ==============

                      LIFEWAY FOODS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                SEPTEMBER 30, 1999 AND 1998 AND DECEMBER 31, 1998


NOTE 5 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

                                                (UNAUDITED)
                                          FOR THE NINE MONTHS ENDED
                                                SEPTEMBER 30,          FOR THE YEAR ENDED
                                       ------------------------------      DECEMBER 31,
                                           1999              1998             1998
                                       ------------      ------------     ------------
        Land                           $    658,400      $    658,400     $    658,400
        Buildings and improvements        1,649,370         1,649,370        1,631,557
        Machinery and equipment           3,628,278         3,022,256        3,261,618
        Vehicles                            180,676           119,770          176,842
        Office equipment                     82,421            82,352           80,231
                                       ------------      ------------     ------------
                                       $  6,199,145      $  5,532,148     $  5,808,648
                                       ============      ============     ============

      Depreciation charged to income for the three and nine months ended September 30, 1999 and 1998 was $100,669, $302,007 and $87,869, $263,607
      respectively, and $377,142 for the year ended December 31, 1998.


NOTE 6 - NOTES PAYABLE

                                                                        (UNAUDITED)
                                                                 FOR THE NINE MONTHS ENDED
                                                                       SEPTEMBER 30,        OR THE YEAR ENDED
                                                                 -------------------------     DECEMBER 31,
                                                                    1999           1998           1998
                                                                 ----------     ----------     ----------
 Mortgage note payable, 1st National Bank of
 Morton Grove, payable in monthly installments
 of $1,767, including interest at 7.25%, with a
 balloon payment of $139,838 due November
 2003.  Collateralized by real estate                            $  176,780     $  184,932     $  184,282

 Mortgage note payable, American National Bank
 and Trust Company of Chicago, payable in monthly
 installments of $3,161 including interest at 7.25%,
 with a balloon payment of $343,151 due August
 2003.  Collaterlized by real estate                                388,147        397,763        395,731

 Mortgage note payable, American National Bank
 and Trust Company of Chicago, payable in monthly
 installments of principal of $5,109 plus interest
 at 8.05%, with a balloon payment of $618, 214 due
 November 2001.  Collateralized by real estate                      751,048        812,356        802,138

 Note payable, Ford Motor credit, payable in monthly
 installments of $540, including interest at 1.9%, due
 October 2001.  Collateralized by vehicle                            13,220              0         17,852

 Note payable, 1st National Bank of Morton Grove,
 payable in monthly installments of $532, including
 interest at 7.5%, due December 2002.  Collateralized
 by vehicle                                                          18,387              0              0
                                                                 ----------     ----------     ----------

                      LIFEWAY FOODS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                SEPTEMBER 30, 1999 AND 1998 AND DECEMBER 31, 1998


NOTE 6 - NOTES PAYABLE - CONTINUED

                                        (UNAUDITED)
                                  FOR THE NINE MONTHS ENDED
                                        SEPTEMBER 30,           FOR THE YEAR ENDED
                                -----------------------------      DECEMBER 31,
                                    1999             1998             1998
                                ------------     ------------     ------------
        Total                      1,347,582        1,395,051        1,400,003

Less current maturities               91,647          266,964           85,191
                                ------------     ------------     ------------

           Total                $  1,255,935     $  1,128,087     $  1,314,812
                                ============     ============     ============




      Maturities of notes payable are as follows:

            Year Ending December 31,
                               1999         $    85,191
                               2000              86,636
                               2001             705,315
                               2002              21,974
                               2003             500,887
                                            -----------

                              Total         $ 1,400,003
                                            ===========


NOTE 7 - PROVISION FOR INCOME TAXES

      The provision for income taxes consists of the following:

                                           (UNAUDITED)
                                     FOR THE NINE MONTHS ENDED
                                           SEPTEMBER 30,          FOR THE YEAR ENDED
                                   -----------------------------     DECEMBER 31,
                                       1999             1998             1998
                                   ------------     ------------     ------------
Current
      Federal                      $    247,065     $    323,912     $    339,750
      State                              56,132           73,616           78,362
                                   ------------     ------------     ------------
Total current                           303,197          397,528          418,112
Deferred                                      0                0          125,209
                                   ------------     ------------     ------------

Provision for income taxes         $    303,197     $    397,528     $    543,321
                                   ============     ============     ============

      A reconciliation of the provision for income taxes and the income tax computed at the statutory rate is as follows:


                                                (UNAUDITED)
                                          FOR THE NINE MONTHS ENDED
                                                SEPTEMBER 30,         FOR THE YEAR ENDED
                                        -----------------------------     DECEMBER 31,
                                            1999             1998             1998
                                        ------------     ------------     ------------
Federal income tax expense
  computed at the statutory rate        $    372,842     $    323,912     $    444,019
State taxes, expense                          84,742           73,616           69,373
Permanent book/tax differences                     0                0           29,929
                                        ------------     ------------     ------------

Provision for income taxes              $    457,554     $    397,528     $    543,321
                                        ============     ============     ============

                      LIFEWAY FOODS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                SEPTEMBER 30, 1999 AND 1998 AND DECEMBER 31, 1998


NOTE 7 - PROVISION FOR INCOME TAXES - CONTINUED

Amounts for deferred tax assets and liabilities are as follows:

                                                                   SEPT. 30,        DEC, 31,
                                                                     1999             1998
                                                                 ------------     ------------
Non-current deferred tax liabilities arising from:
      Temporary differences - principally
             Book/tax, accumulated depreciation                  $    171,960     $    171,960
      Total deferred tax liabilities                             $    171,960     $    171,960

 Current deferred tax assets arising from:
             Book/tax, allowance for unrealized losses           $      9,994     $     19,630
             Book/tax, inventory                                       26,864           26,864
                                                                 ------------     ------------
 Total deferred tax assets                                             36,858           46,494
                                                                 ------------     ------------

 Net deferred tax liability                                      $    135,102     $    145,096
                                                                 ============     ============


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


NOTE 9 -  INTANGIBLE ASSETS

Intangible assets consisted of the following:

                                     SEPT. 30,        DEC. 31,
                                       1999             1998
                                   ------------     ------------
Covenant Not to Compete            $     50,000     $     50,000
UPC Codes                               200,000          200,000
Organization Costs                       44,343           44,343
                                   ------------     ------------
                                        294,343          294,343
Accumulated amortization                284,343          288,093
                                   ------------     ------------
                                   $     10,000     $      6,250
                                   ============     ============


      Total amortization charged against income for the three and nine months ended September 30, 1999 and 1998 was $1,250, $3,750 and $3,469, $10,611
      respectively, and $13,865 for the year ended December 31, 1998.


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

                      LIFEWAY FOODS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                SEPTEMBER 30, 1999 AND 1998 AND DECEMBER 31, 1998


NOTE 10 - STOCK OPTION PLANS  (CONTINUED)

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

      A summary of option transactions during the year ended December 31, 1998 is shown below:

                                                                Number          Weighted-Average
                                                                  of                Exercise
                                                                Shares               Price
                                                              -----------         -----------
Outstanding and exercisable at January 1, 1998
                                                                       --                 N/A
      Granted                                                      55,000               $5.00
      Exercised                                                         0                5.00
      Forfeited                                                         0                   0
      Expired                                                           0                   0
                                                              -----------
      Outstanding and exercisable at December 31, 1998             55,000                5.00
                                                              ===========

      Available for issuance at December 31, 1998                 245,000
                                                              ===========

      As of September 30, 1999, 35,000 shares were issued from stock options previously granted at a weighted average exercise price of $5.00 per share.


NOTE 11 - FAIR VALUE OF FINANCIAL INSTRUMENTS

      The estimated fair value of the Company's financial instruments, none of which are held for trading purposes, are as follows at December 31, 1998:

                                                               Carrying         Fair
                                                                Amount          Value
                                                             -----------     -----------
              Cash and cash equivalents                      $   628,415     $   628,415
              Certificates of Deposit                            239,993         239,993
              Note payable to bank                                17,852          17,852
              Marketable securities                              100,435         100,435
              Mortgages payable                                1,382,151       1,377,303
                                                             -----------     -----------

              Total                                          $ 2,368,846     $ 2,363,998
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

                      LIFEWAY FOODS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                SEPTEMBER 30, 1999 AND 1998 AND DECEMBER 31, 1998


NOTE 12 - SUBSEQUENT EVENT

      On October 1, 1999, the company entered into a Stock Purchase Agreement and Shareholders' Agreement with Danone Foods, Inc. ("Danone"), a subsidiary of Groupe Danone based in Paris France. Pursuant to the agreements, the company issued and sold 497,767 shares of restricted common stock to Danone. The purchase price paid to the company was $10.00 per share, for an aggregate equity investment of $4,977,670.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(1)      Material Changes in Results of Operations

         Net income for the nine month period ending September 30, 1999 was $723,694, compared to $628,770 during the same nine month period in 1998, an increase of $94,924. The material components of the increase in net income are detailed as follows:

         Sales during the nine month period ending September 30, 1999 were $5,894,493, compared to $5,072,862 during the same nine month period in 1998, an increase of $771,631 (a 15% increase). The increase in sales is attributable to increased sales of existing products as a result of increased advertising and marketing of the Company's products.

         Cost of Goods Sold during the nine month period ending September 30, 1999 were $2,858,258, compared to $2,313,480 for the same nine month period in 1998, an increase of $544,778 (a 23% increase). This increase, while generally corresponding to the increased sales in 1999, is also partially attributable to higher wholesale prices of milk.

         Operating Expenses during the nine month period ending September 30, 1999 were $1,822,477, compared to $1,679,994 for the same nine month period in 1998, an increase of $142,483 (an 8% increase). This increase is primarily attributable to increased marketing and advertising in 1999.

(2)      Liquidity and Capital Resources

         As of September 30, 1999, as compared to September 30, 1998, the Company had working capital in the amount of $2,706,352 as compared to $1,652,352, respectively, an increase of $1,054,007. This 164% increase in working capital is attributable to increases in current assets, primarily cash on hand ($224,408 increase), marketable securities ($179,165 increase), accounts receivable ($245,994 increase), stockholder notes receivable for employee stock option exercises ($175,000 increase) and prepaid expenses ($180,791 increase).

         As of September 30, 1999, as compared to September 30, 1998, total current liabilities remained virtually unchanged, with a decrease in current maturities on notes payable ($175,317 decrease) due to the refinancing of several mortgage notes, offset by increases of accounts payable ($47,893 increase) and accrued expenses ($123,281 increase). The increases in accounts payable and accrued expenses are due to increased operations generally, increased advertising and timing differences with respect to payment of taxes and other expenses.

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

(3)      Material Subsequent Event

         Subsequent the end of the period covered by this quarterly report, on October 1, 1999, the Company completed a sale of 497,767 shares of its common stock at a price of $10.00 per share to Danone Foods, Inc., a subsidiary of Groupe Danone based in Paris, France. The transaction resulted in an increase in stockholders' equity of almost $5 million. The transaction is further describe in Item 6(b) of this report.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         The Company filed a lawsuit against Fresh Made, Inc. in August 1999, in United State District Court, Eastern District of New York, Civil Action No. CV 99 4830. The lawsuit primarily claims intentional trademark infringement of the Company's federally registered trademark for a Russian term transliterated as "Krest'yanskiy" which the Company uses on one brand of its kefir cheese. The Company is seeking monetary damages and injunctive relief.

ITEM 2.  CHANGES IN SECURITIES - None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES - None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company held its Annual Meeting of Stockholders on July 17, 1999. Proxies were solicited pursuant to Regulation 14A under the Exchange Act, and the election of directors was uncontested. The matters voted upon and the results thereof were as follows:

         1. Election of Directors to serve until the next meeting and until their successors are duly elected and qualified:

                                                For          Withheld
                                             ---------       --------
                  Michael Smolyansky         3,694,665        1,237
                  Pol Sikar                  3,694,665        1,237
                  Rick D. Salm               3,694,665        1,237
                  Lorenzo Bernardi           3,694,665        1,237

         2. Ratification of Gleeson, Sklar, Sawyers & Cumpata LLP as independent auditors for the next fiscal year:

                     For                Against                 Abstain
                  ---------             -------                 -------
                  3,692,658              2,137                   1,107

ITEM 5.  OTHER INFORMATION

         Subsequent to the end of the quarter covered by this report, the Company entered into a transaction with Danone Foods, Inc., a subsidiary of Groupe Danone based in Paris France, which resulted in an equity investment in the Company of almost $5 million ($10.00 per share of common stock). A current report on Form 8-K describing the transaction was filed on October 12, 1999, and is summarized below in Item 6(b).

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits: Exhibit Number and Brief Description

         3.1 .... Articles of Incorporation of issuer, with Certificate, and
                  Amendments. (Incorporated by reference to the Company's registration statement on Form S-18 (File No. 33-14329-C), and Post-Effective Amendments thereto.)

         3.2 .... Bylaws of issuer. (Incorporated by reference to the Company's registration statement on Form S-18 (File No. 33-14329-C) and Post-Effective Amendments thereto).

         3.3 .... Corrected Amendment to the Bylaws of issuer. (Incorporated by reference to the Company's registration statement on Form S-18 (File No. 33-14329-C), and Post-Effective Amendments thereto).

         10.1 ... Lifeway Foods, Inc. Consulting and Services Compensation Plan, dated June 5, 1995. (Incorporated by reference to the Company's registration statement on Form S-8 (File No. 33-93306).

         10.10 .. Stock Purchase Agreement with Danone Foods, Inc., dated October 1, 1999. (Incorporated by reference to the Company's current report on Form 8-K dated October 1, 1999, and filed October 12, 1999).

         10.11 .. Stockholders' Agreement with Danone Foods, Inc. dated October 1, 1999. (Incorporated by reference to the Company's current report on Form 8-K dated October 1, 1999, and filed October 12, 1999).

         27 ..... Financial Data Schedule. (Filed herewith).


(b)      Reports on Form 8-K

         Subsequent to the end of the period covered by this quarterly report, on October 12, 1999, the Company filed a current report on Form 8-K dated October 1, 1999, to report that on October 1, 1999, the Company issued and sold 497,767 shares of restricted common stock to Danone Foods, Inc. ("Danone"), a subsidiary of Groupe Danone based in Paris, France. The purchase price paid to the Company was $10.00 per share, for an aggregate equity investment of $4,977,670.

         Pursuant to the terms and conditions of a Stock Purchase Agreement and a Stockholders' Agreement, the Company granted certain limited rights to Danone, which include a right to nominate one director, anti-dilutive rights relating to future offerings, and limited registration rights.

         The Company and Danone also agreed that they would not compete with each other for a period of five years with respect to certain yogurt, cheese and kefir products.

         In connection with the transaction, Danone also purchased 150,000 outstanding shares of common stock from certain shareholders, including the Registrant's controlling shareholder, on similar terms. As a result of these purchases, Danone became the beneficial owner of 15% of the outstanding common stock of the Registrant.

         The parties agreed that for a period of five years, Danone may increase its ownership interest up to, but not more than, 20% of the outstanding common stock of the Registrant.

         The Company has been advised by Danone that subsequent to the closing of the above described transaction, Danone has increased its ownership interest to approximately 17% through non-public transactions with three shareholders.

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


Date:   November 10, 1999

                                  EXHIBIT INDEX


    EXHIBIT
    NUMBER              DESCRIPTION
    -------             -----------
      3.1               Articles of Incorporation of issuer, with Certificate,
                        and Amendments. (Incorporated by reference to the
                        Company's registration statement on Form S-18 (File No.
                        33-14329-C), and Post-Effective Amendments thereto.)

      3.2 Bylaws of issuer. (Incorporated by reference to the Company's registration statement on Form S-18 (File No.
                        33-14329-C) and Post-Effective Amendments thereto).

      3.3               Corrected Amendment to the Bylaws of issuer.
                        (Incorporated by reference to the Company's registration statement on Form S-18 (File No. 33-14329-C), and
                        Post-Effective Amendments thereto).

      10.1              Lifeway Foods, Inc. Consulting and Services Compensation
                        Plan, dated June 5, 1995. (Incorporated by reference to the Company's registration statement on Form S-8 (File
                        No. 33-93306).

      10.10             Stock Purchase Agreement with Danone Foods, Inc., dated
                        October 1, 1999. (Incorporated by reference to the Company's current report on Form 8-K dated October 1,
                        1999, and filed October 12, 1999).

      10.11             Stockholders' Agreement with Danone Foods, Inc. dated
                        October 1, 1999. (Incorporated by reference to the Company's current report on Form 8-K dated October 1,
                        1999, and filed October 12, 1999).

      27                Financial Data Schedule. (Filed herewith).