Form 10KSB
period 1999-12-31
LIFEWAY FOODS INC
filed 2000-03-29
CIK 814586

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

         [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1999

       [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

        For the transition period from:                to
                                        --------------    --------------

                         Commission file number: 0-17363
                                                 -------

                               LIFEWAY FOODS, INC.
--------------------------------------------------------------------------------
           (Name of small business issuer as specified in its charter)

             ILLINOIS                                     36-3442829
-------------------------------                 --------------------------------
(State or other jurisdiction of                 IRS Employer Identification No.)
 incorporation or organization)

6431 WEST OAKTON, MORTON GROVE, ILLINOIS                    60053
----------------------------------------              -----------------
(Address of principal executive offices)                 (Zip Code)

Issuer's telephone number: (847) 967-1010
                           --------------

Securities registered under Section 12(b) of the Exchange Act: NONE
                                                               ----

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

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         State issuer's revenues for its most recent fiscal year. $7,907,571
                                                                  ----------

         State the aggregate market value of the voting stock held by non-affiliates, approximately 1,247,216 shares, computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days. $9,276,169 OF FEBRUARY 11, 2000, BASED ON THE AVERAGE CLOSING BID AND ASKED PRICES OF $7.4375 PER SHARE AS QUOTED ON NASDAQ.

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 4,318,444 SHARES OF COMMON STOCK AS OF MARCH 21, 2000.

                      DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Notice of Annual Meeting and Proxy Statement for the Registrant's 1999 Annual Meeting of Shareholders, scheduled to be held June 17, 2000, are incorporated by reference in Part III.

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

ITEM 1.    DESCRIPTION OF BUSINESS.

(a)      Business Development

         Lifeway Foods, Inc. (the "Company") commenced operations in February, 1986, and was incorporated under the laws of the State of Illinois on May 19, 1986. The Company's primary product is kefir, a drinkable product similar to but distinct from yogurt, in several flavors sold under the name "Lifeway's Kefir"; a plain farmer's cheese sold under the name "Lifeway's Farmer's Cheese"; fruit sugar-flavored product similar in consistency to cream cheese sold under the name of "Sweet Kiss;" and other kefir-based products. The Company also produces several soy-based products and a vegetable-based seasoning under the name "Golden Zesta." The Company distributes its products primarily throughout the United States. The Company also distributes some of its products internationally by exporting to Eastern Europe.

         (a)(1)   Subsidiary Corporation

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

         LIFEWAY'S KEFIR. "Lifeway's Kefir" is a drinkable kefir product manufactured in eleven flavors - plain (regular and low-fat), raspberry, blueberry, strawberry, cherry, peach, banana-strawberry, cappuccino, chocolate and vanilla -- in 32 ounce containers featuring color-coded caps and labels describing nutritional information. In March 1996, the Company began marketing its fat-free, low cholesterol kefir in six flavors. The kefir product is currently marketed under the name "Lifeway's Kefir," and is sold from the dairy section. Lifeway's Kefir has a shelf life of approximately 60 days. All flavors contain fructose, fruit juice, kefir culture, and pasteurized, low-fat milk and natural flavorings.

         GOLDEN ZESTA. "Golden Zesta" is a vegetable-based seasoning which, because of its low sodium content, may also be used as a salt substitute.

         FARMER'S CHEESE. "Farmer's Cheese" is based on a cultured soft cheese and is intended to be used in a variety of recipes as a lowfat, low-cholesterol, low-calorie substitute for cream cheese or ricotta, and is available in regular and Swiss style.

         ELITA. "Elita" is a low-fat, low-cholesterol spreadable kefir product which is marketed as an alternative to cream cheese.

         KWASHENKA. "Kwashenka" is a kefir product that is designed to be eaten with a spoon, like most yogurt products.

         BASICS PLUS. "Basics Plus" is a kefir-based beverage product designed to improve gastrointestinal functions and, thus, enhance the immune system. This product contains certain "passive immunity products" produced by GalaGen, Inc.

         SOYTREAT. SoyTreat is a non-dairy alternative to kefir made from organic soy milk, which is derived from non-genetically modified soybeans. SoyTreat can be consumed by those who desire the benefits of kefir, but are either lactose intolerant or vegan. SoyTreat also provides 6.25g of soy protein per serving, and features the FDA health claim, "25g of soy protein a day as part of a diet low in saturated fat can help lower cholesterol and reduce the risk of heart disease."

         KRESTYANSKI TWOROG. Krestyanski Tworog is a European kefir-based soft style cheese which can also be used in a variety of recipes, eaten with a spoon, used as a cheese spread, or substituted in recipes for cream cheese, ricotta cheese, or cottage cheese.

         KEFIR STARTER. "Kefir Starter" is a powder form of kefir that is sold in envelope packets and allows a consumer to make their own drinkable kefir at home by adding milk, and is developing sales of the product internationally and via the internet.

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

         These distributors are provided Lifeway products at wholesale prices for distribution to their retail accounts. The Company believes that the price at which its products are sold to its distributors is competitive with the prices generally paid by distributors for similar products in the markets served. In all areas served, distributors currently deliver the products directly to the refrigerated cases of dairy sections of the retail stores. Each distributor carries the full complement of Lifeway's products on its trucks, and checks the retail stores for space allocated to Lifeway's products, determines inventory requirements, and places Lifeway products directly into the case. The Company prefers such method of distribution in order to serve the needs of each retail store, and to ensure consistency and quality of product handling, quality control, flavor selection and retail display. Under the distribution arrangements, each distributor must meet certain prescribed product handling, service and administrative requirements including, among others, frequency of delivery, replacement of damaged, old or substandard packages, and delivery of products directly to the refrigerated case.

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

         On December 24, 1999, the Company entered into a Support Agreement with a subsidiary of Group Danone. The primary purpose of the Support Agreement, which provides for an initial term of three years and is renewable annually thereafter, is to allow the Company access to Danone's brokers and distributors in the United States.

         (b)(4)   Competition

         Although the Company faces very little direct competition in the United States for the kefir market, the Company's kefir-based products are subject to competition from other yogurt and other dairy products. Many producers of yogurt and other dairy products are well-established and have significantly greater financial resources than the Company.

         In connection with the Support Agreement between the Company and Danone, the parties agreed that they would not compete with each other during the term of the Support Agreement and for three years after termination of the agreement with respect to certain yogurt, cheese and kefir products. Specifically, the Company agreed not to produce or sell any type of yogurt, fromage frais, Italian style cheese, chilled desserts or any soy-based products, other than those that are kefir based or are already being produced and sold by the Company, in the U.S. and Western Europe; and Danone agreed not to produce or sell any type of kefir-based products in the U.S.

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

         (b)(6)   Major Customers

         The Company distributes its products to more than 400 accounts throughout the U.S. Concentrations of credit with regard to trade accounts receivable and sales are limited due to the fact that the Company's customers are spread across different geographic areas. The customers are concentrated in the retail food industry. In 1999, no customer comprised over 10% of sales.

         (b)(7) Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements, Labor Contracts

         On December 12, 1989, and June 12, 1990, the U.S. Patent and Trademark Office granted the Company exclusive trademarks for the names "Lifeway's" and "Healthy Eating," respectively. In addition, on January 10, 1992, the Company was granted a trademark for the name "Lifeway's" for its use in Canada since September 9, 1988. On December 12, 1999, the U.S. Patent and Trademark Office granted the Company a ten year renewal of the "Lifeway's" trademark.

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

         On August 19, 1997, the Company received trademark approval from the U.S. Patent and Trademark Office for the stylized drawing trademark for Golden Zesta.

         On February 10, 1998, the Company received trademark approval from the U.S. Patent and Trademark Office for the trademark "Sweet Kiss," for its fruit sugar-flavored product similar in consistency to cream cheese.

         On February 10, 1998, the Company received trademark approval from the U.S. Patent and Trademark Office for the trademark "Kwashenka," for its spoonable kefir.

         On October 17, 1997, GalaGen, Inc., made application to the U.S. Patent and Trademark Office for the trademark "Basics Plus" for kefir-based products In July 1998, GalaGen, Inc., assigned the entire interest, including goodwill, of the product to the Company. On September 7, 1999, the U.S. Patent and Trademark Office granted the Company registration for the trademark "Basics Plus." The Company has a nonexclusive license from GalaGen, Inc., to use the trademark "Proventra" in connection with the Company's sales and marketing of "Basics Plus."

         On September 8, 1998, the Company received trademark approval from the U.S. Patent and Trademark Office for the trademark "Krestyanski" under which the Company sells cheese products in the United States.

         In October 1998 the Company finalized a sublicense agreement with GalaGen, Inc., with an effective date of May 1, 1998. Pursuant to the agreement, the Company obtained the exclusive worldwide rights to two patents, for the duration of the patents, to produce and sell kefir-culture based products which contain immunoglobulins such as the Company's new functional food product, Basics Plus. GalaGen is the Company's supplier of the Proventra brand natural immune components used in Basics Plus. The owner of the patents is Metagenics, Incorporated. In exchange for such rights, the Company pays a royalty to Metagenics of one percent of the net sales price of any kefir-culture based products which contain immunoglobulins.

         On September 11, 1999 the Company made application to the U.S. Patent and Trademark office to register the name "SoyTreat" as a trademark.

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

         The Company conducts primarily all of its research internally, but at times will employ the services of an outside testing facility. During 1999, the amount the Company expended for research and new product development was not material to the financial position of the Company.

         (b)(10)  Employees

         The Company and its subsidiary, LFI Enterprises, Inc., currently employ approximately 47 employees, 4 of whom are part-time employees. Approximately 42 of those employees are engaged in the manufacturing process of the Company's kefir and kefir-based products and 5 are employed in the restaurant operation. None of the Company's employees are covered by collective bargaining agreements.

ITEM 2.    DESCRIPTION OF PROPERTY.

         On May 16, 1988, the Company purchased a 26,000 square foot parcel of real property, including an 8,500 square foot one-story building, located at 7625 N. Austin Avenue, Skokie, Illinois. The purpose of the purchase was to enable the Company to expand its production facilities and capacity pursuant to its business plan and growing demand for its product. The Company brought the facility to full capacity and completed its remodeling in 1994. In addition to the increase in capacity, because of improved storage facilities, the Company has been able to incur savings in the purchase of milk and other raw materials, by virtue of its increased capacity to store bulk purchases. The loan to the Company from 1st National Bank of Morton Grove, collateralized by the real estate, was refinanced in 1998 and is payable in monthly installments of $1,767, including interest at 7.25%, with a balloon payment of $139,838 due November, 2003. At December 31, 1999, the loan had a balance of $174,668.

         On October 9, 1992, the Company purchased certain real estate located at 7800 N. Caldwell, Niles, Illinois. This property consists of approximately 75,000 square feet of commercially zoned property, and a 7,750 square foot building. The loan to the Company from American National Bank and Trust Company of Chicago, collateralized by the real estate, was refinanced in 1998 and has a balloon payment of $343,151 due in August 2003 and carries an interest rate of 7.25% per annum. The Company's monthly payments are $3,161. At December 31, 1999, the loan had a balance of $386,590. The Company refurbished the property in late 1992 and put it into productive use as a supper club facility, known as "Moscow Nites," catering to the Chicago area's Russian and East European ethnic communities. The premises are operated by the Company's wholly-owned subsidiary, LFI Enterprises, Inc., an Illinois corporation.

         On October 16, 1996, the Company purchased a 110,000 square foot parcel of real property, zoned commercial, including a 46,000 square foot one-story building, located at 6431 Oakton Avenue, Morton Grove, Illinois. The purchase enabled the Company to further expand its production facilities and capacity. The loan to the Company from American National Bank and Trust Company of Chicago, collateralized by the real estate, has a balloon payment of $618,214 due in November 2001. The mortgage note is payable in monthly installments of principal of $5,109 plus interest at 8.05%. At December 31, 1999, the loan had a balance of $735,721.

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

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matter was submitted during the fourth quarter of the fiscal year ended December 31, 1999, to a vote of security holders through the solicitation of proxies or otherwise.

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

         The range of high and low bid quotations for the Company's Common Stock for the quarterly periods within the two most recent fiscal years, as reported on America Online quotation services, is set forth in the following table:

                                            Low Bid           High Bid
                                            -------           --------
                  1st Qtr.  1998            $7.50             $9.375
                  2nd Qtr.  1998            $6.00             $7.5625
                  3rd Qtr.  1998            $4.50             $6.25
                  4th Qtr.  1998            $3.00             $6.25

                  1st Qtr.  1999            $3.50             $5.00
                  2nd Qtr.  1999            $3.56             $7.875
                  3rd Qtr.  1999            $6.00             $9.50
                  4th Qtr.  1999            $6.0625           $8.625

(b)      Holders

         As of March 21, 2000, there were approximately 155 holders of record of the Company's Common Stock (not including beneficial owners holding in "street-name").

(c)      Dividends

         The Company has paid no cash dividends on its Common Stock and management does not anticipate that such dividends will be paid in the foreseeable future.

(d)      Sales of Unregistered Securities

         On October 1, 1999, the Company issued and sold 497,767 shares of restricted common stock to Danone Foods, Inc. ("Danone"), a subsidiary of Groupe Danone based in Paris, France. The purchase price paid to the Registrant was $10.00 per share, for gross proceeds of $4,977,670. This transaction did not involve any public offering, no sales commissions were paid, and a restrictive legend was placed on each certificate evidencing the shares. The Company believes that issuance of the shares of common stock was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

ITEM 6.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

(a) Management's Discussion and Analysis of Financial Condition and Results of Operations

         (a)(1)   Results of Operations

         For the year ended December 31, 1999, sales were $7,907,571, which is a $1,112,472 (or 16%) increase from $6,795,099 in 1998. This increase is primarily attributable to increased sales of existing products as a result of increased advertising and marketing in 1999.

         Cost of Goods Sold as a percentage of sales was 59% in 1999, which is an increase over 54% in 1998. The increase in Cost of Goods Sold is primarily attributable to increased costs of raw materials in 1999, and also increased costs of direct labor resulting from the expansion of the Company's manufacturing facilities and the increased sales in 1999.

         Operating Expenses for 1999 were $2,177,637, which is a $419,049 increase from $1,758,588. This increase is primarily attributable to increased marketing and advertising expenses in 1999.

         While 1999 was a record year for sales, Net Income for 1999 was $682,458, which is a decrease of $80,158 from $762,616 in 1998. This decrease is primarily due to two factors. First, operating expenses in 1999 increased by 24%, primarily as a result of the expansion of the Company's manufacturing facilities. Second advertising expenses more than doubled, from $240,636 in 1998 to $491,751 in 1999, as a result of the Company's expanding marketing efforts.

         Earnings per share in 1999 was $.17, which is a $.03 per share decrease from 1998. However, in 1999, the weighted average number of shares outstanding increased by 4% as a result of the issuance and sale of common stock to Groupe Danone (described below). Also, in furtherance of the Company's plan to spend more earnings on marketing and advertising, the Company expended the equivalent of approximately $.13 per share (based on the weighted average number of shares outstanding) on advertising in 1999.

         (a)(2)   Liquidity and Capital Resources

         As of December 31, 1999, the Company had working capital in the amount of $7,359,587, cash and cash equivalents in the amount of $4,640,923, and marketable securities of $1,564,200. These amount are a significant increase over 1998 due to an equity investment of almost $5 million by Groupe Danone (described below). The Company expects all cash requirements can be met internally for the next 12-month period.

         Net cash provided by operating activities increased by $166,146, to $1,016,545 in 1999, from $850,399 in 1998. This increase is primarily due to increased sales.

         Net cash provided by financing activities was $4,989,951 in 1999, compared to net cash used in investing activities of $92,335 in 1998. This substantial increase was the result of the proceeds from the issuance of common stock upon exercise of stock options and an investment of almost $5 million from Groupe Danone (described below).

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

TRANSACTIONS WITH GROUPE DANONE

         On October 1, 1999, the Company issued and sold 497,767 shares of restricted common stock to Danone Foods, Inc. ("Danone"), a subsidiary of Groupe Danone based in Paris, France. The purchase price paid to the Company was $10.00 per share, for gross proceeds of $4,977,670.

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

         In connection with the transaction, Danone also purchased 150,000 outstanding shares of common stock from certain shareholders, including the Company's controlling shareholder, on similar terms. As a result of these purchases, Danone became the beneficial owner of 15% of the outstanding common stock of the Company.

         Subsequent to the initial transactions described above, Danone purchased an additional 215,922 shares of common stock in private transactions with certain shareholders, including the Company's controlling shareholder and two other affiliates. As a result of these additional purchases, Danone is presently the beneficial owner of 20% of the outstanding common stock of the Company. The parties have agreed that, subject to limited exceptions, for a period of five years, Danone may not own more than 20% of the outstanding common stock of the Company.

         On November 15, 1999, Mr. Thomas Kunz, as the nominee of Danone, joined the Board of Directors. Mr. Kunz is President and CEO of The Dannon Company, Inc. In this position, Mr. Kunz has strategic and direct responsibilities for Groupe Danone's dairy products in the U.S. and Canada as well as worldwide category responsibility for dairy desserts.


         On December 24, 1999, the Company entered into a Support Agreement with The Dannon Company, Inc. (a subsidiary of Danone). The primary purpose of the Support Agreement, which provides for an initial term of three years and is renewable annually thereafter, is to allow the Company access to Danone's brokers and distributors in the United States. The parties agreed that they would not compete with each other during the term of the Support Agreement and for three years after termination of the agreement with respect to certain yogurt, cheese and kefir products.

         On December 24, 1999, the Company also entered into a letter agreement which amended the original Stockholders' Agreement with Danone. The purposes of the amendments were to 1) clarify that Danone's anti-dilutive rights, Danone's Right of First Refusal, and Michael Smolyansky's reciprocal Right of First Refusal would apply to any form of capital stock (not just common stock); and 2) that the parties shall cause a vote at the next annual shareholders' meeting to amend the Articles of Incorporation to clarify that the Company has the power to grant preemptive rights to any of its shareholders by contract.


ITEM 7.    FINANCIAL STATEMENTS.

         The consolidated financial statements that constitute Item 7 of this report and a table of contents thereto commence on page F-1 through F-16, which pages follow this page.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTANT AND FINANCIAL DISCLOSURE

           None.

                       LIFEWAY FOODS, INC. AND SUBSIDIARY

                                  ANNUAL REPORT

                           DECEMBER 31, 1999 AND 1998

                                TABLE OF CONTENTS

Independent Auditors' Report..........................................       F2

Consolidated Balance Sheet............................................    F3-F4

Consolidated Statements of Income and Comprehensive Income............       F5

Consolidated Statements of Changes in Stockholders' Equity............       F6

Consolidated Statements of Cash Flows.................................    F7-F8

Notes to Consolidated Financial Statements............................   F9-F16

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders
LIFEWAY FOODS, INC. AND SUBSIDIARY
Skokie, Illinois

We have audited the consolidated balance sheet of LIFEWAY FOODS, INC. AND SUBSIDIARY as of December 31, 1999 and the related consolidated statements of income and comprehensive income, changes in stockholders' equity, and cash flows for the years ended December 31, 1999 and 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of LIFEWAY FOODS, INC. AND SUBSIDIARY as of December 31, 1999, and the results of their operations and their cash flows for the years ended December 31, 1999 and 1998 in conformity with generally accepted accounting principles.

/s/ Gleeson, Sklar, Sawyers & Cumpata LLP

Gleeson, Sklar, Sawyers & Cumpata LLP
Elgin, Illinois
February 14, 2000


                                       F2

                       LIFEWAY FOODS, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                               DECEMBER 31, 1999

ASSETS

CURRENT ASSETS
  Cash and cash equivalents                $  4,640,923
  Marketable securities                       1,564,200
  Accounts receivable                           965,725
  Other receivables                              57,193
  Inventories                                   843,959
  Deferred income taxes                          52,362
                                           ------------
  TOTAL CURRENT ASSETS                        8,124,362

PROPERTY, PLANT AND EQUIPMENT, AT COST
  Land                                          658,400
  Buildings, machinery and equipment          5,966,635
                                           ------------
  Total                                       6,625,035
  Less accumulated depreciation              (2,096,842)
                                           ------------
  PROPERTY, PLANT AND EQUIPMENT, NET          4,528,193

OTHER ASSETS
  INTANGIBLE ASSET, NET                           5,000
                                           ------------

TOTAL ASSETS                               $ 12,657,555
                                           ============

                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS


                                       F3

                       LIFEWAY FOODS, INC. AND SUBSIDIARY
                     CONSOLIDATED BALANCE SHEET - CONTINUED
                               DECEMBER 31, 1999



LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

  Current maturities of notes payable                    $     91,920
  Accounts payable                                            480,043
  Accrued expenses                                            192,812
                                                         ------------
  TOTAL CURRENT LIABILITIES                                   764,775

LONG-TERM LIABILITIES                                       1,233,865

DEFERRED INCOME TAXES                                         247,673


STOCKHOLDERS' EQUITY
  Common stock                                              6,509,267
  Stock subscription receivable                               (15,000)
  Retained earnings                                         3,923,766
  Accumulated other comprehensive income, net of tax           (6,791)
                                                         ------------
TOTAL STOCKHOLDERS' EQUITY                                 10,411,242
                                                         ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY               $ 12,657,555
                                                         ============


                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                                       F4

                       LIFEWAY FOODS, INC. AND SUBSIDIARY
           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998


                                                                    1999            1998
                                                                 -----------    -----------
SALES                                                            $ 7,907,571    $ 6,795,099

Cost of goods sold                                                 4,664,987      3,697,080
                                                                 -----------    -----------

GROSS PROFIT                                                       3,242,584      3,098,019

Operating expenses                                                 2,177,637      1,758,588
                                                                 -----------    -----------

INCOME FROM OPERATIONS                                             1,064,947      1,339,431

  Other income (expense):
  Interest and dividend income                                       110,358         38,104
  Interest expense                                                  (112,144)      (106,222)
  Gain on sale of marketable securities                                6,621         34,624
                                                                 -----------    -----------
  Total other income (expense)                                         4,835        (33,494)
                                                                 -----------    -----------

INCOME BEFORE PROVISION FOR INCOME TAXES                           1,069,782      1,305,937

Provision for income taxes                                           387,324        543,321
                                                                 -----------    -----------

NET INCOME                                                       $   682,458    $   762,616
                                                                 ===========    ===========

EARNINGS PER SHARE COMMON SHARE                                  $      0.17    $      0.20
                                                                 ===========    ===========

WEIGHTED AVERAGE SHARES OUTSTANDING                                3,933,005      3,781,355
                                                                 ===========    ===========
COMPREHENSIVE INCOME:

NET INCOME                                                       $   682,458    $   762,616

OTHER COMPREHENSIVE INCOME, NET OF TAX:
    Unrealized losses on securities (net of tax benefits of
      $3,931 and $9,994)                                              (6,791)       (11,637)
    Less:  reclassification adjustment for losses included
      in net income                                                   11,637             --
                                                                 -----------    -----------
COMPREHENSIVE INCOME                                             $   687,304    $   750,979
                                                                 ===========    ===========


                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS


                                       F5

                       LIFEWAY FOODS, INC. AND SUBSIDIARY
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998


                                              COMMON STOCK, NO PAR VALUE
                                                    10,000,000 SHARES
                                                       AUTHORIZED               # OF SHARES
                                              ----------------------------           OF                              STOCK
                                              # OF SHARES     # OF SHARES         TREASURY          COMMON        SUBSCRIPTION
                                                 ISSUED       OUTSTANDING          STOCK            STOCK          RECEIVABLE
                                              -----------     ------------      -----------      -----------      ------------
BALANCES AT DECEMBER 31, 1997                   3,789,277        3,789,277           10,400      $ 1,396,316      $        --

Stock issued in exchange for
  services rendered                                 6,800            6,800               --           30,600               --

Other comprehensive income:
  Unrealized losses on securities                      --               --               --               --               --

Net income for the year
  ended December 31, 1998                              --               --               --               --               --
                                              -----------      -----------      -----------      -----------      -----------

BALANCES AT DECEMBER 31, 1998                   3,796,077        3,796,077           10,400      $ 1,426,916      $        --

Issuance of common stock                          497,767          497,767               --        4,977,670               --

Cost of issuance of new stock                          --               --               --          (51,501)              --

Stock options exercised                            35,000           35,000               --          175,000          (15,000)

Retirement of treasury stock                      (10,400)         (10,400)         (10,400)         (18,818)              --

Other comprehensive income:
  Unrealized losses on securities, net of
  reclassification adjustment                          --               --               --               --               --

Net income for the year
  ended December 31, 1999                              --               --               --               --               --
                                              -----------      -----------      -----------      -----------      -----------

BALANCES AT DECEMBER 31, 1999                   4,318,444        4,318,444               --      $ 6,509,267      $   (15,000)
                                              ===========      ===========      ===========      ===========      ===========

                                                                             ACCUMULATED
                                                                                OTHER
                                                                             COMPREHENSIVE
                                                TREASURY        RETAINED       INCOME,
                                                 STOCK          EARNINGS     NET OF TAX
                                              -----------      -----------  -------------
BALANCES AT DECEMBER 31, 1997                 $   (18,818)     $ 2,478,692    $     --

Stock issued in exchange for
  services rendered                                    --               --          --

Other comprehensive income:
  Unrealized losses on securities                      --               --     (11,637)

Net income for the year
  ended December 31, 1998                              --          762,616          --
                                              -----------      -----------    --------

BALANCES AT DECEMBER 31, 1998                 $   (18,818)     $ 3,241,308     (11,637)

Issuance of common stock                               --               --          --

Cost of issuance of new stock                          --               --          --

Stock options exercised                                --               --          --

Retirement of treasury stock                       18,818               --          --

Other comprehensive income:
  Unrealized losses on securities, net of
  reclassification adjustment                          --               --       4,846

Net income for the year
  ended December 31, 1999                              --          682,458          --
                                              -----------      -----------    --------

BALANCES AT DECEMBER 31, 1999                 $        --      $ 3,923,766      (6,791)
                                              ===========      ===========    ========

                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                                       F6

                       LIFEWAY FOODS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998


                                                              1999            1998
                                                           -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  NET INCOME                                               $   682,458      $   762,616
  Adjustments to reconcile net income to net
    cash flows from operating activities:
      Depreciation and amortization                            441,214          391,007
      Amortization of discounts on securities                   (6,643)              --
      Gain on sale of marketable securities                     (6,621)         (34,624)
      Issuance of common stock in exchange
       for services rendered                                        --           30,600
      Decrease in allowance for doubtful accounts                   --          (48,000)
      Deferred income taxes                                     54,147          115,217
      (Increase) decrease in operating assets:
        Accounts receivable                                   (118,456)          18,976
        Other receivables                                      (40,993)          (1,000)
        Inventories                                              7,558         (237,495)
        Prepaid expenses and other assets                       11,772           (4,058)
      Increase (decrease) in operating liabilities:
        Accounts payable                                       (33,628)         119,282
        Accrued expenses                                        25,737         (262,122)
                                                           -----------      -----------
NET CASH PROVIDED BY OPERATING ACTIVITIES                    1,016,545          850,399

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of marketable securities                         (1,845,570)        (305,490)
  Sale of marketable securities                                645,968          218,048
  Purchase of property, plant and equipment                   (794,386)        (592,877)
                                                           -----------      -----------
NET CASH USED IN INVESTING ACTIVITIES                       (1,993,988)        (680,319)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of notes payable                                   (96,218)         (92,335)
  Proceeds from issuance of common stock                     5,137,670               --
  Stock issuance costs                                         (51,501)              --
                                                           -----------      -----------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES          4,989,951          (92,335)
                                                           -----------      -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                    4,012,508           77,745

Cash and cash equivalents at the beginning of the year         628,415          550,670
                                                           -----------      -----------

CASH AND CASH EQUIVALENTS AT END OF YEAR                   $ 4,640,923      $   628,415
                                                           ===========      ===========


                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS


                                       F7

                       LIFEWAY FOODS, INC. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998


                                                                  1999          1998
                                                               ----------     --------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid for interest                                       $  112,144     $106,222
                                                               ==========     ========
  Cash paid for income taxes                                   $  376,250     $623,000
                                                               ==========     ========

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING
  AND FINANCING ACTIVITIES:
  Refinancing of mortgages                                     $       --     $582,696
                                                               ==========     ========
  Purchase of automobile by issuing a note payable             $   22,000     $ 18,857
                                                               ==========     ========
  Issuance of common stock in exchange for consulting fees     $       --     $ 30,600
                                                               ==========     ========
  Issuance of common stock in exchange for note receivable     $   15,000     $     --
                                                               ==========     ========


                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                                       F8

                       LIFEWAY FOODS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 1999 AND 1998

Note 1 - NATURE OF BUSINESS

     Lifeway Foods, Inc. (The "Company") commenced operations in February 1986, and incorporated under the laws of the State of Illinois on May 19, 1986. The Company's principal business activity is the production of dairy products. Specifically, the Company produces Kefir, a drinkable product which is similar to but distinct from yogurt in several flavors sold under the name "Lifeway's Kefir;" a plain farmer's cheese sold under the name "Lifeway's Farmer's Cheese;" a fruit sugar-flavored product similar in consistency to cream cheese sold under the name of "Sweet Kiss;" and a new dairy beverage, similar to Kefir, with increased protein and calcium, sold under the name "Basics Plus." The Company also produces several soy-based products and a vegetable-based seasoning under the name "Golden Zesta." The Company currently distributes its products throughout the Chicago metropolitan area through local food stores. In addition, the products are sold throughout the United States and Ontario, Canada. The Company also distributes some of its products internationally by exporting to Eastern Europe. For the years ended December 31, 1999 and 1998 export sales of the Company were approximately $162,000 and $298,000, respectively.

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

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     A summary of the significant accounting policies applied in the preparation of the accompanying financial statements follows:

         Principles of consolidation

         The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All significant intercompany accounts and transactions have been eliminated.

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

                                       F9

                       LIFEWAY FOODS, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                           DECEMBER 31, 1999 AND 1998

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

         The Company maintains cash deposits at several institutions located in the greater Chicago, Illinois metropolitan area. Deposits at each institution are insured up to $100,000 by the Federal Deposit Insurance Corporation or the Securities Investor Protector Corporation.

         Balances of amounts reported by financial institutions are categorized as follows at December 31, 1999:

              Amounts insured                            $396,799
              Uninsured and uncollateralized amounts      373,059
                                                         --------
              Total bank balances                        $769,858
                                                         ========

         Marketable Securities

         Marketable securities are classified as available-for-sale and are stated at market value. Gains and losses related to marketable securities sold are determined by the specific identification method.

         Accounts receivable

         The allowance for doubtful accounts is based on management's evaluation of outstanding accounts receivable at the end of the year. At December 31, 1999, no allowance for doubtful accounts has been made since all receivables were considered collectible.

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

         Property, plant and equipment are being depreciated over the following useful lives:

                Category                          Years
                --------                         -------
                Buildings and improvements       19 - 31
                Machinery and equipment           5 - 12
                Office equipment                  5 -  7
                Vehicles                               5

         Intangible asset

         Lifeway Foods has a covenant not to compete, which is stated at cost and being amortized over ten years using the straight-line method.


                                      F10

                       LIFEWAY FOODS, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                           DECEMBER 31, 1999 AND 1998


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

         The principal sources of temporary differences are different depreciation methods for financial statement and tax purposes, unrealized gains or losses related to marketable securities and capitalization of indirect costs for tax purposes.

         Advertising costs

         The Company expenses advertising costs as incurred. During 1999 and 1998, $491,751 and $240,636, respectively, were expensed.

         Earnings per common share

         Earnings per common share were computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the year. For the years ended December 31, 1999 and 1998, diluted and basic earnings per share were the same, as the effect of dilutive securities options outstanding was not significant.

Note 3 - MARKETABLE SECURITIES

     The cost and fair value of marketable securities available for sale at December 31, 1999 follow:

                                       Unrealized   Unrealized      Fair
                             Cost         Gains       Losses        Value
                          ----------   ----------   ----------   ----------
Equities                  $  595,177   $   35,089   $   46,896   $  583,370
Government agency
  obligations, maturing
  within one year            979,745        1,085           --      980,830
                          ----------   ----------   ----------   ----------
Total                     $1,574,922   $   36,174   $   46,896   $1,564,200
                          ==========   ==========   ==========   ==========


     Proceeds from the sale of marketable securities were $645,968 and $218,048 in 1999 and 1998, respectively. Gross gains of $6,621 and $34,624 were realized on those sales.


                                      F11

                       LIFEWAY FOODS, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                           DECEMBER 31, 1999 AND 1998


Note 4 - INVENTORIES

     Inventories consisted of the following at December 31, 1999:

          Raw materials         $205,348
          Production supplies    218,283
          Finished goods         420,328
                                --------
          Total                 $843,959
                                ========



Note 5 - PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment consisted of the following at December 31, 1999:

          Land                             $  658,400
          Buildings and improvements        2,538,942
          Machinery and equipment           3,133,718
          Vehicles                            222,443
          Office equipment                     71,532
                                           ----------
          Total                            $6,625,035
                                           ==========

     Depreciation charged to income was $436,214 and $377,142 in 1999 and 1998, respectively. Machinery and equipment with a book value of $444,941 at December 31, 1999 has not yet been placed in service.

Note 6 - NOTES PAYABLE

     Mortgage note payable, First National Bank of Morton Grove, payable in monthly installments of $1,767, including interest at 7.25%, with a balloon
     payment of $139,838 due November 2003. Collateralized by real estate.          $ 174,668

     Mortgage note payable, American National Bank and Trust Company of Chicago,
     payable in monthly installments of $3,161 including interest at 7.25%, with a balloon payment of $343,151 due August 2003. Collateralized by real
     estate.                                                                          386,590

     Mortgage note payable, American National Bank and Trust Company of Chicago,
     payable in monthly installments of principal of $5,109 plus interest at
     8.05%, with a balloon payment of $618,214 due November 2001. Collateralized
     by real estate.                                                                  735,721

     Note payable, Ford Motor Credit, payable in monthly installments of $540,
     including interest at 1.9%, due October 2001. Collateralized by a vehicle.        11,660

     Note payable, First Bank of Morton Grove, payable in monthly installments of $532, including interest at 7.5%, due December 2002. Collateralized by a
     vehicle.                                                                          17,146
                                                                                   ----------
        Subtotal                                                                    1,325,785
        Less current maturities                                                        91,920
                                                                                   ----------
        Total                                                                      $1,233,865
                                                                                   ==========


                                      F12

                       LIFEWAY FOODS, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                           DECEMBER 31, 1999 AND 1998


Note 6 - NOTES PAYABLE - Continued

     Maturities of notes payable are as follows:

                  Year Ending December 31,
                               2000              $   91,920
                               2001                 705,923
                               2002                  28,119
                               2003                 499,823
                                                 ----------
                               Total             $1,325,785
                                                 ==========


Note 7 - PROVISION FOR INCOME TAXES

     The provision for income taxes consisted of:

                                                               1999         1998
                                                            ---------    ---------
Current:
   Federal                                                  $ 274,263    $ 339,750
   State                                                       58,914       78,362
                                                            ---------    ---------
Total current                                                 333,177      418,112

Deferred:
   Federal                                                     39,691      104,154
   State                                                       14,456       21,055
                                                            ---------    ---------
Provision for income taxes                                  $ 387,324    $ 543,321
                                                            =========    =========

     A reconciliation of the provision for income taxes and the income tax computed at the federal statutory rate is as follows:

                                                               1999         1998
                                                            ---------    ---------
Federal income tax expense computed at the statutory rate   $ 337,635    $ 444,019
State taxes, expense                                           76,739       69,373
Permanent book/tax differences                                (27,050)      29,929
                                                            ---------    ---------
Provision for income taxes                                  $ 387,324    $ 543,321
                                                            =========    =========

     Amounts for deferred tax assets and liabilities as of December 31, 1999 were are as follows:

Non-current deferred tax liabilities arising from:
   Temporary differences - principally
       Book/tax, accumulated depreciation                   $247,673
                                                            --------
   Total deferred tax liabilities                            247,673

Current deferred tax assets arising from:

       Book/tax, allowance for unrealized losses               3,931
       Book/tax, inventories                                  48,431
                                                            --------
Total deferred tax assets                                     52,362
                                                            --------
Net deferred tax liability                                  $195,311
                                                            ========


                                      F13

                       LIFEWAY FOODS, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                           DECEMBER 31, 1999 AND 1998


Note 8 - CUSTOMERS AND CREDIT CONCENTRATIONS

     Concentrations of credit with regard to trade accounts receivable, which are uncollateralized, and sales are limited due to the fact that the Company's customers are spread across different geographic areas. The customers are concentrated in the retail food industry. In 1999, no customers comprised over 10% of sales. In 1998, two customers respectively accounted for 10.7% and 8.6% of sales while accounting for 19.4% and 14.6% of trade accounts receivable as of December 31, 1998.

Note 9 - INTANGIBLE ASSET

     As of December 31, 1999, the Company had the following intangible asset:

          Covenant not to compete               $50,000
          Less accumulated amortization          45,000
                                                -------
          Intangible asset, net                 $ 5,000
                                                =======

     Total amortization charged against income for the years ended December 31, 1999 and 1998 was $5,000 and $13,865, respectively. For the year ended December 31, 1998, additional amortization was taken on organization costs that were fully amortized at that time.

Note 10 - STOCK OPTION PLANS

     The Company has a registration statement filed with the Securities and Exchange Commission in connection with a Consulting Service Compensation Plan covering up to 300,000 of the Company's common stock shares. Pursuant to the Plan, the Company may issue common stock or options to purchase common stock to certain consultants, service providers, and employees of the Company. There were 234,300 shares available for issuance under the Plan at December 31, 1999 and 1998.

     The option price, number of shares, grant date, and vesting terms are determined at the discretion of the Company's Board of Directors.

     In 1997, 55,000 options were granted to certain consultants and employees of the Company. The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighed-average assumptions used for grants: dividend yield of 0%, expected volatility of 54%, risk-free interest rate of 6.2%, and expected lives of three years. The weighted-average fair value of these options granted during 1997 was $1.48 per share.

     The Company has chosen to account for stock-based compensation in accordance with APB Opinion 25. If compensation cost would have been recognized in accordance with Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," compensation cost would not have increased in either 1999 or 1998, and net income would have remained the same in 1999 and 1998.


                                      F14

                       LIFEWAY FOODS, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                           DECEMBER 31, 1999 AND 1998


Note 10 - STOCK OPTION PLANS - Continued

     A summary of stock option transactions during the years ended December 31, 1999 and 1998 is shown below:

                                          1999                      1998
                               -------------------------   -------------------------
                               Number   Weighted-Average   Number   Weighted-Average
                                 of        Exercise          of        Exercise
                               Shares        Price         Shares        Price
                               ------   ----------------   ------   ----------------
Outstanding and exercisable
  at beginning of year         55,000      $  5.00         55,000      $  5.00
Granted                            --           --             --           --
Exercised                     (35,000)        5.00             --           --
Forfeited (by agreement)      (20,000)          --             --           --
                              -------      -------        -------      -------
Outstanding and exercisable
  at end of year                   --      $    --         55,000      $  5.00
                              =======      =======        =======      =======

Note 11 - FAIR VALUE OF FINANCIAL INSTRUMENTS

     The estimated fair values of the Company's financial instruments, none of which are held for trading purposes, are as follows at December 31, 1999:

                             Carrying       Fair
                              Amount        Value
                            ----------   ----------
Cash and cash equivalents   $4,640,923   $4,640,923
Marketable securities        1,564,200    1,564,200
Notes payable                1,325,785    1,293,275
                            ----------   ----------
Total                       $7,530,908   $7,498,398
                            ==========   ==========

     The carrying values of cash and cash equivalents, and marketable securities approximate fair values. The fair value of the notes payable is based on the discounted value of contractual cash flows. The discount rate is estimated using the rates currently offered for debt with similar maturities.

Note 12 - COMMON STOCK TRANSACTION

     On October 1, 1999, the Company entered into a stock purchase agreement and stockholders' agreement with Danone Foods, Inc. ("Danone"). As part of these agreements, the Company issued and sold 497,767 unregistered shares of restricted common stock to Danone, at a purchase price of $10.00 per share. Net of stock issuance costs of $51,501, this transaction resulted in an aggregate equity investment of $4,926,169.


                                      F15

                       LIFEWAY FOODS, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                           DECEMBER 31, 1999 AND 1998

Note 12 - COMMON STOCK TRANSACTION - Continued

     On December 24, 1999, the Company and Danone entered into a support agreement which allowed the Company access to Danone's brokers and distributors in the United States and created a non-compete agreement between the Company and Danone for a period of three years from the termination of this support agreement. In addition, the parties have entered into reciprocal stock rights of first refusal and Danone has been granted anti-dilutive rights relating to future offerings and limited registration rights.





                                     F16

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

(a) Executive Officers. The executive officers of the Company are as follows:

Name                                  Age        Position                                             Officer Since
------------------------------- ---------------- -------------------------------------------------- ------------------
Michael Smolyansky                    52         CEO, CFO, President and Treasurer                        1986
Valeriy Nikolenko                     54         Vice President-Production and Secretary                  1993

         MICHAEL SMOLYANSKY has been Chief Executive Officer, Chief Financial Officer, President and Treasurer of the Company since its inception in February 1986. From 1976 to 1985, he was Project Engineer and Department Manager of E.J. Littell Machine Co., of Chicago, Illinois, where he had primary responsibility for design of material handling equipment. Mr. Smolyansky is a graduate of the Kiev Institute of Technology (M.S., Mechanical Engineering, 1971). Mr. Smolyansky devotes full time to the business of the Company and is also a director of the Company. Mr. Smolyansky holds no other directorships in any other reporting company.

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

(b)      Compliance With Section 16(a) of the Securities Exchange Act of 1934

         Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than 10% of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission ("SEC"). Officers, directors, and greater than 10% shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. Based solely on its review of copies of such reports received or written representations from certain reporting persons, the Company believes that, during the year ended December 31, 1999, all Section 16(a) filing requirements applicable to its officers, directors and ten percent shareholders were complied with except for the late filing of reports of six indirect transactions by the spouse of Michael Smolyansky, and five direct transactions by Lorenzo Bernardi (a director), all of which were reported on Form 5.

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

         (a)(3)   Exhibits

Exhibit Number and Brief Description

         3.1      Articles of Incorporation, as amended. (Filed herewith.)

         3.4      Bylaws, as amended.  (Filed herewith.)

         10.1 Lifeway Foods, Inc. Consulting and Services Compensation Plan, dated June 5, 1995. (Incorporated by reference to the Company's Registration Statement on Form S-8, File No. 33-93306).

         10.10 Stock Purchase Agreement with Danone Foods, Inc., dated October 1, 1999. (Incorporated by reference to Exhibit 10.10 of the Registrant's Current Report on Form 8-K dated October 1, 1999, and filed October 12, 1999).

         10.11 Stockholders' Agreement with Danone Foods, Inc. dated October 1, 1999. (Incorporated by reference to Exhibit 10.11 of the Registrant's Current Report on Form 8-K dated October 1, 1999, and filed October 12, 1999).

         10.12 Letter Agreement dated December 24, 1999 amending the Stockholders' Agreement with Danone Foods, Inc. dated October 1, 1999. (Incorporated by reference to Exhibit 10.12 of the Registrant's Current Report on Form 8-K dated December 24, 1999 and filed January 11, 2000.)

         10.13 Support Agreement with The Dannon Company, Inc. dated December 24, 1999. (Incorporated by reference to Exhibit 10.13 of the Registrant's Current Report on Form 8-K dated December 24, 1999 and filed January 11, 2000.)

         21.2 List of Subsidiaries of the Registrant. (Incorporated by reference to Exhibit 21.2 of the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998).

         27       Financial Data Schedule. (Filed herewith.)


(b)      Reports on Form 8-K

A. On October 12, 1999, The Company filed a current report on Form 8-K to report that on October 1, 1999, the Company issued and sold 497,767 shares of restricted common stock to Danone Foods, Inc. ("Danone"), a subsidiary of Groupe Danone based in Paris, France. The purchase price paid to the Registrant was $10.00 per share, for gross proceeds of $4,977,670.

         Pursuant to the terms and conditions of a Stock Purchase Agreement and a Stockholders' Agreement, the Company granted certain limited rights to Danone, which include a right to nominate one director, anti-dilutive rights relating to future offerings, and limited registration rights. Also, the parties agreed that for a period of five years, Danone may increase its ownership interest up to, but not more than, 20% of the outstanding common stock of the Company. The Company and Danone also agreed that they would not compete with each other for a period of five years with respect to certain yogurt, cheese and kefir products.

B. On January 11, 2000, The Company filed a current report on Form 8-K to report that on December 24, 1999, the Company entered into additional agreements with Danone, including a Support Agreement. The Company also announced the appointment of Thomas Kunz, the nominee of Danone, to the board of directors of the Company.

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

                                  Date: March 28, 2000

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

                                  Date: March 28, 2000



                                  By /s/ Pol Sikar
                                    --------------------------------------------
                                    Pol Sikar, Director

                                  Date: March 28, 2000



                                  By /s/ Rick D. Salm
                                    --------------------------------------------
                                    Rick D. Salm, Director

                                  Date: March 28, 2000



                                  By /s/ Lorenzo Bernardi
                                    --------------------------------------------
                                    Lorenzo Bernardi, Director

                                  Date: March 28, 2000


                                  By /s/ Thomas Kunz
                                    --------------------------------------------
                                    Thomas Kunz, Director

                                  Date: March 28, 2000

                                  EXHIBIT INDEX


Exhibit Number and Brief Description
------------------------------------
         3.1      Articles of Incorporation, as amended. (Filed herewith.)

         3.4      Bylaws, as amended. (Filed herewith.)

         10.1 Lifeway Foods, Inc. Consulting and Services Compensation Plan, dated June 5, 1995. (Incorporated by reference to the Company's Registration Statement on Form S-8, File No.
                  33-93306).

         10.10    Stock Purchase Agreement with Danone Foods, Inc., dated
                  October 1, 1999. (Incorporated by reference to Exhibit 10.10 of the Registrant's Current Report on Form 8-K dated October
                  1, 1999, and filed October 12, 1999).

         10.11    Stockholders' Agreement with Danone Foods, Inc. dated October
                  1, 1999. (Incorporated by reference to Exhibit 10.11 of the Registrant's Current Report on Form 8-K dated October 1, 1999, and filed October 12, 1999).

         10.12    Letter Agreement dated December 24, 1999 amending the
                  Stockholders' Agreement with Danone Foods, Inc. dated October
                  1, 1999. (Incorporated by reference to Exhibit 10.12 of the Registrant's Current Report on Form 8-K dated December 24,
                  1999 and filed January 11, 2000.)

         10.13    Support Agreement with The Dannon Company, Inc. dated December
                  24, 1999. (Incorporated by reference to Exhibit 10.13 of the Registrant's Current Report on Form 8-K dated December 24,
                  1999 and filed January 11, 2000.)

         21.2 List of Subsidiaries of the Registrant. (Incorporated by reference to Exhibit 21.2 of the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998).

         27       Financial Data Schedule. (Filed herewith.)