Form 10QSB
period 2000-03-31
LIFEWAY FOODS INC
filed 2000-05-15
CIK 814586

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

   [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000

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

                 6431 WEST OAKTON, MORTON GROVE, ILLINOIS 60053
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: AS OF MARCH 10, 2000, THE ISSUER HAD 4,318,444 SHARES OF COMMON STOCK, NO PAR VALUE, OUTSTANDING.

Transitional Small Business Disclosure Format (Check one):    Yes [ ]    No [X]

                                      INDEX



PART I - FINANCIAL INFORMATION                                                                   PAGE
                                                                                                 ----

ITEM 1.  FINANCIAL STATEMENTS.
                                                                                                  F-1
         Lifeway Foods, Inc. and Subsidiaries
         March 31, 2000 and 1999, and
         December 31, 1999

                  Consolidated Balance Sheets
                  December 31, 1999 and
                  March 31, 2000 and 1999 (unaudited)                                          F-2 - F-3

                  Consolidated Statements of Income and
                  Comprehensive Income
                  for the year ended December 31, 1999 and
                  for the three months ended March 31, 2000 and 1999 (unaudited)                  F-4

                  Consolidated Statements of Changes in Stockholders' Equity
                  for the year ended December 31, 1999 and
                  for the three months ended March 31, 2000 and 1999 (unaudited)                  F-5

                  Consolidated Statements of Cash Flows
                  for the year ended December 31, 1999 and
                  for the three months ended March 31, 2000 and 1999 (unaudited)               F-6 - F-7

                  Notes to Consolidated Financial Statements (unaudited)                      F-8 - F-14


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITIONS AND RESULTS OF OPERATIONS                                                 2


PART II - OTHER INFORMATION                                                                        3


SIGNATURES                                                                                         4

                         PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS.






                      LIFEWAY FOODS, INC. AND SUBSIDIARIES
                              FINANCIAL STATEMENTS
                             MARCH 31, 2000 AND 1999

                      LIFEWAY FOODS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS



                                                                   (UNAUDITED)
                                                                    MARCH 31,
                                                           ---------------------------   DECEMBER 31,
ASSETS                                                         2000           1999           1999
                                                           ------------   ------------   ------------

CURRENT ASSETS
   Cash and cash equivalents                               $  4,529,310   $    592,420   $  4,640,923
   Certificates of deposit                                           --        243,063             --
   Marketable securities                                      1,561,606        165,221      1,564,200
   Accounts receivable, net of allowance for doubtful
     accounts of  $ 0 at March 31, 2000 and 1999 and
     December 31, 1999                                        1,138,904      1,037,000        965,725
   Other receivables                                             14,200         16,200         57,193
   Inventories                                                  888,959        796,517        843,959
   Prepaid expenses and other assets                                 --         51,772             --
   Deferred income taxes                                         52,362         36,858         52,362
                                                           ------------   ------------   ------------
   TOTAL CURRENT ASSETS                                       8,185,341      2,939,051      8,124,362

PROPERTY AND EQUIPMENT
   Land                                                         658,400        658,400        658,400
   Buildings, machinery and equipment                         6,215,055      5,271,833      5,966,635
                                                           ------------   ------------   ------------
   Total property and equipment                               6,873,455      5,930,233      6,625,035
   Less:  accumulated depreciation                            2,250,897      1,761,295      2,096,842
                                                           ------------   ------------   ------------
   PROPERTY AND EQUIPMENT, NET                                4,622,558      4,168,938      4,528,193

OTHER ASSETS
   INTANGIBLE ASSETS, NET                                         3,750          8,750          5,000
                                                           ------------   ------------   ------------

TOTAL ASSETS                                               $ 12,811,649   $  7,116,739   $ 12,657,555
                                                           ============   ============   ============




                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                      LIFEWAY FOODS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS




                                                                  (UNAUDITED)
                                                                    MARCH 31,
                                                           ----------------------------    DECEMBER 31,
LIABILITIES AND STOCKHOLDERS' EQUITY                           2000            1999            1999
                                                           ------------    ------------    ------------

CURRENT LIABILITIES
   Current maturities of notes payable                     $     99,420    $     90,536    $     91,920
   Accounts payable                                             499,968         419,903         480,043
   Accrued expenses                                             173,212         279,694         192,812
                                                           ------------    ------------    ------------
   TOTAL CURRENT LIABILITIES                                    772,500         790,133         764,775

LONG-TERM LIABILITIES                                         1,208,783       1,307,721       1,233,865


DEFERRED INCOME TAXES                                           247,673         171,960         247,673

STOCKHOLDERS' EQUITY
   Common stock                                               6,509,267       1,426,916       6,509,267
   Retained earnings                                          4,112,632       3,450,464       3,923,766
   Accumulated other comprehensive income, net of tax           (24,306)        (11,637)         (6,791)
   Stock subscription receivable                                (15,000)             --         (15,000)
   Treasury stock                                                    --         (18,818)             --
                                                           ------------    ------------    ------------
   TOTAL STOCKHOLDERS' EQUITY                                10,582,593       4,846,925      10,411,242
                                                           ------------    ------------    ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                 $ 12,811,649    $  7,116,739    $ 12,657,555
                                                           ============    ============    ============








                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                      LIFEWAY FOODS, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                            AND COMPREHENSIVE INCOME



                                                      (UNAUDITED)
                                                FOR THE THREE MONTHS ENDED        FOR THE
                                                       MARCH 31,                YEAR ENDED
                                             ------------------------------     DECEMBER 31,
                                                  2000             1999             1999
                                             -------------    -------------    -------------

SALES                                        $   2,272,786    $   1,853,327    $   7,907,571

Cost of goods sold                               1,136,756          884,663        4,664,987
                                             -------------    -------------    -------------

GROSS PROFIT                                     1,136,030          968,664        3,242,584

Operating expenses                                 909,618          609,598        2,177,637
                                             -------------    -------------    -------------

INCOME FROM OPERATIONS                             226,412          359,066        1,064,947

Other income (expense):
   Interest/dividend income                         25,661            8,114          110,358
   Interest expense                                (25,433)         (25,840)        (112,144)
   Gain on sale of
     marketable securities                          81,626               --            6,621
                                             -------------    -------------    -------------
   Total other income (expense)                     81,854          (17,726)           4,835
                                             -------------    -------------    -------------

INCOME BEFORE INCOME TAXES                         308,266          341,340        1,069,782

Provision for income taxes                         119,400          132,184          387,324
                                             -------------    -------------    -------------

NET INCOME                                   $     188,866    $     209,156    $     682,458
                                             =============    =============    =============

Earnings per share                           $         .04    $         .06    $         .17
                                             =============    =============    =============

WEIGHTED AVERAGE SHARES OUTSTANDING              4,318,444        3,796,077        3,933,005
                                             =============    =============    =============


COMPREHENSIVE INCOME

NET INCOME                                   $     188,866    $     209,156    $     682,458

OTHER COMPREHENSIVE INCOME, NET OF TAX:
   UNREALIZED LOSSES ON SECURITIES
     (NET OF TAX BENEFIT)                          (24,306)              --           (6,791)
   LESS: RECLASSIFICATION ADJUSTMENT
   FOR LOSSES INCLUDED IN NET INCOME                 6,791               --           11,637
                                             -------------    -------------    -------------

COMPREHENSIVE INCOME                         $     171,351    $     209,156    $     687,304
                                             =============    =============    =============


                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS
                                       F-4

                      LIFEWAY FOODS, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY


                              COMMON STOCK, NO PAR VALUE
                             10,000,000 SHARES AUTHORIZED
                            ------------------------------
                                                 # of                                                 Accumulated
                                               Shares                                                    Other          Stock
                             # of Shares      Treasury        Common       Treasury      Retained     Comprehensive   Subscription
                               Issued          Stock          Stock          Stock       Earnings        Income        Receivable
                            -------------  -------------  -------------  ------------- -------------  -------------   -------------

BALANCES AT
DECEMBER 31, 1998               3,796,077         10,400  $   1,426,916  $     (18,818)$   3,241,308  $     (11,637)  $          --

Issuance of common
  stock                           497,767             --      4,977,670             --            --             --              --

Cost of issuance of
  new stock                            --             --        (51,501)            --            --             --              --

Stock options
  exercised                        35,000             --        175,000             --            --             --         (15,000)

Retirement of
  treasury stock                  (10,400)       (10,400)       (18,818)        18,818            --             --              --

Other comprehensive
  income:
   Unrealized losses
    on securities                      --             --             --             --            --          4,846              --

Net income for the
  year ended
   December 31, 1999                   --             --             --             --       682,458             --              --
                            -------------  -------------  -------------  ------------- -------------  -------------   -------------

BALANCES AT
DECEMBER 31, 1999               4,318,444             --             --             --     3,923,766         (6,791)        (15,000)

Other comprehensive
  income:
   Unrealized losses
    on securities                      --             --      6,509,267             --            --        (17,515)             --

Net income for the
  three months ended
   March 31, 2000                      --             --             --             --       188,866             --              --
                            -------------  -------------  -------------  ------------- -------------  -------------   -------------

BALANCES AT
MARCH 31, 2000                  4,318,444                 $   6,509,267  $          -- $   4,122,632  $     (24,306)  $     (15,000)
                            =============  =============  =============  ============= =============  =============   =============


                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS
                                       F-5

                      LIFEWAY FOODS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                           (Unaudited)
                                                                     For the three months ended
                                                                             March 31,            For the year ended
                                                                  ------------------------------     December 31
                                                                       2000             1999            1999
                                                                  -------------    -------------  ------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
      Net income                                                  $     188,866    $     209,156    $     682,458
      Adjustments to reconcile net income to net
         cash flows from operating activities:
         Depreciation and amortization                                  155,305          101,919          441,214
         Amortization of discounts on securities                             --               --           (6,643)
         Realized gain on sale of marketable securities                 (81,626)              --           (6,621)
              Deferred income taxes                                          --               --           54,147
              (Increase) decrease in operating assets:
              Accounts receivable                                      (173,179)        (189,731)        (118,456)
              Other receivable                                           42,993               --          (40,993)
              Inventories                                                45,000           55,000            7,558
              Prepaid expenses and other assets                              --          (40,000)          11,772
              Increase (decrease) in operating liabilities:
                    Accounts payable                                     19,925          (71,767)         (33,628)
                    Accrued expenses                                    (19,600)         112,619           25,737
                                                                  -------------    -------------    -------------
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES                        177,684          177,196        1,016,545

CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchase of marketable securities                              (1,973,011)         (64,786)      (1,845,570)
      Sale of marketable securities                                   1,950,966               --          645,968
      Purchase of property and equipment                               (248,420)        (121,585)        (794,386)
                                                                  -------------    -------------    -------------
NET CASH PROVIDED BY (USED) IN
     INVESTING ACTIVITIES                                              (270,465)        (186,371)      (1,993,988)

CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds from issuance of common stock                                 --               --        5,137,670
      Stock issuance costs                                                   --               --          (51,501)
      Repayment of notes payable                                        (17,582)         (26,820)         (96,218)
                                                                  -------------    -------------    -------------

NET CASH USED IN FINANCING ACTIVITIES                                   (17,582)         (26,820)       4,989,951
                                                                  -------------    -------------    -------------

NET INCREASE (DECREASE) IN CASH AND
     CASH EQUIVALENTS                                                  (111,613)         (35,995)       4,012,508

CASH AND CASH EQUIVALENTS AT
     BEGINNING OF PERIOD                                              4,640,923          628,415          628,415
                                                                  -------------    -------------    -------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                        $   4,529,310    $     592,420    $   4,640,923
                                                                  =============    =============    =============



                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS
                                       F-6

                      LIFEWAY FOODS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                 (Unaudited)
                                                           For the three months ended
                                                                   March 31,              For the year ended
                                                          ---------------------------        December 31
                                                              2000           1999               1999
                                                          ------------   ------------       ------------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

     Cash paid for interest                               $     25,433   $     25,840       $    112,144
                                                          ------------   ------------       ------------

     Cash paid for income taxes                           $    109,000   $     50,000       $    376,250
                                                          ------------   ------------       ------------

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING
   AND FINANCING ACTIVITIES:

Purchase of automobile by issuing a note payable          $         --   $     22,000       $     22,000
                                                          ------------   ------------       ------------

Issuance of common stock in exchange
    For note payable                                      $         --   $         --       $     15,000
                                                          ------------   ------------       ------------


                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS
                                       F-7

                      LIFEWAY FOODS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  MARCH 31, 2000 AND 1999 AND DECEMBER 31, 1999

NOTE 1 - NATURE OF BUSINESS

Lifeway Foods, Inc. (The "Company") commenced operations in February 1986 and incorporated under the laws of the state of Illinois on May 19, 1986. The Company's principal business activity is the production of dairy products. Specifically, the Company produces Kefir, a drinkable product which is similar to but distinct from yogurt, in several flavors sold under the name "Lifeway's Kefir"; a plain farmer's cheese sold under the name "Lifeway's Farmer's Cheese"; a fruit sugar-flavored product similar in consistency to cream cheese sold under the name of "Sweet Kiss"; and a new dairy beverage, similar to Kefir, with increased protein and calcium, sold under the name "Basics Plus". The Company also produces several soy-based products under the name "SoyTreat (TM) " and a vegetable-based seasoning under the name "Golden Zesta". The Company currently distributes its products throughout the Chicago Metropolitan area through local food stores. In addition, the products are sold throughout the United States and Ontario, Canada. The Company also distributes some of its products internationally by exporting to Eastern Europe. For the years ended December 31, 1999 and 1998, export sales of the Company were approximately $162,000 and $298,000, respectively.

On September 30, 1992, the Company formed a wholly-owned subsidiary corporation, LFI Enterprises, Inc. (LFIE), incorporated in the state of Illinois. LFIE was formed for the purpose of operating a "Russian" theme restaurant and supper club on the property acquired by the Company on October 9, 1992. The restaurant/supper club commenced operations in late November 1992.

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

CASH EQUIVALENTS

All highly liquid investments purchased with an original maturity over three months or less are considered to be cash equivalents.

The Company maintains cash deposits at several institution located in the great Chicago, Illinois metropolitan area. Deposits at each institution are insured up to $100,000 by the Federal Deposit Insurance Corporation or the Securities Investor Protector Corporation.

                      LIFEWAY FOODS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  MARCH 31, 2000 AND 1999 AND DECEMBER 31, 1999

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

     Bank balances of amounts reported by financial institutions are categorized as follows at March 31, 2000:


             Amounts insured                                        $    374,486
             Uninsured and uncollateralized amounts                      375,158
                                                                    ------------
             Total bank balances                                    $    749,644
                                                                    ============

MARKETABLE SECURITIES

Marketable securities are classified as available-for-sale and are stated at market value. Gains and losses related to marketable securities sold are determined by the specific identification method.

ACCOUNTS RECEIVABLE

The allowance for doubtful accounts is based on management's evaluation of outstanding accounts receivable at the end of the year. At December 31, 1999 and March 31, 2000 and 1999, no allowance for doubtful accounts has been made since all receivables were considered collectible.

INVENTORIES

Inventories are stated at lower of cost or market, cost being determined by the first-in, first-out method.

PROPERTY AND EQUIPMENT

Property and equipment are stated at lower of cost or net realized value. Deprecation is computed using the straight line method. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts, and any resulting gain or loss is recognized in income for the period. The cost of maintenance and repairs is charged to income as incurred; significant renewals and betterments are capitalized.

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

INTANGIBLE ASSETS

Lifeway Foods has a covenant not to compete, which is stated at cost and are amortized over ten years using the straight-line method.

                      LIFEWAY FOODS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  MARCH 31, 2000 AND 1999 AND DECEMBER 31, 1999

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

ADVERTISING COSTS

The Company expenses advertising costs as incurred. During the year ended December 31, 1999 and for the three months ended March 31, 2000, $491,751 and $190,801, respectively, were expensed.

EARNING PER COMMON SHARE

Earnings per common share were computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the year. For the year ended December 31, 1999, and the three months ended March 31, 2000 and 1999, diluted and basic earnings per share were the same, as the effect of dilutive securities options outstanding was not significant.

NOTE 3 - MARKETABLE SECURITIES

The cost and fair value of marketable securities available for sale are as follows:


                                                                Unrealized     Unrealized       Fair
                                                    Cost          Gains         Losses          Value
                                                ------------   ------------   ------------   ------------

December 31, 1999 - Equities                    $    595,177   $     35,089   $     46,896   $    583,370
December 31, 1999 -- Government
  Obligations, maturing within one year              979,745          1,085              0        980,830
March 31, 2000 - Equities                       $  1,585,212   $     25,958   $     50,264   $  1,561,606

Proceeds from the sale of marketable securities were $645,968 and $1,950,966 in the year ended December 31, 1999, and the three months ended March 31, 2000, respectively.

Gross gains of $6,621 and $81,626 were realized on those sales in the year ended December 31,1999 and the three months ended March 31, 2000, respectively.

                      LIFEWAY FOODS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  MARCH 31, 2000 AND 1999 AND DECEMBER 31, 1999

NOTE 4 - INVENTORIES

Inventories consisted of the following:


                                        (UNAUDITED)
                                          MARCH 31,
                                 ---------------------------   DECEMBER 31,
                                     2000           1999           1999
                                 ------------   ------------   ------------

Finished goods                   $    435,328   $    534,362   $    420,328
Production supplies                   233,283        126,803        218,283
Raw materials                         220,348        135,352        205,348
                                 ------------   ------------   ------------
                                 $    888,959   $    796,517   $    843,959
                                 ============   ============   ============

NOTE 5 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:


                                        (UNAUDITED)
                                          MARCH 31,
                                 ---------------------------   DECEMBER 31,
                                     2000           1999           1999
                                 ------------   ------------   ------------

Land                             $    658,400   $    658,400   $    658,400
Buildings and improvements          2,538,942      2,047,455      2,538,942
Machinery and equipment             3,382,138      3,033,076      3,133,718
Vehicles                              222,443        119,770        222,443
Office equipment                       71,532         71,532         71,532
                                 ------------   ------------   ------------
                                 $  6,873,455   $  5,930,233   $  6,625,035
                                 ============   ============   ============

Depreciation charged to income for the three months ended March 31, 2000 and 1999 was $154,055 and $100,669 respectively, and $436,214 for the year ended December 31, 1999.

                      LIFEWAY FOODS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  MARCH 31,2000 AND 1999 AND DECEMBER 31, 1999

NOTE 6 - NOTES PAYABLE


                                                                                          (Unaudited)
                                                                                            March 31,
                                                                                  -------------------------------    December 31,
                                                                                       2000             1999             1999
                                                                                  --------------   --------------   --------------

Mortgage note payable, 1st National Bank of Morton Grove, payable in monthly installments of $1,767, including interest at 7.25%, with a balloon payment of
$139,838 due November 2003. Collateralized by real estate.                        $      172,518   $      180,890   $      174,668

Mortgage note payable, American National Bank and Trust Company of Chicago,
payable in monthly installments of $3,161 including interest at 7.25%, with a
balloon payment of $343,151 due August 2003. Collateralized by real estate.              384,328          393,409          386,590

Mortgage note payable, American National Bank and Trust Company of Chicago,
payable in monthly installments of principal of $5,109 plus interest at 8.05%, with a balloon payment of $618,214 due November 2001. Collateralized by real
estate.                                                                                  725,503          786,811          735,721

Note payable, Ford Motor credit, payable in monthly installments of $540,
including interest at 1.9%, due October 2001. Collateralized by vehicle.                  10,094           16,315           11,660

Note payable, 1st National Bank of Morton Grove, payable in monthly installments of $532, including interest at 7.5%, due December 2002.
Collateralized by vehicle.                                                                15,760           20,832           17,146
                                                                                  --------------   --------------   --------------

Total                                                                                  1,308,203        1,398,257        1,325,785

Less current maturities                                                                   99,420           90,536           91,920
                                                                                  --------------   --------------   --------------

Total                                                                             $    1,208,783   $    1,307,721   $    1,233,865
                                                                                  ==============   ==============   ==============




            Twelve Months Ending March 31,
                     2000                                    $     99,420
                     2001                                         695,830
                     2002                                          24,360
                     2003                                         488,593
                                                             ------------
                     Total                                   $  1,308,203
                                                             ============

                      LIFEWAY FOODS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  MARCH 31,2000 AND 1999 AND DECEMBER 31, 1999


NOTE 7 - PROVISION FOR INCOME TAXES

         The provision for income taxes consists of the following:


                                                       (Unaudited)
                                                For the three months ended
                                                        March 31,              For the year ended
                                           ----------------------------------     December 31
                                                 2000              1999              1999
                                           ---------------    ---------------  ------------------

Current
     Federal                               $        97,300    $       107,748   $       274,263
     State                                          22,100             24,436            58,914
                                           ---------------    ---------------   ---------------
    Total current                                  119,400            132,184           333,177
    Deferred                                             0                  0            54,147
                                           ---------------    ---------------   ---------------

    Provision for income taxes             $       119,400    $       132,184   $       387,324
                                           ===============    ===============   ===============


A reconciliation of the provision for income taxes and the income tax computed at the statutory rate is as follows:



                                                       (Unaudited)
                                                For the three months ended
                                                        March 31,              For the year ended
                                           ----------------------------------     December 31
                                                 2000              1999              1999
                                           ---------------    ---------------  ------------------

Federal income tax expense
   computed at the statutory rate          $        97,300    $       107,748   $       337,635
   State taxes, expense                             22,100             24,436            76,739
   Permanent book/tax differences                   (8,000)                 0           (27,050)
                                           ---------------    ---------------   ---------------

   Provision for income taxes              $       119,400    $       132,184   $       387,324
                                           ===============    ===============   ===============


Amounts for deferred tax assets and liabilities are as follows:         MARCH 31,      DEC 31,
                                                                          2000           1999
                                                                      ------------   ------------

Non-current deferred tax liabilities arising from:
      Temporary differences - principally
             Book/tax, accumulated depreciation                       $    247,673   $    247,673
      Total deferred tax liabilities                                  $    247,673   $    247,673

 Current deferred tax assets arising from:
             Book/tax, allowance for unrealized losses                $      3,931   $      3,931
             Book/tax, inventory                                            48,431         48,431
                                                                      ------------   ------------
 Total deferred tax assets                                                  52,362         52,362
                                                                      ------------   ------------

 Net deferred tax liability                                           $    195,311   $    195,311
                                                                      ============   ============

                      LIFEWAY FOODS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  MARCH 31,2000 AND 1999 AND DECEMBER 31, 1999

NOTE 8-  CUSTOMER AND CREDIT CONCENTRATIONS

        Concentrations of credit with regard to trade accounts receivable, which are uncollateralized, and sales are limited due to the fact the Company's customers are spread across different geographic areas. The customers are concentrated in the retail food industry. In 1999 and March 31, 2000, no customers Comprised over 10% of sales.

NOTE 9- INTANGIBLE ASSETS

Intangible assets consisted of the following:


                                                                        MARCH 31,      DEC. 31,
                                                                          2000           1999
                                                                      ------------   ------------

Covenant Not to Compete                                               $     50,000   $     50,000
Less: Accumulated amortization                                              46,250         45,000
                                                                      ------------   ------------
                                                                      $      3,750   $      5.000
                                                                      ============   ============


Total Amortization charged against income for the three months ended March 31, 2000 and 1999 was $ 1,250 respectively, and $ 5,000 for the last year ended December 31, 1999.

NOTE 10- STOCK OPTION PLANS

     The Company has a registration statement filed with the Securities and Exchange Commission in connection with a Consulting Service Compensation Plan covering up to 300,000 of the Company's Common Stock shares. Pursuant to the Plan, the Company may issue common stock or options to purchase common stock to certain consultants, service providers and employees of the Company. There were 234,300 shares available for issuance under the Plan at December 31, 1999.

       The option price, number of shares, grant date and vesting terms are determined at the discretion of the Company's Board of Directors.

         In 1997, 55,000 options we granted to certain consultants and employees of the Company. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weight-average assumptions used for grants: dividend yield of 0%, expected volatility of 54%, risk free interest rate of 6.2% and expected lives of three years. The weighted-average fair value of options granted during 1997 was $1.48 per share.

         The Company has chosen to account for stock-based compensation in accordance with APB Opinion 25. If compensation cost would have been recognized in accordance with Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," compensation cost would not have increased in 1999 and net income would have remained the same.

                      LIFEWAY FOODS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  MARCH 31,2000 AND 1999 AND DECEMBER 31, 1999


NOTE 10- STOCK OPTION PLANS (CONTINUED)

         A summary of option transactions during the year ended December 31, 1999 is shown below:

                                                               Number    Weighted-Average
                                                                 Of          Exercise
                                                               Shares         Price
                                                             ----------  -----------------
Outstanding and exercisable at January 1, 1999                   55,000    $     5.00
      Granted                                                        --            --
      Exercised                                                 (35,000)         5.00
      Forfeited (by agreement)                                  (20,000)           --
                                                             ----------
      Outstanding and exercisable at December 31, 1999               --          5.00
                                                             ==========


NOTE 11- FAIR VALUE OF FINANCIAL INSTRUMENTS

         The estimated fair value of the Company's financial instruments, none of which are held for trading purposes, are as follows at March 31, 2000:


                                                              Carrying          Fair
                                                               Amount          Value
                                                           -------------  --------------
              Cash and cash equivalents                    $   4,529,310  $    4,529,310
              Marketable securities                            1,561,606       1,561,606
              Notes payable                                    1,308,203       1,259,225
                                                             -----------     -----------

         The carrying values of cash and cash equivalents, and marketable securities approximate fair values. The fair value of the notes payable is based on the discounted value of contractual cash flows. The discount rate is estimated using rates currently offered for debt with similar maturities.

NOTE 12- COMMON STOCK TRANSACTION

         On October 1, 1999, the company entered into a stock purchase agreement and shareholders' agreement with Danone Foods, Inc. ("Danone"). As part of these agreements, the Company issued and sold 497,767 unregistered shares of restricted common stock to Danone, at a purchase price of $10.00 per share. Net stock issuance costs of $51,501 this transaction resulted in an aggregate equity investment of $4,926,169.

         On December 24, 1999, the Company and Danone entered into a support agreement with allowed the Company access to Danone's brokers and distributors in the United States and created a non-compete agreement between the Company and Danone for a period of three years from the termination of this support agreement. In addition, the parties have entered into a reciprocal stock rights of first refusal and Danone has been granted anti-dilutive rights relating to future offering and limited registration rights.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(1)      Material Changes in Results of Operations

         Sales increased by $419,459, up to $2,272,786 during the three month period ending March 31, 2000, from $1,853,327 during the same three month period in 1999 (a 23% increase). This increase is attributable to increased sales of existing products. However, net income decreased by $20,290, down to $188,866 for the three month period ending March 31, 2000, from $209,156 during the same three month period in 1999 (a 10% decrease). This small decrease in net income is primarily attributable to increases in cost of goods sold and operating expenses, as described below.

         Cost of goods sold increased by $252,093, up to $1,136,756 during the three month period ending March 31, 2000, from $884,663 during the same three month period in 1999 (a 28% increase). This increase corresponds with the increased Sales.

         Operating expenses increased by $300,020, up to $909,618 for the three month period ending March 31, 2000, from $609,598 during the same three month period in 1999 (a 49% increase). This increase is primarily attributable to increased marketing and advertising expenses.

(2)      Liquidity and Capital Resources

         As of March 31, 2000, as compared to March 31, 1999, the Company had working capital in the amount of $7,412,841 as compared to $2,148,918, respectively, an increase of $5,263,923. This increase is attributable to increases in current assets, primarily cash on hand ($3,936,890 increase) and marketable securities ($1,396,385 increase) due to an equity investment of almost $5 million by Groupe Danone in the fourth quarter of 1999 (which is described in detail in the annual report on Form 10-KSB for the year ended December 31, 1999). The Company expects all cash requirements can be met internally for the next 12-month period.

         Net property and equipment as of March 31, 2000 was $4,622,558, a $453,620 increase from $4,168,938 as of March 31, 1999. This increase is due to the purchase of $943,222 of additional machinery and equipment, and is partially offset by increased depreciation of $489,602.

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

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

In April 2000, the Company settled its trademark infringement lawsuit against Fresh Made, Inc. The Company had filed the lawsuit in August 1999, alleging intentional trademark infringement of the Company's federally registered trademark for a Russian term transliterated as "Krest'yanskiy." Under the terms of the settlement agreement, Fresh Made is prohibited from using the term in connection with any cheeses, cottage cheeses and/or other milk products.

ITEM 2.  CHANGES IN SECURITIES - None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES - None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS - None.

ITEM 5.  OTHER INFORMATION - None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits:

         Exhibit Number and Brief Description

         3.1 Articles of Incorporation, as amended. (Incorporated by reference to Exhibit 3.1 of the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999.)

         3.4 Bylaws, as amended. (Incorporated by reference to Exhibit 3.4 of the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999.)

         10.1 Lifeway Foods, Inc. Consulting and Services Compensation Plan, dated June 5, 1995. (Incorporated by reference to Exhibit 10.1 of the Company's Registration Statement on Form S-8, File No. 33-93306.)

         10.10 Stock Purchase Agreement with Danone Foods, Inc., dated October 1, 1999. (Incorporated by reference to Exhibit 10.10 of the Company's Current Report on Form 8-K dated October 1, 1999, and filed October 12, 1999.)

         10.11 Stockholders' Agreement with Danone Foods, Inc. dated October 1, 1999. (Incorporated by reference to Exhibit 10.11 of the Company's Current Report on Form 8-K dated October 1, 1999, and filed October 12, 1999.)

         10.12 Letter Agreement dated December 24, 1999 amending the Stockholders' Agreement with Danone Foods, Inc. dated October 1, 1999. (Incorporated by reference to Exhibit 10.12 of the Company's Current Report on Form 8-K dated December 24, 1999 and filed January 11, 2000.)

         10.13 Support Agreement with The Dannon Company, Inc. dated December 24, 1999. (Incorporated by reference to Exhibit 10.13 of the Company's Current Report on Form 8-K dated December 24, 1999 and filed January 11, 2000.)

         27       Financial Data Schedule. (Filed herewith.)

 (b)     Reports on Form 8-K

         On January 11, 2000, The Company filed a current report on Form 8-K to report that on December 24, 1999, the Company entered into additional agreements with Danone, including a Support Agreement, and to announce the appointment of Thomas Kunz, the nominee of Danone, to the board of directors of the Company.

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

Date:   May 12, 2000

                                  EXHIBIT INDEX


        EXHIBIT
        NUMBER    DESCRIPTION
        -------   -----------

         3.1 Articles of Incorporation, as amended. (Incorporated by reference to Exhibit 3.1 of the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999.)

         3.4 Bylaws, as amended. (Incorporated by reference to Exhibit 3.4 of the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999.)

         10.1 Lifeway Foods, Inc. Consulting and Services Compensation Plan, dated June 5, 1995. (Incorporated by reference to Exhibit 10.1 of the Company's Registration Statement on Form S-8, File No.
                  33-93306.)

         10.10    Stock Purchase Agreement with Danone Foods, Inc., dated
                  October 1, 1999. (Incorporated by reference to Exhibit 10.10 of the Company's Current Report on Form 8-K dated October 1,
                  1999, and filed October 12, 1999.)

         10.11    Stockholders' Agreement with Danone Foods, Inc. dated October
                  1, 1999. (Incorporated by reference to Exhibit 10.11 of the Company's Current Report on Form 8-K dated October 1, 1999, and filed October 12, 1999.)

         10.12    Letter Agreement dated December 24, 1999 amending the
                  Stockholders' Agreement with Danone Foods, Inc. dated October
                  1, 1999. (Incorporated by reference to Exhibit 10.12 of the Company's Current Report on Form 8-K dated December 24, 1999 and filed January 11, 2000.)

         10.13    Support Agreement with The Dannon Company, Inc. dated December
                  24, 1999. (Incorporated by reference to Exhibit 10.13 of the Company's Current Report on Form 8-K dated December 24, 1999 and filed January 11, 2000.)

         27       Financial Data Schedule. (Filed herewith.)