Form 10QSB
period 2000-06-30
LIFEWAY FOODS INC
filed 2000-08-08
CIK 814586

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

  [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                  For the quarterly period ended June 30, 2000

  [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

      For the transition period from            to
                                    ------------  -------------

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: AS OF AUGUST 7, 2000, THE ISSUER HAD 4,318,444 SHARES OF COMMON STOCK, NO PAR VALUE, OUTSTANDING.

Transitional Small Business Disclosure Format (Check one):   Yes [ ]  No [X]

                                      INDEX

                                                                                                   PAGE
                                                                                                   ----
PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

         Lifeway Foods, Inc. and Subsidiary
         June 30, 2000 and 1999, and
         December 31, 1999                                                                          F-1

         Consolidated Balance Sheets -
         December 31, 1999 and June 30, 2000 and 1999                                            F-2 - F-3

         Consolidated Statements of Income and Comprehensive Income
         For the year ended December 31, 1999 and
         for the three and six months ended June 30, 2000 and 1999                                  F-4

         Consolidated Statements of Changes in Stockholders' Equity -
         For the year ended December 31, 1999 and
         for the six months ended June 30, 2000                                                     F-5

         Consolidated Statements of Cash Flows -
         For the year ended December 31, 1999 and
         for the six months ended June 30, 2000 and 1999                                         F-6 - F-7

         Notes to Consolidated Financial Statements -
         December 31, 1999 and June 30, 2000 and 1999                                            F-8 - F-15


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITIONS AND RESULTS OF OPERATIONS                                                        2

PART II - OTHER INFORMATION                                                                          3

SIGNATURES                                                                                           6

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                       LIFEWAY FOODS, INC. AND SUBSIDIARY
                              FINANCIAL STATEMENTS
                             JUNE 30, 2000 AND 1999

                       LIFEWAY FOODS, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                                               (UNAUDITED)
                                                                 JUNE 30,
                                                       ---------------------------     DECEMBER 31,
                                                          2000             1999            1999
                                                       -----------     -----------     ------------
ASSETS

CURRENT ASSETS
   Cash and cash equivalents                           $ 5,158,230     $   808,459     $ 4,640,923
   Certificates of deposit                                       0         125,078               0
   Marketable securities                                   882,273         179,165       1,564,200

   Accounts receivable, net of allowance
     for doubtful accounts of $0 at June
     30, 2000 and 1999 and December 31, 1999             1,138,834       1,127,793         965,725
   Other receivables                                        18,200           9,200          57,193
   Inventories                                             713,959         836,000         843,959
   Prepaid expenses and other assets                             0         161,527               0
   Deferred income taxes                                    27,362          36,858          52,362
                                                       -----------     -----------     -----------

     TOTAL CURRENT ASSETS                                7,938,858       3,284,080       8,124,362

PROPERTY AND EQUIPMENT
   Land                                                    658,400         658,400         658,400
   Buildings, machinery and equipment                    6,548,575       5,377,598       5,966,635
                                                       -----------     -----------     -----------
   Total property and equipment                          7,206,975       6,035,998       6,625,035
   Less:  accumulated depreciation                       2,404,952       1,861,964       2,096,842
                                                       -----------     -----------     -----------
     PROPERTY AND EQUIPMENT, NET                         4,802,023       4,174,034       4,528,193

OTHER ASSETS
   INTANGIBLE ASSETS, NET                                    2,500           7,500           5,000
                                                       -----------     -----------     -----------

TOTAL ASSETS                                           $12,743,381     $ 7,465,614     $12,657,555
                                                       ===========     ===========     ===========


                              THIS IS NOT AN AUDIT
                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                       LIFEWAY FOODS, INC. AND SUBSIDIARY
                     CONSOLIDATED BALANCE SHEETS - CONTINUED

                                                               (UNAUDITED)
                                                                 JUNE 30,
                                                       ---------------------------     DECEMBER 31,
                                                          2000             1999            1999
                                                       -----------     -----------     ------------
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Current maturities of notes payable                 $    93,031     $    92,568     $    91,920
   Accounts payable                                        391,214         465,997         480,043
   Accrued expenses                                        149,616         340,364         192,812
                                                       -----------     -----------     -----------
     TOTAL CURRENT LIABILITIES                             633,861         898,929         764,775

LONG-TERM LIABILITIES                                    1,188,013       1,277,354       1,233,865

DEFERRED INCOME TAXES                                      263,673         171,960         247,673

STOCKHOLDERS' EQUITY
   Common stock                                          6,509,267       1,601,916       6,509,267
   Retained earnings                                     4,296,922       3,720,910       3,923,766
   Accumulated other comprehensive income, net
   of tax                                                 (133,355)        (11,637)         (6,791)
   Stock subscription receivable                           (15,000)       (175,000)        (15,000)
   Treasury stock                                                0         (18,818)              0
                                                       -----------     -----------     -----------
     TOTAL STOCKHOLDERS' EQUITY                         10,657,834       5,117,371      10,411,242
                                                       -----------     -----------     -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY             $12,743,381     $ 7,465,614     $12,657,555
                                                       ===========     ===========     ===========

                              THIS IS NOT AN AUDIT
                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                       LIFEWAY FOODS, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                             AND COMPREHESIVE INCOME

                                                (UNAUDITED)                       (UNAUDITED)
                                        FOR THE THREE MONTHS ENDED          FOR THE SIX MONTHS ENDED         FOR THE
                                                  JUNE 30,                          JUNE 30,                YEAR ENDED
                                        ---------------------------       ---------------------------      DECEMBER 31,
                                           2000             1999              2000           1999              1999
                                        ----------       ----------       ----------       ----------      ------------
SALES                                   $2,287,222       $2,039,861       $4,560,008       $3,893,188      $ 7,907,571

COST OF GOODS SOLD                       1,288,341        1,018,346        2,425,097        1,903,009        4,664,987
                                        ----------       ----------       ----------       ----------      -----------

GROSS PROFIT                               998,881        1,021,515        2,134,911        1,990,179        3,242,584

OPERATING EXPENSES                         882,750          567,393        1,792,368        1,176,991        2,177,637
                                        ----------       ----------       ----------       ----------      -----------

INCOME FROM OPERATIONS                     116,131          454,122          342,543          813,188        1,064,947

OTHER INCOME (EXPENSE)
   Interest/dividend income                 85,594            8,660          111,255           16,774          110,358
   Interest expense                        (20,953)         (21,323)         (46,386)         (47,163)        (112,144)
   Gain on sale of marketable
     securities                            120,006                0          201,632                0            6,621
                                        ----------       ----------       ----------       ----------      -----------
TOTAL OTHER INCOME (EXPENSE)               184,647          (12,663)         266,501          (30,389)           4,835
                                        ----------       ----------       ----------       ----------      -----------

INCOME BEFORE INCOME TAXES                 300,778          441,459          609,044          782,799        1,069,782

PROVISION FOR INCOME TAXES                 116,488          171,013          235,888          303,197          387,324
                                        ----------       ----------       ----------       ----------      -----------

NET INCOME                              $  184,290       $  270,446       $  373,156       $  479,602      $   682,458
                                        ==========       ==========       ==========       ==========      ===========

EARNINGS PER SHARE                      $      .04       $      .07       $      .09       $      .13      $       .17
                                        ==========       ==========       ==========       ==========      ===========

WEIGHTED AVERAGE SHARES
OUTSTANDING                              4,318,444        3,813,577        4,318,444        3,813,577        3,933,005
                                        ==========       ==========       ==========       ==========      ===========

COMPREHENSIVE INCOME;

NET INCOME                              $  184,290       $  270,446       $  373,156       $  479,602      $   682,458

OTHER COMPREHENSIVE INCOME, NET OF
TAX:
UNREALIZED LOSSES ON SECURITIES
(NET OF TAX BENEFIT)                      (109,048)               0         (133,355)               0           (6,791)
LESS: RECLASSIFICATION ADJUSTMENT
FOR LOSSES INCLUDED IN NET INCOME                0                0            6,791                0           11,637
                                        ----------       ----------       ----------       ----------      -----------

COMPREHENSIVE INCOME                    $   75,242       $  270,446       $  246,592       $  479,602      $   687,304
                                        ==========       ==========       ==========       ==========      ===========

                              THIS IS NOT AN AUDIT
                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                       LIFEWAY FOODS, INC. AND SUBSIDIARY
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY


                              COMMON STOCK, NO PAR VALUE
                             10,000,000 SHARES AUTHORIZED
                           -------------------------------
                                                   # OF                                                 ACCUMULATED
                                                 SHARES OF                                                 OTHER           STOCK
                           # OF SHARES ISSUED    TREASURY     COMMON       TREASURY       RETAINED     COMPREHENSIVE    SUBSCRIPTION
                             AND OUTSTANDING       STOCK       STOCK         STOCK        EARNINGS         INCOME        RECEIVABLE
                           ------------------    ---------   ----------    ---------     ----------    -------------    ------------
BALANCES AT
  DECEMBER 31, 1998              3,796,077         10,400    $1,426,916    $( 18,818)    $3,241,308      $ (11,637)       $      0

Issuance of common stock           497,767              0     4,977,670            0              0                0             0

Cost of issuance of new
  stock                                  0              0       (51,501)           0              0                0             0

Stock options exercised             35,000              0       175,000            0              0                0       (15,000)

Retirement of treasury
  stock                            (10,400)       (10,400)      (18,818)      18,818              0                0             0

Other comprehensive income:
  Unrealized losses on
    securities                           0              0             0            0              0            4,846             0

Net income for the year
  ended December 31, 1999                0              0             0            0        682,458                0             0
                                 ---------        -------    ----------    ---------     ----------      -----------      --------

BALANCES AT DECEMBER 31,
  1999                           4,318,444              0     6,509,267            0      3,923,766           (6,791)      (15,000)

Other comprehensive income:
     Unrealized losses on
       securities                        0              0             0            0              0         (126,564)            0

Net income for the six
  months ended June 30,
  2000                                   0              0             0            0        373,156                0             0
                                 ---------        -------    ----------    ---------     ----------      -----------      --------

BALANCES AT
  JUNE 30, 2000
  (UNUAUDITED)                   4,318,444              0    $6,509,267    $       0     $4,296,922      $  (133,355)     $(15,000)
                                 =========        =======    ==========    =========     ==========      ===========      ========

                              THIS IS NOT AN AUDIT
                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                       LIFEWAY FOODS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                               (UNAUDITED)
                                                        FOR THE SIX MONTHS ENDED
                                                                JUNE 30,             FOR THE YEAR ENDED
                                                       --------------------------        DECEMBER 31,
                                                          2000           1999               1999
                                                       -----------    -----------    -------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES:
   Net income                                          $   373,156    $   479,602       $   682,458
   Adjustments to reconcile net income to net cash
     flows from operating activities:
     Depreciation and amortization                         313,110        203,836           441,214
     Amortization of discounts on securities                     0              0            (6,643)
     Realized gain on sale of marketable securities       (201,632)             0            (6,621)
     Deferred income taxes                                  41,000              0            54,147
        (Increase) decrease in operating assets:
         Accounts receivable                              (173,109)      (280,524)         (118,456)
         Other receivables                                  38,993          7,000           (40,993)
         Inventories                                       130,000         15,517             7,558
         Prepaid expenses and other assets                       0       (149,755)           11,772
       Increase (decrease) in operating liabilities:
         Accounts payable                                  (88,829)       (47,675)          (33,628)
         Accrued expenses                                  (43,196)       173,289            25,737
                                                       -----------    -----------       -----------
NET CASH PROVIDED BY OPERATING ACTIVITIES                  389,493        401,290         1,016,545

NET CASH FLOWS PROVIDED BY INVESTING ACTIVITIES:
   Purchase of marketable securities                    (1,364,964)       (64,786)       (1,845,570)
   Sale of marketable securities                         2,119,459              0           645,968
   Cash proceeds from maturity of investments
     classified as held to maturity                              0        122,973                 0
   Purchase of property and equipment                     (581,940)      (227,350)         (794,386)
                                                       -----------    -----------       -----------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES        172,555       (169,163)       (1,993,988)

NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
   Proceeds from issuance of common stock                        0              0         5,137,670
   Stock issuance costs                                          0              0           (51,501)
   Repayment of notes payable                              (44,741)       (52,083)          (96,218)
                                                       -----------    -----------       -----------

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES        (44,741)       (52,083)        4,989,951
                                                       -----------    -----------       -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                  517,307        180,044         4,012,508

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD         4,640,923        628,415           628,415
                                                       -----------    -----------       -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD             $ 5,158,230    $   808,459       $ 4,640,923
                                                       ===========    ===========       ===========

                              THIS IS NOT AN AUDIT
                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                       LIFEWAY FOODS, INC. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

                                                               (UNAUDITED)
                                                        FOR THE SIX MONTHS ENDED
                                                                JUNE 30,             FOR THE YEAR ENDED
                                                       --------------------------        DECEMBER 31,
                                                          2000           1999               1999
                                                       -----------    -----------    -------------------
SUPPLEMENTAL DISCLOSURES OF CASH
  FLOW INFORMATION:

   Cash paid for interest                              $    46,386    $    47,163       $   112,144
                                                       ===========    ===========       ===========

   Cash paid for income taxes                          $   209,000    $   158,750       $   376,250
                                                       ===========    ===========       ===========
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND
  FINANCING ACTIVITIES:

   Purchase of automobile by issuing a note payable    $         0    $    22,002       $    22,000
                                                       ===========    ===========       ===========

   Issuance of common stock in exchange
     for note payable                                  $         0    $   175,000       $    15,000
                                                       ===========    ===========       ===========

                              THIS IS NOT AN AUDIT
                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                       LIFEWAY FOODS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  JUNE 30, 2000 AND 1999 AND DECEMBER 31, 1999

NOTE 1 - NATURE OF BUSINESS

Lifeway Foods, Inc. (The "Company") commenced operations in February 1986 and incorporated under the laws of the State of Illinois on May 19, 1986. The Company's principal business activity is the production of dairy products. Specifically, the Company produces Kefir, a drinkable product which is similar to but distinct from yogurt in several flavors sold under the name "Lifeway's Kefir;" a plain farmer's cheese sold under the name "Lifeway's Farmers Cheese;" a fruit sugar-flavored product similar in consistency to cream cheese sold under the name of "Sweet Kiss;" and a new dairy beverage, similar to Kefir, with increased protein and calcium, sold under the name "Basics Plus." The Company also produces several soy-based products and a vegetable-based seasoning under the name "Golden Zesta." The Company currently distributes its products throughout the Chicago Metropolitan area through local food stores. In addition, the products are sold throughout the United States and Ontario, Canada. The Company also distributes some of its products internationally by exporting to Eastern Europe. For the year ended December 31, 1999 and the six months ended June 30, 2000 and 1999, export sales of the Company were approximately $162,000, $86,000 and $68,000, respectively.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of the significant accounting policies applied in the preparation of the accompanying financial statements follows:

Management's Opinion

In the opinion of management, all necessary adjustments have been made for fair presentation of the consolidated financial statements.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and it's wholly-owned subsidiary. All significant intercompany accounts and transactions have been eliminated.

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

                       LIFEWAY FOODS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  JUNE 30, 2000 AND 1999 AND DECEMBER 31, 1999

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

Bank balances of amounts reported by financial institutions are categorized as follows:

                                                          June 30,        June 30,       December 31,
                                                            2000            1999             1999
                                                         ---------       ---------       ------------
Amounts insured                                          $ 363,367       $ 354,050        $396,799
Uninsured and uncollateralized amounts                      75,119         335,165         373,059
                                                         ---------       ---------        --------
Total bank balances                                      $ 438,486       $ 689,215        $769,858
                                                         =========       =========        ========

Marketable Securities

Marketable securities are classified as available-for-sale and are stated at market value. Gains and losses related to marketable securities sold are determined by the specific identification method.

Accounts Receivable

The allowance for doubtful accounts is based on management's evaluation of outstanding accounts receivable at the end of the year. At December 31, 1999 and June 30, 2000 and 1999, no allowance for doubtful accounts has been made since all receivables were considered collectible.

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

Intangible Asset

Lifeway Foods has a covenant not to compete, which is stated at cost and is amortized over ten years using the straight-line method.

                       LIFEWAY FOODS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  JUNE 30, 2000 AND 1999 AND DECEMBER 31, 1999

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

Advertising Costs

The Company expenses advertising costs as incurred. During the year ended December 31, 1999 and for the six months ended June 30, 2000 and 1999, $491,751, $251,635 and $280,224, respectively, were expensed.

Earning Per Common Share

Earnings per common share were computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the year. For the year ended December 31, 1999, and the six months ended June 30, 2000 and 1999 diluted and basic earnings per share were the same, as the effect of dilutive securities options outstanding was not significant.

Reclassification

Certain items from the June 30, 1999 financial statements have been reclassified to conform to current year classifications. Such reclassifications had no effect on previously reported net income.

NOTE 3 - MARKETABLE SECURITIES

The cost and fair value of marketable securities available for sale are as follows:

                                                                   Unrealized      Unrealized         Fair
                                                      Cost           Gains           Losses          Value
                                                   ----------      ----------      ----------       --------
December 31, 1999 - Equities                       $  595,177       $ 35,089        $ 46,896        $583,370
December 31, 1999 - Government
  Obligations, maturing within one year               979,745          1,085               0         980,830
June 30, 1999 - Equities                              179,165              0               0         179,165
June 30, 2000 - Equities                           $1,015,628       $ 24,600        $157,955        $882,273

Proceeds from the sale of marketable securities were $645,968, $2,119,459 and $0 in December 31,1999 and June 30, 2000 and 1999, respectively.

Gross gains of $6,621, $201,632 and $ 0 were realized on those sales in December 31, 1999 and June 30, 2000 and 1999, respectively.

NOTE 4 - INVENTORIES

Inventories consisted of the following:

                                                      (UNAUDITED)
                                                        JUNE 30,
                                                -----------------------       DECEMBER 31,
                                                  2000           1999            1999
                                                --------       --------       ------------
Finished goods                                  $337,328       $530,000         $420,328
Production supplies                              176,283        130,000          218,283
Raw materials                                    200,348        176,000          205,348
                                                --------       --------         --------
                                                $713,959       $836,000         $843,959
                                                ========       ========         ========

                       LIFEWAY FOODS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  JUNE 30, 2000 AND 1999 AND DECEMBER 31, 1999

NOTE 5 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

                                                      (UNAUDITED)
                                                        JUNE 30,
                                                -----------------------         DECEMBER 31,
                                                   2000           1999              1999
                                                ----------     ----------       ------------
        Land                                    $  658,400     $  658,400       $  658,400
        Buildings and improvements               2,612,688      1,649,370        2,538,942
        Machinery and equipment                  3,612,577      3,465,131        3,133,718
        Vehicles                                   250,328        180,676          222,443
        Office equipment                            72,982         82,421           71,532
                                                ----------     ----------       ----------
                                                $7,206,975     $6,035,998       $6,625,035
                                                ==========     ==========       ==========

Depreciation charged to income for the three and six months ended June 30, 2000 and 1999 was $154,055, $ 310,610, $ 100,669 and $201,336 respectively, and
$436,214 for the year ended December 31, 1999.

NOTE 6 - NOTES PAYABLE

                                                           (UNAUDITED)
                                                            JUNE 30,
                                                   -------------------------     DECEMBER 31,
                                                      2000          1999             1999
                                                   ----------     ----------     ------------
Mortgage note payable, 1st National Bank of
Morton Grove, payable in monthly installments
of $1,767, including interest at 7.25%, with a
balloon payment of $139,838 due November
2003. Collateralized by real estate.               $  170,329     $  178,853      $  174,668

Mortgage note payable, American National Bank
and Trust Company of Chicago, payable in monthly
installments of $3,161 including interest at
7.25%, with a balloon payment of $343,151 due
August 2003. Collaterlized by real estate.            382,573        390,409         386,590

Mortgage note payable, American National Bank
and Trust Company of Chicago, payable in monthly
installments of principal of $5,109 plus interest
at 8.05%, with a balloon payment of $618, 214 due
November 2001. Collateralized by real estate.         705,067        766,375         735,721

Note payable, Ford Motor credit, payable in
monthly installments of $540, including interest
at 1.9%, due October 2001. Collateralized by
vehicle.                                                8,520         14,771          11,660

Note payable, 1st National Bank of Morton Grove,
payable in monthly installments of $532, including
interest at 7.5%, due December 2002.
Collateralized by vehicle.                             14,555         19,514          17,146
                                                   ----------     ----------      ----------

                       LIFEWAY FOODS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  JUNE 30, 2000 AND 1999 AND DECEMBER 31, 1999

NOTE 6 - NOTES PAYABLE

                                                           (UNAUDITED)
                                                            JUNE 30,
                                                   -------------------------     DECEMBER 31,
                                                      2000          1999             1998
                                                   ----------     ----------     ------------
Total                                               1,281,044      1,369,922       1,325,785
Less current maturities                                93,031         92,568          91,920
                                                   ----------     ----------      ----------
         Total                                     $1,188,013     $1,277,354      $1,233,865
                                                   ==========     ==========      ==========

      Maturities of notes payable are as follows:

Year Ending June 30,
        2000                                  $   93,031
        2001                                     691,650
        2002                                      23,480
        2003                                     472,883
                                              ----------
        Total                                 $1,281,044
                                              ===========

NOTE 7 - PROVISION FOR INCOME TAXES

         The provision for income taxes consists of the following:

                                                   (UNAUDITED)                    (UNAUDITED)
                                           FOR THE THREE MONTHS ENDED      FOR THE SIX MONTHS ENDED
                                                    JUNE 30,                       JUNE 30,                FOR THE YEAR ENDED
                                           --------------------------      ------------------------            DECEMBER 31,
                                              2000            1999            2000          1999                    1999
                                           ----------      ----------      ----------    ----------        ------------------
Current
   Federal                                  $ 79,518       $139,317        $158,818      $247,065                 $274,263
   State                                      16,470         31,696          36,070        56,132                   58,914
                                            --------       --------        --------      --------                 --------
Total current                                 95,988        171,013         194,888       303,197                  333,177
Deferred                                      20,500              0          41,000             0                   54,147
                                            --------       --------        --------      --------                 --------
Provision for income taxes                  $116,488       $171,013        $235,888      $303,197                 $387,324
                                            ========       ========        ========      ========                 ========

A reconciliation of the provision for income taxes and the income tax computed at the statutory rate is as follows:

                                                   (UNAUDITED)                    (UNAUDITED)
                                           FOR THE THREE MONTHS ENDED      FOR THE SIX MONTHS ENDED
                                                    JUNE 30,                       JUNE 30,                FOR THE YEAR ENDED
                                           --------------------------      ------------------------            DECEMBER 31,
                                              2000            1999            2000          1999                    1999
                                           ----------      ----------      ----------    ----------        ------------------
Federal income tax expense computed
  at the statutory rate                     $101,485       $139,317        $205,285      $247,065                 $337,635
State taxes, expense                          23,003         31,696          46,603        56,132                   76,739
Permanent book/tax differences                (8,000)             0         (16,000)            0                  (27,050)
                                            --------       --------        --------      --------                 --------
Provision for income taxes                  $116,488       $171,013        $235,888      $303,197                 $387,324
                                            ========       ========        ========      ========                 ========

                       LIFEWAY FOODS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  JUNE 30, 2000 AND 1999 AND DECEMBER 31, 1999

NOTE 7 - PROVISION FOR INCOME TAXES - CONTINUED

Amounts for deferred tax assets and liabilities are as follows:

                                                                       JUNE 30,          JUNE 30,         DEC. 31,
                                                                         2000              1999             1999
                                                                       --------          --------         --------
Non-current deferred tax liabilities arising from:
  Temporary differences - principally
  Book/tax, accumulated depreciation                                   $263,673          $171,960         $247,673
  Total deferred tax liabilities                                       $263,673          $171,960         $ 47,673

Current deferred tax assets arising from:
  Book/tax, allowance for unrealized losses                            $(21,069)         $  9,994         $  3,931
  Book/tax, inventory                                                    48,431            26,864           48,431
                                                                       --------          --------         --------
Total deferred tax assets                                                27,362            36,858           52,362
                                                                       --------          --------         --------

Net deferred tax liability                                             $236,311          $135,102         $195,311
                                                                       ========          ========         ========

NOTE 8 - CUSTOMER AND CREDIT CONCENTRATIONS

Concentrations of credit with regard to trade accounts receivable, which are uncollateralized, and sales are limited due to the fact the Company's customers are spread across different geographic areas. The customers are concentrated in the retail food industry. In 1999 and June 30, 2000, no customers comprised over 10% of sales.

NOTE 9 - INTANGIBLE ASSETS

Amounts for deferred tax assets and liabilities are as follows:

                                                                       JUNE 30,          JUNE 30,         DEC. 31,
                                                                         2000              1999             1999
                                                                       --------          --------         --------
Covenant Not to Compete                                                $50,000           $50,000          $50,000
Less: Accumulated amortization                                          47,500            42,500           45,000
                                                                       --------          --------         --------
                                                                       $ 2,500           $ 7,500          $ 5,000
                                                                       =======           =======          =======

Total amortization charged against income for the three and six months ended June 30, 2000 and 1999 was $1,250, $2,500, $1,250 and $2,500 respectively, and
$5,000 for the year ended December 31, 1999.

NOTE 10 - STOCK OPTION PLANS

The Company has a registration statement filed with the Securities and Exchange Commission in connection with a Consulting Service Compensation Plan covering up to 300,000 of the Company's Common Stock shares. Pursuant to the Plan, the Company may issue common stock or options to purchase common stock to certain consultants, service providers and employees of the Company. There were 234,300 shares available for issuance under the Plan at December 31, 1999 and June 30, 2000 and 269,300 at June 30, 1999.

The option price, number of shares, grant date and vesting terms are determined at the discretion of the Company's Board of Directors.

                       LIFEWAY FOODS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  JUNE 30, 2000 AND 1999 AND DECEMBER 31, 1999

NOTE 10 - STOCK OPTION PLANS  (CONTINUED)

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

The Company has chosen to account for stock-based compensation in accordance with APB Opinion 25. If compensation cost would have been recognized in accordance with Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," compensation cost would not have increased in 1999 or for the six months ended June 30, 2000 and net income would have remained the same.

      A summary of option transactions during the year ended December 31, 1999 is shown below:

                                                                     Number         Weighted-Average
                                                                       of               Exercise
                                                                     Shares              Price
                                                                    -------         ----------------
     Outstanding and exercisable at January 1, 1999                   55,000            $5.00
     Granted                                                               0
     Exercised                                                       (35,000)            5.00
     Forfeited (by agreement)                                        (20,000)            5.00
                                                                     -------
     Outstanding and exercisable at December 31, 1999                      0
                                                                     =======

NOTE 11 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair value of the Company's financial instruments, none of which are held for trading purposes, are as follows:

                                            Carrying         Fair
                                             Amount          Value
                                           ----------     ----------
At June 30, 2000:

   Cash and cash equivalents               $5,158,230     $5,158,230
   Marketable securities                      882,273        882,273
   Notes payable                            1,281,044      1,248,540

                                            Carrying         Fair
                                             Amount          Value
                                           ----------     ----------
At June 30, 1999:

   Cash and cash equivalents               $  808,459     $  808,459
   Marketable securities                      179,165        179,165
   Notes payable                            1,369,922      1,321,200

                                            Carrying         Fair
                                             Amount          Value
                                           ----------     ----------
At December 31, 1999:
   Cash and cash equivalents               $4,640,923     $4,640,923
   Marketable securities                    1,564,200      1,564,200
   Notes payable                            1,325,785      1,293,275

                       LIFEWAY FOODS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  JUNE 30, 2000 AND 1999 AND DECEMBER 31, 1999

NOTE 11 - FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)

The carrying values of cash and cash equivalents and marketable securities approximate fair values. The fair Value of the notes payable is based on the discount value of contractual cash flows. The discount rate is estimated using rates currently offered for debt with similar maturities.

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

On December 24, 1999, the Company and Danone entered into a support agreement, which allowed the Company access to Danone's brokers and distributors in the United States and created a non-compete agreement between the Company and Danone for a period of three years from the termination of this support agreement. In addition, the parties have entered into a reciprocal stock rights of first refusal and Danone has been granted anti-dilutive rights relating to future offerings and limited registration rights.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(1) Material Changes in Results of Operations

         Sales increased by $666,820, up to $4,560,008 during the six month period ending June 30, 2000, from $3,893,188 during the same six month period in 1999 (a 17% increase). This increase is attributable to increased sales of existing products. However, net income decreased by $106,446, down to $373,156 for the six month period ending June 30, 2000, from $479,602 during the same six month period in 1999 (a 22% decrease). This decrease in net income is primarily attributable to increases in cost of goods sold and operating expenses, as described below.

         Cost of goods sold increased by $522,088, up to $2,425,097 during the six month period ending June 30, 2000, from $1,903,009 during the same six month period in 1999 (a 27% increase). While this increase generally corresponds with the increased sales, it is also partially attributable to increased costs of raw materials and increased transportation costs in 2000.

         Operating expenses increased by $615,377, up to $1,792,368 for the six month period ending June 30, 2000, from $1,176,991 during the same six month period in 1999 (a 52% increase). During the six month period ended June 30, 2000, the Company paid non-recurring expenses in excess of $300,000 for: 1) initial filing fees and legal fees in connection with the listing of the Company's common stock on the NASDAQ National Market System (NMS) stock exchange, and 2) legal fees in connection with the Company's successful efforts to protect one of its trademarks in the legal matter described in Part II, Item 1, A., below. Also, depreciation expenses (a non-cash expense) incurred during the six month period ending June 30, 2000 were over $100,000 more than during the same six month period in 1999.

         Total other income for the six month period ended June 30, 2000 was $266,501, as compared to total other expenses of 30,389 for the same six month period in 1999. This difference is due to increased interest income and a gain on the sale of marketable securities in 2000.

(2) Liquidity and Capital Resources

         As of June 30, 2000, as compared to June 30, 1999, the Company had working capital in the amount of $7,304,997 as compared to $2,375,151, respectively, an increase of $4,929,846. This increase is attributable to increases in current assets, primarily cash on hand ($4,349,771 increase) and marketable securities ($703,108 increase) due to an equity investment of almost $5 million by Groupe Danone in the fourth quarter of 1999 (which is described in detail in the annual report on Form 10-KSB for the year ended December 31,
1999). The Company expects all cash requirements can be met internally for the next 12-month period.

         Net property and equipment as of June 30, 2000 was $4,802,023, a $627,989 increase from $4,174,034 as of June 30, 1999. This increase is due to the purchase of $1,170,977 of additional machinery and equipment, and is partially offset by increased depreciation of $542,988.

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

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

A. In April 2000, the Company settled its trademark infringement lawsuit against Fresh Made, Inc. The Company had filed the lawsuit in August 1999, alleging intentional trademark infringement of the Company's federally registered trademark for a Russian term transliterated as "Krest'yanskiy." Under the terms of the settlement agreement, Fresh Made is prohibited from using the term in connection with any cheeses, cottage cheeses and/or other milk products.

B. On June 22, 2000, the Niles Park District of Illinois filed a lawsuit in the Circuit Court of Cook County, Illinois, naming the Company as a defendant. The Park District, through the lawsuit, is attempting to exercise its rights of eminent domain to acquire and take possession of the Company's property situated at 7800 Caldwell Avenue, Niles, Illinois, where the Moscow Nights Restaurant currently operates. Although the Company has not yet filed a responsive pleading to the lawsuit, the Company intents to vigorously defend the lawsuit as well as prosecute all claims it may possess, and does not intend to detour from this course of action unless the Park District offers a purchase price that is acceptable to the Company in excess of the appraised value of the property.

ITEM 2. CHANGES IN SECURITIES

         On June 17, 2000 the shareholders of the Company approved an Amendment to the Articles of Incorporation to clarify that the Company has the power to grant pre-emptive rights to any of its shareholders by contract by adding the following sentence immediately following existing provisions relating to pre-emptive rights:

              "Notwithstanding anything contained herein to the contrary, the Corporation shall have the power to grant preemptive rights to any of its shareholders by contract."

         On July 26, 2000 the Articles of Incorporation were amended to reflect this change.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES - None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company held its Annual Meeting of Stockholders on June 17, 2000. Proxies were solicited pursuant to Regulation 14A under the Exchange Act, and the election of directors was uncontested. The matters voted upon and the results thereof were as follows:

         1. Election of Directors to serve until the next meeting and until their successors are duly elected and qualified:

                                                     For                       Withheld
                                                  ---------                    --------
              Michael Smolyansky                  3,400,419                      2,200
              Pol Sikar                           3,402,419                        200
              Rick D. Salm                        3,402,419                        200
              Lorenzo Bernardi                    3,402,419                        200
              Thomas Kunz                         3,401,919                        700

         2. Adoption of an Amendment to the Company's Articles of Incorporation to clarify that the Company has the power to grant preemptive rights to any of its stockholders by contact:


                      For           Against        Abstain       Not Voted
                    ---------       -------        -------       ---------
                    2,543,537        9,100          17,000        832,982

         3. Ratification of Gleeson, Sklar, Sawyers & Cumpata LLP as independent auditors for the next fiscal year:


                      For                Against             Abstain
                    ---------            -------             -------
                    3,398,719             2,800               1,100

ITEM 5. OTHER INFORMATION

         On May 24, 2000, the Company's common stock began trading on the Nasdaq National Market System (NMS) stock exchange. Previously, a market for the Company's common stock had been maintained on the Nasdaq SmallCap Market. The Nasdaq NMS has higher listing requirements than the Nasdaq SmallCap.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits: Exhibit Number and Brief Description

         3.4      Bylaws, as amended. (Incorporated by reference to Exhibit 3.4 of the Company's
                  Annual Report on Form 10-KSB for the year ended December 31, 1999.)

         3.5      Articles of Incorporation, as amended on July 26, 2000 and currently in effect. (Filed herewith.)

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

Date:   August 8, 2000

                                  EXHIBIT INDEX

       NUMBER                                     BRIEF DESCRIPTION
         3.4      Bylaws, as amended. (Incorporated by reference to Exhibit 3.4 of the Company's
                  Annual Report on Form 10-KSB for the year ended December 31, 1999.)

         3.5      Articles of Incorporation, as amended on July 26, 2000 and currently in effect. (Filed herewith.)

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