Form 10QSB
period 2000-09-30
LIFEWAY FOODS INC
filed 2000-11-09
CIK 814586

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                       EXCHANGE ACT OF 1934

          For the quarterly period ended September 30, 2000

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

      For the transition period from               to
                                     --------------  --------------

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

                                 (847) 967-1010
--------------------------------------------------------------------------------
                           (issuer's telephone number)


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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: AS OF NOVEMBER 7, 2000, THE ISSUER HAD 4,318,444 SHARES OF COMMON STOCK, NO PAR VALUE, OUTSTANDING.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                                      INDEX

                                                                                                   PAGE
                                                                                                   ----
PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

         Consolidated Balance Sheets -
         December 31, 1999 and September 30, 2000 and 1999                                       F-2 - F-3

         Consolidated Statements of Income and Comprehensive Income For the year ended December 31, 1999 and for the three and nine months ended
         September 30, 2000 and 1999                                                             F-4

         Consolidated Statements of Changes in Stockholders' Equity For the year
         ended December 31, 1999 and for the nine months ended September 30, 2000                F-5

         Consolidated Statements of Cash Flows For the year ended December 31,
         1999 and for the nine months ended September 30, 2000 and 1999                          F-6 - F-7

         Notes to Consolidated Financial Statements - December 31, 1999 and
         September 30, 2000 and 1999
                                                                                                 F-8 - F15

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL                                       2
         CONDITIONS AND RESULTS OF OPERATIONS

PART II - OTHER INFORMATION                                                                      3

SIGNATURES                                                                                       5

                         PART I - FINANCIAL INFORMATION

                       LIFEWAY FOODS, INC. AND SUBSIDIARY
                              FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2000 AND 1999

                       LIFEWAY FOODS, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                                      (UNAUDITED)
                                                     SEPTEMBER 30,
                                             ---------------------------     DECEMBER 31,
                                                 2000           1999            1999
                                             -----------     -----------     ------------
                ASSETS
CURRENT ASSETS
   Cash and cash equivalent                  $ 4,999,952     $ 1,193,098     $ 4,640,923
   Marketable Securities                       1,583,160         169,199       1,564,200
   Accounts receivable, net of allowance
     for doubtful accounts of $0 at
     September 30, 2000 and 1999 and
     December 31, 1999                         1,084,829       1,063,428         965,725
   Other receivables                              50,300          16,620          57,193
   Inventories                                   644,622         761,000         843,959
   Prepaid expenses and other assets                   0         194,420               0
   Deferred income taxes                         143,358          46,494          52,362
                                             -----------     -----------     -----------

       TOTAL CURRENT ASSET                     8,506,221       3,444,259       8,124,362

PROPERTY AND EQUIPMENT
   Land                                          658,400         658,400         658,400
   Buildings, machinery and equipment          6,776,543       5,540,745       5,966,635
                                             -----------     -----------     -----------
   Total property and equipment                7,434,943       6,199,145       6,625,035
   Less:  accumulated depreciation             2,559,007       1,962,633       2,096,842
                                             -----------     -----------     -----------
       PROPERTY AND EQUIPMENT, NET             4,875,936       4,236,512       4,528,193

OTHER ASSETS
       INTANGIBLE ASSETS, NET                      1,250           6,250           5,000
                                             -----------     -----------     -----------

TOTAL ASSETS                                 $13,383,407     $ 7,687,021     $12,657,555
                                             ===========     ===========     ===========

                              THIS IS NOT AN AUDIT
                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                       LIFEWAY FOODS, INC. AND SUBSIDIARY
                     CONSOLIDATED BALANCE SHEETS - CONTINUED


LIABILITIES AND STOCKHOLDERS' EQUITY

                                                      (UNAUDITED)
                                                     SEPTEMBER 30,
                                             ---------------------------     DECEMBER 31,
                                                 2000           1999             1999
                                             ------------    ------------    ------------
CURRENT LIABILITIES

   Current maturities of notes payable       $     93,909    $     91,647    $     91,920
   Accounts payable                               559,402         404,076         480,043
   Accrued expenses                               331,601         417,177         192,812
                                             ------------    ------------    ------------
     TOTAL CURRENT LIABILITIES                    964,912         912,900         764,775

LONG-TERM LIABILITIES                           1,163,476       1,255,935       1,233,865

DEFERRED INCOME TAXES                             326,886         171,960         247,673

STOCKHOLDERS' EQUITY
   Common stock                                 6,509,267       1,601,916       6,509,267
   Retained earnings                            4,573,066       3,965,002       3,923,766
   Accumulated other comprehensive income,
     net of tax                                  (139,200)        (26,874)         (6,791)
   Stock subscription receivable                  (15,000)       (175,000)        (15,000)
   Treasury stock                                       0         (18,818)              0
                                             ------------    ------------    ------------
     TOTAL STOCKHOLDERS' EQUITY                10,928,133       5,346,226      10,411,242
                                             ------------    ------------    ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY   $ 13,383,407    $  7,687,021    $ 12,657,555
                                             ============    ============    ============

                              THIS IS NOT AN AUDIT
                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                       LIFEWAY FOODS, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                             AND COMPREHESIVE INCOME

                                             (UNAUDITED)                       (UNAUDITED)
                                      FOR THE THREE MONTHS ENDED        FOR THE NINE MONTHS ENDED          FOR THE
                                            SEPTEMBER 30,                      SEPTEMBER 30,             YEAR ENDED
                                     ----------------------------      ----------------------------      DECEMBER 31,
                                         2000            1999               2000           1999              1999
                                     -----------      -----------      -----------      -----------      -----------
SALES                                $ 2,283,584      $ 2,001,305      $ 6,843,592      $ 5,894,493      $ 7,907,571

COST OF GOODS SOLD                     1,077,174          955,249        3,502,271        2,858,258        4,664,987
                                     -----------      -----------      -----------      -----------      -----------

GROSS PROFIT                           1,206,410        1,046,056        3,341,321        3,036,235        3,242,584

OPERATING EXPENSES                       850,859          645,486        2,643,227        1,822,477        2,177,637
                                     -----------      -----------      -----------      -----------      -----------

INCOME FROM OPERATIONS                   355,551          400,570          698,094        1,213,758        1,064,947

OTHER INCOME (EXPENSE)
    Interest/Dividend income             115,572           10,325          226,827           27,099          110,358
    Interest expense                     (25,634)         (27,450)         (72,020)         (74,613)        (112,144)
    Gain on sale of marketable
      securities                          35,458           15,004          237,090           15,004            6,621
                                     -----------      -----------      -----------      -----------      -----------
    TOTAL OTHER INCOME (EXPENSE)         125,396           (2,121)         391,897          (32,510)           4,835
                                     -----------      -----------      -----------      -----------      -----------

INCOME BEFORE INCOME TAXES               480,947          398,449        1,089,991        1,181,248        1,069,782

PROVISION FOR INCOME TAXES               204,803          154,357          440,691          457,554          387,324
                                     -----------      -----------      -----------      -----------      -----------

NET INCOME                           $   276,144      $   244,092      $   649,300      $   723,694      $   682,458
                                     ===========      ===========      ===========      ===========      ===========

EARNINGS PER SHARE                   $       .06      $       .06      $       .15      $       .19      $       .17
                                     ===========      ===========      ===========      ===========      ===========

WEIGHTED AVERAGE SHARES
   OUTSTANDING                         4,318,444        3,813,577        4,318,444        3,813,577        3,933,005
                                     ===========      ===========      ===========      ===========      ===========

COMPREHENSIVE INCOME:

NET INCOME                           $   276,144      $   244,092      $   649,300      $   723,694      $   682,458

OTHER COMPREHENSIVE INCOME, NET
    OF TAX:
    UNREALIZED LOSSES
    ON SECURITIES (NET OF TAX
    BENEFIT)                              (5,845)         (15,237)        (132,409)         (15,237)          (6,791)

LESS: RECLASSIFICATION
    ADJUSTMENT FOR LOSSES                      0                0                0                0           11,637
                                     -----------      -----------      -----------      -----------      -----------

COMPREHENSIVE INCOME                 $   270,299      $   228,855      $   516,891      $   708,457      $   687,304
                                     ===========      ===========      ===========      ===========      ===========

                              THIS IS NOT AN AUDIT
                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                       LIFEWAY FOODS, INC. AND SUBSIDIARY
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                COMMON STOCK, NO PAR VALUE
                                10,000,000 SHARES AUTHORIZED
                              -------------------------------
                                                      # OF                                                ACCUMULATED
                                                    SHARES OF                                                OTHER         STOCK
                              # OF SHARES ISSUED    TREASURY     COMMON        TREASURY       RETAINED   COMPREHENSIVE  SUBSCRIPTION
                                AND OUTSTANDING      STOCK       STOCK           STOCK        EARNINGS       INCOME      RECEIVABLE
                              -----------------    ----------  -----------    -----------    ----------  -------------  -----------
BALANCES AT
   DECEMBER 31, 1998               3,796,077         10,400    $ 1,426,916    $   (18,818)   $ 3,241,308   $   (11,637)   $       0

Issuance of common stock             497,767              0      4,977,670              0              0             0            0


Cost of issuance of new stock              0              0        (51,501)             0              0             0            0

Stock options exercised               35,000              0        175,000              0              0             0      (15,000)

Retirement of treasury stock         (10,400)       (10,400)       (18,818)        18,818              0             0            0

Other comprehensive income:
   Unrealized losses on
   securities                              0              0              0              0              0         4,846            0

Net income for the year ended
   December 31, 1999                       0              0              0              0        682,458             0            0
                                 -----------    -----------    -----------    -----------    -----------   -----------    ---------

BALANCES AT
   DECEMBER 31, 1999               4,318,444              0      6,509,267              0      3,923,766        (6,791)     (15,000)

Other comprehensive income:
     Unrealized losses on
     securities                            0              0              0              0              0      (132,409)           0

Net income for the nine months
   ended September 30, 2000                0              0              0              0        649,300             0            0
                                 -----------    -----------    -----------    -----------    -----------   -----------    ---------

BALANCES AT
   SEPTEMBER  30, 2000
   (UNUAUDITED)                    4,318,444              0    $ 6,509,267    $         0    $ 4,573,066   $  (139,200)     (15,000)
                                 ===========    ===========    ===========    ===========    ===========   ===========    ==========

                              THIS IS NOT AN AUDIT
                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                       LIFEWAY FOODS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                               (UNAUDITED)
                                                       FOR THE NINE MONTHS ENDED   FOR THE YEAR ENDED
                                                              SEPTEMBER 30,            DECEMBER 31,
                                                       -----------    -----------  ------------------
                                                           2000          1999            1999
                                                       -----------    -----------    -----------
NET CASH PROVIDED BY OPERATING ACTIVITIES:
   Net income                                          $   649,300    $   723,694    $   682,458
   Adjustments to reconcile net income to net cash
     flows from operating activities:
     Depreciation and amortization                         465,915        305,755        441,214
     Amortization of discounts on securities                     0              0         (6,643)
     Realized gain on sale of marketable securities       (237,090)       (15,004)        (6,621)
     Deferred income taxes                                  11,783              0         54,147
        (Increase) decrease in operating assets:
        Accounts receivable                               (119,104)      (216,159)      (118,456)
         Other receivables                                  (6,893)           420        (40,993)
         Inventories                                       199,337         90,517          7,558
         Prepaid expenses and other assets                       0       (182,648)        11,772
       Increase (decrease) in operating liabilities:
         Accounts payable                                   79,359       (109,596)       (33,628)
         Accrued expenses                                  118,789        250,102         25,737
                                                       -----------    -----------    -----------
NET CASH PROVIDED BY OPERATING ACTIVITIES                1,161,396        847,081      1,016,545

NET CASH FLOWS PROVIDED BY INVESTING ACTIVITIES:
   Purchase of marketable securities                    (2,500,536)      (188,429)    (1,845,570)
   Sale of marketable securities                         2,576,477        123,740        645,968
   Cash proceeds from maturity of investments
     classified as held to maturity                              0        247,211              0
   Purchase of property and equipment                     (809,908)      (390,497)      (794,386)
                                                       -----------    -----------    -----------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES       (733,967)      (207,975)    (1,993,988)

NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
   Proceeds from issuance of common stock                        0              0      5,137,670
   Stock issuance costs                                          0              0        (51,501)
   Repayment of notes payable                              (68,400)       (74,423)       (96,218)
                                                       -----------    -----------    -----------

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES        (68,400)       (74,423)     4,989,951
                                                       -----------    -----------    -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                  359,029        564,683      4,012,508

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD         4,640,923        628,415        628,415
                                                       -----------    -----------    -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD             $ 4,999,952    $ 1,193,098    $ 4,640,923
                                                       ===========    ===========    ===========

                              THIS IS NOT AN AUDIT
                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                       LIFEWAY FOODS, INC. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

                                                            (UNAUDITED)
                                                    FOR THE NINE MONTHS ENDED
                                                           SEPTEMBER 30,       FOR THE YEAR ENDED
                                                    -------------------------      DECEMBER 31,
                                                        2000         1999             1999
                                                    -----------  ------------  ------------------
SUPPLEMENTAL DISCLOSURES OF CASH
     FLOW INFORMATION:

   Cash paid for interest                             $ 65,888     $ 74,163        $112,144
                                                      ========     ========        ========

   Cash paid for income taxes                         $209,000     $267,500        $376,250
                                                      ========     ========        ========

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND
     FINANCING ACTIVITIES:

   Purchase of automobile by issuing a note payable   $      0     $ 22,002        $ 22,000
                                                      ========     ========        ========

   Issuance of common stock in exchange
     for note payable                                 $      0     $      0        $ 15,000
                                                      ========     ========        ========

   Issuance of common stock from exercise
     of stock options by stockholder note             $      0     $175,000        $      0
                                                      ========     ========        ========

                              THIS IS NOT AN AUDIT
                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                       LIFEWAY FOODS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                SEPTEMBER 30, 2000 AND 1999 AND DECEMBER 31, 1999

NOTE 1 - NATURE OF BUSINESS

Lifeway Foods, Inc. (The "Company") commenced operations in February 1986 and incorporated under the laws of the state of Illinois on May 19, 1986. The Company's principal business activity is the production of dairy products. Specifically, the Company produces Kefir, a drinkable product which is similar to but distinct from yogurt in several flavors sold under the name "Lifeway's Kefir;" a plain farmer's cheese sold under the name "Lifeway's Farmers Cheese;" a fruit sugar-flavored product similar in consistency to cream cheese sold under the name of "Sweet Kiss;" and a new dairy beverage, similar to Kefir, with increased protein and calcium, sold under the name "Basics Plus." The Company also produces several soy-based products and a vegetable-based seasoning under the name "Golden Zesta." The Company currently distributes its products throughout the Chicago Metropolitan area through local food stores. In addition, the products are sold throughout the United States and Ontario, Canada. The Company also distributes some of its products internationally by exporting to Eastern Europe. For the year ended December 31, 1999 and the nine months ended September 30, 2000 and 1999, export sales of the Company were approximately $162,000, $141,000 and $130,000, respectively.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of the significant accounting policies applied in the preparation of the accompanying financial statements follows:

Management's Opinion

In the opinion of management, all necessary adjustments have been made for fair presentation of the financial statements.

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

                      LIFEWAY FOODS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                SEPTEMBER 30, 2000 AND 1999 AND DECEMBER 31, 1999


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

Bank balances of amounts reported by financial institutions are categorized as follows:

                                                        September 30,     September 30,     December 31,
                                                             2000              1999              1999
                                                        -------------     -------------     ------------
Amounts insured                                           $ 293,275        $ 262,070         $ 396,799
Uninsured and uncollateralized amounts                      650,241          355,399           373,059
                                                          ---------        ---------         ---------
Total bank balances                                       $ 943,516        $ 617,469         $ 769,858
                                                          =========        =========         =========

Marketable Securities

Marketable securities are classified as available-for-sale and are stated at market value. Gains and losses related to marketable securities sold are determined by the specific identification method.

Accounts Receivable

The allowance for doubtful accounts is based on management's evaluation of outstanding accounts receivable at the end of the year. At December 31, 1999 and September 30, 2000, no allowance for doubtful accounts has been made since all receivables were considered collectible.

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

                       LIFEWAY FOODS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                SEPTEMBER 30, 2000 AND 1999 AND DECEMBER 31, 1999


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

Advertising Costs

The Company expenses advertising costs as incurred. During the year 1999 and for the nine months ended September 30, 2000 and 1999, $491,751, $370,896 and $240,636, respectively, were expensed.

Earning Per Common Share

Earnings per common share were computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the year. For the year ended December 31, 1999, and for the nine months ended September 30, 2000 and 1999, diluted and basic earnings per share were the same, as the effect of dilutive securities options outstanding was not significant.

NOTE 3 - MARKETABLE SECURITIES

The cost and fair value of marketable securities available for sale are as follows:

                                                                  Unrealized      Unrealized       Fair
                                                     Cost           Gains           Losses        Value
                                                   ---------      ----------      ----------    ----------
December 31, 1999 - Equities                      $  595,177       $ 35,089        $ 46,896     $  583,370
December 31, 1999 - Government
   Obligations, maturing within one year          $  979,745       $  1,085               0     $  980,830
September 30, 1999 - Equities                     $  194,072              0        $ 24,873     $  169,199
September 30, 2000 - Equities                     $1,332,372       $ 24,196        $257,785     $1,098,783
September 30, 2000 - Government
   Obligations, maturing within one year          $  484,377              0               0     $  484,377

Proceeds from the sale of marketable securities were $645,968, $2,576,477 and $123,740 in December 31, 1999 and September 30, 2000 and 1999, respectively.

Gross gains of $6,621, $237,090 and $15,004 were realized on those sales in December 31, 1999 and September 30, 2000 and 1999, respectively

NOTE 4 - INVENTORIES

Inventories consisted of the following:

                                                             (UNAUDITED)
                                                            SEPTEMBER 30,
                                                    -------------------------------          DECEMBER 31,
                                                       2000                  1999                1999
                                                    ---------             ---------          ------------
Finished goods                                      $ 286,863             $ 480,000          $  420,328
Production supplies                                   166,217               125,000             218,283
Raw materials                                         191,542               156,000             205,348
                                                    ---------             ---------          ----------
                                                    $ 644,622             $ 761,000          $  843,959
                                                    =========             =========          ==========

                       LIFEWAY FOODS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                SEPTEMBER 30, 2000 AND 1999 AND DECEMBER 31, 1999

NOTE 5 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

                                                               (UNAUDITED)
                                                              SEPTEMBER 30,
                                                         -----------------------   DECEMBER 31,
                                                            2000         1999          1999
                                                         ----------   ----------   ------------
 Land                                                    $  658,400   $  658,400    $  658,400
 Buildings and improvements                               2,635,766    1,649,370     2,538,942
 Machinery and equipment                                  3,818,070    3,628,278     3,133,718
 Vehicles                                                   250,328      180,676       222,443
 Office equipment                                            72,379       82,421        71,532
                                                         ----------   ----------    ----------
                                                         $7,434,943   $6,199,145    $6,625,035
                                                         ==========   ==========    ==========

Depreciation charged to income for the three and nine months ended September 30, 2000 and 1999 was $154,055, $462,165, $100,669 and $302,007 respectively, and
$436,214 for the year ended December 31, 1999.

NOTE 6 - NOTES PAYABLE

                                                                                                 (UNAUDITED)
                                                                                                SEPTEMBER 30,
                                                                                            -------------------   DECEMBER 31,
                                                                                              2000       1999        1999
                                                                                            --------   --------   ------------
  Mortgage note payable, 1st National Bank of Morton Grove, payable in monthly installments of $1,767, including interest at 7.25%, with a balloon payment of $139,838 due November 2003. Collateralized by real
  estate                                                                                    $168,100   $176,780    $174,668

  Mortgage note payable, American National Bank and Trust Company of
  Chicago, payable in monthly installments of $3,161 including interest at
  7.25%, with a balloon payment of $343,151 due August 2003. Collaterlized
  by real estate                                                                             379,379    388,147     386,590

  Mortgage note payable, American National Bank and Trust Company of
  Chicago, payable in monthly installments of principal of $5,109 plus interest at 8.05%, with a balloon payment of $618, 214 due November 2001
  Collateralized by real estate                                                              689,739    751,048     735,721

  Note payable, Ford Motor credit, payable in monthly installments of $540,
  including interest at 1.9%, due October 2001. Collateralized by vehicle                      6,939     13,220      11,660

  Note payable, 1st National Bank of Morton Grove, payable in monthly installments of $532, including interest at 7.5%, due December 2002
  Collateralized by vehicle                                                                   13,228     18,387      17,146
                                                                                            --------   --------    --------

                       LIFEWAY FOODS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                SEPTEMBER 30, 2000 AND 1999 AND DECEMBER 31, 1999


NOTE 6 - NOTES PAYABLE

                                                                           (UNAUDITED)
                                                                          SEPTEMBER 30,
                                                                    ------------------------   DECEMBER 31,
                                                                       2000          1999          1999
                                                                    ----------    ----------   ------------
Total                                                                1,257,385     1,347,582     1,325,785
Less current maturities                                                 93,909        91,647        91,920
                                                                    ----------    ----------    ----------
         Total                                                      $1,163,476    $1,255,935    $1,233,865
                                                                    ==========    ==========    ==========

      Maturities of notes payable are as follows:

Year Ending September 30,
       2000                                    $  93,909
       2001                                      693,880
       2002                                       26,670
       2003                                      442,926
                                               ---------
       Total                                   $1,257,385
                                               ==========

NOTE 7 - PROVISION FOR INCOME TAXES

      The provision for income taxes consists of the following:

                                     (UNAUDITED)                 (UNAUDITED)
                              FOR THE THREE MONTHS ENDED  FOR THE NINE MONTHS ENDED
                                     SEPTEMBER 30,               SEPTEMBER 30,        FOR THE YEAR ENDED
                              --------------------------  -------------------------       DECEMBER 31,
                                  2000          1999          2000          1999             1999
                              ------------  ------------  ------------  -----------   ------------------
Current
   Federal                      $131,345      $125,777      $290,163      $372,065         $274,263
   State                          35,783        28,610        71,853        84,742           58,914
                                --------      --------      --------      --------         --------
Total current                    167,128       154,387       362,016       457,554          333,177
Deferred                          37,675             0        78,675             0           54,147
                                --------      --------      --------      --------         --------
Provision for income taxes      $204,803      $154,387      $440,691      $457,554         $387,324
                                ========      ========      ========      ========         ========

A reconciliation of the provision for income taxes and the income tax computed at the statutory rate is as follows:

                                     (UNAUDITED)                 (UNAUDITED)
                              FOR THE THREE MONTHS ENDED  FOR THE NINE MONTHS ENDED
                                     SEPTEMBER 30,               SEPTEMBER 30,        FOR THE YEAR ENDED
                              --------------------------  -------------------------       DECEMBER 31,
                                  2000          1999          2000          1999             1999
                              ------------  ------------  ------------  -----------   ------------------
Federal income tax expense
  computed at the statutory
  rate                          $138,728      $125,777      $344,013      $372,842         $337,635
State taxes, expense              31,587        28,610        78,190        84,742           76,739
Permanent book/tax
  differences                     34,488             0        18,488             0          (27,050)
                                --------      --------      --------      --------         --------
Provision for income taxes      $204,803      $154,387      $440,691      $457,554         $387,324
                                ========      ========      ========      ========         ========

                       LIFEWAY FOODS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                SEPTEMBER 30, 2000 AND 1999 AND DECEMBER 31, 1999

NOTE 7 - PROVISION FOR INCOME TAXES - CONTINUED

Amounts for deferred tax assets and liabilities are as follows:

                                                     SEPTEMBER 30,  SEPTEMBER 30,   DEC. 31,
                                                         2000           1999          1999
                                                     -------------  -------------   --------
Non-current deferred tax liabilities arising from:
   Temporary differences - principally
     Book/tax, accumulated depreciation                 $326,886      $171,960      $247,673
   Total deferred tax liabilities                       $326,886      $171,960      $247,673

Current deferred tax assets arising from:
     Book/tax, allowance for unrealized losses          $ 94,389      $ 19,630      $  3,931
     Book/tax, inventory                                  48,969        26,864        48,431
                                                        --------      --------      --------
Total deferred tax assets                                143,358        46,494        52,362
                                                        --------      --------      --------
Net deferred tax liability                              $183,528      $125,466      $195,311
                                                        ========      ========      ========

NOTE 8 - CUSTOMER AND CREDIT CONCENTRATIONS

Concentrations of credit with regard to trade accounts receivable, which are uncollateralized, and sales are limited due to the fact the Company's customers are spread across different geographic areas. The customers are concentrated in the retail food industry. In 1999 and September 30, 2000, no customers comprised over 10% of sales.

NOTE 9 -  INTANGIBLE ASSETS

Amounts for deferred tax assets and liabilities are as follows:

                                                     SEPTEMBER 30,  SEPTEMBER 30,   DEC. 31,
                                                         2000           1999          1999
                                                     -------------  -------------   --------
Covenant Not to Compete                                 $50,000       $50,000       $50,000
Less: Accumulated amortization                           48,750        43,750        45,000
                                                        -------       -------       -------
                                                        $ 1,250       $ 6,250       $ 5,000
                                                        =======       =======       =======

Total amortization charged against income for the three and nine months ended September 30, 2000 and 1999 was $1,250, $3,750, $1,250 and $3,750 respectively, and $5,000 for the year ended December 31, 1999.

NOTE 10 - STOCK OPTION PLANS

The Company has a registration statement filed with the Securities and Exchange Commission in connection with a Consulting Service Compensation Plan covering up to 300,000 of the Company's Common Stock shares. Pursuant to the Plan, the Company may issue common stock or options to purchase common stock to certain consultants, service providers and employees of the Company. There were 234,300 shares available for issuance under the Plan at December 31, 1999 and September 30, 2000 and 269,300 at September 30, 1999.

The option price, number of shares, grant date and vesting terms are determined at the discretion of the Company's Board of Directors.

                       LIFEWAY FOODS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                SEPTEMBER 30, 2000 AND 1999 AND DECEMBER 31, 1999

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

A summary of option transactions during the year ended December 31, 1999 is shown below:

                                                                     Number         Weighted-Average
                                                                       of               Exercise
                                                                     Shares              Price
                                                                   ----------       ----------------
     Outstanding and exercisable at January 1, 1999                   55,000             $ 5.00
     Granted                                                               0                  0
     Exercised                                                       (35,000)              5.00
     Forfeited (by agreement)                                        (20,000)                 0
                                                                     -------
     Outstanding and exercisable at December 31, 1999                      0               5.00
                                                                     =======

NOTE 11 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair value of the Company's financial instruments, none of which are held for trading purposes, are as follows:

At September 30, 2000:                         Carrying           Fair
                                                Amount           Value
                                              ----------       ----------
   Cash and cash equivalents                  $4,999,952       $4,999,952
   Marketable securities                       1,583,160        1,583,160
   Notes payable                               1,257,385        1,178,798

At September 30, 1999:                         Carrying           Fair
                                                Amount           Value
                                              ----------       ----------
   Cash and cash equivalents                 $ 1,193,098      $ 1,193,098
   Marketable securities                         169,199          169,199
   Notes payable                               1,347,582        1,304,112

At December 31, 1999:                          Carrying           Fair
                                                Amount           Value
                                              ----------       ----------
   Cash and cash equivalents                  $4,640,923       $4,640,923
   Marketable securities                       1,564,200        1,564,200
   Notes payable                               1,325,785        1,293,275

                       LIFEWAY FOODS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                SEPTEMBER 30, 2000 AND 1999 AND DECEMBER 31, 1999

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(1)      Material Changes in Results of Operations

         Sales increased by $949,099, up to $6,843,592 during the nine month period ending September 30, 2000, from $5,894,493 during the same nine month period in 1999 (a 16% increase). This increase is attributable to increased sales of existing products. However, net income decreased by $74,394, down to $649,300 for the nine month period ending September 30, 2000, from $723,694 during the same nine month period in 1999 (a 10% decrease). This decrease in net income is primarily attributable to increases in cost of goods sold and operating expenses, as described below.

         Cost of goods sold increased by $644,013, up to $3,502,271 during the nine month period ending September 30, 2000, from $2,858,258 during the same nine month period in 1999 (a 23% increase). While this increase generally corresponds with the increased sales, it is also partially attributable to increased costs of raw materials and increased transportation costs in 2000. Cost of goods sold as a percentage of sales for the nine months ended September 30, 2000 was 51%, compared to 48% for the same nine month period in 1999.

         Operating expenses increased by $820,750, up to $2,643,227 for the nine month period ending September 30, 2000, from $1,822,477 during the same nine month period in 1999 (a 45% increase). This increase is due in part to increased operations in the current year. Additionally, during the nine month period ended September 30, 2000, the Company paid non-recurring expenses in excess of $300,000 for: 1) initial filing fees and legal fees in connection with the listing of the Company's common stock on the NASDAQ National Market System (NMS) stock exchange, and 2) legal fees in connection with the Company's successful efforts to protect one of its trademarks. Also, depreciation expenses (a non-cash expense) incurred during the nine month period ending September 30, 2000 was $462,165, which is approximately $160,000 more than during the same nine month period in 1999.

         Total other income for the nine month period ended September 30, 2000 was $391,897, as compared to total other expenses of $32,510 for the same nine month period in 1999. This difference is due to increased interest income and a gain on the sale of marketable securities in 2000.

(2)      Liquidity and Capital Resources

         As of September 30, 2000, as compared to September 30, 1999, the Company had working capital in the amount of $7,541,309 as compared to $2,531,359, respectively, an increase of $5,009,950. This increase is attributable to increases in current assets, primarily cash on hand ($3,806,854 increase) and marketable securities ($1,413,961 increase) due to an equity investment of almost $5 million by Groupe Danone in the fourth quarter of 1999 (which is described in detail in the annual report on Form 10-KSB for the year ended December 31, 1999). The Company expects all cash requirements can be met internally for the next 12-month period.

         Net property and equipment as of September 30, 2000 was $4,875,936, a $639,424 increase from $4,236,512 as of September 30, 1999. This increase is primarily due to additional building improvements of $986,396, and is partially offset by increased depreciation of $160,158.

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

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         There have been no material developments in the pending legal proceeding described in the Company's quarterly report on Form 10-QSB for the quarter ended June 30, 2000.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - None.

ITEM 5. OTHER INFORMATION - None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits: Exhibit Number and Brief Description

          3.4 Bylaws, as amended. (Incorporated by reference to Exhibit 3.4 of the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999.)

          3.5 Articles of Incorporation, as amended on July 26, 2000 and currently in effect. (Incorporated by reference to Exhibit 3.5 of the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 2000.)

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

                                        LIFEWAY FOODS, INC.

                                        By:  /s/ Michael Smolyansky
                                            ------------------------------------
                                            Michael Smolyansky, Chief Executive
                                              Officer, Chief Financial and
                                              Accounting Officer, President,
                                              Treasurer and Director

Date:   November 8, 2000

                                  EXHIBIT INDEX

        NUMBER                            BRIEF DESCRIPTION
        ------                            -----------------
          3.4     Bylaws, as amended. (Incorporated by reference to Exhibit 3.4 of the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999.)

          3.5 Articles of Incorporation, as amended on July 26, 2000 and currently in effect. (Incorporated by reference to Exhibit 3.5 of the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 2000.)

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