Form 10KSB
period 2000-12-31
LIFEWAY FOODS INC
filed 2001-03-30
CIK 814586

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X]      ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
         OF 1934

               For the fiscal year ended December 31, 2000

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

               For the transition period from: ______________ to ______________

               Commission file number: 0-17363
                                       -------

                               LIFEWAY FOODS, INC.
--------------------------------------------------------------------------------
           (Name of small business issuer as specified in its charter)

                         ILLINOIS                                                                         36-3442829
--------------------------------------------------------------                                 ---------------------------------
(State or other jurisdiction of incorporation or organization)                                 (IRS Employer Identification No.)

6431 WEST OAKTON, MORTON GROVE, ILLINOIS                                                                    60053
----------------------------------------                                                                  ----------
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

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         State issuer's revenues for its most recent fiscal year. $9,176,739
                                                                  ----------

         State the aggregate market value of the common stock held by non-affiliates, approximately 1,247,216 shares, computed by reference to the price at which the stock was sold as of a specified date within the past 60 days. $8,730,512 as of March 23, 2001, based on the closing price of $7.00 per share as quoted on NASDAQ.

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 4,318,444 shares of Common Stock as of March 23, 2001.

                      DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Notice of Annual Meeting and Proxy Statement for the Registrant's 2001 Annual Meeting of Shareholders, scheduled to be held June 16, 2001, are incorporated by reference in Part III.

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

ITEM 1.    DESCRIPTION OF BUSINESS.

Business Development

         Lifeway Foods, Inc. (the "Company") commenced operations in February, 1986, and was incorporated under the laws of the State of Illinois on May 19, 1986. The Company's primary product is kefir, a drinkable product similar to but distinct from yogurt, in several flavors sold under the name "Lifeway Kefir"; a plain farmer's cheese sold under the name "Lifeway Farmer's Cheese"; fruit sugar-flavored product similar in consistency to cream cheese sold under the name of "Sweet Kiss;" a dairy based immune-supporting dietary supplement beverage called Basics Plus and other kefir-based products. The Company also produces several soy-based products under the name "Soy Treat" and a vegetable-based seasoning under the name "Golden Zesta." The Company distributes its products primarily throughout the United States. The Company also distributes some of its products internationally by exporting to Eastern Europe and Canada.

Subsidiary Corporation

         LFI Enterprises, Inc.

         On September 30, 1992, the Company formed a wholly-owned subsidiary corporation, LFI Enterprises, Inc. ("LFIE"), incorporated in the State of Illinois. LFIE operates a "Russian" theme restaurant and supper club facility, known as "Moscow Nites," catering to the Chicago area's East European ethnic communities.

Business of Issuer

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

         LIFEWAY KEFIR. "Lifeway Kefir" is a drinkable kefir product manufactured in eleven flavors -- plain (regular and low-fat), raspberry, blueberry, strawberry, cherry, peach, banana-strawberry, cappuccino, chocolate and vanilla -- in 32 ounce containers featuring color-coded caps and labels describing nutritional information. In March 1996, the Company began marketing its fat-free, low cholesterol kefir in six flavors. The kefir product is currently marketed under the name "Lifeway's Kefir," and is sold from the dairy section. Lifeway Kefir has a shelf life of approximately 60 days. All flavors contain fructose, fruit juice, kefir culture, and pasteurized, low-fat milk and natural flavorings.

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

         BASICS PLUS. "Basics Plus" is a patented kefir-based beverage product designed to improve gastrointestinal functions and, thus, enhance the immune system. This product contains certain "passive immunity products" produced by GalaGen, Inc.

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

         Distribution

         With its nine Company-owned trucks, the Company distributes its products directly to over 1,200 stores in the State of Illinois, including major retail chains such as Jewel Food Stores, Dominick's Finer Foods, Treasure Island Food Marts, Whole Foods and Butera Food Stores.

         In addition to the State of Illinois, the Company's products are distributed to over 8,000 stores throughout the United States. The Company has verbal distribution arrangements with various distributors throughout the United States. These verbal distribution arrangements, in the opinion of the Company, allow management the necessary latitude to expand into new areas and markets and establish new relationships with distributors on an ongoing basis. The Company has not offered any exclusive territories to any distributors.

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

         In addition to local radio stations, newspapers and magazines, the Company receives further exposure of its products through the internet, catalog advertising and promotion, inside store demonstrations throughout the U.S., and participation in various trade shows.

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

         Major Customers

         The Company distributes its products to more than 400 accounts throughout the U.S. Concentrations of credit with regard to trade accounts receivable and sales are limited due to the fact that the Company's customers are spread across different geographic areas. The customers are concentrated in the retail food industry. In 2000, no customer comprised over 10% of sales.

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

         On October 17, 1997, GalaGen, Inc., made application to the U.S. Patent and Trademark Office for the trademark "Basics Plus" for kefir-based products. In July 1998, GalaGen, Inc., assigned the entire interest, including goodwill, of the product to the Company. On September 7, 1999, the U.S. Patent and Trademark Office granted the Company registration for the trademark "Basics Plus." The Company has a nonexclusive license from GalaGen, Inc., to use the trademark "Proventra" in connection with the Company's sales and marketing of "Basics Plus."

         On September 8, 1998, the Company received trademark approval from the U.S. Patent and Trademark Office for the trademark "Krestyanski" under which the Company sells a line of products in the United States.

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

         On June 25, 2000, the Company received trademark approval from the U.S. Patent and Trademark office for the trademark "Bazarniy", for cheese products.

         On December 12, 2000, the Company received trademark approval from the U.S. Patent and Trademark office for the trademark "SoyTreat", for its soy-based kefir.

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

         The Company conducts primarily all of its research internally, but at times will employ the services of an outside testing facility. During 2000, the amount the Company expended for research and new product development was not material to the financial position of the Company.

         Employees

         The Company and its subsidiary, LFI Enterprises, Inc., currently employ approximately 60 employees, 5 of whom are part-time employees. Approximately 55 of those employees are engaged in the manufacturing process of the Company's kefir and kefir-based products and 5 are employed in the restaurant operation. None of the Company's employees are covered by collective bargaining agreements.

ITEM 2.    DESCRIPTION OF PROPERTY.

         On May 16, 1988, the Company purchased a 26,000 square foot parcel of real property, including an 8,500 square foot one-story building, located at 7625 N. Austin Avenue, Skokie, Illinois. The purpose of the purchase was to enable the Company to expand its production facilities and capacity pursuant to its business plan and growing demand for its product. The Company brought the facility to full capacity and completed its remodeling in 1994. In addition to the increase in capacity, because of improved storage facilities, the Company has been able to incur savings in the purchase of milk and other raw materials, by virtue of its increased capacity to store bulk purchases. The loan to the Company from 1st National Bank of Morton Grove, collateralized by the real estate, was refinanced in 1998 and is payable in monthly installments of $1,767, including interest at 7.25%, with a balloon payment of $139,838 due November, 2003. At December 31, 2000, the loan had a balance of $165,830.

         On October 9, 1992, the Company purchased certain real estate located at 7800 N. Caldwell, Niles, Illinois. This property consists of approximately 75,000 square feet of commercially zoned property, and a 7,750 square foot building. The loan to the Company from American National Bank and Trust Company of Chicago, collateralized by the real estate, was refinanced in 1998 and has a balloon payment of $343,151 due in August 2003 and carries an interest rate of 7.25% per annum. The Company's monthly payments are $3,161. At December 31, 2000, the loan had a balance of $377,713. The Company refurbished the property in late 1992 and put it into productive use as a supper club facility, known as "Moscow Nites," catering to the Chicago area's East European ethnic communities. The premises are operated by the Company's wholly-owned subsidiary, LFI Enterprises, Inc., an Illinois corporation.

         On October 16, 1996, the Company purchased a 110,000 square foot parcel of real property, zoned commercial, including a 46,000 square foot one-story building, located at 6431 Oakton Avenue, Morton Grove, Illinois. The purchase enabled the Company to further expand its production facilities and capacity. The loan to the Company from American National Bank and Trust Company of Chicago, collateralized by the real estate, has a balloon payment of $618,214 due in November 2001. The mortgage note is payable in monthly installments of principal of $5,109 plus interest at 8.05%. At December 31, 2000, the loan had a balance of $674,413.

         For financial statement and tax purposes, the Company depreciates its real property buildings on a straight line basis over 31 to 39 years.

         The Company believes it has adequate insurance coverage for all its properties.

ITEM 3.    LEGAL PROCEEDINGS.

         On June 22, 2000, the Niles Park District of Illinois filed a lawsuit in the Circuit Court of Cook County, Illinois, naming the Company as a defendant. The Park District, through the lawsuit, is attempting to exercise its rights of eminent domain to acquire and take possession of the Company's property situated at 7800 Caldwell Avenue, Niles, Illinois, where the Moscow Nights Restaurant currently operates. The Company is vigorously defending the lawsuit.


ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matter was submitted during the fourth quarter of the fiscal year ended December 31, 2000, to a vote of security holders through the solicitation of proxies or otherwise.

PART II

ITEM 5.    MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Market Information

         The Company's Common Stock, no par value, the only class of common equity of the Company, is traded on the NASDAQ National Market under the symbol "LWAY." Trading commenced on March 29, 1988.

         The range of high and low bid quotations for the Company's Common Stock for the quarterly periods within the two most recent fiscal years, as reported by NASDAQ, is set forth in the following table:

                                          Low Bid      High Bid
                                          --------     --------

                  1st Qtr 1999            $   3.50     $   5.00
                  2nd Qtr 1999            $   3.56     $  7.875
                  3rd Qtr 1999            $   6.00     $   9.50
                  4th Qtr 1999            $ 6.0625     $  8.625

                  1st Qtr 2000            $   5.00     $   7.75
                  2nd Qtr 2000            $   5.00     $   8.00
                  3rd Qtr 2000            $   4.25     $ 6.5625
                  4th Qtr 2000            $   4.25     $   6.25

Holders

         As of March 23, 2001, there were approximately 116 holders of record of the Company's Common Stock (not including beneficial owners holding in "street-name").

Dividends

         The Company has paid no cash dividends on its Common Stock and management does not anticipate that such dividends will be paid in the foreseeable future.

Sales of Unregistered Securities

         There were no sales of unregistered securities in 2000.

ITEM 6.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

Results of Operations

         The year ended December 31, 2000 was another record year for the Company, with all-time highs for Sales, Net Income, and Earnings Per Share. The relevant details of the Company's Results of Operations are as follows:

         For the year ended December 31, 2000, Sales were $9,176,739, which is a $1,269,168 (or 16%) increase from $7,907,571 in 1999. This increase is primarily attributable to increased sales of existing products.

         Cost of Goods Sold as a percentage of Sales was 58% in 2000, compared to 59% in 1999.

         Operating Expenses for 2000 were $2,706,955, which is a $529,318 (or 24%) increase from $2,177,637 in 1999. This increase is due in part to increased operations in the current year. Additionally, during 2000, the Company paid non-recurring expenses in excess of $300,000 for: 1) initial filing fees and legal fees in connection with the listing of the Company's common stock on the NASDAQ National Market System (NMS) stock exchange, and 2) legal fees and costs in connection with the Company's successful efforts to protect one of its trademarks and the defense of a pending lawsuit relating to its restaurant property. Also, depreciation expenses (a non-cash expense) incurred during 2000 were approximately $168,000 more than in 1999.

         Net Income for 2000 was $927,100, which is a $244,642 increase (or 36%) from $682,458 in 1999. This increase is attributable to a $258,629 increase in interest and dividend income in 2000 compared to 1999.

         Earnings per share in 2000 was $.21, which is a $.04 per share (or 24%) increase from 1999.

Liquidity and Capital Resources

         As of December 31, 2000, the Company had working capital in the amount of $7,025,285, cash and cash equivalents in the amount of $1,437,101, and marketable securities of $4,850,357. The Company expects all cash requirements can be met internally for the next 12-month period.

         Net cash provided by operating activities increased by $572,145 (or 56%), to $1,588,690 in 2000, from $1,016,545 in 1999. This substantial increase is primarily due to increased sales.

         Net cash used in investing activities increased by $2,707,916 (or 136%), to $4,701,904 in 2000, from $1,993,988 in 1999. This substantial increase is primarily due to increased purchases (net of sales) of marketable securities in 2000 to invest almost $5 million received in late 1999 as an equity investment from Groupe Danone (described below).

         Net cash used in financing activities was $90,608 in 2000, compared to net cash provided by investing activities of $4,989,951 in 1999. This substantial difference was the result of the proceeds from the issuance of common stock upon exercise of stock options and an investment of almost $5 million from Groupe Danone (described below) in 1999.

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

         On November 15, 1999, Mr. Thomas Kunz, as the nominee of Danone, joined the Board of Directors. Mr. Kunz is President, CEO and a director of both Danone and its subsidiary, The Dannon Company, Inc. In these positions, Mr. Kunz has strategic and direct responsibilities for Groupe Danone's dairy products in the U.S. and Canada as well as worldwide category responsibility for dairy desserts.

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


ITEM 7.    FINANCIAL STATEMENTS.

         The consolidated financial statements that constitute Item 7 of this report and a table of contents thereto commence on page F-1 through F-17, which pages follow this page.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTANT AND FINANCIAL DISCLOSURE.

           None.

                       LIFEWAY FOODS, INC. AND SUBSIDIARY
                                  ANNUAL REPORT
                           DECEMBER 31, 2000 AND 1999



                                TABLE OF CONTENTS


Independent Auditors' Report..............................................................................      F-2

Consolidated Balance Sheet................................................................................  F-3-F-4

Consolidated Statements of Income and Comprehensive Income................................................      F-5

Consolidated Statements of Changes in Stockholders' Equity................................................      F-6

Consolidated Statements of Cash Flows.....................................................................  F-7-F-8

Notes to Consolidated Financial Statements................................................................ F-9-F-17

                          INDEPENDENT AUDITORS' REPORT



To the Board of Directors and Stockholders
LIFEWAY FOODS, INC. AND SUBSIDIARY
Skokie, Illinois


We have audited the accompanying consolidated balance sheet of LIFEWAY FOODS, INC. AND SUBSIDIARY as of December 31, 2000, and the related consolidated statements of income and comprehensive income, changes in stockholders' equity, and cash flows for the years ended December 31, 2000 and 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of LIFEWAY FOODS, INC. AND SUBSIDIARY as of December 31, 2000, and the results of their operations and their cash flows for the years ended December 31, 2000 and 1999 in conformity with accounting principles generally accepted in the United States of America.



Gleeson, Sklar, Sawyers & Cumpata LLP
Elgin, Illinois
February 14, 2001

                       LIFEWAY FOODS, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 2000


ASSETS

CURRENT ASSETS
     Cash and cash equivalents                                   $  1,437,101
     Marketable securities                                          4,850,357
     Accounts receivable                                            1,181,660
     Inventories                                                      920,011
     Deferred income taxes                                            166,660
                                                                 ------------
     TOTAL CURRENT ASSETS                                           8,555,789

PROPERTY, PLANT, AND EQUIPMENT
     Land                                                             658,400
     Buildings, machinery, and equipment                            7,062,577
                                                                 ------------
     Total                                                          7,720,977
     Less accumulated depreciation                                  2,701,362
                                                                 ------------
     PROPERTY, PLANT, AND EQUIPMENT, NET                            5,019,615

OTHER ASSETS
     Intangible asset, net
                                                                           --
                                                                 ------------

TOTAL ASSETS                                                     $ 13,575,404
                                                                 ============


                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                       LIFEWAY FOODS, INC. AND SUBSIDIARY
                     CONSOLIDATED BALANCE SHEET - CONTINUED
                                DECEMBER 31, 2000


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Current maturities of notes payable                         $    705,855
     Accounts payable                                                 517,625
     Accrued expenses                                                 242,470
     Taxes payable                                                     64,554
                                                                 ------------
     TOTAL CURRENT LIABILITIES                                      1,530,504

LONG-TERM LIABILITIES                                                 529,322

DEFERRED INCOME TAXES                                                 375,558

STOCKHOLDERS' EQUITY
     Common stock                                                   6,509,267
     Stock subscription receivable                                    (15,000)
     Retained earnings                                              4,850,866
     Accumulated other comprehensive income, net of tax              (205,113)
                                                                 ------------
     TOTAL STOCKHOLDERS' EQUITY                                    11,140,020
                                                                 ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                       $ 13,575,404
                                                                 ============


                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                       LIFEWAY FOODS, INC. AND SUBSIDIARY
           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999


                                                                     2000              1999
                                                                 ------------      ------------

SALES                                                            $  9,176,739      $  7,907,571

Cost of goods sold                                                  5,307,681         4,664,987
                                                                 ------------      ------------

GROSS PROFIT                                                        3,869,058         3,242,584

Operating expenses                                                  2,706,955         2,177,637
                                                                 ------------      ------------

INCOME FROM OPERATIONS                                              1,162,103         1,064,947

Other income (expense):
     Interest and dividend income                                     368,987           110,358
     Interest expense                                                 (92,500)         (112,144)
     Gain on sale of marketable securities, net                        14,800             6,621
                                                                 ------------      ------------
     Total other income                                               291,287             4,835
                                                                 ------------      ------------

INCOME BEFORE PROVISION FOR INCOME TAXES                            1,453,390         1,069,782

Provision for income taxes                                            526,290           387,324
                                                                 ------------      ------------

NET INCOME                                                       $    927,100      $    682,458
                                                                 ============      ============

EARNINGS PER SHARE COMMON SHARE                                  $       0.21      $       0.17
                                                                 ============      ============

WEIGHTED AVERAGE SHARES OUTSTANDING                                 4,318,444         3,933,005
                                                                 ============      ============


COMPREHENSIVE INCOME:

NET INCOME                                                       $    927,100      $    682,458

Other comprehensive income, net of tax:
     Unrealized losses on securities (net of tax
         benefits of $129,492 and $3,931)                            (205,113)           (6,791)
     Less reclassification adjustment for losses
         included in net income                                         6,791            11,637
                                                                 ------------      ------------

COMPREHENSIVE INCOME                                             $    728,778      $    687,304
                                                                 ============      ============


                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                       LIFEWAY FOODS, INC. AND SUBSIDIARY
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999


                                                   COMMON STOCK, NO PAR VALUE
                                                        10,000,000 SHARES
                                                           AUTHORIZED
                                                 ------------------------------      # OF SHARES
                                                 # OF SHARES       # OF SHARES         TREASURY          COMMON
                                                    ISSUED         OUTSTANDING          STOCK             STOCK
                                                 ------------      ------------      ------------      ------------

BALANCES AT DECEMBER 31, 1998                       3,796,077         3,796,077            10,400      $  1,426,916

Issuance of common stock                              497,767           497,767                --         4,977,670


Cost of issuance of new stock                              --                --                --           (51,501)

Stock options exercised                                35,000            35,000                --           175,000

Retirement of treasury stock                          (10,400)          (10,400)          (10,400)          (18,818)

Other Comprehensive income:
   Unrealized losses on securities, net
   of reclassification adjustment                          --                --                --                --

Net income for the year
   ended December 31, 1999                                 --                --                --                --
                                                 ------------      ------------      ------------      ------------

BALANCES AT DECEMBER 31, 1999                       4,318,444         4,318,444                --      $  6,509,267

Other comprehensive income:
   Unrealized losses on securities, net
   of reclassification adjustment                          --                --                --                --

Net income for the year
   ended December 31, 2000                                 --                --                --                --

                                                 ------------      ------------      ------------      ------------

BALANCES AT DECEMBER 31, 2000                       4,318,444         4,318,444                --      $  6,509,267
                                                 ============      ============      ============      ============


                                                                                                        ACCUMULATED
                                                                                                           OTHER
                                                     STOCK                                             COMPREHENSIVE
                                                  SUBSCRIPTION       TREASURY           RETAINED           INCOME,
                                                   RECEIVABLE          STOCK            EARNINGS         NET OF TAX
                                                  ------------      ------------      ------------     -------------

BALANCES AT DECEMBER 31, 1998                     $         --      $    (18,818)     $  3,241,308     $    (11,637)

Issuance of common stock                                    --                --                --               --

Cost of issuance of new stock                               --                --                --               --

Stock options exercised                                (15,000)               --                --               --

Retirement of treasury stock                                --            18,818                --                --


Other comprehensive income:
   Unrealized losses on securities, net
   of reclassification adjustment                           --                --                --            4,846

Net income for the year
   ended December 31, 1999                                  --                --           682,458               --
                                                  ------------      ------------      ------------     ------------

BALANCES AT DECEMBER 31, 1999                     $    (15,000)     $         --      $  3,923,766     $     (6,791)

Other comprehensive income:
   Unrealized losses on securities, net
   of reclassification adjustment                           --                --                --         (198,322)

Net income for the year
   ended December 31, 2000                                  --                --           927,100              --

                                                  ------------      ------------      ------------     ------------

BALANCES AT DECEMBER 31, 2000                     $    (15,000)     $         --      $  4,850,866     $   (205,113)
                                                  ============      ============      ============     ============


                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                       LIFEWAY FOODS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999


                                                                     2000              1999
                                                                 ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   NET INCOME                                                    $    927,100      $    682,458
   Adjustments to reconcile net income to net
     cash flows from operating activities:
       Depreciation and amortization                                  609,520           441,214
       Amortization of discounts on securities                             --            (6,643)
       Gain on sale of marketable securities, net                     (14,800)           (6,621)
       Deferred income taxes                                          149,870            54,147
       (Increase) decrease in operating assets:
         Accounts receivable                                         (215,935)         (118,456)
         Other receivables                                             57,193           (40,993)
         Inventories                                                  (76,052)            7,558
         Prepaid expenses and other assets                                 --            11,772
       Increase (decrease) in operating liabilities:
         Accounts payable                                              37,582           (33,628)
         Accrued expenses                                              49,658            25,737
         Taxes payable                                                 64,554                --
                                                                 ------------      ------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                           1,588,690         1,016,545

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of marketable securities                               (8,807,854)       (1,845,570)
   Sales of marketable securities                                   5,201,892           645,968
   Purchase of property, plant and equipment                       (1,095,942)         (794,386)
                                                                 ------------      ------------
NET CASH USED IN INVESTING ACTIVITIES                              (4,701,904)       (1,993,988)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Repayment of notes payable                                         (90,608)          (96,218)
   Proceeds from issuance of common stock                                  --         5,137,670
   Stock issuance costs                                                    --           (51,501)
                                                                 ------------      ------------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                   (90,608)        4,989,951
                                                                 ------------      ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS               (3,203,822)        4,012,508

Cash and cash equivalents at the beginning of the year              4,640,923           628,415
                                                                 ------------      ------------

CASH AND CASH EQUIVALENTS AT END OF YEAR                         $  1,437,101      $  4,640,923
                                                                 ============      ============


                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                       LIFEWAY FOODS, INC. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999


                                                                          2000             1999
                                                                      ------------     ------------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid for interest                                             $     92,500     $    112,144
                                                                      ============     ============
   Cash paid for income taxes                                         $    319,000     $    376,250
                                                                      ============     ============

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING
   AND FINANCING ACTIVITIES:
     Purchase of automobile by issuing a note payable                 $         --     $     22,000
                                                                      ============     ============
     Issuance of common stock in exchange for note receivable
                                                                      $         --     $     15,000
                                                                      ============     ============


                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                       LIFEWAY FOODS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999


Note 1 - NATURE OF BUSINESS

     Lifeway Foods, Inc. (The "Company") commenced operations in February 1986, and incorporated under the laws of the state of Illinois on May 19, 1986. The Company's principal business activity is the production of dairy products. Specifically, the Company produces Kefir, a drinkable product which is similar to but distinct from yogurt in several flavors sold under the name "Lifeway's Kefir;" a plain farmer's cheese sold under the name "Lifeway's Farmer's Cheese;" a fruit sugar-flavored product similar in consistency to cream cheese sold under the name of "Sweet Kiss;" and a dairy beverage, similar to Kefir, with increased protein and calcium, sold under the name "Basics Plus." The Company also produces several soy-based products and a vegetable-based seasoning under the name "Golden Zesta." The Company currently distributes its products throughout the Chicago metropolitan area through local food stores. In addition, the products are sold throughout the United States and Ontario, Canada. The Company also distributes some of its products internationally by exporting to Eastern Europe. For the years ended December 31, 2000 and 1999, export sales of the Company were approximately $154,000 and $162,000, respectively.

     On September 30, 1992, the Company formed a wholly owned subsidiary, LFI Enterprises, Inc., (LFIE) incorporated in the state of Illinois. LFIE was formed for the purpose of operating a "Russian" theme restaurant and supper club on the property acquired by the Company on October 9, 1992. The restaurant/supper club commenced its operations in late November 1992.

     The majority of the Company's revenues are derived from the sale of the Company's principal products.


Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     A summary of the significant accounting policies applied in the preparation of the accompanying financial statements follows:

         Principles of consolidation

         The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All significant intercompany accounts and transactions have been eliminated.

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

                       LIFEWAY FOODS, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                           DECEMBER 31, 2000 AND 1999


         Cash and cash equivalents

         All highly liquid investments purchased with an original maturity of three months or less are considered to be cash equivalents.

                       LIFEWAY FOODS, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                           DECEMBER 31, 2000 AND 1999


Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

          The Company maintains cash deposits at several institutions located in the greater Chicago, Illinois metropolitan area. Deposits at each institution are insured up to $100,000 by the Federal Deposit Insurance Corporation or the Securities Investor Protector Corporation.

          Balances of amounts reported by financial institutions are categorized as follows at December 31, 2000:

               Amounts insured                                  $    403,780
               Uninsured and uncollateralized amounts              1,037,102
                                                                ------------
               Total bank balances                              $  1,440,882
                                                                ============

          Marketable securities

          Marketable securities are classified as available-for-sale and are stated at market value. Gains and losses related to marketable securities sold are determined by the specific identification method.

          Accounts receivable

          The allowance for doubtful accounts is based on management's evaluation of outstanding accounts receivable at the end of the year. At December 31, 2000, no allowance for doubtful accounts has been made since all receivables were considered collectible.

          Inventories

          Inventories are stated at lower of cost or market, cost being determined by the first-in, first-out method.

          Property, plant, and equipment

          Property, plant, and equipment are stated at the lower of cost or net realizable value. Depreciation is computed using the straight-line method. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts, and any resulting gain or loss is recognized in income for the period. The cost of maintenance and repairs is charged to income as incurred; significant renewals and betterments are capitalized.

          Property, plant, and equipment are being depreciated over the following useful lives:

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

                       LIFEWAY FOODS, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                           DECEMBER 31, 2000 AND 1999


          Intangible asset

               Lifeway Foods had a covenant not to compete, which was fully amortized as of December 31, 2000. This intangible asset was stated at cost and was amortized over ten years using the straight-line method.

                       LIFEWAY FOODS, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                           DECEMBER 31, 2000 AND 1999


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

          Revenue recognition

          Revenue from the sale of products is generally recognized at time of shipment to the customer.

          Advertising costs

          The Company expenses advertising costs as incurred. During 2000 and 1999, $538,472 and $491,751, respectively, were expensed.

          Earnings per common share

          Earnings per common share were computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the year. For the years ended December 31, 2000 and 1999, diluted and basic earnings per share were the same.

          Newly issued accounting standards

          In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement requires the recognition of the fair value of derivatives as either assets or liabilities. The statement is effective for fiscal years beginning after June 15, 2000. It is anticipated that the adoption of the provisions of this statement will not have a material effect on the financial statements of the Company.

Note 3 - MARKETABLE SECURITIES

          The cost and fair value of marketable securities available for sale at December 31, 2000 follow:

                                                                 Unrealized        Unrealized          Fair
                                                   Cost             Gains            Losses            Value
                                                ------------     ------------     ------------      ------------
          Equities                              $  2,685,816     $     43,503     $   (406,417)     $  2,322,902
          Government agency
            obligations, maturing
            within one year                        2,499,146           37,049           (8,740)        2,527,455
                                                ------------     ------------     ------------      ------------
          Total                                 $  5,184,962     $     80,552     $   (415,157)     $  4,850,357
                                                ============     ============     ============      ============

                       LIFEWAY FOODS, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                           DECEMBER 31, 2000 AND 1999


Note 3 - MARKETABLE SECURITIES - Continued

     Proceeds from the sale of marketable securities were $5,201,892 and $645,968 in 2000 and 1999, respectively. Net gains of $14,800 and $6,621 were realized on those sales.

Note 4 - INVENTORIES

     Inventories consisted of the following at December 31, 2000:

          Raw materials                         $  175,247
          Production supplies                      253,066
          Finished goods                           491,698
                                                ----------
          Total                                 $  920,011
                                                ==========

Note 5 - PROPERTY, PLANT, AND EQUIPMENT

     Property, plant, and equipment consisted of the following at December 31, 2000:

          Land                                  $  658,400
          Buildings and improvements             2,637,044
          Machinery and equipment                4,080,381
          Vehicles                                 273,580
          Office equipment                          71,572
                                                ----------
          Total                                 $7,720,977
                                                ==========

          Depreciation charged to income was $604,520 and $436,214 in 2000 and 1999, respectively.

Note 6 - NOTES PAYABLE

          Mortgage note payable, First National Bank of Morton Grove, payable in monthly installments of $1,767, including interest at 7.25%, with a balloon payment of $139,838 due November 2003. Collateralized by real
          estate.                                                                    $    165,830

          Mortgage note payable, American National Bank and Trust Company of
          Chicago, payable in monthly installments of $3,161 including interest at 7.25%, with a balloon payment of $343,151 due August 2003.
          Collateralized by real estate.                                                  377,713

          Mortgage note payable, American National Bank and Trust Company of
          Chicago, payable in monthly installments of principal of $5,109 plus interest at 8.05%, with a balloon payment of $618,214 due November
          2001. Collateralized by real estate.                                            674,413

          Note payable, Ford Motor Credit, payable in monthly installments of
          $540, including interest at 1.9%, due October 2001. Collateralized by
          a vehicle.                                                                        5,350

          Note payable, First National Bank of Morton Grove, payable in monthly installments of $532, including interest at 7.5%, due December 2002.
          Collateralized by a vehicle.                                                     11,871
                                                                                     ------------

          Subtotal                                                                      1,235,177
          Less current maturities                                                         705,855
                                                                                     ------------
          Total                                                                      $    529,322
                                                                                     ============

                       LIFEWAY FOODS, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                           DECEMBER 31, 2000 AND 1999


Note 6 - NOTES PAYABLE - Continued

     Maturities of notes payable are as follows:

          Year ending December 31,
                          2001                  $    705,855
                          2002                        28,121
                          2003                       501,201
                                                ------------
                          Total                 $  1,235,177
                                                ============

Note 7 - PROVISION FOR INCOME TAXES

     The provision for income taxes consisted of:

                                                    2000             1999
                                                ------------     ------------
          Current:
             Federal                            $    297,416     $    274,263
             State                                    79,004           58,914
                                                ------------     ------------
          Total current                              376,420          333,177

          Deferred:
             Federal                                 121,987           39,691
             State                                    27,883           14,456
                                                ------------     ------------
          Provision for income taxes            $    526,290     $    387,324
                                                ============     ============

     A reconciliation of the provision for income taxes and the income tax computed at the federal statutory rate is as follows:

                                                      2000              1999
                                                  ------------      ------------
          Federal income tax expense computed
             at the statutory rate                $    494,153      $    337,635
          State taxes, expense                         104,354            76,739
          Permanent book/tax differences               (72,217)          (27,050)
                                                  ------------      ------------
           Provision for income taxes             $    526,290      $    387,324
                                                  ============      ============

     Amounts for deferred tax assets and liabilities as of December 31, 2000 were are as follows:

          Non-current deferred tax liabilities arising from:
             Temporary differences - principally
                 Book/tax, accumulated depreciation                   $    375,558

          Current deferred tax assets arising from:
                 Book/tax, allowance for unrealized losses                 111,550
                 Book/tax, inventories                                      55,110
                                                                      ------------
          Total deferred tax assets                                        166,660
                                                                      ------------
          Net deferred tax liability                                  $    208,898
                                                                      ============

                       LIFEWAY FOODS, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                           DECEMBER 31, 2000 AND 1999


Note 8 - CUSTOMERS AND CREDIT CONCENTRATIONS

     Concentrations of credit with regard to trade accounts receivable, which are uncollateralized, and sales are limited due to the fact that the Company's customers are spread across different geographic areas. The customers are concentrated in the retail food industry. In 2000 and 1999, no customers comprised over 10% of sales.

Note 9 - INTANGIBLE ASSET

     As of December 31, 2000, the Company had the following intangible asset:

          Covenant not to compete               $     50,000
          Less accumulated amortization               50,000
                                                ------------
          Intangible asset, net                 $         --
                                                ============

     Total amortization charged against income for both of the years ended December 31, 2000 and 1999 was $5,000.

Note 10 - STOCK OPTION PLANS

     The Company has a registration statement filed with the Securities and Exchange Commission in connection with a Consulting Service Compensation Plan covering up to 300,000 of the Company's common stock shares. Pursuant to the Plan, the Company may issue common stock or options to purchase common stock to certain consultants, service providers, and employees of the Company. There were 234,300 shares available for issuance under the Plan at December 31, 2000 and 1999.

     The option price, number of shares, grant date, and vesting terms are determined at the discretion of the Company's Board of Directors.

     As of December 31, 2000 and 1999, there were no stock options outstanding or exercisable.

Note 11 - FAIR VALUE OF FINANCIAL INSTRUMENTS

     The estimated fair values of the Company's financial instruments, none of which are held for trading purposes, are as follows at December 31, 2000:

                                                  Carrying          Fair
                                                   Amount           Value
                                                ------------     ------------
          Cash and cash equivalents             $  1,437,101     $  1,437,101
                                                ============     ============
          Marketable securities                 $  4,850,357     $  4,850,357
                                                ============     ============
          Notes payable                         $  1,235,177     $  1,194,754
                                                ============     ============

     The carrying values of cash and cash equivalents, and marketable securities approximate fair values. The fair value of the notes payable is based on the discounted value of contractual cash flows. The discount rate is estimated using the rates currently offered for debt with similar maturities.

                       LIFEWAY FOODS, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                           DECEMBER 31, 2000 AND 1999


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

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Directors. The information regarding the Company's directors and certain other information required by this Item is incorporated by reference to the Company's Proxy Statement.

Executive Officers. The executive officers of the Company are as follows:

Name                                  Age        Position                                             Officer Since
----                                  ---        --------                                             -------------

Michael Smolyansky                    53         CEO, CFO, President and Treasurer                        1986
Valeriy Nikolenko                     55         Vice President-Production and Secretary                  1993

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

Compliance With Section 16(a) of the Securities Exchange Act of 1934

         The information required by this Item regarding compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference to the Registrant's Proxy Statement.

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

Exhibits

Exhibit
Number            Description

3.4               Bylaws, as amended. (Incorporated by reference to Exhibit No.
                  3.4 of the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999, and filed on March 29, 2000.)

3.5               Articles of Incorporation, as amended and currently in effect.
                  (Incorporated by reference to Exhibit 3.5 of the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 2000 and filed on August 8, 2000.)

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

21.2 List of Subsidiaries of the Registrant. (Incorporated by reference to Exhibit 21.2 of the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998 and filed on March 31, 1999.)

Reports on Form 8-K

         The Company did not file any Current Reports on Form 8-K during the quarter ended December 31, 2000.

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

                                Date: March 28, 2001

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

                                Date: March 28, 2001



                                By   /s/ Pol Sikar
                                  ---------------------------------------------
                                   Pol Sikar, Director

                                Date: March 28, 2001



                                By   /s/ Rick D. Salm
                                  ---------------------------------------------
                                   Rick D. Salm, Director

                                Date: March 28, 2001