Form 10QSB
period 2001-03-31
LIFEWAY FOODS INC
filed 2001-05-15
CIK 814586

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

       [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2001

       [ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

               For the transition period from             to
                                             -------------  -------------

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

                                 (847) 967-1010
                           --------------------------
                           (issuer's telephone number)

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: AS OF MAY 1, 2001, THE ISSUER HAD 4,318,444 SHARES OF COMMON STOCK, NO PAR VALUE, OUTSTANDING.

Transitional Small Business Disclosure Format (Check one):    Yes [ ]  No [X]

                                      INDEX



PART I - FINANCIAL INFORMATION                                                                   PAGE
                                                                                                 ----
ITEM 1.  FINANCIAL STATEMENTS.

         Lifeway Foods, Inc. and Subsidiary
         March 31, 2001 and 2000, and
         December 31, 2000                                                                       F-1

                  Consolidated Balance Sheets
                  December 31, 2000 and
                  March 31, 2001 and 2000 (unaudited)                                          F-2 - F-3

                  Consolidated Statements of Income and
                  Comprehensive Income
                  for the year ended December 31, 2000 and
                  for the three months ended March 31, 2001 and 2000 (unaudited)                  F-4

                  Consolidated Statements of Changes in Stockholders' Equity
                  for the year ended December 31, 2000 and
                  for the three months ended March 31, 2001 (unaudited)                           F-5

                  Consolidated Statements of Cash Flows
                  for the year ended December 31, 2000 and
                  for the three months ended March 31, 2001 and 2000 (unaudited)               F-6 - F-7

                  Notes to Financial Statements (unaudited)                                   F-8 - F-15


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITIONS AND RESULTS OF OPERATIONS                                                 2


PART II - OTHER INFORMATION                                                                        3


SIGNATURES                                                                                         4

                         PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS.








                       LIFEWAY FOODS, INC. AND SUBSIDIARY
                              FINANCIAL STATEMENTS
                  MARCH 31, 2001 AND 2000 AND DECEMBER 31, 2000










               See Accompanying Notes to the Financial Statements.

                       LIFEWAY FOODS, INC. AND SUBSIDIARY
                           Consolidated Balance Sheets
                  March 31, 2001 and 2000 and December 31, 2000

                                                                           (UNAUDITED)
                                                                             MARCH 31,
                                                                    ---------------------------   DECEMBER 31,
                                                                        2001           2000           2000
                                                                    ------------   ------------   ------------
                                                   ASSETS

CURRENT ASSETS

   Cash and cash equivalents                                        $  1,832,127   $  4,529,310   $  1,437,101
   Marketable securities                                               4,279,098      1,561,606      4,850,357
   Accounts receivable, net of allowance for doubtful
     accounts of  $ 0 at March 31, 2001 and 2000 and
     December 31, 2000                                                 1,437,486      1,138,904      1,181,660
   Other receivables                                                       5,434         14,200              0
   Inventories                                                           794,740        888,959        920,011
   Deferred income taxes                                                 169,138         52,362        166,660
                                                                    ------------   ------------   ------------

   TOTAL CURRENT ASSETS                                                8,518,023      8,185,341      8,555,789

PROPERTY AND EQUIPMENT

   Land                                                                  658,400        658,400        658,400
   Buildings, machinery and equipment                                  7,251,033      6,215,055      7,062,577
                                                                    ------------   ------------   ------------
   Total property and equipment                                        7,909,433      6,873,455      7,720,977
   Less:  accumulated depreciation                                     2,881,333      2,250,897      2,701,362
                                                                    ------------   ------------   ------------

   PROPERTY AND EQUIPMENT, NET                                         5,028,100      4,622,558      5,019,615

OTHER ASSETS

   INTANGIBLE ASSETS, NET                                                      0          3,750              0
                                                                    ------------   ------------   ------------

TOTAL ASSETS                                                        $ 13,546,123   $ 12,811,649   $ 13,575,404
                                                                    ============   ============   ============


               See Accompanying Notes to the Financial Statements.

                       LIFEWAY FOODS, INC. AND SUBSIDIARY
                           Consolidated Balance Sheets
                  March 31, 2001 and 2000 and December 31, 2000


                                                                            (UNAUDITED)
                                                                              MARCH 31,
                                                                    ----------------------------    DECEMBER 31,
                                                                        2001            2000            2000
                                                                    ------------    ------------    ------------
                                LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

   Current maturities of notes payable                              $    688,141    $     99,420    $    705,855
   Accounts payable                                                      594,300         499,968         517,625
   Accrued expenses                                                      174,831         173,212         242,470
   Taxes payable                                                          93,171               0          64,554
                                                                    ------------    ------------    ------------

   TOTAL CURRENT LIABILITIES                                           1,550,443         772,500       1,530,504

LONG-TERM LIABILITIES                                                    522,843       1,208,783         529,322

DEFERRED INCOME TAXES                                                    381,962         247,673         375,558

STOCKHOLDERS' EQUITY

   Common stock                                                        6,509,267       6,509,267       6,509,267
   Retained earnings                                                   5,179,579       4,112,632       4,850,866
   Accumulated other comprehensive income, net of tax                   (582,971)        (24,306)       (205,113)
    Stock subscription receivable                                        (15,000)        (15,000)        (15,000)
                                                                    ------------    ------------    ------------

   TOTAL STOCKHOLDERS' EQUITY                                         11,090,875      10,582,593      11,140,020
                                                                    ------------    ------------    ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $ 13,546,123    $ 12,811,649    $ 13,575,404
                                                                    ============    ============    ============


               See Accompanying Notes to the Financial Statements.

                       LIFEWAY FOODS, INC. AND SUBSIDIARY
           Consolidated Statements of Income and Comprehensive Income
             For the Three Months Ended March 31, 2001 and 2000 and
                      For the Year Ended December 31, 2000

                                                        (UNAUDITED)
                                                FOR THE THREE MONTHS ENDED       FOR THE
                                                        MARCH 31,               YEAR ENDED
                                               ----------------------------    DECEMBER 31,
                                                   2001            2000            2000
                                               ------------    ------------    ------------
SALES                                          $  2,636,440    $  2,272,786    $  9,176,739

Cost of goods sold                                1,547,227       1,136,756       5,307,681
                                               ------------    ------------    ------------

GROSS PROFIT                                      1,089,213       1,136,030       3,869,058

Operating expenses                                  657,219         909,618       2,706,955
                                               ------------    ------------    ------------

INCOME FROM OPERATIONS                              431,994         226,412       1,162,103

Other income (expense):
   Interest/dividend income                          71,972          25,661         368,987
   Interest expense                                 (24,888)        (25,433)        (92,500)
   Gain on sale of
     marketable securities                           84,984          81,626          14,800
                                               ------------    ------------    ------------
   Total other income (expense)                     132,068          81,854         291,287
                                               ------------    ------------    ------------

INCOME BEFORE INCOME TAXES                          564,062         308,266       1,453,390

Provision for income taxes                          235,349         119,400         526,290
                                               ------------    ------------    ------------

NET INCOME                                     $    328,713    $    188,866    $    927,100
                                               ============    ============    ============

Earnings per share                             $        .08    $        .04    $        .21
                                               ============    ============    ============

WEIGHTED AVERAGE SHARES OUTSTANDING               4,318,444       4,318,444       4,318,444
                                               ============    ============    ============


COMPREHENSIVE INCOME (LOSS);

NET INCOME (LOSS)                              $    328,713    $    188,866    $    927,100

OTHER COMPREHENSIVE INCOME, NET OF TAX:
   UNREALIZED LOSSES ON SECURITIES
     (NET OF TAX BENEFIT)                          (389,698)        (24,306)       (205,113)
   LESS: RECLASSIFICATION ADJUSTMENT
   FOR LOSSES INCLUDED IN NET INCOME                 11,840           6,791           6,791
                                               ------------    ------------    ------------

COMPREHENSIVE INCOME (LOSS)                    $    (49,145)   $    171,351    $    728,778
                                               ============    ============    ============


               See Accompanying Notes to the Financial Statements.

                       LIFEWAY FOODS, INC. AND SUBSIDIARY
           Consolidated Statements of Changes In Stockholder's Equity
                  For the Three Months Ended March 31, 2001 and
                      For the Year Ended December 31, 2000


                                      COMMON STOCK, NO PAR VALUE
                                     10,000,000 SHARES AUTHORIZED
                                     ----------------------------
                                                  # OF                                        ACCUMULATED
                                                 SHARES                                         OTHER            STOCK
                                               Issued and       Common          Retained     Comprehensive    Subscription
                                               Outstanding       Stock          Earnings         Income        Receivable
                                               -----------   -------------   -------------   -------------   -------------
BALANCES AT DECEMBER 31, 1999                    4,318,444   $   6,509,267   $   3,923,766   $      (6,791)  $     (15,000)

Other comprehensive income:
    Unrealized losses on securities, net
    of reclassification adjustment                       0               0               0        (198,322)              0

Net income for the
   Year ended December 31, 2000                          0               0         927,100               0               0
                                               -----------   -------------   -------------   -------------   -------------
BALANCES AT DECEMBER 31, 2000
                                                 4,318,444       6,509,267       4,850,866        (205,113)        (15,000)

Other comprehensive income:
    Unrealized losses on securities, net
    of reclassification adjustment                       0               0               0        (377,858)              0

Net income for the
   Three months ended March 31, 2000                     0               0         328,713               0               0
                                               -----------   -------------   -------------   -------------   -------------
BALANCES AT MARCH 31, 2000
                                                 4,318,444   $   6,509,267   $   5,179,579   $    (582,971)  $     (15,000)
                                               ===========   =============   =============   =============   =============



               See Accompanying Notes to the Financial Statements.

                       LIFEWAY FOODS, INC. AND SUBSIDIARY
                      Consolidated Statements of Cash Flows
             For the Three Months Ended March 31, 2001 and 2000 and
                      For the Year Ended December 31, 2000

                                                                             (UNAUDITED)
                                                                     FOR THE THREE MONTHS ENDED          FOR THE
                                                                              MARCH 31,                YEAR ENDED
                                                                  -------------------------------     DECEMBER 31,
                                                                       2001               2000            2000
                                                                  --------------    -------------    --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   NET INCOME                                                     $      328,713    $     188,866    $      927,100

   Adjustments to reconcile net income to net
     cash flows from operating activities:
       Depreciation and amortization                                     179,971          155,305           609,520
       Realized gain on sale of marketable securities                    (84,984)         (81,626)          (14,800)
       Deferred income taxes                                               3,926                0           149,870

       (Increase) decrease in operating assets:
         Accounts receivable                                            (255,826)        (173,179)         (215,935)
         Other receivables                                                (5,434)          42,993            57,193
         Inventories                                                     125,271           45,000           (76,052)

       Increase (decrease) in operating liabilities:
         Accounts payable                                                 76,675           19,925            37,582
         Accrued expenses                                                (67,639)         (19,600)           49,658
         Taxes payable                                                    28,617                0            64,554
                                                                  --------------    -------------    --------------

NET CASH PROVIDED BY OPERATING ACTIVITIES                                329,290          177,684         1,588,690

Cash flows from investing activities:
   Purchase of marketable securities                                  (4,017,334)      (1,974,261)       (8,807,854)
   Sale of marketable securities                                       4,295,719        1,950,966         5,201,892
   Purchase of property and equipment                                   (188,456)        (248,420)       (1,095,942)
                                                                  --------------    -------------    --------------

Net cash provided by (used in) investing activities                       89,929         (271,715)       (4,701,904)

Cash flows from financing activities:
   Repayment of notes payable                                            (24,193)         (17,582)          (90,608)
                                                                  --------------    -------------    --------------

Net cash used in financing activities                                    (24,193)         (17,582)          (90,608)
                                                                  --------------    -------------    --------------

Net increase (decrease) in cash and cash equivalents                     395,026         (111,613)       (3,203,822)

Cash and cash equivalents at beginning of period                       1,437,101        4,640,923         4,640,923
                                                                  --------------    -------------      ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                        $    1,832,127    $   4,529,310       $ 1,437,101
                                                                  ==============    =============       ===========


               See Accompanying Notes to the Financial Statements.

                       LIFEWAY FOODS, INC. AND SUBSIDIARY
                      Consolidated Statements of Cash Flows
             For the Three Months Ended March 31, 2001 and 2000 and
                      For the Year Ended December 31, 2000

                                                                             (UNAUDITED)
                                                                     FOR THE THREE MONTHS ENDED          FOR THE
                                                                              MARCH 31,                YEAR ENDED
                                                                  -------------------------------     DECEMBER 31,
                                                                       2001               2000            2000
                                                                  --------------    -------------    --------------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid for interest                                         $       24,888    $      25,433    $       92,500
                                                                  ==============    =============    ==============
   Cash paid for income taxes                                     $      175,500    $     109,000    $      319,000
                                                                  ==============    =============    ==============





               See Accompanying Notes to the Financial Statements.

                       LIFEWAY FOODS, INC. AND SUBSIDIARY
                        Notes to the Financial Statements
                  March 31, 2001 and 2000 and December 31, 2000


NOTE 1 - NATURE OF BUSINESS

     Lifeway Foods, Inc. (The "Company") commenced operations in February 1986 and incorporated under the laws of the state of Illinois on May 19, 1986. The Company's principal business activity is the production of dairy products. Specifically, the Company produces Kefir, a drinkable product which is similar to but distinct from yogurt in several flavors sold under the name "Lifeway's Kefir;" a plain farmer's cheese sold under the name "Lifeway's Farmers Cheese;" a fruit sugar-flavored product similar in consistency to cream cheese sold under the name of "Sweet Kiss;" and a new dairy beverage, similar to Kefir, with increased protein and calcium, sold under the name "Basics Plus." The Company also produces several soy-based products under the name "Soy Treat" and a vegetable-based seasoning under the name "Golden Zesta." The Company currently distributes its products throughout the Chicago Metropolitan area through local food stores. In addition, the products are sold throughout the United States and Ontario, Canada. The Company also distributes some of its products internationally by exporting to Eastern Europe. For the years ended December 31, 2000 and the three months ended March 31, 2001 and 2000 export sales of the Company were approximately $154,000, $31,796 and $40,500 respectively.

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

                       LIFEWAY FOODS, INC. AND SUBSIDIARY
                        Notes to the Financial Statements
                  March 31, 2001 and 2000 and December 31, 2000


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         The Company maintains cash deposits at several institutions located in the greater Chicago, Illinois metropolitan area. Deposits at each institution are insured up to $100,000 by the Federal Deposit Insurance Corporation or the Securities Investor Protector Corporation.

         Bank balances of amounts reported by financial institutions are categorized as follows at March 31, 2000:

              Amounts insured                                $    506,394
              Uninsured and uncollateralized amounts            1,325,733
                                                             ------------
              Total bank balances                            $  1,832,127
                                                             ============

         Marketable securities

         Marketable securities are classified as available-for-sale and are stated at market value. Gains and losses related to marketable securities sold are determined by the specific identification method.

         Accounts receivable

         The allowance for doubtful accounts is based on management's evaluation of outstanding accounts receivable at the end of the year. At December 31, 2000 and March 31, 2001 and 2000, no allowance for doubtful accounts has been made since all receivables were considered collectible.

         Inventories

         Inventories are stated at lower of cost or market, cost being determined by the first-in, first-out method.

         Property and equipment

         Property and equipment are stated at lower of cost or net realizable value. Depreciation is computed using the straight-line method. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts, and any resulting gain or loss is recognized in income for the period. The cost of maintenance and repairs is charged to income as incurred; significant renewals and betterments are capitalized.

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

                       LIFEWAY FOODS, INC. AND SUBSIDIARY
                        Notes to the Financial Statements
                  March 31, 2001 and 2000 and December 31, 2000


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     Intangible asset

     Lifeway Foods had a covenant not to compete, which was stated at cost and was amortized over ten years using the straight-line method. This covenant not to compete was fully amortized at December 31, 2000.

     Income taxes

     Deferred income taxes arise from temporary differences resulting from income and expense items reported for financial accounting and tax purposes in different periods. Deferred taxes are classified as current or non-current, depending on the classification of the assets and liabilities to which they relate. Deferred taxes arising from temporary differences that are not related to an asset or liability are classified as current or non-current depending on the periods in which the temporary differences are expected to reverse.

     The principal sources of temporary differences are different depreciation methods for financial statement and tax purposes, unrealized gains or losses related to marketable securities and capitalization of indirect costs for tax purposes.

     Advertising costs

     The Company expenses advertising costs as incurred. During the 2000 and for the three months ended March 31, 2001, $538,472 and $87,801, respectively, were expensed.

     Earning per common share

     Earnings per common share were computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the year. For the three months ended March 31, 2001 and 2000, and for the year ended December 31, 2000, diluted and basic earnings per share were the same, as the effect of dilutive securities options outstanding was not significant.


NOTE 3 - MARKETABLE SECURITIES

     The cost and fair value of marketable securities available for sale at March 31, 2001 follows:

                                                            Unrealized     Unrealized       Fair
                                                Cost          Gains          Losses         Value
                                             -----------    ----------     ----------    -----------
     Equities and Mutual Funds               $ 5,121,965    $   42,227     $ (708,627)   $ 4,455,565
     Options                                     (86,900)        2,063        (91,630)      (176,467)
                                             -----------    ----------     ----------    -----------
     Total                                   $ 5,035,065    $   44,290     $ (800,257)   $ 4,279,098
                                             -----------    ----------     ----------    -----------

     Proceeds from the sale of marketable securities were $5,201,892 and $4,295,719 for the year ended December 31, 2000 and for the three months ended March 31, 2001 respectively.

     Net gains of $14,800 and $84,984 were realized on these sales in the periods ended December 31, 2000 and March 31, 2001, respectively

                       LIFEWAY FOODS, INC. AND SUBSIDIARY
                        Notes to the Financial Statements
                  March 31, 2001 and 2000 and December 31, 2000


NOTE 4 - INVENTORIES

     Inventories consisted of the following:

                                      (Unaudited)
                                       March 31,
                                -----------------------   December 31,
                                   2001         2000          2000
                                ----------   ----------   ------------
Finished goods                  $  425,876   $  435,328   $    491,698
Production supplies                217,303      233,283        253,066
Raw materials                      151,561      220,348        175,247
                                ----------   ----------   ------------
                                $  794,740   $  888,959   $    920,011
                                ==========   ==========   ============


NOTE 5 - PROPERTY AND EQUIPMENT

     Property and equipment consisted of the following:

                                      (Unaudited)
                                       March 31,
                                -----------------------   December 31,
                                   2001         2000          2000
                                ----------   ----------   ------------
Land                            $  658,400   $  658,400   $    658,400
Buildings and improvements       2,646,809    2,538,942      2,637,044
Machinery and equipment          4,259,112    3,382,138      4,080,381
Vehicles                           273,580      222,443        273,580
Office equipment                    71,532       71,532         71,572
                                ----------   ----------   ------------
                                $7,909,433   $6,873,455   $  7,720,977
                                ==========   ==========   ============

     Depreciation charged to income for the three months ended March 31, 2001 and 2000 was $179,971 and $154,055 respectively, and $604,520 for the year ended December 31, 2000.

                       LIFEWAY FOODS, INC. AND SUBSIDIARY
                        Notes to the Financial Statements
                  March 31, 2001 and 2000 and December 31, 2000


NOTE 6 - NOTES PAYABLE

                                                                   (Unaudited)
                                                                     March 31,
                                                            --------------------------     December 31,
                                                               2001            2000            2000
                                                            ----------      ----------     ------------
Mortgage note payable, 1st National Bank of
Morton Grove, payable in monthly installments
of $1,767, including interest at 7.25%, with
a balloon payment of $139,838 due November 2003.
Collateralized by real estate.                              $  163,514      $  172,518     $    165,830

Mortgage note payable, American National Bank and
Trust Company of Chicago, payable in monthly
installments of $3,161 including interest at 7.25%,
with a balloon payment of $343,151 due August 2003.
Collateralized by real estate.                                 374,169         384,328          377,713

Mortgage note payable, American National Bank and
Trust Company of Chicago, payable in monthly
installments of principal of $5,109 plus interest at
8.05%, with a balloon payment of $618, 214 due
November 2001. Collateralized by real estate.                  659,086         725,503          674,413

Note payable, Ford Motor credit, payable in monthly
installments of $540, including interest at 1.9%, due
October 2001. Collateralized by vehicle.                         3,731          10,094            5,350

Note payable, 1st National Bank of Morton Grove,
payable in monthly installments of $532, including
interest at 7.5%, due December 2002. Collateralized
by vehicle.                                                     10,484          15,760           11,871
                                                            ----------      ----------     ------------
Total                                                        1,210,984       1,308,203        1,235,177

Less current maturities                                        688,141          99,420          705,855
                                                            ----------      ----------     ------------
Total                                                       $  522,843      $1,208,783     $    529,322
                                                            ==========      ==========     ============

            Year Ending March 31,
            ---------------------
                               2001                   $   688,141
                               2002                        24,360
                               2003                       498,483
                                                      -----------
                               Total                  $ 1,210,984
                                                      ===========

                       LIFEWAY FOODS, INC. AND SUBSIDIARY
                        Notes to the Financial Statements
                  March 31, 2001 and 2000 and December 31, 2000


NOTE 7 - PROVISION FOR INCOME TAXES

     The provision for income taxes consists of the following:

                                            (Unaudited)
                                    For the three months ended       For the
                                             March 31,              Year Ended
                                    --------------------------     December 31,
                                       2001            2000            2000
                                    ----------      ----------     ------------
Current:
   Federal                          $  165,282      $   97,300     $    297,416
   State                                38,835          22,100           79,004
                                    ----------      ----------     ------------
Total current                          204,117         119,400          376,420
Deferred                                31,232               0          149,870
                                    ----------      ----------     ------------
Provision for income taxes          $  235,349      $  119,400     $    526,290
                                    ==========      ==========     ============

A reconciliation of the provision for income taxes and the income tax computed at the statutory rate is as follows:

                                            (Unaudited)
                                    For the three months ended       For the
                                             March 31,              Year Ended
                                    --------------------------     December 31,
                                       2001            2000            2000
                                    ----------      ----------     ------------
Federal income tax expense
  computed at the statutory rate    $  191,781      $   97,300     $    494,153
State taxes, expense                    40,613          22,100          104,354
Permanent book/tax differences           2,955               0          (72,217)
                                    ----------      ----------     ------------
Provision for income taxes          $  235,349      $  119,400     $    526,290
                                    ==========      ==========     ============


     Amounts for deferred tax assets and liabilities as of March 31, 2000 are as follows:

         Non-current deferred tax liabilities arising from:
              Temporary differences - principally
                  Book/tax, accumulated depreciation                        $ 247,673

         Current deferred tax assets arising from:
              Book/tax, allowance for unrealized losses                     $   3,931
              Book/tax, inventory                                              48,431
                                                                            ---------
         Total deferred tax assets                                             52,362
                                                                            ---------

         Net deferred tax liability                                         $ 195,311
                                                                            =========

                       LIFEWAY FOODS, INC. AND SUBSIDIARY
                        Notes to the Financial Statements
                  March 31, 2001 and 2000 and December 31, 2000


NOTE 8 - CUSTOMER AND CREDIT CONCENTRATIONS

     Concentrations of credit with regard to trade accounts receivable, which are uncollateralized, and sales are limited due to the fact the Company's customers are spread across different geographic areas. The customers are concentrated in the retail food industry. During 2000 and for the three months ended March 31, 2001 and 2000, no customers comprised over 10% of sales.


NOTE 9 - INTANGIBLE ASSETS

     Intangible assets consisted of the following:

                                           March 31,    March 31,     Dec. 31,
                                              2001         2000         2000
                                           ----------   ----------   ----------
Covenant Not to Compete                    $   50,000   $   50,000   $   50,000
Less: Accumulated amortization                 50,000       46,250       50,000
                                           ----------   ----------   ----------
                                           $        0   $    3,750   $        0
                                           ==========   ==========   ==========


     Total amortization charged against income for the three months ended March 31, 2001 and 2000 was $0 and $3,750, respectively, and $3,750 for the year ended December 31, 2000.


NOTE 10 - STOCK OPTION PLANS

     The Company has a registration statement filed with the Securities and Exchange Commission in connection with a Consulting Service Compensation Plan covering up to 300,000 of the Company's Common Stock shares. Pursuant to the Plan, the Company may issue common stock or options to purchase common stock to certain consultants, service providers and employees of the Company. There were 234,300 shares available for issuance under the Plan at March 31, 2001.

     The option price, number of shares, grant date and vesting terms are determined at the discretion of the Company's Board of Directors.

     As of March 31, 2001 and 2000 and December 31, 2000, there were no stock options outstanding or exercisable.

                       LIFEWAY FOODS, INC. AND SUBSIDIARY
                        Notes to the Financial Statements
                  March 31, 2001 and 2000 and December 31, 2000



NOTE 11 - FAIR VALUE OF FINANCIAL INSTRUMENTS

     The estimated fair value of the Company's financial instruments, none of which are held for trading purposes, are as follows at March 31, 2001:

                                                           Carrying             Fair
                                                            Amount              Value
                                                          -----------        -----------
              Cash and cash equivalents                   $ 1,832,127        $ 1,832,127
              Marketable securities                         4,279,098          4,279,098
              Notes payable                                 1,210,984          1,189,264

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(1)      Material Changes in Results of Operations

         Sales increased by $363,654, up to $2,636,440 during the three month period ending March 31, 2001, from $2,272,786 during the same three month period in 2000 (a 16% increase). This increase is attributable to increased sales of existing products. Net income increased by $139,847, up to $328,713 for the three month period ending March 31, 2001, from $188,866 during the same three month period in 2000 (a 74% increase).

         Cost of goods sold increased by $410,471, up to $1,547,227 during the three month period ending March 31, 2001, from $1,136,756 during the same three month period in 2000 (a 36% increase). This increase is due to the increase in sales as well as increased costs for freight, raw materials and utilities during the quarter ended March 31, 2001.

         Operating expenses decreased by $252,399, down to $657,219 for the three month period ending March 31, 2001, from $909,618 during the same three month period in 2000 (a 28% decrease). This decrease is primarily attributable to certain non-recurring expenses, such as legal fees and Nasdaq National Market initial listing fees, that were incurred in the prior period.

         Earnings per share for the quarter ended March 31, 2001 were $.08, compared to $.04 for the same quarter of 2000.

(2)      Liquidity and Capital Resources

         As of March 31, 2001, as compared to March 31, 2000, the Company had working capital in the amount of $6,967,580, as compared to $7,412,841, respectively, a decrease of $445,261. This decrease is attributable to an increase in current liabilities, as described below.

         Total current liabilities as of March 31, 2001 was $1,550,443, a $777,943 increase from $772,500 as of March 31, 2000. This increase primarily due to the reclassification of a mortgage note payable due in November 2001 from a long-term liability to a current liability. Likewise, there was a corresponding decrease in long-term liabilities. The Company intends to refinance the note before the maturity date.

         Net property and equipment as of March 31, 2001 was $5,028,100, a $405,542 increase from $4,622,558 as of March 31, 2000. This increase is due to the purchase of $1,035,978 of machinery and equipment, vehicles and building improvements, and is offset by increased depreciation of $630,436.

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

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         There have been no material developments in the pending legal proceeding described in the Company's annual report on Form 10-KSB for the year ended December 31, 2000.

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


                             LIFEWAY FOODS, INC.


                             By:  /s/ Michael Smolyansky
                                ------------------------------------------------
                                   Michael Smolyansky, Chief Executive Officer,
                                   Chief Financial and Accounting Officer,
                                   President, Treasurer and Director

Date:   May 15, 2001