Form 10QSB
period 2001-06-30
LIFEWAY FOODS INC
filed 2001-08-14
CIK 814586

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

         [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001

         [ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE
                  ACT

               For the transition period from ________________ to ______________

               Commission file number: 0-17363

                               LIFEWAY FOODS, INC.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in it charter)

          ILLINOIS                                               36-3442829
-------------------------------                             -------------------
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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of August 7, 2001, the issuer had 4,318,444 shares of common stock, no par value, outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [ ]   No [X]

                                      INDEX


PART I - FINANCIAL INFORMATION                                                                   PAGE

ITEM 1.  FINANCIAL STATEMENTS.                                                                   F-1

         Lifeway Foods, Inc. and Subsidiary
         June 30, 2001 and 2000, and
         December 31, 2000

         Consolidated Balance Sheets -
         December 31, 2000 and June 30, 2001 and 2000 (unaudited)                                 F-2 - F-3

         Consolidated Statements of Income and Comprehensive Income
         For the year ended December 31, 2000 and
         for the three and six months ended June 30, 2001 and 2000 (unaudited)                    F-4

         Consolidated Statements of Changes in Stockholders' Equity - For the
         year ended December 31, 2000 and
         for the six months ended June 30, 2001 (unaudited)                                       F-5

         Consolidated Statements of Cash Flows -
         For the year ended December 31, 2000 and
         for the six months ended June 30, 2001 and 2000 (unaudited)                              F-6 - F-7

         Notes to Consolidated Financial Statements -
         December 31, 2000 and June 30, 2001 and 2000 (unaudited)                                 F-8 - F15


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITIONS AND RESULTS OF OPERATIONS                                                     2

PART II - OTHER INFORMATION                                                                       4

SIGNATURES                                                                                        6

                         PART I - FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS.




                       LIFEWAY FOODS, INC. AND SUBSIDIARY
                              FINANCIAL STATEMENTS
                             JUNE 30, 2001 AND 2000
                             AND DECEMBER 31, 2000

                       LIFEWAY FOODS, INC. AND SUBSIDIARY
                           Consolidated Balance Sheets
                  June 30, 2001 and 2000 and December 31, 2000



                                     ASSETS


                                                                 (Unaudited)      (Unaudited)
                                                                 ------------     ------------
                                                                   June 30,         June 30,       December 31,
                                                                     2001             2000             2000
                                                                 ------------     ------------     ------------
Current assets:
     Cash and cash equivalents                                   $    918,047     $  5,158,230     $  1,437,101
     Marketable securities                                          5,453,660          882,273        4,850,357
     Accounts receivable, net of allowance for doubtful
         accounts of $0 at June 30, 2001 and 2000 and
         December 31, 2000                                          1,314,523        1,138,834        1,181,660
     Other receivables                                                 22,715           18,200                0
     Inventories                                                      924,458          713,959          920,011
     Deferred income taxes                                            132,509           27,362          166,660
                                                                 ------------     ------------     ------------

         Total current assets                                       8,765,912        7,938,858        8,555,789
                                                                 ------------     ------------     ------------

Property and equipment:
     Land                                                             658,400          658,400          658,400
     Buildings, machinery and equipment                             7,428,212        6,548,575        7,062,577
                                                                 ------------     ------------     ------------
        Total property and equipment                                8,086,612        7,206,975        7,720,977
        Less:  accumulated depreciation                             3,078,327        2,404,952        2,701,362
                                                                 ------------     ------------     ------------

         Property and equipment, net                                5,008,285        4,802,023        5,019,615
                                                                 ------------     ------------     ------------

Other assets:
     Intangible assets                                                      0            2,500                0
                                                                 ------------     ------------     ------------

         Total other assets                                                 0            2,500                0
                                                                 ------------     ------------     ------------


Total assets                                                     $ 13,774,197     $ 12,743,381     $ 13,575,404
                                                                 ============     ============     ============



                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                       LIFEWAY FOODS, INC. AND SUBSIDIARY
                          Consolidated Balance Sheets
                  June 30, 2001 and 2000 and December 31, 2000


                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                 (Unaudited)       (Unaudited)
                                                                 ------------      ------------
                                                                   June 30,          June 30,        December 31,
                                                                     2001              2000              2000
                                                                 ------------      ------------      ------------
Current liabilities:
     Current maturities of notes payable                         $    667,011      $     93,031      $    705,855
     Accounts payable                                                 576,769           391,214           517,625
     Accrued expenses                                                 191,969           149,616           242,470
     Taxes payable                                                    124,065                 0            64,554
                                                                 ------------      ------------      ------------

         Total current liabilities                                  1,559,814           633,861         1,530,504
                                                                 ------------      ------------      ------------


Long-term liabilities                                                 516,536         1,188,013           529,322


Deferred income taxes                                                 382,852           263,673           375,558


Stockholders' equity:
     Common stock                                                   6,509,267         6,509,267         6,509,267
     Retained earnings                                              5,411,822         4,296,922         4,850,866
     Accumulated other comprehensive income, net of tax              (591,094)         (133,355)         (205,113)
     Stock subscription receivable                                    (15,000)          (15,000)          (15,000)

         Total stockholders' equity                                11,314,995        10,657,834        11,140,020
                                                                 ------------      ------------      ------------



Total liabilities and stockholders' equity                       $ 13,774,197      $ 12,743,381      $ 13,575,404
                                                                 ============      ============      ============



                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                       LIFEWAY FOODS, INC. AND SUBSIDIARY
           Consolidated Statements of Income and Comprehensive Income
For the Three Months Ended June 30, 2001 and 2000 and Six Months Ended June 30,
             2001 and 2000 and For the Year Ended December 31, 2000


                                                        (Unaudited)                     (Unaudited)                 For the Year
                                               ------------------------------    ------------------------------         Ended
                                                     Three Months Ended                 Six Months Ended            December 31,
                                               June 30, 2001    June 30, 2000    June 30, 2001    June 30, 2000         2000
                                               -------------    -------------    -------------    -------------     ------------

Sales                                           $  2,749,719     $  2,287,222     $  5,382,418     $  4,560,008     $  9,176,739

Cost of goods sold                                 1,644,786        1,288,341        3,192,013        2,425,097        5,307,681
                                                ------------     ------------     ------------     ------------     ------------

Gross profit                                       1,104,933          998,881        2,190,405        2,134,911        3,869,058

Operating expenses                                   773,467          882,750        1,426,945        1,792,368        2,706,955
                                                ------------     ------------     ------------     ------------     ------------

Income from operations                               331,466          116,131          763,460          342,543        1,162,103
                                                ------------     ------------     ------------     ------------     ------------

Other income (expense):
     Interest/dividend income                         50,719           85,594          122,690          111,255          368,987
     Interest expense                                (29,530)         (20,953)         (54,417)         (46,386)         (92,500)
     Gain on sale of marketable securities            28,651          120,006          113,635          201,632           14,800
                                                ------------     ------------     ------------     ------------     ------------
         Total other income (expense)                 49,840          184,647          181,908          266,501          291,287
                                                ------------     ------------     ------------     ------------     ------------

Income before income taxes                           381,306          300,778          945,368          609,044        1,453,390

Provision for income taxes                           149,063          116,488          384,412          235,888          526,290
                                                ------------     ------------     ------------     ------------     ------------

Net income                                      $    232,243     $    184,290     $    560,956     $    373,156     $    927,100
                                                ============     ============     ============     ============     ============

Earnings per share                              $       0.05     $       0.04     $       0.13     $       0.09     $       0.21
                                                ============     ============     ============     ============     ============

Weighted average shares outstanding             $  4,318,444     $  4,318,444     $  4,318,444     $  4,318,444     $  4,318,444
                                                ============     ============     ============     ============     ============

COMPREHENSIVE INCOME (LOSS):

Net income                                      $    232,243     $    184,290     $    560,956     $    373,156     $    927,100

Other comprehensive income, net of tax:
     Unrealized losses on securities
         (net of tax benefit)                         (8,123)        (109,048)        (374,141)        (133,355)        (205,113)
     Less:  reclassification adjustment
         for losses included in net income                 0                0           11,840            6,791            6,791
                                                ------------     ------------     ------------     ------------     ------------

Comprehensive income                            $    224,120     $     75,242     $    198,655     $    246,592     $    728,778
                                                ============     ============     ============     ============     ============



                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                       LIFEWAY FOODS, INC. AND SUBSIDIARY
           Consolidated Statements of Changes In Stockholders' Equity
                   For the Six Months Ended June 30, 2001 and
                      For the Year Ended December 31, 2000

                               COMMON STOCK, NO PAR VALUE
                              10,000,000 SHARES AUTHORIZED
                              ----------------------------
                                                                                       ACCUMULATED
                                                                                          OTHER             STOCK
                                   # OF SHARES         COMMON           RETAINED      COMPREHENSIVE      SUBSCRIPTION
                                      ISSUED            STOCK           EARNINGS          INCOME          RECEIVABLE
                                   ------------      ------------     ------------    -------------      ------------
BALANCES AT
DECEMBER 31, 1999                     4,318,444      $  6,509,267     $  3,923,766     $     (6,791)     $    (15,000)

Issuance of common
  Stock

Cost of issuance of
  new stock

Stock options
  Exercised

Retirement of
  treasury stock

Other comprehensive
  income:
   Unrealized losses
    on securities,  net
    of reclassification
    adjustment                                                                             (198,322)

Net income for the
  Twelve months ended
   December 31, 2000                                                       927,100
                                   ------------      ------------     ------------     ------------      ------------



BALANCES AT
DECEMBER 31, 2000                     4,318,444         6,509,267        4,850,866         (205,113)          (15,000)

Other comprehensive
  income:
   Unrealized losses
    on securities,  net
    of reclassification
    adjustment                               --                --               --         (385,981)               --

Net income for the
  Six months ended
   June 30, 2001                             --                --          560,956               --                --
                                   ------------      ------------     ------------     ------------      ------------



BALANCES AT
JUNE 30, 2001                         4,318,444      $  6,509,267     $  5,411,822     $   (591,094)     $    (15,000)
                                   ============      ============     ============     ============      ============


                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                       LIFEWAY FOODS, INC. AND SUBSIDIARY
                      Consolidated Statements of Cash Flows
                 For the Six Months Ended June 30, 2001 and 2000
                    And for the Year Ended December 31, 2000

                                                                               (UNAUDITED)
                                                                                  FOR THE
                                                                                SIX MONTHS                   FOR THE
                                                                                  JUNE 30,                  YEAR ENDED
                                                                       ------------------------------        DEC. 31,
                                                                           2001              2000              2000
                                                                       ------------      ------------      ------------

CASH FLOWS FROM OPERATING ACTIVITIES:

   NET INCOME                                                          $    560,956      $    373,156      $    927,100

   Adjustments to reconcile net income to net
     cash flows from operating activities:
       Depreciation and amortization                                        376,965           313,110           609,520
       Realized gain on sale of marketable securities                      (113,635)         (201,632)          (14,800)
       Deferred income taxes                                                 41,445            41,000           149,870

        (Increase) decrease in operating assets:
         Accounts receivable                                               (132,863)         (173,109)         (215,935)
         Other receivable                                                   (22,715)           38,993            57,193
         Inventories                                                         (4,447)          130,000           (76,052)

       Increase (decrease) in operating liabilities:
         Accounts payable                                                    59,144           (88,829)           37,582
         Accrued expenses                                                   (50,501)          (43,196)           49,658
         Taxes payable                                                       59,511                 0            64,554
                                                                       ------------      ------------      ------------

NET CASH PROVIDED BY OPERATING ACTIVITIES                                   773,860           389,493         1,588,690

Cash flows from investing activities:
   Purchase of marketable securities                                     (5,210,998)       (1,364,964)       (8,807,854)
   Sale of marketable securities                                          4,335,349         2,119,459         5,201,892
   Purchase of property and equipment                                      (365,635)         (581,940)       (1,095,942)
                                                                       ------------      ------------      ------------

Net cash provided by (used in) investing activities                      (1,241,284)          172,555        (4,701,904)

Cash flows from financing activities:
   Repayment of notes payable                                               (51,630)          (44,741)          (90,608)
                                                                       ------------      ------------      ------------

   Net cash (used in) financing activities                                  (51,630)          (44,741)          (90,608)
                                                                       ------------      ------------      ------------

Net increase (decrease) in cash and cash equivalents                       (519,054)          517,307        (3,203,822)

Cash and cash equivalents at beginning of period                          1,437,101         4,640,923         4,640,923
                                                                       ------------      ------------      ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                             $    918,047      $  5,158,230      $  1,437,101
                                                                       ============      ============      ============



                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                       LIFEWAY FOODS, INC. AND SUBSIDIARY
                      Consolidated Statements of Cash Flows
                 For the Six Months Ended June 30, 2001 and 2000
                    And for the Year Ended December 31, 2000


                                                                               (UNAUDITED)
                                                                                  FOR THE
                                                                             SIX MONTHS ENDED                FOR THE
                                                                                  JUNE 30,                  YEAR ENDED
                                                                       ------------------------------      DECEMBER 31,
                                                                           2001              2000              2000
                                                                       ------------      ------------      ------------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid for interest                                              $     29,530      $     46,386      $     92,500
                                                                       ============      ============      ============
   Cash paid for income taxes                                          $    285,500      $    209,000      $    319,000
                                                                       ============      ============      ============









                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                       LIFEWAY FOODS, INC. AND SUBSIDIARY
                 Notes to the Consolidated Financial Statements
                  June 30, 2001 and 2000 and December 31, 2000


NOTE 1 -      NATURE OF BUSINESS

              Lifeway Foods, Inc. (The "Company") commenced operations in February 1986 and incorporated under the laws of the state of Illinois on May 19, 1986. The Company's principal business activity is the production of dairy products. Specifically, the Company produces Kefir, a drinkable product which is similar to but distinct from yogurt in several flavors sold under the name "Lifeway's Kefir;" a plain farmer's cheese sold under the name "Lifeway's Farmers Cheese;" a fruit sugar-flavored product similar in consistency to cream cheese sold under the name of "Sweet Kiss;" and a new dairy beverage, similar to Kefir, with increased protein and calcium, sold under the name "Basics Plus." The Company also produces several soy-based products under the name "Soy Treat" and a vegetable-based seasoning under the name "Golden Zesta." The Company currently distributes its products throughout the Chicago Metropolitan area through local food stores. In addition, the products are sold throughout the United States and Ontario, Canada. The Company also distributes some of its products internationally by exporting to Eastern Europe. For the years ended December 31, 2000 and the six months ended June 30, 2001 and 2000 export sales of the Company were approximately $154,000, $43,733, and $86,000 respectively.

              On September 30, 1992, the Company formed a wholly owned subsidiary corporation, LFI Enterprises, Inc., (LFIE) incorporated in the State of Illinois. LFIE was formed for the purpose of operating a "Russian" theme restaurant and supper club on the property acquired by the Company on October 9, 1992. The restaurant/supper club commenced operations in late November 1992.

              The majority of the Company's revenues are derived from the sale of the Company's principal products.

NOTE 2 -      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

              A summary of the significant accounting policies applied in the preparation of the accompanying financial statements follows:

              Principles of consolidation

              The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All significant inter-company accounts and transactions have been eliminated.

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

                       LIFEWAY FOODS, INC. AND SUBSIDIARY
                 Notes to the Consolidated Financial Statements
                  June 30, 2001 and 2000 and December 31, 2000


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

              BANK BALANCES OF AMOUNTS REPORTED BY FINANCIAL INSTITUTIONS ARE CATEGORIZED AS FOLLOWS:

                                                             June 30,         June 30,         Dec. 31,
                                                               2001             2000             2000
                                                           ------------     ------------     ------------

                     Amounts insured                       $    300,248     $    363,367     $    403,780
                     Uninsured and
                         uncollateralized amounts               588,895           75,119        1,037,102
                                                           ------------     ------------     ------------

                     Total bank balances                   $    889,143     $    438,486     $  1,440,882
                                                           ============     ============     ============

              Marketable securities

              Marketable securities are classified as available-for-sale and are stated at market value. Gains and losses related to marketable securities sold are determined by the specific identification method.

              Accounts receivable

              The allowance for doubtful accounts is based on management's evaluation of outstanding accounts receivable at the end of the year. At December 31, 2000 and June 30, 2001 and 2000, no allowance for doubtful accounts has been made since all receivables were considered collectible.

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

                       LIFEWAY FOODS, INC. AND SUBSIDIARY
                 Notes to the Consolidated Financial Statements
                  June 30, 2001 and 2000 and December 31, 2000

NOTE 2 -      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

              Property and equipment are being depreciated over the following useful lives:

                                 Category                                                   Years
                                 --------                                                   -----

                                 Buildings and improvements                               19 and 31
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

              Advertising costs

              The Company expenses advertising costs as incurred. During the year ended December 31, 2000 and for the six months ended June 30, 2001 and 2000, $538,472, $294,421, and $251,635 respectively, were expensed.

              Earning per common share

              Earnings per common share were computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the year. For the six months ended June 30, 2001, diluted and basic earnings per share were the same, as the effect of dilutive securities options outstanding was not significant.

                       LIFEWAY FOODS, INC. AND SUBSIDIARY
                 Notes to the Consolidated Financial Statements
                  June 30, 2001 and 2000 and December 31, 2000

NOTE 3 -      MARKETABLE SECURITIES

              The cost and fair value of marketable securities available for sale at June 30, 2001 follows:

                                                                   Unrealized       Unrealized          Fair
                                                    Cost             Gains            Losses            Value
                                                ------------      ------------     ------------      ------------

                     Equities                   $  6,250,094      $     36,759     $   (739,983)     $  5,546,870
                     Options                         (80,013)                0          (13,197)          (93,210)
                                                ------------      ------------     ------------      ------------

                     Total                      $  6,170,081      $     36,759     $   (753,180)     $  5,453,660
                                                ============      ============     ============      ============

              Proceeds from the sale of marketable securities were $5,201,892, $4,335,349, and $2,119,459 in December 31, 2000, and for the six
              months ended June 30, 2001, and June 30, 2000, respectively.

              Gross gains of $14,800, $113,635, and $201,632 were realized on these sales for the year ended December 31, 2000, and for the six months ended June 30, 2001, and June 30, 2000, respectively.

NOTE 4 -      INVENTORIES

              Inventories consisted of the following:

                                                 (Unaudited)      (Unaudited)
                                                June 30, 2001    June 30, 2000    Dec. 31, 2000
                                                -------------    -------------    -------------

              Finished goods                     $    485,709     $    337,328     $    491,698
              Production supplies                     257,591          176,283          253,066
              Raw materials                           181,158          200,348          175,247
                                                 ------------     ------------     ------------

                   Total inventories             $    924,458     $    713,959     $    920,011
                                                 ============     ============     ============

NOTE 5 -      PROPERTY AND EQUIPMENT

              Property and equipment consisted of the following:

                                                 (Unaudited)      (Unaudited)
                                                June 30, 2001    June 30, 2000    Dec. 31, 2000
                                                -------------    -------------    -------------

              Land                               $    658,400     $    658,400          658,400
              Building and improvements             2,651,930        2,612,688        2,637,044
              Machinery and equipment               4,422,236        3,612,577        4,080,381
              Vehicles                                273,580          250,328          273,580
              Office equipment                         80,466           72,982           71,572
                                                 ------------     ------------     ------------

              Total                              $  8,086,612     $  7,206,975     $  7,720,977
                                                 ============     ============     ============

              Depreciation charged to income for the six months ended June 30, 2001 and 2000 was $376,965 and $310,610, respectively, and
              $604,520 for the year ended December 31, 2000.

                       LIFEWAY FOODS, INC. AND SUBSIDIARY
                 Notes to the Consolidated Financial Statements
                  June 30, 2001 and 2000 and December 31, 2000


NOTE 6 -      NOTES PAYABLE

                                                                                     (Unaudited)      (Unaudited)
                                                                                    June 30, 2001    June 30, 2000    Dec. 31, 2000
                                                                                    -------------    -------------    -------------

              Mortgage note payable, 1st National Bank of Morton Grove,
              payable in monthly installments of $1,767, including
              interest at 7.25%, with a balloon payment of $139,838 due
              November 2003. Collateralized by real estate.                          $    161,165     $    170,329     $    165,830

              Mortgage note payable, American National Bank and Trust
              Company of Chicago, payable in monthly installments of
              $3,161 including interest at 7.25%, with a balloon payment
              of $343,151 due August 2003. Collateralized by real estate.                 371,603          382,573          377,713

              Mortgage note payable, American National Bank and Trust
              Company of Chicago, payable in monthly installments of
              principal of $5,109 plus interest at 8.05%, with a balloon payment of $618, 214 due November 2001. Collateralized by
              real estate.                                                                638,650          705,067          674,413

              Note payable, Ford Motor credit, payable in monthly
              installments of $540, including interest at 1.9%, due
              October 2001. Collateralized by vehicle.                                      2,129            8,520            5,350

              Note payable, 1st National Bank of Morton Grove, payable in monthly installments of $532, including interest at 7.5%,
              due December 2002. Collateralized by vehicle.                                10,000           14,555           11,871
                                                                                     ------------     ------------     ------------

              Total                                                                     1,183,547        1,281,044        1,235,177
              Less: current maturities                                                    667,011           93,031          705,855
                                                                                     ------------     ------------     ------------

              Total                                                                  $    516,536     $  1,188,013     $    529,322
                                                                                     ============     ============     ============

                       LIFEWAY FOODS, INC. AND SUBSIDIARY
                 Notes to the Consolidated Financial Statements
                  June 30, 2001 and 2000 and December 31, 2000


Note 6 -      Notes Payable (continued)

              Maturities of notes payable are as follows:

              Year Ending June 30,
                                             2002              $    667,011
                                             2003                    65,520
                                             2004                   451,016
                                                               ------------

                                             Total             $  1,183,547
                                                               ============

NOTE 7 -      PROVISION FOR INCOME TAXES

              The provision for income taxes consists of the following:

                                                                        (Unaudited)
                                                                  FOR THE SIX MONTHS ENDED
                                                               June 30, 2001     June 30, 2000     Dec. 31, 2000
                                                               -------------     -------------     -------------
              Current:
                Federal                                        $     279,863     $     158,818     $     297,416
                State                                                 65,148            36,070            79,004
                                                               -------------     -------------     -------------
              Total current                                          345,011           194,888           376,420
              Deferred                                                39,401            41,000           149,870
                                                               -------------     -------------     -------------

              Provision for income taxes                       $     384,412     $     235,888     $     526,290
                                                               =============     =============     =============

              A reconciliation of the provision for income taxes and the income tax computed at the statutory rate is as follows:

                                                                        (Unaudited)
                                                                  FOR THE SIX MONTHS ENDED
                                                               June 30, 2001     June 30, 2000     Dec. 31, 2000
                                                               -------------     -------------     -------------
              Federal income tax expense
                Computed at the statutory rate                 $     321,426     $     205,285     $     494,153
              State taxes, expense                                    68,065            46,603           104,354
              Permanent book/tax differences                          (5,079)          (16,000)          (72,217)
                                                               -------------     -------------     -------------
              Provision for income taxes                       $     384,412     $     235,888     $     526,290
                                                               =============     =============     =============

              Amounts for deferred tax assets and liabilities are as follows:

              NON-CURRENT DEFERRED TAX LIABILITIES
              ARISING FROM:
              Temporary differences - principally
                Book/tax, accumulated depreciation             $     382,852     $     263,673     $     375,558
                                                               -------------     -------------     -------------

                       LIFEWAY FOODS, INC. AND SUBSIDIARY
                 Notes to the Consolidated Financial Statements
                  June 30, 2001 and 2000 and December 31, 2000


NOTE 7 -      PROVISION FOR INCOME TAXES (CONTINUED)

                                                                        (Unaudited)
                                                                  FOR THE SIX MONTHS ENDED
                                                               June 30, 2001     June 30, 2000     Dec. 31, 2000
                                                               -------------     -------------     -------------
              Current deferred tax assets
              arising from:
                 Book/tax, allowance for
                   unrealized losses                           $     127,449     $     (21,069)    $     129,492
              Book/tax, other                                          5,060            48,431            37,168
                                                               -------------     -------------     -------------
                    Total deferred tax assets                  $     132,509     $      27,362     $     166,660
                                                               -------------     -------------     -------------

              Net deferred tax liability                       $     250,343     $     236,311     $     208,898
                                                               =============     =============     =============

NOTE 8 -      CUSTOMER AND CREDIT CONCENTRATIONS

              Concentrations of credit with regard to trade accounts receivable, which are uncollateralized, and sales are limited due to the fact the Company's customers are spread across different geographic areas. The customers are concentrated in the retail food industry. During 2000 and for the six months ended June 30, 2001 and 2000 no customers comprised over 10% of sales.

NOTE 9 -      INTANGIBLE ASSETS

              Intangible assets consisted of the following:

                                                                        (Unaudited)
                                                                  FOR THE SIX MONTHS ENDED
                                                               June 30, 2001     June 30, 2000     Dec. 31, 2000
                                                               -------------     -------------     -------------

              Covenant Not To Compete                          $      50,000     $      50,000     $      50,000
              Less: Accumulated amortization                          50,000            47,500            50,000
                                                               -------------     -------------     -------------

                                                               $           0     $       2,500     $           0
                                                               =============     =============     =============

              Total amortization charged against income for the six months ended June 30, 2001 and 2000 was $0, and $2,500, respectively, and $5,000 for the year ended December 31, 2000.

                       LIFEWAY FOODS, INC. AND SUBSIDIARY
                 Notes to the Consolidated Financial Statements
                  June 30, 2001 and 2000 and December 31, 2000


NOTE 10 -     STOCK OPTION PLANS

              The Company has a registration statement filed with the Securities and Exchange Commission in connection with a Consulting Service Compensation Plan covering up to 300,000 of the Company's Common Stock shares. Pursuant to the Plan, the Company may issue common stock or options to purchase common stock to certain consultants, service providers and employees of the Company. There were 234,300 shares available for issuance under the Plan at June 30, 2001.

              The option price, number of shares, grant date and vesting terms are determined at the discretion of the Company's Board of Directors.

              As of June 30, 2001 and 2000 and December 31, 2000, there were no stock options outstanding or exercisable.

NOTE 11 -     FAIR VALUE OF FINANCIAL INSTRUMENTS

              The estimated fair value of the Company's financial instruments, none of which are held for trading purposes, are as follows at June 30, 2001:

                                                      Carrying          Fair
                                                       Amount           Value
                                                    ------------     ------------
              Cash and cash equivalents             $    918,047     $    918,047
              Marketable securities                    5,453,660        5,453,660

              Notes payable                         $  1,183,547     $  1,065,192
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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(1)      Material Changes in Results of Operations

Six month period ending June 30, 2001 compared to six month period ending June 30, 2001

         Sales increased by $822,410, up to $5,382,418 during the six month period ending June 30, 2001, from $4,560,008 during the same six month period in 2000 (an 18% increase). This increase is attributable to increased sales of existing products.

         Net income increased by $187,800, up to $560,956 for the six month period ending June 30, 2001, from $373,156 during the same six month period in 2000 (a 50% increase).

         Cost of goods sold increased by $766,916, up to $3,192,013 during the six month period ending June 30, 2001, from $2,425,097 during the same six month period in 2000 (a 32% increase). This increase is due to the increase in sales as well as increased costs for freight, raw materials and utilities during the six months ended June 30, 2001.

         Operating expenses decreased by $365,423, down to $1,426,945 for the six month period ending June 30, 2001, from $1,792,368 during the same six month period in 2000 (a 20% decrease). This decrease is primarily attributable to certain non-recurring expenses, such as legal fees and Nasdaq National Market initial listing fees, that were incurred in the prior period.

         Total other income for the six month period ended June 30, 2001 included a gain on sale of marketable securities of $113,635, as compared to a gain on sale of marketable securities of $201,632 for the same period in 2000.

         For the six months ended June 30, 2001, there were $374,141 in unrealized losses on securities (net of tax benefit), as compared to $133,355 in unrealized losses on securities (net of tax benefit) for the same six month period in 2000. These amounts reflect decreases in the market value of marketable securities held by the Company during the relevant periods.

         Earnings per share for the six months ended June 30, 2001 were $.13, compared to $.09 for the same six month period of 2000.

Quarter ending June 30, 2001 compared to quarter ending June 30, 2000.

         Sales increased by $462,497, up to $2,749,719 during the quarter ending June 30, 2001, from $2,287,222 during the same period in 2000 (an 20% increase). This increase is attributable to increased sales of existing products.

         Net income increased by $47,953, up to $232,243 for the quarter ending June 30, 2001, from $184,290 during the same period in 2000 (a 26% increase).

         Cost of goods sold increased by $356,445, up to $1,644,786 during the quarter ending June 30, 2001, from $1,288,341 during the same six month period in 2000 (a 28% increase). This increase is due to the increase in sales as well as increased costs for freight, raw materials and utilities during the quarter ended June 30, 2001.

         Operating expenses decreased by $109,283, down to $773,467 for the quarter ending June 30, 2001, from $882,750 during the same period in 2000 (a 12% decrease). This decrease is primarily attributable to certain non-recurring expenses, such as legal fees and Nasdaq National Market initial listing fees, that were incurred in the prior period.

         Total other income for the quarter ended June 30, 2001 included a gain on sale of marketable securities of $28,651, as compared to a gain on sale of marketable securities of $120,006 for the same period in 2000.

         For the quarter ended June 30, 2001, there were $8,123 in unrealized losses on securities (net of tax benefit), as compared to $109,048 in unrealized losses on securities (net of tax benefit) for the same period in 2000. These amounts reflect decreases in the market value of marketable securities held by the Company during the relevant periods.

         Earnings per share for the quarter ended June 30, 2001 were $.05, compared to $.04 for the same quarter of 2000.

(2)      Liquidity and Capital Resources

         As of June 30, 2001, as compared to June 30, 2000, the Company had working capital in the amount of $7,206,098 as compared to $7,304,997, respectively, a decrease of $98,899. This decrease is attributable to an increase in current liabilities, as described below.

         Total current liabilities as of June 30, 2001 was $1,559,814, a $925,953 increase from $633,861 as of June 30, 2000. This increase is primarily due primarily to an increase in current maturities of notes payable resulting from the reclassification of a mortgage note payable due in November 2001 from a long-term liability to a current liability. Likewise, there was a corresponding decrease in long-term liabilities. The Company intends to refinance the note before the maturity date.

         Net property and equipment as of June 30, 2001 was $5,008,285, a $206,262 increase from $4,802,023 as of June 30, 2000. This increase is due to the purchase of $879,637 of machinery and equipment, vehicles and building improvements, and is offset by increased depreciation of $673,375.

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

ITEM 2.  CHANGES IN SECURITIES - None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES - None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company held its Annual Meeting of Stockholders on June 16, 2001. Proxies were solicited pursuant to Regulation 14A under the Exchange Act, and the election of directors was uncontested. The matters voted upon and the results thereof were as follows:

         1. Election of Directors to serve until the next meeting and until their successors are duly elected and qualified:

                                                                For                       Withheld
                                                                ---                       --------

                    Michael Smolyansky                          4,248,327                 8,395
                    Pol Sikar                                   4,250,827                 6,395
                    Rick D. Salm                                4,250,827                 6,395
                    Renzo Bernardi                              4,250,827                 6,395
                    Thomas Kunz                                 4,250,327                 6,895

         2. Ratification of Gleeson, Sklar, Sawyers & Cumpata LLP as independent auditors for the next fiscal year:

                    For                                Against                            Abstain
                    ---                                -------                            -------

                    4,248,222                          8,700                              300

ITEM 5.  OTHER INFORMATION - NONE

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits: Exhibit Number and Brief Description

         3.4 Bylaws, as amended. (Incorporated by reference to Exhibit 3.4 of the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999 and filed March 29, 2000.)

         3.5 Articles of Incorporation, as amended and currently in effect. (Incorporated by reference to Exhibit 3.5 of the Company's Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2000 and filed August 8, 2000.)

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


                                   LIFEWAY FOODS, INC.


                                   By: /s/ Michael Smolyansky
                                      ------------------------------------------
                                      Michael Smolyansky, Chief Executive
                                      Officer, Chief Financial and Accounting
                                      Officer, President, Treasurer and Director

Date:   August 14, 2001