Form 10QSB
period 2001-09-30
LIFEWAY FOODS INC
filed 2001-11-13
CIK 814586

                         REVIEW AND DISCUSSION DRAFT #2
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934

                For the quarterly period ended September 30, 2001

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

        For the transition period from ______________ to ______________

                         Commission file number: 0-17363

                               LIFEWAY FOODS, INC.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in it charter)

                      ILLINOIS                                               36-3442829
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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of November 7, 2001, the issuer had 4,318,444 shares of common stock, no par value, outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                                      INDEX


PART I - FINANCIAL INFORMATION......................................................................  Page
                                                                                                      ----
ITEM 1.  FINANCIAL STATEMENTS.
                                                                                                       F-1
         Lifeway Foods, Inc. and Subsidiary
         September 30, 2001 and 2000, and
         December 31, 2000

         Consolidated Balance Sheets -
         September 30, 2001 and 2000 (unaudited) and December 31, 2000                               F-2 - F-3

         Consolidated Statements of Income and Comprehensive Income (Loss) For
         the three and nine months ended September 30, 2001 and 2000 (unaudited)
         and For the year ended December 31, 2000                                                      F-4

         Consolidated Statements of Changes in Stockholders' Equity - For the
         year ended December 31, 2000 and
         For the nine months ended September 30, 2001 (unaudited)                                      F-5

         Consolidated Statements of Cash Flows -
         For the nine months ended September 30, 2001 and 2000  (unaudited) and
         For the year ended December 31, 2000                                                       F-6 - F-7

         Notes to Consolidated Financial Statements -
         September 30, 2001 and 2000 (unaudited) and December 31, 2000                             F-8 - F-16


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITIONS AND RESULTS OF OPERATIONS                                                     1-2

PART II - OTHER INFORMATION                                                                            3-4

SIGNATURES                                                                                              5

                         PART I - FINANCIAL INFORMATION


Item 1. Financial Statements.





                       LIFEWAY FOODS, INC. AND SUBSIDIARY
                              FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2001 AND 2000
                              AND DECEMBER 31, 2000

                       LIFEWAY FOODS, INC. AND SUBSIDIARY
                           Consolidated Balance Sheets
                September 30, 2001 and 2000 and December 31, 2000



                                     ASSETS

                                                                 (Unaudited)    (Unaudited)
                                                                  Sept. 30,      Sept. 30,      December 31,
                                                                    2001           2000             2000
                                                               -------------   -------------   -------------
Current assets:
     Cash and cash equivalents                                 $     415,731   $   4,999,952   $   1,437,101
     Marketable securities                                         5,403,174       1,583,160       4,850,357
     Accounts receivable, net of allowance for doubtful
         accounts of $0 at September 30, 2001 and 2000
         and December 31, 2000                                     1,498,505       1,084,829       1,181,660
     Other receivables                                                27,278          50,300               0
     Inventories                                                     819,678         644,622         920,011
     Deferred income taxes                                           450,165         143,358         166,660
                                                               -------------   -------------   -------------

         Total current assets                                      8,614,531       8,506,221       8,555,789
                                                               -------------   -------------   -------------

Property and equipment:
     Land                                                            658,400         658,400         658,400
     Buildings, machinery and equipment                            7,595,346       6,776,543       7,062,577
                                                               -------------   -------------   -------------
        Total property and equipment                               8,253,746       7,434,943       7,720,977
        Less:  accumulated depreciation                            3,272,530       2,559,007       2,701,362
                                                               -------------   -------------   -------------

         Property and equipment, net                               4,981,216       4,875,936       5,019,615
                                                               -------------   -------------   -------------

Other assets:
     Intangible assets                                                     0           1,250               0
                                                               -------------   -------------   -------------

         Total other assets                                                0           1,250               0
                                                               -------------   -------------   -------------

Total assets                                                   $  13,595,747   $  13,383,407   $  13,575,404
                                                               =============   =============   =============



                              THIS IS NOT AN AUDIT.
                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                       LIFEWAY FOODS, INC. AND SUBSIDIARY
                     Consolidated Balance Sheets - Continued
                September 30, 2001 and 2000 and December 31, 2000



                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                      (Unaudited)      (Unaudited)
                                                     -------------    -------------
                                                       Sept. 30,        Sept. 30,       December 31,
                                                         2001             2000             2000
                                                     -------------    -------------    -------------
Current liabilities:
     Current maturities of notes payable             $     655,878    $      93,909    $     705,855
     Accounts payable                                      506,116          559,402          517,625
     Accrued expenses                                      224,716          311,601          242,470
     Taxes payable                                         203,021                0           64,554
                                                     -------------    -------------    -------------

         Total current liabilities                       1,589,731          964,912        1,530,504
                                                     -------------    -------------    -------------


Long-term liabilities                                      508,463        1,163,476          529,322


Deferred income taxes                                      397,178          326,886          375,558


Stockholders' equity:
     Common stock                                        6,509,267        6,509,267        6,509,267
     Retained earnings                                   5,651,674        4,573,066        4,850,866
     Accumulated other comprehensive
     income, net of tax                                 (1,045,566)        (139,200)        (205,113)
     Stock subscription receivable                         (15,000)         (15,000)         (15,000)
                                                     -------------    -------------    -------------

         Total stockholders' equity                     11,100,375       10,928,133       11,140,020
                                                     -------------    -------------    -------------




Total liabilities and stockholders' equity           $  13,595,747    $  13,383,407    $  13,575,404
                                                     =============    =============    =============




                              THIS IS NOT AN AUDIT.
                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                       LIFEWAY FOODS, INC. AND SUBSIDIARY
        Consolidated Statements of Income and Comprehensive Income (Loss)
         For the three and nine months ended September 30, 2001 and 2000 and for the year ended December 31, 2000

                                                           (Unaudited)                     (Unaudited)               For the Year
                                                -------------------------------   -------------------------------        Ended
                                                        Three Months Ended               Nine Months Ended            December 31,
                                                Sept. 30, 2001   Sept. 30, 2000   Sept. 30, 2001   Sept. 30, 2000        2000
                                                --------------   --------------   --------------   --------------   --------------
Sales                                           $    2,662,178   $    2,283,584   $    8,044,596   $    6,843,592   $    9,176,739

Cost of goods sold                                   1,617,573        1,077,174        4,809,586        3,502,271        5,307,681
                                                --------------   --------------   --------------   --------------   --------------

Gross profit                                         1,044,605        1,206,410        3,235,010        3,341,321        3,869,058

Operating expenses                                     692,755          850,859        2,119,699        2,643,227        2,706,955
                                                --------------   --------------   --------------   --------------   --------------

Income from operations                                 351,850          355,551        1,115,311          698,094        1,162,103
                                                --------------   --------------   --------------   --------------   --------------

Other income (expense):
     Interest/dividend income                           57,418          115,572          180,109          226,827          368,987
     Interest expense                                  (20,675)         (25,634)         (75,092)         (72,020)         (92,500)
     Gain on sale of marketable securities              58,282           35,458          171,917          237,090           14,800
                                                --------------   --------------   --------------   --------------   --------------
         Total other income (expense)                   95,025          125,396          276,934          391,897          291,287
                                                --------------   --------------   --------------   --------------   --------------

Income before income taxes                             446,875          480,947        1,392,245        1,089,991        1,453,390

Provision for income taxes                             207,025          204,803          591,437          440,691          526,290
                                                --------------   --------------   --------------   --------------   --------------

Net income                                      $      239,850   $      276,144   $      800,808   $      649,300   $      927,100
                                                ==============   ==============   ==============   ==============   ==============

Earnings per share                              $         0.06   $         0.06   $         0.19   $         0.15   $         0.21
                                                ==============   ==============   ==============   ==============   ==============

Weighted average shares outstanding             $    4,318,444   $    4,318,444   $    4,318,444   $    4,318,444   $    4,318,444
                                                ==============   ==============   ==============   ==============   ==============

COMPREHENSIVE INCOME (LOSS):

Net income                                      $      239,850   $      276,144   $      800,808   $      649,300   $      927,100

Other comprehensive income (loss), net of tax:
     Unrealized losses on securities
         (net of tax benefit)                         (427,363)          (5,845)        (825,184)        (139,200)        (205,113)
     Less:  reclassification adjustment
         for losses (gains) included in
         net income                                    (27,109)               0          (15,269)           6,791            6,791
                                                --------------   --------------   --------------   --------------   --------------

Comprehensive income (loss)                     $     (214,622)  $      270,299   $      (39,645)  $      516,891   $      728,778
                                                ==============   ==============   ==============   ==============   ==============



                              THIS IS NOT AN AUDIT.
                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                       LIFEWAY FOODS, INC. AND SUBSIDIARY
           Consolidated Statements of Changes In Stockholders' Equity
                    For the Year Ended December 31, 2000 and
                  For the Nine Months Ended September 30, 2001


                             COMMON STOCK, NO PAR VALUE
                            10,000,000 SHARES AUTHORIZED                      ACCUMULATED
                         ---------------------------------                       OTHER
                          # OF SHARES                                        COMPREHENSIVE          STOCK
                          ISSUED AND           COMMON          RETAINED         INCOME,          SUBSCRIPTION
                          OUTSTANDING           STOCK          EARNINGS        NET OF TAX         RECEIVABLE
                         ---------------   ---------------  ---------------  ---------------   ---------------
BALANCES AT
DECEMBER 31, 1999              4,318,444   $     6,509,267  $     3,923,766  $        (6,791)  $       (15,000)

Other comprehensive
  income:
   Unrealized losses
    on securities, net of
    reclassification
    adjustment                                                                      (198,322)

Net income for the
  Twelve months ended
   December 31, 2000                                               927,100
                         ---------------   ---------------  ---------------  ---------------   ---------------



BALANCES AT
DECEMBER 31, 2000              4,318,444         6,509,267        4,850,866         (205,113)          (15,000)

Other comprehensive
  income:
   Unrealized losses
    on securities, net
    of
    reclassification
    adjustment                        --                --               --         (840,453)               --

Net income for the
  Nine months ended
   September 30, 2001                 --                --          800,808               --                --
                         ---------------   ---------------  ---------------  ---------------   ---------------



BALANCES AT
SEPTEMBER 30, 2001             4,318,444   $     6,509,267  $     5,651,674  $    (1,045,566)  $       (15,000)
                         ===============   ===============  ===============  ===============   ===============



                              THIS IS NOT AN AUDIT.
                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                       LIFEWAY FOODS, INC. AND SUBSIDIARY
                      Consolidated Statements of Cash Flows
              For the Nine Months Ended September 30, 2001 and 2000
                    And for the Year Ended December 31, 2000

                                                                        (UNAUDITED)
                                                                          FOR THE                   FOR THE
                                                                        NINE MONTHS                YEAR ENDED
                                                                        SEPTEMBER 30,               DEC. 31,
                                                                   2001             2000              2000
                                                               -------------    -------------    -------------
NET INCOME                                                     $     800,808    $     649,300    $     927,100

CASH FLOWS FROM OPERATING ACTIVITIES:
   Adjustments to reconcile net income to net
   cash flows from operating activities:
       Depreciation and amortization                                 571,168          462,165          609,520
       Realized gain on sale of marketable securities               (171,917)        (237,090)         (14,800)
       Deferred income taxes                                        (261,885)          11,783          149,870

       (Increase) decrease in operating assets:
         Accounts receivable                                        (316,845)        (119,104)        (215,935)
         Other receivables                                           (27,278)          (6,893)          57,193
         Inventories                                                 100,333          199,337          (76,052)

       Increase (decrease) in operating liabilities:
         Accounts payable                                            (11,509)          79,359           37,582
         Accrued expenses                                            (17,754)         118,789           49,658
         Taxes payable                                               138,467                0           64,554
                                                               -------------    -------------    -------------

NET CASH PROVIDED BY OPERATING ACTIVITIES                            803,588        1,157,646        1,588,690

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of marketable securities                              (7,118,025)      (2,496,786)      (8,807,854)
   Sale of marketable securities                                   5,896,672        2,576,477        5,201,892
   Purchase of property and equipment                               (532,769)        (809,908)      (1,095,942)
                                                               -------------    -------------    -------------

NET CASH USED IN INVESTING ACTIVITIES                             (1,754,122)        (730,217)      (4,701,904)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Repayment of notes payable                                        (70,836)         (68,400)         (90,608)
                                                               -------------    -------------    -------------

NET CASH USED IN FINANCING ACTIVITIES                                (70,836)         (68,400)         (90,608)
                                                               -------------    -------------    -------------


Net increase (decrease) in cash and cash equivalents              (1,021,370)         659,029       (3,203,822)

Cash and cash equivalents at beginning of period                   1,437,101        4,640,923        4,640,923
                                                               -------------    -------------    -------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                     $     415,731    $   4,999,952    $   1,437,101
                                                               =============    =============    =============



                              THIS IS NOT AN AUDIT.
                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                       LIFEWAY FOODS, INC. AND SUBSIDIARY
                Consolidated Statements of Cash Flows - Continued
              For the Nine Months Ended September 30, 2001 and 2000
                    And for the Year Ended December 31, 2000

                                                                             (UNAUDITED)
                                                                      FOR THE NINE MONTHS ENDED          FOR THE
                                                                            SEPTEMBER 30,              YEAR ENDED
                                                                  -------------------------------     DECEMBER 31,
                                                                       2001               2000            2000
                                                                  --------------    -------------    --------------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid for interest                                         $       75,092    $      65,888    $       92,500
                                                                  ==============    =============    ==============
   Cash paid for income taxes                                     $      395,502    $     209,000    $      319,000
                                                                  ==============    =============    ==============



                              THIS IS NOT AN AUDIT
                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                       LIFEWAY FOODS, INC. AND SUBSIDIARY
                 Notes to the Consolidated Financial Statements
                September 30, 2001 and 2000 and December 31, 2000


NOTE 1 - NATURE OF BUSINESS

         Lifeway Foods, Inc. (The "Company") commenced operations in February 1986 and incorporated under the laws of the state of Illinois on May 19, 1986. The Company's principal business activity is the production of dairy products. Specifically, the Company produces Kefir, a drinkable product which is similar to but distinct from yogurt in several flavors sold under the name "Lifeway's Kefir;" a plain farmer's cheese sold under the name "Lifeway's Farmers Cheese;" a fruit sugar-flavored product similar in consistency to cream cheese sold under the name of "Sweet Kiss;" and a new dairy beverage, similar to Kefir, with increased protein and calcium, sold under the name "Basics Plus." The Company also produces several soy-based products under the name "Soy Treat" and a vegetable-based seasoning under the name "Golden Zesta." The Company currently distributes its products throughout the Chicago Metropolitan area through local food stores. In addition, the products are sold throughout the United States and Ontario, Canada. The Company also distributes some of its products internationally by exporting to Eastern Europe. For the years ended December 31, 2000 and the nine months ended September 30, 2001 and 2000 export sales of the Company were approximately $154,000, $36,330, and $143,000 respectively.

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

                       LIFEWAY FOODS, INC. AND SUBSIDIARY
                 Notes to the Consolidated Financial Statements
                September 30, 2001 and 2000 and December 31, 2000


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

         Bank balances of amounts reported by financial institutions are categorized as follows:

                                               September 30,   September 30,      Dec. 31,
                                                   2001            2000             2000
                                               -------------   -------------   -------------
         Amounts insured                       $     303,994   $     293,275   $     403,780
         Uninsured and
             uncollateralized amounts                152,680         650,241       1,037,102
                                               -------------   -------------   -------------

         Total bank balances                   $     456,674   $     943,516   $   1,440,882
                                               =============   =============   =============

         Marketable securities

         Marketable securities are classified as available-for-sale and are stated at market value. Gains and losses related to marketable securities sold are determined by the specific identification method.

         Accounts receivable

         The allowance for doubtful accounts is based on management's evaluation of outstanding accounts receivable at the end of the year. At December 31, 2000 and September 30, 2001 and 2000, no allowance for doubtful accounts has been made since all receivables were considered collectible.

         Inventories

         Inventories are stated at lower of cost or market, cost being determined by the first-in, first-out method.

         Property and equipment

         Property and equipment are stated at lower of cost or net realizable value. Depreciation is computed using the straight-line method. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts, and any resulting gain or loss is recognized in income for the period. The cost of maintenance and repairs is charged to expense as incurred; significant renewals and betterments are capitalized.

                       LIFEWAY FOODS, INC. AND SUBSIDIARY
                 Notes to the Consolidated Financial Statements
                September 30, 2001 and 2000 and December 31, 2000

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         Property and equipment are being depreciated over the following useful lives:

         Category                                                 Years
         --------------------------------------------------   ------------
         Buildings and improvements                            19 and 31
         Machinery and equipment                                 5 - 12
         Office equipment                                        5 - 7
         Vehicles                                                  5

         Intangible asset

         Lifeway Foods has a covenant not to compete, which is stated at cost and is amortized over ten years using the straight-line method. As of December 31, 2000, the covenant not to compete was fully amortized.

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

         Advertising costs

         The Company expenses advertising costs as incurred. During the year ended December 31, 2000 and for the nine months ended September 30, 2001 and 2000, $538,472, $344,578, and $370,896 respectively, were expensed.

         Earning per common share

         Earnings per common share were computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the year. For the nine months ended September 30, 2001, diluted and basic earnings per share were the same, as the effect of dilutive securities options outstanding was not significant.

                       LIFEWAY FOODS, INC. AND SUBSIDIARY
                 Notes to the Consolidated Financial Statements
                September 30, 2001 and 2000 and December 31, 2000

NOTE 3 - MARKETABLE SECURITIES

         The cost and fair value of marketable securities available for sale are as follows:

                                                              Unrealized       Unrealized           Fair
         September 30, 2001                    Cost              Gains          Losses              Value
                                          --------------    --------------   --------------    --------------
         Equities                         $    6,994,605    $       28,998   $   (1,550,229)   $    5,473,374
         Options                                 (52,488)                0          (17,712)          (70,200)
                                          --------------    --------------   --------------    --------------
         Total                            $    6,942,117    $       28,998   $   (1,567,941)   $    5,403,174
                                          ==============    ==============   ==============    ==============


                                                             Unrealized       Unrealized           Fair
         September 30, 2000                    Cost             Gains           Losses             Value
                                          --------------   --------------   --------------    --------------
         Equities                         $    1,332,372   $       24,196   $     (257,785)   $    1,098,783
         Government agency
             Obligations, maturing
             Within one year                     484,377                0                0           484,377
                                          --------------    --------------   --------------   --------------
         Total                            $    1,583,160   $       24,196   $     (257,785)   $    1,583,160
                                          ==============   ==============   ==============    ==============


                                                             Unrealized       Unrealized           Fair
         December 31, 2000                     Cost             Gains           Losses             Value
                                          --------------   --------------   --------------    --------------
         Equities                         $    2,685,816   $       43,503   $     (406,417)   $    2,322,902
         Government agency
             Obligations, maturing
             Within one year                   2,499,146           37,049           (8,740)        2,527,455
                                          --------------   --------------   --------------    --------------

         Total                            $    5,184,962   $       80,552   $     (415,157)   $    4,850,357
                                          ==============   ==============   ==============    ==============

         Proceeds from the sale of marketable securities were $5,201,892, $5,896,672, and $2,576,477 in December 31, 2000, and for the nine months ended September 30, 2001, and September 30, 2000, respectively.

         Gross gains of $14,800, $171,917, and $237,090 were realized on these sales for the year ended December 31, 2000, and for the nine months ended September 30, 2001, and September 30, 2000, respectively.

                       LIFEWAY FOODS, INC. AND SUBSIDIARY
                 Notes to the Consolidated Financial Statements
                September 30, 2001 and 2000 and December 31, 2000

NOTE 4 - INVENTORIES

         Inventories consisted of the following:

                                            (Unaudited)      (Unaudited)
                                          Sept. 30, 2001    Sept. 30, 2000     Dec. 31, 2000
                                          ---------------   ---------------   ---------------
         Finished goods                   $       427,021   $       286,863   $       491,698
         Production supplies                      230,489           166,217           253,066
         Raw materials                            162,168           191,542           175,247
                                          ---------------   ---------------   ---------------

              Total inventories           $       819,678   $       644,622   $       920,011
                                          ===============   ===============   ===============

NOTE 5 - PROPERTY AND EQUIPMENT

         Property and equipment consisted of the following:

                                            (Unaudited)      (Unaudited)
                                          Sept. 30, 2001    Sept. 30, 2000     Dec. 31, 2000
                                          ---------------   ---------------   ---------------
         Land                             $       658,400   $       658,400   $       658,400
         Building and improvements              2,679,885         2,635,766         2,637,044
         Machinery and equipment                4,561,415         3,818,070         4,080,381
         Vehicles                                 273,580           250,328           273,580
         Office equipment                          80,466            72,379            71,572
                                          ---------------   ---------------   ---------------

         Total                            $     8,253,746   $     7,434,943   $     7,720,977
                                          ===============   ===============   ===============

         Depreciation charged to income for the nine months ended September 30, 2001 and 2000 was $571,168 and $458,415, respectively, and $604,520 for the year ended December 31, 2000.


NOTE 6 - NOTES PAYABLE

                                                                                 (Unaudited)       (Unaudited)
                                                                                Sept. 30, 2001    Sept. 30, 2000     Dec. 31, 2000
                                                                                ---------------   ---------------   ---------------
         Mortgage note payable, 1st National Bank of Morton Grove, payable in monthly installments of $1,767, including interest at 7.25%, with a balloon payment of $139,838 due November 2003
         Collateralized by
         real estate                                                            $       158,769   $       168,100   $       165,830

                       LIFEWAY FOODS, INC. AND SUBSIDIARY
                 Notes to the Consolidated Financial Statements
                September 30, 2001 and 2000 and December 31, 2000

NOTE 6 - NOTES PAYABLE (CONTINUED)

                                                                                (Unaudited)      (Unaudited)
                                                                              Sept. 30, 2001    Sept. 30, 2000     Dec. 31, 2000
                                                                              ---------------   ---------------   ---------------
         Mortgage note payable, American National Bank and Trust Company of
         Chicago, payable in monthly installments of $3,161 including interest at 7.25%, with a balloon payment of $343,151 due August
         2003.  Collateralized by real estate                                         368,988           379,379           377,713

         Mortgage note payable, American National Bank and Trust Company of
         Chicago, payable in monthly installments of principal of $5,109 plus interest at 8.05%, with a balloon payment of $618, 214 due
         November
         2001. Collateralized by real estate                                          628,432           689,739           674,413

         Note payable, Ford Motor credit,
         payable in monthly installments of
         $540, including interest at 1.9%, due
         October 2001. Collateralized by
         vehicle                                                              $           524   $         6,939   $         5,350

         Note payable, 1st National Bank of Morton Grove, payable in monthly installments of $532, including interest at 7.5%, due
         December 2002
         Collateralized by vehicle                                                      7,628            13,228            11,871
                                                                              ---------------   ---------------   ---------------

         Total                                                                      1,164,341         1,257,385         1,235,177
         Less : current maturities                                                    655,878            93,909           705,855
                                                                              ---------------   ---------------   ---------------

         Total                                                                $       508,463   $     1,163,476   $       529,322
                                                                              ===============   ===============   ===============
         Maturities of notes payable are as follows:

         Year Ending September 30,
                                                      2002                                      $       655,878
                                                      2003                                              247,360
                                                      2004                                              261,103
                                                                                                ---------------

                                                      Total                                     $     1,164,341
                                                                                                ===============

                       LIFEWAY FOODS, INC. AND SUBSIDIARY
                 Notes to the Consolidated Financial Statements
                September 30, 2001 and 2000 and December 31, 2000

NOTE 7 - PROVISION FOR INCOME TAXES

         The provision for income taxes consists of the following:

                                                      (Unaudited)
                                                FOR THE NINE MONTHS ENDED         YEAR ENDED
                                            Sept. 30, 2001    Sept. 30, 2000     Dec. 31, 2000
                                            ---------------   ---------------   ---------------
         Current:
           Federal                          $       433,509   $       290,163   $       297,416
           State                                    100,460            71,853            79,004
                                            ---------------   ---------------   ---------------
         Total current                              533,969           362,016           376,420
         Deferred                                    57,468            78,675           149,870
                                            ---------------   ---------------   ---------------

         Provision for income taxes         $       591,437   $       440,691   $       526,290
                                            ===============   ===============   ===============

         A reconciliation of the provision for income taxes and the income tax computed at the statutory rate is as follows:


                                                      (Unaudited)
                                               FOR THE NINE MONTHS ENDED          YEAR ENDED
                                            Sept. 30, 2001    Sept. 30, 2000     Dec. 31, 2000
                                            ---------------   ---------------   ---------------
         Federal income tax expense
           Computed at the statutory rate   $       465,653   $       344,013   $       494,153
         State taxes, expense                        99,963            78,190           104,354
         Permanent book/tax differences              25,821            18,488           (72,217)
                                            ---------------   ---------------   ---------------
         Provision for income taxes         $       591,437   $       440,691   $       526,290
                                            ===============   ===============   ===============

         Amounts for deferred tax assets and liabilities are as follows:

                                                                             (Unaudited)
                                                                   Sept. 30, 2001    Sept. 30, 2000      Dec. 31, 2000
                                                                   ---------------   ---------------    ---------------
         Non-current deferred tax liabilities arising from:
           Temporary differences - principally
             Book/tax, accumulated depreciation                    $       397,178   $       326,886    $       375,558
                                                                   ---------------   ---------------    ---------------
         Current deferred tax assets arising from:
            Book/tax, allowance for
              unrealized losses                                    $       448,845   $        94,389    $       111,550
            Book/tax, other                                                  1,320            48,969             55,110
                                                                   ---------------   ---------------    ---------------
               Total deferred tax assets                           $       450,165   $       143,358    $       166,660
                                                                   ---------------   ---------------    ---------------

         Net deferred tax asset (liability)                        $        52,987   $      (183,528)   $      (208,898)
                                                                   ===============   ===============    ===============

                       LIFEWAY FOODS, INC. AND SUBSIDIARY
                 Notes to the Consolidated Financial Statements
                September 30, 2001 and 2000 and December 31, 2000

NOTE 8 - CUSTOMER AND CREDIT CONCENTRATIONS

         Concentrations of credit with regard to trade accounts receivable, which are uncollateralized, and sales are limited due to the fact the Company's customers are spread across different geographic areas. The customers are concentrated in the retail food industry. During 2000 and for the nine months ended September 30, 2001 and 2000 no customers comprised over 10% of sales.

NOTE 9 - INTANGIBLE ASSETS

         Intangible assets consisted of the following:

                                                                                      (Unaudited)
                                                                               For the Nine Months Ended
                                                                            Sept. 30, 2001    Sept. 30, 2000     Dec. 31, 2000
                                                                            ---------------   ---------------   ---------------
         Covenant Not To Compete                                            $        50,000   $        50,000   $        50,000
         Less: Accumulated amortization                                              50,000            48,750            50,000
                                                                            ---------------   ---------------   ---------------

         Intangible asset, net                                              $             0   $         1,250   $             0
                                                                            ===============   ===============   ===============

         Total amortization charged against income for the nine months ended September 30, 2001 and 2000 was $0 and $3,750, respectively, and $5,000 for the year ended December 31, 2000.



NOTE 10 - STOCK OPTION PLANS

         The Company has a registration statement filed with the Securities and Exchange Commission in connection with a Consulting Service Compensation Plan covering up to 300,000 of the Company's Common Stock shares. Pursuant to the Plan, the Company may issue common stock or options to purchase common stock to certain consultants, service providers and employees of the Company. There were 234,300 shares available for issuance under the Plan at September 30, 2001.

         The option price, number of shares, grant date and vesting terms are determined at the discretion of the Company's Board of Directors.

         As of September 30, 2001 and 2000 and December 31, 2000, there were no stock options outstanding or exercisable.

                       LIFEWAY FOODS, INC. AND SUBSIDIARY
                 Notes to the Consolidated Financial Statements
                September 30, 2001 and 2000 and December 31, 2000

NOTE 11 - FAIR VALUE OF FINANCIAL INSTRUMENTS

         The estimated fair value of the Company's financial instruments, none of which are held for trading purposes, are as follows at September 30, 2001:

                                                   Carrying           Fair
                                                    Amount            Value
                                               ---------------   ---------------
         Cash and cash equivalents             $       415,731   $       415,731

         Marketable securities                 $     5,403,173   $     5,403,173

         Notes payable                         $     1,164,341   $     1,172,784

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(1) Material Changes in Results of Operations

Nine month period ending September 30, 2001 compared to nine month period ending September 30, 2000

         Sales increased by $1,201,004 up to $8,044,596 during the nine month period ending September 30, 2001, from $6,843,592 during the same nine month period in 2000 (an 18% increase). This increase is attributable to increased sales of existing products.

         Net income increased by $151,508, up to $800,808 for the nine month period ending September 30, 2001, from $649,300 during the same nine month period in 2000 (a 23% increase).

         Cost of goods sold increased by $1,307,315 up to $4,809,586 during the nine month period ending September 30, 2001, from $3,502,271 during the same nine month period in 2000 (a 37% increase). This increase is due to the increase in sales as well as increased costs for freight, raw materials and utilities during the nine months ended September 30, 2001.

         Operating expenses decreased by $523,528 down to $2,119,699 for the nine month period ending September 30, 2001, from $2,643,227 during the same nine month period in 2000 (a 20% decrease). This decrease is primarily attributable to certain non-recurring expenses, such as legal fees and Nasdaq National Market initial listing fees, that were incurred in the prior period.

         Total other income for the nine month period ended September 30, 2001 was $276,934 as compared to $391,897 for the same period in 2000. This difference is due to decreased interest and dividend income and decreased gains on the sale of marketable securities in 2001.

         For the nine months ended September 30, 2001, there were $825,184 in unrealized losses on securities (net of tax benefit), as compared to $139,200 in unrealized losses on securities (net of tax benefit) for the same nine month period in 2000. These amounts reflect decreases in the market value of marketable securities held by the Company during the relevant periods.

         Earnings per share for the nine months ended September 30, 2001 were $.19 compared to $.15 for the same nine month period of 2000.

Quarter ending September 30, 2001 compared to quarter ending September 30, 2000

         Sales increased by $378,594 up to $2,662,178 during the quarter ending September 30, 2001, from $2,283,584 during the same period in 2000 (a 17% increase). This increase is attributable to increased sales of existing products.

         Net income decreased by $36,294 to $239,850 for the quarter ending September 30, 2001, from $276,144 during the same period in 2000 (a 13% decrease).

         Cost of goods sold increased by $540,399 up to $1,617,573 during the quarter ending September 30, 2001, from $1,077,174 during the same nine month period in 2000 (a 50% increase). This increase is due to the increase in sales as well as increased costs for freight, raw materials and utilities during the quarter ended September 30, 2001.

         Operating expenses decreased by $158,104 down to $692,755 for the quarter ending September 30, 2001, from $850,859 during the same period in 2000 (a 19% decrease). This decrease is primarily attributable to certain non-recurring expenses, such as legal fees and Nasdaq National Market initial listing fees that were incurred in the prior period.

         Total other income for the quarter ended September 30, 2001 was $95,025 as compared to the other income of $125,396 for the same period in 2000. This difference is due to decreased interest and dividend income and decreased gains on the sale of marketable securities in 2001.

         For the quarter ended September 30, 2001, there were $427,363 in unrealized losses on securities (net of tax benefit), as compared to $5,845 in unrealized losses on securities (net of tax benefit) for the same period in 2000. These amounts reflect decreases in the market value of marketable securities held by the Company during the relevant periods.

         Earnings per share for the quarter ended September 30, 2001 were $.06, compared to $.06 for the same quarter of 2000.


(2) Liquidity and Capital Resources

         As of September 30, 2001, as compared to September 30, 2000, the Company had working capital in the amount of $7,024,800 as compared to $7,541,309, respectively, a decrease of $516,509. This decrease is attributable to an increase in current liabilities, as described below.

         Total current liabilities as of September 30, 2001 was $1,589,731, a $624,819 increase from $964,912 as of September 30, 2000. This increase is primarily due primarily to an increase in current maturities of notes payable resulting from the reclassification of a mortgage note payable due in November 2001 from a long-term liability to a current liability. Likewise, there was a corresponding decrease in long-term liabilities. The Company intends to refinance the note before the maturity date.

         Net property and equipment as of September 30, 2001 was $4,981,216 a $105,280 increase from $4,875,936 as of September 30, 2000. This increase is due to the purchase of $818,803 of machinery and equipment, vehicles and building improvements, and is offset by increased depreciation of $713,523.

         The Company expects all cash requirements can be met internally for the next 12-month period.

         The Company is not aware of any circumstances or trends, which would have a negative impact upon future sales or earnings. There have been no material fluctuations in the standard seasonal variations of the Company's business. The accompanying financial statements include all adjustments, which in the opinion of management are necessary in order to make the financial statements not misleading.


(3) Other Developments

         During the quarter ended September 30, 2001, the Company closed its a "Russian" theme restaurant and supper club facility, known as "Moscow Nites." Management believes that the decision to close the restaurant will allow the Company to focus on its core kefir manufacturing business.

         The Company is continuing to vigorously defend a pending lawsuit filed by the Niles Park District of Illinois, relating to the real estate the Company owns at the restaurant site. The Park District, through the lawsuit, is attempting to exercise its rights of eminent domain to acquire and take possession of the Company's property.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         There have been no material developments in the pending "eminent domain" legal proceeding described in the Company's annual report on Form 10-KSB for the year ended December 31, 2000.

         On August 21, 2001, Fresh Made, Inc. filed a lawsuit against the Company in the United States District Court for the Eastern District of Pennsylvania. The lawsuit also named Michael Smolyansky and Danone Foods, Inc. as defendants. The lawsuit primarily alleges claims of abuse of process, restraint of trade, unfair competition, interference with business relationships, and antitrust claims, and requests an injunction against the defendants and unspecified monetary damages alleged to be in excess of one million dollars.

         The Company believes that the lawsuit is without merit. The Company filed a motion to dismiss the complaint filed by Fresh Made. The Company has been informed that Fresh Made withdrew its original complaint and filed an amended complaint on November 9, 2001. The amended complaint has not been served on the Company, and will be evaluated upon receipt. It is the Company's belief that the lawsuit was filed by Fresh Made solely in retaliation to the Company's efforts in enforcing its rights under a settlement agreement which the parties entered into in connection with a prior trademark infringement lawsuit filed against Fresh Made by the Company. The Company will continue to vigorously defend the lawsuit and will avail itself of all remedies available under the law, including the filing of a counterclaim.

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

         10.1 Lifeway Foods, Inc. Consulting and Services Compensation Plan, dated September 5, 1995. (Incorporated by reference to Exhibit
                  10.1 of the Company's Registration Statement on Form S-8, File No. 33-93306.)

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


Date: November 13, 2001