Form 10KSB
period 2001-12-31
LIFEWAY FOODS INC
filed 2002-03-28
CIK 814586

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X]         ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934

            For the fiscal year ended December 31, 2001

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

           Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

           State issuer's revenues for its most recent fiscal year. $10,683,983
                                                                    -----------

           State the aggregate market value of the common stock held by non-affiliates, approximately 1,198,816 shares, computed by reference to the price at which the stock was sold as of a specified date within the past 60 days. $8,691,416 as of March 22, 2002, based on the closing price of $7.25 per share as quoted on NASDAQ.

           State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 4,268,844 shares of Common Stock as of March 22, 2002.

                      DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Notice of Annual Meeting and Proxy Statement for the Registrant's 2002 Annual Meeting of Shareholders, scheduled to be held June 1, 2002, are incorporated by reference in Part III.

Transitional Small Business Disclosure Format (check one):   Yes [ ]   No [X]
================================================================================

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

ITEM 1. DESCRIPTION OF BUSINESS.

           Lifeway Foods, Inc. (the "Company") commenced operations in February 1986, and was incorporated under the laws of the State of Illinois on May 19, 1986. The Company's principal business activity is the manufacturing of probiotic, cultured functional dairy and non-dairy health food products. The Company's primary products are kefir, a drinkable dairy beverage similar to but distinct from yogurt, in several flavors sold under the name "Lifeway Kefir"; a line of various drinkable yogurts sold under the name "La Fruta," and "Tuscan"; a dairy based immune-supporting dietary supplement beverage called Basics Plus. The Company also produces several soy-based kefir beverages under the name "Soy Treat." In addition to the drinkable products, the Company manufactures a line of various farmer cheeses sold under the name "Lifeway Farmer Cheese"; and a fruit sugar-flavored spreadable cheese similar in consistency to cream cheese sold under the name of "Sweet Kiss." The Company also markets a vegetable-based seasoning under the name "Golden Zesta." The Company distributes its products primarily throughout the United States. The Company also distributes some of its products internationally by exporting to Eastern Europe and Canada.

           PRODUCTS

           The Company's primary product is kefir, which, like the better-known product of yogurt, is a cultured dairy beverage. Kefir has a slightly effervescent quality, with a taste similar to yogurt and a consistency similar to buttermilk. It is a distinct product from yogurt because it uses the unique microorganisms of kefir as the culture. The Company's basic kefir is a drinkable product intended for use as a breakfast meal or a snack, or as a base for lower-calorie dressings, dips, soups or sauces. The kefir is also used as the base of the Company's farmer cheese, a cheese without salt, sugar or animal rennet. In addition, kefir is the primary ingredient of the Company's "Sweet Kiss" product, a fruit sugar-flavored, cream cheese-like spread which is intended to be used as a dessert spread or frosting.

           Kefir contains a unique mixture of several live microorganisms and body nutrients such as proteins, minerals and vitamins. Kefir is highly digestible and, due to its acidity and enzymes, stimulates digestion of other foods. Kefir is considered to be the most favorable milk product for people suffering from genetically stipulated lactose intolerance. Studies indicate that kefir seems to stimulate protein digestion and appetite, decrease the cholesterol content in blood, and improve salivation and excretion of stomach and pancreatic enzymes and peristalsis. As compared to yogurt, many Naturopathic doctors consider kefir to be the best remedy for digestive troubles because it has a very low curd tension (the curd breaks up very easily into small particles). The curd of yogurt, on the other hand, holds together or breaks into lumps. The small size of the kefir curd facilitates digestion by presenting a large surface for the digestive agents to work on.

           Kefir is a good source of calcium, protein, and Vitamin B-complex. In addition, because the fermentation process produces a less sour tasting product than yogurt, less sugar is required to make a desirable product, and the end product contains fewer calories. All of the Company's products are certified Kosher.

           The Company's currently sells the products listed below to various retail establishments including supermarkets, health food stores, grocery stores, gourmet shops, delicatessens and specialty food stores.

           LIFEWAY KEFIR. "Lifeway Kefir" is a drinkable kefir product manufactured in eleven flavors - plain (regular and low-fat), raspberry, blueberry, strawberry, cherry, peach, banana-strawberry, cappuccino, chocolate and vanilla -- in 32 ounce containers featuring color-coded caps and labels describing nutritional information. In March 1996, the Company began marketing its fat-free, low cholesterol kefir in six flavors. The kefir product is currently marketed under the name "Lifeway's Kefir," and is sold from the dairy section.

           BASICS PLUS. "Basics Plus" is a patented kefir-based beverage product designed to improve gastrointestinal functions and, thus, enhance the immune system. This product contains certain "passive immunity products" produced by GalaGen, Inc.

           TUSCAN BRAND DRINKABLE YOGURT. "Tuscan Brand Drinkable Yogurt" is a cultured dairy beverage mainly marketed on the East Coast and manufactured in five flavors.

           LA FRUTA DRINKABLE YOGURT. "La Fruta" is a yogurt like drink similar to a milkshake or smoothie that is specifically formulated to accommodate the Hispanic market, the fastest growing demographic in the U.S. La Fruta is manufactured in four flavors: strawberry, mango, pina colada, and banana-strawberry.

           LIFEWAY ORGANIC KEFIR. "Certified-Organic Kefir" meets all the organic standards and specifications and is manufactured in four flavors. Organic kefir is sweetened with organic cane juice.

           LIFEWAY ORGANIC SOYTREAT. "SoyTreat" is a soy alternative to dairy kefir and made from organic soy milk, which is derived from non-genetically modified soybeans. SoyTreat can be consumed by those who desire the benefits of kefir, but are either lactose intolerant or vegan. SoyTreat also provides 6.25g of soy protein per serving, and features the FDA health claim, "25g of soy protein a day as part of a diet low in saturated fat can help lower cholesterol and reduce the risk of heart disease."

           FARMER CHEESE. "Farmer Cheese" is based on a cultured soft cheese and is intended to be used in a variety of recipes as a low fat, low-cholesterol, low-calorie substitute for cream cheese or ricotta, and is available in various styles.

           ELITA; BAMBINO. "Elita" and "Bambino cheese are low-fat, low-cholesterol kefir based cheese spreads which are marketed as an alternative to cream cheese.

           KRESTYANSKI TWOROG. "Krestyanski Tworog" is a European kefir-based soft style cheese which can also be used in a variety of recipes, eaten with a spoon, used as a cheese spread, or substituted in recipes for cream cheese, ricotta cheese, or cottage cheese.

           KEFIR STARTER. "Kefir Starter" is a powder form of kefir that is sold in envelope packets and allows a consumer to make their own drinkable kefir at home by adding milk, and Lifeway is developing sales of the product internationally and via the internet.

           GOLDEN ZESTA. "Golden Zesta" is a vegetable-based seasoning, which, because of its low sodium content, may also be used as a salt substitute.

           The Company intends to continue to develop new products, such as salad dressing and a frozen dessert product based on kefir and Farmer's Cheese, although there is no assurance that such products can be developed successfully or marketed profitably.

           DISTRIBUTION

           With its ten Company-owned trucks, the Company distributes its products directly to over 1,200 stores in the State of Illinois, including major retail chains such as Jewel Food Stores, Dominick's Finer Foods, Treasure Island Food Marts, Whole Foods and other independent stores.

           In addition to the State of Illinois, the Company's products are distributed to over 10,000 stores throughout the United States. The Company has verbal distribution arrangements with various distributors throughout the United States. These verbal distribution arrangements, in the opinion of the Company, allow management the necessary latitude to expand into new areas and markets and establish new relationships with distributors on an ongoing basis. The Company has not offered any exclusive territories to any distributors.

           These distributors are provided Lifeway products at wholesale prices for distribution to their retail accounts. The Company believes that the price at which its products are sold to its distributors is competitive with the prices generally paid by distributors for similar products in the markets served. In all areas served, distributors currently deliver the products directly to the refrigerated cases of dairy sections of the retail stores. Each distributor carries a line of Lifeway's products on its trucks, and checks the retail stores for space allocated to Lifeway's products, determines inventory requirements, and places Lifeway products directly into the case. The Company prefers such method of distribution in order to serve the needs of each retail store, and to ensure consistency and quality of product handling, quality control, flavor selection and retail display. Under the distribution arrangements, each distributor must meet certain prescribed product handling, service and administrative requirements including, among others, frequency of delivery, replacement of damaged, old or substandard packages, and delivery of products directly to the refrigerated case.

           Additionally, the Company distributes its products internationally by exporting to Canada and Russia.

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

           In addition to local radio stations, newspapers and magazines, the Company receives further exposure of its products through the internet, catalog advertising and promotion, inside store demonstrations throughout the U.S, and participation in various trade shows. The Company also sponsors several different sporting events as an additional marketing tool.

           On December 24, 1999, the Company entered into a Support Agreement with a subsidiary of Group Danone. The primary purpose of the Support Agreement, which provides for an initial term of three years and is renewable annually thereafter, is to allow the Company access to Danone's brokers and distributors in the United States.

           COMPETITION

           Although the Company faces a small amount of direct competition in the United States for the kefir market, the Company's kefir-based products are subject to competition from other yogurt and other dairy products. Many producers of yogurt and other dairy products are well-established and have significantly greater financial resources than the Company.

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

           MAJOR CUSTOMERS

           The Company distributes its products to more than 400 accounts throughout the U.S. Concentrations of credit with regard to trade accounts receivable and sales are limited due to the fact that the Company's customers are spread across different geographic areas. The customers are concentrated in the retail food industry. In 2001, no customer comprised over 10 % of sales.

           PATENTS, TRADEMARKS, LICENSES, ROYALTY AGREEMENTS

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

           On March 20, 2001, the Company received trademark approval from the U.S. Patent and Trademark office for the trademark "Garden Harmony", for its unripened cheese spreads.

           On November 6, 2001, the Company received trademark approval from the U.S. Patent and Trademark office for the trademark "Korovka", for its dairy based spreads.

           In addition, the Company maintains various state licenses and permits required to operate its businesses.

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

           RESEARCH AND DEVELOPMENT

           The Company continues its program of new product development, centered around the nutritional, probiotic and "low calorie" features of its proprietary kefir formulas.

           The Company conducts primarily all of its research internally, but at times will employ the services of an outside testing facility. During 2001, the amount the Company expended for research and new product development was not material to the financial position of the Company.

           EMPLOYEES

           The Company currently employs approximately 50 employees. All of those employees are engaged in the manufacturing process of the Company's kefir and kefir-based products. None of the Company's employees are covered by collective bargaining agreements.

ITEM 2. DESCRIPTION OF PROPERTY.

           On May 16, 1988, the Company purchased a 26,000 square foot parcel of real property, including an 8,500 square foot one-story building, located at 7625 N. Austin Avenue, Skokie, Illinois. The loan to the Company from 1st National Bank of Morton Grove, collateralized by the real estate, was refinanced in 1998 and is payable in monthly installments of $1,767, including interest at 7.25%, with a balloon payment of $139,838 due November, 2003. At December 31, 2001, the loan had a balance of $155,506.

           On October 9, 1992, the Company purchased certain real estate located at 7800 N. Caldwell, Niles, Illinois. This property consists of approximately 75,000 square feet of commercially zoned property, and a 7,750 square foot building. The loan to the Company from American National Bank and Trust Company of Chicago, collateralized by the real estate, was refinanced in 1998 and has a balloon payment of $343,151 due in August 2003 and carries an interest rate of 7.25% per annum. The Company's monthly payments are $3,161. At December 31, 2001, the loan had a balance of $366,253.

           On October 16, 1996, the Company purchased a 110,000 square foot parcel of real property, zoned commercial, including a 46,000 square foot one-story building, located at 6431 Oakton Avenue, Morton Grove, Illinois. The loan to the Company from American National Bank and Trust Company of Chicago, collateralized by the real estate, was refinanced in November 2001 and has a balloon payment of $412,142 due in November 2006. The mortgage note is payable in monthly installments of principal of $3,435 plus interest at 6.51%. At December 31, 2001, the loan had a balance of $614,779.

           For financial statement and tax purposes, the Company depreciates its buildings and improvements on a straight line basis over 31 and 39 years.

           The Company believes it has adequate insurance coverage for all its properties.


ITEM 3. LEGAL PROCEEDINGS.

           A. On June 22, 2000, the Niles Park District of Illinois filed a lawsuit in the Circuit Court of Cook County, Illinois, naming the Company as a defendant. The Park District, through the lawsuit, is attempting to exercise its rights of eminent domain to acquire and take possession of the Company's property situated at 7800 N. Caldwell Avenue, Niles, Illinois, where the Company operated the Moscow Nights Restaurant until August 2001. The Company is vigorously defending the lawsuit.

           B. On August 21, 2001, Fresh Made, Inc. filed a lawsuit against the Company in the United States District Court for the Eastern District of Pennsylvania. The lawsuit also named Michael Smolyansky and Danone Foods, Inc. as defendants. The lawsuit primarily alleges claims of abuse of process, restraint of trade, unfair competition, interference with business relationships, and antitrust claims, and requests an injunction against the defendants and unspecified monetary damages alleged to be in excess of one million dollars. Danone Foods, Inc. was subsequently dismissed as a defendant.

           The Company believes that the lawsuit was filed in retaliation of the Company's attempts to force Fresh Made, Inc. to comply with a settlement agreement the parties had executed in connection with a prior trademark infringement lawsuit filed by the Company against Fresh Made in Illinois. The Company believes that the Pennsylvania lawsuit is frivolous and without merit, and will vigorously defend the lawsuit and pursue counterclaims against Fresh Made. The Company has filed a Motion to Dismiss the Complaint, which is pending.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

           No matter was submitted during the fourth quarter of the fiscal year ended December 31, 2001, to a vote of security holders through the solicitation of proxies or otherwise.

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

           The range of high and low bid quotations for the Company's Common Stock for the quarterly periods within the two most recent fiscal years, as reported by NASDAQ, is set forth in the following table:

                                            Low Bid     High Bid
                                            -------     --------

                     1st Qtr.   2000         $5.00       $7.75
                     2nd Qtr.   2000         $5.00       $8.00
                     3rd Qtr.   2000         $4.25       $6.5625
                     4th Qtr.   2000         $4.25       $6.25

                     1st Qtr.   2001         $4.50       $7.00
                     2nd Qtr.   2001         $4.75       $7.75
                     3rd Qtr.   2001         $6.25       $8.00
                     4th Qtr.   2001         $5.55       $7.95

HOLDERS

           As of March 22, 2002, there were approximately 109 holders of record of the Company's Common Stock (not including beneficial owners holding in "street-name").

DIVIDENDS

           The Company has paid no cash dividends on its Common Stock and management does not anticipate that such dividends will be paid in the foreseeable future.

SALES OF UNREGISTERED SECURITIES

           There were no sales of unregistered securities in 2001.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

RESULTS OF OPERATIONS

           The year ended December 31, 2001 was another record year for the Company, with all-time highs for Sales, Net Income, and Earnings Per Share. The relevant details of the Company's Results of Operations are as follows:

           For the year ended December 31, 2001, Sales were $10,683,983, which is a $1,507,244 (or 16%) increase from $9,176,739 in 2000. This increase is attributable to increased sales of existing products, as well as the introduction of several new products during the year.

           Cost of Goods Sold as a percentage of Sales was 60% in 2001, compared to 58% in 2000.

           Operating Expenses for 2001 were $2,797,747, which is only a $90,792 (or 3%) increase from $2,706,955 in 2000. Despite the increased operations in 2001, the Company was able to stabilize overall operating expenses during the year. In addition, depreciation expenses (a non-cash expense) incurred during 2001 were approximately $173,000 more than in 2000.

           Net Income for 2001 was $1,220,927, which is a $293,827 increase (or 32%) from $927,100 in 2000.

           Earnings per share in 2001 was $.28, which is a $.07 per share (or 33%) increase from 2000.

           The Company is not aware of any circumstances or trends which would have a negative impact upon future sales or earnings. There have been no material fluctuations in the standard seasonal variations of the Company's business.

LIQUIDITY AND CAPITAL RESOURCES

           As of December 31, 2001, the Company had working capital in the amount of $8,082,089, cash and cash equivalents in the amount of $936,949, and marketable securities of $5,754,986. The Company expects all cash requirements can be met internally for the next 12-month period.

           Net cash provided by operating activities increased by $282,684 (or 19%), to $1,796,724 in 2001, from $1,514,040 in 2000.

           Net cash used in investing activities decreased by $2,711,731 (or 59%), to $1,915,523 in 2001, from $4,627,254 in 2000. This substantial decrease is primarily due to an overall decrease in the net difference between purchases and sales of marketable securities in 2001, as compared to 2000. In 2000, the Company had substantial purchases (net of sales) of marketable securities to invest almost $5 million the Company received in late 1999 as an equity investment from Groupe Danone.

           Net cash used in financing activities was $381,353 in 2002, compared to $90,608 in 2000. This difference was due to the purchase of 45,000 shares of the company's common stock in market transactions in December 2001, which shares now constitute treasury stock, at a cost of $287,033. In the fourth quarter of 2001, based upon its belief that the Company's common stock was undervalued, the Company's board of directors authorized a repurchase program of up to 50,000 shares of the Company's common stock within a one year period from the date of the first purchase under the program.

           The Company held marketable securities with a fair market value of $5,754,986 as of December 31 ,2001. These marketable securities have a cost basis of $6,994,354, which represents $1,239,368 in unrealized losses (net of unrealized gains) as of December 31, 2001.

OTHER DEVELOPMENTS

           As a result of a pending lawsuit filed by the Niles Park District of Illinois in its attempt to acquire and take possession of the real estate owned by the Company's subsidiary, LFI Enterprises, Inc., the Company closed the "Moscow Nites" restaurant and supper club facility effective August 1, 2001. Management believes that the decision to close the restaurant will allow the Company to focus on its core business of manufacturing probiotic, cultured, functional dairy and non-dairy health food products. The Company is continuing to vigorously defend the lawsuit.

ITEM 7. FINANCIAL STATEMENTS.

           The consolidated financial statements that constitute Item 7 of this report and a table of contents thereto commence on page F-1 through F-17, which pages follow this page.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

             None.

                       LIFEWAY FOODS, INC. AND SUBSIDIARY
                                  ANNUAL REPORT
                           DECEMBER 31, 2001 AND 2000


                                Table of Contents

                                                                            Page
                                                                             No.

Independent Auditors' Report.............................................    F2

Consolidated Statement of Financial Condition............................    F3

Consolidated Statements of Income and Comprehensive Income...............    F4

Consolidated Statements of Changes in Stockholders' Equity...............    F5

Consolidated Statements of Cash Flows....................................    F6

Notes to Consolidated Financial Statements............................... F7-F12

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders
LIFEWAY FOODS, INC. AND SUBSIDIARY
Morton Grove, Illinois


We have audited the accompanying consolidated statement of financial condition of LIFEWAY FOODS, INC. AND SUBSIDIARY as of December 31, 2001, and the related consolidated statements of income and comprehensive income, changes in stockholders' equity, and cash flows for the years ended December 31, 2001 and 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of LIFEWAY FOODS, INC. AND SUBSIDIARY as of December 31, 2001, and the results of its operations and its cash flows for the years ended December 31, 2001 and 2000, in conformity with accounting principles generally accepted in the United States of America.


Gleeson, Sklar, Sawyers & Cumpata LLP
Elgin, Illinois
February 18, 2002

                       LIFEWAY FOODS, INC. AND SUBSIDIARY
                  CONSOLIDATED STATEMENT OF FINANCIAL CONDITION
                                DECEMBER 31, 2001



ASSETS
------
Current assets
Cash and cash equivalents                                          $    936,949
Marketable securities                                                 5,754,986
Accounts receivable, net of allowance for doubtful
accounts of $15,000                                                   1,316,626
Other receivables                                                        52,602
Inventories                                                             800,773
Prepaid expenses and other current assets                                33,686
Deferred income taxes                                                   560,543
                                                                   ------------
TOTAL CURRENT ASSETS                                                  9,456,165

PROPERTY, PLANT, AND EQUIPMENT, NET                                   5,020,865
                                                                   ------------
TOTAL ASSETS                                                       $ 14,477,030
                                                                   ============



LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
CURRENT LIABILITIES
Current maturities of notes payable                                $     90,249
Margin account                                                          431,795
Accounts payable                                                        543,401
Accrued expenses                                                        163,715
Income taxes payable                                                    144,916
                                                                   ------------
TOTAL CURRENT LIABILITIES                                             1,374,076

NOTES PAYABLE                                                         1,116,410

DEFERRED INCOME TAXES                                                   436,265

STOCKHOLDERS' EQUITY
Common stock                                                          6,509,267
Stock subscription receivable                                           (15,000)
Treasury stock, at cost                                                (287,033)
Retained earnings                                                     6,071,793
Accumulated other comprehensive income, net of tax                     (728,748)
                                                                   ------------
TOTAL STOCKHOLDERS' EQUITY                                           11,550,279
                                                                   ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                         $ 14,477,030
                                                                   ============



                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                       LIFEWAY FOODS, INC. AND SUBSIDIARY
           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000

                                                                    2001                   2000
                                                                ------------           ------------
SALES                                                           $ 10,683,983           $  9,176,739

Cost of goods sold                                                 6,448,992              5,307,681
                                                                ------------           ------------

GROSS PROFIT                                                       4,234,991              3,869,058

Operating expenses                                                 2,797,747              2,706,955
                                                                ------------           ------------

INCOME FROM OPERATIONS                                             1,437,244              1,162,103

Other income (expense):
Interest and dividend income                                         232,173                368,987
Interest expense                                                    (107,425)               (92,500)
Gain on sale of marketable securities, net                           249,522                 14,800
                                                                ------------           ------------
Total other income                                                   374,270                291,287
                                                                ------------           ------------

INCOME BEFORE PROVISION FOR INCOME TAXES                           1,811,514              1,453,390

Provision for income taxes                                           590,587                526,290
                                                                ------------           ------------

NET INCOME                                                      $  1,220,927           $    927,100
                                                                ============           ============

EARNINGS PER SHARE COMMON SHARE                                 $       0.28           $       0.21
                                                                ============           ============

WEIGHTED AVERAGE SHARES OUTSTANDING                                4,318,158              4,318,444
                                                                ============           ============
COMPREHENSIVE INCOME

NET INCOME                                                      $  1,220,927           $    927,100

Other comprehensive income, net of tax:
Unrealized losses on marketable securities (net of tax
benefits of $381,128 and $129,492)                                  (537,505)              (205,113)
Less reclassification adjustment for losses
included in net income                                                13,870                  6,791
                                                                ------------           ------------

COMPREHENSIVE INCOME                                            $    697,292           $    728,778
                                                                ============           ============

                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                       LIFEWAY FOODS, INC. AND SUBSIDIARY
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000

                                  COMMON STOCK, NO PAR VALUE
                                      10,000,000 SHARES                                                                 ACCUMULATED
                                          AUTHORIZED        # OF SHARES                                                    OTHER
                                   ------------------------     OF                   STOCK                             COMPREHENSIVE
                                   # OF SHARES  # OF SHARES  TREASURY   COMMON    SUBSCRIPTION   TREASURY     RETAINED     INCOME,
                                     ISSUED     OUTSTANDING   STOCK      STOCK     RECEIVABLE     STOCK       EARNINGS   NET OF TAX
                                    ---------   ----------    ------   ----------   --------    ---------    ----------  ---------
BALANCES AT DECEMBER 31, 1999       4,318,444    4,318,444      --     $6,509,267   $(15,000)   $    --      $3,923,766  $  (6,791)

Other comprehensive income:
Unrealized losses on securities,
net of taxes and reclassification
adjustment                               --           --        --           --         --           --            --     (198,322)

Net income for the year
ended December 31, 2000                  --           --        --           --         --           --         927,100       --
                                    ---------   ----------    ------   ----------   --------    ---------    ----------  ---------

BALANCES AT DECEMBER 31, 2000       4,318,444    4,318,444      --      6,509,267    (15,000)        --       4,850,866   (205,113)

Purchase of treasury stock               --        (45,000)   45,000         --         --       (287,033)         --         --

Other comprehensive income:
Unrealized losses on securities,
net of taxes and reclassification
adjustment                               --           --        --           --         --           --            --     (523,635)

Net income for the year
ended December 31, 2001                  --           --        --           --         --           --       1,220,927       --
                                    ---------   ----------    ------   ----------   --------    ---------    ----------  ---------

BALANCES AT DECEMBER 31, 2001       4,318,444    4,273,444    45,000   $6,509,267   $(15,000)   $(287,033)   $6,071,793  $(728,748)
                                    =========   ==========    ======   ==========   ========    =========    ==========  =========

                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                       LIFEWAY FOODS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000

                                                                   2001                  2000
                                                                -----------           -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
-------------------------------------
NET INCOME                                                      $ 1,220,927           $   927,100
Adjustments to reconcile net income to net
  cash flows from operating activities:
    Depreciation and amortization                                   777,350               609,520
    Gain on sale of marketable securities, net                     (249,522)              (14,800)
    Deferred income taxes                                            47,952               149,870
    Provision for doubtful accounts                                  15,000                  --
    (Increase) decrease in operating assets:
      Accounts receivable                                          (149,966)             (215,935)
      Other receivables                                             (52,602)               57,193
      Inventories                                                   119,238               (76,052)
      Prepaid expenses and other current assets                     (33,686)                 --
    Increase (decrease) in operating liabilities:
      Accounts payable                                               25,776               (37,068)
      Accrued expenses                                               (4,105)               49,658
      Income taxes payable                                           80,362                64,554
                                                                -----------           -----------
NET CASH PROVIDED BY OPERATING ACTIVITIES                         1,796,724             1,514,040

CASH FLOWS FROM INVESTING ACTIVITIES:
-------------------------------------
  Purchase of marketable securities                              (9,246,972)           (8,807,854)
  Sales of marketable securities                                  7,687,102             5,201,892
  Purchases of property, plant and equipment                       (712,798)           (1,095,942)
  Change in margin account                                          357,145                74,650
                                                                -----------           -----------
NET CASH USED IN INVESTING ACTIVITIES                            (1,915,523)           (4,627,254)

CASH FLOWS FROM FINANCING ACTIVITIES:
-------------------------------------
  Repayment of notes payable                                        (94,320)              (90,608)
  Purchase of treasury stock                                       (287,033)                 --
                                                                -----------           -----------
NET CASH USED IN FINANCING ACTIVITIES                              (381,353)              (90,608)
                                                                -----------           -----------

NET DECREASE IN CASH AND CASH EQUIVALENTS                          (500,152)           (3,203,822)

Cash and cash equivalents at the beginning of the year            1,437,101             4,640,923
                                                                -----------           -----------

CASH AND CASH EQUIVALENTS AT END OF YEAR                        $   936,949           $ 1,437,101
                                                                ===========           ===========


                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                       LIFEWAY FOODS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000

Note 1 - NATURE OF BUSINESS

     Lifeway Foods, Inc. (The "Company") commenced operations in February 1986 and incorporated under the laws of the state of Illinois on May 19, 1986. The Company's principal business activity is the production of dairy products. Specifically, the Company produces Kefir, a drinkable product which is similar to but distinct from yogurt, in several flavors sold under the name "Lifeway's Kefir;" a plain farmer's cheese sold under the name "Lifeway's Farmer's Cheese;" a fruit sugar-flavored product similar in consistency to cream cheese sold under the name of "Sweet Kiss;" and a dairy beverage, similar to Kefir, with increased protein and calcium, sold under the name "Basics Plus." The Company also produces several soy-based products under the name "Soy Treat" and a vegetable-based seasoning under the name "Golden Zesta." The Company currently distributes its products throughout the Chicago Metropolitan area through local food stores. In addition, the products are sold throughout the United States and Ontario, Canada. The Company also distributes some of its products internationally by exporting to Eastern Europe. For the years ended December 31, 2001 and 2000, export sales of the Company were approximately $19,000 and $154,000, respectively.

     On September 30, 1992, the Company formed a wholly owned subsidiary corporation, LFI Enterprises, Inc., (LFIE) incorporated in the state of Illinois. LFIE was formed for the purpose of operating a "Russian" theme restaurant and supper club on property acquired by the Company on October 9, 1992. The restaurant/supper club commenced operations in late November 1992. As of July 2001, the restaurant/supper club terminated all operations.

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

         Use of estimates
         ----------------
         The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         Cash and cash equivalents
         -------------------------
         All highly liquid investments purchased with an original maturity of three months or less are considered to be cash equivalents.

         The Company maintains cash deposits at several institutions located in the greater Chicago, Illinois metropolitan area. Deposits at each institution are insured up to $100,000 by the Federal Deposit Insurance Corporation or the Securities Investor Protector Corporation.

                       LIFEWAY FOODS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

         Bank balances of amounts reported by financial institutions are categorized as follows at December 31, 2001.

                Amounts insured                                 $  404,031
                Uninsured and uncollateralized amounts             490,713
                                                                ----------
                Total bank balances                             $  894,744
                                                                ==========

         Marketable securities
         ---------------------
         Marketable securities are classified as available-for-sale and are stated at market value. Gains and losses related to marketable securities sold are determined by the specific identification method.

         Accounts receivable
         -------------------
         The allowance for doubtful accounts is based on management's evaluation of outstanding accounts receivable at the end of the year.

         Inventories
         -----------
         Inventories are stated at lower of cost or market, cost being determined by the first-in, first-out method.

         Property and equipment
         ----------------------
         Property and equipment are stated at lower of depreciated cost or fair value. Depreciation is computed using the straight-line method. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts, and any resulting gain or loss is recognized in income for the period. The cost of maintenance and repairs is charged to income as incurred; significant renewals and betterments are capitalized.

         Property and equipment are being depreciated over the following useful lives:

                         Category                             Years
               -----------------------------------         -------------
               Buildings and improvements                   31 and 39
               Machinery and equipment                        5 - 12
               Office equipment                               5 - 7
               Vehicles                                         5

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

         The principal sources of temporary differences are different depreciation methods for financial statement and tax purposes, unrealized gains or losses related to marketable securities, capitalization of indirect costs for tax purposes, and the use of an allowance for doubtful accounts for financial statement purposes.

                       LIFEWAY FOODS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

         Advertising costs
         -----------------
         The Company expenses advertising costs as incurred. During 2001 and 2000, approximately $473,800 and $538,500, respectively, were expensed.

         Earning per common share
         ------------------------
         Earnings per common share were computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the year. For 2001 and 2000, diluted and basic earnings per share were the same, as the effect of dilutive securities options outstanding was not significant.


Note 3 - MARKETABLE SECURITIES

     The cost and fair value of marketable securities available for sale at December 31, 2001 are as follows:

                                                         Unrealized       Unrealized         Fair
                                            Cost            Gains           Losses           Value
                                        -----------      -----------     -----------      -----------
          December 31, 2001
          -----------------
          Equities                      $ 3,447,853      $    46,888     $(1,238,666)     $ 2,256,075
          Preferred securities              777,723            6,827          (6,240)         778,310
          Municipal bonds, maturing
            within five years             2,554,622             --           (63,184)       2,491,438
          Government agency
            obligations, maturing
            after five years                248,755             --            (7,392)         241,363
          Options, maturing within
            one year                        (34,600)          22,400            --            (12,200)
                                        -----------      -----------     -----------      -----------
          Total                         $ 6,994,354      $    76,115     $(1,315,483)     $ 5,754,986
                                        ===========      ===========     ===========      ===========

     Proceeds from the sale of marketable securities were $7,687,102 and $5,201,892, in 2001 and 2000, respectively.

     Gross gains of $249,522 and $14,800, were realized on these sales for 2001 and 2000, respectively.


Note 4 - INVENTORIES

     Inventories consist of the following at December 31, 2001:

                 Finished goods                       $   273,932
                 Production supplies                      280,897
                 Raw materials                            245,944
                                                      -----------
                                                      $   800,773
                                                      ===========

                       LIFEWAY FOODS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000

Note 5 - PROPERTY, PLANT, AND EQUIPMENT

     Property, plant, and equipment consist of the following at December 31, 2001:

                 Land                                      $    658,400
                 Building and improvements                    2,727,986
                 Machinery and equipment                      4,668,863
                 Vehicles                                       359,383
                 Office equipment                                84,945
                                                           ------------
                                                              8,499,577
                 Less accumulated depreciation                3,478,712
                                                           ------------
                 Total                                     $  5,020,865
                                                           ============

     Depreciation charged to income for the years ended December 31, 2001 and 2000 was $777,350 and $604,520, respectively .


Note 6 - NOTES PAYABLE

     Notes payable consist of the following at December 31, 2001:

          Mortgage note payable to a bank, payable in
          monthly installments of $1,767, including
          interest at 7.25%, with a balloon payment of
          $139,838 due November 2003. Collateralized by
          real estate.                                              $   155,506

          Mortgage note payable to a bank, payable in
          monthly installments of $3,161 including interest
          at 7.25%, with a balloon payment of $343,151 due
          August 2003. Collateralized by real estate.
                                                                        366,253
          Note payable to a bank, payable in monthly
          installments of $532, including interest at 7.5%,
          due December 2002. Collateralized by a vehicle.                 6,169

          Mortgage note payable to a bank, payable in
          monthly installments of principal of $3,435 plus
          interest at 6.51%, with a balloon payment of
          $412,142 due November 2006. Collateralized by
          real estate.                                                  614,779

          Notes payable to finance companies, payable in
          monthly installments of $1,851, including
          interest at 0%, due November 2004. Collateralized
          by vehicles.                                                   63,952
                                                                    -----------
                                                                      1,206,659
          Less current maturities                                        90,249
                                                                    -----------
          Total                                                     $ 1,116,410
                                                                    ===========

                       LIFEWAY FOODS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000

Note 6 - NOTES PAYABLE - Continued

     Maturities of notes payables are as follows:

         Year ending December 31,
                 2002                               $    90,249
                 2003                                   564,541
                 2004                                    60,731
                 2005                                    41,214
                 2006                                   449,924
                                                    ------------
                 Total                              $ 1,206,659
                                                    ============


Note 7 - PROVISION FOR INCOME TAXES

     The provision for income taxes consists of the following:

                                                2001              2000
                                              --------          --------
          Current:
             Federal                          $435,620          $297,416
             State                             107,015            79,004
                                              --------          --------
          Total current                        542,635           376,420
          Deferred                              47,952           149,870
                                              --------          --------
          Provision for income taxes          $590,587          $526,290
                                              ========          ========

     A reconciliation of the provision for income taxes and the income tax computed at the statutory rate are as follows:

                                                       2001             2000
                                                    ---------        ---------
          Federal income tax expense
            Computed at the statutory rate          $ 570,953        $ 494,153
          State taxes, expense                        132,240          104,354
          Temporary book/tax differences
            Depreciation                              (38,950)        (135,485)
            Other                                     (18,071)          81,581
          Permanent book/tax differences              (55,585)         (18,313)
                                                    ---------        ---------
          Provision for income taxes                $ 590,587        $ 526,290
                                                    =========        =========

     Amounts for deferred tax assets and liabilities are as follows at December 31, 2001:

          Non-current deferred tax liabilities arising from:
             Temporary differences - principally
               Book/tax, accumulated depreciation                    $(436,265)
          Current deferred tax assets arising from:
             Book/tax, unrealized losses on marketable securities      510,620
             Book/tax, other                                            49,923
                                                                     ---------
             Total deferred tax assets                                 560,543
                                                                     ---------
          Net deferred tax asset                                     $ 124,278
                                                                     =========

                       LIFEWAY FOODS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000

Note 8 - SUPPLEMENTAL CASH FLOW INFORMATION

     Cash paid for interest and income taxes are as follows:

                                  2001              2000
                                --------          --------
          Interest              $107,425          $ 92,500
          Income taxes          $505,500          $319,000

     Non-cash investing and financing transactions during 2001 include the purchase of vehicles via note payables for $65,802 and the refinancing of debt for $618,214.

Note 9 - STOCK OPTION PLANS

     The Company has a registration statement filed with the Securities and Exchange Commission in connection with a Consulting Service Compensation Plan covering up to 300,000 of the Company's common stock shares. Pursuant to the Plan, the Company may issue common stock or options to purchase common stock to certain consultants, service providers, and employees of the Company. There were 234,300 shares available for issuance under the Plan at December 31, 2001 and 2000.

     The option price, number of shares, grant date, and vesting terms are determined at the discretion of the Company's Board of Directors.

     As of December 31, 2001 and 2000, there were no stock options outstanding or exercisable.


Note 10 - FAIR VALUE OF FINANCIAL INSTRUMENTS

     The estimated fair value of the Company's financial instruments, none of which are held for trading purposes, are as follows at December 31, 2001:

                                              Carrying              Fair
                                               Amount               Value
                                             ----------          ----------
          Cash and cash equivalents          $  936,949          $  936,949
          Marketable securities              $5,754,986          $5,754,986
          Notes payable                      $1,206,659          $1,106,310

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

EXECUTIVE OFFICERS.  The executive officers of the Company are as follows:

Name                 Age  Position                                Officer Since
------------------- ----- --------------------------------------- -------------

Michael Smolyansky   54   CEO, CFO, President and Treasurer            1986
Valeriy Nikolenko    56   Vice President-Production and Secretary      1993

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

Exhibit    Description
Number

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


REPORTS ON FORM 8-K

           The Company did not file any Current Reports on Form 8-K during the quarter ended December 31, 2001.

                                   SIGNATURES

           In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunder duly authorized.

                              LIFEWAY FOODS, INC.


                              By  /S/ MICHAEL SMOLYANSKY
                                -----------------------------------------------
                                  Michael Smolyansky, Chief Executive Officer,
                                  Chief Financial and Accounting Officer,
                                  President, Treasurer and Director

                              Date: March 28, 2002

           In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



                              By  /S/ MICHAEL SMOLYANSKY
                                -----------------------------------------------
                                  Michael Smolyansky, Chief Executive Officer,
                                  Chief Financial and Accounting Officer,
                                  President, Treasurer and Director

                              Date: March 28, 2002


                              By  /S/ POL SIKAR
                                -----------------------------------------------
                                  Pol Sikar, Director

                              Date: March 28, 2002


                              By  /S/ RICK D. SALM
                                -----------------------------------------------
                                  Rick D. Salm, Director

                              Date: March 28, 2002