Form 10QSB
period 2002-03-31
LIFEWAY FOODS INC
filed 2002-05-15
CIK 814586

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

     [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended March 31, 2002

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: AS OF MAY 1, 2002, THE ISSUER HAD 4,268,844 SHARES OF COMMON STOCK, NO PAR VALUE, OUTSTANDING.

Transitional Small Business Disclosure Format (Check one):   Yes [ ]   No [X]
================================================================================

                                      INDEX

                                                                            PAGE
                                                                            ----
PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

     Lifeway Foods, Inc. and Subsidiary
     March 31, 2002 and 2001, and
     December 31, 2001                                                       F-1

     Consolidated Statements of Financial Condition
     December 31, 2001 and
     March 31, 2002 and 2001 (unaudited)                                     F-2

     Consolidated Statements of Income and
     Comprehensive Income (Loss)
     for the year ended December 31, 2001 and
     for the three months ended March 31, 2002 and 2001 (unaudited)          F-3

     Consolidated Statements of Changes in Stockholders' Equity
     for the year ended December 31, 2001 and
     for the three months ended March 31, 2002 (unaudited)                   F-4

     Consolidated Statements of Cash Flows
     for the year ended December 31, 2001 and
     for the three months ended March 31, 2002 and 2001 (unaudited)          F-5

     Notes to Financial Statements (unaudited)                        F-6 - F-13


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITIONS AND RESULTS OF OPERATIONS                            2


PART II - OTHER INFORMATION                                                   3


SIGNATURES                                                                    4

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                       LIFEWAY FOODS, INC. AND SUBSIDIARY
                              FINANCIAL STATEMENTS
                             MARCH 31, 2002 AND 2001

                       LIFEWAY FOODS, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                             MARCH 31, 2002 AND 2001
                             AND DECEMBER 31, 2001

                                                                       (Unaudited)
                                                                         March 31,
                                                            -----------------------------------            December 31,
                                                                2002                   2001                   2001
                                                            ------------           ------------           ------------
ASSETS
------
Current assets
 Cash and cash equivalents                                  $  1,160,120           $  1,832,127           $    936,949
 Marketable securities                                         5,155,707              4,279,098              5,754,986
 Accounts receivable, net of allowance for doubtful
  accounts of $15,000 at March 31, 2002 and
  December 31, 2001 and $0 at March 31, 2001                   1,468,561              1,437,486              1,316,626
 Other receivables                                                58,380                  5,434                 52,602
 Inventories                                                     859,261                794,740                800,773
 Prepaid expenses and other current assets                        33,550                   --                   33,686
 Deferred income taxes                                           719,411                169,138                560,543
                                                            ------------           ------------           ------------
 Total current assets                                          9,454,990              8,518,023              9,456,165

Property, plant, and equipment, net                            4,865,456              5,028,100              5,020,865
                                                            ------------           ------------           ------------

Total assets                                                $ 14,320,446           $ 13,546,123           $ 14,477,030
                                                            ============           ============           ============
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current liabilities
 Current maturities of notes payable                        $     74,150           $    688,141           $     90,249
 Margin account                                                  198,107                   --                  431,795
 Accounts payable                                                603,418                594,300                543,401
 Accrued expenses                                                166,125                174,831                163,715
 Income taxes payable                                            124,725                 93,171                144,916
                                                            ------------           ------------           ------------
 Total current liabilities                                     1,166,525              1,550,443              1,374,076

Notes payable                                                    955,549                522,843              1,116,410

Deferred income taxes                                            462,797                381,962                436,265

Stockholders' equity
 Common stock                                                  6,509,267              6,509,267              6,509,267
 Stock subscription receivable                                   (15,000)               (15,000)               (15,000)
 Treasury stock, at cost                                        (319,478)                  --                 (287,033)
 Retained earnings                                             6,519,351              5,179,579              6,071,793
 Accumulated other comprehensive loss, net of tax               (958,565)              (582,971)              (728,748)
                                                            ------------           ------------           ------------
 Total stockholders' equity                                   11,735,575             11,090,875             11,550,279
                                                            ------------           ------------           ------------

Total liabilities and stockholders' equity                  $ 14,320,446           $ 13,546,123           $ 14,477,030
                                                            ============           ============           ============

                 See accompanying notes to financial statements

                                       F2

                       LIFEWAY FOODS, INC. AND SUBSIDIARY
        CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (LOSS)
               FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                      AND THE YEAR ENDED DECEMBER 31, 2001

                                                                            (Unaudited)
                                                                              March 31,
                                                                -----------------------------------           December 31,
                                                                    2002                   2001                   2001
                                                                ------------           ------------           ------------
Sales                                                           $  2,887,853           $  2,636,440           $ 10,683,983

Cost of goods sold                                                 1,523,281              1,547,227              6,448,992
                                                                ------------           ------------           ------------

Gross profit                                                       1,364,572              1,089,213              4,234,991

Operating expenses                                                   648,540                657,219              2,797,747
                                                                ------------           ------------           ------------

Income from operations                                               716,032                431,994              1,437,244

Other income (expense):
 Interest and dividend income                                         37,274                 71,972                232,173
 Interest expense                                                    (20,091)               (24,888)              (107,425)
 Gain on sale of marketable securities, net                           36,020                 84,984                249,522
                                                                ------------           ------------           ------------
 Total other income                                                   53,203                132,068                374,270
                                                                ------------           ------------           ------------

Income before provision for income taxes                             769,235                564,062              1,811,514

Provision for income taxes                                           321,677                235,349                590,587
                                                                ------------           ------------           ------------

Net income                                                      $    447,558           $    328,713           $  1,220,927
                                                                ============           ============           ============

Earnings per share common share                                         0.10                   0.08                   0.28
                                                                ============           ============           ============

Weighted average shares outstanding                                4,269,736              4,318,444              4,318,158
                                                                ============           ============           ============
COMPREHENSIVE INCOME (LOSS)
---------------------------
Net income                                                      $    447,558           $    328,713           $  1,220,927

Other comprehensive income (loss), net of tax:
 Unrealized losses on marketable securities (net of tax
  benefits of $168,480, $381,128 and $129,492)                      (235,592)              (389,698)              (537,505)
 Less reclassification adjustment for gains
  included in net income                                               5,775                 11,840                 13,870
                                                                ------------           ------------           ------------

Comprehensive income (loss)                                     $    217,741           $    (49,145)          $    697,292
                                                                ============           ============           ============

                 See accompanying notes to financial statements

                                       F3

                       LIFEWAY FOODS, INC. AND SUBSIDIARY
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                    FOR THE THREE MONTHS ENDED MARCH 31, 2002
                      AND THE YEAR ENDED DECEMBER 31, 2001

                                             Common Stock, No Par Value
                                                10,000,000 Shares
                                                    Authorized             # of Shares
                                             -------------------------          of
                                            # of Shares    # of Shares       Treasury       Common
                                               Issued      Outstanding        Stock          Stock
                                             ----------     ----------      ----------     ----------
Balances at December 31, 2000                 4,318,444      4,318,444            --       $6,509,267

Other comprehensive income:
 Unrealized losses on securities, net of
 taxes and reclassification adjustment             --             --              --             --

Purchase of Treasury Stock                         --          (45,000)         45,000           --

Net income for the year
 ended December 31, 2000                           --             --              --             --
                                             ----------     ----------      ----------     ----------

Balances at December 31, 2001                 4,318,444      4,273,444          45,000      6,509,267

Purchase of treasury stock                         --           (4,600)          4,600           --

Other comprehensive income:
 Unrealized losses on securities, net of
 taxes and reclassification adjustment             --             --              --             --

Net income for the three months
 ended March 31, 2002                              --             --              --             --
                                             ----------     ----------      ----------     ----------

Balances at March 31, 2002 (Unaudited)        4,318,444      4,268,844          49,600     $6,509,267
                                             ==========     ==========      ==========     ==========

                                                                                           Accumulated
                                                                                              Other
                                               Stock                                      Comprehensive
                                            Subscription      Treasury        Retained       Income,
                                             Receivable         Stock         Earnings      Net of Tax
                                             ----------      ----------      ----------     ----------

Balances at December 31, 2000                $  (15,000)     $     --        $4,850,866     $ (205,113)

Other comprehensive income:
 Unrealized losses on securities, net of
 taxes and reclassification adjustment             --              --              --         (523,635)

Purchase of Treasury Stock                         --          (287,033)           --             --

Net income for the year
 ended December 31, 2000                           --              --         1,220,927           --
                                             ----------      ----------      ----------     ----------

Balances at December 31, 2001                   (15,000)       (287,033)      6,071,793       (728,748)

Purchase of treasury stock                         --           (32,445)           --             --

Other comprehensive income:
 Unrealized losses on securities, net of
 taxes and reclassification adjustment             --              --              --         (229,817)

Net income for the three months
 ended March 31, 2002                              --              --           447,558           --
                                             ----------      ----------      ----------     ----------

Balances at March 31, 2002 (Unaudited)       $  (15,000)     $ (319,478)     $6,519,351     $ (958,565)
                                             ==========      ==========      ==========     ==========

                 See accompanying notes to financial statements

                                       F4

                       LIFEWAY FOODS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                      AND THE YEAR ENDED DECEMBER 31, 2001

                                                                        (Unaudited)
                                                                          March 31,                   December 31,
                                                              -------------------------------         -----------
                                                                  2002                2001                2001
                                                              -----------         -----------         -----------
Cash flows from operating activities:
  Net income                                                  $   447,558         $   328,713         $ 1,220,927
  Adjustments to reconcile net income to net
    cash flows from operating activities:
      Depreciation and amortization                               204,201             179,971             777,350
      Gain on sale of marketable securities, net                  (36,020)            (84,984)           (249,522)
      Deferred income taxes                                       (27,381)              3,926              47,952
      Provision for doubtful accounts                                --                  --                15,000
      (Increase) decrease in operating assets:
        Accounts receivable                                      (151,935)           (255,826)           (149,966)
        Other receivables                                          (5,778)             (5,434)            (52,602)
        Inventories                                               (58,488)            125,271             119,238
        Prepaid expenses and other current assets                     136                --               (33,686)
      Increase (decrease) in operating liabilities:
        Accounts payable                                           60,017              76,675              25,776
        Accrued expenses                                            2,410             (67,639)             (4,105)
        Income taxes payable                                      (20,191)             28,617              80,362
                                                              -----------         -----------         -----------
Net cash provided by operating activities                         414,529             329,290           1,796,724

Cash flows from investing activities:
  Purchase of marketable securities                              (273,955)         (4,017,334)         (9,246,972)
  Sales of marketable securities                                  574,482           4,295,719           7,687,102
  Purchases of property, plant and equipment                      (48,792)           (188,456)           (712,798)
  Change in margin account                                       (233,688)               --               357,145
                                                              -----------         -----------         -----------
Net cash provided by (used in)
  investing activities                                             18,047              89,929          (1,915,523)

Cash flows from financing activities:
  Repayment of notes payable                                     (176,960)            (24,193)            (94,320)
  Purchase of treasury stock                                      (32,445)               --              (287,033)
                                                              -----------         -----------         -----------
Net cash used in financing activities                            (209,405)            (24,193)           (381,353)
                                                              -----------         -----------         -----------

Net increase (decrease) in
  cash and cash equivalents                                       223,171             395,026            (500,152)
Cash and cash equivalents at the beginning of the year            936,949           1,437,101           1,437,101
                                                              -----------         -----------         -----------
Cash and cash equivalents at end of year                      $ 1,160,120         $ 1,832,127         $   936,949
                                                              ===========         ===========         ===========

                 See accompanying notes to financial statements

                                       F5

                       LIFEWAY FOODS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2002 AND 2001

Note 1 - NATURE OF BUSINESS

Lifeway Foods, Inc. (The "Company") commenced operations in February 1986 and incorporated under the laws of the state of Illinois on May 19, 1986. The Company's principal business activity is the production of dairy products. Specifically, the Company produces Kefir, a drinkable product which is similar to but distinct from yogurt, in several flavors sold under the name "Lifeway's Kefir;" a plain farmer's cheese sold under the name "Lifeway's Farmer's Cheese;" a fruit sugar-flavored product similar in consistency to cream cheese sold under the name of "Sweet Kiss;" and a dairy beverage, similar to Kefir, with increased protein and calcium, sold under the name "Basics Plus." The Company also produces several soy-based products under the name "Soy Treat" and a vegetable-based seasoning under the name "Golden Zesta." The Company currently distributes its products throughout the Chicago Metropolitan area through local food stores. In addition, the products are sold throughout the United States and Ontario, Canada. The Company also distributes some of its products internationally by exporting to Eastern Europe. During the year 2001 and for the three months ended March 31, 2002 and 2001, export sales of the Company were approximately $154,000, $19,867, and $31,796, respectively.

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

                       LIFEWAY FOODS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2002 AND 2001

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Bank balances of amounts reported by financial institutions are categorized as follows at March 31, 2002.

     Amounts insured                                $      300,000
     Uninsured and uncollateralized amounts                802,751
                                                    --------------
     Total bank balances                            $    1,102,751
                                                    ==============

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

Property and equipment are being depreciated over the following useful lives:

                Category                                   Years
        --------------------------                    ---------------
        Buildings and improvements                       31 and 39
        Machinery and equipment                            5 - 12
        Office equipment                                   5 - 7
        Vehicles                                             5

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

                       LIFEWAY FOODS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2002 AND 2001

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

ADVERTISING COSTS
-----------------
The Company expenses advertising costs as incurred. During the year 2001 and for the three months ended March 31, 2002 and 2001, approximately $473,800, $71,700, and $87,800, respectively, were expensed.

EARNING PER COMMON SHARE
------------------------
Earnings per common share were computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the year. For 2002 and 2001, diluted and basic earnings per share were the same, as the effect of dilutive securities options outstanding was not significant.

Note 3 - MARKETABLE SECURITIES

The cost and fair value of marketable securities available for sale are as follows:

                                                     Unrealized         Unrealized             Fair
     March 31, 2002                  Cost              Gains              Losses              Value
     --------------              -----------        -----------        -----------         -----------
Equities                         $ 3,197,586        $    14,115        $(1,508,034)        $ 1,703,667
Preferred securities                 384,875               --              (13,686)            371,189
Municipal bonds, maturing
  within five years                2,962,155               --             (113,042)          2,849,113
Government agency
  obligations, maturing
  after five years                   248,755               --              (17,017)            231,738
                                 -----------        -----------        -----------         -----------
Total                            $ 6,793,371        $    14,115        $(1,651,779)        $ 5,155,707
                                 ===========        ===========        ===========         ===========


                                                     Unrealized         Unrealized             Fair
     March 31, 2001                  Cost              Gains              Losses              Value
     --------------              -----------        -----------        -----------         -----------

Equities                         $ 5,121,965        $    42,227        $  (708,627)        $ 4,455,565
Options, maturing within
  one year                           (86,900)             2,063            (91,630)           (176,467)
                                 -----------        -----------        -----------         -----------
Total                            $ 5,035,065        $    44,290        $  (800,257)        $ 4,279,098
                                 ===========        ===========        ===========         ===========

                       LIFEWAY FOODS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2002 AND 2001

Note 3 - MARKETABLE SECURITIES - continued

                                                      Unrealized         Unrealized             Fair
     December 31, 2001                Cost              Gains              Losses              Value
     -----------------            -----------        -----------        -----------         -----------
Equities                         $ 3,447,853        $    46,888        $(1,238,666)        $ 2,256,075
Preferred securities                 777,723              6,827             (6,240)            778,310
Municipal bonds, maturing
  within five years                2,554,622               --              (63,184)          2,491,438
Government agency
  obligations, maturing
  after five years                   248,755               --               (7,392)            241,363
Options, maturing within
  one year                           (34,600)            22,400               --               (12,200)
                                 -----------        -----------        -----------         -----------
Total                            $ 6,994,353        $    76,115        $(1,315,482)        $ 5,754,986
                                 ===========        ===========        ===========         ===========

Proceeds from the sale of marketable securities were $7,687,102, $574,482, and $4,295,719 during the year 2001 and for the three months ended March 31, 2002 and 2001, respectively.

Gross gains of $249,522, $36,020, and $84,984, were realized on these sales during the year 2001 and for the three months ended March 31, 2002 and 2001, respectively.

Note 4 - INVENTORIES

   Inventories consist of the following:

                                  (Unaudited)
                                   March 31,
                           ------------------------       December 31,
                             2002            2001            2000
                           --------        --------        --------
Finished goods             $157,244        $425,876        $273,932
Production supplies         241,451         217,303         280,897
Raw materials               460,566         151,561         245,944
                           --------        --------        --------
Total inventories          $859,261        $794,740        $800,773
                           ========        ========        ========

                       LIFEWAY FOODS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2002 AND 2001

Note 5 - PROPERTY, PLANT, AND EQUIPMENT

   Property, plant, and equipment consists of the following:

                                            (Unaudited)
                                             March 31,
                                     --------------------------     December 31,
                                        2002            2001            2000
                                     ----------      ----------      ----------
Land                                 $  658,400      $  658,400      $  658,400
Buildings and improvements            2,731,070       2,646,809       2,727,986
Machinery and equipment               4,714,571       4,259,112       4,668,863
Vehicles                                359,383         273,580         359,383
Office equipment                         84,945          71,532          84,945
                                     ----------      ----------      ----------
                                      8,548,369       7,909,433       8,499,577
Less accumulated depreciation         3,682,913       2,881,333       3,478,712
                                     ----------      ----------      ----------
                                     $4,865,456      $5,028,100      $5,020,865
                                     ==========      ==========      ==========

Depreciation expense during the year ended December 31, 2001 and for the three months ended March 31, 2002 and 2001 was $777,350, $204,201, and $179,971,
respectively.

Note 6 - NOTES PAYABLE

  Notes payable consist of the following:

                                                                  (Unaudited)
                                                           For the three months ended
                                                                   March 31,
                                                          ----------------------------    December 31,
                                                              2002            2001            2001
                                                          ------------    ------------    ------------
Mortgage  note  payable to a bank,  paid in full in
2002.                                                     $        --     $    163,514    $    155,506

Mortgage note payable to a bank, payable in monthly
installments of $3,161 including interest at 7.25%,
with a balloon payment of $343,151 due August 2003.
Collateralized by real estate.                                363,391          374,169         366,253

Note payable to a bank, paid in full in 2002.                      --           10,484           6,169

Mortgage note payable to a bank, payable in monthly
installments of principal of $3,435 plus interest at
6.51%, with a balloon payment of $412,142 due November
2006. Collateralized by real estate.                          607,910          659,086         614,779

                       LIFEWAY FOODS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2002 AND 2001

Note 6 - NOTES PAYABLE - continued

                                                                   (Unaudited)
                                                                    March 31,
                                                          ----------------------------     December 31,
                                                              2002            2001             2001
                                                          ------------    ------------    ------------
Note payable to finance company, matured October 2001.              --           3,731              --

Notes  payable  to  finance  companies,  payable in
monthly installments of $1,851,  including interest
at  0%,  due  November  2004.   Collateralized   by
vehicles.                                                       58,398              --          63,952
                                                          ------------    ------------    ------------
Total notes payable                                          1,029,699       1,210,984       1,206,659

Less current maturities                                         74,150         688,141          90,249
                                                          ------------    ------------    ------------
Total long-term portion                                   $     955,549   $    522,843    $  1,116,410
                                                          ============    ============    ============

   Maturities of notes payables are as follows:

     As of March 31,
          2002                 $      74,150
          2003                       416,104
          2004                        55,177
          2005                        41,214
          2006                       443,054
                               -------------
          Total                $   1,029,699
                               =============

Note 7 - PROVISION FOR INCOME TAXES

   The provision for income taxes consists of the following:

                                         (Unaudited)              For The
                                          March 31,              Year Ended
                                  ------------------------       December 31,
                                    2002            2001             2001
                                  --------       ---------        --------

Current:
    Federal                       $239,247        $165,282        $435,620
    State                           55,049          38,835         107,015
                                  --------        --------        --------
Total current                      294,296         204,117         542,635
Deferred                            27,381          31,232          47,952
                                  --------        --------        --------
Provision for income taxes        $321,677        $235,349        $590,587
                                  ========        ========        ========

                       LIFEWAY FOODS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2002 AND 2001

Note 7 - PROVISION FOR INCOME TAXES - continued

   A reconciliation of the provision for income taxes and the income tax computed at the statutory rate are as follows:

                                             (Unaudited)
                                     For the three months ended       For the
                                              March 31,             Year Ended
                                    ---------------------------     December 31,
                                       2002              2001           2001
                                    ---------         ---------      ---------
Federal income tax expense          $ 261,540         $ 191,781      $ 570,953
  computed at the statutory rate
State taxes, expense                   55,385            40,613        132,240
Temporary book/tax differences
  Depreciation                          9,445            (7,960)       (38,950)
  Other                               (12,143)          (23,965)       (18,071)
Permanent book/tax differences          7,450            34,880        (55,585)
                                    ---------         ---------      ---------
Provision for income taxes          $ 321,677         $ 235,349      $ 590,587
                                    =========         =========      =========

Amounts for deferred tax assets and liabilities are as follows:

                                                            (Unaudited)
                                                             March 31,
                                                     -----------------------    December 31,
                                                        2002          2001          2001
                                                     ---------     ---------     ---------
Non-current deferred tax liabilities arising from:
  Temporary differences - principally
    Book/tax, accumulated depreciation               $(462,797)    $(381,962)    $(436,265)
Current deferred tax assets arising from:
  Book/tax, allowance for unrealized losses            670,337       136,539       510,620
  Book/tax, inventory                                   49,074        32,599        49,923
                                                     ---------     ---------     ---------
  Total deferred tax assets                            719,411       169,138       560,543
                                                     ---------     ---------     ---------
Net deferred tax asset (liability)                   $ 256,614     $(212,824)    $ 124,278
                                                     =========     =========     =========

Note 8 - SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for interest and income taxes are as follows:

                           (Unaudited)
                       For the Three Months         For the
                         Ended March 31,           Year Ended
                    ------------------------       December 31,
                      2002            2001            2000
                    --------        --------        --------
Interest            $ 20,091        $ 24,888        $107,425
Income taxes        $308,000        $175,500        $505,500

Non-cash investing and financing transactions during 2001 include the purchase of vehicles via note payables for $65,802 and the refinancing of debt for $618,214.

                       LIFEWAY FOODS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2002 AND 2001

Note 9 - STOCK OPTION PLANS

The Company has a registration statement filed with the Securities and Exchange Commission in connection with a Consulting Service Compensation Plan covering up to 300,000 of the Company's common stock shares. Pursuant to the Plan, the Company may issue common stock or options to purchase common stock to certain consultants, service providers, and employees of the Company. There were 234,300 shares available for issuance under the Plan at March 31, 2002 and 2001.

The option price, number of shares, grant date, and vesting terms are determined at the discretion of the Company's Board of Directors.

As of March 31, 2002 and 2001, there were no stock options outstanding or exercisable.

Note 10 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair value of the Company's financial instruments, none of which are held for trading purposes, are as follows at March 31, 2002:

                                  Carrying             Fair
                                   Amount             Value
                                 ----------        ----------
Cash and cash equivalents        $1,160,120        $1,160,120
Marketable securities            $5,155,707        $5,155,707
Notes payable                    $1,029,699        $  928,441

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(1)  MATERIAL CHANGES IN RESULTS OF OPERATIONS

     Sales increased by $251,413, up to $2,887,853 during the three month period ending March 31, 2002, from $2,636,440 during the same three month period in 2001 (a 9.5% increase). This increase is primarily attributable to increased sales of existing products.

     Net income increased by $118,845, up to $447,558 for the three month period ending March 31, 2002, from $328,713 during the same three month period in 2001 (a 36% increase).

     Cost of goods sold as a percentage of sales was 53% for the three months ending March 31, 2002, compared to 59% for the same three month period in 2001. Despite the increases in production and sales, cost of goods sold decreased by $23,946, down to $1,523,281 during the three month period ending March 31, 2002, from $1,547,227 during the same three month period in 2001. This decrease is primarily due to decreased costs of raw materials and the Company's ability to obtain raw materials in bulk quantities at reduced prices.

     Despite the increased production, operating expenses remained virtually unchanged, decreasing by $8,679, down to $648,540 for the three month period ending March 31, 2002, from $657,219 during the same three month period in 2001. This decrease is primarily attributable to increased production and efficiency associated with the continuing automation of manufacturing functions.

     Earnings per share for the quarter ended March 31, 2002 were $.10, compared to $.08 for the same quarter of 2001.

(2)  LIQUIDITY AND CAPITAL RESOURCES

     As of March 31, 2002, the Company had working capital in the amount of $8,288,465, cash and cash equivalents in the amount of $1,160,120, and marketable securities of $5,155,707. The Company expects all cash requirements can be met internally for the next 12-month period.

     Net cash provided by operating activities increased by 85,239 (or 26%), to $414,529 for the three months ended March 23, 2002, from $329,290 for the same three month period in 2001.

     Net cash used in financing activities increased by $185,212, to $209,405 for the three months ended March 31, 2002, from $24,193 for the same three month period in 2001. This difference was primarily due to the repayment of $176,960 in notes payable, representing the remaining mortgage on the Company's smaller processing plant and loans due for two company vehicles, as well as due to the purchase of 4,600 shares of the company's common stock in market transactions during the first quarter of 2002, which shares now constitute treasury stock, at a cost of $32,445.

     Total current liabilities as of March 31, 2002 was $1,166,525, a $383,918 decrease from $1,550,443 as of March 31, 2001. This decrease primarily due to the repayment of a mortgage note payable on the Company's smaller processing plant in the current year, as well as the reclassification of a mortgage note payable in 2001 from a current liability to a long-term liability, as a result of a refinancing of the note. Likewise, there was a corresponding increase in long-term liabilities due to the refinancing, with notes payable, a long term liability, increasing to $955,549 as of March 31, 2002, from $522,843 as of March 31, 2001.

     The Company held marketable securities with a fair market value of $5,155,707 as of March 31, 2002. These marketable securities have a cost basis of $6,793,371, which represents $1,637,664 in unrealized losses (net of unrealized gains) as of March 31, 2002.

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

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     There have been no material developments in the pending legal proceeding described in the Company's annual report on Form 10-KSB for the year ended December 31, 2001.

ITEM 2.  CHANGES IN SECURITIES - None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES - None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS - None.

ITEM 5. OTHER INFORMATION - None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)     EXHIBITS:

        Exhibit Number and Brief Description
        ------------------------------------

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

Date: May 15, 2002