Form 10QSB
period 2002-06-30
LIFEWAY FOODS INC
filed 2002-08-14
CIK 814586

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

   [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2002

   [ ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

            For the transition period from __________ to __________

                        Commission file number: 0-17363

                               LIFEWAY FOODS, INC.
         --------------------------------------------------------------
        (Exact name of small business issuer as specified in it charter)

           ILLINOIS                                        36-3442829
 ------------------------------                 -------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
 incorporation or organization)

                 6431 WEST OAKTON, MORTON GROVE, ILLINOIS 60053
                 ----------------------------------------------
                    (Address of principal executive offices)

                                 (847) 967-1010
                                 --------------
                           (issuer's telephone number)


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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of August 9, 2002, the issuer had 4,268,444 shares of common stock, no par value, outstanding.

Transitional Small Business Disclosure Format (Check one):   Yes [ ]    No [X]
================================================================================

                                      INDEX


PART I - FINANCIAL INFORMATION                                             PAGE
                                                                           ----
ITEM 1.  FINANCIAL STATEMENTS.
                                                                            F-1
         Lifeway Foods, Inc. and Subsidiary
         June 30, 2002 and 2001, and
         December 31, 2001

         Consolidated Balance Sheets -
         December 31, 2001 and June 30, 2002 and 2001 (unaudited)           F-2

         Consolidated Statements of Income and Comprehensive
         Income For the year ended December 31, 2001 and
         for the three and six months ended June 30, 2002
         and 2001 (unaudited)                                               F-3

         Consolidated Statements of Changes in Stockholders'
         Equity - For the year ended December 31, 2001 and
         for the six months ended June 30, 2002 (unaudited)                 F-4

         Consolidated Statements of Cash Flows -
         For the year ended December 31, 2001 and
         for the six months ended June 30, 2002 and
         2001 (unaudited)                                                   F-5

         Notes to Consolidated Financial Statements -
         December 31, 2001 and June 30, 2002 and 2001 (unaudited)     F-6 - F-13

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITIONS AND RESULTS OF OPERATIONS                              2

PART II - OTHER INFORMATION                                                  4

SIGNATURES                                                                   6

                         PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS.







                       LIFEWAY FOODS, INC. AND SUBSIDIARY
                              FINANCIAL STATEMENTS
                             JUNE 30, 2002 AND 2001
                              AND DECEMBER 31, 2001

                       LIFEWAY FOODS, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                             JUNE 30, 2002 AND 2001
                              AND DECEMBER 31, 2001

                                                             (Unaudited)
                                                               June 30,
                                                     ----------------------------    December 31,
ASSETS                                                   2002            2001            2001
                                                     ------------    ------------    ------------
Current assets
 Cash and cash equivalents                           $  1,534,439    $    918,047    $    936,949
 Marketable securities                                  4,547,454       5,453,660       5,754,986
 Accounts receivable, net of allowance for doubtful
  accounts of $15,000 at June 30, 2002 and
  December 31, 2001 and $0 at June 30, 2001             1,548,394       1,314,523       1,316,626
 Other receivables                                         59,729          22,715          52,602
 Inventories                                              799,383         924,458         800,773
 Prepaid expenses and other current assets                 33,413            --            33,686
 Deferred income taxes                                    697,217         132,509         560,543
                                                     ------------    ------------    ------------
 Total current assets                                   9,220,029       8,765,912       9,456,165

Property, plant, and equipment, net                     4,724,245       5,008,285       5,020,865
                                                     ------------    ------------    ------------

Total assets                                         $ 13,944,274    $ 13,774,197    $ 14,477,030
                                                     ============    ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
 Current maturities of notes payable                 $     75,227    $    667,011    $     90,249
 Margin account                                            51,717            --           431,795
 Accounts payable                                         595,214         576,769         543,401
 Accrued expenses                                         176,287         191,969         163,715
 Income taxes payable                                     137,353         124,065         144,916
                                                     ------------    ------------    ------------
 Total current liabilities                              1,035,798       1,559,814       1,374,076

Notes payable                                             835,844         516,536       1,116,410

Deferred income taxes                                     453,689         382,852         436,265

Stockholders' equity
 Common stock                                           6,509,267       6,509,267       6,509,267
 Stock subscription receivable                            (15,000)        (15,000)        (15,000)
 Treasury stock, at cost                                 (322,378)           --          (287,033)
 Retained earnings                                      6,871,007       5,411,822       6,071,793
 Accumulated other comprehensive loss, net of tax      (1,423,953)       (591,094)       (728,748)
                                                     ------------    ------------    ------------
 Total stockholders' equity                            11,618,943      11,314,995      11,550,279
                                                     ------------    ------------    ------------

Total liabilities and stockholders' equity           $ 13,944,274    $ 13,774,197    $ 14,477,030
                                                     ============    ============    ============

                 See accompanying notes to financial statements

                       LIFEWAY FOODS, INC. AND SUBSIDIARY
           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                      AND THE YEAR ENDED DECEMBER 31, 2001

                                             (Unaudited)                     (Unaudited)
                                          Three Months Ended               Six Months Ended
                                               June 30,                        June 30,               Year Ended
                                     ----------------------------    ----------------------------    December 31,
                                         2002            2001            2002            2001            2001
                                     ------------    ------------    ------------    ------------    ------------
Sales                                $  3,002,583    $  2,749,719    $  5,890,436    $  5,382,418    $ 10,683,983

Cost of goods sold                      1,760,500       1,644,786       3,283,781       3,192,013       6,448,992
                                     ------------    ------------    ------------    ------------    ------------

Gross profit                            1,242,083       1,104,933       2,606,655       2,190,405       4,234,991

Operating expenses                        734,171         773,467       1,382,711       1,426,945       2,797,747
                                     ------------    ------------    ------------    ------------    ------------

Income from operations                    507,912         331,466       1,223,944         763,460       1,437,244

Other income (expense):
Interest and dividend income               53,363          50,719          90,637         122,690         232,173
Interest expense                          (19,241)        (29,530)        (39,332)        (54,417)       (107,425)
Gain on sale of marketable
  securities, net                           3,319          28,651          39,339         113,635         249,522
                                     ------------    ------------    ------------    ------------    ------------
Total other income                         37,441          49,840          90,644         181,908         374,270
                                     ------------    ------------    ------------    ------------    ------------

Income before provision for
   income taxes                           545,353         381,306       1,314,588         945,368       1,811,514

Provision for income taxes                193,697         149,063         515,374         384,412         590,587
                                     ------------    ------------    ------------    ------------    ------------

Net income                           $    351,656    $    232,243    $    799,214    $    560,956    $  1,220,927
                                     ============    ============    ============    ============    ============

Earnings per common share                    0.08            0.05            0.19            0.13            0.28
                                     ============    ============    ============    ============    ============

Weighted average shares
  outstanding                           4,269,137       4,318,444       4,269,137       4,318,444       4,318,158
                                     ============    ============    ============    ============    ============

COMPREHENSIVE INCOME

Net income                           $    351,656    $    232,243    $    799,214    $    560,956    $  1,220,927

Other comprehensive income (loss),
   net of tax:
Unrealized losses on marketable
  securities (net of tax benefits)       (461,598)         (8,123)       (697,190)       (385,981)       (537,505)
Less reclassification adjustment
    for gains (losses)
included in net income                     (3,790)           --             1,985            --            13,870
                                     ------------    ------------    ------------    ------------    ------------

Comprehensive income (loss)          $   (113,732)   $    224,120    $    104,009    $    174,975    $    697,292
                                     ============    ============    ============    ============    ============

                 See accompanying notes to financial statements

                       LIFEWAY FOODS, INC. AND SUBSIDIARY
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                     FOR THE SIX MONTHS ENDED JUNE 30, 2002
                      AND THE YEAR ENDED DECEMBER 31, 2001

                                      Common Stock, No Par Value
                                            10,000,000 Shares
                                               Authorized          # of Shares
                                       ------------------------        of                           Stock        Treasury
                                       # of Shares  # of Shares     Treasury        Common       Subscription      Stock,
                                          Issued    Outstanding       Stock          Stock        Receivable      at Cost
                                       -----------  -----------    -----------    -----------    -----------    -----------

Balances at December 31, 2000            4,318,444    4,318,444           --      $ 6,509,267    $   (15,000)   $      --

Other comprehensive income:
 Unrealized losses on securities,
 net of taxes and reclassification
 adjustment                                   --           --             --             --             --             --

Purchase of Treasury Stock                    --        (45,000)        45,000           --             --         (287,033)

Net income for the the year
ended December 31, 2001                       --           --             --             --             --             --
                                       -----------  -----------    -----------    -----------    -----------    -----------
Balances at December 31, 2001            4,318,444    4,273,444         45,000      6,509,267        (15,000)      (287,033)

Other comprehensive income:
Unrealized losses on securities,
 net of taxes and reclassification
 adjustment                                   --           --             --             --             --             --

Purchase of Treasury Stock                    --         (5,000)         5,000           --             --          (35,345)

Net income for the the six months
ended June 30, 2002                           --           --             --             --             --             --
                                       -----------  -----------    -----------    -----------    -----------    -----------
Balances at June 30, 2002
 (Unaudited)                             4,318,444    4,268,444         50,000    $ 6,509,267    $   (15,000)   $  (322,378)
                                       ===========  ===========    ===========    ===========    ===========    ===========

                                                      Accumulated
                                                         Other
                                                     Comprehensive
                                         Retained    Income (Loss),
                                         Earnings      Net of Tax
                                       -----------    -----------
Balances at December 31, 2000          $ 4,850,866    $  (205,113)

Other comprehensive income:
 Unrealized losses on securities,
 net of taxes and reclassification
 adjustment                                   --         (523,635)

Purchase of Treasury Stock                    --             --

Net income for the the year
ended December 31, 2001                  1,220,927           --
                                       -----------    -----------
Balances at December 31, 2001            6,071,793       (728,748)

Other comprehensive income:
Unrealized losses on securities,
 net of taxes and reclassification
 adjustment                                   --         (695,205)

Purchase of Treasury Stock                    --             --

Net income for the the six months
ended June 30, 2002                        799,214           --
                                       -----------    -----------
Balances at June 30, 2002
 (Unaudited)                           $ 6,871,007    $(1,423,953)
                                       ===========    ===========

                 See accompanying notes to financial statements

                       LIFEWAY FOODS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                      AND THE YEAR ENDED DECEMBER 31, 2001

                                                           (Unaudited)
                                                         Six Months Ended          Year Ended
                                                             June 30,             December 31,
                                                    --------------------------    -----------
                                                        2002           2001           2001
                                                    -----------    -----------    -----------
Cash flows from operating activities:
  Net income                                        $   799,214    $   560,956    $ 1,220,927
  Adjustments to reconcile net income to net
   cash flows from operating activities:
    Depreciation and amortization                       403,245        376,965        777,350
    Gain on sale of marketable securities, net          (39,339)      (113,635)      (249,522)
    Deferred income taxes                                32,950         39,401         47,952
    Provision for doubtful accounts                        --             --           15,000
    (Increase) decrease in operating assets:
      Accounts receivable                              (231,768)      (132,863)      (149,966)
      Other receivables                                  (7,127)       (22,715)       (52,602)
      Inventories                                         1,390         (4,447)       119,238
      Prepaid expenses and other current assets             273           --          (33,686)
    Increase (decrease) in operating liabilities:
      Accounts payable                                   51,813         59,144         25,776
      Accrued expenses                                   12,572        (50,501)        (4,105)
      Income taxes payable                               (7,563)        59,511         80,362
                                                    -----------    -----------    -----------
Net cash provided by operating activities             1,015,660        771,816      1,796,724

Cash flows from investing activities:
  Purchase of marketable securities                    (266,123)    (5,208,954)    (9,246,972)
  Sales of marketable securities                        665,589      4,335,349      7,687,102
  Purchases of property, plant and equipment           (106,625)      (365,635)      (712,798)
  Change in margin account                             (380,078)          --          357,145
                                                    -----------    -----------    -----------
Net cash used in investing activities                   (87,237)    (1,239,240)    (1,915,523)

Cash flows from financing activities:
  Repayment of notes payable                           (295,588)       (51,630)       (94,320)
  Purchase of treasury stock                            (35,345)          --         (287,033)
                                                    -----------    -----------    -----------
Net cash used in financing activities                  (330,933)       (51,630)      (381,353)
                                                    -----------    -----------    -----------

Net increase (decrease) in
  cash and cash equivalents                             597,490       (519,054)      (500,152)
Cash and cash equivalents at the beginning
  of the period                                         936,949      1,437,101      1,437,101
                                                    -----------    -----------    -----------
Cash and cash equivalents at end of period          $ 1,534,439    $   918,047    $   936,949
                                                    ===========    ===========    ===========

                 See accompanying notes to financial statements

                       LIFEWAY FOODS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2002 AND 2001


Note 1 - NATURE OF BUSINESS

     Lifeway Foods, Inc. (The "Company") commenced operations in February 1986 and incorporated under the laws of the state of Illinois on May 19, 1986. The Company's principal business activity is the production of dairy products. Specifically, the Company produces Kefir, a drinkable product which is similar to but distinct from yogurt, in several flavors sold under the name "Lifeway's Kefir;" a plain farmer's cheese sold under the name "Lifeway's Farmer's Cheese;" a fruit sugar-flavored product similar in consistency to cream cheese sold under the name of "Sweet Kiss;" and a dairy beverage, similar to Kefir, with increased protein and calcium, sold under the name "Basics Plus." The Company also produces several soy-based products under the name "Soy Treat" and a vegetable-based seasoning under the name "Golden Zesta." The Company currently distributes its products throughout the Chicago Metropolitan area through local food stores. In addition, the products are sold throughout the United States and Ontario, Canada. The Company also distributes some of its products internationally by exporting to Eastern Europe. During the year 2001 and for the six months ended June 30, 2002 and 2001, export sales of the Company were approximately $154,000, $58,908, and $43,733, respectively.

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

                       LIFEWAY FOODS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2002 AND 2001


Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

     Bank balances of amounts reported by financial institutions are categorized as follows at June 30, 2002.

          Amounts insured                                   $       300,000
          Uninsured and uncollateralized amounts                  1,377,530
                                                            ---------------
          Total bank balances                               $     1,677,530
                                                            ===============

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

     Property and equipment are being depreciated over the following useful lives:

                Category                           Years
          --------------------------             ---------
          Buildings and improvements             31 and 39
          Machinery and equipment                  5 - 12
          Office equipment                         5 - 7
          Vehicles                                   5

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

                       LIFEWAY FOODS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2002 AND 2001

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

     Advertising costs
     -----------------
     The Company expenses advertising costs as incurred. During the year 2001 and for the six months ended June 30, 2002 and 2001, approximately $473,800, $183,060, and $294,421, respectively, were expensed.

     Earning per common share
     ------------------------
     Earnings per common share were computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. For 2002 and 2001, diluted and basic earnings per share were the same, as the effect of dilutive securities options outstanding was not significant.


Note 3 - MARKETABLE SECURITIES

     The cost and fair value of marketable securities available for sale are as follows:

                                                   Unrealized    Unrealized       Fair
          June 30, 2002                 Cost          Gains        Losses         Value
          -------------             ------------  ------------  ------------  ------------
          Equities                  $  3,531,363  $     11,090  $ (2,075,720) $  1,466,733
          Preferred securities           250,000            30       (21,190)      228,840
          Municipal bonds,
           maturing within five
           years                       2,635,094           406       (25,109)    2,613,391
          Government agency
            obligations, maturing
            after five years             248,755           --         (7,265)      241,490
                                    ------------  ------------  ------------  ------------
          Total                     $  6,665,212  $     11,526  $ (2,129,284) $  4,547,454
                                    ============  ============  ============  ============


                                                   Unrealized    Unrealized       Fair
          June 30, 2001                 Cost          Gains        Losses         Value
          -------------             ------------  ------------  ------------  ------------
          Equities                  $  6,250,094  $     36,759  $   (739,983) $  5,546,870
          Options, maturing within
            one year                     (80,013)          --        (13,197)      (93,210)
                                    ------------  ------------  ------------  ------------
          Total                     $  6,170,081  $     36,759  $   (753,180) $  5,453,660
                                    ============  ============  ============  ============

                       LIFEWAY FOODS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2002 AND 2001


Note 3 - MARKETABLE SECURITIES - continued

                                                   Unrealized    Unrealized       Fair
          December 31, 2002             Cost          Gains        Losses         Value
          -----------------         ------------  ------------  ------------  ------------
          Equities                  $  3,447,853  $     46,888  $ (1,238,666) $  2,256,075
          Preferred securities           777,723         6,827        (6,240)      778,310
          Municipal bonds, maturing
            within five years          2,554,622           --        (63,184)    2,491,438
          Government agency
            obligations, maturing
            after five years             248,755           --         (7,392)      241,363
          Options, maturing within
            one year                     (34,600)       22,400           --        (12,200)
                                    ------------  ------------  ------------  ------------
          Total                     $  6,994,353  $     76,115  $ (1,315,482) $  5,754,986
                                    ============  ============  ============  ============

     Proceeds from the sale of marketable securities were $7,687,102, $665,589, and $4,335,349 during the year 2001 and for the six months ended June 30, 2002 and 2001, respectively.

     Gross gains of $249,522, $39,339, and $113,635, were realized on these sales during the year 2001 and for the six months ended June 30, 2002 and 2001, respectively.

Note 4 - INVENTORIES

     Inventories consist of the following:

                                           (Unaudited)
                                             June 30,
                                    --------------------------   December 31,
                                        2002          2001          2001
                                    ------------  ------------  ------------
     Finished goods                 $    436,387  $    485,709  $    273,932
     Production supplies                 224,640       257,591       280,897
     Raw materials                       138,356       181,158       245,944
                                    ------------  ------------  ------------
     Total inventories              $    799,383  $    924,458  $    800,773
                                    ============  ============  ============

                       LIFEWAY FOODS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2002 AND 2001


Note 5 - PROPERTY, PLANT, AND EQUIPMENT

     Property, plant, and equipment consists of the following:

                                            (Unaudited)
                                             June 30,
                                    --------------------------  December 31,
                                        2002          2001           2001
                                    ------------  ------------  ------------
     Land                           $    658,400  $    658,400  $    658,400
     Buildings and improvements        2,735,552     2,651,930     2,727,986
     Machinery and equipment           4,765,007     4,422,236     4,668,863
     Vehicles                            359,383       273,580       359,383
     Office equipment                     87,860        80,466        84,945
                                    ------------  ------------  ------------
                                       8,606,202     8,086,612     8,499,577
     Less accumulated depreciation     3,881,957     3,078,327     3,478,712
                                    ------------  ------------  ------------
                                    $  4,724,245  $  5,008,285  $  5,020,865
                                    ============  ============  ============

     Depreciation expense during the year ended December 31, 2001 and for the six months ended June 30, 2002 and 2001 was $777,350, $403,245, and
     $376,965, respectively.

Note 6 - NOTES PAYABLE

     Notes payable consist of the following:

                                                                       (Unaudited)
                                                                         June 30,
                                                                --------------------------  December 31,
                                                                    2002          2001          2001
                                                                ------------  ------------  ------------
     Mortgage note payable to a bank, paid in full in 2002.     $          0  $    161,165  $    155,506

     Mortgage note payable to a bank, payable in
     monthly installments of $3,161 including interest
     at 7.25%, with a balloon payment of $343,151 due
     August 2003. Collateralized by real estate.                     360,622       371,603       366,253

     Note payable to a bank, paid in full in 2002.                         0        10,000         6,169

     Mortgage note payable to a bank, payable in
     monthly installments of principal of $3,435 plus
     interest at 6.51%, with a balloon payment of
     $412,142 due November 2006. Collateralized by
     real estate.                                                    497,607       638,650       614,779

                       LIFEWAY FOODS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2002 AND 2001


Note 6 - NOTES PAYABLE - continued

                                                                       (Unaudited)
                                                                         June 30,
                                                                --------------------------  December 31,
                                                                    2002          2001           2001
                                                                ------------  ------------  ------------

     Note payable to finance company, matured October 2001.                0         2,129             0

     Notes payable to finance companies, payable in
     monthly installments of $1,851, including interest
     at 0%, due November 2004. Collateralized  by
     vehicles.                                                        52,842             0        63,952
                                                                ------------  ------------  ------------
     Total notes payable                                             911,071     1,183,547     1,206,659


     Less current maturities                                          75,227       667,011        90,249
                                                                ------------  ------------  ------------
     Total long-term portion                                    $    835,844  $    516,536  $  1,116,410
                                                                ============  ============  ============

     Maturities of notes payables are as follows:

          As of June 30,
               2003                $     75,227
               2004                     408,383
               2005                      50,475
               2006                      41,220
               2007                     335,766
                                   ------------
               Total               $    911,071
                                   ============


Note 7 - PROVISION FOR INCOME TAXES

     The provision for income taxes consists of the following:

                                           (Unaudited)
                                     For the Six Months Ended     For the
                                             June 30,            Year Ended
                                    --------------------------  December 31,
                                        2002          2001          2001
                                    ------------  ------------  ------------
     Current:
          Federal                   $    391,729  $    279,865  $    435,620
          State                           90,695        65,146       107,015
                                    ------------  ------------  ------------
     Total current                       482,424       345,011       542,635
     Deferred                             32,950        39,401        47,952
                                    ------------  ------------  ------------
     Provision for income taxes     $    515,374  $    384,412  $    590,587
                                    ============  ============  ============

                       LIFEWAY FOODS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2002 AND 2001


Note 7 - PROVISION FOR INCOME TAXES - continued

     A reconciliation of the provision for income taxes and the income tax computed at the statutory rate are as follows:

                                              (Unaudited)
                                        For the Six Months Ended     For the
                                                June 30,            Year Ended
                                       --------------------------  December 31,
                                           2002          2001          2001
                                       ------------  ------------  ------------
     Federal income tax expense
       computed at the statutory rate  $    421,034  $    321,421  $    570,953
     State taxes, expense                    95,390        68,060       132,240
     Temporary book/tax differences
       Depreciation                          14,533        (8,902)      (38,950)
       Other                                (14,791)       18,322       (18,071)
     Permanent book/tax differences            (792)      (14,489)      (55,585)
                                       ------------  ------------  ------------
     Provision for income taxes        $    515,374  $    384,412  $    590,587
                                       ============  ============  ============

     Amounts for deferred tax assets and liabilities are as follows:

                                                          (Unaudited)
                                                            June 30,
     Non-current deferred tax                      --------------------------  December 31,
       liabilities arising from:                       2002          2001          2001
                                                   ------------  ------------  ------------
     Temporary differences - principally
       Book/tax, accumulated depreciation          $   (453,689) $   (382,852) $   (436,265)
     Current deferred tax assets arising from:
       Book/tax, allowance for unrealized losses        872,820       127,449       510,620
       Book/tax, inventory                               34,397        38,690        49,923
       Book/tax, options                                    --        (33,630)          --
       Valuation allowance                             (210,000)          --            --
                                                   ------------  ------------  ------------
       Total deferred tax assets                        697,217       132,509       560,543
                                                   ------------  ------------  ------------
     Net deferred tax asset (liability)            $    243,528  $   (250,343) $    124,278
                                                   ============  ============  ============

     The valuation allowance of $210,000, $0, and $0 as of June 30, 2002, June 30, 2001, and December 31, 2001, respectively, represents a provision for uncertainty as to the realization of deferred tax assets resulting from the increase in unrealized losses from marketable securities in the current period.

                       LIFEWAY FOODS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2002 AND 2001


Note 8 - SUPPLEMENTAL CASH FLOW INFORMATION

     Cash paid for interest and income taxes are as follows:

                                            (Unaudited)
                                         For the Six Months      For the Year
                                           Ended June 30,            Ended
                                     --------------------------  December 31,
                                         2002          2001          2001
                                     ------------  ------------  ------------
          Interest                   $     39,332  $     46,386  $    107,424
          Income taxes               $    459,133  $    209,000  $    505,518

     Non-cash investing and financing transactions during 2001 include the purchase of vehicles via note payables for $65,802 and the refinancing of debt for $618,214.


Note 9 - STOCK OPTION PLANS

     The Company has a registration statement filed with the Securities and Exchange Commission in connection with a Consulting Service Compensation Plan covering up to 300,000 of the Company's common stock shares. Pursuant to the Plan, the Company may issue common stock or options to purchase common stock to certain consultants, service providers, and employees of the Company. There were 234,300 shares available for issuance under the Plan at June 30, 2002 and 2001.

     The option price, number of shares, grant date, and vesting terms are determined at the discretion of the Company's Board of Directors.

     As of June 30, 2002 and 2001 and December 31 2001, there were no stock options outstanding or exercisable.


Note 10 - FAIR VALUE OF FINANCIAL INSTRUMENTS

     The estimated fair value of the Company's financial instruments, none of which are held for trading purposes, are as follows at June 30, 2002:

                                       Carrying        Fair
                                        Amount         Value
                                     ------------  ------------
          Cash and cash equivalents  $  1,534,439  $  1,534,439
          Marketable securities      $  4,547,454  $  4,547,454
          Notes payable              $    911,071  $    908,649

     The carrying values of cash and cash equivalents, and marketable securities approximate fair values. The fair value of the notes payable is based on the discounted value of contractual cash flows. The discount rate is estimated using rates currently offered for debt with similar maturities.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The second quarter of 2002 was a bittersweet quarter for Lifeway Foods. On June 9, the Company's CEO and founder, Michael Smolyansky, passed away. However, despite this unexpected loss, the Company continued to operate efficiently and a smooth management transition has taken place. The Company achieved record earnings and had sales of over $3 million for the first quarter in the Company's history. Following is a summary of the operations for the three and six months ended June 30, 2002.

Material Changes in Results of Operations

Six month period ending June 30, 2002 compared to the six month period ending
----------------------------------------------------------------------------
June 30, 2001
-------------

     Sales increased by $508,018, up to $5,890,436 during the six month period ending June 30, 2002, from $5,382,418 during the same six month period in 2001 (a 9.5% increase). This increase is attributable to increased sales of existing products as well as the expansion of the line of sweet cheese spreads called Sweet Kiss(TM). Net income increased by $238,258, up to $799,214 for the six month period ending June 30, 2002, from $560,956 during the same six month period in 2001 (a 42% increase).

     Cost of goods sold as a percentage of sales were 55% for the six month period ending June 30, 2002, compared to 59% for the same six month period in 2002. This decrease is primarily attributable to decreased costs in raw materials.

     Operating expenses decreased by $44,234, down to $1,382,711 for the six month period ending June 30, 2002, from $1,426,945 during the same period in 2001.

     Earnings per share for the six months ended June 30, 2002 were $.19, compared to $.13 for the same six month period of 2001.

Three month period ending June 30, 2002 compared to the three month period
--------------------------------------------------------------------------
ending June 30, 2001
--------------------

     Sales increased by $252,864, up to $3,002,583 during the three month period ending June 30, 2002, from $2,749,719 during the same three month period in 2001 (a 9% increase). This increase is attributable to increased sales of existing products as well as the expansion of the line of sweet cheese spreads called Sweet Kiss(TM).

     Net income increased by $119,413, up to $351,656 for the three month period ending June 30, 2002, from $232,243 during the same three month period in 2001 (a 51.4% increase).

     Cost of goods sold, as a percentage of sales were 58% for the three month period ending June 30, 2002, compared to 60% for the same three month period in 2001.

     Despite the increased production, operating expenses decreased by $39,296, or 5%, down to $734,171 for the three month period ending June 30, 2002, from $773,467 during the same three month period in 2001. This decrease is primarily attributable to increased production and efficiency associated with the continuing automation and streamlining of manufacturing functions.

     Earnings per share for the quarter ended June 30, 2002 were $.08, compared to $.05 for the same quarter of 2001.

Liquidity and Capital Resources

     As of June 30, 2002, the Company had working capital in the amount of $8,181,231 compared to $7,206,098 as of June 30, 2001, an increase of $978,133.
This increase is attributable to an increase in current assets and decrease in current liabilities as described below.

     Total current liabilities as of June 30, 2002 were $1,035,798, a $524,016 decrease from $1,559,814 as of June 30, 2001. This decrease is primarily due to the repayment of mortgage notes payable, as well as the reclassification of a mortgage note payable from a current liability to a long-term liability, as a result of a refinancing of the note.

     Total current assets as of June 30, 2002 was $9,220,029, a $454,117 increase from $8,765,912 as of June 30, 2001. This increase is due to the recognition of increased deferred tax assets, net of a valuation allowance of $210,000, relating to the unrealized losses on marketable securities.

     The Company held marketable securities with a fair market value of $4,547,454 as of June 30, 2002. These marketable securities have a cost basis of $6,665,212, which represents $2,117,758 in unrealized losses (net of unrealized gains) as of June 30, 2002.

     Net cash provided by operating activities increased by $243,844 (or 32%) to $1,015,660 for the six months ended June 30, 2002, from $771,816 for the six month period in 2001.

     The accompanying unaudited interim financial statements include all adjustments which are, in the opinion of management, necessary to a fair statement of the results of the interim periods represented.

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

ITEM 2.  CHANGES IN SECURITIES - None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES - None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


     The Company held its Annual Meeting of Stockholders on June 1, 2002. Proxies were solicited pursuant to Regulation 14A under the Exchange Act, and the election of directors was uncontested. The matters voted upon and the results thereof were as follows:

     1. Election of Directors to serve until the next meeting and until their successors are duly elected and qualified:

                                          For                      Withheld

          Michael Smolyansky**            4,205,412                 11,477
          Pol Sikar                       4,207,312                  9,577
          Rick D. Salm                    4,207,312                  9,577
          Renzo Bernardi                  4,207,312                  9,577
          Thomas Kunz                     4,195,885                 21,004


          ** Michael Smolyansky died on June 9, 2002. On June 10, 2002, the
             Board of Directors named Julie Smolyansky to fill the vacancy on the Board left by the death of Mr. Smolyansky.

     2. Ratification of Gleeson, Sklar, Sawyers & Cumpata LLP as independent auditors for the next fiscal year:

          For                    Against                 Abstain
          ---                    -------                 -------
          4,202,255              10,777                  3,857


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


     (b) REPORTS ON FORM 8-K.

     On June 25, 2002, the Company filed a current report on Form 8-K reporting that the Company's founder and president Michael Smolyansky had died on June 9, 2002. It was further reported that at a special board meeting held on June 10, 2002, Julie Smolyansky, the founder's daughter, was appointed president, CEO and treasurer and named as a director to fill the vacancy left by Mr. Smolyansky.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                 LIFEWAY FOODS, INC.


                                 By:  /S/ JULIE SMOLYANSKY
                                    -----------------------------------------
                                    Julie Smolyansky
                                    Chief Executive Officer, Chief Financial
                                    and Accounting Officer, President,
                                    Treasurer and Director

Date:   August 14, 2002



                                  CERTIFICATION

Solely for the purposes of complying with, and the extent required by 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, the undersigned certifies, in her capacity as an officer of Lifeway Foods, Inc. (the "Company"), that, to her knowledge, the Quarterly Report of the Company on Form 10-QSB for the period ended June 30, 2002, fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 and that the information contained in the report fairly presents, in all material respects, the Company's financial condition and results of operations.



                                By:  /S/ JULIE SMOLYANSKY
                                    -----------------------------------------
                                    Julie Smolyansky
                                    Chief Executive Officer, Chief Financial
                                    and Accounting Officer, President,
                                    Treasurer and Director


DATE:  August 14, 2002