Form 10QSB
period 2002-09-30
LIFEWAY FOODS INC
filed 2002-11-15
CIK 814586

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

(Mark One)

   [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended September 30, 2002



   [_]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

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


                                 (847) 967-1010
                           ---------------------------
                           (issuer's telephone number)



              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the issuer was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.   Yes [X]     No [_]

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the issuer filed all documents and reports required to be filed by
Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities
under a plan confirmed by a court.   Yes [_]      No [_]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of November 14, 2002, the issuer had 4,268,444 shares of common stock, no par value, outstanding.

Transitional Small Business Disclosure Format (Check one):  Yes [_]     No [X]

================================================================================

                                      INDEX

                                                                            PAGE
                                                                            ----
PART I - FINANCIAL INFORMATION.................................................3

         ITEM 1. FINANCIAL STATEMENTS..........................................3

         LIFEWAY FOODS, INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF
         FINANCIAL CONDITION SEPTEMBER 30, 2002 AND 2001 AND DECEMBER 31,
         2001..................................................................3

         LIFEWAY FOODS, INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF
         INCOME AND COMPREHENSIVE INCOME FOR THE THREE AND NINE
         MONTHS ENDED SEPTEMBER 30, 2002 AND 2001 AND THE YEAR ENDED
         DECEMBER 31, 2001.....................................................4

         LIFEWAY FOODS, INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF
         CHANGES IN STOCKHOLDERS' EQUITY SEPTEMBER 30, 2002 AND
         DECEMBER 31, 2001.....................................................5

         LIFEWAY FOODS, INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF
         CASH FLOWS SEPTEMBER 30, 2002 AND 2001 AND DECEMBER 31, 2001..........6


         ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS..................................15




PART II - OTHER INFORMATION...................................................17

         ITEM 1. LEGAL PROCEEDINGS............................................17

         ITEM 2. CHANGES IN SECURITIES........................................17

         ITEM 3. DEFAULTS UPON SENIOR SECURITIES..............................17

         ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..........17

         ITEM 5. OTHER INFORMATION - NONE.....................................17

         ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.............................18


SIGNATURES....................................................................19

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                       LIFEWAY FOODS, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                           SEPTEMBER 30, 2002 AND 2001
                              AND DECEMBER 31, 2001


                                                       SEPTEMBER 30,     SEPTEMBER 30,
                                                           2002              2001          DECEMBER 31,
                                                        (UNAUDITED)       (UNAUDITED)          2001
                                                       ------------      ------------      ------------
ASSETS
Current assets
Cash and cash equivalents                              $  1,385,520      $    415,731      $    936,949
Marketable securities                                     4,902,476         5,403,173         5,754,986
Accounts receivable, net of allowance for doubtful
   accounts of $15,000 at September 30, 2002 and
   December 31, 2001 and $0 at September 30, 2001         1,558,312         1,498,505         1,316,626
Other receivables                                            70,083            27,278            52,602
Inventories                                                 794,802           819,678           800,773
Prepaid expenses and other current assets                    26,828                --            33,686
Deferred income taxes                                       697,305           450,165           560,543
                                                       ------------      ------------      ------------
Total current assets                                      9,435,326         8,614,530         9,456,165
                                                       ------------      ------------      ------------
Property, plant, and equipment, net                       4,587,013         4,981,216         5,020,865
                                                       ------------      ------------      ------------
Total assets                                           $ 14,022,339      $ 13,595,746      $ 14,477,030
                                                       ============      ============      ============


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Current maturities of notes payable                    $     63,432      $    655,878      $     90,249
Margin account                                                   --                --           431,795
Accounts payable                                            629,563           506,116           543,401
Accrued expenses                                            206,065           224,716           163,715
Income taxes payable                                        278,884           203,021           144,916
                                                       ------------      ------------      ------------
Total current liabilities                                 1,177,944         1,589,731         1,374,076
                                                       ------------      ------------      ------------
Long-term liabilities                                       467,724           508,463         1,116,410
Deferred income taxes                                       421,344           397,178           436,265
Stockholders' equity
Common stock                                              6,509,267         6,509,267         6,509,267
Stock subscription receivable                               (15,000)          (15,000)          (15,000)
Treasury stock, at cost                                    (322,378)               --          (287,033)
Retained earnings                                         7,402,366         5,651,673         6,071,793
Accumulated other comprehensive loss, net of tax         (1,618,928)       (1,045,566)         (728,748)
                                                       ------------      ------------      ------------
Total stockholders' equity                               11,955,327        11,100,374        11,550,279
                                                       ------------      ------------      ------------
Total liabilities and stockholders' equity             $ 14,022,339      $ 13,595,746      $ 14,477,030
                                                       ============      ============      ============




See accompanying notes to financial statements.

                       LIFEWAY FOODS, INC. AND SUBSIDIARY
           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                      AND THE YEAR ENDED DECEMBER 31, 2001



                                                 (UNAUDITED)                        (UNAUDITED)
                                             THREE MONTHS ENDED                  NINE MONTHS ENDED
                                       ------------------------------      ------------------------------       YEAR ENDED
                                         SEPT. 30,         SEPT. 30,         SEPT. 30,         SEPT. 30,       DECEMBER 31,
                                           2002              2001              2002              2001              2001
                                       ------------      ------------      ------------      ------------      ------------
Sales                                  $  3,074,987      $  2,662,178      $  8,965,423      $  8,044,596      $ 10,683,983
Cost of goods sold                        1,586,497         1,617,573         4,870,278         4,809,586         6,448,992
                                       ------------      ------------      ------------      ------------      ------------
Gross profit                              1,488,490         1,044,605         4,095,145         3,235,010         4,234,991
Operating expenses                          749,984           692,755         2,132,695         2,119,699         2,797,747
                                       ------------      ------------      ------------      ------------      ------------
Income from operations                      738,506           351,850         1,962,450         1,115,311         1,437,244
                                       ------------      ------------      ------------      ------------      ------------
Other income (expense):
   Interest and dividend income              67,188            57,418           157,825           180,109           232,173
   Interest expense                         (19,314)          (20,675)          (58,645)          (75,092)         (107,425)
   Gain (loss) on sale of
   marketable securities, net                (2,947)           58,282            36,391           171,917           249,522
                                       ------------      ------------      ------------      ------------      ------------
Total other income                           44,927            95,025           135,571           276,934           374,270
                                       ------------      ------------      ------------      ------------      ------------
Income before provision for
  income taxes                              783,433           446,875         2,098,021         1,392,245         1,811,514
Provision for income taxes                  252,074           207,025           767,448           591,437           590,587
                                       ------------      ------------      ------------      ------------      ------------
Net income                                  531,359           239,850         1,330,573           800,808         1,220,927
                                       ============      ============      ============      ============      ============
Earnings per common share                      0.12              0.06              0.31              0.19              0.28
                                       ============      ============      ============      ============      ============
Weighted average shares outstanding       4,268,904         4,318,444         4,268,904         4,318,444         4,318,158
                                       ============      ============      ============      ============      ============
COMPREHENSIVE INCOME
Net income                             $    531,359      $    239,850      $  1,330,573      $    800,808      $  1,220,927
Other comprehensive income
  (loss), net of tax:
Unrealized losses on marketable
  securities (net of tax benefits)          (96,142)         (427,363)         (793,332)         (825,184)         (537,505)
Less reclassification adjustment for
  gains (losses) included in net income     (98,833)          (27,109)          (96,848)          (15,269)           13,870
                                       ------------      ------------      ------------      ------------      ------------
Comprehensive income (loss)            $    366,384      $   (214,622)     $    440,393      $    (39,645)     $    697,292
                                       ============      ============      ============      ============      ============


See accompanying notes to financial statements.

                       LIFEWAY FOODS, INC. AND SUBSIDIARY
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                    SEPTEMBER 30, 2002 AND DECEMBER 31, 2001


                     Common Stock, No Par
                     Value 10,000,000 Shares                                                                           Accumulated
                     Authorized                  # of                                                                  Other
                     -------------------------   Shares of                  Stock          Treasury                    Comprehensive
                     # of Shares   # of Shares   Treasury     Common        Subscription   Stock,        Retained      Income,
                     Issued        Outstanding   Stock        Stock         Receivable     at Cost       Earnings      Net of Tax
                     -----------   -----------   ----------   -----------   -----------    -----------   -----------   -----------
Balances at December
31, 2000               4,318,444     4,318,444           --   $ 6,509,267   $   (15,000)   $        --   $ 4,850,866   $  (205,113)

Other comprehensive
income (loss):
Unrealized losses on
securities,
net of taxes and
reclassification
adjustment                    --            --           --            --            --             --            --      (523,635)

Purchase of Treasury
Stock                         --       (45,000)      45,000            --            --       (287,033)           --            --

Net income for the
year ended December
31, 2001                      --            --           --            --            --             --     1,220,927            --
                     -----------   -----------   ----------   -----------   -----------    -----------   -----------   -----------
Balances at December
31, 2001               4,318,444     4,273,444       45,000     6,509,267       (15,000)      (287,033)    6,071,793      (728,748)

Purchase of treasury
stock                         --        (5,000)       5,000            --            --        (35,345)           --            --

Other comprehensive
income (loss):
Unrealized losses on
securities,
net of taxes and
reclassification
adjustment                    --            --           --            --            --             --            --      (890,180)

Net income for the
nine months ended
September 30, 2002            --            --           --            --            --             --     1,330,573            --
                     -----------   -----------   ----------   -----------   -----------    -----------   -----------   -----------
Balances at September
30, 2002 (Unaudited)   4,318,444     4,268,444       50,000     6,509,267   $   (15,000)   $  (322,378)  $ 7,402,366   $(1,618,928)
                     ===========   ===========   ==========   ===========   ===========    ===========   ===========   ===========


See accompanying notes to financial statements

                       LIFEWAY FOODS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           SEPTEMBER 30, 2002 AND 2001
                              AND DECEMBER 31, 2001


                                                                      (Unaudited)
                                                                     SEPTEMBER 30,
                                                             ------------------------------      DECEMBER 31,
                                                                 2002              2001              2001
                                                             ------------      ------------      ------------
Cash flows from operating activities:
Net income                                                   $  1,330,573      $    800,808      $  1,220,927

Adjustments to reconcile net income to net
cash flows from operating activities:
Depreciation and amortization                                     606,735           571,168           777,350

Gain (loss) on sale of marketable securities, net
                                                                  (36,391)         (171,917)         (249,522)
Deferred income taxes                                                 735            57,468            47,952

Provision for doubtful accounts                                        --                --            15,000

(Increase) decrease in operating assets:
Accounts receivable                                              (241,686)         (316,845)         (149,966)

Other receivables                                                 (17,481)          (27,278)          (52,602)

Inventories                                                         5,971           100,333           119,238

Prepaid expenses and other current assets                           6,858                --           (33,686)

Increase (decrease) in operating liabilities:
Accounts payable                                                   86,162           (11,509)           25,776

Accrued expenses                                                   42,350           (17,754)           (4,105)

Income taxes payable                                              133,968           138,467            80,362
                                                             ------------      ------------      ------------
Net cash provided by operating activities                       1,917,794         1,122,941         1,796,724

Cash flows from investing activities:
Purchase of marketable securities                              (5,493,045)       (7,437,318)       (9,246,972)

Sales of marketable securities                                  5,339,349         5,896,672         7,687,102

Purchases of property, plant and equipment                       (172,884)         (532,769)         (712,798)

Change in margin account                                         (431,795)               --           357,145
                                                             ------------      ------------      ------------
Net cash used in investing activities                            (758,375)       (2,073,415)       (1,915,523)

Cash flows from financing activities:
Repayment of notes payable                                       (675,503)          (70,836)          (94,320)

Purchase of treasury stock                                        (35,345)               --          (287,033)

Net cash used in financing activities                            (710,848)          (70,836)         (381,353)

Net increase (decrease) in cash and cash equivalents              448,571        (1,021,370)         (500,152)

Cash and cash equivalents at the beginning of the period          936,949         1,437,101         1,437,101
                                                             ------------      ------------      ------------
Cash and cash equivalents at end of period                   $  1,385,520      $    415,731      $    936,949
                                                             ============      ============      ============

See accompanying notes to financial statements

Note 1 - NATURE OF BUSINESS

         Lifeway Foods, Inc. (The "Company") commenced operations in February 1986 and incorporated under the laws of the state of Illinois on May 19, 1986. The Company's principal business activity is the production of dairy products. Specifically, the Company produces Kefir, a drinkable product which is similar to but distinct from yogurt, in several flavors sold under the name "Lifeway's Kefir;" a plain farmer's cheese sold under the name "Lifeway's Farmer's Cheese;" a fruit sugar-flavored product similar in consistency to cream cheese sold under the name of "Sweet Kiss;" and a dairy beverage, similar to Kefir, with increased protein and calcium, sold under the name "Basics Plus." The Company also produces several soy-based products under the name "Soy Treat" and a vegetable-based seasoning under the name "Golden Zesta." The Company currently distributes its products throughout the Chicago metropolitan area through local food stores. In addition, the products are sold throughout the United States and Ontario, Canada. The Company also distributes some of its products internationally by exporting to Eastern Europe. During the year 2001 and for the nine months ended September 30, 2002 and 2001, export sales of the Company were approximately $154,000, $40,294, and $36,330, respectively.

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


Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         A summary of the significant accounting policies applied in the preparation of the accompanying financial statements follows:

                       LIFEWAY FOODS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2002 AND 2001



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

         The Company maintains cash deposits at several institutions located in the greater Chicago, Illinois metropolitan area. Deposits at each institution are insured up to $100,000 by the Federal Deposit Insurance Corporation or the Securities Investor Protection Corporation.

         Bank balances of amounts reported by financial institutions are categorized as follows at September 30, 2002.


         Amounts insured                                $     354,235
         Uninsured and uncollateralized amounts             1,451,104
                                                        -------------
         Total bank balances                            $   1,805,339
                                                        =============

Marketable securities
---------------------

         Marketable securities are classified as available-for-sale and are stated at market value. Gains and losses related to marketable securities sold are determined by the specific identification method.

Accounts receivable
-------------------

         The allowance for doubtful accounts is based on management's evaluation of outstanding accounts receivable at the end of the period.

                       LIFEWAY FOODS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2002 AND 2001

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

Advertising costs
-----------------

         The Company expenses advertising costs as incurred. During the year 2001 and for the nine months ended September 30, 2002 and 2001, approximately $473,800, $297,185, and $344,578, respectively, were expensed.

                       LIFEWAY FOODS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2002 AND 2001



Earning per common share
------------------------

         Earnings per common share were computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the year. For 2002 and 2001, diluted and basic earnings per share were the same, as the effect of dilutive securities options outstanding was not significant.

Note 3 - MARKETABLE SECURITIES

         The cost and fair value of marketable securities available for sale are as follows:

                                                   Unrealized       Unrealized          Fair
September 30, 2002                   Cost             Gains           Losses            Value
------------------               ------------     ------------     ------------     ------------
Equities - common                $  3,196,120     $      7,941     $ (2,292,884)    $    911,177
Equities - preferred                  125,000               --          (17,050)         107,950
Municipal bonds, maturing
  within five years                 3,863,322           20,027               --        3,883,349
                                 ------------     ------------     ------------     ------------
Total                            $  7,184,442     $     27,968     $ (2,309,934)    $  4,902,476
                                 ============     ============     ============     ============


                                                   Unrealized       Unrealized          Fair
September 30, 2001                   Cost             Gains           Losses            Value
------------------               ------------     ------------     ------------     ------------
Equities                         $  6,994,605     $     28,998     $ (1,550,230)    $  5,473,373
Options, maturing within
  one year                            (52,488)              --          (17,712)         (70,200)
                                 ------------     ------------     ------------     ------------
Total                            $  6,942,117     $     28,998     $ (1,567,942)    $  5,403,173
                                 ============     ============     ============     ============


                                                   Unrealized       Unrealized          Fair
December 31, 2001                   Cost             Gains            Losses            Value
-----------------                ------------     ------------     ------------     ------------
Equities                         $  3,447,853     $     46,888     $ (1,238,666)    $  2,256,075
Preferred securities                  777,723            6,827           (6,240)         778,310
Municipal bonds, maturing
  within five years                 2,554,622               --          (63,184)       2,491,438
Government agency obligations,
  maturing after five years           248,755               --           (7,392)         241,363
Options, maturing within
  one year                            (34,600)          22,400               --          (12,200)
                                 ------------     ------------     ------------     ------------
Total                            $  6,994,353     $     76,115     $ (1,315,482)    $  5,754,986
                                 ============     ============     ============     ============

                       LIFEWAY FOODS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2002 AND 2001



         Proceeds from the sale of marketable securities were $7,687,102, $5,339,349, and $5,896,672 during the year 2001 and during the nine month periods ended September 30, 2002 and 2001, respectively.

         Gross gains of $249,522, $36,391, and $171,917, were realized on these sales during the year 2001 and for the nine months ended September 30, 2002 and 2001, respectively.


Note 4 - INVENTORIES

Inventories consist of the following:

                                         (Unaudited)
                                         September 30,
                                 -----------------------------     December 31,
                                     2002             2001             2001
                                 ------------     ------------     ------------
Finished goods                   $    433,186     $    427,021     $    273,932
Production supplies                   222,228          230,489          280,897
Raw materials                         139,388          162,168          245,944
                                 ------------     ------------     ------------
Total inventories                $    794,802     $    819,678     $    800,773
                                 ============     ============     ============


Note 5 - PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment consists of the following:

                                          (Unaudited)
                                         September 30,
                                 -----------------------------     December 31,
                                     2002             2001             2001
                                 ------------     ------------     ------------
Land                             $    658,400     $    658,400     $    658,400
Buildings and improvements          2,743,593        2,679,885        2,727,986
Machinery and equipment             4,802,886        3,818,070        4,668,863
Vehicles                              359,383          250,328          359,383
Office equipment                      108,198           72,379           84,945
                                 ------------     ------------     ------------
                                    8,672,460        8,253,746        8,499,577
Less accumulated depreciation       4,085,447        3,272,530        3,478,712
                                 ------------     ------------     ------------
                                 $  4,587,013     $  4,981,216     $  5,020,865
                                 ============     ============     ============


         Depreciation expense during the year ended December 31, 2001 and for the nine months ended September 30, 2002 and 2001 was $777,350, $606,735, and $571,168, respectively.

                       LIFEWAY FOODS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2002 AND 2001


Note 6 - NOTES PAYABLE

Notes payable consist of the following:

                                                   (Unaudited)
                                                  September 30,
                                          -----------------------------     December 31,
                                              2002             2001             2001
                                          ------------     ------------     ------------
Mortgage note payable to a bank,
paid in full in 2002                      $         --     $    158,769     $    155,506

Mortgage note payable to a bank,
payable in monthly installments
of $3,161 including interest at
7.25%. Collateralized by real estate                --          368,988          366,253

Note payable to a bank, paid in
full in 2002                                        --            7,628            6,169

Mortgage note payable to a bank,
payable in monthly installments
of principal of $3,435 plus
interest at 6.51%, with a balloon
payment of $412,142 due November
2006

Collateralized by real estate                  483,868          628,432          614,779

Note payable to finance company                     --              524               --

Notes payable to finance companies,
payable in monthly installments of
$1,851, including interest at 0%,
due  November 2004.  Collateralized
by vehicles                                     47,288               --           63,952
                                          ------------     ------------     ------------
Total notes payable                            531,156        1,164,341        1,206,659

Less current maturities                         63,432          655,878           90,249
                                          ------------     ------------     ------------
Total long-term portion                   $    467,724     $    508,463     $  1,116,410
                                          ============     ============     ============


Maturities of notes payables are as follows:

As of September 30,
2003                                         $  63,432
2004                                            63,432
2005                                            44,922
2006                                            41,220
2007                                           318,150
                                             ---------
Total                                        $ 531,156
                                             =========

                       LIFEWAY FOODS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2002 AND 2001



Note 7 - PROVISION FOR INCOME TAXES

The provision for income taxes consists of the following:

                                        (Unaudited)
                                 For the Nine Months Ended          For the
                                       September 30,              Year Ended
                               -----------------------------     December 31,
                                   2002             2001             2001
                               ------------     ------------     ------------
Current:
Federal                        $    618,335     $    433,509     $    435,620
State                               148,378          100,460          107,015
                               ------------     ------------     ------------
Total current                       776,713          533,969          542,635
Deferred                                735           57,468           47,952
                               ------------     ------------     ------------
Provision for income taxes     $    767,448     $    591,437     $    590,587
                               ============     ============     ============


A reconciliation of the provision for income taxes and the income tax computed at the statutory rate are as follows:

                                        (Unaudited)
                                 For the Nine Months Ended         For the
                                        September 30,             Year Ended
                               -----------------------------     December 31,
                                   2002             2001             2001
                               ------------     ------------     ------------
Federal income tax expense computed
  at the statutory rate        $    671,367     $    465,653     $    570,953
State taxes, expense                152,946           99,963          132,240
Temporary book/tax differences
  Depreciation                       39,152               --          (38,950)
  Other                             (38,001)              --          (18,071)
Permanent book/tax differences      (58,016)          25,821          (55,585)
                               ------------     ------------     ------------
Provision for income taxes     $    767,448     $    591,437     $    590,587
                               ============     ============     ============

                       LIFEWAY FOODS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2002 AND 2001

Amounts for deferred tax assets and liabilities are as follows:

                                        (Unaudited)
                                       September 30,
                               -----------------------------     December 31,
                                   2002             2001             2001
                               ------------     ------------     ------------
Non-current deferred tax
liabilities arising from:
Temporary differences -
  principally Book/tax,
  accumulated depreciation     $   (421,344)    $   (397,178)    $   (436,265)
Current deferred tax
  assets arising from:
Book/tax, allowance for
  unrealized losses                 953,038          448,845          510,620
Book/tax, inventory                  34,267               --           49,923
Book/tax, options                        --           (1,320)              --
Valuation allowance                (290,000)              --               --
                               ------------     ------------     ------------
Total deferred tax assets           697,305          450,165          560,543
                               ------------     ------------     ------------
Net deferred tax asset
 (liability)                   $    275,961     $     52,987     $    124,278
                               ============     ============     ============

The valuation allowance of $290,000, $0, and $0 as of September 30, 2002, September 30, 2001 and December 31, 2001, respectively, represents a provision for uncertainty as to the realization of deferred tax assets resulting from the increase in unrealized losses from marketable securities in the current period.

Note 8 - SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for interest and income taxes are as follows:

                                        (Unaudited)
                                    For the Nine Months          For the Year
                                    Ended September 30,             Ended
                               -----------------------------     December 31,
                                   2002             2001             2001
                               ------------     ------------     ------------
Interest                       $     58,645     $     75,092     $    107,424
Income taxes                   $    601,758     $    395,502     $    505,518


         Non-cash investing and financing transactions during 2001 include the purchase of vehicles via notes payable for $65,802 and the refinancing of debt for $618,214.

Note 9 - STOCK OPTION PLANS

         The Company has a registration statement filed with the Securities and Exchange Commission in connection with a Consulting Service Compensation Plan covering up to 300,000 of the Company's common stock shares. Pursuant to the Plan, the Company may issue common stock or options to purchase common stock to certain consultants, service providers, and employees of the Company. There were 234,300 shares available for issuance under the Plan at September 30, 2002 and 2001.

                       LIFEWAY FOODS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2002 AND 2001



         The option price, number of shares, grant date, and vesting terms are determined at the discretion of the Company's Board of Directors.

         As of September 30, 2002 and 2001, there were no stock options outstanding or exercisable.

Note 10 - FAIR VALUE OF FINANCIAL INSTRUMENTS

         The estimated fair value of the Company's financial instruments, none of which are held for trading purposes, are as follows at September 30, 2002:

                                                  Carrying           Fair
                                                   Amount            Value
                                                ------------     ------------
         Cash and cash equivalents              $  1,385,520     $  1,385,520
         Marketable securities                     4,902,476        4,902,476
         Notes payable                               531,156          553,976

         The carrying values of cash and cash equivalents, and marketable securities approximate fair values. The fair value of the notes payable is based on the discounted value of contractual cash flows. The discount rate is estimated using rates currently offered for debt with similar maturities.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The third quarter was the first full quarter Lifeway Foods has operated under the new management of CEO Julie Smolyansky. The Company has achieved another record quarter for sales and showed exceptional gross and operating margin growth. Management implemented several cost cutting measures that helped push this operating margin growth. The Company also lowered its advertising expenses while at the same time sales increased for both the three months and nine months ended September 30, 2002. These factors, along with several other positive initiatives helped fuel the Company to record success. The following is a summary of the operations for the three months and nine months ended September 30, 2002.

(1)      Material Changes in Results of Operations

Nine-month period ended September 30, 2002 compared to the nine-month period ended September 30, 2001

         Sales increased by $920,827, up to $8,965,423 during the nine month period ended September 30, 2002, from $8,044,596 during the same nine month period in 2001 (an 11% increase). This increase is attributable to a vigorous yet cost effective marketing initiative undertaken by management. Even though sales increased by 11% from the nine-month period in 2001 to the nine-month period in 2002, the Company's advertising expenses decreased 14% for the same nine-month period.

                       LIFEWAY FOODS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2002 AND 2001


         Cost of goods sold, as a percentage of sales, were 54% for the nine-month period ended September 30, 2002, compared to 60% for the same nine-month period in 2001. This decrease is attributable to decreased costs in raw materials and production supplies.

         Operating expenses increased by $12,996, up to $2,132,695 for the nine-month period ended September 30, 2002, from $2,119,699 during the same period in 2001.

         Net income increased by $529,765, up to $1,330,573 for the nine-month period ended September 30, 2002, from $800,808 during the same nine-month period in 2001 (a 66% increase).

         Earnings per share for the nine months ended September 30, 2002 were $.31, compared to $.19 for the same nine-month period of 2001.

Quarter ended September 30, 2002 compared to the quarter ended September 30, 2001.

         Sales increased by $412,809, up to $3,074,987 during the three month period ending September 30, 2002, from $2,662,178 during the same three month period in 2001 (a 16% increase). This increase is attributable to a vigorous yet cost effective marketing initiative undertaken by management.

         Cost of goods sold, as a percentage of sales were 51% for the three-month period ending September 30, 2002, compared to 61% for the same three-month period in 2001. The decrease was a result of the Company's successful renegotiation of its vendor contracts for raw materials and production supplies.

         Operating expenses increased by $57,229, or 8%, up to $749,984 for the three-month period ending September 30, 2002, from $692,755 during the same three-month period in 2001. Despite a 16% increase in production, operating expenses only increased by 8%. This is primarily attributable to several cost saving measures associated with production that were implemented by management.

         Net income increased by $291,509, up to $531,359 for the three-month period ending September 30, 2002, from $239,850 during the same three-month period in 2001 (a 121% increase).

         Earnings per share for the quarter ended September 30, 2002 were $.12, compared to $.06 for the same quarter of 2001.

(2)      Liquidity and Capital resources

         As of September 30, 2002, the Company had working capital in the amount of $8,257,382, compared to $7,024,799 as of September 30, 2001, an increase of $1,232,583. This increase is attributable to an increase in current assets and decrease in current liabilities as described below.

                       LIFEWAY FOODS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2002 AND 2001


         Total current liabilities as of September 30, 2002 were $1,177,944, a $411,787 decrease from $1,589,731 as of September 30, 2001. This decrease is primarily due to the repayment of mortgage notes payable due in 2002, and August 2003.

         Total current assets as of September 30, 2002 were $9,435,326, an $820,796 increase from $8,614,530 as of September 30, 2001. This increase is primarily due to an increase in cash and cash equivalents.

         The Company held marketable securities with a fair market value of $4,902,476 as of September 30, 2002. These marketable securities have a cost basis of $7,184,442 which represents $2,281,966 in unrealized losses (net of unrealized gains) as of September 30, 2002.

         Net cash provided by operating activities increased by $794,853 (or 70%) to $1,917,794 for the nine months ended September 30, 2002, from $1,122,941 for the same nine-month period in 2001.



                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         On August 8, 2002, the court entered an order dismissing 19 of 20 counts against the Company in the lawsuit filed by Fresh Made, Inc. The Company continues to vigorously defend the remaining count.

ITEM 2.  CHANGES IN SECURITIES - None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES - None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - None.

ITEM 5.  OTHER INFORMATION - None

                       LIFEWAY FOODS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2002 AND 2001


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  EXHIBITS: Exhibit Number and Brief Description

              3.4 Bylaws, as amended. (Incorporated by reference to Exhibit 3.4 of the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999 and filed March 29, 2000.)

              3.5 Articles of Incorporation, as amended and currently in effect. (Incorporated by reference to Exhibit 3.5 of the Company's Quarterly Report on Form 10- QSB for the quarterly period ended September 30, 2000 and filed August 8, 2000.)

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


                                    LIFEWAY FOODS, INC.


                                    By: /s/ JULIE SMOLYANSKY
                                        ----------------------------------------
                                        Julie Smolyansky
                                        Chief Executive Officer, Chief Financial
                                        and Accounting Officer, President,
                                        Treasurer and Director

Date:    November 14, 2002




                                  CERTIFICATION

         Solely for the purposes of complying with, and to the extent required by 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, the undersigned certifies, in her capacity as an officer of Lifeway Foods, Inc. (the "Company"), that, to her knowledge, the Quarterly Report of the Company on Form 10-QSB for the period ended September 30, 2002, fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 and that the information contained in the report fairly presents, in all material respects, the Company's financial condition and results of operations.



                                    By: /s/ JULIE SMOLYANSKY
                                        ----------------------------------------
                                        Julie Smolyansky
                                        Chief Executive Officer, Chief Financial
                                        and Accounting Officer, President,
                                        Treasurer and Director
DATE:  November 14, 2002