Form 10QSB/A
period 2002-09-30
LIFEWAY FOODS INC
filed 2002-11-18
CIK 814586

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB/A
                                 AMENDMENT NO.1
(Mark One)

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

                            (847) 967-1010 (issuer's
                                telephone number)

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

                     EXPLANATION FOR FILING OF FORM 10-QSB/A

The purpose of this Form 10-QSB/A Amendment No. 1 is to amend the previously filed Form 10-QSB of Lifeway Foods, Inc. for the quarter ended September 30, 2002 to include in this quarterly filing the disclosure regarding controls and procedures and certification by the Chief Executive Officer of financial statements as required by Section 302 of the Sarbanes-Oxley Act of 2002.

                                      INDEX

                                                                            PAGE


PART I - FINANCIAL INFORMATION................................................4

     ITEM 1. FINANCIAL STATEMENTS.............................................4

     LIFEWAY FOODS, INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF
     FINANCIAL CONDITION SEPTEMBER 30, 2002 AND 2001 AND DECEMBER 31, 2001....4

     LIFEWAY FOODS, INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF
     INCOME AND COMPREHENSIVE INCOME FOR THE THREE AND NINE MONTHS
     ENDED SEPTEMBER 30, 2002 AND 2001 AND THE YEAR ENDED DECEMBER 31, 2001...5

     LIFEWAY FOODS, INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF
     CHANGES IN STOCKHOLDERS' EQUITY SEPTEMBER 30, 2002 AND DECEMBER 31,
     2001.....................................................................6

     LIFEWAY FOODS, INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF CASH
     FLOWS SEPTEMBER 30, 2002 AND 2001 AND DECEMBER 31, 2001..................7

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
     AND RESULTS OF OPERATIONS...............................................16

PART II - OTHER INFORMATION..................................................18

     ITEM 1. LEGAL PROCEEDINGS...............................................18

     ITEM 2. CHANGES IN SECURITIES...........................................18

     ITEM 3. CONTROLS AND PROCEDURES.........................................18

     ITEM 4. DEFAULTS UPON SENIOR SECURITIES.................................18

     ITEM 5. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.............18

     ITEM 6. OTHER INFORMATION - NONE........................................19

     ITEM 7. EXHIBITS AND REPORTS ON FORM 8-K................................19

SIGNATURES AND CERTIFICATIONS................................................20

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                       LIFEWAY FOODS, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                           SEPTEMBER 30, 2002 AND 2001
                              AND DECEMBER 31, 2001

ASSETS                                               September 30,   September 30,
                                                         2002            2001        December 31,
                                                     (Unaudited)     (Unaudited)         2001
                                                     ------------    ------------    ------------
Current assets
Cash and cash equivalents                            $  1,385,520    $    415,731    $    936,949
Marketable securities                                   4,902,476       5,403,173       5,754,986
Accounts receivable, net of allowance for doubtful
accounts of $15,000 at September 30, 2002 and
December 31, 2001 and $0 at September 30, 2001          1,558,312       1,498,505       1,316,626
Other receivables                                          70,083          27,278          52,602
Inventories                                               794,802         819,678         800,773
Prepaid expenses and other current assets                  26,828            --            33,686
Deferred income taxes                                     697,305         450,165         560,543
                                                     ------------    ------------    ------------
Total current assets                                    9,435,326       8,614,530       9,456,165
                                                     ------------    ------------    ------------
Property, plant, and equipment, net                     4,587,013       4,981,216       5,020,865
                                                     ------------    ------------    ------------
Total assets                                         $ 14,022,339    $ 13,595,746    $ 14,477,030
                                                     ============    ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Current maturities of notes payable                  $     63,432    $    655,878    $     90,249
Margin account                                               --              --           431,795
Accounts payable                                          629,563         506,116         543,401
Accrued expenses                                          206,065         224,716         163,715
Income taxes payable                                      278,884         203,021         144,916
                                                     ------------    ------------    ------------
Total current liabilities                               1,177,944       1,589,731       1,374,076
                                                     ------------    ------------    ------------
Long-term liabilities                                     467,724         508,463       1,116,410
Deferred income taxes                                     421,344         397,178         436,265
Stockholders' equity
Common stock                                            6,509,267       6,509,267       6,509,267
Stock subscription receivable                             (15,000)        (15,000)        (15,000)
Treasury stock, at cost                                  (322,378)           --          (287,033)
Retained earnings                                       7,402,366       5,651,673       6,071,793
Accumulated other comprehensive loss, net of tax       (1,618,928)     (1,045,566)       (728,748)
                                                     ------------    ------------    ------------
Total stockholders' equity                             11,955,327      11,100,374      11,550,279
                                                     ------------    ------------    ------------
Total liabilities and stockholders' equity           $ 14,022,339    $ 13,595,746    $ 14,477,030
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

                                            (Unaudited)                     (Unaudited)
                                        Three Months Ended               Nine Months Ended          Year Ended
                                    Sept. 30,       Sept. 30,        Sept. 30,      Sept. 30,      December 31,
                                       2002            2001             2002           2001            2001
                                   ------------    ------------    ------------    ------------    ------------
Sales                              $  3,074,987    $  2,662,178    $  8,965,423    $  8,044,596    $ 10,683,983
Cost of goods sold                    1,586,497       1,617,573       4,870,278       4,809,586       6,448,992
                                   ------------    ------------    ------------    ------------    ------------
Gross profit                          1,488,490       1,044,605       4,095,145       3,235,010       4,234,991
Operating expenses                      749,984         692,755       2,132,695       2,119,699       2,797,747
                                   ------------    ------------    ------------    ------------    ------------
Income from operations                  738,506         351,850       1,962,450       1,115,311       1,437,244
                                   ------------    ------------    ------------    ------------    ------------
Other income (expense):
   Interest and dividend income          67,188          57,418         157,825         180,109         232,173
   Interest expense                     (19,314)        (20,675)        (58,645)        (75,092)       (107,425)
   Gain (loss) on sale of
   marketable                            (2,947)         58,282          36,391         171,917         249,522
     securities, net
                                   ------------    ------------    ------------    ------------    ------------
Total other income                       44,927          95,025         135,571         276,934         374,270
                                   ------------    ------------    ------------    ------------    ------------
Income before provision for
income taxes                            783,433         446,875       2,098,021       1,392,245       1,811,514
Provision for income taxes              252,074         207,025         767,448         591,437         590,587
                                   ------------    ------------    ------------    ------------    ------------
Net income                              531,359         239,850       1,330,573         800,808       1,220,927
                                   ============    ============    ============    ============    ============
Earnings per common share                  0.12            0.06            0.31            0.19            0.28
                                   ============    ============    ============    ============    ============
Weighted average shares
outstanding                           4,268,904       4,318,444       4,268,904       4,318,444       4,318,158
                                   ============    ============    ============    ============    ============
COMPREHENSIVE INCOME
Net income                         $    531,359    $    239,850    $  1,330,573    $    800,808    $  1,220,927
Other comprehensive income
(loss), net of tax:
Unrealized losses on marketable
securities (net of tax benefits)        (96,142)       (427,363)       (793,332)       (825,184)       (537,505)
Less reclassification adjustment
for gains (losses)
included in net income                  (98,833)        (27,109)        (96,848)        (15,269)         13,870
                                   ------------    ------------    ------------    ------------    ------------
Comprehensive income (loss)        $    366,384    $   (214,622)   $    440,393    $    (39,645)   $    697,292
                                   ============    ============    ============    ============    ============

                 See accompanying notes to financial statements.

                       LIFEWAY FOODS, INC. AND SUBSIDIARY
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                    SEPTEMBER 30, 2002 AND DECEMBER 31, 2001

                            Common Stock, No Par
                           Value 10,000,000 Shares                                                                   Accumulated
                                  Authorized            # of                                                            Other
                          ------------------------   Shares of                   Stock      Treasury                Comprehensive
                          # of Shares  # of Shares   Treasury      Common     Subscription   Stock,      Retained      Income,
                            Issued     Outstanding     Stock        Stock      Receivable   at Cost      Earnings    Net of Tax
                          -----------  -----------  -----------  -----------  -----------  -----------  -----------  -----------
Balances at December
31, 2000                    4,318,444    4,318,444         --    $ 6,509,267  $   (15,000) $      --    $ 4,850,866  $  (205,113)
Other comprehensive
income (loss):

Unrealized losses on
securities,
net of taxes and
reclassification
adjustment                       --           --           --           --           --           --           --       (523,635)

Purchase of Treasury
Stock                            --        (45,000)      45,000         --           --       (287,033)        --           --

Net income for the year
ended December 31, 2001          --           --           --           --           --           --      1,220,927         --
                          -----------  -----------  -----------  -----------  -----------  -----------  -----------  -----------
Balances at December
31, 2001                    4,318,444    4,273,444       45,000    6,509,267      (15,000)    (287,033)   6,071,793     (728,748)

Purchase of treasury
stock                            --         (5,000)       5,000         --           --        (35,345)        --           --

Other comprehensive
income (loss):

Unrealized losses on
securities,
net of taxes and
reclassification
adjustment                       --           --           --           --           --           --           --       (890,180)

Net income for the nine
months ended
September 30, 2002               --           --           --           --           --           --      1,330,573         --
                          -----------  -----------  -----------  -----------  -----------  -----------  -----------  -----------
Balances at September
30, 2002 (Unaudited)        4,318,444    4,268,444       50,000    6,509,267  $   (15,000) $  (322,378) $ 7,402,366  $(1,618,928)
                          ===========  ===========  ===========  ===========  ===========  ===========  ===========  ===========

                 See accompanying notes to financial statements.

                       LIFEWAY FOODS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           SEPTEMBER 30, 2002 AND 2001
                              AND DECEMBER 31, 2001

                                                            (Unaudited)
                                                           September 30,          December 31,
                                                           -------------          -----------
                                                        2002           2001           2001
                                                    -----------    -----------    -----------
Cash flows from operating activities:
Net income                                          $ 1,330,573    $   800,808    $ 1,220,927
Adjustments to reconcile net income to net
cash flows from operating activities:
Depreciation and amortization                           606,735        571,168        777,350
Gain (loss) on sale of marketable securities, net
                                                        (36,391)      (171,917)      (249,522)
Deferred income taxes                                       735         57,468         47,952
Provision for doubtful accounts                            --             --           15,000
(Increase) decrease in operating assets:
Accounts receivable                                    (241,686)      (316,845)      (149,966)
Other receivables                                       (17,481)       (27,278)       (52,602)
Inventories                                               5,971        100,333        119,238
Prepaid expenses and other current assets                 6,858           --          (33,686)
Increase (decrease) in operating liabilities:
Accounts payable                                         86,162        (11,509)        25,776
Accrued expenses                                         42,350        (17,754)        (4,105)
Income taxes payable                                    133,968        138,467         80,362
                                                    -----------    -----------    -----------
Net cash provided by operating activities             1,917,794      1,122,941      1,796,724
Cash flows from investing activities:
Purchase of marketable securities                    (5,493,045)    (7,437,318)    (9,246,972)
Sales of marketable securities                        5,339,349      5,896,672      7,687,102
Purchases of property, plant and equipment             (172,884)      (532,769)      (712,798)
Change in margin account                               (431,795)          --          357,145
                                                    -----------    -----------    -----------
Net cash used in investing activities                  (758,375)    (2,073,415)    (1,915,523)
Cash flows from financing activities:
Repayment of notes payable                             (675,503)       (70,836)       (94,320)
Purchase of treasury stock                              (35,345)          --         (287,033)
Net cash used in financing activities                  (710,848)       (70,836)      (381,353)
Net increase (decrease) in
cash and cash equivalents                               448,571     (1,021,370)      (500,152)
Cash and cash equivalents at the beginning
of the period                                           936,949      1,437,101      1,437,101
                                                    -----------    -----------    -----------
Cash and cash equivalents at end of period          $ 1,385,520    $   415,731    $   936,949
                                                    ===========    ===========    ===========

                 See accompanying notes to financial statements.

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

     Bank balances of amounts reported by financial institutions are categorized as follows at September 30, 2002.


Amounts insured                                     $   354,235
Uninsured and uncollateralized amounts                1,451,104
                                                    -----------
Total bank balances                                 $ 1,805,339
                                                    ===========

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

INCOME TAXES

     Deferred income taxes arise from temporary differences resulting from income and expense items reported for financial accounting and tax purposes in different periods. Deferred taxes are classified as current or non-current, depending on the classification of the assets and liabilities to which they relate. Deferred taxes arising from temporary differences that are not related to an asset or liability are classified as current or non- current depending on the periods in which the temporary differences are expected to reverse.

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

                       LIFEWAY FOODS, INC. AND SUBSIDIARY
                   Notes to Consolidated Financial Statements
                           September 30, 2002 and 2001

Note 3 - MARKETABLE SECURITIES

     The cost and fair value of marketable securities available for sale are as follows:

                                                    Unrealized     Unrealized        Fair
September 30, 2002                      Cost           Gains         Losses          Value
------------------                   -----------    -----------    -----------    -----------
Equities - common                    $ 3,196,120    $     7,941    $(2,292,884)   $   911,177
Equities - preferred                     125,000           --          (17,050)       107,950
Municipal bonds, maturing
  within five years                    3,863,322         20,027           --        3,883,349
                                     -----------    -----------    -----------    -----------
Total                                $ 7,184,442    $    27,968    $(2,309,934)   $ 4,902,476
                                     ===========    ===========    ===========    ===========


                                                    Unrealized     Unrealized        Fair
September 30, 2001                      Cost           Gains         Losses          Value
------------------                   -----------    -----------    -----------    -----------
Equities                             $ 6,994,605    $    28,998    $(1,550,230)   $ 5,473,373
Options, maturing within
  one year                               (52,488)          --          (17,712)       (70,200)
                                     -----------    -----------    -----------    -----------
Total                                $ 6,942,117    $    28,998    $(1,567,942)   $ 5,403,173
                                     ===========    ===========    ===========    ===========


                                                    Unrealized     Unrealized        Fair
December 31, 2001                       Cost           Gains         Losses          Value
-----------------                    -----------    -----------    -----------    -----------
Equities                             $ 3,447,853    $    46,888    $(1,238,666)   $ 2,256,075
Preferred securities                     777,723          6,827         (6,240)       778,310
Municipal bonds,
maturing within five years             2,554,622           --          (63,184)     2,491,438

Government agency
  obligations, maturing
  after five years                       248,755           --           (7,392)       241,363

Options, maturing within
  one year                               (34,600)        22,400           --          (12,200)
                                     -----------    -----------    -----------    -----------
Total                                $ 6,994,353    $    76,115    $(1,315,482)   $ 5,754,986
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

Note 4 - INVENTORIES

Inventories consist of the following:

                                             (Unaudited)
                                            September 30,
                                     --------------------------    December 31,
                                         2002           2001           2001
                                     -----------    -----------    -----------
Finished goods                       $   433,186    $   427,021    $   273,932
Production supplies                      222,228        230,489        280,897
Raw materials                            139,388        162,168        245,944
                                     -----------    -----------    -----------
Total inventories                    $   794,802    $   819,678    $   800,773
                                     ===========    ===========    ===========


Note 5 - PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment consists of the following:

                                            (Unaudited)
                                           September 30,
                                     --------------------------    December 31,
                                         2002           2001           2001
                                     -----------    -----------    -----------
Land                                 $   658,400    $   658,400    $   658,400
Buildings and improvements             2,743,593      2,679,885      2,727,986
Machinery and equipment                4,802,886      3,818,070      4,668,863
Vehicles                                 359,383        250,328        359,383
Office equipment                         108,198         72,379         84,945
                                     -----------    -----------    -----------
                                       8,672,460      8,253,746      8,499,577
Less accumulated depreciation          4,085,447      3,272,530      3,478,712
                                     -----------    -----------    -----------
                                     $ 4,587,013    $ 4,981,216    $ 5,020,865
                                     ===========    ===========    ===========

     Depreciation expense during the year ended December 31, 2001 and for the nine months ended September 30, 2002 and 2001 was $777,350, $606,735, and $571,168, respectively.

Note 6 - NOTES PAYABLE

Notes payable consist of the following:

                       LIFEWAY FOODS, INC. AND SUBSIDIARY
                   Notes to Consolidated Financial Statements
                           September 30, 2002 and 2001

                                             (Unaudited)
                                            September 30,
                                     --------------------------    December 31,
                                         2002           2001           2001
                                     -----------    -----------    -----------
Mortgage note payable to a bank,
paid in full in 2002.                $      --      $   158,769    $   155,506

Mortgage note payable to a bank,
payable in monthly installments of
$3,161 including interest at 7.25%.
Collateralized by real estate.              --          368,988        366,253

Note payable to a bank, paid
in full in 2002.                            --            7,628          6,169

Mortgage note payable to a bank,
payable in monthly installments
of principal of $3,435 plus interest
at 6.51%, with a balloon payment
of $412,142 due November 2006.
Collateralized by real estate.           483,868        628,432        614,779


Note payable to finance company.            --              524           --

Notes payable to finance companies,
payable in monthly installments of
$1,851, including interest at 0%, due
November 2004.  Collateralized by
vehicles.                                 47,288           --           63,952
                                     -----------    -----------    -----------

Total notes payable                      531,156      1,164,341      1,206,659

Less current maturities                   63,432        655,878         90,249
                                     -----------    -----------    -----------
Total long-term portion              $   467,724    $   508,463    $ 1,116,410
                                     ===========    ===========    ===========

Maturities of notes payables are as follows:

As of September 30,

                2003                 $    63,432
                2004                      63,432
                2005                      44,922
                2006                      41,220
                2007                     318,150
                                     -----------
               Total                 $   531,156
                                     ===========

                       LIFEWAY FOODS, INC. AND SUBSIDIARY
                   Notes to Consolidated Financial Statements
                           September 30, 2002 and 2001

Note 7 - PROVISION FOR INCOME TAXES

The provision for income taxes consists of the following:

                                             (Unaudited)
                                      For the Nine Months Ended      For the
                                            September 30,           Year Ended
                                     --------------------------    December 31,
                                         2002           2001           2001
                                     -----------    -----------    -----------
Current:
Federal                              $   618,335    $   433,509    $   435,620
State                                    148,378        100,460        107,015
                                     -----------    -----------    -----------
Total current                            776,713        533,969        542,635
Deferred                                     735         57,468         47,952
                                     -----------    -----------    -----------
Provision for income taxes           $   767,448    $   591,437    $   590,587
                                     ===========    ===========    ===========

     A reconciliation of the provision for income taxes and the income tax computed at the statutory rate are as follows:

                                             (Unaudited)
                                      For the Nine Months Ended      For the
                                            September 30,           Year Ended
                                     --------------------------    December 31,
                                         2002           2001           2001
                                     -----------    -----------    -----------
Federal income tax expense
  computed at the statutory rate     $   671,367    $   465,653    $   570,953
State taxes, expense                     152,946         99,963        132,240
Temporary book/tax differences
  Depreciation                            39,152           --          (38,950)
  Other                                  (38,001)          --          (18,071)
Permanent book/tax differences           (58,016)        25,821        (55,585)
                                     -----------    -----------    -----------
Provision for income taxes           $   767,448    $   591,437    $   590,587
                                     ===========    ===========    ===========

Amounts for deferred tax assets and liabilities are as follows:

                                             (Unaudited)
                                            September 30,
Non-current deferred tax             --------------------------    December 31,
liabilities arising from:                2002           2001           2001
                                     -----------    -----------    -----------
Temporary differences - principally
Book/tax, accumulated depreciation   $  (421,344)   $  (397,178)   $  (436,265)

Current deferred tax assets
arising from:

Book/tax, allowance for unrealized
  losses                                 953,038        448,845        510,620
Book/tax, inventory                       34,267           --           49,923
Book/tax, options                           --           (1,320)          --
Valuation allowance                     (290,000)          --             --
                                     -----------    -----------    -----------
Total deferred tax assets                697,305        450,165        560,543
                                     -----------    -----------    -----------
Net deferred tax asset (liability)   $   275,961    $    52,987    $   124,278
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

Note 8 - SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for interest and income taxes are as follows:


                                            (Unaudited)
                                         For the Nine Months         For the
                                         Ended September 30,        Ended Year
                                     --------------------------    December 31,
                                         2002           2001           2001
                                     -----------    -----------    -----------
Interest                             $    58,645    $    75,092    $   107,424
Income taxes                         $   601,758    $   395,502    $   505,518


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

                       LIFEWAY FOODS, INC. AND SUBSIDIARY
                   Notes to Consolidated Financial Statements
                           September 30, 2002 and 2001


Note 10 - FAIR VALUE OF FINANCIAL INSTRUMENTS

     The estimated fair value of the Company's financial instruments, none of which are held for trading purposes, are as follows at September 30, 2002:


                                       Carrying        Fair
                                        Amount         Value
                                     -----------    -----------
Cash and cash equivalents            $ 1,385,520    $ 1,385,520
Marketable securities                  4,902,476      4,902,476
Notes payable                            531,156        553,976

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

(1) Material Changes in Results of Operations

NINE-MONTH PERIOD ENDED SEPTEMBER 30, 2002 COMPARED TO THE NINE-MONTH PERIOD ENDED SEPTEMBER 30, 2001

     Sales increased by $920,827, up to $8,965,423 during the nine-month period ended September 30, 2002, from $8,044,596 during the same nine-month period in 2001 (an 11% increase). This increase is attributable to a vigorous yet cost effective marketing initiative undertaken by management. Even though sales increased by 11% from the nine-month period in 2001 to the nine-month period in 2002, the Company's advertising expenses decreased 14% for the same nine-month period.

     Cost of goods sold, as a percentage of sales were 54% for the nine-month period ended September

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

QUARTER ENDED SEPTEMBER 30, 2002 COMPARED TO THE QUARTER ENDED SEPTEMBER 30,
2001.

     Sales increased by $412,809, up to $3,074,987 during the three-month period ending September 30, 2002, from $2,662,178 during the same three-month period in 2001 (a 16% increase). This increase is attributable to a vigorous yet cost effective marketing initiative undertaken by management.

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

ITEM 2. CHANGES IN SECURITIES - None.

ITEM 3. CONTROLS AND PROCEDURES

     Disclosure Controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Based upon and as of the date of that evaluation, the Chief Executive Officer concluded that the Company's disclosure control and procedures are effective to ensure that the information required to be disclosed in the reports the Company files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

ITEM 4. DEFAULTS UPON SENIOR SECURITIES - None.

ITEM 5. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - None.

                       LIFEWAY FOODS, INC. AND SUBSIDIARY
                   Notes to Consolidated Financial Statements
                           September 30, 2002 and 2001

ITEM 6. OTHER INFORMATION

     Explanation for Filing of Form 10-QSB/A

     The purpose of this Form 10-QSB/A Amendment No. 1 is to amend the previously filed Form 10- QSB of Lifeway Foods, Inc. for the quarter ended September 30, 2002 to include in this quarterly filing the disclosure regarding controls and procedures and certification by the Chief Executive Officer of financial statements as required by Section 302 of the Sarbanes-Oxley Act of 2002.

ITEM 7. EXHIBITS AND REPORTS ON FORM 8-K

     (a)   EXHIBITS: Exhibit Number and Brief Description

           3.4      Bylaws, as amended. (Incorporated by reference to Exhibit
                    3.4 of the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999 and filed March 29, 2000.)

           3.5 Articles of Incorporation, as amended and currently in effect. (Incorporated by reference to Exhibit 3.5 of the Company's Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 2000 and filed August 8, 2000.)

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

                                    SIGNATURE

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


Date: November 18, 2002


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

DATE: November 18, 2002

                                  CERTIFICATION

I, Julie Smolyansky, certify that:

1. I have reviewed this quarterly report on Form 10-QSB/A of Lifeway Foods, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                             LIFEWAY FOODS, INC.


Date: November 18, 2002      By:  /S/ JULIE SMOLYANSKY
                                 ------------------------
                                 Julie Smolyansky
                                 Chief Executive Officer, Chief Financial
                                 and Accounting Officer, President,
                                 Treasurer and Director