Form 10KSB
period 2002-12-31
LIFEWAY FOODS INC
filed 2003-03-31
CIK 814586

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

     [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the fiscal year ended December 31, 2002

     [_]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

             For the transition period from: ______________ to ______________


                         Commission file number: 0-17363


                               LIFEWAY FOODS, INC.
--------------------------------------------------------------------------------
                 (Name of small business issuer in its charter)

          ILLINOIS                                        36-3442829
--------------------------------------------------------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
 incorporation or organization)

6431 WEST OAKTON, MORTON GROVE, ILLINOIS                     60053
----------------------------------------                  ------------
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

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[X] No[_]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [_]

     State issuer's revenues for its most recent fiscal year.   $12,212,236
                                                                -----------
     State the aggregate market value of the common stock held by non-affiliates, approximately 1,912,906 shares, computed by reference to the price at which the stock was sold as of a specified date within the past 60 days. $13,384,742 as of March 26, 2003, based on the last sale price of $7.00 per share as quoted on The Nasdaq Stock Market National Market System.

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 4,218,444 shares of Common Stock as of March 26, 2003.

                      DOCUMENTS INCORPORATED BY REFERENCE:

     Portions of the Notice of Annual Meeting and Proxy Statement for the Registrant's 2001 Annual Meeting of Shareholders, scheduled to be held June 14, 2003, are incorporated by reference in Part III.

     Transitional Small Business Disclosure Format (check one):  Yes [_]  No [X]
================================================================================

                                     PART I

               CAUTIONARY STATEMENT IDENTIFYING IMPORTANT FACTORS
                THAT COULD CAUSE THE COMPANY'S ACTUAL RESULTS TO
            DIFFER FROM THOSE PROJECTED IN FORWARD LOOKING STATEMENTS

         In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, readers of this document and any document incorporated by reference herein, are advised that this document and documents incorporated by reference into this document contain both statements of historical facts and forward looking statements. Forward looking statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those indicated by the forward looking statements. Examples of forward looking statements include, but are not limited to (i) projections of revenues, income or loss, earning or loss per share, capital expenditures, dividends, capital structure and other financial items, (ii) statements of Lifeway plans and objectives, including the introduction of new products, or estimates or predictions of actions by customers, suppliers, competitors or regulatory authorities, (iii) statements of future economic performance, and (iv) statements of assumptions underlying other statements and statements about Lifeway or its business.

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

         The cautionary statements made pursuant to the Private Litigation Securities Reform Act of 1995 above and elsewhere by Lifeway should not be construed as exhaustive or as any admission regarding the adequacy of disclosures made by Lifeway prior to the effective date of such Act. Forward looking statements are beyond the ability of Lifeway to control and in many cases we cannot predict what factors would cause results to differ materially from those indicated by the forward looking statements.


ITEM 1.  DESCRIPTION OF BUSINESS.

BUSINESS DEVELOPMENT

         Lifeway Foods, Inc. ("Lifeway") commenced operations in February 1986, and was incorporated under the laws of the State of Illinois on May 19, 1986. Our principal business activity is the manufacturing of probiotic, cultured, functional dairy and non-dairy health food products. Lifeway's primary products are kefir, a drinkable dairy beverage similar to but distinct from yogurt, in several flavors sold under the name "Lifeway Kefir"; a line of various drinkable yogurts sold under the name "La Fruta," and "Tuscan"; a dairy based immune-supporting dietary supplement beverage called "Basics Plus." We also produce several soy-based kefir beverages under name "Soy Treat." In addition to the drinkable products, we manufacture a line of various farmer cheeses sold under the name "Lifeway Farmer Cheese"; and a fruit sugar-flavored spreadable cheese similar in consistency to cream cheese sold under the name of "Sweet Kiss." We also market a vegetable-based seasoning under the name "Golden Zesta." Lifeway distributes its products primarily throughout the United States. Lifeway also distributes some of its products internationally by exporting to Canada.

SUBSIDIARY CORPORATION

         On September 30, 1992, Lifeway formed a wholly-owned subsidiary, LFI Enterprises, Inc. ("LFIE"), incorporated in the State of Illinois. Until August 1, 2001, LFIE operated a "Russian" theme restaurant and supper club facility, known as "Moscow Nights," catering to the Chicago area's East European ethnic communities. On August 1, 2001, Lifeway closed the "Moscow Nights" facility after a decision by management to to focus on its core business.

BUSINESS OF ISSUER

         PRODUCTS
         Lifeway's primary product is kefir which, like the better-known product of yogurt, is a fermented dairy product. Kefir has a slightly effervescent quality, with a taste similar to yogurt and a consistency similar to buttermilk. It is a distinct product from yogurt because it uses the unique microorganisms of kefir as the culture to ferment the milk. Lifeway's basic kefir is a drinkable product intended for use as a breakfast meal or a snack, or as a base for lower-calorie dressings, dips, soups or sauces. The kefir is also used as the base of Lifeway's plain farmer's cheese, a cheese without salt, sugar or animal rennet. In addition, kefir is the primary ingredient of Lifeway's "Sweet Kiss" product, a fruit sugar-flavored, cream cheese-like spread which is intended to be used as a dessert spread or frosting.

         Kefir contains a unique mixture of several live microorganisms and body nutrients such as proteins, minerals and vitamins. Kefir is highly digestible and, due to its acidity and enzymes, stimulates digestion of other foods. Kefir is considered to be the most favorable milk product for people suffering from genetically based lactose intolerance. Studies indicate that kefir may stimulate protein digestion and appetite, decrease the cholesterol content in blood, improve salivation and excretion of stomach and pancreatic enzymes and peristalsis. As compared to yogurt, many Naturopathic doctors consider kefir to be the best remedy for digestive troubles because it has a very low curd tension (the curd breaks up very easily into small particles). The curd of yogurt, on the other hand, holds together or breaks into lumps. The small size of the kefir curd facilitates digestion by presenting a large surface area for the digestive agents to work on.

         Kefir is a good source of calcium, protein, and Vitamin B-complex. In addition, because the fermentation process produces a less sour tasting product than yogurt, less sugar is required to make a desirable product, and the end product contains fewer calories than regular yogurt.

         Lifeway currently sells the products listed below to various retail establishments including supermarkets, grocery stores, gourmet shops, delicatessens and convenience stores. In 2003, Lifeway also has recently expanded its sales to healthcare facility customers such as hospitals.

         LIFEWAY KEFIR. "Lifeway Kefir" is a drinkable kefir product manufactured in eleven varieties--plain (regular and low-fat), raspberry, blueberry, strawberry, cherry, peach, banana-strawberry, cappuccino, chocolate and vanilla -- in 32 ounce containers featuring color-coded caps and labels describing nutritional information. In March 1996, Lifeway began marketing its fat-free, low cholesterol kefir in six flavors. The kefir product is currently marketed under the name "Lifeway's Kefir," and is sold from the retailer's dairy section.

         LIFEWAY ORGANIC SOYTREAT. "SoyTreat" is a soy alternative to dairy kefir and is made from organic soy milk, which is derived from non-genetically modified soybeans. SoyTreat can be consumed by those who desire the benefits of kefir, but are either lactose intolerant or vegan. SoyTreat also provides 6.25g of soy protein per serving, and features the Food and Drug Administration-approved health claim, "25g of soy protein a day as part of a diet low in saturated fat can help lower cholesterol and reduce the risk of heart disease."

         LIFEWAY ORGANIC KEFIR. "Lifeway Organic Kefir" meets the organic standards and specifications of the United States Department of Agriculture and is manufactured in four flavors. Organic kefir is sweetened with organic cane juice.

         LA FRUTA DRINKABLE YOGURT. "La Fruta" is a yogurt like drink similar to a milkshake or smoothie that is specifically formulated to accommodate the Hispanic market, the fastest growing demographic in the U.S. La Fruta is manufactured in four flavors: strawberry, mango, pina colada and banana-strawberry.

         TUSCAN BRAND DRINKABLE YOGURT. "Tuscan Brand Drinkable Yogurt" is a cultured dairy beverage mainly marketed on the East Coast and manufactured in a variety of flavors which rotate depending upon distributor demand.

         FARMER CHEESE. "Farmer Cheese" is based on a cultured soft cheese and is intended to be used in a variety of recipes as a low fat, low-cholesterol, low-calorie substitute for cream cheese or ricotta, and is available in various styles.

         ELITA; BAMBINO. "Elita" and "Bambino" cheeses are low-fat, low-cholesterol kefir based cheese spreads which are marketed as an alternative to cream cheese.

         KRESTYANSKI TWOROG. "Krestyanski Tworog" is a European-style kefir-based soft style cheese which can also be used in a variety of recipes, eaten with a spoon, used as a cheese spread, or substituted in recipes for cream cheese, ricotta cheese, or cottage cheese.

         BASICS PLUS. "Basics Plus" is a patented kefir-based beverage product designed to improve gastrointestinal functions and thus enhances the immune system. This product contains certain "passive immunity products" purchased from Galagen, Inc. prior to its 2002 bankruptcy as described elsewhere in this report. Lifeway currently is entertaining discussion with several potential new suppliers of passive immunity products.

         KEFIR STARTER. "Kefir Starter" is a powder form of kefir that is sold in envelope packets and allows a consumer to make his or her own drinkable kefir at home by adding milk. Lifeway continues to develop sales of the product internationally and via the internet.

         GOLDEN ZESTA. "Golden Zesta" is a vegetable-based seasoning, which, because of its low sodium content, may also be used as a salt substitute.

         Lifeway intends to continue to develop new products, such as salad dressing and a frozen dessert product based on kefir and Farmer's Cheese. There is no assurance that such products or any other new products can be developed successfully or marketed profitably.

         DISTRIBUTION

         With its ten company-owned trucks, Lifeway distributes its products directly to over 1,200 stores in the State of Illinois, including major retail chains such as Jewel Food Stores, Dominick's Finer Foods, Treasure Island Food Marts, Whole Foods and independent retailers.

         In addition to the State of Illinois, Lifeway's products are distributed to over 11,000 stores throughout the United States. Lifeway has verbal distribution arrangements with various distributors throughout the United States. These verbal distribution arrangements, in the opinion of Lifeway, allow management the necessary latitude to expand into new areas and markets and establish new relationships with distributors on an ongoing basis. Lifeway has not offered any exclusive territories to any distributors.

         Distributors are provided Lifeway products at wholesale prices for distribution to their retail accounts. Lifeway believes that the price at which its products are sold to its distributors is competitive with the prices generally paid by distributors for similar products in the markets served. In all areas served, distributors currently deliver the products directly to the refrigerated cases of dairy sections of the retail stores. Each distributor carries a line of Lifeway's products on its trucks, and checks the retail stores for space allocated to Lifeway's products, determines inventory requirements and places Lifeway products directly into the retailer's dairy case. Lifeway believes this method of distribution best serves the needs of each retail store, and is the best available means to ensure consistency and quality of product handling, quality control, flavor selection and retail display. Under the distribution arrangements described above, each distributor must meet certain prescribed product handling, service and administrative requirements including, among others, frequency of delivery, replacement of damaged, old or substandard packages, and delivery of products directly to the refrigerated case.

         Additionally, Lifeway distributes its products internationally by exporting to Canada.

         MARKETING

         Lifeway continues to promote the verifiable nutritional characteristics, purity of product and good taste of its kefir and kefir-based products. Lifeway primarily advertises its products through local radio stations, which advertisements are directed to both users and non-users of cultured milk products of all kinds. In addition, through newspaper and magazine advertising, Lifeway provides educational information on its products and appeals to the common perception that the products may be of particular benefit for a wide range of ills, including intestinal disorders, and continues to educate the public on the possible health benefits which could be derived from the use of kefir and kefir-based products. Although no scientific studies have proven such unverifiable health claims, Lifeway believes that the potential for healthful benefits as suggested by the educational information it has obtained properly serves as the basis for an advertising strategy.

         In addition to local radio stations, newspapers and magazines, Lifeway promotes further exposure of its products through the internet, catalog advertising and promotion, store demonstrations throughout the U.S, and participation in various trade shows. Lifeway also sponsors several different sporting events in the Chicago, Illinois metropolitan area as an additional marketing tool.

         Lifeway does not promote products manufactured under the LaFruta and Tuscan brand names with any marketing or advertising.

         In late 1999, Lifeway entered into a Support Agreement, among other agreements, with a subsidiary of Group Danone. The primary purpose of the Support Agreement, which provides for an initial term of three years and is renewable annually thereafter, is to allow Lifeway access to Danone's brokers and distributors in the United States. As of February 11, 2003, the term of the Support Agreement has been extended through December 31, 2003.

         COMPETITION

         Although Lifeway faces a small amount of direct competition in United States markets for kefir products, Lifeway's kefir-based products compete with all other yogurt and other dairy products. Many producers of yogurt and other dairy products are well-established and have significantly greater financial resources than Lifeway to promote their products.

         In connection with the Support Agreement between Lifeway and Danone, the parties agreed that they would not compete with each other during the term of the Support Agreement and for three years after termination of the agreement with respect to certain yogurt, cheese and kefir products. Specifically, Lifeway agreed not to produce or sell in the U.S. or Western Europe any type of yogurt, fromage frais, Italian style cheese, chilled desserts or any soy-based products, other than those that are kefir-based or those that were already being produced and sold by Lifeway as of December 24, 1999; and Danone agreed not to produce or sell any type of kefir-based products in the U.S.

         SUPPLIERS

         Lifeway purchases its raw materials, such as milk, sugar and fruit, from unaffiliated suppliers, and is not limited or contractually bound to any one. Lifeway has ready access to multiple suppliers for all of its raw materials and packaging requirements. Prior to making any purchase, Lifeway determines which supplier can offer the lowest price for the highest quality of product. The raw and packaging materials purchased by Lifeway are considered commodity items and are widely available on the open market. Lifeway owns and operates the means of production of all of its products.

         MAJOR CUSTOMERS

         Lifeway distributes its products to more than 400 accounts throughout the U.S. Concentrations of credit with regard to trade accounts receivable and sales are limited due to the fact that Lifeway's customers are spread across different geographic areas. The customers are concentrated in the retail food industry. In 2002, Lifeway's largest customer represented approximately 9% of sales and reflects sales in various regions of the United States outside the Chicago, Illinois metropolitan area.

         TRANSACTIONS WITH GROUPE DANONE

         On October 1, 1999, Lifeway issued and sold 497,767 shares of restricted common stock to Danone Foods, Inc. ("Danone"), a subsidiary of Groupe Danone SA of Paris, France, at $10.00 per share. Danone Foods is the manufacturer and distributor of Dannon yogurt and other products. Pursuant to the terms and conditions of the transaction, Lifeway granted certain limited rights to Danone, which include a right to nominate one director, anti-dilutive rights relating to future offerings, and limited registration rights. Since November 1999, Thomas Kunz, president and CEO of Danone, has served on Lifeway's board of directors as Danone's nominee. In addition, as described above, Lifeway and Danone agreed that they would not compete with each other for a period of five years with respect to certain yogurt, cheese and kefir products. Finally, on December 24, 1999, Lifeway entered into a Support Agreement, described above, the primary purpose of which is to provide Lifeway access to Danone's brokers and distributors in the United States.

         Danone also purchased 150,000 outstanding shares of common stock from certain shareholders, including Lifeway's controlling shareholder, on similar terms. Subsequent to the initial transactions, Danone purchased an additional 215,922 shares of common stock in private transactions with certain shareholders, including Lifeway's controlling shareholder and two other affiliates. As a result of these additional purchases, Danone is presently the beneficial owner of 20% of the outstanding common stock of Lifeway. For a period of five years, Danone may not own more than 20% of the outstanding common stock of Lifeway as a result of direct or indirect ascuisition of shares. Danone interest as of the date hereof is approximately 20.4%. Danone's ownership exceeds 20% due to reductions in Lifeway's shares outstanding, primarily due to share repurchases.

         PATENTS, TRADEMARKS, LICENSES, ROYALTY AGREEMENTS

         On December 12, 1989, the U.S. Patent and Trademark Office granted Lifeway a trademark registration for "Lifeway's" for "cheese and kefir." In 1999, the U.S. Patent and Trademark Office granted Lifeway a ten year renewal of the "Lifeway's" trademark. The registration is valid until December 12, 2009, at which time the registration may be renewed. In addition, on January 10, 1992, Lifeway was granted a trademark registration for "Lifeway's" in Canada, in part based upon its use in Canada since September 9, 1988. The Canadian registration is valid until January 10, 2007. Lifeway intends to make all timely filings for this trademark as required.

         On December 27, 1990, Lifeway purchased the Tuscan brand-name liquid yogurt customer list along with a limited license of the trademark and use of the Tuscan liquid yogurt U.P.C. codes from a third party.

         On August 19, 1997, Lifeway received a trademark registration from the U.S. Patent and Trademark Office for the stylized drawing of "Golden Zesta" for "dehydrated vegetable soup mix; and spices, seasonings, food additives for non-nutritional purposes for use as a flavoring." The registration is valid until August 19, 2007, at which time the registration may be renewed, provided mandatory documents are filed with the U.S. Patent and Trademark Office by August 19, 2003. Lifeway intends to make all timely filings for this trademark as required.

         On February 10, 1998, Lifeway received a trademark registration from the U.S. Patent and Trademark Office for the trademark "Sweet Kiss," for "cheese, cottage cheese and other milk products, excluding ice cream, ice milk and frozen yogurt." The registration is valid until February 10, 2008, at which time the registration may be renewed, provided mandatory documents are filed with the U.S. Patent and Trademark Office by February 10, 2004. Lifeway intends to make all timely filings for this trademark as required.

         On February 10, 1998, Lifeway received a trademark registration from the U.S. Patent and Trademark Office for the trademark "Kwashenka," for "kefir, yogurt, cheeses, cottage cheeses and other milk products, excluding ice cream, ice milk and frozen yogurt." The registration is valid until February 10, 2008, at which time the registration may be renewed, provided mandatory documents are filed with the U.S. Patent and Trademark Office by February 10, 2004. Lifeway intends to make all timely filings for this trademark as required.

         On July 27, 1998, Lifeway filed an application with the U.S. Patent and Trademark office for the trademark "Bambino" for "cheeses, cottage cheeses and other milk products." The application is still pending with the U.S. Patent and Trademark office.

         On September 8, 1998, Lifeway received a trademark registration from the U.S. Patent and Trademark Office for a stylized presentation of the trademark "KPECTBRHCKNN" (or "Krestyanski") for "cheeses, cottage cheeses and other milk products, excluding ice cream, ice milk and frozen yogurt." The registration is valid until September 8, 2008, at which time the registration may be renewed, provided mandatory documents are filed with the U.S. Patent and Trademark Office by September 8, 2004. Lifeway intends to make all timely filings for this trademark as required.

         In October 1998 Lifeway entered into a sublicense agreement with Galagen, Inc. and Metagenics, Inc. with an effective date of May 1, 1998 ("Lifeway sublicense"), wherein Galagen sublicensed patent rights of Metagenics for kefir-based products containing natural immune components exclusively to Lifeway. Under the rights granted to it by the Lifeway sublicense, Lifeway manufactures and sells products using the Basics Plus trademark. Galagen had acquired the primary license for such patent rights in an agreement executed with Metagenics in April 1998. The terms of the Lifeway sublicense provide that Metagenics will permit Lifeway to continue to have the exclusive patent rights to produce or sell kefir-based products containing natural immune components in the event the original license between Galagen and Metagenics is terminated, and such termination was not caused by Lifeway. On February 25, 2002, Galagen filed a petition for bankruptcy in the Unites States Bankruptcy Court, District of Minnesota, which terminated both its primary license with Metagenics and its participation in the Lifeway sublicense. The license and sublicense were excluded from the sale of assets of Galagen pursuant to an order of the Bankruptcy Court. Lifeway has not received any indication that Metagenics will not permit Lifeway to continue to have the exclusive patent rights to produce or sell kefir-based products containing natural immune components. Thus, Lifeway believes that it continues to have the exclusive patent rights licensed directly from Metagenics, and in exchange for such rights Lifeway pays a royalty to Metagenics Incorporated pursuant to the Lifeway sublicense.

         On September 7, 1999, Lifeway received a trademark registration from the U.S. Patent and Trademark Office for the trademark "BasicsPlus" for "dairy-based food beverages for use a dietary supplement." In May, 1998, GalaGen, Inc., assigned the entire interest, including the goodwill, of this mark to Lifeway. The registration is valid until September 7, 2009, at which time the registration may be renewed, provided mandatory documents are filed with the U.S. Patent and Trademark Office by September 7, 2005. Lifeway intends to make all timely filings for this trademark as required.

         On July 25, 2000, Lifeway received a trademark registration from the U.S. Patent and Trademark office for a stylized presentation of the trademark "BA3APHBIII" (or "Bazarniy"), for "pressed unripened cheese." The registration is valid until June 25, 2010 at which time the registration may be renewed, provided mandatory documents are filed with the U.S. Patent and Trademark Office by July 25, 2006. Lifeway intends to make all timely filings for this trademark as required.

         On December 12, 2000, Lifeway received a trademark registration from the U.S. Patent and Trademark office for the trademark "SoyTreat" for "soy-based food beverage intended for use as a cultured milk substitute." The registration is valid until December 12, 2010 at which time the registration may be renewed, provided mandatory documents are filed with the U.S. Patent and Trademark Office by December 12, 2006. Lifeway intends to make all timely filings for this trademark as required.

         On March 20, 2001, Lifeway received a trademark registration from the U.S. Patent and Trademark office for the trademark "Garden Harmony", for its "unripened cheese-based spreads." The registration is valid until March 20, 2011 at which time the registration may be renewed, provided mandatory documents are filed with the U.S. Patent and Trademark Office by March 20, 2007. Lifeway intends to make all timely filings for this trademark as required.

         On November 6, 2001, Lifeway received trademark approval from the U.S. Patent and Trademark office for the trademark "Korovka", for "dairy-based spread." The registration is valid until November 6, 2011 at which time the registration may be renewed, provided mandatory documents are filed with the U.S. Patent and Trademark Office by November 6, 2007. Lifeway intends to make all timely filings for this trademark as required.

         On January 17, 2003, Lifeway filed an application with the U.S. Patent and Trademark office for the trademark "La Fruta" for "cultured milk products, excluding ice cream, ice milk and frozen yogurt." The application is still pending with the U.S. Patent and Trademark office.

         Lifeway also uses the following unregistered trademarks, and claims common law rights to: "Elita," "Healthy Foods Today for a Better Life Tomorrow," "Milkshake Smoothie," "Toplenka," "White Cheese," and "Drink It to Be Beautiful Inside and Out."

         REGULATION

         Lifeway is subject to regulation by federal, state and local governmental authorities regarding the distribution and sale of food products. Although Lifeway believes that it currently has all material government permits, licenses, qualifications and approvals for its operations, there can be no assurance that Lifeway will be able to maintain its existing licenses and permits or to obtain any future licenses, permits, qualifications or approvals which may be required for the operation of Lifeway's business. Lifeway believes that it is currently in compliance with all applicable environmental laws.

         In addition, Lifeway maintains various state licenses and permits required to operate its business.

         RESEARCH AND DEVELOPMENT

         Lifeway continues its program of new product development, centered around the nutritional and "low calorie" features of its proprietary kefir formulas.

         Lifeway conducts primarily all of its research internally, but at times will employ the services of an outside testing facility. During 2002, the amount Lifeway expended for research and new product development was not material to the financial position of Lifeway.

         EMPLOYEES

         Lifeway currently employs approximately 50 employees, all of whom are full-time employees. Substantially all of those employees are engaged in the manufacturing process of Lifeway's kefir and kefir-based products. None of Lifeway's employees are covered by collective bargaining agreements.


ITEM 2.  DESCRIPTION OF PROPERTY.

         On May 16, 1988, Lifeway purchased an approximately 26,000 square foot parcel of real property, including an approximately 8,500 square foot one-story building, located at 7625 N. Austin Avenue, Skokie. Lifeway uses this facility for manufacturing and storage. The acquisition loan to Lifeway from 1st National Bank of Morton Grove, collateralized by the real estate, was refinanced in 1998 at a rate of 7.25% and was payable in monthly principal and interest installments of $1,767 with a balloon payment of $139,838 due in November, 2003. Lifeway paid off this loan on February 21, 2002 and holds fee simple title to this property free and clear of all encumbrances.

         On October 9, 1992, Lifeway purchased an approximately 75,000 square foot commercially zoned parcel of real property, including an approximately 7,750 square foot one-story building, located at 7800 N. Caldwell, Niles, Illinois. Until its closing on August 1, 2001, this property was the site of the "Moscow Nights" facility operated by LFIE. The acquisition loan to Lifeway from American National Bank and Trust Company of Chicago, collateralized by the real estate, was refinanced in 1998 at a rate of 7.25% and was payable in monthly principal and interest installments of $3,161, with a balloon payment of $343,151 due in August 2003. Lifeway paid off this loan in full on September 30, 2002 and held fee simple title to this property free and clear of all encumbrances. In January 2003, Lifeway transferred this property to the Niles Park District in exchange for $1.8 million settlement of a condemnation lawsuit described elsewhere in this report.

         On October 16, 1996, Lifeway purchased a 110,000 square foot commercially-zoned parcel of real property, including a 46,000 square foot one-story building, located at 6431 Oakton Avenue, Morton Grove, Illinois. This property is used as Lifeway's corporate headquarters and main manufacturing facility. The acquisition loan to Lifeway from MB Financial Bank of Morton Grove, collateralized by the real estate, was refinanced in September 2002 at a rate of 6.25% and is payable in monthly principal and interest installments of $3,273.15, with a balloon payment of $454,275 due in September 2006. At December 31, 2002, the loan had a balance of $489,769.

         For financial statement and tax purposes, Lifeway depreciates its buildings and improvements on a straight line basis over 31 and 39 years.

         Management believes that Lifeway has adequate insurance coverage for all its properties.


ITEM 3.  LEGAL PROCEEDINGS.

         A. On June 22, 2000, the Niles Park District of Illinois filed a lawsuit in the Circuit Court of Cook County, Illinois, naming Lifeway as a defendant. The Park District, through the lawsuit, was attempting to exercise its rights of eminent domain to acquire and take possession of Lifeway's property situated at 7800 N. Caldwell Avenue, Niles, Illinois, where Lifeway operated the Moscow Nights Restaurant until August 2001. Lifeway vigorously defended the lawsuit through 2002. In January 2003, the court approved a settlement pursuant to which the Park District paid $1.8 million to Lifeway in exchange for possession of Lifeway's property at 7800 N. Caldwell.

         B. On August 21, 2001, Fresh Made, Inc. filed a lawsuit against Lifeway in the United States District Court for the Eastern District of Pennsylvania. The lawsuit also named Michael Smolyansky and Danone Foods, Inc., an affiliate of Groupe Danone, as defendants. The lawsuit primarily alleges claims of abuse of process, restraint of trade, unfair competition, interference with business relationships, and antitrust claims, and requests an injunction against the defendants and unspecified monetary damages alleged to be in excess of $1 million. Danone Foods, Inc. was subsequently dismissed as a defendant. Management believes that the lawsuit was filed in retaliation of Lifeway's attempts to enforce a settlement agreement between Lifeway and Fresh Made in connection with a prior trademark infringement lawsuit filed by Lifeway against Fresh Made. Lifeway believes that the Pennsylvania lawsuit is frivolous and without merit, and vigorously defended the lawsuit and pursued counterclaims against Fresh Made. Lifeway's motion to dismiss the complaint resulted in 19 of 20 counts being dismissed by the court pursuant to an order entered on August 8, 2002. Lifeway continues to vigorously defend the remaining count.

         C. On January 7, 2003, Lifeway filed an objection to Debtor GalaGen, Inc.'s Motion for Authorization for Sale of Assets Free and Clear, as the assets contained a sublicense to which Lifeway was a party. Lifeway's objection was granted and the sublicense was terminated as to Galagen, Inc. and excluded from the sale of assets pursuant to an order entered in the District of Minnesota, United States Bankruptcy Court.

         In addition to the foregoing, Lifeway is from time to time engaged in other litigation matters arising in the ordinary course of business none of which presently is expected to have a material adverse effect on its business results or operations.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matter was submitted during the fourth quarter of the fiscal year ended December 31, 2002, to a vote of security holders through the solicitation of proxies or otherwise.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

MARKET INFORMATION

         Lifeway's Common Stock, no par value, the only class of common equity of Lifeway, is traded on The Nasdaq Stock Market National Market System under the symbol "LWAY." Trading commenced on March 29, 1988.

         The range of high and low bid quotations for Lifeway's Common Stock for the quarterly periods within the two most recent fiscal years, as reported by The Nasdaq Stock Market National Market System, is set forth in the following table:
                                   Low Bid          High Bid
                                   -------          --------
         1st Qtr.   2001            $4.50             $7.00
         2nd Qtr.   2001            $4.75             $7.75
         3rd Qtr.   2001            $6.25             $8.00
         4th Qtr.   2001            $5.55             $7.95

         1st Qtr.   2002            $6.00             $8.00
         2nd Qtr.   2002            $4.95             $7.48
         3rd Qtr.   2002            $5.11             $6.37
         4th Qtr.   2002            $5.01             $7.49

HOLDERS

         As of March 24, 2003, there were approximately 103 holders of record of Lifeway's Common Stock (not including beneficial owners holding in "street-name").

DIVIDENDS

         Lifeway has paid no cash dividends on its Common Stock and management does not anticipate that such dividends will be paid in the foreseeable future.

SALES OF UNREGISTERED SECURITIES

         There were no sales of unregistered securities in 2002.


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

RESULTS OF OPERATIONS

         The year ended December 31, 2002 was another record year for Lifeway, with all-time highs for sales, net income, and earnings per share. For the year ended December 31, 2002, sales were $12,212,236, which is a $1,528,253 (approximately 14%) increase from $10,683,983 in 2001. This increase is primarily attributable to increased sales of existing products. In 2002, Lifeway's largest customer represented less than 9% of sales and reflects sales in the Western half of the United States.

         Cost of goods sold as a percentage of sales was approximately 55% in 2002, compared to about 60% in 2001. Lifeway was able to lower its cost of goods sold as a percentage of sales through negotiated contracts with vendors and the purchase of raw materials in bulk, thus reducing per item cost.

         Operating expenses for 2002 were $2,890,504, which is only a $92,757 (approximately 3%) increase from $2,797,747 in 2001. Despite the increased operations in 2002, Lifeway was able to stabilize overall operating expenses during the year. In addition, depreciation expenses (a non-cash expense) incurred during 2002 were approximately $30,330 more than in 2001.

         Net income for 2002 was $1,528,684, which is a $307,757 increase (approximately 25%) from $1,220,927 in 2001. Under the generally accepted accounting principles (GAAP) requirements of Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 115, Lifeway was required to recognize unrealized losses for several marketable securities due to other-than-temporary impairment. These "write-downs" produced a $169,471 net of tax realized loss applicable to net income. Were it not necessary to recognize in 2002 the other-than-temporary impairment of the several marketable securities and the associated realization of loss, Lifeway's 2002 net income would have been $1,698,155, which would have been a $477,228 increase (approximately 39%) from $1,220,927 in 2001. These amounts, among others, had previously been reflected as unrealized losses in the stockholders' equity section of Lifeway's balance sheet.

         Earnings per share in 2002 were $.36 which is an $.08 per share increase over 2001. But for the operation of SFAS No. 115 under GAAP, as described above, the 2002 earnings per share would have been $0.40, or a $0.12 increase from 2001.

LIQUIDITY AND CAPITAL RESOURCES

         As of December 31, 2002, Lifeway had working capital in the amount of $8,591,908, cash and cash equivalents in the amount of $2,731,656, and marketable securities of $4,171,594. Lifeway expects that all cash requirements can be met internally for the next 12-month period.

         Net cash provided by operating activities increased by $1,048,603 (approximately 58%), to $2,845,327 in 2002, from $1,796,724 in 2001.

         Net cash provided by investing activities increased by $1,932,980, to $17,457 in 2002, from $(1,915,523) in 2001. This substantial increase in cash provided is primarily due to an overall decrease in the net difference between purchases and sales of marketable securities in 2002, as compared to 2001.

         Net cash used in financing activities was $1,068,077 in 2002, compared to $381,353 in 2001. This difference was due to the purchase of 55,000 shares of the company's common stock throughout the course of 2002. Lifeway now holds 100,000 shares of its stock as treasury stock, acquired at an aggregate cost of $679,956. Lifeway completed its first share repurchase in the first quarter of 2002, and in the third quarter of 2002, based upon its belief that Lifeway's common stock was undervalued. Lifeway's board of directors authorized another repurchase program of up to 50,000 shares of Lifeway's common stock within a one year period from the date of the first purchase under the program. Also, in 2002, Lifeway repaid in full and in advance of maturity, two mortgage loans in the aggregate amount of $516,128.

         Lifeway held marketable securities with a fair market value of $4,171,594 as of December 31, 2002. These marketable securities have a cost basis of $6,067,632, which represents $1,907,679 in unrealized losses (net of unrealized gains of $11,641) as of December 31, 2002. In January 2003, Lifeway conveyed its restaurant facility for $1.8 million pursuant to a court-approved settlement of a condemnation lawsuit filed by the Niles Park District described elsewhere in this report. This represents approximately a $1.3 million capital gain recognized by Lifeway on the conveyance. This gain will be used to offset the previously unrealized losses which Lifeway expects to realize in 2003 on its marketable securities.

OTHER DEVELOPMENTS

         Lifeway is not aware of any circumstances or trends which would have a negative impact upon future sales or earnings. There have been no material fluctuations in the standard seasonal variations of Lifeway's business. The accompanying financial statements include all adjustments which in the opinion of management are necessary in order to make the financial statements not misleading.

ITEM 7.  FINANCIAL STATEMENTS.

         The consolidated financial statements that constitute Item 7 of this report and a table of contents thereto commence on page F-1 through F-15, which pages follow this page.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTANT AND FINANCIAL DISCLOSURE.

         None.

                       LIFEWAY FOODS, INC. AND SUBSIDIARY
                           CONSOLIDATED ANNUAL REPORT
                           DECEMBER 31, 2002 AND 2001






                                Table of Contents
                                -----------------



                                                                          Page
                                                                           No.
                                                                          -----

Independent Auditors' Report.............................................  F-2

Consolidated Statement of Financial Condition............................  F-3

Consolidated Statements of Income and Comprehensive Income...............  F-5

Consolidated Statements of Changes in Stockholders' Equity...............  F-6

Consolidated Statements of Cash Flows....................................  F-7

Notes to Consolidated Financial Statements...............................  F-8

                          INDEPENDENT AUDITORS' REPORT




To the Board of Directors and Stockholders
LIFEWAY FOODS, INC. AND SUBSIDIARY
Morton Grove, Illinois


We have audited the accompanying consolidated statements of financial condition of LIFEWAY FOODS, INC. AND SUBSIDIARY as of December 31, 2002 and 2001, and the related consolidated statements of income and comprehensive income, changes in stockholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of Lifeway's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of LIFEWAY FOODS, INC. AND SUBSIDIARY as of December 31, 2002 and 2001, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.



Gleeson, Sklar, Sawyers & Cumpata LLP
Elgin, Illinois
February 14, 2003

                       LIFEWAY FOODS, INC. AND SUBSIDIARY
                  CONSOLIDATED STATEMENT OF FINANCIAL CONDITION
                                DECEMBER 31, 2002





ASSETS
------

CURRENT ASSETS
Cash and cash equivalents                                $  2,731,656
Marketable securities                                       4,171,594
Accounts receivable, net of allowance for
  doubtful accounts of $15,000                              1,435,221
Other receivables                                              60,251
Inventories                                                   720,503
Prepaid expenses and other current assets                       1,276
Deferred income taxes                                         692,262
                                                         ------------
Total current assets                                        9,812,763


Property, plant, and equipment, net                         4,472,349
                                                         ------------

Total assets                                             $ 14,285,112
                                                         ============














                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                       LIFEWAY FOODS, INC. AND SUBSIDIARY
            CONSOLIDATED STATEMENT OF FINANCIAL CONDITION - CONTINUED
                                DECEMBER 31, 2002







LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES
Current maturities of notes payable                      $     31,128
Margin account                                                     --
Accounts payable                                              639,398
Accrued expenses                                              183,528
Income taxes payable                                          397,907
                                                         ------------
Total current liabilities                                   1,251,961

Notes payable                                                 500,377

Deferred income taxes                                         452,856

Stockholders' equity
Common stock                                                6,509,267
Stock subscription receivable                                 (15,000)
Treasury stock, at cost                                      (679,956)
Retained earnings                                           7,600,477
Accumulated other comprehensive loss, net of tax           (1,334,870)
                                                         ------------
Total stockholders' equity                                 12,079,918
                                                         ------------

Total liabilities and stockholders' equity               $ 14,285,112
                                                         ============














                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                       LIFEWAY FOODS, INC. AND SUBSIDIARY
           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001




                                                     2002              2001
                                                 ------------      ------------

Sales                                            $ 12,212,236      $ 10,683,983

Cost of goods sold                                  6,744,086         6,448,992
                                                 ------------      ------------

Gross profit                                        5,468,150         4,234,991

Operating expenses                                  2,890,504         2,797,747
                                                 ------------      ------------

Income from operations                              2,577,646         1,437,244

Other income (expense):
Interest and dividend income                          187,358           232,173
Interest expense                                      (74,675)         (107,425)
Gain on sale of marketable securities, net             17,554           249,522
Other than temporary reductions of
  marketable securities                              (235,861)               --
                                                 ------------      ------------
Total other income (expense)                         (105,624)          374,270
                                                 ------------      ------------

Income before provision for income taxes            2,472,022         1,811,514

Provision for income taxes                            943,338           590,587
                                                 ------------      ------------

Net income                                       $  1,528,684      $  1,220,927
                                                 ============      ============

Earnings per common share                        $       0.36      $       0.28
                                                 ============      ============
Weighted average number of common shares
  outstanding                                       4,265,761         4,318,158
                                                 ============      ============

COMPREHENSIVE INCOME

Net income                                       $  1,528,684      $  1,220,927

Other comprehensive loss, net of tax:
Unrealized losses on marketable securities
(net of tax benefits of $50,547 and $381,128)        (716,160)         (537,505)
Less reclassification adjustment for gains
included in net income                                110,038            13,870
                                                 ------------      ------------

Comprehensive income                             $    922,562      $    697,292
                                                 ============      ============




                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                                  COMMON STOCK, NO PAR VALUE
                                      10,000,000 SHARES                                                                ACCUMULATED
                                          AUTHORIZED      # OF SHARES                                                     OTHER
                                    ---------------------      OF                   STOCK                             COMPREHENSIVE
                                   # OF SHARES # OF SHARES  TREASURY    COMMON   SUBSCRIPTION  TREASURY    RETAINED      INCOME,
                                     ISSUED    OUTSTANDING   STOCK      STOCK     RECEIVABLE    STOCK      EARNINGS    NET OF TAX
                                    ---------   ---------   -------   ----------   --------   ---------   ----------   -----------
Balances at December 31, 2000       4,318,444   4,318,444        --   $6,509,267   $(15,000)  $      --   $4,850,866   $  (205,113)

Purchase of treasury stock                 --     (45,000)   45,000           --         --    (287,033)          --            --

Other comprehensive income:
Unrealized losses on securities,
 net of taxes and reclassification
 adjustment                                --          --        --           --         --          --           --      (523,635)

Net income for the year
 ended December 31, 2001                   --          --        --           --         --          --    1,220,927            --
                                    ---------   ---------   -------   ----------   --------   ---------   ----------   -----------
Balances at December 31, 2001       4,318,444   4,273,444    45,000   $6,509,267   $(15,000)  $(287,033)  $6,071,793   $  (728,748)

Purchase of treasury stock                 --     (55,000)   55,000           --         --    (392,923)          --            --

Other comprehensive income:
Unrealized losses on securities,
 net of taxes and reclassification
 adjustment                                --          --        --           --         --          --           --      (606,122)

Net income for the year
 ended December 31, 2002                   --          --        --           --         --          --    1,528,684            --
                                    ---------   ---------   -------   ----------   --------   ---------   ----------   -----------
Balances at December 31, 2002       4,318,444   4,218,444   100,000   $6,509,267   $(15,000)  $(679,956)  $7,600,477   $(1,334,870)
                                    =========   =========   =======   ==========   ========   =========   ==========   ===========

                       LIFEWAY FOODS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001


CASH FLOWS FROM OPERATING ACTIVITIES:                            2002              2001
-------------------------------------                        ------------      ------------
Net income                                                   $  1,528,684      $  1,220,927
Adjustments to reconcile net income to net
cash flows from operating activities:
Depreciation                                                      807,680           777,350
Gain on sale of marketable securities, net                        (17,554)         (249,522)
Other than temporary reductions of marketable securities          235,861                --
Deferred income taxes                                             (64,581)           47,952
Provision for doubtful accounts                                        --            15,000
(Increase) decrease in operating assets:
Accounts receivable                                              (118,595)         (149,966)
Other receivables                                                  (7,649)          (52,602)
Inventories                                                        80,270           119,238
Prepaid expenses and other current assets                          32,410           (33,686)
Increase (decrease) in operating liabilities:
Accounts payable                                                   95,997            25,776
Accrued expenses                                                   19,813            (4,105)
Income taxes payable                                              252,991            80,362
                                                             ------------      ------------
Net cash provided by operating activities                       2,845,327         1,796,724

Cash flows from investing activities:
Purchase of marketable securities                              (3,316,411)       (9,246,972)
Sales of marketable securities                                  4,024,827         7,687,102
Purchases of property, plant and equipment                       (259,164)         (712,798)
Change in margin account                                         (431,795)          357,145
                                                             ------------      ------------
Net cash provided by (used in) investing activities                17,457        (1,915,523)

Cash flows from financing activities:
Repayment of notes payable                                       (675,154)          (94,320)
Purchase of treasury stock                                       (392,923)         (287,033)
                                                             ------------      ------------
Net cash used in financing activities                          (1,068,077)         (381,353)
                                                             ------------      ------------

Net increase (decrease) in cash and cash equivalents            1,794,707          (500,152)

Cash and cash equivalents at the beginning of the year            936,949         1,437,101
                                                             ------------      ------------

Cash and cash equivalents at end of year                     $  2,731,656      $    936,949
                                                             ============      ============


                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

Note 1 - NATURE OF BUSINESS

         Lifeway Foods, Inc. (the "Company") commenced operations in February 1986 and incorporated under the laws of the State of Illinois on May 19, 1986. Lifeway's principal business activity is the production of dairy products. Specifically, Lifeway produces kefir, a drinkable product which is similar to but distinct from yogurt, in several flavors sold under the name "Lifeway's kefir;" a plain farmer's cheese sold under the name "Lifeway's Farmer's Cheese;" a fruit sugar-flavored product similar in consistency to cream cheese sold under the name of "Sweet Kiss;" and a dairy beverage, similar to kefir, with increased protein and calcium, sold under the name "Basics Plus." Lifeway also produces several soy-based products under the name "Soy Treat" and a vegetable-based seasoning under the name "Golden Zesta." Lifeway currently distributes its products throughout the Chicago metropolitan area through local food stores. In addition, the products are sold throughout the United States and Canada. For the years ended December 31, 2002 and 2001 export sales of Lifeway were approximately $123,700 and $19,000, respectively.

         On September 30, 1992, Lifeway formed a wholly owned subsidiary corporation, LFI Enterprises, Inc., (LFIE) incorporated in the State of Illinois. LFIE was formed for the purpose of operating a "Russian" theme restaurant and supper club on property acquired by Lifeway on October 9, 1992. The restaurant/supper club commenced operations in late November 1992. In July 2001, the restaurant/supper club terminated all operations.

         The majority of Lifeway's revenues are derived from the sale of Lifeway's principal products.


Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         A summary of the significant accounting policies applied in the preparation of the accompanying consolidated financial statements follows:

         PRINCIPLES OF CONSOLIDATION
         ---------------------------
         The consolidated financial statements include the accounts of Lifeway and its wholly-owned subsidiary. All significant intercompany accounts and transactions have been eliminated.

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

         Lifeway maintains cash deposits at several institutions located in the greater Chicago, Illinois metropolitan area. Deposits at each institution are insured up to $100,000 by the Federal Deposit Insurance Corporation or the Securities Investor Protector Corporation.

         BANK BALANCES OF AMOUNTS REPORTED BY FINANCIAL INSTITUTIONS ARE CATEGORIZED AS FOLLOWS:
                                                         2002           2001
                                                     ------------   ------------
         Amounts insured                             $    652,986   $    404,031
         Uninsured and uncollateralized amounts         2,008,287        490,713
                                                     ------------   ------------
         Total bank balances                         $  2,661,273   $    894,744
                                                     ============   ============

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

         INVENTORIES
         -----------
         Inventories are stated at lower of cost or market, cost being determined on the first-in, first-out method.

         PROPERTY AND EQUIPMENT
         ----------------------
         Property and equipment are stated at the lower of depreciated cost or fair value. Depreciation is computed using the straight-line method. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts, and any resulting gain or loss is recognized in income for the period. The cost of maintenance and repairs is charged to income as incurred; significant renewals and betterments are capitalized.

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

         INCOME TAXES
         ------------
         Deferred income taxes arise from temporary differences resulting from income and expense items reported for financial accounting and tax purposes in different periods. Deferred taxes are classified as current or non-current, depending on the classification of the assets and liabilities to which they relate. Deferred taxes arising from temporary differences that are not related to an asset or liability are classified as current or non-current depending on the periods in which the temporary differences are expected to reverse. Valuation allowances are established, when necessary, to reduce deferred income tax assets to the amounts expected to be realized.

         The principal sources of temporary differences are different depreciation methods for financial statement and tax purposes, unrealized gains or losses related to marketable securities, the capitalization of indirect costs for tax purposes, and the use of an allowance for doubtful accounts for financial statement purposes.

         TREASURY STOCK
         --------------
         Treasury stock is recorded using the cost method.

         ADVERTISING COSTS
         -----------------
         Lifeway expenses advertising costs as incurred. During 2002 and 2001, approximately $422,800 and $473,800, respectively, were expensed.

         EARNINGS PER COMMON SHARE
         -------------------------
         Earnings per common share were computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the year. For 2002 and 2001, diluted and basic earnings per share were the same, as the effect of dilutive securities options outstanding was not significant.


Note 3 - MARKETABLE SECURITIES

         The cost and fair value of marketable securities available for sale are as follows:

                                                       Unrealized       Unrealized        Fair
                                          Cost            Gains           Losses          Value
                                       -----------     -----------     -----------     -----------
         DECEMBER 31, 2002
         -----------------
         Equities                      $ 3,055,406     $       361     $(1,892,469)    $ 1,163,298
         Preferred securities              125,000              --         (15,210)        109,790
         Municipal bonds, maturing
         within five years               2,887,226          11,280              --       2,898,506
                                       -----------     -----------     -----------     -----------
         Total                         $ 6,067,632     $    11,641     $(1,907,679)    $ 4,171,594
                                       ===========     ===========     ===========     ===========

         At December 31, 2002, certain securities were written down to their estimated realizable values, because, in the opinion of management, the decline in market value of those securities is considered to be other than temporary. Proceeds from the sale of marketable securities were $4,024,827 and $7,687,102, in 2002 and 2001, respectively. Gross gains of $17,554 and $249,522, were realized on these sales for 2002 and 2001, respectively.

Note 4 - INVENTORIES

         Inventories consist of the following:
                                                                  2002
                                                               ----------
         Finished goods                                        $  362,550
         Production supplies                                      213,841
         Raw materials                                            144,112
                                                               ----------
         Total inventories                                     $  720,503
                                                               ==========


Note 5 - PROPERTY, PLANT, AND EQUIPMENT

         Property, plant, and equipment consist of the following:

                                                                  2002
                                                               ----------
         Land                                                  $  658,400
         Buildings and improvements                             2,798,436
         Machinery and equipment                                4,834,323
         Vehicles                                                 359,383
         Office equipment                                         108,199
                                                               ----------
         Subtotal                                               8,758,741
         Less accumulated depreciation                          4,286,392
                                                               ----------
         Total                                                 $4,472,349
                                                               ==========

         Depreciation expense for 2002 and 2001 was $807,680 and $777,350, respectively.


NOTE 6 - NOTES PAYABLE

         NOTES PAYABLE CONSIST OF THE FOLLOWING:
                                                                    2002
                                                                 ----------
         Mortgage note payable to a bank. Paid in full in 2002.  $       --

         Mortgage note payable to a bank. Paid in full in 2002.          --

         Mortgage note payable to a bank, payable in
         monthly installments of $3,273, including
         interest at 6.25%, with a balloon payment
         of $454,275 due September 25, 2006.
         Collateralized by real estate.                             489,770

         Note payable to a bank.  Paid in full in 2002.                  --

         Mortgage note payable to a bank. Paid in full in 2002.          --

         Notes payable to finance companies, payable in
         monthly installments of $1,851, including interest at
         0%, due November 2004. Collateralized by vehicles.          41,735
                                                                 ----------
         Subtotal                                                   531,505
         Less current maturities                                     31,128
                                                                 ----------
         Total                                                   $  500,377
                                                                 ==========

         Maturities of notes payables are as follows:

         Year ending December 31,
                   2003                                        $   31,128
                   2004                                            29,005
                   2005                                            10,096
                   2006                                           461,276
                                                               ----------
                   Total                                       $  531,505
                                                               ==========


Note 7 - PROVISION FOR INCOME TAXES

         The provision for income taxes consists of the following:

                                                   2002           2001
                                                ----------     ----------
         Current:
              Federal                           $  815,764     $  435,620
              State                                192,155        107,015
                                                ----------     ----------
         Total current                           1,007,919        542,635
         Deferred                                  (64,581)        47,952
                                                ----------     ----------
         Provision for income taxes             $  943,338     $  590,587
                                                ==========     ==========

         A reconciliation of the provision for income taxes and the income tax computed at the statutory rate is as follows:

                                                   2002           2001
                                                ----------     ----------
         Federal income tax expense
           Computed at the statutory rate       $  840,487     $  570,953
         State tax expense                         177,986        132,240
         Temporary book/tax differences
            Depreciation                            15,893        (38,950)
            Other than temporary reductions
              on marketable securities              97,175
            Other                                  (15,538)       (18,071)
         Permanent book/tax differences           (172,665)       (55,585)
                                                ----------     ----------
         Provision for income taxes             $  943,338     $  590,587
                                                ==========     ==========

         Amounts for deferred tax assets and liabilities are as follows:

                                                   2002           2001
                                                ----------     ----------
         Non-current deferred tax liabilities
         arising from:
           Temporary differences - principally
           Book/tax, accumulated depreciation   $ (452,856)    $ (436,265)

         Current deferred tax assets
         arising from:
           Book/tax, unrealized losses on
             marketable securities                 781,167        510,620
           Book/tax, other than temporary
             reductions on marketable
             securities                             97,175             --
           Book/tax, other                          33,920         49,923
           Less: valuation allowance              (220,000)            --
                                                ----------     ----------
           Total deferred tax assets               692,262        560,543
                                                ----------     ----------
         Net deferred tax asset                 $  239,406     $  124,278
                                                ==========     ==========



Note 8 - SUPPLEMENTAL CASH FLOW INFORMATION

         Cash paid for interest and income taxes are as follows:

                                                   2002           2001
                                                ----------     ----------
         Interest                               $   74,675     $  107,425
         Income taxes                           $  787,522     $  505,500



Note 9 - STOCK OPTION PLANS

         Lifeway has a registration statement filed with the Securities and Exchange Commission in connection with a Consulting Service Compensation Plan covering up to 300,000 of Lifeway's Common Stock shares. Pursuant to the Plan, Lifeway may issue common stock or options to purchase common stock to certain consultants, service providers, and employees of Lifeway. There were 234,300 shares available for issuance under the Plan at December 31, 2002 and 2001.

         The option price, number of shares, grant date, and vesting terms are determined at the discretion of Lifeway's Board of Directors.

         As of December 31, 2002 and 2001, there were no stock options outstanding or exercisable.

Note 10 - FAIR VALUE OF FINANCIAL INSTRUMENTS

         The estimated fair value of Lifeway's financial instruments, none of which are held for trading purposes, are as follows at December 31, 2002:
                                                 Carrying         Fair
                                                  Amount          Value
                                                ----------     ----------
         Cash and cash equivalents              $2,731,656     $2,731,656
         Marketable securities                  $4,171,594     $4,171,594
         Notes payable                          $  531,505     $  561,688

         The carrying values of cash and cash equivalents, and marketable securities approximate fair values. The fair value of the notes payable is based on the discounted value of contractual cash flows. The discount rate is estimated using rates currently offered for debt with similar maturities.


Note 11 - SUBSEQUENT EVENT

         In January 2003, Lifeway received $1.8 million resulting from a settlement with the Niles Park District (the "District") on the District's condemnation lawsuit, filed in 2000. These proceeds were the result of the Niles Park District's exercising its right of eminent domain on the property of LFIE. In exchange for these proceeds, Lifeway turned over the property and land to the Niles Park District and settled this ongoing litigation. The property and land relating to the settlement, included in property, plant and equipment, had a net book value of approximately $431,300 at December 31, 2002.

                                    PART III

         Certain information required by Part III is omitted from this report in that Lifeway intends to file a definitive proxy statement pursuant to Regulation 14A (the "Proxy Statement") not later than 120 days after the end of the fiscal year covered by this report, and certain information included therein is incorporated herein by reference. Only those sections of the Proxy Statement which specifically address the items set forth herein are incorporated by reference.


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

DIRECTORS. The information regarding Lifeway's directors and certain other information required by this Item is incorporated by reference to the Proxy Statement.

EXECUTIVE OFFICERS.  The executive officers of Lifeway are as follows:

Name                Age   Position                                 Officer Since
-----------------   ---   ---------------------------------------  -------------
Julie Smolyansky    28    CEO, CFO, President and Treasurer            2002
Valeriy Nikolenko   55    Vice President-Production and Secretary      1993


         JULIE SMOLYANSKY has been Chief Executive Officer, Chief Financial Officer, President and Treasurer of Lifeway since June 10, 2002. From 1998 to 2002, she was the Director of Sales and Marketing for Lifeway, with primary responsibility for developing new distribution channels and increasing awareness of Lifeway's products at the distributor, retail and consumer levels. Ms. Smolyansky is a graduate of the University of Illinois at Chicago (B.S., Psychology, 1996). Ms. Smolyansky devotes full time to the business of Lifeway and is also a director of Lifeway. Ms. Smolyansky holds no other directorships in any other reporting company.

         VALERIY NIKOLENKO has been Secretary of Lifeway since 1993 and Vice President-Production since January 1996. From 1992 to 1993, he was employed as an electronic technician in the United States. From 1982 to 1992, Mr. Nikolenko was a Department Manager for a government controlled design bureau in Kiev. He is a graduate of the Kiev Institute of Civil Aviation (M.S., Electronic Engineering, 1969). Mr. Nikolenko devotes full time to the business of Lifeway.

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

         The information required by this Item regarding compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference to the Proxy Statement.

FAMILY RELATIONSHIPS

         Julie Smolyansky, the President, Treasurer, CEO, CFO and director of Lifeway is the daughter of Ludmila Smolyansky, Chairperson of the Board of Directors of Lifeway.


ITEM 10. EXECUTIVE COMPENSATION.

         The information required by this Item is incorporated by reference to the Proxy Statement.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The information required by this Item is incorporated by reference to the Proxy Statement.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The information required by this Item is incorporated by reference to the Proxy Statement.


ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

FINANCIAL STATEMENTS AND SCHEDULES

         A list of the Financial Statements and Financial Statement Schedules filed as part of this Report is set forth in Item 7, and appears at page F-1 of this eport, which list is incorporated herein by reference.


         (a)  EXHIBITS

Exhibit
Number   Description
------   -----------

3.4 Bylaws, as amended. (Incorporated by reference to Exhibit No. 3.4 of Lifeway's Annual Report on Form 10-KSB for the year ended December 31, 1999, and filed on March 29, 2000).

3.5 Articles of Incorporation, as amended and currently in effect. (Incorporated by reference to Exhibit 3.5 of Lifeway's Quarterly Report on Form 10-QSB for the quarter ended June 30, 2000 and filed on August 8, 2000).

10.1 Lifeway Foods, Inc. Consulting and Services Compensation Plan, dated June 5, 1995. (Incorporated by reference to Lifeway's Registration Statement on Form S-8, File No. 33-93306).

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

10.12 Letter Agreement dated December 24, 1999 amending the Stockholders' Agreement with Danone Foods, Inc. dated October 1, 1999. (Incorporated by reference to Exhibit 10.12 of the Registrant's Current Report on Form 8-K dated December 24, 1999 and filed January 11, 2000).

10.13 Support Agreement with The Dannon Company, Inc. dated December 24, 1999. (Incorporated by reference to Exhibit 10.13 of the Registrant's Current Report on Form 8-K dated December 24, 1999 and filed January 11, 2000).

11 Statement re: computation of per share earnings. (Incorporated by reference to Note 2 of the Consolidated Financial Statements).

21.2 List of Subsidiaries of the Registrant. (Incorporated by reference to Exhibit 21.2 of Lifeway's Annual Report on Form 10-KSB for the year ended December 31, 1998 and filed on March 31, 1999).

         (b) Reports on Form 8-K

         Lifeway filed a Current Reports on Form 8-K on December 10, 2002, including Item 5 and Item 9 disclosure.



ITEM 14. CONTROLS AND PROCEDURES.

         (a) Within 90 days prior to the filing date of this report, with the participation of Lifeway's management, Lifeway's President, Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of Lifeway's disclosure controls and procedures in accordance with Rule 13a-14 of the Securities Exchange Act of 1934 (the "Exchange Act"). Based upon that evaluation, the President, Chief Executive and Chief Financial Officer concluded that Lifeway's disclosure controls and procedures are effective in providing reasonable assurance that information required to be disclosed by Lifeway in reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the Commission's rules and procedures.

         (b) Changes in Internal Controls. There were no significant changes in Lifeway's internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation.

         (c) Not applicable.

                                  CERTIFICATION



         I, Julie Smolyansky, certify that:

         1. I have reviewed this annual report on Form 10-KSB of Lifeway Foods, Inc.;

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                  a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

                  b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

                  c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                  a. All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: March 31, 2003                  /s/ Julie Smolyansky
                                      ------------------------------------------
                                      Julie Smolyansky, Chief Executive Officer,
                                      Chief Financial and Accounting Officer,
                                      President, Treasurer and Director

                                  CERTIFICATION
                           PURSUANT TO SECTION 906 OF
                         THE SARBANES-OXLEY ACT OF 2002


         Solely for the purposes of complying with, and to the extent required by 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, the undersigned certifies, in her capacity as an officer of Lifeway Foods, Inc. (the "Company"), that, to her knowledge, the Annual Report of Lifeway on Form 10-KSB for the period ended December 31, 2002, fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 and that the information contained in the report fairly presents, in all material respects, Lifeway's financial condition and results of operations.


Date: March 31, 2003                  /s/ Julie Smolyansky
                                      ------------------------------------------
                                      Julie Smolyansky, Chief Executive Officer,
                                      Chief Financial and Accounting Officer,
                                      President, Treasurer and Director

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunder duly authorized.

                                    LIFEWAY FOODS, INC.



Date:       March 31, 2003          By  /s/Julie Smolyansky
                                      ------------------------------------------
                                      Julie Smolyansky, Chief Executive Officer,
                                      Chief Financial and Accounting Officer,
                                      President, Treasurer and Director



     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Date:       March 31, 2003          By  /s/Julie Smolyansky
                                      ------------------------------------------
                                      Julie Smolyansky, Chief Executive Officer,
                                      Chief Financial and Accounting Officer,
                                      President, Treasurer and Director



Date:       March 31, 2003          By  /s/ Ludmila Smolyansky
                                      ------------------------------------------
                                      Ludmila Smolyansky
                                      Chairperson of the Board of Directors


Date:       March 31, 2003          By  /s/ Pol Sikar
                                      ------------------------------------------
                                      Pol Sikar, Director



Date:       March 31, 2003          By  /s/Renzo Bernardi
                                      ------------------------------------------
                                      Renzo Bernardi, Director



Date:       March 31, 2003          By
                                      ------------------------------------------
                                      Rick D. Salm, Director



Date:       March 31, 2003          By
                                      ------------------------------------------
                                      Thomas Kunz, Director