Form 10QSB/A
period 2002-09-30
LIFEWAY FOODS INC
filed 2003-04-30
CIK 814586

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB/A
                                 AMENDMENT NO. 2
(Mark One)

   [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2002

   [ ]    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

             For the transition period from __________ to __________

                         Commission file number: 0-17363

                               LIFEWAY FOODS, INC.
         --------------------------------------------------------------
        (Exact name of small business issuer as specified in it charter)

            ILLINOIS                                     36-3442829
  -------------------------------             -------------------------------
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

               ---------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

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

             EXPLANATION FOR FILING OF FORM 10-QSB/A AMENDMENT NO. 2

The purpose of this Form 10-QSB/A Amendment No. 2 is to amend the previously filed Form 10-QSB of Lifeway Foods, Inc. for the quarter ended September 30, 2002 to include in this quarterly filing as an exhibit the employment agreement dated September 12, 2002, between Lifeway Foods, Inc. and Julie Smolyansky, President, Treasurer, Chief Executive Officer and Chief Financial Officer.

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

10.14 Employment agreement, dated September 12, 2002 between Lifeway Foods, Inc. and Julie Smolyansky.


                                    SIGNATURE

     In accordance with the requirements of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   LIFEWAY FOODS, INC.

                                   By: /s/ Julie Smolyansky
                                       --------------------------------------
                                       Julie Smolyansky
                                       Chief Executive Officer, Chief Financial
                                       and Accounting Officer, President,
                                       Treasurer and Director

Date: April 30, 2003

                                  CERTIFICATION

I, Julie Smolyansky, certify that:

1. I have reviewed this Amendment No. 2 to the quarterly report on Form 10-QSB of Lifeway Foods, Inc.;

2. Based on my knowledge, this Amendment No. 2 to the quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this Amendment No. 2 to the quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

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


                                       LIFEWAY FOODS, INC.

Date: April 30, 2002                   /s/ Julie Smolyansky
                                       ----------------------------------------
                                       Julie Smolyansky
                                       Chief Executive Officer, Chief Financial
                                       and Accounting Officer, President,
                                       Treasurer and Director

                                 CERTIFICATION
                           PURSUANT TO SECTION 906 OF
                         THE SARBANES-OXLEY ACT OF 2002

         Solely for the purposes of complying with, and to the extent required by 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, the undersigned certifies, in her capacity as an officer of Lifeway Foods, Inc. (the "Company"), that, to her knowledge, the Amendment No. 2 to the Quarterly Report of the Company on Form 10-QSB for the period ended September 30, 2002, fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 and that the information contained in the report fairly presents, in all material respects, the Company's financial condition and results of operations.


                                   By: /s/ Julie Smolyansky
                                       ----------------------------------------
                                       Julie Smolyansky
                                       Chief Executive Officer, Chief Financial
                                       and Accounting Officer, President and
                                       Treasurer



DATE: April 30, 2003