Form 10QSB
period 2003-03-31
LIFEWAY FOODS INC
filed 2003-05-15
CIK 814586

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended March 31, 2003

[ ]         TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

            For the transition period from __________ to __________

                         Commission file number: 0-17363

                               LIFEWAY FOODS, INC.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in it charter)

             Illinois                                          36-3442829
--------------------------------------------------------------------------------
  (State or other jurisdiction                               (IRS Employer
of incorporation or organization)                          Identification No.)

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


                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of May 14, 2003, the issuer had 4,218,444 shares of common stock, no par value, outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

================================================================================

                                      INDEX

PART I - FINANCIAL INFORMATION.................................................3

 ITEM 1.  FINANCIAL STATEMENTS.................................................3
     LIFEWAY FOODS, INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF FINANCIAL
     CONDITION MARCH 31, 2003 AND 2002 AND DECEMBER 31, 2002...................3
     LIFEWAY FOODS, INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF INCOME
     AND COMPREHENSIVE INCOME FOR THE THREE  MONTHS ENDED MARCH 31, 2003
     AND 2002 AND THE YEAR ENDED DECEMBER 31, 2002.............................4
     LIFEWAY FOODS, INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF
     CHANGES IN STOCKHOLDERS' EQUITY MARCH 31, 2003 AND........................5
     DECEMBER 31, 2002.........................................................5
     LIFEWAY FOODS, INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF CASH
     FLOWS MARCH 31, 2003 AND 2002 AND DECEMBER 31, 2002.......................6
     LIFEWAY FOODS, INC. AND SUBSIDIARY........................................7
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2003 AND 2002........7
 ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
 AND RESULTS OF OPERATIONS....................................................13
 ITEM 3. CONTROLS AND PROCEDURES..............................................14

PART II - OTHER INFORMATION...................................................14

    ITEM 1. LEGAL PROCEEDINGS.................................................14
    ITEM 2. CHANGES IN SECURITIES.............................................14
    ITEM 3. DEFAULTS UPON SENIOR SECURITIES...................................14
    ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...............14
    ITEM 5. OTHER INFORMATION.................................................14
    ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K..................................16

SIGNATURES AND CERTIFICATIONS.................................................17

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

          LIFEWAY FOODS, INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION MARCH 31, 2003 AND 2002 AND DECEMBER 31, 2002

                                                                (Unaudited)
                                                                  March 31,                December 31,
                                                       ------------------------------      ------------
                                                           2003              2002              2002
                                                       ------------      ------------      ------------
ASSETS
------

CURRENT ASSETS
Cash and cash equivalents                              $  2,787,724      $  1,160,120      $  2,731,656
Marketable securities                                     5,643,829         5,155,707         4,171,594
Accounts receivable, net of allowance for doubtful
accounts of $15,000 at March 31, 2003,
March 31, 2002 and December 31, 2002                      1,730,870         1,468,561         1,435,221
Other receivables                                            58,380            58,380            60,251
Inventories                                                 773,684           859,261           720,503
Prepaid expenses and other current assets                     3,969            33,550             1,276
Deferred income taxes                                       439,754           719,411           692,262
                                                       ------------      ------------      ------------
TOTAL CURRENT ASSETS                                     11,438,210         9,454,990         9,812,763

PROPERTY, PLANT, AND EQUIPMENT, NET                       3,903,407         4,865,456         4,472,349
                                                       ------------      ------------      ------------
TOTAL ASSETS                                           $ 15,341,617      $ 14,320,446      $ 14,285,112
                                                       ============      ============      ============


LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES
Current maturities of notes payable                    $     31,271      $     74,150      $     31,128
Margin account                                                   --           198,107                --
Accounts payable                                            698,259           603,418           639,398
Accrued expenses                                            154,587           166,125           183,528
Income taxes payable                                        249,694           124,725           397,907
                                                       ------------      ------------      ------------
TOTAL CURRENT LIABILITIES                                 1,133,811         1,166,525         1,251,961

NOTES PAYABLE                                               492,502           955,549           500,377

DEFERRED INCOME TAXES                                       407,920           462,797           452,856

STOCKHOLDERS' EQUITY
Common stock                                              6,509,267         6,509,267         6,509,267
Stock subscription receivable                               (15,000)          (15,000)          (15,000)
Treasury stock, at cost                                    (679,956)         (319,478)         (679,956)
Retained earnings                                         8,593,750         6,519,351         7,600,477
Accumulated other comprehensive loss, net of tax         (1,100,677)         (958,565)       (1,334,870)
                                                       ------------      ------------      ------------
TOTAL STOCKHOLDERS' EQUITY                               13,307,384        11,735,575        12,079,918
                                                       ------------      ------------      ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY             $ 15,341,617      $ 14,320,446      $ 14,285,112
                                                       ============      ============      ============

      LIFEWAY FOODS, INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF INCOME
       AND COMPREHENSIVE INCOME FOR THE THREE MONTHS ENDED MARCH 31, 2003
                  AND 2002 AND THE YEAR ENDED DECEMBER 31, 2002


                                                                      (Unaudited)
                                                                        March 31,                December 31,
                                                             ------------------------------      ------------
                                                                 2003              2002              2002
                                                             ------------      ------------      ------------
SALES                                                        $  3,308,557      $  2,887,853      $ 12,212,236

Cost of goods sold                                              1,825,956         1,523,281         6,744,086
                                                             ------------      ------------      ------------

GROSS PROFIT                                                    1,482,601         1,364,572         5,468,150

Operating expenses                                                844,621           648,540         2,890,504
                                                             ------------      ------------      ------------

INCOME FROM OPERATIONS                                            637,980           716,032         2,577,646

Other income (expense):
Interest and dividend income                                       33,447            37,274           187,358
Interest expense                                                   (7,644)          (20,091)          (74,675)
Gain (Loss) on sale of marketable securities, net                (346,556)           36,020            17,554
Gain on sale of Assets                                          1,246,287                --                --
Other than temporary reductions of marketable securities               --                --          (235,861)
                                                             ------------      ------------      ------------
Total other income (expense)                                      925,534            53,203          (105,624)
                                                             ------------      ------------      ------------

INCOME BEFORE PROVISION FOR INCOME TAXES                        1,563,514           769,235         2,472,022

Provision for income taxes                                        570,241           321,677           943,338
                                                             ------------      ------------      ------------
NET INCOME                                                   $    993,273      $    447,558      $  1,528,684
                                                             ============      ============      ============
EARNINGS PER COMMON SHARE                                            0.24              0.10              0.36
                                                             ============      ============      ============
WEIGHTED AVERAGE NUMBER OF
   COMMON SHARES OUTSTANDING                                    4,218,444         4,269,736         4,265,761
                                                             ============      ============      ============

COMPREHENSIVE INCOME
--------------------

NET INCOME                                                   $    993,273      $    447,558      $  1,528,684

Other comprehensive income (loss), net of tax:
Unrealized losses on marketable securities (net of tax
benefits of $55,882, $168,480 and $50,574)                         30,450          (235,592)         (716,160)
Less reclassification adjustment for gains
included in net income                                            203,743             5,775           110,038
                                                             ------------      ------------      ------------
COMPREHENSIVE INCOME                                         $  1,227,466      $    217,741      $    922,562
                                                             ============      ============      ============

                 LIFEWAY FOODS, INC. AND SUBSIDIARY CONSOLIDATED
                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                      MARCH 31, 2003 AND DECEMBER 31, 2002


                                           COMMON STOCK,
                                           NO PAR VALUE
                                         10,000,000 SHARES      # OF                                                    ACCUMULATED
                                            AUTHORIZED          SHARES                                                    OTHER
                                      ----------------------     OF                    STOCK                           COMPREHENSIVE
                                      # OF SHARES # OF SHARES  TREASURY    COMMON   SUBSCRIPTION TREASURY    RETAINED     INCOME,
                                        ISSUED    OUTSTANDING   STOCK      STOCK     RECEIVABLE    STOCK     EARNINGS   NET OF TAX
                                      ----------  ----------  ---------  ----------  ---------  ----------  ----------  -----------
BALANCES AT DECEMBER 31, 2001          4,318,444   4,273,444     45,000  $6,509,267  $ (15,000) $ (287,033) $6,071,793  $  (728,748)

Other comprehensive income:
Unrealized losses on securities,
net of taxes and reclassification
adjustment                                    --          --         --          --         --          --          --     (606,122)

Purchase of Treasury Stock                    --     (55,000)    55,000          --         --    (392,923)         --           --

Net income for the year
ended December 31, 2002                       --          --         --          --         --          --   1,528,684           --
                                      ----------  ----------  ---------  ----------  ---------  ----------  ----------  -----------
BALANCES AT DECEMBER 31, 2002          4,318,444   4,218,444    100,000  $6,509,267  $ (15,000) $ (679,956) $7,600,477  $(1,334,870)

Other comprehensive income:
Unrealized gains on securities,
net of taxes and reclassification
adjustment                                    --          --         --          --         --          --          --      234,193

Net income for the three months
ended March 31, 2003                          --          --         --          --         --          --     993,273           --
                                      ----------  ----------  ---------  ----------  ---------  ----------  ----------  -----------
BALANCES AT MARCH 31, 2003
(UNAUDITED)                            4,318,444   4,218,444    100,000  $6,509,267  $ (15,000) $ (679,956) $8,593,750  $(1,100,677)
                                      ==========  ==========  =========  ==========  =========  ==========  ==========  ===========

           LIFEWAY FOODS, INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF CASH FLOWS MARCH 31, 2003 AND 2002 AND DECEMBER 31, 2002



                                                             (Unaudited)
                                                               March 31,         March 31,       December 31,
                                                             ------------------------------      ------------
                                                                 2003              2002              2002
                                                             ------------      ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
-------------------------------------
NET INCOME                                                   $    993,273      $    447,558      $  1,528,684
Adjustments to reconcile net income to net
cash flows from operating activities:
Depreciation and amortization                                     165,211           204,201           807,680
Gain (Loss) on sale of marketable securities, net                 346,556           (36,020)          (17,554)
Gain on sales of Assets                                        (1,246,287)
Other than temporary reductions of marketable securities               --                --           235,861
Deferred income taxes                                              43,454           (27,381)          (64,581)
(Increase) decrease in operating assets:
Accounts receivable                                              (295,649)         (151,935)         (118,595)
Other receivables                                                   1,871            (5,778)           (7,649)
Inventories                                                       (53,181)          (58,488)           80,270
Prepaid expenses and other current assets                          (2,693)              136            32,410
Increase (decrease) in operating liabilities:
Accounts payable                                                   58,861            60,017            95,997
Accrued expenses                                                  (28,941)            2,410            19,813
Income taxes payable                                             (148,213)          (20,191)          252,991
                                                             ------------      ------------      ------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                        (165,738)          414,529         2,845,327

CASH FLOWS FROM INVESTING ACTIVITIES:
-------------------------------------
Purchase of marketable securities                              (2,029,176)         (328,717)       (3,316,411)
Sales of marketable securities                                    608,696           574,482         4,024,827
Sales of Assets                                                 1,712,659                --                --
Purchases of property, plant and equipment                        (62,641)          (48,792)         (259,164)
Change in margin account                                               --          (233,688)         (431,795)
                                                             ------------      ------------      ------------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES               229,538            18,047            17,457

CASH FLOWS FROM FINANCING ACTIVITIES:
-------------------------------------
Repayment of notes payable                                         (7,732)         (176,960)         (675,154)
Purchase of treasury stock                                             --           (32,445)         (392,923)
                                                             ------------      ------------      ------------
NET CASH USED IN FINANCING ACTIVITIES                              (7,732)         (209,405)       (1,068,077)
                                                             ------------      ------------      ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS               56,068           223,171         1,794,707

Cash and cash equivalents at the beginning of the period        2,731,656           936,949           936,949
                                                             ------------      ------------      ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                   $  2,787,724      $  1,160,120      $  2,731,656
                                                             ============      ============      ============

                       LIFEWAY FOODS, INC. AND SUBSIDIARY
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2003 AND 2002

Note 1 - NATURE OF BUSINESS

Lifeway Foods, Inc. (The "Company") commenced operations in February 1986 and incorporated under the laws of the state of Illinois on May 19, 1986. The Company's principal business activity is the production of dairy products. Specifically, the Company produces Kefir, a drinkable product which is similar to but distinct from yogurt, in several flavors sold under the name "Lifeway's Kefir;" a plain farmer's cheese sold under the name "Lifeway's Farmer's Cheese;" a fruit sugar-flavored product similar in consistency to cream cheese sold under the name of "Sweet Kiss;" and a dairy beverage, similar to Kefir, with increased protein and calcium, sold under the name "Basics Plus." The Company also produces several soy-based products under the name "Soy Treat" and a vegetable-based seasoning under the name "Golden Zesta." The Company currently distributes its products throughout the Chicago metropolitan area through local food stores. In addition, the products are sold throughout the United States and Ontario, Canada. The Company also distributes some of its products internationally by exporting to Eastern Europe. During the year ended December 31, 2002 and for the three months ended March 31, 2003 and 2002, export sales of the Company were approximately $123,700, $58,075, and $19,867, respectively.

On September 30, 1992, the Company formed a wholly owned subsidiary corporation, LFI Enterprises, Inc., (LFIE) incorporated in the state of Illinois. LFIE was formed for the purpose of operating a "Russian" theme restaurant and supper club on property acquired by the Company on October 9, 1992. The restaurant/supper club commenced operations in late November 1992. As of July 2001, the restaurant/supper club terminated all operations. In January 2003, the Company sold the building and the land that housed LFIE for $1,800,000 and recognized a gain of $1,246,287 on this transaction

The majority of the Company's revenues are derived from the sale of the Company's principal products.

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

Cash and cash equivalents
All highly liquid investments purchased with an original maturity of three months or less are considered to be cash equivalents.
The Company maintains cash deposits at several institutions located in the greater Chicago, Illinois metropolitan area. Deposits at each banking institution are insured up to $100,000 by the Federal Deposit Insurance Corporation and deposits at each non-banking financial services institution are insured by the Securities Investor Protection Corporation.

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Bank balances of amounts reported by financial institutions are categorized as follows at March 31, 2003.

Amounts insured                                                    $   400,000

Uninsured and uncollateralized amounts                               2,553,294
                                                                   -----------
Total bank balances                                                $ 2,953,294
                                                                   ===========

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

           Category                                 Years
           ---------------------------------        -----------
           Buildings and improvements               31 and 39
           Machinery and equipment                  5 - 12
           Office equipment                         5 - 7
           Vehicles                                 5
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

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Treasury stock
--------------
Treasury stock is recorded using the cost method.

Advertising costs
-----------------
The Company expenses advertising costs as incurred. During the year 2002 and for the three months ended March 31, 2003 and 2002, approximately $422,800, $199,534, and $71,700, respectively, were expensed.

Earning per common share
------------------------
Earnings per common share were computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the year. For the year ended December 31, 2002 and the three months ended March 31, 2003 and 2002, diluted and basic earnings per share were the same, as the effect of dilutive securities options outstanding was not significant.

Note 3 - MARKETABLE SECURITIES

The cost and fair value of marketable securities available for sale are as follows:

(Unaudited)                                      Unrealized        Unrealized             Fair
March 31, 2003                   Cost              Gains             Losses               Value
--------------               -----------        -----------        -----------         -----------
Equities                     $ 4,156,822        $    18,162        $(1,520,517)        $ 2,654,467
Preferred securities             100,000               --               (8,000)             92,000
Municipal bonds,
 maturing within five
 years                         2,884,703             12,659                              2,897,362
                             -----------        -----------        -----------         -----------
Total                        $ 7,141,525        $    30,821        $(1,528,517)        $ 5,643,829
                             ===========        ===========        ===========         ===========

(Unaudited)                                      Unrealized        Unrealized             Fair
March 31, 2002                   Cost              Gains             Losses               Value
--------------               -----------        -----------        -----------         -----------
Equities                     $ 3,197,586        $    14,115        $(1,508,034)        $ 1,703,667

Preferred securities             384,875               --              (13,686)            371,189
Municipal bonds,
  maturing within
  five years                   2,962,155               --             (113,042)          2,849,113
Government agency
  Obligations, maturing
  After five years               248,755               --              (17,017)            231,738
                             -----------        -----------        -----------         -----------

Total                        $ 6,793,371        $    14,115        $(1,651,779)        $ 5,155,707
                             ===========        ===========        ===========         ===========

(Unaudited)                                      Unrealized        Unrealized             Fair
December 31, 2002                Cost              Gains             Losses               Value
-----------------            -----------        -----------        -----------         -----------
Equities                     $ 3,055,406        $       361        $(1,892,469)        $ 1,163,298

Preferred securities             125,000               --              (15,210)            109,790
Municipal bonds,
  maturing within
  five years                   2,887,226             11,280               --             2,898,506
                             -----------        -----------        -----------         -----------

Total                        $ 6,067,632        $    11,641        $(1,907,679)        $ 4,171,594
                             ===========        ===========        ===========         ===========

At December 31, 2002, certain securities were written down to their estimated realizable values, because, in the opinion of management, the decline in market value of those securities was considered to be other than temporary. Proceeds from the sale of marketable securities were $4,024,827, $608,696, and $574,482 during the year 2002 and for the three months ended March 31, 2003 and 2002, respectively.

Gross gains (losses) of $17,554, $(346,556), and $36,020, were realized on these sales during the year ended December 31, 2002 and for the three months ended March 31, 2003 and 2002, respectively.

Note 4 - INVENTORIES

Inventories consist of the following:

                           (Unaudited)
                                     March 31,
                           ----------------------------        December 31,
                              2003              2002              2002
                           ----------        ----------        ----------
Finished goods             $  190,947        $  157,244        $  362,550
Production supplies           259,715           241,451           213,841
Raw materials                 323,022           460,566           144,112
                           ----------        ----------        ----------
Total inventories          $  773,684        $  859,261        $  720,503
                           ==========        ==========        ==========


Note 5 - PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment consists of the following:

                                (Unaudited)
                                          March 31,
                                ----------------------------       December 31,
                                   2003              2002              2002
                                ----------        ----------        ----------
Land                            $  658,400        $  658,400
                                                                    $  470,900

Buildings and improvements       2,385,495         2,731,070         2,798,436

Machinery and equipment          4,868,390         4,714,571         4,834,323
Vehicles                           359,383           359,383           359,383
Office equipment                    67,783            84,945           108,199
                                ----------        ----------        ----------
Subtotal                         8,151,951         8,758,741
                                                                     8,548,369

Less accumulated depreciation    4,248,544         3,682,913         4,286,392
                                ----------        ----------        ----------
Total                           $4,865,456        $4,472,349
                                                                    $3,903,407
                                ==========        ==========        ==========

Depreciation expense during the year ended December 31, 2002 and for the three months ended March 31, 2003 and 2002 was $807,680, $165,212, and $204,201,
respectively.

Note 6 - NOTES PAYABLE

Notes payable consist of the following:

                                                           (Unaudited)
                                                                    March 31,
                                                            -------------------------     December 31,
                                                               2003           2002           2002
                                                            ----------     ----------     ----------
Mortgage note payable to a bank, payable in monthly
installments of $3,273 including  interest at 6.25%,
with a balloon payment of $454,275 due September
25, 2006.  Collateralized by real estate                       487,593        363,391        489,770

Mortgage note payable to a bank.  Paid in full                    --          607,910           --

                                                             (Unaudited)
                                                                        March 31,
                                                              ----------------------------        December 31,
                                                                 2003              2002              2002
                                                              ----------        ----------        ----------
Notes payable to finance companies, payable in monthly
installments of $1,851, including interest at 0%, due
November 2004.  Collateralized by vehicles                        36,180            58,398            41,735
                                                              ----------        ----------        ----------
Total notes payable                                              523,773           531,505
                                                                                                   1,029,699

Less current maturities                                           31,271            74,150            31,128
                                                              ----------        ----------        ----------
Total long-term portion                                       $  492,502        $  955,549        $  500,377
                                                              ==========        ==========        ==========

Maturities of notes payables are as follows:

                                           As of March 31,
                                                    2004             $ 31,271
                                                    2005               23,598
                                                    2006               10,256
                                                    2007              458,648
                                                   Total             $523,773


Note 7 - PROVISION FOR INCOME TAXES

The provision for income taxes consists of the following:


                                        (Unaudited)
                                 For the Three Months Ended         For the
                                          March 31,               Year Ended
                               ------------------------------     December 31,
                                   2003               2002            2002
                               -----------        -----------     -----------
Current:
Federal                        $   427,825        $   239,247     $   815,764
State                               98,962             55,049         192,155
                               -----------        -----------     -----------
Total current                      526,787            294,296       1,007,919
Deferred                            43,454             27,381         (64,581)
                               -----------        -----------     -----------
Provision for income taxes     $   570,241        $   321,677     $   943,338
                               ===========        ===========     ===========

A reconciliation of the provision for income taxes and the income tax computed at the statutory rate are as follows:

                                                 (Unaudited)
                                          For the Three Months Ended             For the
                                                   March 31,                   Year Ended
                                         -----------------------------         December 31,
                                            2003               2002               2002
                                         ----------         ----------         ----------
Federal income tax expense               $  531,594         $  261,540         $  840,487
  computed at the statutory rate
State taxes, expense                        112,572             55,385            177,986
Temporary book/tax differences
  Depreciation                              (44,936)             9,445             15,893
  Other than temporary reductions
     on marketable securities                  --                 --               97,175
  Other                                      (8,784)           (12,143)           (15,538)
Permanent book/tax differences              (20,205)             7,450           (172,665)
                                         ----------         ----------         ----------
Provision for income taxes               $  570,241         $  321,677         $  943,338
                                         ==========         ==========         ==========

Amounts for deferred tax assets and liabilities are as follows:

                                                      (Unaudited)
                                                 For the Three Months              For the Year
                                                     Ended March 31,                  Ended
                                              -----------------------------         December 31,
                                                 2003               2002               2002
                                              ----------         ----------         ----------
Non-current deferred tax liabilities
arising from:
 Temporary differences - principally
  Book/tax, accumulated depreciation          $ (407,920)        $ (462,797)        $ (452,856)
Current deferred tax assets arising from:
 Book/tax, allowance for unrealized
   losses                                        617,050            670,337            781,167
 Book/tax, other than temporary
reductions on marketable securities                 --                 --               97,175
 Book/tax, other                                  42,704             49,074             33,920
 Less: valuation allowance                      (220,000)              --             (220,000)
                                              ----------         ----------         ----------
 Total deferred tax assets                       439,754            719,411            692,262
                                              ----------         ----------         ----------
Net deferred tax asset                        $   31,834         $  256,614         $  239,406
                                              ==========         ==========         ==========

Note 8 - SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for interest and income taxes are as follows:

                                        (Unaudited)
                                    For the Three Months          For the Year
                                       Ended March 31,               Ended
                                ----------------------------      December 31,
                                   2003              2002            2002
                                ----------        ----------      ----------
Interest                        $    7,643        $   20,091      $   74,675
Income taxes                    $  675,000        $  308,000      $  787,522

Note 9 - STOCK OPTION PLANS

The Company has a registration statement filed with the Securities and Exchange Commission in connection with a Consulting Service Compensation Plan covering up to 300,000 shares of the Company's common stock. Pursuant to the Plan, the Company may issue common stock or options to purchase common stock to certain consultants, service providers and employees of the Company. There were 234,300 shares available for issuance under the Plan at December 31, 2002 and at March 31, 2003 and 2002.

The option price, number of shares, grant date, and vesting terms of any options granted or shares issued are determined at the discretion of the Company's Board of Directors.

As of December 31, 2002, March 31, 2003 and 2002, there were no stock options outstanding or exercisable.

Note 10 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair value of the Company's financial instruments, none of which are held for trading purposes, are as follows at March 31, 2003:

                                        Carrying            Fair
                                        Amount              Value
                                        ------------------  ------------------
Cash and cash equivalents                   $  2,787,724        $  2,787,724
Marketable securities                       $  5,643,829        $  5,643,829
Notes payable                               $    523,773        $    553,517

The carrying values of cash and cash equivalents, and marketable securities approximate fair values. The fair value of the notes payable is based on the discounted value of contractual cash flows. The discount rate is estimated using rates currently offered for debt with similar maturities.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Comparison of quarter ended March 31, 2003 to quarter ended March 31, 2002

The following analysis should be read in conjunction with the unaudited financial statements of the Company and related notes included elsewhere in this quarterly report and the audited financial statements and Management's Discussion and Analysis contained in our Form 10-KSB, for the fiscal year ended December 31, 2002.

RESULTS OF OPERATIONS

Sales increased by $420,704 (approximately 15%) to $3,308,557 during the three month period ended March 31, 2003 from $2,887,853 during the same three month period in 2002. This increase in sales was primarily attributable to increased advertising of existing products.

Other income increased by $873,331 to $925,534 during the three month period ended March 31, 2003 from $52,203 during the same three month period in 2002. This increase was primarily attributable to a gain on the sale of real property in the amount of $1,246,287 offset by a loss on the sale of marketable securities, net of $346,556. In the quarter ended March 31, 2003 compared to the same three month period in 2002, the sale of the real property impacted the depreciation and amortization item and both the sale of the real property and the loss on marketable securities, net impacted income tax deferred and income tax payable.

Net income increased by $545,715 (approximately 122%) up to $993,273 for the three month period ended March 31, 2003 from $447,558 during the same three month period in 2002. Contributing to this increase were the previously discussed sale of real property offset by a change in the loss on sale of marketable securities, net.

Cost of goods sold as a percentage of sales was 55% for the three months ended March 31, 2003, compared to 53% for the same three month period in 2002. Cost of goods sold increased by $302,675 to $1,825,956 during the three month period ending March 31, 2003 (approximately 20%) from $1,523,281during the same three month period in 2002. This increase was primarily due to increased costs of raw materials.

Operating expenses increased by $196,081 (or approximately 30%) to $844,621 for the three month period ending March 31, 2003, up from $648,540 during the same three month period in 2002. This increase was primarily attributable to an increase in advertising expenses incurred ($199,534 versus $71,700) and increased cost of utilities.

Earnings per share for the quarter ended March 31, 2003 were $.24, compared to $.10 for the same quarter of 2002 reflecting the impact of the sale of real property as well as the recognized loss on market securities, net.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2003, the Company had working capital in the amount of $10,304,399, cash and cash equivalents in the amount of $2,787,724, and marketable securities of $5,643,829. The Company expects all cash requirements to be met internally for the next 12-month period.

Net cash used in operating activities decreased by $165,738, for the three months ended March 31, 2003. This decrease reflects the gain on the disposition of real property. Substantially all of the cash from the sale of the real property was invested in certificates of deposit and other cash equivalents as evidenced in the change in the purchase of marketable securities line item.

Net cash provided by investing activities increased by $229,538 for the three months ended March 31, 2003. This increase was attributable to the sale of the real property and investment of substantially all of the proceed of that sale in cash equivalents.

Net cash used in financing activities decreased by $7,732 for the three months ended March 31, 2003 compared to a decrease of $209,405 for the same three month period in 2002. This decrease was primarily attributable to the fact that the Company has repaid some of its notes payable since March 31, 2002.

The Company held marketable securities with a fair market value of $5,643,829 as of March 31, 2003. These marketable securities have a cost basis of $7,141,525, which represents $1,497,695 in unrealized losses (net of unrealized gains) as of March 31, 2003.

The Company is not aware of any circumstances or trends, which would have a negative impact upon future sales or earnings. There have been no material fluctuations in the standard seasonal variations of the Company's business. The accompanying financial statements include all adjustments, which in the opinion of management are necessary in order to make the financial statements not misleading.

ITEM 3. CONTROLS AND PROCEDURES

The Chief Executive Officer conducted an evaluation of the effectiveness of the Company's disclosure controls and procedures pursuant to Rule 13a-14 under the Securities Exchange Act of 1934 within 90 days of filing this report. While the Company has limited resources and cost constraints, based on that evaluation, the Chief Executive Officer concluded that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this quarterly report has been made known to them. As of the date of this quarterly report, there have been no known significant changes in internal controls or in other factors that could significantly affect these controls subject to the date of such evaluation.


                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.


ITEM 2. CHANGES IN SECURITIES

None.


ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.


ITEM 5. OTHER INFORMATION

On May 15, 2003, the Company announced its financial results for the fiscal quarter ended March 31, 2003 and certain other information. A copy of the Company's press release announcing these financial results and certain other information is attached as Exhibit 99.2 hereto. The press release filed as an exhibit to this report includes "safe harbor" language pursuant to the Private Securities Litigation Reform Act of 1995, as amended, indicating that certain statements about the Company's business and other matters contained in the press release are "forward-looking." The press release also cautions investors that "forward-looking" statements may be different from actual operating results. Finally, the press release states that a more thorough discussion of risks and uncertainties which may affect the Company's operating results is included in the Company's reports on file with the Securities and Exchange Commission.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

Exhibit
Number    Description
------    -----------

3.4 Amended and Restated By-laws. (Incorporated by reference to Exhibit No. 3.5 of Lifeway's Current Report on Form 8-K dated and filed on December 10, 2002).

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

10.14 First Amendment to Support Agreement with The Dannon Company, Inc., dated February 11, 2003.

10.15 Employment Agreement, dated September 12, 2002, between Lifeway Foods, Inc. and Julie Smolyansky (Incorporated by reference to Exhibit 10.14 of Amendment No. 2 filed April 30, 2003 to Lifeway's Quarterly Report on Form 10-QSB/A for the quarter ended September 30, 2002).

11 Statement re: computation of per share earnings. (Incorporated by reference to Note 2 of the Consolidated Financial Statements).

21.2 List of Subsidiaries of the Registrant. (Incorporated by reference to Exhibit 21.2 of Lifeway's Annual Report on Form 10-KSB for the year ended December 31, 1998 and filed on March 31, 1999).

99.2 Press Release dated May 15, 2003 regarding earnings for the quarter ended March 31, 2003.

(b) Reports on Form 8-K.

     None.

                          SIGNATURES AND CERTIFICATIONS

                                  CERTIFICATION

I, Julie Smolyansky, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Lifeway Foods, Inc.;

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

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and I have:

     a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. I have disclosed, based on my most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a. All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


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

                                  CERTIFICATION
                           PURSUANT TO SECTION 906 OF
                         THE SARBANES-OXLEY ACT OF 2002

     Solely for the purposes of complying with, and to the extent required by 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, the undersigned certifies, in her capacity as an officer of Lifeway Foods, Inc. (the "Company"), that, to her knowledge, the Quarterly Report of the Company on Form 10-QSB for the period ended March 31, 2003, fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 and that the information contained in the report fairly presents, in all material respects, the Company's financial condition and results of operations.


                                       /s/ Julie Smolyansky
                                       ----------------------------------------
                                       Julie Smolyansky
                                       Chief Executive Officer, Chief Financial
                                       and Accounting Officer, President,
                                       Treasurer and Director
Date: May 15, 2003


                                    SIGNATURE

In accordance with the requirements of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       LIFEWAY FOODS, INC.

                                       By: /s/ Julie Smolyansky
                                       ----------------------------------------
                                       Julie Smolyansky
                                       Chief Executive Officer, Chief Financial
                                       and Accounting Officer, President,
                                       Treasurer and Director
Date: May 15, 2003