Form 10QSB
period 2003-06-30
LIFEWAY FOODS INC
filed 2003-08-14
CIK 814586

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
(Mark One)

   [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2003

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



                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of August 14, 2003, the issuer had 4,218,444 shares of common stock, no par value, outstanding.

Transitional Small Business Disclosure Format (Check one):   Yes [ ] No [X]
================================================================================

                                      INDEX

PART I - FINANCIAL INFORMATION................................................3

   ITEM 1.  FINANCIAL STATEMENTS..............................................3

      LIFEWAY FOODS, INC. AND SUBSIDIARY CONSOLIDATED
       STATEMENTS OF FINANCIAL CONDITION JUNE 30, 2003
       AND 2002 AND DECEMBER 31, 2002.........................................3
      LIFEWAY FOODS, INC. AND SUBSIDIARY CONSOLIDATED
       STATEMENTS OF INCOME AND COMPREHENSIVE INCOME FOR
       THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002 AND
       THE YEAR ENDED DECEMBER 31, 2002.......................................4
      LIFEWAY FOODS, INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS
       OF CHANGES IN STOCKHOLDERS' EQUITY JUNE 30, 2003 AND DECEMBER 31, 2002 5 LIFEWAY FOODS, INC. AND SUBSIDIARY CONSOLIDATED
       STATEMENTS OF CASH FLOWS JUNE 30, 2003 AND
       2002 AND DECEMBER 31, 2002.............................................6
      LIFEWAY FOODS, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL
       STATEMENTS JUNE 30, 2003 AND 2002......................................7
   ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
      CONDITION AND RESULTS OF OPERATIONS....................................13
   ITEM 3. CONTROLS AND PROCEDURES...........................................14
PART II - OTHER INFORMATION..................................................15
   ITEM 1. LEGAL PROCEEDINGS.................................................15
   ITEM 2. CHANGES IN SECURITIES.............................................15
   ITEM 3. DEFAULTS UPON SENIOR SECURITIES...................................15
   ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...............15
   ITEM 5. OTHER INFORMATION.................................................15
   ITEM 7. EXHIBITS AND REPORTS ON FORM 8-K..................................16

SIGNATURE....................................................................17

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

     LIFEWAY FOODS, INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF FINANCIAL
             CONDITION JUNE 30, 2003 AND 2002 AND DECEMBER 31, 2002


                                                                (Unaudited)
                                                                  JUNE 30,
                                                       ------------------------------      DECEMBER 31,
                                                           2003              2002              2002
                                                       ------------      ------------      ------------
ASSETS
------

CURRENT ASSETS
Cash and cash equivalents                              $  3,599,263      $  1,534,439      $  2,731,656
Marketable securities                                     6,302,523         4,547,454         4,171,594
Accounts receivable, net of allowance for doubtful
  accounts of $15,000 at June 30, 2003 and 2002
and December 31, 2002                                     1,730,772         1,548,394         1,435,221
Other receivables                                            63,535            59,729            60,251
Inventories                                                 794,086           799,383           720,503
Prepaid expenses and other current assets                     1,068            33,413             1,276
Deferred income taxes                                       286,334           697,217           692,262
                                                       ------------      ------------      ------------
TOTAL CURRENT ASSETS                                     12,777,581         9,220,029         9,812,763

PROPERTY, PLANT, AND EQUIPMENT, NET                       3,906,075         4,724,245         4,472,349
                                                       ------------      ------------      ------------
TOTAL ASSETS                                           $ 16,683,656      $ 13,944,274      $ 14,285,112
                                                       ============      ============      ============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES
Current maturities of notes payable                    $     30,387      $     75,227      $     31,128
Margin account                                                   --            51,717                --
Accounts payable                                            648,998           595,214           639,398
Accrued expenses                                            182,947           176,287           183,528
Income taxes payable                                        693,157           137,353           397,907
                                                       ------------      ------------      ------------
TOTAL CURRENT LIABILITIES                                 1,555,489         1,035,798         1,251,961

NOTES PAYABLE                                               485,789           835,844           500,377

DEFERRED INCOME TAXES                                       423,064           453,689           452,856

STOCKHOLDERS' EQUITY
Common stock                                              6,509,267         6,509,267         6,509,267
Stock subscription receivable                               (15,000)          (15,000)          (15,000)
Treasury stock, at cost                                    (679,956)         (322,378)         (679,956)
Retained earnings                                         9,284,833         6,871,007         7,600,477
Accumulated other comprehensive loss, net of tax           (879,830)       (1,423,953)       (1,334,870)
                                                       ------------      ------------      ------------
TOTAL STOCKHOLDERS' EQUITY                               14,219,314        11,618,943        12,079,918
                                                       ------------      ------------      ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY             $ 16,683,656      $ 13,944,274      $ 14,285,112
                                                       ============      ============      ============

    LIFEWAY FOODS, INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002 AND THE
                          YEAR ENDED DECEMBER 31, 2002



                                                 (Unaudited)                         (Unaudited)
                                          THREE MONTHS ENDED JUNE 30,           SIX MONTHS ENDED JUNE 30,
                                        ------------------------------      ------------------------------      DECEMBER 31,
                                            2003              2002              2003              2002              2002
                                        ------------      ------------      ------------      ------------      ------------
SALES                                   $  3,775,853      $  3,002,583      $  7,084,410      $  5,890,436      $ 12,212,236
Cost of goods sold                         1,733,935         1,760,500         3,283,781         3,559,891         6,744,086

GROSS PROFIT                               2,041,918         1,242,083         3,524,519         2,606,655         5,468,150

Operating expenses                           938,160           734,171         1,782,776         1,382,711         2,890,504

INCOME FROM OPERATIONS                     1,103,758           507,912         1,741,743         1,223,944         2,577,646

Other income (expense):
Interest and dividend income                  36,730            53,363            70,174            90,637           187,358
Interest expense                              (7,777)          (19,241)          (15,421)          (39,332)          (74,675)
Gain (loss) on sale of marketable
  securities, net                             15,848             3,319          (330,709)           39,339            17,554
Gain on sale of assets                            --                --         1,246,287                --                --
Other than temporary reductions of
  marketable securities                           --                --                --                --          (235,861)
Total other income                            44,801            37,441           970,331            90,644          (105,624)

INCOME BEFORE PROVISION FOR
  INCOME TAXES                             1,148,559           545,353         2,712,074         1,314,588         2,472,022

Provision for income taxes                   457,477           193,697         1,027,718           515,374           943,338

NET INCOME                              $    691,082      $    351,656      $  1,684,356      $    799,214      $  1,528,684

EARNINGS PER SHARE COMMON SHARE                 0.16              0.08              0.40              0.19              0.37

WEIGHTED AVERAGE SHARES OUTSTANDING        4,218,444         4,269,137         4,218,444         4,269,137         4,265,761


COMPREHENSIVE INCOME (LOSS)
---------------------------

NET INCOME                              $    691,082      $    351,656      $  1,684,356      $    799,214      $  1,528,684

Other comprehensive income (loss),
  net of tax:
Unrealized gains (losses) on
  marketable securities
  (net of tax benefits)                      220,572          (461,598)          455,040          (697,190)         (716,160)
Less reclassification adjustment
  for gains (losses) included in
  net income                                (569,743)           (3,790)         (366,000)            1,985           110,038

COMPREHENSIVE INCOME (LOSS)             $    911,654      $   (113,732)     $  2,139,396      $    104,009      $    922,562

    LIFEWAY FOODS, INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF CHANGES IN
                     STOCKHOLDERS' EQUITY JUNE 30, 2003 AND

                                DECEMBER 31, 2002




                            COMMON STOCK, NO PAR VALUE
                                     10,000,000                                                            ACCUMULATED
                                 SHARES AUTHORIZED  # OF SHARES                                               OTHER
                               --------------------     OF                 STOCK                          COMPREHENSIVE
                             # OF SHARES # OF SHARES TREASURY   COMMON SUBSCRIPTION TREASURY    RETAINED  INCOME (LOSS),
                                 ISSUED  OUTSTANDING  STOCK     STOCK    RECEIVABLE   STOCK     EARNINGS   NET OF TAX     TOTAL
                               ---------  ---------  -------  ----------  --------  ---------  ----------  -----------  -----------

BALANCES AT DECEMBER 31, 2001  4,318,444  4,273,444   45,000  $6,509,267  $(15,000) $(287,033) $6,071,793  $  (728,748) $11,550,279

Other comprehensive income:
Unrealized losses on
securities, net of taxes and
reclassification adjustment           --         --       --          --        --         --          --     (606,122)    (606,122)

Purchase of Treasury Stock            --    (55,000)  55,000          --        --   (392,923)         --           --     (392,923)

Net income for the  year
ended December 31, 2002               --         --       --          --        --         --   1,528,684           --    1,528,684
                               ---------  ---------  -------  ----------  --------  ---------  ----------  -----------  -----------

BALANCES AT DECEMBER 31, 2002  4,318,444  4,218,444  100,000   6,509,267   (15,000)  (679,956)  7,600,477   (1,334,870)  12,079,918



Other comprehensive income:
Unrealized gains on
securities, net of taxes and
reclassification adjustment           --         --       --          --        --         --          --      455,040      455,040

Purchase of Treasury Stock            --         --       --          --        --         --          --           --           --

Net income for the six months
ended June 30, 2003                   --         --       --          --        --         --   1,684,356           --    1,684,356
                               ---------  ---------  -------  ----------  --------  ---------  ----------  -----------  -----------
BALANCES AT JUNE 30, 2003
(UNAUDITED)                    4,318,444  4,218,444  100,000  $6,509,267  $(15,000) $(679,956) $9,284,833  $  (879,830) $14,219,314
                               =========  =========  =======  ==========  ========  =========  ==========  ===========  ===========

    LIFEWAY FOODS, INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF CASH FLOWS
                  JUNE 30, 2003 AND 2002 AND DECEMBER 31, 2002



                                                                      (Unaudited)
                                                                        JUNE 30,
                                                             ------------------------------      DECEMBER 31,
                                                                 2003              2002              2002
                                                             ------------      ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
-------------------------------------
NET INCOME                                                   $  1,684,356      $    799,214      $  1,528,684
Adjustments to reconcile net income to net cash flows
  from operating activities:
Depreciation and amortization                                     340,803           403,245           807,680
Loss (Gain) on sale of marketable securities, net                 330,709           (39,339)          (17,554)
Gain on sale of assets                                         (1,246,287)               --                --
Other than temporary reductions of marketable securities               --                --           235,861
Deferred income taxes                                              57,421            32,950           (64,581)

(Increase) decrease in operating assets:
Accounts receivable                                              (295,551)         (231,768)         (118,595)
Other receivables                                                  (3,284)           (7,127)           (7,649)
Inventories                                                       (73,583)            1,390            80,270
Prepaid expenses and other current assets                             208               273            32,410

Increase (decrease) in operating liabilities:
Accounts payable                                                    9,600            51,813            95,997
Accrued expenses                                                     (581)           12,572            19,813
Income taxes payable                                              295,250            (7,563)          252,991


NET CASH PROVIDED BY OPERATING ACTIVITIES                       1,099,061         1,015,660         2,845,327

CASH FLOWS FROM INVESTING ACTIVITIES:
-------------------------------------
Purchase of marketable securities                              (4,555,562)         (266,123)       (3,316,411)
Sales of marketable securities                                  2,867,678           665,589         4,024,827
Sales of assets                                                 1,712,659                --                --
Purchases of property, plant and equipment                       (240,900)         (106,625)         (259,164)
Change in margin account                                               --          (380,078)         (431,795)

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES              (216,125)          (87,237)           17,457

CASH FLOWS FROM FINANCING ACTIVITIES:
-------------------------------------
Repayment of notes payable                                        (15,329)         (295,588)         (675,154)
Purchase of treasury stock                                             --           (35,345)         (392,923)
NET CASH USED IN FINANCING ACTIVITIES                             (15,329)         (330,933)       (1,068,077)

NET INCREASE IN CASH AND CASH EQUIVALENTS                         867,607           597,490         1,794,707
Cash and cash equivalents at the beginning of the year          2,731,656           936,949           936,949
CASH AND CASH EQUIVALENTS AT END OF YEAR                     $  3,599,263      $  1,534,439      $  2,731,656

                       LIFEWAY FOODS, INC. AND SUBSIDIARY
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS JUNE 30, 2003 AND 2002

NOTE 1 - NATURE OF BUSINESS

Lifeway Foods, Inc. (The "Company") commenced operations in February 1986 and incorporated under the laws of the state of Illinois on May 19, 1986. The Company's principal business activity is the production of dairy products. Specifically, the Company produces Kefir, a drinkable product which is similar to but distinct from yogurt, in several flavors sold under the name "Lifeway's Kefir;" a plain farmer's cheese sold under the name "Lifeway's Farmer's Cheese;" a fruit sugar-flavored product similar in consistency to cream cheese sold under the name of "Sweet Kiss;" and a dairy beverage, similar to Kefir, with increased protein and calcium, sold under the name "Basics Plus." The Company also produces several soy-based products under the name "Soy Treat" and a vegetable-based seasoning under the name "Golden Zesta." The Company currently distributes its products throughout the Chicago Metropolitan area through local food stores. In addition, the products are sold throughout the United States and Ontario, Canada. The Company also distributes some of its products internationally by exporting to Eastern Europe. During the year ended December 31, 2002 and for the six months ended June 30, 2003 and 2002, export sales of the Company were approximately $123,700, $108,857, and $589,908, respectively.

On September 30, 1992, the Company formed a wholly owned subsidiary corporation, LFI Enterprises, Inc., (LFIE) incorporated in the state of Illinois. LFIE was formed for the purpose of operating a "Russian" theme restaurant and supper club on property acquired by the Company on October 9, 1992. The restaurant/supper club commenced operations in late November 1992. As of July 2001, the restaurant/supper club terminated all operations. In January 2003, the Company sold the building and the land that housed LFIE for $1,712,659 and recognized a gain of $1,246,287 on this transaction.

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

Balances of amounts reported by financial institutions are categorized as follows at June 30, 2003:

                Amounts insured                               $   400,000
                Uninsured and uncollateralized amounts          3,238,984
                                                              -----------
                Total cash balances                           $ 3,638,984
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

Advertising costs
-----------------
The Company expenses advertising costs as incurred. During the year ended 2002 and for the six months ended June 30, 2003 and 2002, approximately $422,800, $327,863, and $183,060, respectively, were expensed.

Earning per common share
------------------------
Earnings per common share were computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the year. For 2003 and 2002, diluted and basic earnings per share were the same, as the effect of dilutive securities options outstanding was not significant.

NOTE 3 - MARKETABLE SECURITIES

The cost and fair value of marketable securities available for sale are as follows:

(Unaudited)                         Unrealized     Unrealized       Fair
June 30, 2003                          Cost          Gains          Losses         Value
-------------                      ------------   ------------   ------------   ------------
Certificate of Deposit             $    180,000                  $        (15)  $    179,985
Equities                              4,213,620   $    157,134     (1,285,615)     3,085,139
Preferred securities                    100,000          2,430           ---         102,430
Municipal bonds,
 maturing within five
 years                                2,931,477          3,492           ---       2,934,969
                                   ------------   ------------   ------------   ------------
Total                              $  7,425,097   $    163,056   $ (1,285,630)  $  6,302,523
                                   ============   ============   ============   ============

(Unaudited)                                        Unrealized     Unrealized       Fair
June 30, 2002                          Cost          Gains          Losses         Value
-------------                      ------------   ------------   ------------   ------------

Equities                           $  3,531,363   $     11,090   $ (2,075,720)  $  1,466,733

Preferred securities                    250,000              30       (21,290)       228,840
Municipal bonds,
  maturing within
  five years                          2,635,094            406        (25,109)     2,610,391
Government agency
  Obligations, maturing
  After five years                      248,755           ---          (7,265)       241,490
                                   ------------   ------------   ------------   ------------
Total                              $  6,665,212   $     11,526   $ (2,129,284)  $  4,547,454
                                   ============   ============   ============   ============

                                                   Unrealized     Unrealized        Fair
December 31, 2002                      Cost           Gains         Losses          Value
-----------------                  ------------   ------------   ------------   ------------

Equities                           $  3,055,406   $        361   $ (1,892,469)  $  1,163,298

Preferred securities                    125,000           ---         (15,210)       109,790
Municipal bonds,
  maturing within
  five years                          2,887,226         11,280           ---       2,898,506
                                   ------------   ------------   ------------   ------------
Total                              $  6,067,632   $     11,641   $ (1,907,679)  $  4,171,594
                                   ============   ============   ============   ============

At December 31, 2002, certain securities were written down to their estimated realizable values, because, in the opinion of management, the decline in market value of those securities was considered to be other than temporary. Proceeds from the sale of marketable securities were $4,024,827, $2,867,678, and $665,589 during the year 2002 and for the six months ended June 30, 2003 and 2002, respectively.

Gross gains (losses) of $17,554, ($330,709), and $39,339, were realized on these sales during the year 2002 and for the six months ended June 30, 2003 and 2002, respectively.

NOTE 4 - INVENTORIES

Inventories consist of the following:

                                           (Unaudited)
                                             June 30,            December 31,
                                   ---------------------------   ------------
                                       2003           2002           2002
                                   ---------------------------   ------------
Finished goods                     $    331,506   $    436,387   $    362,550
Production supplies                     266,606        224,640        213,841
Raw materials                           195,974        138,356        144,112
                                   ------------   ------------   ------------
Total inventories                  $    794,086   $    799,383   $    720,503
                                   ============   ============   ============


NOTE 5 - PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment consists of the following:

                                           (Unaudited)
                                             June 30,            December 31,
                                   ---------------------------   ------------
                                       2003           2002           2002
                                   ------------   ------------   ------------
Land                               $    470,900   $    658,400   $    658,400

Buildings and improvements            2,419,592      2,735,552      2,798,436

Machinery and equipment               4,984,660      4,765,007      4,834,323

Vehicles                                380,743        359,383        359,383

Office equipment                         74,315         87,860        108,199
                                   ------------   ------------   ------------
Subtotal                              8,330,210      8,606,202      8,758,741


Less accumulated depreciation         4,424,135      3,881,957      4,286,392
                                   ------------   ------------   ------------
Total
                                   $  3,906,075   $  4,724,245   $  4,472,349
                                   ============   ============   ============

Depreciation expense during the year ended December 31, 2002 and for the six months ended June 30, 2003 and 2002 was $807,680, $340,803, and $403,245,
respectively.

NOTE 6 - NOTES PAYABLE

Notes payable consist of the following:

                                                                 (Unaudited)
                                                                   June 30,            December 31,
                                                         ---------------------------   ------------
                                                             2003           2002           2002
                                                         ------------   ------------   ------------
Mortgage  note payable to a bank,  payable in monthly
installments of $3,273  including  interest at 6.25%,
with a balloon  payment of $454,275 due September 25,
2006.  Collateralized by real estate.                    $    485,551           ---         489,770

Mortgage note payable to a bank.  Paid in full.                  ---         360,622           ---

Mortgage note payable to a bank.  Paid in full.                  ---         497,607           ---

                                                                         (Unaudited)
                                                                           June 30,            December 31,
                                                                 ---------------------------   ------------
                                                                     2003           2002           2002
                                                                 ------------   ------------   ------------
Notes  payable  to  finance  companies,  payable  in monthly installments  of  $1,851,  including  interest  at  0%,  due
November 2004.  Collateralized by vehicles.                            30,625         52,842         41,735
                                                                 ------------   ------------   ------------
Total notes payable                                                   516,176        911,071        531,505

Less current maturities                                                30,387         75,227         31,128
                                                                 ------------   ------------   ------------
Total long-term portion                                          $    485,789   $    835,844   $    500,377
                                                                 ============   ============   ============

Maturities of notes payables are as follows:

                                         As of June 30,
                                                    2004      $ 30,387
                                                    2005        14,478
                                                    2006         8,170
                                                    2007       463,141
                                                              --------
                                                   Total      $516,176


NOTE 7 - PROVISION FOR INCOME TAXES

The provision for income taxes consists of the following:


                                          (Unaudited)               For the
                                     For the Six Months Ended     Year Ended
                                             June 30,            December 31,
                                   ---------------------------   ------------
                                        2003          2002           2002
                                   ------------   ------------   ------------
Current:
Federal                            $    788,330   $    391,729   $    815,764
State                                   181,967         90,695        192,155
                                   ------------   ------------   ------------
Total current                           970,297        482,424      1,007,919
Deferred                                 57,421         32,950        (64,581)
                                   ------------   ------------   ------------
Provision for income taxes         $  1,027,718   $    515,374   $    943,338
                                   ============   ============   ============

A reconciliation of the provision for income taxes and the income tax computed at the statutory rate are as follows:

                                          (Unaudited)               For the
                                     For the Six Months Ended     Year Ended
                                             June 30,            December 31,
                                   ---------------------------   ------------
                                        2003          2002           2002
                                   ------------   ------------   ------------
Federal income tax expense         $    788,283   $    421,034   $    840,487
  computed at the statutory rate
State taxes, expense                    181,967         95,390        177,986
Temporary book/tax differences             ---            ---            ---
  Depreciation                          (14,653)        14,533         15,893
  Other than temporary reductions
     on marketable securities              ---            ---          97,175
  Other                                  (8,784)       (12,143)       (15,538)
Permanent book/tax differences          (52,730)          (792)      (172,665)
                                   ------------   ------------   ------------
Provision for income taxes         $  1,027,718   $    515,374   $    943,338
                                   ============   ============   ============

Amounts for deferred tax assets and liabilities are as follows:

                                                         (Unaudited)               For the
                                                    For the Six Months Ended     Year Ended
                                                            June 30,            December 31,
                                                  ---------------------------   ------------
                                                       2003          2002           2002
                                                  ------------   ------------   ------------
Non-current deferred tax liabilities arising from:
   Temporary differences - principally
    Book/tax, accumulated depreciation            $   (423,064)  $   (453,689)  $   (452,856)

Current deferred tax assets arising from:
    Book/tax, allowance for unrealized
       losses                                          462,500        872,820        781,167
    Book/tax, inventory                                 43,834         34,397         97,175
    Book/tax, other
                                                          ---            ---          33,920
    Less: valuation allowance                         (220,000)      (210,000)      (220,000)
                                                  ------------   ------------   ------------
    Total deferred tax assets                          286,334        697,217        692,262
                                                  ------------   ------------   ------------
Net deferred tax asset (liability)                $   (136,730)  $    243,528   $    239,406
                                                  ============   ============   ============

NOTE 8 - SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for interest and income taxes are as follows:

                                          (Unaudited)               For the
                                     For the Six Months Ended     Year Ended
                                             June 30,            December 31,
                                   ---------------------------   ------------
                                        2003          2002           2002
                                   ------------   ------------   ------------
Interest                           $     15,421   $     39,332   $     74,675
Income taxes                       $    675,000   $    459,133   $    787,522


NOTE 9 - STOCK OPTION PLANS

The Company has a registration statement filed with the Securities and Exchange Commission in connection with a Consulting Service Compensation Plan covering up to 300,000 shares of the Company's common stock. Pursuant to the Plan, the Company may issue common stock or options to purchase common stock to certain consultants, service providers and employees of the Company. There were 234,300 shares available for issuance under the Plan at December 31, 2002 and at June 30, 2003 and 2002.

The option price, number of shares, grant date, and vesting terms of any options granted or shares issued are determined at the discretion of the Company's Board of Directors.

As of December 31, 2002, June 30, 2003 and 2002, there were no stock options outstanding or exercisable.

NOTE 10 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair value of the Company's financial instruments, none of which are held for trading purposes, are as follows at June 30, 2003:

                                                    Carrying         Fair
                                                     Amount          Value
                                                  ------------   ------------
           Cash and cash equivalents              $  3,599,263   $  3,599,263
           Marketable securities                  $  6,302,523   $  6,302,573
           Notes payable                          $    516,176   $    501,169


The carrying values of cash and cash equivalents, and marketable securities approximate fair values. The fair value of the notes payable is based on the discounted value of contractual cash flows. The discount rate is estimated using rates currently offered for debt with similar maturities.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

COMPARISON OF QUARTER ENDED JUNE 30, 2003 TO QUARTER ENDED JUNE 30, 2002

The following analysis should be read in conjunction with the unaudited financial statements of the Company and related notes included elsewhere in this quarterly report and the audited financial statements and Management's Discussion and Analysis contained in our Form 10-KSB, for the fiscal year ended December 31, 2002.

RESULTS OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 2003

Sales increased by $1,193,974 (approximately 20%) up to $7,084,410 during the six month period ended June 30, 2003 from $5,890,436 during the same six month period in 2002. This increase in sales was primarily attributable to increased sales of existing products as well as the expansion of the line of sweet cheese spreads under the Sweet Kiss(TM) brand.

Net income increased by $885,142 (approximately 110%) up to $1,684,356 for the six month period ended June 30, 2003 from $799,214 during the same six month period in 2002.

Cost of goods sold increased by $276,110 (approximately 8%) to $3,559,891 during the six month period ending June 30, 2003 from $3,283,781 during the same six month period in 2002. This increase was primarily due to increased consumption of raw materials to address increased sales. However, cost of goods sold as a percentage of sales was approximately 50% for the six months ended June 30, 2003, compared to approximately 56% for the same six month period in 2002. This decrease is primarily attributable to overall decreased costs of raw materials.

Operating expenses increased by $400,065 (or approximately 29%) to $1,782,776 for the six month period ending June 30, 2003, up from $1,382,711 during the same six month period in 2002. This increase was primarily attributable a one time, non-recurring charge.

Earnings per share for the six months ended June 30, 2003 were $.40, compared to $.19 for the same six month period of 2002 reflecting the impact of increased sales revenues and decreased costs of raw materials. The decrease in weighted average shares outstanding between the six month period ended June 30, 2003 and the six month period ended June 30, 2002 is attributable to accounting each instance for shares acquired under the Company's 2002 share repurchase program which has had a minimal effect (approximately $0.01) on reported earnings per share for the comparable periods.

THREE MONTHS ENDED JUNE 30, 2003

Sales increased by $773,270 (approximately 25%) up to $3,775,853 during the three month period ended June 30, 2003 from $3,002,583 during the same three month period in 2002. This increase in sales was primarily attributable to increased sales of existing products as well as the expansion of the line of sweet cheese spreads under the Sweet Kiss(TM) brand.

Net income increased by $339,426 (approximately 97%) up to $691,082 for the three month period ended June 30, 2003 from $351,656 during the same three month period in 2002.

Cost of goods sold decreased by $26,565 (approximately 2%) to $1,733,935 during the three month period ending June 30, 2003 from $1,760,500 during the same three month period in 2002. Cost of goods sold as a percentage of sales was approximately 46% for the three months ended June 30, 2003, compared to approximately 59% for the same three month period in 2002. This decrease is primarily attributable to overall decreased costs of raw materials.

Operating expenses increased by $203,989 (or approximately 28%) to $938,160 for the three month period ending June 30, 2003, up from $734,171 during the same three month period in 2002. This increase was primarily attributable a one time, non-recurring charge.

Earnings per share for the three months ended June 30, 2003 were $.16, compared to $.08 for the same three month period of 2002, reflecting the impact of increased sales revenues and decreased costs of raw materials. The decrease in weighted average shares outstanding between the three month period ended June 30, 2003 and the three month period ended June 30, 2002 is attributable to accounting each instance for shares acquired under the Company's 2002 share repurchase program which has had a minimal effect (approximately $0.01) on reported earnings per share for the comparable periods.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2003, the Company had working capital in the amount of $11,222,092, cash and cash equivalents in the amount of $3,599,263, and marketable securities of $6,302,523. The Company expects all cash requirements to be met internally for the next 12-month period.

Net cash provided by operating activities increased by $83,401 for the six months ended June 30, 2003.

Net cash used in investing activities increased by $128,888 for the six months ended June 30, 2003. This was attributable to the sale of real property and investment of substantially all of the proceeds of that sale in cash equivalents prior to the three month period ended June 30, 2003.

Net cash used in financing activities was $15,329 for the six months ended June 30, 2003 compared to a $330,933 for the same six month period in 2002. This decrease was primarily attributable to the fact that the Company repaid some of its notes payable in the second half of 2002.

The Company held marketable securities with a fair market value of $6,302,523 as of June 30, 2003. These marketable securities have a cost basis of $7,425,097, which represents $1,122,574 in unrealized losses (net of unrealized gains) as of June 30, 2003.

The Company is not aware of any circumstances or trends, which would have a negative impact upon future sales or earnings. There have been no material fluctuations in the standard seasonal variations of the Company's business. The accompanying financial statements include all adjustments, which in the opinion of management are necessary in order to make the financial statements not misleading.


ITEM 3. CONTROLS AND PROCEDURES

The Chief Executive Officer conducted an evaluation of the effectiveness of the Company's disclosure controls and procedures pursuant to Rule 13a-14 under the Securities Exchange Act of 1934 as of June 30, 2003. While the Company has limited resources and cost constraints, based on that evaluation, the Chief Executive Officer concluded that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this quarterly report has been made known to her. As of the date of this quarterly report, there have been no known significant changes in internal controls or in other factors that could significantly affect these controls subject to the date of such evaluation.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On April 14, 2003, Vera Smolanski filed a complaint seeking unspecified damages in the Circuit Court of Cook County, Illinois naming the Company as a defendant. The complaint alleges breaches of the Uniform Commercial Code, the Magnuson-Moss Warranty Act and the Illinois Consumer Fraud Act with respect to the labeling of certain Lifeway products. Vera Smolanski is the wife of Yuri Smolansky, the uncle of Julie Smolyansky (the Company's Chief Executive Officer) and the brother-in-law of Ludmila Smolyansky (the Company's Chairperson of the Board). The Company believes that the lawsuit is without merit and is vigorously defending against these claims.


ITEM 2. CHANGES IN SECURITIES

None.


ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.


ITEM 5. OTHER INFORMATION

On August 14, 2003, the Company announced its financial results for the fiscal quarter ended June 30, 2003 and certain other information. A copy of the Company's press release announcing these financial results and certain other information is attached as Exhibit 99.1 hereto. The information contained in
Exhibit 99.1 hereto is being furnished, and should not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities imposed by that Section. The information contained in Exhibit 99.1 shall not be incorporated by reference into any registration statement or other document or filing under the Securities Act of 1933, as amended, except as may be expressly set forth in a specific filing. The press release filed as an exhibit to this report includes "safe harbor" language pursuant to the Private Securities Litigation Reform Act of 1995, as amended, indicating that certain statements about the Company's business and other matters contained in the press release are "forward-looking." The press release also cautions investors that "forward-looking" statements may be different from actual operating results. Finally, the press release states that a more thorough discussion of risks and uncertainties which may affect the Company's operating results is included in the Company's reports on file with the Securities and Exchange Commission.

ITEM 7. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

Exhibit           Description
Number            -----------
------

3.4 Amended and Restated By-laws (Incorporated by reference to Exhibit No. 3.5 of Lifeway's Current Report on Form 8-K dated and filed on December 10, 2002).

3.5 Articles of Incorporation, as amended and currently in effect (Incorporated by reference to Exhibit 3.5 of Lifeway's Quarterly Report on Form 10-QSB for the quarter ended June 30, 2000 and filed on August 8, 2000).

10.1 Lifeway Foods, Inc. Consulting and Services Compensation Plan, dated June 5, 1995 (Incorporated by reference to Lifeway's Registration Statement on Form S-8, File No. 33-93306).

10.10 Stock Purchase Agreement with Danone Foods, Inc., dated October 1, 1999 (Incorporated by reference to Exhibit 10.10 of the Registrant's Current Report on Form 8-K dated October 1, 1999, and filed October 12, 1999).

10.11 Stockholders' Agreement with Danone Foods, Inc. dated October 1, 1999 (Incorporated by reference to Exhibit 10.11 of the Registrant's Current Report on Form 8-K dated October 1, 1999, and filed October 12, 1999).

10.12 Letter Agreement dated December 24, 1999 amending the Stockholders' Agreement with Danone Foods, Inc. dated October 1, 1999. (Incorporated by reference to Exhibit 10.12 of the Registrant's Current Report on Form 8-K dated December 24, 1999 and filed January 11, 2000).

10.13 Support Agreement with The Dannon Company, Inc. dated December 24, 1999 (Incorporated by reference to Exhibit 10.13 of the Registrant's Current Report on Form 8-K dated December 24, 1999 and filed January 11, 2000).

10.14 First Amendment to Support Agreement with The Dannon Company, Inc., dated February 11, 2003 (Incorporated by reference to
                  Exhibit 10.14 of the Registrant's Quarterly Report for the quarter ended March 31, 2003 on Form 10-QSB dated and filed May 15, 2003).

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

31.1              Rule 13a-14(a)/15d-14(a) Certification.

32.1              Section 1350 Certification.

99.1 Press Release dated August 14, 2003 regarding earnings for the quarter ended June 30, 2003.

(b) Reports on Form 8-K.

     None.

                                    SIGNATURE


In accordance with the requirements of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  August 14, 2003
                                    LIFEWAY FOODS, INC.

                                    By:  /s/ Julie Smolyansky
                                    --------------------------------------------
                                    Julie Smolyansky
                                    Chief Executive Officer, Chief Financial and
                                    Accounting Officer, President, Treasurer and
                                    Director