Form 10QSB/A
period 2003-06-30
LIFEWAY FOODS INC
filed 2003-08-21
CIK 814586

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB/A
                                 AMENDMENT NO. 1
(Mark One)

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
                 -----------------------------------------------
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

               --------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of August 14, 2002, the issuer had 4,218,444 shares of common stock, no par value, outstanding.

Transitional Small Business Disclosure Format (Check one):  Yes  [ ]  No  [X]
================================================================================

             EXPLANATION FOR FILING OF FORM 10-QSB/A AMENDMENT NO. 1

The purpose of this Form 10-QSB/A Amendment No. 1 is to amend the previously filed Form 10-QSB of Lifeway Foods, Inc. (the "Company" or "Lifeway") for the quarter ended June 30, 2003 to correct several errors in the income statement and notes to financial statements. The changes set forth in this Amendment No. 1 are merely to correct errors that are transpositional or typographical in nature and do not materially affect the financial statements of the Company for the quarter ended June 30, 2003, as provided in the Form 10-QSB filed on August 14, 2003.

On Lifeway's income statement, the line item for unrealized gains on marketable securities (net of tax benefit) in the three months ended June 30, 2003 column is being corrected to $790,315 from $220,572. The previous figure of $220,572, as mistakenly set forth, is the net difference between $790,315 and $569,743, which is the subtracted reclassification adjustment for losses included in net income (the line item immediately below). Likewise, the same line item in the column for the six months ended June 30, 2003 is being corrected to $821,040 from $455,040. The previous figure of $455,040, as mistakenly set forth, is the net difference between $821,040 and $366,000, which is the subtracted reclassification adjustment for losses included in net income (the line item immediately below).

In Note 7 ("Provision for Income Taxes") to Lifeway's Notes to Consolidated Financial Statements, three changes are set forth in this Amendment No. 1 to correct the three transposition or typographical errors set forth in the Form 10-QSB filed on August 14, 2003 in the table regarding the reconciliation of the provision for income taxes and the income tax computed at the statutory rate. The depreciation line item in the column for the six months ended June 30, 2003 is being corrected to $14,653 from ($14,653), the "other" line item for the same column is being corrected to ($9,915) from ($8,784) and the "other" line item in the column for the six months ended June 30, 2002 is being corrected to ($14,791) from ($12,143).

ITEM 1. FINANCIAL STATEMENTS

             LIFEWAY FOODS, INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE
             INCOME FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002 AND THE YEAR ENDED DECEMBER 31, 2002


                                                         (Unaudited)                        (Unaudited)
                                                      Three Months Ended                  Six Months Ended
                                                            June 30,                          June 30,                December 31,
                                                     2003             2002             2003             2002              2002
Sales                                            $ 3,775,853      $ 3,002,583      $ 7,084,410      $ 5,890,436      $ 12,212,236
Cost of goods sold                                 1,733,935        1,760,500        3,559,891        3,283,781         6,744,086

Gross profit                                       2,041,918        1,242,083        3,524,519        2,606,655         5,468,150

Operating expenses                                   938,160          734,171        1,782,776        1,382,711         2,890,504

Income from operations                             1,103,758          507,912        1,741,743        1,223,944         2,577,646

Other income (expense):
Interest and dividend income                          36,730           53,363           70,174           90,637           187,358
Interest expense                                      (7,777)         (19,241)         (15,421)         (39,332)          (74,675)
Gain (loss) on sale of marketable
  securities, net                                     15,848            3,319         (330,709)          39,339            17,554
Gain on sale of assets                                   ---              ---        1,246,287
                                                                                                            ---               ---
Other than temporary reductions
    of marketable securities                             ---              ---                                            (235,861)
                                                                                           ---              ---
Total other income                                    44,801           37,441          970,331           90,644          (105,624)

Income before provision for
   income taxes                                    1,148,559          545,353        2,712,074        1,314,588         2,472,022

Provision for income taxes                           457,477          193,697        1,027,718          515,374           943,338

Net income                                          $691,082         $351,656       $1,684,356         $799,214       $ 1,528,684

Earnings per share common share                         0.16             0.08             0.40             0.19              0.37

Weighted average shares
  outstanding                                      4,218,444        4,269,137        4,218,444        4,269,137         4,265,761

COMPREHENSIVE INCOME (LOSS)
---------------------------

Net income                                          $691,082         $351,656       $1,684,356         $799,214       $ 1,528,684
Other comprehensive income (loss),
   net of tax:
Unrealized gains (losses) on
  marketable securities (net of tax benefits)        790,315         (461,598)         821,040         (697,190)         (716,160)

Less reclassification adjustment
    for gains (losses) included in net income       (569,743)          (3,790)        (366,000)           1,985           110,038

Comprehensive income (loss)                         $911,654        $(113,732)      $2,139,396         $104,009        $  922,562

LIFEWAY FOODS, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS JUNE 30, 2003 AND 2002

Note 7 - PROVISION FOR INCOME TAXES

A reconciliation of the provision for income taxes and the income tax computed at the statutory rate are as follows:


                                             (Unaudited)            For the
                                       For the Six Months Ended    Year Ended
                                               June 30,           December 31,
                                      ------------  ------------  ------------
                                          2003          2002          2002
                                      ------------  ------------  ------------
Federal income tax expense            $    788,283  $    421,034  $    840,487
  computed at the statutory rate
State taxes, expense                       181,967        95,390       177,986
Temporary book/tax differences                 ---           ---           ---
  Depreciation                              14,653        14,533        15,893
  Other than temporary reductions
     on marketable securities                  ---           ---        97,175
  Other                                     (9,915)      (14,791)      (15,538)
Permanent book/tax differences              52,730          (792)     (172,665)
                                      ------------  ------------  ------------
Provision for income taxes            $  1,027,718  $    515,374  $    943,338
                                      ============  ============  ============

ITEM 7. EXHIBITS AND REPORTS ON FORM 8-K

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

11 Statement re: computation of per share earnings. (Incorporated by reference to Note 2 of the Consolidated Financial Statements included in the Form 10-QSB for the quarter ended June 30, 2003, filed on August 14, 2003).

21.2 List of Subsidiaries of the Registrant. (Incorporated by reference to Exhibit 21.2 of Lifeway's Annual Report on Form 10-KSB for the year ended December 31, 1998 and filed on March 31, 1999).

31.1        Rule 13a-14(a)/15d-14(a) Certification.

32.1        Section 1350 Certification.

(b) Reports on Form 8-K.

    None.

                                    SIGNATURE

In accordance with the requirements of the Exchange Act, the Company caused this Amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 21, 2003

                                    LIFEWAY FOODS, INC.

                                    By: /s/ Julie Smolyansky
                                    -------------------------------------
                                    Julie Smolyansky
                                    Chief Executive Officer, Chief Financial and
                                    Accounting Officer, President, Treasurer and
                                    Director