Form 10QSB
period 2003-09-30
LIFEWAY FOODS INC
filed 2003-11-14
CIK 814586

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

               For the quarterly period ended September 30, 2003



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


                 6431 WEST OAKTON, MORTON GROVE, ILLINOIS 60053
                ------------------------------------------------
                    (Address of principal executive offices)


                                 (847) 967-1010
                        ---------------------------------
                           (Issuer's telephone number)



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



                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of November 10, 2003, the issuer had 4,218,444 shares of common stock, no par value, outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [_]    No [X]

================================================================================

                                      INDEX


PART I -  FINANCIAL INFORMATION................................................3

          ITEM 1. FINANCIAL STATEMENTS.........................................3

                  LIFEWAY FOODS, INC. AND SUBSIDIARY CONSOLIDATED
                  STATEMENTS OF FINANCIAL CONDITION FOR THE NINE
                  MONTHS ENDED SEPTEMBER 30, 2003 AND 2002 AND
                  THE YEAR ENDED DECEMBER 31, 2002.............................3

                  LIFEWAY FOODS, INC. AND SUBSIDIARY CONSOLIDATED
                  STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003
                  AND 2002 AND THE YEAR ENDED DECEMBER 31, 2002................4

                  LIFEWAY FOODS, INC. AND SUBSIDIARY CONSOLIDATED
                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003
                  AND THE YEAR ENDED DECEMBER 31, 2002.........................5

                  LIFEWAY FOODS, INC. AND SUBSIDIARY CONSOLIDATED
                  STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS
                  ENDED SEPTEMBER 30, 2003 AND 2002 AND THE YEAR
                  ENDED DECEMBER 31, 2002......................................6

                  LIFEWAY FOODS, INC. AND SUBSIDIARY NOTES TO
                  CONSOLIDATED FINANCIAL STATEMENTS FOR THE NINE
                  MONTHS ENDED SEPTEMBER 30, 2003 AND 2002.....................7

          ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS...............12

          ITEM 3. CONTROLS AND PROCEDURES.....................................14



PART II - OTHER INFORMATION...................................................15

          ITEM 1. LEGAL PROCEEDINGS...........................................15

          ITEM 2. CHANGES IN SECURITIES.......................................15

          ITEM 3. DEFAULTS UPON SENIOR SECURITIES.............................15

          ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........15

          ITEM 5. OTHER INFORMATION...........................................15

          ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K............................15



SIGNATURE.....................................................................17

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                 LIFEWAY FOODS, INC. AND SUBSIDIARY CONSOLIDATED
           STATEMENTS OF FINANCIAL CONDITION FOR THE NINE MONTHS ENDED
        SEPTEMBER 30, 2003 AND 2002 AND THE YEAR ENDED DECEMBER 31, 2002


                                                               (Unaudited)
                                                            NINE MONTHS ENDED
                                                               SEPTEMBER 30,               YEAR ENDED
                                                       ------------------------------      DECEMBER 31,
                                                           2003              2002              2002
                                                       ------------      ------------      ------------
ASSETS
------

Current assets
Cash and cash equivalents                              $  4,246,835      $  1,385,520      $  2,731,656
Marketable securities                                     6,272,488         4,902,476         4,171,594
Accounts receivable, net of allowance for doubtful
    accounts of $15,000 at September 30, 2003 and
    2002 and December 31, 2002                            1,878,129         1,558,312         1,435,221
Other receivables                                            57,537            70,083            60,251
Inventories                                                 875,472           794,802           720,503
Prepaid expenses and other current assets                       932            26,828             1,276
Deferred income taxes                                       240,208           697,305           692,262
                                                       ------------      ------------      ------------
Total current assets                                     13,571,601         9,435,326         9,812,763

Property, plant, and equipment, net                       3,805,183         4,587,013         4,472,349

Total assets                                           $ 17,376,784      $ 14,022,339      $ 14,285,112



LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current liabilities
Current maturities of notes payable                    $     30,521      $     63,432      $     31,128
Accounts payable                                            771,306           629,563           639,398
Accrued expenses                                             94,237           206,065           183,528
Income taxes payable                                        647,265           278,884           397,907
                                                       ------------      ------------      ------------
Total current liabilities                                 1,543,329         1,177,944         1,251,961

Notes payable                                               478,024           467,724           500,377

Deferred income taxes                                       398,788           421,344           452,856

Stockholders' equity
Common stock                                              6,509,267         6,509,267         6,509,267
Stock subscription receivable                               (15,000)          (15,000)          (15,000)
Treasury stock, at cost                                    (679,956)         (322,378)         (679,956)
Retained earnings                                         9,991,674         7,402,366         7,600,477
Accumulated other comprehensive loss, net of tax           (849,342)       (1,618,928)       (1,334,870)
                                                       ------------      ------------      ------------
Total stockholders' equity                               14,956,643        11,955,327        12,079,918
                                                       ------------      ------------      ------------

Total liabilities and stockholders' equity             $ 17,376,784      $ 14,022,339      $ 14,285,112
                                                       ============      ============      ============

                 See accompanying Notes to Financial Statements.

          LIFEWAY FOODS, INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF
  INCOME AND COMPREHENSIVE INCOME FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003
                  AND 2002 AND THE YEAR ENDED DECEMBER 31, 2002


                                                      (Unaudited)                         (Unaudited)
                                                   THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                      SEPTEMBER 30,                       SEPTEMBER 30,               YEAR ENDED
                                             ------------------------------      ------------------------------      DECEMBER 31,
                                                 2003              2002              2003              2002              2002
                                             ------------      ------------      ------------      ------------      ------------
SALES                                        $  3,837,100      $  3,074,987      $ 10,921,510      $  8,965,423      $ 12,212,236
Cost of goods sold                              1,907,802         1,586,497         5,467,692         4,870,278         6,744,086
                                             ------------      ------------      ------------      ------------      ------------

GROSS PROFIT                                    1,929,298         1,488,490         5,453,818         4,095,145         5,468,150

Operating expenses                                871,192           749,984         2,653,974         2,132,695         2,890,504
                                             ------------      ------------      ------------      ------------      ------------

INCOME FROM OPERATIONS                          1,058,106           738,506         2,799,844         1,962,450         2,577,646

Other income (expense):
Interest and dividend income                       24,595            67,188            94,769           157,825           187,358
Interest expense                                   (7,743)          (19,314)          (23,164)          (58,645)          (74,675)
Gain (loss) on sale of marketable
  securities, net                                  37,361            (2,947)         (293,348)           36,391            17,554
Gain on sale of assets                                 --                --         1,246,287                --                --
Other than temporary reductions of
  marketable securities                                --                --                --                --          (235,861)
                                             ------------      ------------      ------------      ------------      ------------
Total other income (expense)                       54,213            44,927         1,024,544           135,571          (105,624)
                                             ------------      ------------      ------------      ------------      ------------

INCOME BEFORE PROVISION FOR INCOME TAXES        1,112,319           783,433         3,824,388         2,098,021         2,472,022

Provision for income taxes                        405,473           252,074         1,433,191           767,448           943,338
                                             ------------      ------------      ------------      ------------      ------------

NET INCOME                                   $    706,846      $    531,359      $  2,391,197      $  1,330,573      $  1,528,684

EARNINGS PER SHARE COMMON SHARE                      0.17              0.12              0.57              0.31              0.36

WEIGHTED AVERAGE SHARES OUTSTANDING             4,218,444         4,268,904         4,218,444         4,268,904         4,265,761

COMPREHENSIVE INCOME
--------------------

NET INCOME                                   $    706,846      $    531,359      $  2,391,197      $  1,330,573      $  1,528,684

Other comprehensive income (loss),
net of tax:

Unrealized gains (losses) on marketable
securities (net of tax benefits)                   35,442           (96,142)          856,482          (793,332)         (716,160)

Less reclassification adjustment for
gains (losses) included in net income              (4,954)          (98,833)         (370,954)          (96,848)          110,038
                                             ------------      ------------      ------------      ------------      ------------
COMPREHENSIVE INCOME                         $    737,334      $    336,384      $  2,876,725      $    440,393      $    922,562

                 See accompanying Notes to Financial Statements.

          LIFEWAY FOODS, INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF
            CHANGES IN STOCKHOLDERS' EQUITY FOR THE NINE MONTHS ENDED
             SEPTEMBER 30, 2003 AND THE YEAR ENDED DECEMBER 31, 2002

                         COMMON STOCK, NO PAR
                           VALUE 10,000,000                                                                 ACCUMULATED
                          SHARES AUTHORIZED    # OF SHARES                                                     OTHER
                        ----------------------      OF                    STOCK                            COMPREHENSIVE
                       # OF SHARES  # OF SHARES  TREASURY    COMMON    SUBSCRIPTION  TREASURY    RETAINED  INCOME (LOSS),
                          ISSUED    OUTSTANDING   STOCK       STOCK     RECEIVABLE    STOCK      EARNINGS   NET OF TAX     TOTAL
                        ----------  ----------  ----------  ----------  ----------  ----------  ----------  ----------  -----------
BALANCES AT
DECEMBER 31, 2001        4,318,444   4,273,444      45,000  $6,509,267  $  (15,000) $ (287,033) $6,071,793  $ (728,748) $11,550,279

Other comprehensive
income:

Unrealized losses on
securities, net of taxes
and reclassification
adjustment                      --          --          --          --          --          --          --    (606,122)    (606,122)

Purchase of
Treasury Stock                  --     (55,000)     55,000          --          --    (392,923)         --          --     (392,923)

Net income for the year
ended December 31, 2002         --          --          --          --          --          --   1,528,684          --    1,528,684
                        ----------  ----------  ----------  ----------  ----------  ----------  ----------  ----------  -----------

BALANCES AT
DECEMBER 31, 2002        4,318,444   4,218,444     100,000   6,509,267     (15,000)   (679,956)  7,600,477  (1,334,870)  12,079,918


Other comprehensive
income:

Unrealized gains on
securities, net of taxes
and reclassification
adjustment                      --          --          --          --          --          --          --     485,528      485,528

Net income for the
nine months ended
September 30, 2003              --          --          --          --          --          --   2,391,197          --    2,391,197
                        ----------  ----------  ----------  ----------  ----------  ----------  ----------  ----------  -----------
BALANCES AT
SEPTEMBER 30, 2003       4,318,444   4,218,444     100,000  $6,509,267  $  (15,000) $ (679,956) $9,991,674  $ (849,342) $14,956,643
(UNAUDITED)             ==========  ==========  ==========  ==========  ==========  ==========  ==========  ==========  ===========


                 See accompanying Notes to Financial Statements.

    LIFEWAY FOODS, INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                      AND THE YEAR ENDED DECEMBER 31, 2002

                                                                     (Unaudited)
                                                                  NINE MONTHS ENDED
                                                                     SEPTEMBER 30,               YEAR ENDED
                                                             ------------------------------      DECEMBER 31,
                                                                 2003              2002              2002
                                                             ------------      ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
-------------------------------------
NET INCOME                                                   $  2,391,197      $  1,330,573      $  1,528,684

Adjustments to reconcile net income to net cash flows
   from operating activities:
      Depreciation and amortization                               514,523           606,735           807,680
      Loss (Gain) on sale of marketable securities, net           293,348           (36,391)          (17,554)
      Gain on sale of assets                                   (1,246,287)               --                --
      Other than temporary reductions of marketable
        securities                                                     --                --           235,861
      Deferred income taxes                                        31,466               735           (64,581)
      (Increase) decrease in operating assets:
          Accounts receivable                                    (442,908)         (241,686)         (118,595)
          Other receivables                                         2,714           (17,481)           (7,649)
          Inventories                                            (154,969)            5,971            80,270
          Prepaid expenses and other current assets                   344             6,858            32,410
      Increase (decrease) in operating liabilities:
          Accounts payable                                        131,908            86,162            95,997
          Accrued expenses                                        (89,291)           42,350            19,813
          Income taxes payable                                    249,358           133,968           252,991
                                                             ------------      ------------      ------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                       1,681,403         1,917,794         2,845,327

CASH FLOWS FROM INVESTING ACTIVITIES:
-------------------------------------
   Purchase of marketable securities                           (6,913,611)       (5,493,045)       (3,316,411)
   Sales of marketable securities                               5,371,416         5,339,349         4,024,827
   Sales of assets                                              1,712,659                --
   Purchases of property, plant and equipment                    (313,728)         (172,884)         (259,164)
   Change in margin account                                            --          (431,795)         (431,795)
                                                             ------------      ------------      ------------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES              (143,264)         (758,375)           17,457

CASH FLOWS FROM FINANCING ACTIVITIES:
-------------------------------------
   Repayment of notes payable                                     (22,960)         (675,503)         (675,154)
   Purchase of treasury stock                                          --           (35,345)         (392,923)
                                                             ------------      ------------      ------------
NET CASH USED IN FINANCING ACTIVITIES                             (22,960)         (710,848)       (1,068,077)

NET INCREASE IN CASH AND CASH EQUIVALENTS                       1,515,179           448,571         1,794,707
Cash and cash equivalents at the beginning of the period        2,731,656           936,949           936,949
                                                             ------------      ------------      ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                   $  4,246,835      $  1,385,520      $  2,731,656


                 See accompanying Notes to Financial Statements.

  LIFEWAY FOODS, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

These financial statements include all adjustments which in the opinion of management are necessary in order to make the financial statements not misleading.

NOTE 1 - NATURE OF BUSINESS

Lifeway Foods, Inc. (the "Company") commenced operations in February 1986 and incorporated under the laws of the state of Illinois on May 19, 1986. The Company's principal business activity is the production of dairy products. Specifically, the Company produces Kefir, a drinkable product which is similar to but distinct from yogurt, in several flavors sold under the name "Lifeway's Kefir;" a plain farmer's cheese sold under the name "Lifeway's Farmer's Cheese;" a fruit sugar-flavored product similar in consistency to cream cheese sold under the name of "Sweet Kiss;" and a dairy beverage, similar to Kefir, with increased protein and calcium, sold under the name "Basics Plus." The Company also produces several soy-based products under the name "Soy Treat" and a vegetable-based seasoning under the name "Golden Zesta." The Company currently distributes its products throughout the Chicago metropolitan area through local food stores. In addition, the products are sold throughout the United States and Ontario, Canada. The Company also distributes some of its products internationally by exporting to Eastern Europe. During the year 2002 and for the nine months ended September 30, 2003 and 2002, export sales of the Company were approximately $123,700, $164,282, and $40,294, respectively.

On September 30, 1992, the Company formed a wholly owned subsidiary corporation, LFI Enterprises, Inc., (LFIE) incorporated in the state of Illinois. LFIE was formed for the purpose of operating a "Russian" theme restaurant and supper club on property acquired by the Company on October 9, 1992. The restaurant/supper club commenced operations in late November 1992. As of July 2001, the restaurant/supper club terminated all operations. In January 2003, the company closed on the sale of the building and land, located in Niles, Illinois that previously housed LFIE's restaurant operations for $1,800,000 recognizing a gain of $1,246,287.

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

Use of estimates
----------------
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The accounts requiring the use of significant estimates are accounts receivable, inventories and deferred income taxes.

Cash and cash equivalents
-------------------------
All highly liquid investments purchased with an original maturity of three months or less are considered to be cash equivalents.

The Company maintains cash deposits at several institutions located in the greater Chicago, Illinois metropolitan area. The Federal Deposit Insurance Corporation or the Securities Investor Protector Corporation insures deposits at each institution up to $100,000.

Bank balances of amounts reported by financial institutions are categorized as follows at September 30, 2003.

                Amounts insured                             $   400,000
                Uninsured and uncollateralized amounts        4,029,060
                                                            -----------
                Total bank balances                         $ 4,429,060

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

Property and equipment are being depreciated over the following useful lives:

                        Category                               Years
                -----------------------------------          ---------
                Buildings and improvements                   31 and 39
                Machinery and equipment                        5 - 12
                Office equipment                               5 - 7
                Vehicles                                         5

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

Advertising costs
-----------------
The Company expenses advertising costs as incurred. During the year ended 2002 and for the nine months ended September 30, 2003 and 2002, approximately $422,800, $488,656, and $297,185, respectively, were expensed.

Earning per common share
------------------------
Earnings per common share were computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the year. During the year ended 2002 and for the nine months ended September 30, 2003 and 2002, diluted and basic earnings per share were the same, as there were no common stock equivalents outstanding.


NOTE 3 - MARKETABLE SECURITIES

The cost and fair value of marketable securities available for sale are as follows:

                                         UNREALIZED    UNREALIZED       FAIR
SEPTEMBER 30, 2003             COST         GAINS        LOSSES         VALUE
------------------         -----------   -----------   -----------   -----------
Equities/mutual funds      $ 4,253,095   $   192,142   $(1,199,398)  $ 3,245,839
Preferred securities           150,505           700           (25)      151,180
Corporate bonds                475,005           444            --       475,449
Municipal bonds, maturing
  within five years          2,406,478           401        (6,859)    2,400,020
                           -----------   -----------   -----------   -----------
Total                      $ 7,285,083   $   193,687   $(1,206,282)  $ 6,272,488
                           ===========   ===========   ===========   ===========

                                         UNREALIZED    UNREALIZED       FAIR
SEPTEMBER 30, 2002             COST         GAINS        LOSSES         VALUE
------------------         -----------   -----------   -----------   -----------
Equities - common          $ 3,196,120   $     7,941   $(2,292,884)  $   911,177
Equities - preferred           125,000            --       (17,050)      107,950
Municipal bonds, maturing
  within five years          3,863,322        20,027            --     3,883,349
                           -----------   -----------   -----------   -----------
Total                      $ 7,184,442   $    27,968   $(2,309,934)  $ 4,902,476
                           ===========   ===========   ===========   ===========


                                         UNREALIZED    UNREALIZED       FAIR
DECEMBER 31, 2002              COST         GAINS        LOSSES         VALUE
-----------------          -----------   -----------   -----------   -----------
Equities                   $ 3,055,406   $       361   $(1,892,469)  $ 1,163,298
Preferred securities           125,000            --       (15,210)      109,790
Municipal bonds, maturing
  within five years          2,887,226        11,280            --     2,898,506
                           -----------   -----------   -----------   -----------
Total                      $ 6,067,632   $    11,641   $(1,907,679)  $ 4,171,594
                           ===========   ===========   ===========   ===========


At December 31, 2002, certain securities were written down to their estimated realizable values, because, in the opinion of management, the decline in market value of those securities was considered to be other than temporary.

Proceeds from the sale of marketable securities were $4,024,827, $5,371,416, and $5,339,349 during the year 2002 and for the nine months ended September 30, 2003 and 2002, respectively.

Gross gains (losses) of $17,554, $(293,348), and $36,391, were realized on these sales during the year 2002 and for the nine months ended September 30, 2003 and 2002, respectively.


NOTE 4 - INVENTORIES

Inventories consist of the following:

                                          (UNAUDITED)
                                    FOR THE NINE MONTHS ENDED       FOR THE
                                          SEPTEMBER 30,            YEAR ENDED
                                  ----------------------------    DECEMBER 31,
                                      2003            2002            2002
                                  ------------    ------------    ------------
     Finished goods               $    398,548    $    433,186    $    362,550
     Production supplies               283,212         222,228         213,841
     Raw materials                     193,712         139,388         144,112
                                  ------------    ------------    ------------
     Total inventories            $    875,472    $    794,802    $    720,503
                                  ============    ============    ============

NOTE 5 - PROPERTY, PLANT AND EQUIPMENT

Property, plant, and equipment consists of the following:

                                          (UNAUDITED)
                                    FOR THE NINE MONTHS ENDED       FOR THE
                                          SEPTEMBER 30,            YEAR ENDED
                                  ----------------------------    DECEMBER 31,
                                      2003            2002            2002
                                  ------------    ------------    ------------
     Land                         $    470,900    $    658,400    $    658,400
     Buildings and improvements      2,423,812       2,743,593       2,798,436
     Machinery and equipment         5,049,938       4,802,886       4,834,323
     Vehicles                          380,743         359,383         359,383
     Office equipment                   77,645         108,198         108,199
                                  ------------    ------------    ------------
                                     8,403,038       8,672,460       8,758,741
     Less accumulated depreciation   4,597,855       4,085,447       4,286,392
                                  ------------    ------------    ------------
                                  $  3,805,183    $  4,587,013    $  4,472,349
                                  ============    ============    ============

Depreciation expense during the year ended December 31, 2002 and for the nine months ended September, 30, 2003 and 2002 was $807,680, $514,523, $606,735,
respectively.

NOTE 6 - NOTES PAYABLE

Notes payable consist of the following:
                                          (UNAUDITED)
                                    FOR THE NINE MONTHS ENDED       FOR THE
                                          SEPTEMBER 30,            YEAR ENDED
                                  ----------------------------    DECEMBER 31,
                                      2003            2002            2002
                                  ------------    ------------    ------------
     Mortgage note payable to a
     bank, payable in monthly
     installments of $3,273
     including interest at 6.25%,
     with a balloon payment of
     $454,275 due September 25,
     2006. Collateralized by
     real estate.                 $    483,474              --    $    489,770

     Mortgage note payable to a
     bank.  Paid in full.                   --         483,868              --

     Notes payable to finance
     companies, payable in monthly
     installments of $1,851,
     including interest at 0%, due
     November 2004. Collateralized
     by vehicles.                       25,071          47,288          41,735
                                  ------------    ------------    ------------
     Total notes payable               508,545         531,156         531,505

     Less current maturities            30,521          63,432          31,128
                                  ------------    ------------    ------------
     Total long-term portion      $    478,024    $    467,724    $    500,377
                                  ============    ============    ============

Maturities of notes payables are as follows:

     As of September 30,
            2004                  $     30,521
            2005                        11,158
            2006                         8,170
            2007                       458,696
                                  ------------
            Total                 $    508,545
                                  ============

NOTE 7 - PROVISION FOR INCOME TAXES

The provision for income taxes consists of the following:

                                          (UNAUDITED)
                                    FOR THE NINE MONTHS ENDED       FOR THE
                                          SEPTEMBER 30,            YEAR ENDED
                                  ----------------------------    DECEMBER 31,
                                      2003            2002            2002
                                  ------------    ------------    ------------
     Current:
        Federal                   $  1,139,107    $    618,335    $    815,764
        State                          262,618         148,378         192,155
                                  ------------    ------------    ------------
     Total current                   1,401,725         776,713       1,007,919
     Deferred                           31,466             735         (64,581)
                                  ------------    ------------    ------------
     Provision for income taxes   $  1,433,191    $    767,448    $    943,338
                                  ============    ============    ============


A reconciliation of the provision for income taxes and the income tax computed at the statutory rate are as follows:

                                          (UNAUDITED)
                                    FOR THE NINE MONTHS ENDED       FOR THE
                                          SEPTEMBER 30,            YEAR ENDED
                                  ----------------------------    DECEMBER 31,
                                      2003            2002            2002
                                  ------------    ------------    ------------
     Federal income tax expense
       computed at the statutory
       rate                       $  1,300,292    $    671,367    $    840,487
     State taxes, expense              275,356         152,946         177,986
     Temporary book/tax
       differences Depreciation         54,068          39,152          15,893
     Other than temporary
       reductions on marketable
       securities                           --              --          97,175
     Other                              11,274         (38,001)        (15,538)
     Permanent book/tax differences   (207,799)        (58,016)       (172,665)
                                  ------------    ------------    ------------
     Provision for income taxes   $  1,433,191    $    767,448    $    943,338
                                  ============    ============    ============


Amounts for deferred tax assets and liabilities are as follows:

                                          (UNAUDITED)
                                    FOR THE NINE MONTHS ENDED       FOR THE
                                          SEPTEMBER 30,            YEAR ENDED
                                  ----------------------------    DECEMBER 31,
                                      2003            2002            2002
                                  ------------    ------------    ------------
     Non-current deferred tax
     liabilities arising from:
        Temporary differences -
        principally book/tax,
        accumulated depreciation  $   (398,788)   $   (421,344)   $   (452,856)
     Current deferred tax assets
     arising From:
        Book/tax, allowance for
          unrealized losses            415,014         953,038         781,167
        Book/tax, inventory             45,194          34,267              --
        Book/tax, other than
          temporary reductions in
          marketable securities                                         97,175
        Book/tax, other                                     --          33,920
     Less: valuation allowance        (220,000)       (290,000)       (220,000)
                                  ------------    ------------    ------------
     Total deferred tax assets         240,208         697,305         692,262
                                  ------------    ------------    ------------
     Net deferred tax asset
     (liability)                  $   (158,580)   $    275,961    $    239,406
                                  ============    ============    ============


The valuation allowance of $220,000, $290,000, and $220,000 as of September 30, 2003, September 30, 2002, and December 31, 2003, respectively, represents a provision for uncertainty as to the realization of deferred tax assets resulting from the increase in unrealized losses from marketable securities in the current period.

NOTE 8 - SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for interest and income taxes are as follows:

                                          (UNAUDITED)
                                    FOR THE NINE MONTHS ENDED       FOR THE
                                          SEPTEMBER 30,            YEAR ENDED
                                  ----------------------------    DECEMBER 31,
                                      2003            2002            2002
                                  ------------    ------------    ------------
     Interest                     $     23,164    $     58,645    $     74,675
     Income taxes                 $  1,152,000    $    601,758    $    787,522


NOTE 9 - STOCK OPTION PLANS

The Company has a registration statement filed with the Securities and Exchange Commission in connection with a Consulting Service Compensation Plan covering up to 300,000 of the Company's common stock shares. Pursuant to the Plan, the Company may issue common stock or options to purchase common stock to certain consultants, service providers, and employees of the Company. There were 234,300 shares available for issuance under the Plan at December 31, 2002 and at September 30, 2003 and 2002.

The option price, number of shares, grant date, and vesting terms are determined at the discretion of the Company's Board of Directors.

As of December 31, 2002, September 30, 2003 and 2002, there were no stock options outstanding or exercisable.


NOTE 10 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair value of the Company's financial instruments, none of which are held for trading purposes, are as follows at September 30, 2003:

                                                    CARRYING          FAIR
                                                     AMOUNT           VALUE
                                                  ------------    ------------
     Cash and cash equivalents                    $  4,246,835    $  4,246,835
     Marketable securities                        $  6,272,488    $  6,272,488
     Notes payable                                $    508,545    $    490,907

The carrying values of cash and cash equivalents and marketable securities approximate fair values. The fair value of the notes payable is based on the discounted value of contractual cash flows. The discount rate is estimated using rates currently offered for debt with similar maturities.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

COMPARISON OF QUARTER ENDED SEPTEMBER 30, 2003 TO QUARTER ENDED
SEPTEMBER 30, 2002

The following analysis should be read in conjunction with the unaudited financial statements of the Company and related notes included elsewhere in this quarterly report and the audited financial statements and Management's Discussion and Analysis contained in our Form 10-KSB, for the fiscal year ended December 31, 2002.

RESULTS OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 2003

Sales increased by $1,956,087 (approximately 22%) up to $10,921,510 during the nine month period ended September 30, 2003 from $8,965,423 during the same nine month period in 2002. This increase in sales was primarily attributable to increased sales of existing products as well as the expansion and increased sales of the LaFruta line of drinkable yogurts.

Cost of goods sold increased by $597,414 (approximately 12%) to $5,467,692 during the nine month period ended September 30, 2003 from $4,870,278 during the same nine month period in 2002. This increase was primarily due to increased consumption of raw materials to address increased production. However, cost of goods sold as a percentage of sales was approximately 50% for the nine months ended September 30, 2003, compared to approximately 54% for the same nine month period in 2002. This small decrease in cost of goods as a percentage of sales is primarily attributable to the increase in sales revenues. Also attributable to increased sales revenues is the increase in gross profit by $1,358,673 (approximately 33%) to $5,453,818 during the nine month period ended September 30, 2003 from $4,095,145 during the same nine month period in 2002.

Operating expenses increased by $521,279 (or approximately 24%) to $2,653,974 for the nine month period ending September 30, 2003, up from $2,132,695 during the same nine month period in 2002. This increase was primarily attributable to the increase in ordinary operating costs associated with increased production. However, operating expenses as a percentage of sales only increased by about 0.05% to approximately 24.3% for the nine months ended September 30, 2003 from approximately 23.8% for the same nine month period in 2002. Also, income from operations increased by $837,394 (approximately 43%) to $2,799,844 during the nine month period ended September 30, 2003 from $1,962,450 during the same nine month period in 2002. The relatively minor change in operating expenses as a percentage of sales and the increase in income from operations is primarily attributable to increased sales revenues.

Net income increased by $1,060,624 (approximately 80%) up to $2,391,197 for the nine month period ended September 30, 2003 from $1,330,573 during the same nine month period in 2002. Substantially all of this increase is due to the sale of real property in the first three months of 2003 for a gain of $1,246,287 offset by a loss on the sale of marketable securities, net of $293,348.

Earnings per share for the nine months ended September 30, 2003 were $0.57, compared to $0.31 for the same nine month period of 2002 reflecting the impact of increased sales revenues and the sale of real property mentioned above, which was a one-time event. The decrease in weighted average shares outstanding between the nine month period ended September 30, 2003 and the nine month period ended September 30, 2002 is attributable to accounting for each instance of shares acquired under the Company's 2002 share repurchase program which has had a minimal effect (approximately $0.01) on reported earnings per share for the comparable periods.

THREE MONTHS ENDED SEPTEMBER 30, 2003

Sales increased by $762,113 (approximately 25%) up to $3,837,100 during the three month period ended September 30, 2003 from $3,074,987 during the same three month period in 2002. This increase in sales was primarily attributable to increased sales of existing products as well as the expansion and increased sales of the LaFruta line of drinkable yogurts.

Cost of goods sold increased by $321,305 (approximately 20%) to $1,907,802 during the three month period ending September 30, 2003 from $1,586,497 during the same three month period in 2002. This increase was primarily due to increased consumption of raw materials to address increased production. Cost of goods sold as a percentage of sales was approximately 50% for the three months ended September 30, 2003, compared to approximately 52% for the same three month period in 2002. This decrease in cost of goods as a percentage of sales is primarily attributable to the increase in sales revenues. Also attributable to increased sales revenues is the increase in current gross profit or operating margin by $440,808 (approximately 30%) to $1,929,298 during the three month period ended September 30, 2003 from $1,488,490 during the same three month period in 2002.

Operating expenses increased by $121,208 (or approximately 16%) to $871,192 for the three month period ending September 30, 2003, up from $749,984 during the same three month period in 2002. This increase was primarily attributable to the increase in ordinary operating costs associated with increased production. However, operating expenses as a percentage of sales decreased by about 1.7% to approximately 22.7% for the three months ended September 30, 2003 from approximately 24.4% for the same three month period in 2002. Also, income from operations increased by $319,600 (approximately 43%) to $1,058,106 during the three months ended September 30, 2003 from $738,506 during the same three month period in 2002. The decrease in operating expenses as a percentage of sales and the increase in income from operations is primarily attributable to increased sales revenues.

Net income increased by $175,487 (approximately 33%) up to $706,846 for the three month period ended September 30, 2003 from $531,359 during the same three month period in 2002. This increase in net income is primarily attributable to increased sales revenues.

Earnings per share for the three months ended September 30, 2003 were $0.17, compared to $0.12 for the same three month period of 2002, reflecting the impact of increased sales revenues. The decrease in weighted average shares outstanding between the three month period ended September 30, 2003 and the three month period ended September 30, 2002 is attributable to accounting each instance for shares acquired under the Company's 2002 share repurchase program which has had a minimal effect (approximately one-half of $0.01) on reported earnings per share for the comparable periods.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2003, the Company had working capital in the amount of $12,028,272, cash and cash equivalents in the amount of $4,246,835, and marketable securities with a fair market value of $6,272,488. This increase over the comparable prior period is primarily attributable to the increase by $4,136,275 (or approximately 44%) in current assets to $13,571,60, up from $9,435,326 at the close of the nine month period ended September 30, 2002. This increase in total current assets is due to the increase of cash from increased sales revenues, as well as an increase in the fair market value of marketable securities and the cash proceeds from the one-time sale of real property in the first three month period of 2003. The Company expects all cash requirements to be met internally for the next 12-month period.

Net cash provided by operating activities decreased by $236,391 (or approximately 12%) for the nine months ended September 30, 2003. This decrease was primarily attributable to an increase in accounts payable and income taxes payable during the three months ended September 30, 2003.

Net cash used in investing activities decreased to $143,264 for the nine months ended September 30, 2003, down from $758,375 used in investing activities during the same nine month period in 2002. This decrease was attributable to the sale of real property and investment of substantially all of the proceeds of that sale in cash equivalents prior to the three month period ended June 30, 2003.

Net cash used in financing activities decreased to $22,960 for the nine months ended September 30, 2003, down from $710,848 used in financing activities during the same nine month period in 2002. This decrease was primarily attributable to the fact that the Company repaid in full some of its notes payable in the second half of 2002 and has not obtained any new financing during the nine months ended September 30, 2003.

The Company held marketable securities with a fair market value of $6,272,488 as of September 30, 2003. These marketable securities have a cost basis of $7,285,083, which represents $1,012,595 in unrealized losses (net of unrealized gains) as of September 30, 2003.

The Company is not aware of any circumstances or trends, which would have a negative impact upon future sales or earnings. There have been no material fluctuations in the standard seasonal variations of the Company's business. The accompanying unaudited financial statements include all adjustments which in the opinion of management are necessary to fairly state the results of the interim periods presented


ITEM 3. CONTROLS AND PROCEDURES

The Chief Executive Officer conducted an evaluation of the effectiveness of the Company's disclosure controls and procedures pursuant to Rule 13a-14 under the Securities Exchange Act of 1934 as of September 30, 2003. While the Company operates on strictly monitored cost constraints, based on that evaluation, the Chief Executive Officer concluded that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this quarterly report has been made known to her. As of the date of this quarterly report, there have been no known significant changes in internal controls or in other factors that could significantly affect these controls subject to the date of such evaluation.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. CHANGES IN SECURITIES

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

On November 14, 2003, the Company announced its financial results for the fiscal quarter ended September 30, 2003 and certain other information. A copy of the Company's press release announcing these financial results and certain other information is attached as Exhibit 99.1 hereto. The information contained in
Exhibit 99.1 hereto is being furnished, and should not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities imposed by that Section. The information contained in Exhibit 99.1 shall not be incorporated by reference into any registration statement or other document or filing under the Securities Act of 1933, as amended, except as may be expressly set forth in a specific filing. The press release filed as an exhibit to this report includes "safe harbor" language pursuant to the Private Securities Litigation Reform Act of 1995, as amended, indicating that certain statements about the Company's business and other matters contained in the press release are "forward-looking." The press release also cautions investors that "forward-looking" statements may be different from actual operating results. Finally, the press release states that a more thorough discussion of risks and uncertainties which may affect the Company's operating results is included in the Company's reports on file with the Securities and Exchange Commission.

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

10.12 Letter Agreement dated December 24, 1999 amending the Stockholders' Agreement with Danone Foods, Inc. dated October 1, 1999 (incorporated by reference to Exhibit 10.12 of the Registrant's Current Report on Form 8-K dated December 24, 1999 and filed January 11, 2000).

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

11 Statement re: computation of per share earnings (incorporated by reference to Note 2 of the Consolidated Financial Statements).

31.1       Rule 13a-14(a)/15d-14(a) Certification.

32.1       Section 1350 Certification.

99.1 Press release dated November 14, 2003 regarding earnings for the quarter ended September 30, 2003.



(b)  Reports on Form 8-K.

     None.

                                    SIGNATURE

In accordance with the requirements of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  November 14, 2003
                                    LIFEWAY FOODS, INC.

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