Form 10KSB
period 2003-12-31
LIFEWAY FOODS INC
filed 2004-03-30
CIK 814586

================================================================================

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the fiscal year ended December 31, 2003

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from: ______________ to ______________

                         Commission file number: 0-17363

                               LIFEWAY FOODS, INC.
         ---------------------------------------------------------------
                 (Name of small business issuer in its charter)

           Illinois                                        36-3442829
-------------------------------                ---------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)

                 6431 West Oakton, Morton Grove, Illinois 60053
--------------------------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

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

The issuer's revenues for its most recent fiscal year were:  $14,877,788

The aggregate market value of the voting and non-voting common equity held by non-affiliates (approximately 2,202,136 shares) computed by reference to the price at which the stock was sold as of March 12, 2004 ($17.60 per share as quoted on the National Market System of the Nasdaq Stock Market) was:
$38,757,593.60

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

The number of shares outstanding of each of the issuer's classes of common equity, as of March 12, 2004 were: 8,436,888 shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Notice of Annual Meeting and Proxy Statement for the Registrant's 2004 Annual Meeting of Shareholders, scheduled to be held June 12, 2004, are incorporated by reference in Part III.

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

            In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, readers of this document and any document incorporated by reference herein, are advised that this document and documents incorporated by reference into this document contain both statements of historical facts and forward looking statements. Forward looking statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those indicated by the forward looking statements. Examples of forward looking statements include, but are not limited to (i) projections of revenues, income or loss, earnings or losses per share, capital expenditures, dividends, capital structure and other financial items, (ii) statements of Lifeway plans and objectives, including the introduction of new products, or estimates or predictions of actions by customers, suppliers, competitors or regulatory authorities, (iii) statements of future economic performance, and (iv) statements of assumptions underlying other statements and statements about Lifeway or its business.

            This document and any documents incorporated by reference herein also identify important factors which could cause actual results to differ materially from those indicated by forward looking statements. These risks and uncertainties include price competition, the decisions of customers or consumers, the actions of competitors, changes in the pricing of commodities, the effects of government regulation, possible delays in the introduction of new products, customer acceptance of products and services, and other factors which are described herein and/or in documents incorporated by reference herein.

            The cautionary statements made pursuant to the Private Litigation Securities Reform Act of 1995 above and elsewhere by Lifeway Foods, Inc. ("Lifeway" or the "Company") should not be construed as exhaustive or as any admission regarding the adequacy of disclosures made by Lifeway prior to the effective date of such Act. Forward looking statements are beyond the ability of Lifeway to control and in many cases we cannot predict what factors would cause results to differ materially from those indicated by the forward looking statements.

ITEM 1.     DESCRIPTION OF BUSINESS.

BUSINESS DEVELOPMENT

            Lifeway Foods, Inc. commenced operations in February 1986, and was incorporated under the laws of the State of Illinois on May 19, 1986. The Company's principal business activity is the manufacturing of probiotic, cultured, functional dairy and non-dairy health food products. Lifeway's primary products are kefir, a drinkable dairy beverage similar to but distinct from yogurt, in several flavors sold under the name "Lifeway Kefir"; a line of various drinkable yogurts sold under the "La Fruta" and "Tuscan" brands; and "BasicsPlus," a dairy based immune-supporting dietary supplement beverage. The Company also produces several soy-based kefir beverages under the "SoyTreat" trademark. In addition to the drinkable products, Lifeway manufactures "Lifeway Farmer Cheese,"a line of various farmer cheeses; and "Sweet Kiss," a fruit sugar-flavored spreadable cheese similar in consistency to cream cheese. The Company also manufactures and markets a vegetable-based seasoning under the "Golden Zesta" brand. In the Chicago metropolitan area, Lifeway distributes its products on its own trucks and via one distributor. Lifeway distributes its products primarily throughout the United States and to a limited but growing extent in Eastern Canada.

SUBSIDIARY CORPORATION

            On September 30, 1992, Lifeway formed a wholly-owned subsidiary, LFI Enterprises, Inc. ("LFIE"), incorporated in the State of Illinois. Until August 1, 2001, LFIE operated a "Russian" theme restaurant and supper club facility, known as "Moscow Nights," catering to the Chicago area's East European ethnic communities. On August 1, 2001, Lifeway closed the "Moscow Nights" facility after condemnation proceedings were initiated by the Village of Niles, Illinois with respect to the real estate upon which LFIE operated "Moscow Nights." This property was sold in January 2004 for a capital gain of $1.2 million.

            On March 19, 2004, LFIE formed Lifeway Foods Canada, LLC, an Illinois limited liability company ("LFC"), to serve as a holding company for prospective operations within Canada. LFIE is the manager and sole member of LFC.

BUSINESS OF ISSUER

            PRODUCTS

            Lifeway's primary product is kefir, which, like the better-known product of yogurt, is a fermented dairy product. Kefir has a slightly effervescent quality, with a taste similar to yogurt and a consistency similar to buttermilk. It is a product distinct from yogurt because it incorporates the unique microorganisms of kefir as the cultures to ferment the milk. Lifeway's basic kefir is a drinkable product intended for use as a breakfast meal or a snack, or as a base for lower-calorie dressings, dips, soups or sauces. Kefir is also used as the base of Lifeway's plain farmer's cheese, a cheese made without salt, sugar or animal rennet. In addition, kefir is the primary ingredient of Lifeway's "Sweet Kiss" product, a fruit sugar-flavored, cream cheese-like spread which is intended to be used as a dessert spread or frosting.

            Kefir contains a unique mixture of several live microorganisms and nutrients such as proteins, minerals and vitamins. Kefir is highly digestible and, due to its acidity and enzymes, stimulates digestion of other foods. Kefir is considered to be the most favorable milk product for people suffering from genetically-based lactose intolerance. A study published in the May 2003 issue of the Journal of the American Dietetic Association, suggests that kefir improves lactose digestion and tolerance in adults with lactose maldigestion. Studies also indicate that kefir may stimulate protein digestion and appetite, decrease the cholesterol content in blood, improve salivation and excretion of stomach and pancreatic enzymes and peristalsis. As compared to yogurt, many Naturopathic practitioners consider kefir to be the best remedy for digestive troubles because it has a very low curd tension (the curd breaks up very easily into small particles). The curd of yogurt, on the other hand, holds together or breaks into lumps. The small size of the kefir curd facilitates digestion by presenting a large surface area for the digestive agents to work on.

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

            LIFEWAY KEFIR. "Lifeway Kefir" is a drinkable kefir product manufactured in eleven varieties--plain (regular and low-fat), raspberry, blueberry, strawberry, cherry, peach, banana-strawberry, cappuccino, chocolate and vanilla -- and sold in 32 ounce containers featuring color-coded caps and labels describing nutritional information. In March 1996, Lifeway began marketing its fat-free, low cholesterol kefir in six flavors--plain, raspberry, strawberry, strawberry-banana, peach and blueberry. The kefir product is currently marketed under the name "Lifeway's Kefir," and is typically sold by retailers from their dairy sections.

            LIFEWAY ORGANIC SOYTREAT. "SoyTreat" is a soy alternative to dairy kefir and is made from organic soy milk, which is derived from non-genetically modified soybeans. SoyTreat can be consumed by those who desire the benefits of kefir, but are lactose intolerant or interested in a soy-based alternative to milk. SoyTreat also provides 6.25g of soy protein per serving, and features the United States Food and Drug Administration-approved health claim, "25g of soy protein a day as part of a diet low in saturated fat can help lower cholesterol and reduce the risk of heart disease." At present SoyTreat is manufactured in seven flavors: Strawberry, Apple, Peach, Coconut, Coffee Latte, English Toffee and Dulce de Leche.

            LIFEWAY ORGANIC KEFIR. "Lifeway Organic Kefir" meets the organic standards and specifications of the United States Department of Agriculture for organic products and is manufactured in four flavors: Plain, Raspberry, Strawberry and Peach. Organic kefir is sweetened with organic cane juice.

            LA FRUTA DRINKABLE YOGURT. "La Fruta" is a yogurt like drink similar to a milkshake or smoothie that is specifically formulated to accommodate the Hispanic market, the fastest growing demographic in the U.S. La Fruta is manufactured in six flavors: strawberry, mango, pina colada, banana-strawberry, horchata and tres leches.

            LA FRUTA CHEESE. "La Fruta Cheese" is a cheese product similar to cream cheese that is specifically formulated to accommodate the Hispanic market, the fastest growing demographic in the U.S. La Fruta Cheese is manufactured in a tres leche flavor.

            TUSCAN BRAND DRINKABLE YOGURT. "Tuscan Brand Drinkable Yogurt" is a cultured dairy beverage mainly marketed on the East Coast and manufactured in a variety of flavors which vary depending upon distributor demand.

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

            KRESTYANSKI TWOROG. "Krestyanski Tworog" is a European-style kefir-based soft style cheese which can also be used in a variety of recipes, eaten with a spoon, used as a cheese spread, or substituted in recipes for cream cheese, ricotta cheese or cottage cheese and is marketed to consumers of various Eastern European ethnicities.

            BASICS PLUS. "Basics Plus" is a patented kefir-based beverage product designed to improve gastrointestinal functions and thus enhances the immune system. This product contains certain "passive immunity products" purchased from GalaGen, Inc. prior to its 2002 bankruptcy as described elsewhere in this report. Lifeway is currently engaged in discussion with several potential new suppliers of passive immunity products and is not currently manufacturing this beverage.

            KEFIR STARTER. "Kefir Starter" is a powdered form of kefir that is sold in envelope packets and allows a consumer to make his or her own drinkable kefir at home by adding milk. Lifeway continues to develop sales of the product internationally and via the internet.

            GOLDEN ZESTA. "Golden Zesta" is a vegetable-based seasoning, which, because of its low sodium content, may also be used as a salt substitute and is marketed to delicatessens, gourmet shops and ethnic grocers.

            Lifeway intends to continue to develop new products, such as salad dressing and a frozen dessert product based on kefir and Farmer's Cheese. There is no assurance that such products or any other new products can be developed successfully or marketed profitably.

            DISTRIBUTION

            With its ten company-owned trucks, Lifeway distributes its products directly and extensively in the State of Illinois, primarily in the Chicago metropolitan area, including major retail chains such as Jewel Food Stores, Dominick's Finer Foods, Treasure Island Food Marts, Whole Foods and independent retailers.

            In addition to the State of Illinois, Lifeway's products are distributed to stores throughout the United States. Lifeway has verbal distribution arrangements with various distributors throughout the United States. These verbal distribution arrangements, in the opinion of Lifeway, allow management the necessary latitude to expand into new areas and markets and establish new relationships with distributors on an ongoing basis. Lifeway has not offered any exclusive territories to any distributors.

            Distributors are provided Lifeway products at wholesale prices for distribution to their retail accounts. Lifeway believes that the price at which its products are sold to its distributors is competitive with the prices generally paid by distributors for similar products in the markets served. In all areas served, distributors currently deliver the products directly to the refrigerated cases of dairy sections of their retail customers. Each distributor carries a line of Lifeway's products on its trucks, and checks the retail stores for space allocated to Lifeway's products, determines inventory requirements and places Lifeway products directly into the retailers' dairy cases. Lifeway believes this method of distribution best serves the needs of each retail store, and is the best available means to ensure consistency and quality of product handling, quality control, flavor selection and retail display. Under the distribution arrangements, each distributor must meet certain prescribed product handling, service and administrative requirements including, among others, frequency of delivery, replacement of damaged, old or substandard packages, and delivery of products directly to the refrigerated case.

            Additionally, Lifeway distributes its products internationally by exporting to distributors operating in the Canadian provinces of Ontario and Quebec. Lifeway's products are subject to strict import quotas imposed by the Trade Control Policy Division of the Department of Foreign Affairs and International Trade of Canada. In an attempt to address this situation, management is exploring various alternatives to permit expansion of Lifeway's product line in Canada.

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

            COMPETITION

            Although Lifeway faces a small amount of direct competition in the United States and Canadian markets for kefir products, Lifeway's kefir-based products compete with all other yogurt and other dairy products. Many producers of yogurt and other dairy products are well-established and have significantly greater financial resources than Lifeway to promote their products.

            In connection with the certain Support Agreement between Lifeway and Danone Foods, Inc., as well as certain other transactions between the two companies described elsewhere in this report, the parties agreed that they would not compete with each other during the term of the Support Agreement and for three years after termination of the agreement with respect to certain yogurt, cheese and kefir products. Specifically, Lifeway agreed not to produce or sell in the United States or Western Europe any type of yogurt, fromage frais, Italian style cheese, chilled desserts or any soy-based products, other than those that are kefir-based or those that were already being produced and sold by Lifeway as of December 24, 1999; and Danone agreed not to produce or sell any type of kefir-based products in the United States.

            SUPPLIERS

            Lifeway purchases its raw materials, such as milk, sugar and fruit from unaffiliated suppliers, and is not limited or contractually bound to any one. Lifeway has ready access to multiple suppliers for all of its raw materials and packaging requirements. Prior to making any purchase, Lifeway determines which supplier can offer the lowest price for the highest quality of product. The raw and packaging materials purchased by Lifeway are considered commodity items and are widely available on the open market with the exception of the licensed ingredient in BasicsPlus. Lifeway owns and operates the means of production of all of its products.

            MAJOR CUSTOMERS

            Lifeway distributes its products to numerous accounts throughout the U.S. Concentrations of credit with regard to trade accounts receivable and sales are limited due to the fact that Lifeway's customers are spread across different geographic areas. The customers are concentrated in the retail food industry. In 2003, Lifeway's largest customer represented approximately 9% of sales and reflects sales in various regions of the United States outside the Chicago, Illinois metropolitan area.

            TRANSACTIONS WITH GROUPE DANONE SA

            On October 1, 1999, Lifeway sold 497,767 shares of restricted common stock to Danone Foods, Inc. ("Danone"), the manufacturer and distributor of Dannon yogurt and other products in the United States and a subsidiary of Groupe Danone SA of Paris, France, at $10.00 per share. Danone also concurrently purchased 150,000 outstanding shares of common stock from Lifeway's controlling shareholder, founder, and then President and CEO, Michael Smolyansky; his wife and current Chairperson of the Board, Ludmila Smolyansky; his daughter and current President and CEO, Julie Smolyansky; and his son and current Controller, Edward Smolyansky on similar terms. Subsequent to the initial transactions, Danone purchased an additional 215,922 shares of common stock from certain private individuals pursuant to the transactions described in the table below:

Name of individual seller(s) of Lifeway shares              Date of purchase between            Amount of         Purchase price
to Danone                                                   individual seller(s) and            Shares sold       per share
                                                            Danone
=======================================================     ========================            ===========       ==============
Futro & Associates, P.C.                                    October 21, 1999                    30,000            $10.00

Dr. Gulshan Arora                                           October 22, 1999                    21,000            $10.00

Ronald F. Riba and Marcelete C. Riba                        October 29, 1999                    21,500            $10.00

Clark Street Associates, the Roger D. Shaw Trust            October 30, 1999                    25,000            $10.00
U/A/D 7/28/33 F/B/O
Margaret W. Shaw, the Margaret W. Shaw Trust
U/A/D 10/06/83 and the William W.
Shaw Trust U/A/D 12/28/63

Carl Everhart, Robert Everhart and Nicole                   November 4, 1999                     9,050            $10.00
Everhart

Pol & Galina Sikar and Montrose Glass &                     November 5, 1999                    10,000            $10.00
Mirror Corporation

Kirgam International, Inc.                                  November 9, 1999                    13,610            $10.00

Patrick W. Shaw, the Roger D. Shaw Trust                    November 10, 1999                    5,000            $10.00
U/A/D 7/28/33 F/B/O Margaret W. Shaw and
the William W. Shaw Trust U/A/D 12/28/63

Val Nikolenko                                               November 23, 1999                    3,900            $10.00

Michael and Helen Smekhov                                   November 23, 1999                    8,200            $10.00

Miron and Lydia Averbukh                                    December 1, 1999                    25,300            $10.00

Roger D. Shaw Trust U/A/D 7/28/33 F/B/O                     December 14, 1999                    5,000            $10.00
Margaret W. Shaw and the William W. Shaw
Trust U/A/D 12/28/63

Michael Smolyansky                                          December 24, 1999                   38,362            $10.00

            As a result of these transactions, Danone became the beneficial owner of 20% of the outstanding common stock of Lifeway. Pursuant to the terms and conditions of the transaction, Lifeway granted certain limited rights to Danone, which include a right to nominate one director, anti-dilutive rights relating to future offerings, and limited registration rights. Since November 1999, Thomas Kunz, president and CEO of Danone, has served on Lifeway's Board of Directors as Danone's nominee. In addition, as described above, Lifeway and Danone are parties to a Stockholders' Agreement dated October 1, 1999, pursuant to which the two parties agreed that they would not compete with each other for a period of five years with respect to certain yogurt, cheese and kefir products. The Stockholders' Agreement also provides that Danone may not own more than 20% of the outstanding common stock of Lifeway as a result of direct or indirect acquisition of shares. Danone's interest as of the date hereof is approximately 20.4% due to reductions in Lifeway's shares outstanding, primarily due to share repurchases. If the Stockholders' Agreement is not renewed on or before September 30, 2004, and Mr. Kunz resigns from the Board, Danone would be able to sell its shares of Lifeway common stock either in private transactions or publicly without volume limitations, though it would be subject to the "insider" reporting requirements of Section 16 of the Securities Exchange Act of 1934 9the "Exchange Act" while it owned at least 10% of Lifeway common stock and to the disclosure requirements of Section 13(d) of the Exchange Act while it owned at least 5% or more of Lifeway common stock.

            Additionally, on December 24, 1999, Lifeway entered into a Support Agreement with Danone, the primary purpose of which is to allow Lifeway access to Danone's brokers and distributors in the United States. The Support Agreement provides for an initial term of three years and is renewable annually thereafter. On February 11, 2003, the term of the Support Agreement was extended through December 31, 2003. Lifeway and Danone did not renew the term of the Support Agreement after December 31, 2003 due to the expectation of the parties that this and other agreements between them (described elsewhere in this report) would be discussed and possibly renegotiated pending their expiration on September 30, 2004.

                PATENTS, TRADEMARKS, LICENSES, ROYALTY AGREEMENTS

All trademark registrations have been granted by the United States Patent and Trademark Office ("USPTO"), unless otherwise noted below. Each trademark registration may be renewed upon expiration. Lifeway intends to make all timely filings as required for all trademarks listed.

                                                                 Date of         Expiration of
  Mark                       Use                               Registration       Registration                Comments
====================================================================================================================================
Lifeway's              Cheese and kefir                     December 12, 1989   December 12, 2009   Registration is renewable at the
                                                                                                    time of expiration.

Lifeway's              Cheese and kefir                     January 10, 1992    January 10, 2007    This registration was granted by
(Canada)                                                                                            the Canadian Intellectual
                                                                                                    Property Office based upon the
                                                                                                    use of the mark in Canada since
                                                                                                    September 9, 1988.

Golden Zesta           Dehydrated vegetable soup mix;       August 19, 1997     August 19, 2007     Registration is renewable at the
                       and spices, seasonings, food                                                 time of expiration.
                       additives for non-nutritional
                       purposes for use as a flavoring

Sweet Kiss             Cheese, cottage cheese and other     February 10, 1998   February 10, 2008   Registration is renewable at the
                       milk products, excluding ice cream,                                          time of expiration.
                       ice milk and frozen yogurt

Kwashenka              Kefir, yogurt, cheeses, cottage      February 10, 1998   February 10, 2008   Registration is renewable at the
                       cheeses and other milk products,                                             time of expiration provided
                       excluding ice cream, ice milk and                                            mandatory documents are filed
                       frozen yogurt                                                                with the USPTO by February 10,
                                                                                                    2004. Lifeway filed the
                                                                                                    mandatory documents prior to
                                                                                                    their due date, and acceptance
                                                                                                    of such mandatory documents is
                                                                                                    pending before the USPTO.

Bambino                Cheeses, cottage cheeses and         October 7, 2003     October 7, 2013     Registration is renewable at the
                       other milk products                                                          time of expiration provided
                                                                                                    mandatory documents are filed
                                                                                                    with the USPTO by October 7,
                                                                                                    2009.

KPECTBRHCKNN           Cheeses, cottage cheeses and         September 8, 1998   September 8, 2008   Registration is renewable at the
(A stylized            other milk products, excluding                                               time of expiration provided
presentation of        ice cream, ice milk and frozen                                               mandatory documents are filed
"Krestyanskiy" in      yogurt                                                                       with the USPTO by September 8,
Cyrillic characters)                                                                                2004.

                                                                 Date of         Expiration of
  Mark                       Use                               Registration       Registration                Comments
====================================================================================================================================
BasicsPlus             Dairy-based food beverages           September 7, 1999   September 7, 2009   In May 1998, GalaGen, Inc.,
                       for use a dietary supplement                                                 assigned the entire interest,
                                                                                                    including the goodwill, of this
                                                                                                    mark to Lifeway. Registration is
                                                                                                    renewable at the time of
                                                                                                    expiration provided mandatory
                                                                                                    documents are filed with the
                                                                                                    USPTO by September 7, 2005.

BA3APHBIII             Pressed unripened cheese             July 25, 2000       June 25, 2010       Registration is renewable at the
(A stylized                                                                                         time of expiration provided
presentation of                                                                                     mandatory documents are filed
"Bazarniy" in                                                                                       with the USPTO by July 25, 2006.
Cyrillic characters)

SoyTreat               Soy-based food beverage              December 12, 2000   December 12, 2010   Registration is renewable at the
                       intended for use as a                                                        time of expiration provided
                       cultured milk substitute                                                     mandatory documents are filed
                                                                                                    with the USPTO by December 12,
                                                                                                    2006.

Garden Harmony         Unripened cheese-based               March 20, 2001      March 20, 2011      Registration is renewable at the
                       spreads                                                                      time of expiration provided
                                                                                                    mandatory documents are filed
                                                                                                    with the USPTO by March 20,
                                                                                                    2007.

Korovka                Dairy-based spread                   November 6, 2001    November 6, 2011    Registration is renewable at the
                                                                                                    time of expiration provided
                                                                                                    mandatory documents are filed
                                                                                                    with the USPTO by November 6,
                                                                                                    2007.

La Fruta               Cultured milk products,              Not applicable      Not applicable      This application was filed on
                       excluding ice cream, ice                                                     January 17, 2003 and  is still
                       milk and frozen yogurt                                                       pending before the USPTO.

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

            In October 1998 Lifeway entered into a sublicense agreement with GalaGen, Inc. and Metagenics, Inc. with an effective date of May 1, 1998 ("Lifeway sublicense"), wherein GalaGen sublicensed patent rights of Metagenics for kefir-based products containing natural immune components exclusively to Lifeway. Under the rights granted to it by the Lifeway sublicense, Lifeway manufactures and sells products using the Basics Plus trademark. GalaGen had acquired the primary license for such patent rights in an agreement executed with Metagenics in April 1998. The terms of the Lifeway sublicense provide that Metagenics will permit Lifeway to continue to have the exclusive patent rights to produce or sell kefir-based products containing natural immune components in the event the original license between GalaGen and Metagenics is terminated, and such termination was not caused by Lifeway. On February 25, 2002, GalaGen filed a petition for bankruptcy in the Unites States Bankruptcy Court, District of Minnesota, which terminated both its primary license with Metagenics and its participation in the Lifeway sublicense. The license and sublicense were excluded from the sale of assets of GalaGen pursuant to an order of the Bankruptcy Court. Lifeway has not received any indication that Metagenics will not permit Lifeway to continue to have the exclusive patent rights to produce or sell kefir-based products containing natural immune components. Thus, Lifeway believes that it continues to have the exclusive patent rights licensed directly from Metagenics. Either party may terminate the license agreement for cause. The term of the license agreement expires when the last valid claim of the patent rights expires, which currently is July 2, 2013, however, this term can be extended in accordance with the terms of the license agreement.

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

            In addition, Lifeway product that are exported to Canada are subject to strict quotas imposed by the Trade Control Policy Division of the Department of Foreign Affairs and International Trade of Canada. Lifeway believes that it currently is in compliance with all applicable Canadian regulations.

            RESEARCH AND DEVELOPMENT

            Lifeway continues its program of new product development, centered around the nutritional and "low calorie" features of its proprietary kefir formulas.

            Lifeway conducts primarily all of its research internally, but at times will employ the services of an outside testing facility. During 2003, the amount Lifeway expended for research and new product development was not material to the financial position of Lifeway.

            EMPLOYEES

            Lifeway currently employs approximately 55 employees, all of whom are full-time employees. Substantially all of those employees are engaged in the manufacturing process of Lifeway's kefir and kefir-based products. None of Lifeway's employees are covered by collective bargaining agreements.

ITEM 2.     DESCRIPTION OF PROPERTY.

            On May 16, 1988, Lifeway purchased an approximately 26,000 square foot parcel of real property, including an approximately 8,500 square foot one-story brick building in good condition, located at 7625 N. Austin Avenue, Skokie, Illinois. Lifeway uses this facility for manufacturing and storage and has no plans to improve or renovate this property. The acquisition loan to Lifeway from 1st National Bank of Morton Grove, collateralized by the real estate, was refinanced in 1998 by Lifeway and paid off in full on February 21, 2002. Lifeway is the only occupant of this property and presently holds fee simple title free and clear of all encumbrances thereto. The value of this property may be subject to real estate market forces that typically affect industrial real estate in the area immediately surrounding the property. The Company's book value for this property is approximately $529,172.

            On October 9, 1992, Lifeway purchased an approximately 75,000 square foot commercially zoned parcel of real property, including an approximately 7,750 square foot one-story building, located at 7800 N. Caldwell, Niles, Illinois. Until its closing on August 1, 2001, this property was the site of the "Moscow Nights" facility operated by LFIE. The acquisition loan to Lifeway from American National Bank and Trust Company of Chicago, collateralized by the real estate, was refinanced by Lifeway in 1998 and paid off in full on September 30, 2002. Lifeway held fee simple title to this property free and clear of all encumbrances until this property was transferred to the Niles Park District in January 2003 in exchange for $1.8 million paid in settlement of a condemnation lawsuit previously reported.

            On October 16, 1996, Lifeway purchased a 110,000 square foot commercially-zoned parcel of real property, including a 46,000 square foot one-story brick building in good condition, located at 6431 Oakton Avenue, Morton Grove, Illinois. This property is used as Lifeway's corporate headquarters and main manufacturing facility. This property has been improved every year since the time of purchase by the addition of custom-built refrigerated storage space and the addition of various machinery and equipment used to manufacture, package and store Lifeway's products. Lifeway is the only occupant of this property and presently holds fee simple title subject to a mortgage which secures the property as collateral for the acquisition loan to Lifeway from MB Financial Bank of Morton Grove. The acquisition loan was refinanced in September 2002 at a rate of 6.25% and is payable in monthly principal and interest installments of $3,273.15, with a balloon payment of $454,275 due in September 2006. At December 31, 2003, the loan had a balance of $481,281. The value of this property may be subject to real estate market forces that typically affect industrial real estate in the area immediately surrounding the property. The Company's book value for this property is approximately $1,905,939.

            For financial statement and tax purposes, Lifeway depreciates its buildings and improvements on a straight line basis over 31 and 39 years.

            Management believes that Lifeway has adequate insurance coverage for all its properties.

ITEM 3.     LEGAL PROCEEDINGS.

            On August 21, 2001, Fresh Made, Inc. filed a lawsuit against Lifeway in the United States District Court for the Eastern District of Pennsylvania. The lawsuit also named Michael Smolyansky and Danone as defendants. The lawsuit primarily alleges claims of abuse of process, restraint of trade, unfair competition, interference with business relationships and antitrust claims, and requests an injunction against the defendants and unspecified monetary damages alleged to be in excess of $1 million. Danone was subsequently dismissed as a defendant. Management believes that the lawsuit was filed in retaliation of Lifeway's attempts to enforce a settlement agreement between Lifeway and Fresh Made in connection with a prior trademark infringement lawsuit filed by Lifeway against Fresh Made. Lifeway believes that the Pennsylvania lawsuit is frivolous and without merit, and vigorously defended the lawsuit and pursued counterclaims against Fresh Made. Lifeway's motion to dismiss the complaint resulted in 19 of 20 counts being dismissed by the court pursuant to an order entered on August 8, 2002. Lifeway settled this lawsuit in 2003 pursuant to a confidential settlement agreement.

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

            On April 14, 2003, Vera Smolanski filed a complaint seeking unspecified damages in the Circuit Court of Cook County, Illinois naming Lifeway as a defendant. The complaint alleges breaches of the Uniform Commercial Code, the Magnunson-Moss Warranty Act and the Illinois Consumer Fraud Act with respect to the labeling of certain Lifeway products. Vera Smolanski is the wife of Yuri Smolansky, who is the brother of the late Michael Smolyansky (the founder of Lifeway), the uncle of Julie Smolyansky (the Company's Chief Executive Officer), the uncle of Edward Smolyansky (the Company's Controller) and the brother-in-law of Ludmila Smolyansky (Lifeway's Chairperson of the Board). The Company believes that the lawsuit is without merit and is vigorously defending against these claims.

            In addition to the foregoing, Lifeway is from time to time engaged in other litigation matters arising in the ordinary course of business none of which presently is expected to have a material adverse effect on its business results or operations.


ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

            No matter was submitted during the fourth quarter of the fiscal year ended December 31, 2003, to a vote of security holders through the solicitation of proxies or otherwise.

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

            The range of high and low bid quotations for Lifeway's Common Stock for the quarterly periods within the two most recent fiscal years, as reported by The Nasdaq Stock Market National Market System, is set forth in the following table:

                                      Low Bid        High Bid
                                      -------        --------

            1st Qtr.       2002       $ 6.00          $ 8.00
            2nd Qtr.       2002       $ 4.95          $ 7.48
            3rd Qtr.       2002       $ 5.11          $ 6.37
            4th Qtr.       2002       $ 5.01          $ 7.49


            1st Qtr.       2003       $ 6.12          $ 7.50
            2nd Qtr.       2003       $ 6.70          $ 8.03
            3rd Qtr.       2003       $ 7.90          $15.25
            4th Qtr.       2003       $12.56          $17.20

            Note: The foregoing quotations have not been adjusted for the March 8, 2004 two-for-one Company stock split.

HOLDERS

            As of February 12, 2004, there were approximately 100 holders of record of Lifeway's Common Stock. The Company has no information regarding holders of record whose shares are held in street name.

DIVIDENDS

            Lifeway has paid no cash dividends on its Common Stock and management does not anticipate that such dividends will be paid in the foreseeable future.

SALES OF UNREGISTERED SECURITIES

            There were no sales of unregistered securities in 2003.

PURCHASES OF THE COMPANY'S SECURITIES

            Neither Lifeway nor any of its affiliates purchased any of the Company's securities in 2003.

EQUITY COMPENSATION PLAN INFORMATION

Plan category             Number of securities to be   Weighted-average exercise price    Number of securities remaining available
                          issued upon exercise of      of outstanding options, warrants   for future issuance under equity
                          outstanding options,         and rights                         compensation plans (excluding securities
                          warrants and rights                                             reflected in column (a))
                          (a)                          (b)                                (c)
------------------------  --------------------------   --------------------------------   ------------------------------------------
Equity compensation
plans approved
by security holders       0                            $0.00                                 234,300

Equity compensation
plans not approved by
security holders*         0                            $0.00                                       0
========================  ==========================   ================================   ==========================================
Total                     0                            $0.00                                 234,300

* All of Lifeway's equity compensation plans have been approved by shareholders.

ITEM 6.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION.

RESULTS OF OPERATIONS

            The year ended December 31, 2003 was the second consecutive year of new highs for sales, net income and earnings per share. For the year ended December 31, 2003, sales were $14,877,788, which is a $2,665,552 (approximately 22%) increase from $12,212,236 in 2002. We believe that approximately half of the 2003 increase in sales was attributable to a new customer as of June 2003, Sav-A-Lot, Ltd., the 13th largest grocery chain in the United States, operating more than 1000 Sav-A-Lot and Supervalu food stores nationwide, which represented sales of a significant amount of 8 oz. bottles of Lifeway's LaFruta line. The portion of the increase in sales not attributable to the June 2003 Sav-a-Lot sale is primarily attributable to a nationwide increase in the sales of existing products which we believe occurred because of continued steady sales growth in the ethnic and natural foods markets. We also believe that Lifeway's sales growth potentially is indirectly related to growth experienced by its distributors. For example, United Natural Foods, Inc. ("United"), Lifeway's main distributor to natural and health food retailers experienced a $200 million revenue increase in 2003, acquired two smaller distributors and expanded its customer list to include over 14,000 retailers across the United States. Distribution of Lifeway's products by United to its new as well as existing customers is believed to account for some of the increase in Lifeway's 2003 sales.

            We believe, based on first quarter 2004 results as of March 22, 2004, that Lifeway is on target for approximately 15% year over year sales growth during the first half of 2004 compared to the first six months of 2003. At present, we also are in the last stages of implementing our new shrink-sleeve packaging for our SoyTreat and Lifeway's Kefir product lines. Our transition to updated packaging should be completed during the third quarter of 2004, which we anticipate will continue to contribute to increased sales through the end of the second half of 2004. At industry trade shows, we have observed significant interest and a positive reaction to our new shrink-sleeve packaging. Several newly labeled flavors of our SoyTreat product can already be seen on the store shelves in several regions, and several more flavors of our flagship product, Kefir, are in the final stages of this packaging change.

            Cost of goods sold as a percentage of sales was approximately 53% in 2003, compared to about 55% in 2002. Even though the price of milk, the largest component of our cost of goods sold, increased slightly during 2003 as compared to 2002, Lifeway was able to decrease its cost of goods sold as a percentage of sales through negotiated contracts with vendors and the purchase of other raw materials in bulk, thus reducing per item cost. We anticipate that we can maintain our strong gross margins in 2004 even though the United States Department of Agriculture has reported that it expects the average price of milk to increase by 10-15% nationally in 2004. We anticipate being able to offset any milk price increase in 2004 by selective increases in the prices of our products. While we have not previously increased our prices in response to an increased cost of milk, we do not expect that raising our prices will have a negative impact on our sales or revenues. However, the national increase in milk prices nonetheless presents the largest risk to our 2004 gross margin.

            Even though sales increased by approximately 22% in 2003, Lifeway's 2003 operating expenses as a percentage of sales ratio was similar to 2002. We believe that our operating expenses gradually increased during 2003 due to our investment in the design and implementation of our new shrink-sleeve packaging and due to the increased professional services costs of the enhanced legal and accounting compliance mandated for publicly traded companies by the Sarbanes-Oxley Act of 2001, the regulations promulgated thereunder by the United States Securities and Exchange Commission and the listing rules of the Nasdaq Stock Market. Additionally, Lifeway's annual aggregate fuel costs, whether incurred directly or passed through to the Company by distributors and delivery providers, increased in 2003. Necessary marketing and advertising costs associated with our new product packaging and further increases in professional services costs to Lifeway for required compliance may potentially result in further increases in operating expenses during 2004.

MARKETABLE SECURITIES

            In the first quarter of 2003, we finalized the disposition of one property, which resulted in a capital gain of approximately $1.2 million. We took the opportunity presented by this disposition to sell certain impaired securities, recognize the losses at a time when the losses could be matched with all of the gain from the real estate disposition and furthering our ongoing program of transitioning our liquid securities into higher grade investments and thereby strengthening our balance sheet.

                 During the course of 2003, and now in 2004, we have been and will continue to move away from higher-risk securities towards large cap value, higher dividend yielding and tax-advantaged equities. Our investment portfolio presently consists of approximately 80% fixed income securities, and about 20% equity investments. Of the equity portion, 85% is invested in large cap value stocks, 10% in small cap growth stocks, and 5% in large cap growth stocks. We believe, given the current market conditions, this asset allocation strategy offers a positive risk-reward ratio for our Company.

SOURCES AND USES OF CASH IN 2004

            Net cash used in financing activities was $30,707 in 2003, compared to $1,068,077 in 2002.

            We continue to explore potential acquisition opportunities in our industry in order to boost sales while leveraging our distribution system to consolidate and lower costs. We anticipate closing an acquisition in 2004 or early 2005. We will be able to use our available cash and cash equivalents as funding for this size of an acquisition. We are also exploring opportunities in Eastern Canada that will meet our desire to expand sales in that region.

OTHER DEVELOPMENTS

            As of March 22, 2004 we have realized approximately $350,000 in capital gains resulting from the continuing rebalancing of the equity portion of our portfolio in 2004. The capital gains tax liability created by this realization will be offset by the capital loss carried forward for tax purposes as of December 31, 2003.

            At present, management strongly believes that foreseeable increases in advertising and marketing costs and professional services fees incurred as a result of compliance with the Sarbanes-Oxley Act and related SEC and Nasdaq regulations will continue to increase and may result in a negative impact to earnings sometime in the future. If the aggregate market value of Lifeway's outstanding common stock (also known as the "public float") exceeds $25 million in the final 60 days of 2004, Lifeway shall no longer file periodic reports under the regulations for SEC's "Small Business Issuers" and shall become subject to further SEC filing requirements. Additionally, if Lifeway's public float ever exceeds $75 million, Lifeway would become subject to the SEC's "accelerated filer" requirements which would further increase the Company's professional service costs.

            Aside from the foregoing, management is not aware of any circumstances or trends, which would have a negative impact upon future sales or earnings. There have been no material fluctuations in the standard seasonal variations of Lifeway's business in 2003. The accompanying financial statements include all adjustments, which in the opinion of management are necessary in order to make the financial statements not misleading.

FORWARD-LOOKING STATEMENTS

            In this report, in reports subsequently filed by Lifeway with the SEC on Form 10-QSB and filed or furnished on Form 8-K, and in related comments by management, our use of the words "expect," "anticipate," "estimate," "forecast," "objective," "plan," "goal," "project," "priorities/targets," and similar expressions is intended to identify forward-looking statements. While these statements represent our current judgment on what the future may hold, and we believe these judgments are reasonable, actual results may differ materially due to numerous important factors that are described in this report and other factors that may be described in subsequent reports which Lifeway may file with the SEC on Form 10-QSB and filed or furnished on Form 8-K, including but not limited to:

            -     Changes in economic conditions, commodity prices;

            - Shortages of and price increase for fuel, labor strikes or work stoppages, market acceptance of the Company's new products;

            -     Significant changes in the competitive environment;

            -     Changes in laws, regulations, and tax rates; and

            - The ability of the Company to achieve reductions in cost and employment levels, to realize production efficiencies, and to implement capital expenditures, all at of the levels and times planned by management.


ITEM 7.        FINANCIAL STATEMENTS.

            The annotated consolidated financial statements of the Company that constitute Item 7 of this report commence on the pages that follow this page.

                       LIFEWAY FOODS, INC. AND SUBSIDIARY
                          INDEPENDENT AUDITORS' REPORT





To the Shareholders of
Lifeway Foods, Inc. and Subsidiary
Morton Grove, Illinois


We have audited the accompanying consolidated statements of financial condition of Lifeway Foods, Inc. and Subsidiary (the "Company") as of December 31, 2003 and December 31, 2002, and the related consolidated statements of income and comprehensive income, changes in stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lifeway Foods, Inc. and Subsidiary as of December 31, 2003 and December 31, 2002, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.


Gleeson, Sklar, Sawyers & Cumpata LLP
Elgin, Illinois
February 19, 2004

                       LIFEWAY FOODS, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                            DECEMBER 31,2003 AND 2002

                                                                          2003              2002
                                                                      ------------      ------------
ASSETS
------

CURRENT ASSETS
        Cash and cash equivalents                                     $  4,597,819      $  2,731,656
        Marketable securities                                            6,302,606         4,171,594
        Accounts receivable, net of allowance for doubtful
          accounts of $15,000 at December 31, 2003 and 2002              1,800,141         1,435,221
        Other receivables                                                  165,767            60,251
        Inventories                                                        811,572           720,503
        Prepaid income taxes                                               306,171                --
        Prepaid expenses and other current assets                              791             1,276
        Deferred income taxes                                               27,038           692,262
                                                                      ------------      ------------
        TOTAL CURRENT ASSETS                                            14,011,905         9,812,763

PROPERTY AND EQUIPMENT, NET                                              3,732,731         4,472,349
                                                                      ------------      ------------
TOTAL ASSETS                                                          $ 17,744,636      $ 14,285,112
                                                                      ============      ============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES
        Current maturities of notes payable                           $     28,289      $     31,128
        Accounts payable                                                   795,321           639,398
        Accrued expenses                                                   183,600           183,528
        Income taxes payable                                                    --           397,907
                                                                      ------------      ------------
        TOTAL CURRENT LIABILITIES                                        1,007,210         1,251,961


NOTES PAYABLE                                                              472,509           500,377


Deferred income taxes                                                      471,953           452,856

Stockholders' equity

        Common stock                                                     6,509,267         6,509,267
        Stock subscription receivable                                      (15,000)          (15,000)
        Treasury stock, at cost                                           (679,956)         (679,956)
        Retained earnings                                                9,822,416         7,600,477
        Accumulated other comprehensive income (loss), net of tax          156,237        (1,334,870)
                                                                      ------------      ------------
        TOTAL STOCKHOLDERS' EQUITY                                      15,792,964        12,079,918
                                                                      ------------      ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                            $ 17,744,636      $ 14,285,112
                                                                      ============      ============

                 See accompanying notes to financial statements

                       LIFEWAY FOODS, INC. AND SUBSIDIARY
           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                 FOR THE YEARS ENDED DECEMBER 31 ,2003 AND 2002


                                                             2003              2002
                                                         ------------      ------------
Sales                                                    $ 14,877,788      $ 12,212,236

Cost of goods sold                                          7,840,782         6,744,086
                                                         ------------      ------------

Gross profit                                                7,037,006         5,468,150

Operating expenses                                          3,558,362         2,890,504
                                                         ------------      ------------

Income from operations                                      3,478,644         2,577,646

Other income (expense):
Interest and dividend income                                   96,850           187,358
Interest expense                                              (41,205)          (74,675)
Gain (loss) on sale of marketable
  securities, net                                          (1,293,579)           17,554

Gain on sale of property and equipment                      1,246,287                --
Other income                                                   89,490                --

Other than temporary reductions
of marketable securities
                                                                   --          (235,861)
Total other income (expense)                                   97,843          (105,625)

INCOME BEFORE PROVISION FOR INCOME TAXES                    3,576,487         2,472,022

Provision for income taxes                                  1,354,548           943,338
                                                         ------------      ------------

NET INCOME                                               $  2,221,939      $  1,528,684
                                                         ============      ============

EARNINGS PER SHARE COMMON SHARE                          $       0.26      $       0.18
                                                         ============      ============

WEIGHTED AVERAGE SHARES OUTSTANDING                         8,436,888         8,531,522
                                                         ============      ============

COMPREHENSIVE INCOME
--------------------
NET INCOME                                               $  2,221,939      $  1,528,684

Other comprehensive income:

Unrealized gains (losses) on marketable securities
(net of tax of $114,070 and $96,433, respectively)            212,634          (670,274)

Less reclassification adjustment for losses included
in net income (net of tax of $561,167 and ($45,886),
respectively)                                               1,278,473            64,152
                                                         ------------      ------------

COMPREHENSIVE INCOME                                     $  3,713,046      $    922,562
                                                         ============      ============



                 See accompanying notes to financial statements

                       LIFEWAY FOODS, INC. AND SUBSIDIARY
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002





                  Common Stock, No Par Value
                        10,000 Shares                                                                      Accumulated
                          Authorized                                                                          Other
                   -----------------------  # of Shares                  Stock                            Comprehensive
                   # of Shares # of Shares  of Treasury    Company   Subscription   Treasury   Restated   Income (Loss),
                      Issued   Outstanding     Stock        Stock     Receivable     Stock     Earnings    Net of Tax      Total
                   ----------  -----------  -----------  ----------  ------------  ---------  ----------  ------------  -----------
Balances at
December 31, 2001   8,636,888    8,546,888       90,000  $6,509,267  $    (15,000) $(287,033) $6,071,793  $   (728,748) $11,550,279
                   ----------  -----------  -----------  ----------  ------------  ---------  ----------  ------------  -----------
Other comprehensive
income:

  Unrealized losses
  on securities, net
  of taxes and
  reclassification
  adjustment               --           --           --          --            --         --          --      (606,122)    (606,122)

Purchase of
Treasury Stock             --     (110,000)     110,000          --            --   (392,923)         --            --     (392,923)

Net income for the
year ended December
31, 2002                   --           --           --          --            --         --   1,528,684            --    1,528,684

                    8,636,888    8,436,888      200,000  $6,509,267  $     15,000  $(679,956) $7,600,477  $ (1,334,870) $12,079,918
                   ----------  -----------  -----------  ----------  ------------  ---------  ----------  ------------  -----------
Other comprehensive
income:

  Unrealized gains
  on securities, net
  of taxes and
  reclassification
  adjustment               --           --           --          --            --         --          --     1,491,107    1,491,107

Net income for the
year ended December
31, 2003                   --           --           --          --            --         --   2,221,939            --    2,221,939
                   ----------  -----------  -----------  ----------  ------------  ---------  ----------  ------------  -----------
Balances at
December 31, 2003   8,636,888    8,436,888      200,000  $6,509,267  $    (15,000) $(679,956) $9,822,416  $    156,237  $15,792,964
                   ==========  ===========  ===========  ==========  ============  =========  ==========  ============  ===========



                 See accompanying notes to financial statements

                       LIFEWAY FOODS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002




                                                                 2003              2002
                                                             ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
-------------------------------------

NET INCOME                                                   $  2,221,939      $  1,528,684

Adjustments to reconcile net income to net cash flows
from operating activities:
Depreciation                                                      688,309           807,680
Loss (Gain) on sale of marketable securities, net               1,293,579           (17,554)
Gain on sale of property and equipment                         (1,246,287)               --
Other than temporary reductions of marketable securities               --           235,861
Deferred income taxes                                               9,084           (64,581)

(Increase) decrease in operating assets:
Accounts receivable                                              (364,920)         (118,595)
Other receivables                                                (105,516)           (7,649)
Inventories                                                       (91,069)           80,270
Prepaid income taxes                                             (306,171)               --
Prepaid expenses and other current assets                             485            32,410

Increase (decrease) in operating liabilities:
Accounts payable                                                  155,923            95,997
Accrued expenses                                                       72            19,813
Income taxes payable                                             (397,907)          252,991
                                                             ------------      ------------
Net cash provided by operating activities                       1,857,521         2,845,327



CASH FLOWS FROM INVESTING ACTIVITIES:
-------------------------------------

Purchase of marketable securities                              (4,283,532)       (3,316,411)
Sales of marketable securities                                  3,025,285         4,024,827
Sales of assets                                                 1,712,660                --
Purchases of property and equipment                              (415,064)         (259,164)
Change in margin account                                               --          (431,795)
                                                             ------------      ------------
NET CASH PROVIDED BY INVESTING ACTIVITIES                          39,349            17,457


CASH FLOWS FROM FINANCING ACTIVITIES:
-------------------------------------
Repayment of notes payable                                        (30,707)         (675,154)
Purchase of treasury stock                                             --          (392,923)
                                                             ------------      ------------
NET CASH USED IN FINANCING ACTIVITIES                             (30,707)       (1,068,077)
NET INCREASE IN CASH AND CASH EQUIVALENTS                       1,866,163         1,794,707
Cash and cash equivalents, beginning                            2,731,656           936,949
                                                             ------------      ------------
Cash and cash equivalents, ending                            $  4,597,819      $  2,731,656
                                                             ============      ============

                 See accompanying notes to financial statements

                      LIFEWAY FOODS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002

Note 1 - NATURE OF BUSINESS

            Lifeway Foods, Inc. (the "Company") commenced operations in February 1986 and incorporated under the laws of the state of Illinois on May 19, 1986.The Company's principal business activity is the production of dairy products. Specifically, the Company produces Kefir, a drinkable product which is similar to but distinct from yogurt, in several flavors sold under the name "Lifeway's Kefir;" a plain farmer's cheese sold under the name "Lifeway's Farmer's Cheese ;" a fruit sugar-flavored product similar in consistency to cream cheese sold under the name of "Sweet Kiss ;" and a dairy beverage, similar to Kefir, with increased protein and calcium, sold under the name "Basics Plus." The Company also produces several soy-based products under the name "Soy Treat" and a vegetable-based seasoning under the name "Golden Zesta." The Company currently distributes it products throughout the Chicago Metropolitan area through local food stores. In addition, the product is a sold throughout the United States and Eastern Canada. During the years ended December 31, 2003 and 2002, export sales of the Company were approximately $221,000 an $123,700, respectively.

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

            REVENUE RECOGNITION
            Sales represent sales of Company produced dairy products that are recorded at the time of shipment. In addition, shipping costs invoiced to the customers are included in net sales and the related cost in cost of sales.

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

            Cash balances of amounts reported by financial institutions are categorized as follows at December 31:

                                                           2003         2002
                                                       -----------   ----------
            Amounts insured                            $   400,000   $  652,986
            Uninsured and uncollateralized amounts       4,212,259    2,008,287
                                                       -----------  -----------
            Total cash balances                        $ 4,612,259  $ 2,661,273
                                                       ===========  ===========

            MARKETABLE SECURITIES
            Marketable securities are classified as available-for-sale and are stated at market value. Gains and losses related to marketable securities sold are determined by the specific identification method.

            ACCOUNTS RECEIVABLE
            Credit terms are extended to customers in the normal course of business. The Company performs ongoing credit evaluations of its customers' financial condition and generally requires no collateral.

            Accounts receivable are recorded at their estimated net realizable value, net of an allowance for doubtful accounts. The Company's estimate of the allowance for doubtful accounts is based upon historical experience, its evaluation of the current status of receivables, and unusual circumstances, if any. Accounts are considered past due if payment is not made on a timely basis in accordance with the Company's credit terms. Accounts considered uncollectible are charged against the allowance.

            INVENTORIES
            Inventories are stated at lower of cost or market, cost of being determined by the first-in, first-out method.

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

            Property an equipment are being depreciation over the following useful lives:


                 CATEGORY                                           YEARS
                 -----------------------------------------        ---------
                 Buildings and improvements                       31 and 39
                 Machinery and equipment                            5-12
                 Office Equipment                                    5-7
                 Vehicles                                             5


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

            The principal sources of temporary differences are different depreciation methods for financial statement and tax purposes, unrealized gains or losses related to marketable securities, capitalization of indirect loss for tax purposes, and the use of an allowance or doubtful accounts for financial statement purposes.

            TREASURY STOCK
            Treasury stock is recorded using the cost method.

            ADVERTISING COSTS
            The Company expenses advertising costs as incurred. During the years ended December 31, 2003 and 2002, approximately $629,500, and $422,800, respectively, were expensed.

            EARNING PER COMMON SHARE
            Earnings per common share were computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the year. For 2003 and 2002, diluted and basic earnings per share were the same.

Note 3 - MARKETABLE SECURITIES

            The cost and fair value of marketable securities available for sale are as follows:

                                                                Unrealized      Unrealized
                                                   Cost            Gains           Losses       Fair Value
                                                -----------     -----------     -----------     -----------
December 31, 2003
-----------------
Equities/Mutual Funds                           $ 2,326,722     $   315,348     $   (48,837)    $ 2,593,233
Preferred securities                                200,505           2,985             (80)        203,410
Certificates of Deposit                             150,000            --              --           150,000
Corporate Bonds                                     500,005            --            (1,333)        498,672
Municipal bonds, maturing within five years       2,405,067           1,545             (10)      2,406,602
Government agency obligation                        450,000             689            --           450,689
                                                -----------     -----------     -----------     -----------
Total                                           $ 6,032,299     $   320,567     $   (50,260)    $ 6,302,606
                                                ===========     ===========     ===========     ===========



December 31, 2002
-----------------

Equities                                        $ 3,055,406     $       361     $(1,892,469)    $ 1,163,298
Preferred Securities                                125,000            --           (15,210)        109,790
Municipal bonds, maturing within five years       2,887,226          11,280            --         2,898,506
                                                -----------     -----------     -----------     -----------
Total                                           $ 6,067,632     $    11,641     $(1,907,679)    $ 4,171,594
                                                ===========     ===========     ===========     ===========


            At December 31, 2002, certain securities were written down to their estimated realizable values, because, in the opinion of management, the decline in market value of those securities is considered to be other than temporary.

            Proceeds from the sale of marketable securities were $3,025,285 and $4,024,827 during 2003 and 2002, respectively.

            Gross losses of $1,293,579 and gross gains of $17,554 were realized on these sales during 2003 and 2002, respectively.

Note 4 - INVENTORIES

            Inventories consist of the following:

                                                       December 31,
                                               --------------------------
                                                   2003           2002
                                               -----------    -----------
            Finished goods                     $   436,291    $   362,550
            Production supplies                    231,376        213,841
            Raw materials                          143,905        144,112
                                               -----------    -----------
            Total inventories                  $   811,572    $   720,503
                                               ===========    ===========

Note 5 - PROPERTY AND EQUIPMENT

            Property and equipment consists of the following:

                                                       December 31,
                                               --------------------------
                                                   2003           2002
                                               -----------    -----------
            Land                               $   470,900    $   658,400
            Buildings and improvements           2,435,111      2,798,436
            Machinery and equipment              5,138,822      4,834,323
            Vehicles                               380,743        359,383
            Office equipment                        78,763        108,199
                                               -----------    -----------
            Less accumulated depreciation        8,504,339      8,758,741

                                                 4,771,608      4,286,392
                                               -----------    -----------
                                               $ 3,732,731    $ 4,472,349
                                               ===========    ===========


            Depreciation expense for the years ended December 31, 2003 and 2002 was $688,309, and $807,680, respectively.

Note 6 - NOTES PAYABLE

            Notes payable consists of the following:

                                                    For the Year Ended
                                                       December 31,
                                               --------------------------
                                                   2003           2002
                                               -----------    -----------
Mortgage note payable to a bank, payable in monthly installments of $3,273 including interest at 6.25%, with a balloon payment of $454,275 due September 25, 2006.

Collateralized by real estate.                 $   481,281    $   489,770

Notes payable to finance companies, payable in monthly installments of $1,851, including interest at 0%, due November 2004.

Collateralized by vehicles.                         19,517         41,735
                                               -----------    -----------
Total notes payable                                500,978        531,505

Less current maturities                             28,289         31,128
                                               -----------    -----------
Total long-term portion                        $  (472,509)   $  (500,377)
                                               ===========    ===========


Maturities of notes payable are as follows:


                             As of December 31, 2004      $   28,289
                                                2005          10,098
                                                2006         462,411
                                                          ----------
                                               Total      $  500,798
                                                          ==========

Note 7 - PROVISION FOR INCOME TAXES

            The provision for income taxes consists of the following:


                                                    For the Year Ended
                                                       December 31,
                                               --------------------------
                                                   2003           2002
                                               -----------    -----------
Current:

      Federal                                  $ 1,075,623    $   815,764
      State                                        269,841        192,155
                                               -----------    -----------
Total current                                    1,345,464      1,007,919

Deferred                                             9,084       (64,581)
                                               -----------    -----------
Provision for income taxes                     $ 1,354,548    $   943,338
                                               ===========    ===========

            A reconciliation of the provision for income taxes and the income taxes computed at the statutory rate are as follows:

                                                                                 For the Year Ended
                                                                                    December 31,
                                                                            --------------------------
                                                                                2003           2002
                                                                            -----------    -----------
Federal income tax expense computed at the statutory rate                   $ 1,161,643    $   840,487
State taxes, expense                                                            257,507        177,986

Temporary book/tax differences

      Depreciation                                                               (4,829)        15,893
      Disallowed capital losses                                                 104,683            --
      Other than temporary reductions on marketable securities                  (97,175)        97,175
      Other                                                                     (58,044)       (15,538)
      Permanent book/tax differences                                             (9,237)      (172,665)
                                                                            -----------    -----------
      Provision for income taxes                                            $ 1,354,548    $   943,338
                                                                            ===========    ===========

Amounts for deferred tax assets and liabilities are as follows:

                                                                                For the Year Ended
                                                                                    December 31,
                                                                            --------------------------
                                                                                2003           2002
                                                                            -----------    -----------
Non-current deferred tax liabilities arising from:

Temporary differences - principally book/tax,
accumulated depreciation                                                    $  (471,953)   $  (452,856)
                                                                            -----------    -----------
Current deferred tax liability arising from:

      Book/tax, unrealized gains and marketable securities                     (114,070)           --

Current deferred tax assets arising from:

      Book/tax, unrealized losses on marketable securities                          --         781,167
      Book/tax, other                                                            36,425         33,920
      Book/tax, other than temporary reductions on marketable securities            --          97,175
      Book/tax, capital loss carry forward                                      104,683            --
      Less:  Valuation allowance                                                    --        (220,000)
                                                                            -----------    -----------
      Net current deferred tax assets                                            27,038        692,262
                                                                            -----------    -----------
Net deferred tax asset (liability)                                             (444,915)       239,406
                                                                            ===========    ===========

The valuation allowance of $220,000 as of December 31, 2002, represents a provision for uncertainty as to the realization of deferred tax assets resulting from the increase in unrealized losses from marketable securities in the current period.

Note 8 - SUPPLEMENTAL CASH FLOW INFORMATION

            Cash paid for interest and income taxes are as follows:

                                                          For the Year
                                                       Ended December 31,
                                                    -----------------------
                                                       2003         2002
                                                    ----------   ----------
            Interest                                $   41,205   $   74,675
            Income taxes                             2,055,000      787,522


Note 9 - STOCK OPTION PLANS

            The Company has a registration statement filed with the Securities and Exchange Commission in connection with a Consulting Service Compensation Plan covering up to 300,000 of the Company's common stock shares. Pursuant to the Plan, the Company may issue common stock or options to purchase common stock to certain consultants, service providers and employees of the Company. There were 234,300 shares available for issuance under the Plan at December 31, 2003 and 2002. The option price, number of shares, grant date, and vesting terms are determined at the discretion of the Company's Board of Directors.

            As of December 31, 2003 and 2002, there were no stock options outstanding or exercisable.

Note 10 - FAIR VALUE OF FINANCIAL INSTRUMENTS

      The estimated fair value of the Company's financial instruments, none of which are held for trading purposes, are as follows at December 31:

                                        2003                    2002
                                        ----                    ----
                              Carrying                  Carrying
                               Amount     Fair Value     Amount     Fair Value
                             -----------------------   -----------------------
Cash and cash equivalents    $4,597,819   $4,597,819   $2,731,656   $2,731,656
Marketable securities         6,302,606    6,302,606    4,171,594    4,171,594
Notes payable                   500,798      483,469      531,505      561,688


The carrying values of cash and cash equivalents, and marketable securities approximate fair values. The fair value of the notes payable is based on the discounted value of contractual cash flows. The discount rate is estimated using rates currently offered for debt with similar maturities.

Note 11 - SUBSEQUENT EVENTS

            On February 12, 2004, the Board of Directors of the Company declared a two-for-one stock split of the common stock of the Company payable on March 8, 2004 to all of the Company's shareholders of record as of February 27, 2004.

            As a result of the stock split, shareholders received two shares of common stock for every one share held on the record date. Upon completion of the split, the total number of shares of common stock outstanding increased from 4,218,444 to 8,436,888.

            The earnings per share calculations as presented on the consolidated statements of income and comprehensive income and the number of shares issued and outstanding per statement of changes in stockholders' equity have been adjusted to reflect split adjusted share amounts.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

            None.

ITEM 8A. CONTROLS AND PROCEDURES

            The Chief Executive Officer conducted an evaluation of the effectiveness of the Company's disclosure controls and procedures pursuant to Rule 13a-14 under the Securities Exchange Act of 1934 as of December 31, 2003. While the Company operates on strictly monitored cost constraints, based on that evaluation, the Chief Executive Officer concluded that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this annual report has been made known to her. As of the date of this annual report, there have been no known significant changes in internal controls or in other factors that could significantly affect these controls subject to the date of such evaluation.


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

EXECUTIVE OFFICERS. The information regarding Lifeway's executive officers and certain other information required by this Item is incorporated by reference to the Proxy Statement.

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

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

FINANCIAL STATEMENTS AND SCHEDULES

            A list of the Financial Statements and Financial Statement Schedules filed as part of this Report is set forth in Item 7, which list is incorporated herein by reference.

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

14 Code of Ethics (Incorporated by reference to Lifeway's Proxy Statement on Schedule 14A to be filed no later than April 29, 2004)

21.2 List of Subsidiaries of the Registrant. (Incorporated by reference to Exhibit 21.2 of Lifeway's Annual Report on Form 10-KSB for the year ended December 31, 1998 and filed on March 31, 1999).

31.1        Rule 13a-14(a)/15d-14(a) Certification.

32.1        Section 1350 Certification.

            (b) Reports on Form 8-K

            Lifeway did not file any Current Reports on Form 8-K during the quarter ended December 31, 2003.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

            AUDIT FEES

            In 2002, Gleeson Sklar, Sawyers and Cumpata, Lifeway's principal accountant, billed approximately $32,085 for professional services rendered for the audit of Lifeway's annual financial statements and review of financial statements included in the registrant's Form 10-Q (17 CFR 249.308a) or 10-QSB (17 CFR 249.308b) or services that are normally provided in connection with statutory and regulatory filings or engagements in 2002.

            In 2003, Lifeway's principal accountant, billed approximately $34,915 for professional services rendered for the audit of Lifeway's annual financial statements and review of financial statements included in the registrant's Form 10-Q (17 CFR 249.308a) or 10-QSB (17 CFR 249.308b) or services that are normally provided in connection with statutory and regulatory filings or engagements in 2003.

            AUDIT-RELATED FEES

            In 2002, Lifeway's principal accountant billed approximately $6,185 for assurance and related services that are reasonably related to the performance of the audit or review of the registrant's financial statements.

            In 2003, Lifeway's principal accountant billed approximately $4,701 for assurance and related that are reasonably related to the performance of the audit or review of the registrant's financial statements.

            TAX FEES

            No professional services were rendered by the principal accountant for tax advice, tax compliance and tax planning.

            ALL OTHER FEES

            No other fees were billed by the principal accountant other than those described in this report.

            No hours expended on Lifeway's principal accountant's engagement to audit Lifeway's financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant's full-time permanent employees.

            All information nor provided in this Item 14 as the date of filing of this Annual Report on Form 10-KSB shall be provided by amendment hereto.

                                   SIGNATURES

            In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunder duly authorized.


                                  LIFEWAY FOODS, INC.


Date: March 30, 2004              By: /s/ Julie Smolyansky
                                      ------------------------------------------
                                      Julie Smolyansky, Chief Executive Officer,
                                      Chief Financial and Accounting Officer,
                                      President, Treasurer and Director


            In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date: March 30, 2004               /s/ Julie Smolyansky
                                   -----------------------------------------
                                   Julie Smolyansky, Chief Executive Officer,
                                   Chief Financial and Accounting Officer,
                                   President, Treasurer and Director


Date: March 30, 2004               /s/ Ludmila Smolyansky
                                   -----------------------------------------
                                   Ludmila Smolyansky
                                   Chairperson of the Board of Directors


Date: March 30, 2004               /s/ Pol Sikar
                                   -----------------------------------------
                                   Pol Sikar, Director


Date: March 30, 2004               /s/ Rick D. Salm
                                   -----------------------------------------
                                   Rick D. Salm, Director