Form 10KSB/A
period 2003-12-31
LIFEWAY FOODS INC
filed 2004-04-26
CIK 814586

================================================================================


                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549


                                  Form 10-KSB/A
                                 AMENDMENT NO. 1


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2003

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from: ___________ to ___________

                         Commission file number: 0-17363


                               LIFEWAY FOODS, INC.
                  --------------------------------------------
                 (Name of small business issuer in its charter)


           Illinois                                        36-3442829
-------------------------------                ---------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)


                 6431 West Oakton, Morton Grove, Illinois 60053
               ---------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                    Issuer's telephone number: (847) 967-1010

       Securities registered under Section 12(b) of the Exchange Act: None

         Securities registered under Section 12(g) of the Exchange Act:
                           Common Stock, No Par Value

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in this Amendment No. 1 to Annual Report on Form 10-KSB/A. [ ]

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

================================================================================

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Notice of Annual Meeting and Proxy Statement, to be filed no later than April 29, 2004, for the Registrant's 2004 Annual Meeting of Shareholders, scheduled to be held June 12, 2004, are incorporated by reference in Part III.

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

ITEM 1. DESCRIPTION OF BUSINESS.

EXPLANATORY NOTE REGARDING AMENDMENT

     The subsection of this Item regarding transactions between Lifeway and Groupe Danone SA is being amended hereby to clarify certain details of the transactions and explain the potential impact to shareholders of the expiration on September 30, 2004 of certain agreements between Lifeway and Danone. Additionally, certain information regarding purchases of Lifeway shares by Danone from non-affiliate individuals was removed from this Item as it is not relevant and previously was disclosed in Schedule 13D and Schedule 13D/A filings made by Danone in 1999. Finally, minor revisions were made to the text.

BUSINESS DEVELOPMENT

     Lifeway Foods, Inc. commenced operations in February 1986, and was incorporated under the laws of the State of Illinois on May 19, 1986. The Company's principal business activity is the manufacturing of probiotic, cultured, functional dairy and non-dairy health food products. Lifeway's primary products are kefir, a drinkable dairy beverage similar to but distinct from yogurt, in several flavors sold under the name "Lifeway Kefir"; a line of various drinkable yogurts sold under the "La Fruta" and "Tuscan" brands; and "BasicsPlus," a dairy based immune-supporting dietary supplement beverage. The Company also produces several soy-based kefir beverages under the "SoyTreat" trademark. In addition to the drinkable products, Lifeway manufactures "Lifeway Farmer Cheese," a line of various farmer cheeses; and "Sweet Kiss," a fruit sugar-flavored spreadable cheese similar in consistency to cream cheese. The Company also manufactures and markets a vegetable-based seasoning under the "Golden Zesta" brand. In the Chicago metropolitan area, Lifeway distributes its products on its own trucks and via one distributor. Lifeway distributes its products primarily throughout the United States and to a limited but growing extent in Eastern Canada. All of Lifeway's products are manufactured at Company-owned facilities.

SUBSIDIARY CORPORATION

     On September 30, 1992, Lifeway formed a wholly-owned subsidiary, LFI Enterprises, Inc. ("LFIE"), incorporated in the State of Illinois. Until August 1, 2001, LFIE operated a "Russian" theme restaurant and supper club facility. On August 1, 2001, Lifeway ceased operations at the facility after condemnation proceedings were initiated by the Village of Niles, Illinois, which sought to control the property for municipal purposes. This property was sold in January 2003 for a capital gain of $1.2 million.

     On March 19, 2004, LFIE formed Lifeway Foods Canada, LLC, an Illinois limited liability company ("LFC"), to serve as a holding company for prospective operations within Canada. LFIE is the manager and sole member of LFC.

BUSINESS OF ISSUER

     PRODUCTS

     Lifeway's primary product is kefir, which, like the better-known product of yogurt, is a fermented dairy product. Kefir has a slightly effervescent quality, with a taste similar to yogurt and a consistency similar to buttermilk. It is a product distinct from yogurt because it incorporates the unique microorganisms of kefir as the cultures to ferment the milk. Lifeway's Kefir is a drinkable product intended for use as a breakfast meal or a snack, or as a base for lower-calorie dressings, dips, soups or sauces. Kefir is also used as the base of Lifeway's plain farmer's cheese, a cheese made without salt, sugar or animal rennet. In addition, kefir is the primary ingredient of Lifeway's "Sweet Kiss" product, a fruit sugar-flavored, cream cheese-like spread which is intended to be used as a dessert spread or frosting.

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

     Kefir is a good source of calcium, protein and Vitamin B-complex. In addition, because the fermentation process produces a less sour tasting product than yogurt, less sugar is required to make a desirable product, and the end product contains fewer calories than regular yogurt.

     Lifeway currently sells some or all of the products listed below, except as specifically noted, to various retail establishments including supermarkets, grocery stores, gourmet shops, delicatessens and convenience stores.

     LIFEWAY'S KEFIR. "Lifeway's Kefir" is a drinkable kefir product manufactured in eleven varieties--plain (regular and low-fat), raspberry, blueberry, strawberry, cherry, peach, banana-strawberry, cappuccino, chocolate and vanilla -- and sold in 32 ounce containers featuring color-coded caps and labels describing nutritional information. In March 1996, Lifeway began marketing its fat-free, low cholesterol kefir in six flavors--plain, raspberry, strawberry, strawberry-banana, peach and blueberry. The kefir product is currently marketed under the name "Lifeway's Kefir," and is typically sold by retailers from their dairy sections.

     LIFEWAY'S ORGANIC SOYTREAT. "SoyTreat" is a soy alternative to dairy kefir and is made from organic soy milk, which is derived from non-genetically modified soybeans. SoyTreat can be consumed by those who desire the benefits of kefir, but are lactose intolerant or interested in a soy-based alternative to milk. SoyTreat also provides 6.25g of soy protein per serving, and features the United States Food and Drug Administration-approved health claim, "25g of soy protein a day as part of a diet low in saturated fat can help lower cholesterol and reduce the risk of heart disease." At present SoyTreat is manufactured in seven flavors: Strawberry, Apple, Peach, Coconut, Coffee Latte, English Toffee and Dulce de Leche.

     LIFEWAY'S ORGANIC KEFIR. "Lifeway's Organic Kefir" meets the organic standards and specifications of the United States Department of Agriculture for organic products and is manufactured in four flavors: Plain, Raspberry, Strawberry and Peach. Lifeway Organic Kefir is sweetened with organic cane juice.

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

     Distributors are provided Lifeway products at wholesale prices for distribution to their retail accounts. Lifeway believes that the price at which its products are sold to its distributors is competitive with the prices generally paid by distributors for similar products in the markets served. In all areas served, distributors currently deliver the products directly to the refrigerated cases of dairy sections of their retail customers. Each distributor carries a line of Lifeway's products on its trucks, and checks the retail stores for space allocated to Lifeway's products, determines inventory requirements and places Lifeway products directly into the retailers' dairy cases. Lifeway believes this method of distribution best serves the needs of each retail store, and is the best available means to ensure consistency and quality of product handling, quality control, flavor selection and favorable retail display. Under the distribution arrangements, each distributor must meet certain prescribed product handling, service and administrative requirements including, among others, frequency of delivery, replacement of damaged, old or substandard packages, and delivery of products directly to the refrigerated case.

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

     TRANSACTIONS WITH GROUPE DANONE SA

     All share amounts and prices in this subsection are historical and have not been adjusted for the stock split which occurred in the first quarter of 2004. On October 1, 1999, Lifeway sold 497,767 shares of restricted common stock to Danone at $10.00 per share. Danone also concurrently purchased 150,000 outstanding shares of common stock from Lifeway's founder, and then controlling shareholder, President and CEO, Michael Smolyansky; his wife and current Chairperson of the Board, Ludmila Smolyansky; his daughter and current President and CEO, Julie Smolyansky; his son and current Controller, Edward Smolyansky on similar terms. Later in 1999, Danone purchased an additional 215,922 shares of common stock from certain individuals, including 52,262 shares purchased in transactions with certain Company affiliates, including Michael Smolyansky (38,362 shares), Val Nikolenko, Vice President of Production (3,900 shares) and Pol Sikar, a director, and his affiliates (10,000 shares).

     As a result of these transactions, Danone became the beneficial owner of 20% of the outstanding common stock of Lifeway. Pursuant to the terms and conditions of the transaction, Lifeway granted certain limited rights to Danone, which include a right to nominate one director, anti-dilutive rights relating to future offerings and limited registration rights. Since November 1999, Thomas Kunz, president and CEO of Danone, has served on Lifeway's Board of Directors as Danone's nominee. In addition, as described above, Lifeway and Danone are parties to a Stockholders' Agreement dated October 1, 1999, pursuant to which the parties agreed that they would not compete with each other through September 30, 2004 with respect to certain yogurt, cheese and kefir products. The Stockholders' Agreement also provides that Danone may not own more than 20% of the outstanding common stock of Lifeway as a result of direct or indirect acquisition of shares. Danone's interest as of the date hereof is approximately 20.4% due to reductions in Lifeway's shares outstanding, primarily due to share repurchases. If the Stockholders' Agreement is not renewed on or before September 30, 2004, Danone would be able to sell its shares of Lifeway common. The ability of Danone to sell, or the prospect of Danone being able to sell should such restrictions lapse, such a large stake in Lifeway could have a negative effect on the Company's stock price.

     Additionally, on December 24, 1999, Lifeway entered into a Support Agreement with Danone, the primary purpose of which was to allow Lifeway access to Danone's brokers and distributors in the United States. The Support Agreement provided for an initial term of three years and was renewable annually thereafter. On February 11, 2003, the term of the Support Agreement was extended through December 31, 2003. Lifeway and Danone did not renew the term of the Support Agreement after December 31, 2003 due to the expectation of the parties that this and other agreements between them would be discussed and possibly renegotiated pending their expiration on September 30, 2004.

PATENTS, TRADEMARKS, LICENSES, ROYALTY AGREEMENTS

All trademark registrations have been granted by the United States Patent and Trademark Office ("USPTO"), unless otherwise noted below. Each trademark registration may be renewed upon expiration. Lifeway intends to make all timely filings as required for all trademarks listed.

                                                                 Date of           Expiration of
         Mark                          Use                     Registration         Registration                Comments
====================   ===================================   =================   =================   ===============================
Lifeway's              Cheese and kefir                      December 12, 1989   December 12, 2009   Registration is renewable at
                                                                                                     the time of expiration.

Lifeway's              Cheese and kefir                      January 10, 1992    January 10, 2007    This registration was granted
(Canada)                                                                                             by the Canadian Intellectual
                                                                                                     Property Office based upon the
                                                                                                     use of the mark in Canada since
                                                                                                     September 9,1988.

Golden Zesta           Dehydrated vegetable soup              August 19, 1997     August 19, 2007    Registration is renewable at
                       mix; and spices, seasonings,                                                  the time of expiration.
                       food additives for non-nutritional
                       purposes for use as a flavoring

Sweet Kiss             Cheese, cottage cheese and other      February 10, 1998   February 10, 2008   Registration is renewable at
                       milk products, excluding ice                                                  the time of expiration.
                       cream, ice milk and frozen yogurt

Kwashenka              Kefir, yogurt, cheeses, cottage       February 10, 1998   February 10, 2008   Registration is renewable at
                       cheeses and other milk products,                                              the time of expiration provided
                       excluding ice cream, ice milk and                                             mandatory documents are filed
                       frozen yogurt                                                                 with the USPTO by February 10,
                                                                                                     2004. Lifeway filed the
                                                                                                     mandatory documents prior to
                                                                                                     their due date, and acceptance
                                                                                                     of such mandatory documents is
                                                                                                     pending before the USPTO.

Bambino                Cheeses, cottage cheeses and           October 7, 2003     October 7, 2013    Registration is renewable at
                       other milk products                                                           the time of expiration provided
                                                                                                     mandatory documents are filed
                                                                                                     with the USPTO by October 7,
                                                                                                     2009.

KPECTBRHCKNN           Cheeses, cottage cheeses and          September 8, 1998   September 8, 2008   Registration is renewable at
(A stylized            other milk products, excluding ice                                            the time of expiration
presentation of        cream, ice milk and frozen yogurt                                             provided mandatory documents
"Krestyanskiy" in                                                                                    are filed with the USPTO by
Cyrillic characters)                                                                                 September 8, 2004.


          PATENTS, TRADEMARKS, LICENSES, ROYALTY AGREEMENTS (CONTINUED)
                                                                 Date of           Expiration of
       Mark                            Use                     Registration        Registration             Comments (if any)
====================   ===================================   =================   =================   ===============================
BasicsPlus             Dairy-based food beverages for use    September 7, 1999   September 7, 2009   In May 1998, GalaGen, Inc.,
                        a dietary supplement                                                         assigned the entire interest,
                                                                                                     including the goodwill, of
                                                                                                     this mark to Lifeway.
                                                                                                     Registration is renewable at
                                                                                                     the time of expiration provided
                                                                                                     mandatory documents are filed
                                                                                                     with the USPTO by September 7,
                                                                                                     2005.

BA3APHBIII             Pressed unripened cheese                July 25, 2000       June 25, 2010     Registration is renewable at
(A stylized                                                                                          the time of expiration provided
presentation of                                                                                      mandatory documents are filed
"Bazarniy" in                                                                                        with the USPTO by July 25,
Cyrillic characters)                                                                                 2006.

SoyTreat               Soy-based food beverage intended      December 12, 2000   December 12, 2010   Registration is renewable at
                       for use as a  cultured milk                                                   the time of expiration provided
                       substitute                                                                    mandatory documents are filed
                                                                                                     with the USPTO by December 12,
                                                                                                     2006.

Garden Harmony         Unripened cheese-based spreads          March 20, 2001      March 20, 2011    Registration is renewable at
                                                                                                     the time of expiration provided
                                                                                                     mandatory documents are filed
                                                                                                     with the USPTO by March 20,
                                                                                                     2007.

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

La Fruta               Cultured milk products, excluding       Not applicable      Not applicable    This application was filed on
                       ice cream, ice milk and frozen                                                January 17, 2003 and  is still
                       yogurt                                                                        pending before the USPTO.

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

                                     PART II

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION.

EXPLANATORY NOTE REGARDING AMENDMENT

     This Item is being amended and restated in its entirety to correct and clarify certain statements.

RESULTS OF OPERATIONS

     The year ended December 31, 2003 was the second consecutive year of new highs for sales, net income and earnings per share. For the year ended December 31, 2003, sales were $14,877,788, which is a $2,665,552 (approximately 22%)
increase from $12,212,236 in 2002. We believe that approximately half of the 2003 increase in sales was attributable to a new customer as of June 2003, Sav-A-Lot, Ltd., which represented sales of a significant amount of 8 oz. bottles of Lifeway's LaFruta line. Save-A-Lot, the 13th largest grocery chain in the United States, operates more than 1000 Sav-A-Lot and Supervalu food stores nationwide. The portion of the increase in sales not attributable to the new relationship with Sav-A-Lot is primarily attributable to a nationwide increase in the sales of existing products which we believe occurred because of continued steady sales growth in the ethnic and natural foods markets. We also believe that Lifeway's sales growth potentially is indirectly related to growth experienced by its distributors. For example, United Natural Foods, Inc. ("United"), Lifeway's main distributor to natural and health food retailers experienced a $200 million revenue increase in 2003, acquired two smaller distributors and expanded its customer list to include over 14,000 retailers across the United States. Distribution of Lifeway's products by United to its new as well as existing customers is believed to account for some of the increase in Lifeway's 2003 sales.

     We believe, based on first quarter 2004 results as of March 22, 2004, that Lifeway is on target for approximately 15% sales growth for the first half of 2004 compared to the first six months of 2003. At present, we also are in the last stages of implementing our new shrink-sleeve packaging for our SoyTreat and Lifeway's Kefir product lines. Our transition to updated packaging should be completed during the third quarter of 2004, which we anticipate will contribute to increased sales through the end of the second half of 2004. At industry trade shows, we have observed significant interest and a positive reaction to our new shrink-sleeve packaging. Several newly labeled flavors of our SoyTreat product can already be seen on the store shelves in several regions, and several more flavors of our flagship product, kefir, are in the final stages of this packaging change.

     Cost of goods sold as a percentage of sales was approximately 53% in 2003, compared to about 55% in 2002. Even though the price of milk, the largest component of our cost of goods sold, increased slightly during 2003 as compared to 2002, Lifeway was able to decrease its cost of goods sold as a percentage of sales through negotiated contracts with vendors and the purchase of other raw materials in bulk, thus reducing per item cost. We anticipate that we will be able to maintain our gross margins in 2004 even though the United States Department of Agriculture has reported that it expects the average price of milk to increase by 10-15% nationally in 2004. We anticipate being able to offset any milk price increase in 2004 as well as increased costs for the new packaging described above by selective increases in the prices of our products. While we have not previously increased our prices in response to an increased cost of milk, we do not expect that increased prices will have a negative impact on our sales or revenues. Nonetheless, the anticipated increase in milk prices and increased packaging costs present the largest risk to our gross margin in 2004.

     Even though sales increased by approximately 22% in 2003, Lifeway's 2003 operating expenses as a percentage of sales ratio was similar to 2002. Our operating expenses increased during 2003 due to our investment in the design and implementation of our new shrink-sleeve packaging and due to the increased professional services costs resulting from the Sarbanes-Oxley Act of 2001,and the regulations promulgated pursuant thereto by the Securities and Exchange Commission and the Nasdaq Stock Market. Additionally, Lifeway's annual aggregate fuel costs, whether incurred directly or passed through to the Company by distributors and delivery providers, increased in 2003.

     Inflation has not had any measurable impact on the Company's results of operations.

DISPOSITION OF REAL PROPERTY

     In the first quarter of 2003, we finalized the disposition of one property, which resulted in a capital gain of approximately $1.2 million. We took the opportunity presented by this disposition to sell certain impaired securities, recognize the losses at a time when the losses could be matched for federal tax purposes with all of the gain from the real estate disposition and furthering our ongoing program of transitioning our liquid securities into higher grade investments and thereby strengthening our balance sheet.

MARKETABLE SECURITIES

     A significant portion of our assets are held in marketable securities. The marketable securities are classified as available-for-sale on our balance sheet and thus are stated thereon at market value as of the end of the applicable period. Gains and losses on the portfolio are determined by the specific identification method.

     During the course of 2003, and now in 2004, we have been and will continue to move away from higher-risk securities towards large cap value, higher dividend yielding and tax-advantaged equities. At the end of 2003, our investment portfolio was comprised of about 60% fixed income securities and around 40% equity investments. However, our investment portfolio presently consists of approximately 80% fixed income securities, and about 20% equity investments. Of the equity portion, 85% is invested in large cap value stocks, 10% in small cap growth stocks, and 5% in large cap growth stocks. We believe, given the current market conditions, this asset allocation strategy offers a positive risk-reward ratio for our Company.

SOURCES AND USES OF CASH IN 2003 AND 2004

     Net cash used in financing activities was $30,707 in 2003, compared to $1,068,077 in 2002. In 2003, the Company's use of cash in financing activities was limited to periodic payments of principal and interest made on the mortgage loan for Lifeway's headquarters and on the loans used to acquire some of its delivery trucks. In 2002, however, in addition to making the same mortgage and auto loan payments made in 2003, Lifeway also acquired 55,000 shares (110,000 shares when adjusted for the two-for-one stock split paid on March 8, 2004) of its common stock under a repurchase program and fully paid off two mortgage loans in advance of maturity.

     We anticipate being able to fund the Company's forseeable liquidity requirements internally. We continue to explore potential acquisition opportunities in our industry in order to boost sales while leveraging our distribution system to consolidate and lower costs. We anticipate closing an acquisition in 2004 or early 2005. We expect that we will be able to use our available cash and cash equivalents as funding for an acquisition of this size. We are also exploring opportunities in Eastern Canada that will meet our desire to expand sales in that region.

OTHER DEVELOPMENTS

     As of March 22, 2004 we have realized approximately $350,000 in capital gains resulting from the continuing rebalancing of the equity portion of our portfolio toward more lower-risk investments. The capital gains tax liability created by this realization will be offset by the capital loss carry forward as of December 31, 2003.

     At present, management strongly believes that foreseeable increases in advertising and marketing costs, and professional services fees and potential personnel recruitment, hiring and employment expenses incurred as a result of compliance with the Sarbanes-Oxley Act and related SEC and Nasdaq regulations will continue to increase and may result in a negative impact to earnings sometime in the future. In addition, management is exploring options for additional production and storage space in light of increased sales of and demand for its products and the fact that its existing facilities are approaching the limits of their capacity.

     If the aggregate market value of Lifeway's outstanding common stock (also known as the "public float") exceeds $25 million in the final 60 days of 2004, Lifeway shall no longer file periodic reports under the SEC's regulations for "Small Business Issuers" and shall become subject to further SEC filing requirements. Additionally, if Lifeway's public float ever exceeds $75 million, Lifeway would become subject to the SEC's "accelerated filer" requirements. Management anticipates either or both of these events would further increase the Company's professional service costs.

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

CRITICAL ACCOUNTING POLICIES

     Lifeway's analysis and discussion of its financial condition and results of operations are based upon its consolidated financial statements that have been prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP"). The preparation of financial statements in accordance with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. US GAAP provides the framework from which to make these estimates, assumptions and disclosures. Lifeway chooses accounting policies within US GAAP that management believes are appropriate to accurately and fairly report Lifeway's operating results and financial position in a consistent manner. Management regularly assesses these policies in light of current and forecasted economic conditions and has discussed the development and selection of critical accounting policies with its audit committee of the Board of Directors. For further information concerning accounting policies, refer to Note 2 -- Nature of Business and Significant Accounting Policies in the notes to the consolidated financial statements.

FORWARD-LOOKING STATEMENTS

     In this report, in reports subsequently filed by Lifeway with the SEC on Form 10-QSB and filed or furnished on Form 8-K, and in related comments by management, our use of the words "believe," "expect," "anticipate," "estimate," "forecast," "objective," "plan," "goal," "project," "explore," "priorities/targets," and similar expressions is intended to identify forward-looking statements. While these statements represent our current judgment on what the future may hold, and we believe these judgments are reasonable, actual results may differ materially due to numerous important factors that are described in this report and other factors that may be described in subsequent reports which Lifeway may file with the SEC on Form 10-QSB and filed or furnished on Form 8-K, including but not limited to:

     -    Changes in economic conditions, commodity prices;

     - Shortages of and price increase for fuel, labor strikes or work stoppages, market acceptance of the Company's new products;

     -    Significant changes in the competitive environment;

     -    Changes in laws, regulations, and tax rates; and

     - Management's ability to achieve reductions in cost and employment levels, to realize production efficiencies and to implement capital expenditures, all at of the levels and times planned by management.


ITEM 8A. CONTROLS AND PROCEDURES

EXPLANATORY NOTE REGARDING AMENDMENT

     This Item is being amended and restated in its entirety hereby to clarify the Chief Executive Officer's position as to internal control matters and to address the Company's intentions in this area for 2004.

     The Chief Executive Officer (who serves as the principal executive and financial officer) conducted an evaluation of the effectiveness of the Company's disclosure controls and procedures pursuant to Rule 13a-14 under the Securities Exchange Act of 1934 as of December 31, 2003. The Company has historically operated on strictly monitored cost constraints; with that perspective, the Chief Executive Officer concluded that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this annual report has been made known to her. However, based upon the Company's recent growth and improved cash position, as well as consultation with its auditors, management intends to implement additional procedures to improve internal controls in 2004. Specifically, an enhanced accounting software package has been identified which will permit enhanced data recording and internal reporting, additional on-site accounting staff and some changes to internal control procedures.

     As of the date of this annual report, there have been no known significant changes in internal controls or in other factors that could significantly affect these controls subject to the date of such evaluation.


                                    PART III

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

EXPLANATORY NOTE REGARDING AMENDMENT

     This Item is being amended and restated in its entirety to further clarify the information regarding fees paid to the Company's principal accountant and to set forth in detail information regarding the accountant pre-approval process of the Company's audit committee.

     Gleeson, Sklar, Sawyers and Cumpata, LLP ("Gleeson") was Lifeway's principal accountant from January 1, 2003 through December 31, 2003.

     AUDIT FEES

     In 2002, Gleeson billed Lifeway approximately $32,500 for professional services rendered for the audit of Lifeway's annual financial statements and review of financial statements included in Lifeway's Form 10-QSB for services that are normally provided in connection with statutory and regulatory filings or engagements in 2002.

     In 2003, Gleeson billed Lifeway approximately $41,500 for professional services rendered for the audit of Lifeway's annual financial statements and review of financial statements included in Lifeway's Form 10-QSB or services that are normally provided in connection with statutory and regulatory filings or engagements in 2003.

     AUDIT-RELATED FEES

     In 2002, Gleeson billed Lifeway approximately $6,185 for assurance and related services that are reasonably related to the performance of the audit or review of Lifeway's financial statements.

     In 2003, Gleeson billed Lifeway approximately $4,701 for assurance and related services that are reasonably related to the performance of the audit or review of Lifeway's financial statements.

     TAX FEES

     No professional services were rendered by Gleeson to Lifeway regarding tax advice, tax compliance and tax planning.

     ALL OTHER FEES

     No other fees were billed to Lifeway by Gleeson other than those described in this report.

     No hours expended by Gleeson in its engagement to audit Lifeway's financial statements for the most recent fiscal year were attributable to work performed by persons other than Gleeson's full-time permanent employees.

     AUDIT COMMITTEE PRE-APPROVAL POLICIES AND PROCEDURES ADOPTED PURSUANT TO REGULATION S-X

     The Lifeway Audit Committee (the "Committee"), comprised of Messrs. Rick D. Salm and Pol Sikar, pre-approved Gleeson as the Company's independent auditor for the year-ended December 31, 2004 and has adopted the following guidelines regarding the engagement of the Company's independent auditor to perform services for the Company:

     For audit services (including statutory audit engagements as required under local country laws), the independent auditor will provide the Committee with an engagement letter during the January-March quarter of each year outlining the scope of the audit services proposed to be performed during the fiscal year. If agreed to by the Committee, this engagement letter will be formally accepted by the Committee at its first or second quarter meeting.

     The independent auditor will submit to the Committee for approval an audit services fee proposal after acceptance of the engagement letter.

     For non-audit services, company management will submit to the Committee for approval (during the second or third quarter of each fiscal year) the list of non-audit services that it recommends the Committee engage the independent auditor to provide for the fiscal year. Company management and the independent auditor will each confirm to the Committee that each non-audit service on the list is permissible under all applicable legal requirements. In addition to the list of planned non-audit services, a budget estimating non-audit service spending for the fiscal year will be provided. The Committee will approve both the list of permissible non-audit services and the budget for such services. The Committee will be informed routinely as to the non-audit services actually provided by the independent auditor pursuant to this pre-approval process.

     To ensure prompt handling of unexpected matters, the Committee delegates to the Controller, Chief Financial Officer or Chief Executive Officer the authority to amend or modify the list of approved permissible non-audit services and fees. The Controller, Chief Financial Officer or Chief Executive Officer will report action taken to the Committee at the next Committee meeting.

     The independent auditor must ensure that all audit and non-audit services provided to the Company have been approved by the Committee. The Controller or Chief Financial Officer will be responsible for tracking all independent auditor fees against the budget for such services and report at least annually to the Committee.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunder duly authorized.



                                 LIFEWAY FOODS, INC.


                                 By: /s/ Julie Smolyansky
Date: April 20, 2004                 -------------------------------------------
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


                                     /s/ Julie Smolyansky
Date: April 20, 2004                 -------------------------------------------
                                     Julie Smolyansky, Chief Executive Officer,
                                     Chief Financial and Accounting Officer,
                                     President, Treasurer and Director


                                     /s/ Ludmila Smolyansky
Date: April 20, 2004                 -------------------------------------------
                                     Ludmila Smolyansky
                                     Chairperson of the Board of Directors


                                     /s/ Pol Sikar
Date: April 26, 2004                 -------------------------------------------
                                     Pol Sikar, Director



                                     /s/ Rick D. Salm
Date: April 20, 2004                 -------------------------------------------
                                     Rick D. Salm, Director