Form 10QSB
period 2004-03-31
LIFEWAY FOODS INC
filed 2004-05-17
CIK 814586

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


(Mark One)

    [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2004

    [ ]       TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

               For the transition period from ________ to ________

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


                 6431 WEST OAKTON, MORTON GROVE, ILLINOIS 60053
                     --------------------------------------
                    (Address of principal executive offices)

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of April 30, 2004, the issuer had 8,441,988 shares of common stock, no par value, outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]
================================================================================

                                      INDEX


PART I - FINANCIAL INFORMATION................................................3

    ITEM 1.  FINANCIAL STATEMENTS.............................................3
        CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION FOR
        THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003 AND
        THE YEAR ENDED DECEMBER 31, 2003......................................3
        CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE
        INCOME FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003
        AND THE YEAR ENDED DECEMBER 31, 2003..................................4
        STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY FOR THE
        THREE MONTHS ENDED MARCH 31, 2004 AND THE YEAR ENDED
        DECEMBER 31, 2003.....................................................5
        CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE
        MONTHS ENDED MARCH 31, 2004 AND 2003 AND THE YEAR
        ENDED DECEMBER 31, 2003...............................................6
        NOTES TO FINANCIAL STATEMENTS FOR THE THREE MONTHS
        ENDED MARCH 31, 2004 AND 2003 AND THE YEAR ENDED
        DECEMBER 31, 2004.....................................................7
    ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.......14
    ITEM 3. CONTROLS AND PROCEDURES..........................................16

PART II - OTHER INFORMATION..................................................16

    ITEM 2. CHANGES IN SECURITIES............................................16
    ITEM 5. OTHER INFORMATION................................................16
    ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.................................16

SIGNATURE....................................................................18

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

    CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION FOR THE THREE MONTHS ENDED
          MARCH 31, 2004 AND 2003 AND THE YEAR ENDED DECEMBER 31, 2003

                                                                           (Unaudited)
                                                                            March 31,                     December 31,
                                                                ---------------------------------         ------------
                                                                    2004                 2003                 2003
                                                                ------------         ------------         ------------
ASSETS

CURRENT ASSETS
      Cash and cash equivalents                                 $  4,632,830         $  2,787,724         $  4,597,819
      Marketable securities                                        6,615,579            5,643,829            6,302,606
      Accounts receivable, net of allowance for doubtful
      accounts of $15,000                                          2,006,629            1,730,870            1,800,141
      Other receivables                                              160,968               58,380              165,767
      Inventories                                                    795,370              773,684              811,572
      Prepaid expenses and other current assets                        5,485                3,969                  791
      Deferred income taxes                                           27,288              439,754               27,038
      Prepaid income taxes                                           343,023                 --                306,171
                                                                ------------         ------------         ------------
      TOTAL CURRENT ASSETS                                        14,587,172           11,438,210           14,011,905

PROPERTY, PLANT, AND EQUIPMENT, NET                                3,617,411            3,903,407            3,732,731
                                                                ------------         ------------         ------------

TOTAL ASSETS                                                    $ 18,204,583         $ 15,341,617         $ 17,744,636
                                                                ============         ============         ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
      Current maturities of notes payable                       $     24,248         $     31,271         $     28,289
      Accounts payable                                               739,253              698,259              795,321
      Accrued expenses                                               100,634              154,587              183,600
      Income taxes payable                                              --                249,694                 --
                                                                ------------         ------------         ------------
      Total current liabilities                                      864,135            1,133,811            1,007,210

NOTES PAYABLE                                                        468,768              492,502              472,509

DEFERRED INCOME TAXES                                                448,590              407,920              471,953

STOCKHOLDERS' EQUITY
      Common stock                                                 6,509,267            6,509,267            6,509,267
      Stock subscription receivable                                  (15,000)             (15,000)             (15,000)
      Treasury stock, at cost                                       (679,956)            (679,956)            (679,956)
      Retained earnings                                           10,587,615            8,593,750            9,822,416
      Accumulated other comprehensive loss, net of tax                21,164           (1,100,677)             156,237
                                                                ------------         ------------         ------------
      TOTAL STOCKHOLDERS' EQUITY                                  16,423,090           13,307,384           15,792,964
                                                                ------------         ------------         ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                      $ 18,204,583         $ 15,341,617         $ 17,744,636
                                                                ============         ============         ============

       CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME FOR THE
 THREE MONTHS ENDED MARCH 31, 2004 AND 2003 AND THE YEAR ENDED DECEMBER 31, 2003

                                                              (Unaudited)
                                                               March 31,                               December 31,
                                                                 2004                 2003                 2003
                                                             ------------         ------------         ------------
SALES                                                        $  3,935,079         $  3,308,557         $ 14,877,788


Cost of goods sold                                              2,099,198            1,825,956            7,840,782
                                                             ------------         ------------         ------------

GROSS PROFIT                                                    1,835,881            1,482,601            7,037,006
                                                             ------------         ------------         ------------

Operating expenses                                                882,029              844,621            3,558,362
                                                             ------------         ------------         ------------

INCOME FROM OPERATIONS                                            953,852              637,980            3,478,644

Other income (expense):
      Interest and dividend income                                 41,124               33,447               96,850
      Interest expense                                             (7,611)              (7,644)             (41,205)
      Gain (loss) on sale of marketable securities, net           268,367             (346,556)          (1,293,579)
      Gain on sale of assets                                         --              1,246,287            1,246,287
      Other income                                                   --                   --                 89,490
                                                             ------------         ------------         ------------
      Total other income (expense)                                301,880              925,534               97,843
                                                             ------------         ------------         ------------

INCOME BEFORE PROVISION FOR INCOME TAXES                        1,255,732            1,563,514            3,576,487

Provision for income taxes                                        490,533              570,241            1,354,548
                                                             ------------         ------------         ------------
NET INCOME                                                   $    765,199         $    993,273         $  2,221,939
                                                             ============         ============         ============

EARNINGS PER COMMON SHARE                                            0.09                 0.12                 0.26
                                                             ============         ============         ============
WEIGHTED AVERAGE NUMBER OF
    COMMON SHARES OUTSTANDING                                   8,436,888            8,436,888            8,436,888
                                                             ============         ============         ============

COMPREHENSIVE INCOME

NET INCOME                                                   $    765,199         $    993,273         $  2,221,939

Other comprehensive income (loss), net of tax:
   Unrealized gains on marketable securities (net of tax
         of $15,072, $55,882 and $114,070)                         21,422               30,450              212,634
   Less reclassification adjustment for (gains) losses
         Included in net income                                  (156,495)             203,743            1,278,473
                                                             ------------         ------------         ------------

COMPREHENSIVE INCOME                                         $    630,126         $  1,227,466         $  3,713,046
                                                             ============         ============         ============

                 See accompanying Notes to Financial Statements.

 STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY FOR THE THREE MONTHS ENDED
               MARCH 31, 2004 AND THE YEAR ENDED DECEMBER 31, 2003

                                                       COMMON STOCK, NO PAR VALUE
                                                            10,000,000 SHARES
                                                               AUTHORIZED              # OF SHARES
                                                       ---------------------------         OF                             STOCK
                                                       # OF SHARES     # OF SHARES      TREASURY         COMMON        SUBSCRIPTION
                                                          ISSUED       OUTSTANDING        STOCK           STOCK         RECEIVABLE
                                                       -----------     -----------     -----------     -----------     -----------
BALANCES AT DECEMBER 31, 2002                            8,636,888       8,436,888         200,000     $ 6,509,267     $   (15,000)

Other comprehensive income:
Unrealized gains (losses) on securities, net of
Taxes and reclassification adjustment                         --              --              --              --              --



Net income for the year
Ended December 31, 2003                                       --              --              --              --              --
                                                       -----------     -----------     -----------     -----------     -----------
BALANCES AT DECEMBER 31, 2003                            8,636,888       8,436,888         200,000       6,509,267         (15,000)

Other comprehensive income:
Unrealized gains (losses) on securities, net of
Taxes and reclassification adjustment                         --              --              --              --              --
                                                       -----------     -----------     -----------     -----------     -----------

Net income for the three months
Ended March 31, 2004                                          --              --              --              --              --
                                                       -----------     -----------     -----------     -----------     -----------

BALANCES AT MARCH 31, 2004 (UNAUDITED)                   8,636,888       8,436,888         200,000     $ 6,509,267     $   (15,000)
                                                       ===========     ===========     ===========     ===========     ===========


                                                                                       ACCUMULATED
                                                                                          OTHER
                                                                                       COMPREHENSIVE
                                                        TREASURY        RETAINED          INCOME,
                                                          STOCK         EARNINGS        NET OF TAX        TOTAL
                                                       -----------     -----------     -----------     -----------

BALANCES AT DECEMBER 31, 2002                          $  (679,956)    $ 7,600,477     $(1,334,870)    $12,079,918

Other comprehensive income:
Unrealized gains (losses) on securities, net of
Taxes and reclassification adjustment                         --              --         1,491,107       1,491,107
                                                       -----------     -----------     -----------     -----------


Net income for the year
Ended December 31, 2003                                       --         2,221,939            --         2,221,939
                                                       -----------     -----------     -----------     -----------
BALANCES AT DECEMBER 31, 2003                             (679,956)      9,822,416         156,237      15,792,964

Other comprehensive income:
Unrealized gains (losses) on securities, net of
Taxes and reclassification adjustment                         --              --          (135,073)       (135,073)
                                                       -----------     -----------     -----------     -----------

Net income for the three months
Ended March 31, 2004                                          --           765,199            --           765,199
                                                       -----------     -----------     -----------     -----------

BALANCES AT MARCH 31, 2004 (UNAUDITED)                 $  (679,956)    $10,587,615     $    21,164     $16,423,090
                                                       ===========     ===========     ===========     ===========

                 See accompanying Notes to Financial Statements.

 CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED MARCH 31, 2004
                  AND 2003 AND THE YEAR ENDED DECEMBER 31, 2003

                                                                                (Unaudited)
                                                                                 March 31,                     December 31,
                                                                     ---------------------------------         ------------
                                                                         2004                 2003                 2003
                                                                     ------------         ------------         ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
      NET INCOME                                                     $    765,199         $    993,273         $  2,221,939
      Adjustments to reconcile net income to net
         cash flows from operating activities:
            Depreciation and amortization                                 155,905              165,212              688,309
            Gain (loss) on sale of marketable securities, net            (268,367)             346,556            1,293,579
            Gain on sales of assets                                          --             (1,246,287)          (1,246,287)
            Deferred income taxes                                          75,127               43,454                9,084
            (Increase) decrease in operating assets:
               Accounts receivable                                       (206,488)            (295,649)            (364,920)
               Other receivables                                            4,799                1,871             (105,516)
               Inventories                                                 16,202              (53,181)             (91,069)
               Prepaid income taxes                                       (36,852)                --               (306,171)
               Prepaid expenses and other current assets                   (4,694)              (2,693)                 485
            Increase (decrease) in operating liabilities:
               Accounts payable                                           (56,069)              58,861              155,923
               Accrued expenses                                           (82,966)             (28,941)                  72
               Income taxes payable                                          --               (148,213)            (397,907)
                                                                     ------------         ------------         ------------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                       361,796             (165,738)           1,857,521

CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchase of marketable securities                                (3,141,028)          (2,029,176)          (4,283,532)
      Sales of marketable securities                                    2,862,610              608,696            3,025,285
      Sales of assets                                                        --              1,712,659            1,712,660
      Purchases of property, plant and equipment                          (40,585)             (62,641)            (415,064)
                                                                     ------------         ------------         ------------

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                      (319,003)             229,538               39,349

CASH FLOWS FROM FINANCING ACTIVITIES:
      Repayment of notes payable                                           (7,782)              (7,732)             (30,707)
                                                                     ------------         ------------         ------------
NET CASH USED IN FINANCING ACTIVITIES                                      (7,782)              (7,732)             (30,707)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                       35,011               56,068            1,866,163

Cash and cash equivalents at the beginning of the year                  4,597,819            2,731,656            2,731,656
                                                                     ------------         ------------         ------------

CASH AND CASH EQUIVALENTS AT END OF YEAR                             $  4,632,830         $  2,787,724         $  4,597,819
                                                                     ============         ============         ============

                 See accompanying Notes to Financial Statements.

NOTES TO FINANCIAL STATEMENTS FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003
                      AND THE YEAR ENDED DECEMBER 31, 2004

These financial statements include all adjustments which, in the opinion of management, are necessary in order to make the financial statements not misleading.

NOTE 1 - NATURE OF BUSINESS

     Lifeway Foods, Inc. (the "Company") commenced operations in February 1986 and incorporated under the laws of the state of Illinois on May 19, 1986. The Company's principal business activity is the production of dairy products. Specifically, the Company produces Kefir, a drinkable product which is similar to but distinct from yogurt, in several flavors sold under the name "Lifeway's Kefir"; a plain farmer's cheese sold under the name "Lifeway's Farmer's Cheese"; a fruit sugar-flavored product similar in consistency to cream cheese sold under the name of "Sweet Kiss"; and a dairy beverage, similar to Kefir, with increased protein and calcium, sold under the name "Basics Plus." The Company also produces several soy-based products under the name "Soy Treat" and a vegetable-based seasoning under the name "Golden Zesta". The Company currently distributes its products throughout the Chicago Metropolitan area through local food stores. In addition, the product is a sold throughout the United States and in Eastern Canada. During the three month periods ended March 31, 2004 and 2003, export sales of the Company were approximately $37,050 and $123,700, respectively. The majority of the Company's revenues are derived from the sale of the Company's principal products.


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

            Revenue recognition
            -------------------
            Sales represent sales of Company-produced dairy products that are recorded at the time of shipment. In addition, shipping costs invoiced to the customers are included in net sales and the related cost in cost of sales.

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

            BANK BALANCES OF AMOUNTS REPORTED BY FINANCIAL INSTITUTIONS ARE CATEGORIZED AS FOLLOWS AT MARCH 31, 2004.

                                                    March 31,    March 31,  December 31,
                                                      2004         2003         2003
                                                  -----------  -----------  -----------
                 Amounts insured                  $   400,000  $   400,000  $   400,000
                 Uninsured and uncollateralized
                  amounts                           4,337,104    2,553,294    4,212,259
                                                  -----------  -----------  -----------
                 Total bank balances              $ 4,737,104  $ 2,953,294  $ 4,612,259
                                                  ===========  ===========  ===========

            Marketable securities
            ---------------------
            Marketable securities are classified as available-for-sale and are stated at market value. Gains and losses related to marketable securities sold are determined by the specific identification method.

            Accounts receivable
            -------------------
            Credit terms are extended to customers in the normal course of business. The Company performs ongoing credit evaluations of its customers' financial condition and generally requires no collateral.

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

            Advertising costs
            -----------------
            The Company expenses advertising costs as incurred. During the year 2003 and for the three months ended March 31, 2004 and 2003, approximately $629,500, $214,581, and $199,534, respectively, were expensed.

            Earning per common share
            ------------------------
            Earnings per common share were computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the year. During the year 2003 and the three month period ended March 31, 2004, diluted and basic earnings per share were the same, as no dilutive effect was caused by outstanding options.

NOTE 3 - MARKETABLE SECURITIES

The cost and fair value of marketable securities available for sale are as follows:

(Unaudited)                              Unrealized    Unrealized       Fair
March 31, 2004                 Cost         Gains        Losses         Value
--------------             -----------   -----------   -----------   -----------
Equities/mutual funds      $ 3,718,091   $    95,725   $   (62,081)  $ 3,751,735

Preferred securities            75,505         3,925           --         79,430
Certificates of deposit        150,000           --         (2,790)      147,210
Corporate bonds                775,010         2,524          (160)      777,374
Municipal bonds,
 maturing within five
 years                         907,244         4,544            (9)      911,779
Government agency
  obligations, maturing
  after five years             953,234           --         (5,183)      948,051
                           -----------   -----------   -----------   -----------
Total                      $ 6,579,084   $   106,718   $   (70,223)  $ 6,615,579
                           ===========   ===========   ===========   ===========


(Unaudited)                              Unrealized    Unrealized       Fair
March 31, 2003                 Cost         Gains        Losses         Value
--------------             -----------   -----------   -----------   -----------
Equities                   $ 4,156,822   $    18,162   $(1,520,517)  $ 2,654,467
Preferred securities           100,000           --         (8,000)       92,000
Municipal bonds,
  Maturing within
  five years                 2,884,703        12,659           --      2,897,362
                           -----------   -----------   -----------   -----------
Total                      $ 7,141,525   $    30,821   $(1,528,517)  $ 5,643,829
                           ===========   ===========   ===========   ===========

                                         Unrealized    Unrealized       Fair
December 31, 2003              Cost         Gains        Losses         Value
-----------------          -----------   -----------   -----------   -----------
Equities                   $ 2,326,722   $   315,348   $   (48,837)  $ 2,593,233
Preferred securities           200,505         2,985           (80)      203,410
Certificates of deposit        150,000                         --        150,000
Corporate bonds                500,005                      (1,333)      498,672
Municipal bonds,
  maturing within
  five years                 2,405,067         1,545           (10)    2,406,602
Government agency
  obligation                   450,000           689          --         450,689
                           -----------   -----------   -----------   -----------
Total                      $ 6,032,299   $   320,567   $   (50,260)  $ 6,302,606
                           ===========   ===========   ===========   ===========

Proceeds from the sale of marketable securities were $3,025,285, $2,862,610 and $608,696 during the year 2003 and for the three months ended March 31, 2004 and 2003, respectively.

Gross gains (losses) of $(1,293,579), $268,367, and $(346,556), were realized on these sales during the year 2003 and for the three months ended March 31, 2004 and 2003, respectively.

NOTE 4 - INVENTORIES

     Inventories consist of the following:

                                            (Unaudited)
                                             March 31,          December 31,
                                    -------------------------   -----------
                                        2004          2003          2003
                                    -----------   -----------   -----------
     Finished goods                 $   349,431   $   190,947   $   436,291
     Production supplies                232,432       259,715       231,376
     Raw materials                      213,507       323,022       143,905
                                    -----------   -----------   -----------
     Total inventories              $   795,370   $   773,684   $   811,572
                                    ===========   ===========   ===========

NOTE 5 - PROPERTY, PLANT, AND EQUIPMENT

     Property, plant, and equipment consist of the following:

                                                                (Unaudited)
                                            March 31,           December 31,
                                    ---------------------------------------
                                        2004          2003          2003
                                    -------------------------   -----------
     Land                           $   470,900   $   470,900   $   470,900
     Buildings and improvements       2,459,090     2,385,495     2,435,111
     Machinery and equipment          5,176,788     4,868,390     5,138,822
     Vehicles                           359,383       359,383       380,743
     Office equipment                    78,763        67,783        78,763
                                    -----------   -----------   -----------
                                      8,544,924     8,151,951     8,504,339
     Less accumulated depreciation    4,927,513     4,248,544     4,771,608
                                    -----------   -----------   -----------
                                    $ 3,617,411   $ 3,903,407   $ 3,732,731
                                    ===========   ===========   ===========

Depreciation expense during the year ended December 31, 2003 and for the three months ended March 31, 2004 and 2003 was $688,309, $155,905, and $165,212,
respectively.

NOTE 6 - NOTES PAYABLE

Notes payable consist of the following:

                                                                       (Unaudited)
                                                                        March 31,            December 31,
                                                               --------------------------    -----------
                                                                   2004           2003           2003
                                                               -----------    -----------    -----------
     Mortgage note payable to a bank, payable in monthly
     installments of $3,273 including  interest at 6.25%,
     with a balloon payment of $454,275 due September 25,
     2006. Collateralized by real estate.                          479,054        487,593        481,281

     Notes payable to finance companies, payable in monthly
     installments of $1,851, including interest at 0%, due
     November 2004. Collateralized by vehicles.                     13,962         36,180         19,517
                                                               -----------    -----------    -----------
                                                                   493,016        523,773        500,978
     Total notes payable

     Less current maturities                                        24,248         31,271         28,289
                                                               -----------    -----------    -----------
     Total long-term portion                                   $   468,768    $   492,502    $   472,509
                                                               ===========    ===========    ===========

     Maturities of notes payables are as follows:

           As of March 31,
                     2004                 $      24,248
                     2005                        10,764
                     2006                        10,256
                     2007                       447,748
                                          -------------
                     Total                $     493,016
                                          =============

NOTE 7 - PROVISION FOR INCOME TAXES

     The provision for income taxes consists of the following:


                                             (Unaudited)
                                      For the Three Months Ended    Year Ended
                                               March 31,            December 31,
                                      -----------------------------------------
                                          2004           2003           2003
                                      -----------    -----------    -----------
Current:
    Federal                           $   336,538    $   427,825    $ 1,075,623
    State                                  78,868         98,962        269,841
                                      -----------    -----------    -----------
Total current                             415,406        526,787      1,345,464
Deferred                                   75,127         43,454          9,084
                                      -----------    -----------    -----------
Provision for income taxes            $   490,533    $   570,241    $ 1,354,548
                                      ===========    ===========    ===========

A reconciliation of the provision for income taxes and the income tax computed at the statutory rate are as follows:


                                            (Unaudited)             For the
                                    For the Three Months Ended     Year Ended
                                             March 31,            December 31,
                                    --------------------------    -----------
                                        2004           2003           2003
                                    -----------    -----------    -----------
Federal income tax expense          $   396,208    $   531,594    $ 1,161,643
  computed at the statutory rate
State taxes, expense                     90,413        112,572        257,507
Temporary book/tax differences
  Depreciation                          (23,363)       (44,936)        (4,829)
   Disallowed (allowed) capital
     Losses                                 --             --         104,683
  Other than temporary reductions
     on marketable securities               --          (8,784)       (97,175)
  Other                                  27,275            --         (58,044)
Permanent book/tax differences              --         (20,205)        (9,237)
                                    -----------    -----------    -----------
Provision for income taxes          $   490,533    $   570,241    $ 1,354,548
                                    ===========    ===========    ===========

Amounts for deferred tax assets and liabilities are as follows:

                                                              (Unaudited)                For the
                                                        For the Three Months Ended      Year Ended
                                                                March 31,              December 31,
                                                       ---------------------------     -----------
                                                           2004            2003            2003
                                                       -----------     -----------     -----------
Non-current deferred tax liabilities arising from:
 Temporary differences - principally
  Book/tax, accumulated depreciation                   $  (448,590)    $  (407,920)    $  (471,953)
                                                       -----------     -----------     -----------
Current deferred tax liability arising from:
  Book/tax, unrealized gains and
    marketable securities                                  (15,072)           --          (114,070)
Current deferred tax assets arising from:
 Book/tax, capital loss carryforward                          --           617,050         104,683
 Book/tax, other                                            42,360          42,704          36,425
Less valuation allowance                                      --          (220,000)           --
                                                       -----------     -----------     -----------
 Total deferred tax assets                                  27,288         439,754          27,038
                                                       -----------     -----------     -----------
Net deferred tax asset (liability)                     $  (421,302)    $    31,834     $  (444,915)
                                                       ===========      ===========    ===========

NOTE 8 - SUPPLEMENTAL CASH FLOW INFORMATION

     Cash paid for interest and income taxes are as follows:


                                   (Unaudited)                For the
                             For the Three Months Ended      Year Ended
                                     March 31,              December 31,
                            ---------------------------     -----------
                                2004            2003            2003
                            -----------     -----------     -----------
     Interest               $     7,611     $     7,643     $    41,205
     Income taxes           $   452,000     $   675,000     $ 2,055,000


NOTE 9 - STOCK OPTION PLANS

     The Company has a registration statement on file with the Securities and Exchange Commission in connection with a Consulting Service Compensation Plan covering up to 300,000 of the Company's common stock shares. Pursuant to the Plan, the Company may issue common stock or options to purchase common stock to certain consultants, service providers, and employees of the Company. There were 234,300 shares available for issuance under the Plan at March 31 and December 31, 2003 and at March 31, 2004. The terms of this Plan do not require or permit an adjustment in the number of shares as a result of the stock split; therefore, no adjustment has been made.

     The option price, number of shares, grant date, and vesting terms are determined at the discretion of the Company's Board of Directors.

     As of December 31, 2003, March 31, 2004 and 2003, there were no stock options outstanding or exercisable.


NOTE 10 - STOCK SPLIT

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

NOTE 11 - FAIR VALUE OF FINANCIAL INSTRUMENTS

     The estimated fair value of the Company's financial instruments, none of which are held for trading purposes, are as follows at March 31, 2004:

                                                Carrying           Fair
                                                 Amount            Value
                                              ------------      ------------
     Cash and cash equivalents                $  4,632,830      $  4,632,830
     Marketable securities                    $  6,615,579      $  6,615,579
     Notes payable                            $    493,016      $    469,069

The carrying values of cash and cash equivalents, and marketable securities approximate fair values. The fair value of the notes payable is based on the discounted value of contractual cash flows. The discount rate is estimated using rates currently offered for debt with similar maturities.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

COMPARISON OF QUARTER ENDED MARCH 31, 2004 TO QUARTER ENDED MARCH 31, 2003

The following analysis should be read in conjunction with the unaudited financial statements of the Company and related notes included elsewhere in this quarterly report and the audited financial statements and Management's Discussion and Analysis contained in our Form 10-KSB, as amended by Form 10-KSB/A, for the fiscal year ended December 31, 2003.

RESULTS OF OPERATIONS

Sales increased by $626,522 (approximately 19%) to $3,935,079 during the three month period ended March 31, 2004 from $3,308,557 during the same three month period in 2003. We believe that approximately half of the 2004 increase in sales was attributable to a new customer as of June 2003, Sav-A-Lot, Ltd., which represented sales of a significant number of 8 oz. bottles of Lifeway's LaFruta line. Save-A-Lot, the 13th largest grocery chain in the United States, operates more than 1000 Sav-A-Lot and Supervalu food stores nationwide.

While sales increased by about 19%, our operating expenses increased by only about 4% to $882,029 for the current fiscal quarter from $844,621 for the same period last year. Such a small increase in operating expenses combined with a significant sales growth this quarter (as compared to the same period in 2003) resulted in an operating income increase of $315,872 (approximately 50%) to $953,852 for the three months ended March 31, 2004 from $637,980 during the same three month period in 2003.

Cost of goods sold as a percentage of sales was 53% for the three months ended March 31, 2004, compared to 55% for the same three month period in 2003. Cost of goods sold increased by $273,242 (approximately 15%) to $2,099,198 during the three month period ending March 31, 2004 from $1,825,956 during the same three month period in 2003. The price of milk, our largest cost of goods component, rose approximately 20% during this same three month period.

Income not derived from operations (or "other income") decreased by $623,654 to $301,880 during the three month period ended March 31, 2004 from $925,534 during the same three month period in 2003. During the three month period ended March 31, 2003, Lifeway recognized a one-time gain on the sale of real property in the amount of $1,246,287 offset by a loss on the sale of marketable securities, net of $346,556. In the quarter ended March 31, 2003 compared to the same three month period in 2004, the sale of the real property impacted the depreciation and amortization item and both the sale of the real property and the loss on marketable securities, net impacted income tax deferred and income tax payable items.

SOURCES AND USES OF CASH

Net cash used in financing activities was $7,782 during the quarter ended March 31, 2004, which is essentially unchanged year-over-year from $7,732 during the same period in 2003. In contrast, our operating activities during the three month period ended March 31, 2004 generated positive net cash flows of $361,796, whereas during the same period in 2003 our operating net cash flows decreased by $165,738 due to the gain on the disposition of real property and the subsequent use of all of the cash from such gain for investment in certificates of deposit and other cash equivalents.

A significant portion of our assets are held in marketable securities. The marketable securities are classified as available-for-sale on our balance sheet and thus are stated thereon at market value as of the end of the applicable period. Gains and losses on the portfolio are determined by the specific identification method. Net cash provided by investing activities decreased by $319,003 for the three months ended March 31, 2004 as compared to the increase of $229,538 during the same period in 2003. The positive net investing activity cash flow during the three month period ended March 31, 2003 was attributable to a one-time gain from the sale of real property and investment of substantially all of the proceeds of that sale in cash equivalents. However, during the three month period ended March 31, 2004, Lifeway experienced negative investing cash flows in the amount of $319,003 due to our continued efforts to move away from higher-risk securities towards large cap value, higher dividend yielding and tax-advantaged equities. Our efforts in this regard during the first calendar quarter of 2004 also are reflected by a gain of $268,367 on the sale of marketable securities evident on the Company's consolidated income statement, which appears in this quarterly report. We believe, given the current market conditions, this asset allocation strategy offers a positive risk-reward ratio for our Company.

We anticipate being able to fund the Company's foreseeable liquidity requirements internally. We continue to explore potential acquisition opportunities in our industry in order to boost sales while leveraging our distribution system to consolidate and lower costs. We anticipate closing an acquisition in 2004 or early 2005. We expect that we will be able to use our available cash and cash equivalents as funding for an acquisition of this size. We are also exploring opportunities in Eastern Canada that will meet our desire to expand sales in that region.

OTHER DEVELOPMENTS

On February 12, 2004, Lifeway's Board of Directors approved awards of an aggregate amount of 5,100 shares to be awarded under its Employee and Consulting Services and Compensation Plan to certain employees and consultants for services rendered to the Company. The stock awards were made on April 1, 2004 and have vesting periods that vary from six months to one year, depending on the individual grantee. The expense for the awards is measured as of April 1, 2004 at $20.93 per share for 5100 shares, or a total stock award expense of $106,743. This expense will be recognized as the stock awards vest beginning on October 1, 2004, which is the earliest vesting date for the awards. In this paragraph, the share numbers and per share expense have been adjusted to reflect the stock split as of March 8, 2004.

Lifeway Foods prices for all its dairy products will be increased by approximately 20% effective June 15, 2004. This price increase is in response to the rising cost of milk, new packaging costs and an overall increase in the cost of doing business. This is Lifeway's first major price increase in almost three years. Lifeway Management does not expect that this price increase will have a negative impact on its sales or gross margins as Lifeway's products are expected to continue to be comparatively less expensive (on a per ounce basis) than many of its competitors' products.

During the quarter ending June 30, 2004, the Company expects to incur a one time expense of approximately $43,000 for listing additional shares on the Nasdaq National Market System in connection with its March 2004 stock split.

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

FORWARD LOOKING STATEMENTS

In this report, in reports subsequently filed by Lifeway with the SEC on Form 10-QSB and filed or furnished on Form 8-K, and in related comments by management, our use of the words "believe," "expect," "anticipate," "estimate," "forecast," "objective," "plan," "goal," "project," "explore," "priorities/targets," and similar expressions is intended to identify forward-looking statements. While these statements represent our current judgment on what the future may hold, and we believe these judgments are reasonable, actual results may differ materially due to numerous important factors that are described in this report and other factors that may be described in subsequent reports which Lifeway may file with the SEC on Form 10-QSB and filed or furnished on Form 8-K, including but not limited to:

     o    Changes in economic conditions, commodity prices;

     o Shortages of and price increase for fuel, labor strikes or work stoppages, market acceptance of the Company's new products;

     o    Significant changes in the competitive environment;

     o    Changes in laws, regulations, and tax rates; and

     o Management's ability to achieve reductions in cost and employment levels, to realize production efficiencies and to implement capital expenditures, all at of the levels and times planned by management.


ITEM 3. CONTROLS AND PROCEDURES

     The Chief Executive Officer (who serves as the principal executive and financial officer) conducted an evaluation of the effectiveness of the Company's disclosure controls and procedures pursuant to Rule 13a-14 under the Securities Exchange Act of 1934 as of March 31, 2004. The Company has historically operated on strictly monitored cost constraints; with that perspective, the Chief Executive Officer concluded that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this quarterly report has been made known to her. However, based upon the Company's recent growth and improved cash position, as well as consultation with its auditors, management intends to implement additional procedures to improve internal controls in 2004. Specifically, an enhanced accounting software package has been identified which will permit enhanced data recording and internal reporting as well as additional on-site accounting staff and some changes to internal control procedures.

     As of the date of this quarterly report, there have been no known significant changes in internal controls or in other factors that could significantly affect these controls subject to the date of such evaluation.



                           PART II - OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES

On March 8, 2004, each issued share of the Company's common stock, no par value, split into two shares pursuant to a stock split dividend declared by the Company Board of Directors on February 12, 2004.


ITEM 5. OTHER INFORMATION

On May 13, 2004, following approval by its Audit Committee, the Company engaged Plante & Moran, PLLC ("Plante Moran") as its independent auditor following the May 1, 2004 merger of Plante Moran with the Company's former auditor, Gleeson, Sklar, Sawyers & Cumpata.

On May 17, 2004, the Company announced its financial results for the fiscal quarter ended March 31, 2004 and certain other information. A copy of the Company's press release announcing these financial results and certain other information is attached as Exhibit 99.1 hereto. The information contained in
Exhibit 99.1 hereto is being furnished, and should not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities imposed by that Section. The information contained in Exhibit 99.1 shall not be incorporated by reference into any registration statement or other document or filing under the Securities Act of 1933, as amended, except as may be expressly set forth in a specific filing. The press release filed as an exhibit to this report includes "safe harbor" language pursuant to the Private Securities Litigation Reform Act of 1995, as amended, indicating that certain statements about the Company's business and other matters contained in the press release are "forward-looking." The press release also cautions investors that "forward-looking" statements may be different from actual operating results. Finally, the press release states that a more thorough discussion of risks and uncertainties which may affect the Company's operating results is included in the Company's reports on file with the Securities and Exchange Commission.


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

31.1    Rule 13a-14(a)/15d-14(a) Certification.

32.1    Section 1350 Certification.

99.1 Press release dated May 17, 2004 regarding earnings for the quarter ended March 31, 2004.

(b) Reports on Form 8-K.

     On February 13, 2004, the Company filed a Current Report on Form 8-K with disclosures in Items 5 and 7 regarding the stock split which occurred March 8, 2004.

     On March 29, 2004, the Company filed a Current Report on Form 8-K with disclosures in Items 7 and 12 regarding the Company's results of operations and financial condition for the year ended December 31, 2003.

                                    SIGNATURE


In accordance with the requirements of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 17, 2004
                                               LIFEWAY FOODS, INC.

                                               By: /s/ Julie Smolyansky
                                               -------------------------------
                                               Julie Smolyansky
                                               Chief Executive Officer, Chief
                                               Financial and Accounting Officer,
                                               President, Treasurer and Director