Form 10QSB
period 2004-06-30
LIFEWAY FOODS INC
filed 2004-08-16
CIK 814586

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                   FORM 10-QSB


(Mark One)

   [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2004

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of August 12, 2004, the issuer had 8,438,888 shares of common stock, no par value, outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]
================================================================================

                                      INDEX


PART I - FINANCIAL INFORMATION.................................................3

    ITEM 1. FINANCIAL STATEMENTS...............................................3

     CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION AS OF
       JUNE 30, 2004 AND 2003 AND DECEMBER 31, 2003............................3
     CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE
       INCOME FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2004
       AND 2003 AND THE YEAR ENDED DECEMBER 31, 2003...........................4
     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY FOR THE SIX
       MONTHS ENDED JUNE 30, 2004 AND THE YEAR ENDED DECEMBER 31, 2003.........5
     CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED
       JUNE 30, 2004 AND 2003 AND THE YEAR ENDED DECEMBER 31, 2003.............6
     NOTES TO FINANCIAL STATEMENTS FOR THE SIX MONTHS ENDED JUNE 30,
       2004 AND 2003 AND THE YEAR ENDED DECEMBER 31, 2004......................7

    ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.........14

    ITEM 3. CONTROLS AND PROCEDURES...........................................16

PART II - OTHER INFORMATION...................................................16

    ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...............17

    ITEM 5. OTHER INFORMATION.................................................17

    ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K..................................17

SIGNATURE.....................................................................19

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

     CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION AS OF JUNE 30, 2004 AND
                           2003 AND DECEMBER 31, 2003

                                                                                  (Unaudited)
                                                                                    June 30,                     December 31,
                                                                       ---------------------------------         ------------
                                                                           2004                 2003                 2003
                                                                       ------------         ------------         ------------
ASSETS

CURRENT ASSETS
      Cash and cash equivalents                                        $  5,241,815         $  3,599,263         $  4,597,819
      Marketable securities                                               6,548,911            6,302,523            6,302,606
      Accounts receivable, net of allowance for doubtful
      accounts of $15,000                                                 1,921,537            1,730,772            1,800,141
      Other receivables                                                      63,535              165,767
                                                                                                                       87,473
      Inventories                                                           991,041              794,086              811,572
      Prepaid expenses and other current assets                                 791
                                                                                                     524                1,068
      Deferred income taxes                                                 286,334               27,038
                                                                                                                       51,480
      Prepaid income taxes                                                  376,808              306,171
                                                                       ------------         ------------         ------------
      TOTAL CURRENT ASSETS                                               15,219,589           12,777,581           14,011,905

PROPERTY, PLANT, AND EQUIPMENT, NET                                       3,531,856            3,906,075            3,732,731
                                                                       ------------         ------------         ------------

TOTAL ASSETS                                                           $ 18,751,445         $ 16,683,656         $ 17,744,636
                                                                       ============         ============         ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
      Current maturities of notes payable                              $     38,198         $     30,387         $     28,289
      Accounts payable                                                      802,035              648,998              795,321
      Accrued expenses                                                      151,667              182,947              183,600
      Income taxes payable                                                     --                693,157                 --
                                                                       ------------         ------------         ------------
      Total current liabilities                                             991,900            1,555,489            1,007,210

NOTES PAYABLE                                                               447,084              485,789              472,509

DEFERRED INCOME TAXES                                                       434,837              423,064              471,953

STOCKHOLDERS' EQUITY
      Common stock                                                        6,509,267            6,509,267            6,509,267
      Paid-in capital                                                          --                   --
                                                                                                                       28,270
      Stock subscription receivable                                          (5,000)             (15,000)             (15,000)
      Treasury stock, at cost                                              (666,366)            (679,956)            (679,956)
      Retained earnings                                                  11,019,724            9,284,833            9,822,416
      Accumulated other comprehensive income (loss), net of tax              (8,271)            (879,830)             156,237
                                                                       ------------         ------------         ------------
      TOTAL STOCKHOLDERS' EQUITY                                         16,877,624           14,219,314           15,792,964
                                                                       ------------         ------------         ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                             $ 18,751,445         $ 16,683,656         $ 17,744,636
                                                                       ============         ============         ============

                 See accompanying Notes to Financial Statements.

       CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME FOR THE
      THREE AND SIX MONTHS ENDED JUNE 30, 2004 AND 2003 AND THE YEAR ENDED
                               DECEMBER 31, 2003

                                                                    (Unaudited)                   (Unaudited)
                                                                Three Months Ended             Six Months Ended
                                                                     June 30,                      June 30,             December 31,
                                                            --------------------------    --------------------------    -----------
                                                                2004           2003           2004           2003           2003
                                                            -----------    -----------    -----------    -----------    -----------
SALES                                                       $ 4,002,093    $ 3,775,853    $ 7,937,172    $ 7,084,410    $14,877,788

Cost of goods sold                                            2,265,802      1,733,935      4,365,000      3,559,891      7,840,782
                                                            -----------    -----------    -----------    -----------    -----------

GROSS PROFIT                                                  1,736,291      2,041,918      3,572,172      3,524,519      7,037,006


Operating expenses                                            1,049,402        938,160      1,931,431      1,782,776      3,558,362
                                                            -----------    -----------    -----------    -----------    -----------

INCOME FROM OPERATIONS                                          686,889      1,103,758      1,640,741      1,741,743      3,478,644



Other income (expense):
      Interest and dividend income                               34,085         36,730         75,209         70,174         96,850
      Interest expense                                           (7,907)        (7,777)       (15,518)       (15,421)       (41,205)
      Gain (loss) on sale of marketable securities, net          40,962         15,848        309,329       (330,709)    (1,293,579)
      Gain on sale of assets                                       --             --             --        1,246,287      1,246,287
      Loss on marketable securities classified as trading       (27,758)          --          (27,758)          --             --
      Other income                                                 --             --             --             --           89,490
                                                            -----------    -----------    -----------    -----------    -----------
      Total other income (expense)                               39,382         44,801        341,262        970,331         97,843
                                                            -----------    -----------    -----------    -----------    -----------

INCOME BEFORE PROVISION FOR INCOME TAXES                        726,271      1,148,559      1,982,003      2,712,074      3,576,487

Provision for income taxes                                      294,162        457,477        784,695      1,027,718      1,354,548
                                                            -----------    -----------    -----------    -----------    -----------

NET INCOME                                                  $   432,109    $   691,082    $ 1,197,308    $ 1,684,356    $ 2,221,939
                                                            ===========    ===========    ===========    ===========    ===========
EARNINGS PER COMMON SHARE                                          0.05           0.08           0.14           0.20           0.26
                                                            ===========    ===========    ===========    ===========    ===========
WEIGHTED AVERAGE NUMBER OF
    COMMON SHARES OUTSTANDING                                 8,437,544      8,436,888      8,437,544      8,436,888      8,436,888
                                                            ===========    ===========    ===========    ===========    ===========

COMPREHENSIVE INCOME

NET INCOME                                                  $   432,109    $   691,082    $ 1,197,308    $ 1,684,356    $ 2,221,939

Other comprehensive income (loss), net of tax:
    Unrealized (gains) losses on marketable
          securities (net of tax benefits)                      (47,050)       790,315        (25,628)       821,040        212,634

     Less reclassification adjustment for (gains)
          losses included in net income
          (net of tax benefits)                                  17,615       (569,743)      (138,880)      (366,000)     1,278,473
                                                            -----------    -----------    -----------    -----------    -----------
COMPREHENSIVE INCOME                                        $   402,674    $   911,654    $ 1,032,800    $ 2,139,396    $ 3,713,046
                                                            ===========    ===========    ===========    ===========    ===========

                 See accompanying Notes to Financial Statements.

 CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY FOR THE SIX MONTHS
                        ENDED JUNE 30, 2004 AND THE YEAR
                             ENDED DECEMBER 31, 2003

                                  COMMON STOCK, NO PAR VALUE
                                      10,000,000 SHARES            #
                                          AUTHORIZED           OF SHARES
                                   ------------------------       OF                                     STOCK
                                   # OF SHARES  # OF SHARES    TREASURY       COMMON       PAID-IN    SUBSCRIPTION     TREASURY
                                      ISSUED    OUTSTANDING      STOCK        STOCK        CAPITAL     RECEIVABLE       STOCK
                                   -----------  -----------    --------    ------------    -------    ------------    ----------

BALANCES AT DECEMBER 31, 2002        8,636,888    8,436,888     200,000      $6,509,267     $  --        $(15,000)    $(679,956)

Other comprehensive income:
Unrealized gains (losses)
on securities,  net of
taxes and reclassification
adjustment                                 --           --          --              --         --             --            --


Net income for the year
Ended December 31, 2003                    --           --          --              --         --             --            --
                                   -----------  -----------    --------    ------------    -------    -----------     ----- ----

BALANCES AT DECEMBER 31, 2003        8,636,888    8,436,888     200,000      $6,509,267        --        $(15,000)    $(679,956)

Issuance of treasury stock                 --         2,000      (2,000)            --      28,270            --         13,590

Other comprehensive income:

Unrealized gains (losses)
on securities, net of
taxes and reclassification
adjustment                                 --           --          --              --         --             --            --

Payment on subscription
receivable                                 --           --          --              --         --          10,000           --

Net income for the six
months Ended June 30, 2004                 --           --          --              --         --             --            --
                                   -----------  -----------    --------    ------------    -------    -----------     ---------
BALANCES AT JUNE 30, 2004
(UNAUDITED)                          8,636,888    8,438,888     198,000      $6,509,267    $28,270        $(5,000)    $(666,366)
                                   ===========  ===========    ========    ============    =======    ===========     =========


                                                   ACCUMULATED
                                                      OTHER
                                                  COMPREHENSIVE
                                     RETAINED     INCOME (LOSS),
                                     EARNINGS      NET OF TAX         TOTAL
                                    ----------    -------------    -----------

BALANCES AT DECEMBER 31, 2002       $7,600,477     $(1,334,870)    $12,079,918

Other comprehensive income:
Unrealized gains (losses)
on securities,  net of
taxes and reclassification
adjustment                                 --        1,491,107       1,491,107


Net income for the year
Ended December 31, 2003              2,221,939             --        2,221,939
                                    ----------    ------------     -----------

BALANCES AT DECEMBER 31, 2003       $9,822,416        $156,237     $15,792,964

Issuance of treasury stock                 --              --           41,860

Other comprehensive income:

Unrealized gains (losses)
on securities, net of
taxes and reclassification
adjustment                                 --         (164,508)       (164,508)

Payment on subscription
receivable                                 --              --           10,000

Net income for the six
months Ended June 30, 2004           1,197,308             --        1,197,308
                                   -----------    ------------     -----------
BALANCES AT JUNE 30, 2004
(UNAUDITED)                        $11,019,724         $(8,271)    $16,877,624
                                   ===========    ============     ===========

                 See accompanying Notes to Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND
                    2003 AND THE YEAR ENDED DECEMBER 31, 2003

                                                                                (Unaudited)
                                                                                  June 30,                December 31,
                                                                        ----------------------------      -----------
                                                                            2004             2003             2003
                                                                        ----------------------------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
      NET INCOME                                                        $ 1,197,308      $ 1,684,356      $ 2,221,939
      Adjustments to reconcile net income to net
         cash flows from operating activities:
            Depreciation and amortization                                   315,315          340,803          688,309
            Gain (loss) on sale of marketable securities, net             (309,329)          330,709        1,293,579
            Loss on marketable securities classified as trading              27,758              --               --
            Gain on sales of assets                                             --        (1,246,287)      (1,246,287)
            Deferred income taxes                                            58,335           57,421            9,084
            (Increase) decrease in operating assets:
               Accounts receivable                                         (121,396)        (295,551)        (364,920)
               Other receivables                                             78,294           (3,284)        (105,516)
               Inventories                                                 (179,469)         (73,583)         (91,069)
               Prepaid income taxes                                         (70,637)             --          (306,171)
               Prepaid expenses and other current assets                        267              208              485
            Increase (decrease) in operating liabilities:
               Accounts payable                                               6,714            9,600          155,923
               Accrued expenses                                             (31,933)            (581)              72
               Income taxes payable                                             --           295,250         (397,907)
                                                                        -----------      -----------      -----------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                   971,227        1,099,061        1,857,521

CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchase of marketable securities                                  (5,111,087)      (4,555,562)      (4,283,532)
      Sales of marketable securities                                      4,861,951        2,867,678        3,025,285
      Sales of assets                                                           ---        1,712,659        1,712,660
      Purchases of property and equipment                                  (114,439)        (240,900)        (415,064)
                                                                        -----------      -----------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                        (363,575)        (216,125)          39,349

CASH FLOWS FROM FINANCING ACTIVITIES:
      Reissuance of treasury stock                                           41,860              --               --
      Payment on stock subscription receivable                               10,000              --               --
      Repayment of notes payable                                            (15,516)         (15,329)         (30,707)
                                                                        -----------      -----------      -----------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                          36,344          (15,329)         (30,707)
                                                                        -----------      -----------      -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                   643,996          867,607        1,866,163

Cash and cash equivalents at the beginning of the year                    4,597,819        2,731,656        2,731,656
                                                                        -----------      -----------      -----------

CASH AND CASH EQUIVALENTS AT END OF YEAR                                $ 5,241,815      $ 3,599,263      $ 4,597,819
                                                                        ===========      ===========      ===========

                 See accompanying Notes to Financial Statements.

    NOTES TO FINANCIAL STATEMENTS FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND
                    2003 AND THE YEAR ENDED DECEMBER 31, 2004


These financial statements include all adjustments which, in the opinion of management, are necessary in order to make the financial statements not misleading.

NOTE 1 - NATURE OF BUSINESS

      Lifeway Foods, Inc. (the "Company") commenced operations in February 1986 and incorporated under the laws of the state of Illinois on May 19, 1986. The Company's principal business activity is the production of dairy products. Specifically, the Company produces Kefir, a drinkable product which is similar to but distinct from yogurt, in several flavors sold under the name "Lifeway's Kefir;" a plain farmer's cheese sold under the name "Lifeway's Farmer's Cheese;" a fruit sugar-flavored product similar in consistency to cream cheese sold under the name of "Sweet Kiss;" and a dairy beverage, similar to Kefir, with increased protein and calcium, sold under the name "Basics Plus." The Company also produces several soy-based products under the name "Soy Treat" and a vegetable-based seasoning under the name "Golden Zesta." The Company currently distributes its products throughout the Chicago Metropolitan area through local food stores. In addition, the products are sold throughout the United States and Ontario, Canada. The Company also distributes some of its products internationally by exporting to Eastern Europe. During the year 2003 and for the six months ended June 30, 2004 and 2003, export sales of the Company were approximately $221,000, $37,050, and $108,857, respectively.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of the significant accounting policies applied in the preparation of the accompanying financial statements follows:

      Principles of consolidation
      ---------------------------
      The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, LFI Enterprises, Inc. All significant intercompany accounts and transactions have been eliminated.

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

      Revenue recognition
      -------------------
      Sales represent sales of Company-produced dairy products that are recorded at the time of shipment. In addition, shipping costs invoiced to the customers are included in net sales and the related costs in cost of sales.

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

      BANK BALANCES OF AMOUNTS REPORTED BY FINANCIAL INSTITUTIONS ARE CATEGORIZED AS FOLLOWS AT JUNE 30, 2004.

                                            June 30,     June 30,   December 31,
                                              2004         2003         2003
                                          -----------  -----------  -----------
      Amounts insured                     $   400,000  $   400,000  $   400,000
      Uninsured and uncollateralized
        amounts                             5,069,650    3,238,984    4,212,259
                                          -----------  -----------  -----------
      Total bank balances                 $ 5,469,650  $ 3,638,984  $ 4,612,259
                                          ===========  ===========  ===========

      Marketable securities
      ---------------------
      Marketable securities are classified as available-for-sale and trading and are stated at market value. Gains and losses related to marketable securities sold are determined by the specific identification method.

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

      Advertising costs
      -----------------
      The Company expenses advertising costs as incurred. During the year 2003 and for the six months ended June 30, 2004 and 2003, approximately $629,500, $409,461, and $327,863, respectively, were expensed.

      Earning per common share
      ------------------------
      Earnings per common share were computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the year. Because the Company has no stock options outstanding, diluted and basic earnings per share were the same during the year 2003 and the six month period ended June 30, 2004, as no dilutive effect was caused by outstanding options.

NOTE 3 - MARKETABLE SECURITIES

      The cost and fair value of marketable securities classified as available for sale and trading are as follows:

                                                                            Loss on
                                                                           Marketable
                                                                           Securities
(Unaudited)                                  Unrealized     Unrealized     Classified       Fair
June 30, 2004                   Cost           Gains          Losses       as Trading       Value
                             -----------    -----------    -----------    -----------    -----------
Equities/mutual funds        $ 3,605,678    $   113,749    $   (90,838)   $       --     $ 3,628,589
Preferred securities              75,505            820         (2,245)           --          74,080
Certificates of deposit          150,000            --          (8,460)           --         141,540

Corporate bonds                1,474,120            --         (26,309)           --       1,447,811
Municipal bonds,
 maturing within five
 years                           132,224            --            (808)           --         131,416
Government agency
 obligations, maturing
 after five years              1,153,234            --             --         (27,758)     1,125,476
                             -----------    -----------    -----------    -----------    -----------

Total                        $ 6,590,761    $   114,569    $  (128,660)   $   (27,758)   $ 6,548,912
                             ===========    ===========    ===========    ===========    ===========

                                                                            Loss on
                                                                           Marketable
                                                                           Securities
(Unaudited)                                  Unrealized     Unrealized     Classified       Fair
June 30, 2003                   Cost           Gains          Losses       as Trading       Value
-------------                -----------    -----------    -----------    -----------    -----------

Equities                     $ 4,213,620    $   157,134    $(1,285,615)   $       --     $ 3,085,139
Preferred securities             100,000          2,430            --             --         102,430
Certificates of deposit          180,000            --             (15)           --         179,985
Municipal bonds,
 Maturing within
 five years                    2,931,477          3,492            --             --       2,934,969
                             -----------    -----------    -----------    -----------    -----------
Total                        $ 7,425,097    $   163,056    $(1,285,630)   $       --     $ 6,302,523
                             ===========    ===========    ===========    ===========    ===========

                                                                            Loss on
                                                                           Marketable
                                                                           Securities
                                             Unrealized     Unrealized     Classified       Fair
December 31, 2003               Cost           Gains          Losses       as Trading       Value
-----------------            -----------    -----------    -----------    -----------    -----------

Equities                     $ 2,326,722    $   315,348    $   (48,837)     $     --     $ 2,593,233
Preferred securities             200,505          2,985            (80)           --         203,410
Certificates of deposit          150,000            --             --             --         150,000
Corporate bonds                  500,005            --          (1,333)           --         498,672
Municipal bonds,
 maturing within                                                                  --
 five years                    2,405,067          1,545            (10)                    2,406,602

Government agency obligation     450,000            689            --             --         450,689
                             -----------    -----------    -----------    -----------    -----------
Total                        $ 6,032,299    $   320,567    $ , (50,260)           --     $ 6,302,606
                             ===========    ===========    ===========    ===========    ===========

Proceeds from the sale of marketable securities were $3,025,285, $4,861,951, and $2,867,678 during the year 2003 and for the six months ended June 30, 2004 and 2003, respectively.

Gross gains (losses) of $(1,293,579), $309,329, and $(330,709), were realized on these sales during the year 2003 and for the six months ended June 30, 2004 and 2003, respectively.

NOTE 4 - INVENTORIES

      Inventories consist of the following:

                                       (Unaudited)
                                         June 30,
                                 ------------------------   December 31,
                                    2004          2003          2003
                                 ----------    ----------    ----------
      Finished goods             $  510,352    $  331,506    $  436,291
      Production supplies           244,197       266,606       231,376
      Raw materials                 236,492       195,974       143,905
                                 ----------    ----------    ----------
      Total inventories          $  991,041    $  794,086    $  811,572
                                 ==========    ==========    ==========

NOTE 5 - PROPERTY AND EQUIPMENT

      Property and equipment consist of the following:

                                              (Unaudited)
                                                June 30,
                                        ------------------------    December 31,
                                           2004          2003          2003
                                        ----------    ----------    ----------
      Land                              $  470,900    $  470,900    $  470,900
      Buildings and improvements         2,439,321     2,419,592     2,435,111
      Machinery and equipment            5,249,052     4,984,660     5,138,822
      Vehicles                             380,743       380,743       380,743
      Office equipment                      78,763        74,315        78,763
                                        ----------    ----------    ----------
                                         8,618,779     8,330,210     8,504,339
      Less accumulated depreciation      5,086,923     4,424,135     4,771,608
                                        ----------    ----------    ----------
                                        $3,531,856    $3,906,075    $3,732,731
                                        ==========    ==========    ==========

Depreciation expense during the year ended December 31, 2003 and for the six months ended June 30, 2004 and 2003 was $688,309, $315,315, and $340,803,
respectively.

NOTE 6 - NOTES PAYABLE

Notes payable consist of the following:

                                                  (Unaudited)
                                                    June 30,
                                            -----------------------  December 31
                                               2004         2003         2003
                                            ----------   ----------   ----------

      Mortgage note payable to a bank,
      payable in monthly installments
      of $3,273 including interest at
      6.25%, with a balloon payment of
      $454,275 due September 25, 2006.
      Collateralized by real estate.        $  476,874   $  485,551   $  481,281

      Notes payable to finance companies,
      payable in monthly installments of
      $1,851, including interest at 0%,
      due November 2004. Collateralized
      by vehicles.                               8,408       30,625       19,517
                                            ----------   ----------   ----------

      Total notes payable                      485,282      516,176      500,978

      Less current maturities                   38,198       30,387       28,289
                                            ----------   ----------   ----------

      Total long-term portion               $  447,084   $  485,789   $  472,509
                                            ==========   ==========   ==========

      Maturities of notes payables are as follows:

           As of June 30,
                              2004         $    38,198
                              2005              29,180
                              2006             417,904
                                           -----------
                      Total                $   485,282
                                           ===========


NOTE 7 - PROVISION FOR INCOME TAXES

      The provision for income taxes consists of the following:

                                             (Unaudited)             For the
                                      For the Six Months Ended      Year Ended
                                              June 30,             December 31,
                                     ---------------------------   ------------
                                         2004           2003           2003
                                     ------------   ------------   ------------
      Current:
          Federal                    $    591,271   $    788,330   $  1,075,623
          State                           135,089        181,967        269,841
                                     ------------   ------------   ------------
      Total current                       726,360        970,297      1,345,464
      Deferred                             58,335         57,421          9,084
                                     ------------   ------------   ------------
      Provision for income taxes     $    784,695   $  1,027,718   $  1,354,548
                                     ============   ============   ============

A reconciliation of the provision for income taxes and the income tax computed at the statutory rate are as follows:

                                              (Unaudited)            For the
                                       For the Six Months Ended     Year Ended
                                               June 30,            December 31,
                                     ---------------------------   ------------
                                         2004           2003           2003
                                     ------------   ------------   ------------
      Federal income tax expense
        computed at the statutory
        rate                         $    673,881   $    922,105   $  1,216,005
      State taxes, expense                 95,493        130,722        172,387
      Permanent book/tax differences       15,321        (25,109)       (33,844)
                                     ------------   ------------   ------------
      Provision for income taxes     $    784,695   $  1,027,718   $  1,354,548
                                     ============   ============   ============

      Amounts for deferred tax assets and liabilities are as follows:

                                                             (Unaudited)             For the
                                                       For the Six Months Ended     Year Ended
                                                               June 30,            December 31,
                                                       ------------------------     ---------
                                                          2004           2003          2003
                                                       ---------      ---------     ---------
      Non-current deferred tax liabilities
      arising from:
       Temporary differences - principally
        Book/tax, accumulated depreciation             $(434,837)     $(423,064)    $(471,953)
                                                       ---------      ---------     ---------
      Current deferred tax liability arising from:
        Book/tax, unrealized gains on
          marketable securities                             --             --        (114,070)
      Current deferred tax assets arising from:
        Book/tax, unrealized losses on
          marketable securities                            5,820        462,500          --
       Book/tax, capital loss carryforward                  --             --         104,683
       Book/tax, other                                    45,660         43,834        36,425
      Less valuation allowance                              --         (220,000)         --
                                                       ---------      ---------     ---------
       Total deferred tax assets                          51,480        286,334        27,038
                                                       ---------      ---------     ---------
      Net deferred tax asset (liability)               $(383,357)     $(136,730)    $(444,915)
                                                       =========      =========     =========


NOTE 8 - SUPPLEMENTAL CASH FLOW INFORMATION

      Cash paid for interest and income taxes are as follows:

                                    (Unaudited)           For the Year
                                 For the Six Months         Ended
                                   Ended June 30,         December 31,
                              ------------------------    ----------
                                 2004          2003          2003
                              ----------    ----------    ----------
      Interest                $   15,518    $   15,421    $   41,205
      Income taxes            $  797,687    $  675,000    $2,055,000

NOTE 9 - STOCK OPTION PLANS

      The Company has a registration statement on file with the Securities and Exchange Commission in connection with an Employee and Consulting Services and Compensation Plan covering up to 300,000 of the Company's common stock shares. Pursuant to the Plan, the Company may issue common stock or options to purchase common stock to certain consultants, service providers, and employees of the Company. There were 234,300 shares available for issuance under the Plan at June 30 and December 31, 2003 and at June 30, 2004. The terms of this Plan do not require an adjustment in the number of shares as a result of the stock split; therefore, no adjustment has been made.

      The option price, number of shares, grant date, and vesting terms are determined at the discretion of the Company's Board of Directors.

      As of December 31, 2003, June 30, 2004 and 2003, there were no stock options outstanding or exercisable.

      On February 12, 2004, Lifeway's Board of Directors approved awards of an aggregate amount of 5,100 shares to be awarded under its Employee and Consulting Services and Compensation Plan to certain employees and consultants for services rendered to the Company. The stock awards were made on April 1, 2004 and have vesting periods that vary from six months to one year, depending upon the individual grantee. The expense for the awards is measured as of April 1, 2004 at $20.93 per share for 5,100 shares, or a total stock award expense of $106,743. This expense will be recognized as the stock awards vest beginning with the recognition of $41,860 for 2,000 shares vested on April 1, 2004. An additional 2,000 shares of the total 5,100 shall vest in the third quarter of 2004.

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

NOTE 11 - FAIR VALUE OF FINANCIAL INSTRUMENTS

      The estimated fair value of the Company's financial instruments, none of which are held for trading purposes, are as follows at June 30, 2004:

                                            Carrying        Fair
                                             Amount         Value
                                          -----------    -----------
      Cash and cash equivalents           $ 5,241,815    $ 5,241,815
      Marketable securities               $ 6,548,911    $ 6,548,911
      Notes payable                       $   485,282    $   461,711

The carrying values of cash and cash equivalents, and marketable securities approximate fair values. The fair value of the notes payable is based on the discounted value of contractual cash flows. The discount rate is estimated using rates currently offered for debt with similar maturities.

NOTE 12 - SUBSEQUENT EVENTS

      On July 26, 2004 the wholly-owned subsidiary of the Company (LFI Enterprises, Inc.) purchased the assets of Ilya's Farms, Inc. for $575,600. The acquisition included approximately $64,000 of tangible assets (including certain manufacturing equipment, a delivery truck) and inventory and the recipes and manufacturing processes previously used by Ilya's Farms, Inc. As a post-closing matter, Ilya's Farms, Inc. also is expected to assign to the Company the rights to the brand name "Ilya's Farms." The Company provided a guaranty of payment for the transaction.



ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

COMPARISON OF QUARTER ENDED JUNE 30, 2004 TO QUARTER ENDED JUNE 30, 2003

The following analysis should be read in conjunction with the unaudited financial statements of the Company and related notes included elsewhere in this quarterly report and the audited financial statements and Management's Discussion and Analysis contained in our Form 10-KSB, as amended by Form 10-KSB/A, for the fiscal year ended December 31, 2003.

RESULTS OF OPERATIONS

Sales increased by $226,240 (approximately 6%) to $4,002,093 during the three month period ended June 30, 2004, from $3,775,853 during the same three month period in 2003. In the six months ended June 30, 2004, sales increased $852,762 over the same six month period in 2003. This increase was primarily attributable to continued growth in sales of Lifeway's products to existing customers. In June 2003, Lifeway's new customer Sav-A-Lot placed its initial orders of Lifeway's products in order to stock its shelves. Therefore, the initial Sav-A-Lot orders were substantially larger than the re-stocking orders Lifeway received and fulfilled during the three months ended June 30, 2004. Save-A-Lot, the 13th largest grocery chain in the United States, operates more than 1,000 Sav-A-Lot and Supervalu food stores nationwide.

Cost of goods sold as a percentage of sales was 56% for the three months ended June 30, 2004, compared to 46% for the same three month period in 2003. Cost of goods sold increased by $531,867 to $2,265,802 during the three month period ending June 30, 2004 (approximately 31%) from $1,733,935 during the same three month period in 2003. In the six months ended June 30, 2004, cost of goods sold increased $805,109 (approximately 23%) over the same six month period in 2003. The price of milk, our largest cost of goods component, rose approximately 80% during this same six month period. The largest component of the increase in the cost of goods sold during the first six months of 2004 was a milk price increase of approximately 110% during the three months ended June 30, 2004

Lifeway anticipates improved gross profit margins for the balance of 2004 as the price of milk has sharply declined in July and thus far in August 2004, and expects milk prices to continue to decline to levels seen in periods prior to this one.

Operating expenses increased approximately 12% during the three month period ended June 30, 2004 compared to the same three month period in 2003. For the six month period ended June 30, 2004, operating expenses increased approximately 8.3% compared to the same six month period in 2003. This increase is primarily attributable to two expenses: (1) a $41,860 expense recognized in connection with the vesting in the second quarter 2004 of 2,000 shares (valued at $20.93 per share at the time of grant) of a total of 5,100 shares of Company stock granted to Lifeway employees on February 12, 2004 and (2) a one-time expense of approximately $42,185 to list additional Company shares on The Nasdaq Stock Market following the stock split declared by Lifeway's Board of Directors on February 12, 2004. The $41,860 stock grant expense is also accounted for as a positive cash flow associated with the reissuance of treasury stock for the purposes of employee equity awards, as discussed below. Lifeway will recognize the same expense in the third quarter of 2004 due to the vesting of a further 2,000 shares of the total 5,100 shares awarded.

Net income decreased approximately 38% during the three month period ended June 30, 2004 compared to the same three month period in 2003. This decreased is primarily attributable to the increase in the cost of goods sold due to the 110% increase in the price of milk discussed above. In the six month period ended June 30, 2004, net income decreased approximately 29% compared to the same six month period in 2003. This decrease is primarily attributable to the fact that in 2003 Lifeway had a one-time gain from the sale of property of $1,246,287.

SOURCES AND USES OF CASH

A significant portion of our assets are held in marketable securities. The majority of our marketable securities are classified as available-for-sale on our balance sheet, while the mortgage-backed securities are classified as trading. All of these securities are stated thereon at market value as of the end of the applicable period. Gains and losses on the portfolio are determined by the specific identification method. Net cash used in investing activities increased by $363,575 for the six months ended June 30, 2004 as compared to the increase of $216,125 during the same period in 2003. The increase in the negative net investing activity cash flow during the six month period ended June 30, 2004 relative to the same period in 2003 was attributable to the recognition in 2003 of a one-time gain from the sale of real property and investment of substantially all of the proceeds of that sale in cash equivalents, thus providing positive cash flow from investing. During the six month period ended June 30, 2004, Lifeway experienced negative cash flows from investing in the amount of $363,575 due to our continued efforts to move away from higher-risk securities towards large cap value, higher dividend yielding and tax-advantaged equities. Our efforts in this regard during the first two calendar quarters of 2004 also are reflected in a gain of $309,329 on the sale of marketable securities. We believe, given the current market conditions, this asset allocation strategy offers a positive risk-reward ratio for our Company.

OTHER DEVELOPMENTS

On February 12, 2004, Lifeway's Board of Directors approved awards of an aggregate amount of 5,100 shares to be awarded under its Employee and Consulting Services and Compensation Plan to certain employees and consultants for services rendered to the Company. The stock awards were made on April 1, 2004 and have vesting periods that vary from six months to one year, depending upon the individual grantee. The expense for the awards is measured as of April 1, 2004 at $20.93 per share for 5,100 shares, or a total stock award expense of $106,743. This expense will be recognized as the stock awards vest beginning with the recognition of $41,860 for 2,000 shares vested on April 1, 2004. An additional 2,000 shares of the total 5,100 shall vest in the third quarter of 2004. In this paragraph, the share numbers and per share expense have been adjusted to reflect the stock split as of March 8, 2004. The vesting of certain of the restricted stock awards had the effect of positively impacting financing activities because the shares were awarded out of treasury shares. The stock award was recognized as a $41,860 expense ($20.93 per share, reflecting fair market value on the date of grant) but also is treated as a positive cash flow from financing activities because it was a reissuance of treasury shares.

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


ITEM 3. CONTROLS AND PROCEDURES

The Chief Executive Officer (who serves as the principal executive and financial officer) conducted an evaluation of the effectiveness of the Company's disclosure controls and procedures pursuant to Rule 13a-14 under the Securities Exchange Act of 1934 as of June 30, 2004. The Company has historically operated on strictly monitored cost constraints; with that perspective, the Chief Executive Officer concluded that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this quarterly report has been made known to her. However, based upon the Company's recent growth and improved cash position, as well as consultation with its auditors, management intends to implement additional procedures to improve internal controls in 2004. Specifically, an enhanced accounting software package has been identified which will permit enhanced data recording and internal reporting as well as additional on-site accounting staff and some changes to internal control procedures.

As of the date of this quarterly report, there have been no known significant changes in internal controls or in other factors that could significantly affect these controls subject to the date of such evaluation.

                           PART II - OTHER INFORMATION


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On June 12, 2004, Lifeway held its annual meeting of shareholders of record as of April 13, 2004. The shareholders voted to elect Lifeway's directors and to ratify the appointment of Plante & Moran, PLLC as the Company's independent auditors for 2004. The results of the shareholder vote were as follows:

MATTER VOTED UPON                            VOTES IN FAVOR     VOTES WITHHELD     ABSTENTIONS
------------------------------------------   --------------     --------------     -----------
(1)  ELECTION OF DIRECTORS
            Ludmila Smolyansky                 8,193,820            50,868             N/A
            Julie Smolyansky                   8,200,120            44,568             N/A
            Pol Sikar                          8,195,377            49,311             N/A
            Rick D. Salm                       8,201,377            43,311             N/A
            Renzo Bernardi                     8,195,377            49,311             N/A
            Thomas Kunz                        8,201,377            43,311             N/A

(2)  RATIFICATION OF PLANTE & MORAN, PLLC      6,480,163            36,707          1,727,818


ITEM 5. OTHER INFORMATION

On July 1, 2004, Thomas Kunz resigned from the board of directors of Lifeway. Mr. Kunz was also the President of Danone Foods, Inc. ("Danone") and has been a director pursuant to the terms of that certain Stockholders Agreement dated as of October 1, 1999 among Danone, Lifeway and certain individual Lifeway stockholders (the "Stockholders Agreement"). Under the Stockholders Agreement, Danone is entitled to designate one of the directors on the Lifeway board. Effective July 1, 2004, Mr. Kunz ceased to be the President of Danone, Inc. and was no longer designated to represent Danone on the Lifeway board of directors. Danone has designated its new President, Juan Carlos, to occupy the board seat formerly held by Mr. Kunz. Accordingly, the Lifeway board of directors has approved Mr. Carlos to fill the vacancy on the board created as a result of Mr. Kunz's resignation.

On August 16, 2004, the Company announced its financial results for the fiscal quarter ended June 30, 2004 and certain other information. A copy of the Company's press release announcing these financial results and certain other information is attached as Exhibit 99.1 hereto. The information contained in
Exhibit 99.1 hereto is being furnished, and should not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities imposed by that Section. The information contained in Exhibit 99.1 shall not be incorporated by reference into any registration statement or other document or filing under the Securities Act of 1933, as amended, except as may be expressly set forth in a specific filing. The press release filed as an exhibit to this report includes "safe harbor" language pursuant to the Private Securities Litigation Reform Act of 1995, as amended, indicating that certain statements about the Company's business and other matters contained in the press release are "forward-looking." The press release also cautions investors that "forward-looking" statements may be different from actual operating results. Finally, the press release states that a more thorough discussion of risks and uncertainties which may affect the Company's operating results is included in the Company's reports on file with the Securities and Exchange Commission.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

Exhibit    Description
Number

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

31.1       Rule 13a-14(a)/15d-14(a) Certification.

32.1       Section 1350 Certification.

99.1 Press release dated August 16, 2004 regarding earnings for the quarter ended June 30, 2004.

(b) Reports on Form 8-K.

      On June 3, 2004, the Company filed a Current Report on Form 8-K with disclosures in Items 4 and 7 regarding the merger of the Company's certifying accountant, Gleeson, Sklar, Sawyers & Cumpata, LLP, into Plante & Moran, PLLC on May 13, 2004.

      On June 10, 2004 and June 15, 2004, the Company filed amendments on Forms 8-K/A to its Current Report on Form 8-K filed on June 3, 2004 with amendments to its disclosures in Item 4 regarding the merger of the Company's certifying accountant, Gleeson, Sklar, Sawyers & Cumpata, LLP, into Plante & Moran, PLLC on May 13, 2004.

                                    SIGNATURE


In accordance with the requirements of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Date: August 16, 2004
                                       LIFEWAY FOODS, INC.

                                       By: /s/ Julie Smolyansky
                                       ------------------------------
                                       Julie Smolyansky
                                       Chief Executive Officer, Chief Financial
                                       and Accounting Officer, President,
                                       Treasurer and Director