Form 10QSB
period 2004-09-30
LIFEWAY FOODS INC
filed 2004-11-15
CIK 814586

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                   FORM 10-QSB


(Mark One)

   [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended September 30, 2004

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of November 12, 2004, the issuer had 8,440,888 shares of common stock, no par value, outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]
================================================================================

                                      INDEX


PART I - FINANCIAL INFORMATION.................................................3

    ITEM 1. FINANCIAL STATEMENTS...............................................3

     CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION AS OF
       SEPTEMBER 30, 2004 AND 2003 AND DECEMBER 31, 2003.......................3
     CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE
       INCOME FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2004
       AND 2003 AND THE YEAR ENDED DECEMBER 31, 2003...........................4
     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY FOR THE NINE
       MONTHS ENDED SEPTEMBER 30, 2004 AND THE YEAR ENDED DECEMBER 31, 2003....5
     CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED
       SEPTEMBER 30, 2004 AND 2003 AND THE YEAR ENDED DECEMBER 31, 2003........6
     NOTES TO FINANCIAL STATEMENTS FOR THE NINE MONTHS ENDED SEPTEMBER 30,
       2004 AND 2003 AND THE YEAR ENDED DECEMBER 31, 2003......................7

PART II - OTHER INFORMATION...................................................14

    ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.........14

    ITEM 3. CONTROLS AND PROCEDURES...........................................16

    ITEM 6. EXHIBITS .........................................................16

SIGNATURE.....................................................................18

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

           CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION AS OF SEPTEMBER 30, 2004 AND 2003 AND DECEMBER 31, 2003

                                                                                (Unaudited)
                                                                               September 30,                  December 31,
                                                                    ---------------------------------         ------------
                                                                        2004                 2003                 2003
                                                                    ------------         ------------         ------------
ASSETS
------
CURRENT ASSETS
   Cash and cash equivalents                                        $  5,348,135         $  4,246,835         $  4,597,819
   Marketable securities                                               6,727,867            6,272,488            6,302,606
   Accounts receivable, net of allowance for doubtful
      accounts of $15,000 at September 30, 2004 and
      2003 and December 31, 2003                                       1,943,032            1,878,129            1,800,141
   Other receivables                                                      80,582               57,537              165,767
   Inventories                                                           915,951              875,472              811,572
   Prepaid expenses and other current assets                               8,344                  932                  791
   Deferred income taxes                                                  90,937              240,208               27,038
   Prepaid income taxes                                                   68,042                 --                306,171
                                                                    ------------         ------------         ------------
   TOTAL CURRENT ASSETS                                               15,182,890           13,571,601           14,011,905

PROPERTY AND EQUIPMENT, NET                                            3,482,524            3,805,183            3,732,731

INTANGIBLE ASSETS                                                        511,800                 --                   --
                                                                    ------------         ------------         ------------

TOTAL ASSETS                                                        $ 19,177,214         $ 17,376,784         $ 17,744,636
                                                                    ============         ============         ============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
CURRENT LIABILITIES
   Current maturities of notes payable                              $     11,716         $     30,521         $     28,289
   Accounts payable                                                      701,145              771,306              795,321
   Accrued expenses                                                      186,591               94,237              183,600
   Income taxes payable                                                     --                647,265                 --
                                                                    ------------         ------------         ------------
   TOTAL CURRENT LIABILITIES                                             899,452            1,543,329            1,007,210

NOTES PAYABLE                                                            465,796              478,024              472,509

DEFERRED INCOME TAXES                                                    426,895              398,788              471,953

STOCKHOLDERS' EQUITY
   Common stock                                                        6,509,267            6,509,267            6,509,267
   Paid-In-Capital                                                        56,540                 --
   Stock subscription receivable                                          (5,000)             (15,000)             (15,000)
   Treasury stock, at cost                                              (652,776)            (679,956)            (679,956)
   Retained earnings                                                  11,534,832            9,991,674            9,822,416
   Accumulated other comprehensive income (loss), net of tax             (57,792)            (849,342)             156,237
                                                                    ------------         ------------         ------------
   TOTAL STOCKHOLDERS' EQUITY                                         17,385,071           14,956,643           15,792,964
                                                                    ------------         ------------         ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $ 19,177,214         $ 17,376,784         $ 17,744,636
                                                                    ============         ============         ============


   CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2004
                                     AND 2003 AND THE YEAR ENDED DECEMBER 31, 2003

                                                  (Unaudited)                     (Unaudited)
                                               Three Months Ended              Nine Months Ended           Year Ended
                                                  September 30,                   September 30,           December 31,
                                          ----------------------------    ----------------------------    ------------
                                              2004            2003            2004            2003            2003
                                          ------------    ------------    ------------    ------------    ------------
SALES                                     $  4,138,606    $  3,837,100    $ 12,075,778    $ 10,921,510    $ 14,877,788
Cost of goods sold                           2,239,553       1,907,802       6,604,554       5,467,692       7,840,782
                                          ------------    ------------    ------------    ------------    ------------
GROSS PROFIT                                 1,899,053       1,929,298       5,471,224       5,453,818       7,037,006
Operating expenses                           1,157,906         871,192       3,089,336       2,653,974       3,558,362
                                          ------------    ------------    ------------    ------------    ------------
INCOME FROM OPERATIONS                         741,147       1,058,106       2,381,888       2,799,844       3,478,644
Other income (expense):
   Interest and dividend income                 49,689          24,595         124,897          94,769          96,850
   Interest expense                             (7,584)         (7,743)        (23,103)        (23,164)        (41,205)
   Gain (loss) on sale of marketable
   securities, net                              12,386          39,711         321,716        (293,348)     (1,293,579)
   Gain on sale of assets                         --              --              --         1,246,287       1,246,287
   Gain (loss) on marketable securities
   classified as trading                        15,681            --           (12,077)           --              --
   Other income                                   --              --              --              --            89,490
                                          ------------    ------------    ------------    ------------    ------------
   Total other income                           70,172          56,563         411,433       1,024,544          97,843
                                          ------------    ------------    ------------    ------------    ------------
INCOME BEFORE PROVISION FOR
   INCOME TAXES                                811,319       1,114,669       2,793,321       3,824,388       3,576,487
Provision for income taxes                     296,210         405,473       1,080,905       1,433,191       1,354,548
                                          ------------    ------------    ------------    ------------    ------------

NET INCOME                                $    515,109    $    709,196    $  1,712,416    $  2,391,197    $  2,221,939
                                          ============    ============    ============    ============    ============

EARNINGS PER COMMON SHARE                         0.06            0.08            0.20            0.28            0.26
                                          ============    ============    ============    ============    ============
WEIGHTED AVERAGE SHARES
  OUTSTANDING                                8,440,207       8,436,888       8,438,433       8,436,888       8,436,888
                                          ============    ============    ============    ============    ============
COMPREHENSIVE
  INCOME
NET INCOME                                $    515,109    $    709,196    $  1,712,416    $  2,391,197    $  2,221,939
Other comprehensive income (loss),
   net of tax:
   Unrealized gains (losses) on
     marketable securities
     (net of tax benefits)                     (11,245)         33,092         (25,827)      1,076,482         212,634
   Less reclassification adjustment
       for (gains) losses
      included in net income
      (net of tax benefits)                     (5,140)         (4,954)       (188,202)       (370,954)      1,278,473
                                          ------------    ------------    ------------    ------------    ------------
COMPREHENSIVE INCOME                      $    498,724    $    737,334    $  1,498,387    $  3,096,725    $  3,713,046
                                          ============    ============    ============    ============    ============


           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS EQUITY FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004
                                            AND THE YEAR ENDED DECEMBER 31, 2003

                                         COMMON STOCK, NO PAR
                                                  VALUE
                                           10,000,000 SHARES            # OF
                                               AUTHORIZED              SHARES
                                       --------------------------        OF                          PAID         STOCK
                                       # OF SHARES    # OF SHARES      TREASURY       COMMON          IN       SUBSCRIPTION
                                         ISSUED       OUTSTANDING       STOCK          STOCK        CAPITAL     RECEIVABLE
                                       -----------    -----------    -----------    -----------   -----------   -----------
BALANCES AT DECEMBER 31, 2002            8,636,888      8,436,888        200,000    $ 6,509,267   $      --     $   (15,000)


Other comprehensive income:
     Unrealized gains (losses) on
     securities, net of taxes
     and reclassification adjustment          --             --             --             --            --            --

Net income for the year
  ended December 31, 2003                     --             --             --             --            --            --
                                       -----------    -----------    -----------    -----------   -----------   -----------

BALANCES AT DECEMBER 31, 2003            8,636,888      8,436,888        200,000    $ 6,509,267   $      --     $   (15,000)


Issuance of treasury stock                   4,000          4,000         (4,000)          --          56,540          --

Other comprehensive income:
     Unrealized gains (losses) on
     securities, net of
     taxes and reclassification           (214,029)      (214,029)
     adjustment                               --             --             --             --

Payment on subscription
  receivable                                  --             --             --             --            --          10,000

Net income for the nine months
  ended September 30, 2004                    --             --             --             --            --            --
                                       -----------    -----------    -----------    -----------   -----------   -----------

BALANCES AT SEPTEMBER 30,
2004 (UNAUDITED)                         8,640,888      8,440,888        196,000    $ 6,509,267   $    56,540   $    (5,000)
                                       ===========    ===========    ===========    ===========   ===========   ===========

                                                                    ACCUMULATED
                                                                       OTHER
                                                                   COMPREHENSIVE
                                         TREASURY      RETAINED    INCOME (LOSS),
                                          STOCK        EARNINGS     NET OF TAX        TOTAL
                                       -----------    -----------   -----------    -----------

BALANCES AT DECEMBER 31, 2002          $  (679,956)   $ 7,600,477   $(1,334,870)   $12,079,918


Other comprehensive income:
     Unrealized gains (losses) on
     securities, net of taxes
     and reclassification adjustment          --             --       1,491,107      1,491,107

Net income for the year
  ended December 31, 2003                     --        2,221,939          --        2,221,939
                                       -----------    -----------   -----------    -----------

BALANCES AT DECEMBER 31, 2003          $  (679,956)   $ 9,822,416   $   156,237    $15,792,964


Issuance of treasury stock                  27,180           --            --           83,720

Other comprehensive income:
     Unrealized gains (losses) on
     securities, net of
     taxes and reclassification
     adjustment                               --             --            --             --

Payment on subscription
  receivable                                  --             --            --           10,000

Net income for the nine months
  ended September 30, 2004                    --        1,712,416          --        1,712,416
                                       -----------    -----------   -----------    -----------

BALANCES AT SEPTEMBER 30,
2004 (UNAUDITED)                       $  (652,776)   $11,534,832   $   (57,792)   $17,385,071
                                       ===========    ===========   ===========    ===========

  CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003 AND THE YEAR ENDED
                                                DECEMBER 31, 2003

                                                                          (Unaudited)
                                                                        Nine Months Ended            Year Ended
                                                                          September 30,              December 31,
                                                                 ------------------------------      ------------
                                                                     2004              2003              2003
                                                                 ------------      ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   NET INCOME                                                    $  1,712,416      $  2,391,197      $  2,221,939
   Adjustments to reconcile net income to net
      cash flows from operating activities:
        Depreciation and amortization                                 474,876           514,523           688,309
        (Gain) loss on sale of marketable securities, net            (321,716)          293,348         1,293,579
        Loss on marketable securities classified as trading            12,077              --                --
        Gain on sale of assets                                           --          (1,246,287)       (1,246,287)
        Deferred income taxes                                          45,779            31,466             9,084
        (Increase) decrease in operating assets:
           Accounts receivable                                       (142,891)         (442,908)         (364,920)
           Other receivables                                           85,184             2,714          (105,516)
           Inventories                                               (104,379)         (154,969)          (91,069)
           Prepaid income taxes                                       238,129               344          (306,171)
           Prepaid expenses and other current assets                   (7,553)             --                 485
        Increase (decrease) in operating liabilities:
           Accounts payable                                           (94,176)          131,908           155,923
           Accrued expenses                                             2,991           (89,291)               72
           Income taxes payable                                          --             249,358          (397,907)
                                                                 ------------      ------------      ------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                           1,900,737         1,681,403         1,857,521

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of marketable securities                              (5,790,781)       (6,913,611)       (4,283,532)
   Sales of marketable securities                                   5,306,395         5,371,415         3,025,285
   Sales of assets                                                       --           1,712,660         1,712,660
   Purchases of property and equipment                               (224,669)         (313,728)         (415,064)
   Acquisition of Ilya's Farms, Inc., net of assets acquired         (511,800)             --                --
                                                                 ------------      ------------      ------------
   NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES             (1,220,855)         (143,264)           39,349

CASH FLOWS FROM FINANCING ACTIVITIES:
   Issuance of treasury stock                                          83,720              --                --
   Receipt of stock subscription receivable                            10,000              --                --
   Repayment of notes payable                                         (23,286)          (22,960)          (30,707)
                                                                 ------------      ------------      ------------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                    70,434           (22,960)          (30,707)
                                                                 ------------      ------------      ------------
NET INCREASE IN CASH AND CASH EQUIVALENTS                             750,316         1,515,179         1,866,163
Cash and cash equivalents at the beginning of the period            4,597,819         2,731,656         2,731,656
                                                                 ------------      ------------      ------------
CASH AND CASH EQUIVALENTS AT END OF THE PERIOD                   $  5,348,135      $  4,246,835      $  4,597,819
                                                                 ============      ============      ============

NOTES TO FINANCIAL STATEMENTS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003 AND THE YEAR ENDED DECEMBER 31, 2003.

Note 1 - NATURE OF BUSINESS

     Lifeway Foods, Inc. (The "Company") commenced operations in February 1986 and incorporated under the laws of the state of Illinois on May 19, 1986. The Company's principal business activity is the production of dairy products. Specifically, the Company produces Kefir, a drinkable product which is similar to but distinct from yogurt, in several flavors sold under the name "Lifeway's Kefir;" a plain farmer's cheese sold under the name "Lifeway's Farmer's Cheese;" a fruit sugar-flavored product similar in consistency to cream cheese sold under the name of "Sweet Kiss;" and a dairy beverage, similar to Kefir, with increased protein and calcium, sold under the name "Basics Plus." The Company also produces several soy-based products under the name "Soy Treat" and a vegetable-based seasoning under the name "Golden Zesta." The Company currently distributes its products throughout the Chicago Metropolitan area through local food stores. In addition, the products are sold throughout the United States by distributors. The Company also distributes some of its products internationally by exporting to Eastern Europe. During the year 2003 and for the nine months ended September 30, 2004 and 2003, export sales of the Company were approximately $221,000, $37,050, and $164,282, respectively.

     On September 30, 1992, the Company formed a wholly owned subsidiary corporation, LFI Enterprises, Inc., (LFIE) incorporated in the state of Illinois. LFIE was formed for the purpose of operating a "Russian" theme restaurant and supper club on property acquired by the Company on October 9, 1992. The restaurant/supper club commenced operations in late November 1992. As of July 2001, the restaurant/supper club terminated all operations. In January 2003, the Company sold the building and the land that housed LFIE for $1,712,659 and recognized a gain of $1,246,287 on this transaction. On July 23, 2004, LFIE acquired certain assets and inventory of Ilya's Farms, Inc., a Pennsylvania corporation, for a total purchase consideration of $575,600. The asset acquisition transaction between LFIE and Ilya's Farms, Inc. included approximately $64,000 of tangible assets (including certain manufacturing equipment, a delivery truck and inventory) as well as the brand name "Ilya's Farms" and the recipes and manufacturing processes previously used by Ilya's Farms, Inc. At present, LFIE manufactures and distributes certain cream cheese products under the brand name "Ilya's Farms" in the Philadelphia, Pennsylvania metropolitan area.

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

          Bank balances of amounts reported by financial institutions are categorized as follows:

                                                                 (Unaudited)
                                                                September 30,          December 31,
                                                          -------------------------     ----------
                                                             2004           2003           2003
                                                          ----------     ----------     ----------
               Amounts insured                            $  500,000     $  400,000     $  400,000
               Uninsured and uncollateralized amounts      5,041,913      4,029,060      4,212,259
                                                          ----------     ----------     ----------
               Total bank balances                        $5,541,913     $4,429,060     $4,612,259
                                                          ==========     ==========     ==========

          Marketable securities
          ---------------------
          Marketable securities are classified as both available-for-sale and as trading, depending on the type of security and management's intent, and are stated at market value. Gains and losses related to marketable securities sold are determined by the specific identification method.

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

          Property and equipment are being depreciated over the following useful lives:

                       Category                                  Years
                 ---------------------------                  -----------
                 Buildings and improvements                    31 and 39
                 Machinery and equipment                        5 - 12
                 Office equipment                                5 - 7
                 Vehicles                                          5

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

          Advertising costs
          -----------------
          The Company expenses advertising costs as incurred. During the year 2003 and for the nine months ended September 30, 2004 and 2003, approximately $629,500, $619,852, and $488,656, respectively, were expensed.

          Earning per common share
          ------------------------
          Earnings per common share were computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the year. For each of 2004 and 2003, diluted and basic earnings per share were the same, respectively, as the effect of dilutive securities options outstanding was not significant.

Note 3 - MARKETABLE SECURITIES

      The cost and fair value of marketable securities classified as available for sale and trading are as follows:

                                                                           Loss on
                                                                         Marketable
                                                                         Securities
                                           Unrealized     Unrealized    Classified as       Fair
September 30, 2004             Cost          Gains          Losses         Trading          Value
------------------          ----------     ----------     ----------      ----------      ----------

Equities/Mutual Funds       $3,713,163     $  101,144     $ (188,299)     $     --        $3,626,008
Preferred Securities            75,505          1,825           --              --            77,330
Certificates of Deposit        150,000           --           (7,440)           --           142,560
Corporate Bonds              1,614,275           --           (8,177)           --         1,606,098
Municipal bonds,
  maturing within five
  years                        132,224          2,490           --              --           134,714
Government agency
  obligations, maturing
  after five years           1,153,234           --             --           (12,077)      1,141,157
                            ----------     ----------     ----------      ----------      ----------
Total                       $6,838,401     $  105,459     $ (203,916)     $  (12,077)     $6,727,867
                            ==========     ==========     ==========      ==========      ==========

                                                                           Loss on
                                                                         Marketable
                                                                         Securities
                                           Unrealized     Unrealized    Classified as       Fair
September 30, 2003             Cost          Gains          Losses         Trading          Value
------------------          ----------     ----------     ----------      ----------      ----------

Equities                    $4,253,095     $  192,142     $(1,199,398)    $     --        $3,245,839
Preferred securities           150,505            700            (25)           --           151,180
Corporate Bonds                475,005            444           --              --           475,449
Municipal bonds,
  maturing within
  five years                 2,406,478            401         (6,859)           --         2,400,020
                            ----------     ----------     ----------      ----------      ----------
Total                       $7,285,083     $  193,687     $(1,206,282)    $     --        $6,272,488
                            ==========     ==========     ==========      ==========      ==========

                                                                           Loss on
                                                                         Marketable
                                                                         Securities
                                           Unrealized     Unrealized    Classified as       Fair
December 30, 2003              Cost          Gains          Losses         Trading          Value
-----------------           ----------     ----------     ----------      ----------      ----------
Equities                    $2,326,722     $  315,348     $  (48,837)     $     --        $2,593,233
Preferred securities           200,505          2,985            (80)           --           203,410
Certificates of Deposit        150,000           --             --              --           150,000

Corporate Bonds                500,005           --           (1,333)           --           498,672
Municipal bonds,
  maturing within
  five years                 2,405,067          1,545            (10)           --         2,406,602
Government agency
  obligation                   450,000            689           --              --           450,689
                            ----------     ----------     ----------      ----------      ----------
Total                       $6,032,299     $  320,567     $  (50,260)     $     --        $6,302,606
                            ==========     ==========     ==========      ==========      ==========

          Proceeds from the sale of marketable securities were $3,025,285, $5,306,395, and $5,371,416 during the year 2003 and for the nine months ended September 30, 2004 and 2003, respectively.

          Gross gains (losses) of $(1,293,579), $321,716, and $(293,348), were realized on these sales during the year 2003 and for the nine months ended September 30, 2004 and 2003, respectively.

Note 4 - INVENTORIES

      Inventories consist of the following:

                                                   (Unaudited)
                                                  September 30,          December 31,
                                            -------------------------     ----------
                                               2004           2003           2003
                                            ----------     ----------     ----------
          Finished goods                    $  386,700     $  398,548     $  436,291
          Production supplies                  308,766        283,212        231,376
          Raw materials                        220,485        193,712        143,905
                                            ----------     ----------     ----------
          Total inventories                 $  915,951     $  875,472     $  811,572
                                            ==========     ==========     ==========

Note 5 - PROPERTY AND EQUIPMENT

          Property and equipment consist of the following:

                                                   (Unaudited)
                                                  September 30,          December 31,
                                            -------------------------     ----------
                                               2004           2003           2003
                                            ----------     ----------     ----------
          Land                              $  470,900     $  470,900     $  470,900
          Buildings and improvements         2,453,681      2,423,812      2,435,111
          Machinery and equipment            5,316,766      5,049,938      5,138,822

                                                   (Unaudited)
                                                  September 30,          December 31,
                                            -------------------------     ----------
                                               2004           2003           2003
                                            ----------     ----------     ----------
          Vehicles                             408,898        380,743        380,743
          Office equipment                      78,763         77,645         78,763
                                            ----------     ----------     ----------
                                             8,729,008      8,403,038      8,504,339
          Less accumulated depreciation      5,246,484      4,597,855      4,771,608
                                            ----------     ----------     ----------
                                            $3,482,524     $3,805,183     $3,732,731
                                            ==========     ==========     ==========

          Depreciation expense during the year ended December 31, 2003 and for the nine months ended September 30, 2004 and 2003 was $688,309, $474,876, and $514,523, respectively.

Note 6 - NOTES PAYABLE

          Notes payable consist of the following:

                                                 (Unaudited)
                                                September 30,       December 31,
                                            ---------------------     --------
                                              2004         2003         2003
                                            --------     --------     --------
          Mortgage note payable to a
          bank, payable in monthly
          installments of $3,273
          including interest at 6.25%,
          with a balloon payment of
          $454,275 due September 25,
          2006. Collateralized by real
          estate                            $474,659     $483,474     $481,281


          Notes payable to finance
          companies, payable in monthly
          installments of $1,851,
          including interest at 0%, due
          November 2004. Collateralized
          by vehicles                          2,853       25,071       19,517
                                            --------     --------     --------

            Total notes payable              477,512      508,545      500,798

            Less current maturities           11,716       30,521       28,289
                                            --------     --------     --------
                                            $465,796     $478,024     $472,509
            Total long-term portion
                                            ========     ========     ========

          Maturities of notes payables are as follows:

           As of September 30,

                       2005               $    11,716
                       2006                   465,796
                                          -----------
                       Total              $   477,512
                                          ===========

Note 7 - PROVISION FOR INCOME TAXES

          The provision for income taxes consists of the following:

                                             (Unaudited)               For the
                                       For the Nine Months Ended     Year Ended
                                             September 30,          December 31,
                                       -------------------------     ----------
                                          2004           2003           2003
                                       ----------     ----------     ----------
          Current:
              Federal                  $  841,895     $1,139,107     $1,075,623
              State                       193,231        262,618        269,841
                                       ----------     ----------     ----------
          Total current                 1,035,126      1,401,725      1,345,464
          Deferred                         45,779         31,466          9,084
                                       ----------     ----------     ----------
          Provision for income taxes   $1,080,905     $1,433,191     $1,354,548
                                       ==========     ==========     ==========

          A reconciliation of the provision for income taxes and the income tax computed at the statutory rate are as follows:

                                                        (Unaudited)                 For the
                                                 For the Nine Months Ended         Year Ended
                                                        September 30,              December 31,
                                               ------------------------------      ------------
                                                   2004              2003              2003
                                               ------------      ------------      ------------
          Federal income tax expense           $    880,399      $  1,300,292      $  1,216,006
            computed at the statutory rate
          State taxes, expense                      203,912           183,571           171,671





          Permanent book/tax differences             (3,406)          (50,672)          (33,129)
                                               ------------      ------------      ------------
          Provision for income taxes           $  1,080,905      $  1,433,191      $  1,354,548
                                               ============      ============      ============

          Amounts for deferred tax assets and liabilities are as follows:

                                                                         (Unaudited)              For the
                                                                 For the Nine Months Ended      Year Ended
                                                                        September 30,           December 31,
                                                                 --------------------------      ----------
                                                                    2004            2003            2003
                                                                 ----------      ----------      ----------
          Non-current deferred tax liabilities arising from:
           Temporary differences - principally
            Book/tax, accumulated depreciation                   $ (426,895)     $ (398,788)     $ (471,953)
                                                                 ----------      ----------      ----------
          Current deferred tax liability arising from:
            Book/tax, unrealized gains on
              marketable securities                              $     --        $     --        $ (114,070)
          Current deferred tax assets arising from:
           Book/tax, unrealized
             losses on marketable securities                         40,665         415,014            --
           Book/tax, capital loss carryforward                         --              --           104,683
           Book/tax, inventory                                       50,272          45,194          36,425
           Less: valuation allowance                                   --          (220,000)           --
                                                                 ----------      ----------      ----------
           Total deferred tax assets                                 90,937         240,208          27,038
                                                                 ----------      ----------      ----------
          Net deferred tax liability                             $ (335,958)     $ (158,580)     $ (444,915)
                                                                 ==========      ==========      ==========

Note 8 - SUPPLEMENTAL CASH FLOW INFORMATION

          Cash paid for interest and income taxes are as follows:


                                           (Unaudited)           For the Year
                                    For the Nine Months Ended       Ended
                                          September 30,          December 31,
                                    -------------------------     ----------
                                       2004           2003           2003
                                    ----------     ----------     ----------
          Interest                  $   23,103     $   23,164     $   41,205
          Income taxes              $  798,147     $1,152,000     $2,055,000

Note 9 - STOCK OPTION PLANS

          The Company has a registration statement filed with the Securities and Exchange Commission in connection with a Consulting Service Compensation Plan covering up to 300,000 of the Company's common stock shares. Pursuant to such Plan, the Company may issue common stock or options to purchase common stock to certain consultants, service providers, and employees of the Company. There were 468,600 shares available for issuance under the Plan at December 31, 2003 and at September 30, 2004 and 2003.The option price, number of shares, grant date, and vesting terms are determined at the discretion of the Company's Board of Directors.

          As of December 31, 2003, September 30, 2004 and 2003, there were no stock options outstanding or exercisable.

          On February 12, 2004, Lifeway's Board of Directors approved awards of an aggregate amount of 5,100 shares to be awarded under its Employee and Consulting Services and Compensation Plan to certain employees and consultants for services rendered to the Company. The stock awards were made on April 1, 2004 and have vesting periods that vary from six months to one year, depending upon the individual grantee. The expense for the awards is measured as of April 1, 2004 at $20.93 per share for 5,100 shares, or a total stock award expense of $106,743. This expense has been and will continue to be recognized as the stock awards vest beginning with the recognition of $41,860 for 2,000 shares vested on April 1, 2004. An additional 2,000 shares of the total 5,100 has vested in the third quarter of 2004 and a stock award expense of $41,860 has been recognized in connection therewith .

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

Note 11 - FAIR VALUE OF FINANCIAL INSTRUMENTS

      The estimated fair values of the Company's financial instruments are as follows at September 30, 2004:

                                                      Carrying        Fair
                                                       Amount         Value
                                                     ----------     ----------
          Cash and cash equivalents                  $5,348,135     $5,348,135
          Marketable securities                      $6,727,867     $6,727,867
          Notes payable                              $  477,512     $  454,773

          The carrying values of cash and cash equivalents, and marketable securities approximate fair values. The fair value of the notes payable is based on the discounted value of contractual cash flows. The discount rate is estimated using rates currently offered for debt with similar maturities.

Note 12 - ACQUISITION OF ILYA'S FARMS, INC.

On July 23, 2004, LFI Enterprises, Inc., an Illinois corporation and wholly owned subsidiary of Lifeway ("LFIE"), acquired certain of the assets of Ilya's Farms, Inc., a Pennsylvania corporation. The aggregate purchase price was $575,600, paid by LFIE in cash from its current assets.

As a result of the acquisition LFIE manufactures and distributes certain cream cheese products under the brand name "Ilya's Farms" in the Philadelphia, Pennsylvania metropolitan area. The results of LFIE's operations have been included in the consolidated financial statements since that date.

The following table summarizes the values of the assets and inventory acquired at the date of acquisition, July 23, 2004.

   Assets and Inventory Acquired                         Value
   ----------------------------------------------    -------------
   Machinery and equipment                               $ 38,200
   Inventory                                               25,600
   Intangible assets                                      511,800
   ----------------------------------------------    -------------
   Total aggregate purchase price                         575,600
   ==============================================    =============

                           PART II - OTHER INFORMATION

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

            COMPARISON OF QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 2004 TO QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 2003

            The following analysis should be read in conjunction with the unaudited financial statements of the Company and related notes included elsewhere in this quarterly report and the audited financial statements and Management's Discussion and Analysis contained in our Form 10-KSB, as amended by Form 10-KSB/A, for the fiscal year ended December 31, 2003.

            RESULTS OF OPERATIONS

            Sales increased by $301,506 (approximately 8%) to $4,138,606 during the three month period ended September 30, 2004, from $3,837,100 during the same three month period in 2003. In the nine months ended September 30, 2004, sales increased $1,154,268 over the same nine month period in 2003. This increase was primarily attributable to continued growth in sales of Lifeway's products to existing customers. Sav-A-Lot, the 13th largest grocery chain in the United States which operates more than 1000 Sav-A-Lot and Supervalu food stores nationwide, ceased all product orders from Lifeway during the second calendar quarter of 2004. During the third quarter of 2003, sales by Lifeway to Sav-A-Lot accounted for approximately $210,000 (about 5.5%) of the total sales revenue of $3,837,100 for the three month period ended September 30, 2003. At present, it is unknown to Lifeway's management whether Sav-A-Lot will make any further product orders.

            Cost of goods sold as a percentage of sales was 54% for the three months ended September 30, 2004, compared to 50% for the same three month period in 2003. Cost of goods sold increased by $331,751 to $2,239,553 during the three month period ending September 30, 2004 (approximately 17%) from $1,907,802 during the same three month period in 2003. In the nine months ended September 30, 2004, cost of goods sold increased $1,136,862 (approximately 21%) over the same nine month period in 2003. The price of milk, our largest cost of goods component, rose approximately 70% during this same nine month period. The largest component of the increase in the cost of goods sold during the first nine months of 2004 was a milk price increase of approximately 110% during the three months ended June 30, 2004. While the price of milk decreased slightly during the three months ended September 30, 2004, it remained substantially higher than during the same three month period in 2003 and continued to be the largest component of the cost of goods for the third quarter of 2004.

            Operating expenses increased approximately 33% during the three month period ended September 30, 2004 compared to the same three month period in 2003. For the nine month period ended September 30, 2004, operating expenses increased approximately 16% compared to the same nine month period in 2003. This increase is primarily attributable to two expenses: (1) a $41,860 expense recognized in connection with the vesting in the third quarter 2004 of 2,000 shares (valued at $20.93 per share at the time of grant) of a total of 5,100 shares of Company stock granted to Lifeway employees on February 12, 2004 and
(2) an overall increase in utility expenses and rising insurance and professional fees associated with the Sarbanes-Oxley Act of 2002 and other regulatory compliance requirements. Lifeway also experienced increased professional expenses in connection with the acquisition by LFI Enterprises, Inc. of substantially all of the assets of Ilya's Farms, Inc. on July 23, 2004.

            Net income decreased approximately 28% during the three month period ended September 30, 2004 as compared to the same three month period in 2003. In the opinion of Lifeway's management, several factors contributed to the 28% decrease in third quarter net income for 2004 as compared to 2003: (1) the lack of further orders from Sav-A-Lot, which accounted for about 5.5% of sales revenues for the same three month period last year; (2) increased professional expenses in connection with the acquisition by LFI Enterprises, Inc. of substantially all of the assets of Ilya's Farms, Inc. on July 23, 2004.; and (3) the increase in the cost of goods sold associated with higher milk prices. In the nine month period ended September 30, 2004, net income decreased approximately 28% compared to the same nine month period in 2003. This decrease is primarily attributable to the fact that during the first nine months of 2003 Lifeway had a one-time gain from the sale of property of $1,246,287 while during the first nine months of 2004, as discussed above, LFI Enterprises, Inc. entered into the Ilya's Farms, Inc. acquisition discussed above and Lifeway ceased to receive orders from a substantial customer.

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

            Net cash used in investing activities increased by $1,220,885 for the nine months ended September 30, 2004 as compared to the increase of $143,264 during the same period in 2003. The increase in the net investing activity cash flow during the nine month period ended September 30, 2004 relative to the same period in 2003 was attributable the purchase by LFI Enterprises, Inc. of substantially all of the assets of Ilya's Farms, Inc. in exchange for $575,600 paid in cash. Of the total cash amount of $575,600 used by LFI Enterprises, Inc. in connection with the Ilya's Farms, Inc. asset acquisition, $511,800 will be recognized by Lifeway as intangible assets, while $63,800 is accounted for as part of the "Purchases of Property and Equipment" line item on the Consolidated Statement of Cash Flows for the Third Quarter of 2004. In the opinion of Lifeway's management, the acquisition by LFI Enterprises, Inc. of substantially all of the assets of Ilya's Farms, Inc. is a positive step to broaden Lifeway's presence in the market for manufactured dairy products.

            During the nine month period ended September 30, 2004, Lifeway also experienced net negative investing cash flows in the amount of $484,386 ($5,790,781 used for purchases less $5,306,395 used for sales) used for the purchase and sale of marketable securities due to our continued efforts to move away from higher-risk securities towards large cap value, higher dividend yielding and tax-advantaged equities. Our efforts in this regard during the first three calendar quarters of 2004 also are reflected in a gain of $321,716 on the sale of marketable securities. We believe, given the current market conditions, this asset allocation strategy offers a positive risk-reward ratio for our Company.

            OTHER DEVELOPMENTS

            On February 12, 2004, Lifeway's Board of Directors approved awards of an aggregate amount of 5,100 shares to be awarded under its Employee and Consulting Services and Compensation Plan to certain employees and consultants for services rendered to the Company. The stock awards were made on April 1, 2004 and have vesting periods that vary from six months to one year, depending upon the individual grantee. The expense for the awards is measured as of April 1, 2004 at $20.93 per share for 5,100 shares, or a total stock award expense of $106,743. This expense will be recognized as the stock awards vest beginning with the recognition of $41,860 for 2,000 shares vested on April 1, 2004. An additional 2,000 shares of the total 5,100 vested in the third quarter of 2004. The share numbers and per share expense have been adjusted to reflect the stock split as of March 8, 2004. The vesting of certain of the restricted stock awards had the effect of positively impacting financing activities because the shares were awarded out of treasury shares. The stock award was recognized as a $41,860 expense ($20.93 per share, reflecting fair market value on the date of grant) but also is treated as a positive cash flow from financing activities because it was a reissuance of treasury shares.

            CRITICAL ACCOUNTING POLICIES

            Lifeway's analysis and discussion of its financial condition and results of operations are based upon its consolidated financial statements that have been prepared in accordance with accounting principles generally accepted in the United States ("US GAAP"). The preparation of financial statements in accordance with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. US GAAP provides the framework from which to make these estimates, assumptions and disclosures. Lifeway chooses accounting policies within US GAAP that management believes are appropriate to accurately and fairly report Lifeway's operating results and financial position in a consistent manner. Management regularly assesses these policies in light of current and forecasted economic conditions and has discussed the development and selection of critical accounting policies with its audit committee of the Board of Directors. For further information concerning accounting policies, refer to Note 2 -- Nature of Business and Significant Accounting Policies in the notes to the consolidated financial statements.

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

ITEM 3.  CONTROLS AND PROCEDURES.

            The Chief Executive Officer (who serves as the principal executive and financial officer) conducted an evaluation of the effectiveness of the Company's disclosure controls and procedures pursuant to Rule 13a-14 under the Securities Exchange Act of 1934 as of September 30, 2004. The Company has historically operated on strictly monitored cost constraints; with that perspective, the Chief Executive Officer concluded that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this quarterly report has been made known to her.

            During the calendar quarter ended September 30, 2004, there was no change in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to affect, the Company's internal control over financial reporting. However, based upon the Company's recent growth and improved cash position, as well as consultation with its auditors, management intends to implement additional procedures to improve its internal controls over financial reporting in 2004. Specifically, an enhanced accounting software package has been identified which will permit enhanced data recording and internal reporting as well as additional on-site accounting staff and some changes to Lifeway's internal control procedures.

ITEM 6.  EXHIBITS.

         Exhibits

          Exhibit No.       Description

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

           10.10 Stock Purchase Agreement with Danone Foods, Inc., dated October 1, 1999 (incorporated by reference to Exhibit 10.10 of Lifeway's Current Report on Form 8-K dated October 1, 1999, and filed October 12, 1999).

           10.11 Stockholders' Agreement with Danone Foods, Inc. dated October 1, 1999 (incorporated by reference to Exhibit 10.11 of Lifeway's Current Report on Form 8-K dated October 1, 1999, and filed October 12, 1999).

           10.12 Extension to Stockholders' Agreement with Danone Foods, Inc. dated September 28, 2004 (incorporated by reference to Exhibit 10.1 of Lifeway's Current Report on Form 8-K dated October 1, 2004 and filed October 18, 2004).

           10.13 Second Extension to Stockholders' Agreement with Danone Foods, Inc. dated October 29, 2004 (incorporated by reference to Exhibit 10.1 of Lifeway's Current Report on Form 8-K dated October 29, 2004 and filed November 4, 2004).

           10.14 Letter Agreement dated December 24, 1999 amending the Stockholders' Agreement with Danone Foods, Inc. dated October 1, 1999 (incorporated by reference to Exhibit 10.12 of Lifeway's Current Report on Form 8-K dated December 24, 1999 and filed January 11, 2000).

           10.15 Support Agreement with The Dannon Company, Inc. dated December 24, 1999 (incorporated by reference to Exhibit
                    10.13 of Lifeway's Current Report on Form 8-K dated December 24, 1999 and filed January 11, 2000).

           10.16 First Amendment to Support Agreement with The Dannon Company, Inc., dated February 11, 2003 (incorporated by reference to Exhibit 10.14 of Lifeway's Quarterly Report for the quarter ended March 31, 2003 on Form 10-QSB dated and filed May 15, 2003).

           10.17 Employment Agreement, dated September 12, 2002, between Lifeway Foods, Inc. and Julie Smolyansky (incorporated by reference to Exhibit 10.14 of Amendment No. 2 filed April 30, 2003 to Lifeway's Quarterly Report on Form 10-QSB/A for the quarter ended September 30, 2002).

           11 Statement re: computation of per share earnings (incorporated by reference to Note 2 of the Consolidated Financial Statements).

           31.1     Rule 13a-14(a)/15d-14(a) Certification.

           32.1     Section 1350 Certification.

                                    SIGNATURE

            In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date: November 15, 2004                  LIFEWAY FOODS, INC.


                                         By: /s/ Julie Smolyansky
                                             -----------------------------------
                                             Julie Smolyansky
                                             Chief Executive Officer, Chief
                                             Financial and Accounting Officer,
                                             President, Treasurer and Director