Form 10KSB
period 2004-12-31
LIFEWAY FOODS INC
filed 2005-03-31
CIK 814586

================================================================================

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the fiscal year ended December 31, 2004


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


                 6431 West Oakton, Morton Grove, Illinois 60053
 -------------------------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                    Issuer's telephone number: (847) 967-1010


Securities registered under Section 12(b) of the Exchange Act:  None

Securities registered under Section 12(g) of the Exchange Act:  Common Stock,
                                                                No Par Value

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The issuer's revenues for its most recent fiscal year were:  $16,319,210

The aggregate market value of the voting and non-voting common equity held by non-affiliates (approximately 2,194,181 shares) computed by reference to the price at which the stock was sold as of December 31, 2004 ($9.14 per share as quoted on the National Market System of the Nasdaq Stock Market) was:
$20,054,817

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

The number of shares outstanding of each of the issuer's classes of common equity, as of February 28, 2005 were: 8,419,938 shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Notice of Annual Meeting and Proxy Statement, to be filed no later than April 30, 2005, for the Registrant's 2005 Annual Meeting of Shareholders, scheduled to be held June 11, 2005, are incorporated by reference in Part III.

Transitional Small Business Disclosure Format (check one):   Yes [_]   No [X]
================================================================================

                               LIFEWAY FOODS, INC.

                                TABLE OF CONTENTS



PART I.......................................................................  3

Item 1.  Description of Business.............................................  3

Item 2.  Description of Property.............................................  9

Item 3.  Legal Proceedings................................................... 10

Item 4.  Submission of Matters to a Vote of Stockholders..................... 10




PART II...................................................................... 11

Item 5.  Market for Common Equity and Related Stockholder Matters............ 11

Item 6.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations........................................... 12

Item 7.  Financial Statements................................................ 14

Item 8.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure............................................ 26

Item 8a. Controls and Procedures............................................. 26

Item 8b. Other information................................................... 26




PART III..................................................................... 27

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section (16a) of the Exchange Act and Code of Ethics........................................................... 27

Item 10. Executive Compensation.............................................. 27

Item 11. Security Ownership of Certain Beneficial Owners and Management...... 27

Item 12. Certain Relationships and Related Transactions...................... 27

Item 13. Exhibits and Reports on Form 8-K.................................... 27

Item 14. Principal Accountant Fees and Services.............................. 29


Signatures................................................................... 30

                                     PART I

               CAUTIONARY STATEMENT IDENTIFYING IMPORTANT FACTORS
                THAT COULD CAUSE THE COMPANY'S ACTUAL RESULTS TO
            DIFFER FROM THOSE PROJECTED IN FORWARD LOOKING STATEMENTS

         In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, readers of this document and any document incorporated by reference herein, are advised that this document and documents incorporated by reference into this document contain both statements of historical facts and forward looking statements. Forward looking statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those indicated by the forward looking statements. Examples of forward looking statements include, but are not limited to (i) projections of revenues, income or loss, earnings or losses per share, capital expenditures, dividends, capital structure and other financial items, (ii) statements of Lifeway Foods, Inc.'s plans and objectives, including the introduction of new products, or estimates or predictions of actions by customers, suppliers, competitors or regulatory authorities, (iii) statements of future economic performance, and (iv) statements of assumptions underlying other statements and statements about Lifeway Foods, Inc. or its business.

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

ITEM 1.  DESCRIPTION OF BUSINESS.

BUSINESS DEVELOPMENT

         Lifeway Foods, Inc. commenced operations in February 1986, and was incorporated under the laws of the State of Illinois on May 19, 1986. The Company's principal business activity is the manufacturing of probiotic, cultured, functional dairy and non-dairy health food products. Lifeway's primary products are kefir, a drinkable dairy beverage similar to but distinct from yogurt, in several flavors sold under the name "Lifeway Kefir"; a line of various drinkable yogurts sold under the "La Fruta" and "Tuscan" brands; and "BasicsPlus," a dairy based immune-supporting dietary supplement beverage. The Company also produces several soy-based kefir beverages under the "SoyTreat" trademark. In addition to the drinkable products, Lifeway manufactures "Lifeway Farmer Cheese," a line of various farmer cheeses; "Sweet Kiss," a fruit sugar-flavored spreadable cheese similar in consistency to cream cheese; and a line of assorted fruit and vegetable flavored cream cheese under the brand "Cream Cheese Gourmet." The Company also manufactures and markets a vegetable-based seasoning under the "Golden Zesta" brand. In the Chicago metropolitan area, Lifeway distributes its products on its own trucks and via one distributor. The Company distributes "Cream Cheese Gourmet" branded cream cheese products in the Philadelphia metropolitan area using its own trucks. Lifeway manufactures all of its products at Company-owned facilities and distributes its products primarily throughout the United States.

SUBSIDIARY ENTITIES

         On September 30, 1992, Lifeway formed a wholly-owned subsidiary, LFI Enterprises, Inc. ("LFIE"), incorporated in the State of Illinois. Until August 1, 2001, LFIE operated a "Russian" theme restaurant and supper club facility. On August 1, 2001, Lifeway ceased operations at the facility after condemnation proceedings were initiated by the Village of Niles, Illinois, which sought to control the property for municipal purposes. This property was sold in January 2003 for a capital gain of approximately $1.2 million.

         On March 19, 2004, LFIE formed Lifeway Foods Canada, LLC, an Illinois limited liability company ("LFC"), to serve as a holding company for prospective operations within Canada. LFIE is the manager and sole member of LFC.

         On July 26, 2004, Lifeway, by its subsidiary, LFIE, acquired certain assets and inventory of Ilya's Farms, Inc., a twelve year old, privately-held gourmet cream cheese producer based in the Philadelphia metropolitan area. No prior relationship existed between Ilya's Farms, Inc. or its principal, Michael Kofman, and either the Company or LFIE.

         The total cash purchase consideration of $575,600 for the assets and inventory of Ilya's Farms, Inc. was paid by LFIE in cash from Company funds without financing. Additionally, there are certain royalty payments to be made in connection therewith. The Company provided a guaranty of payment for the transaction. The acquisition included approximately $64,000 of tangible assets (including certain manufacturing equipment and a delivery truck) and inventory as well as the brand name "Ilya's Farms" and other trademarks and the recipes and manufacturing processes previously used by Ilya's Farms, Inc. The equipment acquired by LFIE from Ilya's Farms, Inc. was previously used to manufacture cream cheese products. The inventory which was purchased by LFIE consisted entirely of different varieties of cream cheese. The founder of Ilya's Farms, Inc., Michael Kofman, assisted LFIE over a one-month transition period and is available, if needed, on a consulting basis going forward. Additionally, LFIE has hired the 10 employees formerly employed by Ilya's Farms, Inc.

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

         Kefir contains a unique mixture of several live microorganisms and nutrients such as proteins, minerals and vitamins. Kefir is highly digestible and, due to its acidity and enzymes, stimulates digestion of other foods. Kefir is considered to be the most favorable milk product for people suffering from genetically-based lactose intolerance. A study published in the May 2003 issue of the Journal of the American Dietetic Association suggests that kefir improves lactose digestion and tolerance in adults with lactose maldigestion. Studies also indicate that kefir may stimulate protein digestion and appetite, decrease the cholesterol content in blood, improve salivation and excretion of stomach and pancreatic enzymes and peristalsis. As compared to yogurt, many naturopathic practitioners consider kefir to be the best remedy for digestive troubles because it has a very low curd tension (the curd breaks up very easily into small particles). The curd of yogurt, on the other hand, holds together or breaks into lumps. The small size of the kefir curd facilitates digestion by presenting a large surface area on which digestive agents may work.

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

         LIFEWAY'S KEFIR. "Lifeway's Kefir" is a drinkable kefir product manufactured in ten regular and low-fat varieties, including plain, raspberry, blueberry, strawberry, cherry, peach, banana-strawberry, cappuccino, chocolate and vanilla, and sold in 32 ounce containers featuring color-coded caps and labels describing nutritional information. In March 1996, Lifeway began marketing its non-fat, low cholesterol kefir in six flavors--plain, raspberry, strawberry, strawberry-banana, peach and blueberry. The kefir product is currently marketed under the name "Lifeway's Kefir," and is typically sold by retailers from their dairy sections.

         LIFEWAY'S ORGANIC SOYTREAT. "SoyTreat" is a soy alternative to dairy kefir and is made from organic soy milk, which is derived from non-genetically modified soybeans. SoyTreat can be consumed by those who desire the benefits of kefir, but are lactose intolerant or interested in a soy-based alternative to milk. SoyTreat also provides 6.25g of soy protein per serving, and features the United States Food and Drug Administration-approved health claim, "25g of soy protein a day as part of a diet low in saturated fat can help lower cholesterol and reduce the risk of heart disease." At present SoyTreat is manufactured in five flavors: strawberry, apple, peach, coconut and coffee latte.

         LIFEWAY'S ORGANIC KEFIR. "Lifeway's Organic Kefir" meets the organic standards and specifications of the United States Department of Agriculture for organic products and is manufactured in four flavors: plain, raspberry, strawberry and peach. Lifeway's Organic Kefir is sweetened with organic cane juice.

         LIFEWAY'S SLIM6. "Lifeway's Slim6" is a line of low-fat kefir beverages with no added sugar designed for consumers who follow low-carbohydrate diets. Lifeway's Slim6 has only 8 grams of carbohydrates and 2.5 grams of fat per 8-ounce serving and is available in five flavors: strawberries n' cream, mixed berry, tropical fruit, strawberry-banana and an original, unsweetened version.

         LA FRUTA DRINKABLE YOGURT. "La Fruta" is a yogurt like drink similar to a milkshake or smoothie that is specifically formulated to accommodate the Hispanic market, the fastest growing demographic in the U.S. La Fruta is manufactured in six flavors: strawberry, mango, pina colada, banana-strawberry, horchata and tres leches.

         LA FRUTA CHEESE. "La Fruta Cheese" is a cheese product similar to cream cheese that is specifically formulated to accommodate the Hispanic market, the fastest growing demographic in the United States. La Fruta Cheese is manufactured in a tres leches flavor.

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

         SWEET KISS. "Sweet Kiss" is a sweet cheese probiotic spread available in five flavors: plain, plain with raisins, apple, peach and chocolate.

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

         CREAM CHEESE GOURMET. Lifeway produces a line of over 40 flavors of cream cheeses under the "Cream Cheese Gourmet" brand name. The different flavors are manufactured in original and low-fat varieties and include such flavors as plain, strawberry, horseradish, lox & onion, bleu cheese, pesto, cinnamon & raisin, and vegetable. The Cream Cheese Gourmet line of cream cheeses was acquired by Lifeway in the acquisition of substantially all of the assets of Ilya's Farms, Inc. described elsewhere in this report and is marketed primarily to smaller and ethnic grocers, delicatessens and coffee shops.

         BASICS PLUS. "Basics Plus" is a patented kefir-based beverage product designed to improve gastrointestinal functions,enhancing the immune system. This product contains certain "passive immunity products" purchased from GalaGen, Inc. prior to its 2002 bankruptcy as described elsewhere in this report. Lifeway is currently engaged in discussion with several potential new suppliers of passive immunity products and is not currently manufacturing this beverage.

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

         Lifeway intends to continue to develop new products based on kefir and Farmer Cheese. There is no assurance that such products or any other new products can be developed successfully or marketed profitably.

         DISTRIBUTION

         With its twelve company-owned trucks, Lifeway distributes its products directly and extensively in the State of Illinois, primarily in the Chicago metropolitan area, including major retail chains such as Jewel Food Stores, Dominick's Finer Foods, Treasure Island Food Marts, Whole Foods and independent retailers. Lifeway also distributes over 40 different assorted cream cheese products under the Cream Cheese Gourmet brand name in the Philadelphia metropolitan area.

         In addition to the Chicago and Philadelphia metropolitan areas, Lifeway's products are distributed to stores throughout the United States. Lifeway has verbal distribution arrangements with various distributors throughout the United States. These verbal distribution arrangements, in the opinion of Lifeway, allow management the necessary latitude to expand into new areas and markets and establish new relationships with distributors on an ongoing basis. Lifeway has not offered any exclusive territories to any distributors.

         Distributors are provided Lifeway products at wholesale prices for distribution to their retail accounts. Lifeway believes that the price at which its products are sold to its distributors is competitive with the prices generally paid by distributors for similar products in the markets served. In all areas served, distributors currently deliver the products directly to the refrigerated cases of dairy sections of their retail customers. Each distributor carries a line of Lifeway's products on its trucks, checks the retail stores for space allocated to Lifeway's products, determines inventory requirements of the store and places Lifeway products directly into the retailers' dairy cases. Lifeway believes this method of distribution best serves the needs of each retail store, and is the best available means to ensure consistency and quality of product handling, quality control, flavor selection and favorable retail display. Under the distribution arrangements, each distributor must meet certain prescribed product handling, service and administrative requirements including, among others, frequency of delivery, replacement of damaged, old or substandard packages, and delivery of products directly to the refrigerated case.

         Additionally, Lifeway has attempted international distribution of certain of its products by attempting to export to distributors operating in the Canadian provinces of Ontario and Quebec. Lifeway's products are subject to strict import quotas imposed by the Trade Control Policy Division of the Department of Foreign Affairs and International Trade of Canada. In an attempt to address this situation, management is exploring various alternatives to permit expansion of Lifeway's product line in Canada. Lifeway believes that it currently is in compliance with all applicable Canadian regulations.

         MARKETING

         Lifeway continues to promote the verifiable nutritional characteristics, purity and good taste of its kefir and kefir-based products. Lifeway primarily advertises its products through local radio stations, which advertisements are directed to both users and non-users of cultured milk products of all kinds. In addition, through newspaper and magazine advertising, Lifeway provides educational information on its products and appeals to the common perception that the products may be of particular benefit for a wide range of ills, including intestinal disorders, and continues to educate the public on the possible health benefits which could be derived from the use of kefir and kefir-based products. Lifeway believes that the potential for healthful benefits as suggested by the educational information it has obtained properly serves as the basis for such an advertising strategy.

         In addition to local radio stations, newspapers and magazines, Lifeway promotes further exposure of its products through the internet, catalog advertising and promotion, store demonstrations throughout the United States, and participation in various trade shows. Lifeway also sponsors several different sporting events in the Chicago metropolitan area as an additional marketing tool.

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

         In connection with the certain Stockholders' Agreement, as amended, between Lifeway, Danone Foods, Inc. and other parties, as well as certain other transactions between these two foregoing companies described elsewhere in this report, the parties agreed that they would not compete with each other during the term of the Stockholders' Agreement and for three years after termination of the agreement with respect to certain yogurt, cheese and kefir products. Specifically, Lifeway agreed not to produce or sell in the United States or Western Europe any type of yogurt, fromage frais, Italian style cheese, chilled desserts or any soy-based products, other than those that are kefir-based or those that were already being produced and sold by Lifeway as of December 24, 1999; and Danone agreed not to produce or sell any type of kefir-based products in the United States. The term of the current non-competition covenant between Lifeway and Danone expires on December 30, 2005.

         SUPPLIERS

         Lifeway purchases its raw materials, such as milk, sugar and fruit from unaffiliated suppliers, and is not limited or contractually bound to any supplier. Lifeway has ready access to multiple suppliers for all of its raw materials and packaging requirements. Prior to making any purchase, Lifeway determines which supplier can offer the lowest price for the highest quality of product. The raw and packaging materials purchased by Lifeway are considered commodity items and are widely available on the open market with the exception of the licensed ingredient in BasicsPlus. Lifeway owns and operates the means of production of all of its products.

         MAJOR CUSTOMERS

         Lifeway distributes its products to numerous accounts throughout the United States. Concentrations of credit with regard to trade accounts receivable and sales are limited due to the fact that Lifeway's customers are spread across different geographic areas. The customers are concentrated in the retail food industry. In 2004, Lifeway's largest customer represented approximately 9% of sales and reflected sales in various regions of the United States outside the Chicago, Illinois metropolitan area.

         TRANSACTIONS WITH GROUPE DANONE SA

         All share amounts and prices in this subsection are historical and have not been adjusted for the stock split which occurred in the first quarter of 2004. On October 1, 1999, Lifeway sold 497,767 shares of restricted common stock to Danone at $10.00 per share. Danone also concurrently purchased 150,000 outstanding shares of common stock from Lifeway's founder, and then controlling shareholder, President and CEO, Michael Smolyansky; his wife and current Chairperson of the Board, Ludmila Smolyansky; his daughter and the current President and CEO, Julie Smolyansky; his son and current Chief Financial & Accounting Officer and Treasurer, Edward Smolyansky, on similar terms. Later in 1999, Danone purchased an additional 215,922 shares of common stock from certain individuals, including 52,262 shares purchased in transactions with certain Company affiliates, including Michael Smolyansky (38,362 shares), Val Nikolenko, Vice President of Production (3,900 shares) and Pol Sikar, a director, and his affiliates (10,000 shares).

         As a result of these transactions, Danone became the beneficial owner of 20% of the outstanding common stock of Lifeway. Pursuant to the terms and conditions of the transaction, Lifeway granted certain limited rights to Danone, which include a right to nominate one director, anti-dilutive rights relating to future offerings and limited registration rights. From November 1999 through August 2004, Thomas Kunz served on Lifeway's Board of Directors as Danone's nominee. In August 2004, Mr. Kunz was replaced as Danone's nominee by Juan Carlos, the current President and CEO of Danone. In addition, as described above, Lifeway and Danone are parties to a Stockholders' Agreement dated October 1, 1999, pursuant to which the parties agreed that they would not compete with each other through December 30, 2005 with respect to certain yogurt, cheese and kefir products. The Stockholders' Agreement also provides that Danone may not own more than 20% of the outstanding common stock of Lifeway as a result of direct or indirect acquisition of shares. Danone's interest as of December 31, 2004 was approximately 20.4% due to reductions in Lifeway's shares outstanding, primarily due to share repurchases by Lifeway. The term of the Stockholders' Agreement has been extended through December 30, 2005. The ability of Danone to sell, or the prospect of Danone being able to sell should such restrictions lapse, such a large stake in Lifeway could have a negative effect on the Company's stock price.


                PATENTS, TRADEMARKS, LICENSES, ROYALTY AGREEMENTS

         All trademark registrations have been granted by the United States Patent and Trademark Office ("USPTO"), unless otherwise noted below. Each trademark registration may be renewed upon expiration. Lifeway intends to make all timely filings as required for all trademarks listed.

=================================================================================================================================
                                                      DATE OF            EXPIRATION OF
MARK              USE                                 REGISTRATION       REGISTRATION       COMMENTS
=================================================================================================================================
Lifeway's         Cheese and kefir                    December 12, 1989  December 12, 2009  Registration is renewable at the time of expiration.
================  ==================================  =================  =================  =====================================
Lifeway's         Cheese and kefir                    January 10, 1992   January 10, 2007   This registration was granted by the
(Canada)                                                                                    Canadian Intellectual Property Office
                                                                                            based upon the use of the mark in
                                                                                            Canada since September 9, 1988.
================  ==================================  =================  =================  =====================================
Golden Zesta      Dehydrated vegetable soup mix; and  August 19, 1997    August 19, 2007    Registration is renewable at the time
                  spices, seasonings, food for non-                                         of expiration.
                  nutritional purposes for use as a
                  flavoring
================  ==================================  =================  =================  =====================================
Sweet Kiss        Cheese, cottage cheese and other    February 10, 1998  February 10, 2008  Registration is renewable at the time
                  milk products, excluding ice                                              of expiration.
                  cream, ice milk and frozen yogurt
================  ==================================  =================  =================  =====================================
Kwashenka         Kefir, yogurt, cheeses, cottage     February 10, 1998  February 10, 2008  Registration is renewable at the time
                  cheeses and other milk products,                                          of expiration.
                  excluding ice cream, ice milk and
                  frozen yogurt
================  ==================================  =================  =================  =====================================
Bambino           Cheeses, cottage cheeses and other  October 7, 2003    October 7, 2013    Registration is renewable at the time
                  milk products                                                             of expiration provided mandatory
                                                                                            documents are filed before the USPTO
                                                                                            by October 7, 2009.
================  ==================================  =================  =================  =====================================
KPECTBRHCKNN      Cheeses, cottage cheeses and        September 8, 1998  September 8, 2008  Registration is renewable at the time
(A stylized       other milk products excluding                                             of expiration.
presentation of   ice cream, ice milk and frozen
"Krestyanskiy"    yogurt
in Cyrillic
characters)
================  ==================================  =================  =================  =====================================
BasicsPlus        Dairy-based food beverages for      September 7, 1999  September 7, 2009  In May 1998, GalaGen, Inc., assigned
                  use as a dietary supplement                                               the entire interest, including the
                                                                                            goodwill, of this mark to Lifeway.
                                                                                            Registration is renewable at the time
                                                                                            of expiration provided mandatory
                                                                                            documents are filed with the USPTO by
                                                                                            September 7, 2005.
================  ==================================  =================  =================  =====================================
BA3APHBIII        Pressed unripened cheese            July 25, 2000      July 25, 2010      Registration is renewable at the time
(A stylized                                                                                 of expiration provided presentation
presentation of                                                                             of mandatory documents are filed
"Bazarniy" in                                                                               with the USPTO by July 25, 2006.
Cyrillic
characters)
================  ==================================  =================  =================  =====================================
SoyTreat          Soy-based food beverage intended    December 12, 2000  December 12, 2010  Registration is renewable at the time
                  for use as cultured milk                                                  of expiration provided mandatory
                  substitute                                                                documents are filed with the USPTO by
                                                                                            December 12, 2006.
================  ==================================  =================  =================  =====================================
Garden Harmony    Unripened cheese-based              March 20, 2001     March 20, 2011     Registration is renewable at the time
                  spread                                                                    of expiration provided mandatory
                                                                                            documents are filed with the USPTO by
                                                                                            March 20, 2007.
================  ==================================  =================  =================  =====================================
Korovka           Dairy-based spread                  November 6, 2001   November 6, 2011   Registration is renewable at the time
                                                                                            of expiration provided mandatory
                                                                                            documents are filed with the USPTO by
                                                                                            November 6, 2007.
================  ==================================  =================  =================  =====================================
La Fruta          Cultured milk products, excluding   Not applicable     Not applicable     This application was filed on January
                  ice cream, ice milk and frozen                                            17, 2003 and is still pending before
                  yogurt                                                                    the USPTO. Final review prior to
                                                                                            publication has been completed;
                                                                                            application will be published for
                                                                                            opposition.
================  ==================================  =================  =================  =====================================
Cream Cheese      Kefir, yogurt, cheeses, cream                                             This application has not been filed
Gourmet           cheeses and other milk products,                                          with United States Patent and
                  excluding ice cream, ice milk and                                         Trademark office.
                  frozen yogurt
================  ==================================  =================  =================  =====================================
PTICHYE MOLOKO    Kefir, yogurt, cheeses, cottage                                           This application has been approved
(A stylized       cheeses and other milk products,                                          for publication.
presentation of   excluding ice cream, ice milk and
"Ptichye Moloko"  frozen yogurt
in Cyrillic
characters)
================  ==================================  =================  =================  =====================================
BIOKEFIR          Yogurt, cheeses, cottage cheeses                                          Filed on an Intent-to-Use basis. The
                  and other milk products, excluding                                        Company received the filing receipt
                  ice cream, ice milk and frozen                                            in November.
                  yogurt
================  ==================================  =================  =================  =====================================
SLIM 6            Cultured milk products, excluding                                         Newly filed application; not yet
                  ice cream, ice milk and frozen                                            assigned examining attorney.
                  yogurt
================  ==================================  =================  =================  =====================================
CMOPOIHHKA        Kefir, yogurt, cheeses, cream                                             Newly filed application; not yet
(A stylized       cheeses and other milk products,                                          assigned examining attorney.
presentation of   excluding ice cream, ice milk and
"Smorodinka" in   frozen yogurt
Cyrillic
characters)

=================================================================================================================================

         Lifeway also uses the following unregistered trademarks, and claims common law rights to: "Elita," "Healthy Foods Today for a Better Life Tomorrow," "Milkshake Smoothie," "Toplenka," "White Cheese," "Drink It to Be Beautiful Inside and Out," and "Cream Cheese Gourmet."

         On December 27, 1990, Lifeway purchased the Tuscan brand-name liquid drinkable yogurt customer list along with a limited license of the trademark and use of the Tuscan liquid yogurt U.P.C. codes from a third party.

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

         In connection with the purchase of Ilya's Farm, Inc., the Company has undertaken a royalty obligation.

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

         Lifeway believes that it is currently in compliance with all applicable environmental laws and that the cost of such compliance was not material to the financial position of Lifeway.

         In addition, any Lifeway products exported to Canada would be subject to strict quotas imposed by the Trade Control Policy Division of the Department of Foreign Affairs and International Trade of Canada. Lifeway believes that it currently is in compliance with all applicable Canadian regulations. The Company did not export any products to Canada in 2004.

         RESEARCH AND DEVELOPMENT

         Lifeway continues its program of new product development, centered around the nutritional and "low calorie" features of its proprietary kefir formulas.

         Lifeway conducts primarily all of its research internally, but at times will employ the services of an outside testing facility. During 2004, the amount Lifeway expended for research and new product development was not material to the financial position of Lifeway.

         EMPLOYEES

         Lifeway currently employs approximately 75 employees, all of whom are full-time employees. Substantially all of these employees are engaged in the manufacturing of the Company's products. None of Lifeway's employees are covered by collective bargaining agreements.


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

         On October 9, 1992, Lifeway purchased an approximately 75,000 square foot commercially zoned parcel of real property, including an approximately 7,750 square foot one-story building, located at 7800 N. Caldwell, Niles, Illinois. Until its closing on August 1, 2001, this property was the site of the "Moscow Nights" facility operated by LFIE. The acquisition loan to Lifeway from American National Bank and Trust Company of Chicago, collateralized by the real estate, was refinanced by Lifeway in 1998 and paid off in full on September 30, 2002. Lifeway held fee simple title to this property free and clear of all encumbrances until this property was transferred to the Niles Park District in January 2003 in exchange for approximately $1.8 million paid in settlement of a condemnation lawsuit previously reported.

         On October 16, 1996, Lifeway purchased a 110,000 square foot commercially-zoned parcel of real property, including a 46,000 square foot one-story brick building in good condition, located at 6431 Oakton Avenue, Morton Grove, Illinois. This property is used as Lifeway's corporate headquarters and main manufacturing facility. This property has been improved every year since the time of purchase by the addition of custom-built refrigerated storage space and the addition of various machinery and equipment used to manufacture, package and store Lifeway's products. Lifeway is the only occupant of this property and presently holds fee simple title subject to a mortgage which secures the property as collateral for the acquisition loan to Lifeway from MB Financial Bank of Morton Grove. The acquisition loan was refinanced in September 2002 at a rate of 6.25% and is payable in monthly principal and interest installments of $3,273, with a balloon payment of $454,275 due in September 2006. At December 31, 2004, the loan had a balance of $472,325. The value of this property may be subject to real estate market forces that typically affect industrial real estate in the area immediately surrounding the property. The Company's book value for this property is approximately $1,229,054.

         For financial statement and tax purposes, Lifeway depreciates its buildings and improvements on a straight line basis over 31 and 39 years.

         Management believes that Lifeway has adequate insurance coverage for all its properties.


ITEM 3.  LEGAL PROCEEDINGS.

         On April 14, 2003, Vera Smolyansky filed a complaint seeking unspecified damages in the Circuit Court of Cook County, Illinois naming Lifeway as a defendant. The complaint alleges breaches of the Uniform Commercial Code, the Magnunson-Moss Warranty Act and the Illinois Consumer Fraud Act with respect to the labeling of certain Lifeway products. Vera Smolyansky is the wife of Yuri Smolyansky, who is the brother of the late Michael Smolyansky (the founder of Lifeway), the uncle of Julie Smolyansky (the Company's Chief Executive Officer), the uncle of Edward Smolyansky (the Company's Chief Financial & Accounting Officer and Treasurer) and the brother-in-law of Ludmila Smolyansky (Lifeway's Chairperson of the Board). The Company believes that the lawsuit is without merit and is vigorously defending against these claims.

         On December 4, 2004 a former employee requested a Motion for Summary Judgment on the issue of liability in a lawsuit filed against the Company by the former employee. The motion was granted on February 10, 2005 and on February 18, 2005 the case was referred to a Magistrate Judge for a settlement conference.

         The lawsuit alleges non payment of overtime wages in violation of federal employment laws, with an estimated amount between $7,500 and $15,000. The suit was filed in the United States District Court for the Northern District of Illinois on behalf of all employees who were classified as non-exempt during 2001 through 2003. Outside counsel for the company has advised that at this stage in the proceedings he cannot offer an opinion as to the probable outcome.

         In addition to the foregoing, Lifeway is from time to time engaged in other litigation matters arising in the ordinary course of business none of which presently is expected to have a material adverse effect on its business results or operations.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matter was submitted during the fourth quarter of the fiscal year ended December 31, 2004, to a vote of security holders through the solicitation of proxies or otherwise.

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

         The range of high and low bid quotations for Lifeway's Common Stock for the quarterly periods within the two most recent fiscal years, as reported by The Nasdaq Stock Market National Market System, is set forth in the following table:
                                                 Low Bid         High Bid
                                               -----------     -----------
                         1st Qtr. 2003           $ 12.24         $ 15.00
                         2nd Qtr. 2003           $ 13.40         $ 17.00
                         3rd Qtr. 2003           $ 15.50         $ 30.50
                         4th Qtr. 2003           $ 25.12         $ 37.00

                         1st Qtr. 2004           $ 12.99         $ 46.98
                         2nd Qtr. 2004           $  9.86         $ 28.24
                         3rd Qtr. 2004           $  8.66         $ 20.31
                         4th Qtr. 2004           $  8.80         $ 11.19

         Note: The foregoing quotations have been adjusted for the March 8, 2004 two-for-one Company stock split.

         As of March 16, 2005, there were approximately 77 holders of record of Lifeway's Common Stock. The Company has no information regarding beneficial owners whose shares are held in street name.

DIVIDENDS

         Lifeway has paid no cash dividends on its Common Stock and management does not anticipate that such dividends will be paid in the foreseeable future.

SALES OF UNREGISTERED SECURITIES

         There were no sales of unregistered securities in 2004, 2003 or 2002.

PURCHASES OF THE COMPANY'S SECURITIES

         Neither Lifeway nor any of its affiliates purchased any of the Company's securities in 2004.

EQUITY COMPENSATION PLAN INFORMATION

--------------------  -----------------------  -------------------------  -------------------------------
PLAN CATEGORY         NUMBER OF SECURITIES TO  WEIGHTED-AVERAGE EXERCISE  NUMBER OF SECURITIES REMAINING
                      BE ISSUED UPON EXERCISE  PRICE OF OUTSTANDING       AVAILABLE FOR FUTURE ISSUANCE
                      OF OUTSTANDING OPTIONS,  OPTIONS, WARRANTS AND      UNDER EQUITY COMPENSATION PLANS
                      WARRANTS AND RIGHTS      RIGHTS                     (EXCLUDING SECURITIES WARRANTS
                                                                          AND RIGHTS REFLECTED IN COLUMN
                                                                          (a))
--------------------  -----------------------  -------------------------  -------------------------------
Equity compensation                            $0.00                      468,000
plans approved        0
by security holders
--------------------  -----------------------  -------------------------  -------------------------------
Equity compensation   0                        $0.00                      0.00
plans not approved
by security holders*
--------------------  -----------------------  -------------------------  -------------------------------
Total                 0                        0                          468,000
--------------------  -----------------------  -------------------------  -------------------------------

* All of Lifeway's equity compensation plans have been approved by shareholders.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION.

RESULTS OF OPERATIONS

         For the year ended December 31, 2004, sales were $16,319,210, which is a $1,441,422 (approximately 10%) increase from $14,877,788 in 2003. We believe that approximately $600,000 of the 2004 increase in sales was attributable to a new customer as of June 2003, Sav-A-Lot, Ltd., the 13th largest grocery chain in the United States, operating more than 1000 Sav-A-Lot and Supervalu food stores nationwide, which represented sales of a significant amount of 8 oz. bottles of Lifeway's LaFruta line. Sav-A-Lot, ceased ordering Lifeway products in May 2004, and, during this first 5 months of 2004, Sav-A-Lot accounted for approximately $600,000 in sales. In June 2004, Lifeway also instituted a price increase of approximately 10-15% on all products.

         LFIE accounted for $421,726 of total sales revenues during the period from August 1, 2004 to December 31, 2004. Of the total $421,726 revenues from LFIE, $155,446 was earned due to sales of Lifeway's Kefir and Farmer Cheese products sent from our Morton Grove, Illinois facility to Philadelphia, Pennsylvania for distribution in the tri-state area of Pennsylvania, New Jersey and New York. The remaining $266,280 of LFIE revenues for the period from August 1, 2004 through December 31, 2004 was earned from sales of the Cream Cheese Gourmet line of products acquired from Ilya's Farms, Inc. in the third quarter of 2004. Ilya's Farms had approximately $525,000 in sales from its cream cheese line in 2003.

         Cost of goods sold as a percentage of sales was approximately 55% in 2004, compared to about 53% in 2003. This increase is directly related to the increased cost of milk during 2004. The average cost of milk, Lifeway's largest cost of goods sold component increased approximately 35-40% in 2004 compared to 2003. Even though the price of milk experienced such a dramatic increase, Lifeway was able to maintain strong relative gross margins by more efficiently using our other material components.

         Operating expenses as a percentage of sales in was approximately 26% in 2004, compared to about 24% in 2003. This increase is primarily attributable to two expenses: (1) a $41,860 expense recognized in connection with the vesting in the third quarter 2004 of 2,000 shares (valued at $20.93 per share at the time of grant) of a total of 5,100 shares of Company stock granted to Lifeway employees on February 12, 2004 and (2) an overall increase in utility expenses and rising insurance and professional fees associated with the Sarbanes-Oxley Act of 2002 and other regulatory compliance requirements. Lifeway also experienced increased professional expenses in connection with the acquisition by LFI Enterprises, Inc. of substantially all of the assets of Ilya's Farms, Inc. on July 23, 2004. Also, the Company's advertising cost increased to $909,179 in 2004 as compared to $629,500 in 2003.

         Provision for income taxes was $1,390,167 in 2004 compared with $1,354,548 in 2003. Income taxes are discussed in Note 8 of the Notes to Consolidated Financial Statements.

SOURCES AND USES OF CASH IN 2004

         Net cash used in investing activities was $1,011,230 for 2004 as compared to net cash provided of $39,349 during 2003. The decrease in the net investing activity cash flow during the year ended December 31, 2004 relative to the same period in 2003 was attributable to the sale of property for $1,712,660 during 2003 and due to the purchase by LFI Enterprises, Inc. of substantially all of the assets of Ilya's Farms, Inc. in exchange for $575,600 paid in cash during 2004. Of the total cash amount of $575,600 used by LFI Enterprises, Inc. in connection with the Ilya's Farms, Inc. asset acquisition, $511,800 was recognized by Lifeway as intangible assets and goodwill, while $63,800 is accounted for as part of the "Purchases of Property and Equipment" line item on the Consolidated Statement of Cash Flows for 2004. In the opinion of Lifeway's management, the acquisition by LFI Enterprises, Inc. of substantially all of the assets of Ilya's Farms, Inc. is a positive step to broaden Lifeway's presence in the market for manufactured dairy products.

         During the year ended December 31, 2004, Lifeway also experienced net negative investing cash flows in the amount of $169,019 ($6,265,671 used for purchases less $6,096,652 used for sales) used for the purchase and sale of marketable securities due to our continued efforts to move away from higher-risk securities towards large cap value, higher dividend yielding and tax-advantaged equities. Our efforts in this regard during 2004 also are reflected in a gain of $354,128 on the sale of marketable securities. We believe, given the current market conditions, this asset allocation strategy offers a positive risk-reward ratio for our Company.

OTHER DEVELOPMENTS

         On February 12, 2004, Lifeway's Board of Directors approved awards of an aggregate amount of 5,100 shares to be awarded under its Employee and Consulting Services and Compensation Plan to certain employees and consultants for services rendered to the Company. The stock awards were made on April 1, 2004 and have vesting periods that vary from six months to one year, depending upon the individual grantee. The expense for the awards is measured as of April 1, 2004 at $20.93 per share for 5,100 shares, or a total stock award expense of $106,743. This expense will be recognized as the stock awards vest beginning with the recognition of $41,860 for 2,000 shares vested on April 1, 2004. An additional 2,000 shares of the total 5,100 vested in the third quarter of 2004. The share numbers and per share expense have been adjusted to reflect the stock split as of March 8, 2004. The vesting of certain of the restricted stock awards had the effect of positively impacting financing activities because the shares were awarded out of treasury shares. The stock award was recognized as a $41,860 expense ($20.93 per share, reflecting fair market value on the date of grant).

MARKETABLE SECURITIES

         During the course of 2004, and now in 2005, we have been and will continue to move away from higher-risk securities towards large cap value, higher dividend yielding and tax-advantaged equities. Our investment portfolio presently consists of approximately 45% fixed income securities, and about 55% equity investments. Of the equity portion, approximately 85% is invested in large cap value stocks, 10% in small cap growth stocks, and 5% in large cap growth stocks. We believe, given the current market conditions, this asset allocation strategy offers a positive risk-reward ratio for our Company.

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

CRITICAL ACCOUNTING POLICIES

         Lifeway's analysis and discussion of its financial condition and results of operations are based upon its consolidated financial statements that have been prepared in accordance with accounting principles generally accepted in the United States ("US GAAP") consistently applied. The preparation of financial statements in accordance with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. US GAAP provides the framework from which to make these estimates, assumptions and disclosures. Lifeway chooses accounting policies within US GAAP that management believes are appropriate to accurately and fairly report Lifeway's operating results and financial position in a consistent manner. Management regularly assesses these policies in light of current and forecasted economic conditions and has discussed the development and selection of critical accounting policies with its audit committee of the Board of Directors. For further information concerning accounting policies, refer to
Note 2 -- Summary of Significant Accounting Policies in the notes to the consolidated financial statements.

FORWARD-LOOKING STATEMENTS

         In this report, in reports subsequently filed by Lifeway with the SEC on Form 10-QSB and filed or furnished on Form 8-K, and in related comments by management, our use of the words "expect," "anticipate," "estimate," "forecast," "objective," "plan," "goal," "project," "priorities/targets," the phrases "we believe," "in the opinion of Lifeway's management" and similar expressions is intended to identify forward-looking statements. While these statements represent our current judgment on what the future may hold, and we believe these judgments are reasonable, actual results may differ materially due to numerous important factors that are described in this report and other factors that may be described in subsequent reports which Lifeway may file with the SEC on Form 10-QSB and filed or furnished on Form 8-K, including but not limited to:

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




             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Shareholders of
LIFEWAY FOODS, INC. AND SUBSIDIARY
Morton Grove, Illinois


We have audited the accompanying consolidated statements of financial condition of LIFEWAY FOODS, INC. AND SUBSIDIARY (the "Company") as of December 31, 2003 and the related consolidated statements of income and comprehensive income, changes in stockholders' equity and cash flows for the year ended December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of LIFEWAY FOODS, INC. AND SUBSIDIARY as of December 31, 2003 and the results of its operations and its cash flows for the year then ended in conformity with U.S. generally accepted accounting principles.





Gleeson, Sklar, Sawyers & Cumpata LLP
Elgin, Illinois
February 19, 2004

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Shareholders of
LIFEWAY FOODS, INC. AND SUBSIDIARY


We have audited the accompanying consolidated statements of financial condition of LIFEWAY FOODS, INC. AND SUBSIDIARY (the "Company") as of December 31, 2004 and the related consolidated statements of income and comprehensive income, changes in stockholders' equity and cash flows for the year ended December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of LIFEWAY FOODS, INC. AND SUBSIDIARY as of December 31, 2004 and the results of its operations and its cash flows for the year then ended in conformity with U.S. generally accepted accounting principles.





Plante & Moran, PLLC
March 24, 2005

                       LIFEWAY FOODS, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                           DECEMBER 31, 2004 AND 2003

                                                                  DECEMBER 31,
                                                          ----------------------------
                                                              2004            2003
                                                          ------------    ------------
ASSETS
------

CURRENT ASSETS
  Cash and cash equivalents                               $  5,773,285    $  4,597,819
  Marketable securities                                      6,741,987       6,302,606
  Accounts receivable, net of allowance for doubtful
    accounts of $15,000 at Dec. 31, 2004 and 2003            2,024,036       1,800,141
  Other receivables                                             72,137         165,767
  Inventories                                                  905,697         811,572
  Prepaid expenses and other current assets                      7,260             791
  Deferred income taxes                                             --          27,038
  Refundable income taxes                                      258,617         306,171
                                                          ------------    ------------
  TOTAL CURRENT ASSETS                                      15,783,019      14,011,905

PROPERTY AND EQUIPMENT, NET                                  3,420,138       3,732,731

Intangible assets
  Goodwill                                                      75,800              --
  Other intangible assets, net of amortization
    of $26,990                                                 409,010              --
                                                          ------------    ------------
TOTAL INTANGIBLE ASSETS                                        484,810              --

TOTAL ASSETS                                              $ 19,687,967    $ 17,744,636
                                                          ============    ============



LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES
  Current maturities of notes payable                     $      8,784    $     28,289
  Accounts payable                                             641,651         795,321
  Accrued expenses                                             195,541         183,600
  Deferred income taxes - current portion                       36,214              --
                                                          ------------    ------------
  TOTAL CURRENT LIABILITIES                                    882,190       1,007,210

NOTES PAYABLE                                                  463,541         472,509

DEFERRED INCOME TAXES                                          424,039         471,953

STOCKHOLDERS' EQUITY
  Common stock                                               6,509,267       6,509,267
  Paid-in-capital                                               64,314              --
  Stock subscription receivable                                     --         (15,000)
  Treasury stock, at cost                                     (649,039)       (679,956)
  Retained earnings                                         11,874,475       9,822,416
  Accumulated other comprehensive income, net of taxes         119,180         156,237
                                                          ------------    ------------
  TOTAL STOCKHOLDERS' EQUITY                                17,918,197      15,792,964
                                                          ------------    ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                $ 19,687,967    $ 17,744,636
                                                          ============    ============


                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                       LIFEWAY FOODS, INC. AND SUBSIDIARY
           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

                                                            YEARS ENDED DECEMBER 31,
                                                          ----------------------------
                                                              2004            2003
                                                          ------------    ------------
Sales                                                     $ 16,319,210    $ 14,877,788
Cost of goods sold                                           9,034,971       7,840,782
                                                          ------------    ------------

GROSS PROFIT                                                 7,284,239       7,037,006

Operating expenses                                           4,333,788       3,558,362
                                                          ------------    ------------

INCOME FROM OPERATIONS                                       2,950,451       3,478,644

Other income (expense):
  Interest and dividend income                                 185,575          96,850
  Interest expense                                             (31,441)        (41,205)
  Gain (loss) on sale of marketable securities, net            354,128      (1,293,579)
  Gain on sale of property and equipment                            --       1,246,287
  Loss on marketable securities classified as trading          (16,487)             --
  Other income                                                      --          89,490
                                                          ------------    ------------
Total other income (expense)                                   491,775          97,843
                                                          ------------    ------------

INCOME BEFORE PROVISION FOR INCOME TAXES                     3,442,226       3,576,487

Provision for income taxes                                   1,390,167       1,354,548
                                                          ------------    ------------

NET INCOME                                                $  2,052,059    $  2,221,939
                                                          ============    ============

BASIC AND DILUTED EARNINGS PER COMMON SHARE                       0.24            0.26
                                                          ============    ============

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING                8,439,159       8,436,888
                                                          ============    ============

COMPREHENSIVE INCOME

NET INCOME                                                $  2,052,059    $  2,221,939

Other comprehensive income (loss), net of tax:
  Unrealized gains on marketable securities
    (net of taxes)                                             170,107         212,634
  Less reclassification adjustment for (gains) losses
    included in net income (net of taxes)                     (207,164)      1,278,473
                                                          ------------    ------------
COMPREHENSIVE INCOME                                      $  2,015,002    $  3,713,046
                                                          ============    ============

                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                       LIFEWAY FOODS, INC. AND SUBSIDIARY
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003


                          COMMON STOCK, NO
                         PAR VALUE 10,000,000
                          SHARES AUTHORIZED       # OF SHARES
                      -------------------------       OF                                   STOCK
                      # OF SHARES   # OF SHARES    TREASURY       COMMON     PAID IN    SUBSCRIPTION    TREASURY
                        ISSUED      OUTSTANDING      STOCK        STOCK      CAPITAL     RECEIVABLE      STOCK
                      -----------   -----------   -----------   ----------   --------   ------------   ---------
BALANCES AT
DECEMBER 31, 2002       8,636,888     8,436,888       200,000   $6,509,267   $     --   $    (15,000)  $(679,956)

Other comprehensive
income:
  Unrealized gains
  on securities,
  net of taxes and
  reclassification
  adjustment                   --            --            --           --         --             --          --

Net income for the
year ended December
31, 2003                       --            --            --           --         --             --          --
                      -----------   -----------   -----------   ----------   --------   ------------   ---------

BALANCES AT
DECEMBER 31, 2003       8,636,888     8,436,888       200,000   $6,509,267         --   $    (15,000)  $(679,956)


Issuance of
treasury stock                 --         4,550        (4,550)          --     64,314             --      30,917

Other comprehensive
income:
  Unrealized losses
  on securities,
  net of taxes and
  reclassification
  adjustment                   --            --            --           --         --             --          --

Payment on
subscription
receivable                     --            --            --           --         --         15,000          --

Net income for the
year ended December
31, 2004                       --            --            --           --         --             --          --
                      -----------   -----------   -----------   ----------   --------   ------------   ---------
BALANCES AT
DECEMBER 31, 2004       8,636,888     8,441,438       195,450   $6,509,267   $ 64,314   $         --   $(649,039)
                      ===========   ===========   ===========   ==========   ========   ============   =========


                                     ACCUMULATED
                                        OTHER
                                    COMPREHENSIVE
                        RETAINED    INCOME (LOSS),
                        EARNINGS     NET OF TAX       TOTAL
                      -----------   ------------   -----------

BALANCES AT
DECEMBER 31, 2002     $ 7,600,477   $ (1,334,870)  $12,079,918

Other comprehensive
income:
  Unrealized gains
  on securities,
  net of taxes and
  reclassification
  adjustment                   --      1,491,107     1,491,107

Net income for the
year ended December
31, 2003                2,221,939             --     2,221,939
                      -----------   ------------   -----------

BALANCES AT
DECEMBER 31, 2003     $ 9,822,416   $    156,237   $15,792,964


Issuance of
Treasury stock                 --             --        95,231

Other comprehensive
income:
  Unrealized losses
  on securities,
  net of taxes and
  reclassification
  adjustment                   --        (37,057)      (37,057)

Payment on
Subscription
Receivable                     --             --        15,000

Net income for the
year ended December
31, 2004                2,052,059             --     2,052,059
                      -----------   ------------   -----------
BALANCES AT
DECEMBER 31, 2004     $11,874,475   $    119,180   $17,918,197
                      ===========   ============   ===========

                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                       LIFEWAY FOODS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

                                                            YEARS ENDED DECEMBER 31,
                                                          ----------------------------
                                                              2004            2003
                                                          ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
-------------------------------------
  NET INCOME                                              $  2,052,059    $  2,221,939
  Adjustments to reconcile net income to net
  cash flows from operating activities:
    Depreciation and amortization                              669,994         688,309
    (Gain)/Loss on sale of marketable securities, net         (354,128)      1,293,579
    Loss on marketable securities classified as trading         16,487              --
    Gain on sale of property and equipment                          --      (1,246,287)
    Deferred income taxes                                       45,560           9,084
    Treasury stock issued for services                          95,231              --
    (Increase) decrease in operating assets:
      Accounts receivable                                     (223,895)       (364,920)
      Other receivables                                         93,630        (105,516)
      Inventories                                              (94,125)        (91,069)
      Refundable income taxes                                   47,554        (306,171)
      Prepaid expenses and other current assets                 (6,469)            485
    Increase (decrease) in operating liabilities:
      Accounts payable                                        (153,670)        155,923
      Accrued expenses                                          11,941              72
      Income taxes payable                                          --        (397,907)
                                                          ------------    ------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                    2,200,169       1,857,521

CASH FLOWS FROM INVESTING ACTIVITIES:
-------------------------------------
  Purchase of marketable securities                         (6,265,671)     (4,283,532)
  Sales of marketable securities                             6,096,652       3,025,285
  Sale of assets                                                    --       1,712,660
  Purchases of property and equipment                         (330,411)       (415,064)
  Acquisition of Ilya's Farms, Inc.
    net of assets acquired                                    (511,800)             --
                                                          ------------    ------------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES         (1,011,230)         39,349

CASH FLOWS FROM FINANCING ACTIVITIES:
-------------------------------------
  Proceeds from stock subscription receivable                   15,000              --
  Repayment of notes payable                                   (28,473)        (30,707)
                                                          ------------    ------------
NET CASH USED IN FINANCING ACTIVITIES                          (13,473)        (30,707)
                                                          ------------    ------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                    1,175,466       1,866,163

Cash and cash equivalents at the beginning of the year       4,597,819       2,731,656
                                                          ------------    ------------

CASH AND CASH EQUIVALENTS AT END OF YEAR                  $  5,773,285    $  4,597,819
                                                          ============    ============

                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

NOTE 1 - NATURE OF BUSINESS

Lifeway Foods, Inc. (The "Company") commenced operations in February 1986 and incorporated under the laws of the state of Illinois on May 19, 1986. The Company's principal business activity is the production of dairy products. Specifically, the Company produces Kefir, a drinkable product which is similar to but distinct from yogurt, in several flavors sold under the name "Lifeway's Kefir;" a plain farmer's cheese sold under the name "Lifeway's Farmer's Cheese;" a fruit sugar-flavored product similar in consistency to cream cheese sold under the name of "Sweet Kiss;" and a dairy beverage, similar to Kefir, with increased protein and calcium, sold under the name "Basics Plus." The Company also produces several soy-based products under the name "Soy Treat" and a vegetable-based seasoning under the name "Golden Zesta." The Company currently distributes its products throughout the Chicago Metropolitan area through local food stores. In addition, the products are sold throughout the United States and Ontario, Canada by distributors. The Company also distributes some of its products to Eastern Europe. During the year ended December 31, 2004 and 2003, export sales of the Company were approximately $37,050 and $221,000, respectively.

On September 30, 1992, the Company formed a wholly owned subsidiary corporation, LFI Enterprises, Inc., (LFIE) incorporated in the state of Illinois. LFIE was formed for the purpose of operating a "Russian" theme restaurant and supper club on property acquired by the Company on October 9, 1992. The restaurant/supper club commenced operations in late November 1992. As of July 2001, the restaurant/supper club terminated all operations. In January 2003, the Company sold the building and the land that housed LFIE for $1,712,660 and recognized a gain of $1,246,287 on this transaction.

On July 23, 2004, LFIE acquired certain assets and inventory of Ilya's Farms, Inc., a Pennsylvania corporation, for a total purchase price of $575,600. The asset acquisition included approximately $63,800 of tangible assets (including certain manufacturing equipment, a delivery truck and inventory) as well as intangible assets such as the brand name "Ilya's Farms" and the recipes and manufacturing processes previously used by Ilya's Farms, Inc. At present, LFIE manufactures and distributes certain cream cheese products under the brand names "Ilya's Farms" and under Lifeway Foods in the Philadelphia, Pennsylvania metropolitan area.


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

Revenue Recognition
-------------------
Sales represent sales of Company produced dairy products that are recorded at the time of shipment. In addition, shipping costs invoiced to the customers are included in net sales and the related cost in cost of sales.

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

Bank balances of amounts reported by financial institutions are categorized as follows:

                                                     DECEMBER 31,
                                             ---------------------------
                                                 2004           2003
                                             ------------   ------------
Amounts insured                              $    472,341   $    400,000
Uninsured and uncollateralized amounts          5,456,188      4,212,259
                                             ------------   ------------
Total bank balances                          $  5,928,529   $  4,612,259
                                             ============   ============

Marketable securities
---------------------
Marketable securities are classified as available-for-sale or trading and are stated at fair market value basis or quoted prices. Gains and losses related to marketable securities sold are determined by the specific identification method.

Accounts receivable
-------------------
Credit terms are extended to customers in the normal course of business. The Company performs ongoing credit evaluations of its customers' financial condition and generally requires no collateral.

Accounts receivable are recorded at invoice amounts, and reduced to estimated net realizable value, by recognition of an allowance for doubtful accounts. The Company's estimate of the allowance for doubtful accounts is based upon historical experience, its evaluation of the current status of specific receivables, and unusual circumstances, if any. Accounts are considered past due if payment is not made on a timely basis in accordance with the Company's credit terms. Accounts considered uncollectible are charged against the allowance.

Inventories
-----------
Inventories are stated at lower of cost or market, cost being determined by the first-in, first-out method.

Property and equipment
----------------------
Property and equipment are stated at depreciated cost or fair value where depreciated cost is not recoverable. Depreciation is computed using the straight-line method. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts, and any resulting gain or loss is recognized in income for the period. The cost of maintenance and repairs is charged to income as incurred; significant renewals and betterments are capitalized.

Property and equipment are being depreciated over the following useful lives:

     Category                         Years
--------------------------          ---------
Buildings and improvements          31 and 39
Machinery and equipment               5 - 12
Office equipment                      5 - 7
Vehicles                                5


Intangible assets
-----------------
The Company accounts for intangible assets at historical cost. Intangible assets acquired in a business combination are recorded under the purchase method of accounting at their estimated fair values at the date of acquisition. Goodwill represents the excess purchase price over the fair value of the net tangible and other intangible assets acquired. Goodwill is not amortized. The Company amortizes other intangible assets over their estimated useful lives, as disclosed in the table below.

Goodwill is reviewed for impairment at least annually. The Company will perform its annual impairment test on July 23 (or the first business day immediately following that date). Since the Company only has one reporting unit, the test is based on a fair value approach applied for the entire company.

The Company will review intangible assets and their related useful lives at least once a year to determine if any adverse conditions exist that would indicate the carrying value of these assets may not be recoverable. This review is called an impairment assessment. The Company will conduct more frequent impairment assessments if certain conditions exist, including: a change in the competitive landscape, any internal decisions to pursue new or different strategies, a loss of a significant customer, or a significant change in the market place including changes in the prices paid for the Company's products or changes in the size of the market for the Company's products.

If the estimate of an intangible asset's remaining useful life is changed, the remaining carrying amount of the intangible asset is amortized prospectively over the revised remaining useful life.

Intangible assets are being amortized over the following useful lives:

              Category                         Years
         --------------------------          ---------
         Recipes                                 4
         Customer lists and
            other customer
         related intangibles                     8
         Lease agreement                         7

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

The principal sources of temporary differences are different depreciation and amortization methods for financial statement and tax purposes, unrealized gains or losses related to marketable securities, capitalization of indirect costs for tax purposes, and the recognition of an allowance for doubtful accounts for financial statement purposes.

Treasury stock
--------------
Treasury stock is recorded using the cost method.

Advertising costs
-----------------
The Company expenses advertising costs as incurred. During the years ended December 31, 2004 and 2003, approximately $909,179 and $629,500, of such costs respectively, were expensed.

Earning per common share
------------------------
Earnings per common share were computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the year. For 2004 and 2003, diluted and basic earnings per share were the same, as the effect of dilutive securities options outstanding was not significant.


NOTE 3 - ACQUISITION OF ILYA'S FARMS, INC.

On July 23, 2004, LFI Enterprises, Inc., an Illinois corporation and wholly owned subsidiary of Lifeway ("LFIE"), acquired certain assets of Ilya's Farms, Inc., a Pennsylvania corporation. The aggregate purchase price was $575,600, paid by LFIE in cash from its current assets.

As a result of the acquisition LFIE now manufactures and distributes certain cream cheese products under the brand name "Ilya's Farms" in the Philadelphia, Pennsylvania metropolitan area. The results of operations of the acquired business have been included in the consolidated financial statements since the acquisition date.

The following table summarizes the values of the assets and inventory acquired at the date of acquisition, July 23, 2004.

                    Assets and Inventory Acquired           Value
                    -----------------------------------   --------
                    Machinery and equipment               $ 38,200
                    Inventory                               25,600
                    Intangible assets                      511,800
                                                          --------
                    Total aggregate purchase price        $575,600
                                                          ========

Intangible assets, and the related accumulated amortization, consist of the following as of December 31, 2004:

                                                               Accumulated
                                                      Cost     Amortization
                                                   ---------   ------------

            Recipes                                $  43,600     $  4,542
            Customer lists and other customer
            related intangibles                      305,200       17,258
            Lease acquisition                         87,200        5,190
            Goodwill                                  75,800          --
                                                   ---------     --------
                                                   $ 511,800     $ 26,990
                                                   =========     ========

Amortization expense is expected to be as follows for the years ending December 31:

                    2005                      $  64,777
                    2006                         64,777
                    2007                         64,777
                    2008                         60,235
                    2009                         50,244
                 Thereafter                     104,200
                                              ---------
                                              $ 409,010

Amortization expense during the year ended December 31, 2004 was $26,990. Goodwill amortization for tax purposes totaled $2,527 for the year ended December 31, 2004.

NOTE 4 - MARKETABLE SECURITIES

The cost and fair value of marketable securities classified as available for sale and trading are as follows:

                                                                         LOSS ON
                                                                        MARKETABLE
                                                                        SECURITIES
                                          UNREALIZED     UNREALIZED     CLASSIFIED       FAIR
DECEMBER 31, 2004             COST          GAINS          LOSSES       AS TRADING       VALUE
-----------------------   ------------   ------------   ------------   ------------   ------------
Equities and Mutual
  Funds                   $  3,414,459   $    341,230   $   (120,991)  $         --   $  3,634,698
Preferred Securities            65,000            596             --             --         65,596
Certificates of Deposit        150,000             --         (4,935)            --        145,065
Corporate Bonds              1,639,275             --        (14,862)            --      1,624,413
Municipal bonds,
  maturing within five
  years                        132,226          1,992             --             --        134,218
Government agency
  obligations, maturing
  after five years           1,154,484             --             --        (16,487)     1,137,997
                          ------------   ------------   ------------   ------------   ------------
Total                     $  6,555,444   $    343,818   $   (140,788)  $    (16,487)  $  6,741,987
                          ============   ============   ============   ============   ============





                                                                         LOSS ON
                                                                        MARKETABLE
                                                                        SECURITIES
                                          UNREALIZED     UNREALIZED     CLASSIFIED       FAIR
DECEMBER 31, 2003             COST          GAINS          LOSSES       AS TRADING       VALUE
-----------------------   ------------   ------------   ------------   ------------   ------------
Equities                  $  2,326,722   $    315,348   $    (48,837)  $         --   $  2,593,233
Preferred securities           200,505          2,985            (80)            --        203,410
Certificates of deposit        150,000             --                                      150,000
Corporate Bonds                500,005             --         (1,333)            --        498,672
Municipal bonds,
  maturing within five
  years                      2,405,067          1,545            (10)            --      2,406,602
Government agency
  obligation                   450,000            689                            --        450,689
                          ------------   ------------   ------------   ------------   ------------
Total                     $  6,032,299   $    320,567   $    (50,260)  $         --   $  6,302,606
                          ============   ============   ============   ============   ============

Proceeds from the sale of marketable securities were $6,096,652 and $3,025,285 during the years ended December 31, 2004 and 2003, respectively. Gross gains (losses) of $354,128 and $(1,293,579), were realized on these sales during the years ended December 31, 2004 and 2003, respectively.


NOTE 5 - INVENTORIES

Inventories consist of the following:

                                  DECEMBER 31,
                          ---------------------------
                              2004           2003
                          ------------   ------------
Finished goods            $    404,206   $    436,291
Production supplies            297,791        231,376
Raw materials                  203,700        143,905
                          ------------   ------------
Total inventories         $    905,697   $    811,572
                          ============   ============

NOTE 6 - PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

                                                 DECEMBER 31,
                                         ---------------------------
                                             2004           2003
                                         ------------   ------------
Land                                     $    470,900   $    470,900
Buildings and improvements                  2,481,257      2,435,111
Machinery and equipment                     5,394,932      5,138,822
Vehicles                                      408,898        380,743
Office equipment                               78,763         78,763
                                         ------------   ------------
                                            8,834,750      8,504,339
Less accumulated depreciation               5,414,612      4,771,608
                                         ------------   ------------
Total property and equipment             $  3,420,138   $  3,732,731
                                         ============   ============

Depreciation expense during the years ended December 31, 2004 and 2003 was $643,004 and $688,309, respectively.

NOTE 7 - NOTES PAYABLE

Notes payable consist of the following:
                                                 DECEMBER 31,
                                         ---------------------------
                                             2004           2003
                                         ------------   ------------
Mortgage note payable to a bank,
payable in monthly installments of
$3,273 including interest at 6.25%,
with a balloon payment of $454,275 due
September 25, 2006. Collateralized by
real estate.                             $    472,325   $    481,281

Notes payable to finance companies;
paid in full November 2004.                        --         19,517
                                         ------------   ------------
Total notes payable                           472,325        500,978
Less current maturities                         8,784         28,289
                                         ------------   ------------
Total long-term portion                  $    463,541   $    472,509
                                         ============   ============

Maturities of notes payables are as follows:

As of December 31,
        2005                             $      8,784
        2006                                  463,541
                                         ------------
        Total                            $    472,325
                                         ============

NOTE 8 - PROVISION FOR INCOME TAXES

The provision for income taxes consists of the following:

                                           YEAR ENDED DECEMBER 31,
                                         ---------------------------
                                             2004           2003
                                         ------------   ------------
Current:
   Federal                               $  1,084,557   $  1,075,623
   State                                      260,050        269,841
                                         ------------   ------------
Total current                               1,334,607      1,345,464
Deferred                                       45,560          9,084
                                         ------------   ------------
Provision for income taxes               $  1,390,167   $  1,354,548
                                         ============   ============

A reconciliation of the provision for income taxes and the income tax computed at the statutory rate are as follows:

                                           YEAR ENDED DECEMBER 31,
                                         ---------------------------
                                              2004         2003
                                         ------------   ------------
Federal income tax expense               $  1,084,921   $  1,127,237
  computed at the statutory rate
State taxes, expense                          251,283        261,084
Permanent book/tax differences                 53,963        (33,773)
                                         ------------   ------------
Provision for income taxes               $  1,390,167   $  1,354,548
                                         ============   ============

Amounts for deferred tax assets and liabilities are as follows:

                                                 DECEMBER 31,
                                         ---------------------------
                                             2004           2003
                                         ------------   ------------
Non-current deferred tax liabilities     $   (424,039)  $   (471,953)
arising from:
  Temporary differences - principally
  Book/tax, accumulated depreciation
Current deferred tax liability arising
from:
  Book/tax, unrealized gains on
  marketable securities                       (83,850)      (114,070)
Current deferred tax assets arising from:
  Book/tax, capital loss carryforward              --        104,683
  Book/tax, inventory                          47,636         36,425
                                         ------------   ------------
Total current deferred tax assets
(liability)                                   (36,214)        27,038
                                         ------------   ------------
Net deferred tax liability               $   (460,253)  $   (444,915)
                                         ============   ============


NOTE 9 - SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for interest and income taxes are as follows:

                                           YEARS ENDED DECEMBER 31,
                                         ---------------------------
                                             2004           2003
                                         ------------   ------------
Interest                                 $     31,441   $     41,205
Income taxes                             $  1,298,348   $  2,055,000



NOTE 10 - STOCK OPTION PLANS

The Company has a registration statement filed with the Securities and Exchange Commission in connection with a Consulting Service Compensation Plan covering up to 600,000, as adjusted, of the Company's common stock shares. Pursuant to such Plan, the Company may issue common stock or options to purchase common stock to certain consultants, service providers, and employees of the Company. There were 468,000 shares available for issuance under the Plan at December 31, 2004 and 2003. The option price, number of shares, grant date, and vesting terms are determined at the discretion of the Company's Board of Directors.

As of December 31, 2004 and 2003, there were no stock options outstanding or exercisable.

On February 12, 2004, Lifeway's Board of Directors approved awards of an aggregate amount of 5,100 shares to be awarded under its Employee and Consulting Services and Compensation Plan to certain employees and consultants for services rendered to the Company. The stock awards were made on April 1, 2004 and have vesting periods that vary from six months to one year, depending upon the individual grantee. The expense for the awards is measured as of April 1, 2004 at $20.93 per share for 5,100 shares, or a total stock award expense of $106,743. This expense is being recognized as the stock awards vest beginning with the recognition of $41,860 for 2,000 shares vested on April 1, 2004. There were a total of 4,550 vested shares resulting in a stock award expense of $95,231 for the year ended December 31, 2004.


NOTE 11 - STOCK SPLIT

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


NOTE 12 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair value of the Company's financial instruments are as follows at December 31,:

                                     2004                          2003
                          ---------------------------   ---------------------------
                            CARRYING         FAIR         CARRYING         FAIR
                             AMOUNT          VALUE         AMOUNT          VALUE
                          ------------   ------------   ------------   ------------
Cash and cash equivalents $  5,773,285   $  5,773,285   $  4,597,819   $  4,597,819
Marketable securities     $  6,741,987   $  6,741,987   $  6,302,606   $  6,302,606
Notes payable             $    472,325   $    469,696   $    500,798   $    483,469

The carrying values of cash and cash equivalents, and marketable securities approximate fair values. The fair value of the notes payable is based on the discounted value of contractual cash flows. The discount rate is estimated using rates currently offered for debt with similar maturities.


NOTE 13 - PENDING LITIGATION

On December 4, 2004 a former employee requested a Motion for Summary Judgment on the issue of Liability in a lawsuit filed against the Company by the former employee. The motion was granted on February 10, 2005 and on February 18, 2005 the case was referred to a Magistrate Judge for a settlement conference.

The lawsuit alleges non payment of overtime wages in violation of federal employment laws, with an estimated amount between $7,500 and $15,000. The suit was filed in the United States District Court for the Northern District of Illinois on behalf of all employees who were classified as non-exempt during 2001 through 2003. Outside counsel for the Company has advised that at this stage in the proceedings he cannot offer an opinion as to the probable outcome.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.


ITEM 8A. DISCLOSURE CONTROLS AND PROCEDURES

         The Chief Executive Officer and the Chief Financial and Accounting Officer conducted an evaluation of the effectiveness of the Company's disclosure controls and procedures pursuant to Rule 13a-14 under the Securities Exchange Act of 1934 as of December 31, 2004. While the Company operates on strictly monitored cost constraints, based on that evaluation, the Chief Executive Officer and the Chief Financial and Accounting Officer concluded that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this annual report has been made known to her. As of the date of this annual report, there have been no known significant changes in internal controls or in other factors that could significantly affect these controls subject to the date of such evaluation.


ITEM 8B. OTHER INFORMATION

         None.

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

         FAMILY RELATIONSHIPS

         Julie Smolyansky, the President, CEO and director of Lifeway is the daughter of Ludmila Smolyansky, Chairperson of the Board of Directors of Lifeway and the sister of Edward P. Smolyansky. Edward P. Smolyansky, the Chief Financial and Accounting Officer and Treasurer of Lifeway is the son of Ludmila Smolyansky and the brother of Julie Smolyansky.

         CODE OF ETHICS

         The Company has adopted a Code of Ethics which is incorporated in this report by reference to this report as an exhibit hereto.


ITEM 10. EXECUTIVE COMPENSATION.

         The information required by this Item is incorporated by reference to the Proxy Statement filed by Lifeway on April 29, 2004.


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

         (a) EXHIBITS

EXHIBIT
NUMBER   DESCRIPTION
-------  ---------------

3.4      Amended and Restated By-laws (incorporated by reference to Exhibit No.
         3.5 of Lifeway's Current Report on Form 8-K dated and filed on December 10, 2002). (File No. 000-17363)

3.5 Articles of Incorporation, as amended and currently in effect (incorporated by reference to Exhibit 3.5 of Lifeway's Quarterly Report on Form 10-QSB for the quarter ended June 30, 2000 and filed on August 8, 2000). (File No. 000-17363)

10.1 Lifeway Foods, Inc. Consulting and Services Compensation Plan, dated June 5, 1995 (incorporated by reference to Lifeway's Registration Statement on Form S-8, File No. 33-93306). (File No. 000-17363)

10.10 Stock Purchase Agreement with Danone Foods, Inc., dated October 1, 1999 (incorporated by reference to Exhibit 10.10 of Lifeway's Current Report on Form 8-K dated October 1, 1999, and filed October 12, 1999). (File No. 000-17363)

10.11 Stockholders' Agreement with Danone Foods, Inc. dated October 1, 1999 (incorporated by reference to Exhibit 10.11 of Lifeway's Current Report on Form 8-K dated October 1, 1999, and filed October 12, 1999). (File No. 000-17363)

10.12 Extension to Stockholders' Agreement with Danone Foods, Inc. dated September 28, 2004 (incorporated by reference to Exhibit 10.1 of Lifeway's Current Report on Form 8-K dated October 1, 2004 and filed October 18, 2004). (File No. 000-17363)

10.13 Second Extension to Stockholders' Agreement with Danone Foods, Inc. dated October 29, 2004 (incorporated by reference to Exhibit 10.1 of Lifeway's Current Report on Form 8-K dated October 29, 2004 and filed November 4, 2004). (File No. 000-17363)

10.14 Third Extension of Stockholders' Agreement dated as of December 30, 2004 between Lifeway Foods, Inc. and Danone Foods, Inc. (Incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K dated December 24, 2004 and filed December 27, 2004). (File No. 000-17363)

10.15 Letter Agreement dated December 24, 1999 amending the Stockholders' Agreement with Danone Foods, Inc. dated October 1, 1999 (incorporated by reference to Exhibit 10.12 of Lifeway's Current Report on Form 8-K dated December 24, 1999 and filed January 11, 2000). (File No. 000-17363)

10.16 Employment Agreement, dated September 12, 2002, between Lifeway Foods, Inc. and Julie Smolyansky (incorporated by reference to Exhibit 10.14 of Amendment No. 2 filed April 30, 2003 to Lifeway's Quarterly Report on Form 10-QSB/A for the quarter ended September 30, 2002). (File No. 000-17363)

11 Statement re: computation of per share earnings. (Incorporated by reference to Note 2 of the Consolidated Financial Statements).

14 Code of Ethics (Incorporated by reference to Lifeway's Proxy Statement on Schedule 14A filed on April 29, 2004). (File No. 000-17363)

21       List of Subsidiaries of the Registrant

31.1     Rule 13a-14(a)/15d-14(a) Certification of Julie Smolyansky.

31.2     Rule 13a-14(a)/15d-14(a) Certification of Edward P. Smolyansky.

32.1     Section 1350 Certification of Julie Smolyansky.

32.2     Section 1350 Certification of Edward P. Smolyansky.



         (b) Reports on Form 8-K

             Current Report on Form 8-K dated December 24, 2004 and filed December 27, 2004.

             Current Report on Form 8-K dated November 15, 2004 and filed November 19, 2004.

             Current Report on Form 8-K dated October 29, 2004 and filed November 4, 2004.

             Current Report on Form 8-K dated October 1, 2004 and filed October 18, 2004.


ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

         AUDIT FEES

         In 2003, Gleeson Sklar, Sawyers and Cumpata, Lifeway's principal accountant, billed approximately $41,500 for professional services rendered for the audit of Lifeway's annual financial statements and review of financial statements included in the registrant's Form 10-Q (17 CFR 249.308a) or 10-QSB (17 CFR 249.308b) or services that are normally provided in connection with statutory and regulatory filings or engagements in 2003.

         On May 13, 2004, the accounting firm of Gleeson Sklar, Sawyers and Cumpata, merged with and into Plante & Moran, PLLC.

         In 2004, Plante & Moran, PLLC, Lifeway's principal accountant, billed approximately $70,000 for professional services rendered for the audit of Lifeway's annual financial statements and review of financial statements included in the registrant's Form 10-QSB (17 CFR 249.308b) or services that are normally provided in connection with statutory and regulatory filings or engagements in 2004.

         AUDIT-RELATED FEES

         In 2003, Lifeway's principal accountant billed approximately $4,701 for assurance and related services that are reasonably related to the performance of the audit or review of the registrant's financial statements.

         In 2004, Lifeway's principal accountant billed approximately $8,900 for assurance and related services that are reasonably related to the performance of the audit or review of the registrant's financial statements.

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


Date:    March 31, 2005          LIFEWAY FOODS, INC.


                                 By: /s/ Julie Smolyansky
                                     ------------------------------------------
                                     Julie Smolyansky, Chief Executive Officer,
                                     President, and Director


                                 By: /s/ Edward P. Smolyansky
                                     ------------------------------------------
                                     Chief Financial and Accounting Officer
                                     and Treasurer


         KNOW ALL MEN BY THESE PRESENTS, that each individual whose signature appears below hereby constitutes and appoints Julie Smolyansky and Edward P. Smolyansky, and each of them individually, his or her true and lawful agent, proxy and attorney-in-fact, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to (i) act on, sign and file with the Securities and Exchange Commission any and all amendments to this Report together with all schedules and exhibits thereto, (ii) act on, sign and file with the Securities and Exchange Commission any and all exhibits to this Report and any and all exhibits and schedules thereto, (iii) act on, sign and file any and all such certificates, notices, communications, reports, instruments, agreements and other documents as may be necessary or appropriate in connection therewith and (iv) take any and all such actions which may be necessary or appropriate in connection therewith, granting unto such agents, proxies and attorneys-in-fact, and each of them individually, full power and authority to do and perform each and every act and thing necessary or appropriate to be done, as fully for all intents and purposes as he or she might or could do in person, and hereby approving, ratifying and confirming all that such agents, proxies and attorneys-in-fact, any of them or any of his, her or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date:    March 31, 2005              /s/ Julie Smolyansky
                                     -----------------------------------------
                                     Julie Smolyansky, Chief Executive Officer,
                                     President, and Director


Date:    March 31, 2005              /s/ Ludmila Smolyansky
                                     -----------------------------------------
                                     Ludmila Smolyansky
                                     Chairperson of the Board of Directors


Date:    March 31, 2005              /s/ Pol Sikar
                                     -----------------------------------------
                                     Pol Sikar, Director


Date:    March 31, 2005              /s/ Rick D. Salm
                                     -----------------------------------------
                                     Rick D. Salm, Director


Date:    March 31, 2005
                                     -----------------------------------------
                                     Juan Carlos, Director


Date:    March 31, 2005
                                     -----------------------------------------
                                     Renzo Bernardi, Director

                                INDEX OF EXHIBITS
                                -----------------



21       List of Subsidiaries

31.1     Rule 13a-14(a)/15d-14(a) Certification of Julie Smolyansky.

31.2     Rule 13a-14(a)/15d-14(a) Certification of Edward P. Smolyansky.

32.1     Section 1350 Certification of Julie Smolyansky.

32.2     Section 1350 Certification of Edward P. Smolyansky.