Form 10QSB
period 2005-03-31
LIFEWAY FOODS INC
filed 2005-05-16
CIK 814586

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

   [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2005

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of April 15, 2005, the issuer had 8,412,388 shares of common stock, no par value, outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]
================================================================================

                                      INDEX


PART I - FINANCIAL INFORMATION................................................3

   ITEM 1.  FINANCIAL STATEMENTS..............................................3
   ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION........17
   ITEM 3.  CONTROLS AND PROCEDURES..........................................19

PART II - OTHER INFORMATION..................................................19

   ITEM 5. OTHER INFORMATION.................................................19
   ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K..................................19

SIGNATURE....................................................................21

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.


                       LIFEWAY FOODS, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                             MARCH 31, 2005 AND 2004
                              AND DECEMBER 31, 2004

                                                                         (UNAUDITED)              YEAR ENDED
                                                                 THREE MONTHS ENDED MARCH 31,    DECEMBER 31,
                                                                 ----------------------------    ------------
                                                                     2005            2004            2004
                                                                 ------------    ------------    ------------
ASSETS
------
Current assets
   Cash and cash equivalents                                     $  5,434,032    $  4,632,830    $  5,773,285
   Marketable securities                                            6,895,472       6,615,579       6,741,987
   Accounts receivable, net of allowance for doubtful
      accounts of $15,000 at March 31, 2005 and 2004
      and December 31, 2004                                         2,522,971       2,006,629       2,024,036
   Other receivables                                                  105,759         160,968          72,137
   Inventories                                                        996,245         795,370         905,697
   Prepaid expenses and other current assets                               --           5,485           7,260
   Deferred income taxes                                               89,535          27,288              --
   Refundable income taxes                                            103,451         343,023         258,617
                                                                 ------------    ------------    ------------
   TOTAL CURRENT ASSETS                                            16,147,465      14,587,172      15,783,019

PROPERTY AND EQUIPMENT, NET                                         3,432,149       3,617,411       3,420,138

Intangible assets
   Goodwill                                                            75,800              --          75,800
   Other intangible assets, net of amortization of $43,185
      and $26,990 at March 31, 2005 and December 31, 2004             392,815              --         409,010
                                                                 ------------    ------------    ------------

TOTAL INTANGIBLE ASSETS                                               468,615              --         484,810

TOTAL ASSETS                                                     $ 20,048,229    $ 18,204,583    $ 19,687,967
                                                                 ============    ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
CURRENT LIABILITIES
   Current maturities of notes payable                           $      8,934    $     24,248    $      8,784
   Accounts payable                                                   789,247         739,253         641,651
   Accrued expenses                                                   125,017         100,634         195,541
   Deferred income taxes - current portion                                 --              --          36,214
                                                                 ------------    ------------    ------------

   TOTAL CURRENT LIABILITIES                                          923,198         864,135         882,190

NOTES PAYABLE                                                         460,940         468,768         463,541

DEFERRED INCOME TAXES                                                 406,468         448,590         424,039

STOCKHOLDERS' EQUITY
   Common stock                                                     6,509,267       6,509,267       6,509,267
   Paid-in-capital                                                     72,089              --          64,314
   Stock subscription receivable                                           --         (15,000)             --
   Treasury stock, at cost                                           (870,831)       (679,956)       (649,039)
   Retained earnings                                               12,599,866      10,587,615      11,874,475
   Accumulated other comprehensive income (loss), net of taxes        (52,768)         21,164         119,180
                                                                 ------------    ------------    ------------

   TOTAL STOCKHOLDERS' EQUITY                                      18,257,623      16,423,090      17,918,197
                                                                 ------------    ------------    ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                       $ 20,048,229    $ 18,204,583    $ 19,687,967
                                                                 ============    ============    ============

                 See accompanying notes to financial statements

                       LIFEWAY FOODS, INC. AND SUBSIDIARY
           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
               FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004
                      AND THE YEAR ENDED DECEMBER 31, 2004

                                                                         (UNAUDITED)              YEAR ENDED
                                                                 THREE MONTHS ENDED MARCH 31,    DECEMBER 31,
                                                                 ----------------------------    ------------
                                                                     2005            2004            2004
                                                                 ------------    ------------    ------------
Sales                                                            $  4,656,860    $  3,935,079    $ 16,319,210

Cost of goods sold                                                  2,577,956       2,099,198       9,034,971
                                                                 ------------    ------------    ------------

GROSS PROFIT                                                        2,078,904       1,835,881       7,284,239

Operating expenses                                                  1,155,180         882,029       4,333,788
                                                                 ------------    ------------    ------------

INCOME FROM OPERATIONS                                                923,724         953,852       2,950,451

Other income (expense):
   Interest and dividend income                                        65,276          41,124         185,575
   Interest expense                                                    (7,442)         (7,611)        (31,441)
   Gain (loss) on sale of marketable securities, net                  198,140         268,367         354,128
   Gain (loss) on marketable securities classified as trading           3,516              --         (16,487)
                                                                 ------------    ------------    ------------
   Total other income (expense)                                       259,490         301,880         491,775
                                                                 ------------    ------------    ------------

INCOME BEFORE PROVISION FOR INCOME TAXES                            1,183,214       1,255,732       3,442,226

Provision for income taxes                                            457,823         490,533       1,390,167
                                                                 ------------    ------------    ------------

NET INCOME                                                       $    725,391    $    765,199    $  2,052,059
                                                                 ============    ============    ============

BASIC AND DILUTED EARNINGS PER COMMON SHARE                              0.09            0.09            0.24
                                                                 ============    ============    ============

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING                       8,432,653       8,436,888       8,439,159
                                                                 ============    ============    ============

COMPREHENSIVE INCOME
--------------------

NET INCOME                                                       $    725,391    $    765,199    $  2,052,059

Other comprehensive income (loss), net of tax:
   Unrealized gains (losses) on marketable securities
      (net of taxes)                                                  (56,722)         21,422         170,107
   Less reclassification adjustment for (gains) losses
      included in net income (net of taxes)                          (115,226)       (156,495)       (207,164)
                                                                 ------------    ------------    ------------
COMPREHENSIVE INCOME                                             $    553,443    $    630,126    $  2,015,002
                                                                 ============    ============    ============

                 See accompanying notes to financial statements

                       LIFEWAY FOODS, INC. AND SUBSIDIARY
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                    FOR THE THREE MONTHS ENDED MARCH 31, 2005
                      AND THE YEAR ENDED DECEMBER 31, 2004


                                COMMON STOCK, NO PAR VALUE
                                     10,000,000 SHARES
                                        AUTHORIZED            # OF SHARES
                                ---------------------------        OF
                                 # OF SHARES    # OF SHARES     TREASURY        COMMON         PAID IN
                                   ISSUED      OUTSTANDING        STOCK          STOCK         CAPITAL
                                ------------   ------------   ------------   ------------   ------------
BALANCES AT DECEMBER 31, 2003   $  8,636,888   $  8,436,888   $    200,000   $  6,509,267   $         --

Issuance of treasury stock                --          4,550         (4,550)            --         64,314

Other comprehensive income:
   Unrealized losses on
   securities, net of taxes
   and reclassification
   adjustment                             --             --             --             --             --

Payment on subscription
receivable                                --             --             --             --             --

Net income for the year ended
December 31, 2004                         --             --             --             --             --
                                ------------   ------------   ------------   ------------   ------------

BALANCES AT DECEMBER 31, 2004   $  8,636,888   $  8,441,438   $    195,450   $  6,509,267   $     64,314


Issuance of treasury stock                --            550           (550)            --          7,775

Redemption of stock                       --        (29,600)        29,600             --             --

Other comprehensive income:
   Unrealized losses on
   securities, net of taxes
   and reclassification
   adjustment                             --             --             --             --             --

Net income for the three
months ended March 31, 2005               --             --             --             --             --
                                ------------   ------------   ------------   ------------   ------------

BALANCES AT MARCH 31, 2005
(UNAUDITED)                        8,636,888      8,412,388        224,500   $  6,509,267   $     72,089
                                ============   ============   ============   ============   ============



                                                                              ACCUMULATED
                                                                                 OTHER
                                    STOCK                                    COMPREHENSIVE
                                SUBSCRIPTION     TREASURY       RETAINED     INCOME (LOSS),
                                 RECEIVABLE       STOCK         EARNINGS      NET OF TAX        TOTAL
                                ------------   ------------   ------------   ------------   ------------
BALANCES AT DECEMBER 31, 2003   $    (15,000)  $   (679,956)  $  9,822,416   $    156,237   $ 15,792,964

Issuance of treasury stock                --         30,917             --             --         95,231

Other comprehensive income:
   Unrealized losses on
   securities, net of taxes
   and reclassification
   adjustment                             --             --             --        (37,057)       (37,057)

Payment on subscription
receivable                            15,000             --             --             --         15,000

Net income for the year ended
December 31, 2004                         --             --      2,052,059             --      2,052,059
                                ------------   ------------   ------------   ------------   ------------

BALANCES AT DECEMBER 31, 2004   $         --   $   (649,039)  $ 11,874,475   $    119,180   $ 17,918,197


Issuance of treasury stock                --          3,737             --             --         11,512

Redemption of stock                       --       (225,529)            --             --       (225,529)

Other comprehensive income:
   Unrealized losses on
   securities, net of taxes
   and reclassification
   adjustment                             --             --             --       (171,948)      (171,948)

Net income for the three
months ended March 31, 2005               --             --        725,391             --        725,391
                                ------------   ------------   ------------   ------------   ------------

BALANCES AT MARCH 31, 2005
(UNAUDITED)                     $         --   $   (870,831)  $ 12,599,866   $    (52,768)  $ 18,257,623
                                ============   ============   ============   ============   ============

                 See accompanying notes to financial statements

                       LIFEWAY FOODS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004
                      AND THE YEAR ENDED DECEMBER 31, 2004


                                                                           (UNAUDITED)              YEAR ENDED
                                                                   THREE MONTHS ENDED MARCH 31,    DECEMBER 31,
                                                                   ----------------------------    ------------
                                                                       2005            2004            2004
                                                                   ------------    ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
-------------------------------------
   NET INCOME                                                      $    725,391    $    765,199    $  2,052,059
   Adjustments to reconcile net income to net
   cash flows from operating activities:
      Depreciation and amortization                                     140,742         155,905         669,994
      Gain on sale of marketable securities, net                       (198,140)       (268,367)       (354,128)
      (Gain)/Loss on marketable securities classified as trading         (3,516)             --          16,487
      Deferred income taxes                                             (22,343)         75,127          45,560
      Treasury stock issued for services                                 11,512              --          95,231
      (Increase) decrease in operating assets:
         Accounts receivable                                           (498,935)       (206,488)       (223,895)
         Other receivables                                              (33,622)          4,799          93,630
         Inventories                                                    (90,548)         16,202         (94,125)
         Refundable income taxes                                        155,166         (36,852)         47,554
         Prepaid expenses and other current assets                        7,260          (4,694)         (6,469)
      Increase (decrease) in operating liabilities:
         Accounts payable                                               147,596         (56,069)       (153,670)
         Accrued expenses                                               (70,524)        (82,966)         11,941
                                                                   ------------    ------------    ------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                               270,039         361,796       2,200,169

CASH FLOWS FROM INVESTING ACTIVITIES:
-------------------------------------
      Purchase of marketable securities                              (1,910,623)     (3,141,028)     (6,265,671)
      Sales of marketable securities                                  1,665,869       2,862,610       6,096,652
      Purchases of property and equipment                              (136,558)        (40,585)       (330,411)
      Acquisition of Ilya's Farms, Inc.
         net of assets acquired                                              --              --        (511,800)
                                                                   ------------    ------------    ------------
NET CASH USED IN INVESTING ACTIVITIES                                  (381,312)       (319,003)     (1,011,230)

CASH FLOWS FROM FINANCING ACTIVITIES:
-------------------------------------
   Proceeds from stock subscription receivable                               --              --          15,000
   Purchases of treasury stock                                         (225,529)             --              --
   Repayment of notes payable                                            (2,451)         (7,782)        (28,473)
                                                                   ------------    ------------    ------------
NET CASH USED IN FINANCING ACTIVITIES                                  (227,980)         (7,782)        (13,473)
                                                                   ------------    ------------    ------------

Net increase/(decrease) in cash and cash equivalents                   (339,253)         35,011       1,175,466

Cash and cash equivalents at the beginning of the period              5,773,285       4,597,819       4,597,819
                                                                   ------------    ------------    ------------

CASH AND CASH EQUIVALENTS AT THE END OF THE PERIOD                 $  5,434,032    $  4,632,830    $  5,773,285
                                                                   ============    ============    ============

                 See accompanying notes to financial statements

                       LIFEWAY FOODS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2005 AND 2004
                              AND DECEMBER 31, 2004

NOTE 1 - NATURE OF BUSINESS

Lifeway Foods, Inc. (The "Company") commenced operations in February 1986 and incorporated under the laws of the state of Illinois on May 19, 1986. The Company's principal business activity is the production of dairy products. Specifically, the Company produces Kefir, a drinkable product which is similar to but distinct from yogurt, in several flavors sold under the name "Lifeway's Kefir;" a plain farmer's cheese sold under the name "Lifeway's Farmer's Cheese;" a fruit sugar-flavored product similar in consistency to cream cheese sold under the name of "Sweet Kiss;" and a dairy beverage, similar to Kefir, with increased protein and calcium, sold under the name "Basics Plus." The Company also produces several soy-based products under the name "Soy Treat" and a vegetable-based seasoning under the name "Golden Zesta." The Company currently distributes its products throughout the Chicago Metropolitan area through local food stores. In addition, the products are sold throughout the United States and Ontario, Canada by distributors. The Company also distributes some of its products to Eastern Europe. During the year ended December 31, 2004 and for the three months ended March 31, 2005 and 2004, export sales of the Company were approximately $37,050, $0 and $221,000, respectively.

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

                       LIFEWAY FOODS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2005 AND 2004
                              AND DECEMBER 31, 2004


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

         Cash and cash equivalents
         -------------------------
         All highly liquid investments purchased with an original maturity of three months or less are considered to be cash equivalents.

         The Company maintains cash deposits at several institutions located in the greater Chicago, Illinois and Philadelphia, Pennsylvania metropolitan areas. Deposits at each institution are insured up to $100,000 by the Federal Deposit Insurance Corporation or the Securities Investor Protector Corporation.

         Bank balances of amounts reported by financial institutions are categorized as follows:

                                                        (UNAUDITED)
                                                         MARCH 31,          DECEMBER 31,
                                                  -----------------------   -----------
                                                     2005         2004          2004
                                                  ----------   ----------   -----------
         Amounts insured                          $  500,000   $  400,000   $   472,341
         Uninsured and uncollateralized amounts    5,303,533    4,337,104     5,456,188
                                                  ----------   ----------   -----------
         Total bank balances                      $5,803,533   $4,737,104   $ 5,928,529
                                                  ==========   ==========   ===========

         Marketable securities
         ---------------------
         Marketable securities are classified as available-for-sale or trading and are stated at fair value or quoted prices. Gains and losses related to marketable securities sold are determined by the specific identification method.

         Accounts receivable
         -------------------
         Credit terms are extended to customers in the normal course of business. The Company performs ongoing credit evaluations of its customers' financial condition and generally requires no collateral.

         Accounts receivable are recorded at invoice amounts, and reduced to their estimated net realizable value by recognition of an allowance for doubtful accounts. The Company's estimate of the allowance for doubtful accounts is based upon historical experience, its evaluation of the current status of specific receivables, and unusual circumstances, if any. Accounts are considered past due if payment is not made on a timely basis in accordance with the Company's credit terms. Accounts considered uncollectible are charged against the allowance.

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

                       LIFEWAY FOODS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2005 AND 2004
                              AND DECEMBER 31, 2004


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

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

                       LIFEWAY FOODS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2005 AND 2004
                              AND DECEMBER 31, 2004


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

     Advertising costs
     -----------------
     The Company expenses advertising costs as incurred. During the years ended December 31, 2004 and for the three months ended March 31, 2005 and 2004, approximately $909,179, $272,191 and $214,581, of such costs respectively, were expensed.

     Earning per common share
     ------------------------
     Earnings per common share were computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. For all periods presented, diluted and basic earnings per share were the same, as the effect of dilutive securities options outstanding was not significant.

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

     The following table summarizes the values of the assets and inventory acquired at the date of acquisition, July 23, 2004.

     ASSETS AND INVENTORY ACQUIRED             VALUE
     ------------------------------          ---------
     Machinery and equipment                 $  38,200
     Inventory                                  25,600
     Intangible assets                         511,800
                                             ---------
     Total aggregate purchase price          $ 575,600
                                             =========

     Intangible assets, and the related accumulated amortization, consist of the following as of March 31, 2005:

                                                          ACCUMULATED
                                              COST        AMORTIZATION
                                             ---------    ------------
     Recipes                                 $  43,600    $      7,267
     Customer lists and other customer
       related intangibles                     305,200          27,613
     Lease acquisition                          87,200           8,305
     Goodwill                                   75,800              --
                                             ---------    ------------
                                             $ 511,800    $     43,185
                                             =========    ============

                       LIFEWAY FOODS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2005 AND 2004
                              AND DECEMBER 31, 2004


NOTE 3 - ACQUISITION OF ILYA'S FARMS, INC. - CONTINUED

     Amortization expense is expected to be as follows for the 12 months ending March 31:

     2006                          $   64,777
     2007                              64,777
     2008                              64,777
     2009                              60,235
     2010                              50,244
     Thereafter                        88,005
                                   ----------
                                   $  392,815
                                   ==========

     Amortization expense during the three months ended March 31, 2005 and year ended December 31, 2004 was $16,195 and $26,990. Goodwill amortization, for tax purposes, totaled $8,530 and $2,527 for the three months ended March 31, 2005 and year ended December 31, 2004.


NOTE 4 - MARKETABLE SECURITIES

     The cost and fair value of marketable securities classified as available for sale and trading are as follows:

                                                                                     LOSS ON
                                                                                    MARKETABLE
                                                                                    SECURITIES
                                                      UNREALIZED     UNREALIZED     CLASSIFIED        FAIR
     MARCH 31, 2005 (UNAUDITED)           COST          GAINS          LOSSES       AS TRADING        VALUE
     --------------------------       ------------   ------------   ------------   ------------   ------------
     Equities and Mutual Funds        $  3,824,477   $    152,989   $   (184,109)            --   $  3,793,357
     Preferred Securities                   65,000            200         (2,262)            --         62,938
     Certificates of Deposit               150,000             --         (7,530)            --        142,470
     Corporate Bonds                     2,333,986             50        (49,948)            --      2,284,088
     Municipal bonds, maturing
       within five years                    24,875            715             --             --         25,590
     Government agency obligations,
       maturing after five years           600,000             --             --        (12,971)       587,029
                                      ------------   ------------   ------------   ------------   ------------
     Total                            $  6,998,338   $    153,954   $    243,849        (12,971)  $  6,895,472
                                      ============   ============   ============   ============   ============

                       LIFEWAY FOODS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2005 AND 2004
                              AND DECEMBER 31, 2004


NOTE 4 - MARKETABLE SECURITIES - CONTINUED

                                                                                     LOSS ON
                                                                                    MARKETABLE
                                                                                    SECURITIES
                                                      UNREALIZED     UNREALIZED     CLASSIFIED        FAIR
     MARCH 31, 2004 (UNAUDITED)           COST          GAINS          LOSSES       AS TRADING        VALUE
     --------------------------       ------------   ------------   ------------   ------------   ------------
     Equities/Mutual Funds            $  3,718,091   $     95,725   $    (62,081)  $         --   $  3,751,735
     Preferred Securities                   75,505          3,925             --             --         79,430
     Certificates of Deposit               150,000             --         (2,790)            --        147,210
     Corporate Bonds                       775,010          2,524           (160)            --        777,374
     Municipal bonds, maturing
       within five years                   907,244          4,544             (9)            --        911,779
     Government agency Obligations,
       maturing After five years           953,234             --         (5,183)            --        948,051
                                      ------------   ------------   ------------   ------------   ------------
     Total                            $  6,579,084   $    106,718   $    (70,223)  $         --   $  6,615,579
                                      ============   ============   ============   ============   ============


                                                                                     LOSS ON
                                                                                    MARKETABLE
                                                                                    SECURITIES
                                                      UNREALIZED     UNREALIZED     CLASSIFIED        FAIR
     DECEMBER 31, 2004                    COST          GAINS          LOSSES       AS TRADING        VALUE
     -----------------                ------------   ------------   ------------   ------------   ------------
     Equities and Mutual Funds        $  3,414,459   $    341,230   $   (120,991)  $         --   $  3,634,698
     Preferred Securities                   65,000            596             --             --         65,596
     Certificates of Deposit               150,000             --         (4,935)            --        145,065
     Corporate Bonds                     1,639,275             --        (14,862)            --      1,624,413
     Municipal bonds, maturing
       within five years                   132,226          1,992             --             --        134,218
     Government agency obligations,
       maturing after five years         1,154,484             --             --        (16,487)     1,137,997
                                      ------------   ------------   ------------   ------------   ------------
     Total                            $  6,555,444   $    343,818   $   (140,788)  $    (16,487)  $  6,741,987
                                      ============   ============   ============   ============   ============

     Proceeds from the sale of marketable securities were $6,096,652, $1,665,869 and $2,862,610 during the year ended December 31, 2004 and for the three months ended March 31, 2005 and 2004, respectively.

                       LIFEWAY FOODS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2005 AND 2004
                              AND DECEMBER 31, 2004


NOTE 4 - MARKETABLE SECURITIES - CONTINUED

     Gross gains of $354,128, $198,140 and $268,367 were realized on these sales during the year ended December 31, 2004 and for the three months ended March 31, 2005 and 2004, respectively.

NOTE 5 - INVENTORIES

     Inventories consist of the following:

                                               (UNAUDITED)
                                                MARCH 31,           DECEMBER 31,
                                      ---------------------------   ------------
                                          2005           2004           2004
                                      ------------   ------------   ------------
     Finished goods                   $    444,519   $    349,431   $    404,206
     Production supplies                   326,986        232,432        297,791
     Raw materials                         224,740        213,507        203,700
                                      ------------   ------------   ------------
     Total inventories                $    996,245   $    795,370   $    905,697
                                      ============   ============   ============

NOTE 6 - PROPERTY AND EQUIPMENT

     Property and equipment consist of the following:

                                               (UNAUDITED)
                                                MARCH 31,           DECEMBER 31,
                                      ---------------------------   ------------
                                          2005           2004           2004
                                      ------------   ------------   ------------
     Land                             $    470,900   $    470,900   $    470,900
     Buildings and improvements          2,483,007      2,459,090      2,481,257
     Machinery and equipment             5,476,656      5,176,788      5,394,932
     Vehicles                              459,815        359,383        408,898
     Office equipment                       80,930         78,763         78,763
                                      ------------   ------------   ------------
                                         8,971,308      8,544,924      8,834,750
     Less accumulated depreciation       5,539,159      4,927,513      5,414,612
                                      ------------   ------------   ------------
     Total property and equipment     $  3,432,149   $  3,617,411   $  3,420,138
                                      ============   ============   ============

     Depreciation expense during the year ended December 31, 2004 and for the three months ended March 31, 2005 and 2004 was $643,004, $124,547 and $155,905, respectively.

NOTE 7 - NOTES PAYABLE

     Notes payable consist of the following:

                                               (UNAUDITED)
                                                MARCH 31,           DECEMBER 31,
                                      ---------------------------   ------------
                                          2005           2004           2004
                                      ------------   ------------   ------------
     Mortgage note payable to a bank,
     payable in monthly installments
     of $3,273 including interest at
     6.25%, with a balloon payment of
     $454,275 due September 25, 2006
     Collateralized by real estate $ 469,874 $ 479,054 $ 472,325 Notes payable to finance companies; paid in full November
     2004                                       --         13,962             --
                                      ------------   ------------   ------------
     Total notes payable                   469,874        493,016        472,325
     Less current maturities                 8,934         24,248          8,784
                                      ------------   ------------   ------------
     Total long-term portion          $    460,940   $    468,768   $    463,541
                                      ============   ============   ============

                       LIFEWAY FOODS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2005 AND 2004
                              AND DECEMBER 31, 2004


     Maturities of notes payables are as follows:

     As of March 31,
     2005                             $      8,934
     2006                                  460,940
                                      ------------
     Total                            $    469,874
                                      ============


NOTE 8 - PROVISION FOR INCOME TAXES

     The provision for income taxes consists of the following:

                                              (UNAUDITED)             FOR THE
                                      FOR THE THREE MONTHS ENDED     YEAR ENDED
                                               MARCH 31,            DECEMBER 31,
                                      ---------------------------   ------------
                                          2005           2004           2004
                                      ------------   ------------   ------------
     Current:
        Federal                       $    384,812   $    336,538   $  1,084,557
        State                               95,354         78,868        260,050
                                      ------------   ------------   ------------
     Total current                         480,166        415,406      1,334,607
     Deferred                              (22,343)        75,127         45,560
                                      ------------   ------------   ------------
     Provision for income taxes       $    457,823   $    490,533   $  1,390,167
                                      ============   ============   ============

     A reconciliation of the provision for income taxes and the income tax computed at the statutory rate are as follows:

                                              (UNAUDITED)             FOR THE
                                      FOR THE THREE MONTHS ENDED     YEAR ENDED
                                               MARCH 31,            DECEMBER 31,
                                      ---------------------------   ------------
                                          2005           2004           2004
                                      ------------   ------------   ------------
     Federal income tax expense
       computed at the statutory rate $    372,925   $    395,782   $  1,084,921
     State taxes, expense                   86,375         91,668        251,283
     Permanent book/tax differences         (1,477)         3,083         53,963
                                      ------------   ------------   ------------
     Provision for income taxes       $    457,823   $    490,533   $  1,390,167
                                      ============   ============   ============

                       LIFEWAY FOODS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2005 AND 2004
                              AND DECEMBER 31, 2004


     Amounts for deferred tax assets and liabilities are as follows:

                                               (UNAUDITED)           FOR THE
                                       FOR THE THREE MONTHS ENDED   YEAR ENDED
                                                MARCH 31,          DECEMBER 31,
                                       --------------------------  ------------
                                           2005          2004          2004
                                       ------------  ------------  ------------
     Non-current deferred tax
     liabilities arising from:
       Temporary differences -
       principally Book/tax,
       accumulated depreciation        $   (406,468) $   (448,590) $   (424,039)
     Current deferred tax liability
     arising from:
       Book/tax, unrealized losses
      (gains) on marketable securities       37,127       (15,072)      (83,850)
     Current deferred tax assets
     arising from:
       Book/tax, inventory                   52,408        42,360        47,636
                                       ------------  ------------  ------------
     Total current deferred tax assets
     (liabilities)                           89,535        27,288       (36,214)
                                       ------------  ------------  ------------
     Net deferred tax asset (liability)$   (316,933) $   (421,302) $   (460,253)
                                       ============  ============  ============


NOTE 9 - SUPPLEMENTAL CASH FLOW INFORMATION

     Cash paid for interest and income taxes are as follows:

                                              (UNAUDITED)           FOR THE YEAR
                                         FOR THE THREE MONTHS          ENDED
                                            ENDED MARCH 31,         DECEMBER 31,
                                      ---------------------------   ------------
                                          2005           2004           2004
                                      ------------   ------------   ------------
     Interest                         $      7,442   $      7,611   $     31,441
     Income taxes                     $    325,372   $    452,000   $  1,298,348


NOTE 10 - STOCK OPTION PLANS

     The Company has a registration statement filed with the Securities and Exchange Commission in connection with a Consulting Service Compensation Plan covering up to 600,000 of the Company's common stock shares. Pursuant to such Plan, the Company may issue common stock or options to purchase common stock to certain consultants, service providers, and employees of the Company. There were 468,000 shares available for issuance under the Plan at December 31, 2004 and at March 31, 2005 and 2004. The option price, number of shares, grant date, and vesting terms are determined at the discretion of the Company's Board of Directors.

     As of December 31, 2004 and at March 31, 2005 and 2004, there were no stock options outstanding or exercisable.

                       LIFEWAY FOODS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2005 AND 2004
                              AND DECEMBER 31, 2004


NOTE 10 - STOCK OPTION PLANS - CONTINUED

     On February 12, 2004, Lifeway's Board of Directors approved awards of an aggregate amount of 5,100 shares to be awarded under its Employee and Consulting Services and Compensation Plan to certain employees and consultants for services rendered to the Company. The stock awards were made on April 1, 2004 and have vesting periods that vary from six months to one year, depending upon the individual grantee. The expense for the awards is measured as of April 1, 2004 at $20.93 per share for 5,100 shares, or a total stock award expense of $106,743. This expense is being recognized as the stock awards vest beginning with the recognition of $41,860 for 2,000 shares vested on April 1, 2004. There were a total of 4,550 vested shares resulting in a stock award expense of $95,231 for the year ended December 31, 2004, and an additional 550 shares vested during the quarter ended March 31, 2005 for an additional expense of $11,512.


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


NOTE 12 - FAIR VALUE OF FINANCIAL INSTRUMENTS

     The estimated fair value of the Company's financial instruments is as follows at:

                                      ---------------------------   ---------------------------
                                              (UNAUDITED)
                                             MARCH 31, 2005             DECEMBER 31, 2004
                                      ---------------------------   ---------------------------
                                        CARRYING         FAIR         CARRYING         FAIR
                                         AMOUNT          VALUE         AMOUNT          VALUE
                                      ------------   ------------   ------------   ------------
     Cash and cash equivalents        $  5,434,032   $  5,434,032   $  5,773,285   $  5,773,285
     Marketable securities            $  6,895,472   $  6,895,472   $  6,741,987   $  6,741,987
     Notes payable                    $    469,874   $    466,069   $    472,325   $    469,696

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

COMPARISON OF QUARTER ENDED MARCH 31, 2005 TO QUARTER ENDED MARCH 31, 2004

The following analysis should be read in conjunction with the unaudited financial statements of the Company and related notes included elsewhere in this quarterly report and the audited financial statements and Management's Discussion and Analysis contained in our Form 10-KSB, for the fiscal year ended December 31, 2004.

RESULTS OF OPERATIONS

Sales increased by $721,781 (approximately 18%) to $4,656,860 during the three month period ended March 31, 2005 from $3,935,079 during the same three month period in 2004. This increase is primarily attributable to increased sales and awareness of Lifeway existing drinkable dairy product, including La Fruta, and its flagship line, Kefir. Sav a Lot, which was one of Lifeway's largest customers, and accounted for $362,000 in sales in the first quarter 2004, ceased ordering in the second quarter of 2004, and therefore was absent from the first quarter of 2005.

Lifeway's wholly-owned subsidiary, LFI Enterprises, Inc. ("LFIE") accounted for $213,644 of total sales revenues during the first quarter 2005. Of the total $213,644 revenues from LFIE, $97,275 was earned due to sales of Lifeway's Kefir and Farmer Cheese products sent from our Morton Grove, Illinois facility to Philadelphia, Pennsylvania for distribution in the tri-state area of Pennsylvania, New Jersey and New York. The remaining $116,369 of LFIE revenues for the first quarter 2005 were earned from sales of the Cream Cheese Gourmet line of products acquired from Ilya's Farms, Inc. in the third quarter of 2004.

Cost of goods sold as a percentage of sales was approximately 55% during the first quarter 2005, compared to about 53% during the same period in 2004. This increase is directly related to the increased cost of milk during this period. The average cost of milk, Lifeway's largest cost of goods sold component, increased approximately 25% in the first quarter 2005 compared to the same period in 2004. Even though the price of milk experienced such a dramatic increase, Lifeway was able to maintain strong relative gross margins by more efficiently using our other material components.

Operating expenses as a percentage of sales was approximately 25% during the first quarter 2005, compared to about 22% during the same period in 2004. This increase is primarily attributable to an overall increase in utility expenses and rising insurance and professional fees associated with the Sarbanes-Oxley Act of 2002 and other regulatory compliance requirements.

Provision for income taxes was $457,823 during the first quarter 2005 compared with $490,533 during the same period in 2004. Income taxes are discussed in Note 8 of the Notes to Consolidated Financial Statements.


SOURCES AND USES OF CASH

Net cash used in financing activities was $227,980 during the quarter ended March 31, 2005, which is an increase of $220,198 compared to the same period in 2004. This increase is primarily attributable to the purchase of treasury stock. The Company purchased 29,600 shares of its treasury stock at a cost of $225,529 in the first quarter 2005.

During the quarter ended March 31, 2005, Lifeway's cash used in investing activities totalled $381,312 due to a rebalancing of our portfolio in our continued efforts to move away from higher-risk securities towards large cap value, higher dividend yielding and tax-advantaged equities. Our efforts in this regard during the first calendar quarter of 2005 also are reflected by a gain of $198,140 on the sale of marketable securities evident on the Company's consolidated income statement, which appears in this quarterly report. We believe, given the current market conditions, this asset allocation strategy offers a positive risk-reward ratio for our Company.

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

OTHER DEVELOPMENTS

On February 12, 2004, Lifeway's Board of Directors approved awards of an aggregate amount of 5,100 shares to be awarded under its Employee and Consulting Services and Compensation Plan to certain employees and consultants for services rendered to the Company. The stock awards were made on April 1, 2004 and have vesting periods that vary from six months to one year, depending upon the individual grantee. The expense for the awards is measured as of April 1, 2004 at $20.93 per share for 5,100 shares, or a total stock award expense of $106,743. This expense will be recognized as the stock awards vest beginning with the recognition of $41,860 for 2,000 shares vested on April 1, 2004. An additional 2,000 shares of the total 5,100 vested in the third quarter of 2004. 550 shares vested in the fourth quarter of 2004. The remaining 550 shares vested in the first quarter of 2005 and resulted in an expense of $11,512.

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

ITEM 3. CONTROLS AND PROCEDURES

     The Chief Executive Officer and the Chief Accounting Officer conducted an evaluation of the effectiveness of the Company's disclosure controls and procedures pursuant to Rule 13a-14 under the Securities Exchange Act of 1934 as of March 31, 2005. The Company has historically operated on strictly monitored cost constraints; with that perspective, the Chief Executive Officer and the Chief Accounting Officer concluded that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this quarterly report has been made known to them. However, based upon the Company's recent growth and improved cash position, as well as consultation with its auditors, management intends to implement additional procedures to improve internal controls over financial reporting in 2005. Specifically, an enhanced accounting software package has been identified and continues to be evaluated which will permit enhanced data recording and internal reporting as well as additional on-site accounting staff and some changes to the Company's internal control procedures over financial reporting.

     As of the date of this quarterly report, there have been no known significant changes in internal controls or in other factors that could significantly affect these controls subject to the date of such evaluation.


                           PART II - OTHER INFORMATION


ITEM 5. OTHER INFORMATION


On May 16, 2005, the Company announced its financial results for the fiscal quarter ended March 31, 2005 and certain other information. A copy of the Company's press release announcing these financial results and certain other information is attached as Exhibit 99.1 hereto. The information contained in
Exhibit 99.1 hereto is being furnished, and should not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities imposed by that Section. The information contained in Exhibit 99.1 shall not be incorporated by reference into any registration statement or other document or filing under the Securities Act of 1933, as amended, except as may be expressly set forth in a specific filing. The press release filed as an exhibit to this report includes "safe harbor" language pursuant to the Private Securities Litigation Reform Act of 1995, as amended, indicating that certain statements about the Company's business and other matters contained in the press release are "forward-looking." The press release also cautions investors that "forward-looking" statements may be different from actual operating results. Finally, the press release states that a more thorough discussion of risks and uncertainties which may affect the Company's operating results is included in the Company's reports on file with the Securities and Exchange Commission.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS

Exhibit
Number        Description
------        -----------

3.4       Amended and Restated By-laws (incorporated by reference to Exhibit No.
          3.5 of Lifeway's Current Report on Form 8-dated and filed on December 10, 2002). (File No. 000-17363)

3.5 Articles of Incorporation, as amended and currently in effect (incorporated by reference to Exhibit 3.5 of Lifeway's Quarterly Report on Form 10-QSB for the quarter ended June 30, 2000 and filed on August 8, 2000). (File No. 000-17363)

11 Statement re: Computation of per share earnings (incorporated by reference to Note 2 of the Consolidated Financil Statements).

31.1      Rule 13a-14(a)/15d-14(a) Certification of Julie Smolyansky.

31.2      Rule 13a-14(a)/15d-14(a) Certification of Edward P. Smolyansky.

32.1      Section 1350 Certification of Julie Smolyansky.

32.2      Section 1350 Certification of Edward P. Smolyansky.

99.1 Press Release dated May 16, 2005- "Lifeway Foods, Inc. Reports First Quarter Results: Sales up 18%"

(b) Reports on Form 8-K

Current Report on Form 8-K dated January 13, 2005 and filed January 14, 2005 (File No 000-17363)

                                    SIGNATURE


In accordance with the requirements of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 16, 2005
                                    LIFEWAY FOODS, INC.



                                    By: /s/ Julie Smolyansky
                                        -------------------------------------
                                        Julie Smolyansky
                                        Chief Executive Officer, President, and
                                        Director


                                        /s/ Edward P. Smolyansky
                                        -------------------------------------
                                        Chief Financial and Accounting Officer
                                        and Treasurer

                                 EXHIBIT INDEX
                                 -------------

Exhibit
Number                          Description
------                          -----------

31.1      Rule 13a-14(a)/15d-14(a) Certification of Julie Smolyansky.

31.2      Rule 13a-14(a)/15d-14(a) Certification of Edward P. Smolyansky.

32.1      Section 1350 Certification of Julie Smolyansky.

32.2      Section 1350 Certification of Edward P. Smolyansky.

99.1 Press Release dated May 16, 2005- "Lifeway Foods Announces First Quarter Results."