Form 10QSB
period 2005-06-30
LIFEWAY FOODS INC
filed 2005-08-15
CIK 814586

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                   FORM 10-QSB


(Mark One)

   [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended June 30, 2005



   [_]    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

          For the transition period from __________ to __________

                         Commission file number: 0-17363




                               LIFEWAY FOODS, INC.
    ------------------------------------------------------------------------
        (Exact name of small business issuer as specified in it charter)



            Illinois                                           36-3442829
---------------------------------                         -------------------
(State or other jurisdiction of                             (IRS Employer
 incorporation or organization)                           Identification No.)



                 6431 WEST OAKTON, MORTON GROVE, ILLINOIS 60053
                 ----------------------------------------------
                    (Address of principal executive offices)



                                 (847) 967-1010
                    ----------------------------------------
                           (Issuer's telephone number)




            ---------------------------------------------------------
                     (Former name, former address and former
                   fiscal year, if changed since last report)




Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the issuer was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.   Yes [X]    No [_]



                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of June 30, 2005, the issuer had 8,392,455 shares of common stock, no par value, outstanding.

Transitional Small Business Disclosure Format (Check one):  Yes [_]    No [X]

================================================================================

                                      INDEX




PART I - FINANCIAL INFORMATION.................................................3

   ITEM 1.  FINANCIAL STATEMENTS...............................................3

   ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.........17

   ITEM 3.  CONTROLS AND PROCEDURES...........................................19




PART II - OTHER INFORMATION...................................................19

   ITEM 2.  LEGAL PROCEEDINGS.................................................19

   ITEM 5.  OTHER INFORMATION.................................................20

   ITEM 6.  EXHIBITS..........................................................20



SIGNATURE.....................................................................21

                         PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS


                       LIFEWAY FOODS, INC. AND SUBSIDIARY
                        CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2005 and 2004
                              AND DECEMBER 31, 2004

                                                                           June 30,                 December 31,
                                                                ------------------------------      ------------
                                                                    2005              2004              2004
                                                                ------------      ------------      ------------
ASSETS
------
CURRENT ASSETS
  Cash and cash equivalents                                     $  2,024,384      $  5,241,815      $  5,773,285
  Marketable securities                                            6,301,790         6,548,911         6,741,987
  Accounts receivable, net of allowance for doubtful
   accounts of $15,000 at June 30, 2005 and 2004
   and December 31, 2004                                           2,556,808         1,921,537         2,024,036
  Other receivables                                                  106,896            87,473            72,137
  Inventories                                                      1,106,211           991,041           905,697
  Prepaid expenses and other current assets                          102,448               524             7,260
  Deferred income taxes                                               55,352            51,480              --
  Refundable income taxes                                            172,635           376,808           258,617
                                                                ------------      ------------      ------------
  TOTAL CURRENT ASSETS                                            12,426,524        15,219,589        15,783,019

PROPERTY AND EQUIPMENT, NET                                        7,757,150         3,531,856         3,420,138

INTANGIBLE ASSETS
  Goodwill                                                            75,800              --              75,800
  Other intangible assets, net of amortization of $59,379
   and $26,990 at June 30, 2005 and December 31, 2004                376,621              --             409,010
                                                                ------------      ------------      ------------
TOTAL INTANGIBLE ASSETS                                              452,421              --             484,810

TOTAL ASSETS                                                    $ 20,636,095      $ 18,751,445      $ 19,687,967
                                                                ============      ============      ============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
CURRENT LIABILITIES
  Current maturities of notes payable                           $     12,662      $     38,198      $      8,784
  Accounts payable                                                   659,351           802,035           641,651
  Accrued expenses                                                   427,307           151,667           195,541
  Deferred income taxes                                                 --                --              36,214
                                                                ------------      ------------      ------------
  TOTAL CURRENT LIABILITIES                                        1,099,320           991,900           882,190

NOTES PAYABLE                                                        454,046           447,084           463,541

DEFERRED INCOME TAXES                                                381,049           434,837           424,039

STOCKHOLDERS' EQUITY
  Common stock                                                     6,509,267         6,509,267         6,509,267
  Paid-in-capital                                                     74,751            28,270            64,314
  Stock subscription receivable                                         --              (5,000)             --
  Treasury stock, at cost                                         (1,043,685)         (666,366)         (649,039)
  Retained earnings                                               13,156,711        11,019,724        11,874,475
  Accumulated other comprehensive income (loss), net of taxes          4,636            (8,271)          119,180
                                                                ------------      ------------      ------------
  TOTAL STOCKHOLDERS' EQUITY                                      18,701,680        16,877,624        17,918,197
                                                                ------------      ------------      ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                      $ 20,636,095      $ 18,751,445      $ 19,687,967
                                                                ============      ============      ============

                See accompanying notes to financial statements.

                                                      (Unaudited)                         (Unaudited)
                                                   Three Months Ended                  Six Months Ended
                                                        June 30,                            June 30,                 December 31,
                                             ------------------------------      ------------------------------      ------------
                                                 2005              2004              2005              2004              2004
                                             ------------      ------------      ------------      ------------      ------------
SALES                                        $  5,072,567      $  4,002,093      $  9,729,427      $  7,937,172      $ 16,319,210

Cost of goods sold                              2,956,267         2,265,802      $  5,534,223         4,365,000         9,034,971
                                             ------------      ------------      ------------      ------------      ------------

GROSS PROFIT                                    2,116,300         1,736,291         4,195,204         3,572,172         7,284,239

Operating expenses                              1,279,043         1,049,402      $  2,434,223         1,931,431         4,333,788
                                             ------------      ------------      ------------      ------------      ------------

INCOME FROM OPERATIONS                            837,257           686,889         1,760,981         1,640,741         2,950,451

Other income (expense):
  Interest and dividend income                     75,289            34,085           140,565            75,209           185,575
  Interest expense                                 (6,876)           (7,907)          (14,318)          (15,518)          (31,441)
  Gain (loss) on sale of marketable
    securities, net                               (36,153)           40,962           161,987           309,329           354,128
  Gain (loss) on marketable securities
    classified as trading                          11,520           (27,758)           15,036           (27,758)          (16,487)
  Total other income                               43,780            39,382           303,270           341,262           491,775
                                             ------------      ------------      ------------      ------------      ------------

INCOME BEFORE PROVISION FOR
   INCOME TAXES                                   881,037           726,271         2,064,251         1,982,003         3,442,226

Provision for income taxes                        324,192           294,162           782,015           784,695         1,390,167
                                             ------------      ------------      ------------      ------------      ------------

NET INCOME                                   $    556,845      $    432,109      $  1,282,236      $  1,197,308      $  2,052,059
                                             ============      ============      ============      ============      ============

BASIC AND DILUTED EARNINGS PER
  COMMON SHARE                                       0.07              0.05              0.15              0.14              0.24
                                             ============      ============      ============      ============      ============

WEIGHTED AVERAGE NUMBER OF SHARES
  OUTSTANDING                                   8,397,699         8,437,544         8,415,080         8,437,544         8,439,159
                                             ============      ============      ============      ============      ============

COMPREHENSIVE INCOME

NET INCOME                                   $    556,845      $    432,109      $  1,282,236      $  1,197,308      $  2,052,059

Other comprehensive income (loss),
   net of tax:
  Unrealized gains (losses) on
   marketable securities
   (net of tax benefits)                           36,251           (47,050)          (20,471)          (25,628)          170,107
  Less reclassification adjustment
   for gains (losses)
   included in net income (net of taxes)           21,153            17,615           (94,073)         (138,880)         (207,164)
                                             ------------      ------------      ------------      ------------      ------------

COMPREHENSIVE INCOME                         $    614,249      $    402,674      $  1,167,692      $  1,032,800      $  2,015,002
                                             ============      ============      ============      ============      ============

                See accompanying notes to financial statements.

                                                Common Stock, No Par Value
                                                   10,000,000 Shares
                                                        Authorized                # of Shares
                                              -----------------------------           of
                                               # of Shares      # of Shares        Treasury          Common            Paid In
                                                 Issued         Outstanding          Stock            Stock            Capital
                                              ------------     ------------      ------------      ------------     ------------
BALANCES AT DECEMBER 31, 2003                    8,636,888        8,436,888           200,000      $  6,509,267     $       --

Issuance of treasury stock                            --              4,550            (4,550)             --             64,314

Other comprehensive income (loss):
  Unrealized losses on securities, net of
    taxes and reclassification adjustment             --               --                --                --               --

Payment on subscription receivable                    --               --                --                --               --

Net income for the year
  ended December 31, 2004                             --               --                --                --               --
                                              ------------     ------------      ------------      ------------     ------------

BALANCES AT DECEMBER 31, 2004                    8,636,888        8,441,438           195,450      $  6,509,267     $     64,314


Issuance of treasury stock                            --              1,017            (1,017)             --             10,437

Redemption of treasury stock                          --            (50,000)           50,000              --               --

Other comprehensive income (loss):
  Unrealized losses on securities, net of
    taxes and reclassification adjustment             --               --                --                --               --


Net income for the six months
  ended June 30, 2005                                 --               --                --                --               --
                                              ------------     ------------      ------------      ------------     ------------


BALANCES AT JUNE 30, 2005                        8,636,888        8,392,455           244,433      $  6,509,267     $     74,751
                                              ============     ============      ============      ============     ============

                                                                                                   Accumulated
                                                                                                      Other
                                                 Stock                                            Comprehensive
                                              Subscription        Treasury          Retained      Income (Loss),
                                               Receivable          Stock            Earnings        Net of Tax           Total
                                              ------------      ------------      ------------     ------------      ------------
BALANCES AT DECEMBER 31, 2003                 $    (15,000)     $   (679,956)     $  9,822,416     $    156,237      $ 15,792,964

Issuance of treasury stock                            --              30,917              --               --              95,231

Other comprehensive income (loss):
  Unrealized losses on securities, net of
    taxes and reclassification adjustment             --                --                --            (37,057)          (37,057)

Payment on subscription receivable                  15,000              --                --               --              15,000

Net income for the year
  ended December 31, 2004                             --                --           2,052,059             --           2,052,059
                                              ------------      ------------      ------------     ------------      ------------

BALANCES AT DECEMBER 31, 2004                 $       --        $   (649,039)     $ 11,874,475     $    119,180      $ 17,918,197


Issuance of treasury stock                            --               6,908              --               --              17,345

Redemption of treasury stock                          --            (401,554)             --               --            (401,554)

Other comprehensive income (loss):
  Unrealized losses on securities, net of
    taxes and reclassification adjustment             --                --                --           (114,544)         (114,544)


Net income for the six months
  ended June 30, 2005                                 --                --           1,282,236             --           1,282,236
                                              ------------      ------------      ------------     ------------      ------------


BALANCES AT JUNE 30, 2005                     $       --        $ (1,043,685)     $ 13,156,711     $      4,636      $ 18,701,680
                                              ============      ============      ============     ============      ============

                See accompanying notes to financial statements.

                                                                            Six Months Ended             Year Ended
                                                                                June 30,                 December 31,
                                                                     ------------------------------      ------------
                                                                         2005              2004              2004
                                                                     ------------      ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
-------------------------------------
  NET INCOME                                                         $  1,282,236      $  1,197,308      $  2,052,059
  Adjustments to reconcile net income to net
    cash flows from operating activities:
      Depreciation and amortization                                       318,346           315,315           669,994
      Gain on sale of marketable securities, net                         (161,987)         (309,329)         (354,128)
      (Gain)/Loss on marketable securities classified as trading          (15,036)           27,758            16,487
      Deferred income taxes                                               (53,968)           58,335            45,560
      Treasury stock issued for services                                   17,345              --              95,231
      (Increase) decrease in operating assets:
        Accounts receivable                                              (532,772)         (121,396)         (223,895)
        Other receivables                                                 (34,759)           78,294            93,630
        Inventories                                                      (200,514)         (179,469)          (94,125)
        Refundable income taxes                                            85,982           (70,637)           47,554
        Prepaid expenses and other current assets                         (95,188)              267            (6,469)
      Increase (decrease) in operating liabilities:
        Accounts payable                                                   17,700             6,714          (153,670)
        Accrued expenses                                                  231,766           (31,933)           11,941
                                                                     ------------      ------------      ------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                 859,151           971,227         2,200,169

CASH FLOWS FROM INVESTING ACTIVITIES:
-------------------------------------
  Purchases of marketable securities                                   (2,454,680)       (5,111,087)       (6,265,671)
  Sale of marketable securities                                         2,876,669         4,861,951         6,096,652
  Purchases of property and equipment                                  (4,622,870)         (114,439)         (330,411)
  Acquisition of Ilya's Farms, Inc.
    net of assets acquired                                                   --                --            (511,800)
                                                                     ------------      ------------      ------------
NET CASH USED IN INVESTING ACTIVITIES                                  (4,200,881)         (363,575)       (1,011,230)

CASH FLOWS FROM FINANCING ACTIVITIES:
-------------------------------------
  Proceeds from stock subscription receivable                                --              41,860            15,000
  Purchases of treasury stock                                            (401,554)           10,000              --
  Repayment of notes payable                                               (5,617)          (15,516)          (28,473)
                                                                     ------------      ------------      ------------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                      (407,171)           36,344           (13,473)
                                                                     ------------      ------------      ------------

NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS                   (3,748,901)          643,996         1,175,466

Cash and cash equivalents at the beginning of the period                5,773,285         4,597,819         4,597,819
                                                                     ------------      ------------      ------------

CASH AND CASH EQUIVALENTS AT THE END OF THE PERIOD                   $  2,024,384      $  5,241,815      $  5,773,285
                                                                     ============      ============      ============

                See accompanying notes to financial statements.

                       LIFEWAY FOODS, INC. AND SUBSIDIARY
                   Notes to Consolidated Financial Statements
                             June 30, 2005 and 2004
                              and December 31, 2004


Note 1 - NATURE OF BUSINESS

Lifeway Foods, Inc. (The "Company") commenced operations in February 1986 and incorporated under the laws of the state of Illinois on May 19, 1986. The Company's principal business activity is the production of dairy products. Specifically, the Company produces Kefir, a drinkable product which is similar to but distinct from yogurt, in several flavors sold under the name "Lifeway's Kefir;" a plain farmer's cheese sold under the name "Lifeway's Farmer's Cheese;" a fruit sugar-flavored product similar in consistency to cream cheese sold under the name of "Sweet Kiss;" and a dairy beverage, similar to Kefir, with increased protein and calcium, sold under the name "Basics Plus." The Company also produces several soy-based products under the name "Soy Treat" and a vegetable-based seasoning under the name "Golden Zesta." The Company currently distributes its products throughout the Chicago Metropolitan area through local food stores. In addition, the products are sold throughout the United States and Ontario, Canada by distributors. The Company also distributes some of its products to Eastern Europe. During the year ended December 31, 2004 and for the six months ended June 30, 2005 and 2004, export sales of the Company were approximately $37,050, $0 and $37,050, respectively.


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

          Use of estimates
          ----------------
          The preparation of financial statements in conformity with the Public Company Accounting Oversight Board (PCAOB) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

          Revenue Recognition
          -------------------
          Sales represent sales of Company produced dairy products that are recorded at the time of shipment. In addition, shipping costs invoiced to the customers are included in net sales and the related cost in cost of sales.

                       LIFEWAY FOODS, INC. AND SUBSIDIARY
                   Notes to Consolidated Financial Statements
                             June 30, 2005 and 2004
                              and December 31, 2004


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

          Bank balances of amounts reported by financial institutions are categorized as follows:

                                                                   June 30,            December 31,
                                                          -------------------------     ----------
                                                             2005           2004           2004
                                                          ----------     ----------     ----------
               Amounts insured                            $  403,372     $  400,000     $  472,341
               Uninsured and uncollateralized amounts      1,916,182      5,069,650      5,456,188
                                                          ----------     ----------     ----------
               Total bank balances                        $2,319,554     $5,469,650     $5,928,529
                                                          ==========     ==========     ==========

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

          Property and equipment are being depreciated over the following useful lives:

                       Category                           Years
               ---------------------------              ---------
               Buildings and improvements               31 and 39
               Machinery and equipment                   5 - 12
               Office equipment                           5 - 7
               Vehicles                                     5

                       LIFEWAY FOODS, INC. AND SUBSIDIARY
                   Notes to Consolidated Financial Statements
                             June 30, 2005 and 2004
                              and December 31, 2004


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

          Intangible assets are being amortized over the following useful lives:

                           Category                             Years
               --------------------------------             ---------------
               Recipes                                            4
               Customer lists and other
                  customer related intangibles                    8
               Lease agreement                                    7

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

                       LIFEWAY FOODS, INC. AND SUBSIDIARY
                   Notes to Consolidated Financial Statements
                             June 30, 2005 and 2004
                              and December 31, 2004


Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

          Advertising costs
          -----------------
          The Company expenses advertising costs as incurred. During the years ended December 31, 2004 and for the six months ended June 30, 2005 and 2004, approximately $909,179, $544,189 and $409,461, of such costs respectively, were expensed.

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

          The following table summarizes the values of the assets and inventory acquired at the date of acquisition, July 23, 2004.

               Assets and Inventory Acquired        Value
               ------------------------------     ----------
               Machinery and equipment            $   38,200
               Inventory                              25,600
               Intangible assets                     511,800
                                                  ----------
                                                  $  575,600
               Total aggregate purchase price
                                                  ==========

          Intangible assets, and the related accumulated amortization, consist of the following as of June 30, 2005:

                                                                   Accumulated
                                                        Cost       Amortization
                                                     ----------     ----------
               Recipes                               $   43,600     $    9,992
               Customer lists and other customer
                  related intangibles                   305,200         37,968
               Lease acquisition                         87,200         11,419
               Goodwill                                  75,800           --
                                                     ----------     ----------


                                                     $  511,800     $   59,379
                                                     ==========     ==========

                       LIFEWAY FOODS, INC. AND SUBSIDIARY
                   Notes to Consolidated Financial Statements
                             June 30, 2005 and 2004
                              and December 31, 2004


Note 3 - ACQUISITION OF ILYA'S FARMS, INC. - CONTINUED

          Amortization expense is expected to be as follows for the 12 months ending June 30:

               2006                               $ 64,777
               2007                                 64,777
               2008                                 64,777
               2009                                 60,235
               2010                                 50,244
               Thereafter                           71,811
                                                 ---------
                                                 $ 376,621
                                                 =========

          Amortization expense during the six months ended June 30, 2005 and year ended December 31, 2004 was $32,389 and $26,990. Goodwill amortization, for tax purposes, totaled $2,527 and $2,527 for the six months ended June 30, 2005 and year ended December 31, 2004, respectively.

Note 4 - MARKETABLE SECURITIES


          The cost and fair value of marketable securities classified as available for sale and trading are as follows:

                                                                                     Loss on
                                                                                   Marketable
                                                                                   Securities
                                                     Unrealized      Unrealized   Classified as       Fair
          June 30, 2005                  Cost          Gains           Losses        Trading          Value
          -------------               ----------     ----------     ----------      ----------      ----------

          Equities and Mutual
             Funds                    $3,693,256     $  200,374     $ (142,171)           --        $3,751,459
          Preferred Securities            40,000           --           (2,600)           --            37,400
          Certificates of Deposit        150,000           --           (6,270)           --           143,730
          Corporate Bonds              2,287,211           --          (42,900)           --         2,244,311
          Municipal bonds,
           maturing within five
           years                          24,875          1,466           --              --            26,341
          Government agency
            obligations, maturing
            after five years             100,000           --             --            (1,451)         98,549
                                      ----------     ----------     ----------      ----------      ----------
          Total                       $6,295,342     $  201,840     $ (193,941)         (1,451)     $6,301,790
                                      ==========     ==========     ==========      ==========      ==========


                       LIFEWAY FOODS, INC. AND SUBSIDIARY
                   Notes to Consolidated Financial Statements
                             June 30, 2005 and 2004
                              and December 31, 2004


Note 4 - MARKETABLE SECURITIES - Continued

                                                                                     Loss on
                                                                                    Marketable
                                                                                    Securities
                                                     Unrealized     Unrealized      Classified        Fair
          June 30, 2004                  Cost          Gains          Losses        as Trading        Value
          -------------               ----------     ----------     ----------      ----------      ----------
          Equities/Mutual Funds       $3,605,678     $  113,749     $  (90,838)     $     --        $3,628,589
          Preferred Securities            75,505            820         (2,245)           --            74,080
          Certificates of Deposit        150,000           --           (8,460)           --           141,540
          Corporate Bonds              1,474,120           --          (26,309)           --         1,447,811
          Municipal bonds,
           maturing within five
           years                         132,224           --             (808)           --           131,416
          Government agency
            Obligations,
            maturing
            After five years           1,153,234           --             --           (27,759)      1,125,475
                                      ----------     ----------     ----------      ----------      ----------
          Total                       $6,590,761     $  114,569     $ (128,660)     $  (27,759)     $6,548,911
                                      ==========     ==========     ==========      ==========      ==========

                                                                                     Loss on
                                                                                    Marketable
                                                                                    Securities
                                                     Unrealized     Unrealized      Classified        Fair
          December 31, 2004              Cost          Gains          Losses        as Trading        Value
          -----------------           ----------     ----------     ----------      ----------      ----------
          Equities and Mutual
             Funds                    $3,414,459     $  341,230     $ (120,991)     $     --        $3,634,698
          Preferred Securities            65,000            596           --              --            65,596
          Certificates of Deposit        150,000           --           (4,935)           --           145,065
          Corporate Bonds              1,639,275           --          (14,862)           --         1,624,413
          Municipal bonds,
           maturing within five
           years                         132,226          1,992           --              --           134,218
          Government agency
            obligations, maturing
            after five years           1,154,484           --             --           (16,487)      1,137,997
                                      ----------     ----------     ----------      ----------      ----------
          Total                       $6,555,444     $  343,818     $ (140,788)     $  (16,487)     $6,741,987
                                      ==========     ==========     ==========      ==========      ==========

          Proceeds from the sale of marketable securities were $6,096,652, $2,876,669 and $4,861,951 during the year ended December 31, 2004 and for the six months ended June 30, 2005 and 2004, respectively.

                       LIFEWAY FOODS, INC. AND SUBSIDIARY
                   Notes to Consolidated Financial Statements
                             June 30, 2005 and 2004
                              and December 31, 2004

Note 4 - MARKETABLE SECURITIES - Continued

          Gross gains of $354,128, $161,987 and $309,329 were realized on these sales during the year ended December 31, 2004 and for the six months ended June 30, 2005 and 2004, respectively.

Note 5 - INVENTORIES

          Inventories consist of the following:

                                                                                         June 30,               December 31,
                                                                              -----------------------------     ------------
                                                                                  2005             2004             2004
                                                                              ------------     ------------     ------------
          Finished goods                                                      $    489,160     $    510,352     $    404,206
          Production supplies                                                      359,625          244,197          297,791
          Raw materials                                                            257,426          236,492          203,700
                                                                              ------------     ------------     ------------
          Total inventories                                                   $  1,106,211     $    991,041     $    905,697
                                                                              ============     ============     ============

Note 6 - PROPERTY AND EQUIPMENT

      Property and equipment consist of the following:

                                                                                         June 30,               December 31,
                                                                              -----------------------------     ------------
                                                                                  2005             2004             2004
                                                                              ------------     ------------     ------------
          Land                                                                $    909,232     $    470,900     $    470,900
          Buildings and improvements                                             6,427,993        2,439,321        2,481,257
          Machinery and equipment                                                5,578,369        5,249,052        5,394,932
          Vehicles                                                                 459,815          380,743          408,898
          Office equipment                                                          82,211           78,763           78,763
                                                                              ------------     ------------     ------------
                                                                                13,457,620        8,618,779        8,834,750
          Less accumulated depreciation                                          5,700,470        5,086,923        5,414,612
                                                                              ------------     ------------     ------------
          Total property and equipment                                        $  7,757,150     $  3,531,856     $  3,420,138
                                                                              ============     ============     ============

          On May 27, 2005, the Company acquired a 100,000 sq. ft. distribution & warehouse facility at a total cost of $4,380,000 cash. Subsequent to June 30, 2005, the Company obtained a long-term mortgage with a domestic bank.

          Depreciation expense during the year ended December 31, 2004 and for the six months ended June 30, 2005 and 2004 was $643,004, $285,957 and $315,315, respectively.

Note 7 - NOTES PAYABLE

          Notes payable consist of the following:

                                                                                         June 30,               December 31,
                                                                              -----------------------------     ------------
                                                                                  2005             2004             2004
                                                                              ------------     ------------     ------------
          Mortgage note payable to a bank, payable in monthly
          installments of $3,273 including interest at 6.25%,
          with a balloon payment of $454,275 due September
          25, 2006.  Collateralized by real estate                            $    466,708     $    476,874     $    472,325
          Notes payable to finance companies; paid in full November 2004              --              8,408             --
                                                                              ------------     ------------     ------------
          Total notes payable                                                      466,708          485,282          472,325
          Less current maturities                                                   12,662           38,198            8,784
                                                                              ------------     ------------     ------------
                                                                              $    454,046     $    447,084     $    463,541
          Total long-term portion                                             ============     ============     ============

                       LIFEWAY FOODS, INC. AND SUBSIDIARY
                   Notes to Consolidated Financial Statements
                             June 30, 2005 and 2004
                              and December 31, 2004


          Maturities of notes payables are as follows:

          As of June 30,
                   2005                   $  12,662
                   2006                     454,046
                                          ---------
                  Total                   $ 466,708
                                          =========

Note 8 - PROVISION FOR INCOME TAXES

          The provision for income taxes consists of the following:

                                                                                                                  For the
                                                                                 For the Six Months Ended        Year Ended
                                                                                         June 30,               December 31,
                                                                              -----------------------------     ------------
                                                                                  2005             2004             2004
                                                                              ------------     ------------     ------------
          Current:
              Federal                                                         $    681,731     $    591,271     $  1,084,557
              State                                                                154,252          135,089          260,050
                                                                              ------------     ------------     ------------
          Total current                                                            835,983          726,360        1,334,607
          Deferred                                                                 (53,968)          58,335           45,560
                                                                              ------------     ------------     ------------
          Provision for income taxes                                          $    782,015     $    784,695     $  1,390,167
                                                                              ============     ============     ============

          A reconciliation of the provision for income taxes and the income tax computed at the statutory rate is as follows:

                                                                                                                  For the
                                                                                 For the Six Months Ended        Year Ended
                                                                                         June 30,               December 31,
                                                                              -----------------------------     ------------
                                                                                  2005             2004             2004
                                                                              ------------     ------------     ------------
          Federal income tax expense                                          $    701,846     $    673,881     $  1,084,921
            computed at the statutory rate
          State taxes, expense                                                      99,455           95,493          251,283
          Permanent book/tax differences                                           (19,286)          15,321           53,963
                                                                              ------------     ------------     ------------
          Provision for income taxes                                          $    782,015     $    784,695     $  1,390,167
                                                                              ============     ============     ============

                       LIFEWAY FOODS, INC. AND SUBSIDIARY
                   Notes to Consolidated Financial Statements
                             June 30, 2005 and 2004
                              and December 31, 2004

          Amounts for deferred tax assets and liabilities are as follows:

                                                                                                                  For the
                                                                                 For the Six Months Ended        Year Ended
                                                                                         June 30,               December 31,
                                                                              -----------------------------     ------------
                                                                                  2005             2004             2004
                                                                              ------------     ------------     ------------
          Non-current deferred tax liabilities
          arising from:
           Temporary differences - principally
           Book/tax, accumulated depreciation                                 $   (381,049)    $   (434,837)    $   (424,039)
          Current deferred tax liability arising from:
            Book/tax, unrealized losses (gains)
            on marketable securities                                                (3,262)           5,820          (83,850)
          Current deferred tax assets arising
          from:
            Book/tax, inventory                                                     58,614           45,660           47,636
                                                                              ------------     ------------     ------------
          Total current deferred tax assets
          (liabilities)                                                             55,352           51,480          (36,214)
                                                                              ------------     ------------     ------------
          Net deferred tax liability                                          $   (325,697)    $   (383,357)    $   (460,253)
                                                                              ============     ============     ============

Note 9 - SUPPLEMENTAL CASH FLOW INFORMATION

          Cash paid for interest and income taxes are as follows:

                                                                                      (Unaudited)                 For the
                                                                                 For the Six Months Ended        Year Ended
                                                                                         June 30,               December 31,
                                                                              -----------------------------     ------------
                                                                                  2005             2004             2004
                                                                              ------------     ------------     ------------
          Interest                                                            $     14,318     $     15,518     $     31,441
          Income taxes                                                        $    751,757     $    797,687     $  1,298,348

Note 10 - STOCK OPTION PLANS

          The Company has a registration statement filed with the Securities and Exchange Commission in connection with a Consulting Service Compensation Plan covering up to 600,000 of the Company's common stock shares. Pursuant to such Plan, the Company may issue common stock or options to purchase common stock to certain consultants, service providers, and employees of the Company. There were 468,000 shares available for issuance under the Plan at December 31, 2004 and at June 30, 2005 and 2004. The option price, number of shares, grant date, and vesting terms are determined at the discretion of the Company's Board of Directors.

          As of December 31, 2004 and at June 30, 2005 and 2004, there were no stock options outstanding or exercisable.

                       LIFEWAY FOODS, INC. AND SUBSIDIARY
                   Notes to Consolidated Financial Statements
                             June 30, 2005 and 2004
                              and December 31, 2004

Note 10 - STOCK OPTION PLANS - Continued

          On February 12, 2004, Lifeway's Board of Directors approved awards of an aggregate amount of 5,100 shares to be awarded under its Employee and Consulting Services and Compensation Plan to certain employees and consultants for services rendered to the Company. The stock awards were made on April 1, 2004 and have vesting periods that vary from six months to one year, depending upon the individual grantee. The expense for the awards is measured as of April 1, 2004 at $20.93 per share for 5,100 shares, or a total stock award expense of $106,743. This expense is being recognized as the stock awards vest beginning with the recognition of $41,860 for 2,000 shares vested on April 1, 2004. There were a total of 4,550 vested shares resulting in a stock award expense of $95,231 for the year ended December 31, 2004, and an additional 550 shares vested during the quarter ended June 30, 2005 for an additional expense of $11,512.

          On May 23, 2005, Lifeway's Board of Directors approved awards of an aggregate amount of 5,600 shares to be awarded under its Employee and Consulting Services and Compensation Plan to certain employees and consultants for services rendered to the Company. The stock awards were made on June 1, 2005 and have vesting periods of one year. The expense for the awards is measured as of June 1, 2005 at $12.50 per share for 5,600 shares, or a total stock award expense of $70,000. This expense will be recognized as the stock awards vest in 12 equal portions of $5,833, or 466 shares per month for one year.

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

Note 12 - FAIR VALUE OF FINANCIAL INSTRUMENTS

          The estimated fair value of the Company's financial instruments is as follows at:

                                    -------------------------     -------------------------     -------------------------
                                             June 30,                      June 30,                    December 31,
                                               2005                          2004                          2005
                                    -------------------------     -------------------------     -------------------------
                                     Carrying         Fair         Carrying         Fair         Carrying          Fair
                                      Amount         Value          Amount         Value          Amount          Value
                                    ----------     ----------     ----------     ----------     ----------     ----------
          Cash and cash             $2,024,384     $2,024,384     $5,241,815     $5,241,815     $5,773,285     $5,773,285
          equivalents

          Marketable securities     $6,301,790     $6,301,790     $6,548,911     $6,548,911     $6,741,987     $6,741,987

          Notes payable             $  466,708     $  464,169     $  485,282     $  461,711     $  472,325     $  469,696

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

          The lawsuit alleges non payment of overtime wages in violation of federal employment laws, with an estimated amount between $40,000 and $50,000. The suit was filed in the United States District Court for the Northern District of Illinois on behalf of all employees who were classified as non-exempt during 2001 through 2003. The Company has accrued a $45,000 liability in anticipation of a settlement.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

COMPARISON OF QUARTER ENDED JUNE 30, 2005 TO QUARTER ENDED JUNE 30, 2004
------------------------------------------------------------------------

The following analysis should be read in conjunction with the unaudited financial statements of the Company and related notes included elsewhere in this quarterly report and the audited financial statements and Management's Discussion and Analysis contained in our Form 10-KSB, for the fiscal year ended December 31, 2004, and in the Management's Discussion and Analysis contained in our Form 10-QSB, for the fiscal quarter ended March 31, 2005.

RESULTS OF OPERATIONS

Sales increased by $1,070,474 (approximately 27%) to $5,072,567 during the three month period ended June 30, 2005 from $4,002,093 during the same three month period in 2004. This increase is primarily attributable to increased sales and awareness of Lifeway's existing drinkable dairy products including La Fruta, and its flagship line, Kefir. Sav a Lot, which was one of Lifeway's largest customers, and that accounted for $160,617 in sales in the second quarter 2004, ceased ordering at the end of the second quarter of 2004, and therefore was absent from the second quarter of 2005.

Lifeway's wholly-owned subsidiary, LFI Enterprises, Inc. ("LFIE") accounted for $264,807 of total sales revenues during the second quarter of 2005. Of the total $264,807 revenues from LFIE, $133,147 was earned due to sales of Lifeway's Kefir and Farmer Cheese products sent from our Morton Grove, Illinois facility to Philadelphia, Pennsylvania for distribution in the tri-state area of Pennsylvania, New Jersey and New York. The remaining $131,660 of LFIE revenues for the second quarter of 2005 was earned from sales of the Cream Cheese Gourmet line of products acquired from Ilya's Farms, Inc. in the third quarter of 2004.

Cost of goods sold as a percentage of sales was approximately 58% during the second quarter 2005, compared to about 57% during the same period in 2004. The average cost of milk, Lifeway's largest cost of goods sold component, was similar in the second quarter 2005 compared to the same period in 2004. Beginning January 1, 2005, the minimum wage payable to Company's employees in Illinois increased approximately 18%. This higher wage increase (and indirect pressure for additional increases) has had a negative impact on our gross margins in 2005, when compared to 2004. We intend to primarily offset these wage increases by continuing to invest in the automation of our production processes.

As we increased our shipments, the rise in fuel and transportation costs in the second quarter, when compared to the same period a year ago, had a negative impact on our gross margins. We intend to primarily offset these higher transportation costs by streamlining our operations and thereby decreasing our operating expenses as a percentage of sales.

Operating expenses as a percentage of sales was approximately 25% during the second quarter 2005, compared to about 26% during the same period in 2004. This decrease is primarily attributable to our continuing efforts to improve our production automation, through capital investments, thereby improving our overall operating income. Lifeway also recognized an expense related to an increase in a reserve established with respect to a lawsuit brought by a previous employee, as discussed in Part II, Item 3 of this report.

Provision for income taxes was $324,192 during the second quarter 2005 compared with $294,162 during the same period in 2004. Income taxes are discussed in Note 8 of the Notes to Consolidated Financial Statements.

COMPARISON OF SIX MONTH PERIOD ENDED JUNE 30, 2005 TO SIX MONTH PERIOD ENDED
----------------------------------------------------------------------------
JUNE 30, 2004
-------------

RESULTS OF OPERATIONS

Sales increased by $1,792,255 (approximately 23%) to $9,729,427 during the six month period ended June 30, 2005 from $7,937,172 during the same six month period in 2004. This increase is primarily attributable to increased sales and awareness of Lifeway's existing drinkable dairy products including La Fruta, and its flagship line, Kefir. Sav a Lot, which was one of Lifeway's largest customers, and that accounted for $522,617 in sales during the first six months of 2004, ceased ordering at the end of the second quarter of 2004, and therefore was absent from this six month period.

Cost of goods sold as a percentage of sales was approximately 57% during the six month period ended June 30, 2005, compared to about 55% during the same period in 2004. The average cost of milk, Lifeway's largest cost of goods sold component, was approximately 20% higher in the first quarter 2005, compared to the same period in 2004, but was similar in the second quarter 2005 compared to the same period in 2004. Beginning January 1, 2005, the minimum wage payable to Company's employees in Illinois increased approximately 18%. This higher wage increase (and indirect pressure for additional increases) has had a negative impact on our gross margins in 2005, when compared to 2004. We intend to primarily offset these wage increases by continuing to invest in the automation of our production processes.

Total other income for the six months ended June 30, 2005 was $303,270, compared with $341,262 during the same period in 2004. This decrease is primarily attributable to a higher gain on the sale of marketable securities in 2004, when compared to the same period in 2005.

SOURCES AND USES OF CASH

Net cash used in investing activities was $4,200,881 during the six months ended June 30,2005, which is an increase of $3,837,306 compared to the same period in 2004. This increase is primarily due to the Company's purchase of a storage and distribution facility.

Net cash used in financing activities was $407,171 during the six months June 30, 2005, which is an increase of $443,515 compared to the same period in 2004. This increase is primarily attributable to the purchase of treasury stock. The Company purchased 50,000 shares of its treasury stock at a total cost of $401,554 in the first six months of 2005.

During the six month period ended June 20, 2005, Lifeway experienced positive investing cash flows in the amount of $421,989. Our efforts in this regard during the first two calendar quarters of 2005 also are reflected by a gain of $177,023 on the sale of marketable securities evident on the Company's consolidated income statement, which appears in this quarterly report. We believe, given the current market conditions, our asset allocation strategy offers a positive risk-reward ratio for the Company.

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

OTHER DEVELOPMENTS

On May 23, 2005, Lifeway's Board of Directors approved awards of an aggregate amount of 5,600 shares to be awarded under its Employee and Consulting Services and Compensation Plan to certain employees and consultants for services rendered to the Company. The stock awards were made on June 1, 2005 and have vesting periods of one year. The expense for the awards is measured as of June 1, 2005 at $12.50 per share for 5,600 shares, or a total stock award expense of $70,000. This expense will be recognized as the stock awards vest in 12 equal portions of $5,833, or 466 shares per month for one year.

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


ITEM 3.   CONTROLS AND PROCEDURES

          The Chief Executive Officer and the Chief Accounting Officer conducted an evaluation of the effectiveness of the Company's disclosure controls and procedures pursuant to Rule 13a-14 under the Securities Exchange Act of 1934 as of June 30, 2005. The Company has historically operated on strictly monitored cost constraints. With that perspective, the Chief Executive Officer and the Chief Accounting Officer concluded that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this quarterly report has been made known to them. However, based upon the Company's recent growth and improved cash position, as well as consultation with its auditors, management intends to implement additional procedures to improve internal controls over financial reporting in 2005. Specifically, an enhanced accounting software package has been identified and continues to be evaluated which will permit enhanced data recording and internal reporting as well as additional on-site accounting staff and some changes to the Company's internal control procedures over financial reporting.

          As of the date of this quarterly report, there have been no known significant changes in internal controls or in other factors that could significantly affect these controls subject to the date of such evaluation.


                           PART II - OTHER INFORMATION

ITEM 2.   LEGAL PROCEEDINGS

          On December 4, 2004, a former employee requested a Motion for Summary Judgment on the issue of liability in a lawsuit filed against the Company by the former employee. The motion was granted on February 10, 2005 and on February 18, 2005 the case was referred to a Magistrate Judge for a settlement conference. The lawsuit alleges non payment of overtime wages in violation of federal employment laws, with an estimated amount between $40,000 and $50,000. The suit was filed in the United States District Court for the Northern District of Illinois on behalf of all employees who were classified as non-exempt during 2001 through 2003. Outside counsel for the Company has advised that at this stage in the proceedings it cannot offer an opinion as to the probable outcome. The Company continues to vigorously defend this matter. While the Company still believes the matter to be without merit, the Company believes the current estimate exposure to have increased from the initial range of $7,500 to $15,000 to approximately $45,000. The Company has accrued a $45,000 liability in anticipation of a settlement.

          On April 14, 2003, Vera Smolyansky filed a complaint seeking unspecified damages in the Circuit Court of Cook County, Illinois naming Lifeway as a defendant. This case was dismissed, with prejudice on June 30, 2005.

ITEM 5.   OTHER INFORMATION

          On August 15, 2005, the Company announced its financial results for the fiscal quarter and six months ended June, 30, 2005 and certain other information. A copy of the Company's press release announcing these financial results and certain other information is attached as Exhibit 99.1 hereto. The information contained in Exhibit 99.1 hereto is being furnished, and should not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities imposed by that Section. The information contained in Exhibit 99.1 shall not be incorporated by reference into any registration statement or other document or filing under the Securities Act of 1933, as amended, except as may be expressly set forth in a specific filing. The press release filed as an exhibit to this report includes "safe harbor" language pursuant to the Private Securities Litigation Reform Act of 1995, as amended, indicating that certain statements about the Company's business and other matters contained in the press release are "forward-looking." The press release also cautions investors that "forward-looking" statements may be different from actual operating results. Finally, the press release states that a more thorough discussion of risks and uncertainties which may affect the Company's operating results is included in the Company's reports on file with the Securities and Exchange Commission.


ITEM 6.   EXHIBITS


Exhibit
Number        Description
-------       -----------

  3.4 Amended and Restated By-laws (incorporated by reference to Exhibit No. 3.5 of Lifeway's Current Report on Form 8-K dated and filed on December 10, 2002). (File No. 000-17363)

  3.5 Articles of Incorporation, as amended and currently in effect (incorporated by reference to Exhibit 3.5 of Lifeway's Quarterly Report on Form 10-QSB for the quarter ended June 30, 2000 and filed on August 8, 2000). (File No. 000-17363)

  11 Statement re: Computation of per share earnings (incorporated by reference to Note 2 of the Consolidated Financial Statements)

  31.1        Rule 13a-14(a)/15d-14(a) Certification of Julie Smolyansky.

  31.2        Rule 13a-14(a)/15d-14(a) Certification of Edward P. Smolyansky.

  32.1        Section 1350 Certification of Julie Smolyansky.

  32.2        Section 1350 Certification of Edward P. Smolyansky.

  99.1 Press Release dated August 15, 2005- "Lifeway Foods, Inc. Reports Second Quarter and Six Months Results: Sales up 27% Net Income Up 29%"

                                    SIGNATURE

In accordance with the requirements of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Date:     August 15, 2005                          LIFEWAY FOODS, INC.


                                                   By: /s/ Julie Smolyansky
                                                   ------------------------
                                                   Julie Smolyansky
                                                   Chief Executive Officer,
                                                   President, and Director



                                                   /s/ Edward P. Smolyansky
                                                   ------------------------
                                                   Chief Financial and
                                                   Accounting Officer and
                                                   Treasurer

                                  EXHIBIT INDEX



 Exhibit
 Number                          Description
 ------                          -----------

  31.1        Rule 13a-14(a)/15d-14(a) Certification of Julie Smolyansky.

  31.2        Rule 13a-14(a)/15d-14(a) Certification of Edward P. Smolyansky.

  32.1        Section 1350 Certification of Julie Smolyansky.

  32.2        Section 1350 Certification of Edward P. Smolyansky.

  99.1 Press Release dated August 15, 2005- "Lifeway Foods, Inc. Reports Second Quarter and Six Months Results: Sales up 27% Net Income Up 29%"