Form 10QSB
period 2005-09-30
LIFEWAY FOODS INC
filed 2005-11-15
CIK 814586

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


(Mark One)

   [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended September 30, 2005


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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of September 30, 2005, the issuer had 8,393,855 shares of common stock, no par value, outstanding.

Transitional Small Business Disclosure Format (Check one):  Yes [_]  No [X]
================================================================================

                                      INDEX


PART I - FINANCIAL INFORMATION................................................3

   ITEM 1.  FINANCIAL STATEMENTS..............................................3
   ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION........19
   ITEM 3.  CONTROLS AND PROCEDURES..........................................21

PART II - OTHER INFORMATION..................................................21

   ITEM 2. LEGAL PROCEEDINGS.................................................21
   ITEM 5. OTHER INFORMATION.................................................21
   ITEM 6. EXHIBITS..........................................................22

SIGNATURE....................................................................23

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                       LIFEWAY FOODS, INC. AND SUBSIDIARY
                 Consolidated Statements of Financial Condition
                           September 30, 2005 and 2004
                              and December 31, 2004

                                                                         SEPTEMBER 30,           DECEMBER 31,
                                                                 ----------------------------    ------------
                                                                     2005            2004            2004
                                                                 ------------    ------------    ------------
ASSETS
------

CURRENT ASSETS
   Cash and cash equivalents                                     $  4,191,755    $  5,348,135    $  5,773,285
   Marketable securities                                            7,580,531       6,727,867       6,741,987
   Accounts receivable, net of allowance for doubtful
      accounts of $15,000 at September 30, 2005 and 2004
      and December 31, 2004                                         2,637,528       1,943,032       2,024,036
   Other receivables                                                  109,093          80,582          72,137
   Inventories                                                      1,301,066         915,951         905,697
   Prepaid expenses and other current assets                           82,293           8,344           7,260
   Deferred income taxes                                               46,881          90,937              --
   Refundable income taxes                                             58,037          68,042         258,617
                                                                 ------------    ------------    ------------
   TOTAL CURRENT ASSETS                                            16,007,184      15,182,890      15,783,019

PROPERTY AND EQUIPMENT, NET                                         7,755,352       3,482,524       3,420,138

INTANGIBLE ASSETS
   Goodwill                                                            75,800         511,800          75,800
   Other intangible assets, net of amortization of $59,379
      and $26,990 at September 30, 2005 and December 31, 2004         366,567              --         409,010
                                                                 ------------    ------------    ------------
TOTAL INTANGIBLE ASSETS                                               442,367         511,800         484,810

TOTAL ASSETS                                                     $ 24,204,903    $ 19,177,214    $ 19,687,967
                                                                 ============    ============    ============


LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES
   Current maturities of notes payable                           $    534,938    $     11,716    $      8,784
   Accounts payable                                                   648,881         701,145         641,651
   Accrued expenses                                                   453,895         186,591         195,541
   Deferred income taxes                                                                   --          36,214
                                                                 ------------    ------------    ------------
   TOTAL CURRENT LIABILITIES                                        1,637,714         899,452         882,190

NOTES PAYABLE                                                       2,919,656         465,796         463,541

DEFERRED INCOME TAXES                                                 362,314         426,895         424,039

STOCKHOLDERS' EQUITY
   Common stock                                                     6,509,267       6,509,267       6,509,267
   Paid-in-capital                                                     82,738          56,540          64,314
   Stock subscription receivable                                                       (5,000)             --
   Treasury stock, at cost                                         (1,034,172)       (652,776)       (649,039)
   Retained earnings                                               13,715,660      11,534,832      11,874,475
   Accumulated other comprehensive income (loss), net of taxes         11,726         (57,792)        119,180
                                                                 ------------    ------------    ------------
   TOTAL STOCKHOLDERS' EQUITY                                      19,285,219      17,385,071      17,918,197
                                                                 ------------    ------------    ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                       $ 24,204,903    $ 19,177,214    $ 19,687,967
                                                                 ============    ============    ============

                 See accompanying notes to financial statements

                       LIFEWAY FOODS, INC. AND SUBSIDIARY
           Consolidated Statements of Income and Comprehensive Income
        For the Three and Nine Months Ended September 30, 2005 and 2004
                      and The Year Ended December 31, 2004


                                                THREE MONTHS ENDED              NINE MONTHS ENDED
                                                   SEPTEMBER 30,                   SEPTEMBER 30,           DECEMBER 31,
                                           ----------------------------    ----------------------------    ------------
                                               2005            2004            2005            2004            2004
                                           ------------    ------------    ------------    ------------    ------------
SALES                                      $  5,194,648    $  4,138,606    $ 14,924,076    $ 12,075,778    $ 16,319,210

Cost of goods sold                            3,073,314       2,239,553    $  8,607,538    $  6,604,554       9,034,971
                                           ------------    ------------    ------------    ------------    ------------

GROSS PROFIT                                  2,121,334       1,899,053       6,316,538       5,471,224       7,284,239

Operating expenses                            1,359,171       1,157,906    $  3,793,394    $  3,089,336       4,333,788
                                           ------------    ------------    ------------    ------------    ------------

INCOME FROM OPERATIONS                          762,163         741,147       2,523,144       2,381,888       2,950,451

Other income (expense):
   Interest and dividend income                  72,363          49,689         212,927         124,897         185,575
   Interest expense                             (36,877)         (7,584)        (51,195)        (23,103)        (31,441)
   Gain (loss) on sale of marketable
      securities, net                           162,446          12,386         324,433         321,716         354,128
   Gain (loss) on marketable securities
      classified as trading                        (681)         15,681          14,355         (12,077)        (16,487)
                                           ------------    ------------    ------------    ------------    ------------
Total other income                              197,251          70,172         500,520         411,433         491,775
                                           ------------    ------------    ------------    ------------    ------------

INCOME BEFORE PROVISION FOR INCOME TAXES        959,414         811,319       3,023,664       2,793,321       3,442,226

Provision for income taxes                      400,464         296,210       1,182,479       1,080,905       1,390,167
                                           ------------    ------------    ------------    ------------    ------------
NET INCOME                                 $    558,950    $    515,109    $  1,841,185    $  1,712,416    $  2,052,059
                                           ============    ============    ============    ============    ============
BASIC AND DILUTED EARNINGS PER COMMON
SHARE                                              0.07            0.06            0.22            0.20            0.24
                                           ============    ============    ============    ============    ============
WEIGHTED AVERAGE NUMBER OF SHARES
OUTSTANDING                                   8,400,700       8,440,888       8,400,750       8,440,888       8,439,159
                                           ============    ============    ============    ============    ============
COMPREHENSIVE INCOME
--------------------

NET INCOME                                 $    558,950    $    515,109    $  1,841,185    $  1,712,416    $  2,052,059

Other comprehensive income (loss), net
of tax:
   Unrealized gains (losses) on
      marketable securities
      (net of tax benefits)                     103,458         (11,245)       (282,988)        (25,827)        170,107
Less reclassification adjustment for
   gains (losses)
included in net income (net of taxes)           (96,369)         (5,140)       (190,442)       (188,202)       (207,164)
                                           ------------    ------------    ------------    ------------    ------------
Comprehensive income                       $    566,039    $    498,724    $  1,733,731    $  1,498,387    $  2,015,002
                                           ============    ============    ============    ============    ============

                 See accompanying notes to financial statements

                       LIFEWAY FOODS, INC. AND SUBSIDIARY
           Consolidated Statements of Changes in Stockholders' Equity
                  For the Nine Months Ended September 30, 2005
                      and the Year Ended December 31, 2004


                      COMMON STOCK, NO PAR VALUE
                     10,000,000 SHARES AUTHORIZED  # OF SHARES
                     ---------------------------        OF
                      # OF SHARES    # OF SHARES     TREASURY        COMMON         PAID IN
                        ISSUED       OUTSTANDING       STOCK          STOCK         CAPITAL
                     ------------   ------------   ------------   ------------   ------------
BALANCES AT
DECEMBER 31, 2003       8,636,888      8,436,888        200,000   $  6,509,267   $         --

Issuance of
treasury stock                 --          4,550         (4,550)            --         64,314

Other comprehensive
income (loss):
  Unrealized losses
  on securities,
  net of taxes and
  reclassification
  adjustment                   --             --             --             --             --

Payment on
subscription
receivable                     --             --             --             --             --

Net income for the
year ended December
31, 2004                       --             --             --             --             --
                     ------------   ------------   ------------   ------------   ------------
BALANCES AT
DECEMBER 31, 2004       8,636,888      8,441,438        195,450   $  6,509,267   $     64,314


Issuance of
treasury stock                 --          2,417         (2,417)            --         18,424

Redemption of
treasury stock                 --        (50,000)        50,000             --             --

Other comprehensive
income (loss):
  Unrealized losses
  on securities,
  net of taxes and
  reclassification
  adjustment                   --             --             --             --             --

Net income for the
nine months ended
September 30, 2005             --             --             --             --             --
                     ------------   ------------   ------------   ------------   ------------
BALANCES AT
SEPTEMBER 30, 2005      8,636,888      8,393,855        243,033   $  6,509,267   $     82,738
                     ============   ============   ============   ============   ============





                                                                  ACCUMULATED
                                                                     OTHER
                        STOCK                                    COMPREHENSIVE
                     SUBSCRIPTION     TREASURY       RETAINED    INCOME (LOSS),
                      RECEIVABLE        STOCK        EARNINGS      NET OF TAX        TOTAL
                     ------------   ------------   ------------   ------------   ------------
BALANCES AT
DECEMBER 31, 2003    $    (15,000)  $   (679,956)  $  9,822,416   $    156,237   $ 15,792,964

Issuance of
treasury stock                 --         30,917             --             --         95,231

Other comprehensive
income (loss):
  Unrealized losses
  on securities,
  net of taxes and
  reclassification
  adjustment                   --             --             --        (37,057)       (37,057)

Payment on
subscription
receivable                 15,000             --             --             --         15,000

Net income for the
year ended December
31, 2004                       --             --      2,052,059             --      2,052,059
                     ------------   ------------   ------------   ------------   ------------
BALANCES AT
DECEMBER 31, 2004    $         --   $   (649,039)  $ 11,874,475   $    119,180   $ 17,918,197


Issuance of
treasury stock                 --         16,421             --             --         34,845

Redemption of
treasury stock                 --       (401,554)            --             --       (401,554)

Other comprehensive
income (loss):
  Unrealized losses
  on securities,
  net of taxes and
  reclassification
  adjustment                   --             --             --       (107,454)      (107,454)

Net income for the
nine months ended
September 30, 2005             --             --      1,841,185             --      1,841,185
                     ------------   ------------   ------------   ------------   ------------
BALANCES AT
SEPTEMBER 30, 2005   $         --   $ (1,034,172)  $ 13,715,660   $     11,726   $ 19,285,219
                     ============   ============   ============   ============   ============



                 See accompanying notes to financial statements

                       LIFEWAY FOODS, INC. AND SUBSIDIARY
                      Consolidated Statements of Cash Flows
              For the Nine Months Ended September 30, 2005 and 2004
                      and the Year Ended December 31, 2004


                                                                        NINE MONTHS ENDED          YEAR ENDED
                                                                           SEPTEMBER 30,           DECEMBER 31,
                                                                   ----------------------------    ------------
                                                                       2005            2004            2004
                                                                   ------------    ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
-------------------------------------
  NET INCOME                                                       $  1,841,185    $  1,712,416    $  2,052,059
  Adjustments to reconcile net income to net cash flows from operating activities:
      Depreciation and amortization                                     486,050         474,876         669,994
      Gain on sale of marketable securities, net                       (324,433)       (321,716)       (354,128)
      (Gain)/Loss on marketable securities classified as trading        (14,355)         12,077          16,487
      Deferred income taxes                                             (69,220)         45,776          45,560
      Treasury stock issued for services                                 34,845              --          95,231
      (Increase) decrease in operating assets:
          Accounts receivable                                          (613,492)       (142,891)       (223,895)
          Other receivables                                             (36,956)         85,185          93,630
          Inventories                                                  (395,369)       (104,379)        (94,125)
          Refundable income taxes                                       200,580         238,129          47,554
          Prepaid expenses and other current assets                     (75,033)         (7,551)         (6,469)
      Increase (decrease) in operating liabilities:
          Accounts payable                                                7,230         (94,176)       (153,670)
          Accrued expenses                                              258,354           2,991          11,941
                                                                   ------------    ------------    ------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                             1,299,386       1,900,737       2,200,169

CASH FLOWS FROM INVESTING ACTIVITIES:
-------------------------------------
  Purchases of marketable securities                                 (5,149,008)     (5,790,781)     (6,265,671)
  Sale of marketable securities                                       4,466,196       5,306,395       6,096,652
  Purchases of property and equipment                                (4,772,181)       (224,669)       (330,411)
  Acquisition of Ilya's Farms, Inc. net of assets acquired                   --        (511,800)       (511,800)
  Loan acquisition costs                                                 (6,638)             --              --
                                                                   ------------    ------------    ------------
NET CASH USED IN INVESTING ACTIVITIES                                (5,461,631)     (1,220,855)     (1,011,230)

CASH FLOWS FROM FINANCING ACTIVITIES:
-------------------------------------
  Proceeds from stock subscription receivable                                --          83,720          15,000
  Proceeds from note payable                                          3,000,000              --              --
  Purchases of treasury stock                                          (401,554)         10,000              --
  Repayment of notes payable                                            (17,731)        (23,286)        (28,473)
                                                                   ------------    ------------    ------------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                   2,580,715          70,434         (13,473)
                                                                   ------------    ------------    ------------

Net increase/(decrease) in cash and cash equivalents                 (1,581,530)        750,316       1,175,466

Cash and cash equivalents at the beginning of the period              5,773,285       4,597,819       4,597,819
                                                                   ------------    ------------    ------------

CASH AND CASH EQUIVALENTS AT THE END OF THE PERIOD                 $  4,191,755    $  5,348,135    $  5,773,285
                                                                   ============    ============    ============

                       LIFEWAY FOODS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2005 AND 2004
                              AND DECEMBER 31, 2004


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

                       LIFEWAY FOODS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2005 AND 2004
                              AND DECEMBER 31, 2004


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

         Bank balances of amounts reported by financial institutions are categorized as follows:

                                                September 30,       December 31,
                                           -----------------------  ------------
                                              2005         2004         2004
                                           ----------  -----------  ------------
         Amounts insured                   $  500,000   $ 500,000    $  472,341
         Uninsured and uncollateralized
           amounts                          3,959,945   5,041,913     5,456,188
                                           ----------  -----------  ------------
         Total bank balances               $4,459,945  $5,541,913    $5,928,529
                                           ==========  ===========  ============

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

                       LIFEWAY FOODS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2005 AND 2004
                              AND DECEMBER 31, 2004


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

                       LIFEWAY FOODS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2005 AND 2004
                              AND DECEMBER 31, 2004


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

         Advertising costs
         -----------------
         The Company expenses advertising costs as incurred. During the years ended December 31, 2004 and for the nine months ended September 30, 2005 and 2004, approximately $909,179, $914,598 and $619,852, of such costs respectively, were expensed.

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

The following table summarizes the values of the assets and inventory acquired at the date of acquisition, July 23, 2004.

               Assets and Inventory Acquired           Value
          ----------------------------------------   --------
          Machinery and equipment                    $ 38,200
          Inventory                                    25,600
          Intangible assets                           511,800
                                                     --------
          Total aggregate purchase price             $575,600
                                                     ========

                       LIFEWAY FOODS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2005 AND 2004
                              AND DECEMBER 31, 2004


NOTE 4 - INTANGIBLE ASSETS

Intangible assets, and the related accumulated amortization, consist of the following as of September 30, 2005:

                                                       Accumulated
                                           Cost        Amortization
                                          ---------    ------------

Recipes                                      43,600         12,717
Customer lists and other customer
  related intangibles                       305,200         48,323
Lease acquisition                            87,200         14,533
Goodwill                                     75,800            --
Loan acquisition costs                    $   6,638      $     498
                                          ---------      ---------
                                          $ 518,438      $  76,071
                                          =========      =========

Amortization expense is expected to be as follows for the 12 months ending September 30:

                      2006                       $  66,105
                      2007                          66,105
                      2008                          66,105
                      2009                          56,113
                      2010                          54,873
                    Thereafter                      57,266
                                                 ----------
                                                 $ 366,567
                                                 ==========

Amortization expense during the nine months ended September 30, 2005 and year ended December 31, 2004 was $49,081 and $26,990.

                       LIFEWAY FOODS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2005 AND 2004
                              AND DECEMBER 31, 2004


NOTE 5 - MARKETABLE SECURITIES


     The cost and fair value of marketable securities classified as available for sale and trading are as follows:

                                                                     Loss on
                                                                    Marketable
                                                                    Securities
                                           Unrealized  Unrealized  Classified as    Fair
     September 30, 2005            Cost      Gains       Losses       Trading       Value
     ------------------         ---------  ----------  ----------  -------------  ---------
     Equities and Mutual
       Funds                    4,136,818     221,349    (121,835)                4,236,332
     Preferred Securities         955,233                 (19,849)                  935,384
     Certificates of Deposit      150,000                  (3,630)                  146,370
     Corporate Bonds            2,159,363                 (55,732)                2,103,631
     Municipal Bonds               61,275       1,012      (1,341)                   60,946

     Government agency
       obligations                100,000                                (2,132)     97,868
                                ---------  ----------  ----------  ------------   ---------
     Total                      7,562,689     222,361    (202,387)       (2,132)  7,580,531
                                =========  ==========  ==========  ============   =========


                                                                     Loss on
                                                                    Marketable
                                                                    Securities
                                           Unrealized  Unrealized  Classified as    Fair
     September 30, 2004            Cost      Gains       Losses       Trading       Value
     ------------------         ---------  ----------  ----------  -------------  ----------

     Equities/Mutual Funds     $3,713,163  $  101,144  $ (188,299) $         --   $3,626,008
     Preferred Securities          75,505       1,825         --             --       77,330

     Certificates of Deposit      150,000         --       (7,440)           --      142,560

     Corporate Bonds            1,614,275         --       (8,177)           --    1,606,098
     Municipal bonds,
      maturing within five
      years                       132,224       2,490         --             --      134,714
     Government agency
      Obligations,
      maturing
      After five years          1,153,234         --          --         (12,077)  1,141,157
                               ----------  ----------  ----------  -------------  ----------
     Total                     $6,838,401  $  105,459  $ (203,916) $     (12,077) $6,727,867
                               ==========  ==========  ==========  =============  ==========

                       LIFEWAY FOODS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2005 AND 2004
                              AND DECEMBER 31, 2004

NOTE 5 - MARKETABLE SECURITIES - CONTINUED

                                                                     Loss on
                                                                    Marketable
                                                                    Securities
                                           Unrealized  Unrealized  Classified as    Fair
     December 31, 2004            Cost      Gains       Losses       Trading       Value
     -----------------          ---------  ----------  ----------  -------------  ----------
     Equities and Mutual
       Funds                   $3,414,459  $  341,230  $ (120,991) $         --   $3,634,698
     Preferred Securities          65,000         596         --             --       65,596
     Certificates of Deposit      150,000         --       (4,935)           --      145,065
     Corporate Bonds            1,639,275         --      (14,862)           --    1,624,413
     Municipal bonds,
      maturing within five
      years                       132,226       1,992         --             --      134,218
     Government agency
      obligations, maturing
      after five years          1,154,484         --          --         (16,487)  1,137,997
                               ----------  ----------  ----------  -------------  ----------
     Total                     $6,555,444  $  343,818  $ (140,788) $     (16,487) $6,741,987
                               ==========  ==========  ==========  =============  ==========

Proceeds from the sale of marketable securities were $6,096,652, $4,466,196 and $5,306,395 during the year ended December 31, 2004 and for the nine months ended September 30, 2005 and 2004, respectively.

Gross gains of $354,128, $324,433 and $321,716 were realized on these sales during the year ended December 31, 2004 and for the nine months ended September 30, 2005 and 2004, respectively.

NOTE 6 - INVENTORIES

Inventories consist of the following:

                                      September 30,        December 31,
                                -----------------------    ------------
                                    2005         2004          2004
                                -----------   ---------    ------------
Finished goods                  $  537,514    $ 386,700    $    404,206
Production supplies                460,664      308,766         297,791
Raw materials                      302,888      220,485         203,700
                                ----------    ---------    ------------
Total inventories               $1,301,066    $ 915,951    $    905,697
                                ==========    =========    ============

                       LIFEWAY FOODS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2005 AND 2004
                              AND DECEMBER 31, 2004

NOTE 7 - PROPERTY AND EQUIPMENT

     Property and equipment consist of the following:

                                              September 30,         December 31,
                                       -------------------------    -----------
                                           2005          2004           2004
                                       -----------   -----------    -----------
       Land                            $   909,232   $   470,900    $   470,900
       Buildings and improvements        6,441,412     2,453,681      2,481,257
       Machinery and equipment           5,667,016     5,316,766      5,394,932
       Vehicles                            510,510       408,898        408,898
       Office equipment                     78,763        78,763         78,763
                                       -----------   -----------    -----------
                                        13,606,938     8,729,008      8,834,750
       Less accumulated depreciation     5,851,581     5,246,484      5,414,612
                                       -----------   -----------    -----------
       Total property and equipment    $ 7,755,352    $3,482,524    $ 3,420,138
                                       ===========   ===========    ===========

     Depreciation expense during the year ended December 31, 2004 and for the nine months ended September 30, 2005 and 2004 was $643,004, $436,969 and $474,876, respectively.


NOTE 8 - NOTES PAYABLE

     Notes payable consist of the following:

                                                                      September 30,      December 31,
                                                                 ----------------------  -----------
                                                                    2005        2004         2004
                                                                 ----------  ----------  -----------
         Mortgage note payable to a bank, payable in monthly     $  465,179  $  474,659  $  472,325
         installments of $3,273 including interest at 6.25%,
         with a balloon payment of $454,275 due September 25,
         2006. Collateralized by real estate. Mortgage note
         payable to a bank, payable in monthly installments
         of $19,513 including interest at 5.6%, with a
         balloon payment of $2,652,143 due July 14, 2010.
         Collateralized by real estate.                           2,989,415
                                                                 ----------  ----------  -----------
         Notes payable to finance companies; paid in full
         November 2004.                                                 --        2,853          --
                                                                 ----------  ----------  -----------
         Total notes payable                                      3,454,596     477,512      472,325
         Less current maturities                                    534,938      11,716        8,784
                                                                 ----------  ----------  -----------
         Total long-term portion                                 $2,919,656  $  465,796  $   463,541
                                                                 ==========  ==========  ===========

     Maturities of notes payables are as follows:

         As of September 30,
                 2006                            $  534,938
                 2007                                73,767
                 2008                                78,005
                 2009                                82,488
                 2010                             2,685,396
                                                 ----------
                 Total                           $3,454,594
                                                 ==========

                       LIFEWAY FOODS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2005 AND 2004
                              AND DECEMBER 31, 2004


NOTE 9 - PROVISION FOR INCOME TAXES

     The provision for income taxes consists of the following:

                                                                 For the
                                  For the Nine Months Ended     Year Ended
                                        September 30,          December 31,
                                   -----------------------     -----------
                                      2005         2004            2004
                                   ----------  -----------     -----------
Current:
   Federal                         $1,050,319   $  841,895     $ 1,084,557
   State and local                    201,380      193,231         260,050
                                   ----------  -----------     -----------
Total current                       1,251,699    1,035,126       1,334,607
Deferred                              (69,220)      45,779          45,560
                                   ----------  -----------     -----------
Provision for income taxes         $1,182,479  $ 1,080,905     $ 1,390,167
                                   ==========  ===========     ===========

     A reconciliation of the provision for income taxes and the income tax computed at the statutory rate is as follows:

                                                                 For the
                                  For the Nine Months Ended     Year Ended
                                         September 30,         December 31,
                                   ------------------------    -----------
                                      2005          2004           2004
                                   ----------    ----------    -----------
Federal income tax expense         $1,028,045     $ 880,399    $ 1,084,921
  computed at the statutory rate
State and local tax expense           145,136       203,912        251,283
Permanent book/tax differences          9,298        (3,406)        53,963
                                   ----------    ----------    -----------
Provision for income taxes         $1,182,479    $1,080,905    $ 1,390,167
                                   ==========    ==========    ===========

                       LIFEWAY FOODS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2005 AND 2004
                              AND DECEMBER 31, 2004

NOTE 9 - PROVISION FOR INCOME TAXES - CONTINUED


     Amounts for deferred tax assets and liabilities are as follows:

                                                                         For the
                                         For the Nine Months Ended      Year Ended
                                                September 30,          December 31,
                                         --------------------------    -----------
                                             2005           2004           2004
                                         -----------    -----------    -----------
Non-current deferred tax liabilities
  a rising from:
 Temporary differences - principally
 Book/tax, accumulated depreciation      $  (362,314)   $  (426,895)   $  (424,039)
Current deferred tax liability arising
 from:
  Book/tax, unrealized losses (gains)
on marketable securities                      (8,250)        40,663        (83,850)
Current deferred tax assets arising
 from:
  Book/tax, inventory                         55,131         50,273         47,636
                                         -----------    -----------    -----------
Total current deferred tax assets             46,881         90,936        (36,214)
 (liabilities)
                                         -----------    -----------    -----------
Net deferred tax liability               $  (315,433)   $  (335,958)   $  (460,253)
                                         ===========    ===========    ===========


NOTE 10 - SUPPLEMENTAL CASH FLOW INFORMATION

     Cash paid for interest and income taxes are as follows:

                                         (Unaudited)           For the Year
                                     For the Nine Months          Ended
                                      Ended September 30,      December 31,
                                   -----------------------     -----------
                                      2005         2004            2004
                                   ----------  -----------     -----------
Interest                           $   51,195  $    23,103     $    31,441
Income taxes                       $1,053,064  $   798,147     $ 1,298,348

NOTE 11 - STOCK OPTION PLANS

     The Company has a registration statement filed with the Securities and Exchange Commission in connection with a Consulting Service Compensation Plan covering up to 600,000 of the Company's common stock shares. Pursuant to such Plan, the Company may issue common stock or options to purchase common stock to certain consultants, service providers, and employees of the Company. There were 468,000 shares available for issuance under the Plan at December 31, 2004 and at September 30, 2005 and 2004. The option price, number of shares, grant date, and vesting terms are determined at the discretion of the Company's Board of Directors.

     As of December 31, 2004 and at September 30, 2005 and 2004, there were no stock options outstanding or exercisable.

                       LIFEWAY FOODS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2005 AND 2004
                              AND DECEMBER 31, 2004

NOTE 11 - STOCK OPTION PLANS - CONTINUED

     On February 12, 2004, Lifeway's Board of Directors approved awards of an aggregate amount of 5,100 shares to be awarded under its Employee and Consulting Services and Compensation Plan to certain employees and consultants for services rendered to the Company. The stock awards were made on April 1, 2004 and have vesting periods that vary from six months to one year, depending upon the individual grantee. The expense for the awards is measured as of April 1, 2004 at $20.93 per share for 5,100 shares, or a total stock award expense of $106,743. This expense is being recognized as the stock awards vest beginning with the recognition of $41,860 for 2,000 shares vested on April 1, 2004. There were a total of 4,550 vested shares resulting in a stock award expense of $95,231 for the year ended December 31, 2004, and an additional 1,400 shares vested during the quarter ended March 31, 2005 for an additional expense of $11,512.

     On May 23, 2005, Lifeway's Board of Directors approved awards of an aggregate amount of 5,600 shares to be awarded under its Employee and Consulting Services and Compensation Plan to certain employees and consultants for services rendered to the Company. The stock awards were made on June 1, 2005 and have vesting periods of one year. The expense for the awards is measured as of June 1, 2005 at $12.50 per share for 5,600 shares, or a total stock award expense of $70,000. This expense will be recognized as the stock awards vest in 12 equal portions of $5,833, or 466 shares per month for one year. During the quarter ended September 30, 2005, 1,400 shares vested and the Company recognized a related expense of $17,500.

NOTE 12 - STOCK SPLIT

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

NOTE 13 - FAIR VALUE OF FINANCIAL INSTRUMENTS

     The estimated fair value of the Company's financial instruments is as follows at:

                       -----------------------   -----------------------   -----------------------
                             September 30,             September 30,              December 31,
                                 2005                      2004                      2005
                       -----------------------   -----------------------   -----------------------
                        Carrying       Fair       Carrying      Fair        Carrying      Fair
                         Amount        Value       Amount       Value        Amount       Value
                       ----------   ----------   ----------   ----------   ----------   ----------
     Cash and cash     $4,191,755   $4,191,755   $5,348,135   $5,348,135   $5,773,285   $5,773,285
     equivalents
     Marketable
     securities        $7,580,531   $7,580,531   $6,727,867   $6,727,867   $6,741,987   $6,741,987
     Notes payable     $3,454,594   $3,437,469    $ 477,512   $  454,773    $ 472,325   $  469,696

     The carrying values of cash and cash equivalents, and marketable securities approximate fair values. The fair value of the notes payable is based on the discounted value of contractual cash flows. The discount rate is estimated using rates currently offered for debt with similar maturities.

                       LIFEWAY FOODS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2005 AND 2004
                              AND DECEMBER 31, 2004



NOTE 14 - PENDING LITIGATION

     On December 4, 2004 a former employee requested a Motion for Summary Judgment on the issue of Liability in a lawsuit filed against the Company by the former employee. The motion was granted on February 10, 2005 and on February 18, 2005 the case was referred to a Magistrate Judge for a settlement conference.

     The lawsuit alleges non payment of overtime wages in violation of federal employment laws, with an estimated amount between $90,000 and $100,000. The suit was filed in the United States District Court for the Northern District of Illinois on behalf of all employees who were classified as non-exempt during 2001 through 2003. The Company has accrued a $95,000 liability in anticipation of a settlement.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

COMPARISON OF QUARTER ENDED SEPTEMBER 30, 2005 TO QUARTER ENDED SEPTEMBER 30,
-----------------------------------------------------------------------------
2004
----

The following analysis should be read in conjunction with the unaudited financial statements of the Company and related notes included elsewhere in this quarterly report and the audited financial statements and Management's Discussion and Analysis contained in our Form 10-KSB, for the fiscal year ended December 31, 2004, and in the Management's Discussion and Analysis contained in our Form 10-QSB, for the fiscal quarters ended March 31, 2005, and June 30, 2005.

RESULTS OF OPERATIONS

Sales increased by $1,056,042 (approximately 26%) to $5,194,648 during the three month period ended September 30, 2005 from $4,138,606 during the same three month period in 2004. This increase is primarily attributable to increased sales and awareness of Lifeway's existing drinkable dairy products including La Fruta, and its flagship line, Kefir.

Lifeway's wholly-owned subsidiary, LFI Enterprises, Inc. ("LFIE") accounted for $247,416 of total sales revenues during the third quarter of 2005. Of the total $264,807 revenues from LFIE, $112,671 was earned due to sales of Lifeway's Kefir and Farmer Cheese products sent from our Morton Grove, Illinois facility to Philadelphia, Pennsylvania for distribution in the tri-state area of Pennsylvania, New Jersey and New York. The remaining $134,745 of LFIE revenues for the third quarter of 2005 was earned from sales of the Cream Cheese Gourmet line of products acquired from Ilya's Farms, Inc. in the third quarter of 2004. Sales from the acquired Ilya's Farms cream cheese line in the third quarter 2004 were $103,635. This represents a 30% increase in sales for the cream cheese line in the third quarter 2005 when compared to the same period year ago.

Cost of goods sold as a percentage of sales was approximately 59% during the third quarter 2005, compared to about 54% during the same period in 2004. The average cost of milk, Lifeway's largest cost of goods sold component, was similar in the third quarter 2005 compared to the same period in 2004. Beginning January 1, 2005, the minimum wage payable to Company's employees in Illinois increased 18%. This higher wage increase (and indirect pressure for additional increases) has had a negative impact on our gross margins in 2005, when compared to 2004. We intend to primarily offset these wage increases by continuing to invest in the automation of our production processes.

As we increased our shipments, the rise in fuel and transportation costs in the third quarter, when compared to the same period a year ago, had a negative impact on our gross margins. We were able to partially off-set this increase in fuel costs by making prudent investments in the energy markets, as is evident in our gains from the sale of marketable securities.

Operating expenses as a percentage of sales was approximately 26% during the third quarter 2005, compared to about 28% during the same period in 2004. This decrease is primarily attributable to our continuing efforts to improve our production automation, through capital investments, thereby improving our overall operating income. Lifeway also recognized an expense related to an increase in a reserve established with respect to a lawsuit brought be a previous employee, as discuss in Part II, Item 2 of this report.

Provision for income taxes was $400,464, or a 42% tax rate during the third quarter 2005 compared with $296,210, or a 36% tax rate during the same period in 2004. Income taxes are discussed in Note 9 of the Notes to Consolidated Financial Statements.

COMPARISON OF NINE MONTH PERIOD ENDED SEPTEMBER 30, 2005 TO NINE MONTH PERIOD
-----------------------------------------------------------------------------
ENDED SEPTEMBER 30, 2004
------------------------

RESULTS OF OPERATIONS

Sales increased by $2,848,298 (approximately 24%) to $14,924,076 during the nine month period ended September 30, 2005 from $12,075,778 during the same nine month period in 2004. This increase is primarily attributable to increased sales and awareness of Lifeway's existing drinkable dairy products including La Fruta, and its flagship line, Kefir.

Cost of goods sold as a percentage of sales was approximately 58% during the nine month period ended September 30, 2005, compared to about 55% during the same period in 2004. The average cost of milk, Lifeway's largest cost of goods sold component, approximately 20% higher in the first quarter 2005, compared to the same period in 2004, but was similar in the second and third quarters 2005 compared to the same periods in 2004. Beginning January 1, 2005, the minimum wage payable to Company's employees in Illinois increased 18%. This higher wage increase (and indirect pressure for additional increases) has had a negative impact on our gross margins in 2005, when compared to 2004. We intend to primarily offset these wage increases by continuing to invest in the automation of our production processes.

Total other income for the six months ended September 30, 2005 was $500,520, compared with $411,433 during the same period in 2004. This increase is primarily attributable to the company earning more interest and dividends in 2005, when compared to the same period in 2004.

SOURCES AND USES OF CASH

Net cash used in investing activities was $5,461,631 during the nine months ended September 30,2005, which is an increase of $4,240,776 compared to the same period in 2004. This increase is primarily due to the Company's purchase of a storage and distribution facility.

Net cash provided by financing activities was $2,580,715 during the nine months ended September 30, 2005, which is an increase of $2,510,281 compared to the same period in 2004. This increase is primarily attributable to the Company financing the purchase of the above- mentioned facility. The Company entered into a $3 million note that has a maturity of 5 years, at an interest rate of 5.6%. The Company also purchased 50,000 shares of its treasury stock at a cost of $401,554 in the first nine months of 2005.

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

ITEM 3. CONTROLS AND PROCEDURES

     The Chief Executive Officer and the Chief Accounting Officer conducted an evaluation of the effectiveness of the Company's disclosure controls and procedures pursuant to Rule 13a-14 under the Securities Exchange Act of 1934 as of September 30, 2005. The Company has historically operated on strictly monitored cost constraints. With that perspective, the Chief Executive Officer and the Chief Accounting Officer concluded that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this quarterly report has been made known to them. However, based upon the Company's recent growth and improved cash position, as well as consultation with its auditors, management intends to implement additional procedures to improve internal controls over financial reporting in 2005. Specifically, an enhanced accounting software package has been identified and continues to be evaluated which will permit enhanced data recording and internal reporting as well as additional on-site accounting staff and some changes to the Company's internal control procedures over financial reporting.

     As of the date of this quarterly report, there have been no known significant changes in internal controls or in other factors that could significantly affect these controls subject to the date of such evaluation.

                           PART II - OTHER INFORMATION

ITEM 2. LEGAL PROCEEDINGS

     On December 4, 2004, a former employee requested a Motion for Summary Judgment on the issue of liability in a lawsuit filed against the Company by the former employee. The motion was granted on February 10, 2005 and on February 18, 2005 the case was referred to a Magistrate Judge for a settlement conference. The lawsuit alleges non payment of overtime wages in violation of federal employment laws, with an estimated amount between $90,000 and $100,000. The suit was filed in the United States District Court for the Northern District of Illinois on behalf of all employees who were classified as non-exempt during 2001 through 2003. Outside counsel for the Company has advised that at this stage in the proceedings it cannot offer an opinion as to the probable outcome. The Company continues to vigorously defend this matter. The Company has accrued a $95,000 liability in anticipation of a settlement.

     On April 14, 2003, Vera Smolyansky filed a complaint seeking unspecified damages in the Circuit Court of Cook County, Illinois naming Lifeway as a defendant. This case was dismissed, with prejudice on June 30, 2005.

ITEM 5. OTHER INFORMATION

On October 3, 2005, the Company announced its financial results for the fiscal quarter and six months ended September, 30, 2005 and certain other information. A copy of the Company's press release announcing these financial results and certain other information is attached as Exhibit 99.1 hereto. The information contained in Exhibit 99.1 hereto is being furnished, and should not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities imposed by that Section. The information contained in Exhibit 99.1 shall not be incorporated by reference into any registration statement or other document or filing under the Securities Act of 1933, as amended, except as may be expressly set forth in a specific filing. The press release filed as an exhibit to this report includes "safe harbor" language pursuant to the Private Securities Litigation Reform Act of 1995, as amended, indicating that certain statements about the Company's business and other matters contained in the press release are "forward-looking." The press release also cautions investors that "forward-looking" statements may be different from actual operating results. Finally, the press release states that a more thorough discussion of risks and uncertainties which may affect the Company's operating results is included in the Company's reports on file with the Securities and Exchange Commission.

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

  31.1       Rule 13a-14(a)/15d-14(a) Certification of Julie Smolyansky.

  31.2       Rule 13a-14(a)/15d-14(a) Certification of Edward P. Smolyansky.

  32.1       Section 1350 Certification of Julie Smolyansky.

  32.2       Section 1350 Certification of Edward P. Smolyansky.

  99.1 Press Release dated October 3, 2005- "Lifeway Foods Reports Record Third Quarter and Nine Months Sales Results."

                                    SIGNATURE


In accordance with the requirements of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 15, 2005

                                       LIFEWAY FOODS, INC.

                                       By: /s/ Julie Smolyansky
                                       ----------------------------------
                                       Julie Smolyansky
                                       Chief Executive Officer, President,
                                       and Director


                                       /s/ Edward P. Smolyansky
                                       ----------------------------------
                                       Chief Financial and Accounting Officer
                                       and Treasurer

                                  EXHIBIT INDEX

Exhibit
Number       Description
------       -----------

 31.1        Rule 13a-14(a)/15d-14(a) Certification of Julie Smolyansky.

 31.2        Rule 13a-14(a)/15d-14(a) Certification of Edward P. Smolyansky.

 32.1        Section 1350 Certification of Julie Smolyansky.

 32.2        Section 1350 Certification of Edward P. Smolyansky.

 99.1 Press Release dated October 3, 2005- "Lifeway Foods Reports Record Third Quarter and Nine Months Sales Results."