Form 10KSB
period 2005-12-31
LIFEWAY FOODS INC
filed 2006-03-31
CIK 814586

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-KSB

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: to
Commission file number: 0-17363
LIFEWAY FOODS, INC.
(Name of small business issuer in its charter)

Illinois	36-3442829
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
6431 West Oakton, Morton Grove, Illinois 60053
(Address of principal executive offices) (Zip Code)
Issuer’s telephone number:
(847) 967-1010
Securities registered under Section 12(b) of the Exchange Act:
None
Securities registered under Section 12(g) of the Exchange Act:
Common Stock, No Par Value
      Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑           No ☐
      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.     ☑
      The issuer’s revenues for its most recent fiscal year were: $20,131,654
      The aggregate market value of the voting and non-voting common equity held by non-affiliates (approximately 2,266,719 shares) computed by reference to the price at which the stock was sold as of December 31, 2005 ($12.44 per share as quoted on the National Market System of the Nasdaq Stock Market) was: $28,197,982
      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐          No ☑
(APPLICABLE ONLY TO CORPORATE REGISTRANTS)
      The number of shares outstanding of each of the issuer’s classes of common equity, as of February 28, 2006 were: 8,396,187 shares of Common Stock.
DOCUMENTS INCORPORATED BY REFERENCE:
      Portions of the Notice of Annual Meeting and Proxy Statement, to be filed no later than April 30, 2006, for the Registrant’s 2006 Annual Meeting of Shareholders, scheduled to be held [June 10], 2006, are incorporated by reference in Part III.
      Transitional Small Business Disclosure Format (check one):     Yes ☐          No ☑

LIFEWAY FOODS, INC.

PART I
CAUTIONARY STATEMENT IDENTIFYING IMPORTANT FACTORS
THAT COULD CAUSE THE COMPANY’S ACTUAL RESULTS TO
DIFFER FROM THOSE PROJECTED IN FORWARD LOOKING STATEMENTS
      In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, readers of this document and any document incorporated by reference herein, are advised that this document and documents incorporated by reference into this document contain both statements of historical facts and forward looking statements. Forward looking statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those indicated by the forward looking statements. Examples of forward looking statements include, but are not limited to (i) projections of revenues, income or loss, earnings or losses per share, capital expenditures, dividends, capital structure and other financial items, (ii) statements of Lifeway Foods, Inc.’s plans and objectives, including the introduction of new products, or estimates or predictions of actions by customers, suppliers, competitors or regulatory authorities, (iii) statements of future economic performance, and (iv) statements of assumptions underlying other statements and statements about Lifeway Foods, Inc. or its business.
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
      The cautionary statements made pursuant to the Private Litigation Securities Reform Act of 1995 above and elsewhere by Lifeway Foods, Inc. (“Lifeway” or the “Company”) should not be construed as exhaustive or as any admission regarding the adequacy of disclosures made by Lifeway prior to the effective date of such act. Forward looking statements are beyond the ability of Lifeway to control and in many cases we cannot predict what factors would cause results to differ materially from those indicated by the forward looking statements.

ITEM 1.	DESCRIPTION OF BUSINESS.
BUSINESS DEVELOPMENT
      Lifeway Foods, Inc. commenced operations in February 1986, and was incorporated under the laws of the State of Illinois on May 19, 1986. The Company’s principal business activity is the manufacturing of probiotic, cultured, functional dairy and non-dairy health food products. Lifeway’s primary products are kefir, a drinkable dairy beverage similar to but distinct from yogurt, in several flavors sold under the name “Lifeway Kefir”; a line of various drinkable yogurts sold under the “La Fruta” and “Tuscan” brands; and “BasicsPlus,” a dairy based immune-supporting dietary supplement beverage. The Company also produces several soy-based kefir beverages under the “SoyTreat” trademark. In addition to the drinkable products, Lifeway manufactures “Lifeway Farmer Cheese,” a line of various farmer cheeses; “Sweet Kiss,” a fruit sugar-flavored spreadable cheese similar in consistency to cream cheese; and a line of assorted fruit and vegetable flavored cream cheese under the brand “Cream Cheese Gourmet.” The Company also manufactures and markets a vegetable-based seasoning under the “Golden Zesta” brand. In the Chicago metropolitan area, Lifeway distributes its products on its own trucks and via one distributor. The Company distributes “Cream Cheese Gourmet” branded cream cheese products in the Philadelphia metropolitan area using its own trucks. Lifeway manufactures all of its products at Company-owned facilities and distributes its products primarily throughout the United States.
SUBSIDIARY ENTITIES
      On September 30, 1992, Lifeway formed a wholly-owned subsidiary, LFI Enterprises, Inc. (“LFIE”), incorporated in the State of Illinois. Until August  1, 2001, LFIE operated a “Russian” theme restaurant and supper club facility. On August 1, 2001, Lifeway ceased operations at the facility after condemnation proceedings were initiated by the Village of Niles, Illinois, which sought to control the property for municipal purposes. This property was sold in January 2003 for a capital gain of approximately $1.2 million.
      On March 19, 2004, LFIE formed Lifeway Foods Canada, LLC, an Illinois limited liability company (“LFC”), to serve as a holding company for prospective operations within Canada. LFIE is the manager and sole member of LFC.
      On July 26, 2004, Lifeway, by its subsidiary, LFIE, acquired certain assets and inventory of Ilya’s Farms, Inc., a twelve year old, privately-held gourmet cream cheese producer based in the Philadelphia metropolitan area. No prior relationship existed between Ilya’s Farms, Inc. or its principal, Michael Kofman, and either the Company or LFIE.
      The total cash purchase consideration of $575,600 for the assets and inventory of Ilya’s Farms, Inc. was paid by LFIE in cash from Company funds without financing. Additionally, there are certain royalty payments to be made in connection therewith. The Company provided a guaranty of payment for the transaction. The acquisition included approximately $64,000 of tangible assets (including certain manufacturing equipment and a delivery truck) and inventory as well as the brand name “Ilya’s Farms” and other trademarks and the recipes and manufacturing processes previously used by Ilya’s Farms, Inc. The equipment acquired by LFIE from Ilya’s Farms, Inc. was previously used to manufacture cream cheese products. The inventory which was purchased by LFIE consisted entirely of different varieties of cream cheese. The founder of Ilya’s Farms, Inc., Michael Kofman, assisted LFIE over a one-month transition period and is available, if needed, on a consulting basis going forward. Additionally, LFIE has hired the 10 employees formerly employed by Ilya’s Farms, Inc.
BUSINESS OF ISSUER

PRODUCTS
      Lifeway’s primary product is kefir, which, like the better-known product of yogurt, is a fermented dairy product. Kefir has a slightly effervescent quality, with a taste similar to yogurt and a consistency similar to buttermilk. It is a product distinct from yogurt because it incorporates the unique microorganisms of kefir as the cultures to ferment the milk. Lifeway’s Kefir is a drinkable product intended for use as a breakfast meal or a snack, or as a base for lower-calorie dressings, dips, soups or sauces. Kefir is also used as the base of Lifeway’s plain farmer’s cheese, a cheese made without salt, sugar or animal rennet. In addition, kefir is the primary ingredient of Lifeway’s “Sweet Kiss” product, a fruit sugar-flavored, cream cheese-like spread which is intended to be used as a dessert spread or frosting.
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
      LIFEWAY’S KEFIR. “Lifeway’s Kefir” is a drinkable kefir product manufactured in ten regular and low-fat varieties, including plain, raspberry, blueberry, strawberry, cherry, peach, banana-strawberry, cappuccino, chocolate and vanilla, and sold in 32 ounce containers featuring color-coded caps and labels describing nutritional information. In March 1996, Lifeway began marketing its non-fat, low cholesterol kefir in six flavors — plain, raspberry, strawberry, strawberry-banana, peach and blueberry. The kefir product is currently marketed under the name “Lifeway’s Kefir,” and is typically sold by retailers from their dairy sections.
      LIFEWAY’S ORGANIC SOYTREAT. “SoyTreat” is a soy alternative to dairy kefir and is made from organic soy milk, which is derived from non-genetically modified soybeans. SoyTreat can be consumed by those who desire the benefits of kefir, but are lactose intolerant or interested in a soy-based alternative to milk. SoyTreat also provides 6.25g of soy protein per serving, and features the United States Food and Drug Administration-approved health claim, “25g of soy protein a day as part of a diet low in saturated fat can help lower cholesterol and reduce the risk of heart disease.” At present SoyTreat is manufactured in five flavors: strawberry, apple, peach, coconut and coffee latte.
      LIFEWAY’S ORGANIC KEFIR. “Lifeway’s Organic Kefir” meets the organic standards and specifications of the United States Department of Agriculture for organic products and is manufactured in four flavors: plain, raspberry, strawberry and peach. Lifeway’s Organic Kefir is sweetened with organic cane juice.
      LIFEWAY’S SLIM6. “Lifeway’s Slim6” is a line of low-fat kefir beverages with no added sugar designed for consumers who follow low-carbohydrate diets. Lifeway’s Slim6 has only 8 grams of carbohydrates and 2.5 grams of fat per 8-ounce serving and is available in five flavors: strawberries n’ cream, mixed berry, tropical fruit, strawberry-banana and an original, unsweetened version.
      LA FRUTA DRINKABLE YOGURT. “La Fruta” is a yogurt like drink similar to a milkshake or smoothie that is specifically formulated to accommodate the Hispanic market, the fastest growing demographic in the U.S. La Fruta is manufactured in six flavors: strawberry, mango, pina colada, banana-strawberry, horchata and tres leches.
      LA FRUTA CHEESE. “La Fruta Cheese” is a cheese product similar to cream cheese that is specifically formulated to accommodate the Hispanic market, the fastest growing demographic in the United States. La Fruta Cheese is manufactured in a tres leches flavor.
      TUSCAN BRAND DRINKABLE YOGURT. “Tuscan Brand Drinkable Yogurt” is a cultured dairy beverage mainly marketed on the East Coast and manufactured in a variety of flavors which vary depending upon distributor demand.
      FARMER CHEESE. “Farmer Cheese” is based on a cultured soft cheese and is intended to be used in a variety of recipes as a low fat, low-cholesterol, low-calorie substitute for cream cheese or ricotta, and is available in various styles.
      SWEET KISS. “Sweet Kiss” is a sweet cheese probiotic spread available in five flavors: plain, plain with raisins, apple, peach and chocolate.
      ELITA; BAMBINO. “Elita” and “Bambino” cheeses are low-fat, low-cholesterol kefir based cheese spreads which are marketed as an alternative to cream cheese.
      KRESTYANSKI TWOROG. “Krestyanski Tworog” is a European-style kefir-based soft style cheese which can also be used in a variety of recipes, eaten with a spoon, used as a cheese spread, or substituted in recipes for cream cheese, ricotta cheese or cottage cheese and is marketed to consumers of various Eastern European ethnicities.

      CREAM CHEESE GOURMET. Lifeway produces a line of over 40 flavors of cream cheeses under the “Cream Cheese Gourmet” brand name. The different flavors are manufactured in original and low-fat varieties and include such flavors as plain, strawberry, horseradish, lox & onion, bleu cheese, pesto, cinnamon & raisin, and vegetable. The Cream Cheese Gourmet line of cream cheeses was acquired by Lifeway in the acquisition of substantially all of the assets of Ilya’s Farms, Inc. described elsewhere in this report and is marketed primarily to smaller and ethnic grocers, delicatessens and coffee shops.
      BASICS PLUS. “Basics Plus” is a patented kefir-based beverage product designed to improve gastrointestinal functions, enhancing the immune system. This product contains certain “passive immunity products” purchased from GalaGen, Inc. prior to its 2002 bankruptcy as described elsewhere in this report. Lifeway is currently engaged in discussion with several potential new suppliers of passive immunity products and is not currently manufacturing this beverage.
      KEFIR STARTER. “Kefir Starter” is a powdered form of kefir that is sold in envelope packets and allows a consumer to make his or her own drinkable kefir at home by adding milk. Lifeway continues to develop sales of the product internationally and via the internet.
      GOLDEN ZESTA. “Golden Zesta” is a vegetable-based seasoning, which, because of its low sodium content, may also be used as a salt substitute and is marketed to delicatessens, gourmet shops and ethnic grocers.
      IT’S PUDDING. “It’s Pudding!” is the only organic pudding, produced in the following flavors, Chocolate, Vanilla, Banana and Tapioca.
      Lifeway intends to continue to develop new products based on kefir and Farmer Cheese. There is no assurance that such products or any other new products can be developed successfully or marketed profitably.

DISTRIBUTION
      With its twelve company-owned trucks, Lifeway distributes its products directly and extensively in the State of Illinois, primarily in the Chicago metropolitan area, including major retail chains such as Jewel Food Stores, Dominick’s Finer Foods, Treasure Island Food Marts, Whole Foods and independent retailers. Lifeway also distributes over 40 different assorted cream cheese products under the Cream Cheese Gourmet brand name in the Philadelphia metropolitan area.
      In addition to the Chicago and Philadelphia metropolitan areas, Lifeway’s products are distributed to stores throughout the United States. Lifeway has verbal distribution arrangements with various distributors throughout the United States. These verbal distribution arrangements, in the opinion of Lifeway, allow management the necessary latitude to expand into new areas and markets and establish new relationships with distributors on an ongoing basis. Lifeway has not offered any exclusive territories to any distributors.
      Distributors are provided Lifeway products at wholesale prices for distribution to their retail accounts. Lifeway believes that the price at which its products are sold to its distributors is competitive with the prices generally paid by distributors for similar products in the markets served. In all areas served, distributors currently deliver the products directly to the refrigerated cases of dairy sections of their retail customers. Each distributor carries a line of Lifeway’s products on its trucks, checks the retail stores for space allocated to Lifeway’s products, determines inventory requirements of the store and places Lifeway products directly into the retailers’ dairy cases. Lifeway believes this method of distribution best serves the needs of each retail store, and is the best available means to ensure consistency and quality of product handling, quality control, flavor selection and favorable retail display. Under the distribution arrangements, each distributor must meet certain prescribed product handling, service and administrative requirements including, among others, frequency of delivery, replacement of damaged, old or substandard packages, and delivery of products directly to the refrigerated case.
      Additionally, Lifeway has attempted international distribution of certain of its products by attempting to export to distributors operating in the Canadian provinces of Ontario and Quebec. Lifeway’s products are subject to strict import quotas imposed by the Trade Control Policy Division of the Department of Foreign Affairs and International Trade of Canada. In an attempt to address this situation, management is exploring various alternatives to permit expansion of Lifeway’s product line in Canada. Lifeway believes that it currently is in compliance with all applicable Canadian regulations.

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

COMPETITION
      Although Lifeway faces a small amount of direct competition in the United States and Canadian markets for kefir products, Lifeway’s kefir-based products compete with all other yogurt and other dairy products. Many producers of yogurt and other dairy products are well-established and have significantly greater financial resources than Lifeway to promote their products.
      In connection with the certain Stockholders’ Agreement, as amended, between Lifeway, Danone Foods, Inc. and other parties, as well as certain other transactions between these two foregoing companies described elsewhere in this report, the parties agreed that they would not compete with each other during the term of the Stockholders’ Agreement, as extended, with respect to certain yogurt, cheese and kefir products. Specifically, Lifeway agreed not to produce or sell in the United States or Western Europe any type of yogurt, fromage frais, Italian style cheese, chilled desserts or any soy-based products, other than those that are kefir-based or those that were already being produced and sold by Lifeway as of December 24, 1999; and Danone agreed not to produce or sell any type of kefir-based products in the United States. The term of the current non-competition covenant between Lifeway and Danone expired on December 30, 2005.

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

MAJOR CUSTOMERS
      Lifeway distributes its products to numerous accounts throughout the United States. Concentrations of credit with regard to trade accounts receivable and sales are limited due to the fact that Lifeway’s customers are spread across different geographic areas. The customers are concentrated in the retail food industry. In 2005, Lifeway’s largest customer represented approximately 9% of sales and reflected sales in various regions of the United States outside the Chicago, Illinois metropolitan area.

TRANSACTIONS WITH GROUPE DANONE SA
      All share amounts and prices in this subsection are historical and have not been adjusted for the stock split which occurred in the first quarter of 2004. On October 1, 1999, Lifeway and certain members of the Smolyansky family sold shares of restricted common stock to Danone at $10.00 per share. Later in 1999, Danone purchased additional shares of common stock from certain individuals, including shares purchased in transactions with certain Company affiliates, including Lifeway’s founder Michael Smolyansky, Val Nikolenko, Vice President of Production and Pol Sikar, a director, and his affiliates. As a result of these transactions, Danone became the beneficial owner of 20% of the outstanding common stock of Lifeway. Pursuant to the terms and conditions of the transaction, Lifeway granted certain limited rights to Danone, which include a right to nominate one director, anti-dilutive rights relating to future offerings and limited registration rights. In addition, as described above, Lifeway and Danone are parties to a Stockholders’ Agreement dated October 1, 1999, pursuant to which the parties agreed that they would not compete with each other through December 30, 2005 with respect to certain yogurt, cheese and kefir products. The Stockholders’ Agreement also provides that Danone may not own more than 20% of the outstanding common stock of Lifeway as a result of direct or indirect acquisition of shares. Danone’s interest as of December 31, 2005 was approximately 20.4% due to reductions in Lifeway’s shares outstanding, primarily due to share repurchases by Lifeway. The term of the Stockholders’ Agreement terminated on December 30, 2005. The ability of Danone to sell such a large stake in Lifeway could have a negative effect on the Company’s stock price.

PATENTS, TRADEMARKS, LICENSES, ROYALTY AGREEMENTS
      All trademark registrations have been granted by the United States Patent and Trademark Office (“USPTO”), unless otherwise noted below. Each trademark registration may be renewed upon expiration. Lifeway intends to make all timely filings as required for all trademarks listed.

Expiration of
Mark	Use	Date of Registration	Registration	Comments

Lifeway	Cheese and kefir	December 12, 1989	December 12, 2009	Registration was timely renewed for a 10 year period on December 12, 1999. Registration is renewable between the 19th and 20 th anniversaries of the registration date or the six-month grace period following the registration expiration date.
Lifeway’s (Canada)	Cheese and kefir	January 10, 1992	January 10, 2007	This registration was granted by the Canadian Intellectual Property Office based upon the use of the mark in Canada since September 9, 1988.
Golden Zesta	Dehydrated vegetable soup mix; and spices, seasonings, food for non-nutritional purposes for use as a flavoring	August 19, 1997	August 19, 2007	An Affidavit of Continued Use was timely filed between the 5th and 6th anniversaries of the registration date. Registration is renewable between the 9th and 10th anniversaries of the registration date or the six-month grace period following the registration expiration date.

Expiration of
Mark	Use	Date of Registration	Registration	Comments

Sweet Kiss	Cheese, cottage cheese and other milk products, excluding ice cream, ice milk and frozen yogurt	February 10, 1998	February 10, 2008	An Affidavit of Continued Use was timely filed between the 5 th and 6th anniversaries of the registration date. Registration is renewable between the 9th and 10th anniversaries of the registration date or the six-month grace period following the registration expiration date.
Kwashenka	Kefir, yogurt, cheeses, cottage cheeses and other milk products, excluding ice cream, ice milk and frozen yogurt	February 10, 1998	February 10, 2008	An Affidavit of Continued Use was timely filed between the 5 th and 6th anniversaries of the registration date. Registration is renewable between the 9th and 10th anniversaries of the registration date or the six-month grace period following the registration expiration date.
Bambino	Cheeses, cottage cheeses and other milk products	October 7, 2003	October 7, 2013	Registration is renewable at the time of expiration provided mandatory documents are filed with the USPTO between the 5 th and 6th anniversaries of the registration date or the six-month grace period following the sixth anniversary date.
KPECTBRHCKNN (A stylized presentation of “Krestyanskiy” in Cyrillac characters)	Cheeses, cottage cheeses and other milk products excluding ice cream, ice milk and frozen yogurt	September 8, 1998	September 8, 2008	An Affidavit of Continued Use was timely filed between the 5 th and 6th anniversaries of the registration date. Registration is renewable between the 9th and 10th anniversaries of the registration date or the six-month grace period following the registration expiration date.
BasicsPlus	Dairy-based food beverages for use as a dietary supplement	September 7, 1999	September 7, 2009	In May 1998, GalaGen, Inc., assigned the entire interest, including the goodwill, of this mark to Lifeway. An Affidavit of Continued Use was timely filed between the 5th and 6th anniversaries of the registration date. Registration is renewable between the 9th and 10th anniversaries of the registration date or the six-month grace period following the registration expiration date.
BA3APHBIII (A stylized presentation of “Bazarniy” in Cyrillic characters)	Pressed unripened cheese	July 25, 2000	July 25, 2010	Registration is renewable at the time of expiration provided mandatory documents are filed with the USPTO between the 5 th and 6th anniversaries of the registration date or the six-month grace period following the sixth anniversary date.
SoyTreat	Soy-based food beverage intended for use as cultured milk substitute	December 19, 2000	December 19, 2010	Registration is renewable at the time of expiration provided mandatory documents are filed with the USPTO between the 5 th and 6th anniversaries of the registration date or the six-month grace period following the sixth anniversary date.

Expiration of
Mark	Use	Date of Registration	Registration	Comments

Garden Harmony	Unripened cheese-based spread	March 20, 2001	March 20, 2011	Registration is renewable at the time of expiration provided mandatory documents are filed with the USPTO between the 5 th and 6th anniversaries of the registration date or the six-month grace period following the sixth anniversary date.
Korovka	Dairy-based spread	November 6, 2001	November 6, 2011	Registration is renewable at the time of expiration provided mandatory documents are filed with the USPTO between the 5 th and 6th anniversaries of the registration date or the six-month grace period following the sixth anniversary date.
La Fruta	Cultured milk products, excluding ice cream, ice milk and frozen yogurt	March 29, 2005	March 29, 2015	Registration is renewable at the time of expiration provided mandatory documents are filed with the USPTO between the 5 th and 6th anniversaries of the registration date or the six-month grace period following the sixth anniversary date.
PTICHYE MOLOKO (a stylized presentation of “Ptichye Moloko” in Cyrillic characters)	Kefir, yogurt, cheeses, cottage cheeses and other milk products, excluding ice cream, ice milk and frozen yogurt	October 18, 2005	October 18, 2015	Registration is renewable at the time of expiration provided mandatory documents are filed with the USPTO between the 5 th and 6th anniversaries of the registration date or the six-month grace period following the sixth anniversary date.
BIOKEFIR	yogurt, cheeses, cottage cheeses and other milk products, excluding ice cream, ice milk and frozen yogurt			Application filed September 23, 2004 on an intent-to-use basis. A Notice of Allowance was issued on November 29, 2005. A Statement of Use is due on May 29, 2006 or within the 3 year extension period following the Notice of Allowance date. After acceptance of the Statement of Use, registration will precede in due course.
FRUIT N FIT	Dairy-based beverages			Application filed March 15, 2006 on an intent-to-use basis.
FRUIT N FIT	Fruit beverages; smoothies			Application filed March 15, 2006 on an intent-to-use basis.
SUBLIME SLIME LIME	Dairy-based beverages; dairy-based food beverages; kefir; soy- based food beverage used as milk substitute			Application filed February 3, 2006 on an intent-to-use basis.
PROBUGS	Dairy-based beverages; dairy-based food beverages; kefir; soy- based food beverage used as milk substitute			Application filed February 3, 2006 on an intent-to-use basis.
ORANGE CREAMY CRAWLER	Dairy-based beverages; dairy-based food beverages; kefir; soy- based food beverage used as milk substitute			Application filed February 3, 2006 on an intent-to-use basis.

Expiration of
Mark	Use	Date of Registration	Registration	Comments

	Dairy-based beverages; dairy-based food beverages; kefir; soy- based food beverage used as milk substitute			Application filed February 3, 2006 on an intent-to-use basis.
	Dairy-based beverages; dairy-based food beverages; kefir; soy- based food beverage used as milk substitute			Application filed February 3, 2006 on an intent-to-use basis.

PATENTS, TRADEMARKS, LICENSES, ROYALTY AGREEMENTS
      Lifeway also uses the following unregistered trademarks, and claims common law rights to: “Elita,” “Healthy Foods Today for a Better Life Tomorrow,” “Milkshake Smoothie,” “Toplenka,” “White Cheese,” “Drink It to Be Beautiful Inside and Out,” and “Cream Cheese Gourmet.”
      On December 27, 1990, Lifeway purchased the Tuscan brand-name liquid drinkable yogurt customer list along with a limited license of the trademark and use of the Tuscan liquid yogurt U.P.C. codes from a third party.
      In October 1998 Lifeway entered into a sublicense agreement with GalaGen, Inc. and Metagenics, Inc. with an effective date of May 1, 1998 (“Lifeway sublicense”), wherein GalaGen sublicensed patent rights of Metagenics for kefir-based products containing natural immune components exclusively to Lifeway. Under the rights granted to it by the Lifeway sublicense, Lifeway manufactures and sells products using the Basics Plus trademark. GalaGen had acquired the primary license for such patent rights in an agreement executed with Metagenics in April 1998. The terms of the Lifeway sublicense provide that Metagenics will permit Lifeway to continue to have the exclusive patent rights to produce or sell kefir-based products containing natural immune components in the event the original license between GalaGen and Metagenics is terminated, and such termination was not caused by Lifeway. On February 25, 2002, GalaGen filed a petition for bankruptcy in the Unites States Bankruptcy Court, District of Minnesota, which terminated both its primary license with Metagenics and its participation in the Lifeway sublicense. The license and sublicense were excluded from the sale of assets of GalaGen pursuant to an order of the Bankruptcy Court. Lifeway has not received any indication that Metagenics will not permit Lifeway to continue to have the exclusive patent rights to produce or sell kefir-based products containing natural immune components. Thus, Lifeway believes that it continues to have the exclusive patent rights licensed directly from Metagenics. Either party may terminate the license agreement for cause. The term of the license agreement expires when the last valid claim of the patent rights expires, which currently is July 2, 2013, however, this term can be extended in accordance with the terms of the license agreement.
      In connection with the purchase of Ilya’s Farm, Inc., the Company has undertaken a royalty obligation of 5% of all sale of Ilya’s Farm, Inc’s products, which is paid quarterly, in arrears.

REGULATION
      Lifeway is subject to regulation by federal, state and local governmental authorities regarding the distribution and sale of food products. Although Lifeway believes that it currently has all material government permits, licenses, qualifications and approvals for its operations, there can be no assurance that Lifeway will be able to maintain its existing licenses and permits or to obtain any future licenses, permits, qualifications or approvals which may be required for the operation of Lifeway’s business.

      Lifeway believes that it is currently in compliance with all applicable environmental laws and that the cost of such compliance was not material to the financial position of Lifeway.
      In addition, any Lifeway products exported to Canada would be subject to strict quotas imposed by the Trade Control Policy Division of the Department of Foreign Affairs and International Trade of Canada. Lifeway believes that it currently is in compliance with all applicable Canadian regulations. The Company exported $24,860 in products to Canada in 2005.

RESEARCH AND DEVELOPMENT
      Lifeway continues its program of new product development, centered around the nutritional and “low calorie” features of its proprietary kefir formulas.
      Lifeway conducts primarily all of its research internally, but at times will employ the services of an outside testing facility. During 2005, the amount Lifeway expended for research and new product development was not material to the financial position of Lifeway.

EMPLOYEES
      Lifeway currently employs approximately 86 employees, all of whom are full-time employees. Substantially all of these employees are engaged in the manufacturing of the Company’s products. None of Lifeway’s employees are covered by collective bargaining agreements.

ITEM 2.	DESCRIPTION OF PROPERTY.
      On May 16, 1988, Lifeway purchased an approximately 26,000 square foot parcel of real property, including an approximately 8,500 square foot one-story brick building in good condition, located at 7625 N. Austin Avenue, Skokie, Illinois. Lifeway uses this facility for manufacturing and storage and has no plans to improve or renovate this property. The acquisition loan to Lifeway from 1st National Bank of Morton Grove, collateralized by the real estate, was refinanced in 1998 by Lifeway and paid off in full on February 21, 2002. Lifeway is the only occupant of this property and presently holds fee simple title free and clear of all encumbrances thereto. The value of this property may be subject to real estate market forces that typically affect industrial real estate in the area immediately surrounding the property. The Company’s book value for this property is approximately $529,172.
      On October 9, 1992, Lifeway purchased an approximately 75,000 square foot commercially zoned parcel of real property, including an approximately 7,750 square foot one-story building, located at 7800 N. Caldwell, Niles, Illinois. Until its closing on August 1, 2001, this property was the site of the “Moscow Nights” facility operated by LFIE. The acquisition loan to Lifeway from American National Bank and Trust Company of Chicago, collateralized by the real estate, was refinanced by Lifeway in 1998 and paid off in full on September 30, 2002. Lifeway held fee simple title to this property free and clear of all encumbrances until this property was transferred to the Niles Park District in January 2003 in exchange for approximately $1.8 million paid in settlement of a condemnation lawsuit previously reported.
      On October 16, 1996, Lifeway purchased a 110,000 square foot commercially-zoned parcel of real property, including a 46,000 square foot one-story brick building in good condition, located at 6431 Oakton Avenue, Morton Grove, Illinois. This property is used as Lifeway’s corporate headquarters and main manufacturing facility. This property has been improved every year since the time of purchase by the addition of custom-built refrigerated storage space and the addition of various machinery and equipment used to manufacture, package and store Lifeway’s products. Lifeway is the only occupant of this property and presently holds fee simple title subject to a mortgage which secures the property as collateral for the acquisition loan to Lifeway from MB Financial Bank of Morton Grove. The acquisition loan was refinanced in September 2002 at a rate of 6.25% and is payable in monthly principal and interest installments of $3,273, with a balloon payment of $454,275 due in September 2006. At December 31, 2005, the loan had a balance of $462,695. The value of this property may be subject to real estate market forces that typically affect industrial real estate in the area immediately surrounding the property. The Company’s book value for this property is approximately $1,229,054.
      In June, 2005 the Company purchased a 100,000-square-foot distribution and warehousing facility that is equipped with 40,000 square feet of refrigeration. The facility, located at 6101 Gross Point Road in Niles, Illinois, will be used to store raw materials and finished goods in order to relieve space pressures at the Company’s existing 50,000-square foot building, less than a mile away. The additional space at the Company’s main plant will be used to expand production capacity for the Company’s kefir and other probiotic products. Lifeway is the only occupant of this property and presently holds fee simple title subject to a mortgage which secures the property as collateral for the acquisition loan to Lifeway from Harris Bank at a rate of 5.6% and is payable in monthly principal and interest installments of $19,513, with a balloon payment of $2,652,142.70 due July 14, 2010. At December 31, 2005, the loan had a balance of $2,973,107.85. The value of this property may be subject to real estate market forces that typically affect industrial real estate in the area immediately surrounding the property. The Company’s book value for this property is approximately $4,324,309.00.
      For financial statement and tax purposes, Lifeway depreciates its buildings and improvements on a straight line basis over 31 and 39 years.
      Management believes that Lifeway has adequate insurance coverage for all its properties.
ITEM 3.     LEGAL PROCEEDINGS.
      On December 4, 2004 a former employee requested a Motion for Summary Judgment on the issue of liability in a lawsuit filed against the Company by the former employee. The motion was granted on February 10, 2005 and on February 18, 2005 the case was referred to a Magistrate Judge for a settlement conference. The lawsuit alleges non payment of overtime wages in violation of federal employment laws, with an estimated amount between $7,500 and $15,000. The suit was filed in the United States District Court for the Northern District of Illinois on behalf of all employees who were classified as non-exempt during 2001 through 2003. The case was settled on December 2, 2005 for approximately $95,000.
      In addition to the foregoing, Lifeway is from time to time engaged in other litigation matters arising in the ordinary course of business none of which presently is expected to have a material adverse effect on its business results or operations.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
      No matter was submitted during the fourth quarter of the fiscal year ended December 31, 2005, to a vote of security holders through the solicitation of proxies or otherwise.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.
MARKET INFORMATION
      Lifeway’s Common Stock, no par value, the only class of common equity of Lifeway, is traded on The Nasdaq Stock Market National Market System under the symbol “LWAY.” Trading commenced on March 29, 1988.
      The range of high and low bid quotations for Lifeway’s Common Stock for the quarterly periods within the two most recent fiscal years, as reported by The Nasdaq Stock Market National Market System, is set forth in the following table:

	Low Bid	High Bid

1st Qtr. 2004	$6.42	$23.80
2nd Qtr. 2004	$9.86	$28.24
3rd Qtr. 2004	$8.66	$20.31
4th Qtr. 2004	$8.77	$11.19
1st Qtr. 2005	$7.11	$9.37
2nd Qtr. 2005	$7.69	$15.40
3rd Qtr. 2005	$11.50	$18.17
4th Qtr. 2005	$10.23	$14.00
      Note: The foregoing quotations have been adjusted for the March 8, 2004 two-for-one Company stock split.
      As of March 1, 2006, there were approximately 83 holders of record of Lifeway’s Common Stock. The Company has no information regarding beneficial owners whose shares are held in street name.
DIVIDENDS
      Lifeway has paid no cash dividends on its Common Stock and management does not anticipate that such dividends will be paid in the foreseeable future.
SALES OF UNREGISTERED SECURITIES
      There were no sales of unregistered securities in 2005, 2004 or 2003.
PURCHASES OF THE COMPANY’S SECURITIES
      Pursuant to an approved share repurchase program announced on January 13, 2005, Lifeway purchased approximately 50,000 shares of the Company’s securities in 2005 at a total cost of $401,594.
SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

(d) Maximum
Number (or
			(c) Total Number	Approximate
			of Shares (or	Dollar Value) of
			Units) Purchased	Shares (or Units)
	(a) Total		as Part of	that May Yet Be
	Numbers of	(b) Average Price	Publicly	Purchased Under
	Shares (or Units)	Paid per Share	Announced Plans	the Plans or
Period	Purchased	(or Unit)	or Programs	Programs

March (3/3/05 to 3/15/05)	29,600	$7.62	29,600	20,400
April (4/22/05 to 4/28/05)	20,400	$8.62	20,400	0

Total	50,000	$8.03	50,000	0

EQUITY COMPENSATION PLAN INFORMATION

			Number of Securities Remaining
			Available for Future Issuance
	Number of Securities to be	Weighted-Average Exercise	Under Equity Compensation
	Issued Upon Exercise of	Price of Outstanding	Plans (Excluding Securities
	Outstanding Options, Warrants	Options, Warrants and	Warrants and Rights Reflected
Plan Category	and Rights	Rights	in Column (a))

Equity compensation plans approved by security holders	0	$0.00	468,000
Equity compensation plans not approved by security holders*	0	$0.00	0.00
Total	0	0	468,000

*	All of Lifeway’s equity compensation plans have been approved by shareholders.

ITEM 6.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION.

Comparison of Quarter Ended December 31, 2005 to Quarter Ended December 31, 2004
      The following analysis should be read in conjunction with the audited financial statements of the Company and related notes included elsewhere in this annual report and the unaudited financial statements and Management’s Discussion and Analysis contained in our Form 10-QSB, for the fiscal quarters ended March 31, 2005, June 30, 2005, and September 30, 2005.
RESULTS OF OPERATIONS
      Sales increased by $964,146,(approximately 23%) to $5,207,578 during the three month period ended December 31, 2005 from $4,243,432 during the same three month period in 2004. This increase is primarily attributable to increased sales and awareness of Lifeway’s existing drinkable dairy products including La Fruta, and its flagship line, Kefir.
      Lifeway’s wholly-owned subsidiary, LFI Enterprises, Inc. (“LFIE”) accounted for $280,727 of total sales revenues during the fourth quarter of 2005. Of the total $280,727 revenues from LFIE, $120,804 was earned due to sales of Lifeway’s Kefir and Farmer Cheese products sent from our Morton Grove, Illinois facility to Philadelphia, Pennsylvania for distribution in the tri-state area of Pennsylvania, New Jersey and New York. The remaining $159,922 of LFIE revenues for the fourth quarter of 2005 was earned from sales of the Cream Cheese Gourmet line of products acquired from Ilya’s Farms, Inc. in the third quarter of 2004. Sales of LFIE in the fourth quarter 2004 were $261,588. This represents a 7% increase in sales for the LFIE in the fourth quarter 2005 when compared to the same period in 2004.
      Cost of goods sold as a percentage of sales was approximately 59% during the fourth quarter 2005, compared to about 57% during the same period in 2004. The average cost of milk, Lifeway’s largest cost of goods sold component, was similar in the fourth quarter 2005 compared to the same period in 2004. Beginning January 1, 2005, the minimum wage payable to Company’s employees in Illinois increased 18%. This higher wage increase (and indirect pressure for additional increases) has had a negative impact on our gross margins in 2005, when compared to 2004. We intend to primarily offset these wage increases by continuing to invest in the automation of our production processes.
      As we increased our shipments, the rise in fuel and transportation costs in the fourth quarter, when compared to the same period a year ago, had a negative impact on our gross margins. In addition, the rise in other oil related costs such as sugar and plastics, when compared to the same period a year ago, further negatively impacted our gross margins. We were able to mostly offset a portion of these oil related cost increases by making prudent investments in energy related securities, as is evident in our total other income.
      Operating expenses as a percentage of sales was approximately 24% during the fourth quarter 2005, compared to about 29% during the same period in 2004. This decrease is primarily attributable to our continuing efforts to improve our production automation, through capital investments, thereby improving our overall operating income.
      Income from operations increased by $309,655(approximately 55%) to $878,218 during the three- month period ended December 31, 2005 from $568,563 during the same three- month period in 2004. Operating income margins also increased to 17% during the three- month period ended December 31, 2005, from 13% during the same three- month period in 2004.
      Net Income increased by $367,645(approximately 108%) to $707,288 during the three- month period ended December 31, 2005 from $339,643 during the same three- month period in 2004.

Comparison of Year Ended December 31, 2005 to Year Ended December 31, 2004
      Sales increased by $3,812,444 (approximately 23%) to $20,131,654 during year ended December 31, 2005 from $16,319,210 during the year ended December 31, 2004. This increase is primarily attributable to increased sales and awareness of Lifeway’s existing drinkable dairy products including La Fruta, and its flagship line, Kefir. During 2005, Lifeway increased its distribution to some of the country’s largest retailers, including Walmart, Target, and Costco. In addition, Lifeway began selling to a health care setting, the first time in the Company’s history.
      Cost of goods sold as a percentage of sales was approximately 58% in 2005, compared to about 55% in 2003. The average cost of milk, Lifeway’s largest cost of goods sold component, was similar in 2005 compared to 2004. Beginning January 1, 2005, the minimum wage payable to Company’s employees in Illinois increased 18%. This higher wage increase (and indirect pressure for additional increases) has had a negative impact on our gross margins in 2005, when compared to 2004. We intend to primarily offset these wage increases by continuing to invest in the automation of our production processes.
      As we increased our shipments, the rise in fuel and transportation costs in the fourth quarter, when compared to the same period a year ago, had a negative impact on our gross margins. In addition, the rise in other oil related costs such as sugar and plastics, when compared to the same period a year ago, further negatively impacted our gross margins. We were able to offset a portion of these oil related cost increases by making prudent investments in energy related securities, as is evident in our total other income.
      Operating expenses as a percentage of sales in was approximately 25% in 2005, compared to about 27% in 2004. Also, the Company’s advertising cost increased to $909,179 in 2004 as compared to $629,500 in 2003.
      Total other income for 2005 was $681,703, compared with $491,775 during the same period in 2004. This increase is primarily attributable to the company earning more interest and dividends in 2005, when compared to the same period in 2004.
      Provision for income taxes was $1,534,592, or a 37.6% tax rate in 2005 compared with $1,390,167, or a 40.4% tax rate in 2004. Income taxes are discussed in Note 10 of the Notes to Consolidated Financial Statements.

SOURCES AND USES OF CASH IN 2005
      Net cash used in investing activities was $5,566,981 during 2005, which is an increase of $4,555,751 compared to 2004. This increase is primarily due to the Company’s purchase of a storage and distribution facility.
      Net cash provided by financing activities was $2,555,286 during 2005, which is an increase of $2,568,759 compared to 2004. This increase is primarily attributable to the Company financing the purchase of the above-mentioned facility. The Company borrowed $3,000,000, with maturity of 5 years, at an interest rate of 5.6%. The Company also purchased 50,000 shares of its treasury stock at a cost of $401,554 in 2005.
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
      We anticipate being able to fund the Company’s foreseeable liquidity requirements internally. We continue to explore potential acquisition opportunities in our industry in order to boost sales while leveraging our distribution system to consolidate and lower costs.

Other Developments
      On May 23, 2005, Lifeway’s Board of Directors approved awards of an aggregate amount of 5,600 shares to be awarded under its Employee and Consulting Services and Compensation Plan to certain employees and consultants for services rendered to the Company. The stock awards were made on June 1, 2005 and have vesting periods of one year. The expense for the awards is measured as of June  1, 2005 at $12.50 per share for 5,600 shares, or a total stock award expense of $70,000. This expense will be recognized as the stock awards vest in 12 equal portions of $5,833, or 466 shares per month for one year.

Off-Balance Sheet Arrangements
      We have never entered into any off-balance sheet financing arrangements and have never established any special purpose entities. We have not guaranteed any debt or commitments of other entities or entered into any options on non-financial assets.

Critical Accounting Policies
      Lifeway’s analysis and discussion of its financial condition and results of operations are based upon its consolidated financial statements that have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”). The preparation of financial statements in accordance with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. US GAAP provides the framework from which to make these estimates, assumptions and disclosures. Lifeway chooses accounting policies within US GAAP that management believes are appropriate to accurately and fairly report Lifeway’s operating results and financial position in a consistent manner. Management regularly assesses these policies in light of current and forecasted economic conditions and has discussed the development and selection of critical accounting policies with its audit committee of the Board of Directors. For further information concerning accounting policies, refer to Note 2 — Nature of Business and Significant Accounting Policies in the notes to the consolidated financial statements.

Forward Looking Statements
      In this report, in reports subsequently filed by Lifeway with the SEC on Form 10-QSB and filed or furnished on Form 8-K, and in related comments by management, our use of the words “believe,” “expect,” “anticipate,” “estimate,” “forecast,” “objective,” “plan,” “goal,” “project,” “explore,” “priorities/targets,” and similar expressions is intended to identify forward-looking statements. While these statements represent our current judgment on what the future may hold, and we believe these judgments are reasonable, actual results may differ materially due to numerous important factors that are described in this report and other factors that may be described in subsequent reports which Lifeway may file with the SEC on Form 10-QSB and filed or furnished on Form 8-K, including but not limited to:

•	Changes in economic conditions, commodity prices;

•	Shortages of and price increase for fuel, labor strikes or work stoppages, market acceptance of the Company’s new products;

•	Significant changes in the competitive environment;

•	Changes in laws, regulations, and tax rates; and

•	Management’s ability to achieve reductions in cost and employment levels, to realize production efficiencies and to implement capital expenditures, all at of the levels and times planned by management.

ITEM 7.	FINANCIAL STATEMENTS.
      The annotated consolidated financial statements of the Company that constitute Item 7 of this report commence on the pages that follow this page.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders of
LIFEWAY FOODS, INC. AND SUBSIDIARY
      We have audited the accompanying consolidated statements of financial condition of LIFEWAY FOODS, INC. AND SUBSIDIARY (the “Company”) as of December 31, 2005 and 2004 and the related consolidated statements of income and comprehensive income, changes in stockholders’ equity and cash flows for the year ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
      We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provides a reasonable basis for our opinion.
      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of LIFEWAY FOODS, INC. AND SUBSIDIARY as of December 31, 2005 and 2004 and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles in the United States of America.
Plante & Moran, PLLC
ELGIN, IL
February 24, 2006

LIFEWAY FOODS, INC. AND SUBSIDIARY
CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005 and 2004

LIFEWAY FOODS, INC. AND SUBSIDIARY
Consolidated Statements of Financial Condition
December 31, 2005 and 2004

	December 31,

	2005	2004

ASSETS
Current assets
Cash and cash equivalents	$4,354,081	$5,773,285
Marketable securities	7,478,697	6,741,987
Inventories	1,716,999	905,697
Accounts receivable, net of allowance for doubtful accounts of $35,000 and $15,000 at December 31, 2005 and 2004	2,517,615	2,024,036
Prepaid expenses and other current assets	9,144	7,260
Other receivables	56,435	72,137
Deferred income taxes	142,772	—
Refundable income taxes	11,562	258,617

Total current assets	16,287,305	15,783,019
Property and equipment, net	7,751,446	3,420,138
Intangible assets
Goodwill	75,800	75,800
Other intangible assets, net of accumulated amortization of $92,432 and $26,990 at December 31, 2005 and 2004	350,206	409,010

Total intangible assets	426,006	484,810
Total assets	$24,464,757	$19,687,967

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current maturities of notes payable	$532,454	$8,784
Accounts payable	426,253	641,651
Accrued expenses	355,011	195,541
Deferred income taxes	—	36,214

Total current liabilities	1,313,718	882,190
Notes payable	2,903,349	463,541
Deferred income taxes	348,923	424,039
Stockholders’ equity
Common stock	6,509,267	6,509,267
Paid-in-capital	90,725	64,314
Treasury stock, at cost	(1,024,659)	(649,039)
Retained earnings	14,422,948	11,874,475
Accumulated other comprehensive income (loss), net of taxes	(99,514)	119,180

Total stockholders’ equity	19,898,767	17,918,197

Total liabilities and stockholders’ equity	$24,464,757	$19,687,967

See accompanying notes to financial statements

LIFEWAY FOODS, INC. AND SUBSIDIARY
Consolidated Statements of Income and Comprehensive Income
For the Years Ended December 31, 2005 and 2004

	Years Ended December 31,

	2005	2004

Sales	$20,131,654	$16,319,210
Cost of goods sold	11,664,065	9,034,971

Gross profit	8,467,589	7,284,239
Operating expenses	5,066,227	4,333,788

Income from operations	3,401,362	2,950,451
Other income (expense):
Interest and dividend income	323,365	185,575
Interest expense	(100,762)	(31,441)
Gain on sale of marketable securities, net	445,327	354,128
Gain (loss) on marketable securities classified as trading	13,773	(16,487)

Total other income	681,703	491,775

Income before provision for income taxes	4,083,065	3,442,226
Provision for income taxes	1,534,592	1,390,167

Net income	$2,548,473	$2,052,059

Basic and diluted earnings per common share	0.30	0.24

Weighted average number of shares outstanding	8,404,496	8,439,159

COMPREHENSIVE INCOME
Net income	$2,548,473	$2,052,059
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on marketable securities (net of tax benefits)	42,708	170,107
Less reclassification adjustment for gains (losses) included in net income (net of taxes)	(261,402)	(207,164)

Comprehensive income	$2,329,779	$2,015,002

See accompanying notes to financial statements

LIFEWAY FOODS, INC. AND SUBSIDIARY
Consolidated Statements of Changes in Stockholders’ Equity
For the Years Ended December 31, 2005 and 2004

	Common Stock, No Par
	Value 10,000,000 Shares								Accumulated
	Authorized								Other
			# of Shares			Stock			Comprehensive
	# of Shares	# of Shares	of Treasury	Common	Paid In	Subscription	Treasury	Retained	Income (Loss),
	Issued	Outstanding	Stock	Stock	Capital	Receivable	Stock	Earnings	Net of Tax	Total

Balances at December 31, 2003	8,636,888	8,436,888	200,000	$6,509,267	$—	$(15,000)	$(679,956)	$9,822,416	$156,237	$15,792,964
Issuance of treasury stock	—	4,550	(4,550)	—	64,314	—	30,917	—	—	95,231
Other comprehensive income (loss):
Unrealized losses on securities, net of taxes and reclassification adjustment	—	—	—	—	—	—	—	—	(37,057)	(37,057)
Payment on subscription receivable	—	—	—	—	—	15,000	—	—	—	15,000
Net income for the year ended December 31, 2004	—	—	—	—	—	—	—	2,052,059	—	2,052,059

Balances at December 31, 2004	8,636,888	8,441,438	195,450	$6,509,267	$64,314	$—	$(649,039)	$11,874,475	$119,180	$17,918,197
Issuance of treasury stock	—	3,817	(3,817)	—	26,411	—	25,934	—	—	52,345
Redemption of stock	—	(50,000)	50,000	—	—	—	(401,554)	—	—	(401,554)
Other comprehensive income (loss):
Unrealized losses on securities, net of taxes and reclassification adjustment	—	—	—	—	—	—	—	—	(218,694)	(218,694)
Net income for the year ended December 31, 2005	—	—	—	—	—	—	—	2,548,473	—	2,548,473

Balances at December 31, 2005	8,636,888	8,395,255	241,633	$6,509,267	$90,725	$—	$(1,024,659)	$14,422,948	$(99,514)	$19,898,767

See accompanying notes to financial statements

LIFEWAY FOODS, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2005 and 2004

	Years Ended December 31,

	2005	2004

Cash flows from operating activities:
Net income	$2,548,473	$2,052,059
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	650,945	669,994
Gain on sale of marketable securities, net	(445,327)	(354,128)
(Gain)Loss on marketable securities classified as trading	(13,773)	16,487
Deferred income taxes	(100,236)	45,560
Treasury stock issued for services	52,345	95,231
(Increase) decrease in operating assets:
Accounts receivable	(493,579)	(223,895)
Other receivables	15,702	93,630
Inventories	(811,302)	(94,125)
Refundable income taxes	247,055	47,554
Prepaid expenses and other current assets	(1,884)	(6,469)
Increase (decrease) in operating liabilities:
Accounts payable	(215,398)	(153,670)
Accrued expenses	159,470	11,941

Net cash provided by operating activities	1,592,491	2,200,169
Cash flows from investing activities:
Purchases of marketable securities	(6,460,561)	(6,265,671)
Sale of marketable securities	5,810,391	6,096,652
Purchases of property and equipment	(4,916,811)	(330,411)
Acquisition of Ilya’s Farms, Inc. net of assets acquired	—	(511,800)

Net cash used in investing activities	(5,566,981)	(1,011,230)
Cash flows from financing activities:
Proceeds from stock subscription receivable	—	15,000
Proceeds from note payable	3,000,000	—
Purchases of treasury stock	(401,554)	—
Repayment of notes payable	(36,522)	(28,473)
Loan costs	(6,638)	—

Net cash provided by (used in) financing activities	2,555,286	(13,473)

Net increase/(decrease) in cash and cash equivalents	(1,419,204)	1,175,466
Cash and cash equivalents at the beginning of the period	5,773,285	4,597,819

Cash and cash equivalents at the end of the period	$4,354,081	$5,773,285

See accompanying notes to financial statements

LIFEWAY FOODS, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2005 and 2004
Note 1 — NATURE OF BUSINESS
      Lifeway Foods, Inc. (The “Company”) commenced operations in February 1986 and incorporated under the laws of the state of Illinois on May 19, 1986. The Company’s principal business activity is the production of dairy products. Specifically, the Company produces Kefir, a drinkable product which is similar to but distinct from yogurt, in several flavors sold under the name “Lifeway’s Kefir;” a plain farmer’s cheese sold under the name “Lifeway’s Farmer’s Cheese;” a fruit sugar-flavored product similar in consistency to cream cheese sold under the name of “Sweet Kiss;” and a dairy beverage, similar to Kefir, with increased protein and calcium, sold under the name “Basics Plus.” The Company also produces several soy-based products under the name “Soy Treat” and a vegetable-based seasoning under the name “Golden Zesta.” The Company currently distributes its products throughout the Chicago Metropolitan area and various cities in the East Coast through local food stores. In addition, the products are sold throughout the United States and Ontario, Canada by distributors. The Company also distributes some of its products to Eastern Europe.
Note 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
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

LIFEWAY FOODS, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements — (Continued)
      Bank balances of amounts reported by financial institutions are categorized as follows:

	December 31,

	2005	2004

Amounts insured	$462,571	$472,341
Uninsured and uncollateralized amounts	4,331,179	5,456,188

Total bank balances	$4,793,750	$5,928,529

Marketable securities
      We classify all investment securities as available-for-sale or trading, carried at fair value or quoted market prices. We report unrealized gains and losses as a separate component of stockholders’ equity. We include amortization, accretion, interest and dividends, realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities in other income. Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities, and Securities and Exchange Commission (SEC) Staff Accounting Bulletin (SAB) 59, Accounting for Noncurrent Marketable Equity Securities, provide guidance on determining when an investment is other-than-temporarily impaired. This evaluation depends on the specific facts and circumstances. Factors that we consider in determining whether an other-than-temporary decline in value has occurred include: the market value of the security in relation to its cost basis; the financial condition of the investee; and the intent and ability to retain the investment for a sufficient period of time to allow for possible recovery in the market value of the investment.

Accounts receivable
      Credit terms are extended to customers in the normal course of business. The Company performs ongoing credit evaluations of its customers’ financial condition and generally requires no collateral.
      Accounts receivable are recorded at invoice amounts, and reduced to their estimated net realizable value by recognition of an allowance for doubtful accounts. The Company’s estimate of the allowance for doubtful accounts is based upon historical experience, its evaluation of the current status of specific receivables, and unusual circumstances, if any. Accounts are considered past due if payment is not made on a timely basis in accordance with the Company’s credit terms. Accounts considered uncollectible are charged against the allowance.

Inventories
      Inventories are stated at the lower of cost or market, cost being determined by the first-in, first-out method.

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
Notes to Consolidated Financial Statements — (Continued)
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
      Goodwill is reviewed for impairment at least annually. Since the Company only has one reporting unit, the test is based on a fair value approach applied to the entire company.
      The Company reviews intangible assets and their related useful lives at least once a year to determine if any adverse conditions exist that would indicate the carrying value of these assets may not be recoverable. The Company conducts more frequent impairment assessments if certain conditions exist, including: a change in the competitive landscape, any internal decisions to pursue new or different strategies, a loss of a significant customer, or a significant change in the market place including changes in the prices paid for the Company’s products or changes in the size of the market for the Company’s products.
      If the estimate of an intangible asset’s remaining useful life is changed, the remaining carrying amount of the intangible asset is amortized prospectively over the revised remaining useful life.
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

LIFEWAY FOODS, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements — (Continued)

Treasury stock
      Treasury stock is recorded using the cost method.

Advertising costs
      The Company expenses advertising costs as incurred. During the years ended December 31, 2005 and 2004, approximately $1,176,440 and $909,179, of such costs respectively, were expensed.

Earning per common share
      Earnings per common share were computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. For 2005 and 2004, diluted and basic earnings per share were the same, as the effect of dilutive securities options outstanding was not significant.
Note 3 — ACQUISITION OF ILYA’S FARMS, INC.
      On July 23, 2004, LFI Enterprises, Inc. (“LFIE”), an Illinois corporation and wholly owned subsidiary of Lifeway, acquired certain assets of Ilya’s Farms, Inc., a Pennsylvania corporation. The aggregate purchase price was $575,600, paid by LFIE in cash from its current assets.
      As a result of the acquisition LFIE now manufactures and distributes certain cream cheese products under the brand name “Ilya’s Farms” in the Philadelphia, Pennsylvania metropolitan area. The results of operations of the acquired business have been included in the consolidated financial statements since the acquisition date.
      The following table summarizes the values of the assets and inventory acquired at the date of acquisition, July 23, 2004.

Assets and Inventory Acquired	Value

Machinery and equipment	$38,200
Inventory	25,600
Intangible assets	511,800

Total aggregate purchase price	$575,600

Note 4 — INTANGIBLE ASSETS
      Intangible assets, and the related accumulated amortization, consist of the following as of December 31, 2005 and 2004:

	2005		2004

		Accumulated		Accumulated
	Cost	Amortization	Cost	Amortization

Recipes	$43,600	$15,442	$43,600	$4,542
Customer lists and other customer related intangibles	305,200	58,678	305,200	17,258
Lease acquisition	87,200	17,648	87,200	5,190
Goodwill	75,800	—	75,800	—
Loan acquisition costs	6,638	664	—	—

	$518,438	$92,432	$511,800	$26,990

LIFEWAY FOODS, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements — (Continued)
      Amortization expense is expected to be as follows for the years ending December 31:

2006	$66,105
2007	66,105
2008	61,563
2009	51,572
2010	45,819
Thereafter	59,042

$350,206

      Amortization expense during the year ended December 31, 2005 and 2004 was $65,442 and $26,990, respectively.
Note 5 — MARKETABLE SECURITIES
      The cost and fair value of marketable securities classified as available for sale and trading are as follows:

				Loss on
				Marketable
				Securities
		Unrealized	Unrealized	Classified
December 31, 2005	Cost	Gains	Losses	as Trading	Fair Value

Equities	$2,432,964	$212,336	$(198,478)	$—	$2,446,822
Mutual Funds	699,921	3,770	(74,148)	—	629,543
Preferred Securities	1,002,738	1,468	(30,892)	—	973,314
Private Investment LP	600,000	—	(5,146)	—	594,854
Certificates of Deposit	240,000	—	(1,125)	—	238,875
Corporate Bonds	2,514,044	809	(77,888)	—	2,436,965
Municipal Bonds, maturing within five years	61,275	957	(1,195)	—	61,037
Government agency obligations, maturing after five years	100,000	—	—	(2,713)	97,287

Total	$7,650,942	$219,340	$(388,872)	$(2,713)	$7,478,697

LIFEWAY FOODS, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements — (Continued)

				Loss on
				Marketable
				Securities
		Unrealized	Unrealized	Classified
December 31, 2004	Cost	Gains	Losses	as Trading	Fair Value

Equities	$2,242,831	$390,510	$(154,533)	$—	$2,478,808
Mutual Funds	1,171,628	5,496	(21,234)	—	1,155,890
Preferred Securities	65,000	600	(4)	—	65,596
Certificates of Deposit	150,000	—	(4,935)	—	145,065
Corporate Bonds	1,639,275	2,163	(17,025)	—	1,624,413
Municipal Bonds, maturing within five years	132,226	1,992	—	—	134,218
Government agency obligations, maturing after five years	1,154,484	—	—	(16,487)	1,137,997

Total	$6,555,444	$400,761	$(197,731)	$(16,487)	$6,741,987

      The following table shows the gross unrealized losses and fair value of Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2005.

	Less Than 12 Months		12 Months or Greater		Total

		Unrealized		Unrealized		Unrealized
Description of Securities	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

Equities	$689,030	$(73,763)	$381,229	$(124,715)	$1,070,259	$(198,478)
Mutual Funds	377,738	(67,337)	168,035	(6,811)	545,773	(74,148)
Preferred Securities	875,091	(30,142)	24,250	(750)	899,341	(30,892)
Private Investment LP	600,000	(5,146)	—	—	600,000	(5,146)
Certificates of Deposit	—	—	148,875	(1,125)	148,875	(1,125)
Corporate Bonds	961,056	(48,048)	985,100	(29,840)	1,946,156	(77,888)
Municipal Bonds	35,205	(1,195)	—	—	35,205	(1,195)

	$3,538,120	$(225,631)	$1,707,489	$(163,241)	$5,245,609	$(388,872)

      Equities, Mutual Funds and Corporate Bonds — The Company’s investments in equity securities ,mutual funds and corporate bonds consist of investments in common stock and debt securities of companies in various industries. The Company evaluated the near-term prospects of the issuer in relation to the severity and duration of the impairment. Based on that evaluation and the Company’s ability and intent to hold these investments for a reasonable period of time sufficient for a forecasted recovery of fair value, the Company does not consider any material investments to be other-than-temporarily impaired at December 31, 2005.
      Preferred Securities — The Company’s investments in preferred securities consist of investments in preferred stock of companies in various industries. The Company evaluated the near-term prospects of the fund in relation to the severity and duration of the impairment. Based on that evaluation and the Company’s ability and intent to hold these investments for a reasonable period of time sufficient for a forecasted recovery of fair value, the Company does not consider any material investments to be other-than-temporarily impaired at December 31, 2005.
      Private Investment Limited Partnership — The Company’s investments in private limited partnerships consist of one limited partnership interest. The partnership has only had 2 months of activity at

LIFEWAY FOODS, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements — (Continued)
December 31, 2005. Based on that evaluation and the Company’s ability and intent to hold these investments for a reasonable period of time sufficient for a forecasted recovery of fair value, the Company does not consider it’s investment to be other-than-temporarily impaired at December 31, 2005.
      Certificates of Deposit — The unrealized losses on the Company’s investments in certificates of deposit were caused by interest rate increases since the date of purchase. The contractual terms of these investments do not permit the issuers to settle the securities at a price less than the face value of the investment. Because the Company has the ability and intent to hold these investments until maturity, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2005.
      Municipal Bonds — The unrealized losses on the Company’s investments in mutual bonds were caused by interest rate increases since the date of purchase. Because the Company has the ability and intent to hold these investments until maturity, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2005.
      Proceeds from the sale of marketable securities were $5,810,391 and $6,096,652, during the years ended December 31, 2005 and 2004, respectively.
      Gross gains of $445,327 and $354,128, were realized on these sales during the years ended December 31, 2005 and 2004, respectively.
Note 6 — INVENTORIES
      Inventories consist of the following:

	December 31,

	2005	2004

Finished goods	$658,522	$404,206
Production supplies	662,310	297,791
Raw materials	396,167	203,700

Total inventories	$1,716,999	$905,697

Note 7 — PROPERTY AND EQUIPMENT
      Property and equipment consist of the following:

	December 31,

	2005	2004

Land	$909,232	$470,900
Buildings and improvements	6,443,043	2,481,257
Machinery and equipment	5,806,853	5,394,932
Vehicles	513,670	408,898
Office equipment	78,763	78,763

	13,751,561	8,834,750
Less accumulated depreciation	6,000,115	5,414,612

Total property and equipment	$7,751,446	$3,420,138

      Depreciation expense during the year ended December 31, 2005 and 2004 was $585,503 and $643,004, respectively.

LIFEWAY FOODS, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements — (Continued)
Note 8 — ACCRUED EXPENSES
      Accrued expenses consist of the following:

	December 31,

	2005	2004

Accrued payroll and payroll taxes	$104,873	$76,222
Accrued property tax	244,916	119,319
Other	5,222	—

	$355,011	$195,541

Note 9 — NOTES PAYABLE
      Notes payable consist of the following:

	December 31,

	2005	2004

Mortgage note payable to a bank, payable in monthly installments of $3,273 including interest at 6.25%, with a balloon payment of $454,275 due September 25, 2006. Collateralized by real estate	$462,695	$472,325
Mortgage note payable to a bank, payable in monthly installments of $19,513 including interest at 5.6%, with a balloon payment of $2,652,143 due July 14, 2010. Collateralized by real estate	2,973,108

Total notes payable	3,435,803	472,325
Less current maturities	532,454	8,784

Total long-term portion	$2,903,349	$463,541

      Maturities of notes payables are as follows:

As of December 31,
2006	$532,454
2007	73,767
2008	78,005
2009	82,488
2010	2,669,089

Total	$3,435,803

LIFEWAY FOODS, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements — (Continued)
Note 10 — PROVISION FOR INCOME TAXES
      The provision for income taxes consists of the following:

	Years Ended December 31,

	2005	2004

Current:
Federal	$1,364,033	$1,084,557
State and local	270,795	260,050

Total current	1,634,828	1,334,607
Deferred	(100,236)	45,560

Provision for income taxes	$1,534,592	$1,390,167

      A reconciliation of the provision for income taxes and the income tax computed at the statutory rate is as follows:

	Years Ended
	December 31,

	2005	2004

Federal income tax expense computed at the statutory rate	$1,388,242	$1,170,368
State and local tax expense, net	195,987	165,847
Permanent differences	(49,637)	53,952

Provision for income taxes	$1,534,592	$1,390,167

      Amounts for deferred tax assets and liabilities are as follows:

	As of
	December 31,

	2005	2004

Non-current deferred tax liabilities arising from:
Temporary differences — accumulated depreciation	$(348,923)	$(424,039)
Current deferred tax assets (liabilities) arising from:
Unrealized losses (gains) on marketable securities	70,016	(83,850)
Inventory	72,756	47,636

Total current deferred tax assets (liabilities)	142,772	(36,214)

Net deferred tax liability	$(206,151)	$(460,253)

Note 11 — SUPPLEMENTAL CASH FLOW INFORMATION
      Cash paid for interest and income taxes are as follows:

	For Years Ended
	December 31,

	2005	2004

Interest	$100,762	$31,441
Income taxes	$1,425,600	$1,298,348

LIFEWAY FOODS, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements — (Continued)
Note 12 — STOCK OPTION PLANS
      The Company has a registration statement filed with the Securities and Exchange Commission in connection with a Consulting Service Compensation Plan covering up to 600,000 of the Company’s common stock shares. Pursuant to such Plan, the Company may issue common stock or options to purchase common stock to certain consultants, service providers, and employees of the Company. There were 468,000 shares available for issuance under the Plan at December 31, 2005 and 2004. The option price, number of shares, grant date, and vesting terms are determined at the discretion of the Company’s Board of Directors.
      As of December 31, 2005 and 2004, there were no stock options outstanding or exercisable.
      On February 12, 2004, Lifeway’s Board of Directors approved awards of an aggregate amount of 5,100 shares to be awarded under its Employee and Consulting Services and Compensation Plan to certain employees and consultants for services rendered to the Company. The stock awards were made on April 1, 2004 and have vesting periods that vary from six months to one year, depending upon the individual grantee. The expense for the awards is measured as of April 1, 2004 at $20.93 per share for 5,100 shares, or a total stock award expense of $106,743. This expense is being recognized as the stock awards vest beginning with the recognition of $41,860 for 2,000 shares vested on April 1, 2004. There were a total of 4,550 vested shares resulting in a stock award expense of $95,231 for 2004, and an additional 550 shares vested during 2005 for an additional expense of $11,512.
      On May 23, 2005, Lifeway’s Board of Directors approved awards of an aggregate amount of 5,600 common shares to be awarded under its Employee and Consulting Services and Compensation Plan to certain employees and consultants for services rendered to the Company. The stock awards were made on June 1, 2005 and have vesting periods of one year. The expense for the awards is measured as of June 1, 2005 at $12.50 per share for 5,600 shares, or a total stock award expense of $70,000. This expense will be recognized as the stock awards vest in 12 equal portions of $5,833, or 466 shares per month for one year. During 2005, 3,267 shares vested and the Company recognized a related expense of $40,833.
Note 13 — STOCK SPLIT
      On February 12, 2004, the Board of Directors of the Company declared a two-for-one stock split of the common stock of the Company payable on March 8, 2004 to all of the Company’s shareholders of record as of February 27, 2004.
      As a result of the stock split, shareholders received two shares of common stock for every one share held on the record date. Upon completion of the split, the total number of shares of common stock outstanding increased from 4,218,444 to 8,436,888.
      The earnings per share calculations as presented on the consolidated statements of income and comprehensive income and the number of shares issued and outstanding per statement of changes in stockholders’ equity have been adjusted to reflect split adjusted share amounts.
Note 14 — FAIR VALUE OF FINANCIAL INSTRUMENTS
      The estimated fair value of the Company’s financial instruments is as follows at December 31:

	2005		2004

	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Cash and cash equivalents	$4,354,081	$4,354,081	$5,773,285	$5,773,285
Marketable securities	$7,478,697	$7,478,697	$6,741,987	$6,741,987
Notes payable	$3,435,803	$3,416,969	$472,325	$469,696

LIFEWAY FOODS, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements — (Continued)
      The carrying values of cash and cash equivalents, and marketable securities approximate fair values. The fair value of the notes payable is based on the discounted value of contractual cash flows. The discount rate is estimated using rates currently offered for debt with similar maturities.
Note 15 — LITIGATION SETTLEMENT
      During 2005, the Company agreed to pay $95,000 in the settlement of a lawsuit regarding the alleged non payment of overtime wages.
Note 16 — RECENT ACCOUNTING PRONOUNCEMENTS
      In November 2005, FASB issued FSP FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“FSP FAS 115-1”), which provides guidance on determining when investments in certain debt and equity securities are considered impaired, whether that impairment is other-than-temporary, and on measuring such impairment loss. FSP FAS 115-1 also includes accounting considerations subsequent to the recognition of an other-than temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. FSP FAS 115-1 is required to be applied to reporting periods beginning after December 15, 2005. We are required to adopt FSP FAS 115-1 in 2006. The Company is in the process of evaluating the impact of this FSP.

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
      None.

ITEM 8A.	CONTROLS AND PROCEDURES
      The Chief Executive Officer and the Chief Financial and Accounting Officer conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures pursuant to Rule 13a-14 under the Securities Exchange Act of 1934 as of December 31, 2005. While the Company operates on strictly monitored cost constraints, based on that evaluation, the Chief Executive Officer and the Chief Financial and Accounting Officer concluded that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this annual report has been made known to her. As of the date of this annual report, there have been no known significant changes in internal controls or in other factors that could significantly affect these controls subject to the date of such evaluation.

ITEM 8B	OTHER INFORMATION
      None.
PART III
      Certain information required by Part III is omitted from this report in that Lifeway intends to file a definitive proxy statement pursuant to Regulation 14A (the “Proxy Statement”) not later than 120 days after the end of the fiscal year covered by this report, and certain information included therein is incorporated herein by reference. Only those sections of the Proxy Statement which specifically address the items set forth herein are incorporated by reference.

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.
      DIRECTORS. The information regarding Lifeway’s directors and certain other information required by this Item is incorporated by reference to the Proxy Statement.
      EXECUTIVE OFFICERS. The information regarding Lifeway’s executive officers and certain other information required by this Item is incorporated by reference to the Proxy Statement.
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
      The information required by this Item is incorporated by reference to the Proxy Statement filed by Lifeway on April 30, 2005.

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
      (a) EXHIBITS

Exhibit
Number	Description

3.4	Amended and Restated By-laws (incorporated by reference to Exhibit No. 3.5 of Lifeway’s Current Report on Form 8-K dated and filed on December 10, 2002). (File No. 000-17363)
3.5	Articles of Incorporation, as amended and currently in effect (incorporated by reference to Exhibit 3.5 of Lifeway’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2000 and filed on August 8, 2000). (File No. 000-17363)
10.1	Lifeway Foods, Inc. Consulting and Services Compensation Plan, dated June 5, 1995 (incorporated by reference to Lifeway’s Registration Statement on Form S-8, File No. 33-93306). (File No. 000-17363)
10.10	Stock Purchase Agreement with Danone Foods, Inc., dated October 1, 1999 (incorporated by reference to Exhibit 10.10 of Lifeway’s Current Report on Form 8-K dated October 1, 1999, and filed October 12, 1999). (File No. 000-17363)
10.16	Employment Agreement, dated September 12, 2002, between Lifeway Foods, Inc. and Julie Smolyansky (incorporated by reference to Exhibit 10.14 of Amendment No. 2 filed April 30, 2003 to Lifeway’s Quarterly Report on Form 10-QSB/ A for the quarter ended September 30, 2002). (File No. 000-17363)
11	Statement re: computation of per share earnings. (Incorporated by reference to Note 2 of the Consolidated Financial Statements).
14	Code of Ethics (Incorporated by reference to Lifeway’s Proxy Statement on Schedule 14A filed on April 29, 2004). (File No. 000-17363)
21	List of Subsidiaries of the Registrant
31.1	Rule 13a-14(a)/15d-14(a) Certification of Julie Smolyansky.
31.2	Rule 13a-14(a)/15d-14(a) Certification of Edward P. Smolyansky.
32.1	Section 1350 Certification of Julie Smolyansky.
32.2	Section 1350 Certification of Edward P. Smolyansky

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
AUDIT FEES
      On May 13, 2004, the accounting firm of Gleeson Sklar, Sawyers and Cumpata, merged with and into Plante & Moran, PLLC. In 2004, Gleeson Sklar, Sawyers and Cumpata, and its successor in interest, Plante & Moran, PLLC, Lifeway’s principal accountant, billed approximately $70,000 for professional services rendered for the audit of Lifeway’s annual financial statements and review of financial statements included in the registrant’s Form 10-Q (17 CFR 249.308a) or 10-QSB (17 CFR 249.308b) or services that are normally provided in connection with statutory and regulatory filings or engagements in 2004.
      In 2005, Plante & Moran, PLLC, Lifeway’s principal accountant, billed approximately $70,000 for professional services rendered for the audit of Lifeway’s annual financial statements and review of financial statements included in the registrant’s Form 10-QSB (17 CFR 249.308b) or services that are normally provided in connection with statutory and regulatory filings or engagements in 2005.
AUDIT-RELATED FEES
      In 2004, Lifeway’s principal accountant billed approximately $8,900 for assurance and related services that are reasonably related to performance of the audit or review of the registrant’s financial statements.
      In 2005, Lifeway’s principal accountant billed approximately $12,000 for assurance and related services that are reasonably related to the performance of the audit or review of the registrant’s financial statements.
TAX FEES
      No professional services were rendered by the principal accountant for tax advice, tax compliance and tax planning.
ALL OTHER FEES
      No other fees were billed by the principal accountant other than those described in this report.
      No hours expended on Lifeway’s principal accountant’s engagement to audit Lifeway’s financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant’s full-time permanent employees.

SIGNATURES
      In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunder duly authorized.

LIFEWAY FOODS, INC.

By:	/s/ Julie Smolyansky

Julie Smolyansky
Chief Executive Officer,
President, and Director

By:	/s/ Edward P. Smolyansky

Edward P. Smolyansky
Chief Financial and Accounting Officer
and Treasurer
Date: March 31, 2006
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

/s/ Julie Smolyansky

Julie Smolyansky
Chief Executive Officer,
President, and Director
Date: March 31, 2006

/s/ Ludmila Smolyansky

Ludmila Smolyansky
Chairperson of the Board of
Directors
Date: March 31, 2006

/s/ Pol Sikar

Pol Sikar
Director
Date: March 31, 2006

/s/ Juan Carlos Dalto

Juan Carlos Dalto
Director
Date: March 31, 2006

/s/ Renzo Bernardi

Renzo Bernardi
Director
Date: March 31, 2006

INDEX OF EXHIBITS

21	List of Subsidiaries
31.1	Rule 13a-14(a)/15d-14(a) Certification of Julie Smolyansky.
31.2	Rule 13a-14(a)/15d-14(a) Certification of Edward P. Smolyansky.
32.1	Section 1350 Certification of Julie Smolyansky.
32.2	Section 1350 Certification of Edward P. Smolyansky.