Form 10QSB
period 2006-03-31
LIFEWAY FOODS INC
filed 2006-05-15
CIK 814586

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB
(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
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
(847) 967-1010

(Issuer’s telephone number)

(Former name, former address and former fiscal year, if changed since last report)
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☑ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☐
APPLICABLE ONLY TO CORPORATE ISSUERS
State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of May 8, 2006, the issuer had 8,396,536 shares of common stock, no par value, outstanding.
Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☑

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.
LIFEWAY FOODS, INC. AND SUBSIDIARY
CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2006 and 2005
AND DECEMBER 31, 2005
LIFEWAY FOODS, INC. AND SUBSIDIARY
Consolidated Statements of Financial Condition
March 31, 2006 and 2005 and December 31, 2005

	March 31,		December, 31
	2006	2005	2005
ASSETS

Current assets
Cash and cash equivalents	$3,817,745	$5,434,032	$4,354,081
Marketable securities	8,337,907	6,895,472	7,478,697
Inventories	2,024,330	996,245	1,716,999
Accounts receivable, net of allowance for doubtful accounts of $45,000 and $15,000 at March 31, 2006 and 2005 and $35,000 at December 31, 2005	3,054,017	2,522,971	2,517,615
Prepaid expenses and other current assets	15,247	—	9,144
Other receivables	55,404	105,759	56,435
Deferred income taxes	—	89,535	142,772
Refundable income taxes	40,388	103,451	11,562

Total current assets	17,345,038	16,147,465	16,287,305

Property and equipment, net	7,774,651	3,432,149	7,751,446

Intangible assets
Goodwill	75,800	75,800	75,800
Other intangible assets, net of accumulated amortization of $108,958 and $26,990 at March 31, 2006 and 2005 and $92,432 at December 31, 2005	333,680	392,815	350,206

Total intangible assets	409,480	468,615	426,006

Total assets	$25,529,169	$20,048,229	$24,464,757

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Current maturities of notes payable	$528,415	$8,934	$532,454
Accounts payable	453,022	789,247	426,253
Accrued expenses	245,168	125,017	355,011
Deferred income taxes	4,251	—	—

Total current liabilities	1,230,856	923,198	1,313,718

Notes payable	2,887,785	460,940	2,903,349

Deferred income taxes	345,709	406,468	348,923

Stockholders’ equity
Common stock	6,509,267	6,509,267	6,509,267
Paid-in-capital	98,712	72,089	90,725
Treasury stock, at cost	(1,015,146)	(870,831)	(1,024,659)
Retained earnings	15,317,611	12,599,866	14,422,948
Accumulated other comprehensive income (loss), net of taxes	154,375	(52,768)	(99,514)

Total stockholders’ equity	21,064,819	18,257,623	19,898,767

Total liabilities and stockholders’ equity	$25,529,169	$20,048,229	$24,464,757

See accompanying notes to financial statements

LIFEWAY FOODS, INC. AND SUBSIDIARY
Consolidated Statements of Income and Comprehensive Income
For the Three Months Ended March 31, 2006 and 2005
and The Year Ended December 31, 2005

	Three Months Ended		Year Ended
	March 31,		December 31,
	2006	2005	2005
Sales	$6,003,023	$4,656,860	$20,131,654

Cost of goods sold	3,212,566	2,577,956	11,664,065

Gross profit	2,790,457	2,078,904	8,467,589

Operating expenses	1,384,085	1,155,180	5,066,227

Income from operations	1,406,372	923,724	3,401,362

Other income (expense):
Interest and dividend income	86,235	65,276	323,365
Interest expense	(50,226)	(7,442)	(100,762)
Gain (loss) on sale of marketable securities, net	(36,878)	198,140	445,327
Gain on marketable securities classified as trading	512	3,516	13,773

Total other income	(357)	259,490	681,703

Income before provision for income taxes	1,406,015	1,183,214	4,083,065

Provision for income taxes	511,352	457,823	1,534,592

Net income	$894,663	$725,391	$2,548,473

Basic and diluted earnings per common share	0.11	0.09	0.30

Weighted average number of shares outstanding	8,396,189	8,432,653	8,404,496

COMPREHENSIVE INCOME

Net income	$894,663	$725,391	$2,548,473

Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on marketable securities (net of tax benefits)	275,537	(56,722)	42,708
Less reclassification adjustment for gains (losses) included in net income (net of taxes)	(21,648)	(115,226)	(261,402)

Comprehensive income	$1,148,552	$553,443	$2,329,779

See accompanying notes to financial statements

LIFEWAY FOODS, INC. AND SUBSIDIARY
Consolidated Statements of Changes in Stockholders’ Equity
For the Three Months Ended March 31, 2006
and the Year Ended December 31, 2005

	Common Stock, No Par Value							Accumulated
	10,000,000 Shares		# of Shares					Other
	Authorized		of					Comprehensive
	# of Shares	# of Shares	Treasury	Common	Paid In	Treasury	Retained	Income (Loss),
	Issued	Outstanding	Stock	Stock	Capital	Stock	Earnings	Net of Tax	Total
Balances at December 31, 2004	8,636,888	8,441,438	195,450	$6,509,267	$64,314	$(649,039)	$11,874,475	$119,180	$17,918,197

Issuance of treasury stock	—	3,817	(3,817)	—	26,411	25,934	—	—	52,345

Redemption of stock	—	(50,000)	50,000	—	—	(401,554)	—	—	(401,554)

Other comprehensive income (loss):
Unrealized losses on securities, net of taxes and reclassification adjustment	—	—	—	—	—	—	—	(218,694)	(218,694)

Net income for the year ended December 31, 2005	—	—	—	—	—	—	2,548,473	—	2,548,473

Balances at December 31, 2005	8,636,888	8,395,255	241,633	$6,509,267	$90,725	$(1,024,659)	$14,422,948	$(99,514)	$19,898,767

Issuance of treasury stock	—	1,400	(1,400)	—	7,987	9,513	—	—	17,500
Redemption of stock	—	—		—	—	—	—	—	—

Other comprehensive income (loss):
Unrealized gains on securities, net of taxes and reclassification adjustment	—	—	—	—	—	—	—	253,889	253,889

Net income for the three months ended March 31, 2006	—	—	—	—	—	—	894,663	—	894,663

Balances at March 31, 2006	8,636,888	8,396,655	240,233	$6,509,267	$98,712	$(1,015,146)	$15,317,611	$154,375	$21,064,819

See accompanying notes to financial statements

LIFEWAY FOODS, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 2006 and 2005
and the Year Ended December 31, 2005

	Three Months Ended		Years Ended
	March 31,		December 31,
	2006	2005	2005
Cash flows from operating activities:
Net income	$894,663	$725,391	$2,548,473
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	143,437	140,742	650,945
(Gain)Loss on sale of marketable securities, net	36,878	(198,140)	(445,327)
Gain on marketable securities classified as trading	(512)	(3,516)	(13,773)
Deferred income taxes	(34,822)	(22,343)	(100,236)
Treasury stock issued for services	17,500	11,512	52,345
Increase in allowance for doubtful accounts	10,000	—	—
(Increase) decrease in operating assets:
Accounts receivable	(546,402)	(498,935)	(493,579)
Other receivables	1,031	(33,622)	15,702
Inventories	(307,331)	(90,548)	(811,302)
Refundable income taxes	(28,826)	155,166	247,055
Prepaid expenses and other current assets	(6,103)	7,260	(1,884)
Increase (decrease) in operating liabilities:
Accounts payable	26,769	147,596	(215,398)
Accrued expenses	(109,843)	(70,524)	159,470

Net cash provided by operating activities	96,439	270,039	1,592,491

Cash flows from investing activities:
Purchases of marketable securities	(1,423,859)	(1,910,623)	(6,460,561)
Sale of marketable securities	960,801	1,665,869	5,810,391
Purchases of property and equipment	(150,114)	(136,558)	(4,916,811)

Net cash used in investing activities	(613,172)	(381,312)	(5,566,981)

Cash flows from financing activities:
Proceeds from note payable	—	—	3,000,000
Purchases of treasury stock	—	(225,529)	(401,554)
Repayment of notes payable	(19,603)	(2,451)	(36,522)
Loan costs	—	—	(6,638)

Net cash provided by (used in) financing activities	(19,603)	(227,980)	2,555,286

Net decrease in cash and cash equivalents	(536,336)	(339,253)	(1,419,204)

Cash and cash equivalents at the beginning of the period	4,354,081	5,773,285	5,773,285

Cash and cash equivalents at the end of the period	3,817,745	$5,434,032	$4,354,081

See accompanying notes to financial statements

LIFEWAY FOODS, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
March 31, 2006 and 2005
and December 31, 2005
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

LIFEWAY FOODS, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
March 31, 2006 and 2005
and December 31, 2005
Note 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Continued
Bank balances of amounts reported by financial institutions are categorized as follows:

	March 31,		December 31
	2006	2005	2005
Amounts insured	$478,025	$500,000	$462,571
Uninsured and uncollateralized amounts	3,823,916	5,303,533	4,331,179

Total bank balances	$4,301,941	$5,803,533	$4,793,750

Marketable securities
All investment securities are classified as either as available-for-sale or trading, and are carried at fair value or quoted market prices. Unrealized gains and losses are reported as a separate component of stockholders’ equity. Amortization, accretion, interest and dividends, realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are recorded in interest income. Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities, and Securities and Exchange Commission (SEC) Staff Accounting Bulletin (SAB) 59, Accounting for Noncurrent Marketable Equity Securities, provide guidance on determining when an investment is other-than-temporarily impaired. This evaluation depends on the specific facts and circumstances. Factors that we consider in determining whether an other-than-temporary decline in value has occurred include: the market value of the security in relation to its cost basis; the financial condition of the investee; and the intent and ability to retain the investment for a sufficient period of time to allow for possible recovery in the market value of the investment.
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
Property and equipment are being depreciated over the following useful lives:

Category	Years
Buildings and improvements	31 and 39
Machinery and equipment	5 – 12
Office equipment	5 – 7
Vehicles	5

LIFEWAY FOODS, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
March 31, 2006 and 2005
and December 31, 2005
Note 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Continued
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

LIFEWAY FOODS, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
March 31, 2006 and 2005
and December 31, 2005
Note 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Continued
Treasury stock
Treasury stock is recorded using the cost method.
Advertising costs
The Company expenses advertising costs as incurred. During the year ended December 31, 2005 and for the three months ended March 31, 2006 and 2005, approximately $1,176,440, $243,258 and $272,191 of such costs respectively, were expensed.
Earning per common share
Earnings per common share were computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. For the three months ended March 31, 2006 and 2005 and the year ended December 31, 2005, diluted and basic earnings per share were the same, as the effect of dilutive securities options outstanding was not significant.
Note 3 — INTANGIBLE ASSETS
     Intangible assets, and the related accumulated amortization, consist of the following:

	March 31, 2006		March 31, 2005		December 31, 2005
		Accumulated		Accumulated		Accumulated
	Cost	Amortization	Cost	Amortization	Cost	Amortization
Recipes	$43,600	$18,167	$43,600	$7,267	$43,600	$15,442
Customer lists and other customer related intangibles	305,200	69,033	305,200	27,613	305,200	58,678
Lease acquisition	87,200	20,762	87,200	8,305	87,200	17,648
Goodwill	75,800	—	75,800	—	75,800	—
Loan acquisition costs	6,638	996	—	—	6,638	664

	$518,438	$108,958	$511,800	$43,185	$518,438	$92,432

     Amortization expense is expected to be as follows for the 12 months ending March 31:

2007	66,222
2008	66,222
2009	51,572
2010	45,819
Thereafter	103,845

$333,680

Amortization expense during the three months ended March 31, 2006 and 2005 and the year ended December 31, 2005 was $16,526, $16,195 and $65,442 , respectively.

LIFEWAY FOODS, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
March 31, 2006 and 2005
and December 31, 2005
Note 4 — MARKETABLE SECURITIES
The cost and fair value of marketable securities classified as available for sale and trading are as follows:

				Loss on
				Marketable
				Securities
		Unrealized	Unrealized	Classified as	Fair
March 31, 2006	Cost	Gains	Losses	Trading	Value
Equities	$2,565,132	$470,019	$(102,220)	$—	$2,932,931
Mutual Funds	584,921	3,269	(38,806)	—	549,384
Preferred Securities	1,119,577	993	(30,128)	—	1,090,442
Private Investment LP	600,000	35,864	—	—	635,864
Certificates of Deposit	150,000	—	(1,410)	—	148,590
Corporate Bonds	2,508,126	10,040	(84,182)	—	2,433,984
Municipal Bonds, maturing within five years	61,275	839	(1,289)	—	60,825
Government agency obligations, maturing after five years	488,088	—	—	(2,201)	485,887

Total	$8,077,119	$521,024	$(258,035)	$(2,201)	$8,337,907

				Loss on
				Marketable
				Securities
		Unrealized	Unrealized	Classified as	Fair
March 31, 2005	Cost	Gains	Losses	Trading	Value
Equities and Mutual Funds	$3,824,477	$152,989	$(184,109)	—	$3,793,357
Preferred Securities	65,000	200	(2,262)	—	62,938
Certificates of Deposit	150,000	—	(7,530)	—	142,470
Corporate Bonds	2,333,986	50	(49,948)	—	2,284,088
Municipal bonds, maturing within five years	24,875	715	—	—	25,590
Government agency obligations, maturing after five years	600,000	—	—	(12,971)	587,029

Total	$6,998,338	$153,954	$243,849	(12,971)	$6,895,472

LIFEWAY FOODS, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
March 31, 2006 and 2005
And December 31, 2005
Note 4 — MARKETABLE SECURITIES — Continued

				Loss on
				Marketable
				Securities
		Unrealized	Unrealized	Classified as	Fair
December 31, 2005	Cost	Gains	Losses	Trading	Value
Equities	$2,432,964	$212,336	(198,478)	—	$2,446,822
Mutual Funds	699,921	3,770	(74,148)	—	629,543
Preferred Securities	1,002,738	1,468	(30,892)	—	973,314
Private Investment LP	600,000	—	(5,146)	—	594,854
Certificates of Deposit	240,000	—	(1,125)	—	238,875
Corporate Bonds	2,514,044	809	(77,888)	—	2,436,965
Municipal Bonds, maturing within five years	61,275	957	(1,195)	—	61,037
Government agency obligations, maturing after five years	100,000	—	—	(2,713)	97,287

Total	$7,650,942	$219,340	$(388,872)	$(2,713)	$7,478,697

Proceeds from the sale of marketable securities were $5,810,391, $960,801 and $1,665,869 during the year ended December 31, 2005 and for the three months ended March 31, 2006 and 2005, respectively.
Gross gains (loss) of $445,327, ($36,878) and $198,140 were realized on these sales during the year ended December 31, 2005 and for the three months ended March 31, 2006 and 2005, respectively.
The following table shows the gross unrealized losses and fair value of Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2006:

	Less Than 12 Months		12 Months or Greater		Total
		Unrealized		Unrealized		Unrealized
Description of Securites	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Equities	$477,869	$(46,355)	$157,038	$(55,865)	$634,907	$	(102,220)
Mutual Funds	230,250	(19,750)	249,489	(19,056)	479,739		(38,806)
Preferred Securities	887,440	(29,598)	24,470	(530)	911,910		(30,128)
Certificates of Deposit	—	—	148,637	(1,410)	148,637		(1,410)
Corporate Bonds	330,699	(13,684)	1,634,162	(70,498)	1,964,861		(84,182)
Municipal Bonds	35,111	(1,289)	—	—	35,111		(1,289)

	$1,961,369	$ (110,676)	$2,213,796	$ (147,359)	$4,175,165	$	(258,035)

LIFEWAY FOODS, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
March 31, 2006 and 2005
and December 31, 2005
Note 4 — MARKETABLE SECURITIES — Continued
Equities, Mutual Funds and Corporate Bonds — The Company’s investments in equity securities, mutual funds and corporate bonds consist of investments in common stock and debt securities of companies in various industries. The Company evaluated the near-term prospects of the issuer in relation to the severity and duration of the impairment. Based on that evaluation and the Company’s ability and intent to hold these investments for a reasonable period of time sufficient for a forecasted recovery of fair value, the Company does not consider any material investments to be other-than-temporarily impaired at March 31, 2006.
Preferred Securities — The Company’s investments in preferred securities consist of investments in preferred stock of companies in various industries. The Company evaluated the near-term prospects of the fund in relation to the severity and duration of the impairment. Based on that evaluation and the Company’s ability and intent to hold these investments for a reasonable period of time sufficient for a forecasted recovery of fair value, the Company does not consider any material investments to be other-than-temporarily impaired at March 31, 2006.
Private Investment Limited Partnership — The Company’s investments in private limited partnerships consist of one limited partnership interest. The partnership has only had five months of activity at March 31, 2006. Based on that evaluation and the Company’s ability and intent to hold these investments for a reasonable period of time sufficient for a forecasted recovery of fair value, the Company does not consider it’s investment to be other-than-temporarily impaired at March 31, 2006.
Certificates of Deposit — The unrealized losses on the Company’s investments in certificates of deposit were caused by interest rate increases since the date of purchase. The contractual terms of these investments do not permit the issuers to settle the securities at a price less than the face value of the investment. Because the Company has the ability and intent to hold these investments until maturity, the Company does not consider these investments to be other-than-temporarily impaired at March 31, 2006.
Municipal Bonds — The unrealized losses on the Company’s investments in mutual bonds were caused by interest rate increases since the date of purchase. Because the Company has the ability and intent to hold these investments until maturity, the Company does not consider these investments to be other-than-temporarily impaired at March 31, 2006.
Note 5 — INVENTORIES
Inventories consist of the following:

	March 31,		December 31,
	2006	2005	2005
Finished goods	$753,631	$444,519	$658,522
Production supplies	772,311	326,986	662,310
Raw materials	498,388	224,740	396,167

Total inventories	$2,024,330	$996,245	$1,716,999

LIFEWAY FOODS, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
March 31, 2006 and 2005
and December 31, 2005
Note 6 — PROPERTY AND EQUIPMENT
     Property and equipment consist of the following:

	March 31,		December 31,
	2006	2005	2005
Land	$909,232	$470,900	$909,232
Buildings and improvements	6,488,166	2,483,007	6,443,043
Machinery and equipment	5,911,844	5,476,656	5,806,853
Vehicles	513,670	459,815	513,670
Office equipment	78,763	80,930	78,763

	13,901,675	8,971,308	13,751,561
Less accumulated depreciation	6,127,024	5,539,159	6,000,115

Total property and equipment	$7,774,651	3,432,149	$7,751,446

Depreciation expense during the year ended December 31, 2005 and for the three months ended March 31, 2006 and 2005 was $585,503, $126,911 and $124,547, respectively.
Note 7 — ACCRUED EXPENSES
Accrued expenses consist of the following:

	March 31,		December 31,
	2006	2005	2005
Accrued payroll and payroll taxes	$57,326	$33,154	$104,873
Accrued property tax	182,341	91,227	244,916
Other	5,501	636	5,222

	$245,168	$125,017	$355,011

Note 8 — NOTES PAYABLE
     Notes payable consist of the following:

	March 31,		December 31,
	2006	2005	2005
Mortgage note payable to a bank, payable in monthly installments of $3,273 including interest at 6.25%, with a balloon payment of $454,275 due September 25, 2006. Collateralized by real estate.	$460,092	$469,874	$462,695
Mortgage note payable to a bank, payable in monthly installments of $19,513 including interest at 5.6%, with a balloon payment of $2,652,143 due July 14, 2010. Collateralized by real estate.	2,956,108	—	2,973,108

Total notes payable	3,416,200	469,874	3,435,803
Less current maturities	528,415	8,934	532,454

Total long-term portion	$2,887,785	$460,940	$2,903,349

LIFEWAY FOODS, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
March 31, 2006 and 2005
and December 31, 2005
Note 8 — NOTES PAYABLE — Continued
     Maturities of notes payables are as follows:

As of March 31, 2007	$528,415
2008	73,767
2009	78,005
2010	82,488
2011	2,653,525

Total	$3,416,200

Note 9 — PROVISION FOR INCOME TAXES
     The provision for income taxes consists of the following:

			For the
	For the Three Months Ended		Year Ended
	March 31,		December 31,
	2006	2005	2005
Current:
Federal	$443,238	$384,812	$1,364,033
State and local	102,936	95,354	270,795

Total current	546,174	480,166	1,634,828
Deferred	(34,822)	(22,343)	(100,236)

Provision for income taxes	$511,352	$457,823	$1,534,592

A reconciliation of the provision for income taxes and the income tax computed at the statutory rate is as follows:

			For The
	For The Three Months Ended		Year Ended
	March 31,		December 31,
	2006	2005	2005
Federal income tax expense computed at the statutory rate	$478,045	$372,925	$1,388,242
State and local tax expense, net	67,742	86,375	195,987
Permanent differences	(34,435)	(1,477)	(49,637)

Provision for income taxes	$511,352	$457,823	$1,534,592

LIFEWAY FOODS, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
March 31, 2006 and 2005
and December 31, 2005
Note 9 — PROVISION FOR INCOME TAXES — Continued
     Amounts for deferred tax assets and liabilities are as follows:

	March 31,		December 31
	2006	2005	2005
Non-current deferred tax liabilities arising from:
Temporary differences — accumulated depreciation	$(345,709)	$(406,468)	$(348,923)
Current deferred tax assets (liabilities) arising from:
Unrealized losses (gains) on marketable securities	(108,615)	37,127	70,016
Inventory	85,779	52,408	72,756
Allowance for doubtful accounts	18,585	—	—

Total current deferred tax assets (liabilities)	(4,251)	89,535	142,772

Net deferred tax liability	$(349,960)	$(316,933)	$(206,151)

Note 10 — SUPPLEMENTAL CASH FLOW INFORMATION
     Cash paid for interest and income taxes are as follows:

			For Year
	For the Three Months Ended		Ended
	March 31,		December 31,
	2006	2005	2005
Interest	$50,226	$7,442	$100,762
Income taxes	$575,000	$325,372	$1,425,600
Note 11 — STOCK OPTION PLANS
The Company has a registration statement filed with the Securities and Exchange Commission in connection with a Consulting Service Compensation Plan covering up to 600,000 of the Company’s common stock shares. Pursuant to such Plan, the Company may issue common stock or options to purchase common stock to certain consultants, service providers, and employees of the Company. There were 468,000 shares available for issuance under the Plan at December 31, 2005 and at March 31, 2006 and 2005. The option price, number of shares, grant date, and vesting terms are determined at the discretion of the Company’s Board of Directors.
As of December 31, 2005 and at March 31, 2006 and 2005, there were no stock options outstanding or exercisable.

LIFEWAY FOODS, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
March 31, 2006 and 2005
and December 31, 2005
Note 11 — STOCK OPTION PLANS — Continued
On February 12, 2004, Lifeway’s Board of Directors approved awards of an aggregate amount of 5,100 shares to be awarded under its Employee and Consulting Services and Compensation Plan to certain employees and consultants for services rendered to the Company. The stock awards were made on April 1, 2004 and have vesting periods that vary from six months to one year, depending upon the individual grantee. During 2005, 550 shares vested for a total expense of $11,512.
On May 23, 2005, Lifeway’s Board of Directors approved awards of an aggregate amount of 5,600 common shares to be awarded under its Employee and Consulting Services and Compensation Plan to certain employees and consultants for services rendered to the Company. The stock awards were made on June 1, 2005 and have vesting periods of one year. The expense for the awards is measured as of June 1, 2005 at $12.50 per share for 5,600 shares, or a total stock award expense of $70,000. This expense will be recognized as the stock awards vest in 12 equal portions of $5,833, or 466 shares per month for one year. During 2005, 3,267 shares vested and the Company recognized a related expense of $40,833. During the three months ended March 31, 2006, 1,400 shares vested for an expense of $17,500.
Note 12 — FAIR VALUE OF FINANCIAL INSTRUMENTS
The estimated fair value of the Company’s financial instruments is as follows at:

	March 31,		March 31,		December 31,
	2006		2005		2005
	Carrying	Fair	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value	Amount	Value
Cash and cash equivalents	$3,817,745	$3,817,745	$5,434,032	$5,434,032	$4,354,081	$4,354,081
Marketable securities	$8,337,907	$8,337,907	$6,895,472	$6,895,472	$7,478,697	$7,478,697
Notes payable	$3,416,200	$3,397,690	$469,874	$466,069	$3,435,803	$3,416,969
Note 13 — LITIGATION SETTLEMENT
During 2005, the Company agreed to pay $95,000 in the settlement of a lawsuit regarding the alleged non payment of overtime wages.
Note 14 — RECENT ACCOUNTING PRONOUNCEMENTS
In November 2005, FASB issued FSP FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“FSP FAS 115-1”), which provides guidance on determining when investments in certain debt and equity securities are considered impaired, whether that impairment is other-than-temporary, and on measuring such impairment loss. FSP FAS 115-1 also includes accounting considerations subsequent to the recognition of an other-than temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. FSP FAS 115-1 is required to be applied to reporting periods beginning after December 15, 2005. The Company has adopted FSP FAS 115-1 in 2006.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
Comparison of Quarter Ended March 31, 2006 to Quarter Ended March 31, 2005
The following analysis should be read in conjunction with the unaudited financial statements of the Company and related notes included elsewhere in this quarterly report and the audited financial statements and Management’s Discussion and Analysis contained in our Form 10-KSB, for the fiscal year ended December 31, 2005.
Results of Operations
Sales increased by $1,346,163 (approximately 29%) to $6,003,023 during the three month period ended March 31, 2006 from $4,656,860 during the same three month period in 2005. This increase is primarily attributable to increased sales and awareness of Lifeway existing drinkable dairy product including La Fruta, and its flagship line, Kefir.
Lifeway’s wholly-owned subsidiary, LFI Enterprises, Inc. (“LFIE”) accounted for $259,863.02 of total sales revenues during the first quarter 2006. Of the total $259,863 revenues from LFIE, $133,556 was earned due to sales of Lifeway’s Kefir and Farmer Cheese products sent from our Morton Grove, Illinois facility to Philadelphia, Pennsylvania for distribution in the tri-state area of Pennsylvania, New Jersey and New York. The remaining $126,306.37 of LFIE revenues for the first quarter 2006 was earned from sales of the Cream Cheese Gourmet line of products acquired from Ilya’s Farms, Inc. in the third quarter of 2004. In comparison, during the first quarter 2005, LFIE total revenues were $213,644, of which $97,275 was earned due to sales of Lifeway’s Kefir and Farmer Cheese products sent from our Morton Grove, Illinois facility to Philadelphia, Pennsylvania. The remaining $116,369 of LFIE revenues for the first quarter 2006 were earned from sales of the Cream Cheese Gourmet line.
Cost of goods sold as a percentage of sales was approximately 54% during the first quarter 2006, compared to about 55% during the same period in 2005. This decrease is directly related to the decreased cost of milk during this period. The average cost of milk, Lifeway’s largest cost of goods sold component decreased approximately 15% in the first quarter 2006 compared to the same period in 2005.
Operating expenses as a percentage of sales was approximately 23% during the first quarter 2006, compared to about 25% during the same period in 2005. This decrease is primarily attributable to an increase in production efficiency. Even though oil related costs such as transportation, utilities, and certain raw materials all increased in the first quarter 2006 when compared to the same period in 2005, we were able to offset these higher costs by increased overall efficiency.
Provision for income taxes was $511,352 during the first quarter 2006 compared with $457,823 during the same period in 2005. Income taxes are discussed in Note 9 of the Notes to Consolidated Financial Statements.
Sources and Uses of Cash
Net cash used in financing activities was $19,603 during the quarter ended March 31, 2006, which is a decrease of $208,377 compared to the same period in 2005. This decrease is primarily attributable to the purchase of treasury stock in 2005 which did not occur in the same period in 2006. In the first quarter of 2005, the Company purchased 29,600 shares of its treasury stock at a cost of $225,529.
As of March 31, 2006 Lifeway had $262,989 in net unrealized gains on marketable securities. Lifeway anticipates realizing approximately $200,000 of these gains in the second quarter 2006 as a result of rebalancing our portfolio.
During the three month period ended March 31, 2006, Lifeway experienced negative investing cash flows in the amount of $613,172 due to a rebalancing of our portfolio. Our efforts in this regard during the first calendar quarter of 2005 also are reflected by a gain of

$198,140 on the sale of marketable securities evident on the Company’s consolidated income statement, which appears in this quarterly report. During the first quarter 2006, Lifeway realized a loss of $36,878 due to selling certain under-performing securities.
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
Critical Accounting Policies
Lifeway’s analysis and discussion of its financial condition and results of operations are based upon its consolidated financial statements that have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”). The preparation of financial statements in accordance with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. US GAAP provides the framework from which to make these estimates, assumptions and disclosures. Lifeway chooses accounting policies within US GAAP that management believes are appropriate to accurately and fairly report Lifeway’s operating results and financial position in a consistent manner. Management regularly assesses these policies in light of current and forecasted economic conditions and has discussed the development and selection of critical accounting policies with its audit committee of the Board of Directors. For further information concerning accounting policies, refer to Note 2 — Summary of Significant Accounting Policies in the notes to the consolidated financial statements.
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

ITEM 3. CONTROLS AND PROCEDURES
     The Chief Executive Officer and the Chief Financial and Accounting Officer conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures pursuant to Rule 13a-14 under the Securities Exchange Act of 1934 as of March 31, 2006. The Company has historically operated on strictly monitored cost constraints; with that perspective, the Chief Executive Officer and the Chief Financial and Accounting Officer concluded that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this quarterly report has been made known to them. However, based upon the Company’s recent growth and improved cash position, as well as consultation with its auditors, management intends to implement additional procedures to improve internal controls over financial reporting in 2006. Specifically, an enhanced accounting software package has been identified and continues to be evaluated which will permit enhanced data recording and internal reporting as well as additional on-site accounting staff and some changes to the Company’s internal control procedures over financial reporting.
     As of the date of this quarterly report, there have been no known significant changes in internal controls or in other factors that could significantly affect these controls subject to the date of such evaluation.
PART II — OTHER INFORMATION
ITEM 5. OTHER INFORMATION
On May 15, 2006, the Company announced its financial results for the fiscal quarter ended March 31, 2006 and certain other information. A copy of the Company’s press release announcing these financial results and certain other information is attached as Exhibit 99.1 hereto. The information contained in Exhibit 99.1 hereto is being furnished, and should not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities imposed by that Section. The information contained in Exhibit 99.1 shall not be incorporated by reference into any registration statement or other document or filing under the Securities Act of 1933, as amended, except as may be expressly set forth in a specific filing. The press release filed as an exhibit to this report includes “safe harbor” language pursuant to the Private Securities Litigation Reform Act of 1995, as amended, indicating that certain statements about the Company’s business and other matters contained in the press release are “forward-looking.” The press release also cautions investors that “forward-looking” statements may be different from actual operating results. Finally, the press release states that a more thorough discussion of risks and uncertainties which may affect the Company’s operating results is included in the Company’s reports on file with the Securities and Exchange Commission.
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
EXHIBITS

Exhibit
Number	Description

3.4	Amended and Restated By-laws (incorporated by reference to Exhibit No. 3.5 of Lifeway’s Current Report on Form 8-dated and filed on December 10, 2002). (File No. 000-17363)

3.5	Articles of Incorporation, as amended and currently in effect (incorporated by reference to Exhibit 3.5 of Lifeway’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2000 and filed on August 8, 2000). (File No. 000-17363)

11	Statement re: Computation of per share earnings (incorporated by reference to Note 2 of the Consolidated Financial Statements).

31.1	Rule 13a-14(a)/15d-14(a) Certification of Julie Smolyansky.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Edward P. Smolyansky.

32.1	Section 1350 Certification of Julie Smolyansky.

32.2	Section 1350 Certification of Edward P. Smolyansky.

99.1	Press Release dated May 15, 2006- “Lifeway Foods Reports 1st Quarter 2006 Results.”
(b) Reports on Form 8-K
     Current Report on Form 8-K dated May 15, 2006

SIGNATURE
In accordance with the requirements of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: May 15, 2006

LIFEWAY FOODS, INC.

By: /s/ Julie Smolyansky

Julie Smolyansky
Chief Executive Officer, President, and Director

/s/ Edward P. Smolyansky

Chief Financial and Accounting Officer
and Treasurer