Form 10QSB
period 2006-06-30
LIFEWAY FOODS INC
filed 2006-08-14
CIK 814586

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB
(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006

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
State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of August 8, 2006, the issuer had 8,396,536 shares of common stock, no par value, outstanding.
Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☑

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
LIFEWAY FOODS, INC. AND SUBSIDIARY
CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2006 and 2005
AND DECEMBER 31, 2005

	(Unaudited)
	June 30,		December, 31
	2006	2005	2005
ASSETS

Current assets
Cash and cash equivalents	$3,621,803	$2,024,384	$4,354,081
Marketable securities	8,581,674	6,301,790	7,478,697
Inventories	2,320,818	1,106,211	1,716,999
Accounts receivable, net of allowance for doubtful accounts of $45,000 and $15,000 at June 30, 2006 and 2005 and $35,000 at December 31, 2005	3,561,038	2,556,808	2,517,615
Prepaid expenses and other current assets	51,823	102,448	9,144
Other receivables	67,332	106,896	56,435
Deferred income taxes	116,544	55,352	142,772
Refundable income taxes	—	172,635	11,562

Total current assets	18,321,032	12,426,524	16,287,305
Property and equipment, net	7,762,286	7,757,150	7,751,446
Intangible assets
Goodwill	75,800	75,800	75,800
Other intangible assets, net of accumulated amortization of $125,488 and $59,379 at June 30, 2006 and 2005 and $92,432 at December 31, 2005	317,154	376,621	350,206

Total intangible assets	392,954	452,421	426,006
Total assets	$26,476,272	$20,636,095	$24,464,757

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Current maturities of notes payable	$542,089	$12,662	$532,454
Accounts payable	704,061	659,351	426,253
Accrued expenses	382,543	427,307	355,011
Accrued income tax	441,049	—	—

Total current liabilities	2,069,742	1,099,320	1,313,718

Notes payable	2,849,504	454,046	2,903,349

Deferred income taxes	343,619	381,049	348,923

Stockholders’ equity
Common stock	6,509,267	6,509,267	6,509,267
Paid-in-capital	104,036	74,751	90,725
Treasury stock, at cost	(1,468,091)	(1,043,685)	(1,024,659)
Retained earnings	16,067,650	13,156,711	14,422,948
Accumulated other comprehensive income (loss), net of taxes	545	4,636	(99,514)

Total stockholders’ equity	21,213,407	18,701,680	19,898,767

Total liabilities and stockholders’ equity	$26,476,272	$20,636,095	$24,464,757

	(Unaudited)		(Unaudited)
	Three Months Ended		Six Months Ended		Year Ended
	June 30		June 30		December 31,
	2006	2005	2006	2005	2005
Sales	$6,367,397	$5,072,567	$12,370,420	$9,729,427	$20,131,654
Cost of goods sold	3,738,617	2,956,267	6,951,184	5,534,223	11,664,065

Gross profit	2,628,780	2,116,300	5,419,236	4,195,204	8,467,589
Operating expenses	1,698,626	1,279,043	3,082,711	2,434,223	5,066,227

Income from operations	930,154	837,257	2,336,525	1,760,981	3,401,362
Other income (expense):
Interest and dividend income	122,033	75,289	208,264	140,565	323,365
Interest expense	(63,200)	(6,876)	(113,426)	(14,318)	(100,762)
Gain (loss) on sale of marketable securities, net	225,292	(36,153)	188,414	161,987	445,327
Gain on marketable securities classified as trading	2,549	11,520	3,061	15,036	13,773

Total other income	286,674	43,780	286,313	303,270	681,703

Income before provision for income taxes	1,216,828	881,037	2,622,838	2,064,251	4,083,065

Provision for income taxes	466,784	324,192	978,136	782,015	1,534,592

Net income	$750,044	$556,845	$1,644,702	$1,282,236	$2,548,473

Basic and diluted earnings per common share	0.04	0.03	0.10	0.08	0.15

Weighted average number of shares outstanding	16,799,536	16,795,398	16,795,473	16,830,160	16,808,992

COMPREHENSIVE INCOME

Net income	$750,044	$556,845	$1,644,702	$1,282,236	$2,548,473
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on marketable securities (net of tax benefits)	(65,256)	36,251	210,281	(20,471)	42,708
Less reclassification adjustment for gains (losses) included in net income (net of taxes)	(88,574)	21,153	(110,222)	(94,073)	(261,402)

Comprehensive income	$596,214	$614,249	$1,744,761	$1,167,692	$2,329,779

	Common Stock,
	No Par Value
	20,000,000							Accumulated
	Shares		# of Shares					Other
	Authorized		of					Comprehensive
	# of Shares	# of Shares	Treasury	Common	Paid In	Treasury	Retained	Income (Loss),
	Issued	Outstanding	Stock	Stock	Capital	Stock	Earnings	Net of Tax	Total
Balances at December 31, 2004	17,273,776	16,882,876	390,900	$6,509,267	$64,314	$(649,039)	$11,874,475	$119,180	$17,918,197
Issuance of treasury stock	—	7,634	(7,634)	—	26,411	25,934	—	—	52,345
Redemption of stock	—	(100,000)	100,000	—	—	(401,554)	—	—	(401,554)
Other comprehensive income (loss):
Unrealized losses on securities, net of taxes and reclassification adjustment	—	—	—	—	—	—	—	(218,694)	(218,694)
Net income for the year ended December 31, 2005	—	—	—	—	—	—	2,548,473	—	2,548,473

Balances at December 31, 2005	17,273,776	16,790,510	483,266	$6,509,267	$90,725	$(1,024,659)	$14,422,948	$(99,514)	$19,898,767
Issuance of treasury stock	—	4,666	(4,666)	—	13,311	15,855	—	—	29,166
Redemption of stock	—	(74,988)	74,988	—	—	(459,287)	—	—	(459,287)
Other comprehensive income (loss):
Unrealized gains on securities, net of taxes and reclassification adjustment	—	—	—	—	—	—	—	100,059	100,059
Net income for the six months ended June 30, 2006	—	—	—	—	—	—	1,644,702	—	1,644,702

Balances at June 30, 2006	17,273,776	16,720,188	553,588	$6,509,267	$104,036	$(1,468,091)	$16,067,650	$545	$21,213,407

	Six Months Ended		Year Ended
	June 30,		December 31,
	2006	2005	2005
Cash flows from operating activities:
Net income	$1,644,702	$1,282,236	$2,548,473
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	291,678	318,346	650,945
(Gain)Loss on sale of marketable securities, net	(188,414)	(161,987)	(445,327)
Gain on marketable securities classified as trading	(3,061)	(15,036)	(13,773)
Deferred income taxes	(52,541)	(53,968)	(100,236)
Treasury stock issued for services	29,166	17,345	52,345
Increase in allowance for doubtful accounts	10,000	—	—
(Increase) decrease in operating assets:
Accounts receivable	(1,053,423)	(532,772)	(493,579)
Other receivables	(10,897)	(34,759)	15,702
Inventories	(603,819)	(200,514)	(811,302)
Refundable income taxes	11,562	85,982	247,055
Prepaid expenses and other current assets	(42,679)	(95,188)	(1,884)
Increase (decrease) in operating liabilities:
Accounts payable	277,808	17,700	(215,398)
Accrued expenses	27,532	231,766	159,470
Accrued income taxes	441,049	—	—

Net cash provided by operating activities	778,663	859,151	1,592,491

Cash flows from investing activities:
Purchases of marketable securities	(3,968,844)	(2,454,680)	(6,460,561)
Sale of marketable securities	3,230,866	2,876,669	5,810,391
Purchases of property and equipment	(269,466)	(4,622,870)	(4,916,811)

Net cash used in investing activities	(1,007,444)	(4,200,881)	(5,566,981)

Cash flows from financing activities:
Proceeds from note payable	—	—	3,000,000
Purchases of treasury stock	(459,287)	(401,554)	(401,554)
Repayment of notes payable	(44,210)		(36,522)
Loan costs		(5,617)	(6,638)

Net cash provided by (used in) financing activities	(503,497)	(407,171)	2,555,286

Net decrease in cash and cash equivalents	(732,278)	(3,748,901)	(1,419,204)

Cash and cash equivalents at the beginning of the period	4,354,081	5,773,285	5,773,285

Cash and cash equivalents at the end of the period	$3,621,803	$2,024,384	$4,354,081

LIFEWAY FOODS, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
June 30, 2006 and 2005
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
     Bank balances of amounts reported by financial institutions are categorized as follows:

	June 30,		December 31
	2006	2005	2005
Amounts insured	$340,460	$403,372	$462,571
Uninsured and uncollateralized amounts	3,792,076	1,916,182	4,331,179

Total bank balances	$4,132,536	$2,319,554	$4,793,750

Marketable securities
All investment securities are classified as either as available-for-sale or trading, and are carried at fair value or quoted market prices. Unrealized gains and losses are reported as a separate component of stockholders’ equity. Amortization, accretion, interest and dividends, realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are recorded in other income. Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities, and Securities and Exchange Commission (SEC) Staff Accounting Bulletin (SAB) 59, Accounting for Noncurrent Marketable Equity Securities, provide guidance on

Note 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Continued
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

Note 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Continued
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
Advertising costs
The Company expenses advertising costs as incurred. During the year ended December 31, 2005 and for the six months ended June 30, 2006 and 2005, approximately $1,176,440, $658,409 and $544,189 of such costs respectively, were expensed.
Earning per common share
Earnings per common share were computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. For the six months ended June 30, 2006 and 2005 and the year ended December 31, 2005, diluted and basic earnings per share were the same, as the effect of dilutive securities options outstanding was not significant.
Note 3 — INTANGIBLE ASSETS
Intangible assets, and the related accumulated amortization, consist of the following:

	June 30, 2006		June 30, 2005		December 31, 2005
		Accumulated		Accumulated		Accumulated
	Cost	Amortization	Cost	Amortization	Cost	Amortization
Recipes	$43,600	$20,892	$43,600	$9,992	$43,600	$15,442
Customer lists and other customer related intangibles	305,200	79,388	305,200	37,968	305,200	58,678
Lease acquisition	87,200	23,876	87,200	11,419	87,200	17,648
Goodwill	75,800	—	75,800	—	75,800	—
Loan acquisition costs	6,638	1,328	—	—	6,638	664

	$518,438	$125,484	$511,800	$59,379	$518,438	$92,432

Note 3 — INTANGIBLE ASSETS — Continued
Amortization expense is expected to be as follows for the 12 months ending June 30:

2007	$66,105
2008	66,105
2009	56,113
2010	47,211
2011	45,157
Thereafter	36,463

$317,154

Amortization expense during the six months ended June, 2006 and 2005 and the year ended December 31, 2005 was $33,053, $32,389 and $65,442, respectively.
Note 4 — MARKETABLE SECURITIES
The cost and fair value of marketable securities classified as available for sale and trading are as follows:

				Loss on
				Marketable
				Securities
		Unrealized	Unrealized	Classified as	Fair
June 30, 2006	Cost	Gains	Losses	Trading	Value
Equities	$2,846,117	$312,995	$(154,061)	—	$3,005,051
Mutual Funds	663,029	2,583	(50,827)	—	614,785
Preferred Securities	1,629,157	1,081	(56,874)	—	1,573,364
Private Investment LP	600,000	38,480	—	—	638,480
Certificates of Deposit	225,000	—	(6,278)	—	218,722
Corporate Bonds	2,008,255	746	(85,388)	—	1,923,613
Municipal Bonds	61,275	403	(1,929)	—	59,749
Government Agency	547,562	—	—	348	547,910

Total	$8,580,395	$356,288	$(355,357)	$348	$8,581,674

				Loss on
				Marketable
				Securities
		Unrealized	Unrealized	Classified as	Fair
June 30, 2005	Cost	Gains	Losses	Trading	Value
Equities and Mutual Funds	$3,693,256	$200,374	$(142,171)	—	$3,751,459
Preferred Securities	40,000	—	(2,600)	—	37,400
Certificates of Deposit	150,000	—	(6,270)	—	143,730
Corporate Bonds	2,287,211	—	(42,900)	—	2,244,311
Municipal Bonds	24,875	1,466	—	—	26,341
Government Agency	100,000	—	—	(1,451)	98,549

Total	$6,295,342	$201,840	$(193,941)	$ (1,451)	$6,301,790

Note 4 — MARKETABLE SECURITIES — Continued

				Loss on
				Marketable
				Securities
		Unrealized	Unrealized	Classified as	Fair
December 31, 2005	Cost	Gains	Losses	Trading	Value
Equities	$2,432,964	$212,336	$ (198,478)	—	$2,446,822
Mutual Funds	699,921	3,770	(74,148)	—	629,543
Preferred Securities	1,002,738	1,468	(30,892)	—	973,314
Private Investment LP	600,000	—	(5,146)	—	594,854
Certificates of Deposit	240,000	—	(1,125)	—	238,875
Corporate Bonds	2,514,044	809	(77,888)	—	2,436,965
Municipal Bonds, maturing within five years	61,275	957	(1,195)	—	61,037
Government agency obligations, maturing after five years	100,000	—	—	(2,713)	97,287

Total	$7,650,942	$219,340	$(388,872)	$(2,713)	$7,478,697

Proceeds from the sale of marketable securities were $5,810,391, $3,230,866 and $2,876,669 during the year ended December 31, 2005 and for the six months ended June 30, 2006 and 2005, respectively.
Gross gains (loss) of $445,327, $188,414 and $161,987 were realized on these sales during the year ended December 31, 2005 and for the six months ended June 30, 2006 and 2005, respectively.
The following table shows the gross unrealized losses and fair value of Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2006:

	Less Than 12 Months		12 Months or Greater		Total
		Unrealized		Unrealized	Fair	Unrealized
Description of Securities	Fair Value	Losses	Fair Value	Losses	Value	Losses
Equities	$1,204,022	$(121,308)	$150,607	$(32,754)	$1,354,629	$(154,062)
Mutual Funds	145,882	(12,644)	384,230	(38,182)	530,112	(50,826)
Preferred Securities	1,427,028	(52,014)	46,870	(4,860)	1,473,898	(56,874)
Certificates of Deposit	72,607	(2,393)	146,115	(3,885)	218,722	(6,278)
Corporate Bonds	25,496	(2,370)	1,622,197	(83,018)	1,647,693	(85,388)
Municipal Bonds	34,471	(1,929)	—	—	34,471	(1,929)

	$2,909,506	$(192,658)	$2,350,019	$(162,699)	$5,259,525	$ (355,357)

Note 4 — MARKETABLE SECURITIES — Continued
Equities, Mutual Funds and Corporate Bonds — The Company’s investments in equity securities, mutual funds and corporate bonds consist of investments in common stock and debt securities of companies in various industries. The Company evaluated the near-term prospects of the issuer in relation to the severity and duration of the impairment. Based on that evaluation and the Company’s ability and intent to hold these investments for a reasonable period of time sufficient for a forecasted recovery of fair value, the Company does not consider any material investments to be other-than-temporarily impaired at June 30, 2006.
Preferred Securities — The Company’s investments in preferred securities consist of investments in preferred stock of companies in various industries. The Company evaluated the near-term prospects of the fund in relation to the severity and duration of the impairment. Based on that evaluation and the Company’s ability and intent to hold these investments for a reasonable period of time sufficient for a forecasted recovery of fair value, the Company does not consider any material investments to be other-than-temporarily impaired at June 30, 2006.
Certificates of Deposit — The unrealized losses on the Company’s investments in certificates of deposit were caused by interest rate increases since the date of purchase. The contractual terms of these investments do not permit the issuers to settle the securities at a price less than the face value of the investment. Because the Company has the ability and intent to hold these investments until maturity, the Company does not consider these investments to be other-than-temporarily impaired at June 30, 2006.
Municipal Bonds — The unrealized losses on the Company’s investments in mutual bonds were caused by interest rate increases since the date of purchase. Because the Company has the ability and intent to hold these investments until maturity, the Company does not consider these investments to be other-than-temporarily impaired at June 30, 2006.
Note 5 — INVENTORIES
Inventories consist of the following:

	June 30,		December 31,
	2006	2005	2005
Finished goods	$876,618	$489,160	$658,522
Production supplies	853,074	359,625	662,310
Raw materials	591,126	257,426	396,167

Total inventories	$2,320,818	$1,106,211	$1,716,999

Note 6 — PROPERTY AND EQUIPMENT
Property and equipment consist of the following:

	June 30,		December 31,
	2006	2005	2005
Land	$909,232	$909,232	$909,232
Buildings and improvements	6,516,018	6,427,993	6,443,043
Machinery and equipment	5,982,646	5,578,369	5,806,853
Vehicles	534,365	459,815	513,670
Office equipment	78,763	82,211	78,763

	14,021,024	13,457,620	13,751,561
Less accumulated depreciation	6,258,738	5,700,470	6,000,115

Total property and equipment	$7,762,286	$7,757,150	$7,751,446

Depreciation expense during the year ended December 31, 2005 and for the six months ended June 30, 2006 and 2005 was $585,503, $258,625 and $285,957, respectively.

Note 7 — ACCRUED EXPENSES
Accrued expenses consist of the following:

	June 30,		December 31,
	2006	2005	2005
Accrued payroll and payroll taxes	$105,898	$123,237	$104,873
Accrued property tax	271,155	299,270	244,916
Other	5,490	4,800	5,222

	$382,543	$427,307	$355,011

Note 8 — NOTES PAYABLE
     Notes payable consist of the following:

	June 30,		December 31,
	2006	2005	2005
Mortgage note payable to a bank, payable in monthly installments of $3,273 including interest at 6.25%, with a balloon payment of $454,275 due September 25, 2006. Collateralized by real estate.	$457,605	$466,708	$462,695
Mortgage note payable to a bank, payable in monthly installments of $19,513 including interest at 5.6%, with a balloon payment of $2,652,143 due July 14, 2010. Collateralized by real estate.	2,933,988	—	2,973,108

Total notes payable	3,391,593	466,708	3,435,803
Less current maturities	542,089	12,662	532,454

Total long-term portion	$2,849,504	$454,046	$2,903,349

Maturities of notes payables are as follows:

For the year ended June 30,
2007	$542,089
2008	73,767
2009	78,005
2010	82,488
2011	2,615,244

Total	$3,391,593

Note 9 — PROVISION FOR INCOME TAXES
The provision for income taxes consists of the following:

			For the
	For the Six Months Ended		Year Ended
	June 30,		December 31,
	2006	2005	2005
Current:
Federal	$833,877	$681,731	$1,364,033
State and local	193,734	154,252	270,795

Total current	1,027,611	835,983	1,634,828
Deferred	(49,475)	(53,968)	(100,236)

Provision for income taxes	$978,136	$782,015	$1,534,592

A reconciliation of the provision for income taxes and the income tax computed at the statutory rate is as follows:

			For The
	For The Six Months Ended		Year Ended
	June 30,		December 31,
	2006	2005	2005
Federal income tax expense computed at the statutory rate	$891,480	$701,846	$1,388,242
State and local tax expense, net	125,850	99,455	195,987
Permanent differences	(39,194)	(19,286)	(49,637)

Provision for income taxes	$978,136	$782,015	$1,534,592

Amounts for deferred tax assets and liabilities are as follows:

	June 30,		December 31
	2006	2005	2005
Non-current deferred tax liabilities arising from:
Temporary differences — accumulated depreciation	$(343,619)	$(381,049)	$(348,923)
Current deferred tax assets (liabilities) arising from:
Unrealized losses (gains) on marketable securities	(383)	(3,262)	70,016
Inventory	98,342		72,756
Allowance for doubtful accounts	18,585	58,614	—

Total current deferred tax assets (liabilities)	116,544	55,352	142,772

Net deferred tax liability	$(227,075)	$(325,697)	$(206,151)

Note 10 — SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest and income taxes are as follows:

			For Year
	For the Six Months Ended		Ended
	June 30,		December 31,
	2006	2005	2005
Interest	$113,426	$14,318	$100,762
Income taxes	$578,467	$751,757	$1,425,600

Note 11 — STOCK OPTION PLANS
The Company has a registration statement filed with the Securities and Exchange Commission in connection with a Consulting Service Compensation Plan covering up to 600,000 of the Company’s common stock shares. Pursuant to such Plan, the Company may issue common stock or options to purchase common stock to certain consultants, service providers, and employees of the Company. There were 468,000 shares available for issuance under the Plan at December 31, 2005 and at June 30, 2006 and 2005. The option price, number of shares, grant date, and vesting terms are determined at the discretion of the Company’s Board of Directors.
As of December 31, 2005 and at June 30, 2006 and 2005, there were no stock options outstanding or exercisable.
On February 12, 2004, Lifeway’s Board of Directors approved awards of an aggregate amount of 10,200 shares to be awarded under its Employee and Consulting Services and Compensation Plan to certain employees and consultants for services rendered to the Company. The stock awards were made on April 1, 2004 and have vesting periods that vary from six months to one year, depending upon the individual grantee. During 2005, 550 shares vested for a total expense of $11,512.
On May 23, 2005, Lifeway’s Board of Directors approved awards of an aggregate amount of 11,200 common shares to be awarded under its Employee and Consulting Services and Compensation Plan to certain employees and consultants for services rendered to the Company. The stock awards were made on June 1, 2005 and have vesting periods of one year. The expense for the awards is measured as of June 1, 2005 at $6.25 per share for 11,200 shares, or a total stock award expense of $70,000. This expense will be recognized as the stock awards vest in 12 equal portions of $5,833, or 932 shares per month for one year. During 2005, 7,534 shares vested and the Company recognized a related expense of $40,833. During the six months ended June 30, 2006, 4,666 shares vested for an expense of $29,166.
Note 12 — FAIR VALUE OF FINANCIAL INSTRUMENTS
The estimated fair value of the Company’s financial instruments is as follows at:

	June 30,		June 30,		December 31,
	2006		2005		2005
	Carrying	Fair	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value	Amount	Value
Cash and cash equivalents	$3,621,803	$3,621,803	$2,024,384	$2,024,384	$4,354,081	$4,354,081
Marketable securities	$8,581,674	$8,581,674	$6,301,790	$6,301,790	$7,478,697	$7,478,697
Notes payable	$3,391,593	$3,385,569	$466,708	$464,169	$3,435,803	$3,416,969
Note 13 — RECENT ACCOUNTING PRONOUNCEMENTS
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

Note 14 — SUBSEQUENT EVENTS
On June 8, 2006, the Board of Directors approved a two-for-one split of the Company’s common stock and an amendment to its charter to increase the number of common shares authorized from 10 million to 20 million. As a result of the stock split, each shareholder of record at the close of business on July 19, 2006 will receive one additional share of common stock for every one share held on such date.
On August 3, 2006 the Company executed a Stock Purchase Agreement with George Economy, Amani Holdings, LLC and other shareholders of the capital stock of Helios Nutrition, Ltd. (“Helios”) and Pride Main Street Dairy, L.L.C. pursuant to which the Company will purchase all of the issued and outstanding stock of Helios from the Stockholders for a combination of an aggregate amount of 202,650 in shares of the Company’s common stock, no par value, $2,500,000 in cash, and a promissory note issued by the Company in favor of Amani Stockholders in the principal amount of $4,200,000. The Stock Payment, the Cash Payment and Promissory Note are subject to adjustment under certain circumstances in accordance with the terms of the Stock Purchase Agreement.
The earnings per share calculations as presented on the Consolidated Statements of Income and Comprehensive Income, the number of shares issued and outstanding per the Statement of Changes in Stockholders’ Equity and share amounts referenced throughout the Notes to the Consolidated Financial Statements have been adjusted to reflect split adjusted share amounts.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
Comparison of Quarter Ended June 30, 2006 to Quarter Ended June 30, 2005
The following analysis should be read in conjunction with the unaudited financial statements of the Company and related notes included elsewhere in this quarterly report and the audited financial statements and Management’s Discussion and Analysis contained in our Form 10-KSB, for the fiscal year ended December 31, 2005, and in the Management’s Discussion and Analysis contained in our Form 10-QSB, for the fiscal quarter ended March 31, 2006.
Results of Operations
Sales increased by $1,294,830 (approximately 26%) to $6,367,397 during the three-month period ended June 30, 2006 from $5,072,567 during the same three-month period in 2005. This increase is primarily attributable to increased sales and awareness of Lifeway’s existing drinkable dairy products including its flagship line, Kefir, Organic Kefir, and La Fruta.
Lifeway’s wholly owned subsidiary, LFI Enterprises, Inc. (“LFIE”) accounted for $269,371 of total sales revenues during the second quarter of 2006. Of the total $269,371 revenues from LFIE, $137,917 was earned due to sales of Lifeway’s Kefir and Farmer Cheese products sent from our Morton Grove, Illinois facility to Philadelphia, Pennsylvania for distribution in the tri-state area of Pennsylvania, New Jersey and New York. The remaining $131,454 of LFIE revenues for the second quarter 2006 was earned from sales of the Ilya’s Farms Cream Cheese Gourmet line of products. In comparison, during the second quarter 2005, LFIE total revenues were $264,807, of which $133,147 was earned due to sales of Lifeway’s Kefir and Farmer Cheese products sent from our Morton Grove, Illinois facility to Philadelphia, Pennsylvania. The remaining $131,660 of LFIE revenues for the second quarter 2005 was earned from sales of the Cream Cheese Gourmet line.
Cost of goods sold as a percentage of sales was approximately 59% during the second quarter 2006, compared to about 58% during the same period in 2005. The increase in cost of good sold, as a percentage of sales, can be primarily attributable to the introduction of the ProBugs line of Kefir for kids, which the Company introduced began to roll out in the second quarter of 2006. The costs associated with this new product introduction include packaging and graphic design costs, many of which are one time expenditures related to the creation of the product package.

In addition, many of our raw material and supply costs continue to increase with the increased cost of oil and gas. We were able to mostly offset these costs by continuing to streamline our operations and improve our production efficiency.
Operating expenses as a percentage of sales was approximately 27% during the second quarter 2006, compared to about 25% during the same period in 2005. This increase is primarily attributable to the introduction of the ProBugs line of Kefir for kids, which we began to roll out in the second quarter of 2006. The costs associated with this new product roll out include several advertising and marketing related expenses.
Total other income for the six months ended June 30, 2006 was $286,674, compared with $43,780 during the same period in 2005. This increase is primarily attributable to a higher gain on the sale of marketable securities in 2006, when compared to the same period in 2005.
Provision for income taxes was $466,784 or a 38.4% tax rate during the second quarter 2006 compared with $324,192 or a 36.8% tax rate during the same period in 2005. Income taxes are discussed in Note 9 of the Notes to Consolidated Financial Statements.
Earnings per share during the second quarter 2006 were $.09 compared to $.07 during the same period a year ago.
Comparison of Six-Month Period Ended June 30, 2006 to Six Month Period Ended June 30, 2005
Results of Operations
Sales increased by $2,640,993 (approximately 27%) to $12,370,420 during the six-month period ended June 30, 2006 from $9,729,427 during the same six-month period in 2005. This increase is primarily attributable to increased sales and awareness of Lifeway’s existing drinkable dairy products including its flagship line, Kefir, Organic Kefir, and La Fruta.
Lifeway’s wholly owned subsidiary, LFI Enterprises, Inc. (“LFIE”) accounted for $529,234 of total sales revenues during the six-month period ended June 30, 2006. Of the total $529,234 revenues from LFIE, $271,474 was earned due to sales of Lifeway’s Kefir and Farmer Cheese products sent from our Morton Grove, Illinois facility to Philadelphia, Pennsylvania for distribution in the tri-state area of Pennsylvania, New Jersey and New York. The remaining $257,760 of LFIE revenues for the six-month period ended June 30, 2006 was earned from sales of the Ilya’s Farms Cream Cheese Gourmet line of products. In comparison, during the same period in 2005, LFIE total revenues were $478,450, of which $230,422 was earned due to sales of Lifeway’s Kefir and Farmer Cheese products sent from our Morton Grove, Illinois facility to Philadelphia, Pennsylvania. The remaining $248,028 of LFIE revenues for the six-month period ended 2005 was earned from sales of the Cream Cheese Gourmet line.
Cost of goods sold, as a percentage of sales was approximately 56% during the six-month period ended June 30, 2006, compared to about 57% during the same period in 2005. The decrease is primarily attributable to an overall decrease in the cost of milk, Lifeway’s largest cost of goods component. The average cost of milk in the six-month period ended June 30, 2006 was approximately 20% lower when compared to the same period in 2005.
Provision for income taxes was $978,136 or a 37.3% tax rate during the six-month period ended June 30, 2006 compared with $782,015 or a 37.9% tax rate during the same period in 2005. Income taxes are discussed in Note 9 of the Notes to Consolidated Financial Statements.
Earnings per share were $.20 in the six month period ended June 30, 2006, compared to $.15 in the same period a year ago.
Sources and Uses of Cash
Net cash used in investing activities was $1,009,253 during the six months ended June 30,2006, which is a decrease of $3,191,628 compared to the same period in 2005. This decrease is primarily due to the Company’s purchase of a storage and distribution facility in the second quarter of 2005.
Net cash used in financing activities was $459,287 during the six months June 30, 2006, which is an increase of $96,326 compared to the same period in 2005. This increase is primarily attributable to the purchase of treasury stock in 2006, as well as the repayment of notes payable in the amount of $44,210. The Company purchased 37,494 shares of its treasury stock at a cost of $459,287 in the first six months of 2006.

During the six month period ended June 20, 2006, Lifeway experienced positive investing cash flows with regard to the sale of marketable securities in the amount of $352,389. Our efforts in this regard during the first two calendar quarters of 2006 also are reflected by a gain of $215,964 on the sale of marketable securities evident on the Company’s consolidated income statement, which appears in this quarterly report. We believe, given the current market conditions, our asset allocation strategy offers a positive risk-reward ratio for the Company.
Liquidity
Significant portions of our assets are held in marketable securities. The majority of our marketable securities are classified as available-for-sale on our balance sheet, while the mortgage-backed securities are classified as trading. All of these securities are stated thereon at market value as of the end of the applicable period. Gains and losses on the portfolio are determined by the specific identification method.
We anticipate being able to fund the Company’s foreseeable liquidity requirements internally. We continue to explore potential acquisition opportunities in our industry in order to boost sales while leveraging our distribution system to consolidate and lower costs.
Other Developments
On June 8, 2006, the Board of Directors approved a two-for-one split of the Company’s common stock and an amendment to its charter to increase the number of common shares authorized from 10 million to 20 million. As a result of the stock split, each shareholder of record at the close of business on July 19, 2006 received one additional share of common stock for every share held on such date. Upon completion of the split, the total number of shares of common stock outstanding will have increased from approximately 8,391,000 to approximately 16,782,000.
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

ITEM 3. CONTROLS AND PROCEDURES
     The Chief Executive Officer and the Chief Accounting Officer conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures pursuant to Rule 13a-14 under the Securities Exchange Act of 1934 as of June 30, 2006. The Company has historically operated on strictly monitored cost constraints. With that perspective, the Chief Executive Officer and the Chief Accounting Officer concluded that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this quarterly report has been made known to them. However, based upon the Company’s recent growth and improved cash position, as well as consultation with its auditors, management intends to implement additional procedures to improve internal controls over financial reporting in 2006.
     As of the date of this quarterly report, there have been no known significant changes in internal controls or in other factors that could significantly affect these controls subject to the date of such evaluation.
PART II — OTHER INFORMATION
     ITEM 5. OTHER INFORMATION
On July 27, 2006, Lifeway Foods, Inc., an Illinois corporation (the “Company”), entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”) with George Economy (“Economy”), Amani Holdings, LLC (“Amani”), the other shareholders of the capital stock of Helios Nutrition, Ltd. (“Helios”) listed on Schedule 2.1 of the Stock Purchase Agreement (with Amani, the “Stockholders”) and Pride Main Street Dairy, L.L.C. pursuant to which the Company will purchase all of the issued and outstanding stock of Helios from the Stockholders for a combination of an aggregate amount of 101,325 in shares of the Company’s common stock, no par value (the “Stock Payment”), $2,500,000 in cash (the “Cash Payment”), and a promissory note issued by the Company in favor of Amani Stockholders in the principal amount of $4,200,000 (the “Promissory Note”). The Company closed the transactions under the Stock Purchase Agreement on August 3, 2006.
On August 14, 2006, the Company announced its financial results for the fiscal quarter and six months ended June 30, 2006 and certain other information. A copy of the Company’s press release announcing these financial results and certain other information is attached as Exhibit 99.1 hereto. The information contained in Exhibit 99.1 hereto is being furnished, and should not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities imposed by that Section. The information contained in Exhibit 99.1 shall not be incorporated by reference into any registration statement or other document or filing under the Securities Act of 1933, as amended, except as may be expressly set forth in a specific filing. The press release filed as an exhibit to this report includes “safe harbor” language pursuant to the Private Securities Litigation Reform Act of 1995, as amended, indicating that certain statements about the Company’s business and other matters contained in the press release are “forward-looking.” The press release also cautions investors that “forward-looking” statements may be different from actual operating results. Finally, the press release states that a more thorough discussion of risks and uncertainties that may affect the Company’s operating results is included in the Company’s reports on file with the Securities and Exchange Commission.
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Exhibit
Number	Description

3.4	Amended and Restated By-laws (incorporated by reference to Exhibit No. 3.5 of Lifeway’s Current Report on Form 8-K dated and filed on December 10, 2002). (File No. 000-17363)

3.5	Articles of Incorporation, as amended and currently in effect (incorporated by reference to Exhibit 3.5 of Lifeway’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2000 and filed on August 8, 2000). (File No. 000-17363)

11	Statement re: Computation of per share earnings (incorporated by reference to Note 2 of the Consolidated Financial Statements)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Julie Smolyansky.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Edward P. Smolyansky.

32.1	Section 1350 Certification of Julie Smolyansky.

32.2	Section 1350 Certification of Edward P. Smolyansky.

99.1	Press Release dated August 14, 2006 — “Lifeway Foods Inc. Reports Second Quarter and Six Month Results.”
Reports on Form 8-K
Current Report on Form 8-K filed on April 4, 2006
Current Report on Form 8-K filed on April 6, 2006
Current Report on Form 8-K filed on May 5, 2006
Current Report on Form 8-K filed on June 20, 2006

SIGNATURE
In accordance with the requirements of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: August 14, 2006

LIFEWAY FOODS, INC.

By: /s/ Julie Smolyansky
Julie Smolyansky
Chief Executive Officer, President, and Director

/s/ Edward P. Smolyansky

Chief Financial and Accounting Officer And Treasurer

EXHIBIT INDEX

Exhibit
Number	Description

31.1	Rule 13a-14(a)/15d-14(a) Certification of Julie Smolyansky.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Edward P. Smolyansky.

32.1	Section 1350 Certification of Julie Smolyansky.

32.2	Section 1350 Certification of Edward P. Smolyansky.

99.1	Press Release dated August 14, 2006 — “Lifeway Foods Inc. Reports Second Quarter and Six Month Results.”
Reports on Form 8-K
Current Report on Form 8-K filed on April 4, 2006
Current Report on Form 8-K filed on April 6, 2006
Current Report on Form 8-K filed on May 5, 2006
Current Report on Form 8-K filed on June 20, 2006