Form 10QSB
period 2006-09-30
LIFEWAY FOODS INC
filed 2006-11-20
CIK 814586

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB
(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006

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
State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of September 30, 2006, the issuer had 16,855,889 shares of common stock, no par value, outstanding.
Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☑

302 Certifications
Section 1350 Certifications

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
LIFEWAY FOODS, INC. AND SUBSIDIARY
CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006 and 2005
AND DECEMBER 31, 2005
LIFEWAY FOODS, INC. AND SUBSIDIARIES
Consolidated Statements of Financial Condition
September 30, 2006 and 2005 (Unaudited) and December 31, 2005

	(Unaudited)
	September 30,		December, 31
	2006	2005	2005
ASSETS

Current assets
Cash and cash equivalents	$1,242,306	$4,191,755	$4,354,081
Marketable securities	8,042,189	7,580,531	7,478,697
Inventories	2,628,508	1,301,066	1,716,999
Accounts receivable, net of allowance for doubtful accounts of $45,000 and $15,000 at September 30, 2006 and 2005 and $35,000 at December 31, 2005	3,984,991	2,637,528	2,517,615
Prepaid expenses and other current assets	46,547	82,293	9,144
Other receivables	59,810	109,093	56,435
Deferred income taxes	108,154	46,881	142,772
Refundable income taxes	68,346	58,037	11,562

Total current assets	16,180,851	16,007,184	16,287,305

Property and equipment, net	8,574,181	7,755,352	7,751,446

Intangible assets
Goodwill	7,321,114	75,800	75,800
Other intangible assets, net of accumulated amortization of $142,010 and $59,379 at September 30, 2006 and 2005 and $92,432 at December 31, 2005	300,628	366,567	350,206

Total intangible assets	7,621,742	442,367	426,006

Total assets	$32,376,774	$24,204,903	$24,464,757

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Current maturities of notes payable	$1,124,284	$534,938	$532,454
Accounts payable	1,251,720	648,881	426,253
Accrued expenses	270,990	453,895	355,011

Total current liabilities	2,646,994	1,637,714	1,313,718

Notes payable	6,191,521	2,919,656	2,903,349

Deferred income taxes	346,217	362,314	348,923

Stockholders’ equity
Common stock	6,509,267	6,509,267	6,509,267
Paid-in-capital	1,080,911	82,738	90,725
Treasury stock, at cost	(1,235,542)	(1,034,172)	(1,024,659)
Retained earnings	16,807,609	13,715,660	14,422,948
Accumulated other comprehensive income (loss), net of taxes	29,797	11,726	(99,514)

Total stockholders’ equity	23,192,042	19,285,219	19,898,767

Total liabilities and stockholders’ equity	$32,376,774	$24,204,903	$24,464,757

See accompanying notes to financial statements

LIFEWAY FOODS, INC. AND SUBSIDIARIES
Consolidated Statements of Income and Comprehensive Income
For the Three and Nine Months Ended September 30, 2006 and 2005 (Unaudited)
and The Year Ended December 31, 2005

	(Unaudited)		(Unaudited)
	Three Months Ended		Nine Months Ended		Year Ended
	September 30		September 30		December 31,
	2006	2005	2006	2005	2005
Sales	$7,456,649	$5,194,648	$19,827,069	$14,924,076	$20,131,654

Cost of goods sold	4,599,428	3,073,314	11,550,612	$8,607,538	11,664,065

Gross profit	2,857,221	2,121,334	8,276,457	6,316,538	8,467,589

Operating expenses	1,737,901	1,359,171	4,820,613	$3,793,394	5,066,227

Income from operations	1,119,320	762,163	3,455,844	2,523,144	3,401,362

Other income (expense):
Interest and dividend income	86,318	72,363	294,583	212,927	323,365
Interest expense	(96,557)	(36,877)	(209,983)	(51,195)	(100,762)
Gain (loss) on sale of marketable securities, net	89,260	162,446	277,674	324,433	445,327
Gain on marketable securities classified as trading	(2,370)	(681)	691	14,355	13,773

Total other income	76,651	197,251	362,965	500,520	681,703

Income before provision for income taxes	1,195,971	959,414	3,818,809	3,023,664	4,083,065

Provision for income taxes	456,012	400,464	1,434,148	1,182,479	1,534,592

Net income	$739,959	$558,950	$2,384,661	$1,841,185	$2,548,473

Basic and diluted earnings per common share	0.04	0.03	0.14	0.11	0.15

Weighted average number of shares outstanding	16,860,139	16,786,768	16,855,889	16,815,536	16,808,992

COMPREHENSIVE INCOME

Net income	$739,959	$558,950	$2,384,661	$1,841,185	$2,548,473

Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on marketable securities (net of tax benefits)	102,436	103,458	312,717	82,988	42,708
Less reclassification adjustment for gains (losses) included in net income (net of taxes)	(73,184)	(96,369)	(183,406)	(190,442)	(261,402)

Comprehensive income	$769,211	$566,039	$2,513,972	$1,733,731	$2,329,779

See accompanying notes to financial statements

LIFEWAY FOODS, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholder’s Equity
For the Nine Months Ended September 30, 2006 (Unaudited)
and the Year Ended December 31, 2005

	Common Stock,
	No Par Value							Accumulated
	20,000,000 Shares		# of Shares					Other
	Authorized		of					Comprehensive
	# of Shares	# of Shares	Treasury	Common	Paid In	Treasury	Retained	Income (Loss),
	Issued	Outstanding	Stock	Stock	Capital	Stock	Earnings	Net of Tax	Total
Balances at December 31, 2004	17,273,776	16,882,876	390,900	$6,509,267	$64,314	$(649,039)	$11,874,475	$119,180	$17,918,197

Issuance of treasury stock	—	7,634	(7,634)	—	26,411	25,934	—	—	52,345

Redemption of stock	—	(100,000)	100,000	—	—	(401,554)	—	—	(401,554)

Other comprehensive income (loss):
Unrealized losses on securities, net of taxes and reclassification adjustment	—	—	—	—	—	—	—	(218,694)	(218,694)

Net income for the year ended December 31, 2005	—	—	—	—	—	—	2,548,473	—	2,548,473

Balances at December 31, 2005	17,273,776	16,790,510	483,266	$6,509,267	$90,725	$(1,024,659)	$14,422,948	$(99,514)	$19,898,767

Issuance of treasury stock for compensation	—	4,666	(4,666)	—	13,311	15,855	—	—	29,166

Issuance of treasury stock for acquisition of Helios	—	202,650	—	—	976,875	323,125	—	—	1,300,000

Redemption of stock	—	(89,682)	89,682	—	—	(549,863)	—	—	(549,863)

Other comprehensive income (loss):
Unrealized gains on securities, net of taxes and reclassification adjustment	—	—	—	—	—	—	—	129,311	129,311

Net income for the nine months ended September 30, 2006	—	—	—	—	—	—	2,384,661	—	2,384,661

Balances at September 30, 2006	17,273,776	16,908,144	568,282	$6,509,267	$1,080,911	$(1,235,542)	$16,807,609	$29,797	$23,192,042

See accompanying notes to financial statements

LIFEWAY FOODS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2006 and 2005 (Unaudited)
and the Year Ended December 31, 2005

	Nine Months Ended		Year Ended
	September 30,		December 31,
	2006	2005	2005
Cash flows from operating activities:
Net income	$2,384,661	$1,841,185	$2,548,473
Adjustments to reconcile net income to net cash flows from operating activities, net of acquisition:
Depreciation and amortization	457,844	486,050	650,945
(Gain)Loss on sale of marketable securities, net	(277,674)	(324,433)	(445,327)
Gain on marketable securities classified as trading	(691)	(14,355)	(13,773)
Deferred income taxes	(58,932)	(69,220)	(100,236)
Treasury stock issued for services	29,166	34,845	52,345
Increase in allowance for doubtful accounts	10,000		—
(Increase) decrease in operating assets:
Accounts receivable	(1,197,722)	(613,492)	(493,579)
Other receivables	(3,375)	(36,956)	15,702
Inventories	(691,875)	(395,369)	(811,302)
Refundable income taxes	(56,784)	200,580	247,055
Prepaid expenses and other current assets	468	(75,033)	(1,884)
Increase (decrease) in operating liabilities:
Accounts payable	427,705	7,230	(215,398)
Accrued expenses	(84,021)	258,354	159,470

Net cash provided by operating activities	938,770	1,299,386	1,592,491

Cash flows from investing activities:
Purchases of marketable securities	(5,258,207)	(5,149,008)	(6,460,561)
Sale of marketable securities	5,193,235	4,466,196	5,810,391
Purchases of property and equipment	(500,118)	(4,772,181)	(4,916,811)
Acquisition of Helios, net of cash acquired	(2,514,679)

Net cash used in investing activities	(3,079,769)	(5,454,993)	(5,566,981)

Cash flows from financing activities:
Proceeds from note payable	—	3,000,000	3,000,000
Purchases of treasury stock	(549,863)	(401,554)	(401,554)
Repayment of notes payable	(420,913)	(17,731)	(36,522)
Loan costs	—	(6,638)	(6,638)

Net cash provided by (used in) financing activities	(970,776)	2,574,077	2,555,286

Net decrease in cash and cash equivalents	(3,111,775)	(1,581,530)	(1,419,204)

Cash and cash equivalents at the beginning of the period	4,354,081	5,773,285	5,773,285

Cash and cash equivalents at the end of the period	$1,242,306	$4,191,755	$4,354,081

See accompanying notes to financial statements

LIFEWAY FOODS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2006 and 2005
and December 31, 2005
Note 1 – NATURE OF BUSINESS
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
On August 3, 2006 the Company executed a Stock Purchase Agreement with George Economy, Amani Holdings, LLC and other shareholders (“the stockholders”) of the capital stock of Helios Nutrition, Ltd. (“Helios”) and Pride Main Street Dairy, L.L.C. pursuant to which the Company purchased all of the issued and outstanding stock of Helios from the Stockholders for a combination of an aggregate amount of 202,650 in shares of the Company’s common stock, no par value, $2,526,000 in cash, and a promissory note issued by the Company in favor of Amani Stockholders in the principal amount of $4,200,000. The Stock Payment, the Cash Payment and Promissory Note are subject to adjustment under certain circumstances in accordance with the terms of the Stock Purchase Agreement.
The final net purchase price for the assets was $8,026,000 including professional fees related to the acquisition. The following table summarizes the tentative estimated fair values of the assets acquired and the liabilities assumed at the date of acquisition. The company is in the process of calculating a valuation of the identifiable intangible assets acquired; thus, the final purchase price allocation is subject to change:

Cash	$11,321
Accounts Receivable Assumed	279,654
Inventories	219,634
Equipment, Building and Land	730,883
Prepaid Items	37,871
Goodwill and Amortizable Intangibles	7,245,314

Total Assets Acquired	8,524,677
Note Payable and Accounts Payable Assumed	(498,677)

Net Assets Acquired	$8,026,000

At closing, $2,526,000 was paid of the total purchase, $1,300,000 was paid in stock, with the balance due as a $4,200,000 note to be paid in sixteen equal installments over the next sixteen quarters.

LIFEWAY FOODS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2006 and 2005
and December 31, 2005
Note 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
A summary of the significant accounting policies applied in the preparation of the accompanying financial statements follows:
Principles of consolidation
The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, LFI Enterprises, Inc., Helios Nutrition, Ltd. and Pride of Main Street Dairy, L.L.C. All significant intercompany accounts and transactions have been eliminated.
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
Revenue Recognition
Sales represent sales of Company produced dairy products that are recorded at the time of shipment and the following four criteria have been met: (i) The product has been shipped and the Company has no significant remaining obligations; (ii) Persuasive evidence of an agreement exists; (iii) The price to the buyer is fixed or determinable and (iv) Collection is probable. In addition, shipping costs invoiced to the customers are included in net sales and the related cost in cost of sales.
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
Bank balances of amounts reported by financial institutions are categorized as follows:

	September 30,		December 31
	2006	2005	2005
Amounts insured	$392,445	$500,000	$462,571
Uninsured and uncollateralized amounts	1,101,926	3,959,945	4,331,179

Total bank balances	$1,494,371	$4,459,945	$4,793,750

LIFEWAY FOODS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2006 and 2005
and December 31, 2005
Note 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – Continued
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

LIFEWAY FOODS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2006 and 2005
and December 31, 2005
Note 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – Continued
Intangible assets
The Company accounts for intangible assets at historical cost. Intangible assets acquired in a business combination are recorded under the purchase method of accounting at their estimated fair values at the date of acquisition. Goodwill represents the excess purchase price over the fair value of the net tangible and other intangible assets acquired. Goodwill related to the acquisition of Helios is subject to change based on the fair value calculated in the final purchase price allocation. Goodwill is not amortized and is reviewed for impairment at least annually. The Company amortizes other intangible assets over their estimated useful lives, as disclosed in the table below.
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

LIFEWAY FOODS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2006 and 2005
and December 31, 2005
Note 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – Continued
Treasury stock
Treasury stock is recorded using the cost method.
Advertising costs
The Company expenses advertising costs as incurred. During the year ended December 31, 2005 and for the nine months ended September 30, 2006 and 2005, approximately $1,176,440, $1,092,560 and $914,598 of such costs respectively, were expensed.
Earning per common share
Earnings per common share were computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. For the nine months ended September 30, 2006 and 2005 and the year ended December 31, 2005, diluted and basic earnings per share were the same, as the effect of dilutive securities options outstanding was not significant.
Note 3 – INTANGIBLE ASSETS
     Intangible assets, and the related accumulated amortization, consist of the following:

	September 30, 2006		September 30, 2005		December 31, 2005
		Accumulated		Accumulated		Accumulated
	Cost	Amortization	Cost	Amortization	Cost	Amortization
Recipes	$43,600	$23,617	$43,600	$12,717	$43,600	$15,442
Customer lists and other customer related intangibles	305,200	89,743	305,200	48,323	305,200	58,678
Lease acquisition	87,200	26,990	87,200	14,533	87,200	17,648
Goodwill	7,321,114	—	75,800	—	75,800	—
Loan acquisition costs	6,638	1,660	6,638	498	6,638	664

	$7,763,752	$142,010	$518,438	$76,071	$518,438	$92,432

     Amortization expense is expected to be as follows for the 12 months ending September 30:

2007	$66,105
2008	66,105
2009	56,113
2010	47,211
2011	45,157
Thereafter	19,937

$300,628

Amortization expense during the nine months ended September, 2006 and 2005 and the year ended December 31, 2005 was $49,579, $49,081 and $65,442, respectively.

LIFEWAY FOODS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2006 and 2005
And December 31, 2005
Note 4 – MARKETABLE SECURITIES
The cost and fair value of marketable securities classified as available for sale and trading are as follows:

				Loss on
				Marketable
				Securities
		Unrealized	Unrealized	Classified as	Fair
September 30, 2006	Cost	Gains	Losses	Trading	Value
Equities	$2,918,943	$249,781	$(150,197)		$3,018,527
Mutual Funds	288,630	2,447	(3,666)		287,411
Preferred Securities	1,491,741	5,214	(28,560)		1,468,395
Private Investment LP	600,000	42,660	—		642,660
Certificates of Deposit	225,000	1,305	(2,393)		223,912
Corporate Bonds	2,153,896	3,238	(70,694)		2,086,440
Municipal Bonds	160,757	1,828	(203)		162,382
Government agency	154,483	—	—	(2,021)	152,462

Total	$7,993,450	$306,473	$(255,713)	(2,021)	$8,042,189

				Loss on
				Marketable
				Securities
		Unrealized	Unrealized	Classified as	Fair
September 30, 2005	Cost	Gains	Losses	Trading	Value
Equities and Mutual Funds	$4,136,818	$221,349	$(121,835)	—	$4,236,332
Preferred Securities	955,233		(19,849)	—	935,384
Certificates of Deposit	150,000		(3,630)	—	146,370
Corporate Bonds	2,159,363		(55,732)	—	2,103,631
Municipal bonds	61,275	1,012	(1,341)	—	60,946
Government agency	100,000	—	—	(2,132)	97,868

Total	$7,562,689	$222,361	$(202,387)	$(2,132)	$7,580,531

LIFEWAY FOODS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2006 and 2005
and December 31, 2005
Note 4 – MARKETABLE SECURITIES – Continued

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

Proceeds from the sale of marketable securities were $5,810,391, $5,196,300 and $4,466,196 during the year ended December 31, 2005 and for the nine months ended September 30, 2006 and 2005, respectively.
Gross gains of $445,327, $277,674 and $324,433 were realized on these sales during the year ended December 31, 2005 and for the nine months ended September 30, 2006 and 2005, respectively.
The following table shows the gross unrealized losses and fair value of Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2006:

	Less Than 12 Months		12 Months or Greater		Total
Description of		Unrealized		Unrealized		Unrealized
Securities	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

Equities	$903,773	$(107,132)	$205,404	$(43,065)	$1,109,177	$(150,197)
Mutual Funds	10,710	(566)	96,900	(3,100)	107,610	(3,666)
Preferred Securities	330,360	(3,115)	682,405	(25,445)	1,012,765	(28,560)
Certificates of Deposit	72,607	(2,393)	—	—	72,607	(2,393)
Corporate Bonds	711,128	(24,186)	861,227	(46,508)	1,572,355	(70,694)
Municipal Bonds	—	—	19,802	(203)	19,802	(203)

	$2,028,578	$(137,392)	$1,865,738	$(118,321)	$3,894,316	(255,713)

LIFEWAY FOODS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2006 and 2005
and December 31, 2005
Note 4 – MARKETABLE SECURITIES – Continued
Equities, Mutual Funds and Corporate Bonds — The Company’s investments in equity securities, mutual funds and corporate bonds consist of investments in common stock and debt securities of companies in various industries. The Company evaluated the near-term prospects of the issuer in relation to the severity and duration of the impairment. Based on that evaluation and the Company’s ability and intent to hold these investments for a reasonable period of time sufficient for a forecasted recovery of fair value, the Company does not consider any material investments to be other-than-temporarily impaired at September 30, 2006.
Preferred Securities — The Company’s investments in preferred securities consist of investments in preferred stock of companies in various industries. The Company evaluated the near-term prospects of the security in relation to the severity and duration of the impairment. Based on that evaluation and the Company’s ability and intent to hold these investments for a reasonable period of time sufficient for a forecasted recovery of fair value, the Company does not consider any material investments to be other-than-temporarily impaired at September 30, 2006.
Private Investment Limited Partnership — The Company’s investments in private limited partnerships consist of one limited partnership interest. The Company evaluated the near-term prospects of the investment in relation to the severity and duration of the impairment. Based on that evaluation and the Company’s ability and intent to hold these investments for a reasonable period of time sufficient for a forecasted recovery of fair value, the Company does not consider it’s investment to be other-than-temporarily impaired at September 30, 2006.
Certificates of Deposit — The unrealized losses on the Company’s investments in certificates of deposit were caused by interest rate increases since the date of purchase. The contractual terms of these investments do not permit the issuers to settle the securities at a price less than the face value of the investment. Because the Company has the ability and intent to hold these investments until maturity, the Company does not consider these investments to be other-than-temporarily impaired at September 30, 2006.
Municipal Bonds — The unrealized losses on the Company’s investments in mutual bonds were caused by interest rate increases since the date of purchase. Because the Company has the ability and intent to hold these investments until maturity, the Company does not consider these investments to be other-than-temporarily impaired at September 30, 2006.
Note 5 – INVENTORIES
     Inventories consist of the following:

	September 30,		December 31,
	2006	2005	2005
Finished goods	$988,212	$537,514	$658,522
Production supplies	905,615	460,664	662,310
Raw materials	734,681	302,888	396,167

Total inventories	$2,628,508	$1,301,066	$1,716,999

LIFEWAY FOODS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2006 and 2005
and December 31, 2005
Note 6 – PROPERTY AND EQUIPMENT
     Property and equipment consist of the following:

	September 30,		December 31,
	2006	2005	2005
Land	$969,232	$909,232	$909,232
Buildings and improvements	6,715,371	6,441,412	6,443,043
Machinery and equipment	6,961,853	5,667,016	5,806,853
Vehicles	534,365	510,510	513,670
Office equipment	89,192	78,763	78,763

	15,270,013	13,606,938	13,751,561
Less accumulated depreciation	6,695,832	5,851,581	6,000,115

Total property and equipment	$8,574,181	$7,755,352	$7,751,446

Depreciation expense during the year ended December 31, 2005 and for the nine months ended September 30, 2006 and 2005 was $585,503, $408,266 and $436,969, respectively.
Note 7 – ACCRUED EXPENSES
     Accrued expenses consist of the following:

	September 30,		December 31,
	2006	2005	2005
Accrued payroll and payroll taxes	$34,979	$135,090	$104,873
Accrued property tax	202,080	312,112	244,916
Other	33,931	6,693	5,222

	$270,990	$453,895	$355,011

Note 8 – NOTES PAYABLE
     Notes payable consist of the following:

	September 30,		December 31,
	2006	2005	2005
Mortgage note payable to a bank, payable in monthly installments of $3,273 including interest at 7%, with a balloon payment of $416,825 due September 25, 2011. Collateralized by real estate.	$455,079	$465,179	$462,695
Mortgage note payable to a bank, payable in monthly installments of $19,513 including interest at 5.6%, with a balloon payment of $2,652,143 due July 14, 2010. Collateralized by real estate.	2,923,226	2,989,415	2,973,108
Note payable to Amani Holding LLC, payable in quarterly installments of $262,500 plus interest at the floating prime rate per annum due September 1, 2010 secured by letter of credit	3,937,500	—	—

Total notes payable	7,315,805	3,454,594	3,435,803
Less current maturities	1,124,284	534,938	532,454

Total long-term portion	$6,191,521	$2,919,656	$2,903,349

LIFEWAY FOODS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2006 and 2005
and December 31, 2005
Note 8 – NOTES PAYABLE – Continued
     Maturities of notes payables are as follows:

For the year ended September 30,
2007	$1,124,284
2008	1,125,226
2009	1,126,597
2010	3,522,873
2011	416,825

Total	$7,315,805

Note 9 – PROVISION FOR INCOME TAXES
     The provision for income taxes consists of the following:

			For the
	For the Nine Months Ended		Year Ended
	September 30,		December 31,
	2006	2005	2005
Current:
Federal	$1,203,942	$1,050,319	$1,364,033
State and local	289,274	201,380	270,795

Total current	1,493,216	1,251,699	1,634,828
Deferred	(59,068)	(69,220)	(100,236)

Provision for income taxes	$1,434,148	$1,182,479	$1,534,592

A reconciliation of the provision for income taxes and the income tax computed at the statutory rate is as follows:

			For The
	For The Nine Months Ended		Year Ended
	September 30,		December 31,
	2006	2005	2005
Federal income tax expense computed at the statutory rate	$1,298,395	$1,028,045	$1,388,242
State and local tax expense, net	183,268	145,136	195,987
Permanent differences	(47,515)	9,298	(49,637)

Provision for income taxes	$1,434,148	$1,182,479	$1,534,592

LIFEWAY FOODS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2006 and 2005
and December 31, 2005
Note 9 – PROVISION FOR INCOME TAXES – Continued
     Amounts for deferred tax assets and liabilities are as follows:

	September 30,		December 31
	2006	2005	2005
Non-current deferred tax liabilities arising from:
Temporary differences — accumulated depreciation	$(346,217)	$(362,314)	$(348,923)
Current deferred tax assets (liabilities) arising from:
Unrealized losses (gains) on marketable securities	(20,965)	(8,250)	70,016
Inventory	110,533	55,131	72,756
Allowance for doubtful accounts	18,585	—	—

Total current deferred tax assets (liabilities)	108,153	46,881	142,772

Net deferred tax liability	$(238,064)	$(315,433)	$(206,151)

Note 10 – SUPPLEMENTAL CASH FLOW INFORMATION
     Cash paid for interest and income taxes are as follows:

			For Year
	For the Nine Months Ended		Ended
	September 30,		December 31,
	2006	2005	2005
Interest	$209,983	$51,195	$100,762
Income taxes	$1,555,444	$1,053,064	$1,425,600
The Company had the following non-cash investing and financing activities during the period. As described in Note 1, the Company issued 202,650 shares of common stock with a fair value of $1,300,000 and a promissory note in the principal amount of $4,200,000 as partial consideration for the acquisition of Helios.
Note 11 – STOCK OPTION PLANS
The Company has a registration statement filed with the Securities and Exchange Commission in connection with a Consulting Service Compensation Plan covering up to 600,000 of the Company’s common stock shares. Pursuant to such Plan, the Company may issue common stock or options to purchase common stock to certain consultants, service providers, and employees of the Company. There were 468,000 shares available for issuance under the Plan at December 31, 2005 and at September 30, 2006 and 2005. The option price, number of shares, grant date, and vesting terms are determined at the discretion of the Company’s Board of Directors.
As of December 31, 2005 and at September 30, 2006 and 2005, there were no stock options outstanding or exercisable.

LIFEWAY FOODS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2006 and 2005
and December 31, 2005
Note 11 – STOCK OPTION PLANS – Continued
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
On May 23, 2005, Lifeway’s Board of Directors approved awards of an aggregate amount of 11,200 common shares to be awarded under its Employee and Consulting Services and Compensation Plan to certain employees and consultants for services rendered to the Company. The stock awards were made on June 1, 2005 and have vesting periods of one year. The expense for the awards is measured as of June 1, 2005 at $6.25 per share for 11,200 shares, or a total stock award expense of $70,000. This expense will be recognized as the stock awards vest in 12 equal portions of $5,833, or 932 shares per month for one year. During 2005, 7,534 shares vested and the Company recognized a related expense of $40,833. During the nine months ended September 30, 2006, 4,666 shares vested for an expense of $29,166.
Note 12 – FAIR VALUE OF FINANCIAL INSTRUMENTS
     The estimated fair value of the Company’s financial instruments is as follows at:

	September 30,		September 30,		December 31,
	2006		2005		2005
	Carrying	Fair	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value	Amount	Value
Cash and cash equivalents	$1,242,306	$1,242,306	$4,191,755	$4,191,755	$4,354,081	$4,354,081
Marketable securities	$8,042,189	$8,042,189	$7,580,531	$7,580,531	$7,478,697	$7,478,697
Notes payable	$7,315,805	$7,275,702	$3,454,594	$3,437,469	$3,435,803	$3,416,969
Note 13 – LITIGATION SETTLEMENT
During 2005, the Company agreed to pay $95,000 in the settlement of a lawsuit regarding the alleged non payment of overtime wages.
Note 14 – RECENT ACCOUNTING PRONOUNCEMENTS
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

LIFEWAY FOODS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2006 and 2005
and December 31, 2005
Note 15 — STOCK SPLIT
On June 8, 2006, the Board of Directors approved a two-for-one split of the Company’s common stock and an amendment to its charter to increase the number of common shares authorized from 10 million to 20 million. As a result of the stock split, each shareholder of record at the close of business on July 19, 2006 received one additional share of common stock for every one share held on such date. Upon completion of the split, the total number of shares of common stock outstanding increased from approximately 8,391,000 to approximately 16,782,000.
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
Comparison of Quarter Ended September 30, 2006 to Quarter Ended September 30, 2005
The following analysis should be read in conjunction with the unaudited financial statements of the Company and related notes included elsewhere in this quarterly report and the audited financial statements and Management’s Discussion and Analysis contained in our Form 10-KSB, for the fiscal year ended December 31, 2005, and in the Management’s Discussion and Analysis contained in our Form 10-QSB, for the fiscal quarters ended March 31, 2006, and June 30, 2006.
Results of Operations
Total sales for the third quarter ended September 30, 2006 were $7,456,649. This represents the existing Lifeway Foods business line, as well as the Helios Nutrition subsidiary that was acquired July 27, 2006. Helios Nutrition and its subsidiary, Pride of Main Street Dairy accounted for a total of $897,614 in sales, with the Helios kefir brand accounting for $763,953 in sales, and the Pride of Main Street line accounting for $133,661 in sales.
Sales for the existing Lifeway Foods line increased by $1,364,386 (approximately 27%) to $6,559,034 during the three-month period ended September 30, 2006 from $5,194,648 during the same three-month period in 2005. This increase is primarily attributable to increased sales and awareness of Lifeway’s existing drinkable dairy products including La Fruta, its flagship line, Kefir, as well as Lifeway’s new kids kefir drink, Probugs™.
Cost of goods sold as a percentage of sales for the Lifeway Foods line was approximately 60% during the third quarter 2005, compared to about 59% during the same period in 2005. The increase was primarily attributable to the cost of freight, Lifeway’s second largest cost of goods sold component, which was 85% higher in the third quarter 2006 compared to the same period in 2005. We expect to see the cost of freight decrease during the fourth quarter 2006.
Operating expenses as a percentage of sales for the Lifeway Foods line was approximately 25% during the third quarter 2006, compared to about 26% during the same period in 2005. Even though Lifeway incurred numerous one time legal and regulatory expenses related to the third quarter 2006 stock split, and the Helios acquisition, Lifeway was still able to decrease its operating expenses.
This decrease is primarily attributable to our continuing efforts to improve our production automation, through capital investments, thereby improving our overall operating income.
Total other income for the third quarter ended September 30, 2006 was $76,651, compared with $197,251 during the same period in 2005. This decrease is attributable to a $59,680 increase in interest expense, which includes approximately $56,000 in interest related to a $4.2 million note payable issued in connection with the Helios acquisition in July 2006, which was absent in 2005. The $4.2 million note payable is discussed in Note 8 of the Notes to Consolidated Financial Statements. The decrease is also attributable to gains on the sale of marketable securities, which was $89,260 in the third quarter ended September 2006, compared with $162,446 in the same period in 2005.
Provision for income taxes was $456,012, or a 38% tax rate during the third quarter 2006 compared with $400,464, or a 42% tax rate during the same period in 2005. Income taxes are discussed in Note 9 of the Notes to Consolidated Financial Statements.
Total net income for the group was $739,959, or $.04 per split adjusted share for the third quarter ended September 30, 2006, compared with $558,950 or $.03 per split adjusted share in the same period in 2005. This represents a 32% year over year increase.
Comparison of Nine Month Period Ended September 30, 2006 to Nine Month Period Ended September 30, 2005
Results of Operations
Total sales for the nine months ended September 30, 2006 were $19,827,069. This represents the existing Lifeway Foods business line, as well as the Helios Nutrition subsidiary that was acquired July 27, 2006. Helios Nutrition and its subsidiary, Pride of Main

Street Dairy accounted for a total of $897,615 in sales, with the Helios kefir brand accounting for $763,953 in sales, and the Pride of Main Street line accounting for $133,661 in sales.
Sales for the existing Lifeway Foods line increased by $4,005,377 (approximately 27%) to $18,929,453 during the nine month period ended September 30, 2006 from $14,924,076 during the same nine month period in 2005. This increase is primarily attributable to increased sales and awareness of Lifeway’s existing drinkable dairy products including La Fruta, its flagship line, Kefir, as well as Lifeway’s new kids kefir drink, Probugs™.
Cost of goods sold, as a percentage of sales for the Lifeway Foods line was approximately 58% during the nine month period ended September 30, 2006, compared to about 58% during the same period in 2005. Even though Lifeway’s second largest cost of goods sold component, freight, increased 66% during the nine month period in 2006 compared to the same period in 2005, Lifeway was able to maintain a similar cost of goods level as in 2005 by maximizing its production efficiency. We expect to see the cost of freight to decrease during the fourth quarter 2006.
Total other income for the nine months ended September 30, 2006 was $362,965, compared with $500,520 during the same period in 2005. This decrease is primarily attributable to a $158,788 increase in interest expense, which includes approximately $56,000 in interest related to a $4.2 million note payable issued in connection with the Helios acquisition in July 2006, which was absent in 2005. The $4.2 million note payable is discussed in Note 8 of the Notes to Consolidated Financial Statements.
Total net income for the group was $2,384,661, or $.14 per split adjusted share for the nine months ended September 30, 2006, compared with $1,841,185 or $.11 per split adjusted share in the same period in 2005. This represents a 30% year over year increase.
Sources and Uses of Cash
Net cash used in investing activities was $3,079,769 during the nine months ended September 30, 2006, which is a decrease of $2,375,224 compared to the same period in 2005. This decrease is primarily due to the Company’s purchase of a storage and distribution facility in 2005 of approximately $4.2 million. The company also used $2,514,679 net of cash acquired to purchase Helios Nutrition. The acquisition is discussed in Note 1 of the Notes to Consolidated Financial Statements.
Net cash used by financing activities was $970,776 during the nine months ended September 30, 2006, which is an increase of $3,554,853 compared to $2,574,077 of net cash provided by financing activities during the same period in 2005. This decrease is primarily attributable to the Company financing the purchase of the above mentioned facility in 2005. The Company took out a $3 million dollar note that has a maturity of 5 years, at an interest rate of 5.6%. The Company also purchased 89,682 shares of its treasury stock at a cost of $549,863 in the first nine months of 2006. In the first nine months of 2005, the Company purchased 100,000 shares of its treasury stock at a cost of $401,554 in the first nine months of 2005.
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

Lifeway closed the acquisition of Helios Nutrition, Ltd. (“Helios”) on August 3, 2006 by acquiring all of the issued and outstanding shares of Helios held by the Helios shareholders. Lifeway acquired all of the issued and outstanding stock of Helios from the stockholders for a combination of shares of common stock of Lifeway, cash and a promissory note issued by the Company in favor of the Helios’ stockholders in the principal amount of $4,200,000. As a condition of this transaction, Lifeway filed a Form S-3 on September 14, 2006 to register the shares issued to the stockholders. The review by the U.S. Securities Exchange Commission is still pending.
On June 8, 2006, Lifeway’s Board of Directors voted to ratify, approve and accept a subdivision of the issued and outstanding common stock of the Company (a forward split) at a ratio of two shares (2) shares for each share of common stock issued and outstanding. This forward split became effective on August 16, 2006 for shareholders of record as of the close of business on July 19, 2006.
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
Forward Looking Statements
In this report, in reports subsequently filed by Lifeway with the SEC on Form 10-QSB and filed or furnished on Form 8-K, and in related comments by management, our use of the words “believe,” “expect,” “anticipate,” “estimate,” “forecast,” “objective,” “plan,” “goal,” “project,” “explore,” “priorities/targets,” and similar expressions is intended to identify forward-looking statements. While these statements represent our current judgment on what the future may hold, and we believe these judgments are reasonable, actual results may differ materially due to numerous important factors that are described in this report and other factors that may be described in subsequent reports which Lifeway may file with the SEC on Form 10-QSB and filed or furnished on Form 8-K, including but not limited to:
•	Changes in economic conditions, commodity prices;

•	Shortages of and price increases for fuel, labor strikes or work stoppages, market acceptance of the Company’s new products;

•	Significant changes in the competitive environment;

•	Changes in laws, regulations, and tax rates; and

•	Management’s ability to achieve reductions in cost and employment levels, to realize production efficiencies and to implement capital expenditures, all at of the levels and times planned by management.

ITEM 3. CONTROLS AND PROCEDURES
As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934 (the “Exchange Act”). Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.
There was no change in our internal control over financial reporting during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.
PART II — OTHER INFORMATION
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Exhibit
Number	Description

3.4	Amended and Restated By-laws (incorporated by reference to Exhibit No. 3.5 of Lifeway’s Current Report on Form 8-dated and filed on December 10, 2002). (File No. 000-17363)

3.5	Articles of Incorporation, as amended and currently in effect (incorporated by reference to Exhibit 3.5 of Lifeway’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2000 and filed on August 8, 2000). (File No. 000-17363)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Julie Smolyansky.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Edward P. Smolyansky.

32.1	Section 1350 Certification of Julie Smolyansky.

32.2	Section 1350 Certification of Edward P. Smolyansky.
Reports on Form 8-K
1.	Incorporated herein by reference to the Form 8-K filed with the Commission on July 10, 2006 (File No. 000-17363).

2.	Incorporated herein by reference to the Form 8-K filed with the Commission on August 9, 2006 (File No. 000-17363).

SIGNATURE
In accordance with the requirements of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: November 20, 2006

LIFEWAY FOODS, INC.
By: /s/ Julie Smolyansky
Julie Smolyansky
Chief Executive Officer, President, and Director

/s/ Edward P. Smolyansky
Chief Financial and Accounting Officer
And Treasurer

EXHIBIT INDEX

Exhibit
Number	Description

31.1	Rule 13a-14(a)/15d-14(a) Certification of Julie Smolyansky.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Edward P. Smolyansky.

32.1	Section 1350 Certification of Julie Smolyansky.

32.2	Section 1350 Certification of Edward P. Smolyansky.
Reports on Form 8-K
1.	Incorporated herein by reference to the Form 8-K filed with the Commission on July 10, 2006 (File No. 000-17363).

2.	Incorporated herein by reference to the Form 8-K filed with the Commission on August 9, 2006 (File No. 000-17363).