Form 10KSB
period 2006-12-31
LIFEWAY FOODS INC
filed 2007-04-02
CIK 814586

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from: to

Commission file number: 0-17363

LIFEWAY FOODS, INC.
(Name of small business issuer in its charter)

Illinois (State or other jurisdiction of incorporation or organization)	36-3442829 (IRS Employer Identification No.)

6431 West Oakton, Morton Grove, Illinois	60053
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number:
(847) 967-1010

Securities registered under Section 12(b) of the Exchange Act:
None

Securities registered under Section 12(g) of the Exchange Act:
Common Stock, No Par Value

Check whether the issuer is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  ☐

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☑

The issuer’s revenues for its most recent fiscal year were: $27,720,713

The aggregate market value of the voting and non-voting common equity held by non-affiliates (approximately 4,263,682 shares) computed by reference to the price at which the stock was sold as of March 1, 2007 ($9.34 per share as quoted on the National Market System of the Nasdaq Stock Market) was: $39,822,790.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐     No ☑

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

The number of shares outstanding of each of the issuer’s classes of common equity, as of March 1, 2007 is 16,897,826 shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Notice of Annual Meeting and Proxy Statement, to be filed no later than April 30, 2007, for the Registrant’s 2007 Annual Meeting of Shareholders, scheduled to be held June 9, 2007, are incorporated by reference in Part III.

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

On August 3, 2006, the Company acquired all of the issued and outstanding stock of Helios Nutrition, Ltd. (“Helios”) from the stockholders of Helios for a combination of 202,650 shares of the Company’s common stock, $2,500,000 in cash, and a promissory note issued by the Company in favor of Amani Holdings, LLC in the principal amount of $4,200,000.

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

LA FRUTA DRINKABLE YOGURT.  “La Fruta” is a yogurt like drink similar to a milkshake or smoothie that is specifically formulated to accommodate the Hispanic market, the fastest growing demographic in the U.S. La Fruta is manufactured in six flavors: strawberry, mango, pina colada, banana- strawberry, horchata and tres leches.

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

PROBUGS.  “ProBugs” is a kefir product that contains 10 live and active kefir cultures. Aimed at children ages 2-9, ProBugs comes in two flavors, “Sublime Slime Limetm” and “Orange Creamy Crawlertm” and is packaged in patented no spill spout pouches designed as cartoon bug characters Peter and Polly ProBugtm.

Lifeway intends to continue to develop new products based on kefir and Farmer Cheese. There is no assurance that such products or any other new products can be developed successfully or marketed profitably.

DISTRIBUTION

With its twelve company-owned trucks, Lifeway distributes its products directly and extensively in the State of Illinois, primarily in the Chicago metropolitan area. Lifeway also distributes over 40 different assorted cream cheese products under the Cream Cheese Gourmet brand name in the Philadelphia and Tri State metropolitan area.

In addition to the Chicago and Philadelphia and Tri State metropolitan areas, Lifeway’s products are distributed to stores throughout the United States. Lifeway has verbal distribution arrangements with various distributors throughout the United States. These verbal distribution arrangements, in the opinion of Lifeway, allow management the necessary latitude to expand into new areas and markets and establish new relationships with distributors on an ongoing basis. Lifeway has not offered any exclusive territories to any distributors.

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

In connection with the certain Stockholders’ Agreement, as amended, between Lifeway, Danone Foods, Inc. and other parties, as well as certain other transactions between these two foregoing companies described elsewhere in this report, the parties agreed that they would not compete with each other during the term of the Stockholders’ Agreement, as extended, with respect to certain yogurt, cheese and kefir products. Specifically, Lifeway agreed not to produce or sell in the United States or Western Europe any type of yogurt, fromage frais, Italian style cheese, chilled desserts or any soy-based products, other than those that are kefir-based or those that were already being produced and sold by Lifeway as of December 24, 1999; and Danone agreed not to produce or sell any type of kefir-based products in the United States. On December 26, 2006, the term of the Stockholders’ Agreement was extended to December 31, 2007.

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

MAJOR CUSTOMERS

Lifeway distributes its products to numerous accounts throughout the United States. Concentrations of credit with regard to trade accounts receivable and sales are limited due to the fact that Lifeway’s customers are spread across different geographic areas. The customers are concentrated in the retail food industry. In 2006, Lifeway’s largest customer represented approximately 9% of sales and reflected sales in various regions of the United States outside the Chicago, Illinois metropolitan area.

TRANSACTIONS WITH GROUPE DANONE SA

All share amounts and prices in this subsection are historical and have not been adjusted for the stock split which occurred in the first quarter of 2004 or in the second quarter of 2006. On October 1, 1999, Lifeway and certain members of the Smolyansky family sold shares of restricted common stock to Danone at $10.00 per share. Later in 1999, Danone purchased additional shares of common stock from certain individuals, including shares purchased in transactions with certain Company affiliates, including Lifeway’s founder Michael Smolyansky, Val Nikolenko, Vice President of Production and Pol Sikar, a director, and his affiliates. As a result of these transactions, Danone became the beneficial owner of 20% of the outstanding common stock of Lifeway. Pursuant to the terms and conditions of the transaction, Lifeway granted certain limited rights to Danone, which include a right to nominate one director, anti-dilutive rights relating to future offerings and limited registration rights. In addition, as described above, Lifeway and Danone are parties to a Stockholders’ Agreement dated October 1, 1999, pursuant to which the parties agreed that they would not compete with each other through December 30, 2005 with respect to certain yogurt, cheese and kefir products. The Stockholders’ Agreement also provides that Danone may not own more than 20% of the outstanding common stock of Lifeway as a result of direct or indirect acquisition of shares. Danone’s interest as of December 31, 2006 was approximately 20.1% due to reductions in Lifeway’s shares outstanding, primarily due to share repurchases by Lifeway. On December 26, 2006, the term of the Stockholders’ Agreement was extended to December 31, 2007. The ability of Danone to sell such a large stake in Lifeway could have a negative effect on the Company’s stock price.

PATENTS, TRADEMARKS, LICENSES, ROYALTY AGREEMENTS

All trademark registrations have been granted by the United States Patent and Trademark Office (“USPTO”), unless otherwise noted below. Each trademark registration may be renewed upon expiration. Lifeway intends to make all timely filings as required for all trademarks listed.

Expiration of
Mark	Use	Date of Registration	Registration	Comments

Lifeway	Cheese and kefir	December 12, 1989	December 12, 2009	Registration was timely renewed for a 10 year period on December 12, 1999. Registration is renewable between the 19th and 20th anniversaries of the registration date or the six-month grace period following the registration expiration date.
Golden Zesta	Dehydrated vegetable soup mix; and spices, seasonings, food for non-nutritional purposes for use as a flavoring	August 19, 1997	August 19, 2007	An Affidavit of Continued Use was timely filed between the 5th and 6th anniversaries of the registration date. Registration is renewable between the 9th and 10th anniversaries of the registration date or the six-month grace period following the registration expiration date.
Sweet Kiss	Cheese, cottage cheese and other milk products, excluding ice cream, ice milk and frozen yogurt	February 10, 1998	February 10, 2008	An Affidavit of Continued Use was timely filed between the 5th and 6th anniversaries of the registration date. Registration is renewable between the 9th and 10th anniversaries of the registration date or the six-month grace period following the registration expiration date.

Expiration of
Mark	Use	Date of Registration	Registration	Comments

Kwashenka	Kefir, yogurt, cheeses, cottage cheeses and other milk products, excluding ice cream, ice milk and frozen yogurt	February 10, 1998	February 10, 2008	An Affidavit of Continued Use was timely filed between the 5th and 6th anniversaries of the registration date. Registration is renewable between the 9th and 10th anniversaries of the registration date or the six-month grace period following the registration expiration date.
Bambino	Cheeses, cottage cheeses and other milk products	October 7, 2003	October 7, 2013	Registration is renewable at the time of expiration provided mandatory documents are filed with the USPTO between the 5th and 6th anniversaries of the registration date or the six-month grace period following the sixth anniversary date.
KPECTBRHCKNN (A stylized presentation of ‘‘Krestyanskiy” in Cyrillac characters)	Cheeses, cottage cheeses and other milk products excluding ice cream, ice milk and frozen yogurt	September 8, 1998	September 8, 2008	An Affidavit of Continued Use was timely filed between the 5th and 6th anniversaries of the registration date. Registration is renewable between the 9th and 10th anniversaries of the registration date or the six-month grace period following the registration expiration date.
BasicsPlus	Dairy-based food beverages for use as a dietary supplement	September 7, 1999	September 7, 2009	In May 1998, GalaGen, Inc., assigned the entire interest, including the goodwill, of this mark to Lifeway. An Affidavit of Continued Use was timely filed between the 5th and 6th anniversaries of the registration date. Registration is renewable between the 9th and 10th anniversaries of the registration date or the six-month grace period following the registration expiration date.
BA3APHBIII (A stylized presentation of ‘‘Bazarniy” in Cyrillic characters)	Pressed unripened cheese	July 25, 2000	July 25, 2010	Registration is renewable at the time of expiration provided mandatory documents are filed with the USPTO between the 5th and 6th anniversaries of the registration date or the six-month grace period following the sixth anniversary date.
SoyTreat	Soy-based food beverage intended for use as cultured milk substitute	December 19, 2000	December 19, 2010	Registration is renewable at the time of expiration provided mandatory documents are filed with the USPTO between the 5th and 6th anniversaries of the registration date or the six-month grace period following the sixth anniversary date.

Expiration of
Mark	Use	Date of Registration	Registration	Comments

Garden Harmony	Unripened cheese-based spread	March 20, 2001	March 20, 2011	Registration is renewable at the time of expiration provided mandatory documents are filed with the USPTO between the 5th and 6th anniversaries of the registration date or the six-month grace period following the sixth anniversary date.
Korovka	Dairy-based spread	November 6, 2001	November 6, 2011	Registration is renewable at the time of expiration provided mandatory documents are filed with the USPTO between the 5th and 6th anniversaries of the registration date or the six-month grace period following the sixth anniversary date.
La Fruta	Cultured milk products, excluding ice cream, ice milk and frozen yogurt	March 29, 2005	March 29, 2015	Registration is renewable at the time of expiration provided mandatory documents are filed with the USPTO between the 5th and 6th anniversaries of the registration date or the six-month grace period following the sixth anniversary date.
PTICHYE MOLOKO (a stylized presentation of ‘‘Ptichye Moloko” in Cyrillic characters)	Kefir, yogurt, cheeses, cottage cheeses and other milk products, excluding ice cream, ice milk and frozen yogurt	October 18, 2005	October 18, 2015	Registration is renewable at the time of expiration provided mandatory documents are filed with the USPTO between the 5th and 6th anniversaries of the registration date or the six-month grace period following the sixth anniversary date.
BIOKEFIR	yogurt, cheeses, cottage cheeses and other milk products, excluding ice cream, ice milk and frozen yogurt			Application filed September 23, 2004 on an intent-to-use basis. A Notice of Allowance was issued on November 29, 2005. A Statement of Use is due on May 29, 2006 or within the 3 year extension period following the Notice of Allowance date. After acceptance of the Statement of Use, registration will precede in due course.
FRUIT N FIT	Dairy-based beverages			Application filed March 15, 2006 on an intent-to-use basis.
FRUIT N FIT	Fruit beverages; smoothies			Application filed March 15, 2006 on an intent-to-use basis.
SUBLIME SLIME LIME	Dairy-based beverages; dairy-based food beverages; kefir; soy- based food beverage used as milk substitute			Application filed February 3, 2006 on an intent-to-use basis.

Expiration of
Mark	Use	Date of Registration	Registration	Comments

PROBUGS	Dairy-based beverages; dairy-based food beverages; kefir; soy- based food beverage used as milk substitute			Application filed February 3, 2006 on an intent-to-use basis.
ORANGE CREAMY CRAWLER	Dairy-based beverages; dairy-based food beverages; kefir; soy- based food beverage used as milk substitute			Application filed February 3, 2006 on an intent-to-use basis.
	Dairy-based beverages; dairy-based food beverages; kefir; soy- based food beverage used as milk substitute			Application filed February 3, 2006 on an intent-to-use basis.
	Dairy-based beverages; dairy-based food beverages; kefir; soy- based food beverage used as milk substitute			Application filed February 3, 2006 on an intent-to-use basis.
PRIDE OF MAIN STREET	Dairy Product	November 9, 1987	November 9, 2007	Only for the State of MN, not in US
HELIOS NUTRITION	Dairy products and functional foods	October 5, 1999	October 5, 2009

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

In connection with the purchase of Ilya’s Farm, Inc., the Company has undertaken a royalty obligation of 5% of all sale of Ilya’s Farm, Inc.’s products, which is paid quarterly, in arrears.

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

In addition, any Lifeway products exported to Canada would be subject to strict quotas imposed by the Trade Control Policy Division of the Department of Foreign Affairs and International Trade of Canada. Lifeway believes that it currently is in compliance with all applicable Canadian regulations. The Company exported $5000 in products to Canada in 2006.

RESEARCH AND DEVELOPMENT

Lifeway continues its program of new product development, centered around the nutritional and “low calorie” features of its proprietary kefir formulas.

Lifeway conducts primarily all of its research internally, but at times will employ the services of an outside testing facility. During 2006 and 2005, the amount Lifeway expended for research and new product development was not material to the financial position of Lifeway.

EMPLOYEES

Lifeway currently employs approximately 120 employees, all of whom are full-time employees. Substantially all of these employees are engaged in the manufacturing of the Company’s products. None of Lifeway’s employees are covered by collective bargaining agreements.

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

On October 16, 1996, Lifeway purchased a 110,000 square foot commercially-zoned parcel of real property, including a 46,000 square foot one-story brick building in good condition, located at 6431 Oakton Avenue, Morton Grove, Illinois. This property is used as Lifeway’s corporate headquarters and main manufacturing facility. This property has been improved every year since the time of purchase by the addition of custom-built refrigerated storage space and the addition of various machinery and equipment used to manufacture, package and store Lifeway’s products. Lifeway is the only occupant of this property and presently holds fee simple title subject to a mortgage which secures the property as collateral for the acquisition loan to Lifeway from MB Financial Bank of Morton Grove. The acquisition loan was refinanced in September 2006 at a rate of 7% and is payable in monthly principal and interest installments of $3,273, with a balloon payment of $416,825 due in September 2011. At December 31, 2006, the loan had a balance of $453,355. The value of this property may be subject to real estate market forces that typically affect industrial real estate in the area immediately surrounding the property. The Company’s book value for this property is approximately $1,229,054.

In June, 2005 the Company purchased a 100,000-square-foot distribution and warehousing facility that is equipped with 40,000 square feet of refrigeration. The facility, located at 6101 Gross Point Road in Niles, Illinois, will be used to store raw materials and finished goods in order to relieve space pressures at the Company’s existing 50,000-square foot building, less than a mile away. The additional space at the Company’s main plant will be used to expand production capacity for the Company’s kefir and other probiotic products. Lifeway is the only occupant of this property and presently holds fee simple title subject to a mortgage which secures the property as collateral for the acquisition loan to Lifeway from Harris Bank at a rate of 5.6% and is payable in monthly principal and interest installments of $19,513 with a balloon payment of $2,652,142.70 due July 14, 2010. At December 31, 2006, the loan had a balance of $2,905,288. The value of this property may be subject to real estate market forces that typically affect industrial real estate in the area immediately surrounding the property. The Company’s book value for this property is approximately $4,324,309.

Included in the purchase of Pride of Main Street Dairy on August 3, 2006, Lifeway acquired an approximately 35,000 square foot commercially zoned parcel of real estate located at 214 Main Street S, Sauk Centre, MN, including a 16,000 square foot two-story brick building used for production, and a 5,600 square foot storage facility. This property is used as the main headquarters and main production facility for Pride of Main Street Dairy. The building was built in the 1920’s with addition in 1990. The facility is being used to produce all of the Pride of Main Street Dairy products, and approximately 70% of the Helios Nutrition Organic Kefir, with the remaining 30% being produced in Lifeway’s main production facility in Morton Grove, Illinois. Pride of Main Street is the only occupier of this property and presently holds fee simple title free and clear of all encumbrances thereto. The value of this property may be subject to real estate market forces that typically affect industrial real estate in the area immediately surrounding the property. The Company’s book value for this property is approximately $98,932.

For financial statement and tax purposes, Lifeway depreciates its buildings and improvements on a straight line basis over 31 and 39 years.

Management believes that Lifeway has adequate insurance coverage for all its properties.

ITEM 3.	LEGAL PROCEEDINGS.

Lifeway is from time to time engaged in litigation matters arising in the ordinary course of business none of which presently is expected to have a material adverse effect on its business results or operations.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matter was submitted during the fourth quarter of the fiscal year ended December 31, 2006, to a vote of security holders through the solicitation of proxies or otherwise.

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

The range of high and low bid quotations for Lifeway’s Common Stock for the quarterly periods within the two most recent fiscal years, as reported by The Nasdaq Stock Market National Market System, is set forth in the following table:

	Low Bid	High Bid

1st Qtr. 2005	$3.55	$4.69
2nd Qtr. 2005	$3.85	$7.70
3rd Qtr. 2005	$5.75	$9.09
4th Qtr. 2005	$5.12	$7.00
1st Qtr. 2006	$5.47	$6.65
2nd Qtr. 2006	$5.06	$6.60
3rd Qtr. 2006	$6.08	$7.79
4th Qtr. 2006	$6.53	$10.85

Note: The foregoing quotations have been adjusted for the August 14, 2006 two-for-one company stock split.

As of March 1, 2007, there were approximately 83 holders of record of Lifeway’s Common Stock. The Company has no information regarding beneficial owners whose shares are held in street name.

DIVIDENDS

Lifeway has paid no cash dividends on its Common Stock and management does not anticipate that such dividends will be paid in the foreseeable future.

SALES OF UNREGISTERED SECURITIES

There were no sales of unregistered securities in 2006, 2005 or 2004 other the than issuance of 202,650 shares of Common Stock in payment of a portion of the purchase price for the acquisition by the Company on August 3, 2006 of all of the issued and outstanding stock of Helios Nutrition, Ltd. These shares were issued in reliance upon applicable exemptions from registration under Section 4(2) of the Securities Act of 1933, as amended.

PURCHASES OF THE COMPANY’S SECURITIES

SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES*

				(d) Maximum
			(c) Total	Number (or
			Number	Approximate
			of Shares (or	Dollar Value) of
			Units)	Shares (or Units)
			Purchased	that May Yet Be
	(a) Total		as Part of	Purchased
	Numbers of	(b) Average Price	Publicly	Under the
	Shares (or Units)	Paid per Share	Announced Plans	Plans or
Period	Purchased	(or Unit)	or Programs	Programs

April (4/1/06 to 4/30/06)	1,166	$5.909	1,166	98,834
May (5/1/06 to 5/31/06)	200	$5.475	200	98,634
June (6/1/06 to 6/30/06)	73,622	$6.130	73,622	25,012
July (7/1/06 to 7/31/06)	14,694	$6.164	14,694	10,318
October (10/1/06 to 10/31/06)	0	—	0	10,318
November (11/1/06 to 11/30/06)	0	—	0	10,318
December (12/1/06 to 12/31/06)	10,318	$9.573	10,318	0

Total	100,000	$6.486	100,000	0

*	Pursuant to two approved share repurchase programs announced March 9, 2006 for 100,000 split adjusted shares, which had a plan expiration date of one year, and December 15, 2006 for 75,000 split adjusted shares with a plan expiration date of one year, Lifeway completed the March 9 repurchase for 100,000 shares of the Company’s securities in 2006 at a total cost of $648,634. Lifeway did not complete any of the December 15, 2006 repurchase plan.

EQUITY COMPENSATION PLAN INFORMATION

			Number of Securities
			Remaining Available for
	Number of Securities		Future Issuance Under
	to be Issued Upon	Weighted-Average	Equity Compensation
	Exercise of	Exercise	Plans (Excluding
	Outstanding Options,	Price of Outstanding	Securities Warrants and
	Warrants	Options, Warrants	Rights Reflected in
Plan Category	and Rights	and Rights	Column (a))

Equity compensation plans approved by security holders	0	$0.00	468,000
Equity compensation plans not approved by security holders*	0	$0.00	0
Total	0	0	468,000

*	All of Lifeway’s equity compensation plans have been approved by shareholders.

ITEM 6.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION.

Comparison of Quarter Ended December 31, 2006 to Quarter Ended December 31, 2005

The following analysis should be read in conjunction with the audited financial statements of the Company and related notes included elsewhere in this annual report and the unaudited financial statements and Management’s Discussion and Analysis contained in our Form 10-QSB, for the fiscal quarters ended March 31, 2006, June 30, 2006, and September 30, 2006.

RESULTS OF OPERATIONS

Sales increased by $2,686,066,(approximately 52%) to $7,893,644 during the three month period ended December 31, 2006 from $5,207,578 during the same three month period in 2005. This increase is primarily attributable to increased sales and awareness of Lifeway’s flagship line, Kefir, as well as the acquisition of the Helios Organic Kefir line and the Pride of Main Street milk line. Helios Nutrition and its subsidiary, Pride of Main Street Dairy, which were acquired August 3, 2006, accounted for a total of $1,276,384 in sales, with the Helios kefir brand accounting for $1,092,284 in sales, and the Pride of Main Street line accounting for $184,100 in sales.

Sales for the existing Lifeway Foods line increased by $1,411,282 (approximately 27%) to $6,617,250 during the three-month period ended December 31, 2006 from $5,207,578 during the same three-month period in 2005. This increase is primarily attributable to increased sales and awareness of Lifeway’s existing s flagship line, Kefir, as well as Lifeway’s new kids kefir drink, Probugstm.

Cost of goods sold as a percentage of sales was approximately 70% during the fourth quarter 2006, compared to about 67% during the same period in 2005. This increase is attributable to the acquisition of Helios Nutrition and its subsidiary, Pride of Main Street Dairy on August 3, 2006. The cost of goods sold component, as a percentage of sales for Helios and its subsidiary was approximately 80% for the period following the acquisition. We believe as we continue to consolidate raw material purchases, transportation costs, and production operations, this cost of goods component will decrease.

Operating expenses as a percentage of sales was approximately 20% during the fourth quarter 2006, compared to about 15% during the same period in 2005. This increase is primarily attributable to legal expenses associated with the acquisition of Helios Nutrition and its subsidiary, Pride of Main Street. In addition, the operating expenses as a percentage of sales component for Helios and its subsidiary was approximately 30% for the period following the acquisition. We believe as we continue to consolidate our overall operations, this operating expense component will decrease.

Total other income for the three months ended December 31, 2006 was $47,808, compared with $181,183 during the same period in 2005. This decrease is primarily attributable to the interest expense related to the $4.2 million dollar note payable issued for the acquisition of Helios Nutrition on August 3, 2006. The interest expense related to this note was approximately $54,080. Full details of this note are discussed in Note 8 of the notes to the financial statements.

Comparison of Year Ended December 31, 2006 to Year Ended December 31, 2005

Sales increased by $7,589,059,(approximately 38%) to $27,720,713 during the twelve month period ended December 31, 2006 from $20,131,654 during the same twelve month period in 2005. This increase is primarily attributable to increased sales and awareness of Lifeway’s flagship line, Kefir, as well as the acquisition of the Helios Organic Kefir line and the Pride of Main Street milk line. Helios Nutrition and its subsidiary, Pride of Main Street Dairy, which were acquired August 3, 2006, accounted for a total of $2,173,998 in sales, with the Helios kefir brand accounting for $1,856,237 in sales, and the Pride of Main Street line accounting for $317,761 in sales.

Sales for the existing Lifeway Foods line increased by $5,415,061 (approximately 27%) to $25,546,715 during the twelve-month period ended December 31, 2006 from $20,131,654 during the same twelve-month period in 2005. This increase is primarily attributable to increased sales and awareness of Lifeway’s existing s flagship line, Kefir, as well as Lifeway’s new kids kefir drink, Probugstm.

Cost of goods sold as a percentage of sales was approximately 62% in 2006, compared to about 60% in 2005. This increase is attributable to the acquisition of Helios Nutrition and its subsidiary, Pride of Main Street Dairy on August 3, 2006. The cost of goods sold as a percentage of sales component for Helios and its subsidiary was approximately 70% for the period following the acquisition.

We believe as we continue to consolidate raw material purchases, transportation costs, and production operations, this cost of goods component will decrease.

Operating expenses as a percentage of sales was approximately 23% in 2006, compared to about 23% in 2005. Included in operating expenses is the component, general and administrative expenses, which increased 48% to $3,343,341 in 2006 from $2,253,076. This increase is primarily attributable to the legal and regulatory expenses related to the stock split and the Helios acquisition. Even though we incurred these one-time expenses in 2006, we were able to keep the overall operating expenses as a percentage of sales equal to that in 2005.

Amortization expense during the years ended 2006 and 2005 was $186,278 and $65,442, respectively. This increase is attributable to the amortization of the intangible assets acquired from Helios Nutrition and its subsidiary, Pride of Main Street on August 3, 2006.

Total other income for 2006 was $410,773, compared with $681,703 during the same period in 2005. This decrease is primarily attributable to the interest expense related to the $4.2 million dollar note payable issued for the acquisition of Helios Nutrition on August 3, 2006. The interest expense related to this note was approximately $133,310. Full details of this note are discussed in Note 8 of the notes to the financial statements.

Provision for income taxes was $1,745,075, or a 37.6% tax rate in 2006 compared with $1,534,592, or a 37.6% tax rate in 2005. Income taxes are discussed in Note 9 of the Notes to Consolidated Financial Statements.

Total net income for the group was $2,895,824, or $.17 per split adjusted share for the twelve months ended December 31, 2006, compared with $2,548,473 or $.15 per split adjusted share in the same period in 2005. This represents a 14% year over year increase.

SOURCES AND USES OF CASH IN 2006

Net cash used in investing activities was $3,456,474 during the twelve months ended December 31, 2006, which is a decrease of $2,110,507 compared to the same period in 2005. This decrease is primarily due to the

Company’s purchase of a storage and distribution facility in 2005 of approximately $4.2 million. The company also used $2,551,679 net of cash acquired to purchase Helios Nutrition. The acquisition is discussed in Note 1 of the Notes to Consolidated Financial Statements.

Net cash used by financing activities was $1,507,298 during the twelve months ended December 31, 2006, which is an increase of net cash used of $4,062,575 compared to $2,555,286 of net cash provided by financing activities during the same period in 2005. This decrease is primarily attributable to the Company financing the purchase of the above- mentioned facility in 2005. The Company took out a $3 million dollar note that has a maturity of 5 years, at an interest rate of 5.6%. The Company also purchased 100,000 shares of its treasury stock at a cost of $648,634 in the twelve months of 2006. In the first twelve months of 2005, the Company purchased 100,000 shares of its treasury stock at a cost of $401,554.

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

Other Developments

On May 23, 2005, Lifeway’s Board of Directors approved awards of an aggregate amount of 5,600 shares to be awarded under its Employee and Consulting Services and Compensation Plan to certain employees and consultants for services rendered to the Company. The stock awards were made on June 1, 2005 and have vesting periods of one year. The expense for the awards is measured as of June 1, 2005 at $12.50 per share for 5,600 shares, or a total stock award expense of $70,000. This expense was recognized as the stock awards vest in 12 equal portions of $5,833, or 466 shares per month for one year.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders of
Lifeway Foods, Inc. and subsidiaries

We have audited the accompanying balance sheet of Lifeway Foods, Inc. and subsidiaries (the “Company”) as of December 31, 2006 and 2005 and the related consolidated statements of income and comprehensive income, changes in stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lifeway Foods, Inc. and subsidiaries as of December 31, 2006 and 2005 and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

/s/ Plante & Moran, PLLC

Elgin, IL
April 2, 2007

LIFEWAY FOODS, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006 and 2005

LIFEWAY FOODS, INC. AND SUBSIDIARIES

Consolidated Statements of Financial Condition
December 31, 2006 and 2005

	December 31,
	2006	2005

ASSETS
Current assets
Cash and cash equivalents	$1,547,812	$4,354,081
Marketable securities	8,491,363	7,478,697
Inventories	2,522,196	1,716,999
Accounts receivable, net of allowance for doubtful accounts of $80,000 and $35,000 at December 31, 2006 and 2005	3,942,717	2,517,615
Prepaid expenses and other current assets	11,983	9,144
Other receivables	71,050	56,435
Deferred income taxes	32,234	142,772
Refundable income taxes	267,771	11,562

Total current assets	16,887,126	16,287,305
Property and equipment, net	8,580,716	7,751,446
Intangible assets
Goodwill	3,952,425	75,800
Other intangible assets, net of accumulated amortization of $278,710 and $92,432 at December 31, 2006 and 2005	3,578,928	350,206

Total intangible assets	7,531,353	426,006

Total assets	$32,999,195	$24,464,757

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current maturities of notes payable	$1,131,336	$532,454
Accounts payable	1,463,014	426,253
Accrued expenses	480,101	355,011

Total current liabilities	3,074,451	1,313,718
Notes payable	5,746,718	2,903,349
Deferred income taxes	449,619	348,923
Stockholders’ equity
Common stock, no par value; 20,000,000 shares authorized; 17,273,776 shares issued; 16,897,826 shares outstanding at December 31, 2006 and 17,273,776 shares issued; 16,790,510 shares outstanding at December 31, 2005	6,509,267	6,509,267
Paid-in-capital	1,080,911	90,725
Treasury stock, at cost	(1,334,313)	(1,024,659)
Retained earnings	17,318,772	14,422,948
Accumulated other comprehensive income (loss), net of taxes	153,770	(99,514)

Total stockholders’ equity	23,728,407	19,898,767

Total liabilities and stockholders’ equity	$32,999,195	$24,464,757

See accompanying notes to financial statements

LIFEWAY FOODS, INC. AND SUBSIDIARIES

Consolidated Statements of Income and Comprehensive Income
For the Years Ended December 31, 2006 and 2005

	Years Ended December 31,
	2006	2005

Sales	$27,720,713	$20,131,654
Cost of goods sold	17,081,992	12,122,868

Gross profit	10,638,721	8,008,786
Selling Expenses	3,065,254	2,354,348
General and Administrative	3,343,341	2,253,076

Total Operating Expenses	6,408,595	4,607,424
Income from operations	4,230,126	3,401,362
Other income (expense):
Interest and dividend income	388,339	323,365
Rental Income	11,401	—
Interest expense	(345,525)	(100,762)
Gain (loss) on sale of marketable securities, net	355,767	445,327
Gain on marketable securities classified as trading	791	13,773

Total other income	410,773	681,703

Income before provision for income taxes	4,640,899	4,083,065
Provision for income taxes	1,745,075	1,534,592

Net income	$2,895,824	$2,548,473

Basic and diluted earnings per common share	0.17	0.15

Weighted average number of shares outstanding	16,829,601	16,808,992

COMPREHENSIVE INCOME
Net income	$2,895,824	$2,548,473
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on marketable securities (net of tax benefits)	(251,021)	42,708
Less reclassification adjustment for gains (losses) included in net income (net of taxes)	504,305	(261,402)

Comprehensive income	$3,149,108	$2,329,779

See accompanying notes to financial statements

LIFEWAY FOODS, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity
For the Years Ended December 31, 2006 and 2005

	Common Stock, No Par		# of					Accumulated
	Value 20,000,000 Shares		Shares					Other
	Authorized		of					Comprehensive
	# of Shares	# of Shares	Treasury	Common	Paid In	Treasury	Retained	Income (Loss),
	Issued	Outstanding	Stock	Stock	Capital	Stock	Earnings	Net of Tax	Total

Balances at December 31, 2004	17,273,776	16,882,876	390,900	$6,509,267	$64,314	$(649,039)	$11,874,475	$119,180	$17,918,197
Issuance of treasury stock	—	7,634	(7,634)	—	26,411	25,934	—	—	52,345
Redemption of stock	—	(100,000)	100,000	—	—	(401,554)	—	—	(401,554)
Other comprehensive income (loss):
Unrealized losses on securities, net of taxes and reclassification adjustment	—	—	—	—	—	—	—	(218,694)	(218,694)
Net income for the year ended December 31, 2005	—	—	—	—	—	—	2,548,473	—	2,548,473

Balances at December 31, 2005	17,273,776	16,790,510	483,266	$6,509,267	$90,725	$(1,024,659)	$14,422,948	$(99,514)	$19,898,767
Issuance of treasury stock for compensation	—	4,666	(4,666)	—	13,311	15,855	—	—	29,166
Issuance of treasury stock for acquisition of Helios	—	202,650	—	—	976,875	323,125	—	—	1,300,000
Redemption of stock	—	(100,000)	100,000	—	—	(648,634)	—	—	(648,634)
Other comprehensive income (loss):
Unrealized gains on securities, net of taxes and reclassification adjustment	—	—	—	—	—	—	—	253,284	253,284
Net income for the year ended December 31, 2006	—	—	—	—	—	—	2,895,824	—	2,895,824

Balances at December 31, 2006	17,273,776	16,897,826	578,600	$6,509,267	$1,080,911	$(1,334,313)	$17,318,772	$153,770	$23,728,407

See accompanying notes to financial statements

LIFEWAY FOODS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows
For the Years Ended December 31, 2006 and 2005

	Years Ended December 31,
	2006	2005

Cash flows from operating activities:
Net income	$2,895,824	$2,548,473
Adjustments to reconcile net income to net cash flows from operating activities, net of acquisition:
Depreciation and amortization	758,754	650,945
(Gain)Loss on sale of marketable securities, net	(355,767)	(445,327)
Gain on marketable securities classified as trading	(791)	(13,773)
Deferred income taxes	33,031	(100,236)
Treasury stock issued for services	29,166	52,345
Increase in allowance for doubtful accounts	45,000	—
(Increase) decrease in operating assets:
Accounts receivable	(1,190,448)	(493,579)
Other receivables	(14,615)	15,702
Inventories	(585,563)	(811,302)
Refundable income taxes	(256,209)	247,055
Prepaid expenses and other current assets	35,032	(1,884)
Increase (decrease) in operating liabilities:
Accounts payable	638,999	(215,398)
Accrued expenses	125,090	159,470

Net cash provided by operating activities	2,157,503	1,592,491
Cash flows from investing activities:
Purchases of marketable securities	(7,509,692)	(6,460,561)
Sale of marketable securities	7,285,071	5,810,391
Purchases of property and equipment	(680,174)	(4,916,811)
Acquisition of Helios, net of cash acquired	(2,551,679)	—

Net cash used in investing activities	(3,456,474)	(5,566,981)
Cash flows from financing activities:
Proceeds from note payable	—	3,000,000
Purchases of treasury stock	(648,634)	(401,554)
Repayment of notes payable	(858,664)	(36,522)
Loan costs	—	(6,638)

Net cash provided by (used in) financing activities	(1,507,298)	2,555,286

Net decrease in cash and cash equivalents	(2,806,269)	(1,419,204)
Cash and cash equivalents at the beginning of the period	4,354,081	5,773,285

Cash and cash equivalents at the end of the period	$1,547,812	$4,354,081

See accompanying notes to financial statements

LIFEWAY FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2006 and 2005

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

On August 3, 2006 the Company executed a Stock Purchase Agreement with George Economy, Amani Holdings, LLC and other shareholders (“the stockholders”) of the capital stock of Helios Nutrition, Ltd. (“Helios”) and Pride Main Street Dairy, L.L.C. pursuant to which the Company purchased all of the issued and outstanding stock of Helios from the Stockholders for a combination of an aggregate amount of 202,650 in shares of the Company’s common stock, no par value, $2,563,000 in cash, and a promissory note issued by the Company in favor of the Stockholders in the principal amount of $4,200,000. The Stock Payment, the Cash Payment and Promissory Note are subject to adjustment under certain circumstances in accordance with the terms of the Stock Purchase Agreement.

The final net purchase price for the assets was $8,063,000 including professional fees related to the acquisition. The following table summarizes the fair values of the assets acquired and the liabilities assumed at the date of acquisition.

Cash	$11,321
Accounts Receivable Assumed	279,654
Inventories	219,634
Equipment, Building and Land	721,572
Prepaid Items	37,871
Trade Name — Intangible Asset	1,980,000
Formula — Intangible Asset	438,000
Contractual Backlog — Intangible Asset	12,000
Customer Relationships — Intangible Asset	985,000
Goodwill	3,876,625

Total Assets Acquired	8,561,677
Note Payable and Accounts Payable Assumed	(498,677)

Net Assets Acquired	$8,063,000

At closing, $2,563,000 was paid of the total purchase, $1,300,000 was paid in stock, with the balance due as a $4,200,000 note to be paid in sixteen equal installments over sixteen quarters. The goodwill is expected to be deductible for tax purposes.

LIFEWAY FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

The following unaudited proforma information presents the results of operations of the Company as if the acquisition had taken place at the beginning of 2006:

	Year Ended	Year Ended
	December 31,	December 31,
	2006	2005

Net Sales	$30,804,309	$24,636,292
Net Income	$2,621,228	$2,897,022
EPS	$0.16	$0.17

Note 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of the significant accounting policies applied in the preparation of the accompanying financial statements follows:

Principles of consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, LFI Enterprises, Inc., Helios Nutrition, Ltd. and Pride of Main Street, L.L.C. All significant intercompany accounts and transactions have been eliminated.

Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates made in preparing the consolidated financial statements include the allowance for doubtful accounts, the valuation of Goodwill and intangible assets and deferred taxes.

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

LIFEWAY FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Bank Balances Of Amounts Reported By Financial Institutions Are Categorized As Follows:

	December 31,
	2006	2005

Amounts insured	$432,678	$462,571
Uninsured and uncollateralized amounts	1,412,560	4,331,179

Total bank balances	1,845,238	$4,793,750

Marketable securities

All investment securities are classified as either as available-for-sale or trading, and are carried at fair value or quoted market prices. Unrealized gains and losses on available for sale securities are reported as a separate component of stockholders’ equity. Amortization, accretion, interest and dividends, realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are recorded in other income. Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities, Securities and Exchange Commission (SEC) Staff Accounting Bulletin (SAB) 59, Accounting for Noncurrent Marketable Equity Securities, and Emerging Issue Task Force Abstract 03-01 the meaning of other-than-temporary impairment and its application to certain investments, provide guidance on determining when an investment is other-than-temporarily impaired. This evaluation depends on the specific facts and circumstances. Factors that we consider in determining whether an other-than-temporary decline in value has occurred include: the market value of the security in relation to its cost basis; the financial condition of the investee; and the intent and ability to retain the investment for a sufficient period of time to allow for possible recovery in the market value of the investment.

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

LIFEWAY FOODS, INC. AND SUBSIDIARIES

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

Intangible assets are being amortized over the following useful lives:

Category	Years

Recipes	4
Customer lists and other customer related intangibles	15
Lease agreement	7
Trade names	15
Formula	10
Customer relationships	12

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

LIFEWAY FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Advertising costs

The Company expenses advertising costs as incurred. During the year ended December 31, 2006 and 2005, approximately $1,435,758 and $1,176,440 of such costs respectively, were expensed.

Earning per common share

Earnings per common share were computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. For 2006 and 2005, diluted and basic earnings per share were the same, as the effect of dilutive securities options outstanding was not significant.

Reclassification

Certain 2005 amounts have been reclassified to conform to the 2006 presentation.

Note 3 — INTANGIBLE ASSETS

Intangible assets, and the related accumulated amortization, consist of the following:

	December 31, 2006		December 31, 2005
		Accumulated		Accumulated
	Cost	Amortization	Cost	Amortization

Recipes	43,600	26,342	$43,600	$15,442
Customer lists and other customer related intangibles	305,200	100,098	305,200	58,678
Lease acquisition	87,200	30,105	87,200	17,648
Goodwill	3,952,425	—	75,800	—
Loan acquisition costs	6,638	1,991	6,638	664
Customer Relationship	985,000	34,924	—	—
Contractual Backlog	12,000	12,000	—	—
Trade Names	1,980,000	55,000	—	—
Formula	438,000	18,250	—	—

	7,810,063	278,710	$518,438	$92,432

Amortization expense is expected to be as follows for the years ending December 31:

2007	$323,988
2008	323,325
2009	319,692
2010	314,605
2011	314,605
Thereafter	1,982,713

$3,578,928

Amortization expense during the years ended 2006 and 2005 was $186,278 and $65,442, respectively.

LIFEWAY FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Note 4 — MARKETABLE SECURITIES

The cost and fair value of marketable securities classified as available for sale and trading are as follows:

				Loss on
				Marketable
				Securities
		Unrealized	Unrealized	Classified as	Fair
December 31, 2006	Cost	Gains	Losses	Trading	Value

Equities	$3,048,755	$359,729	$(69,950)	—	$3,338,534
Mutual Funds	522,492	3,248	(7,675)	—	518,065
Preferred Securities	1,353,568	6,554	(11,347)	—	1,348,775
Private Investment LP	600,000	71,632	—	—	671,632
Certificates of Deposit	225,000	2,190	(2,393)	—	224,797
Corporate Bonds	2,185,982	2,408	(95,075)	—	2,093,315
Municipal Bonds	160,757	2,937	(303)	—	163,391
Government agency	134,776	—	—	(1,922)	132,854

Total	$8,231,330	$448,698	$(186,743)	$(1,922)	$8,491,363

				Loss on
				Marketable
				Securities
		Unrealized	Unrealized	Classified as	Fair
December 31, 2005	Cost	Gains	Losses	Trading	Value

Equities	$2,432,964	$212,336	(198,478)	—	$2,446,822
Mutual Funds	699,921	3,770	(74,148)	—	629,543
Preferred Securities	1,002,738	1,468	(30,892)	—	973,314
Private Investment LP	600,000	—	(5,146)	—	594,854
Certificates of Deposit	240,000	—	(1,125)	—	238,875
Corporate Bonds	2,514,044	809	(77,888)	—	2,436,965
Municipal Bonds, maturing within five years	61,275	957	(1,195)	—	61,037
Government agency obligations, maturing after five years	100,000	—	—	(2,713)	97,287

Total	$7,650,942	$219,340	$(388,872)	$(2,713)	$7,478,697

Proceeds from the sale of marketable securities were $7,285,071, $5,810,391 during the years ended December 31, 2006 and 2005, respectively.

Gross gains (loss) of $355,767 and $445,327 were realized on these sales during the years ended December 31, 2006 and 2005, respectively.

LIFEWAY FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

The following table shows the gross unrealized losses and fair value of Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2006:

	Less Than 12 Months		12 Months or Greater		Total
Description of		Unrealized		Unrealized		Unrealized
Securities	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

Equities	$743,705	$(60,880)	$89,803	$(9,070)	$833,508	$(69,950)
Mutual Funds	180,584	(3,675)	96,000	(4,000)	276,584	(7,675)
Preferred Securities	498,800	(7,620)	130,565	(3,727)	629,365	(11,347)
Certificates of Deposit	—	—	72,608	(2,393)	72,608	(2,393)
Corporate Bonds	256,892	(4,245)	1,528,530	(90,830)	1,785,422	(95,075)
Municipal Bonds	—	—	19,702	(303)	19,702	(303)

	$1,679,981	$(76,420)	$1,937,208	$(110,323)	$3,617,189	$(186,743)

Equities, Mutual Funds and Corporate Bonds — The Company’s investments in equity securities, mutual funds and corporate bonds consist of investments in common stock and debt securities of companies in various industries. The Company evaluated the near-term prospects of the issuer in relation to the severity and duration of the impairment. Based on that evaluation and the Company’s ability and intent to hold these investments for a reasonable period of time sufficient for a forecasted recovery of fair value, the Company does not consider any material investments to be other-than-temporarily impaired at December 31, 2006.

Preferred Securities — The Company’s investments in preferred securities consist of investments in preferred stock of companies in various industries. The Company evaluated the near-term prospects of the security in relation to the severity and duration of the impairment. Based on that evaluation and the Company’s ability and intent to hold these investments for a reasonable period of time sufficient for a forecasted recovery of fair value, the Company does not consider any material investments to be other-than-temporarily impaired at December 31, 2006.

Certificates of Deposit — The unrealized losses on the Company’s investments in certificates of deposit were caused by interest rate increases since the date of purchase. The contractual terms of these investments do not permit the issuers to settle the securities at a price less than the face value of the investment. Because the Company has the ability and intent to hold these investments until maturity, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2006.

Municipal Bonds — The unrealized losses on the Company’s investments in mutual bonds were caused by interest rate increases since the date of purchase. Because the Company has the ability and intent to hold these investments until maturity, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2006.

Note 5 — INVENTORIES

Inventories consist of the following:

	December 31,
	2006	2005

Finished goods	$952,484	$658,522
Production supplies	988,174	662,310
Raw materials	581,538	396,167

Total inventories	$2,522,196	$1,716,999

LIFEWAY FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Note 6 — PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	December 31,
	2006	2005

Land	$969,232	$909,232
Buildings and improvements	6,713,743	6,443,043
Machinery and equipment	7,143,537	5,806,853
Vehicles	534,365	513,670
Office equipment	89,192	78,763

	15,450,069	13,751,561
Less accumulated depreciation	6,869,353	6,000,115

Total property and equipment	$8,580,716	$7,751,446

Depreciation expense during the year ended December 31, 2006 and 2005 was $572,476, $585,503, respectively.

Note 7 — ACCRUED EXPENSES

Accrued expenses consist of the following:

	December 31,
	2006	2005

Accrued payroll and payroll taxes	$139,367	$104,873
Accrued property tax	269,435	244,916
Other	71,299	5,222

	$480,101	$355,011

Note 8 — NOTES PAYABLE

Notes payable consist of the following:

	December 31,
	2006	2005

Mortgage note payable to a bank, payable in monthly installments of $3,273 including interest at 7%, with a balloon payment of $416,825 due September 25, 2011. Collateralized by real estate	$453,355	$462,695
Mortgage note payable to a bank, payable in monthly installments of $19,513 including interest at 5.6%, with a balloon payment of $2,652,143 due July 14, 2010. Collateralized by real estate	2,905,988	2,973,108
Note payable to Amani Holding LLC, payable in quarterly installments of $262,500 plus interest at the floating prime rate per annum (8.25% at December 31, 2006) due September 1, 2010 secured by letter of credit	3,518,711	—

Total notes payable	6,878,054	3,435,803
Less current maturities	1,131,336	532,454

Total long-term portion	$5,746,718	$2,903,349

LIFEWAY FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Maturities of notes payables are as follows:

For the year ended December 31,
2007	$1,131,336
2008	1,136,126
2009	1,141,200
2010	3,048,713
2011	420,679

Total	$6,878,054

Note 9 — PROVISION FOR INCOME TAXES

The provision for income taxes consists of the following:

	For the Years Ended
	December 31,
	2006	2005

Current:
Federal	$1,390,590	$1,364,033
State and local	321,454	270,795

Total current	1,712,044	1,634,828
Deferred	33,031	(100,236)

Provision for income taxes	$1,745,075	$1,534,592

A reconciliation of the provision for income taxes and the income tax computed at the statutory rate is as follows:

	For the Years Ended
	December 31,
	2006	2005

Federal income tax expense computed at the statutory rate	$1,577,226	$1,388,242
State and local tax expense, net	222,667	195,987
Permanent differences	(54,818)	(49,637)

Provision for income taxes	$1,745,075	$1,534,592

Amounts for deferred tax assets and liabilities are as follows:

	December 31,
	2006	2005

Non-current deferred tax liabilities arising from:
Temporary differences — accumulated depreciation and amortization	$(449,619)	$(348,923)
Current deferred tax assets (liabilities) arising from:
Unrealized losses (gains) on marketable securities	(108,188)	70,016
Inventory	107,382	72,756
Allowance for doubtful accounts	33,040	—

Total current deferred tax assets (liabilities)	32,234	142,772

Net deferred tax liability	$(417,385)	$(206,151)

LIFEWAY FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Note 10 — SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for interest and income taxes are as follows:

	For the Year Ended
	December 31,
	2006	2005

Interest	$337,768	$100,762
Income taxes	$1,556,586	$1,425,600

Note 11 — STOCK OPTION PLANS

The Company has a registration statement filed with the Securities and Exchange Commission in connection with a Consulting Service Compensation Plan covering up to 600,000 of the Company’s common stock shares. Pursuant to such Plan, the Company may issue common stock or options to purchase common stock to certain consultants, service providers, and employees of the Company. There were 468,000 shares available for issuance under the Plan at December 31, 2006 and 2005. The option price, number of shares, grant date, and vesting terms are determined at the discretion of the Company’s Board of Directors.

As of December 31, 2006 and 2005, there were no stock options outstanding or exercisable.

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

On May 23, 2005, Lifeway’s Board of Directors approved awards of an aggregate amount of 11,200 common shares to be awarded under its Employee and Consulting Services and Compensation Plan to certain employees and consultants for services rendered to the Company. The stock awards were made on June 1, 2005 and have vesting periods of one year. The expense for the awards is measured as of June 1, 2005 at $6.25 per share for 11,200 shares, or a total stock award expense of $70,000. This expense will be recognized as the stock awards vest in 12 equal portions of $5,833, or 932 shares per month for one year. During 2005, 7,534 shares vested and the Company recognized a related expense of $40,833. During the year ended December 31, 2006, 4,666 shares vested for an expense of $29,166.

Note 12 — FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair value of the Company’s financial instruments is as follows at:

	December 31, 2006		December 31, 2005
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Cash and cash equivalents	$1,547,812	$1,547,812	$4,354,081	$4,354,081
Marketable securities	$8,491,363	$8,491,363	$7,478,697	$7,478,697
Notes payable	$6,878,054	$6,878,054	$3,435,803	$3,435,803

A summary of the methods and significant assumptions used to estimate the fair values of financial instruments is as follows:

Investments — Investments are recorded at fair value in the accompanying financial statements. Fair value is determined based on quoted market prices.

LIFEWAY FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Long-term Obligations — The fair value of long-term obligations approximates the carrying amounts in the accompanying financial statements. The carrying value of the debt approximates market based on current borrowing rates.

Note 13 — LITIGATION SETTLEMENT

During 2005, the Company agreed to pay $95,000 in the settlement of a lawsuit regarding the alleged non payment of overtime wages.

Note 14 — RECENT ACCOUNTING PRONOUNCEMENTS

In March 2006, the Financial Accounting Standards Board issued SFAS No. 156, “Accounting for Servicing of Financial Assets,” an amendment of FASB Statement No. 140. SFAS No. 156 requires an entity to recognize a servicing asset or liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract. It requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value. SFAS No. 156 permits an entity to choose either an amortization or fair value measurement method for each class of separately recognized servicing assets and servicing liabilities. It also permits a one-time reclassification of available-for-sale securities to trading securities with recognized servicing rights. Lastly, it requires separate presentation of servicing assets and servicing liabilities. Adoption of the initial measurement provision of this statement is permitted as of the beginning of an entity’s fiscal year, provided the entity has not yet issued financial statements, including interim financial statements, for any period of that fiscal year. The adoption of this standard is not expected to have a material impact on the Company’s financial condition, results of operations or liquidity.

In July 2006, the Financial Accounting Standards Board issued FIN No. 48, “Accounting for Uncertainty in Income Taxes.” This interpretation clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes. This interpretation requires that the Company recognize in the financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. This interpretation is effective for fiscal years beginning after December 15, 2006 and would be recognized with the cumulative effect of the change in accounting principle recorded as an adjustment to beginning retained earnings. Adoption of this interpretation is not expected to have a material effect on the financial condition, results of operations or liquidity.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with U.S. GAAP, and expands disclosures about fair value measurements. The Statement clarifies that the exchange price is the price in an orderly transaction between market participants to sell an asset or transfer a liability at the measurement date. The statement emphasizes that fair value is a market-based measurement and not an entity-specific measurement. The statement establishes a fair value hierarchy used in fair value measurements and expands the required disclosures of assets and liabilities measured at fair value. Management will be required to adopt this statement beginning in 2008. The adoption of this standard is not expected to have a material impact on the Company’s financial condition, results of operations or liquidity.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.” SFAS No. 158 amends SFAS No. 87, 88, 106, and 123(R). SFAS No. 158 requires employers to recognize in its statement of financial position an asset for a plan’s overfunded status or a liability for a plan’s underfunded status. Secondly, it requires employers to measure the plan assets and obligations that determine its funded status as of the end of the fiscal year. Lastly, employers are required to recognize changes in the funded status of the defined benefit pension or postretirement plan in the year that the changes occur with the changes reported in comprehensive income. The standard is required to be adopted by entities having fiscal years ending after December 15, 2006. The Company is a participant in a multi-employer defined benefit plan, which is not

LIFEWAY FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

within the scope of this pronouncement. This standard is not expected to have an impact on the Company’s financial condition, results of operations or liquidity.

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

The Chief Executive Officer and the Chief Financial and Accounting Officer conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures pursuant to Rule 13a-14 under the Securities Exchange Act of 1934 as of December 31, 2006. While the Company operates on strictly monitored cost constraints, based on that evaluation, the Chief Executive Officer and the Chief Financial and Accounting Officer concluded that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this annual report has been made known to her/him. As of the date of this annual report, there have been no known changes in internal controls or in other factors that could materially affect these controls subject to the date of such evaluation.

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

KEY EMPLOYEES.  Valeriy Nikolenko, 61, Vice President of Operations, has been VP of Operations for 13 years with Lifeway Foods.

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

CODE OF ETHICS

The Company has adopted a Code of Ethics applicable to all officers which is included in this report as an exhibit hereto. The Company has posted such Code of Ethics on its website, which can be found at www.lifeway.net. Any person may, without charge, request a copy of such Code of Ethics by contacting the Company at 847-967-1010 or by email at info@lifeway.net.

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

(a) EXHIBITS

Exhibit
Number	Description

3.1	Amended and Restated By-laws (incorporated by reference to Exhibit No. 3.5 of Lifeway’s Current Report on Form 8-K dated and filed on December 10, 2002). (File No. 000-17363)
3.2	Articles of Incorporation, as amended and currently in effect (incorporated by reference to Exhibit 3.5 of Lifeway’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2000 and filed on August 8, 2000). (File No. 000-17363)
4.1	Form of Promissory Note, dated August 3, 2006 in favor of Amani Holdings, LLC (incorporated by reference to Exhibit 4.1 of Lifeway’s Current Report on Form 8-K dated August 9, 2006 and filed on August 9, 2006). (File No. 000-17363)
10.1	Lifeway Foods, Inc. Consulting and Services Compensation Plan, dated June 5, 1995 (incorporated by reference to Lifeway’s Registration Statement on Form S-8, File No. 33-93306). (File No. 000-17363)
10.2	Stock Purchase Agreement with Danone Foods, Inc., dated October 1, 1999 (incorporated by reference to Exhibit 10.10 of Lifeway’s Current Report on Form 8-K dated October 1, 1999, and filed October 12, 1999). (File No. 000-17363)
10.3	Employment Agreement, dated September 12, 2002, between Lifeway Foods, Inc. and Julie Smolyansky (incorporated by reference to Exhibit 10.14 of Amendment No. 2 filed April 30, 2003 to Lifeway’s Quarterly Report on Form 10-QSB/A for the quarter ended September 30, 2002). (File No. 000-17363)
10.4	Stock Purchase Agreement dated as of July 27, 2006, among Lifeway Foods, Inc., George Economy, Amani Holdings, LLC, the other shareholders of Helios Nutrition, Ltd. and Pride of Main Street Dairy, L.L.C. (incorporated by reference to Exhibit 10.1 of Lifeway’s Current Report on Form 8-K dated August 9, 2006 and filed on August 9, 2006). (File No. 000-17363)
10.5	Fourth Extension to Stockholders’ Agreement, dated May 3, 2006, between Lifeway Foods, Inc. and DS Waters, L.P. (incorporated by reference to Exhibit 99.1 of Lifeway’s Current Report on Form 8-K dated April 28, 2006 and filed on May 5, 2006). (File No. 0-17363)

Exhibit
Number	Description

10.6	Fifth Extension to Stockholders’ Agreement, dated December 26, 2006, between Lifeway Foods, Inc. and DS Waters, L.P. (incorporated by reference to Exhibit 10.1 of Lifeway’s Current Report on Form 8-K dated January 3, 2007 and filed on January 3, 2007). (File No. 0-17363)
11	Statement re: computation of per share earnings. (Incorporated by reference to Note 2 of the Consolidated Financial Statements).
14	Code of Ethics
21	List of Subsidiaries of the Registrant
31.1	Rule 13a-14(a)/15d-14(a) Certification of Julie Smolyansky.
31.2	Rule 13a-14(a)/15d-14(a) Certification of Edward P. Smolyansky.
32.1	Section 1350 Certification of Julie Smolyansky.
32.2	Section 1350 Certification of Edward P. Smolyansky

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

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

Date: April 2, 2007

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

/s/  Julie Smolyansky
Julie Smolyansky
Chief Executive Officer,
President, and Director

Date: April 2, 2007

/s/  Ludmila Smolyansky
Ludmila Smolyansky
Chairperson of the Board of Directors

Date: April 2, 2007

/s/  Pol Sikar
Pol Sikar
Director

Date: April 2, 2007

Juan Carlos Dalto
Director

Date:

/s/  Renzo Bernardi
Renzo Bernardi
Director

Date: April 2, 2007

Julie Oberweis
Director

Date:

INDEX OF EXHIBITS

Exhibit No.	Description of Exhibit

14	Code of Ethics
21	List of Subsidiaries
31.1	Rule 13a-14(a)/15d-14(a) Certification of Julie Smolyansky.
31.2	Rule 13a-14(a)/15d-14(a) Certification of Edward P. Smolyansky.
32.1	Section 1350 Certification of Julie Smolyansky.
32.2	Section 1350 Certification of Edward P. Smolyansky.