Form 10KSB/A
period 2006-12-31
LIFEWAY FOODS INC
filed 2007-04-30
CIK 814586

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-KSB/A NO. 1

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
Yes ☑ No ☐
Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐
The issuer’s revenues for its most recent fiscal year were: $27,720,713.
The aggregate market value of the voting and non-voting common equity held by non-affiliates (approximately 4,263,682 shares) computed by reference to the price at which the stock was sold as of March 1, 2007 ($9.34 per share as quoted on the Nasdaq Global Market) was: $39,822,790.
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
(APPLICABLE ONLY TO CORPORATE REGISTRANTS)
     The number of shares outstanding of each of the issuer’s classes of common equity, as of April 27, 2007 is 16,889,237 shares of Common Stock.
DOCUMENTS INCORPORATED BY REFERENCE:
     None.
     Transitional Small Business Disclosure Format (check one): Yes ☐ No ☑

Explanatory Note
     Information required by Part III (Items 9, 10, 11, 12, 13 and 14) of the undersigned Registrant’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006 (the “Annual Report”), filed pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), was to be incorporated by reference to the definitive Proxy Statement for the 2007 Annual Meeting of Stockholders of the Registrant, which Proxy Statement was to be filed pursuant to Regulation 14A under the Exchange Act within 120 days following the end of the Registrant’s fiscal year as permitted under General Instruction E of Form 10-KSB (“Instruction E”). However, the definitive Proxy Statement will not have been filed within such period. Accordingly, pursuant to Instruction E, the Registrant hereby amends Items 9, 10, 11, 12 and 14 of the Annual Report as follows:

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.
     DIRECTORS AND EXECUTIVE OFFICERS.
LUDMILA SMOLYANSKY, 58, was appointed as a Director by the Board to fill a vacancy created by an increase of the maximum number of Directors up to seven and unanimously elected as the Chairperson of the Board in November 2002. The Company has determined to intentionally keep one seat vacant at this time, for a total of six directors. For more than 20 years, Mrs. Smolyansky has been the operator of several independent delicatessen, gourmet food distributorship businesses and imported food distributorships. In 2002, prior to the commencement of her tenure as a Director, she was hired by the Company as its General Manager. Mrs. Smolyansky devotes as much time as necessary to the business of the Company and currently holds no other directorships in any other reporting company. Mrs. Smolyansky is the mother of Julie Smolyansky (the President, Chief Executive Officer (CEO), and a Director of the Company) and Edward P. Smolyansky (the Company Treasurer and Chief Financial and Accounting Officer).
JULIE SMOLYANSKY, 31, was appointed as a Director, and elected President, CEO, CFO and Treasurer of the Company by the Board of Directors to fill the vacancies in those positions created by the death of her father, Michael Smolyansky, in June 2002. She is a graduate with a Bachelor’s degree from the University of Illinois at Chicago. Prior to her appointment, Ms. Smolyansky spent six years as the Company’s Director of Sales and Marketing. She devotes as much time as necessary to the business of the Company and currently holds no other directorships in any other reporting company. Ms. Smolyansky is the daughter of Ludmila Smolyansky, the Chairperson of the Board. In 2004, Ms. Smolyansky resigned as CFO and Treasurer and Edward Smolyansky, Ms. Smolyansky’s brother, was appointed to such positions.
POL SIKAR, 58, has been a Director of the Company since its inception in February 1986. He is a graduate with a Master’s degree from the Odessa State Institute of Civil Engineering in Russia. For more than 11 years, he has been President and a major shareholder of Montrose Glass & Mirror Co., a company providing glass and mirror products to the wholesale and retail trade in the greater Chicago area. Mr. Sikar devotes as much time as necessary to the business of the Company. Mr. Sikar holds no other directorships in any other reporting company.
RENZO BERNARDI, 54, has been a Director of the Company since 1994. Mr. Bernardi is the president and founder of Renzo & Sons, Inc., a Dairy and Food Service Company which has been in business since 1969 (formerly, Renzo-Milk Distribution Systems). He has over 30 years of experience in the dairy distribution industry. Mr. Bernardi is a graduate of Instituto Teonico E Commerciale of Macomer, Sardinia. Mr. Bernardi devotes as much time as necessary to the business of the Company. Mr. Bernardi holds no other directorships in any other reporting company.
JUAN CARLOS DALTO, 43, has served as a director of the Company since July 2004. Juan Carlos Dalto is President and CEO of The Dannon Company. He has extensive international background in the packaged goods industry and has strategic and direct responsibilities for Dannon’s dairy products in the United States and Canada. Mr. Dalto joined Dannon’s parent company, Groupe Danone, as Marketing VP for Danone Argentina, his native country, in December 1997 after which he served as CEO for Danone Portugal in 2000. Mr. Dalto holds a Masters in Strategic Marketing from Adam Smith Open University, Buenos Aires, Argentina and a Diploma for Business Executives in Strategic Marketing Planning from University of Michigan. He also holds a degree in Industrial Engineering from the Buenos Aires Institute of Technology. Mr. Dalto was nominated by Danone, as its nominee to the Lifeway Board of Directors, due to the departure of Mr. Kunz from Danone and his resignation from the Lifeway Board. The Lifeway Board of Directors subsequently appointed Mr. Dalto to fill the vacancy created by the resignation of Mr. Kunz as provided by the By-laws of the Company.

JULIE OBERWEIS, 32, has served as a director of the Company since June 2006. She is the co-founder and CFO of Stratigent, LLC, a web analytics consulting company. Prior to Stratigent, she worked in investment consulting at Cambridge Associates as well as at Ritchie Capital Management, L.L.C., a global alternative asset management firm. She currently sits on the board of Oberweis Group, Inc., the holding company of Oberweis Dairy, and the DuPage Childrens Museum. Julie holds a degree in finance from the University of Illinois and is a Chartered Financial Analyst (CFA) charterholder.
EDWARD P. SMOLYANSKY, 27, was appointed as Chief Financial and Accounting Officer and Treasurer of Lifeway Foods in November 2004. He had served as the Controller of the Company June 2002 until such time. He received his baccalaureate degree in finance from Loyola University of Chicago in December 2001. Edward P. Smolyansky is the brother of Company President and Chief Executive Officer Julie Smolyansky and the son of Lifeway’s Chairperson of the Board of Directors, Ludmila Smolyansky.
     KEY EMPLOYEES.

Valeriy Nikolenko, 61, Vice President of Operations, has been VP of Operations for 13 years with Lifeway Foods.
SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE
Section 16(a) of the Securities and Exchange Act of 1934 requires the Company’s officers and Directors, and persons who own more than 10% of a registered class of the Company’s equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (“SEC”). Officers, directors, and greater than 10% shareholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. Based solely on its review of copies of such reports received or representations from certain reporting persons, the Company believes that, during the year ended December 31, 2006, other than the filings listed below, all other Section 16(a) filing requirements applicable to its officers, Directors and 10% shareholders were timely met. Those filings were:
Form 4 filed on behalf of Renzo Bernardi on June 13, 2006 for acquisition of shares on the earliest transaction date of June 5, 2006.
Form 4 filed on behalf of Edward Smolyansky on September 6, 2006 for the sale of shares on the earliest transaction date of September 1, 2006.
Form 4 filed on behalf of Ludmila Smolyansky on September 12, 2006 for sale of shares on the earliest transaction date of September 6, 2006.
Form 4 filed on behalf of Ludmila Smolyansky on October 16, 2006 for sale of shares on the earliest transaction date of October 12, 2006.
Form 3 for Julie Oberweis was not filed within 10 days of her becoming a director of the Company in June, 2006.
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

     ITEM 10. EXECUTIVE COMPENSATION.
Summary Compensation Table

Name	Year	Salary	Bonus	Stock Awards	All other Comp. (5)	Total

Julie Smolyansky CEO and President(1)	2006	$147,692	$40,000	$12,500	$7,508	$207,700
Edward Smolyansky, CFO Chief Accounting Officer and Controller (2)	2006	$140,000	$30,000	$12,500	$6,800	$189,300
Ludmila Smolyansky, Chairman (3)	2006	$99,000	$55,000	—	$5,200	$159,200
Val Nikolenko, Vice President of Operations and Secretary (4)	2006	$101,192	$22,741	$3,125	$4,704	$131,762

NOTES TO SUMMARY COMPENSATION TABLE

(1)	The Board appointed Julie Smolyansky as the CEO, CFO, President and Treasurer of the Company on June 10, 2002. Until that date and since September 21, 1998 she had been Director of Sales and Marketing of the Company. Since November 2004, Ms. Smolyansky has served solely as CEO and President.

(2)	The Board appointed Edward Smolyansky as the CFO, Chief Accounting Officer and Controller of the Company in November 2004.

(3)	The Company approves, on an annual basis, the payment to Ludmila Smolyansky of salary and bonus as other compensation for continuing advisory services to the Company, and in light of her extensive experience. Ludmila Smolyansky devotes as much time as necessary to the business of the Company.

(4)	The Board appointed Val Nikolenko as the Vice President of Operations and Secretary of the Company in December 1993.

(5)	Represents the Company’s portion of the matching contributions to the Company’s 401(k) plan on behalf of the Named Executive Officer.
     Julie Smolyansky has an employment agreement (the “Employment Agreement”) with the Company pursuant to which she serves as Chief Executive Officer. Pursuant to the Employment Agreement, Ms. Smolyansky is entitled to an annual base salary and an annual bonus subject to such incentive bonus targets and plans which the Company may adopt from time to time. The Company has not currently set any such targets in advance or adopted any such plans. In lieu thereof, the Board of Directors determines Ms. Smolyansky’s salary and bonus on an annual basis concurrently with determining amounts for other executive officers. In the event that (a) Ms. Smolyansky is terminated other than for Cause (as defined therein) or (b) Ms. Smolyansky terminates her employment for Good Reason (as defined therein) or death, then Ms. Smolyansky is entitled to a lump sum payment consisting of (y) twice her then-current base salary and (z) the aggregate of the annual bonus for which she is then eligible under the Employment Agreement and any such plans.
Director Compensation

Name	Fees Earned or Paid in Cash	Total
Pol Sikar	$2,500	$2,500
Renzo Bernardi	$2,500	$2,500
Julie Oberweis	$2,500	$2,500

During 2006, each outside (non-employee) director was compensated at the rate of $500 per meeting attended. Neither any employee director (Ludmila Smolyansky and Julie Smolyansky) nor any Director serving as the nominee of Danone (Juan Carlos Dalto) was compensated as a Director during 2006.
ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
The following table sets forth certain information known to the Company regarding the beneficial ownership of the Company’s Common Stock, the Company’s only outstanding class of securities, as of April 27, 2007 by (a) each shareholder known by the Company to be the beneficial owner of more than five percent of the Company’s Common Stock, (b) each of the Company’s directors, (c) each of the Company’s executive officers named in the Summary Compensation Table above and (d) all executive officers and directors of the Company as a group. The shareholders listed below have sole voting and investment power except as noted.

	Amount and Nature of Beneficial	Percent Owned Beneficially
Name and Address of Beneficial Owner (1)	Ownership of Common Stock	and of Record(2)
Ludmila Smolyansky(3,4)	7,605,554 (3)	45.0%
Julie Smolyansky(4)	519,360	3.1%
Edward Smolyansky(4)	419,366	2.5%
Pol Sikar(4)	11,000	*
Renzo Bernardi(4)	6,000	*
Juan Carlos Dalto(4,5)	0	*
Julie Oberweis(4)	0	*
Val Nikolenko	5,000	*
All Directors and Officers of the Company as a Group (Eight persons in total)	8,566,280	50.7%
DS Waters, LP	3,454,756	20.4%
NOTES TO BENEFICIAL OWNERSHIP TABLE

(1)	With the exception of Juan Carlos Dalto and DS Waters, LP, the address for all Directors and shareholders listed in this table is 6431 Oakton St., Morton Grove, IL 60053. The address for Juan Carlos Dalto and DS Waters, L.P. is 120 White Plains Road, Tarrytown, NY 10591.

(2)	Based upon 16,889,237 shares of Common Stock outstanding as of April 27, 2007.

(3)	On April 27, 2007, Mrs. Smolyansky directly owned 7,605,554 shares of Common Stock. Additionally, Mrs. Smolyansky is deemed to be the indirect beneficial owner of 2,719 shares of Common Stock held in the Smolyansky Family Foundation, of which Mrs. Smolyansky is the Trustee.

(4)	A Director or Officer of the Company.

(5)	Mr. Dalto is also an officer of The Dannon Company, Inc., which is an affiliate of DS Waters, LP.
ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
N/A
ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.
FINANCIAL STATEMENTS AND SCHEDULES
     A list of the Financial Statements and Financial Statement Schedules filed as part of this Report is set forth in Item 7, which list is incorporated herein by reference.
     (a) EXHIBITS

Exhibit
Number	Description

3.1	Amended and Restated By-laws (incorporated by reference to Exhibit No. 3.5 of Lifeway’s Current Report on Form 8-K dated and filed on December 10, 2002). (File No. 000-17363)
3.2	Articles of Incorporation, as amended and currently in effect (incorporated by reference to Exhibit 3.5 of Lifeway’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2000 and filed on August 8, 2000). (File No. 000-17363)
4.1	Form of Promissory Note, dated August 3, 2006 in favor of Amani Holdings, LLC (incorporated by reference to Exhibit 4.1 of Lifeway’s Current Report on Form 8-K dated August 9, 2006 and filed on August 9, 2006). (File No. 000-17363)
10.1	Lifeway Foods, Inc. Consulting and Services Compensation Plan, dated June 5, 1995 (incorporated by reference to Lifeway’s Registration Statement on Form S-8, File No. 33-93306). (File No. 000-17363)
10.2	Stock Purchase Agreement with Danone Foods, Inc., dated October 1, 1999 (incorporated by reference to Exhibit 10.10 of Lifeway’s Current Report on Form 8-K dated October 1, 1999, and filed October 12, 1999). (File No. 000-17363)
10.3	Employment Agreement, dated September 12, 2002, between Lifeway Foods, Inc. and Julie Smolyansky (incorporated by reference to Exhibit 10.14 of Amendment No. 2 filed April 30, 2003 to Lifeway’s Quarterly Report on Form 10-QSB/A for the quarter ended September 30, 2002). (File No. 000-17363)
10.4	Stock Purchase Agreement dated as of July 27, 2006, among Lifeway Foods, Inc., George Economy, Amani Holdings, LLC, the other shareholders of Helios Nutrition, Ltd. and Pride of Main Street Dairy, L.L.C. (incorporated by reference to Exhibit 10.1 of Lifeway’s Current Report on Form 8-K dated August 9, 2006 and filed on August 9, 2006). (File No. 000-17363)
10.5	Fourth Extension to Stockholders’ Agreement, dated May 3, 2006, between Lifeway Foods, Inc. and DS Waters, L.P. (incorporated by reference to Exhibit 99.1 of Lifeway’s Current Report on Form 8-K dated April 28, 2006 and filed on May 5, 2006). (File No. 0-17363)
10.6	Fifth Extension to Stockholders’ Agreement, dated December 26, 2006, between Lifeway Foods, Inc. and DS Waters, L.P. (incorporated by reference to Exhibit 10.1 of Lifeway’s Current Report on Form 8-K dated January 3, 2007 and filed on January 3, 2007). (File No. 0-17363)
11	Statement re: computation of per share earnings. (Incorporated by reference to Note 2 of the Consolidated Financial Statements).
14 *	Code of Ethics
21 *	List of Subsidiaries of the Registrant
31.1	Rule 13a-14(a)/15d-14(a) Certification of Julie Smolyansky.
31.2	Rule 13a-14(a)/15d-14(a) Certification of Edward P. Smolyansky.
32.1	Section 1350 Certification of Julie Smolyansky.
32.2	Section 1350 Certification of Edward P. Smolyansky
*Previously filed.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
AUDIT FEES
In 2005 and 2006, Plante & Moran, PLLC, billed Lifeway approximately $87,000 and $136,000, respectively, for professional services rendered for the audit of Lifeway’s annual financial statements and review of financial statements included in Lifeway’s Forms 10-QSB or services that are normally provided in connection with statutory and regulatory filings or engagements in 2005 and 2006.
AUDIT-RELATED FEES
In 2005 and 2006, Lifeway’s principal accountant billed Lifeway approximately $0 and $55,000, respectively, for professional services rendered in connection with the audit of the consolidated financial statements of Helios Nutrition, LTD. and subsidiary as of and for the year ended December 31, 2005 included in the Company’s form 8-K/A dated October 19, 2006.
TAX FEES
No professional services were rendered by Plante to Lifeway regarding tax advice, tax compliance and tax planning during 2005 and 2006.
ALL OTHER FEES

No other fees were billed to Lifeway by Plante during 2005 and 2006 other than those described in this report.
No hours expended by Plante in its engagement to audit Lifeway’s financial statements for the most recent fiscal year were attributable to work performed by persons other than Plante’s full-time permanent employees. The Audit Committee has approved 100% of all services performed by Plante for Lifeway and disclosed above.
AUDIT COMMITTEE PRE-APPROVAL POLICIES AND PROCEDURES
The Lifeway Audit Committee (the “Committee”), comprised of Messrs. Pol Sikar and Renzo Bernardi, pre-approved Plante as the Company’s independent auditor for the year-ended December 31, 2007 and has adopted the following guidelines regarding the engagement of the Company’s independent auditor to perform services for the Company:
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
To ensure prompt handling of unexpected matters, the Committee delegates to either member thereof the authority to amend or modify the list of approved permissible non-audit services and fees. Either member will report action taken to the Committee at the next Committee meeting.
The independent auditor must ensure that all audit and non-audit services provided to the Company have been approved by the Committee. The Controller or Chief Financial Officer will be responsible for tracking all independent auditor fees against the budget for such services and report at least annually to the Committee.

SIGNATURES
     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this amendment to the report to be signed on its behalf by the undersigned, thereunder duly authorized.

LIFEWAY FOODS, INC.
By:	/s/ Julie Smolyansky
Julie Smolyansky
Chief Executive Officer, President, and Director

By:	/s/ Edward P. Smolyansky
Edward P. Smolyansky
Chief Financial and Accounting Officer and Treasurer

Date: April 30, 2007
     In accordance with the Securities Exchange Act of 1934, this amendment to the report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Julie Smolyansky

Julie Smolyansky
Chief Executive Officer,
President, and Director

Date: April 30, 2007

/s/ Ludmila Smolyansky

Ludmila Smolyansky
Chairperson of the Board of Directors

Date: April 30, 2007

/s/ Pol Sikar

Pol Sikar
Director

Date: April 30, 2007

Juan Carlos Dalto
Director

Date:

/s/ Renzo Bernardi

Renzo Bernardi
Director

Date: April 30, 2007

Julie Oberweis
Director

* By	/s/ Edward P. Smolyansky

Edward P. Smolyansky
Attorney-in-Fact