Form 10KSB/A
period 2006-12-31
LIFEWAY FOODS INC
filed 2007-05-01
CIK 814586

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-KSB/A NO. 2

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
The aggregate market value of the voting and non-voting common equity held by non-affiliates (approximately 4,263,682 shares) computed by reference to the price at which the stock was sold as of March 30, 2007 ($9.00 per share as quoted on the Nasdaq Global Market) was: $38,373,138.
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

Explanatory Note
     On April 30, 2007, the Registrant filed Amendment No. 1 to its Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006 (“Amendment No. 1”). Due to ministerial difficulties, the exhibits to Amendment No. 1 listed in Item 13 were omitted from the filing. This Amendment No. 2 is filed solely to attach the exhibits that should have been filed with Amendment No. 1. Amendment No. 1 is restated herein in its entirety.
     Information required by Part III (Items 9, 10, 11, 12, 13 and 14) of the undersigned Registrant’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006 (the “Annual Report”), filed pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), was to be incorporated by reference to the definitive Proxy Statement for the 2007 Annual Meeting of Stockholders of the Registrant, which Proxy Statement was to be filed pursuant to Regulation 14A under the Exchange Act within 120 days following the end of the Registrant’s fiscal year as permitted under General Instruction E of Form 10-KSB (“Instruction E”). However, the definitive Proxy Statement will not have been filed within such period. Accordingly, pursuant to Instruction E, the Registrant hereby amends Items 9, 10, 11, 12, 13 and 14 of the Annual Report as follows:

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

	Amount and Nature of Beneficial	Percent Owned Beneficially
Name and Address of Beneficial Owner (1)	Ownership of Common Stock	and of Record(2)
Ludmila Smolyansky(3,4)	7,605,554 (3)	45.0%
Julie Smolyansky(4)	519,360	3.1%
Edward Smolyansky(4)	419,366	2.5%
Pol Sikar(4)	11,000	*
Renzo Bernardi(4)	6,000	*
Juan Carlos Dalto(4,5)	0	*
Julie Oberweis(4)	0	*
Val Nikolenko	5,000	*
All Directors and Officers of the Company as a Group (Eight persons in total)	8,566,280	50.7%
DS Waters, LP	3,454,756	20.4%
NOTES TO BENEFICIAL OWNERSHIP TABLE

(1)	With the exception of Juan Carlos Dalto and DS Waters, LP, the address for all Directors and shareholders listed in this table is 6431 Oakton St., Morton Grove, IL 60053. The address for Juan Carlos Dalto and DS Waters, LP is 120 White Plains Road, Tarrytown, NY 10591.

(2)	Based upon 16,889,237 shares of Common Stock outstanding as of April 27, 2007.

(3)	On April 27, 2007, Mrs. Smolyansky directly owned 7,605,554 shares of Common Stock. Additionally, Mrs. Smolyansky is deemed to be the indirect beneficial owner of 2,719 shares of Common Stock held in the Smolyansky Family Foundation, of which Mrs. Smolyansky is the Trustee.

(4)	A Director or Officer of the Company.

(5)	Mr. Dalto is also an officer of The Dannon Company, Inc., which is an affiliate of DS Waters, LP.
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

/s/ Julie Smolyansky

Julie Smolyansky
Chief Executive Officer,
President, and Director

Date: April 30, 2007

*

Ludmila Smolyansky
Chairperson of the Board of Directors

Date: April 30, 2007

*

Pol Sikar
Director

Date: April 30, 2007

Juan Carlos Dalto
Director

Date:

*

Renzo Bernardi
Director

Date:
Julie Oberweis
Director

* By	/s/ Edward P. Smolyansky

Edward P. Smolyansky
Attorney-in-Fact

INDEX OF EXHIBITS

Exhibit No.	Description of Exhibit

31.1	Rule 13a-14(a)/15d-14(a) Certification of Julie Smolyansky.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Edward P. Smolyansky.

32.1	Section 1350 Certification of Julie Smolyansky.

32.2	Section 1350 Certification of Edward P. Smolyansky.