Form 10KSB/A
period 2005-12-31
LIFEWAY FOODS INC
filed 2007-05-14
CIK 814586

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
Common Stock, No Par Value
      Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑           No ☐
      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.     ☑
      The issuer’s revenues for its most recent fiscal year were: $20,131,654
      The aggregate market value of the voting and non-voting common equity held by non-affiliates (approximately 4,263,682 shares) computed by reference to the price at which the stock was sold as of March 30, 2007 ($9.00 per share as quoted on the National Market System of the Nasdaq Stock Market) was: $38,373,138
      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐          No ☑
(APPLICABLE ONLY TO CORPORATE REGISTRANTS)
      The number of shares outstanding of each of the issuer’s classes of common equity, as of April 27, 2007 were: 16,889,237 shares of Common Stock.
DOCUMENTS INCORPORATED BY REFERENCE:
      Portions of the Notice of Annual Meeting and Proxy Statement, to be filed no later than April 30, 2006, for the Registrant’s 2006 Annual Meeting of Shareholders, scheduled to be held [June 10], 2006, are incorporated by reference in Part III.
      Transitional Small Business Disclosure Format (check one):     Yes ☐          No ☑

EXPLANATORY NOTE
      This amendment to the Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005 of Lifeway Foods, Inc. (as originally filed on March 31, 2006, the “Form 10-KSB”) is being filed in response to comments from the Staff of the Securities and Exchange Commission. The Form 10-KSB is restated herein in its entirety. The disclosures in this amendment continue to speak as of the date of the Form 10-KSB, and do not reflect events occurring after the filing of the Form 10-KSB. Accordingly, this Form 10-KSB/ A should be read in conjunction with our other filings made with the Securities and Exchange Commission subsequent to the filing of the 10-KSB, including any amendments to those filings. The filing of this Form 10-KSB/ A shall not be deemed an admission that the Form 10-KSB when made included any untrue statement of a material fact or omitted to state a material fact necessary to make a statement not misleading.
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
      Cost of goods sold as a percentage of sales was approximately 61% during the fourth quarter 2005, compared to about 61% during the same period in 2004. The average cost of milk, Lifeway’s largest cost of goods sold component, was similar in the fourth quarter 2005 compared to the same period in 2004. Beginning January 1, 2005, the minimum wage payable to Company’s employees in Illinois increased 18%. This higher wage increase (and indirect pressure for additional increases) has had a negative impact on our gross margins in 2005, when compared to 2004. We intend to primarily offset these wage increases by continuing to invest in the automation of our production processes.
      As we increased our shipments, the rise in fuel and transportation costs in the fourth quarter, when compared to the same period a year ago, had a negative impact on our gross margins. In addition, the rise in other oil related costs such as sugar and plastics, when compared to the same period a year ago, further negatively impacted our gross margins. We were able to mostly offset a portion of these oil related cost increases by making prudent investments in various funds that invest in, among other things, energy-related equities, as is evident in our total other income.
      Operating expenses as a percentage of sales was approximately 22% during the fourth quarter 2005, compared to about 26% during the same period in 2004. This decrease is primarily attributable to our continuing efforts to improve our production automation, through capital investments, thereby improving our overall operating income.
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
      Cost of goods sold as a percentage of sales was approximately 60% in 2005, compared to about 59% in 2004. The average cost of milk, Lifeway’s largest cost of goods sold component, was similar in 2005 compared to 2004. Beginning January 1, 2005, the minimum wage payable to Company’s employees in Illinois increased 18%. This higher wage increase (and indirect pressure for additional increases) has had a negative impact on our gross margins in 2005, when compared to 2004. We intend to primarily offset these wage increases by continuing to invest in the automation of our production processes.
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
      Operating expenses as a percentage of sales in was approximately 23% in 2005, compared to about 23% in 2004. Also, the Company’s advertising cost increased to $1,176,440 in 2005 as compared to $909,179 in 2004.
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders of
LIFEWAY FOODS, INC. AND SUBSIDIARY
      We have audited the accompanying consolidated statements of financial condition of LIFEWAY FOODS, INC. AND SUBSIDIARY (the “Company”) as of December 31, 2005 and 2004 and the related consolidated statements of income and comprehensive income, changes in stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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

See accompanying notes to financial statements

LIFEWAY FOODS, INC. AND SUBSIDIARY
Consolidated Statements of Income and Comprehensive Income
For the Years Ended December 31, 2005 and 2004

	Years Ended December 31,

	2005	2004

Sales	$20,131,654	$16,319,210
Cost of goods sold	12,122,868	9,608,415

Gross profit	8,008,786	6,710,795
Operating expenses:
Selling expenses	2,354,348	1,808,382
General and administrative expenses	2,253,076	1,951,962

Total operating expenses	4,607,424	3,760,344

Income from operations	3,401,362	2,950,451
Other income (expense):
Interest and dividend income	323,365	185,575
Interest expense	(100,762)	(31,441)
Gain on sale of marketable securities, net	445,327	354,128
Gain (loss) on marketable securities classified as trading	13,773	(16,487)

Total other income	681,703	491,775

Income before provision for income taxes	4,083,065	3,442,226
Provision for income taxes	1,534,592	1,390,167

Net income	$2,548,473	$2,052,059

Basic and diluted earnings per common share	0.30	0.24

Weighted average number of shares outstanding	8,404,496	8,439,159

COMPREHENSIVE INCOME
Net income	$2,548,473	$2,052,059
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on marketable securities (net of tax benefits)	42,708	170,107
Less reclassification adjustment for gains (losses) included in net income (net of taxes)	(261,402)	(207,164)

Comprehensive income	$2,329,779	$2,015,002

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

Revenue Recognition
      Sales represent sales of Company produced dairy products that are recorded at the time of shipment and the following criteria have been met: (i) the product has been shipped and the Company has no significant remaining obligations; (ii) persuasive evidence of an agreement exists; (iii) the price to the buyer is fixed or determinable and (iv) collection is probable. In addition, shipping costs invoiced to the customers are included in net sales and the related cost in cost of sales.

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
      (a) EXHIBITS

Exhibit
Number	Description

3.4	Amended and Restated By-laws (incorporated by reference to Exhibit No. 3.5 of Lifeway’s Current Report on Form 8-K dated and filed on December 10, 2002). (File No. 000-17363)
3.5	Articles of Incorporation, as amended and currently in effect (incorporated by reference to Exhibit 3.5 of Lifeway’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2000 and filed on August 8, 2000). (File No. 000-17363)
10.1	Lifeway Foods, Inc. Consulting and Services Compensation Plan, dated June 5, 1995 (incorporated by reference to Lifeway’s Registration Statement on Form S-8, File No. 33-93306). (File No. 000-17363)
10.10	Stock Purchase Agreement with Danone Foods, Inc., dated October 1, 1999 (incorporated by reference to Exhibit 10.10 of Lifeway’s Current Report on Form 8-K dated October 1, 1999, and filed October 12, 1999). (File No. 000-17363)
10.16	Employment Agreement, dated September 12, 2002, between Lifeway Foods, Inc. and Julie Smolyansky (incorporated by reference to Exhibit 10.14 of Amendment No. 2 filed April 30, 2003 to Lifeway’s Quarterly Report on Form 10-QSB/ A for the quarter ended September 30, 2002). (File No. 000-17363)
11	Statement re: computation of per share earnings. (Incorporated by reference to Note 2 of the Consolidated Financial Statements).
14	Code of Ethics (Incorporated by reference to Lifeway’s Proxy Statement on Schedule 14A filed on April 29, 2004). (File No. 000-17363)
21*	List of Subsidiaries of the Registrant
31.1	Rule 13a-14(a)/15d-14(a) Certification of Julie Smolyansky.
31.2	Rule 13a-14(a)/15d-14(a) Certification of Edward P. Smolyansky.
32.1	Section 1350 Certification of Julie Smolyansky.
32.2	Section 1350 Certification of Edward P. Smolyansky

*Previously filed.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
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
Date: May 14, 2007
      In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Julie Smolyansky

Julie Smolyansky
Chief Executive Officer,
President, and Director
Date: May 14, 2007

/s/ Ludmila Smolyansky*

Ludmila Smolyansky
Chairperson of the Board of
Directors
Date: May 14, 2007

/s/ Pol Sikar*

Pol Sikar
Director
Date: May 14, 2007

/s/ Juan Carlos Dalto*

Juan Carlos Dalto
Director
Date: May 14, 2007

/s/ Renzo Bernardi*

Renzo Bernardi
Director
Date: May 14, 2007

*By:	/s/ Edward P. Smolyansky

____________________________________ Edward P. Smolyansky Attorney-in-Fact
Date: May 14, 2007

INDEX OF EXHIBITS

31.1	Rule 13a-14(a)/15d-14(a) Certification of Julie Smolyansky.
31.2	Rule 13a-14(a)/15d-14(a) Certification of Edward P. Smolyansky.
32.1	Section 1350 Certification of Julie Smolyansky.
32.2	Section 1350 Certification of Edward P. Smolyansky.