Form 10QSB/A
period 2006-03-31
LIFEWAY FOODS INC
filed 2007-05-14
CIK 814586

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
State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of April 27, 2007, the issuer had 16,889,237 shares of common stock, no par value, outstanding.
Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☑

EXPLANATORY NOTE
     This amendment to the Quarterly Report on Form 10-QSB for the quarter ended March 31, 2006 of Lifeway Foods, Inc. (as originally filed on May 15, 2006, the “Form 10-QSB”) is being filed in response to comments from the Staff of the Securities and Exchange Commission. The Form 10-QSB is restated herein in its entirety. The disclosures in this amendment continue to speak as of the date of the Form 10-QSB, and do not reflect events occurring after the filing of the Form 10-QSB. Accordingly, this Form 10-QSB/A should be read in conjunction with our other filings made with the Securities and Exchange Commission subsequent to the filing of the 10-QSB, including any amendments to those filings. The filing of this Form 10-QSB/A shall not be deemed an admission that the Form 10-QSB when made included any untrue statement of a material fact or omitted to state a material fact necessary to make a statement not misleading.

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

	Three Months Ended		Year Ended
	March 31,		December 31,
	2006	2005	2005
Sales	$6,003,023	$4,656,860	$20,131,654

Cost of goods sold	3,305,643	2,696,659	12,122,868

Gross profit	2,697,380	1,960,201	8,008,786

Operating expenses:
Selling expenses	582,944	520,702	2,354,343
General and administrative expenses	708,064	515,775	2,253,076

Total operating expenses	1,291,008	1,036,477	4,607,424

Income from operations	1,406,372	923,724	3,401,362

Other income (expense):
Interest and dividend income	86,235	65,276	323,365
Interest expense	(50,226)	(7,442)	(100,762)
Gain (loss) on sale of marketable securities, net	(36,878)	198,140	445,327
Gain on marketable securities classified as trading	512	3,516	13,773

Total other income	(357)	259,490	681,703

Income before provision for income taxes	1,406,015	1,183,214	4,083,065

Provision for income taxes	511,352	457,823	1,534,592

Net income	$894,663	$725,391	$2,548,473

Basic and diluted earnings per common share	0.11	0.09	0.30

Weighted average number of shares outstanding	8,396,189	8,432,653	8,404,496

COMPREHENSIVE INCOME

Net income	$894,663	$725,391	$2,548,473

Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on marketable securities (net of tax benefits)	275,537	(56,722)	42,708
Less reclassification adjustment for gains (losses) included in net income (net of taxes)	(21,648)	(115,226)	(261,402)

Comprehensive income	$1,148,552	$553,443	$2,329,779

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
Revenue Recognition
Sales represent sales of Company produced products that are recorded at the time of shipment and the following criteria have been met: (i) The product has been shipped and the Company has no significant remaining obligations; (ii) Persuasive evidence of an agreement exists; (iii) The price to the buyer is fixed or determinable and (iv) Collection is probable. In addition, shipping costs invoiced to the customers are included in net sales and the related cost in net sales.
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
Cost of goods sold as a percentage of sales was approximately 55% during the first quarter 2006, compared to about 58% during the same period in 2005. This decrease is directly related to the decreased cost of milk during this period. The average cost of milk, Lifeway’s largest cost of goods sold component decreased approximately 15% in the first quarter 2006 compared to the same period in 2005.
Operating expenses as a percentage of sales was approximately 22% during the first quarter 2006, compared to about 22% during the same period in 2005. During the year we were able to increase production efficiency. Additionally, even though oil related costs such as transportation, utilities, and certain raw materials all increased in the first quarter 2006 when compared to the same period in 2005, we were able to offset these higher costs by increased overall efficiency.
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
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
EXHIBITS

Exhibit
Number	Description

3.4	Amended and Restated By-laws (incorporated by reference to Exhibit No. 3.5 of Lifeway’s Current Report on Form 8-K dated and filed on December 10, 2002). (File No. 000-17363)

3.5	Articles of Incorporation, as amended and currently in effect (incorporated by reference to Exhibit 3.5 of Lifeway’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2000 and filed on August 8, 2000). (File No. 000-17363)

11	Statement re: Computation of per share earnings (incorporated by reference to Note 2 of the Consolidated Financial Statements).

31.1	Rule 13a-14(a)/15d-14(a) Certification of Julie Smolyansky.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Edward P. Smolyansky.

32.1	Section 1350 Certification of Julie Smolyansky.

32.2	Section 1350 Certification of Edward P. Smolyansky.

99.1*	Press Release dated May 15, 2006- “Lifeway Foods Reports 1st Quarter 2006 Results.”

*Previously filed.
(b) Reports on Form 8-K
     Incorporated herein by reference to the Form 10-QSB filed with the Commission on May 15, 2006 (File No. 000-17363).

SIGNATURE
In accordance with the requirements of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: May 14, 2007

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