Form 10QSB/A
period 2006-06-30
LIFEWAY FOODS INC
filed 2007-05-14
CIK 814586

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

EXPLANATORY NOTE
     This amendment to the Quarterly Report on Form 10-QSB for the quarter ended June 30, 2006 of Lifeway Foods, Inc. (as originally filed on August 14, 2006, the “Form 10-QSB”) is being filed in response to comments from the Staff of the Securities and Exchange Commission. The Form 10-QSB is restated herein in its entirety. The disclosures in this amendment continue to speak as of the date of the Form 10-QSB, and do not reflect events occurring after the filing of the Form 10-QSB. Accordingly, this Form 10-QSB/A should be read in conjunction with our other filings made with the Securities and Exchange Commission subsequent to the filing of the 10-QSB, including any amendments to those filings. The filing of this Form 10-QSB/A shall not be deemed an admission that the Form 10-QSB when made included any untrue statement of a material fact or omitted to state a material fact necessary to make a statement not misleading.

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
LIFEWAY FOODS, INC. AND SUBSIDIARY
CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2006 and 2005
AND DECEMBER 31, 2005

	(Unaudited)
	June 30,		December, 31
	2006	2005	2005
ASSETS

Current assets
Cash and cash equivalents	$3,621,803	$2,024,384	$4,354,081
Marketable securities	8,581,674	6,301,790	7,478,697
Inventories	2,320,818	1,106,211	1,716,999
Accounts receivable, net of allowance for doubtful accounts of $45,000 and $15,000 at June 30, 2006 and 2005 and $35,000 at December 31, 2005	3,561,038	2,556,808	2,517,615
Prepaid expenses and other current assets	51,823	102,448	9,144
Other receivables	67,332	106,896	56,435
Deferred income taxes	116,544	55,352	142,772
Refundable income taxes	—	172,635	11,562

Total current assets	18,321,032	12,426,524	16,287,305
Property and equipment, net	7,762,286	7,757,150	7,751,446
Intangible assets
Goodwill	75,800	75,800	75,800
Other intangible assets, net of accumulated amortization of $125,488 and $59,379 at June 30, 2006 and 2005 and $92,432 at December 31, 2005	317,154	376,621	350,206

Total intangible assets	392,954	452,421	426,006
Total assets	$26,476,272	$20,636,095	$24,464,757

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Current maturities of notes payable	$542,089	$12,662	$532,454
Accounts payable	704,061	659,351	426,253
Accrued expenses	382,543	427,307	355,011
Accrued income tax	441,049	—	—

Total current liabilities	2,069,742	1,099,320	1,313,718

Notes payable	2,849,504	454,046	2,903,349

Deferred income taxes	343,619	381,049	348,923

Stockholders’ equity
Common stock	6,509,267	6,509,267	6,509,267
Paid-in-capital	104,036	74,751	90,725
Treasury stock, at cost	(1,468,091)	(1,043,685)	(1,024,659)
Retained earnings	16,067,650	13,156,711	14,422,948
Accumulated other comprehensive income (loss), net of taxes	545	4,636	(99,514)

Total stockholders’ equity	21,213,407	18,701,680	19,898,767

Total liabilities and stockholders’ equity	$26,476,272	$20,636,095	$24,464,757

	(Unaudited)		(Unaudited)
	Three Months Ended		Six Months Ended		Year Ended
	June 30		June 30		December 31,
	2006	2005	2006	2005	2005
Sales	$6,367,397	$5,072,567	$12,370,420	$9,729,427	$20,131,654
Cost of goods sold	3,787,577	3,070,817	7,093,221	5,767,476	12,122,868

Gross profit	2,579,820	2,001,750	5,277,199	3,961,951	8,008,786
Operating expenses:
Selling expenses	849,647	577,895	1,432,591	1,098,597	2,354,348
General and administrative expenses	800,019	586,598	1,508,083	1,102,373	2,253,076

Total operating expenses	1,649,666	1,164,493	2,940,674	2,200,970	4,607,424

Income from operations	930,154	837,257	2,336,525	1,760,981	3,401,362
Other income (expense):
Interest and dividend income	122,033	75,289	208,264	140,565	323,365
Interest expense	(63,200)	(6,876)	(113,426)	(14,318)	(100,762)
Gain (loss) on sale of marketable securities, net	225,292	(36,153)	188,414	161,987	445,327
Gain on marketable securities classified as trading	2,549	11,520	3,061	15,036	13,773

Total other income	286,674	43,780	286,313	303,270	681,703

Income before provision for income taxes	1,216,828	881,037	2,622,838	2,064,251	4,083,065

Provision for income taxes	466,784	324,192	978,136	782,015	1,534,592

Net income	$750,044	$556,845	$1,644,702	$1,282,236	$2,548,473

Basic and diluted earnings per common share	0.04	0.03	0.10	0.08	0.15

Weighted average number of shares outstanding	16,799,536	16,795,398	16,795,473	16,830,160	16,808,992

COMPREHENSIVE INCOME

Net income	$750,044	$556,845	$1,644,702	$1,282,236	$2,548,473
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on marketable securities (net of tax benefits)	(65,256)	36,251	210,281	(20,471)	42,708
Less reclassification adjustment for gains (losses) included in net income (net of taxes)	(88,574)	21,153	(110,222)	(94,073)	(261,402)

Comprehensive income	$596,214	$614,249	$1,744,761	$1,167,692	$2,329,779

	Common Stock,
	No Par Value
	20,000,000							Accumulated
	Shares		# of Shares					Other
	Authorized		of					Comprehensive
	# of Shares	# of Shares	Treasury	Common	Paid In	Treasury	Retained	Income (Loss),
	Issued	Outstanding	Stock	Stock	Capital	Stock	Earnings	Net of Tax	Total
Balances at December 31, 2004	17,273,776	16,882,876	390,900	$6,509,267	$64,314	$(649,039)	$11,874,475	$119,180	$17,918,197
Issuance of treasury stock	—	7,634	(7,634)	—	26,411	25,934	—	—	52,345
Redemption of stock	—	(100,000)	100,000	—	—	(401,554)	—	—	(401,554)
Other comprehensive income (loss):
Unrealized losses on securities, net of taxes and reclassification adjustment	—	—	—	—	—	—	—	(218,694)	(218,694)
Net income for the year ended December 31, 2005	—	—	—	—	—	—	2,548,473	—	2,548,473

Balances at December 31, 2005	17,273,776	16,790,510	483,266	$6,509,267	$90,725	$(1,024,659)	$14,422,948	$(99,514)	$19,898,767
Issuance of treasury stock	—	4,666	(4,666)	—	13,311	15,855	—	—	29,166
Redemption of stock	—	(74,988)	74,988	—	—	(459,287)	—	—	(459,287)
Other comprehensive income (loss):
Unrealized gains on securities, net of taxes and reclassification adjustment	—	—	—	—	—	—	—	100,059	100,059
Net income for the six months ended June 30, 2006	—	—	—	—	—	—	1,644,702	—	1,644,702

Balances at June 30, 2006	17,273,776	16,720,188	553,588	$6,509,267	$104,036	$(1,468,091)	$16,067,650	$545	$21,213,407

	Six Months Ended		Year Ended
	June 30,		December 31,
	2006	2005	2005
Cash flows from operating activities:
Net income	$1,644,702	$1,282,236	$2,548,473
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	291,678	318,346	650,945
(Gain)Loss on sale of marketable securities, net	(188,414)	(161,987)	(445,327)
Gain on marketable securities classified as trading	(3,061)	(15,036)	(13,773)
Deferred income taxes	(52,541)	(53,968)	(100,236)
Treasury stock issued for services	29,166	17,345	52,345
Increase in allowance for doubtful accounts	10,000	—	—
(Increase) decrease in operating assets:
Accounts receivable	(1,053,423)	(532,772)	(493,579)
Other receivables	(10,897)	(34,759)	15,702
Inventories	(603,819)	(200,514)	(811,302)
Refundable income taxes	11,562	85,982	247,055
Prepaid expenses and other current assets	(42,679)	(95,188)	(1,884)
Increase (decrease) in operating liabilities:
Accounts payable	277,808	17,700	(215,398)
Accrued expenses	27,532	231,766	159,470
Accrued income taxes	441,049	—	—

Net cash provided by operating activities	778,663	859,151	1,592,491

Cash flows from investing activities:
Purchases of marketable securities	(3,968,844)	(2,454,680)	(6,460,561)
Sale of marketable securities	3,230,866	2,876,669	5,810,391
Purchases of property and equipment	(269,466)	(4,622,870)	(4,916,811)

Net cash used in investing activities	(1,007,444)	(4,200,881)	(5,566,981)

Cash flows from financing activities:
Proceeds from note payable	—	—	3,000,000
Purchases of treasury stock	(459,287)	(401,554)	(401,554)
Repayment of notes payable	(44,210)		(36,522)
Loan costs		(5,617)	(6,638)

Net cash provided by (used in) financing activities	(503,497)	(407,171)	2,555,286

Net decrease in cash and cash equivalents	(732,278)	(3,748,901)	(1,419,204)

Cash and cash equivalents at the beginning of the period	4,354,081	5,773,285	5,773,285

Cash and cash equivalents at the end of the period	$3,621,803	$2,024,384	$4,354,081

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

Revenue Recognition

Sales represent sales of Company produced dairy products that are recorded at the time of shipment and the following four criteria have been met: (i) the product has been shipped and the Company has no significant remaining obligations; (ii) persuasive evidence of an agreement exists; (iii) the price to the buyer is fixed or determinable and (iv) collection is probable. In addition, shipping costs invoiced to the customers are included in net sales and the related cost in costs of sales.

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
Cost of goods sold as a percentage of sales was approximately 59% during the second quarter 2006, compared to about 61% during the same period in 2005. The increase in cost of good sold, as a percentage of sales, can be primarily attributable to the introduction of the ProBugs line of Kefir for kids, which the Company introduced began to roll out in the second quarter of 2006. The costs associated with this new product introduction include packaging and graphic design costs, many of which are one time expenditures related to the creation of the product package.

In addition, many of our raw material and supply costs continue to increase with the increased cost of oil and gas. We were able to mostly offset these costs by continuing to streamline our operations and improve our production efficiency.
Operating expenses as a percentage of sales was approximately 26% during the second quarter 2006, compared to about 23% during the same period in 2005. This increase is primarily attributable to the introduction of the ProBugs line of Kefir for kids, which we began to roll out in the second quarter of 2006. The costs associated with this new product roll out include several advertising and marketing related expenses.
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
Cost of goods sold, as a percentage of sales was approximately 57% during the six-month period ended June 30, 2006, compared to about 59% during the same period in 2005. The decrease is primarily attributable to an overall decrease in the cost of milk, Lifeway’s largest cost of goods component. The average cost of milk in the six-month period ended June 30, 2006 was approximately 20% lower when compared to the same period in 2005.
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
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Exhibit
Number	Description

3.4	Amended and Restated By-laws (incorporated by reference to Exhibit No. 3.5 of Lifeway’s Current Report on Form 8-K dated and filed on December 10, 2002). (File No. 000-17363)

3.5	Articles of Incorporation, as amended and currently in effect (incorporated by reference to Exhibit 3.5 of Lifeway’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2000 and filed on August 8, 2000). (File No. 000-17363)

11	Statement re: Computation of per share earnings (incorporated by reference to Note 2 of the Consolidated Financial Statements)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Julie Smolyansky.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Edward P. Smolyansky.

32.1	Section 1350 Certification of Julie Smolyansky.

32.2	Section 1350 Certification of Edward P. Smolyansky.

99.1*	Press Release dated August 14, 2006 — “Lifeway Foods Inc. Reports Second Quarter and Six Month Results.”

*Previously filed.
Reports on Form 8-K
Incorporated herein by reference to the Form 8-K filed with the Commission on April 4, 2006 (File No. 000-17363).
Incorporated herein by reference to the Form 8-K filed with the Commission on April 6, 2006 (File No. 000-17363).
Incorporated herein by reference to the Form 8-K filed with the Commission on May 5, 2006 (File No. 000-17363).
Incorporated herein by reference to the Form 8-K filed with the Commission on June 20, 2006 (File No. 000-17363).

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