Form 10QSB/A
period 2006-09-30
LIFEWAY FOODS INC
filed 2007-05-15
CIK 814586

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

EXPLANATORY NOTE
     This amendment to the Quarterly Report on Form 10-QSB for the quarter ended September 30, 2006 of Lifeway Foods, Inc. (as originally filed on November 20, 2006, the “Form 10-QSB”) is being filed in response to comments from the Staff of the Securities and Exchange Commission. The Form 10-QSB is restated herein in its entirety. The disclosures in this amendment continue to speak as of the date of the Form 10-QSB, and do not reflect events occurring after the filing of the Form 10-QSB. Accordingly, this Form 10-QSB/A should be read in conjunction with our other filings made with the Securities and Exchange Commission subsequent to the filing of the 10-QSB, including any amendments to those filings. The filing of this Form 10-QSB/A shall not be deemed an admission that the Form 10-QSB when made included any untrue statement of a material fact or omitted to state a material fact necessary to make a statement not misleading.

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

	(Unaudited)		(Unaudited)
	Three Months Ended		Nine Months Ended		Year Ended
	September 30		September 30		December 31,
	2006	2005	2006	2005	2005
Sales	$7,456,649	$5,194,648	$19,827,069	$14,924,076	$20,131,654

Cost of goods sold	4,616,366	3,184,680	11,709,587	$8,952,156	12,122,868

Gross profit	2,840,283	2,009,968	8,117,482	5,971,920	8,008,786

Operating Expenses:
Selling expenses	890,563	655,913	2,323,155	1,754,511	2,354,348
General and administrative expenses	830,400	591,892	2,338,483	1,694,265	2,253,076

Total operating expenses	1,720,963	1,247,805	4,661,638	3,448,776	4,607,424

Income from operations	1,119,320	762,163	3,455,844	2,523,144	3,401,362

Other income (expense):
Interest and dividend income	86,318	72,363	294,583	212,927	323,365
Interest expense	(96,557)	(36,877)	(209,983)	(51,195)	(100,762)
Gain (loss) on sale of marketable securities, net	89,260	162,446	277,674	324,433	445,327
Gain on marketable securities classified as trading	(2,370)	(681)	691	14,355	13,773

Total other income	76,651	197,251	362,965	500,520	681,703

Income before provision for income taxes	1,195,971	959,414	3,818,809	3,023,664	4,083,065

Provision for income taxes	456,012	400,464	1,434,148	1,182,479	1,534,592

Net income	$739,959	$558,950	$2,384,661	$1,841,185	$2,548,473

Basic and diluted earnings per common share	0.04	0.03	0.14	0.11	0.15

Weighted average number of shares outstanding	16,860,139	16,786,768	16,855,889	16,815,536	16,808,992

COMPREHENSIVE INCOME

Net income	$739,959	$558,950	$2,384,661	$1,841,185	$2,548,473

Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on marketable securities (net of tax benefits)	102,436	103,458	312,717	82,988	42,708
Less reclassification adjustment for gains (losses) included in net income (net of taxes)	(73,184)	(96,369)	(183,406)	(190,442)	(261,402)

Comprehensive income	$769,211	$566,039	$2,513,972	$1,733,731	$2,329,779

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
Cost of goods sold as a percentage of sales for the Lifeway Foods line was approximately 62% during the third quarter 2006, compared to about 61% during the same period in 2005. The increase was primarily attributable to the cost of freight, Lifeway’s second largest cost of goods sold component, which was 85% higher in the third quarter 2006 compared to the same period in 2005. We expect to see the cost of freight decrease during the fourth quarter 2006.
Operating expenses as a percentage of sales for the Lifeway Foods line was approximately 23% during the third quarter 2006, compared to about 24% during the same period in 2005. Even though Lifeway incurred numerous one time legal and regulatory expenses related to the third quarter 2006 stock split, and the Helios acquisition, Lifeway was still able to decrease its operating expenses.
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
Cost of goods sold, as a percentage of sales for the Lifeway Foods line was approximately 59% during the nine month period ended September 30, 2006, compared to about 60% during the same period in 2005. Even though Lifeway’s second largest cost of goods sold component, freight, increased 66% during the nine month period in 2006 compared to the same period in 2005, Lifeway was able to maintain a similar cost of goods level as in 2005 by maximizing its production efficiency. We expect to see the cost of freight to decrease during the fourth quarter 2006.
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