Form 10QSB
period 2007-03-31
LIFEWAY FOODS INC
filed 2007-05-15
CIK 814586

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB
(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007

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

LIFEWAY FOODS, INC. AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007 AND 2006
AND DECEMBER 31, 2006

LIFEWAY FOODS, INC. AND SUBSIDIARIES
Consolidated Statements of Financial Condition
March 31, 2007 and 2006 (Unaudited) and December 31, 2006

	(Unaudited)
	March 31,		December 31,
	2007	2006	2006
ASSETS

Current assets
Cash and cash equivalents	$1,013,345	$3,817,745	$1,547,812
Marketable securities	8,560,756	8,337,907	8,491,363
Inventories	2,883,455	2,024,330	2,522,196
Accounts receivable, net of allowance for doubtful accounts of $39,460 and $45,000 at March 31, 2007 and 2006 and $80,000 at December 31, 2006	4,587,966	3,054,017	3,942,717
Prepaid expenses and other current assets	9,992	15,247	11,983
Other receivables	50,425	55,404	71,050
Deferred income taxes	—	—	32,234
Refundable income taxes	158,553	40,388	267,771

Total current assets	17,264,492	17,345,038	16,887,126

Property and equipment, net	8,554,799	7,774,651	8,580,716

Intangible assets
Goodwill	3,952,425	75,800	3,952,425
Other intangible assets, net of accumulated amortization of $358,985 and $108,958 at March 31, 2007 and 2006 and $278,710 December 31, 2006	3,498,653	333,680	3,578,928

Total intangible assets	7,451,078	409,480	7,531,353

Total assets	$33,270,369	$25,529,169	$32,999,195

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Current maturities of notes payable	1,129,004	$528,415	$1,131,336
Accounts payable	1,239,046	453,022	1,463,014
Accrued expenses	341,189	245,168	480,101
Deferred income tax	31,032	4,251	—

Total current liabilities	2,740,271	1,230,856	3,074,451

Notes payable	5,201,873	2,887,785	5,746,718

Deferred income taxes	454,212	345,709	449,619

Stockholders’ equity
Common stock, no par value; 20,000,000 shares authorized; 17,273,766 shares issued; 16,889,237 shares outstanding at March 31, 2007; 17,273,776 shares issued; 16,793,310 shares outstanding at March 31, 2006; and 17,273,776 shares issued; 16,897,826 shares outstanding at December 31, 2006	6,509,267	6,509,267	6,509,267
Paid-in-capital	1,080,911	98,712	1,080,911
Treasury stock, at cost	(1,411,195)	(1,015,146)	(1,334,313)
Retained earnings	18,454,103	15,317,611	17,318,772
Accumulated other comprehensive income (loss), net of taxes	240,927	154,375	153,770

Total stockholders’ equity	24,874,013	21,064,819	23,728,407

Total liabilities and stockholders’ equity	$33,270,369	$25,529,169	$32,999,195

See accompanying notes to financial statements

LIFEWAY FOODS, INC. AND SUBSIDIARIES
Consolidated Statements of Income and Comprehensive Income
For the Three Months Ended March 31, 2007 and 2006 (Unaudited)
and The Year Ended December 31, 2006

	(Unaudited)
	Three Months Ended		Year Ended
	March 31,		December 31,
	2007	2006	2006
Sales	$9,022,244	$6,003,023	$27,720,713

Cost of goods sold	5,449,825	3,305,643	17,081,992

Gross profit	3,572,419	2,697,380	10,638,721

Selling Expenses	770,081	582,943	3,065,254
General and Administrative	1,000,848	708,065	3,343,341

Total Operating Expenses	1,770,929	1,291,008	6,408,595

Income from operations	1,801,490	1,406,372	4,230,126

Other income (expense):
Interest and dividend income	65,799	86,235	388,339
Rental Income	8,600		11,401
Interest expense	(109,529)	(50,226)	(345,525)
Gain (loss) on sale of marketable securities, net	14,137	(36,878)	355,767
Gain on marketable securities classified as trading	608	512	791

Total other income (Expense)	(20,385)	(357)	410,773

Income before provision for income taxes	1,781,105	1,406,015	4,640,899

Provision for income taxes	645,774	511,352	1,745,075

Net income	$1,135,331	$894,663	$2,895,824

Basic and diluted earnings per common share	0.07	0.05	0.17

Weighted average number of shares outstanding	16,895,351	16,792,378	16,829,601

COMPREHENSIVE INCOME

Net income	$1,135,331	$894,663	$2,895,824

Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on marketable securities (net of tax benefits)	264,952	275,537	(251,021)
Less reclassification adjustment for gains (losses) included in net income (net of taxes)	(177,795)	(21,648)	504,305

Comprehensive income	$1,222,488	$1,148,552	$3,149,108

See accompanying notes to financial statements

LIFEWAY FOODS, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders’ Equity
For the Three Months Ended March 31, 2007 (Unaudited)
and the Year Ended December 31, 2006

	Common Stock, No Par Value							Accumulated
	20,000,000 Shares		# of Shares					Other
	Authorized		of					Comprehensive
	# of Shares	# of Shares	Treasury	Common	Paid In	Treasury	Retained	Income (Loss),
	Issued	Outstanding	Stock	Stock	Capital	Stock	Earnings	Net of Tax	Total
Balances at December 31, 2005	17,273,776	16,790,510	483,266	$6,509,267	$90,725	$(1,024,659)	$14,422,948	$(99,514)	$19,898,767

Issuance of treasury stock for compensation	—	4,666	(4,666)	—	13,311	15,855	—	—	29,166

Issuance of treasury stock for acquisition of Helios	—	202,650	—	—	976,875	323,125	—	—	1,300,000

Redemption of stock	—	(100,000)	100,000	—	—	(648,634)	—	—	(648,634)

Other comprehensive income (loss):
Unrealized losses on securities, net of taxes and reclassification adjustment	—	—	—	—	—	—	—	253,284	253,284

Net income for the year ended December 31, 2006	—	—	—	—	—	—	2,895,824	—	2,895,824

Balances at December 31, 2006	17,273,776	16,897,826	578,600	$6,509,267	$1,080,911	$(1,334,313)	$17,318,772	$153,770	$23,728,407

Redemption of stock	—	(8,589)	8,589	—	—	(76,882)	—	—	(76,882)

Other comprehensive income (loss):
Unrealized gains on securities, net of taxes and reclassification adjustment	—	—	—	—	—	—	—	87,157	87,157

Net income for the three months ended March 31, 2007	—	—	—	—	—	—	1,135,331	—	1,135,331

Balances at March 31, 2007	17,273,776	16,889,237	587,189	$6,509,267	$1,080,911	$(1,411,195)	$18,454,103	$240,927	$24,874,013

See accompanying notes to financial statements

LIFEWAY FOODS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 2007 and 2006 (Unaudited)
and the Year Ended December 31, 2006

	(Unaudited)
	Three Months Ended		Years Ended
	March 31,		December 31,
	2007	2006	2006
Cash flows from operating activities:
Net income	$1,135,331	$894,663	$2,895,824
Adjustments to reconcile net income to net cash flows from operating activities, net of acquisition:
Depreciation and amortization	245,568	143,437	758,754
(Gain) Loss on sale of marketable securities, net	(14,137)	36,878	(355,767)
Gain on marketable securities classified as trading	(608)	(512)	(791)
Deferred income taxes	6,536	(34,822)	33,031
Treasury stock issued for services	—	17,500	29,166
Increase (decrease) in allowance for doubtful accounts	(40,540)	10,000	45,000
(Increase) decrease in operating assets:
Accounts receivable	(604,709)	(546,402)	(1,190,448)
Other receivables	20,625	1,031	(14,615)
Inventories	(361,259)	(307,331)	(585,563)
Refundable income taxes	109,218	(28,826)	(256,209)
Prepaid expenses and other current assets	1,991	(6,103)	35,032
Increase (decrease) in operating liabilities:
Accounts payable	(223,968)	26,769	638,999
Accrued expenses	(138,912)	(109,843)	125,090

Net cash provided by operating activities	135,136	96,439	2,157,503

Cash flows from investing activities:
Purchases of marketable securities	(802,587)	(1,423,859)	(7,509,692)
Sale of marketable securities	896,419	960,801	7,285,071
Purchases of property and equipment	(139,376)	(150,114)	(680,174)
Acquisition of Helios, net of cash acquired	—	—	(2,551,679)

Net cash used in investing activities	(45,544)	(613,172)	(3,456,474)

Cash flows from financing activities:
Purchases of treasury stock	(76,882)	—	(648,634)
Repayment of notes payable	(547,177)	(19,603)	(858,664)

Net cash provided by (used in) financing activities	(624,059)	(19,603)	(1,507,298)

Net decrease in cash and cash equivalents	(534,467)	(536,336)	(2,806,269)

Cash and cash equivalents at the beginning of the period	1,547,812	4,354,081	4,354,081

Cash and cash equivalents at the end of the period	$1,013,345	$3,817,745	$1,547,812

See accompanying notes to financial statements

LIFEWAY FOODS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2007 and 2006
and December 31, 2006
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
March 31, 2007 and 2006
and December 31, 2006
Note 1 – NATURE OF BUSINESS — Continued
The following unaudited proforma information presents the results of operations of the Company as if the acquisition had taken place at the beginning of 2006:

	Quarter ended	Year ended
	March 31, 2007	December 31, 2006
Net Sales	$7,310,936	$30,804,309
Net Income	$897,115	$2,621,228
EPS	$0.05	$0.16
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
Bank balances of amounts reported by financial institutions are categorized as follows:

	March 31,		December 31,
	2007	2006	2006
Amounts insured	$244,029	$478,025	$432,678
Uninsured and uncollateralized amounts	1,045,160	3,823,916	1,412,560

Total bank balances	$1,289,189	$4,301,941	$1,845,238

LIFEWAY FOODS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2007 and 2006
and December 31, 2006
Note 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Continued
Marketable securities
All investment securities are classified as either as available-for-sale or trading, and are carried at fair value or quoted market prices. Unrealized gains and on available-for-sale securities losses are reported as a separate component of stockholders’ equity. Amortization, accretion, interest and dividends, realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are recorded in other income. Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities, Securities and Exchange Commission (SEC) Staff Accounting Bulletin (SAB) 59, Accounting for Noncurrent Marketable Equity Securities, and Emerging Issue Task Force Abstract 03-01 the meaning of other-than-temporary impairment and its application to certain investments, provide guidance on determining when an investment is other-than-temporarily impaired. This evaluation depends on the specific facts and circumstances. Factors that we consider in determining whether an other-than-temporary decline in value has occurred include: the market value of the security in relation to its cost basis; the financial condition of the investee; and the intent and ability to retain the investment for a sufficient period of time to allow for possible recovery in the market value of the investment.
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
March 31, 2007 and 2006
and December 31, 2006
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
As of January 1, 2007, the Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (FIN 48), which clarifies the accounting and disclosure for uncertainty in tax positions, as defined. Pursuant to FIN 48, the Company has analyzed filing positions in all of the federal and state jurisdictions where it is required to file income tax returns, as well as all open tax years in these jurisdictions. The only periods subject to examination for the Company’s federal return are the 2003 through 2006 tax years. The Company believes that its income tax filing positions and deductions would be sustained on audit and does not anticipate any adjustments that would result in a material change to its financial position. Therefore, no reserves for uncertain income tax positions have been recorded pursuant to FIN 48. In addition, the Company did not record a cumulative effect adjustment related to the adoption of FIN 48.
The Company’s policy for recording interest and penalties associated with audits is to record such items as a component of income before taxes. There were no such items during the periods covered in this report.

LIFEWAY FOODS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2007 and 2006
and December 31, 2006
Note 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – Continued
Treasury stock
Treasury stock is recorded using the cost method.
Advertising costs
The Company expenses advertising costs as incurred. During the year ended December 31, 2006 and for the three months ended March 31, 2007 and 2006, approximately $1,435,758, $322,636 and $243,258 of such costs respectively, were expensed.
Earning per common share
Earnings per common share were computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. For the three months ended March 31, 2007 and 2006 and the year ended December 31, 2006, diluted and basic earnings per share were the same, as the effect of dilutive securities options outstanding was not significant.
Reclassification
Certain 2006 amounts have been reclassified to conform to the 2007 presentation.
Note 3 – INTANGIBLE ASSETS
Intangible assets, and the related accumulated amortization, consist of the following:

	March 31, 2007		March 31, 2006		December 31, 2006
		Accumulated		Accumulated		Accumulated
	Cost	Amortization	Cost	Amortization	Cost	Amortization
Recipes	$43,600	$29,067	$43,600	$18,167	$43,600	$26,342
Customer lists and other customer related intangibles	305,200	110,453	305,200	69,033	305,200	100,098
Lease acquisition	87,200	33,219	87,200	20,762	87,200	30,105
Goodwill	3,952,425	—	75,800	—	3,952,425	—
Loan acquisition costs	6,638	2,323	6,638	996	6,638	1,991
Customer Relationship	985,000	54,723	—	—	985,000	34,924
Contractual Backlog	12,000	12,000	—	—	12,000	12,000
Trade Names	1,980,000	88,000	—	—	1,980,000	55,000
Formula	438,000	29,200	—	—	438,000	18,250

	$7,810,063	$358,985	$518,438	$108,958	$7,810,063	$278,710

Amortization expense is expected to be as follows for the 12 months ending March 31:

2007	$323,988
2008	323,325
2009	319,692
2010	314,605
2011	314,605
Thereafter	1,902,438

$3,498,653

Amortization expense during the three months ended March 31, 2007 and 2006 and the year ended 2006 was $80,275, $16,526 and $186,278, respectively.

LIFEWAY FOODS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2007 and 2006
and December 31, 2006
Note 4 – MARKETABLE SECURITIES
The cost and fair value of marketable securities classified as available for sale and trading are as follows:

				Loss on
				Marketable
				Securities
		Unrealized	Unrealized	Classified as	Fair
March 31, 2007	Cost	Gains	Losses	Trading	Value
Equities	$2,810,733	$507,649	$(92,378)	—	$3,226,004
Mutual Funds	595,823	7,064	(9,323)	—	593,564
Preferred Securities	1,637,458	5,865	(15,833)	—	1,627,490
Private Investment LP	600,000	94,507	—	—	694,507
Certificates of Deposit	75,000	—	(2,392)	—	72,608
Corporate Bonds	2,137,085	2,906	(90,985)	—	2,049,006
Municipal Bonds	160,757	3,776	(417)	—	164,116
Government agency Obligations	134,776	—	—	(1,315)	133,461

Total	$8,151,632	$621,767	$(211,328)	$(1,315)	$8,560,756

				Loss on
				Marketable
				Securities
		Unrealized	Unrealized	Classified as	Fair
March 31, 2006	Cost	Gains	Losses	Trading	Value
Equities	$2,565,132	$470,019	$(102,220)	$—	$2,932,931
Mutual Funds	584,921	3,269	(38,806)	—	549,384
Preferred Securities	1,119,577	993	(30,128)	—	1,090,442
Private Investment LP	600,000	35,864	—	—	635,864
Certificates of Deposit	150,000	—	(1,410)	—	148,590
Corporate Bonds	2,508,126	10,040	(84,182)	—	2,433,984
Municipal Bonds, maturing within five years	61,275	839	(1,289)	—	60,825
Government agency obligations, maturing after five years	488,088	—	—	(2,201)	485,887

Total	$8,077,119	$521,024	$(258,035)	$(2,201)	$8,337,907

LIFEWAY FOODS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2007 and 2006
and December 31, 2006
Note 4 – MARKETABLE SECURITIES — Continued

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

Proceeds from the sale of marketable securities were $7,285,071, $896,419 and $960,801 during the year ended December 31, 2006 and for the three months ended March 31, 2007 and 2006, respectively.
Gross gains (loss) of $355,767, $14,137 and $(36,878) were realized on these sales during the year ended December 31, 2006 and for the three months ended March 31, 2007 and 2006, respectively.
The following table shows the gross unrealized losses and fair value of Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2007:

	Less Than 12 Months		12 Months or Greater		Total
Description of		Unrealized		Unrealized		Unrealized
Securities	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Equities	$582,414	$(81,853)	$120,250	$(10,525)	$702,664	$(92,378)
Mutual Funds	131,060	(2,073)	92,750	(7,250)	223,810	(9,323)
Preferred Securities	877,700	(12,610)	106,070	(3,223)	983,770	(15,833)
Certificates of Deposit	—	—	72,608	(2,392)	72,608	(2,392)
Corporate Bonds	314,270	(7,684)	1,396,908	(83,301)	1,711,178	(90,985)
Municipal Bonds	—	—	19,588	(417)	19,588	(417)

	$1,905,444	$(104,220)	$1,808,174	$(107,108)	$3,713,618	$(211,328)

Equities, Mutual Funds and Corporate Bonds — The Company’s investments in equity securities, mutual funds and corporate bonds consist of investments in common stock and debt securities of companies in various industries. The Company evaluated the near-term prospects of the issuer in relation to the severity and duration of the impairment. Based on that evaluation and the Company’s ability and intent to hold these investments for a reasonable period of time sufficient for a forecasted recovery of fair value, the Company does not consider any material investments to be other-than-temporarily impaired at March 31, 2007.

LIFEWAY FOODS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2007 and 2006
and December 31, 2006
Note 4 – MARKETABLE SECURITIES — Continued
Preferred Securities — The Company’s investments in preferred securities consist of investments in preferred stock of companies in various industries. The Company evaluated the near-term prospects of the security in relation to the severity and duration of the impairment. Based on that evaluation and the Company’s ability and intent to hold these investments for a reasonable period of time sufficient for a forecasted recovery of fair value, the Company does not consider any material investments to be other-than-temporarily impaired at March 31, 2007.
Certificates of Deposit — The unrealized losses on the Company’s investments in certificates of deposit were caused by interest rate increases since the date of purchase. The contractual terms of these investments do not permit the issuers to settle the securities at a price less than the face value of the investment. Because the Company has the ability and intent to hold these investments until maturity, the Company does not consider these investments to be other-than-temporarily impaired at March 31, 2007.
Municipal Bonds — The unrealized losses on the Company’s investments in mutual bonds were caused by interest rate increases since the date of purchase. Because the Company has the ability and intent to hold these investments until maturity, the Company does not consider these investments to be other-than-temporarily impaired at March 31, 2007.
Note 5 – INVENTORIES
Inventories consist of the following:

	March 31,		December 31,
	2007	2006	2006
Finished goods	$1,084,748	$753,631	$952,484
Production supplies	1,134,987	772,311	988,174
Raw materials	663,720	498,388	581,538

Total inventories	$2,883,455	$2,024,330	$2,522,196

Note 6 – PROPERTY AND EQUIPMENT
Property and equipment consist of the following:

	March 31,		December 31,
	2007	2006	2006
Land	$969,232	$909,232	$969,232
Buildings and improvements	6,713,743	6,488,166	6,713,743
Machinery and equipment	7,274,990	5,911,844	7,143,537
Vehicles	534,365	513,670	534,365
Office equipment	97,115	78,763	89,192

	15,589,445	13,901,675	15,450,069
Less accumulated depreciation	7,034,646	6,127,024	6,869,353

Total property and equipment	$8,554,799	$7,774,651	$8,580,716

Depreciation expense during the year ended December 31, 2006 and for the three months ended March 31, 2007 and 2006 was $572,476, $165,293 and $126,911, respectively.

LIFEWAY FOODS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2007 and 2006
and December 31, 2006
Note 7 – ACCRUED EXPENSES
Accrued expenses consist of the following:

	March 31,		December 31,
	2007	2006	2006
Accrued payroll and payroll taxes	$93,727	$57,326	$139,367
Accrued property tax	206,000	182,341	269,435
Other	41,462	5,501	71,299

	$341,189	$245,168	$480,101

Note 8 – NOTES PAYABLE
Notes payable consist of the following:

	March 31,		December 31,
	2007	2006	2006
Mortgage note payable to a bank, payable in monthly installments of $3,273 including interest at 7%, with a balloon payment of $416,825 due September 25, 2011. Collateralized by real estate	$451,542	$460,092	$453,355
Mortgage note payable to a bank, payable in monthly installments of $19,513 including interest at 5.6%, with a balloon payment of $2,652,143 due July 14, 2010. Collateralized by real estate	2,888,051	2,956,108	2,905,988
Note payable to Amani Holding LLC, payable in quarterly installments of $262,500 plus interest at the floating prime rate per annum (8.25% at December 31, 2006) due September 1, 2010 secured by letter of credit	2,991,284	—	3,518,711

Total notes payable	6,330,877	3,416,200	6,878,054
Less current maturities	1,129,004	528,415	1,131,336

Total long-term portion	$5,201,873	$2,887,785	$5,746,718

     Maturities of notes payables are as follows:

As of March 31,
2007	$1,129,004
2008	1,144,769
2009	1,146,698
2010	2,475,581
2011	434,825

Total	$6,330,877

LIFEWAY FOODS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2007 and 2006
and December 31, 2006
Note 9 – PROVISION FOR INCOME TAXES
The provision for income taxes consists of the following:

			For the
	For the Three Months Ended		Year Ended
	March 31,		December 31,
	2007	2006	2006
Current:
Federal	$537,138	$443,238	$1,390,590
State and local	102,100	102,936	321,454

Total current	639,238	546,174	1,712,044
Deferred	6,536	(34,822)	33,031

Provision for income taxes	$645,774	$511,352	$1,745,075

A reconciliation of the provision for income taxes and the income tax computed at the statutory rate is as follows:

			For the
	For the Three Months Ended		Year Ended
	March 31,		December 31,
	2007	2006	2006
Federal income tax expense computed at the statutory rate	$605,576	$478,045	$1,577,226
State and local tax expense, net	85,493	67,742	222,667
Permanent differences	(45,295)	(34,435)	(54,818)

Provision for income taxes	$645,774	$511,352	$1,745,075

Amounts for deferred tax assets and liabilities are as follows:

	March 31,		December 31,
	2007	2006	2006
Non-current deferred tax liabilities arising from:
Temporary differences - accumulated depreciation and amortization	$(454,212)	$(345,709)	$(449,619)
Current deferred tax assets (liabilities) arising from:
Unrealized losses (gains) on marketable securities	(169,511)	(108,615)	(108,188)
Inventory	122,183	85,779	107,382
Allowance for doubtful accounts	16,296	18,585	33,040

Total current deferred tax assets (liabilities)	(31,032)	(4,251)	32,234

Net deferred tax liability	$(485,244)	$(349,960)	$(417,385)

LIFEWAY FOODS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2007 and 2006
and December 31, 2006
Note 10 – SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest and income taxes are as follows:

			For The
	For The Three Months Ended		Year Ended
	March 31,		December 31,
	2007	2006	2006
Interest	$96,908	$50,226	$337,768
Income taxes	$551,386	$575,000	$1,556,586
Note 11 – STOCK OPTION PLANS
The Company has a registration statement filed with the Securities and Exchange Commission in connection with a Consulting Service Compensation Plan covering up to 600,000 of the Company’s common stock shares. Pursuant to such Plan, the Company may issue common stock or options to purchase common stock to certain consultants, service providers, and employees of the Company. There were 468,000 shares available for issuance under the Plan at December 31, 2006 and at March 31, 2007 and 2006. The option price, number of shares, grant date, and vesting terms are determined at the discretion of the Company’s Board of Directors.
As of December 31, 2006 and at March 31, 2007 and 2006, there were no stock options outstanding or exercisable.
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
Note 12 – FAIR VALUE OF FINANCIAL INSTRUMENTS
The estimated fair value of the Company’s financial instruments is as follows at:

	March 31,		March 31,		December 31,
	2007		2006		2006
	Carrying	Fair	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value	Amount	Value
Cash and cash equivalents	$1,013,345	$1,013,345	$3,817,745	$3,817,745	$1,547,812	$1,547,812
Marketable securities	$8,560,756	$8,560,756	$8,337,907	$8,337,907	$8,491,363	$8,491,363
Notes payable	$6,330,877	$6,330,877	$3,416,200	$3,397,690	$6,878,054	$6,878,054

LIFEWAY FOODS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2007 and 2006
and December 31, 2006
Note 12 – FAIR VALUE OF FINANCIAL INSTRUMENTS — Continued
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
Note 13 – RECENT ACCOUNTING PRONOUNCEMENTS
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

LIFEWAY FOODS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2007 and 2006
and December 31, 2006
Note 13 – RECENT ACCOUNTING PRONOUNCEMENTS — Continued
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
In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.” SFAS No. 158 amends SFAS No. 87, 88, 106, and 123(R). SFAS No. 158 requires employers to recognize in its statement of financial position an asset for a plan’s overfunded status or a liability for a plan’s underfunded status. Secondly, it requires employers to measure the plan assets and obligations that determine its funded status as of the end of the fiscal year. Lastly, employers are required to recognize changes in the funded status of the defined benefit pension or postretirement plan in the year that the changes occur with the changes reported in comprehensive income. The standard is required to be adopted by entities having fiscal years ending after December 15, 2006. The Company is a participant in a multi-employer defined benefit plan, which is not within the scope of this pronouncement. This standard is not expected to have an impact on the Company’s financial condition, results of operations or liquidity.
Note 14 — STOCK SPLIT
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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND OPERATIONS
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
Except as otherwise required to be disclosed in periodic reports required to be filed by public companies with the SEC pursuant to the SEC’s rules, we have no duty to update these statements, and we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. In light of theses risks and uncertainties, we cannot assure you that the forward-looking information contained in this report will in fact transpire.
Results of Operations for the Three Months Ended March 31, 2007
The following analysis should be read in conjunction with the unaudited financial statements of the Company and related notes included elsewhere in this quarterly report and the audited financial statements and Management’s Discussion and Analysis contained in our Form 10-KSB, for the fiscal year ended December 31, 2006.
Results of Operations
The Company’s sales increased by $3,019,221, (approximately 50%) to $9,022,244 during the three-month period ended March 31, 2007 from $6,003,023 during the same three-month period in 2006. This increase is primarily attributable to increased sales and awareness of Lifeway’s flagship line, Kefir, as well as the acquisition of the Helios Organic Kefir line and the Pride of Main Street milk line. Helios Nutrition and its subsidiary, Pride of Main Street Dairy, which were acquired July 27, 2006, accounted for a total of $1,320,032 in sales, with the Helios kefir brand accounting for $1,138,882 in sales, and the Pride of Main Street line accounting for $181,149 in sales.
Sales for the existing Lifeway Foods line increased by $1,699,189 (approximately 28%) to $7,702,212 during the three-month period ended March 31, 2007 from $6,003,023 during the same three-month period in 2006. This increase is primarily attributable to increased sales and awareness of Lifeway’s existing drinkable dairy products including La Fruta, its flagship line, Kefir, as well as Lifeway’s new kid’s kefir drink, Probugs™.

Cost of goods sold as a percentage of sales for the Lifeway Foods line was approximately 60% during the first quarter 2007, compared to about 55% during the same period in 2006. The increase was primarily attributable to the increased cost of milk, our largest raw material, and the cost of freight, Lifeway’s second largest cost of goods sold component. The cost of milk was approximately 10% higher in the first quarter of 2007 when compared to the same quarter in 2006, and transportation costs increased by approximately 55% in the first quarter of 2007, when compared with the same quarter in 2006. Even though the cost trend for conventional milk is increasing, the cost trend for organic milk is flat and supply even seems to be outpacing demand, so as more and more of our revenues come from organic kefir, which includes the recently acquired Helios brand, we hope the increased cost in conventional milk will have less of an impact going forward.
Operating expenses as a percentage of sales for the Lifeway Food’s line was approximately 20% during the first quarter 2007, compared to about 21% during the same period in 2006. The decrease in the percentage of sales is attributable to the increase in sales during the first quarter of 2007. Total operating expenses increased by $479,921 to $1,770,929 during the three-month period ended March 31, 2007 from $1,291,008 during the same three-month period in 2006. This increase is primarily attributable to the increase in advertising and marketing expenses, which increased approximately 33% in the first quarter of 2007 when compared to the same quarter in 2006.
Total other expenses for the first quarter ended March 31, 2007 were $20,385, compared with $357 during the same period in 2006. This increase is attributable to a $59,303 increase in interest expense, which includes approximately $72,000 in interest related to a $4.2 million note payable issued in connection with the Helios acquisition in August 2006, which was absent in 2006. The $4.2 million note payable is discussed in Note 8 of the Notes to Consolidated Financial Statements.
Provision for income taxes was $645,774, or a 36% tax rate during the first quarter of 2007 compared with $511,352, or a 36% tax rate during the same period in 2006. Income taxes are discussed in Note 9 of the Notes to Consolidated Financial Statements.
Total net income for the group was $1,135,331, or $.07 per split adjusted share for the first quarter ended March 31, 2007, compared with $894,663 or $.05 per split adjusted share in the same period in 2006. This represents a 27% year over year increase.
Liquidity and Capital Resources
Net cash used in investing activities was $45,544 during the three months ended March 31, 2007, which is a decrease of $567,628 compared to the same period in 2006. This decrease is primarily due to the Company’s purchase of marketable securities in 2006, which was $1,423,859, compared with the Company’s purchase of marketable securities in 2007, which was $802,587.
As of March 31, 2007, the Company had $410,439 in unrealized gains net of unrealized losses related to the Company’s investment in marketable securities. The Company intends to realize approximately $300,000 of these unrealized gains in the second quarter of 2007.
Net cash used by financing activities was $624,059 during the three months ended March 31, 2007, which is an increase of $604,456 compared to $19,603 of net cash used by financing activities during the same period in 2006. This increase is primarily attributable to the Company repaying $527,427 of the $4.2 million note issued in connection with the Helios acquisition in August 2006, which was absent in 2006. The Company also purchased 8,589 shares of its treasury stock at a cost of $76,882 in the first three months of 2007. In the first three months of 2006, the Company did not repurchase any of its treasury stock.
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
Off-balance Sheet Arrangements
We are not party to any off-balance sheet arrangements.
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

ITEM 3. CONTROLS AND PROCEDURES
As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934 (the “Exchange Act”) as of March 31, 2007. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.
There was no change in our internal control over financial reporting during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.
PART II — OTHER INFORMATION
ITEM 5. OTHER INFORMATION
On May 14, 2007, the Company announced its financial results for the fiscal quarter ended March 31, 2007 and certain other information. A copy of the Company’s press release announcing these financial results and certain other information is attached as Exhibit 99.1 hereto. The information contained in Exhibit 99.1 hereto is being furnished, and should not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities imposed by that Section. The information contained in Exhibit 99.1 shall not be incorporated by reference into any registration statement or other document or filing under the Securities Act of 1933, as amended, except as may be expressly set forth in a specific filing. The press release filed as an exhibit to this report includes “safe harbor” language pursuant to the Private Securities Litigation Reform Act of 1995, as amended, indicating that certain statements about the Company’s business and other matters contained in the press release are “forward-looking.” The press release also cautions investors that “forward-looking” statements may be different from actual operating results. Finally, the press release states that a more thorough discussion of risks and uncertainties which may affect the Company’s operating results is included in the Company’s reports on file with the Securities and Exchange Commission.
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
EXHIBITS

Exhibit
Number	Description

3.4	Amended and Restated By-laws (incorporated by reference to Exhibit No. 3.5 of Lifeway’s Current Report on Form 8-K dated and filed on December 10, 2002). (File No. 000-17363)

3.5	Articles of Incorporation, as amended and currently in effect (incorporated by reference to Exhibit 3.5 of Lifeway’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2000 and filed on August 8, 2000). (File No. 000-17363)

11	Statement re: Computation of per share earnings (incorporated by reference to Note 2 of the Consolidated Financial Statements).

31.1	Rule 13a-14(a)/15d-14(a) Certification of Julie Smolyansky.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Edward P. Smolyansky.

32.1	Section 1350 Certification of Julie Smolyansky.

32.2	Section 1350 Certification of Edward P. Smolyansky.

99.1	Press Release dated May 14, 2007- “Lifeway Foods Reports Record 1st Quarter 2007 Results.”
(b) Reports on Form 8-K
     Incorporated herein by reference to the Form 8-K filed with the Commission on January 3, 2007 (File No. 000-17363).

SIGNATURE
In accordance with the requirements of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: May 15, 2007

LIFEWAY FOODS, INC.

By: /s/ Julie Smolyansky

Julie Smolyansky
Chief Executive Officer, President, and Director

/s/ Edward P. Smolyansky

Chief Financial and Accounting Officer
and Treasurer

EXHIBITS INDEX

31.1	Rule 13a-14(a)/15d-14(a) Certification of Julie Smolyansky.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Edward P. Smolyansky.

32.1	Section 1350 Certification of Julie Smolyansky.

32.2	Section 1350 Certification of Edward P. Smolyansky.

99.1	Press Release dated May 14, 2007- “Lifeway Foods Reports Record 1st Quarter 2007 Results.”
(b) Reports on Form 8-K
     Incorporated herein by reference to the Form 8-K filed with the Commission on January 3, 2007 (File No. 000-17363).