Form 10QSB
period 2007-06-30
LIFEWAY FOODS INC
filed 2007-08-14
CIK 814586

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007

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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of August 3, 2007, the issuer had 16,823,526 shares of common stock, no par value, outstanding.

Transitional Small Business Disclosure Format (Check one):          Yes ☐     No ☑

PART I — FINANCIAL INFORMATION

LIFEWAY FOODS, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2007 AND 2006

AND DECEMBER 31, 2006

LIFEWAY FOODS, INC. AND SUBSIDIARIES
Consolidated Statements of Financial Condition
June 30, 2007 and 2006 (Unaudited) and December 31, 2006

	(Unaudited)
	June 30,		December 31,
	2007	2006	2006
ASSETS

Current assets
Cash and cash equivalents	$1,014,433	$3,621,803	$1,547,812
Marketable securities	8,424,516	8,581,674	8,491,363
Inventories	3,510,597	2,320,818	2,522,196
Accounts receivable, net of allowance for doubtful accounts of $39,460 and $45,000 at June 30, 2007 and 2006 and $80,000 at December 31, 2006	4,602,313	3,561,038	3,942,717
Prepaid expenses and other current assets	13,207	51,823	11,983
Other receivables	40,295	67,332	71,050
Deferred income taxes	73,168	116,544	32,234
Refundable income taxes	—	—	267,771
Total current assets	17,678,529	18,321,032	16,887,126

Property and equipment, net	8,819,215	7,762,286	8,580,716

Intangible assets
Goodwill	3,952,425	75,800	3,952,425
Other intangible assets, net of accumulated amortization of $439,982 and $125,484 at June 30, 2007 and 2006 and $278,710 December 31, 2006	3,423,514	317,154	3,578,928
Total intangible assets	7,375,939	392,954	7,531,353

Total assets	$33,873,683	$26,476,272	$32,999,195

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Current maturities of notes payable	$1,130,316	$542,089	$1,131,336
Accounts payable	1,527,164	704,061	1,463,014
Accrued income tax	31,802	441,049
Accrued expenses	386,749	382,543	480,101
Total current liabilities	3,076,031	2,069,742	3,074,451

Notes payable	4,843,282	2,849,504	5,746,718

Deferred income taxes	466,673	343,619	449,619

Stockholders’ equity
Common stock, no par value; 20,000,000 shares authorized; 17,273,766 shares issued; 16,889,237 shares outstanding at June 30, 2007; 17,273,776 shares issued; 16,793,310 shares outstanding at June 30, 2006; and 17,273,776 shares issued; 16,897,826 shares outstanding at December 31, 2006	6,509,267	6,509,267	6,509,267
Paid-in-capital	1,086,591	104,036	1,080,911
Treasury stock, at cost	(2,085,666)	(1,468,091)	(1,334,313)
Retained earnings	19,850,129	16,067,650	17,318,772
Accumulated other comprehensive income (loss), net of taxes	127,376	545	153,770
Total stockholders’ equity	25,487,697	21,213,407	23,728,407

Total liabilities and stockholders’ equity	$33,873,683	$26,476,272	$32,999,195

See accompanying notes to financial statements

LIFEWAY FOODS, INC. AND SUBSIDIARIES
Consolidated Statements of Income and Comprehensive Income
For the Three and Six Months Ended June 30, 2007 and 2006 (Unaudited)
and The Year Ended December 31, 2006

	(Unaudited)		(Unaudited)
	Three Months Ended		Six Months Ended		Year Ended
	June 30,		June 30,		December 31,
	2007	2006	2007	2006	2006

Sales	$9,715,262	$6,367,397	$18,737,506	$12,370,420	$27,720,713

Cost of goods sold	5,886,186	3,787,577	11,336,011	7,093,221	17,081,992

Gross profit	3,829,076	2,579,820	7,401,495	5,277,199	10,638,721

Selling Expenses	912,262	849,647	1,682,343	1,432,591	3,065,254
General and Administrative	1,155,527	800,019	2,156,375	1,508,083	3,343,341

Total Operating Expenses	2,067,789	1,649,666	3,838,718	2,940,674	6,408,595

Income from operations	1,761,287	930,154	3,562,777	2,336,525	4,230,126

Other income (expense):
Interest and dividend income	98,365	122,033	164,164	208,264	388,339
Rental Income	9,581	—	18,181	—	11,401
Interest expense	(109,283)	(63,200)	(218,812)	(113,426)	(345,525)
Gain (loss) on sale of marketable securities, net	439,243	225,292	453,380	188,414	355,767
Gain on marketable securities classified as trading	343	2,549	951	3,061	791
Total other income (Expense)	438,249	286,674	417,864	286,313	410,773

Income before provision for income taxes	2,199,536	1,216,828	3,980,641	2,622,838	4,640,899

Provision for income taxes	803,510	466,784	1,449,284	978,136	1,745,075

Net income	$1,396,026	$750,044	$2,531,357	$1,644,702	$2,895,824

Basic and diluted earnings per common share	0.08	0.04	0.15	0.10	0.17

Weighted average number of shares outstanding	16,875,905	16,799,536	16,885,586	16,795,473	16,829,601

COMPREHENSIVE INCOME

Net income	$1,396,026	$750,044	$2,531,357	$1,644,702	$2,895,824

Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on marketable securities (net of tax benefits)	(26,118)	(65,256)	238,834	210,281	(251,021)
Less reclassification adjustment for gains (losses) included in net income (net of taxes)	(87,433)	(88,574)	(265,228)	(110,222)	504,305

Comprehensive income	$1,282,475	$596,214	$2,504,963	$1,744,761	$3,149,108

See accompanying notes to financial statements

LIFEWAY FOODS, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders’ Equity
For the Six Months Ended June 30, 2007 (Unaudited)
and the Year Ended December 31, 2006

	Common Stock, No Par							Accumulated
	Value 20,000,000		# of Shares					Other
	Shares Authorized		of					Comprehensive
	# of Shares	# of Shares	Treasury	Common	Paid In	Treasury	Retained	Income (Loss),
	Issued	Outstanding	Stock	Stock	Capital	Stock	Earnings	Net of Tax	Total

Balances at December 31, 2005	17,273,776	16,790,510	483,266	$6,509,267	$90,725	$(1,024,659)	$14,422,948	$(99,514)	$19,898,767

Issuance of treasury stock for compensation	—	4,666	(4,666)	—	13,311	15,855	—	—	29,166

Issuance of treasury stock for acquisition of Helios	—	202,650	(202,650)	—	976,875	323,125	—	—	1,300,000

Redemption of stock	—	(100,000)	100,000	—	—	(648,634)	—	—	(648,634)

Other comprehensive income (loss):
Unrealized losses on securities, net of taxes and reclassification adjustment	—	—	—	—	—	—	—	253,284	253,284

Net income for the year ended December 31, 2006	—	—	—	—	—	—	2,895,824	—	2,895,824

Balances at December 31, 2006	17,273,776	16,897,826	375,950	6,509,267	1,080,911	(1,334,313)	17,318,772	153,770	23,728,407

Redemption of stock	—	(75,000)	75,000	—	—	(752,603)	—	—	(752,603)

Issuance of treasury stock	—	700	(700)	—	5,680	1,250	—	—	6,930

Other comprehensive income (loss):
Unrealized gains on securities, net of taxes and reclassification adjustment	—	—	—	—	—	—	—	(26,394)	(26,394)

Net income for the six months ended June 30, 2007	—	—	—	—	—	—	2,531,357	—	2,531,357

Balances at June 30, 2007	17,273,776	16,823,526	450,250	$6,509,267	$1,086,591	$(2,085,666)	$19,850,129	$127,376	$25,487,697

See accompanying notes to financial statements

LIFEWAY FOODS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2007 and 2006 (Unaudited)
and the Year Ended December 31, 2006

	(Unaudited)
	Six Months Ended		Year Ended
	June 30,		December 31,
	2007	2006	2006

Cash flows from operating activities:
Net income	$2,531,357	$1,644,702	$2,895,824
Adjustments to reconcile net income to net
cash flows from operating activities, net of acquisition:
Depreciation and amortization	512,869	291,678	758,754
(Gain)Loss on sale of marketable securities, net	(453,380)	(188,414)	(355,767)
Gain on marketable securities classified as trading	(951)	(3,061)	(791)
Deferred income taxes	(5,303)	(52,541)	33,031
Treasury stock issued for services	6,930	29,166	29,166
Increase (decrease) in allowance for doubtful accounts	(40,540)	10,000	45,000
(Increase) decrease in operating assets:
Accounts receivable	(619,056)	(1,053,423)	(1,190,448)
Other receivables	30,755	(10,897)	(14,615)
Inventories	(988,401)	(603,819)	(585,563)
Refundable income taxes	267,771	11,562	(256,209)
Prepaid expenses and other current assets	(1,224)	(42,679)	35,032
Increase (decrease) in operating liabilities:
Accounts payable	64,150	277,808	638,999
Accrued expenses	(93,352)	27,532	125,090
Accrued income taxes	31,802	441,049	—
Net cash provided by operating activities	1,243,427	778,663	2,157,503

Cash flows from investing activities:
Purchases of marketable securities	(3,274,563)	(3,968,844)	(7,509,692)
Sale of marketable securities	3,750,770	3,230,866	7,285,071
Purchases of property and equipment	(590,096)	(269,466)	(680,174)
Acquisition of Helios, net of cash acquired	—	—	(2,551,679)
Purchases of organizational costs	(5,858)	—	—
Net cash used in investing activities	(119,747)	(1,007,444)	(3,456,474)

Cash flows from financing activities:
Purchases of treasury stock	(752,603)	(459,287)	(648,634)
Repayment of notes payable	(904,456)	(44,210)	(858,664)
Net cash provided by (used in) financing activities	(1,657,059)	(503,497)	(1,507,298)

Net decrease in cash and cash equivalents	(533,379)	(732,278)	(2,806,269)

Cash and cash equivalents at the beginning of the period	1,547,812	4,354,081	4,354,081

Cash and cash equivalents at the end of the period	$1,014,433	$3,621,803	$1,547,812

See accompanying notes to financial statements

LIFEWAY FOODS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2007 and 2006
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

Cash	$11,321
Accounts Receivable Assumed	279,654
Inventories	219,634
Equipment, Building and Land	721,572
Prepaid Items	37,871
Trade Name - Intangible Asset	1,980,000
Formula - Intangible Asset	438,000
Contractual Backlog - Intangible Asset	12,000
Customer Relationships - Intangible Asset	985,000
Goodwill	3,876,625
Total Assets Acquired	8,561,677
Note Payable and Accounts Payable Assumed	(498,677)
Net Assets Acquired	$8,063,000

At closing, $2,563,000 was paid of the total purchase, $1,300,000 was paid in stock, with the balance due as a $4,200,000 note to be paid in sixteen equal installments over sixteen quarters.  The goodwill is expected to be deductible for tax purposes.

LIFEWAY FOODS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2007 and 2006
and December 31, 2006

Note 1 – NATURE OF BUSINESS - Continued

The following unaudited proforma information presents the results of operations of the Company as if the acquisition had taken place at the beginning of 2006:

	6 months ended June 30, 2006	Year ended December 31, 2006
Net Sales	$14,992,929	$30,804,309
Net Income	$1,510,354	$2,621,228
EPS	$0.09	$0.16

Note 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of the significant accounting policies applied in the preparation of the accompanying financial statements follows:

Principles of consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, LFI Enterprises, Inc., Helios Nutrition, Ltd., Pride of Main Street, L.L.C. and Starfruit, L.L.C.  All significant intercompany accounts and transactions have been eliminated.

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

Bank balances of amounts reported by financial institutions are categorized as follows:

	June 30,		December 31,
	2007	2006	2006
Amounts insured	$240,374	$340,460	$432,678
Uninsured and uncollateralized amounts	1,185,137	3,792,076	1,412,560
Total bank balances	$1,425,511	$4,132,536	1,845,238

LIFEWAY FOODS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2007 and 2006
and December 31, 2006

Note 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

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
June 30, 2007 and 2006
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
June 30, 2007 and 2006
and December 31, 2006

Note 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – Continued

Treasury stock

Treasury stock is recorded using the cost method.

Advertising costs

The Company expenses advertising costs as incurred.  During the year ended December 31, 2006 and for the six months ended June 30, 2007 and 2006, approximately $1,435,758, $764,805 and $658,409 of such costs respectively, were expensed.

Earning per common share

Earnings per common share were computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period.  For the six months ended June 30, 2007 and 2006 and the year ended December 31, 2006, diluted and basic earnings per share were the same, as the effect of dilutive securities options outstanding was not significant.

Reclassification

Certain 2006 amounts have been reclassified to conform to the 2007 presentation.

Note 3 – INTANGIBLE ASSETS

Intangible assets, and the related accumulated amortization, consist of the following:
	June 30, 2007		June 30, 2006		December 31, 2006
	Cost	Accumulated Amortization	Cost	Accumulated Amortization	Cost	Accumulated Amortization
Recipes	$43,600	$31,792	$43,600	$20,892	$43,600	$26,342
Customer lists and other customer related intangibles	305,200	120,809	305,200	79,388	305,200	100,098
Lease acquisition	87,200	36,333	87,200	23,876	87,200	30,105
Goodwill	3,952,425	—	75,800	—	3,952,425	—
Loan acquisition costs	6,638	2,655	6,638	1,328	6,638	1,991
Customer relationship	985,000	75,243	—	—	985,000	34,924
Contractual backlog	12,000	12,000	—	—	12,000	12,000
Trade names	1,980,000	121,000	—	—	1,980,000	55,000
Formula	438,000	40,150	—	—	438,000	18,250
Organizational costs	5,858	—	—	—	—	—
	$7,815,921	$439,982	$518,438	$125,484	$7,810,063	$278,710

Amortization expense is expected to be as follows for the 12 months ending June 30:

2007	$323,988
2008	323,325
2009	319,692
2010	314,605
2011	314,605
Thereafter	1,827,300
$3,423,515

Amortization expense during the six months ended June 30, 2007 and 2006 and the year ended 2006 was $161,272, $33,053 and $186,278, respectively.

LIFEWAY FOODS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2007 and 2006
and December 31, 2006

Note 4 – MARKETABLE SECURITIES

The cost and fair value of marketable securities classified as available for sale and trading are as follows:

June 30, 2007	Cost	Unrealized Gains	Unrealized Losses	Loss on Marketable Securities Classified as Trading	Fair Value

Equities	$3,256,941	$353,339	$(64,034)	—	$3,546,246
Mutual Funds	669,255	1,369	(27,125)	—	643,499
Preferred Securities	1,571,498	55	(51,152)	—	1,520,401
Private Investment LP	600,000	126,598	—	—	726,598
Certificates of Deposit	75,000	—	(1,242)	—	73,758
Corporate Bonds	1,886,329	1,298	(121,258)	—	1,766,369
Municipal Bonds	24,591	127	(980)	—	23,738
Government agency Obligations	124,879	—	—	(971)	123,908
Total	$8,208,493	$482,786	$(265,791)	$(971)	$8,424,517

June 30, 2006	Cost	Unrealized Gains	Unrealized Losses	Loss on Marketable Securities Classified as Trading	Fair Value

Equities	$2,846,117	$312,995	$(154,061)	—	$3,005,051
Mutual Funds	663,029	2,583	(50,827)	—	614,785
Preferred Securities	1,629,157	1,081	(56,874)	—	1,573,364
Private Investment LP	600,000	38,480	—	—	638,480
Certificates of Deposit	225,000	—	(6,278)	—	218,722
Corporate Bonds	2,008,255	746	(85,388)	—	1,923,613
Municipal Bonds, maturing within five years	61,275	403	(1,929)	—	59,749
Government agency obligations, maturing after five years	547,562	—	—	348	547,910
Total	$8,580,395	$356,288	$(355,357)	$348	$8,581,674

LIFEWAY FOODS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2007 and 2006
and December 31, 2006

Note 4 – MARKETABLE SECURITIES - Continued

December 31, 2006	Cost	Unrealized Gains	Unrealized Losses	Loss on Marketable Securities Classified as Trading	Fair Value

Equities	$3,048,755	$359,729	$(69,950)	—	$3,338,534
Mutual Funds	522,492	3,248	(7,675)	—	518,065
Preferred Securities	1,353,568	6,554	(11,347)	—	1,348,775
Private Investment LP	600,000	71,632	—	—	671,632
Certificates of Deposit	225,000	2,190	(2,393)	—	224,797
Corporate Bonds	2,185,982	2,408	(95,075)	—	2,093,315
Municipal Bonds	160,757	2,937	(303)	—	163,391
Government agency	134,776	—	—	(1,922)	132,854
Total	$8,231,330	$448,698	$(186,743)	$(1,922)	$8,491,363

Proceeds from the sale of marketable securities were $7,285,071, $3,750,770 and $3,230,866 during the year ended December 31, 2006 and for the six months ended June 30, 2007 and 2006, respectively.

Gross gains (loss) of $355,767, $453,380 and $188,414 were realized on these sales during the year ended December 31, 2006 and for the six months ended June 30, 2007 and 2006, respectively.

The following table shows the gross unrealized losses and fair value of Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2007:

	Less Than 12 Months		12 Months or Greater		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Equities	$1,110,156	$(53,325)	$107,630	$(10,709)	$1,217,786	$(64,034)
Mutual Funds	382,008	(19,500)	109,451	(7,625)	491,459	(27,125)
Preferred Securities	951,675	(30,215)	518,315	(20,937)	1,469,990	(51,152)
Certificates of Deposit	—	—	73,758	(1,242)	73,758	(1,242)
Corporate Bonds	181,650	(18,350)	1,502,301	(102,908)	1,683,951	(121,258)
Municipal Bonds	—	—	19,025	(980)	19,025	(980)
	$2,625,489	$(121,390)	$2,330,480	$(144,401)	$4,955,969	$(265,791)

Equities, Mutual Funds and Corporate Bonds - The Company’s investments in equity securities, mutual funds and corporate bonds consist of investments in common stock and debt securities of companies in various industries.  The Company evaluated the near-term prospects of the issuer in relation to the severity and duration of the impairment. Based on that evaluation and the Company’s ability and intent to hold these investments for a reasonable period of time sufficient for a forecasted recovery of fair value, the Company does not consider any material investments to be other-than-temporarily impaired at June 30, 2007.

LIFEWAY FOODS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2007 and 2006
and December 31, 2006

Note 4 – MARKETABLE SECURITIES - Continued

Preferred Securities - The Company’s investments in preferred securities consist of investments in preferred stock of companies in various industries.  The Company evaluated the near-term prospects of the security in relation to the severity and duration of the impairment. Based on that evaluation and the Company’s ability and intent to hold these investments for a reasonable period of time sufficient for a forecasted recovery of fair value, the Company does not consider any material investments to be other-than-temporarily impaired at June 30, 2007.

Certificates of Deposit - The unrealized losses on the Company’s investments in certificates of deposit were caused by interest rate increases since the date of purchase. The contractual terms of these investments do not permit the issuers to settle the securities at a price less than the face value of the investment. Because the Company has the ability and intent to hold these investments until maturity, the Company does not consider these investments to be other-than-temporarily impaired at June 30, 2007.

Municipal Bonds - The unrealized losses on the Company’s investments in mutual bonds were caused by interest rate increases since the date of purchase. Because the Company has the ability and intent to hold these investments until maturity, the Company does not consider these investments to be other-than-temporarily impaired at June 30, 2007.

Note 5 – INVENTORIES

Inventories consist of the following:

	June 30,		December 31,
	2007	2006	2006
Finished goods	$1,495,651	$876,618	$952,484
Production supplies	1,265,816	853,074	988,174
Raw materials	749,130	591,126	581,538
Total inventories	$3,510,597	$2,320,818	$2,522,196

Note 6 – PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	June 30,		December 31,
	2007	2006	2006
Land	$969,232	$909,232	$969,232
Buildings and improvements	6,726,538	6,516,018	6,713,743
Machinery and equipment	7,665,098	5,982,646	7,143,537
Vehicles	581,458	534,365	534,365
Office equipment	97,839	78,763	89,192
	16,040,165	14,021,024	15,450,069
Less accumulated depreciation	7,220,950	6,258,738	6,869,353
Total property and equipment	$8,819,215	$7,762,286	$8 ,580,716

Depreciation expense during the year ended December 31, 2006 and for the six months ended June 30, 2007 and 2006 was $572,476, $351,597 and $258,625, respectively.

LIFEWAY FOODS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2007 and 2006
and December 31, 2006

Note 7 – ACCRUED EXPENSES

Accrued expenses consist of the following:

	June 30,		December 31,
	2007	2006	2006
Accrued payroll and payroll taxes	$52,695	$105,898	$139,367
Accrued property tax	273,359	271,155	269,435
Other	59,089	5,490	71,299
	$385,143	$382,543	$480,101

Note 8 – NOTES PAYABLE

Notes payable consist of the following:
	June 30,		December 31,
	2007	2006	2006
Mortgage note payable to a bank, payable in monthly installments of $3,273 including interest at 7%, with a balloon payment of $416,825 due September 25, 2011. Collateralized by real estate.	$449,870	$457,605	$453,355
Mortgage note payable to a bank, payable in monthly installments of $19,513 including interest at 5.6%, with a balloon payment of $2,652,143 due July 14, 2010. Collateralized by real estate.	2,870,749	2,933,988	2,905,988
Note payable to Amani Holding LLC, payable in quarterly installments of $262,500 plus interest at the floating prime rate per annum (8.25% at December 31, 2006) due September 1, 2010 secured by letter of credit	2,652,979	—	3,518,711
Total notes payable	5,973,598	3,391,593	6,878,054
Less current maturities	1,130,316	542,089	1,131,336
Total long-term portion	$4,843,282	$2,849,504	$5,746,718

Maturities of notes payables are as follows:

As of June 30,
2007	$1,130,316
2008	1,144,769
2009	1,146,698
2010	2,475,581
2011	76,234
Total	$5,973,598

LIFEWAY FOODS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2007 and 2006
and December 31, 2006

Note 9 – PROVISION FOR INCOME TAXES

The provision for income taxes consists of the following:

			For the
	For the Six Months Ended		Year Ended
	June 30,		December 31,
	2007	2006	2006
Current:
Federal	$1,198,853	$833,877	$1,390,590
State and local	255,734	196,800	321,454
Total current	1,454,587	1,030,677	1,712,044
Deferred	(5,303)	(52,541)	33,031
Provision for income taxes	$1,449,284	$978,136	$1,745,075

A reconciliation of the provision for income taxes and the income tax computed at the statutory rate is as follows:

			For the
	For the Six Months Ended		Year Ended
	June 30,		December 31,
	2007	2006	2006
Federal income tax expense computed at the statutory rate	$1,353,416	$891,480	$1,577,226
State and local tax expense, net	191,071	125,850	222,667
Permanent differences	(95,203)	(39,194)	(54,818)
Provision for income taxes	$1,449,284	$978,136	$1,745,075

Amounts for deferred tax assets and liabilities are as follows:

	June 30,		December 31,
	2007	2006	2006
Non-current deferred tax liabilities arising from: Temporary differences -
accumulated depreciation and amortization	$(466,673)	$(343,619)	$(449,619)
Current deferred tax assets (liabilities) arising from:
Unrealized losses (gains) on marketable securities	(89,619)	(383)	(108,188)
Inventory	146,489	98,342	107,382
Allowance for doubtful accounts	16,298	18,585	33,040
Total current deferred tax assets (liabilities)	73,168	116,544	32,234
Net deferred tax liability	$(393,505)	$(227,075)	$(417,385)

LIFEWAY FOODS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2007 and 2006
and December 31, 2006

Note 10 – SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for interest and income taxes are as follows:
			For The
	For The Six Months Ended		Year Ended
	June 30,		December 31,
	2007	2006	2006
Interest	$110,903	$113,426	$337,768
Income taxes	$1,176,031	$578,467	$1,556,586

Note 11 – STOCK OPTION PLANS

The Company has a registration statement filed with the Securities and Exchange Commission in connection with a Consulting Service Compensation Plan covering up to 600,000 of the Company’s common stock shares.  Pursuant to such Plan, the Company may issue common stock or options to purchase common stock to certain consultants, service providers, and employees of the Company.  There were 468,000 shares available for issuance under the Plan at December 31, 2006 and at June 30, 2007 and 2006.  The option price, number of shares, grant date, and vesting terms are determined at the discretion of the Company’s Board of Directors.

As of December 31, 2006 and at June 30, 2007 and 2006, there were no stock options outstanding or exercisable.

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

On May 18, 2007, Lifeway’s Board of Directors approved awards of an aggregate amount of 8,400 shares to be awarded under its Employee and Consulting Services and Compensation Plan to certain key employees and consultants for services rendered to the Company.  The stock awards were made on June 1, 2007 and have vesting periods of one year. The expense for the awards is measured as of June 1, 2007 at $9.90 per share for 8,400 shares, or a total stock award expense of $83,160. This expense will be recognized as the stock awards vest in 12 equal portions of $6,930, or 700 shares per month for one year.

LIFEWAY FOODS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2007 and 2006
and December 31, 2006

Note 12 – FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair value of the Company’s financial instruments is as follows at:

	June 30, 2007		June 30, 2006		December 31, 2006
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$1,014,433	$1,014,433	$3,621,803	$3,621,803	$1,547,812	$1,547,812
Marketable securities	$8,424,516	$8,424,516	$8,581,674	$8,581,674	$8,491,363	$8,491,363
Notes payable	$5,973,598	$5,973,598	$3,391,593	$3,385,569	$6,878,054	$6,878,054

A summary of the methods and significant assumptions used to estimate the fair values of financial instruments is as follows:

Investments - Investments are recorded at fair value in the accompanying financial statements.  Fair value is determined based on quoted market prices.

Long-term Obligations - The fair value of long-term obligations approximates the carrying amounts in the accompanying financial statements.  The carrying value of the debt approximates market based on current borrowing rates.

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

LIFEWAY FOODS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2007 and 2006
and December 31, 2006

Note 13 – RECENT ACCOUNTING PRONOUNCEMENTS - Continued

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

Note 14 - STOCK SPLIT

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

Comparison of Quarter Ended June 30, 2007 to Quarter Ended June 30, 2006

The following analysis should be read in conjunction with the unaudited financial statements of the Company and related notes included elsewhere in this quarterly report and the audited financial statements and Management’s Discussion and Analysis contained in our Form 10-KSB, for the fiscal year ended December 31, 2006.

Results of Operations

Sales increased by $3,347,865, (approximately 53%) to $9,715,262 during the three-month period ended June 30, 2007 from $6,367,397 during the same three-month period in 2006. This increase is primarily attributable to increased sales and awareness of Lifeway’s flagship line, Kefir, as well as the acquisition of the Helios Organic Kefir line and the Pride of Main Street milk line. Helios Nutrition and its subsidiary, Pride of Main Street Dairy, which were acquired August 3, 2006, accounted for a total of $1,434,463 in sales, with the Helios kefir brand accounting for $1,197,703 in sales, and the Pride of Main Street line accounting for $236,760 in sales.

Sales for the existing Lifeway Foods line increased by $1,913,401 (approximately 30%) to $8,280,798 during the three-month period ended June 30, 2007 from $6,367,397 during the same three-month period in 2006.  This increase is primarily attributable to increased sales and awareness of Lifeway’s existing drinkable dairy products including La Fruta, its flagship line, Kefir, as well as Lifeway’s new kids kefir drink, Probugs™.

Cost of goods sold as a percentage of sales for the Lifeway Foods line was approximately 61% during the second quarter 2007, compared to about 60% during the same period in 2006. The increase was primarily attributable to the increase cost of conventional milk, our largest raw material.  Even though the cost of conventional milk was approximately 60% higher in the second quarter 2007 when compared to the same quarter in 2006, our cost of goods sold as a percentage of sales were similar.  This is due to our continuing efforts to leverage our newly-acquired Helios Organic Kefir line by moving its production to our main, highly-automated facility in Illinois, taking advantage of economies of scale, and thereby bringing down our overall cost of goods sold as a percentage of sales component.  The cost of organic milk used in both of our Lifeway Organic Kefir, and our recently-acquired Helios Kefir line was approximately equal in the second quarter 2007 when compared to the same quarter in 2006.

Operating expenses as a percentage of sales for Lifeway Foods were approximately 21% during the second quarter 2007, compared to about 26% during the same period in 2006.  This decrease is primarily attributable to operating synergies gained by the consolidation of the recently-acquired Helios Nutrition into our overall operations, as well as our continuing efforts to increase efficiency.

Income from operations increased by $831,133 (approximately 90%) to $1,761,287 during the three-month period ended June 30, 2007 from $930,154 during the same three-month period in 2006.  This increase is primarily attributable to operating synergies gained by the consolidation of the recently-acquired Helios Nutrition into our overall operations and our continuing efforts to increase efficiency.

Total other income for the second quarter 2007 was $438,249, compared with $286,674 during the same period in 2006.  This increase is primarily attributable to a higher gain on the sale of marketable securities in 2007, when compared to the same period in 2006.  Marketable securities are discussed in Note 4 of the Notes to Consolidated Financial Statements.

Provision for income taxes was $803,510, or a 36% tax rate during the second quarter 2007 compared with $466,784, or a 36% tax rate during the same period in 2006. Income taxes are discussed in Note 9 of the Notes to Consolidated Financial Statements.

Total net income for the group was $1,396,026, or $.08 per split adjusted share for the second quarter ended June 30, 2007, compared with $750,044, or $.04 per split adjusted share in the same period in 2006.  This represents an 86% year over year increase.

Comparison of Six-Month Period Ended June 30, 2007 to Six-Month Period Ended June 30, 2006

Results of Operations

Sales increased by $6,367,086, (approximately 51%) to $18,737,506 during the six-month period ended June 30, 2007 from $12,370,420 during the same six-month period in 2006. This increase is primarily attributable to increased sales and awareness of Lifeway’s flagship line, Kefir, as well as the acquisition of the Helios Organic Kefir line and the Pride of Main Street milk line. Helios Nutrition and its subsidiary, Pride of Main Street Dairy, which were acquired August 3, 2006, accounted for a total of $2,754,494 in sales, with the Helios kefir brand accounting for $2,336,585 in sales, and the Pride of Main Street line accounting for $417,909 in sales for the first six months of 2007

Sales for the existing Lifeway Foods line increased by $3,612,590 (approximately 29%) to $15,983,010 during the six-month period ended June 30, 2007 from $12,370,420 during the same six-month period in 2006.  This increase is primarily attributable to increased sales and awareness of Lifeway’s existing drinkable dairy products including La Fruta, its flagship line Kefir, and Lifeway’s new kids’ kefir drink, Probugs™.

Cost of goods sold, as a percentage of sales was approximately 60% during the six-month period ended June 30, 2007, compared to about 58% during the same period in 2005.  The increase is primarily attributable to an increase in the cost of conventional milk, Lifeway’s largest cost of goods component.  The average cost of conventional milk in the six-month period ended June 30, 2007 was approximately 35% higher when compared to the same period in 2006.

Operating expenses as a percentage of sales for Lifeway Foods was approximately 20% during the six-month period ended June 30, 2007, compared to about 24% during the same period in 2006.   This decrease is primarily attributable to operating synergies gained by the consolidation of the recently-acquired Helios Nutrition into our overall operations, as well as our continuing efforts to increase efficiency.

Total other income during the six-month period ending June 30, 2007 was $417,864, compared with $286,313 during the same period in 2006.  This increase is primarily attributable to a higher gain on the sale of marketable securities in 2007, when compared to the same period in 2006.  Marketable securities are discussed in Note 4 of the Notes to Consolidated Financial Statements.

Provision for income taxes was $1,449,284 or a 36% tax rate during the six-month period ended June 30, 2007 compared with $978,136 or a 36% rate during the same period in 2006. Income taxes are discussed in Note 9 of the Notes to Consolidated Financial Statements.

Total net income for the group was $2,531,357, or $.15 per split adjusted share for the six-month period ended June 30, 2007, compared with $1,644,702, or $.10 per split adjusted share in the same period in 2006.  This represents a 54% year over year increase.

Sources and Uses of Cash

Net cash provided by operating activities increased $464,764 to $1,243,427 during the six-month period ended June 30, 2007 from $778,663 during the same period in 2006.  This increase is primarily attributable to the increase in net income during the first six months of 2007.

Net cash used by financing activities was $1,657,059 during the six months ended June 30, 2007, which is an increase of $1,153,562 compared to $503,497 of net cash used by financing activities during the same period in 2006.  This increase is primarily attributable to the Company repaying $865,732 of the $4.2 million note issued in connection with the Helios acquisition in August 2006, which was absent in 2006.  The Company also purchased 75,000 shares of its treasury stock at a cost of $752,603 in the first six months of 2007.  In the first six months of 2006, the Company repurchased 37,494 shares of its treasury stock at a cost of $459,287.

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

Liquidity

We anticipate being able to fund the Company’s foreseeable liquidity requirements internally.

Other Developments

On May 18, 2007, Lifeway’s Board of Directors approved awards of an aggregate amount of 8,400 shares to be awarded under its Employee and Consulting Services and Compensation Plan to certain key employees and consultants for services rendered to the Company.  The stock awards were made on June 1, 2007 and have vesting periods of one year. The expense for the awards is measured as of June 1, 2007 at $9.90 per share for 8,400 shares, or a total stock award expense of $83,160. This expense will be recognized as the stock awards vest monthy in 12 equal portions of $6,930, based upon the vesting of 700 shares per month.

In connection with the Company’s acquisition of Helios, we issued 202,650 shares of our common stock and agreed to register such shares for resale.  We filed a registration statement with the SEC with respect to such shares on Form S-3 on September 15, 2006.  This registration statement, as amended, was declared effective on July 25, 2007.

Critical Accounting Policies

Lifeway’s analysis and discussion of its financial condition and results of operations are based upon its consolidated financial statements that have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”). The preparation of financial statements in accordance with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. US GAAP provides the framework from which to make these estimates, assumptions and disclosures. Lifeway chooses accounting policies within US GAAP that management believes are appropriate to accurately and fairly report Lifeway’s operating results and financial position in a consistent manner. Management regularly assesses these policies in light of current and forecasted economic conditions and has discussed the development and selection of critical accounting policies with its audit committee of the Board of Directors. For further information concerning accounting policies, refer to Note 2 -- Nature of Business and Significant Accounting Policies in the Notes to Consolidated Financial Statements.

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

Changes in economic conditions, commodity prices;

Shortages of and price increase for fuel, labor strikes or work stoppages, or market acceptance of the Company’s new products;

Significant changes in the competitive environment;

Changes in laws, regulations, or tax rates; and

Management’s ability to achieve reductions in cost to realize production efficiencies and to implement capital expenditures, all at of the levels and times planned by management.

ITEM 3.   CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934 (the “Exchange Act”) as of June 30, 2007. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.   There was no change in our internal control over financial reporting during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our Annual Meeting of stockholders was held on June 22, 2007. Proxies for the meeting were solicited pursuant to Regulation 14A under the Exchange Act. There was no solicitation of proxies in opposition to management’s nominees as listed in the proxy statement and all of management’s nominees were elected to our Board of Directors. Details of the voting are provided below:

Proposal 1:

To elect six (6) members of the Company’s Board of Directors to serve until the 2008 Annual Meeting of Stockholders (or until successors are elected or directors resign or are removed).

	Votes	Votes
	For	Withheld

Ludmila Smolyansky	16,392,610	227,085

Julie Smolyansky	16,393,330	226,365

Pol Sikar	16,611,631	8,064

Renzo Bernardi	16,611,181	8,514

Juan Carlos Dalto	16,588,681	31,014

Julie Oberweis	16,606,625	13,070

Proposal 2:

	Votes For	Votes Against	Abstentions

To ratify the appointment of Plante & Moran, PLLC as our independent auditors for the fiscal year ending December 31, 2007.	13,109,178	32,103	3,478,414

PART II — OTHER INFORMATION

ITEM 5.   OTHER INFORMATION

On August 14, 2007, the Company announced its financial results for the fiscal quarter ended June 30, 2007 and certain other information. A copy of the Company’s press release announcing these financial results and certain other information is attached as Exhibit 99.1 hereto. The information contained in Exhibit 99.1 hereto is being furnished, and should not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities imposed by that Section. The information contained in Exhibit 99.1 shall not be incorporated by reference into any registration statement or other document or filing under the Securities Act of 1933, as amended, except as may be expressly set forth in a specific filing. The press release filed as an exhibit to this report includes “safe harbor” language pursuant to the Private Securities Litigation Reform Act of 1995, as amended, indicating that certain statements about the Company’s business and other matters contained in the press release are “forward-looking.” The press release also cautions investors that “forward-looking” statements may be different from actual operating results. Finally, the press release states that a more thorough discussion of risks and uncertainties which may affect the Company’s operating results is included in the Company’s reports on file with the Securities and Exchange Commission.

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

11	Statement re: Computation of per share earnings (incorporated by reference to Note 2 of the Consolidated Financial Statements).

31.1	Rule 13a-14(a)/15d-14(a) Certification of Julie Smolyansky.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Edward P. Smolyansky.

32.1	Section 1350 Certification of Julie Smolyansky.

32.2	Section 1350 Certification of Edward P. Smolyansky.

99.1	Press Release dated August 14, 2007- “Lifeway Foods Reports Record 2nd Quarter and First Half 2007 Results.”

SIGNATURE

In accordance with the requirements of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIFEWAY FOODS, INC.

Date: August 14, 2007	By:	/s/ Julie Smolyansky
Julie Smolyansky
Chief Executive Officer, President, and Director

/s/ Edward P. Smolyansky
Edward P. Smolyansky
Chief Financial and Accounting Officer and Treasurer

EXHIBITS INDEX

31.1	Rule 13a-14(a)/15d-14(a) Certification of Julie Smolyansky.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Edward P. Smolyansky.

32.1	Section 1350 Certification of Julie Smolyansky.

32.2	Section 1350 Certification of Edward P. Smolyansky.

99.1	Press Release dated August 14, 2007- “Lifeway Foods Reports Record 2nd Quarter and First Half 2007 Results.”