Form 10QSB
period 2007-09-30
LIFEWAY FOODS INC
filed 2007-11-14
CIK 814586

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of September 30, 2007, the issuer had 16,825,626 shares of common stock, no par value, outstanding.

Transitional Small Business Disclosure Format (Check one):          Yes ☐     No ☑

Section 302 Certification
Section 302 Certification
Section 1350 Certification
Section 1350 Certification

PART I — FINANCIAL INFORMATION

LIFEWAY FOODS, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2007 AND 2006

AND DECEMBER 31, 2006

LIFEWAY FOODS, INC. AND SUBSIDIARIES
Consolidated Statements of Financial Condition
September 30, 2007 and 2006 (Unaudited) and December 31, 2006

	(Unaudited) September 30,		December 31,
	2007	2006	2006
ASSETS

Current assets
Cash and cash equivalents	$1,624,566	$1,242,306	$1,547,812
Marketable securities	6,557,841	8,042,189	8,491,363
Investment, at cost	500,000	—	—
Inventories	4,061,189	2,628,508	2,522,196
Accounts receivable, net of allowance for doubtful accounts of $39,460 and $45,000 at September 30, 2007 and 2006 and $80,000 at December 31, 2006	4,845,956	3,984,991	3,942,717
Prepaid expenses and other current assets	13,051	46,547	11,983
Other receivables	45,810	59,810	71,050
Deferred income taxes	225,803	108,154	32,234
Refundable income taxes	125,763	68,346	267,771
Total current assets	17,999,979	16,180,851	16,887,126

Property and equipment, net	9,176,479	8,574,181	8,580,716

Intangible assets
Goodwill	3,952,425	3,906,114	3,952,425
Other intangible assets, net of accumulated amortization of $520,979 and $142,010 at September 30, 2007 and 2006 and $278,710 December 31, 2006	3,342,517	3,715,628	3,578,928
Total intangible assets	7,294,942	7,621,742	7,531,353

Total assets	$34,471,400	$32,376,774	$32,999,195

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Current maturities of notes payable	$1,434,903	$1,124,284	$1,131,336
Accounts payable	1,865,041	1,251,720	1,463,014
Accrued expenses	441,068	270,990	480,101
Total current liabilities	3,741,012	2,646,994	3,074,451

Notes payable	4,424,266	6,191,521	5,746,718

Deferred income taxes	510,000	346,217	449,619

Stockholders’ equity
Common stock, no par value; 20,000,000 shares authorized; 17,273,776 shares issued; 16,825,626 shares outstanding at September 30, 2007; 17,273,776 shares issued; 16,908,144 shares outstanding at September 30, 2006; and 17,273,776 shares issued; 16,897,826 shares outstanding at December 31, 2006	6,509,267	6,509,267	6,509,267
Paid-in-capital	1,103,630	1,080,911	1,080,911
Treasury stock, at cost	(2,081,915)	(1,235,542)	(1,334,313)
Retained earnings	20,318,323	16,807,609	17,318,772
Accumulated other comprehensive income (loss), net of taxes	(53,183)	29,797	153,770
Total stockholders’ equity	25,796,122	23,192,042	23,728,407

Total liabilities and stockholders’ equity	$34,471,400	$32,376,774	$32,999,195

See accompanying notes to financial statements.

LIFEWAY FOODS, INC. AND SUBSIDIARIES
Consolidated Statements of Income and Comprehensive Income
For the Three and Nine Months Ended September 30, 2007 and 2006 (Unaudited)
and The Year Ended December 31, 2006

	(Unaudited)		(Unaudited)
	Three Months Ended		Nine Months Ended		Year Ended
	September 30,		September 30,		December 31,
	2007	2006	2007	2006	2006

Sales	$9,817,478	$7,456,649	$28,554,984	$19,827,069	$27,720,713

Cost of goods sold	7,096,819	4,616,366	18,432,830	11,709,587	17,081,992

Gross profit	2,720,659	2,840,283	10,122,154	8,117,482	10,638,721

Selling Expenses	1,174,140	890,563	2,856,483	2,323,155	3,065,254
General and Administrative	965,476	830,400	3,121,851	2,338,483	3,343,341

Total Operating Expenses	2,139,616	1,720,963	5,978,334	4,661,638	6,408,595

Income from operations	581,043	1,119,320	4,143,820	3,455,844	4,230,126

Other income (expense):
Interest and dividend income	84,918	86,318	249,082	294,583	388,339
Rental Income	9,731	—	27,912	—	11,401
Interest expense	(102,197)	(96,557)	(321,009)	(209,983)	(345,525)
Gain (loss) on sale of marketable securities, net	208,629	89,260	662,009	277,674	355,767
Gain on marketable securities classified as trading	578	(2,370)	1,529	691	791
Total other income (Expense)	201,659	76,651	619,523	362,965	410,773

Income before provision for income taxes	782,702	1,195,971	4,763,343	3,818,809	4,640,899

Provision for income taxes	314,508	456,012	1,763,792	1,434,148	1,745,075

Net income	$468,194	$739,959	$2,999,551	$2,384,661	$2,895,824

Basic and diluted earnings per common share	0.03	0.04	0.18	0.14	0.17

Weighted average number of shares outstanding	16,824,911	16,860,139	16,865,390	16,855,889	16,829,601

COMPREHENSIVE INCOME

Net income	$468,194	$739,959	$2,999,551	$2,384,661	$2,895,824

Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on marketable securities (net of tax benefits)	(57,187)	102,436	181,647	312,717	(251,021)
Less reclassification adjustment for gains (losses) included in net income (net of taxes)	(123,372)	(73,184)	(388,600)	(183,406)	504,305

Comprehensive income	$287,635	$769,211	$2,792,598	$2,513,972	$3,149,108

See accompanying notes to financial statements.

LIFEWAY FOODS, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholder’s Equity
For the Nine Months Ended September 30, 2007 (Unaudited)
and the Year Ended December 31, 2006

	Common Stock, No Par Value 20,000,000 Shares Authorized		# of Shares of					Accumulated Other Comprehensive
	# of Shares	# of Shares	Treasury	Common	Paid In	Treasury	Retained	Income (Loss),
	Issued	Outstanding	Stock	Stock	Capital	Stock	Earnings	Net of Tax	Total

Balances at December 31, 2005	17,273,776	16,790,510	483,266	$6,509,267	$90,725	$(1,024,659)	$14,422,948	$(99,514)	$19,898,767

Issuance of treasury stock for compensation	—	4,666	(4,666)	—	13,311	15,855	—	—	29,166

Issuance of treasury stock for acquisition of Helios	—	202,650	(202,650)	—	976,875	323,125	—	—	1,300,000

Redemption of stock	—	(100,000)	100,000	—	—	(648,634)	—	—	(648,634)

Other comprehensive income (loss): Unrealized losses on securities, net of taxes and reclassification adjustment	—	—	—	—	—	—	—	253,284	253,284

Net income for the year ended December 31, 2006	—	—	—	—	—	—	2,895,824	—	2,895,824

Balances at December 31, 2006	17,273,776	16,897,826	375,950	6,509,267	1,080,911	(1,334,313)	17,318,772	153,770	23,728,407

Redemption of stock	—	(75,000)	75,000	—	—	(752,603)	—	—	(752,603)

Issuance of treasury stock for compensation	—	2,800	(2,800)	—	22,719	5,001	—	—	27,720

Other comprehensive income (loss): Unrealized gains on securities, net of taxes and reclassification adjustment	—	—	—	—	—	—	—	(206,953)	(206,953)

Net income for the nine months ended September 30, 2007	—	—	—	—	—	—	2,999,551	—	2,999,551

Balances at September 30, 2007	17,273,776	16,825,626	448,150	$6,509,267	$1,103,630	$(2,081,915)	$20,318,323	$(53,183)	$25,796,122

See accompanying notes to financial statements.

LIFEWAY FOODS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2007 and 2006 (Unaudited)
and the Year Ended December 31, 2006

	(Unaudited)
	Nine Months Ended		Year Ended
	September 30,		December 31,
	2007	2006	2006
Cash flows from operating activities:
Net income	$2,999,551	$2,384,661	$2,895,824
Adjustments to reconcile net income to net cash flows from operating activities, net of acquisition:
Depreciation and amortization	789,215	457,844	758,754
(Gain)Loss on sale of marketable securities, net	(662,009)	(277,674)	(355,767)
Gain on marketable securities classified as trading	(1,529)	(691)	(791)
Deferred income taxes	12,419	(58,932)	33,031
Treasury stock issued for services	27,720	29,166	29,166
Increase (decrease) in allowance for doubtful accounts	(40,540)	10,000	45,000
(Increase) decrease in operating assets:
Accounts receivable	(862,699)	(1,197,722)	(1,190,448)
Other receivables	25,240	(3,375)	(14,615)
Inventories	(1,538,993)	(691,875)	(585,563)
Refundable income taxes	142,008	(56,784)	(256,209)
Prepaid expenses and other current assets	(1,068)	468	35,032
Increase (decrease) in operating liabilities:
Accounts payable	402,027	427,705	638,999
Accrued expenses	(39,033)	(84,021)	125,090
Net cash provided by operating activities	1,252,309	938,770	2,157,503

Cash flows from investing activities:
Investment in cost method securities	(500,000)	—	—
Purchases of marketable securities	(4,408,170)	(5,258,207)	(7,509,692)
Sale of marketable securities	6,652,670	5,193,235	7,285,071
Purchases of property and equipment	(1,142,709)	(500,118)	(680,174)
Acquisition of Helios, net of cash acquired	—	(2,514,679)	(2,551,679)
Purchases of organizational costs	(5,858)	—	—
Net cash provided by (used in) investing activities	595,933	(3,079,769)	(3,456,474)

Cash flows from financing activities:
Proceeds of note payable	300,000	—	—
Purchases of treasury stock	(752,603)	(549,863)	(648,634)
Repayment of notes payable	(1,318,885)	(420,913)	(858,664)
Net cash used in financing activities	(1,771,488)	(970,776)	(1,507,298)

Net increase (decrease) in cash and cash equivalents	76,754	(3,111,775)	(2,806,269)

Cash and cash equivalents at the beginning of the period	1,547,812	4,354,081	4,354,081

Cash and cash equivalents at the end of the period	$1,624,566	$1,242,306	$1,547,812

See accompanying notes to financial statements.

LIFEWAY FOODS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2007 and 2006
and December 31, 2006

Note 1 – NATURE OF BUSINESS AND BASIS OF PRESENTATION

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

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the rules and regulations of the Securities and Exchange Commission for interim financial statements. These financial statements reflect all adjustments and accruals of a normal recurring nature, which, in the opinion of management are necessary in order to make the financial statements not misleading. The results for the interim periods presented are not necessarily indicative of results to be expected for any future period.

These financial statements should be read in conjunction with the audited financial statements and the notes thereto of all the companies included in Lifeway’s 2006 Annual Report on Form 10-KSB filed with the Securities Exchange Commission for the year ended December 31, 2006.

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

The September 30, 2006 financial statements were prepared before the final purchase price allocation was completed. Goodwill and intangible assets have been reclassified on these financial statements to reflect the purchase price allocation.

LIFEWAY FOODS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2007 and 2006
and December 31, 2006

Note 1 – NATURE OF BUSINESS - Continued

The following unaudited proforma information presents the results of operations of the Company as if the acquisition had taken place at the beginning of 2006:

	9 months ended	Year ended
	September 30, 2006	December 31, 2006
Net Sales	$22,831,688	$30,804,309
Net Income	$2,076,051	$2,621,228
EPS	$0.12	$0.16

Note 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of the significant accounting policies applied in the preparation of the accompanying financial statements follows:

Principles of consolidation
The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, LFI Enterprises, Inc., Helios Nutrition, Ltd., Pride of Main Street, L.L.C. and STARFRUIT, LLC.  All significant intercompany accounts and transactions have been eliminated.

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

Bank balances of amounts reported by financial institutions are categorized as follows:

	September 30,		December 31,
	2007	2006	2006
Amounts insured	$251,315	$392,445	$432,678
Uninsured and uncollateralized amounts	1,992,169	1,101,926	1,412,560
Total bank balances	$2,243,484	$1,494,371	1,845,238

LIFEWAY FOODS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2007 and 2006
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
September 30, 2007 and 2006
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
September 30, 2007 and 2006
and December 31, 2006

Note 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – Continued

Treasury stock
Treasury stock is recorded using the cost method.

Advertising costs
The Company expenses advertising costs as incurred.  During the year ended December 31, 2006 and for the nine months ended September 30, 2007 and 2006, approximately $1,435,758, $1,356,850 and $1,092,560 of such costs respectively, were expensed.

Earning per common share
Earnings per common share were computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period.  For the nine months ended September 30, 2007 and 2006 and the year ended December 31, 2006, diluted and basic earnings per share were the same, as the effect of dilutive securities options outstanding was not significant.

Reclassification

Certain 2006 amounts have been reclassified to conform to the 2007 presentation.

Note 3 – INTANGIBLE ASSETS

Intangible assets, and the related accumulated amortization, consist of the following:

	September 30, 2007		September 30, 2006		December 31, 2006
	Cost	Accumulated Amortization	Cost	Accumulated Amortization	Cost	Accumulated Amortization
Recipes	$43,600	$34,517	$43,600	$23,617	$43,600	$26,342
Customer lists and other customer related intangibles	305,200	131,163	305,200	89,743	305,200	100,098
Lease acquisition	87,200	39,448	87,200	26,990	87,200	30,105
Goodwill	3,952,425	—	3,906,114	—	3,952,425	—
Loan acquisition costs	12,496	2,987	6,638	1,660	6,638	1,991
Customer relationship	985,000	95,764	985,000	—	985,000	34,924
Contractual backlog	12,000	12,000	12,000	—	12,000	12,000
Trade names	1,980,000	154,000	1,980,000	—	1,980,000	55,000
Formula	438,000	51,100	438,000	—	438,000	18,250
	$7,815,921	$520,979	$7,763,752	$142,010	$7,810,063	$278,710

Amortization expense is expected to be as follows for the 12 months ending September 30:

2007	$322,835
2008	313,585
2009	310,306
2010	303,040
2011	300,965
Thereafter	1,791,786
$3,342,517

Amortization expense during the nine months ended September 30, 2007 and 2006 and the year ended 2006 was $242,269, $49,579 and $186,278, respectively.

LIFEWAY FOODS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2007 and 2006
and December 31, 2006

Note 4 – MARKETABLE SECURITIES AND OTHER INVESTMENTS

The cost and fair value of marketable securities classified as available for sale and trading are as follows:

September 30, 2007	Cost	Unrealized Gains	Unrealized Losses	Loss on Marketable Securities Classified as Trading	Fair Value

Equities	$2,323,985	$318,165	$(168,993)	—	$2,473,157
Mutual Funds	1,146,517	10,889	(67,705)	—	1,089,701
Preferred Securities	1,417,978	6,570	(84,438)	—	1,340,110
Certificates of Deposit	75,000	—	(395)	—	74,605
Corporate Bonds	1,580,768	971	(105,851)	—	1,475,888
Municipal Bonds	4,586	187	—	—	4,773
Government agency Obligations	100,000	—	—	(393)	99,607
Total	$6,648,834	$336,782	$(427,382)	$(393)	$6,557,841

September 30, 2006	Cost	Unrealized Gains	Unrealized Losses	Loss on Marketable Securities Classified as Trading	Fair Value

Equities	$2,918,943	$249,781	$(150,197)		$3,018,527
Mutual Funds	288,630	2,447	(3,666)		287,411
Preferred Securities	1,491,741	5,214	(28,560)		1,468,395
Private Investment LP	600,000	42,660	—		642,660
Certificates of Deposit	225,000	1,305	(2,393)		223,912
Corporate Bonds	2,153,896	3,238	(70,694)		2,086,440
Municipal Bonds, maturing within five years	160,757	1,828	(203)		162,382
Government agency obligations, maturing after five years	154,483	—	—	(2,021)	152,462
Total	$7,993,450	$306,473	$(255,713)	(2,021)	$8,042,189

LIFEWAY FOODS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2007 and 2006
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

Proceeds from the sale of marketable securities were $7,285,071, $6,652,670 and $5,193,235 during the year ended December 31, 2006 and for the nine months ended September 30, 2007 and 2006, respectively.

Gross gains (loss) of $355,767, $662,009 and $277,674 were realized on these sales during the year ended December 31, 2006 and for the nine months ended September 30, 2007 and 2006, respectively. Gross gains (loss) of $208,629 and $89,260 were realized on these sales for the three months ended September 30, 2007 and 2006, respectively.

The following table shows the gross unrealized losses and fair value of Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2007:

	Less Than 12 Months			12 Months or Greater		Total
Description of Securities	Fair Value	Unrealized Losses		Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Equities	$744,341		$(138,770)	$222,571	$(30,223)	$966,912	$(168,993)
Mutual Funds	820,127		(67,638)	7,404	(67)	827,531	(67,705)
Preferred Securities	725,815		(55,111)	457,725	(29,327)	1,183,540	(84,438)
Certificates of Deposit	—		—	74,605	(395)	74,605	(395)
Corporate Bonds	178,530		(21,470)	1,240,828	(84,381)	1,419,358	(105,851)
Municipal Bonds	—		—	—	—	—	—
	$2,468,813	$	(282,989)	$2,003,133	$(144,393)	$4,471,946	$(427,382)

Equities, Mutual Funds and Corporate Bonds - The Company’s investments in equity securities, mutual funds and corporate bonds consist of investments in common stock and debt securities of companies in various industries.  The Company evaluated the near-term prospects of the issuer in relation to the severity and duration of the impairment. Based on that evaluation and the Company’s ability and intent to hold these investments for a reasonable period of time sufficient for a forecasted recovery of fair value, the Company does not consider any material investments to be other-than-temporarily impaired at September 30, 2007.

LIFEWAY FOODS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2007 and 2006
and December 31, 2006
Note 4 – MARKETABLE SECURITIES - Continued

Preferred Securities - The Company’s investments in preferred securities consist of investments in preferred stock of companies in various industries.  The Company evaluated the near-term prospects of the security in relation to the severity and duration of the impairment. Based on that evaluation and the Company’s ability and intent to hold these investments for a reasonable period of time sufficient for a forecasted recovery of fair value, the Company does not consider any material investments to be other-than-temporarily impaired at September 30, 2007.

Certificates of Deposit - The unrealized losses on the Company’s investments in certificates of deposit were caused by interest rate increases since the date of purchase. The contractual terms of these investments do not permit the issuers to settle the securities at a price less than the face value of the investment. Because the Company has the ability and intent to hold these investments until maturity, the Company does not consider these investments to be other-than-temporarily impaired at September 30, 2007.

Municipal Bonds - The unrealized losses on the Company’s investments in mutual bonds were caused by interest rate increases since the date of purchase. Because the Company has the ability and intent to hold these investments until maturity, the Company does not consider these investments to be other-than-temporarily impaired at September 30, 2007.

The Company holds a minority equity investment in convertible preferred stock of a privately held company. Because this security is not publicly traded, it is not practical to regularly estimate its fair value. Investments of this nature are subject to an evaluation for other than temporary impairment on a quarterly basis. This quarterly evaluation consists of reviewing, among other things, company business plans and current financial statements, if available, for factors that may indicate an impairment of our investment. Such factors may include, but are not limited to, cash flow concerns, material litigation, violations of debt covenants and changes in business strategy. The fair value of the equity investment is not estimated unless there are identified changes in circumstances that may indicate impairments exists and these changes are likely to have a significant adverse effect on the fair value of the investment. As of September 30, 2007, management reviewed the carrying value of the investment and estimated the aggregate fair value to be $500,000. No impairment was recorded on the investment during the nine months ended September 30, 2007.

Note 5 – INVENTORIES

Inventories consist of the following:

	September 30,		December 31,
	2007	2006	2006
Finished goods	$1,835,452	$988,212	$952,484
Production supplies	1,318,991	905,615	988,174
Raw materials	906,746	734,681	581,538
Total inventories	$4,061,189	$2,628,508	$2,522,196

Note 6 – PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	September 30,		December 31,
	2007	2006	2006
Land	$969,232	$969,232	$969,232
Buildings and improvements	6,813,045	6,715,371	6,713,743
Machinery and equipment	8,127,460	6,961,853	7,143,537
Vehicles	581,458	534,365	534,365
Office equipment	101,582	89,192	89,192
	16,592,777	15,270,013	15,450,069
Less accumulated depreciation	7,416,298	6,695,832	6,869,353
Total property and equipment	$9,176,479	$8,574,181	$8 ,580,716

Depreciation expense during the year ended December 31, 2006 and for the nine months ended September 30, 2007 and 2006 was $572,476, $546,945 and $408,266 respectively.

LIFEWAY FOODS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2007 and 2006
and December 31, 2006

Note 7 – ACCRUED EXPENSES

Accrued expenses consist of the following:

	September 30,		December 31,
	2007	2006	2006
Accrued payroll and payroll taxes	$82,981	$34,979	$139,367
Accrued property tax	340,717	202,080	269,435
Other	17,370	33,931	71,299
	$441,068	$270,990	$480,101

Note 8 – NOTES PAYABLE

Notes payable consist of the following:

	September 30,		December 31,
	2007	2006	2006
Mortgage note payable to a bank, payable in monthly installments of $3,273 including interest at 7%, with a balloon payment of $416,825 due September 25, 2011. Collateralized by real estate.	$448,269	$455,079	$453,355
Mortgage note payable to a bank, payable in monthly installments of $19,513 including interest at 5.6%, with a balloon payment of $2,652,143 due July 14, 2010. Collateralized by real estate.	2,853,203	2,923,226	2,905,988
Note payable to Amani Holding LLC, payable in quarterly installments of $262,500 plus interest at the floating prime rate per annum (8.25% at December 31, 2006) due September 1, 2010 secured by letter of credit	2,257,697	3,937,500	3,518,711
Note payable to officer, payable on demand	300,000	—	—
Total notes payable	5,859,169	7,315,805	6,878,054
Less current maturities	1,434,903	1,124,284	1,131,336
Total long-term portion	$4,424,266	$6,191,521	$5,746,718

Maturities of notes payables are as follows:

For the year ended September 30,
2008	$1,434,903
2009	1,139,904
2010	2,862,795
2011	421,567
Total	$5,859,169

LIFEWAY FOODS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2007 and 2006
and December 31, 2006

Note 9 – PROVISION FOR INCOME TAXES

The provision for income taxes consists of the following:

	For the Nine Months Ended September 30,		For the Year Ended December 31,
	2007	2006	2006
Current:
Federal	$1,465,229	$1,203,942	$1,390,590
State and local	286,145	289,274	321,454
Total current	1,751,374	1,493,216	1,712,044
Deferred	12,418	(59,068)	33,031
Provision for income taxes	$1,763,792	$1,434,148	$1,745,075

A reconciliation of the provision for income taxes and the income tax computed at the statutory rate is as follows:

	For the Nine Months Ended September 30,		For the Year Ended December 31,
	2007	2006	2006
Federal income tax expense computed at the statutory rate	$1,619,535	$1,298,395	$1,577,226
State and local tax expense, net	228,640	183,268	222,667
Permanent differences	(84,383)	(47,515)	(54,818)
Provision for income taxes	$1,763,792	$1,434,148	$1,745,075

Amounts for deferred tax assets and liabilities are as follows:

	September 30,		December 31,
	2007	2006	2006
Non-current deferred tax liabilities arising from: Temporary differences -
accumulated depreciation and amortization	$(510,000)	$(346,217)	$(449,619)
Current deferred tax assets (liabilities) arising from:
Unrealized losses (gains) on marketable securities	37,418	(20,965)	(108,188)
Inventory	172,088	110,533	107,382
Allowance for doubtful accounts	16,297	18,585	33,040
Total current deferred tax assets (liabilities)	225,803	108,153	32,234
Net deferred tax liability	$(284,197)	$(238,064)	$(417,385)

LIFEWAY FOODS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2007 and 2006
and December 31, 2006

Note 10 – SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for interest and income taxes are as follows:

	For The Nine Months Ended September 30,		For The Year Ended December 31,
	2007	2006	2006
Interest	$313,215	$209,983	$337,768
Income taxes	$1,626,031	$1,555,444	$1,556,586

Note 11 – STOCK OPTION PLANS

The Company has a registration statement filed with the Securities and Exchange Commission in connection with a Consulting Service Compensation Plan covering up to 600,000 of the Company’s common stock shares.  Pursuant to such Plan, the Company may issue common stock or options to purchase common stock to certain consultants, service providers, and employees of the Company.  There were 468,000 shares available for issuance under the Plan at December 31, 2006 and at September 30, 2007 and 2006.  The option price, number of shares, grant date, and vesting terms are determined at the discretion of the Company’s Board of Directors.

As of December 31, 2006 and at September 30, 2007 and 2006, there were no stock options outstanding or exercisable.

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

LIFEWAY FOODS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2007 and 2006
and December 31, 2006

Note 12 – FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair value of the Company’s financial instruments is as follows at:

	September 30, 2007		September 30, 2006		December 31, 2006
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$1,624,566	$1,624,566	$1,242,306	$1,242,306	$1,547,812	$1,547,812
Marketable securities	$6,557,841	$6,557,841	$8,042,189	$8,042,189	$8,491,363	$8,491,363
Notes payable	$5,859,169	$5,859,169	$7,315,805	$7,275,702	$6,878,054	$6,878,054

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
September 30, 2007 and 2006
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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Comparison of Quarter Ended September 30, 2007 to Quarter Ended September 30, 2006

The following analysis should be read in conjunction with the unaudited financial statements of the Company and related notes included elsewhere in this quarterly report and the audited financial statements and Management’s Discussion and Analysis contained in our Form 10-KSB, for the fiscal year ended December 31, 2006, and in the Management’s Discussion and Analysis contained in our Form 10-QSB, for the fiscal quarters ended March 31, 2007, and June 30, 2007.

Results of Operations

Total sales increased by $2,360,829, (approximately 32%) to $9,817,478 during the three-month period ended September 30, 2007 from $7,456,649 during the same three-month period in 2006. This increase is primarily attributable to increased sales and awareness of Lifeway’s flagship line, Kefir, as well as the acquisition of the Helios Organic Kefir line and the Pride of Main Street milk line. Helios Nutrition and its subsidiary, Pride of Main Street Dairy, which were acquired August 3, 2006, accounted for a total of $1,434,517 in sales, with the Helios kefir brand accounting for $1,183,287 in sales, and the Pride of Main Street line accounting for $251,230 in sales.

Sales for the existing Lifeway Foods line increased by $1,823,927 (approximately 28%) to $8,382,961 during the three-month period ended September 30, 2007 from $6,559,034 during the same three-month period in 2006.  This increase is primarily attributable to increased sales and awareness of Lifeway’s existing drinkable dairy products including La Fruta, its flagship line, Kefir, as well as Lifeway’s new kids kefir drink, Probugs™.

Total cost of goods sold as a percentage of sales for Lifeway Foods was approximately 72% during the third quarter 2007, compared to about 62% during the same period in 2006. The increase was primarily attributable to the cost of milk, Lifeway’s largest cost of goods sold component, which was approximately 110% higher in the third quarter 2007 compared to the same period in 2006.  The price of milk in the month of September was the highest ever recorded, and we have since seen the price slightly drop during the month of October, 2007, however, we can make no assurances that the price of milk will continue to decline from its September 2007 record highs.  In addition, on July 1, 2007 the minimum wage in Illinois increased to $7.50 per hour from $6.50 per hour, which also had a negative impact our gross margins.

Total operating expenses as a percentage of sales for Lifeway Foods were approximately 22% during the third quarter 2007, compared to about 23% during the same period in 2006.  This decrease is primarily attributable to operating synergies gained by the consolidation of the recently-acquired Helios Nutrition into our overall operations, as well as our continuing efforts to maximize efficiency through capital investments.

Total other income for the third quarter ended September 30, 2007 was $201,658, compared with $76,651 during the same period in 2006.  This increase is primarily attributable to gains on the sale of marketable securities, which was $201,658 in the third quarter ended September 2007, compared with $89,260 in the same period in 2006.  Marketable securities are discussed in Note 4 of the Notes to Consolidated Financial Statements.

Provision for income taxes was $314,508, or a 40% tax rate during the third quarter 2007 compared with $456,012 or a 38% tax rate during the same period in 2006. Income taxes are discussed in Note 9 of the Notes to Consolidated Financial Statements.

Total net income for the group was $468,194 or $.03 per split adjusted share for the third quarter ended September 30, 2007, compared with $739,959 or $.04 per split adjusted share in the same period in 2006.

Total net income for the group was $468,194 or $.03 per split adjusted share for the third quarter ended September 30, 2007, compared with $739,959 or $.04 per split adjusted share in the same period in 2006.  This decrease was primarily attributable to the reduced margins as a result of the increased cost of milk as discussed above.

Comparison of Nine-Month Period Ended September 30, 2007 to Nine Month Period Ended September 30, 2006

Results of Operations

Total sales increased by $8,727,915, (approximately 44%) to $28,554,984 during the nine-month period ended September 30, 2007 from $19,827,069 during the same nine-month period in 2006. This increase is primarily attributable to increased sales and awareness of Lifeway’s flagship line, Kefir, as well as the acquisition of the Helios Organic Kefir line and the Pride of Main Street milk line. Helios Nutrition and its subsidiary, Pride of Main Street Dairy, which were acquired August 3, 2006, accounted for a total of $4,189,011 in sales, with the Helios kefir brand accounting for $3,519,872 in sales, and the Pride of Main Street line accounting for $669,139 in sales for the first nine-months of 2007

Sales for the existing Lifeway Foods line increased by $5,436,518 (approximately 29%) to $24,365,971 during the nine month period ended September 30, 2007 from $18,929,453 during the same nine-month period in 2006.  This increase is primarily attributable to increased sales and awareness of Lifeway’s existing drinkable dairy products including La Fruta, its flagship line, Kefir, as well as Lifeway’s new kids kefir drink, Probugs™.

Cost of goods sold, as a percentage of sales for the Lifeway Foods line was approximately 65% during the nine-month period ended September 30, 2007, compared to about 59% during the same period in 2006.  The increase was primarily attributable to the cost of milk, Lifeway’s largest cost of goods sold component, which was approximately 80% higher in the first nine-months of 2007 compared to the same period in 2006.  The price of milk in the month of September was the highest ever recorded, and we have since seen the price slightly drop during the month of October, 2007, however, we can make no assurances that the price of milk will continue to decline from its September 2007 record highs.  In addition, on July 1, 2007 the minimum wage in Illinois increased to $7.50 per hour from $6.50 per hour, which also had a negative impact our gross margins.

Total operating expenses as a percentage of sales for Lifeway Foods were approximately 21% during the nine-month period ending September 30, 2007, compared to about 24% during the same period in 2006.  This decrease is primarily attributable to operating synergies gained by the consolidation of the recently-acquired Helios Nutrition into our overall operations, as well as our continuing efforts to maximize efficiency through capital investments.

Total other income for the nine-months ended September 30, 2007 was $619,523, compared with $362,965 during the same period in 2006.  This increase is primarily attributable to gains on the sale of marketable securities, which was $662,009 in the nine-month period ending  September 30, 2007, compared with $277,674 in the same period in 2006. Marketable securities are discussed in Note 4 of the Notes to Consolidated Financial Statements.

Total net income for the group was $2,999,551, or $.18 per split adjusted share for the nine-months ended September 30, 2007, compared with $2,384,661 or $.14 per split adjusted share in the same period in 2006.  This represents a 26% year over year increase.

Sources and Uses of Cash

Net cash provided by operating activities increased $313,539 to $1,252,309 during the nine-month period ended September 30, 2007 from $938,770 during the same period in 2006.  This increase is primarily attributable to the increase in net income during the first nine months of 2007.

Net cash used by financing activities was $1,771,488 during the nine months ended September 30, 2007, which is an increase of $800,712 compared to $970,776 of net cash used by financing activities during the same period in 2006.  This increase is primarily attributable to the Company repaying $1,261,014 of the $4.2 million note issued in connection with the Helios acquisition in August 2006, which was absent in 2006.  This note payable is discussed in Note 8 of the Notes to Consolidated Financial Statements

Net cash provided by investing activities was $595,933 during the nine months ended September 30, 2007, which is an increase of $3,675,702 compared to $3,079,769 net cash used in investing activities during the same period in 2006.  This increase is primarily due to the Company’s use of $2,514,679 net of cash acquired to purchase Helios Nutrition in August of 2006.  The acquisition is discussed in Note 1 of the Notes to Consolidated Financial Statements.

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

Other Developments

On May 18, 2007, Lifeway’s Board of Directors approved awards of an aggregate amount of 8,400 shares to be awarded under its Employee and Consulting Services and Compensation Plan to certain key employees and consultants for services rendered to the Company.  The stock awards were made on June 1, 2007 and have vesting periods of one year. The expense for the awards is measured as of June 1, 2007 at $9.90 per share for 8,400 shares, or a total stock award expense of $83,160. This expense will be recognized as the stock awards vest monthly in 12 equal portions of $6,930, based upon the vesting of 700 shares per month.

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

LIFEWAY FOODS, INC.

Date: November 14, 2007	By:	/s/ Julie Smolyansky
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

None.