Form 10KSB
period 2007-12-31
LIFEWAY FOODS INC
filed 2008-03-31
CIK 814586

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: __________ to __________
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
Common Stock, No Par Value

Securities registered under Section 12(g) of the Exchange Act:
None

Check whether the issuer is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  ☐

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☐

The issuer’s revenues for its most recent fiscal year were: $38,729,156.

The aggregate market value of the voting and non-voting common equity held by non-affiliates (approximately 4,848,301 shares) computed by reference to the price at which the stock was sold as of March 3, 2008 ($10.53 per share as quoted on the National Market System of the Nasdaq Stock Market) was: $51,052,610.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☑

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

The number of shares outstanding of each of the issuer’s classes of common equity, as of March 3, 2008 is 16,810,326 shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Notice of Annual Meeting and Proxy Statement, to be filed no later than April 30, 2008, for the Registrant’s 2008 Annual Meeting of Shareholders, scheduled to be held June 20, 2008, are incorporated by reference in Part III.

Transitional Small Business Disclosure Format (check one):     Yes ☐    No ☑

LIFEWAY FOODS, INC.

Table of Contents

PART I
Item 1.	Description of Business
Item 2.	Description of Property
Item 3.	Legal Proceedings
Item 4.	Submission of Matters to a Vote of Security Holders

PART II
Item 5.	Market for Common Equity and Related Stockholder Matters
Item 6.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 7.	Financial Statements
Item 8	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Item 8A.	Disclosure Controls and Procedures
Item 8B.	Other information

PART III
Item 9.	Directors, Executive Officers, Promoters and Control Persons; Compliance with Section (16a) of the Exchange Act and Code of Ethics
Item 10.	Executive Compensation
Item 11.	Security Ownership of Certain Beneficial Owners and Management
Item 12.	Certain Relationships and Related Transactions
Item 13.	Exhibits and Reports on Form 8-K
Item 14.	Principal Accountant Fees and Services
Signatures Code of Ethics List of Subsidiaries Rule 13a-14(a)/15d-14(a) Certification Rule 13a-14(a)/15d-14(a) Certification Section 1350 Certification Section 1350 Certification

PART I

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

ITEM 1.  DESCRIPTION OF BUSINESS.

BUSINESS DEVELOPMENT

Lifeway Foods, Inc. commenced operations in February 1986, and was incorporated under the laws of the State of Illinois on May 19, 1986. The Company’s principal business activity is the manufacturing of probiotic, cultured, functional dairy and non-dairy health food products. Lifeway’s primary products are kefir, a drinkable dairy beverage similar to but distinct from yogurt, in several flavors sold under the name “Lifeway Kefir” and “Helios Nutrition Organic Kefir”; a line of various drinkable yogurts sold under the “La Fruta”, “Tuscan” and “Lassi” brands; and “BasicsPlus,” a dairy based immune-supporting dietary supplement beverage. The Company also produces several soy-based kefir beverages under the “SoyTreat” trademark. In addition to the drinkable products, Lifeway manufactures “Lifeway Farmer Cheese,” a line of various farmer cheeses; “Sweet Kiss,” a fruit sugar-flavored spreadable cheese similar in consistency to cream cheese; and a line of assorted fruit and vegetable flavored cream cheese under the brand “Cream Cheese Gourmet.” The Company also manufactures and markets a vegetable-based seasoning under the “Golden Zesta” brand. In the Chicago metropolitan area, Lifeway distributes its products on its own trucks and via one distributor. The Company distributes “Cream Cheese Gourmet” branded cream cheese products in the Philadelphia metropolitan area using its own trucks. Lifeway manufactures all of its products at Company-owned facilities and distributes its products primarily throughout the United States.

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

LIFEWAY’S KEFIR.  “Lifeway’s Kefir” is a drinkable kefir product manufactured in ten regular and low-fat varieties, including plain, pomegranate, raspberry, blueberry, strawberry, cherry, peach, banana-strawberry, cappuccino and vanilla, and sold in 32 ounce containers and 8 ounce single serving containers featuring color-coded caps and labels describing nutritional information. In March 1996, Lifeway began marketing its non-fat, low cholesterol kefir in six flavors — plain, raspberry, strawberry, strawberry-banana, peach and blueberry. The kefir product is currently marketed under the name “Lifeway’s Kefir,” and is typically sold by retailers from their dairy sections.

LIFEWAY’S ORGANIC SOYTREAT.  “SoyTreat” is a soy alternative to dairy kefir and is made from organic soy milk, which is derived from non-genetically modified soybeans. SoyTreat can be consumed by those who desire the benefits of kefir, but are lactose intolerant or interested in a soy-based alternative to milk. SoyTreat also provides 7.0g of soy protein per serving, and features the United States Food and Drug Administration-approved health claim, “25g of soy protein a day as part of a diet low in saturated fat can help lower cholesterol and reduce the risk of heart disease.” At present SoyTreat is manufactured in two flavors: strawberry and peach.

LIFEWAY’S ORGANIC KEFIR.  “Lifeway’s Organic Kefir” meets the organic standards and specifications of the United States Department of Agriculture for organic products and is manufactured in five flavors: plain, wildberry, raspberry, strawberry and peach. Lifeway’s Organic Kefir is sweetened with organic cane juice.

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

CREAM CHEESE GOURMET.  Lifeway produces a line of over 40 flavors of cream cheeses under the “Cream Cheese Gourmet” brand name. The different flavors are manufactured in original and low-fat varieties and include such flavors as plain, strawberry, cheddar & horseradish, lox & onion, bleu cheese, pesto, cinnamon & raisin, and vegetable. The Cream Cheese Gourmet line of cream cheeses was acquired by Lifeway in the acquisition of  substantially all of the assets of Ilya’s Farms, Inc. described elsewhere in this report and is marketed primarily to smaller and ethnic grocers, delicatessens and coffee shops.

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

LASSI.  “Lassi” is a cultured drink inspired by the traditions of India. Sold in 8 ounce containers in two flavors, strawberry and mango.

GOLDEN ZESTA.  “Golden Zesta” is a vegetable-based seasoning, which, because of its low sodium content, may also be used as a salt substitute and is marketed to delicatessens, gourmet shops and ethnic grocers.

IT’S PUDDING.  “It’s Pudding!” is the only organic pudding, produced in the following flavors: rice, chocolate, vanilla, banana and tapioca.

PROBUGS.  “ProBugs” is a kefir product that contains 10 live and active kefir cultures. Aimed at children ages 2-9, ProBugs comes in three flavors, “Sublime Slime Limetm,” “Orange Creamy Crawlertm” and “Goo-Berry Pietm” and is packaged in patented no spill spout pouches designed as cartoon bug characters Peter, Polly and Penelope ProBugtm.

HELIOS NUTRITION ORGANIC KEFIR.  “Helios Nutrition Organic Kefir” is a kefir product made from organic milk and manufactured with a unique blend of active cultures. It is sold in 8 and 32 ounce bottles and made in five flavors: peach, plain, strawberry, vanilla and raspberry.

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

In connection with the certain Stockholders’ Agreement, as amended, between Lifeway, Danone Foods, Inc. and other parties, as well as certain other transactions between these two foregoing companies described elsewhere in this report, the parties agreed that they would not compete with each other during the term of the Stockholders’ Agreement, as extended, with respect to certain yogurt, cheese and kefir products. Specifically, Lifeway agreed not to produce or sell in the United States or Western Europe any type of yogurt, fromage frais, Italian style cheese, chilled desserts or any soy-based products, other than those that are kefir-based or those that were already being produced and sold by Lifeway as of December 24, 1999; and Danone agreed not to produce or sell any type of kefir-based products in the United States. On December 31, 2007, the term of the Stockholders’ Agreement was extended to December 31, 2008.

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

MAJOR CUSTOMERS

Lifeway distributes its products to numerous accounts throughout the United States. Concentrations of credit with regard to trade accounts receivable and sales are limited due to the fact that Lifeway’s customers are spread across different geographic areas. The customers are concentrated in the retail food industry. In 2007, Lifeway’s largest customer represented approximately 9% of sales and reflected sales in various regions of the United States outside the Chicago, Illinois metropolitan area.

TRANSACTIONS WITH GROUPE DANONE SA

All share amounts and prices in this subsection are historical and have not been adjusted for the stock split which occurred in the first quarter of 2004 or in the second quarter of 2006. On October 1, 1999, Lifeway and certain members of the Smolyansky family sold shares of restricted common stock to Danone at $10.00 per share. Later in 1999, Danone purchased additional shares of common stock from certain individuals, including shares purchased in transactions with certain Company affiliates, including Lifeway’s founder Michael Smolyansky, Val Nikolenko, Vice President of Production and Pol Sikar, a director, and his affiliates. As a result of these transactions, Danone became the beneficial owner of 20% of the outstanding common stock of Lifeway. Pursuant to the terms and conditions of the transaction, Lifeway granted certain limited rights to Danone, which include a right to nominate one director, anti-dilutive rights relating to future offerings and limited registration rights. In addition, as described above, Lifeway and Danone are parties to a Stockholders’ Agreement dated October 1, 1999, pursuant to which the parties agreed that they would not compete with each other through December 30, 2007 with respect to certain yogurt, cheese and kefir products. The Stockholders’ Agreement also provides that Danone may not own more than 20% of the outstanding common stock of Lifeway as a result of direct or indirect acquisition of shares. Danone’s interest as of December 31, 2007 was approximately 20.1% due to reductions in Lifeway’s shares outstanding, primarily due to share repurchases by Lifeway. On December 31, 2007, the term of the Stockholders’ Agreement was extended to December 31, 2008. The ability of Danone to sell such a large stake in Lifeway could have a negative effect on the Company’s stock price.

PATENTS, TRADEMARKS, LICENSES, ROYALTY AGREEMENTS

All trademark registrations have been granted by the United States Patent and Trademark Office (“USPTO”), unless otherwise noted below. Each trademark registration may be renewed upon expiration. Lifeway intends to make all timely filings as required for all trademarks listed.

Mark	Use	Date of Registration	Expiration of Registration	Comments
Lifeway	Cheese and kefir	December 12, 1989	December 12, 2009
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

Mark	Use	Date of Registration	Expiration of Registration	Comments
KPECTBRHCKNN (A stylized presentation of “Krestyanskiy” in Cyrillac characters)	Cheeses, cottage cheeses and other milk products excluding ice cream, ice milk and frozen yogurt	September 8, 1998	September 8, 2008
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

Mark	Use	Date of Registration	Expiration of Registration	Comments
PTICHYE MOLOKO (a stylized presentation of “Ptichye Moloko” in Cyrillic characters)	Kefir, yogurt, cheeses, cottage cheeses and other milk products, excluding ice cream, ice milk and frozen yogurt	October 18, 2005	October 18, 2015
Registration is renewable at the time of expiration provided mandatory documents are filed with the USPTO between the 5th and 6th anniversaries of the registration date or the six-month grace period following the sixth anniversary date.

BIOKEFIR	yogurt, cheeses, cottage cheeses and other milk products, excluding ice cream, ice milk and frozen yogurt			Application filed September 23, 2004 on an intent-to-use basis.
SUBLIME SLIME LIME	Dairy-based beverages; dairy-based food beverages; kefir; soy- based food beverage used as milk substitute			Application filed February 3, 2006 on an intent-to-use basis.
PROBUGS	Dairy-based beverages; dairy-based food beverages; kefir; soy- based food beverage used as milk substitute			Application filed February 3, 2006 on an intent-to-use basis.
ORANGE CREAMY CRAWLER	Dairy-based beverages; dairy-based food beverages; kefir; soy- based food beverage used as milk substitute			Application filed February 3, 2006 on an intent-to-use basis.
(LOGO)	Dairy-based beverages; dairy-based food beverages; kefir; soy- based food beverage used as milk substitute			Application filed February 3, 2006 on an intent-to-use basis.
(LOGO)	Dairy-based beverages; dairy-based food beverages; kefir; soy- based food beverage used as milk substitute			Application filed February 3, 2006 on an intent-to-use basis.
PRIDE OF MAIN STREET	Dairy Product	November 9, 1987	November 9, 2007	Only for the State of MN, not in US
HELIOS NUTRITION	Dairy products and functional foods	October 5, 1999	October 5, 2009
STARFRUIT	Franchise services, namely, offering technical and business management assistance in the establishment and operation of restaurants
Application was filed on February 23, 2007, on an intent to use basis.  A Notice of Allowance was issued on March 11, 2008. A Statement of Use is due on September 11, 2008, or within the 3 year extension period following the Notice of Allowance date. After acceptance of the Statement of Use, registration will precede in due course.

GOO-BERRY PIE	Dairy-based beverages; dairy-based food beverages; kefir; soy-based food beverage used as a milk substitute			Application was filed on August 1, 2007, based on actual use. The application is pending registration.

PATENTS, TRADEMARKS, LICENSES, ROYALTY AGREEMENTS

Lifeway also uses the following unregistered trademarks, and claims common law rights to: “Elita,” “Healthy Foods Today for a Better Life Tomorrow,” “Milkshake Smoothie,” “Toplenka,” “White Cheese,” “Drink It to Be Beautiful Inside and Out,” “Cream Cheese Gourmet,” “Golden Zesta” and “Pride of Main Street.”

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

In addition, any Lifeway products exported to Canada would be subject to strict quotas imposed by the Trade Control Policy Division of the Department of Foreign Affairs and International Trade of Canada. Lifeway believes that it currently is in compliance with all applicable Canadian regulations. The Company exported $5,000 in products to Canada in 2007.

RESEARCH AND DEVELOPMENT

Lifeway continues its program of new product development, centered around the nutritional and “low calorie” features of its proprietary kefir formulas.

Lifeway conducts primarily all of its research internally, but at times will employ the services of an outside testing facility. During 2006 and 2007, the amount Lifeway expended for research and new product development was not material to the financial position of Lifeway.

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

Included in the purchase of Pride of Main Street Dairy on August 3, 2006, Lifeway acquired an approximately 35,000 square foot commercially zoned parcel of real estate located at 214 Main Street S. Sauk Centre, MN, including a 16,000 square foot two-story brick building used for production, and a 5,600 square foot storage facility. This property is used as the main headquarters and main production facility for Pride of Main Street Dairy. The building was built in the 1920’s with an addition in 1990. The facility is being used to produce all of the Pride of Main Street Dairy products, and approximately 70% of the Helios Nutrition Organic Kefir, with the remaining 30% being produced in Lifeway’s main production facility in Morton Grove, Illinois. Pride of Main Street is the only occupier of this property and presently holds fee simple title free and clear of all encumbrances thereto. The value of this property may be subject to real estate market forces that typically affect industrial real estate in the area immediately surrounding the property. The Company’s book value for this property is approximately $98,932.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matter was submitted during the fourth quarter of the fiscal year ended December 31, 2007, to a vote of security holders through the solicitation of proxies or otherwise.

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

The range of high and low bid quotations for Lifeway’s Common Stock for the quarterly periods within the two most recent fiscal years, as reported by The Nasdaq Stock Market National Market System, is set forth in the following table:

	Low Bid	High Bid
1st Qtr. 2006	5.47	6.65
2nd Qtr. 2006	5.06	6.60
3rd Qtr. 2006	6.08	7.79
4th Qtr. 2006	6.53	10.85
1st Qtr. 2007	8.51	10.24
2nd Qtr. 2007	8.55	11.59
3rd Qtr. 2007	11.09	17.75
4th Qtr. 2007	9.62	20.75

Note: The foregoing quotations have been adjusted for the August 14, 2006 two-for-one company stock split.

As of March 3, 2008, there were approximately 87 holders of record of Lifeway’s Common Stock. The Company has no information regarding beneficial owners whose shares are held in street name.

DIVIDENDS

Lifeway has paid no cash dividends on its Common Stock and management does not anticipate that such dividends will be paid in the foreseeable future.

SALES OF UNREGISTERED SECURITIES

There were no sales of unregistered securities in 2007, 2006 or 2005 other the than issuance of 202,650 shares of Common Stock in payment of a portion of the purchase price for the acquisition by the Company on August 3, 2006 of all of the issued and outstanding stock of Helios Nutrition, Ltd.  These shares were issued in reliance upon applicable exemptions from registration under Section 4(2) of the Securities Act of 1933, as amended.

PURCHASES OF THE COMPANY’S SECURITIES

SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES*

Period	(a) Total Numbers of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
March 1, 2007 to March 31, 2007	8,589	$8.95	8,589	700,000
June 1, 2007 to June 30, 2007	66,411	$10.17	66,411	0
Total	75,000	$10.03	75,000	0

*Pursuant to the approved share repurchase program December 15, 2006 for 75,000 split adjusted shares with a plan expiration date of one year.  Lifeway completed the December 15, 2006 repurchase for 75,000 shares of the Companys securities in 2007 at a total cost of $752,603.

EQUITY COMPENSATION PLAN INFORMATION

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Warrants and Rights Reflected in Column (a)) (c)
Equity compensation plans approved by security holders	0	$0.00	468,000
Equity compensation plans not approved by security holders*	0	$0.00	0
Total	0	0	468,000
____________
*	All of Lifeway’s equity compensation plans have been approved by shareholders.

ITEM 6.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION.

RESULTS OF OPERATIONS

The following analysis should be read in conjunction with the audited financial statements of the Company and related notes included elsewhere in this annual report and the unaudited financial statements and Management’s Discussion and Analysis contained in our Form 10-QSB, for the fiscal quarters ended March 31, 2007, June 30, 2007, and September 30, 2007.

Comparison of Quarter Ended December 31, 2007 to Quarter Ended December 31, 2006

Sales increased by $2,280,528, (approximately 29%) to $10,174,172 during the three month period ended December 31, 2007 from $7,893,644 during the same three month period in 2006. This increase is primarily attributable to increased sales and awareness of Lifeway’s flagship product, Kefir.

Cost of goods sold as a percentage of sales was approximately 77% during the fourth quarter 2007, compared to about 70% during the same period in 2006. This increase is primarily attributable to the record increase in the cost of milk, which is Lifeway’s largest cost of goods sold component.  The cost of milk was approximately 110% higher in the fourth quarter 2007 when compared to the fourth quarter 2006.  We expect the price of milk to decline in 2008 from the record high levels experienced in the fourth quarter 2007.

Operating expenses as a percentage of sales was approximately 20% during the fourth quarter 2007, compared to about 20% during the same period in 2006.  Included in operating expenses during the fourth quarter 2007 was a charge of $100,000 related to Sarbanes-Oxley 404 compliance work.  There will be a $90,000 charge also related to Sarbanes-Oxley 404 compliance work expensed in the first quarter 2008.  These charges are one time fees as the compliance work has been completed as of March 31, 2008. Even though there are expenses related to this regulatory compliance which are recurring, much of the compliance work has been completed as of March 31, 2008, and we expect these fees to substantially be reduced going forward.

Total other expenses for the three months ended December 31, 2007 was $91,373, compared with total other income of $47,808 during the same period in 2006. This decrease is primarily attributable to the loss on the sale of marketable securities of $124,153 as we rebalanced portions of our portfolio.  Marketable securities are discussed in Note 4 of the notes to the financial statements.

Total net income for the group was $153,109, or $.01 per split adjusted share for the fourth quarter, 2007, compared with $511,163 or $.03 per split adjusted share in the same period in 2006.

Comparison of Year Ended December 31, 2007 to Year Ended December 31, 2006

Sales increased by $11,008,443, (approximately 40%) to $38,729,156 during the twelve month period ended December 31, 2007 from $27,720,713 during the same twelve month period in 2006. This increase is primarily attributable to increased sales and awareness of Lifeway’s flagship line, Kefir, as well as the acquisition of the Helios Organic Kefir line and the Pride of Main Street milk line. Helios Nutrition and its subsidiary, Pride of Main Street Dairy, which were acquired August 3, 2006, accounted for total sales in 2006 of $2,173,998, with the Helios kefir brand accounting for $1,856,237 in sales, and the Pride of Main Street line accounting for $317,761.  In 2007, the Helios kefir brand generated revenues of $4,563,026, while the Pride of Main Street line generated revenues of $1,065,766.

Sales for the existing Lifeway Foods line increased by $7,553,648 (approximately 30%) to $33,100,364 during the twelve-month period ended December 31, 2007 from $25,546,715 during the same twelve-month period in 2006.  This increase is primarily attributable to increased sales and awareness of Lifeway’s existing s flagship line, Kefir, as well as Lifeway’s new kids kefir drink, Probugs™.

Cost of goods sold as a percentage of sales excluding depreciation was approximately 66% in 2007, compared to about 60% in 2006.  This increase is primarily attributable to the record increase in the cost of milk, which is Lifeway’s largest cost of goods sold component.  The cost of milk was approximately 60% higher in 2007 when compared to 2006.  We expect the price of milk to decline in 2008 from the record high levels experienced in 2007.

Operating expenses as a percentage of sales in was approximately 20% in 2007, compared to about 23% in 2006.  Included in operating expenses during 2007 was a charge of $100,000 related to Sarbanes-Oxley 404 compliance work as well as various one time legal and regulatory expenses related the August 2006 Helios acquisition.  Even though we incurred these one-time expenses in 2007, we were able to lower the overall operating expenses as a percentage of sales compared to that in 2006.

Amortization expense during the years ended 2007 and 2006 was $323,266 and $186,278, respectively.  This increase is attributable to the amortization of the intangible assets acquired from Helios Nutrition and its subsidiary, Pride of Main Street on August 3, 2006.

Total other income for 2007 was $528,150, compared with $410,733 during the same period in 2006. This increase is primarily attributable to the gains on the sale of marketable securities, which was $537,856 in 2007 compared to $355,767 in 2006.  Marketable securities are discussed in Note 4 of the notes to the financial statements.

Provision for income taxes was $1,812,539, or a 37% tax rate in 2007 compared with $1,745,075 or a 37.6% tax rate in 2006. Income taxes are discussed in Note 9 of the Notes to Consolidated Financial Statements.

Total net income for the group was $3,152,660, or $.19 per split adjusted share for the twelve months ended December 31, 2007, compared with $2,895,824 or $.17 per split adjusted share in the same period in 2006.  This represents a 12% year over year increase.

SOURCES AND USES OF CASH IN 2007

Net cash used in investing activities was $901,330 during the twelve months ended December 31, 2007, which is a decrease of $2,555,144 compared to the same period in 2006.  This decrease is primarily due to the Company’s purchase of Helios Nutrition in 2006.  The company used $2,551,679 net of cash acquired to purchase Helios Nutrition.  The acquisition is discussed in Note 1 of the Notes to Consolidated Financial Statements.  The company also used $1,824,879 to purchase machinery and equipment in 2007 compared with using $680,174 to purchase machinery and equipment in 2006.

Net cash used in financing activities was $2,397,734 during the twelve months ended December 31, 2007, which is an increase of $890,436 compared to $1,507,298 of net cash used in financing activities during the same period in 2006.  This increase is primarily attributable to the Company’s repayment of $1,945,131 of long-term debt in the form of notes payable.  Notes payable are discussed in Note 8 of the notes to the financial statements.

A significant portion of our assets are held in marketable securities. All of our marketable securities are classified as available-for-sale on our balance sheet, while the mortgage-backed securities are classified as trading. All of these securities are stated thereon at market value as of the end of the applicable period. Gains and losses on the portfolio are determined by the specific identification method.

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

—

ITEM 7.  FINANCIAL STATEMENTS.

The annotated consolidated financial statements of the Company that constitute Item 7 of this report commence on the pages that follow this page.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders of
LIFEWAY FOODS, INC. AND SUBSIDIARIES

We have audited the accompanying consolidated balance sheets of LIFEWAY FOODS, INC. AND SUBSIDIARIES (the “Company”) as of December 31, 2007 and 2006, and the related consolidated statements of income and comprehensive income, changes in stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2007.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of LIFEWAY FOODS, INC. AND SUBSIDIARIES as of December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

Plante & Moran, PLLC
Grand Rapids, MI
March 31, 2008

LIFEWAY FOODS, INC. AND SUBSIDIARIES
Consolidated Statements of Financial Condition
December 31, 2007 and 2006

	December 31,	December 31,
	2007	2006
ASSETS

Current assets
Cash and cash equivalents	$595,885	$1,547,812
Marketable securities	6,989,474	8,491,363
Inventories	3,506,554	2,522,196
Accounts receivable, net of allowance for doubtful accounts
of $39,460 and $80,000 at December 31, 2007 and 2006	4,209,662	3,942,717
Prepaid expenses and other current assets	21,253	11,983
Other receivables	43,111	71,050
Deferred income taxes	311,960	32,234
Refundable income taxes	240,880	267,771
Total current assets	15,918,779	16,887,126

Property and equipment, net	9,678,948	8,580,716

Intangible assets
Goodwill	5,414,858	3,952,425
Other intangible assets, net of accumulated amortization
of $601,976 and $278,710 at December 31, 2007 and 2006	3,255,662	3,578,928
Total intangible assets	8,670,520	7,531,353

Other assets	500,000	—

Total assets	$34,768,247	$32,999,195

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Current maturities of notes payable	$1,136,126	$1,131,336
Accounts payable	1,594,330	1,463,014
Accrued expenses	414,039	480,101
Total current liabilities	3,144,495	3,074,451

Notes payable	4,096,797	5,746,718

Deferred income taxes	1,712,795	449,619

Stockholders’ equity
Common stock, no par value; 20,000,000 shares authorized; 17,273,776 shares issued; 16,827,726 shares outstanding at December 31, 2007; 17,273,776 shares issued; 16,897,826 shares outstanding at December 31, 2006	6,509,267	6,509,267
Paid-in-capital	1,120,669	1,080,911
Treasury stock, at cost	(2,078,165)	(1,334,313)
Retained earnings	20,471,432	17,318,772
Accumulated other comprehensive income (loss), net of taxes	(209,043)	153,770
Total stockholders’ equity	25,814,160	23,728,407

Total liabilities and stockholders’ equity	$34,768,247	$32,999,195

See accompanying notes to financial statements

LIFEWAY FOODS, INC. AND SUBSIDIARIES
Consolidated Statements of Income and Comprehensive Income
For the Years Ended December 31, 2007 and 2006

	Years Ended
	December 31,
	2007	2006

Sales	$38,729,156	$27,720,713

Cost of goods sold	25,582,981	16,509,516
Depreciation expense	726,647	572,476

Total cost of goods sold	26,309,628	17,081,992

Gross profit	12,419,528	10,638,721

Selling Expenses	3,744,388	3,065,254
General and Administrative	3,914,825	3,157,063
Amortization expense	323,266	186,278

Total Operating Expenses	7,982,479	6,408,595

Income from operations	4,437,049	4,230,126

Other income (expense):
Interest and dividend income	350,286	388,339
Rental Income	48,305	11,401
Interest expense	(410,180)	(345,525)
Gain (loss) on sale of marketable
securities, net	539,739	356,558
Total other income (Expense)	528,150	410,773

Income before provision for
income taxes	4,965,199	4,640,899

Provision for income taxes	1,812,539	1,745,075

Net income	$3,152,660	$2,895,824

Basic and diluted earnings per
common share	0.19	0.17

Weighted average number of
shares outstanding	16,855,611	16,829,601

COMPREHENSIVE INCOME

Net income	$3,152,660	$2,895,824

Other comprehensive income (loss),
net of tax:
Unrealized gains (losses) on
marketable securities
(net of tax benefits)	(47,091)	45,081
Less reclassification adjustment
for gains (losses)
included in net income (net of taxes)	(315,721)	208,203

Comprehensive income	$2,789,848	$3,149,108

See accompanying notes to financial statements

LIFEWAY FOODS, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders Equity
For the Years Ended December 31, 2007 and 2006

	Common Stock, No Par Value 20,000,000 Shares		# of Shares					Accumulated Other
	Authorized		of					Comprehensive
	# of Shares	# of Shares	Treasury	Common	Paid In	Treasury	Retained	Income (Loss),
	Issued	Outstanding	Stock	Stock	Capital	Stock	Earnings	Net of Tax	Total

Balances at December 31, 2005	17,273,776	16,790,510	483,266	$6,509,267	$90,725	$(1,024,659)	$14,422,948	$(99,514)	$19,898,767

Issuance of treasury stock for compensation	—	4,666	(4,666)	—	13,311	15,855	—	—	29,166

Issuance of treasury stock for acquisition of Helios	—	202,650	(202,650)	—	976,875	323,125	—	—	1,300,000

Redemption of stock	—	(100,000)	100,000	—	—	(648,634)	—	—	(648,634)

Other comprehensive income (loss):
Unrealized losses on securities, net of
taxes and reclassification adjustment	—	—	—	—	—	—	—	253,284	253,284

Net income for the year
ended December 31, 2006	—	—	—	—	—	—	2,895,824	—	2,895,824

Balances at December 31, 2006	17,273,776	16,897,826	375,950	6,509,267	1,080,911	(1,334,313)	17,318,772	153,770	23,728,407

Redemption of stock	—	(75,000)	75,000	—	—	(752,603)	—	—	(752,603)

Issuance of treasury stock for compensation	—	4,900	(4,900)	—	39,758	8,751	—	—	48,509

Other comprehensive income (loss):
Unrealized gains on securities, net of
taxes and reclassification adjustment	—	—	—	—	—	—	—	(362,813)	(362,813)

Net income for the year
ended December 31, 2007	—	—	—	—	—	—	3,152,660	—	3,152,660

Balances at December 31, 2007	17,273,776	16,827,726	446,050	$6,509,267	$1,120,669	$(2,078,165)	$20,471,432	$(209,043)	$25,814,160

See accompanying notes to financial statements

LIFEWAY FOODS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2007 and 2006

	December 31,
	2007	2006

Cash flows from operating activities:
Net income	$3,152,660	$2,895,824
Adjustments to reconcile net income to net
cash flows from operating activities, net of acquisition:
Depreciation and amortization	1,049,913	758,754
(Gain)Loss on sale of marketable securities, net	(539,739)	(356,558)
Deferred income taxes	(223,717)	33,031
Treasury stock issued for compensation	48,509	29,166
Increase (decrease) in allowance for doubtful accounts	(40,540)	45,000
(Increase) decrease in operating assets:
Accounts receivable	(226,405)	(1,190,448)
Other receivables	27,939	(14,615)
Inventories	(984,358)	(585,563)
Refundable income taxes	26,891	(256,209)
Prepaid expenses and other current assets	(9,270)	35,032
Increase (decrease) in operating liabilities:
Accounts payable	131,316	638,999
Accrued expenses	(66,062)	125,090
Net cash provided by operating activities	2,347,137	2,157,503

Cash flows from investing activities:
Investment in cost method securities	(500,000)	—
Purchases of marketable securities	(5,744,697)	(7,509,692)
Sale of marketable securities	7,168,246	7,285,071
Purchases of property and equipment	(1,824,879)	(680,174)
Acquisition of Helios, net of cash acquired	—	(2,551,679)
Net cash used in investing activities	(901,330)	(3,456,474)

Cash flows from financing activities:
Proceeds of note payable	300,000	—
Purchases of treasury stock, net	(752,603)	(648,634)
Repayment of notes payable	(1,945,131)	(858,664)
Net cash used in financing activities	(2,397,734)	(1,507,298)

Net decrease in cash and cash equivalents	(951,927)	(2,806,269)

Cash and cash equivalents at the beginning of the period	1,547,812	4,354,081

Cash and cash equivalents at the end of the period	$595,885	$1,547,812

See accompanying notes to financial statements

LIFEWAY FOODS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2007 and 2006

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

LIFEWAY FOODS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2007 and 2006

Note 1 – NATURE OF BUSINESS - Continued

During December 31, 2007, management re-evaluated its estimate of the tax basis of the intangible assets acquired.  As a result, goodwill was increased by $1,462,433.

The following unaudited proforma information presents the results of operations of the Company as if the acquisition had taken place at the beginning of 2006:

Year ended
December 31, 2006
Net Sales	$30,804,309
Net Income	$2,621,228
EPS	$0.16

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

Use of estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  Significant estimates made in preparing the consolidated financial statements include investments in marketable securities, the allowance for doubtful accounts, the valuation of Goodwill and intangible assets and deferred taxes.

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

The Company maintains cash deposits at several institutions located in the greater Chicago, Illinoisand Philadelphia, Pennsylvania metropolitan areas.  Deposits at each institution are insured up to $100,000 by the Federal Deposit Insurance Corporation or the Securities Investor Protector Corporation.

LIFEWAY FOODS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2007 and 2006

Note 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Bank balances of amounts reported by financial institutions are categorized as follows:

	December 31,
	2007	2006
Amounts insured	$576,563	$432,678
Uninsured and uncollateralized amounts	523,295	1,412,560
Total bank balances	$1,099,858	$1,845,238

Marketable securities

All investment securities are classified as available-for-sale, and are carried at fair value or quoted market prices. Unrealized gains and on available-for-sale securities losses are reported as a separate component of stockholders’ equity. Amortization, accretion, interest and dividends, realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are recorded in other income. Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities, Securities and Exchange Commission (SEC) Staff Accounting Bulletin (SAB) 59, Accounting for Noncurrent Marketable Equity Securities, and Emerging Issue Task Force Abstract 03-01 The Meaning of Other-than-temporary Impairment and its Application to Certain Investments, provide guidance on determining when an investment is other-than-temporarily impaired. This evaluation depends on the specific facts and circumstances. Factors that we consider in determining whether an other-than-temporary decline in value has occurred include: the market value of the security in relation to its cost basis; the financial condition of the investee; and the intent and ability to retain the investment for a sufficient period of time to allow for possible recovery in the market value of the investment.

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
December 31, 2007 and 2006

Note 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – Continued

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

LIFEWAY FOODS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2007 and 2006

Note 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – Continued

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

Advertising costs
The Company expenses advertising costs as incurred.  During the year ended December 31, 2007and 2006, approximately $1,642,114 and $1,435,758 of such costs respectively, were expensed.

Earning per common share
Earnings per common share were computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period.  For 2007 and 2006, diluted and basic earnings per share were the same, as the effect of dilutive securities options outstanding was not significant.

Reclassification

Certain 2006 amounts have been reclassified to conform to the 2007 presentation.

LIFEWAY FOODS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2007 and 2006

Note 3 – INTANGIBLE ASSETS

Intangible assets, and the related accumulated amortization, consist of the following:

	December 31, 2007		December 31, 2006
	Cost	Accumulated Amortization	Cost	Accumulated Amortization
Recipes	$43,600	$37,242	$43,600	$26,342
Customer lists and other customer related intangibles	305,200	141,518	305,200	100,098
Lease acquisition	87,200	42,562	87,200	30,105
Other	6,638	3,319	6,638	1,991
Customer relationship	985,000	116,285	985,000	34,924
Contractual backlog	12,000	12,000	12,000	12,000
Trade names	1,980,000	187,000	1,980,000	55,000
Formula	438,000	62,050	438,000	18,250
	$3.857.638	$601,976	$3,857,638	$278,710

Amortization expense is expected to be as follows for the years ending December 31:

2008	$313,588
2009	306,241
2010	303,704
2011	297,850
2012	276,958
Thereafter	1,757,321
$3,255,662

Amortization expense during the years ended December 31, 2007and 2006 was $323,266, and $186,278, respectively.

Note 4 – MARKETABLE SECURITIES

The cost and fair value of marketable securities classified as available for sale and trading are as follows:

December 31, 2007	Cost	Unrealized Gains	Unrealized Losses	Fair Value

Equities	$3,037,507	$331,776	$(309,014)	$3,060,269
Mutual Funds	946,357	4,978	(104,529)	846,806
Preferred Securities	1,776,750	40,020	(241,726)	1,575,044
Corporate Bonds	1,480,433	1,556	(79,433)	1,402,556
Municipal Bonds	4,586	253	—	4,839
Government agency Obligations	100,000	—	(40)	99,960
Total	$7,345,633	$378,583	$(734,742)	$6,989,474

LIFEWAY FOODS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2007 and 2006

Note 4 – MARKETABLE SECURITIES - Continued

December 31, 2006	Cost	Unrealized Gains	Unrealized Losses	Fair Value

Equities	$3,048,755	$359,729	$(69,950)	$3,338,534
Mutual Funds	522,492	3,248	(7,675)	518,065
Preferred Securities	1,353,568	6,554	(11,347)	1,348,775
Private Investment LP	600,000	71,632	—	671,632
Certificates of Deposit	225,000	2,190	(2,393)	224,797
Corporate Bonds	2,185,982	2,408	(95,075)	2,093,315
Municipal Bonds	160,757	2,937	(303)	163,391
Government agency	134,776	—	(1,922)	132,854
Total	$8,231,330	$448,698	$(188,665)	$8,491,363

Proceeds from the sale of marketable securities were $7,168,246 and $7,285,071 during the years ended December 31, 2007and 2006, respectively.

Gross gains of $876,527 and $596,692 and gross losses of $336,788 and $240,134 were realized on these sales during the years ended December 31, 2007 and 2006, respectively.

The following table shows the gross unrealized losses and fair value of Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2007:

	Less Than 12 Months		12 Months or Greater		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Equities	$1,378,753	$(248,489)	$261,168	$(60,525)	$1,639,921	$(309,014)
Mutual Funds	544,057	(98,306)	128,370	(6,223)	672,427	(104,529)
Preferred Securities	723,374	(140,818)	523,645	(100,908)	1,247,019	(241,726)
Corporate Bonds	—	—	1,295,737	(79,433)	1,295,737	(79,433)
Government Agency Obligations	—	—	99,960	(40)	99,960	(40)
	$2,646,184	$(487,613)	$2,308,880	$(247,129)	$4,955,064	$(734,742)

Equities, Mutual Funds and Corporate Bonds and Government Agency Obligations - The Company’s investments in equity securities, mutual funds and corporate bonds consist of investments in common stock and debt securities of companies in various industries.  The Company evaluated the near-term prospects of the issuer in relation to the severity and duration of the impairment. Based on that evaluation and the Company’s ability and intent to hold these investments for a reasonable period of time sufficient for a forecasted recovery of fair value, the Company does not consider any material investments to be other-than-temporarily impaired at December 31, 2007.

LIFEWAY FOODS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2007 and 2006

Note 4 – MARKETABLE SECURITIES - Continued

Preferred Securities- The Company’s investments in preferred securities consist of investments in preferred stock of companies in various industries.  The Company evaluated the near-term prospects of the security in relation to the severity and duration of the impairment. Based on that evaluation and the Company’s ability and intent to hold these investments for a reasonable period of time sufficient for a forecasted recovery of fair value, the Company does not consider any material investments to be other-than-temporarily impaired at December 31, 2007.

Note 5 – INVENTORIES

Inventories consist of the following:

	December 31,
	2007	2006
Finished goods	$1,296,985	$952,484
Production supplies	1,383,384	988,174
Raw materials	826,185	581,538
Total inventories	$3,506,554	$2,522,196

Note 6 – PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	December 31,
	2007	2006
Land	$969,232	$969,232
Buildings and improvements	6,743,647	6,713,743
Machinery and equipment	8,159,199	7,143,537
Vehicles	581,458	534,365
Office equipment	101,583	89,192
Construction in process	719,830	—
	17,274,949	15,450,069
Less accumulated depreciation	7,596,001	6,869,353
Total property and equipment	$9,678,948	$8 ,580,716

Estimated costs to complete construction in progress as of December 31, 2007 was $300,000.

Depreciation expense during the years ended December 31, 2007 and 2006 was $726,647 and $572,476, respectively.

LIFEWAY FOODS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2007 and 2006

Note 7 –ACCRUED EXPENSES

Accrued expenses consist of the following:

	December 31,
	2007	2006
Accrued payroll and payroll taxes	$58,395	$139,367
Accrued property tax	285,279	269,435
Other	70,365	71,299
	$414,039	$480,101

Note 8 – NOTES PAYABLE

Notes payable consist of the following:
	December 31,
	2007	2006
Mortgage note payable to a bank, payable in monthly installments of $3,273 including interest at 7%, with a balloon payment of $416,825 due September 25, 2011. Collateralized by real estate.	$446,450	$453,355
Mortgage note payable to a bank, payable in monthly installments of $19,513 including interest at 5.6%, with a balloon payment of $2,652,143 due July 14, 2010. Collateralized by real estate.	2,834,970	2,905,988
Note payable to Amani Holding LLC, payable in quarterly installments of $262,500 plus interest at the floating prime rate per annum (7.25% at December 31, 2007) due September 1, 2010 secured by letter of credit	1,951,503	3,518,711
Total notes payable	5,232,923	6,878,054
Less current maturities	1,136,126	1,131,336
Total long-term portion	$4,096,797	$5,746,718

Maturities of notes payables are as follows:

For the Year Ended December 31,
2008	$1,136,126
2009	992,703
2010	2,684,815
2011	419,279
Total	$5,232,923

LIFEWAY FOODS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2007 and 2006

Note 9 – PROVISION FOR INCOME TAXES

The provision for income taxes consists of the following:

	For the Years Ended
	December 31,
	2007	2006
Current:
Federal	$1,699,408	$1,390,590
State and local	336,848	321,454
Total current	2,036,256	1,712,044
Deferred	(223,717)	33,031
Provision for income taxes	$1,812,539	$1,745,075

A reconciliation of the provision for income taxes and the income tax computed at the statutory rate is as follows:

	For the Years Ended
	December 31,
	2007	2006
Federal income tax expense computed at the statutory rate	$1,688,168	$1,577,226
State and local tax expense, net	238,330	222,667
Permanent differences	(113,959)	(54,818)
Provision for income taxes	$1,812,539	$1,745,075

Amounts for deferred tax assets and liabilities are as follows:

	December 31,
	2007	2006
Non-current deferred tax liabilities arising from: Temporary differences -
accumulated depreciation and amortization	$(1,712,795)	$(449,619)
Current deferred tax assets (liabilities) arising from:
Unrealized losses (gains) on marketable securities	147,077	(108,188)
Inventory	148,586	107,382
Allowance for doubtful accounts	16,297	33,040
Total current deferred tax assets (liabilities)	311,960	32,234
Net deferred tax liability	$(1,400,835)	$(417,385)

LIFEWAY FOODS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2007 and 2006

Note 10 – SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for interest and income taxes are as follows:

	For the Years Ended
	December 31,
	2007	2006
Interest	$430,098	$337,768
Income taxes	$2,026,031	$1,556,586

Note 11 – STOCK AWARD AND STOCK OPTION PLANS

The Company has a registration statement filed with the Securities and Exchange Commission in connection with a Consulting Service Compensation Plan covering up to 600,000 of the Company’s common stock shares.  Pursuant to such Plan, the Company may issue common stock or options to purchase common stock to certain consultants, service providers, and employees of the Company.  There were 468,000 shares available for issuance under the Plan at December 31, 2007and 2006.  The option price, number of shares, grant date, and vesting terms are determined at the discretion of the Company’s Board of Directors.

As of December 31, 2007and 2006, there were no stock options outstanding or exercisable.

On May 23, 2005, Lifeway’s Board of Directors approved awards of an aggregate amount of 11,200 common shares to be awarded under its Employee and Consulting Services and Compensation Plan to certain employees and consultants for services rendered to the Company.  The stock awards were made on June 1, 2005and have vesting periods of one year.  The expense for the awards is measured as of June 1, 2005at $6.25 per share for 11,200 shares, or a total stock award expense of $70,000.  This expense will be recognized as the stock awards vest in 12 equal portions of $5,833, or 932 shares per month for one year.  During 2005, 7,534 shares vested and the Company recognized a related expense of $40,833.  During the year ended December 31, 2006, 4,666 shares vested for an expense of $29,166.

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
December 31, 2007 and 2006

Note 12 – RECENT ACCOUNTING PRONOUNCEMENTS

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

In February 2007, the FASB issued SFAS No. 159,The Fair Value Option for Financial Assets and Financial Liabilities.SFAS No. 159 permits entities to elect to measure many financial instruments and certain other items at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for the Company beginning February 3, 2008. We are in the process of assessing the impact of SFAS No. 159 on the financial condition and results of operations of the Company.

In December 2007, the FASB issued SFAS No. 141(R) “Business Combinations.”  SFAS No. 141(R) states that all business combinations (whether full, partial or step acquisitions) will result in all assets and liabilities of an acquired business being recorded at their acquisition date fair values.  Earn-outs and other forms of contingent consideration and certain acquired contingencies will also be recorded at fair value at the acquisition date.  SFAS No. 141(R) also states acquisition costs will generally be expensed as incurred; in-process research and development will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date; changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense; and restructuring costs will be expensed in periods after the acquisition date.  This statement is effective for financial statements issued for fiscal years beginning after December 15, 2008.  The Company will apply the provisions of this standard to any acquisitions that it completes on or after December 15, 2008.

LIFEWAY FOODS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2007 and 2006

Note 12 – RECENT ACCOUNTING PRONOUNCEMENTS  - Continued

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51.”  This statement amends ARB No. 51 to establish accounting and reporting standards for the noncontrolling interest (minority interest) in a subsidiary and for the deconsolidation of a subsidiary. Upon its adoption, noncontrolling interests will be classified as equity in the consolidated balance sheets.  This statement also provides guidance on a subsidiary deconsolidation as well as stating that entities need to provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. This statement is effective for financial statements issued for fiscal years beginning after December 15, 2008.  The adoption of this standard is not expected to have a material impact on the Company’s financial condition, results of operations or liquidity.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (“SFAS No. 161”).  This statement requires enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  SFAS No. 161 also requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation and requires cross-referencing within the footnotes.  This statement also suggests disclosing the fair values of derivative instruments and their gains and losses in a tabular format.  This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.  The adoption of this standard is not expected to have a material impact on the Company’s financial condition, results of operations or liquidity.

Note 13 - STOCK SPLIT

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

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A(T).  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure material information required to be disclosed in our reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required financial disclosure. In designing and evaluating the disclosure controls and procedures, we recognized that a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

As of December 31, 2007, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of December 31, 2007 in ensuring that information required to be disclosed by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified under the Exchange Act rules and forms due to the material weaknesses described below. As a result, we performed additional analysis and other post-closing procedures to ensure our consolidated financial statements were prepared in accordance with generally accepted accounting principles. Accordingly, management believes the consolidated financial statements included in this Form 10-KSB fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rule 13a-15(f). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management assessed the effectiveness of our internal control over financial reporting as of December 31, 2007. In making its assessment of internal control over financial reporting, management used the criteria described in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. In conjunction with our auditors, management identified two material weaknesses in the Company’s internal control over financial reporting. A material weakness is a significant deficiency, or a combination of significant deficiencies which when aggregated, results in there being more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by employees in the normal course of their assigned functions. As a result of these material weaknesses, we concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2007 based on the criteria in Internal Control — Integrated Framework. We are taking steps to address these material weaknesses which could possibly have led to a material misstatement in our financial statements if not detected and corrected.

We have identified a material weakness in our internal control for financial reporting due to incomplete and undocumented financial reporting processes, including an overview of the financial statement disclosure principles, and no documented accounting procedures manual available for employee use.  Additionally, there was no requirement to post monthly activity to the Company’s general ledger.  We plan to take corrective action to improve our review procedures for posting and updating the monthly financial activity and have begun creating an accounting manual for its accounting personnel during 2008.

This Annual Report on Form 10-KSB does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Annual Report on Form 10-KSB.

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

JULIE SMOLYANSKY, 32, was appointed as a Director, and elected President, CEO, CFO and Treasurer of the Company by the Board of Directors to fill the vacancies in those positions created by the death of her father, Michael Smolyansky, in June 2002. She is a graduate with a Bachelor’s degree from the University of Illinois at Chicago. Prior to her appointment, Ms. Smolyansky spent six years as the Company’s Director of Sales and Marketing. She devotes as much time as necessary to the business of the Company and currently holds no other directorships in any other reporting company. Ms. Smolyansky is the daughter of Ludmila Smolyansky, the Chairperson of the Board. In 2004, Ms. Smolyansky resigned as CFO and Treasurer and Edward Smolyansky, Ms. Smolyansky’s brother, was appointed to such positions.

POL SIKAR, 59, has been a Director of the Company since its inception in February 1986. He is a graduate with a Master’s degree from the Odessa State Institute of Civil Engineering in Russia. For more than 12 years, he has been President and a major shareholder of Montrose Glass & Mirror Co., a company providing glass and mirror products to the wholesale and retail trade in the greater Chicago area. Mr. Sikar devotes as much time as necessary to the business of the Company. Mr. Sikar holds no other directorships in any other reporting company.

RENZO BERNARDI, 55, has been a Director of the Company since 1994. Mr. Bernardi is the president and founder of Renzo & Sons, Inc., a Dairy and Food Service Company which has been in business since 1969 (formerly, Renzo-Milk Distribution Systems). He has over 30 years of experience in the dairy distribution industry. Mr. Bernardi is a graduate of Instituto Teonico E Commerciale of Macomer, Sardinia. Mr. Bernardi devotes as much time as necessary to the business of the Company. Mr. Bernardi holds no other directorships in any other reporting company.

JUAN CARLOS DALTO, 44, has served as a director of the Company since July 2004. Juan Carlos Dalto is President and CEO of The Dannon Company. He has extensive international background in the packaged goods industry and has strategic and direct responsibilities for Dannon’s dairy products in the United States and Canada. Mr. Dalto joined Dannon’s parent company, Groupe Danone, as Marketing VP for Danone Argentina, his native country, in December 1997 after which he served as CEO for Danone Portugal in 2000. Mr. Dalto holds a Masters in Strategic Marketing from Adam Smith Open University, Buenos Aires, Argentina and a Diploma for Business Executives in Strategic Marketing Planning from University of Michigan. He also holds a degree in Industrial Engineering from the Buenos Aires Institute of Technology.

JULIE OBERWEIS, 33, has served as a director of the Company since June 2006. She is the co-founder and CFO of Stratigent, LLC, a web analytics consulting company. Prior to Stratigent, she worked in investment consulting at Cambridge Associates as well as at Ritchie Capital Management, L.L.C., a global alternative asset management firm. She currently sits on the board of Oberweis Group, Inc., the holding company of Oberweis Dairy, and the DuPage Childrens Museum. Julie holds a degree in finance from the University of Illinois and is a Chartered Financial Analyst (CFA) charterholder.

EDWARD P. SMOLYANSKY, 28, was appointed as Chief Financial and Accounting Officer and Treasurer of Lifeway Foods in November 2004. He had served as the Controller of the Company June 2002 until such time. He received his baccalaureate degree in finance from Loyola University of Chicago in December 2001. Edward P. Smolyansky is the brother of Company President and Chief Executive Officer Julie Smolyansky and the son of Lifeway’s Chairperson of the Board of Directors, Ludmila Smolyansky.

KEY EMPLOYEES.

VALERIY NIKOLENKO, 62, Vice President of Operations, has been VP of Operations for 13 years with Lifeway Foods.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities and Exchange Act of 1934 requires the Company’s officers and Directors, and persons who own more than 10% of a registered class of the Company’s equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (“SEC”). Officers, directors, and greater than 10% shareholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. Based solely on its review of copies of such reports received or representations from certain reporting persons, the Company believes that, during the year ended December 31, 2007, other than the filings listed below, all other Section 16(a) filing requirements applicable to its officers, Directors and 10% shareholders were timely met. Those filings were:

Form 4 filed on behalf of Renzo Bernardi on March 12, 2007 for the sale of shares on the earliest transaction date of March 7, 2007.

Form 4 filed on behalf of Julie Smolyansky on June 29, 2007 for the acquisition of shares on the earliest transaction date of June 1, 2007.

Form 4 filed on behalf of Edward Smolyansky on June 29, 2007 for the acquisition of shares on the earliest transaction date of June 1, 2007.

Form 4 filed on behalf of Pol Sikar on September 26, 2007 for six sales of shares on the earliest transaction date of September 10, 2007.

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

ITEM 10.  EXECUTIVE COMPENSATION.

Summary Compensation Table

Name	Year	Salary	Bonus	Stock Awards	All other Comp. (5)	Total

Julie Smolyansky CEO and President(1)	2007	$166,153	$22,500	$17,325	$7,546	$213,524
Edward Smolyansky, CFO Chief Accounting Officer and Controller (2)	2007	$178,461	$22,500	$17,325	$8,038	$226,324
Ludmila Smolyansky, Chairman (3)	2007	$162,807	$55,000	—	$5,600	$223,407
Val Nikolenko, Vice President of Operations and Secretary (4)	2007	$110,832	$10,000	$ 2,887	$4,833	$128,552

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

During 2007, each outside (non-employee) director was compensated at the rate of $500 per meeting attended. Neither any employee director (Ludmila Smolyansky and Julie Smolyansky) nor any Director serving as the nominee of Danone (Juan Carlos Dalto) was compensated as a Director during 2007.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth certain information known to the Company regarding the beneficial ownership of the Company’s Common Stock, the Company’s only outstanding class of securities, as of March 3, 2008 by (a) each shareholder known by the Company to be the beneficial owner of more than five percent of the Company’s Common Stock, (b) each of the Company’s directors, (c) each of the Company’s executive officers named in the Summary Compensation Table above and (d) all executive officers and directors of the Company as a group. The shareholders listed below have sole voting and investment power except as noted.

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership of Common Stock		Percent Owned Beneficially and of Record(2)
Ludmila Smolyansky(3,4)	7,574,273	(3)	45.0%
Julie Smolyansky(4)	509,360		3.0%
Edward Smolyansky(4)	408,055		2.4%
Pol Sikar(4)	3,000		*
Renzo Bernardi(4)	13,100		*
Juan Carlos Dalto(4,5)	0		*
Julie Oberweis(4)	0		*
Val Nikolenko	5,000		*
All Directors and Officers of the Company as a Group (Eight persons in total)	8,507,269		50.6%
DS Waters, LP	3,454,756		20.5%

NOTES TO BENEFICIAL OWNERSHIP TABLE

(1)
With the exception of Juan Carlos Dalto and DS Waters, LP, the address for all Directors and shareholders listed in this table is 6431 Oakton St., Morton Grove, IL 60053. The address for Juan Carlos Dalto and DS Waters, LP is 120 White Plains Road, Tarrytown, NY 10591.

(2)	Based upon 16,810,326 shares of Common Stock outstanding as of March 1, 2008.

(3)
On March 3, 2008, Mrs. Smolyansky directly owned 7,568,754 shares of Common Stock. Additionally, Mrs. Smolyansky is deemed to be the indirect beneficial owner of 5,519 shares of Common Stock held in the Smolyansky Family Foundation, of which Mrs. Smolyansky is the Trustee.

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

EXHIBITS

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

11	Statement re: computation of per share earnings. (Incorporated by reference to Note 2 of the Consolidated Financial Statements).
14	Code of Ethics
21	List of Subsidiaries of the Registrant
31.1	Rule 13a-14(a)/15d-14(a) Certification of Julie Smolyansky.
31.2	Rule 13a-14(a)/15d-14(a) Certification of Edward P. Smolyansky.
32.1	Section 1350 Certification of Julie Smolyansky.
32.2	Section 1350 Certification of Edward P. Smolyansky
99	Press Release dated March 31, 2008.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

In 2007 and 2006, Plante & Moran, PLLC, billed Lifeway approximately $151,000 and $136,000, respectively, for professional services rendered for the audit of Lifeway’s annual financial statements and review of financial statements included in Lifeway’s Forms 10-QSB or services that are normally provided in connection with statutory and regulatory filings or engagements in 2006 and 2007.

AUDIT-RELATED FEES

In 2007 and 2006, Lifeway’s principal accountant billed Lifeway approximately $55,000 and $0, respectively, for professional services rendered in connection with the audit of the consolidated financial statements of Helios Nutrution, LTD and subsidiary as of and for the year ended December 31, 2005 included in the Company’s 8-K/A dated October 19, 2006.

TAX FEES

No professional services were rendered by Plante & Moran, PLLC to Lifeway regarding tax advice, tax compliance and tax planning during 2006 and 2007.

ALL OTHER FEES

No other fees were billed to Lifeway by Plante during 2006 and 2007 other than those described in this report.

No hours expended by Plante & Moran. PLLC in its engagement to audit Lifeway’s financial statements for the most recent fiscal year were attributable to work performed by persons other than Plante’s full-time permanent employees. The Audit Committee has approved 100% of all services performed by Plante for Lifeway and disclosed above.

AUDIT COMMITTEE PRE-APPROVAL POLICIES AND PROCEDURES

The Lifeway Audit Committee (the “Committee”), comprised of Messrs. Pol Sikar and Renzo Bernardi, pre-approved Plante & Moran, PLLC as the Company’s independent auditor for the year-ended December 31, 2007 and has adopted the following guidelines regarding the engagement of the Company’s independent auditor to perform services for the Company:

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

Date:   March 31, 2008

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

/s/ Julie Smolyansky
Julie Smolyansky
Chief Executive Officer, President, and Director
Date: March 31, 2008

/s/ Ludmila Smolyansky
Ludmila Smolyansky
Chairperson of the Board of Directors
Date: March 31, 2008

/s/ Pol Sikar
Pol Sikar
Director
Date: March 31, 2008

Juan Carlos Dalto
Director
Date: March 31, 2008

Renzo Bernardi
Director
Date: March 31, 2008

/s/ Julie Oberweis
Julie Oberweis
Director
Date: March 31, 2008

INDEX OF EXHIBITS

Exhibit No.	Description of Exhibit

14	Code of Ethics

21	List of Subsidiaries

23	Consent of Plante & Moran PLLC

31.1	Rule 13a-14(a)/15d-14(a) Certification of Julie Smolyansky.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Edward P. Smolyansky.

32.1	Section 1350 Certification of Julie Smolyansky.

32.2	Section 1350 Certification of Edward P. Smolyansky.

99	Press Release dated March 31, 2008 - “Lifeway Foods Reports Record 4th Quarter and Twelve Months Ended December 31, 2007 Results.”