Form 10QSB
period 2008-03-31
LIFEWAY FOODS INC
filed 2008-05-15
CIK 814586

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB
(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008

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
Yes ☐  No ☑

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of March 31, 2008, the issuer had 16,841,021 shares of common stock, no par value, outstanding.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☑

LIFEWAY FOODS, INC. AND SUBSIDIARIES
Consolidated Statements of Financial Condition
March 31, 2008 and 2007 (Unaudited) and December 31, 2007

	(Unaudited)
	March 31,		December 31,
	2008	2007	2007
ASSETS

Current assets
Cash and cash equivalents	$392,790	$1,013,345	$595,885
Marketable securities	6,790,850	8,560,756	6,989,474
Inventories	3,669,990	2,883,455	3,506,554
Accounts receivable, net of allowance for doubtful accounts
of $39,460 and $39,460 at March 31, 2008 and 2007 and
$39,460 at December 31, 2007	4,926,058	4,587,966	4,209,662
Prepaid expenses and other current assets	9,087	9,992	21,253
Other receivables	134,298	50,425	43,111
Deferred income taxes	467,695	-	311,960
Refundable income taxes	—	158,553	240,880
Total current assets	16,390,768	17,264,492	15,918,779

Property and equipment, net	9,854,945	8,554,799	9,678,948

Intangible assets
Goodwill	5,414,858	3,952,425	5,414,858
Other intangible assets, net of accumulated amortization
of $681,837 and $358,985 at March 31, 2008 and 2007 and
$601,976 at December 31, 2007	3,175,801	3,498,653	3,255,662
Total intangible assets	8,590,659	7,451,078	8,670,520

Other assets	500,000	—	500,000

Total assets	$35,336,372	$33,270,369	$34,268,247

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Current maturities of notes payable	$1,131,725	1,129,004	$1,136,126
Accounts payable	1,966,926	1,239,046	1,594,330
Accrued expenses	392,384	341,189	414,039
Accrued income taxes	203,529	---	---
Total current liabilities	3,694,564	2,709,239	3,144,495

Notes payable	3,813,825	5,201,873	4,096,797

Deferred income taxes	1,679,859	485,244	1,712,795

Stockholders’ equity
Common stock, no par value; 20,000,000 shares authorized;17,273,776 shares issued; 16,792,826 shares outstanding at March 31, 2008; 17,273,776 shares issued; 16,889,237 shares outstanding at March 31, 2007; and 17,273,776 shares issues; 16,897,726 shares outstanding at December 31, 2007	6,509,267	6,509,267	6,509,267
Paid-in-capital	1,137,709	1,080,911	1,120,669
Treasury stock, at cost	(2,437,517)	(1,411,195)	(2,078,165)
Retained earnings	21,360,037	18,454,103	20,471,432
Accumulated other comprehensive income (loss), net of taxes	(421,372)	240,927	(209,043)
Total stockholders’ equity	26,148,124	24,874,013	25,814,160

Total liabilities and stockholders’ equity	$35,336,372	$33,270,369	$34,768,247

See accompanying notes to financial statements.

LIFEWAY FOODS, INC. AND SUBSIDIARIES
Consolidated Statements of Income and Comprehensive Income
For the Three Months Ended March 31, 2008 and 2007 (Unaudited)
and the Year Ended December 31, 2007

	(Unaudited)
	Three Months Ended		Year Ended
	March 31,		December 31,
	2008	2007	2007

Sales	$11,122,238	$9,022,244	$38,729,156

Cost of goods sold	7,442,083	5,284,532	25,582,981
Depreciation expense	189,424	165,293	726,647

Total cost of goods sold	7,631,507	5,449,825	26,309,628

Gross profit	3,490,731	3,572,419	12,419,528

Selling Expenses	1,059,166	770,081	3,744,388
General and Administrative	985,046	920,573	3,914,825
Amortization expense	79,861	80,275	323,266

Total Operating Expenses	2,124,073	1,770,929	7,982,479

Income from operations	1,366,658	1,801,490	4,437,049

Other income (expense):
Interest and dividend income	103,133	65,799	350,286
Rental Income	11,647	8,600	48,305
Interest expense	(85,956)	(109,529)	(410,180)
Gain (loss) on sale of marketable
securities, net	51,029	14,745	539,739
Total other income (Expense)	79,853	(20,385)	528,150

Income before provision for
income taxes	1,446,511	1,781,105	4,965,199

Provision for income taxes	557,906	645,774	1,812,539

Net income	$888,605	$1,135,331	$3,152,660

Basic and diluted earnings per
common share	0.05	0.07	0.19

Weighted average number of
shares outstanding	16,814,740	16,895,351	16,855,611

COMPREHENSIVE INCOME

Net income	$888,605	$1,135,331	$3,152,660

Other comprehensive income (loss),
net of tax:
Unrealized gains (losses) on
marketable securities
(net of tax benefits)	(182,376)	95,783	(47,091)
Less reclassification adjustment
for (gains) losses
included in net income (net of taxes)	(29,954)	(8,626)	(315,721)

Comprehensive income	$676,275	$1,222,488	$2,789,848

See accompanying notes to financial statements.

LIFEWAY FOODS, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in STockholders’ Equity
For the Three Months Ended March 31, 2008 (Unaudited)
and the Year Ended December 31, 2007

	Common Stock, No Par Value 20,000,000 Shares		# of Shares					Accumulated Other
	Authorized		of					Comprehensive
	# of Shares	# of Shares	Treasury	Common	Paid In	Treasury	Retained	Income (Loss),
	Issued	Outstanding	Stock	Stock	Capital	Stock	Earnings	Net of Tax	Total

Balances at December 31, 2006	17,273,776	16,897,826	375,950	6,509,267	1,080,911	(1,334,313)	17,318,772	153,770	23,728,407

Redemption of stock	—	(75,000)	75,000	—	—	(752,603)	—	—	(752,603)

Issuance of treasury stock for compensation	—	4,900	(4,900)	—	39,758	8,751	—	—	48,509

Other comprehensive income (loss):
Unrealized losses on securities, net of taxes and reclassification adjustment	—	—	—	—	—	—	—	(362,813)	(362,813)

Net income for the year
ended December 31, 2007	—	—	—	—	—	—	3,152,660	—	3,152,660

Balances at December 31, 2007	17,273,776	16,827,726	446,050	6,509,267	1,120,669	(2,078,165)	20,471,432	(209,043)	25,814,160

Redemption of stock	—	(37,000)	37,000	—	—	(363,102)	—	—	(363,102)

Issuance of treasury stock for compensation	—	2,100	(2,100)	—	17,040	3,750	—	—	20,790

Other comprehensive income (loss):
Unrealized gains on securities, net of taxes and reclassification adjustment	—	—	—	—	—	—	—	(212,329)	(212,329)

Net income for the three months ended March 31, 2008	—	—	—	—	—	—	888,605	—	888,605

Balances at March 31, 2008	17,273,776	16,792,826	480,950	$6,509,267	$1,137,709	$(2,437,517)	$21,360,037	$(421,372)	$26,148,124

See accompanying notes to financial statements.

LIFEWAY FOODS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 2008 and 2007 (Unaudited)
and the Year Ended December 31, 2007

	March 31,		December 31,
	2008	2007	2007

Cash flows from operating activities:
Net income	$888,605	$1,135,331	$3,152,660
Adjustments to reconcile net income to net
cash flows from operating activities, net of acquisition:
Depreciation and amortization	269,285	245,568	1,049,913
(Gain)Loss on sale of marketable securities, net	(51,029)	(14,745)	(539,739)
Deferred income taxes	(39,280)	6,536	(223,717)
Treasury stock issued for compensation	20,790	---	48,509
Increase (decrease) in allowance for doubtful accounts	---	(40,540)	(40,540)
(Increase) decrease in operating assets:
Accounts receivable	(716,396)	(604,709)	(226,405)
Other receivables	(91,187)	20,625	27,939
Inventories	(163,436)	(361,259)	(984,358)
Refundable income taxes	240,880	109,218	26,891
Prepaid expenses and other current assets	12,166	1,991	(9,270)
Increase (decrease) in operating liabilities:
Accounts payable	372,596	(223,968)	131,316
Accrued expenses	(21,655)	(138,912)	(66,062)
Accrued income taxes	203,529	---
Net cash provided by operating activities	924,868	135,136	2,347,137

Cash flows from investing activities:
Investment in cost method securities	---	---	(500,000)
Purchases of marketable securities	(1,976,684)	(802,587)	(5,744,697)
Sale of marketable securities	1,864,617	896,419	7,168,246
Purchases of property and equipment	(365,421)	(139,376)	(1,824,879)
Net cash used in investing activities	(477,488)	(45,544)	(901,330)

Cash flows from financing activities:
Proceeds of note payable	---	---	300,000
Purchases of treasury stock, net	(363,102)	(76,882)	(752,603)
Repayment of notes payable	(287,373)	(547,177)	(1,945,131)
Net cash used in financing activities	(650,475)	(624,059)	(2,397,734)

Net decrease in cash and cash equivalents	(203,095)	(534,467)	(951,927)

Cash and cash equivalents at the beginning of the period	595,885	1,547,812	1,547,812

Cash and cash equivalents at the end of the period	$392,790	$1,013,345	$595,885

See accompanying notes to financial statements.

LIFEWAY FOODS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2008 and 2007
and December 31, 2007

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

Use of estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  Significant estimates made in preparing the consolidated financial statements include the allowance for doubtful accounts, the valuation of goodwill, intangible assets and deferred taxes.

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

LIFEWAY FOODS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2008 and 2007
and December 31, 2007

Note 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Bank balances of amounts reported by financial institutions are categorized as follows:

	March 31,		December 31,
	2008	2007	2007
Amounts insured	$280,180	$244,029	$576,563
Uninsured and uncollateralized amounts	762,102	1,045,160	523,295
Total bank balances	$1,042,282	$1,289,189	$1,099,858

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
March 31, 2008 and 2007
and December 31, 2007

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
March 31, 2008 and 2007
and December 31, 2007

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

Advertising costs
The Company expenses advertising costs as incurred.  During the year ended December 31, 2007 and for the three months ended March 31, 2008 and 2007, approximately $1,642,114, $403,623 and $322,636 of such costs respectively, were expensed.

Earning per common share
Earnings per common share were computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period.  For the three months ended March 31, 2008 and 2007 and the year ended December 31, 2007, diluted and basic earnings per share were the same, as the effect of dilutive securities options outstanding was not significant.

Reclassification
Certain 2007 amounts have been reclassified to conform to the 2008 presentation.

LIFEWAY FOODS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2008 and 2007
and December 31, 2007

Note 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – Continued

Recent accounting pronouncements adopted
In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 permits entities to elect to measure many financial instruments and certain other items at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for the Company beginning February 3, 2008. The adoption of SFAS No. 159 will not impact the financial condition or results of operations of the Company.

Note 3 – INTANGIBLE ASSETS

Intangible assets, and the related accumulated amortization, consist of the following:

	March 31, 2008		March 31, 2007		December 31, 2007
	Cost	Accumulated Amortization	Cost	Accumulated Amortization	Cost	Accumulated Amortization
Recipes	$43,600	$38,831	$43,600	$29,067	$43,600	$37,242
Customer lists and other customer related intangibles	305,200	151,873	305,200	110,453	305,200	141,518
Lease acquisition	87,200	45,676	87,200	33,219	87,200	42,562
Other	6,638	3,651	6,638	2,323	6,638	3,319
Customer relationship	985,000	136,806	985,000	54,723	985,000	116,285
Contractual backlog	12,000	12,000	12,000	12,000	12,000	12,000
Trade names	1,980,000	220,000	1,980,000	88,000	1,980,000	187,000
Formula	438,000	73,000	438,000	29,200	438,000	62,050
	$3,857,638	$681,837	$3,857,638	$358,985	$3,857,638	$601,976

Amortization expense is expected to be as follows for the 12 months ending March 31:

2009	$317,857
2010	307,275
2011	303,372
2012	294,735
2013	268,783
Thereafter	1,683,779
$3,175,801

Amortization expense during the three months March 31, 2008 and 2007 and for the year ended December 31, 2007 was $79,861, $80,275 and $323,266, respectively.

LIFEWAY FOODS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2008 and 2007
and December 31, 2007

Note 4 – MARKETABLE SECURITIES

The cost and fair value of marketable securities classified as available for sale are as follows:

MARCH 31, 2008	Cost	Unrealized Gains	Unrealized Losses		Fair Value

Equities	$3,074,223	$114,067	$	(481,142)	$2,707,148
Mutual Funds	927,055	3,744		(144,622)	786,177
Preferred Securities	1,655,421	7,680		(167,259)	1,495,842
Corporate Bonds	1,249,426	1,586		(55,070)	1,195,942
Municipal Bonds	4,586	330		—	4,916
Government agency Obligations	597,978	2,955		(108)	600,825
Total	$7,508,689	$130,362	$	(848,201)	$6,790,850

MARCH 31, 2007	Cost	Unrealized Gains	Unrealized Losses		Fair Value

Equities	$2,810,733	$507,649	$	(92,378)	$3,226,004
Mutual Funds	595,823	7,064		(9,323)	593,564
Preferred Securities	1,637,458	5,865		(15,833)	1,627,490
Private Investment LP	600,000	94,507		—	694,507
Certificates of Deposit	75,000	—		(2,392)	72,608
Corporate Bonds	2,137,085	2,906		(90,985)	2,049,006
Municipal Bonds	160,757	3,776		(417)	164,116
Government agency	134,776	—		(1,315)	133,461
Total	$8,151,632	$621,767	$	(212,643)	$8,560,756

DECEMBER 31, 2007	Cost	Unrealized Gains	Unrealized Losses		Fair Value

Equities	$3,037,507	$331,776	$	(309,014)	$3,060,269
Mutual Funds	946,357	4,978		(104,529)	846,806
Preferred Securities	1,776,750	40,020		(241,726)	1,575,044
Corporate Bonds	1,480,433	1,556		(79,433)	1,402,556
Municipal Bonds	4,586	253		—	4,839
Government agency Obligations	100,000	—		(40)	99,960
Total	$7,345,633	$378,583	$	(734,742)	$6,989,474

Proceeds from the sale of marketable securities were $7,168,246, $1,864,617 and $896,419 during the year ended December 31, 2007 and for the three months ended March 31, 2008 and 2007, respectively.

LIFEWAY FOODS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2008 and 2007
and December 31, 2007

Note 4 – MARKETABLE SECURITIES - Continued

Gross gains of $876,527, $217,112, and $23,822 and gross losses of $336,788, $166,083, and $9,686 were realized on these sales during the year ended December 31, 2007 and for the three months ended March 31, 2008 and 2007, respectively.

The following table shows the gross unrealized losses and fair value of Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2008:

	Less Than 12 Months			12 Months or Greater			Total
Description of Securities	Fair Value	Unrealized Losses		Fair Value	Unrealized Losses		Fair Value	Unrealized Losses

Equities	$1,844,460	$	(400,927)	$205,483	$	(80,215)	$2,049,943	$	(481,142)
Mutual Funds	566,022		(133,645)	118,911		(10,977)	684,933		(144,622)
Preferred Securities	518,106		(40,162)	870,085		(127,097)	1,388,191		(167,259)
Corporate Bonds	229,348		(4,349)	678,252		(50,721)	907,600		(55,070)
Government Agency Obligations	33,846		(108)	—		—	33,846		(108)
	$3,191,782	$	(579,191)	$1,872,731	$	(269,010)	$5,064,513	$	(848,201)

Equities, Mutual Funds and Corporate Bonds - The Company’s investments in equity securities, mutual funds and corporate bonds consist of investments in common stock and debt securities of companies in various industries.  The Company evaluated the near-term prospects of the issuer in relation to the severity and duration of the impairment. Based on that evaluation and the Company’s ability and intent to hold these investments for a reasonable period of time sufficient for a forecasted recovery of fair value, the Company does not consider any material investments to be other-than-temporarily impaired at March 31, 2008.

Preferred Securities - The Company’s investments in preferred securities consist of investments in preferred stock of companies in various industries.  The Company evaluated the near-term prospects of the security in relation to the severity and duration of the impairment. Based on that evaluation and the Company’s ability and intent to hold these investments for a reasonable period of time sufficient for a forecasted recovery of fair value, the Company does not consider any material investments to be other-than-temporarily impaired at March 31, 2008.

Municipal Bonds - The unrealized losses on the Company’s investments in mutual bonds were caused by interest rate increases since the date of purchase. Because the Company has the ability and intent to hold these investments until maturity, the Company does not consider these investments to be other-than-temporarily impaired at March 31, 2008.

LIFEWAY FOODS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2008 and 2007
and December 31, 2007

Note 5 – INVENTORIES

Inventories consist of the following:
	March 31,		December 31,
	2008	2007	2007
Finished goods	$1,201,472	$1,084,748	$1,296,985
Production supplies	1,357,834	1,134,987	1,383,384
Raw materials	1,110,684	663,720	826,185
Total inventories	$3,669,990	$2,883,455	$3,506,554

Note 6 – PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	March 31,		December 31
	2008	2007	2007
Land	$969,232	$969,232	$969,232
Buildings and improvements	6,772,762	6,713,743	6,743,647
Machinery and equipment	8,166,465	7,274,990	8,159,199
Vehicles	581,458	534,365	581,458
Office equipment	102,830	97,115	101,583
Construction in process	1,047,623		719,830
	17,640,370	$15,589,445	17,274,949
Less accumulated depreciation	7,785,425	7,034,646	7,596,001
Total property and equipment	$9,854,945	$8,554,799	$9,678,948

Depreciation expense during the years ended December 31, 2007 and for the three months ended March 31, 2008 and 2007 was $726,647, $189,424 and $165,293, respectively.

Note 7 – ACCRUED EXPENSES

Accrued expenses consist of the following:

	March 31,		December 31,
	2008	2007	2007
Accrued payroll and payroll taxes	$101,670	$93,727	$58,395
Accrued property tax	220,253	206,000	285,279
Other	70,461	41,458	70,365
	$392,384	$341,185	$414,039

LIFEWAY FOODS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2008 and 2007
and December 31, 2007

Note 8 – NOTES PAYABLE

Notes payable consist of the following:
	March 31,		December 31,
	2008	2007	2007
Mortgage note payable to a bank, payable in monthly installments of $3,273 including interest at 7%, with a balloon payment of $416,825 due September 25, 2011. Collateralized by real estate.	$444,499	$451,542	$446,450
Mortgage note payable to a bank, payable in monthly installments of $19,513 including interest at 5.6%, with a balloon payment of $2,652,143 due July 14, 2010. Collateralized by real estate.	2,816,481	2,888,051	2,834,970
Note payable to Amani Holding LLC, payable in quarterly installments of $262,500 plus interest at the floating prime rate per annum (7.25% at December 31, 2007) due September 1, 2010 secured by letter of credit	1,684,570	2,991,284	1,951,503
Total notes payable	4,945,550	6,330,877	5,232,923
Less current maturities	1,131,725	1,129,004	1,136,126
Total long-term portion	$3,813,825	$5,201,873	$4,096,797

Maturities of notes payables are as follows:

For the Year Ended March 31,
2009	$1,131,725
2010	708,435
2011	2,684,815
2012	420,575
Total	$4,945,550

Note 9 – PROVISION FOR INCOME TAXES

The provision for income taxes consists of the following:

			For the
	For the Three Months Ended		Year Ended
	March 31,		December 31,
	2008	2007	2007
Current:
Federal	$488,599	$537,138	$1,699,408
State and local	108,587	102,100	336,848
Total current	597,186	639,238	2,036,256
Deferred	(39,280)	6,536	(223,717)
Provision for income taxes	$557,906	$645,774	$1,812,539

LIFEWAY FOODS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2008 and 2007
and December 31, 2007

Note 9 – PROVISION FOR INCOME TAXES - Continued

A reconciliation of the provision for income taxes and the income tax computed at the statutory rate is as follows:

			For the
	For the Three Months Ended		Year Ended
	March 31,		December 31,
	2008	2007	2007
Federal income tax expense computed at the statutory rate	$491,814	$605,576	$1,688,168
State and local tax expense, net	69,433	85,493	238,330
Permanent differences	(3,341)	(45,295)	(113,959)
Provision for income taxes	$557,906	$645,774	$1,812,539

Amounts for deferred tax assets and liabilities are as follows:

	March 31,		December
	2008	2007	2007
Non-current deferred tax liabilities arising from: Temporary differences -
accumulated depreciation and amortization	$(1,679,859)	$(454,212)	$(1,712,795)
Current deferred tax assets (liabilities) arising from:
Unrealized losses (gains) on marketable securities	296,468	(169,511)	147,077
Inventory	154,930	122,183	148,586
Allowance for doubtful accounts	16,297	16,296	16,297
Total current deferred tax assets (liabilities)	467,695	(31,032)	311,960
Net deferred tax liability	$(1,212,164)	$(485,244)	$(1,400,835)

Note 10 – SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for interest and income taxes are as follows:
			For the
	For the Years Ended		Year Ended
	March 31,		December 31,
	2008	2007	2007
Interest	$85,956	$96,908	$430,098
Income taxes	$133,250	$551,386	$2,026,031

LIFEWAY FOODS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2008 and 2007
and December 31, 2007

Note 11 – STOCK AWARD AND STOCK OPTION PLANS

The Company has a registration statement filed with the Securities and Exchange Commission in connection with a Consulting Service Compensation Plan covering up to 600,000 of the Company’s common stock shares. Pursuant to such Plan, the Company may issue common stock or options to purchase common stock to certain consultants, service providers, and employees of the Company.  There were 468,000 shares available for issuance under the Plan at December 31, 2007 and March 31, 2008 and 2007.  The option price, number of shares, grant date, and vesting terms are determined at the discretion of the Company’s Board of Directors.

As of December 31, 2007 and at March 31, 2008 and 2007, there were no stock options outstanding or exercisable.

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

Note 12 – FAIR VALUE MEASUREMENTS

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”.  SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with U.S. GAAP, and expands disclosures about fair value measurements.  The Statement clarifies that the exchange price is the price in an orderly transaction between market participants to sell an asset or transfer a liability at the measurement date.  The statement emphasizes that fair value is a market-based measurement and not an entity-specific measurement.  The statement establishes a fair value hierarchy used in fair value measurements and expands the required disclosures of assets and liabilities measured at fair value.

Level 1 – Inputs use quoted prices in active markets for identical assets or liabilities that the Company has the ability to access.

Level 2 – Inputs use other inputs that are observable, either directly or indirectly.  These inputs include quoted prices for similar assets and liabilities in active markets, and other inputs such as interest rates and yield curves that are observable at commonly quoted intervals.

Level 3 – Inputs are unobservable inputs, including inputs that are available in situations where there is little, if any, market activity for the related asset or liability.

In instances where inputs used to measure fair value fall into different levels in the above fair value hierarchy, fair value measurements in their entirety are categorized based on the lowest level input that is significant to the valuation.  The Company’s assessment of the significance of particular inputs to these fair measurements requires judgment and considers factors specific to each asset or liability.

LIFEWAY FOODS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2008 and 2007
and December 31, 2007

Note 12 – FAIR VALUE MEASUREMENTS - Continued

Disclosures concerning assets and liabilities measured at fair value are as follows:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at March 31, 2008
Assets
Investment securities- available - for - sale	$6,790,850	$—	$—	$6,790,850

The Company’s fair value disclosures exclude certain nonfinancial assets and liabilities which are deferred under the provisions of FASB Staff Position 157-2. These include long-lived assets, goodwill, and intangible assets, which are recorded at fair value only upon impairment. The FASB’s deferral is intended to allow additional time to consider the effect of various implementation issues relating to these non-financial instruments, and defers disclosures under SFAS No. 157 until January 1, 2009.

Note 13 – RECENT ACCOUNTING PRONOUNCEMENTS

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Comparison of Quarter Ended March 31, 2008 to Quarter Ended March 31, 2007

The following analysis should be read in conjunction with the unaudited financial statements of the Company and related notes included elsewhere in this quarterly report and the audited financial statements and Management’s Discussion and Analysis contained in our Form 10-KSB, for the fiscal year ended December 31, 2007.

Results of Operations

Sales increased by $2,099,994, (approximately 23%) to $11,122,238 during the three month period ended March 31, 2008 from $9,022,244 during the same three month period in 2007. This increase is primarily attributable to increased sales and awareness of Lifeway’s flagship line, Kefir, as well as ProBugs™ Organic Kefir for kids.  Lifeway’s “Helios Organic” brand kefir, which was acquired in 2006, accounted for revenues of $1,207,237 during the first quarter 2008, compared with revenues of $1,138,882 during the first quarter 2007.  Lifeway’s “Pride of Main Street Milk” line, also acquired in 2006, accounted for revenues of $427,870 during the first quarter 2008, compared with revenues of $181,149 during the first quarter 2007.  This represents an increase of 236% for the Pride of Main Street Milk line in the first quarter 2008 when compared to the same period in 2007.

Cost of goods sold as a percentage of sales was approximately 69% during the first quarter 2008, compared to about 60% during the same period in 2007. The increase was primarily attributable to the increased cost of milk, our largest raw material, and the cost of transportation.  The cost of milk was approximately 30% higher in the first quarter 2008 when compared to the same quarter in 2008.  Despite these increases in cost of goods sold, gross profit declined 2%.  In April 2008 and May 2008, the cost of milk was approximately 10% lower when compared to the average cost in the first quarter 2008.

Operating expenses as a percentage of sales was approximately 19% during the first quarter 2008, compared to about 20% during the same period in 2007.   Despite incurring several one time expenses related to Sarbanes Oxley 404 compliance, we were able to lower our overall operating expenses as a percentage of sales in the first quarter 2008.  Total operating expenses increased by $353,144 (approximately 20%) to $2,124,073 during the three month period ended March 31, 2008 from $1,770,929 during the same three month period in 2007.  The increase is primarily attributable to increased selling and advertising expenses, which increased by $289,085 (approximately 38%) to $1,059,166 during the three month period ended March 31, 2008 from $770,081 during the same three month period in 2007

Total other income for the first quarter ended March 31, 2008 was $79,853, compared with other expenses of $20,385 during the same period in 2007.  This increase in other income is attributable to a $37,334 increase in interest and dividend income, as well as an increase in the gain on the sale of marketable securities of $36,284.

Provision for income taxes was $557,906, or a 39% tax rate during the first quarter 2008 compared with $645,774, or a 36% tax rate, during the same period in 2007. Income taxes are discussed in Note 9 of the Notes to Consolidated Financial Statements.

Total net income was $888,605 or $.05 per share for the first quarter ended March 31, 2008, compared with $1,135,331, or $.07 per share in the same period in 2007.

Sources and Uses of Cash

Net cash provided by operating activities was $924,868 during the three months ended March 31, 2008, which is an increase of $789,732 when compared to the same period in 2007.  This increase is primarily attributable to the increase in accounts payable of $596,564.

Net cash used in investing activities was $477,488 during the three months ended March 31, 2008, which is an increase of $431,944 when compared to the same period in 2007.  This increase is primarily due to the Company’s purchase of machinery and equipment related to its expansion in 2008, which was $365,421, compared with the Company’s purchase of machinery and equipment in 2007, which was $139,376.

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

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
The Company is currently a defendant in the following litigation:  United States of America v. Lifeway Foods, Inc., et al., 08cv02469 (the “Action”).  The Action was filed by the U.S. Department of Justice Office of Consumer Litigation on behalf of the U.S. Food and Drug Administration (“FDA”) on April 30, 2008, seeking a permanent injunction against the Company and its principles, for alleged violations of the Federal Food, Drug and Cosmetics Act (the “Act”) with regard to certain cream cheese, cream cheese spreads that were allegedly adulterated and/or misbranded within the meaning of the Act.  Prior to the filing of the Action, the Company and the FDA had engaged in negotiations to address the alleged violations and ultimately agreed to a Consent Decree that was submitted to the court on May 9, 2008.  The Consent Decree provides that the Company will cease the production of certain food products at two locations unless certain requirements are met, to ensure compliance with the Act.  The Consent Decree is being presented to the Court on May 15, 2008 for approval and entry.  On May 14, 2008, the First Amended Complaint for Permanent Injunction was filed and the Answer to the same was filed the same day. It is believed the entry of the Consent Decree will resolve this Action.

ITEM 6. EXHIBITS

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

Date:  May 15, 2008

LIFEWAY FOODS, INC.

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