Form 10-Q
period 2008-06-30
LIFEWAY FOODS INC
filed 2008-08-14
CIK 814586

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2008

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: 000-17363

______________________________________

LIFEWAY FOODS, INC.
(Exact Name of Registrant as Specified in its Charter)

______________________________________

Illinois	36-3442829
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

 6431 West Oakton, Morton Grove, IL 60053
(Address of Principal Executive Offices, Zip Code)

(847-967-1010)
(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes ☐   No ☐

As of August 1, 2008, the issuer had 16,732,101 shares of common stock, no par value, outstanding.

LIFEWAY FOODS, INC.
CONTENTS TO FORM 10-Q

 PART I – FINANCIAL INFORMATION

LIFEWAY FOODS, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2008 AND 2007

AND DECEMBER 31, 2007

LIFEWAY FOODS, INC. AND SUBSIDIARIES
Consolidated Statements of Financial Condition
June 30, 2008 and 2007 (Unaudited) and December 31, 2007

	(Unaudited)
	June 30		December 31,
	2008	2007	2007
ASSETS

Current assets
Cash and cash equivalents	$342,039	$1,014,433	$595,885
Marketable securities	6,472,027	8,424,517	6,989,474
Inventories	3,851,725	3,510,597	3,506,554
Accounts receivable, net of allowance for doubtful accounts of $35,011 and $39,460 at June 30, 2008 and 2007 and $39,460 at December 31, 2007	4,626,287	4,602,313	4,209,662
Prepaid expenses and other current assets	12,582	13,206	21,253
Other receivables	49,571	40,295	43,111
Deferred income taxes	602,227	73,168	311,960
Refundable income taxes	—	—	240,880
Total current assets	15,956,458	17,678,529	15,918,779

Property and equipment, net	10,769,676	8,819,215	9,678,948

Intangible assets
Goodwill	5,414,858	3,952,425	5,414,858
Other intangible assets, net of accumulated amortization of $761,699 and $439,982 at June 30, 2008 and 2007 and $601,976 at December 31, 2007	3,095,939	3,423,514	3,255,662
Total intangible assets	8,510,797	7,375,939	8,670,520

Other assets	500,000	—	500,000

Total assets	$35,736,931	$33,873,683	$34,268,247

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Current maturities of notes payable	$1,130,612	$1,130,316	$1,136,126
Accounts payable	1,873,644	1,527,164	1,594,330
Accrued expenses	548,706	386,749	414,039
Margin payable	407,479	—	—
Accrued income taxes	395,093	31,802	—
Total current liabilities	4,355,534	3,076,031	3,144,495

Notes payable	3,517,841	4,843,282	4,096,797

Deferred income taxes	1,647,550	466,673	1,712,795

Stockholders’ equity
Common stock, no par value; 20,000,000 shares authorized; 17,273,776 shares issued; 16,740,407 shares outstanding at June 30, 2008; 17,273,776 shares issued; 16,889,237 shares outstanding at June 30, 2007; and 17,273,776 shares issues; 16,897,726 shares outstanding at December 31, 2007	6,509,267	6,509,267	6,509,267
Paid-in-capital	1,149,068	1,086,591	1,120,669
Treasury stock, at cost	(3,110,637)	(2,085,666)	(2,078,165)
Retained earnings	22,271,730	19,850,129	20,471,432
Accumulated other comprehensive income (loss), net of taxes	(603,422)	127,376	(209,043)
Total stockholders’ equity	26,216,006	25,487,697	25,814,160

Total liabilities and stockholders’ equity	$35,736,931	$33,873,683	$34,768,247

See accompanying notes to financial statements

LIFEWAY FOODS, INC. AND SUBSIDIARIES
Consolidated Statements of Income and Comprehensive Income
For the Three and  Six Months Ended June 30, 2008 and 2007 (Unaudited)
and The Year Ended December 31, 2007

	(Unaudited)		(Unaudited)
	Three Months Ended		Six Months Ended		Year Ended
	June 30,		June 30,		December 31,
	2008	2007	2008	2007	2007

Sales	$11,523,393	$9,715,262	$22,645,631	$18,737,506	$38,729,156

Cost of goods sold	7,455,696	5,699,883	14,897,779	10,984,414	25,582,981
Depreciation expense	195,128	186,303	384,552	351,597	726,647

Total cost of goods sold	7,650,824	5,886,186	15,282,331	11,336,011	26,309,628

Gross profit	3,872,569	3,829,076	7,363,300	7,401,495	12,419,528

Selling Expenses	1,154,126	912,262	2,213,292	1,682,343	3,744,388
General and Administrative	1,092,420	1,074,530	2,077,466	1,995,103	3,914,825
Amortization expense	79,862	80,997	159,723	161,272	323,266

Total Operating Expenses	2,326,408	2,067,789	4,450,481	3,838,718	7,982,479

Income from operations	1,546,161	1,761,287	2,912,819	3,562,777	4,437,049

Other income (expense):
Interest and dividend income	62,862	98,365	165,995	164,164	350,286
Rental Income	11,647	9,581	23,294	18,181	48,305
Interest expense	(68,969)	(109,283)	(154,924)	(218,812)	(410,180)
Gain (loss) on sale of marketable securities, net	(87,174)	439,586	(36,145)	454,331	539,739
Total other income (Expense)	(81,634)	438,249	(1,780)	417,864	528,150

Income before provision for income taxes	1,464,527	2,199,536	2,911,039	3,980,641	4,965,199

Provision for income taxes	552,809	803,510	1,110,715	1,449,284	1,812,539

Net income	$911,718	$1,396,026	$1,800,324	$2,531,357	$3,152,660

Basic and diluted earnings per common share	0.05	0.08	0.11	0.15	0.19

Weighted average number of shares outstanding	16,765,094	16,875,905	16,789,727	16,885,586	16,855,611

COMPREHENSIVE INCOME

Net income	$911,718	$1,396,026	$1,800,324	$2,531,357	$3,152,660
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on marketable securities (net of tax benefits)	(233,221)	144,485	(415,596)	238,834	(47,091)
Less reclassification adjustment for (gains) losses included in net income (net of taxes)	51,171	(258,037)	21,217	(265,228)	(315,721)

Comprehensive income	$729,668	$1,282,475	$1,405,945	$2,504,963	$2,789,848

See accompanying notes to financial statements

LIFEWAY FOODS, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders’ Equity
For the Six Months Ended June 30, 2008 (Unaudited)
and the Year Ended December 31, 2007

	Common Stock,
	No Par Value		# of					Accumulated
	20,000,000 Shares		Shares					Other
	Authorized		of					Comprehensive
	# of Shares	# of Shares	Treasury	Common	Paid In	Treasury	Retained	Income (Loss),
	Issued	Outstanding	Stock	Stock	Capital	Stock	Earnings	Net of Tax	Total

Balances at December 31, 2006	17,273,776	16,897,826	375,950	6,509,267	1,080,911	(1,334,313)	17,318,772	153,770	23,728,407

Redemption of stock	—	(75,000)	75,000	—	—	(752,603)	—	—	(752,603)

Issuance of treasury stock for compensation	—	4,900	(4,900)	—	39,758	8,751	—	—	48,509

Other comprehensive income (loss):
Unrealized losses on securities, net of taxes and reclassification adjustment	—	—	—	—	—	—	—	(362,813)	(362,813)

Net income for the year ended December 31, 2007	—	—	—	—	—	—	3,152,660	—	3,152,660

Balances at December 31, 2007	17,273,776	16,827,726	446,050	6,509,267	1,120,669	(2,078,165)	20,471,432	(209,043)	25,814,160

Redemption of stock	—	(90,819)	90,819	—	—	(1,038,723)	—	—	(1,038,723)

Issuance of treasury stock for compensation	—	3,500	(3,500)	—	28,399	6,251	—	—	34,650

Other comprehensive income (loss):
Unrealized gains on securities, net of taxes and reclassification adjustment	—	—	—	—	—	—	—	(394,379)	(394,379)

Net income for the six months ended June 30, 2008	—	—	—	—	—	—	1,800,324	—	1,800,324

Balances at June 30, 2008	17,273,776	16,740,407	533,369	$6,509,267	$1,149,068	$(3,110,637)	$22,271,756	$(603,422)	$26,216,032

See accompanying notes to financial statements

LIFEWAY FOODS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2008 and 2007 (Unaudited)
and the Year Ended December 31, 2007

	(Unaudited)
	Six Months Ended
	June 30,		December 31,
	2008	2007	2007

Cash flows from operating activities:
Net income	$1,800,324	$2,531,357	$3,152,660
Adjustments to reconcile net income to net cash flows from operating activities, net of acquisition:
Depreciation and amortization	544,275	512,869	1,049,913
(Gain)Loss on sale of marketable securities, net	36,145	(454,331)	(539,739)
Deferred income taxes	(78,035)	(5,303)	(223,717)
Treasury stock issued for compensation	34,650	6,930	48,509
Increase (decrease) in allowance for doubtful accounts	(4,449)	(40,540)	(40,540)
(Increase) decrease in operating assets:
Accounts receivable	(412,176)	(619,056)	(226,405)
Other receivables	(6,460)	30,755	27,939
Inventories	(345,171)	(988,401)	(984,358)
Refundable income taxes	240,880	267,771	26,891
Prepaid expenses and other current assets	8,950	(1,224)	(9,270)
Increase (decrease) in operating liabilities:
Accounts payable	279,314	64,150	131,316
Accrued expenses	134,667	(93,352)	(66,062)
Accrued income taxes	395,093	31,802
Net cash provided by operating activities	2,628,007	1,243,427	2,347,137

Cash flows from investing activities:
Investment in cost method securities	—	—	(500,000)
Purchases of marketable securities	(3,490,650)	(3,274,563)	(5,744,697)
Sale of marketable securities	3,299,791	3,750,770	7,168,246
Increase in margin payable	407,479	—	—
Purchases of property and equipment	(1,475,280)	(590,096)	(1,824,879)
Purchases of organizational costs	—	(5,858)	—
Net cash used in investing activities	(1,258,660)	(119,747)	(901,330)

Cash flows from financing activities:
Proceeds of note payable	—	—	300,000
Purchases of treasury stock, net	(1,038,723)	(752,603)	(752,603)
Repayment of notes payable	(584,470)	(904,456)	(1,945,131)
Net cash used in financing activities	(1,623,193)	(1,657,059)	(2,397,734)

Net decrease in cash and cash equivalents	(253,846)	(533,379)	(951,927)

Cash and cash equivalents at the beginning of the period	595,885	1,547,812	1,547,812

Cash and cash equivalents at the end of the period	$342,039	$1,014,433	$595,885

See accompanying notes to financial statements

LIFEWAY FOODS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2008 and 2007
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

LIFEWAY FOODS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2008 and 2007
and December 31, 2007

Note 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Bank balances of amounts reported by financial institutions are categorized as follows:

	June 30,		December 31,
	2008	2007	2007
Amounts insured	$251,589	$240,374	$576,563
Uninsured and uncollateralized amounts	889,463	1,185,137	523,295
Total bank balances	$1,141,052	$1,425,511	$1,099,858

Marketable securities

All investment securities are classified either as available-for-sale and are carried at fair value or quoted market prices. Unrealized gains and on available-for-sale securities losses are reported as a separate component of stockholders’ equity. Amortization, accretion, interest and dividends, realized gains and losses, and declines in value judged to be other-than-temporary on available-for-sale securities are recorded in other income. Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities, Securities and Exchange Commission (SEC) Staff Accounting Bulletin (SAB) 59, Accounting for Noncurrent Marketable Equity Securities, and Emerging Issue Task Force Abstract 03-01 The Meaning of Other-than-temporary Impairment and its Application to Certain Investments, provide guidance on determining when an investment is other-than-temporarily impaired. This evaluation depends on the specific facts and circumstances. Factors that we consider in determining whether an other-than-temporary decline in value has occurred include: the market value of the security in relation to its cost basis; the financial condition of the investee; and the intent and ability to retain the investment for a sufficient period of time to allow for possible recovery in the market value of the investment.

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
June 30, 2008 and 2007
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
June 30, 2008 and 2007
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

Advertising costs
The Company expenses advertising costs as incurred.  During the year ended December 31, 2007 and for the six months ended June 30, 2008 and 2007, approximately $1,642,114, $893,710 and $764,805 of such costs respectively, were expensed.

Earning per common share
Earnings per common share were computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period.  For the six months ended June 30, 2008 and 2007 and the year ended December 31, 2007, diluted and basic earnings per share were the same, as the effect of dilutive securities options outstanding was not significant.

Reclassification
Certain 2007 amounts have been reclassified to conform to the 2008 presentation.

LIFEWAY FOODS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2008 and 2007
and December 31, 2007

Note 3 – INTANGIBLE ASSETS

Intangible assets, and the related accumulated amortization, consist of the following:

	June 30, 2008		June 30, 2007		December 31, 2007
	Cost	Accumulated Amortization	Cost	Accumulated Amortization	Cost	Accumulated Amortization
Recipes	$43,600	$40,420	$43,600	$31,792	$43,600	$37,242
Customer lists and other customer related intangibles	305,200	162,228	305,200	120,809	305,200	141,518
Lease acquisition	87,200	48,790	87,200	36,333	87,200	42,562
Other	6,638	3,984	12,496	2,655	6,638	3,319
Customer relationship	985,000	157,327	985,000	75,243	985,000	116,285
Contractual backlog	12,000	12,000	12,000	12,000	12,000	12,000
Trade names	1,980,000	253,000	1,980,000	121,000	1,980,000	187,000
Formula	438,000	83,950	438,000	40,150	438,000	62,050
	$3,857,638	$761,699	$3,863,496	$439,982	$3,857,638	$601,976

Amortization expense is expected to be as follows for the 12 months ending June 30:

2009	$316,267
2010	312,424
2011	296,812
2012	290,583
2013	290,583
Thereafter	1,589,270
$3,095,939

Amortization expense during the six months June 30, 2008 and 2007 and for the year ended December 31, 2007 was $159,723, $161,272 and $323,266, respectively.

LIFEWAY FOODS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2008 and 2007
and December 31, 2007

Note 4 – MARKETABLE SECURITIES

The cost and fair value of marketable securities classified as available for sale and trading are as follows:

June 30, 2008	Cost	Unrealized Gains	Unrealized Losses	Fair Value

Equities	$3,190,184	$58,147	$(569,316)	$2,679,015
Mutual Funds	827,737	4,371	(138,044)	694,064
Preferred Securities	1,657,944	4,395	(304,967)	1,357,372
Corporate Bonds	1,288,708	387	(73,012)	1,216,083
Municipal Bonds	4,586	352	—	4,938
Government agency Obligations	530,845	—	(10,290)	520,555
Total	$7,500,004	$67,652	$(1,095,629)	$6,472,027

June 30, 2007	Cost	Unrealized Gains	Unrealized Losses	Fair Value

Equities	$3,256,941	$353,339	$(64,034)	$3,546,246
Mutual Funds	669,255	1,369	(27,125)	643,499
Preferred Securities	1,571,498	55	(51,152)	1,520,401
Private Investment LP	600,000	126,598	—	726,598
Certificates of Deposit	75,000	—	(1,242)	73,758
Corporate Bonds	1,886,329	1,298	(121,258)	1,766,369
Municipal Bonds	24,591	127	(980)	23,738
Government agency	124,879	—	(971)	123,908
Total	$8,208,493	$482,786	$(266,762)	$8,424,517

December 31, 2007	Cost	Unrealized Gains	Unrealized Losses	Fair Value

Equities	$3,037,507	$331,776	$(309,014)	$3,060,269
Mutual Funds	946,357	4,978	(104,529)	846,806
Preferred Securities	1,776,750	40,020	(241,726)	1,575,044
Corporate Bonds	1,480,433	1,556	(79,433)	1,402,556
Municipal Bonds	4,586	253	—	4,839
Government agency Obligations	100,000	—	(40)	99,960
Total	$7,345,633	$378,583	$(734,742)	$6,989,474

Proceeds from the sale of marketable securities were $7,168,246, $3,299,791 and $3,750,770 during the year ended December 31, 2007 and for the six months ended June 30, 2008 and 2007, respectively.

LIFEWAY FOODS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2008 and 2007
and December 31, 2007

Note 4 – MARKETABLE SECURITIES - Continued

Gross gains of $876,527, $279,278, and $453,380 and gross losses of $336,788, $366,452, and $951 were realized on these sales during the year ended December 31, 2007 and for the six months ended June 30, 2008 and 2007, respectively.

The following table shows the gross unrealized losses and fair value of Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2008:

	Less Than 12 Months		12 Months or Greater		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Equities	$1,871,145	$(345,239)	$332,711	$(224,077)	$2,203,856	$(569,316)
Mutual Funds	320,706	(67,332)	274,291	(70,711)	594,997	(138,043)
Preferred Securities	389,072	(46,185)	875,900	(258,782)	1,264,972	(304,967)
Corporate Bonds	527,880	(15,806)	671,766	(57,207)	1,199,646	(73,013)
Government Agency Obligations	520,555	(10,290)	—	—	520,555	(10,290)
	$3,629,358	$(484,852)	$2,154,668	$(610,777)	$5,784,026	$(1,095,629)

Equities, Mutual Funds, Corporate Bonds and Government Agency Obligations - The Company’s investments in equity securities, mutual funds and corporate bonds consist of investments in common stock and debt securities of companies in various industries.  The Company evaluated the near-term prospects of the issuer in relation to the severity and duration of the impairment. Based on that evaluation and the Company’s ability and intent to hold these investments for a reasonable period of time sufficient for a forecasted recovery of fair value, the Company does not consider any material investments to be other-than-temporarily impaired at June 30, 2008.

Preferred Securities - The Company’s investments in preferred securities consist of investments in preferred stock of companies in various industries.  The Company evaluated the near-term prospects of the security in relation to the severity and duration of the impairment. Based on that evaluation and the Company’s ability and intent to hold these investments for a reasonable period of time sufficient for a forecasted recovery of fair value, the Company does not consider any material investments to be other-than-temporarily impaired at June 30, 2008.

LIFEWAY FOODS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2008 and 2007
and December 31, 2007

Note 5 – INVENTORIES

Inventories consist of the following:
	June 30,		December 31,
	2008	2007	2007
Finished goods	$1,276,812	$1,495,651	$1,296,985
Production supplies	1,476,944	1,265,816	1,383,384
Raw materials	1,097,969	749,130	826,185
Total inventories	$3,851,725	$3,510,597	$3,506,554

Note 6 – PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	June 30,		December 31
	2008	2007	2007
Land	$969,232	$969,232	$969,232
Buildings and improvements	7,054,840	6,726,538	6,743,647
Machinery and equipment	8,199,914	7,665,098	8,159,199
Vehicles	581,458	581,458	581,458
Office equipment	116,203	97,839	101,583
Construction in process	1,828,582	—	719,830
	18,750,229	16,040,165	17,274,949
Less accumulated depreciation	7,980,553	7,220,950	7,596,001
Total property and equipment	$10,769,676	$8,819,215	$9,678,948

Depreciation expense during the years ended December 31, 2007 and for the six months ended June 30, 2008 and 2007 was $726,647, $384,552 and $351,597, respectively.

Note 7 – ACCRUED EXPENSES

Accrued expenses consist of the following:

	June 30,		December 31,
	2008	2007	2007
Accrued payroll and payroll taxes	$243,876	$52,695	$58,395
Accrued property tax	293,712	273,359	285,279
Other	11,118	60,695	70,365
	$548,706	$386,749	$414,039

LIFEWAY FOODS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2008 and 2007
and December 31, 2007

Note 8 – NOTES PAYABLE

Notes payable consist of the following:
	June 30,		December 31,
	2008	2007	2007
Mortgage note payable to a bank, payable in monthly installments of $3,273 including interest at 7%, with a balloon payment of $416,825 due September 25, 2011. Collateralized by real estate.	$443,275	$449,870	$446,450
Mortgage note payable to a bank, payable in monthly installments of $19,513 including interest at 5.6%, with a balloon payment of $2,652,143 due July 14, 2010. Collateralized by real estate.	2,798,264	2,870,749	2,834,970
Note payable to Amani Holding LLC, payable in quarterly installments of $262,500 plus interest at the floating prime rate per annum (7.25% at December 31, 2007) due September 1, 2010 secured by letter of credit	1,406,914	2,652,979	1,951,503
Total notes payable	4,648,453	5,973,598	5,232,923
Less current maturities	1,130,612	1,130,316	1,136,126
Total long-term portion	$3,571,841	$4,843,282	$4,096,797

Maturities of notes payables are as follows:

For the Year Ended June 30,
2009	$1,130,612
2010	437,207
2011	2,661,919
2012	418,715
Total	$4,648,453

Note 9 – PROVISION FOR INCOME TAXES

The provision for income taxes consists of the following:

			For the
	For the Six Months Ended		Year Ended
	June 30,		December 31,
	2008	2007	2007
Current:
Federal	$969,123	$1,198,853	$1,699,408
State and local	219,627	255,734	336,848
Total current	1,188,750	1,454,587	2,036,256
Deferred	(78,035)	(5,303)	(223,717)
Provision for income taxes	$1,110,715	$1,449,284	$1,812,539

LIFEWAY FOODS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2008 and 2007
and December 31, 2007

Note 9 – PROVISION FOR INCOME TAXES - Continued

A reconciliation of the provision for income taxes and the income tax computed at the statutory rate is as follows:

			For the
	For the Six Months Ended		Year Ended
	June 30,		December 31,
	2008	2007	2007
Federal income tax expense computed at the statutory rate	$989,753	$1,353,416	$1,688,168
State and local tax expense, net	139,730	191,071	238,330
Permanent differences	(18,768)	(95,203)	(113,969)
Provision for income taxes	$1,110,715	$1,449,284	$1,812,529

Amounts for deferred tax assets and liabilities are as follows:

	June 30,		December
	2008	2007	2007
Non-current deferred tax liabilities arising from: Temporary differences -
accumulated depreciation and amortization	$(1,647,550)	$(466,673)	$(1,712,795)
Current deferred tax assets (liabilities) arising from:
Unrealized losses (gains) on marketable securities	424,555	(89,619)	147,077
Inventory	163,212	146,489	148,586
Allowance for doubtful accounts	14,460	16,298	16,297
Total current deferred tax assets (liabilities)	602,227	73,168	311,960
Net deferred tax liability	$(1,045,323)	$(393,505)	$(1,400,835)

Note 10 – SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for interest and income taxes are as follows:
			For the
	For the Years Ended		Year Ended
	June 30,		December 31,
	2008	2007	2007
Interest	$154,924	$110,903	$430,098
Income taxes	$552,777	$1,176,031	$2,026,031

LIFEWAY FOODS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2008 and 2007
and December 31, 2007

Note 11 – STOCK AWARD AND STOCK OPTION PLANS

The Company has a registration statement filed with the Securities and Exchange Commission in connection with a Consulting Service Compensation Plan covering up to 600,000 of the Company’s common stock shares. Pursuant to such Plan, the Company may issue common stock or options to purchase common stock to certain consultants, service providers, and employees of the Company.  There were 468,000 shares available for issuance under the Plan at December 31, 2007 and June 30, 2008 and 2007.  The option price, number of shares, grant date, and vesting terms are determined at the discretion of the Company’s Board of Directors.

As of December 31, 2007 and at June 30, 2008 and 2007, there were no stock options outstanding or exercisable.

On May 18, 2007, Lifeway’s Board of Directors approved awards of an aggregate amount of 8,400 shares to be awarded under its Employee and Consulting Services and Compensation Plan to certain key employees and consultants for services rendered to the Company.  The stock awards were made on June 1, 2007 and have a vesting period of one year. The expense for the awards is measured as of June 1, 2007 at $9.90 per share for 8,400 shares, or a total stock award expense of $83,160. This expense will be recognized as the stock awards vest in 12 equal portions of $6,930, or 700 shares per month for one year.

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

In instances where inputs used to measure fair value fall into different levels in the above fair value hierarchy, fair value measurements in their entirety are categorized based on the lowest level input that is significant to the valuation.  The Company’s assessment of the significance of particular inputs to these fair value measurements requires judgment and considers factors specific to each asset or liability.

LIFEWAY FOODS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2008 and 2007
and December 31, 2007

Note 12 – FAIR VALUE MEASUREMENTS - Continued

Disclosures concerning assets and liabilities measured at fair value are as follows:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at June 30, 2008
Assets
Investment securities- available - for - sale	$6,472,027	$—	$—	$6,472,027

Note 13 – RECENT ACCOUNTING PRONOUNCEMENTS

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Comparison of Quarter Ended June 30, 2008 to Quarter Ended June 30, 2007

The following analysis should be read in conjunction with the unaudited financial statements of the Company and related notes included elsewhere in this quarterly report and the audited financial statements and Management’s Discussion and Analysis contained in our Form 10-KSB, for the fiscal year ended December 31, 2007.

Results of Operations

Sales increased by $1,808,131, (approximately 19%) to $11,523,393 during the three-month period ended June 30, 2008 from $9,715,262 during the same three-month period in 2007. This increase is primarily attributable to increased sales and awareness of Lifeway’s flagship line, Kefir, as well as Lifeway’s kids Kefir drink, ProBugs®.

Cost of goods sold as a percentage of sales, excluding depreciation expense, for the Lifeway Foods line was approximately 65% during the second quarter 2008, compared to about 59% during the same period in 2007. The increase was primarily attributable to the increased cost of conventional milk, our largest raw material, as well as continuing increases in raw materials and productions supplies derived from oil such as plastics and corrugated boxes.

Operating expenses as a percentage of sales for Lifeway Foods were approximately 20% during the second quarter 2008, compared to about 21% during the same period in 2007.  Selling - related expenses increased by 27% in the second quarter 2008 when compared to the same period in 2007.  This increase is primarily attributable to our increased efforts to market and improve the awareness of our flagship line, Kefir, as well as Lifeway’s kids Kefir drink, ProBugs®.

Income from operations decreased by $215,126 (approximately 12%) to $1,546,161 during the three-month period ended June 30, 2008 from $1,761,287 during the same three-month period in 2007.  This decrease was primarily attributable to the increase cost of conventional milk, our largest raw material, as well as continuing increases in raw materials and productions supplies derived from oil such as plastics, and corrugated boxes.

Total other expenses for the second quarter 2008 were $81,634, compared with total other income of $438,249 during the same period in 2007.  This decrease is primarily attributable to a higher gain on the sale of marketable securities in 2007, when compared to the same period in 2008.  Marketable securities are discussed in Note 4 of the Notes to Consolidated Financial Statements.

Provision for income taxes was $552,809, or a 38% tax rate during the second quarter 2008 compared with $803,510 or a 36% tax rate during the same period in 2007. Income taxes are discussed in Note 9 of the Notes to Consolidated Financial Statements.

Total net income was $911,718 or $.05 per split adjusted share for the second quarter ended June 30, 2008, compared with $1,396,026, or $.08 per split adjusted share in the same period in 2007.

Comparison of Six-Month Period Ended June 30, 2008 to Six-Month Period Ended June 30, 2007

Results of Operations

Sales increased by $3,908,125, (approximately 21%) to $22,645,631 during the six-month period ended June 30, 2008 from $18,737,506 during the same six-month period in 2007. This increase is primarily attributable to increased sales and awareness of Lifeway’s flagship line, Kefir, as well as Lifeway’s kids Kefir drink, ProBugs®.

Cost of goods sold as a percentage of sales, excluding depreciation expense, were approximately 66% during the six-month period ended June 30, 2008, compared to about 59% during the same period in 2007.  The increase was primarily attributable to the increased cost of conventional milk, our largest raw material, as well as continuing increases in raw materials and productions supplies derived from oil such as plastics and corrugated boxes.

Operating expenses as a percentage of sales for Lifeway Foods were approximately 20% during the six-month period ended June 30, 2008, compared to about 21% during the same period in 2007.  Selling - related expenses increased by approximately 32% during the first six months of 2008 when compared to the same period in 2007.  This increase is primarily attributable to our increased efforts to market and improve the awareness of our flagship line, Kefir, as well as Lifeway’s kids Kefir drink, ProBugs®.

Total other expenses during the six-month period ending June 30, 2008 were $1,780, compared with total other income of $417,864 during the same period in 2007.  This decrease is primarily attributable to a higher gain on the sale of marketable securities in 2007, when compared to the same period in 2008.  Marketable securities are discussed in Note 4 of the Notes to Consolidated Financial Statements.

Provision for income taxes was $1,110,715 or a 38% tax rate during the six-month period ended June 30, 2008 compared with $1,449,284 or a 36% rate during the same period in 2007. Income taxes are discussed in Note 9 of the Notes to Consolidated Financial Statements.

Total net income was $1,800,324, or $.11 per split adjusted share for the six-month period ended June 30, 2008, compared with $2,531,357, or $.15 per split adjusted share in the same period in 2007.

Sources and Uses of Cash

Net cash provided by operating activities increased $1,384,580 to $2,628,007 during the six-month period ended June 30, 2008 from $1,243,427 during the same period in 2007.  This increase is primarily attributable to the $643,230 reduction in the decrease in inventories and the $206,880 reduction in the decrease in accounts receivables during the first six months of 2008, when compared to the same period in 2007.

Net cash used in investing activities was $1,258,660 during the six months ended June 30, 2008, which is an increase of $1,138,913 compared to $119,747 of net cash used in investing activities during the same period in 2007.  This increase is primarily attributable to the Company purchasing $1,475,280 in equipment in the first six months of 2008 when compared to the Company purchasing $590,096 in equipment during the same period in 2007.

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

Other Developments

On May 18, 2007, Lifeway’s Board of Directors approved awards of an aggregate amount of 8,400 shares to be awarded under its Employee and Consulting Services and Compensation Plan to certain key employees and consultants for services rendered to the Company.  The stock awards were made on June 1, 2007 and have a vesting period of one year. The expense for the awards is measured as of June 1, 2007 at $9.90 per share for 8,400 shares, or a total stock award expense of $83,160. This expense was recognized as the stock awards vested monthly in 12 equal portions of $6,930, based upon the vesting of 700 shares per month.

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

Forward Looking Statements

In this report, in reports subsequently filed by Lifeway with the SEC on Form 10-Q and filed or furnished on Form 8-K, and in related comments by management, our use of the words “believe,” “expect,” “anticipate,” “estimate,” “forecast,” “objective,” “plan,” “goal,” “project,” “explore,” “priorities/targets,” and similar expressions is intended to identify forward-looking statements. While these statements represent our current judgment on what the future may hold, and we believe these judgments are reasonable, actual results may differ materially due to numerous important factors that are described in this report and other factors that may be described in subsequent reports which Lifeway may file with the SEC on Form 10-Q and filed or furnished on Form 8-K, including but not limited to:

Changes in economic conditions, commodity prices;

Shortages of and price increase for fuel, labor strikes or work stoppages, or market acceptance of the Company’s new products;

Significant changes in the competitive environment; and

Changes in laws, regulations, or tax rates.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4T.   CONTROLS AND PROCEDURES

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

PART II — OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

None.

ITEM 1A.  RISK FACTORS

Not applicable.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	Not applicable.

(b)	Not applicable.

(c)	Purchases of Equity Securities

The following table represents the purchasing activity of made by the Company during the second quarter of fiscal 2008:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
Month #1 April 1, 2008 – April 30, 2008	21,745	$12.80	21,745	41,255
Month #2 May 1, 2008 – May 31, 2008	24,418	12.47	24,418	16,837
Month #3 June 1, 2008 – June 30, 2008	7,656	12.12	7,656	9,181
Total	53,819	$12.55	53,819	9,181

Notes to this table:  All purchases made pursuant to Company’s publicly-announced stock buyback authorized on December 12, 2007 for up to 100,000 shares of Company’s common stock.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our Annual Meeting of stockholders was held on June 20, 2008. Proxies for the meeting were solicited pursuant to Regulation 14A under the Exchange Act. There was no solicitation of proxies in opposition to management’s nominees as listed in the proxy statement and all of management’s nominees were elected to our Board of Directors. Details of the voting are provided below:

Proposal 1:

To elect six (6) members of the Company’s Board of Directors to serve until the 2009 Annual Meeting of Stockholders (or until successors are elected or directors resign or are removed).

Proposal 1		For	Withhold
Election of Directors
	Director

	Ludmila Smolyansky	16,104,479	520,882
		96.87%	3.13%
	Julie Smolyansky	16,106,079	519,282
		96.88%	3.12%
	Pol Sikar	16,597,264	28,097
		99.83%	0.17%
	Renzo Bernardi	16,597,544	27,817
		99.83%	0.17%
	Juan Carlos Dalto	16,594,044	31,317
		99.81%	0.19%
	Julie Oberweis	16,592,833	32,528
		99.80%	0.20%

Proposal 2:

Proposal 2	For	Against	Abstain
Auditor Ratification

Plante and Moran	13,121,360	37,391	3,466,610

Total Votes Represented by Proxy		16,625,361
Percentage of the Outstanding Votable Shares		99.19%
Outstanding Votable Shares		16,761,863

ITEM 5.    OTHER INFORMATION

On August 14, 2008, the Company announced its financial results for the fiscal quarter ended June 30, 2008 and certain other information. A copy of the Company’s press release announcing these financial results and certain other information is attached as Exhibit 99.1 hereto. The information contained in Exhibit 99.1 hereto is being furnished, and should not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities imposed by that Section. The information contained in Exhibit 99.1 shall not be incorporated by reference into any registration statement or other document or filing under the Securities Act of 1933, as amended, except as may be expressly set forth in a specific filing. The press release filed as an exhibit to this report includes “safe harbor” language pursuant to the Private Securities Litigation Reform Act of 1995, as amended, indicating that certain statements about the Company’s business and other matters contained in the press release are “forward-looking.” The press release also cautions investors that “forward-looking” statements may be different from actual operating results. Finally, the press release states that a more thorough discussion of risks and uncertainties which may affect the Company’s operating results is included in the Company’s reports on file with the Securities and Exchange Commission.

ITEM 6.    EXHIBITS

Exhibit
Number	Description of Document

3.4	Amended and Restated By-laws (incorporated by reference to Exhibit No. 3.5 of Lifeway’s Current Report on Form 8-K dated and filed on December 10, 2002). (File No. 000-17363)

3.5
Articles of Incorporation, as amended and currently in effect (incorporated by reference to Exhibit 3.5 of Lifeway’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2000 and filed on August 8, 2000). (File No. 000-17363)

31.1	Officer’s Certificate Pursuant to 15 U.S.C. 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Officer’s Certificate Pursuant to 15 U.S.C. 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Press Release dated August 14, 2008. "Lifeway Foods Reports Record 2nd Quarter and First Half 2008 Results."

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIFEWAY FOODS, INC.
(Registrant)

Date:	August 14, 2008	By:	/s/ Julie Smolyansky
Julie Smolyansky Chief Executive Officer, President and Director

Date:	August 14 , 2008	By:	/s/ Edward P. Smolyansky
Edward P. Smolyansky Chief Financial and Accounting Officer and Treasurer

EXHIBIT INDEX

Exhibit Number	Description of Document
31.1	Officer’s Certificate Pursuant to 15 U.S.C. 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Officer’s Certificate Pursuant to 15 U.S.C. 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Press Release dated August 14, 2008. "Lifeway Foods Reports Record 2nd Quarter and First Half 2008 Results."