Form 10-Q
period 2008-09-30
LIFEWAY FOODS INC
filed 2008-11-14
CIK 814586

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
______________________________________

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2008

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

As of September 30, 2008, the issuer had 16,730,226 shares of common stock, no par value, outstanding.

LIFEWAY FOODS, INC.
CONTENTS TO FORM 10-Q

LIFEWAY FOODS, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2008 and 2007

AND DECEMBER 31, 2007

LIFEWAY FOODS, INC. AND SUBSIDIARIES
Consoldiated Statements of Financial Condition
September 30, 2008 and 2007 (Unaudited) and December 31, 2007

	(Unaudited)
	September 30,		December 31,
	2008	2007	2007
ASSETS

Current assets
Cash and cash equivalents	$530,866	$1,624,566	$595,885
Marketable securities	5,668,940	6,557,841	6,989,474
Inventories	4,207,094	4,061,189	3,506,554
Accounts receivable, net of allowance for doubtful accounts of $35,011 and $39,460 at September 30, 2008 and 2007 and $39,460 at December 31, 2007	5,161,414	4,845,956	4,209,662
Prepaid expenses and other current assets	20,864	13,051	21,253
Other receivables	28,918	45,810	43,111
Deferred income taxes	909,479	225,803	311,960
Refundable income taxes		125,763	240,880
Total current assets	16,527,575	17,499,979	15,918,779

Property and equipment, net	10,989,500	9,176,479	9,678,948

Intangible assets
Goodwill	5,414,858	3,952,425	5,414,858
Other intangible assets, net of accumulated amortization of $841,561 and $520,979 at September 30, 2008 and 2007 and $601,976 at December 31, 2007	3,016,077	3,342,517	3,255,662
Total intangible assets	8,430,935	7,294,942	8,670,520

Other assets	500,000	500,000	500,000

Total assets	$36,448,010	$34,471,400	$34,768,247

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Current maturities of notes payable	$1,125,608	$1,434,903	$1,136,126
Accounts payable	2,361,318	1,865,041	1,594,330
Accrued expenses	532,662	441,068	414,039
Margin payable	428,951	—	—
Accrued income taxes	308,260	—	—
Total current liabilities	4,756,799	3,741,012	3,144,495

Notes payable	3,219,338	4,424,266	4,096,797

Deferred income taxes	1,615,421	510,000	1,712,795

Stockholders’ equity
Common stock, no par value; 20,000,000 shares authorized; 17,273,776 shares issued; 16,730,226 shares outstanding at September 30, 2008; 17,273,776 shares issued; 16,825,626 shares outstanding at September 30, 2007; and 17,273,776 shares issues; 16,897,726 shares outstanding at December 31, 2007	6,509,267	6,509,267	6,509,267
Paid-in-capital	1,175,539	1,103,630	1,120,669
Treasury stock, at cost	(3,207,213)	(2,081,915)	(2,078,165)
Retained earnings	23,126,672	20,318,323	20,471,432
Accumulated other comprehensive income (loss), net of taxes	(747,813)	(53,183)	(209,043)
Total stockholders’ equity	26,856,452	25,796,122	25,814,160

Total liabilities and stockholders’ equity	$36,448,010	$34,471,400	$34,768,247

See accompanying notes to financial statements

LIFEWAY FOODS, INC. AND SUBSIDIARIES
Consoldiated Statements of Income and Comprehensive Income
For the Three and Nine Months Ended September 30, 2008 and 2007 (Unaudited)
and the Year Ended December 31, 2007

	(Unaudited)		(Unaudited)
	Three Months Ended		Nine Months Ended		Year Ended
	September 30,		September 30,		December 31,
	2008	2007	2008	2007	2007

Sales	$11,240,282	$9,817,478	$33,885,912	$28,554,984	$38,729,156

Cost of goods sold	7,505,794	6,901,471	22,403,574	17,885,885	25,582,981
Depreciation expense	197,366	195,348	581,920	546,945	726,647

Total cost of goods sold	7,703,160	7,096,819	22,985,494	18,432,830	26,309,628

Gross profit	3,537,122	2,720,659	10,900,418	10,122,154	12,419,528

Selling Expenses	957,978	1,174,140	3,171,269	2,856,483	3,744,388
General and Administrative	1,032,043	916,893	3,109,506	2,879,582	3,914,825
Amortization expense	79,862	48,583	239,585	242,269	323,266

Total Operating Expenses	2,069,883	2,139,616	6,520,360	5,978,334	7,982,479

Income from operations	1,467,239	581,043	4,380,058	4,143,820	4,437,049

Other income (expense):
Interest and dividend income	95,042	84,918	261,037	249,082	350,286
Rental Income	13,647	9,731	36,940	27,912	48,305
Interest expense	(71,928)	(102,197)	(226,851)	(321,009)	(410,180)
Impairment of marketable securities	(270,908)	—	(270,908)
Gain (loss) on sale of marketable securities, net	(110,259)	209,207	(146,404)	663,538	539,739
Total other income (Expense)	(344,406)	201,659	(346,186)	619,523	528,150

Income before provision for
income taxes	1,122,833	782,702	4,033,872	4,763,343	4,965,199

Provision for income taxes	267,917	314,508	1,378,632	1,763,792	1,812,539

Net income	$854,916	$468,194	$2,655,240	$2,999,551	$3,152,660

Basic and diluted earnings per common share	0.05	0.03	0.16	0.18	0.19

Weighted average number of shares outstanding	16,730,526	16,824,911	16,772,280	16,865,390	16,855,611

COMPREHENSIVE INCOME

Net income	$854,916	$468,194	$2,655,240	$2,999,551	$3,152,660

Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on marketable securities (net of tax benefits)	(480,045)	(57,187)	(895,641)	181,647	(47,091)
Less reclassification adjustment for (gains) losses included in net income (net of taxes)	64,746	(123,372)	85,963	(388,600)	(315,721)

Comprehensive income	$439,617	$287,635	$1,845,562	$2,792,598	$2,789,848

See accompanying notes to financial statements

LIFEWAY FOODS, INC. AND SUBSIDIARIES
Consoldiated Statements of Changes in Stockholders’ Equity
For the Nine Months Ended September 30, 2008 (Unaudited)
and the Year Ended December 31, 2007

	Common Stock, No Par Value							Accumulated
	20,000,000 Shares		# of Shares					Other
	Authorized		of					Comprehensive
	# of Shares	# of Shares	Treasury	Common	Paid In	Treasury	Retained	Income (Loss),
	Issued	Outstanding	Stock	Stock	Capital	Stock	Earnings	Net of Tax	Total

Balances at December 31, 2006	17,273,776	16,897,826	375,950	6,509,267	1,080,911	(1,334,313)	17,318,772	153,770	23,728,407

Redemption of stock	—	(75,000)	75,000	—	—	(752,603)	—	—	(752,603)

Issuance of treasury stock for compensation	—	4,900	(4,900)	—	39,758	8,751	—	—	48,509

Other comprehensive income (loss): Unrealized losses on securities, net of taxes and reclassification adjustment	—	—	—	—	—	—	—	(362,813)	(362,813)

Net income for the year ended December 31, 2007	—	—	—	—	—	—	3,152,660	—	3,152,660

Balances at December 31, 2007	17,273,776	16,827,726	446,050	6,509,267	1,120,669	(2,078,165)	20,471,432	(209,043)	25,814,160

Redemption of stock	—	(100,000)	100,000	—	—	(1,139,987)	—	—	(1,139,987)

Issuance of treasury stock for compensation	—	2,500	(2,500)	—	54,870	10,939	—	—	65,809

Other comprehensive income (loss): Unrealized gains on securities, net of taxes and reclassification adjustment	—	—	—	—	—	—	—	(538,770)	(538,770)

Net income for the nine months ended September 30, 2008	—	—	—	—	—	—	2,655,240	—	2,655,240

Balances at September 30, 2008	17,273,776	16,730,226	543,550	$6,509,267	$1,175,539	$(3,207,213)	$23,126,672	$(747,813)	$26,856,452

See accompanying notes to financial statements

LIFEWAY FOODS, INC. AND SUBSIDIARIES
Consoldiated Statements of Cash Flows
For the Nine Months Ended September 30, 2008 and 2007 (Unaudited)
and the Year Ended December 31, 2007

	(Unaudited)
	Nine Months Ended
	September 30,		December 31,
	2008	2007	2007

Cash flows from operating activities:
Net income	$2,655,240	$2,999,551	$3,152,660
Adjustments to reconcile net income to net cash flows from operating activities, net of acquisition:
Depreciation and amortization	821,505	789,215	1,049,913
(Gain)Loss on sale of marketable securities, net	146,404	(663,538)	(539,739)
Impairment of marketable securities	270,908	—	—
Deferred income taxes	(125,221)	12,419	(223,717)
Treasury stock issued for compensation	65,809	27,720	48,509
Increase (decrease) in allowance for doubtful accounts	(4,449)	(40,540)	(40,540)
(Increase) decrease in operating assets:
Accounts receivable	(947,303)	(862,699)	(226,405)
Other receivables	14,193	25,240	27,939
Inventories	(700,540)	(1,538,993)	(984,358)
Refundable income taxes	240,880	142,008	26,891
Prepaid expenses and other current assets	665	(1,068)	(9,270)
Increase (decrease) in operating liabilities:
Accounts payable	766,988	402,027	131,316
Accrued expenses	118,650	(44,891)	(66,062)
Accrued income taxes	308,260	—	—
Net cash provided by operating activities	3,631,989	1,246,451	2,347,137

Cash flows from investing activities:
Investment in cost method securities	—	(500,000)	(500,000)
Purchases of marketable securities	(4,864,873)	(4,408,170)	(5,744,697)
Sale of marketable securities	4,659,350	6,652,670	7,168,246
Increase in margin payable	428,951	—	—
Purchases of property and equipment	(1,892,472)	(1,142,709)	(1,824,879)
Net cash used in investing activities	(1,669,044)	601,791	(901,330)

Cash flows from financing activities:
Proceeds of note payable	—	300,000	300,000
Purchases of treasury stock, net	(1,139,987)	(752,603)	(752,603)
Repayment of notes payable	(887,977)	(1,318,885)	(1,945,131)
Net cash used in financing activities	(2,027,964)	(1,771,488)	(2,397,734)

Net decrease in cash and cash equivalents	(65,019)	76,754	(951,927)

Cash and cash equivalents at the beginning of the period	595,885	1,547,812	1,547,812

Cash and cash equivalents at the end of the period	$530,866	$1,624,566	$595,885

See accompanying notes to financial statements

LIFEWAY FOODS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2008 and 2007
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

LIFEWAY FOODS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2008 and 2007
and December 31, 2007

Note 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Bank balances of amounts reported by financial institutions are categorized as follows:

	September 30,		December 31,
	2008	2007	2007
Amounts insured	$138,913	$251,315	$576,563
Uninsured and uncollateralized amounts	846,239	1,992,169	523,295
Total bank balances	$985,152	$2,243,484	$1,099,858

Marketable securities

All investment securities are classified either as available-for-sale or trading, and are carried at fair value or quoted market prices. Unrealized gains and on available-for-sale securities losses are reported as a separate component of stockholders’ equity. Amortization, accretion, interest and dividends, realized gains and losses, and declines in value judged to be other-than-temporary on available-for-sale securities are recorded in other income. Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities, Securities and Exchange Commission (SEC) Staff Accounting Bulletin (SAB) 59, Accounting for Noncurrent Marketable Equity Securities, and FASB Staff Position 115-1 and 124-1 The Meaning of Other-than-temporary Impairment and its Application to Certain Investments, provide guidance on determining when an investment is other-than-temporarily impaired. This evaluation depends on the specific facts and circumstances. Factors that we consider in determining whether an other-than-temporary decline in value has occurred include: the market value of the security in relation to its cost basis; the financial condition of the investee; and the intent and ability to retain the investment for a sufficient period of time to allow for possible recovery in the market value of the investment.

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
September 30, 2008 and 2007
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
September 30, 2008 and 2007
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

Advertising costs
The Company expenses advertising costs as incurred.  During the year ended December 31, 2007 and for the nine months ended September 30, 2008 and 2007, approximately $1,642,114, $1,241,442 and $1,356,850 of such costs respectively, were expensed.

Earning per common share
Earnings per common share were computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period.  For the nine months ended September 30, 2008 and 2007 and the year ended December 31, 2007, diluted and basic earnings per share were the same, as the effect of dilutive securities options outstanding was not significant.

Reclassification
Certain 2007 amounts have been reclassified to conform to the 2008 presentation.

LIFEWAY FOODS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2008 and 2007
and December 31, 2007

Note 3 – INTANGIBLE ASSETS

Intangible assets, and the related accumulated amortization, consist of the following:

	September 30, 2008		September 30, 2007		December 31, 2007
	Cost	Accumulated Amortization	Cost	Accumulated Amortization	Cost	Accumulated Amortization
Recipes	$43,600	$42,009	$43,600	$34,517	$43,600	$37,242
Customer lists and other customer related intangibles	305,200	172,583	305,200	131,163	305,200	141,518
Lease acquisition	87,200	51,904	87,200	39,448	87,200	42,562
Other	6,638	4,317	12,496	2,987	6,638	3,319
Customer relationship	985,000	177,848	985,000	95,764	985,000	116,285
Contractual backlog	12,000	12,000	12,000	12,000	12,000	12,000
Trade names	1,980,000	286,000	1,980,000	154,000	1,980,000	187,000
Formula	438,000	94,900	438,000	51,100	438,000	62,050
	$3,857,638	$841,561	$3,863,496	$520,979	$3,857,638	$601,976

Amortization expense is expected to be as follows for the 12 months ending September 30:

2009	$313,225
2010	312,756
2011	300,964
2012	285,133
2013	257,883
Thereafter	1,546,116
$3,016,077

Amortization expense during the nine months September 30, 2008 and 2007 and for the year ended December 31, 2007 was $239,585, $242,269 and $323,266, respectively.

LIFEWAY FOODS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2008 and 2007
and December 31, 2007

Note 4 – MARKETABLE SECURITIES

The cost and fair value of marketable securities classified as available for sale and trading are as follows:

September 30, 2008	Cost	Unrealized Gains	Unrealized Losses		Fair Value

Equities	$3,077,340	$55,002	$	(639,374)	$2,492,968
Mutual Funds	940,322	—		(287,919)	652,403
Preferred Securities	1,714,758	—		(509,150)	1,205,608
Corporate Bonds	917,990	—		(75,144)	842,846
Municipal Bonds	4,586	374		—	4,960
Government agency Obligations	478,507	—		(8,352)	470,155
Total	$7,133,503	$55,376	$	(1,519,939)	$5,668,940

September 30, 2007	Cost	Unrealized Gains	Unrealized Losses		Fair Value

Equities	$2,323,985	$318,165	$	(168,993)	$2,473,157
Mutual Funds	1,146,517	10,889		(67,705)	1,089,701
Preferred Securities	1,417,978	6,570		(84,438)	1,340,110
Certificates of Deposit	75,000	—		(395)	74,605
Corporate Bonds	1,580,768	971		(105,851)	1,475,888
Municipal Bonds	4,586	187		—	4,773
Government agency	100,000	—		(393)	99,607
Total	$6,648,834	$336,782	$	(427,775)	$6,557,841

December 31, 2007	Cost	Unrealized Gains	Unrealized Losses		Fair Value

Equities	$3,037,507	$331,776	$	(309,014)	$3,060,269
Mutual Funds	946,357	4,978		(104,529)	846,806
Preferred Securities	1,776,750	40,020		(241,726)	1,575,044
Corporate Bonds	1,480,433	1,556		(79,433)	1,402,556
Municipal Bonds	4,586	253		—	4,839
Government agency Obligations	100,000	—		(40)	99,960
Total	$7,345,633	$378,583	$	(734,742)	$6,989,474

Proceeds from the sale of marketable securities were $7,168,246, $4,659,350 and $6,652,670 during the year ended December 31, 2007 and for the nine months ended September 30, 2008 and 2007, respectively.

LIFEWAY FOODS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2008 and 2007
and December 31, 2007

Note 4 – MARKETABLE SECURITIES - Continued

Gross gains of $876,527, $376,751, and $665,067 and gross losses of $336,788, $523,155, and $1,529 were realized on these sales during the year ended December 31, 2007 and for the nine months ended September 30, 2008 and 2007, respectively.

The following table shows the gross unrealized losses and fair value of Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2008:

	Less Than 12 Months			12 Months or Greater			Total
Description of Securities	Fair Value	Unrealized Losses		Fair Value	Unrealized Losses		Fair Value	Unrealized Losses

Equities	$1,588,687	$	(496,916)	$309,164	$	(142,458)	$1,897,851	$	(639,374)
Mutual Funds	255,835		(28,923)	253,461		(258,996)	509,296		(287,919)
Preferred Securities	463,578		(60,188)	660,720		(448,962)	1,124,298		(509,150)
Corporate Bonds	474,208		(34,858)	351,468		(40,286)	825,676		(75,144)
Government Agency Obligations	470,155		(8,352)	—		—	470,155		(8,352)
	$3,252,463	$	(629,237)	$1,574,813		$(890,702)	$4,827,276	$	(1,519,939)

During the third quarter of 2008, we recorded other than temporary impairments related to investment in marketable securities in certain equity and corporate bonds of $270,908. The impairments recognized during the third quarter of 2008 related to securities that were in an unrealized loss position at the balance sheet date that have subsequently been sold and equity and corporate bonds that we consider other than temporarily impaired due to the recent performance of the issuers of those securities.

Equities, Mutual Funds, Corporate Bonds and Government Agency Obligations - The Company’s investments in equity securities, mutual funds and corporate bonds consist of investments in common stock and debt securities of companies in various industries.  The Company evaluated the near-term prospects of the issuer in relation to the severity and duration of the impairment. Based on that evaluation and the Company’s ability and intent to hold these investments for a reasonable period of time sufficient for a forecasted recovery of fair value, other than the impairment noted in the preceding paragraph, the Company does not consider any material investments to be other-than-temporarily impaired at September 30, 2008.

Preferred Securities - The Company’s investments in preferred securities consist of investments in preferred stock of companies in various industries.  The Company evaluated the near-term prospects of the security in relation to the severity and duration of the impairment. Based on that evaluation and the Company’s ability and intent to hold these investments for a reasonable period of time sufficient for a forecasted recovery of fair value, the Company does not consider any material investments to be other-than-temporarily impaired at September 30, 2008.

LIFEWAY FOODS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2008 and 2007
and December 31, 2007

Note 5 – INVENTORIES

Inventories consist of the following:

	September 30,		December 31,
	2008	2007	2007
Finished goods	$1,375,304	$1,835,452	$1,296,985
Production supplies	1,604,106	1,318,991	1,383,384
Raw materials	1,227,684	906,746	826,185
Total inventories	$4,207,094	$4,061,189	$3,506,554

Note 6 – PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	September 30,		December 31
	2008	2007	2007
Land	$969,232	$969,232	$969,232
Buildings and improvements	7,102,608	6,813,045	6,743,647
Machinery and equipment	8,227,558	8,127,460	8,159,199
Vehicles	610,558	581,458	581,458
Office equipment	137,120	101,583	101,583
Construction in process	2,120,346		719,830
	19,167,422	16,592,778	17,274,949
Less accumulated depreciation	8,177,922	7,416,299	7,596,001
Total property and equipment	$10,989,500	$9,176,479	$9,678,948

Depreciation expense during the years ended December 31, 2007 and for the nine months ended September 30, 2008 and 2007 was $726,647, $581,920 and $546,946, respectively.

Note 7 – ACCRUED EXPENSES

Accrued expenses consist of the following:

	September 30,		December 31,
	2008	2007	2007
Accrued payroll and payroll taxes	$111,631	$82,981	$58,395
Accrued property tax	363,699	340,717	285,279
Other	57,359	17,370	70,365
	$532,689	$441,068	$414,039

LIFEWAY FOODS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2008 and 2007
and December 31, 2007

Note 8 – NOTES PAYABLE

Notes payable consist of the following:

	September 30,		December 31,
	2008	2007	2007
Mortgage note payable to a bank, payable in monthly installments of $3,273 including interest at 7%, with a balloon payment of $416,825 due September 25, 2011. Collateralized by real estate.	$440,874	$448,269	$446,450
Mortgage note payable to a bank, payable in monthly installments of $19,513 including interest at 5.6%, with a balloon payment of $2,652,143 due July 14, 2010. Collateralized by real estate.	2,779,572	2,853,203	2,834,970
Note payable to Amani Holding LLC, payable in quarterly installments of $262,500 plus interest at the floating prime rate per annum (7.25% at December 31, 2007) due September 1, 2010 secured by letter of credit	1,124,500	2,257,697	1,951,503
Note payable to officer, payable on demand	—	300,000
Total notes payable	4,344,946	5,859,169	5,232,923
Less current maturities	1,125,608	1,434,903	1,136,126
Total long-term portion	$3,219,338	$4,424,266	$4,096,797

Maturities of notes payables are as follows:

For the Year Ended September 30,
2009	$1,125,608
2010	2,786,472
2011	432,866
Total	$4,344,946

Note 9 – PROVISION FOR INCOME TAXES

The provision for income taxes consists of the following:

			For the
	For the Nine Months Ended		Year Ended
	September 30,		December 31,
	2008	2007	2007
Current:
Federal	$1,267,998	$1,465,229	$1,699,408
State and local	235,855	286,145	336,848
Total current	1,503,853	1,751,374	2,036,256
Deferred	(125,221)	12,418	(223,717)
Provision for income taxes	$1,378,632	$1,763,792	$1,812,539

LIFEWAY FOODS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2008 and 2007
and December 31, 2007

Note 9 – PROVISION FOR INCOME TAXES - Continued

A reconciliation of the provision for income taxes and the income tax computed at the statutory rate is as follows:

			For the
	For the Nine Months Ended		Year Ended
	September 30,		December 31,
	2008	2007	2007
Federal income tax expense computed at the statutory rate	$1,463,625	$1,619,535	$1,688,168
State and local tax expense, net	206,629	228,640	238,330
Permanent differences	(291,622)	(84,383)	(113,959)
Provision for income taxes	$1,378,632	$1,763,792	$1,812,539

Amounts for deferred tax assets and liabilities are as follows:

	September 30,		December
	2008	2007	2007
Non-current deferred tax liabilities arising from: Temporary differences -
accumulated depreciation and amortization	$(1,615,421)	$(510,000)	$(1,712,795)
Current deferred tax assets (liabilities) arising from:
Unrealized losses (gains) on marketable securities	716,749	37,418	147,077
Inventory	178,271	172,088	148,586
Allowance for doubtful accounts	14,459	16,297	16,297
Total current deferred tax assets (liabilities)	909,479	225,803	311,960
Net deferred tax liability	$(705,942)	$(284,197)	$(1,400,835)

Note 10 – SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for interest and income taxes are as follows:

			For the
	For the Years Ended		Year Ended
	September 30,		December 31,
	2008	2007	2007
Interest	$222,166	$313,215	$430,098
Income taxes	$937,967	$1,626,031	$2,026,031

LIFEWAY FOODS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2008 and 2007
and December 31, 2007

Note 11 – STOCK AWARD AND STOCK OPTION PLANS

The Company has a registration statement filed with the Securities and Exchange Commission in connection with a Consulting Service Compensation Plan covering up to 600,000 of the Company’s common stock shares. Pursuant to such Plan, the Company may issue common stock or options to purchase common stock to certain consultants, service providers, and employees of the Company.  There were 468,000 shares available for issuance under the Plan at December 31, 2007 and September 30, 2008 and 2007.  The option price, number of shares, grant date, and vesting terms are determined at the discretion of the Company’s Board of Directors.

As of December 31, 2007 and at September 30, 2008 and 2007, there were no stock options outstanding or exercisable.

On June 13, 2008, Lifeway’s Board of Directors approved awards of an aggregate amount of 10,500 shares to be awarded under its Employee and Consulting Services and Compensation Plan to certain key employees and consultants for services rendered to the Company.  The stock awards were made on June 13, 2008 and have vesting periods of one year. The expense for the awards is measured as of July 1, 2008 at $11.87 per share for 10,500 shares, or a total stock award expense of $124,634. This expense will be recognized as the stock awards vest in 12 equal portions of $10,386, or 875 shares per month for one year.

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
September 30, 2008 and 2007
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

Disclosures concerning assets and liabilities measured at fair value are as follows:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at September 30, 2008
Assets
Investment securities- available - for - sale	$5,668,940			$5,668,940

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

LIFEWAY FOODS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2008 and 2007
and December 31, 2007

Note 13 – RECENT ACCOUNTING PRONOUNCEMENTS - Continued

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Comparison of Quarter Ended September 30, 2008 to Quarter Ended September 30, 2007

The following analysis should be read in conjunction with the unaudited financial statements of the Company and related notes included elsewhere in this quarterly report and the audited financial statements and Management’s Discussion and Analysis contained in our Form 10-KSB, for the fiscal year ended December 31, 2007, and in the Management’s Discussion and Analysis contained in our Form 10-QSB, for the fiscal quarters ended March 31, 2008, and June 30, 2008.

Results of Operations

Total sales increased by $1,422,804, (approximately 15%) to $11,240,282 during the three-month period ended September 30, 2008 from $9,817,478 during the same three-month period in 2007. This increase is primarily attributable to increased sales and awareness of Lifeway’s flagship line, Kefir, as well as Lifeway’s kids Kefir drink, ProBugs®.

Cost of goods sold as a percentage of sales, excluding depreciation expense, for the Lifeway Foods line was approximately 67% during the third quarter 2008, compared to approximately 70% during the same period in 2007. The decrease was primarily attributable to the decreased cost of conventional milk, our largest raw material.  As of September 30, 2008, oil related production supplies and fuel surcharges on product deliveries were at record highs, but have subsequently begun to decrease as the price of oil has decreased since the record highs in experienced in August 2008.

Gross profit increased by $816,463, (approximately 30%) to $3,537,122 during the three-month period ended September 30, 2008 from $2,720,659 during the same three-month period in 2007.

Total operating expenses as a percentage of sales for Lifeway Foods were approximately 18% during the third quarter 2008, compared to about 22% during the same period in 2007.  This decrease is primarily attributable to a decrease in selling related expenses and operating synergies gained by the consolidation of the 2006 Helios Nutrition acquisition into our overall operations, as well as our continuing efforts to maximize efficiency through capital investments.

Operating income increased by $886,196, (approximately 153%) to $1,467,239 during the three-month period ended September 30, 2008 from $581,043 during the same three-month period in 2007.

Total other expenses for the third quarter 2008 were $344,406, compared with total other income of $201,659 during the same period in 2007.  This decrease is primarily attributable to a higher gain on the sale of marketable securities in 2007, when compared to the same period in 2008.  Marketable securities are discussed in Note 4 of the Notes to Consolidated Financial Statements.

Pre-tax income increased by $340,131, (approximately 43%) to $1,122,833 during the three-month period ended September 30, 2008 from $782,702 during the same three-month period in 2007.

Provision for income taxes was $267,917, or a 20% tax rate during the third quarter 2008 compared with $314,508 or a 40% tax rate during the same period in 2007. Income taxes are discussed in Note 9 of the Notes to Consolidated Financial Statements.

Total net income for the group was $854,916 or $.05 per weighted average share for the third quarter ended September 30, 2008, compared with $468,194 or $.03 per weighted average share in the same period in 2007.  This represents an 83% year over year increase.

Comparison of Nine-Month Period Ended September 30, 2008 to Nine Month Period Ended September 30, 2007

Results of Operations

Total sales increased by $5,330,928, (approximately 19%) to $33,885,912 during the nine-month period ended September 30, 2008 from $28,554,984 during the same nine-month period in 2007. This increase is primarily attributable to increased sales and awareness of Lifeway’s flagship line, Kefir, as well as Lifeway’s kids Kefir drink, ProBugs®.

Cost of goods sold as a percentage of sales, excluding depreciation expense, for the Lifeway Foods line was approximately 66% during the nine month period ended September 30, 2008, compared to about 63% during the same period in 2007. The increase was primarily attributable to the higher cost, on average of conventional milk, our largest raw material during the first six months of 2008 when compared to the same period in 2007.  Additionally, the cost of freight to deliver products, utilities, and all oil related production supplies and raw materials were significantly higher during the first nine months of 2008 when compared to the same period in 2007.

Total operating expenses as a percentage of sales for Lifeway Foods were approximately 19% during the nine-month period ending September 30, 2008, compared to about 21% during the same period in 2007.  This decrease is primarily attributable to a decrease in selling related expenses and operating synergies gained by the consolidation of the 2006 Helios Nutrition acquisition into our overall operations, as well as our continuing efforts to maximize efficiency through capital investments.

Total other expenses during the nine-month period ending September 30, 2008 were $346,186, compared with total other income of $619,523 during the same period in 2007.  This decrease is primarily attributable to a higher gain on the sale of marketable securities in 2007, when compared to the same period in 2008.  Marketable securities are discussed in Note 4 of the Notes to Consolidated Financial Statements.

Total net income for the group was $2,655,240, or $.16 per split adjusted share for the nine-months ended September 30, 2008, compared with $2,999,551 or $.18 per split adjusted share in the same period in 2007.

Sources and Uses of Cash

Net cash provided by operating activities increased $2,385,538 to $3,631,989 during the nine-month period ended September 30, 2008 from $1,246,451 during the same period in 2007.  This increase is primarily attributable to the increase in net income as well as a decrease in inventories during the first nine months of 2008.

Net cash provided used in investing activities was $1,669,044 during the nine months ended September 30, 2008, which is an increase of $2,270,835 compared to $601,791 of net cash provided by investing activities during the same period in 2007.  This increase is primarily due to the Company’s purchase of $1,892,472 of equipment during the nine-month period ended September 30, 2008 compared to equipment purchases of $1,142,709 during the same period in 2007.

Significant portions of our assets are held in marketable securities. All of our marketable securities are classified as available-for-sale on our balance sheet. All of these securities are stated thereon at market value as of the end of the applicable period. Gains and losses on the portfolio are determined by the specific identification method.

Other Developments

On June 13, 2008, Lifeway’s Board of Directors approved awards of an aggregate amount of 10,500 shares to be awarded under its Employee and Consulting Services and Compensation Plan to certain key employees and consultants for services rendered to the Company.  The stock awards were made on June 13, 2008 and have vesting periods of one year. The expense for the awards is measured as of July 1, 2007 at $11.87 per share for 10,500 shares, or a total stock award expense of $124,634. This expense will be recognized as the stock awards vest in 12 equal portions of $10,386, or 875 shares per month for one year.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4T.   CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of September 30, 2008, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of September 30, 2008 in ensuring that information required to be disclosed by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified under the Exchange Act rules and forms due to the material weaknesses as disclosed in our Form 10-KSB filed on March 31, 2008. As a result, we performed additional analysis and other post-closing procedures to ensure our consolidated financial statements were prepared in accordance with generally accepted accounting principles.  Accordingly, management believes the consolidated financial statements included in this Form 10-Q fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented.

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

None.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.    OTHER INFORMATION

On November 14, 2008, the Company announced its financial results for the fiscal quarter ended September 30, 2008 and certain other information. A copy of the Company’s press release announcing these financial results and certain other information is attached as Exhibit 99.1 hereto. The information contained in Exhibit 99.1 hereto is being furnished, and should not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities imposed by that Section. The information contained in Exhibit 99.1 shall not be incorporated by reference into any registration statement or other document or filing under the Securities Act of 1933, as amended, except as may be expressly set forth in a specific filing. The press release filed as an exhibit to this report includes “safe harbor” language pursuant to the Private Securities Litigation Reform Act of 1995, as amended, indicating that certain statements about the Company’s business and other matters contained in the press release are “forward-looking.” The press release also cautions investors that “forward-looking” statements may be different from actual operating results. Finally, the press release states that a more thorough discussion of risks and uncertainties which may affect the Company’s operating results is included in the Company’s reports on file with the Securities and Exchange Commission.

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

31.1	Officer’s Certificate Pursuant to 15 U.S.C. 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Officer’s Certificate Pursuant to 15 U.S.C. 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Press Release dated November 14, 2008. “Lifeway Foods Reports Record 3rd Quarter 2008 Results.”

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIFEWAY FOODS, INC.
(Registrant)

Date:	November 14, 2008	By:	/s/ Julie Smolyansky
Julie Smolyansky Chief Executive Officer, President and Director

Date:	November 14 , 2008	By:	/s/ Edward P. Smolyansky
Edward P. Smolyansky Chief Financial and Accounting Officer and Treasurer

EXHIBIT INDEX

Exhibit Number	Description of Document

31.1	Officer’s Certificate Pursuant to 15 U.S.C. 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Officer’s Certificate Pursuant to 15 U.S.C. 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Press Release dated November 14, 2008. “Lifeway Foods Reports Record 3rd Quarter 2008 Results.”