Form 10-K
period 2008-12-31
LIFEWAY FOODS INC
filed 2009-03-31
CIK 814586

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: __________ to __________
Commission file number: 0-17363

LIFEWAY FOODS, INC.
(Name of  registrant as specified in its charter)

Illinois	36-3442829
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

6431 West Oakton, Morton Grove, Illinois 60053
(Address of principal executive offices) (Zip Code)

Registrant’s telephone number:
(847) 967-1010

Securities registered under Section 12(b) of the Exchange Act:
Common Stock, No Par Value

Securities registered under Section 12(g) of the Exchange Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☐   No  ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes  ☐   No  ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐   No ☑

The issuer’s revenues for its most recent fiscal year were: $44,461,455.

The aggregate market value of the voting and non-voting common equity held by non-affiliates (approximately 4,822,576 shares) computed by reference to the price at which the stock was sold as of March 2, 2009 ($7.65 per share as quoted on the National Market System of the Nasdaq Stock Market) was: $36,892,706.

The number of shares outstanding of each of the issuer’s classes of common equity, as of March 2, 2009 is 16,722,592 shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE:

No portions of the Notice of Annual Meeting and Proxy Statement, to be filed no later than April 30, 2009, for the Registrant’s 2009 Annual Meeting of Shareholders, scheduled to be held June 19, 2009, are incorporated by reference in Part III.

LIFEWAY FOODS, INC.

Table of Contents

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

ITEM 1.   BUSINESS.

BUSINESS DEVELOPMENT

Lifeway Foods, Inc., an Illinois corporation, commenced operations in February 1986, and was incorporated under the laws of the State of Illinois on May 19, 1986. The Company’s principal business activity is the manufacturing of probiotic, cultured, functional dairy and non-dairy health food products. Lifeway’s primary products are kefir, a drinkable dairy beverage similar to but distinct from yogurt, in several flavors sold under the name “Lifeway Kefir” and “Helios Nutrition Organic Kefir”; a line of various drinkable yogurts sold under the “La Fruta”, “Tuscan” and “Lassi” brands; and “BasicsPlus,” a dairy based immune-supporting dietary supplement beverage. The Company also produces several soy-based kefir beverages under the “SoyTreat” trademark. In addition to the drinkable products, Lifeway manufactures “Lifeway Farmer Cheese,” a line of various farmer cheeses, a line of gourmet cream cheeses, and “Sweet Kiss,” a fruit sugar-flavored spreadable cheese similar in consistency to cream cheese. The Company also manufactures and markets a vegetable-based seasoning under the “Golden Zesta” brand. In the Chicago metropolitan area, Lifeway distributes its products on its own trucks and via one distributor. The Company directly distributes its products in the Philadelphia metropolitan area using its own trucks. Lifeway manufactures all of its products at Company-owned facilities and distributes its products primarily throughout the United States.

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

On February 6, 2009, the Company acquired all of the issued and outstanding stock (the “Shares”) of Fresh Made, Inc., a Pennsylvania corporation (“Fresh”) for a combination of $8,050,000 (less certain offsets) in cash, and a promissory note in the principal amount of $2,735,000.00, due on February 6, 2011, 128,948 shares of common stock of Lifeway valued at a total of $980,000.00, and cancellation of a $265,000.00 loan.  In connection with such acquisition, Lifeway also acquired 1.1355 acres of land in Philadelphia, PA (the “Property”).  The consideration for the Property was $2,000,000.00.

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

IT’S PUDDING.  “It’s Pudding!” is the only organic pudding produced in the following flavors: rice, chocolate, vanilla, banana and tapioca.

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

DISTRIBUTION

With its twelve company-owned trucks, Lifeway distributes its products directly and extensively in the State of Illinois, primarily in the Chicago metropolitan area. Lifeway also directly distributes its products in the Philadelphia and Tri State metropolitan area.

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

In connection with the certain Stockholders’ Agreement, as amended, between Lifeway, Danone Foods, Inc. and other parties, as well as certain other transactions between these two foregoing companies described elsewhere in this report, the parties agreed that they would not compete with each other during the term of the Stockholders’ Agreement, as extended, with respect to certain yogurt, cheese and kefir products. Specifically, Lifeway agreed not to produce or sell in the United States or Western Europe any type of yogurt, fromage frais, Italian style cheese, chilled desserts or any soy-based products, other than those that are kefir-based or those that were already being produced and sold by Lifeway as of December 24, 1999, and Danone agreed not to produce or sell any type of kefir-based products in the United States. On January 15, 2009, the term of the Stockholders’ Agreement was extended to December 31, 2009.

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

MAJOR CUSTOMERS

Lifeway distributes its products to numerous accounts throughout the United States. Concentrations of credit with regard to trade accounts receivable and sales are limited due to the fact that Lifeway’s customers are spread across different geographic areas. The customers are concentrated in the retail food industry, for example, Trader’s Joe’s. In 2008, Lifeway’s largest customer represented approximately 9% of sales and reflected sales in various regions of the United States outside the Chicago, Illinois metropolitan area.

TRANSACTIONS WITH GROUPE DANONE SA

All share amounts and prices in this subsection are historical and have not been adjusted for the stock split which occurred in the first quarter of 2004 or in the second quarter of 2006. On October 1, 1999, Lifeway and certain members of the Smolyansky family sold shares of restricted common stock to Danone at $10.00 per share. Later in 1999, Danone purchased additional shares of common stock from certain individuals, including shares purchased in transactions with certain Company affiliates, including Lifeway’s founder Michael Smolyansky, Val Nikolenko, Vice President of Production and Pol Sikar, a director, and his affiliates. As a result of these transactions, Danone became the beneficial owner of 20% of the outstanding common stock of Lifeway. Pursuant to the terms and conditions of the transaction, Lifeway granted certain limited rights to Danone, which include a right to nominate one director, anti-dilutive rights relating to future offerings and limited registration rights. In addition, as described above, Lifeway and Danone are parties to a Stockholders’ Agreement dated October 1, 1999, pursuant to which the parties agreed that they would not compete with each other through December 31, 2009 with respect to certain yogurt, cheese and kefir products. The Stockholders’ Agreement also provides that Danone may not own more than 20% of the outstanding common stock of Lifeway as a result of direct or indirect acquisition of shares. Danone’s interest as of December 31, 2008 was approximately 20.7% due to reductions in Lifeway’s shares outstanding, primarily due to share repurchases by Lifeway. On January 15, 2009, the term of the Stockholders’ Agreement was extended to December 31, 2009. The ability of Danone to sell such a large stake in Lifeway could have a negative effect on the Company’s stock price.

PATENTS, TRADEMARKS, LICENSES, ROYALTY AGREEMENTS

All trademark registrations have been granted by the United States Patent and Trademark Office (“USPTO”), unless otherwise noted below. Each trademark registration may be renewed upon expiration. Lifeway intends to make all timely filings as required for all trademarks listed.

Mark	Use	Date of Registration	Expiration of Registration	Comments
Lifeway	Cheese and kefir	December 12, 1989	December 12, 2009	Registration was timely renewed on December 12, 1999. Registration is renewable for ten year periods or during the six-month grace period following the registration expiration date.
Sweet Kiss	Cheese, cottage cheese and other milk products, excluding ice cream, ice milk and frozen yogurt	February 10, 1998	February 10, 2018	Registration was timely renewed on May 23, 2008. Registration is renewable for ten year periods or during the six-month grace period following the registration expiration date.
Kwashenka	Kefir, yogurt, cheeses, cottage cheeses and other milk products, excluding ice cream, ice milk and frozen yogurt	February 10, 1998	February 10, 2018
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

Mark	Use	Date of Registration	Expiration of Registration	Comments
KPECTBRHCKNN (A stylized presentation of “Krestyanskiy” in Cyrillic characters-means “Peasant”)	Cheeses, cottage cheeses and other milk products excluding ice cream, ice milk and frozen yogurt	September 8, 1998	September 8, 2018	Registration was timely renewed on August 23, 2008. Registration is renewable for ten year periods or during the six-month grace period following the registration expiration date.
BA3APHBIII (A stylized presentation of “Bazarny” in Cyrillic characters)	Pressed unripened cheese	July 25, 2000	July 25, 2010
An Affidavit of Continued Use was timely filed between the 5th and 6th anniversaries of the registration date.  Registration is renewable between the 9th and 10th anniversaries of the registration date or the six-month grace period following the registration expiration date.

BA3APHBIII (A stylized presentation of “Bazarny” in Cyrillic characters)	Cultured milk products, excluding ice cream, ice milk and frozen yogurt; cheeses and cottage cheese.			Application filed on July 31, 2008, based on actual use.
BAZARNY	Cultured milk products, excluding ice cream, ice milk and frozen yogurt; cheeses and cottage cheese.			Application filed on July 31, 2008, based on actual use.
SoyTreat	Soy-based food beverage intended for use as cultured milk substitute	November 11, 2008	November 11, 2014
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
Application filed April 8, 2008, on an intent-to-use basis.  A Notice of Allowance was issued on November 18, 2008. A Statement of Use is due on May 18, 2009, or within the 3 year extension period following the Notice of Allowance date. After acceptance of the Statement of Use, registration will precede in due course.

SUBLIME SLIME LIME	Dairy-based beverages; dairy-based food beverages; kefir; soy- based food beverage used as milk substitute	July 10, 2007	July 10, 2013
Registration is renewable at the time of expiration provided mandatory documents are filed with the USPTO between the 5th and 6th anniversaries of the registration date or the six-month grace period following the sixth anniversary date.

PROBUGS	Dairy-based beverages; dairy-based food beverages; kefir; soy- based food beverage used as milk substitute	July 10, 2007	July 10, 2013
Registration is renewable at the time of expiration provided mandatory documents are filed with the USPTO between the 5th and 6th anniversaries of the registration date or the six-month grace period following the sixth anniversary date.

ORANGE CREAMY CRAWLER	Dairy-based beverages; dairy-based food beverages; kefir; soy- based food beverage used as milk substitute	July 10, 2007	July 10, 2013
Registration is renewable at the time of expiration provided mandatory documents are filed with the USPTO between the 5th and 6th anniversaries of the registration date or the six-month grace period following the sixth anniversary date.

(DESIGN)	Dairy-based beverages; dairy-based food beverages; kefir; soy- based food beverage used as milk substitute	July 17, 2007	July 17, 2013
Registration is renewable at the time of expiration provided mandatory documents are filed with the USPTO between the 5th and 6th anniversaries of the registration date or the six-month grace period following the sixth anniversary date.

(DESIGN)	Dairy-based beverages; dairy-based food beverages; kefir; soy- based food beverage used as milk substitute	July 10, 2007	July 10, 2013
Registration is renewable at the time of expiration provided mandatory documents are filed with the USPTO between the 5th and 6th anniversaries of the registration date or the six-month grace period following the sixth anniversary date.

Mark	Use	Date of Registration	Expiration of Registration	Comments
(DESIGN) Penelope	Dairy-based beverages; dairy-based food beverages; kefir; soy- based food beverage used as milk substitute	April 8, 2008	April 8, 2014
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

STARFRUIT	Franchise services, namely, offering technical and business management assistance in the establishment and operation of restaurants	October 7, 2008	October 7, 2014
Registration is renewable at the time of expiration provided mandatory documents are filed with the USPTO between the 5th and 6th anniversaries of the registration date or the six-month grace period following the sixth anniversary date.

STARFRUIT	Restaurant services	June 24, 2008	June 24, 2014
Registration is renewable at the time of expiration provided mandatory documents are filed with the USPTO between the 5th and 6th anniversaries of the registration date or the six-month grace period following the sixth anniversary date.

GOO-BERRY PIE	Dairy-based beverages; dairy-based food beverages; kefir; soy-based food beverage used as a milk substitute	April 1, 2008	April 1, 2014
Registration is renewable at the time of expiration provided mandatory documents are filed with the USPTO between the 5th and 6th anniversaries of the registration date or the six-month grace period following the sixth anniversary date.

PATENTS, TRADEMARKS, LICENSES, ROYALTY AGREEMENTS

Lifeway also uses the following unregistered trademarks, and claims common law rights to: “Elita,” “Healthy Foods Today for a Better Life Tomorrow,” “Milkshake Smoothie,” “Toplenka,” “White Cheese,” “Drink It to Be Beautiful Inside and Out,”  “Golden Zesta” and “Pride of Main Street.”

On December 27, 1990, Lifeway purchased the Tuscan brand-name liquid drinkable yogurt customer list along with a limited license of the trademark and use of the Tuscan liquid yogurt U.P.C. codes from a third party.

In October 1998, Lifeway entered into a sublicense agreement with GalaGen, Inc. and Metagenics, Inc. with an effective date of May 1, 1998 (“Lifeway sublicense”), wherein GalaGen sublicensed patent rights of Metagenics for kefir-based products containing natural immune components exclusively to Lifeway. Under the rights granted to it by the Lifeway sublicense, Lifeway manufactures and sells products using the Basics Plus trademark. GalaGen had acquired the primary license for such patent rights in an agreement executed with Metagenics in April 1998. The terms of the Lifeway sublicense provide that Metagenics will permit Lifeway to continue to have the exclusive patent rights to produce or sell kefir-based products containing natural immune components in the event the original license between GalaGen and Metagenics is terminated, and such termination was not caused by Lifeway. On February 25, 2002, GalaGen filed a petition for bankruptcy in the Unites States Bankruptcy Court, District of Minnesota, which terminated both its primary license with Metagenics and its participation in the Lifeway sublicense. The license and sublicense were excluded from the sale of assets of GalaGen pursuant to an order of the Bankruptcy Court. Lifeway has not received any indication that Metagenics will not permit Lifeway to continue to have the exclusive patent rights to produce or sell kefir-based products containing natural immune components. Thus, Lifeway believes that it continues to have the exclusive patent rights licensed directly from Metagenics. Either party may terminate the license agreement for cause. The term of the license agreement expires when the last valid claim of the patent rights expires, which currently is July 2, 2013, however, this term can be extended in accordance with the terms of the license agreement.

In connection with the purchase of Ilya’s Farm, Inc., the Company has undertaken a royalty obligation of 5% of all sales of Ilya’s Farm, Inc.’s products, which is paid quarterly, in arrears.

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

In addition, any Lifeway products exported to Canada would be subject to strict quotas imposed by the Trade Control Policy Division of the Department of Foreign Affairs and International Trade of Canada. Lifeway believes that it currently is in compliance with all applicable Canadian regulations. The Company exported no products to Canada in 2008.

RESEARCH AND DEVELOPMENT

Lifeway continues its program of new product development, centered around the nutritional and “low calorie” features of its proprietary kefir formulas.

Lifeway conducts primarily all of its research internally, but at times will employ the services of an outside testing facility. During 2007 and 2008, the amount Lifeway expended for research and new product development was not material to the financial position of Lifeway and no amount was customer supported.

EMPLOYEES

Lifeway currently employs approximately 200 employees, all of whom are full-time employees. Substantially all of these employees are engaged in the manufacturing of the Company’s products. None of Lifeway’s employees are covered by collective bargaining agreements.

ITEM 1A. RISK FACTORS.

Not applicable to smaller reporting company.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2.  PROPERTIES.

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

On October 16, 1996, Lifeway purchased a 110,000 square foot commercially-zoned parcel of real property, including a 46,000 square foot one-story brick building in good condition, located at 6431 Oakton Avenue, Morton Grove, Illinois. This property is used as Lifeway’s corporate headquarters and main manufacturing facility. This property has been improved every year since the time of purchase by the addition of custom-built refrigerated storage space and the addition of various machinery and equipment used to manufacture, package and store Lifeway’s products. Lifeway is the only occupant of this property and presently holds fee simple title subject to a mortgage which secures the property as collateral for the acquisition loan to Lifeway from MB Financial Bank of Morton Grove. The acquisition loan was refinanced in September 2006 at a rate of 7% and is payable in monthly principal and interest installments of $3,273, with a balloon payment of $416,825 due in September 2011. At December 31, 2008, the loan had a balance of $438,926. The value of this property may be subject to real estate market forces that typically affect industrial real estate in the area immediately surrounding the property.

In June 2005, the Company purchased a 100,000-square-foot distribution and warehousing facility that is equipped with 40,000 square feet of refrigeration. The facility, located at 6101 Gross Point Road in Niles, Illinois, will be used to store raw materials and finished goods in order to relieve space pressures at the Company’s existing 50,000-square foot building, less than a mile away. The additional space at the Company’s main plant will be used to expand production capacity for the Company’s kefir and other probiotic products. Lifeway is the only occupant of this property and presently holds fee simple title subject to a mortgage which secures the property as collateral for the acquisition loan to Lifeway from Harris Bank at a rate of 5.6% and is payable in monthly principal and interest installments of $19,513 with a balloon payment of $2,652,142.70 due July 14, 2010. At December 31, 2008, the loan had a balance of $2,760,288. The value of this property may be subject to real estate market forces that typically affect industrial real estate in the area immediately surrounding the property.

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

On February 6, 2009, in connection with the Company’s acquistion of Fresh Made, Inc., a Pennsylvania corporation, Lifeway also acquired 1.1355 acres of land in Philadelphia, PA (the “Property”).  The consideration for the Property was $2,000,000.00. Fresh Made is the only occupier of this property. The Company holds fee simple title free and clear of all encumbrances other than that certain mortgage securing indebtedness due to the seller’s and incurred in connection with its acquisition.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matter was submitted during the fourth quarter of the fiscal year ended December 31, 2008, to a vote of security holders through the solicitation of proxies or otherwise.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

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

The range of high and low bid quotations for Lifeway’s Common Stock for the quarterly periods within the two most recent fiscal years, as reported by The Nasdaq Stock Market National Market System, is set forth in the following table:

	Low Bid	High Bid
First Qtr. 2007	8.51	10.24
Second Qtr. 2007	8.55	11.59
Third Qtr. 2007	11.09	17.75
Fourth Qtr. 2007	9.62	20.75
First Qtr. 2008	9.25	11.75
Second Qtr. 2008	10.40	14.05
Third Qtr. 2008	9.02	15.48
Fourth Qtr. 2008	5.43	11.89

Note: The foregoing quotations have been adjusted for the August 14, 2006 two-for-one company stock split.

As of March 2, 2009, there were approximately 88 holders of record of Lifeway’s Common Stock. The Company has no information regarding beneficial owners whose shares are held in street name.

DIVIDENDS

Lifeway has paid no cash dividends on its Common Stock since inception and management does not anticipate that such dividends will be paid in the foreseeable future.

SALES OF UNREGISTERED SECURITIES

There were no sales of unregistered securities in 2008.

PURCHASES OF THE COMPANY’S SECURITIES

Period	(a) Total Numbers of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1, 2008 to January 31, 2008*	3,000	$9.53	3,000	97,000
February 1, 2008 to February 28, 2008 *	15,800	10.12	15,800	81,200
March 1, 2008 to March 31, 2008*	18,200	9.59	18,200	63,000
April 1, 2008 to April 31, 2008*	21,745	12.80	21,745	41,255
May 1, 2008 to May 31, 2008*	24,418	12.47	24,418	16,837
June 1, 2008 to June 30, 2008*	7,656	12.12	7,656	9,181
July 1, 2008 to July 30, 2008*	9,181	11.03	9,181	0
*Total	100,000	$11.09	100,000	0

December 1, 2008 to December 31, 2008**	12,009	$8.22	12,009	87,991
**Total	12,009	$8.22	12,009	87,991

* Pursuant to the share repurchase program approved on December 17, 2007 for 100,000 split adjusted shares with a plan expiration date of one year.
** Pursuant to the share repurchase program approved November 20, 2008 for 100,000 split adjusted shares with a plan expiration date of one year.  As of the date of this filing, Lifeway has repurchased an additional 15,195 shares of the Company’s securities in 2009 pursuant to this program at a total cost of $101,628.31.

EQUITY COMPENSATION PLAN INFORMATION

See Part III, Item 12, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, of this Annual Report on Form 10-K for information regarding securities authorized for issuance under our equity compensation plans.

ITEM 6.  SELECTED FINANCIAL DATA.

Not applicable to smaller reporting company.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS .

RESULTS OF OPERATIONS

The following analysis should be read in conjunction with the audited financial statements of the Company and related notes included elsewhere in this annual report and the unaudited financial statements and Management’s Discussion and Analysis contained in our Form 10-QSB, for the fiscal quarters ended March 31, 2008, June 30, 2008, and September 30, 2008.

Comparison of Quarter Ended December 31, 2008 to Quarter Ended December 31, 2007

Sales increased by $401,371, (approximately 4%) to $10,575,543 during the three month period ended December 31, 2008 from $10,174,172 during the same three month period in 2007. This increase is primarily attributable to increased sales and awareness of Lifeway’s flagship product, Kefir and Probugs, Lifeway’s organic kids oriented Kefir.  The company’s flagship brand Lifeway, grew 8% in the fourth quarter 2008 when compared to the same quarter in 2007.  The company’s Helios Organic Kefir brand, which was acquired in August 2006, saw a decline in sales of $153,000 from $1,043,000 in the fourth quarter 2007 to $890,000 in the same period in 2008 or a decrease of 14.6%.  The decrease is primarily attributable to the decline in demand of higher cost, premium organic products as well as an overall slowdown in demand associated with retailers who primarily sell these products.  We believe that this slowdown in this premium priced food segment is temporary as macro economic conditions improve.

Cost of goods sold as a percentage of sales was approximately 82% during the fourth quarter 2008, compared to about 77% during the same period in 2007. This increase is primarily attributable to the increase in labor costs as well as the costs of packaging supplies and transportation expenses.  During the fourth quarter 2008, oil related production supplies and fuel surcharges on product deliveries remained at higher levels when compared to the same period 2007, but have subsequently begun to decrease as the price of oil has decreased since the record highs experienced in August and September 2008.  Historically, there is a several month lag when material suppliers institute price decreases based on the declining costs of the underlying materials.  Additionally, as part of Lifeway’s growth strategy, the company increased its product sampling and demonstration activities, couponing, and other promotional initiatives in the fourth quarter 2008, when compared to the same period in 2007, which has an impact on cost of goods sold.  During the fourth quarter 2008, the company also created a reserve account for these types of promotional expenses off invoice in the amount $75,000 that did not exist in the fourth quarter 2007.

Even though the cost of conventional milk was lower in the fourth quarter 2008 compared to the same period a year ago, the cost of organic milk and other organic raw material ingredients increased approximately 10% during this same period.  In the fourth quarter 2008, amount of organic products sold comprised approximately 30% of Lifeway’s total sales.  These products include Lifeway’s Organic Kefir, Lifeway’s Organic ProBugs kids Kefir, and Lifeway’s Helios Organic Kefir lines.

Operating expenses as a percentage of sales was approximately 19% during the fourth quarter, 2008, compared to about 20% during the same period in 2007.  This decrease is primarily attributable to a decrease in selling related expenses and operating synergies gained by the consolidation of the 2006 Helios Nutrition acquisition into our overall operations, as well as our continuing efforts to maximize efficiency through capital investments.  Even though there were substantial professional fees and expenses paid in the fourth quarter, 2008 related to the February 6, 2009 acquisition of Fresh Made, Inc., we were able to lower the overall operating expenses as a percentage of sales during the fourth quarter, 2008, when compared to the same period a year ago.

 Total other expenses for the fourth quarter 2008 were $1,252,744, compared with total other expenses of $91,373 during the same period in 2007.  This increase is primarily attributable to a higher realized loss on the sale of marketable securities in 2008, when compared to the same period in 2007.  During the fourth quarter 2008, the company realized losses in the amount of $587,243 and recognized an impairment to marketable securities in the amount of $687,971.  During the fourth quarter 2007, the company realized losses in the amount of $123,799.  Marketable securities are discussed in Note 4 of the Notes to Consolidated Financial Statements.

Total net loss for the group was $742,965, or $.04 per split adjusted share for the fourth quarter, 2008, compared with $153,109, or $.01 per split adjusted share in the same period in 2007.

Comparison of Year Ended December 31, 2008 to Year Ended December 31, 2007

Sales increased by $5,732,299 (approximately 15%) to $44,461,455 during the twelve month period ended December 31, 2008 from $38,729,156 during the same twelve month period in 2007.  This increase is primarily attributable to increased sales and awareness of Lifeway’s flagship product, Kefir and Probugs, Lifeway’s organic kids oriented Kefir.  The company’s flagship brand, Lifeway Kefir grew approximately 17% in 2008 when compared to 2007.  Included in that figure is Lifeway Probugs Organic Kefir, which increased sales 124% to $1,760,254 in 2008 compared to sales of $786,326 in 2007.  In 2008, the Helios Kefir brand generated revenues of $4,482,848, compared to 2007 revenues of $4,563,026.

Cost of goods sold as a percentage of sales excluding depreciation expense was approximately 70% in 2008, compared to about 66% in 2007.  This increase is primarily attributable to the increase in labor costs as well as the costs of packaging supplies and transportation expenses.  During the 2008, oil related production supplies and fuel surcharges on product deliveries remained at higher levels when compared to 2007, but have subsequently begun to decrease as the price of oil has decreased since the record highs experienced in August and September 2008.  Historically, there is a several month lag when material suppliers institute price decreases based on the declining costs of the underlying materials.  Additionally, as part of Lifeway’s growth strategy, the company increased its product sampling and demonstration activities, couponing, and other promotional initiatives in the fourth quarter 2008, when compared to the same period in 2007, which has an impact on cost of goods sold.  During the fourth quarter 2008, the company also created a reserve account for these types of promotional expenses off invoice in the amount $75,000 that did not exist in the fourth quarter 2007.  Milk prices on average were similar as a whole in 2008 when compared to 2007.

Operating expenses as a percentage of sales was approximately 19% in 2008, compared to about 20% in 2007.  This decrease is primarily attributable to an increase in sales, a decrease in selling related expenses and operating synergies gained by the consolidation of the 2006 Helios Nutrition acquisition into our overall operations, as well as our continuing efforts to maximize efficiency through capital investments.  Even though there were substantial professional fees and expenses related to the February 6, 2009 acquisition of Fresh Made, Inc. paid in the fourth quarter 2008, we were able to lower the overall operating expenses as a percentage of sales during the fourth quarter 2008, when compared to the same period a year ago.

Total other expenses for 2008 were $1,598,930, compared with total other income of $528,150 during the same period in 2007.  This increase in expenses is primarily attributable to a higher realized loss on the sale of marketable securities in 2008, when compared to the same period in 2007.  During 2008, the company realized losses in the amount of $733,647 and recognized an impairment to marketable securities in the amount of $958,879.  During 2007, the company realized gains in the amount of $539,739.  Marketable securities are discussed in Note 4 of the notes to the financial statements.

Provision for income taxes was $679,789, or a 26% tax rate in 2008 compared with $1,812,539 or a 37% tax rate in 2007. Income taxes are discussed in Note 9 of the Notes to Consolidated Financial Statements.

Total net income for the group was $1,912,275, or $.11 per split adjusted share for the twelve months ended December 31, 2008, compared with $3,152,660, or $.19 per split adjusted share in the same period in 2007.

SOURCES AND USES OF CASH IN 2008

Net cash provided by operating activities was $4,733,660 during the twelve months ended December 31, 2008, which is an increase of $2,386,523 compared to $2,347,137 of net cash provided by operating activities the same period in 2007.  This increase in cash provided by operating activities is primarily due to a $1,393,370 swing in the impact inventories had on cash flows as of December 31, 2008, from the same period in 2007.

Net cash used in investing activities was $2,616,344 during the twelve months ended December 31, 2008, which is an increase of $1,715,014 compared to the same period in 2007.  This increase is primarily due to the Company’s sale of $7,168,246 of marketable securities during 2007 compared to selling $5,323,423 of marketable securities during 2008, therefore generating more cash by selling investments in 2007.  The company also used $2,157,315 to purchase machinery and equipment in 2008 compared with using $1,824,879 to purchase machinery and equipment in 2007. The Company has no additional capital expenditures outside the ordinary course of business.

Net cash used in financing activities was $2,435,953 during the twelve months ended December 31, 2008, which is an increase of $38,219 compared to $2,397,734 of net cash used in financing activities during the same period in 2007.  This increase is primarily attributable to the Company’s repurchase of $1,239,488 of treasury shares during 2007, compared with the Company’s repurchase of $752,603 of treasury shares during 2007.

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

We anticipate being able to fund the Company’s foreseeable liquidity requirements internally. Other than the February 6, 2009 acquisition of Fresh Made, Inc., we know of no trend, demand or event which would negatively affect liquidity in 2009. We continue to explore potential acquisition opportunities in our industry in order to boost sales while leveraging our distribution system to consolidate and lower costs.

Other Developments

On June 13, 2008, Lifeway’s Board of Directors approved awards of an aggregate amount of 10,500 shares to be awarded under its Employee and Consulting Services and Compensation Plan to certain key employees and consultants for services rendered to the Company.  The stock awards were made on June 13, 2008 and have vesting periods of one year. The expense for the awards is measured as of July 1, 2007 at $11.87 per share for 10,500 shares, or a total stock award expense of $124,635. This expense will be recognized as the stock awards vest in 12 equal portions of $10,386, or 875 shares per month for one year.

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

As stated, the Company acquired Fresh Made, Inc. on February 6, 2009. This acquisition will affect the Company’s sales and operating income as the Fresh Made operations are fully assimilated into the Company’s operations.

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

Subsequent Events

On February 6, 2009, Lifeway Foods, Inc., a Illinois corporation (“Lifeway”) entered into and consummated a Stock Purchase Agreement (the “Stock Agreement”) by and among Lifeway, Ilya Mandel, an individual and Michael Edelson, an individual (each a “Seller” and collectively “Sellers”).

Upon the terms and subject to the conditions set forth in the Stock Agreement, Lifeway purchased from Sellers all of the issued and outstanding stock (the “Shares”) of Fresh Made, Inc., a Pennsylvania corporation (“Fresh”).  The consideration for the Shares was an aggregate of $8,050,000, less certain offsets for any selling expenses in excess of certain limits set forth in the Stock Agreement and other payments and funded debt all as set forth in the Stock Agreement, a note in the principal amount of $2,735,000, due on February 6, 2011, 128,948 shares of common stock of Lifeway valued at a total of $980,000 (“Lifeway’s Common Stock”), the cancellation of a loan in the principal amount of $265,000 and not more than $98,000 in funds held in Fresh’s two accounts with Vist Financial Corp.  The issuance of Lifeway’s Common Stock was exempted from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

Also on February 6, 2009, Lifeway entered into and consummated a Real Property Purchase Agreement (the “Real Property Agreement”) by and among Sellers and Lifeway.  Pursuant to the Real Property Agreement, Lifeway acquired 1.1355 acres of land in Philadelphia, PA (the “Property”) from Sellers.  The consideration for the Property was $2,000,000.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable to smaller reporting company.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The annotated consolidated financial statements of the Company that constitute Item 8 of this report commence on the pages that follow this page.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders of
LIFEWAY FOODS, INC. AND SUBSIDIARIES

We have audited the accompanying consolidated balance sheets of LIFEWAY FOODS, INC. AND SUBSIDIARIES (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of income and comprehensive income, changes in stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2008.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of LIFEWAY FOODS, INC. AND SUBSIDIARIES as of December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

Plante & Moran, PLLC
Grand Rapids, MI
March 31, 2009

LIFEWAY FOODS, INC. AND SUBSIDIARIES
Consolidated Statements of Financial Condition
December 31, 2008 and 2007

	December 31,	December 31,
	2008	2007
ASSETS

Current assets
Cash and cash equivalents	$277,248	$595,885
Marketable securities	5,262,168	6,989,474
Inventories	3,097,542	3,506,554
Accounts receivable, net of allowance for doubtful accounts of $110,011 and $39,460 at December 31, 2008 and 2007	4,765,865	4,209,662
Prepaid expenses and other current assets	23,226	21,253
Other receivables	40,314	43,111
Deferred income taxes	919,649	311,960
Refundable income taxes	356,416	240,880
Total current assets	14,742,428	15,918,779

Property and equipment, net	11,062,714	9,678,948

Intangible assets
Goodwill	5,414,858	5,414,858
Other intangible assets, net of accumulated amortization of $921,422 and $601,976 at December 31, 2008 and 2007	2,936,216	3,255,662
Total intangible assets	8,351,074	8,670,520

Other assets	500,000	500,000

Total assets	$34,656,216	$34,768,247

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Current maturities of notes payable	$928,444	$1,136,126
Accounts payable	2,260,272	1,594,330
Accrued expenses	458,282	414,039
Total current liabilities	3,646,998	3,144,495

Notes payable	3,108,014	4,096,797

Deferred income taxes	1,607,155	1,712,795

Stockholders’ equity
Common stock, no par value; 20,000,000 shares authorized; 17,273,776 shares issued; 16,724,467 shares outstanding at December 31, 2008; 17,273,776 shares issued; 16,827,726 shares outstanding at December 31, 2007	6,509,267	6,509,267
Paid-in-capital	1,202,009	1,120,669
Treasury stock, at cost	(3,302,025)	(2,078,165)
Retained earnings	22,383,707	20,471,432
Accumulated other comprehensive loss, net of taxes	(498,909)	(209,043)
Total stockholders’ equity	26,294,049	25,814,160

Total liabilities and stockholders’ equity	$34,656,216	$34,768,247

See accompanying notes to financial statements

LIFEWAY FOODS, INC. AND SUBSIDIARIES
Consolidated Statements of Income and Comprehensive Income
For the Years Ended December 31, 2008 and 2007

	Year Ended	Year Ended
	December 31,	December 31,
	2008	2007

Sales	44,461,455	$38,729,156

Cost of goods sold	30,926,114	25,582,981
Depreciation expense	777,715	726,647

Total cost of goods sold	31,703,829	26,309,628

Gross profit	12,757,626	12,419,528

Selling Expenses	4,098,176	3,744,388
General and Administrative	4,149,010	3,914,825
Amortization expense	319,446	323,266

Total Operating Expenses	8,566,632	7,982,479

Income from operations	4,190,994	4,437,049

Other income (expense):
Interest and dividend income	343,329	350,286
Rental Income	48,886	48,305
Interest expense	(298,619)	(410,180)
Impairment of marketable securities	(958,879)	—
Gain (loss) on sale of marketable securities, net	(733,647)	539,739
Total other income (Expense)	(1,598,930)	528,150

Income before provision for income taxes	2,592,064	4,965,199

Provision for income taxes	679,789	1,812,539

Net income	$1,912,275	$3,152,660

Basic and diluted earnings per common share	0.11	0.19

Weighted average number of shares outstanding	16,765,080	16,855,611

COMPREHENSIVE INCOME

Net income	$1,912,275	$3,152,660

Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on marketable securities (net of tax benefits)	(720,517)	(47,091)
Less reclassification adjustment for (gains) losses included in net income (net of taxes)	430,651	(315,721)

Comprehensive income	$1,622,409	$2,789,848

See accompanying notes to financial statements

LIFEWAY FOODS, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders’ Equity
For the Years Ended December 31, 2008 and 2007

	Common Stock, No Par Value							Accumulated
	20,000,000 Shares		# of Shares					Other
	Authorized		of					Comprehensive
	# of Shares	# of Shares	Treasury	Common	Paid In	Treasury	Retained	Income (Loss),
	Issued	Outstanding	Stock	Stock	Capital	Stock	Earnings	Net of Tax	Total

Balances at December 31, 2006	17,273,776	16,897,826	375,950	6,509,267	1,080,911	(1,334,313)	17,318,772	153,770	23,728,407

Redemption of stock	—	(75,000)	75,000	—	—	(752,603)	—	—	(752,603)

Issuance of treasury stock for compensation	—	4,900	(4,900)	—	39,758	8,751	—	—	48,509

Other comprehensive income (loss):
Unrealized losses on securities, net of taxes and reclassification adjustment	—	—	—	—	—	—	—	(362,813)	(362,813)

Net income for the year ended December 31, 2007	—	—	—	—	—	—	3,152,660	—	3,152,660

Balances at December 31, 2007	17,273,776	16,827,726	446,050	6,509,267	1,120,669	(2,078,165)	20,471,432	(209,043)	25,814,160

Redemption of stock	—	(112,009)	112,009	—	—	(1,239,488)	—	—	(1,239,488)

Issuance of treasury stock for compensation	—	8,750	(8,750)	—	81,340	15,628	—	—	96,968

Other comprehensive income (loss):
Unrealized gains on securities, net of taxes and reclassification adjustment	—	—	—	—	—	—	—	(289,866)	(289,866)

Net income for the year ended December 31, 2008	—	—	—	—	—	—	1,912,275	—	1,912,275

Balances at December 31, 2008	17,273,776	16,724,467	549,309	$6,509,267	$1,202,009	$(3,302,025)	$22,383,707	$(498,909)	$26,294,049

See accompanying notes to financial statements

LIFEWAY FOODS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2008 and 2007

	Years Ended
	December 31,
	2008	2007

Cash flows from operating activities:
Net income	$1,912,275	$3,152,660
Adjustments to reconcile net income to net
cash flows from operating activities, net of acquisition:
Depreciation and amortization	1,092,995	1,049,913
(Gain)Loss on sale of marketable securities, net	733,647	(539,739)
Impairment of marketable securities	958,879	—
Deferred income taxes	(509,386)	(223,717)
Treasury stock issued for compensation	96,968	48,509
Increase (decrease) in allowance for doubtful accounts	70,551	(40,540)
(Increase) decrease in operating assets:
Accounts receivable	(626,754)	(226,405)
Other receivables	2,797	27,939
Inventories	409,012	(984,358)
Refundable income taxes	(115,536)	26,891
Prepaid expenses and other current assets	(1,973)	(9,270)
Increase (decrease) in operating liabilities:
Accounts payable	665,942	131,316
Accrued expenses	44,243	(66,062)
Net cash provided by operating activities	4,733,660	2,347,137

Cash flows from investing activities:
Investment in cost method securities	—	(500,000)
Purchases of marketable securities	(5,782,452)	(5,744,697)
Sale of marketable securities	5,323,423	7,168,246
Purchases of property and equipment	(2,157,315)	(1,824,879)
Net cash used in investing activities	(2,616,344)	(901,330)

Cash flows from financing activities:
Proceeds of note payable	—	300,000
Purchases of treasury stock, net	(1,239,488)	(752,603)
Repayment of notes payable	(1,196,465)	(1,945,131)
Net cash used in financing activities	(2,435,953)	(2,397,734)

Net decrease in cash and cash equivalents	(318,637)	(951,927)

Cash and cash equivalents at the beginning of the period	595,885	1,547,812

Cash and cash equivalents at the end of the period	$277,248	$595,885

See accompanying notes to financial statements

LIFEWAY FOODS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2008 and 2007

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

LIFEWAY FOODS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2008 and 2007

Note 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Gross bank balances, not including outstanding checks, of amounts reported by financial institutions are categorized as follows:

	December 31,
	2008	2007
Amounts insured	$847,711	$576,563
Uninsured and uncollateralized amounts	—	523,295
Total bank balances	$847,711	$1,099,858

Marketable securities

All investment securities are classified as available-for-sale, and are carried at fair value or quoted market prices. Unrealized gains and losses on available-for-sale securities are reported as a separate component of stockholders’ equity, net of tax. Amortization, accretion, interest and dividends, realized gains and losses, and declines in value judged to be other-than-temporary on available-for-sale securities are recorded in other income. All of the Company’s securities are subject to a periodic impairment evaluation. This evaluation depends on the specific facts and circumstances. Factors that we consider in determining whether an other-than-temporary decline in value has occurred include: the size and duration of the decline; the financial condition of the investee; and the intent and ability to retain the investment for a sufficient period of time to allow for possible recovery in the market value of the investment.

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
December 31, 2008 and 2007

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

Intangible assets are being amortized over the following useful lives:

Category	Years
Recipes	4
Customer lists and other customer related intangibles	7
Lease agreement	7
Trade names	15
Formula	10
Customer relationships	12

LIFEWAY FOODS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2008 and 2007

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

As of January 1, 2007, the Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (FIN 48), which clarifies the accounting and disclosure for uncertainty in tax positions, as defined. Pursuant to FIN 48, the Company has analyzed filing positions in all of the federal and state jurisdictions where it is required to file income tax returns, as well as all open tax years in these jurisdictions. The only periods subject to examination for the Company’s federal return are the 2004 through 2007 tax years. The Company believes that its income tax filing positions and deductions would be sustained on audit and does not anticipate any adjustments that would result in a material change to its financial position. Therefore, no reserves for uncertain income tax positions have been recorded pursuant to FIN 48. In addition, the Company did not record a cumulative effect adjustment related to the adoption of FIN 48.

The Company’s policy for recording interest and penalties associated with audits is to record such items as a component of income before taxes. There were no such items during the periods covered in this report.

Treasury stock
Treasury stock is recorded using the cost method.

Advertising costs
The Company expenses advertising costs as incurred.  During the year ended December 31, 2008 and 2007, approximately $1,530,207 and $1,642,114 of such costs respectively, were expensed.

Earning per common share
Earnings per common share were computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period.  For the year ended December 31, 2008 and 2007, diluted and basic earnings per share were the same, as the effect of dilutive securities options outstanding was not significant.

LIFEWAY FOODS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2008 and 2007

Note 3 – INTANGIBLE ASSETS

Intangible assets, and the related accumulated amortization, consist of the following:

	December 31, 2008		December 31, 2007
	Cost	Accumulated Amortization	Cost	Accumulated Amortization
Recipes	$43,600	$43,600	$43,600	$37,242
Customer lists and other customer related intangibles	305,200	182,938	305,200	141,518
Lease acquisition	87,200	55,019	87,200	42,562
Other	6,638	4,647	6,638	3,319
Customer relationship	985,000	198,368	985,000	116,285
Contractual backlog	12,000	12,000	12,000	12,000
Trade names	1,980,000	319,000	1,980,000	187,000
Formula	438,000	105,850	438,000	62,050
	$3,857,638	$921,422	$3,857,638	$601,976

Amortization expense is expected to be as follows for the years ending December 31:

2009	$313,225
2010	312,756
2011	300,964
2012	257,883
2013	257,883
Thereafter	1,493,505
$2,936,216

Amortization expense during the years ended December 31, 2008 and 2007 was $319,446 and $323,266, respectively.

Note 4 – MARKETABLE SECURITIES

The cost and fair value of marketable securities classified as available for sale are as follows:

December 31, 2008	Cost	Unrealized Gains	Unrealized Losses		Fair Value

Equities	$2,116,004	$75,333	$	(279,487)	$1,911,850
Mutual Funds	888,182	202		(339,970)	548,414
Preferred Securities	1,541,423	13,075		(308,963)	1,245,535
Corporate Bonds	783,761	1,559		(19,289)	766,031
Municipal Bonds	4,586	414		—	5,000
Government agency Obligations	778,140	8,668		(1,470)	785,338
Total	$6,112,096	$99,251	$	(949,179)	$5,262,168

LIFEWAY FOODS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2008 and 2007

Note 4 – MARKETABLE SECURITIES - Continued

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

Proceeds from the sale of marketable securities were $5,323,423 and $7,168,246 during the years ended December 31, 2008 and 2007, respectively.

Gross gains of $384,574 and $876,527 and gross losses of $1,118,221 and $336,788 were realized on these sales during the years ended December 31, 2008 and 2007, respectively.

The following table shows the gross unrealized losses and fair value of Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2008:

	Less Than 12 Months			12 Months or Greater			Total
Description of Securities	Fair Value	Unrealized Losses		Fair Value	Unrealized Losses		Fair Value	Unrealized Losses

Equities	$733,161	$	(242,055)	$65,931	$	(37,432)	$799,092	$	(279,487)
Mutual Funds	363,006		(179,941)	86,086		(160,029)	449,092		(339,970)
Preferred Securities	150,722		(28,643)	435,043		(280,320)	585,765		(308,963)
Corporate Bonds	345,302		(18,789)	125,348		(500)	470,650		(19,289)
Government Agency Obligations	168,319		(1,470)	—		—	168,319		(1,470)
	$1,760,510	$	(470,898)	$712,408	$	(478,281)	$2,472,918	$	(949,179)

We recorded other than temporary impairments related to investments in marketable securities in certain investments of $958,879 related to securities with a cost basis of $2,267,834 and a fair value of $1,308,955. The impairments recognized relate to securities that were in an unrealized loss position at December 31, 2008 that were subsequently sold and equity holdings that we consider other than temporarily impaired due to the recent performance of the issuers of those securities.

LIFEWAY FOODS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2008 and 2007

Note 4 – MARKETABLE SECURITIES - Continued

Equities, Mutual Funds, Corporate Bonds and Government Agency Obligations - The Company’s investments in equity securities, mutual funds, corporate bonds and government agency obligations consist of investments in common stock, preferred stock and debt securities of companies in various industries.  The Company evaluated the near-term prospects of the issuer in relation to the severity and duration of the impairment. Based on that evaluation and the Company’s ability and intent to hold these investments for a reasonable period of time sufficient for a forecasted recovery of fair value, the Company does not consider any material investments to be other-than-temporarily impaired at December 31, 2008.

Preferred Securities - The Company’s investments in preferred securities consist of investments in preferred stock of companies in various industries.  The Company evaluated the continuing performance of the securities, the credit worthiness of the issuers as well as the near-term prospects of the security in relation to the severity and duration of the impairment. Based on that evaluation and the Company’s ability and intent to hold these investments for a reasonable period of time sufficient for a forecasted recovery of fair value, the Company does not consider any material investments to be other-than-temporarily impaired at December 31, 2008.

Note 5 – INVENTORIES

Inventories consist of the following:

	December 31,
	2008	2007
Finished goods	$1,343,811	$1,296,985
Production supplies	1,291,484	1,383,384
Raw materials	462,247	826,185

Total inventories	$3,097,542	$3,506,554

Note 6 – PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	December 31,
	2008	2007
Land	$969,232	$969,232
Buildings and improvements	7,138,042	6,743,647
Machinery and equipment	8,229,202	8,159,199
Vehicles	610,558	581,458
Office equipment	180,351	101,583
Construction in process	2,309,045	719,830
	19,436,430	17,274,949
Less accumulated depreciation	8,373,716	7,596,001

Total property and equipment	$11,062,714	$9,678,948

Depreciation expense during the years ended December 31, 2008 and 2007 was $777,715 and $726,647, respectively.

LIFEWAY FOODS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2008 and 2007

Note 7 – ACCRUED EXPENSES

Accrued expenses consist of the following:

	December 31,
	2008	2007
Accrued payroll and payroll taxes	$98,089	$58,395
Accrued property tax	291,819	285,279
Other	68,374	70,365
	$458,282	$414,039

Note 8 – NOTES PAYABLE

Notes payable consist of the following:

	December 31,
	2008	2007
Mortgage note payable to a bank, payable in monthly installments of $3,273 including interest at 7%, with a balloon payment of $416,825 due September 25, 2011. Collateralized by real estate.	$438,926	$446,450

Mortgage note payable to a bank, payable in monthly installments of $19,513 including interest at 5.6%, with a balloon payment of $2,652,143 due July 14, 2010. Collateralized by real estate.	2,760,288	2,834,970

Note payable to Amani Holding LLC, payable in quarterly installments of $262,500 plus interest at the floating prime rate per annum (3.25% at December 31, 2008) due September 1, 2010 secured by letter of credit	837,244	1,951,503

Total notes payable	4,036,458	5,232,923
Less current maturities	928,444	1,136,126
Total long-term portion	$3,108,014	$4,096,797

Maturities of notes payables are as follows:

For the Year Ended December 31,
2009	$928,444
2010	2,687,827
2011	420,187
Total	$4,036,458

LIFEWAY FOODS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2008 and 2007

Note 9 – PROVISION FOR INCOME TAXES

The provision for income taxes consists of the following:

	For the Years Ended
	December,
	2008	2007
Current:
Federal	$1,005,159	$1,699,408
State and local	184,016	336,848
Total current	1,189,175	2,036,256
Deferred	(509,386)	(223,717)
Provision for income taxes	$679,789	$1,812,539

A reconciliation of the provision for income taxes and the income tax computed at the statutory rate is as follows:

	For the Years Ended
	December 31,
	2008	2007
Federal income tax expense computed at the statutory rate	$881,302	$1,688,168
State and local tax expense, net	124,419	238,330
Permanent differences	(150,772)	(113,959)
Correction of prior year estimate	(175,160)	—
Provision for income taxes	$679,789	$1,812,539

Amounts for deferred tax assets and liabilities are as follows:

	December 31,
	2008		2007
Non-current deferred tax liabilities arising from: Temporary differences -
accumulated depreciation and amortization	$	(1,607,155)	$	(1,712,795)
Current deferred tax assets arising from:
Unrealized losses on marketable securities		351,020		147,077
Impairment of marketable securities		396,017		—
Inventory		127,177		148,586
Allowance for doubtful accounts		14,460		16,297
Allowance for promotions		30,975		—
Total current deferred tax assets (liabilities)		919,649		311,960
Net deferred tax liability	$	(687,506)	$	(1,400,835)

LIFEWAY FOODS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2008 and 2007

Note 10 – SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for interest and income taxes are as follows:

	For the Years Ended
	December 31,
	2008	2007
Interest	$307,620	$430,098
Income taxes	$1,288,428	$2,026,031

Note 11 – STOCK AWARD AND STOCK OPTION PLANS

The Company has a registration statement filed with the Securities and Exchange Commission in connection with a Consulting Service Compensation Plan covering up to 1,200,000 of the Company’s common stock shares. Pursuant to such Plan, the Company may issue common stock or options to purchase common stock to certain consultants, service providers, and employees of the Company.  The option price, number of shares, grant date, and vesting terms are determined at the discretion of the Company’s Board of Directors.

As of December 31, 2008 there were no stock options outstanding or exercisable. There were approximately 940,000 shares available for issuance under the Plan at December 31, 2008.

On June 13, 2008, Lifeway’s Board of Directors approved awards of an aggregate amount of 10,500 shares to be awarded under its Employee and Consulting Services and Compensation Plan to certain key employees and consultants for services rendered to the Company.  The stock awards were made on June 13, 2008 and have vesting periods of one year. The expense for the awards is measured as of July 1, 2008 at $11.87 per share for 10,500 shares, or a total stock award expense of $124,635. This expense will be recognized as the stock awards vest in 12 equal portions of $10,386, or 875 shares per month for one year.

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

LIFEWAY FOODS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2008 and 2007

Note 12 – FAIR VALUE MEASUREMENTS - Continued

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

Disclosures concerning assets and liabilities measured at fair value are as follows:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2008
Assets
Investment securities- available - for - sale	$5,262,168	—	—	5,262,168

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
December 31, 2008 and 2007

Note 13 – RECENT ACCOUNTING PRONOUNCEMENTS - Continued

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

Note 14 – SUBSEQUENT EVENTS

On February 6, 2009, Lifeway Foods, Inc., a Illinois corporation (“Lifeway”) entered into and consummated a Stock Purchase Agreement (the “Stock Agreement”) by and among Lifeway, Ilya Mandel, an individual and Michael Edelson, an individual (each a “Seller” and collectively “Sellers”).

Upon the terms and subject to the conditions set forth in the Stock Agreement, Lifeway purchased from Sellers all of the issued and outstanding stock (the “Shares”) of Fresh Made, Inc., a Pennsylvania corporation (“Fresh”).  The consideration for the Shares was an aggregate of $8,050,000, less certain offsets for any selling expenses in excess of certain limits set forth in the Stock Agreement and other payments and funded debt all as set forth in the Stock Agreement, a note in the principal amount of $2,735,000, due on February 6, 2011, 128,948 shares of common stock of Lifeway valued at a total of $980,000 (“Lifeway’s Common Stock”), the cancellation of a loan in the principal amount of $265,000 and not more than $98,000 in funds held in Fresh’s two accounts with Vist Financial Corp.  The issuance of Lifeway’s Common Stock was exempted from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

Also on February 6, 2009, Lifeway entered into and consummated a Real Property Purchase Agreement (the “Real Property Agreement”) by and among Sellers and Lifeway.  Pursuant to the Real Property Agreement, Lifeway acquired 1.1355 acres of land in Philadelphia, PA (the “Property”) from Sellers.  The consideration for the Property was $2,000,000.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.  CONTROLS AND PROCEDURES.

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

As of December 31, 2008, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of December 31, 2008 in ensuring that information required to be disclosed by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified under the Exchange Act rules and forms due to the material weaknesses described below. As a result, we performed additional analysis and other post-closing procedures to ensure our consolidated financial statements were prepared in accordance with generally accepted accounting principles. Accordingly, management believes the consolidated financial statements included in this Form 10-K fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented.

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

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management assessed the effectiveness of our internal control over financial reporting as of December 31, 2008. In making its assessment of internal control over financial reporting, management used the criteria described in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. In conjunction with our auditors, management identified three material weaknesses in the Company’s internal control over financial reporting. A material weakness is a significant deficiency, or a combination of significant deficiencies which when aggregated, results in there being more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by employees in the normal course of their assigned functions. As a result of these material weaknesses, we concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2008 based on the criteria in Internal Control — Integrated Framework. We are taking steps to address these material weaknesses which could possibly have led to a material misstatement in our financial statements if not detected and corrected.

We have identified material weaknesses in our internal control for financial reporting due to an incomplete and undocumented financial reporting process, including an overview of the financial statement disclosure principles; that there is no documented accounting procedures manual available for employee use; and in valuing other than temporary impairment of marketable securities. Our independent registered accounting firm identified the need for an impairment of marketable securities that led to a material adjustment at December 31, 2008. Additionally, there was no requirement to post monthly activity to the Company’s general ledger. We plan to take corrective action to improve our review procedures for posting and updating the monthly financial activity and have begun creating an accounting manual for our accounting personnel during 2009. In addition, we plan on implementing additional controls involving our analysis of other than temporary impairment in 2009.

This Annual Report on Form 10-K does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Annual Report on Form 10-K.

ITEM 9B.  OTHER INFORMATION.

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

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

JULIE SMOLYANSKY, 33, was appointed as a Director, and elected President, CEO, CFO and Treasurer of the Company by the Board of Directors to fill the vacancies in those positions created by the death of her father, Michael Smolyansky, in June 2002. She is a graduate with a Bachelor’s degree from the University of Illinois at Chicago. Prior to her appointment, Ms. Smolyansky spent six years as the Company’s Director of Sales and Marketing. She devotes as much time as necessary to the business of the Company and currently holds no other directorships in any other reporting company. Ms. Smolyansky is the daughter of Ludmila Smolyansky, the Chairperson of the Board. In 2004, Ms. Smolyansky resigned as CFO and Treasurer and Edward Smolyansky, Ms. Smolyansky’s brother, was appointed to such positions.

POL SIKAR, 60, has been a Director of the Company since its inception in February 1986. He is a graduate with a Master’s degree from the Odessa State Institute of Civil Engineering in Russia. For more than 12 years, he has been President and a major shareholder of Montrose Glass & Mirror Co., a company providing glass and mirror products to the wholesale and retail trade in the greater Chicago area. Mr. Sikar devotes as much time as necessary to the business of the Company. Mr. Sikar holds no other directorships in any other reporting company.

RENZO BERNARDI, 56, has been a Director of the Company since 1994. Mr. Bernardi is the president and founder of Renzo & Sons, Inc., a Dairy and Food Service Company which has been in business since 1969 (formerly, Renzo-Milk Distribution Systems). He has over 30 years of experience in the dairy distribution industry. Mr. Bernardi is a graduate of Instituto Teonico E Commerciale of Macomer, Sardinia. Mr. Bernardi devotes as much time as necessary to the business of the Company. Mr. Bernardi holds no other directorships in any other reporting company.

JUAN CARLOS DALTO, 45, has served as a director of the Company since July 2004. Juan Carlos Dalto is President and CEO of The Dannon Company. He has extensive international background in the packaged goods industry and has strategic and direct responsibilities for Dannon’s dairy products in the United States and Canada. Mr. Dalto joined Dannon’s parent company, Groupe Danone, as Marketing VP for Danone Argentina, his native country, in December 1997 after which he served as CEO for Danone Portugal in 2000. Mr. Dalto holds a Masters in Strategic Marketing from Adam Smith Open University, Buenos Aires, Argentina and a Diploma for Business Executives in Strategic Marketing Planning from University of Michigan. He also holds a degree in Industrial Engineering from the Buenos Aires Institute of Technology.  Mr. Dalto was initially appointed to the Board in connection with that certain Stockholders Agreement, as amended with Groupe Danone.

JULIE OBERWEIS, 34, has served as a director of the Company since June 2006. She is the co-founder and CFO of Stratigent, LLC, a web analytics consulting company. Prior to Stratigent, she worked in investment consulting at Cambridge Associates as well as at Ritchie Capital Management, L.L.C., a global alternative asset management firm. She currently sits on the board of Oberweis Group, Inc., the holding company of Oberweis Dairy, and the DuPage Childrens Museum. Julie holds a degree in finance from the University of Illinois and is a Chartered Financial Analyst (CFA) charterholder.

EDWARD P. SMOLYANSKY, 29, was appointed as Chief Financial and Accounting Officer and Treasurer of Lifeway Foods in November 2004. He had served as the Controller of the Company June 2002 until such time. He received his baccalaureate degree in finance from Loyola University of Chicago in December 2001. Edward P. Smolyansky is the brother of Company President and Chief Executive Officer Julie Smolyansky and the son of Lifeway’s Chairperson of the Board of Directors, Ludmila Smolyansky.

KEY EMPLOYEES.

VALERIY NIKOLENKO, 63, Vice President of Operations, has been VP of Operations for 13 years with Lifeway Foods.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities and Exchange Act of 1934 requires the Company’s officers and Directors, and persons who own more than 10% of a registered class of the Company’s equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (“SEC”). Officers, directors, and greater than 10% shareholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. Based solely on its review of copies of such reports received or representations from certain reporting persons, the Company believes that, during the year ended December 31, 2008, other than the filings listed below, all other Section 16(a) filing requirements applicable to its officers, Directors and 10% shareholders were timely met. Those filings were: (1) Edward Smolyansky reported one transaction on each of two Form 4s late; and (2) Ludmila Smolyansky reported on transaction on one Form 4 late.

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

CORPORATE GOVERNANCE

The Board does not have any formal policy regarding the consideration of director candidates recommended by shareholders; any recommendation would be considered on an individual basis. The Board believes this is appropriate due to the lack of such recommendations made in the past, and its ability to consider the establishment of such a policy in the event of an increase of such recommendations. Accordingly, there have been no material changes to the procedure by which any security holder may recommend nominees to the Board.

The Company’s Audit Committee consists of Mr. Sikar and Ms. Oberweis, each of whom has an understanding of finance and accounting and is able to read and understand fundamental financial statements. Audit Committee members are appointed by the full Board.  The functions of the Audit Committee are to review the Company’s internal controls, accounting policies and financial reporting practices; to review the financial statements, the arrangements for and scope of the independent audit, as well as the results of the audit engagement; to review the services and fees of the independent auditors, including pre-approval of non-audit services, the auditors’ independence; and recommend to the Board of Directors for its approval and for ratification by the shareholders the engagement of the independent auditors to serve the following year in examining the accounts of the Company. No member of the Audit Committee is a “financial expert,” as defined in Item 407(d)(5)(ii) of Regulation S-K promulgated by the SEC. The Board examined the qualifications of its Audit Committee members and determined that the present members of the Audit Committee, based on their prior education and professional experience, were sufficiently capable of performing the duties of the Audit Committee in 2008 without being “financial experts” within such definition.

ITEM 11.  EXECUTIVE COMPENSATION.

 Summary Compensation Table as of December 31, 2007 and December 31, 2008

Name	Year	Salary	Bonus	Stock Awards	All other Comp. (5)	Total

Julie Smolyansky, CEO and President(1)	2008 2007	$247,038 166,153	$20,000 22,500	$42,050 17,325	$20,288 23,334	$329,376 229,312
Edward P. Smolyansky, CFO Chief Accounting Officer and Controller (2)	2008 2007	$276,884 178,461	$40,000 22,500	$42,050 17,325	$11,900 11,838	$370,831 230,124
Ludmila Smolyansky, Chairman (3)	2008 2007	$190,076 162,807	$50,000 55,000	$ — —	$8,400 5,600	$248,476 233,407
Val Nikolenko, Vice President of Operations and Secretary (4)	2008 2007	$114,035 110,832	$12,000 10,000	$5,030 2,887	$14,021 13,813	$145,086 137,532

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

(3)
The Company approves, on an annual basis, the payment to Ludmila Smolyansky of salary and bonus as other compensation for continuing advisory services to the Company and in light of her extensive experience. Ludmila Smolyansky devotes as much time as necessary to the business of the Company.

(4)	The Board appointed Val Nikolenko as the Vice President of Operations and Secretary of the Company in December 1993.

(5)
Represents (i) the Company’s portion of the matching contributions to the Company’s 401(k) plan on behalf of the Named Executive Officer, Julie Smolyansky ($4,500 for 2008 and $7,546 for 2007); Edward Smolyansky ($8,100 for 2008 and $8,038 for 2007); Val Nikolenko ($5,041 for 2005 and $4,833 for 2007) and (ii) the following amounts related to personal useage of automobiles leased by the Company, and related insurance and fuel, for 2007 and 2008, (x) for Julie Smolyansky, $11,988 of lease payments, $2,000 of insurance premiums and $1,800 of fuel, (y) for Edward Smolyansky, $2,000 of insurance premiums and $1,800 of fuel, and (z) for Val Nikolenko, $7,080 of lease payments, $1,000 of insurance premiums and $1,800 of fuel.

The Company does not maintain any formal bonus or cash incentive plans or arrangements. However, the Board determines bonus awards, if any, on an annual basis for other persons.

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

There are no employment agreements with other executive officers (written or unwritten).

Outstanding Equity Awards At December 31, 2008
	Stock Awards
Name	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested
Julie Smolyansky	2,500	$22,450
Edward Smolyansky	2,500	$22,450
Ludmila Smolyansky	--	--
Val Nikolenko	250	$ 2,245

On June 9, 1995, the Company filed a registration statement on Form S-8 with the Securities and Exchange Commission in connection with the “Lifeway Foods, Inc. Consulting and Services Compensation Plan” (the “Plan”) covering 1,200,000, as adjusted, shares of its Common Stock. The Plan was adopted by the Company on June 5, 1995. Pursuant to such Plan, the Company may issue common stock or options to purchase common stock to certain consultants, service providers, and employees of the Company.  There were a total of approximately 936,000 shares eligible for issuance under the Plan at December 31, 2008.  The option price, number of shares, grant date, and vesting terms are determined at the discretion of the Company’s Board of Directors.

As of December 31, 2008, there were no stock options outstanding or exercisable.

On May 18, 2007, Lifeway’s Board of Directors approved awards of an aggregate amount of 8,400 shares to be awarded under its Employee and Consulting Services and Compensation Plan to certain key employees and consultants for services rendered to the Company.  The stock awards were made on June 1, 2007 and vest ratably over a one year period. The expense for the awards is measured as of June 1, 2007 at $9.90 per share for 8,400 shares, or a total stock award expense of $83,160. This expense will be recognized as the stock awards vest in 12 equal portions of $6,930, or 700 shares per month for one year.

On June 13, 2008, Lifeway’s Board of Directors approved awards of an aggregate amount of 10,500 shares to be awarded under its Employee and Consulting Services and Compensation Plan to certain key employees and consultants for services rendered to the Company.  The stock awards were made on June 13, 2008 and vest ratably over a one year period. The expense for the awards is measured as of July 1, 2008 at $11.87 per share for 10,500 shares, or a total stock award expense of $124,635. This expense will be recognized as the stock awards vest in 12 equal portions of $10,386, or 875 shares per month for one year.

Director Compensation as of December 31, 2008
Name	Fees Earned or Paid in Cash	Total
Pol Sikar	$2,000	$2,000
Renzo Bernardi	$2,000	$2,000
Julie Oberweis	$2,000	$2,000

During 2008, each outside (non-employee) director was compensated at the rate of $500 per non-annual meeting attended. Neither any employee director (Ludmila Smolyansky and Julie Smolyansky) nor any Director serving as the nominee of Danone (Juan Carlos Dalto) was compensated as a Director during 2008.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	0	$0.00	936,000
Equity compensation plans not approved by security holders	0	$0.00	0
Total	0	$0.00	936,000

*All of Lifeway’s equity compensation plans have been approved by its shareholders.

The following table sets forth certain information known to the Company regarding the beneficial ownership of the Company’s Common Stock, the Company’s only outstanding class of securities, as of March 2, 2009 by (a) each shareholder known by the Company to be the beneficial owner of more than five percent of the Company’s Common Stock, (b) each of the Company’s directors, (c) each of the Company’s executive officers named in the Summary Compensation Table above and (d) all executive officers and directors of the Company as a group. The shareholders listed below have sole voting and investment power except as noted.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class
Ludmila Smolyansky(3,4)	7,540,354	(3)	45.1%
Julie Smolyansky(4)	541,060		3.24%
Edward Smolyansky(4)	340,946		2.04%
Pol Sikar(4)	3,000		*
Renzo Bernardi(4)	14,900		*
Juan Carlos Dalto(4,5)	0		*
Julie Oberweis(4)	0		*
Val Nikolenko	5,000		*
All Directors and Officers of the Company as a Group (Eight persons in total)	8,445,260		50.5%
DS Waters, LP	3,454,756		20.7%

*Less than .01%.

NOTES TO BENEFICIAL OWNERSHIP TABLE

(1)
With the exception of Juan Carlos Dalto and DS Waters, LP, the address for all Directors and shareholders listed in this table is 6431 Oakton St., Morton Grove, IL 60053. The address for Juan Carlos Dalto and DS Waters, LP is 100 Hillside Avenue, White Plains, NY 10603-2861.

(2)	Based upon 16,722,592 shares of Common Stock outstanding as of March 2, 2009.

(3)
On March 2, 2009, Mrs. Smolyansky directly owned 7,535,354 shares of Common Stock. Additionally,  Mrs. Smolyansky is deemed to be the indirect beneficial owner of 5,000 shares of Common Stock held in the  Smolyansky Family Foundation, of which Mrs. Smolyansky is the Trustee.

(4)	A director or officer of the Company.

(5)	Mr. Dalto is also an officer of The Dannon Company, Inc., which is an affiliate of DS Waters, LP.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

Related Transactions

Based on a review of the questionnaires that our directors and employees subject to Section 16 of the Exchange Act of 1934 completed and a review of our internal records on any related person that were identified in such questionnaires, we have determined that there are no related party transactions in excess of $120,000 or 1% of the average of the Company’s total assets, since the beginning of 2008 or currently proposed, involving the Company.

Director Independence

In evaluating director independence, the Company has adopted the definition set forth in Rule 4200 of the NASDAQ Marketplace Rules. The Company’s board of directors, taking into consideration the relationships described in the Certain Relationships and Related Transactions section above, has determined that of the  Company’s current directors, Pol Sikar, Renzo Bernardi, and Julie Oberweis were independent of management.  The Company’s board of directors has also determined that of the individuals who served as directors during 2008, Pol Sikar, Renzo Bernardi, and Julie Oberweis were independent of management.

The Board of Directors does not have a standing nominating committee, compensation committee or any committees performing similar functions. As there are only six Directors serving on the Board, it is the view of the Board that all Directors should participate in the process for the nomination and review of potential Director candidates and for the review of the Company’s executive pay practices. Accordingly, Julie Smolyansky, Ludmila Smolyansky and Juan Carlos Dalto, who are not considered independent, participate in the nominating process, in the review of executive employment contracts and in review of the Company’s executive compensation practices, together with the independent directors.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES.

AUDIT FEES

In 2008 and 2007, Plante & Moran, PLLC, billed Lifeway approximately $153,550 and $151,000, respectively, for professional services rendered for the audit of Lifeway’s annual financial statements and review of financial statements included in Lifeway’s Forms 10-QSB or services that are normally provided in connection with statutory and regulatory filings or engagements in 2007 and 2008.

AUDIT-RELATED FEES

None.

TAX FEES

No professional services were rendered by Plante & Moran, PLLC to Lifeway regarding tax advice, tax compliance and tax planning during 2007 and 2008.

ALL OTHER FEES

No other fees were billed to Lifeway by Plante during 2007 and 2008 other than those described in this report.

No hours expended by Plante & Moran. PLLC in its engagement to audit Lifeway’s financial statements for the most recent fiscal year were attributable to work performed by persons other than Plante’s full-time permanent employees. The Audit Committee has approved 100% of all services performed by Plante for Lifeway and disclosed above.

AUDIT COMMITTEE PRE-APPROVAL POLICIES AND PROCEDURES

The Lifeway Audit Committee (the “Committee”), comprised of Messrs. Julie Oberweis, Pol Sikar and Renzo Bernardi, pre-approved Plante & Moran, PLLC as the Company’s independent auditor for the year-ended December 31, 2008 and has adopted the following guidelines regarding the engagement of the Company’s independent auditor to perform services for the Company:

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

For non-audit services, the Company’s management will submit to the Committee for approval (during the second or third quarter of each fiscal year) the list of non-audit services that it recommends the Committee engage the independent auditor to provide for the fiscal year. Company management and the independent auditor will each confirm to the Committee that each non-audit service on the list is permissible under all applicable legal requirements. In addition to the list of planned non-audit services, a budget estimating non-audit service spending for the fiscal year will be provided. The Committee will approve both the list of permissible non-audit services and the budget for such services. The Committee will be informed routinely as to the non-audit services actually provided by the independent auditor pursuant to this pre-approval process.

To ensure prompt handling of unexpected matters, the Committee delegates to either member thereof the authority to amend or modify the list of approved permissible non-audit services and fees. Either member will report action taken to the Committee at the next Committee meeting.

The independent auditor must ensure that all audit and non-audit services provided to the Company have been approved by the Committee. The Chief Financial Officer will be responsible for tracking all independent auditor fees against the budget for such services and report at least annually to the Committee.

PART IV

 ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

A list of the Financial Statements and Financial Statement Schedules filed as part of this Report is set forth in Item 8, which list is incorporated herein by reference.

EXHIBITS

2.1
Stock Purchase Agreement dated February 6, 2009 by and among Lifeway Foods, Inc., Iyla Mandel and Michael Edelson (incorporated by reference to Exhibit 2.1 of Lifeway’s Current Report on Form 8-K dated February 6, 2009 and filed February 13, 2009).  (File No. 000-17363)

2.2
Real Property Agreement dated February 6, 2009 by and among Lifeway Foods, Inc., Ilya Mandel and Michael Edelson (incorporated by reference to Exhibit 2.2 of Lifeway’s Current Report on Form 8-K dated February 6, 2009 and filed on February 13, 2009).  (File No. 000-17363)

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

4.2	Revolving Note dated February 6, 2009 (incorporated by reference to Exhibit 10.2 on Lifeway’s Current Report on Form 8-K dated February 6, 2009 and filed on February 13, 2009). (File No. 000-17363).

4.3	Term Note dated February 6, 2009 (incorporated by reference to Exhibit 10.3 on Lifeway’s Current Report on Form 8-K dated February 6, 2009 and filed on February 13, 2009). (File No. 000-17363).

10.1	Lifeway Foods, Inc. Consulting and Services Compensation Plan, dated June 5, 1995 (incorporated by reference to Lifeway’s Registration Statement on Form S-8, File No. 33-93306). (File No. 000-17363)

10.2
Stock Purchase Agreement with Danone Foods, Inc., dated October 1, 1999 (incorporated by reference to Exhibit 10.10 of Lifeway’s Current Report on Form 8-K dated October 1, 1999, and filed October 12, 1999).  (File No. 000-17363)

10.3
Employment Agreement, dated September 12, 2002, between Lifeway Foods, Inc. and Julie Smolyansky (incorporated by reference to Exhibit 10.14 of Amendment No. 2 filed April 30, 2003 to Lifeway’s Quarterly Report on Form 10-QSB/A for the quarter ended September 30, 2002). (File No. 000-17363)

10.4
Stock Purchase Agreement dated as of July 27, 2006, among Lifeway Foods, Inc., George Economy, Amani Holdings, LLC, the other shareholders of Helios Nutrition, Ltd. and Pride of Main Street Dairy, L.L.C. (incorporated by reference to Exhibit 10.1 of Lifeway’s Current Report on Form 8-K dated August 9, 2006 and filed on August 9, 2006). (File No. 000-17363)

10.5
Fourth Extension to Stockholders’ Agreement, dated May 3, 2006, between Lifeway Foods, Inc. and DS Waters, L.P. (incorporated by reference to Exhibit 99.1 of Lifeway’s Current Report on Form 8-K dated April 28, 2006 and filed on May 5, 2006). (File No. 0-17363)

10.6
Fifth Extension to Stockholders’ Agreement, dated December 26, 2006, between Lifeway Foods, Inc. and DS Waters, L.P. (incorporated by reference to Exhibit 10.1 of Lifeway’s Current Report on Form 8-K dated January 3, 2007 and filed on January 3, 2007). (File No. 000-17363)

10.7
Sixth Extension to Stockholders’ Agreement, dated December 31, 2007, between Lifeway Foods, Inc. and DS Waters, L.P. (incorporated by reference to Exhibit 10.1 of Lifeway’s Current Report on Form 8-K dated December 31, 2007 and filed on January 3, 2008). (File No. 000-17363)

10.8
Seventh Extension to Stockholders’ Agreement, dated January 15, 2009, between Lifeway Foods, Inc. and  DS Waters, L.P. (incorporated by reference to Exhibit 10.1 of Lifeway’s Current Report on Form 8-K dated January 15, 2009 and filed on January 16, 2009). (File No. 000-17363)

10.9
Loan and Security Agreement dated February 6, 2009 by and among Lifeway Foods, Inc., Fresh Made, Inc., LFI Enterprises, Inc., Helios Nutrition Limited, Pride Main Street Dairy, LLC and Starfruit, LLC and The Private Bank and Trust Company (incorporated by reference to Exhibit 10.1 of Lifeway’s Current Report on Form 8-K dated February 6, 2009 and filed on February 13, 2009).  (File No. 000-17363)

11	Statement re: computation of per share earnings. (Incorporated by reference to Note 2 of the Consolidated Financial Statements).

14	Code of Ethics (incorporated by reference to Exhibit 14 on Lifeway’s Annual Report on Form 10-KSB for the year ended December 31, 2007 and filed on March 31, 2008). (File No. 000-17363).

21	List of Subsidiaries of the Registrant

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Rule 13a-14(a)/15d-14(a) Certification of Julie Smolyansky

31.2	Rule 13a-14(a)/15d-14(a) Certification of Edward P. Smolyansky

32.1	Section 1350 Certification of Julie Smolyansky

32.2	Section 1350 Certification of Edward P. Smolyansky

99.1	Press Release dated March 31, 2009 – “Lifeway Foods Reports 4th Quarter and Twelve Months Ended December 31, 2008 Results.”

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIFEWAY FOODS, INC.

By:	/s/ Julie Smolyansky
Julie Smolyansky
Chief Executive Officer, President, and Director

By:	/s/ Edward P. Smolyansky
Edward P. Smolyansky
Chief Financial and Accounting Officer and Treasurer
Date:   March 31, 2009

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

/s/ Julie Smolyansky
Julie Smolyansky
Date: March 31, 2009	Chief Executive Officer, President, and Director

/s/ Ludmila Smolyansky
Ludmila Smolyansky
Date: March 31, 2009	Chairperson of the Board of Directors

/s/ Pol Sikar
Pol Sikar
Date: March 31, 2009	Director

Juan Carlos Dalto
Date: March 31, 2009	Director

/s/ Renzo Bernardi
Renzo Bernardi
Date: March 31, 2009	Director

Julie Oberweis
Date:	Director

INDEX OF EXHIBITS

2.1
Stock Purchase Agreement dated February 6, 2009 by and among Lifeway Foods, Inc., Iyla Mandel and Michael Edelson (incorporated by reference to Exhibit 2.1 of Lifeway’s Current Report on Form 8-K dated February 6, 2009 and filed February 13, 2009).  (File No. 000-17363)

2.2
Real Property Agreement dated February 6, 2009 by and among Lifeway Foods, Inc., Ilya Mandel and Michael Edelson (incorporated by reference to Exhibit 2.2 of Lifeway’s Current Report on Form 8-K dated February 6, 2009 and filed on February 13, 2009).  (File No. 000-17363)

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

4.2	Revolving Note dated February 6, 2009 (incorporated by reference to Exhibit 10.2 on Lifeway’s Current Report on Form 8-K dated February 6, 2009 and filed on February 13, 2009). (File No. 000-17363).

4.3	Term Note dated February 6, 2009 (incorporated by reference to Exhibit 10.3 on Lifeway’s Current Report on Form 8-K dated February 6, 2009 and filed on February 13, 2009). (File No. 000-17363).

10.1	Lifeway Foods, Inc. Consulting and Services Compensation Plan, dated June 5, 1995 (incorporated by reference to Lifeway’s Registration Statement on Form S-8, File No. 33-93306). (File No. 000-17363)

10.2
Stock Purchase Agreement with Danone Foods, Inc., dated October 1, 1999 (incorporated by reference to Exhibit 10.10 of Lifeway’s Current Report on Form 8-K dated October 1, 1999, and filed October 12, 1999). (File No. 000-17363)

10.3
Employment Agreement, dated September 12, 2002, between Lifeway Foods, Inc. and Julie Smolyansky (incorporated by reference to Exhibit 10.14 of Amendment No. 2 filed April 30, 2003 to Lifeway’s Quarterly Report on Form 10-QSB/A for the quarter ended September 30, 2002). (File No. 000-17363)

10.4
Stock Purchase Agreement dated as of July 27, 2006, among Lifeway Foods, Inc., George Economy, Amani Holdings, LLC, the other shareholders of Helios Nutrition, Ltd. and Pride of Main Street Dairy, L.L.C. (incorporated by reference to Exhibit 10.1 of Lifeway’s Current Report on Form 8-K dated August 9, 2006 and filed on August 9, 2006). (File No. 000-17363)

10.5
Fourth Extension to Stockholders’ Agreement, dated May 3, 2006, between Lifeway Foods, Inc. and DS Waters, L.P. (incorporated by reference to Exhibit 99.1 of Lifeway’s Current Report on Form 8-K dated April 28, 2006 and filed on May 5, 2006). (File No. 0-17363)

10.6
Fifth Extension to Stockholders’ Agreement, dated December 26, 2006, between Lifeway Foods, Inc. and DS Waters, L.P. (incorporated by reference to Exhibit 10.1 of Lifeway’s Current Report on Form 8-K dated January 3, 2007 and filed on January 3, 2007). (File No. 000-17363)

10.7
Sixth Extension to Stockholders’ Agreement, dated December 31, 2007, between Lifeway Foods, Inc. and DS Waters, L.P. (incorporated by reference to Exhibit 10.1 of Lifeway’s Current Report on Form 8-K dated December 31, 2007 and filed on January 3, 2008). (File No. 000-17363)

10.8
Seventh Extension to Stockholders’ Agreement, dated January 15, 2009, between Lifeway Foods, Inc. and  DS Waters, L.P. (incorporated by reference to Exhibit 10.1 of Lifeway’s Current Report on Form 8-K dated January 15, 2009 and filed on January 16, 2009). (File No. 000-17363)

10.9
Loan and Security Agreement dated February 6, 2009 by and among Lifeway Foods, Inc., Fresh Made, Inc., LFI Enterprises, Inc., Helios Nutrition Limited, Pride Main Street Dairy, LLC and Starfruit, LLC and The Private Bank and Trust Company (incorporated by reference to Exhibit 10.1 of Lifeway’s Current Report on Form 8-K dated February 6, 2009 and filed on February 13, 2009).  (File No. 000-17363)

11	Statement re: computation of per share earnings. (Incorporated by reference to Note 2 of the Consolidated Financial Statements).

14	Code of Ethics (incorporated by reference to Exhibit 14 on Lifeway’s Annual Report on Form 10-KSB for the year ended December 31, 2007 and filed on March 31, 2008). (File No. 000-17363).

21	List of Subsidiaries of the Registrant

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Rule 13a-14(a)/15d-14(a) Certification of Julie Smolyansky

31.2	Rule 13a-14(a)/15d-14(a) Certification of Edward P. Smolyansky

32.1	Section 1350 Certification of Julie Smolyansky

32.2	Section 1350 Certification of Edward P. Smolyansky

99.1	Press Release dated March 31, 2009 – “Lifeway Foods Reports 4th Quarter and Twelve Months Ended December 31, 2008 Results.”