Form 10-Q
period 2009-03-31
LIFEWAY FOODS INC
filed 2009-05-15
CIK 814586

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
______________________________________

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  March 31, 2009

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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☐   No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data file required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes  ☐   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of April 30, 2009, the issuer had 16,819,920 shares of common stock, no par value, outstanding.

LIFEWAY FOODS, INC.
CONTENTS TO FORM 10-Q

LIFEWAY FOODS, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2009 and 2008

AND DECEMBER 31, 2008

LIFEWAY FOODS, INC. AND SUBSIDIARIES
Consolidated Statements of Financial Condition
March 31, 2009 and 2008 (Unaudited) and December 31, 2008

	(Unaudited)
	March 31,		December 31,
	2009	2008	2008
ASSETS

Current assets
Cash and cash equivalents	$607,098	$392,790	$277,248
Marketable securities	4,286,451	6,790,850	5,262,168
Inventories	3,641,748	3,669,990	3,097,542
Accounts receivable, net of allowance for doubtful accounts of $35,011 and $39,460 at March 31, 2009 and 2008 and $110,011 at December 31, 2008	6,062,316	4,926,058	4,765,865
Prepaid expenses and other current assets	23,051	9,087	23,226
Other receivables	27,472	134,298	40,314
Deferred income taxes	862,607	467,695	919,649
Refundable income taxes	73,174	—	356,416
Total current assets	15,583,917	16,390,768	14,742,428

Property and equipment, net	13,723,923	9,854,945	11,062,714

Intangible assets
Goodwill and other non amortizable brand asset	12,253,845	5,414,858	5,414,858
Other intangible assets, net of accumulated amortization of $1,092,112 and $681,837 at March 31, 2009 and 2008 and $921,422 at December 31, 2008	6,765,526	3,175,801	2,936,216
Total intangible assets	19,019,371	8,590,659	8,351,074

Other assets	500,000	500,000	500,000

Total assets	$48,827,211	$35,336,372	$34,656,216

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Current maturities of notes payable	$6,982,001	$1,131,725	$928,444
Accounts payable	2,368,732	1,966,926	2,260,272
Accrued expenses	486,718	392,384	458,282
Margin payable	423,032	—	—
Accrued income taxes	—	203,529	—
Total current liabilities	10,260,483	3,694,564	3,646,998

Notes payable	8,376,389	3,813,825	3,108,014

Deferred income taxes	1,763,059	1,679,859	1,607,155

Stockholders’ equity
Common stock, no par value; 20,000,000 shares authorized; 17,273,776 shares issued; 16,843,476 shares outstanding at March 31, 2009; 17,273,776 shares issued; 16,792,826 shares outstanding at March 31, 2008; and 17,273,776 shares issued; 16,720,842 shares outstanding at December 31, 2008	6,509,267	6,509,267	6,509,267
Paid-in-capital	1,886,375	1,137,709	1,202,009
Treasury stock, at cost	(3,056,859)	(2,437,517)	(3,302,025)
Retained earnings	23,931,173	21,360,037	22,383,707
Accumulated other comprehensive loss, net of taxes	(842,676)	(421,372)	(498,909)
Total stockholders’ equity	28,427,280	26,148,124	26,294,049

Total liabilities and stockholders’ equity	$48,827,211	$35,336,372	$34,656,216

See accompanying notes to financial statements

LIFEWAY FOODS, INC. AND SUBSIDIARIES
Consolidated Statements of Income and Comprehensive Income
For the Three Months Ended March 31, 2009 and 2008 (Unaudited)
and the Year Ended December 31, 2008

	(Unaudited)
	Three Months Ended		Year Ended
	March 31,		December 31,
	2009	2008	2008

Sales	$13,736,080	$11,122,238	$44,461,455

Cost of goods sold	8,000,052	7,442,083	30,926,114
Depreciation expense	216,774	189,424	777,715

Total cost of goods sold	8,216,826	7,631,507	31,703,829

Gross profit	5,519,254	3,490,731	12,757,626

Selling Expenses	1,307,925	1,059,166	4,098,176
General and Administrative	1,497,126	985,046	4,149,010
Amortization expense	170,690	79,861	319,446

Total Operating Expenses	2,975,741	2,124,073	8,566,632

Income from operations	2,543,513	1,366,658	4,190,994

Other income (expense):
Interest and dividend income	62,211	103,133	343,329
Rental Income	9,347	11,647	48,886
Interest expense	(154,383)	(85,956)	(298,619)
Impairment of marketable securities			(958,879)
Gain (loss) on sale of marketable securities, net	(149,790)	51,029	(733,647)
Total other income (Expense)	(232,615)	79,853	(1,598,930)

Income before provision for income taxes	2,310,898	1,446,511	2,592,064

Provision for income taxes	763,432	557,906	679,789

Net income	$1,547,466	$888,605	$1,912,275

Basic and diluted earnings per common share	0.09	0.05	0.11

Weighted average number of shares outstanding	16,846,671	16,814,740	16,765,080

COMPREHENSIVE INCOME

Net income	$1,547,466	$888,605	$1,912,275

Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on marketable securities (net of tax benefits)	(343,767)	(182,376)	(720,517)
Less reclassification adjustment for (gains) losses included in net income (net of taxes)		(29,954)	430,651

Comprehensive income	$1,203,699	$676,275	$1,622,409

See accompanying notes to financial statements

LIFEWAY FOODS, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholder’s Equity
For the Three Months Ended March 31, 2009 (Unaudited)
and the Year Ended December 31, 2008

	Common Stock, No Par Value		#					Accumulated
	20,000,000 Shares		of Shares					Other
	Authorized		of					Comprehensive
	# of Shares	# of Shares	Treasury	Common	Paid In	Treasury	Retained	Income (Loss),
	Issued	Outstanding	Stock	Stock	Capital	Stock	Earnings	Net of Tax	Total

Balances at December 31, 2007	17,273,776	16,827,726	446,050	6,509,267	1,120,669	(2,078,165)	20,471,432	(209,043)	25,814,160

Redemption of stock	—	(112,009)	112,009	—	—	(1,239,488)	—	—	(1,239,488)

Issuance of treasury stock for compensation	—	8,750	(8,750)	—	81,340	15,628	—	—	96,968

Other comprehensive income (loss):
Unrealized losses on securities, net of taxes and reclassification adjustment	—	—	—	—	—	—	—	(289,866)	(289,866)

Net income for the year ended December 31, 2008	—	—	—	—	—	—	1,912,275	—	1,912,275

Balances at December 31, 2008	17,273,776	16,724,467	549,309	6,509,267	1,202,009	(3,302,025)	22,383,707	(498,909)	26,294,049

Redemption of stock	—	(15,195)	15,195	—	—	(101,628)	—	—	(101,628)

Issuance of treasury stock for compensation	—	5,257	(5,257)	—	39,628	11,532	—	—	51,160

Issuance of treasury stock for Fresh Made acquisition	—	128,947	(128,947)	—	644,738	335,262	—	—	980,000

Other comprehensive income (loss):
Unrealized gains on securities, net of taxes and reclassification adjustment	—	—	—	—	—	—	—	(343,767)	(343,767)

Net income for the three months ended March 31, 2009	—	—	—	—	—	—	1,547,466	—	1,547,466

Balances at March 31, 2009	17,273,776	16,843,476	430,300	$6,509,267	$1,886,375	$(3,056,859)	$23,931,173	$(842,676)	$28,427,280

See accompanying notes to financial statements

LIFEWAY FOODS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 2009 and 2008 (Unaudited)
and the Year Ended December 31, 2008

	March 31,	March 31,	December 31,
	2009	2008	2008

Cash flows from operating activities:
Net income	$1,547,466	$888,605	$1,912,275
Adjustments to reconcile net income to net cash flows from operating activities, net of acquisition:
Depreciation and amortization	387,464	269,285	1,092,995
(Gain)Loss on sale of marketable securities, net	149,790	(51,029)	733,647
Impairment of marketable securities	—	—	958,879
Deferred income taxes	8,549	(39,280)	(509,386)
Treasury stock issued for compensation	51,160	20,790	96,968
Increase (decrease) in allowance for doubtful accounts	—	—	70,551
(Increase) decrease in operating assets:
Accounts receivable	(1,136,258)	(716,396)	(626,754)
Other receivables	106,826	(91,187)	2,797
Inventories	28,242	(163,436)	409,012
Refundable income taxes	(155,386)	240,880	(115,536)
Prepaid expenses and other current assets	(13,965)	12,166	(1,973)
Increase (decrease) in operating liabilities:
Accounts payable	401,833	372,596	665,942
Accrued expenses	94,334	(21,655)	44,243
Margin payable	423,032	—	—
Accrued income taxes	(197,694)	203,529	—
Net cash provided by operating activities	1,695,393	924,868	4,733,660

Cash flows from investing activities:
Purchases of marketable securities	(1,757,574)	(1,976,684)	(5,782,452)
Sale of marketable securities	2,318,620	1,864,617	5,323,423
Purchases of property and equipment	(349,849)	(365,421)	(2,157,315)
Acquisition of Fresh Made, net of cash acquired	(2,850,888)	—	—
Net cash used in investing activities	(2,639,691)	(477,488)	(2,616,344)

Cash flows from financing activities:
Proceeds of note payable	1,729,990	—	—
Purchases of treasury stock, net	(101,628)	(363,102)	(1,239,488)
Repayment of notes payable	(354,214)	(287,373)	(1,196,465)
Net cash used in financing activities	1,274,148	(650,475)	(2,435,953)

Net increase (decrease) in cash and cash equivalents	329,850	(203,095)	(318,637)

Cash and cash equivalents at the beginning of the period	277,248	595,885	595,885

Cash and cash equivalents at the end of the period	$607,098	$392,790	$277,248

See accompanying notes to financial statements

LIFEWAY FOODS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2009 and 2008
and December 31, 2008

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

Note 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of the significant accounting policies applied in the preparation of the accompanying financial statements follows:

Principles of consolidation
The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, LFI Enterprises, Inc., Helios Nutrition, Ltd., Pride of Main Street, L.L.C., Starfruit, L.L.C. and Fresh Made Dairy. All significant intercompany accounts and transactions have been eliminated.

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

LIFEWAY FOODS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2009 and 2008
and December 31, 2008

Note 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Bank balances of amounts reported by financial institutions are categorized as follows:

	March 31,		December 31,
	2009	2008	2008
Amounts insured	$648,222	$280,180	$847,711
Uninsured and uncollateralized amounts	—	762,102	—
Total bank balances	$648,222	$1,042,282	$847,711

Marketable securities
All investment securities are classified as available-for-sale, are carried at fair value or quoted market prices. Unrealized gains and on available-for-sale securities losses are reported as a separate component of stockholders’ equity. Amortization, accretion, interest and dividends, realized gains and losses, and declines in value judged to be other-than-temporary on available-for-sale securities are recorded in other income. All of the Company’s securities are subject to a periodic impairment evaluation. This evaluation depends on the specific facts and circumstances. Factors that we consider in determining whether an other-than-temporary decline in value has occurred include: the market value of the security in relation to its cost basis; the financial condition of the investee; and the intent and ability to retain the investment for a sufficient period of time to allow for possible recovery in the market value of the investment.

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
March 31, 2009 and 2008
and December 31, 2008

Note 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – Continued

Property and equipment are being depreciated over the following useful lives:

Category	Years
Buildings and improvements	31 and 39
Machinery and equipment	5 – 12
Office equipment	5 – 7
Vehicles	5

Intangible assets
The Company accounts for intangible assets at historical cost.  Intangible assets acquired in a business combination are recorded under the purchase method of accounting at their estimated fair values at the date of acquisition.  Goodwill represents the excess purchase price over the fair value of the net tangible and other intangible assets acquired.  Goodwill is not amortized and is reviewed for impairment at least annually.  Brand assets represent the fair value of brands acquired.  Brand assets have an indefinite life, therefore are not amortized, rather are reviewed periodically for impairment.  The Company amortizes other intangible assets over their estimated useful lives, as disclosed in the table below.

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

Intangible assets are being amortized over the following useful lives:

Category	Years
Recipes	4
Customer lists and other customer related intangibles	7-10
Lease agreement	7
Trade names	15
Formula	10
Customer relationships	12

LIFEWAY FOODS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2009 and 2008
and December 31, 2008

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

Advertising costs
The Company expenses advertising costs as incurred.  During the year ended December 31, 2008 and for the three months ended March 31, 2009 and 2008, approximately $1,530,207, $347,247 and $403,623 of such costs respectively, were expensed.

Earning per common share
Earnings per common share were computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period.  For the three months ended March 31, 2009 and 2008 and the year ended December 31, 2008, diluted and basic earnings per share were the same, as the effect of dilutive securities options outstanding was not significant.

LIFEWAY FOODS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2009 and 2008
and December 31, 2008

Note 3 – Acquisition

On February 6, 2009, the Company completed a Stock Purchase Agreement (the “Stock Agreement”) by and among Lifeway, Ilya Mandel, an individual and Michael Edelson, an individual (each a “Seller” and collectively “Sellers”).

Lifeway purchased from Sellers all of the issued and outstanding stock (the “Shares”) of Fresh Made, Inc., a Pennsylvania corporation (“Fresh”).  The consideration for the Shares was an aggregate of $8,048,000, less certain offsets for any selling expenses in excess of certain limits set forth in the Stock Agreement and other payments and funded debt all as set forth in the Stock Agreement, a note in the principal amount of $2,735,000, due on February 6, 2011, 128,948 shares of common stock of Lifeway valued at a total of $980,000 (“Lifeway’s Common Stock”), the cancellation of a loan in the principal amount of $265,000 and not more than $98,000 in funds held in Fresh’s two accounts with Vist Financial Corp.  The issuance of Lifeway’s Common Stock was exempted from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

Also on February 6, 2009, Lifeway entered into and consummated a Real Property Purchase Agreement (the “Real Property Agreement”) by and among Sellers and Lifeway.  Pursuant to the Real Property Agreement, Lifeway acquired 1.1355 acres of land in Philadelphia, PA (the “Property”) from Sellers.  The consideration for the Property was $2,000,000.

The acquisition was accounted for using the purchase accounting method of accounting, and accordingly, the purchase price was allocated to assets acquired and the liabilities assumed based on the fair value as of the merger date.  Acquisition costs for legal and professional fees have been included in General and Administrative costs.

The estimated fair value of assets acquired, including the real property, and liabilities assumed consisted of the following:

Cash and cash equivalents	$226,000
Accounts receivable (contractual amounts totaling $546,000)	546,000
Other current assets	373,000
Building and other fixed assets	2,528,000
Customer list	4,000,000
Non amortizable goodwill and brand asset	6,816,000
Current liabilities	(461,000)
Total fair value of assets acquired and laiblities assumed	$14,028,000

Note 4 – INTANGIBLE ASSETS

Intangible assets, and the related accumulated amortization, consist of the following:

	March 31, 2009		March 31, 2008		December 31, 2008
	Cost	Accumulated Amortization	Cost	Accumulated Amortization	Cost	Accumulated Amortization
Recipes	$43,600	$43,600	$43,600	$38,831	$43,600	$43,600
Customer lists and other customer related intangibles	4,305,200	284,052	305,200	151,873	305,200	182,938
Lease acquisition	87,200	58,133	87,200	45,676	87,200	55,019
Other	6,638	6,638	6,638	3,651	6,638	4,647
Customer relationship	985,000	218,889	985,000	136,806	985,000	198,368
Contractual backlog	12,000	12,000	12,000	12,000	12,000	12,000
Trade names	1,980,000	352,000	1,980,000	220,000	1,980,000	319,000
Formula	438,000	116,800	438,000	73,000	438,000	105,850
	$7,857,638	$1,092,112	$3,857,638	$681,837	$3,857,638	$921,422

Amortization expense is expected to be as follows for the 12 months ending March 31:

2010	$672,614
2011	669,375
2012	661,402
2013	635,450
2014	624,550
Thereafter	3,502,135
$6,765,526

Amortization expense during the three months ended March 31, 2009 and 2008 and for the year ended December 31, 2008 was $170,690, $79,861 and $319,446, respectively.

Goodwill and brand assets increased during the period ending March 31, 2009 due to the acquisition of Fresh Made (See Note 3).

Note 5 – MARKETABLE SECURITIES

The cost and fair value of marketable securities classified as available for sale are as follows:

March 31, 2009	Cost	Unrealized Gains	Unrealized Losses		Fair Value

Equities	$1,429,461	$46,956	$	(363,537)	$1,112,880
Mutual Funds	704,256	160		(376,113)	328,303
Preferred Securities	826,295	—		(397,324)	428,971
Corporate Bonds	506,165	2,959		(25,193)	483,931
Government agency Obligations	1,929,788	6,539		(3,961)	1,932,366
Total	$5,395,965	$56,614	$	(1,166,128)	$4,286,451

LIFEWAY FOODS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2009 and 2008
and December 31, 2008

Note 5 – MARKETABLE SECURITIES - Continued

March 31, 2008	Cost	Unrealized Gains	Unrealized Losses		Fair Value

Equities	$3,074,223	$114,067	$	(481,142)	$2,707,148
Mutual Funds	927,055	3,744		(144,622)	786,177
Preferred Securities	1,655,421	7,680		(167,259)	1,495,842
Corporate Bonds	1,249,426	1,585		(55,070)	1,195,942
Municipal Bonds	4,586	330		—	4,916
Government agency Obligations	597,978	2,956		(108)	600,825
Total	$7,508,689	$130,362	$	(848,201)	$6,790,850

December 31, 2008	Cost	Unrealized Gains	Unrealized Losses		Fair Value

Equities	$2,116,004	$75,333	$	(279,487)	$1,911,850
Mutual Funds	888,182	202		(339,970)	548,414
Preferred Securities	1,541,423	13,075		(308,963)	1,245,535
Corporate Bonds	783,761	1,559		(19,289)	766,031
Municipal Bonds	4,586	414		—	5,000
Government agency Obligations	778,140	8,668		(1,470)	785,338
Total	$6,112,096	$99,251	$	(949,179)	$5,262,168

Proceeds from the sale of marketable securities were $5,323,423, $2,318,620 and $1,864,617 during the year ended December 31, 2008 and for the three months ended March 31, 2009 and 2008 respectively.

Gross gains of $384,574, $103,520 and $217,112 and gross losses of $1,118,221, $243,310 and $166,083 were realized on these sales during the year ended December 31, 2008 and for the three months ended March 31, 2009 and 2008, respectively.

The following table shows the gross unrealized losses and fair value of Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2009:

LIFEWAY FOODS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2009 and 2008
and December 31, 2008

Note 5 – MARKETABLE SECURITIES - Continued

	Less Than 12 Months			12 Months or Greater			Total
Description of Securities	Fair Value	Unrealized Losses		Fair Value	Unrealized Losses		Fair Value	Unrealized Losses

Equities	$872,423	$	(316,691)	$59,422	$	(46,846)	$931,845	$	(363,537)
Mutual Funds	148,400		(71,155)	172,520		(304,958)	320,920		(376,113)
Preferred Securities	180,313		(15,874)	248,658		(381,450)	428,971		(397,324)
Corporate Bonds	24,233		(714)	274,811		(24,479)	299,044		(25,193)
Government Agency Obligations	—		—	695,308		(3,961)	695,308		(3,961)
	$1,225,369	$	(404,434)	$1,450,719	$	(761,694)	$2,676,088	$	(1,166,128)

For the year ended December 31, 2008, we recorded other than temporary impairments related to investments in marketable securities in certain investments of $958,879.  The impairments recognized relate to securities that were in an unrealized loss position at December 31, 2008 that were subsequently sold and equity holdings that we consider other than temporarily impaired due to the recent performance of the issuers of those securities.

Equities, Mutual Funds, Corporate Bonds and Government Agency Obligations - The Company’s investments in equity securities, mutual funds, corporate bonds and government agency obligations consist of investments in common stock, preferred stock and debt securities of companies in various industries.  The Company evaluated the near-term prospects of the issuer in relation to the severity and duration of the impairment. Based on that evaluation and the Company’s ability and intent to hold these investments for a reasonable period of time sufficient for a forecasted recovery of fair value, the Company does not consider any material investments to be other-than-temporarily impaired at March 31, 2009.

Preferred Securities - The Company’s investments in preferred securities consist of investments in preferred stock of companies in various industries.  The Company evaluated the continuing performance of the securities, the credit worthiness of the issuers as well as the near-term prospects of the security in relation to the severity and duration of the impairment. Based on that evaluation and the Company’s ability and intent to hold these investments for a reasonable period of time sufficient for a forecasted recovery of fair value, the Company does not consider any material investments to be other-than-temporarily impaired at March 31, 2009.

LIFEWAY FOODS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2009 and 2008
and December 31, 2008

Note 6 – INVENTORIES

Inventories consist of the following:

	March 31,		December 31,
	2009	2008	2008
Finished goods	$1,397,435	$1,201,472	$1,343,811
Production supplies	1,661,817	1,357,834	1,291,484
Raw materials	582,496	1,110,684	462,247
Total inventories	$3,641,748	$3,669,990	$3,097,542

Note 7 – PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	March 31,		December 31,
	2009	2008	2008
Land	$969,232	$969,232	$969,232
Buildings and improvements	9,569,074	6,772,762	7,138,042
Machinery and equipment	9,605,436	8,166,465	8,229,202
Vehicles	964,956	581,458	610,558
Office equipment	184,609	102,830	180,351
Construction in process	2,630,334	1,047,623	2,309,045
	23,923,641	17,640,370	19,436,430
Less accumulated depreciation	10,199,718	7,785,425	8,373,716
Total property and equipment	$13,723,923	$9,854,945	$11,062,714

Depreciation expense during the year ended December 31, 2008 and for the three months ended March 31, 2009 and 2008 was $777,715, $216,774  and $189,424, respectively.

Note 8 – ACCRUED EXPENSES

Accrued expenses consist of the following:

	March 31,		December 31,
	2009	2008	2008
Accrued payroll and payroll taxes	$181,384	$101,670	$98,089
Accrued property tax	225,303	220,253	291,819
Other	80,031	70,461	68,374
	$486,718	$392,384	$458,282

LIFEWAY FOODS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2009 and 2008
and December 31, 2008

Note 9 – NOTES PAYABLE

Notes payable consist of the following:
	March 31,		December 31,
	2009	2008	2008
Mortgage note payable to a bank, payable in monthly installments of $3,273 including interest at 7%, with a balloon payment of $416,825 due September 25, 2011. Collateralized by real estate.	—	$444,499	$438,926

Mortgage note payable to a bank, payable in monthly installments of $19,513 including interest at 5.6%, with a balloon payment of $2,652,143 due July 14, 2010. Collateralized by real estate.	—	2,816,481	2,760,288

Note payable to Amani Holding LLC, payable in quarterly installments of $262,500 plus interest at the floating prime rate per annum (7.25% at December 31, 2007) due September 1, 2010 secured by letter of credit.	574,308	1,684,570	837,244

Note payable to Private Bank in monthly installments of $42,222, plus variable interest rate, currently at 2.945%, with a balloon payment of $5,066,667 due February 6, 2014. Collateralized by substantially all assets of the Company.	7,515,555	—	—

Line of credit with Private Bank at variable interest rate, currently at 2.945%, due on February 6, 2010. Collateralized by real estate.	2,600,000	—	—

Line of credit with Morgan Stanley at variable interest rate, currently at 2.40%. Secured by marketable securities.	1,933,527	—	—

Subordinated notes payable to Ilya Mandel & Michael Edelson, payable in quarterly installments of $341,875, plus interest at the floating rate per annum (3.3% at March 31, 2009) due February 6, 2011.	2,735,000	—	—

Total notes payable	15,358,390	4,945,550	4,036,458
Less current maturities	6,982,001	1,131,725	928,444

Total long-term portion	$8,376,389	$3,813,825	$3,108,014

LIFEWAY FOODS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2009 and 2008
and December 31, 2008

Note 9 – NOTES PAYABLE - Continued

Maturities of notes payables are as follows:

For the Period Ended March 31,
2010	$6,982,001
2011	1,874,167
2012	506,667
2013	506,667
2014	5,488,888
Total	$15,358,390

Note 10 – PROVISION FOR INCOME TAXES

The provision for income taxes consists of the following:

			For the
	For the Three Months Ended		Year Ended
	March 31,		December 31,
	2009	2008	2008
Current:
Federal	$610,611	$488,599	$1,005,159
State and local	144,272	108,587	184,016
Total current	754,883	597,186	1,189,175
Deferred	8,549	(39,280)	(509,386)
Provision for income taxes	$763,432	$557,906	$679,789

A reconciliation of the provision for income taxes and the income tax computed at the statutory rate is as follows:

			For the
	For the Three Months Ended		Year Ended
	March 31,		December 31,
	2009	2008	2008
Federal income tax expense computed at the statutory rate	$828,045	$491,814	$881,302
State and local tax expense, net	116,900	69,433	124,419
Permanent differences	(181,513)	(3,341)	(150,772)
Other	—	—	(175,160)
Provision for income taxes	$763,432	$557,906	$679,789

LIFEWAY FOODS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2009 and 2008
and December 31, 2008

Note 10 – PROVISION FOR INCOME TAXES - Continued

Amounts for deferred tax assets and liabilities are as follows:

	March 31,				December 31,
	2009		2008		2008
Non-current deferred tax liabilities arising from: Temporary differences -
accumulated depreciation and amortization	$	(1,763,059)	$	(1,679,859)	$	(1,607,155)
Current deferred tax assets arising from:
Unrealized losses on marketable securities		458,320		296,468		351,020
Impairment of marketable securities		204,537		—		396,017
Inventory		154,315		154,930		127,177
Allowance for doubtful accounts		14,460		16,297		14,460
Allowance for promotions		30,975		—		30,975
Total current deferred tax assets (liabilities)		862,607		467,695		919,649
Net deferred tax liability	$	(900,452)	$	(1,212,164)	$	(687,506)

Note 11 – SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for interest and income taxes are as follows:

	For the Three Months Ended March 31,		For the Year Ended December 31,
	2009	2008	2008
Interest	$74,743	$85,956	$307,620
Income taxes	$454,526	$133,250	$1,288,428

Note 12 – STOCK AWARD AND STOCK OPTION PLANS

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

As of December 31, 2008 and at March 31, 2009 and 2008, there were no stock options outstanding or exercisable. There were approximately 940,000 shares available for issuance under the Plan at March 31, 2009.

LIFEWAY FOODS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2009 and 2008
and December 31, 2008

Note 12 – STOCK AWARD AND STOCK OPTION PLANS - Continued

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

Note 13 – FAIR VALUE MEASUREMENTS

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

LIFEWAY FOODS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2009 and 2008
and December 31, 2008

Note 13 – FAIR VALUE MEASUREMENTS - Continued

Disclosures concerning assets and liabilities measured at fair value are as follows:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at March 31, 2009
Assets
Investment securities- available - for - sale	$4,286,251	—	—	$4,286,251

Note 14 – RECENT ACCOUNTING PRONOUNCEMENTS

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

LIFEWAY FOODS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2009 and 2008
and December 31, 2008

Note 14 – RECENT ACCOUNTING PRONOUNCEMENTS - Continued

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

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Comparison of Quarter Ended March 31, 2009 to Quarter Ended March 31, 2008

The following analysis should be read in conjunction with the unaudited financial statements of the Company and related notes included elsewhere in this quarterly report and the audited financial statements and Management’s Discussion and Analysis contained in our Form 10-K, for the fiscal year ended December 31, 2008.

Results of Operations

Total consolidated group sales increased by $2,613,842, (approximately 24%) to $13,736,080 during the three month period ended March 31, 2009 from $11,122,238 during the same three month period in 2008. This increase is primarily attributable to increased sales and awareness of Lifeway’s flagship line, Kefir, as well as ProBugs™ Organic Kefir for kids.  Additionally, Lifeway recorded revenues from its February 6, 2009 acquisition of Fresh Made Dairy.  Included in the total group sales was $1,390,873 of revenue related to this acquisition and recorded from the period of February 7, 2009 to March 31, 2009.

Cost of goods sold as a percentage of sales was approximately 60% during the first quarter 2009, compared to about 69% during the same period in 2008. The decrease was primarily attributable to the decreased cost of conventional milk, our largest raw material, and the cost of transportation and other petroleum based production supplies.  Gross profit increased approximately 58% during the first quarter 2009, when compared with the same period in 2008.

Operating expenses as a percentage of sales were approximately 22% during the first quarter 2009, compared to about 19% during the same period in 2008. This increase is primarily attributable to the increase in professional fees related to the February 6, 2009 acquisition of Fresh Made Dairy and a 114% increase in amortization expense, a non cash expense, also related to the Fresh Made acquisition.   Many of the acquisition related professional fees are non recurring expenses.

Total operating income increased by $1,176,855, (approximately 86%) to $2,543,513 during the first quarter 2009, from $1,366,658 during the same period in 2008.

Total other expenses for the first quarter 2009 were $232,615 compared with total other income of $79,853 during the same period in 2008.  This increase is primarily attributable to a higher interest expense related to the February 6, 2009 Fresh Made acquisition.  Interest expenses during the first quarter 2009 were $154,383, which includes approximately a $55,000 pre -payment penalty on one of Lifeway’s real estate mortgages related to the financing of the acquisition.  This pre-payment expense is a non recurring expense.  Additionally, interest income decreased by $40,922 to $62,211 during the first quarter 2009 from $103,133 during the same period in 2008 primarily due to lower interest rates.

Total net income was $1,547,466 or $.09 per share for the first quarter ended March 31, 2009, compared with $888,605 or $.05 per share in the same period in 2008.  This represents a 74% increase in net income from the first quarter 2009 when compared to the same period in 2008.

Total intangible assets increased $10,428,712 to $19,019,371 as of March 31, 2009, up from $8,590,659 as of March 31, 2008.  This increase is primarily attributable to an increase in goodwill and other intangible assets related to the February 6, 2009 acquisition of Fresh Made Dairy.  Intangible assets are discussed in Note 4 of the Notes to Consolidated Financial Statements.

Total current liabilities increased $6,565,919 to $10,260,483 as of March 31, 2009, up from $3,694,564 as of March 31, 2008.  Additionally, the long term portion of notes payable increased $4,562,564 to $8,376,389 as of March 31, 2009, up from $3,813,825.  These increases are primarily attributable to increases in notes payable related to the February 6, 2009 acquisition of Fresh Made Dairy. Notes payable are discussed in Note 9 of the Notes to Consolidated Financial Statements.

Sources and Uses of Cash

Net cash provided by operating activities was $1,695,393 during the three months ended March 31, 2009, which is an increase of $770,525 when compared to the same period in 2008.  This increase is primarily attributable to the increase in net income of $658,861.

Net cash used in investing activities was $2,639,691 during the three months ended March 31, 2009, which is an increase of $2,162,203 when compared to the same period in 2008.  This increase is primarily due to the Company’s acquisition of Fresh Made, net of cash acquired.

Lifeway had a net increase in cash and cash equivalents of $329,850 during the first quarter of 2009 when compared to the same period in 2008.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4T.    CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As of March 31, 2009, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of March 31, 2009 in ensuring that information required to be disclosed by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified under the Exchange Act rules and forms due to the material weaknesses as disclosed in our Form 10-K filed on March 31, 2009. As a result, we performed additional analysis and other post-closing procedures to ensure our consolidated financial statements were prepared in accordance with generally accepted accounting principles.  Accordingly, management believes the consolidated financial statements included in this Form 10-Q fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented.

There was no change in our internal control over financial reporting during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS.

None.

ITEM 1A.    RISK FACTORS.

Not applicable.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

(c)           PURCHASES OF THE COMPANY’S SECURITIES

Period	(a) Total Numbers of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1, 2009 to January 31, 2009	—	—	—	87,991
February 1, 2009 to February 28, 2009	—	—	—	87,991
March 1, 2009 to March 31, 2009*	15,195	6.69	15,195	72,796
*Total	15,195	$6.69	15,195	72,796

* Pursuant to the share repurchase program approved November 20, 2008 for 100,000 split adjusted shares with a plan expiration date of one year.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.    OTHER INFORMATION.

None.

ITEM 6.    EXHIBITS.

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

LIFEWAY FOODS, INC.
(Registrant)

Date:	May 15, 2009	By:	/s/ Julie Smolyansky
Julie Smolyansky Chief Executive Officer, President and Director

Date:	May 15, 2009	By:	/s/ Edward P. Smolyansky
Edward P. Smolyansky Chief Financial and Accounting Officer and Treasurer

EXHIBIT INDEX

Exhibit Number	Description of Document

3.4	Amended and Restated By-laws (incorporated by reference to Exhibit No. 3.5 of Lifeway’s Current Report on Form 8-K dated and filed on December 10, 2002). (File No. 000-17363)

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