Form 10-Q
period 2009-06-30
LIFEWAY FOODS INC
filed 2009-08-14
CIK 814586

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
______________________________________

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  June 30, 2009

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

As of July 31, 2009, the issuer had 16,784,053 shares of common stock, no par value, outstanding.

LIFEWAY FOODS, INC.
CONTENTS TO FORM 10-Q

LIFEWAY FOODS, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2009 and 2008

AND DECEMBER 31, 2008

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

LIFEWAY FOODS, INC. AND SUBSIDIARIES
Consolidated Statements of Financial Condition
June 30, 2009 and 2008 (Unaudited) and December 31, 2008

	(Unaudited)
	June 30		December 31,
	2009	2008	2008
ASSETS

Current assets
Cash and cash equivalents	$582,766	$342,039	$277,248
Marketable securities	4,659,161	6,472,027	5,262,168
Inventories	3,817,195	3,851,725	3,097,542
Accounts receivable, net of allowance for doubtful accounts of $110,011 and $35,011 at June 30, 2009 and 2008 and $110,011 at December 31, 2008	6,064,801	4,626,287	4,765,865
Prepaid expenses and other current assets	55,669	12,582	23,226
Other receivables	65,730	49,571	40,314
Deferred income taxes	638,372	602,227	919,649
Refundable income taxes	778,125	—	356,416
Total current assets	16,661,819	15,956,458	14,742,428

Property and equipment, net	13,793,929	10,769,676	11,062,714

Intangible assets
Goodwill and other non amortizable brand asset	12,154,091	5,414,858	5,414,858
Other intangible assets, net of accumulated amortization of $1,260,810 and $761,699 at June 30, 2009 and 2008 and $921,422 at December 31, 2008	6,596,829	3,095,939	2,936,216
Total intangible assets	18,750,920	8,510,797	8,351,074

Other assets	500,000	500,000	500,000

Total assets	$49,706,668	$35,736,931	$34,656,216

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Current maturities of notes payable	$6,219,788	$1,130,612	$928,444
Accounts payable	2,024,337	1,873,644	2,260,272
Accrued expenses	617,662	548,706	458,282
Margin payable	—	407,479	—
Accrued income taxes	—	395,093	—
Total current liabilities	8,861,787	4,355,534	3,646,998

Notes payable	7,907,847	3,517,841	3,108,014

Deferred income taxes	1,941,740	1,647,550	1,607,155

Stockholders’ equity
Common stock, no par value; 20,000,000 shares authorized; 17,273,776 shares issued; 16,812,955 shares outstanding at June 30, 2009; 17,273,776 shares issued; 16,740,407 shares outstanding at June 30, 2008; and 17,273,776 shares issued; 16,724,467 shares outstanding at December 31, 2008	6,509,267	6,509,267	6,509,267
Paid-in-capital	1,912,845	1,149,068	1,202,009
Treasury stock, at cost	(3,353,490)	(3,110,637)	(3,302,025)
Retained earnings	26,463,077	22,271,730	22,383,707
Accumulated other comprehensive loss, net of taxes	(536,381)	(603,422)	(498,909)
Total stockholders’ equity	30,995,318	26,216,006	26,294,049

Total liabilities and stockholders’ equity	$49,706,668	$35,736,931	$34,656,216

See accompanying notes to financial statements

LIFEWAY FOODS, INC. AND SUBSIDIARIES
Consolidated Statements of Income and Comprehensive Income
For the Three and Six Months Ended June 30, 2009 and 2008 (Unaudited)
and the Year Ended December 31, 2008

	(Unaudited)		(Unaudited)
	Three Months Ended		Six Months Ended		Year Ended
	June 30,		June 30,		December 31,
	2009	2008	2009	2008	2008

Sales	14,479,429	$11,523,393	$28,215,509	$22,645,631	44,461,455

Cost of goods sold	7,978,110	7,455,696	16,102,691	14,897,779	30,926,114
Depreciation expense	353,654	195,128	570,428	384,552	777,715

Total cost of goods sold	8,331,764	7,650,824	16,673,119	15,282,331	31,703,829

Gross profit	6,147,665	3,872,569	11,542,390	7,363,300	12,757,626

Selling Expenses	1,386,815	1,154,126	2,694,740	2,213,292	4,098,176
General and Administrative	1,437,505	1,092,420	2,810,103	2,077,466	4,149,010
Amortization expense	168,698	79,862	339,388	159,723	319,446

Total Operating Expenses	2,993,018	2,326,408	5,844,231	4,450,481	8,566,632

Income from operations	3,154,647	1,546,161	5,698,159	2,912,819	4,190,994

Other income (expense):
Interest and dividend income	48,506	62,862	110,717	165,995	343,329
Rental Income	11,947	11,647	21,294	23,294	48,886
Interest expense	(110,090)	(68,969)	(264,473)	(154,924)	(298,619)
Impairment of marketable securities	—	—	—	—	(958,879)
Loss on Disposition of Equipment	(2,825)	—	(2,825)	—	—
Gain (loss) on sale of marketable securities, net	53,638	(87,174)	(96,152)	(36,145)	(733,647)
Total other income (Expense)	1,176	(81,634)	(231,439)	(1,780)	(1,598,930)

Income before provision for
income taxes	3,155,823	1,464,527	5,466,720	2,911,039	2,592,064

Provision for income taxes	623,918	552,809	1,387,350	1,110,715	679,789

Net income	$2,531,905	$911,718	$4,079,370	$1,800,324	$1,912,275

Basic and diluted earnings per common share	0.15	0.05	0.24	0.11	0.11

Weighted average number of Weighted average number of shares outstanding		16,765,094		16,789,727	16,765,080

COMPREHENSIVE INCOME

Net income	$2,531,905	$911,718	$4,079,370	$1,800,324	$1,912,275

Other comprehensive income (loss),
net of tax:
Unrealized gains (losses) on
marketable securities
(net of tax benefits)	306,293	(233,221)	(37,472)	(415,596)	(720,517)
Less reclassification adjustment for (gains) losses included in net income (net of taxes)		51,171		21,217	430,651

Comprehensive income	$2,838,198	$729,668	$4,041,898	$1,405,945	$1,622,409

See accompanying notes to financial statements

LIFEWAY FOODS, INC. AND SUBSIDIARIES
Consolidated Statements of Chamges in Stockholders Equity
For the Six Months Ended June 30, 2009 (Unaudited)
and the Year Ended December 31, 2008

		Common Stock, No Par Value 20,000,000 Shares	# of Shares					Accumulated Other
		Authorized	of					Comprehensive
	# of Shares	# of Shares	Treasury	Common	Paid In	Treasury	Retained	Income (Loss),
	Issued	Outstanding	Stock	Stock	Capital	Stock	Earnings	Net of Tax	Total

Balances at December 31, 2007	17,273,776	16,827,726	446,050	6,509,267	1,120,669	(2,078,165)	20,471,432	(209,043)	25,814,160

Redemption of stock	—	(112,009)	112,009	—	—	(1,239,488)	—	—	(1,239,488)

Issuance of treasury stock for compensation	—	8,750	(8,750)	—	81,340	15,628	—	—	96,968

Other comprehensive income (loss):
Unrealized losses on securities, net of taxes and reclassification adjustment	—	—	—	—	—	—	—	(289,866)	(289,866)

Net income for the year ended December 31, 2008	—	—	—	—	—	—	1,912,275	—	1,912,275

Balances at December 31, 2008	17,273,776	16,724,467	549,309	6,509,267	1,202,009	(3,302,025)	22,383,707	(498,909)	26,294,049

Redemption of stock	—	(48,341)	48,341	—	—	(402,947)	—	—	(402,947)

Issuance of treasury stock for compensation	—	7,882	(7,882)	—	66,098	16,220	—	—	82,318

Issuance of treasury stock for Fresh Made acquisition	—	128,947	(128,947)	—	644,738	335,262	—	—	980,000

Other comprehensive income (loss):
Unrealized gains on securities, net of taxes and reclassification adjustment	—	—	—	—	—	—	—	(37,472)	(37,472)

Net income for the six months ended June 30, 2009	—	—	—	—	—	—	4,079,370	—	4,079,370

Balances at June 30, 2009	17,273,776	16,812,955	460,821	$6,509,267	$1,912,845	$(3,353,490)	$26,463,077	$(536,381)	$30,995,318

See accompanying notes to financial statements

LIFEWAY FOODS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2009 and 2008 (Unaudited)
and the Year Ended December 31, 2008

	(Unaudited)
	Six Months Ended
	June 30,	June 30,	December 31,
	2009	2008	2008

Cash flows from operating activities:
Net income	$4,079,370	$1,800,324	$1,912,275
Adjustments to reconcile net income to net cash flows from operating activities, net of acquisition:
Depreciation and amortization	909,816	544,275	1,092,995
(Gain)Loss on sale of marketable securities, net	96,152	36,145	733,647
Loss on disposition of assets	2,825	—	—
Impairment of marketable securities	—	—	958,879
Deferred income taxes	179,796	(78,035)	(509,386)
Treasury stock issued for compensation	82,318	34,650	96,968
Increase (decrease) in allowance for doubtful accounts	—	(4,449)	70,551
(Increase) decrease in operating assets:
Accounts receivable	(752,978)	(412,176)	(626,754)
Other receivables	(25,416)	(6,460)	2,797
Inventories	(346,800)	(345,171)	409,012
Refundable income taxes	(435,205)	240,880	(115,536)
Prepaid expenses and other current assets	5,029	8,950	(1,973)
Increase (decrease) in operating liabilities:
Accounts payable	(440,911)	279,314	665,942
Accrued expenses	36,719	134,667	44,243
Margin payable	—	—	—
Accrued income taxes	—	395,093	—
Net cash provided by operating activities	3,390,715	2,628,007	4,733,660

Cash flows from investing activities:
Purchases of marketable securities	(3,342,662)	(3,490,650)	(5,782,452)
Sale of marketable securities	4,127,666	3,299,791	5,323,423
Increase in margin	—	407,479	—
Purchases of property and equipment	(714,052)	(1,475,280)	(2,157,315)
Acquisition of Fresh Made, net of cash acquired	(2,898,224)	—	—
Net cash used in investing activities	(2,827,272)	(1,258,660)	(2,616,344)

Cash flows from financing activities:
Proceeds of note payable	1,742,085	—	—
Purchases of treasury stock, net	(402,947)	(1,038,723)	(1,239,488)
Repayment of notes payable	(1,597,063)	(584,470)	(1,196,465)
Net cash provided (used) in financing activities	(257,925)	(1,623,193)	(2,435,953)

Net increase (decrease) in cash and cash equivalents	305,518	(253,846)	(318,637)

Cash and cash equivalents at the beginning of the period	277,248	595,885	595,885

Cash and cash equivalents at the end of the period	$582,766	$342,039	$277,248

 See accompanying notes to financial statements

LIFEWAY FOODS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June, 2009 and 2008
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

Note 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of the significant accounting policies applied in the preparation of the accompanying financial statements follows:

Principles of consolidation
The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, LFI Enterprises, Inc., Helios Nutrition, Ltd., Pride of Main Street, L.L.C., Starfruit, L.L.C. and Fresh Made, Inc. All significant intercompany accounts and transactions have been eliminated.

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

Note 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Bank balances of amounts reported by financial institutions are categorized as follows:

	June 30,		December 31,
	2009	2008	2008
Amounts insured	$1,411,079	$251,589	$847,711
Uninsured and uncollateralized amounts	402,977	889,463	—
Total bank balances	$1,814,056	$1,141,052	$847,711

Marketable securities
All investment securities are classified as available-for-sale, are carried at fair value or quoted market prices. Unrealized gains and losses on available-for-sale securities are reported as a separate component of stockholders’ equity. Amortization, accretion, interest and dividends, realized gains and losses, and declines in value judged to be other-than-temporary on available-for-sale securities are recorded in other income. All of the Company’s securities are subject to a periodic impairment evaluation. This evaluation depends on the specific facts and circumstances. Factors that we consider in determining whether an other-than-temporary decline in value has occurred include: the market value of the security in relation to its cost basis; the financial condition of the investee; and the intent and ability to retain the investment for a sufficient period of time to allow for possible recovery in the market value of the investment.

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

Advertising costs
The Company expenses advertising costs as incurred.  During the year ended December 31, 2008 and for the six months ended June 30, 2009 and 2008, approximately $1,530,207, $780,116 and $893,710 of such costs respectively, were expensed.

Earning per common share
Earnings per common share were computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period.  For the six months ended June 30, 2009 and 2008 and the year ended December 31, 2008, diluted and basic earnings per share were the same, as the effect of dilutive securities options outstanding was not significant.

Note 3 – ACQUISITION

On February 6, 2009, Lifeway Foods, Inc., a Illinois corporation (“Lifeway”) completed a Stock Purchase Agreement (the “Stock Agreement”) by and among Lifeway, Ilya Mandel, an individual and Michael Edelson, an individual (each a “Seller” and collectively “Sellers”).

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

Also on February 6, 2009, Lifeway entered into and consummated a Real Property Purchase Agreement (the “Real Property Agreement”) by and among Sellers and Lifeway.  Pursuant to the Real Property Agreement, Lifeway acquired 1.1355 acres of land in Philadelphia, PA (the “Property”) from Sellers.  The consideration for the Property was approximately $2,000,000.

The acquisition was accounted for using the purchase accounting method of accounting, and accordingly, the purchase price was allocated to assets acquired and the liabilities assumed based on the fair value as of the merger date.  Acquisition costs for legal and professional fees have been included in General and Administrative costs.

The estimated fair value of assets acquired, including the real property, and liabilities assumed consisted of the following:

Cash and cash equivalents	$226,000
Accounts receivable (contractual amounts totaling $546,000)	546,000
Other current assets	361,000
Building and other fixed assets	2,617,000
Customer list	4,000,000
Non amortizable goodwill and brand asset	6,739,000
Current liabilities	(461,000)
Total fair value of assets acquired and liablities assumed	$14,028,000

Note 4 – INTANGIBLE ASSETS

Intangible assets, and the related accumulated amortization, consist of the following:

	June 30, 2009		June 30, 2008		December 31, 2008
	Cost	Accumulated Amortization	Cost	Accumulated Amortization	Cost	Accumulated Amortization
Recipes	$43,600	$43,600	$43,600	$40,420	$43,600	$43,600
Customer lists and other customer related intangibles	4,305,200	385,166	305,200	162,228	305,200	182,938
Lease acquisition	87,200	61,245	87,200	48,790	87,200	55,019
Other	6,638	6,638	6,638	3,984	6,638	4,647
Customer relationship	985,000	239,410	985,000	157,327	985,000	198,368
Contractual backlog	12,000	12,000	12,000	12,000	12,000	12,000
Trade names	1,980,000	385,000	1,980,000	253,000	1,980,000	319,000
Formula	438,000	127,750	438,000	83,950	438,000	105,850
	$7,857,638	$1,260,809	$3,857,638	$761,699	$3,857,638	$921,422

Amortization expense is expected to be as follows for the 12 months ending June 30:

2010	$672,250
2011	669,707
2012	658,288
2013	627,275
2014	624,550
Thereafter	3,344,759
$6,596,829

Amortization expense during the six months ended June 30, 2009 and 2008 and for the year ended December 31, 2008 was $339,388, $159,723 and $319,446, respectively.

Goodwill and brand assets increased during the period ending June 30, 2009 due to the acquisition of Fresh Made (See Note 3).

Note 5 – MARKETABLE SECURITIES

The cost and fair value of marketable securities classified as available for sale are as follows:

JUNE 30, 2009	Cost	Unrealized Gains	Unrealized Losses		Fair Value

Equities	$1,536,976	$57,665	$	(178,926)	$1,415,715
Mutual Funds	617,082	842		(267,818)	350,106
Preferred Securities	680,527	14,361		(207,218)	487,670
Corporate Bonds	506,165	5,836		(7,781)	504,220
Government agency Obligations	1,889,963	15,201		(3,714)	1,901,450
Total	$5,230,713	$93,905	$	(665,457)	$4,659,161

Note 5 – MARKETABLE SECURITIES - Continued

JUNE 30, 2008	Cost	Unrealized Gains	Unrealized Losses		Fair Value

Equities	$3,190,184	$58,147	$	(569,316)	$2,679,015
Mutual Funds	827,737	4,371		(138,044)	694,064
Preferred Securities	1,657,944	4,395		(304,967)	1,357,372
Corporate Bonds	1,288,708	387		(73,012)	1,216,083
Municipal Bonds	4,586	352		—	4,938
Government agency Obligations	530,845	—		(10,290)	520,555
Total	$7,500,004	$67,652	$	(1,095,629)	$6,472,027

DECEMBER 31, 2008	Cost	Unrealized Gains	Unrealized Losses		Fair Value

Equities	$2,116,004	$75,333	$	(279,487)	$1,911,850
Mutual Funds	888,182	202		(339,970)	548,414
Preferred Securities	1,541,423	13,075		(308,963)	1,245,535
Corporate Bonds	783,761	1,559		(19,289)	766,031
Municipal Bonds	4,586	414		—	5,000
Government agency Obligations	778,140	8,668		(1,470)	785,338
Total	$6,112,096	$99,251	$	(949,179)	$5,262,168

Proceeds from the sale of marketable securities were $5,323,423, $4,127,666 and $3,299,791 during the year ended December 31, 2008 and for the six months ended June 30, 2009 and 2008 respectively.

Gross gains of $384,574, $235,408 and $279,278 and gross losses of $1,118,221, $331,562 and $366,452 were realized on these sales during the year ended December 31, 2008 and for the six months ended June 30, 2009 and 2008, respectively.

The following table shows the gross unrealized losses and fair value of Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2009:

Note 5 – MARKETABLE SECURITIES - Continued

	Less Than 12 Months			12 Months or Greater			Total
DESCRIPTION OF SECURITIES	Fair Value	Unrealized Losses		Fair Value	Unrealized Losses		Fair Value	Unrealized Losses

EQUITIES	$537,047	$	(113,772)	$270,700	$	(65,154)	$807,747	$	(178,926)
Mutual Funds	95,391		(33,238)	248,327		(234,580)	343,718		(267,818)
Preferred Securities	21,527		(3,368)	365,740		(203,850)	387,267		(207,218)
Corporate Bonds	—		—	212,531		(7,781)	212,531		(7,781)
Government Agency Obligations	—		—	202,046		(3,714)	202,046		(3,714)
	$653,965	$	(150,378)	$1,299,344	$	(515,079)	$1,953,309	$	(665,457)

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

Equities, Mutual Funds, Corporate Bonds and Government Agency Obligations - The Company’s investments in equity securities, mutual funds, corporate bonds and government agency obligations consist of investments in common stock, preferred stock and debt securities of companies in various industries.  The Company evaluated the near-term prospects of the issuer in relation to the severity and duration of the impairment. Based on that evaluation and the Company’s ability and intent to hold these investments for a reasonable period of time sufficient for a forecasted recovery of fair value, the Company does not consider any material investments to be other-than-temporarily impaired at June 30, 2009.

Preferred Securities - The Company’s investments in preferred securities consist of investments in preferred stock of companies in various industries.  The Company evaluated the continuing performance of the securities, the credit worthiness of the issuers as well as the near-term prospects of the security in relation to the severity and duration of the impairment. Based on that evaluation and the Company’s ability and intent to hold these investments for a reasonable period of time sufficient for a forecasted recovery of fair value, the Company does not consider any material investments to be other-than-temporarily impaired at June 30, 2009.

Note 6 – INVENTORIES

Inventories consist of the following:

	June 30,		December 31,
	2009	2008	2008
Finished goods	$1,500,090	$1,276,812	$1,343,811
Production supplies	1,704,240	1,476,944	1,291,484
Raw materials	612,865	1,097,969	462,247
Total inventories	$3,817,195	$3,851,725	$3,097,542

Note 7 – PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	June 30,		December 31,
	2009	2008	2008
Land	$1,178,160	$969,232	$969,232
Buildings and improvements	9,769,348	7,054,840	7,138,042
Machinery and equipment	12,213,069	8,199,914	8,229,202
Vehicles	961,245	581,458	610,558
Office equipment	208,213	116,203	180,351
Construction in process	—	1,828,582	2,309,045
	24,330,035	18,750,229	19,436,430
Less accumulated depreciation	10,536,106	7,980,553	8,373,716
Total property and equipment	$13,793,929	$10,769,676	$11,062,714

Depreciation expense during the year ended December 31, 2008 and for the six months ended June 30, 2009 and 2008 was $777,715, $570,428 and $384,552, respectively.

Note 8 – ACCRUED EXPENSES

Accrued expenses consist of the following:

	June 30,		December 31,
	2009	2008	2008
Accrued payroll and payroll taxes	$219,842	$243,876	$98,089
Accrued property tax	300,446	293,712	291,819
Other	97,374	11,118	68,374
	$617,662	$548,706	$458,282

Note 9 – NOTES PAYABLE

Notes payable consist of the following:

	June 30,		December 31,
	2009	2008	2008
Mortgage note payable to a bank, payable in monthly installments of $3,273 including interest at 7%, with a balloon payment of $416,825 due September 25, 2011. Collateralized by real estate.	—	$443,275	$438,926

Mortgage note payable to a bank, payable in monthly installments of $19,513 including interest at 5.6%, with a balloon payment of $2,652,143 due July 14, 2010. Collateralized by real estate.	—	2,798,264	2,760,288

Note payable to Amani Holding LLC, payable in quarterly installments of $262,500 plus interest at the floating prime rate per annum (7.25% at December 31, 2007) due September 1, 2010 secured by letter of credit.	—	1,406,914	837,244

Note payable to Private Bank in monthly installments of $42,222, plus variable interest rate, currently at 2.945%, with a balloon payment of $5,066,667 due February 6, 2014. Collateralized by substantially all assets of the Company.	7,388,889	—	—

Line of credit with Private Bank at variable interest rate, currently at 2.945%, due on February 6, 2010. Collateralized by real estate	2,400,000	—	—

Line of credit with Morgan Stanley at variable interest rate, currently at 2.40%. Secured by marketable securities.	1,945,621	—	—

Subordinated notes payable to Ilya Mandel & Michael Edelson, payable in quarterly installments of $341,875, plus interest at the floating rate per annum (3.3% at March 31, 2009) due February 6, 2011.	2,393,125	—	—
Total notes payable	14,127,635	4,648,453	4,036,458
Less current maturities	6,219,788	1,130,612	928,444
Total long-term portion	$7,907,847	$3,571,841	$3,108,014

Note 9 – NOTES PAYABLE - Continued

Maturities of notes payables are as follows:

For the Period Ended June 30,
2010	$6,219,788
2011	1,532,292
2012	506,667
2013	506,667
2014	5,362,221
Total	$14,127,635

Note 10 – PROVISION FOR INCOME TAXES

The provision for income taxes consists of the following:

			For the
	For the Six Months Ended		Year Ended
	June 30,		December 31,
	2009	2008	2008
Current:
Federal	$974,424	$969,123	$1,005,159
State and local	233,131	219,627	184,016
Total current	1,207,555	1,188,750	1,189,175
Deferred	179,795	(78,035)	(509,386)
Provision for income taxes	$1,387,350	$1,110,715	$679,789

A reconciliation of the provision for income taxes and the income tax computed at the statutory rate is as follows:

			For the
	For the Six Months Ended		Year Ended
	June 30,		December 31,
	2009	2008	2008
Federal income tax expensecomputed at the statutory rate	$1,858,685	$989,753	$881,302
State and local tax expense, net	262,403	139,730	124,419
Permanent differences	(733,738)	(18,768)	(150,772)
Other	—	—	(175,160)
Provision for income taxes	$1,387,350	$1,110,715	$679,789

Note 10 – PROVISION FOR INCOME TAXES - Continued

Amounts for deferred tax assets and liabilities are as follows:

	June 30,				December 31,
	2009		2008		2008
Non-current deferred tax liabilities arising from: Temporary differences -
accumulated depreciation and amortization	$	(1,941,740)	$	(1,647,550)	$	(1,607,155)
Current deferred tax assets arising from:
Unrealized losses on marketable securities		431,188		424,555		351,020
Impairment of marketable securities		—		—		396,017
Inventory		161,749		163,212		127,177
Allowance for doubtful accounts		14,460		14,460		14,460
Allowance for promotions		30,975		—		30,975
Total current deferred tax assets (liabilities)		638,372		602,227		919,649
Net deferred tax liability	$	(1,303,368)	$	( 1,045,323	$	(687,506)

Note 11 – SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for interest and income taxes are as follows:

			For the
	For the Six Months Ended		Year Ended
	June 30,		December 31,
	2009	2008	2008
Interest	$186,083	$154,924	$307,620
Income taxes	$1,613,242	$552,777	$1,288,428

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

As of December 31, 2008 and at June 30, 2009 and 2008, there were no stock options outstanding or exercisable.  There were approximately 940,000 shares available for issuance under the Plan at June 30, 2009.

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

Note 13 – FAIR VALUE MEASUREMENTS - Continued

Disclosures concerning assets and liabilities measured at fair value are as follows:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at June 30, 2009
Assets
Investment securities- available - for - sale	$4,659,161	—	—	$4,659,161

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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51.”  This statement amends ARB No. 51 to establish accounting and reporting standards for the noncontrolling interest (minority interest) in a subsidiary and for the deconsolidation of a subsidiary. Upon its adoption, noncontrolling interests will be classified as equity in the consolidated balance sheets.  This statement also provides guidance on a subsidiary deconsolidation as well as stating that entities need to provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. This statement is effective for financial statements issued for fiscal years beginning after December 15, 2008.  The adoption of this standard did not have a material impact on the Company’s financial condition, results of operations or liquidity.

Note 14 – RECENT ACCOUNTING PRONOUNCEMENTS - Continued

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (“SFAS No. 161”).  This statement requires enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  SFAS No. 161 also requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation and requires cross-referencing within the footnotes.  This statement also suggests disclosing the fair values of derivative instruments and their gains and losses in a tabular format.  This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.  The adoption of this standard did not have a material impact on the Company’s financial condition, results of operations or liquidity.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Comparison of Quarter Ended June 30, 2009 to Quarter Ended June 30, 2008.

The following analysis should be read in conjunction with the unaudited financial statements of the Company and related notes included elsewhere in this quarterly report and the audited financial statements and Management’s Discussion and Analysis contained in our Form 10-K, for the fiscal year ended December 31, 2008, and in the Management’s Discussion and Analysis contained in our Form 10-Q, for the fiscal quarter ended March 31, 2009.

Results of Operations

Total consolidated group sales increased by $2,956,036, (approximately 26%) to $14,479,429 during the three month period ended June 30, 2009 from $11,523,393 during the same three month period in 2008. This increase is primarily attributable to increased sales and awareness of Lifeway’s flagship line, Kefir, as well as ProBugs® Organic Kefir for kids.  Additionally, Lifeway recorded revenues from its February 6, 2009 acquisition of Fresh Made Dairy.  Included in the total group sales was $2,152,730 of revenue related to this acquisition and recorded during the second quarter 2009.

Cost of goods sold as a percentage of sales was approximately 58% during the second quarter 2009, compared to approximately 66% during the same period in 2008. The decrease was primarily attributable to the decreased cost of conventional milk, our largest raw material, and the cost of transportation and other petroleum based production supplies.  Gross profit increased approximately 59% during the second quarter 2009, when compared with the same period in 2008.

Operating expenses as a percentage of sales were approximately 21% during the second quarter 2009, compared to approximately 20% during the same period in 2008.   This increase is primarily attributable to the increase in professional fees related to the February 6, 2009 acquisition of Fresh Made Dairy and a 111% increase in amortization expense, a non cash expense, also related to the Fresh Made acquisition.   Many of the acquisition related professional fees are non recurring expenses.

Total operating income increased by $1,608,486, (approximately 104%) to $3,154,647 during the second quarter 2009, from $1,546,161 during the same period in 2008.

Interest expense during the second quarter 2009 was $110,090 compared with interest expense of $68,969 during the same period a year ago.  This higher interest expense is primarily attributable to the issuance of the note payable related to the February 6, 2009 Fresh Made acquisition.  Notes payable are discussed in Note 9 of the Notes to Consolidated Financial Statements.

Total net income was $2,531,905 or $.15 per share for the second quarter ended June 30, 2009, compared with $911,718 or $.05 per share in the same period in 2008.  This represents a 178% increase in net income from the second quarter 2009 when compared to the same period in 2008.

Comparison of Six-Month Period Ended June 30, 2009 to Six-Month Period Ended June 30, 2008

Results of Operations

Sales increased by $5,569,878, (approximately 25%) to $28,215,509 during the six-month period ended June 30, 2009 from $22,645,631 during the same six-month period in 2008. This increase is primarily attributable to increased sales and awareness of Lifeway’s flagship line, Kefir, as well as Lifeway’s kids Kefir drink, ProBugs®. Aditionally, Lifeway recorded revenues from its February 6, 2009 acquisition of Fresh Made Dairy. Included in the total group sales was $3,543,603 of revenue related to this acquisition and recorded during the six-month period ended June 30, 2009.

Cost of goods sold as a percentage of sales, excluding depreciation expense, was approximately 57% during the six-month period ended June 30, 2009, compared to about 66% during the same period in 2008.  The decrease was primarily attributable to the decreased cost of conventional milk, our largest raw material, and the cost of transportation and other petroleum based production supplies.

Operating expenses as a percentage of sales for Lifeway Foods were approximately 21% during the six-month period ended June 30, 2009, compared to approximately 20% during the same period in 2008.  This increase is primarily attributable to the increase in professional fees related to the February 6, 2009 acquisition of Fresh Made Dairy and a 112% in amortization expense, a non cash expense, also related to the Fresh Made acquisition.   Many of the acquisition related professional fees are non recurring expenses.

Total other expenses during the six-month period ending June 30, 2009 were $231,439, compared with total other expenses of $1,780 during the same period in 2008.  This increase is primarily attributable to a higher interest expense related to the February 6, 2009 Fresh Made acquisition.  Interest expenses during the six-month period ending June 30, 2009 were $264,473, which includes approximately a $55,000 pre -payment penalty on one of Lifeway’s real estate mortgages related to the financing of the acquisition.  This pre-payment expense is a non recurring expense.

Total net income was $4,079,370, or $.24 per split adjusted share for the six-month period ended June 30, 2009, compared with $1,800,324, or $.11 per split adjusted share in the same period in 2008.

Sources and Uses of Cash

Net cash provided by operating activities was $3,390,715 during the six months ended June 30, 2009, which is an increase of $762,708 when compared to the same period in 2008.  This increase is primarily attributable to the increase in net income of $2,279,046.

Net cash used in investing activities was $2,827,272 during the six months ended June 30, 2009, which is an increase of $1,568,612 when compared to the same period in 2008.  This increase is primarily due to the Company’s acquisition of Fresh Made, net of cash acquired.  The Company purchased $714,052 worth of property, plant and equipment during the first six months of 2009 when compared to the purchase of $1,475,280 worth of property, plant in equipment during the same period in 2008.  This represents a decrease of $761,228 in the purchase of equipment during the six months ended June 30, 2009, when compared to the same period in 2008.  The Company also repaid its short term liability in the form of a margin loan in the amount of $407,479 during it’s second quarter of 2009.

Lifeway had a net increase in cash and cash equivalents of $305,518 during the six months ended June 30, 2009, compared to a net decrease in cash and cash equivalents of $253,846 during the same period in 2008.

Assets and Liabilities

Total assets were $49,706,668 during the six months ended June 30, 2009, which is an increase of $13,969,737 when compared to the same period in 2008.  This is primarily due the Company’s acquisition of Fresh Made, which increased intangible assets by $10,240,123 as of June 30, 2009 when compared to June 30, 2008.  Additionally, the value of the Company’s property, plant and equipment was $13,793,929 as of June 30, 2009, which is an increase of $3,024,253 from June 30, 2008.

Total current liabilities were $8,861,787 during the six months ended June 30, 2009, which is an increase of $4,506,253 when compared to the same period in 2008.  This is primarily due the Company’s acquisition of Fresh Made, which increased current maturities of notes payable by $5,089,176 as of June 30, 2009 when compared to June 30, 2008.

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

The Company has previously identified and disclosed the following material weaknesses in our internal control for financial reporting: (1) an incomplete and undocumented financial reporting process, including an overview of the financial disclosure principals, (2) no documented accounting procedures manual available for employee use, and (3) no documented accounting procedures in valuing of marketable securities other than temporary impairment. The Company has previously disclosed its intent to take corrective action and to implement additional controls in order to address these material weaknesses.  With respect to  (1), the Company has implemented use of a software program called Microsoft Business Solutions-Navision (“NAV”) as of June 1, 2009 to increase the financial reporting ability of the Company over the previous accounting software, to implement additional controls and strengthen the existing controls over the financial reporting process, and to allow for additional documentation of the financial reporting process.  With respect to (2), the Company has recently engaged a firm to assist with development of such manual which should be completed this year. Finally, with respect to (3), the Company has undertaken more frequent and vigorous discussions with its accountants and recently engaged a firm to assist with documenting such procedures.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4T.    CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As of June 30, 2009, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of June 30, 2009 in ensuring that information required to be disclosed by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified under the Exchange Act rules and forms due to the material weaknesses as disclosed in our Form 10-K filed on March 31, 2009 which we cannot yet determine have been remedied by implementation of the NAV software as described below. As a result, we performed additional analysis and other post-closing procedures to ensure our consolidated financial statements were prepared in accordance with generally accepted accounting principles.

Accordingly, management believes the consolidated financial statements included in this Form 10-Q fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented.

There was no change in our internal control over financial reporting during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting, other than the following.  As of June 1, 2009, the Company implemented the software program Microsoft Business Solutions-Navision (“NAV”). The Company intends for the NAV software to increase the financial reporting ability of the Company over the Company’s previous accounting software, to implement additional controls and strengthen the existing controls over the financial reporting process, and to allow for additional documentation of the financial reporting process.

PART II — OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS.

None.

ITEM 1A.    RISK FACTORS.

Not applicable.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

(a)	Not applicable.
(b)	Not applicable.
(c)	Purchases of the Company’s Securities.

Period	(a) Total Numbers of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 1, 2009 to April 30, 2009	24,431	8.24	24,431	48,365
May 1, 2009 to May 31, 2009	4,000	10.45	4,000	44,365
June 1, 2009 to June 30, 2009*	4,715	11.94	4,715	39,650
*Total	33,146	$10.21	33,146	39,650

* Pursuant to the share repurchase program approved November 20, 2008 for 100,000 split adjusted shares with a plan expiration date of one year.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Our Annual Meeting of stockholders was held on June 19, 2009. Proxies for the meeting were solicited pursuant to Regulation 14A under the Exchange Act. There was no solicitation of proxies in opposition to management’s nominees as listed in the proxy statement and all of management’s nominees were elected to our Board of Directors. Details of the voting are provided below:

Proposal 1:

To elect six (6) members of the Company’s Board of Directors to serve until the 2010 Annual Meeting of Stockholders (or until successors are elected or directors resign or are removed).

Proposal 1:		For	Withhold
Election of Directors
	Director

	Ludmila Smolyansky	13,474,028	756,191
		94.69%	5.31%
	Julie Smolyansky	13,474,891	755,328
		94.69%	5.31%
	Pol Sikar	14,220,816	9,403
		99.93%	0.07%
	Renzo Bernardi	14,223,331	6,888
		99.95%	0.05%
	Gustavo Carlos Valle	14,206,469	23,750
		99.83%	0.17%
	Julie Oberweis	14,214,931	15,288
		99.89%	0.11%

Proposal 2:

Proposal 2:	For	Against	Abstain
Auditor Ratification	10,761,833	11,515	3,456,871

Plante & Moran, PLLC

Total Votes Represented by Proxy		14,230,219
Percentage of the Outstanding Votable Shares		84.62%
Outstanding Votable Shares		16,815,920

ITEM 5.    OTHER INFORMATION.

On August 13, 2009, the Company announced its financial results for the fiscal quarter ended June 30, 2009 and certain other information. A copy of the Company’s press release announcing these financial results and certain other information is attached as Exhibit 99.1 hereto. The information contained in Exhibit 99.1 hereto is being furnished, and should not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities imposed by that Section. The information contained in Exhibit 99.1 shall not be incorporated by reference into any registration statement or other document or filing under the Securities Act of 1933, as amended, except as may be expressly set forth in a specific filing. The press release filed as an exhibit to this report includes “safe harbor” language pursuant to the Private Securities Litigation Reform Act of 1995, as amended, indicating that certain statements about the Company’s business and other matters contained in the press release are “forward-looking.” The press release also cautions investors that “forward-looking” statements may be different from actual operating results. Finally, the press release states that a more thorough discussion of risks and uncertainties which may affect the Company’s operating results is included in the Company’s reports on file with the Securities and Exchange Commission.

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

31.1	Officer’s Certificate Pursuant to 15 U.S.C. 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Officer’s Certificate Pursuant to 15 U.S.C. 7241, as Adopted Pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Press Release dated August 13, 2009.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIFEWAY FOODS, INC.
(Registrant)

Date:	August 14, 2009	By:	/s/ Julie Smolyansky
Julie Smolyansky Chief Executive Officer, President and Director

Date:	August 14, 2009	By:	/s/ Edward P. Smolyansky
Edward P. Smolyansky Chief Financial and Accounting Officer and Treasurer

EXHIBIT INDEX

Exhibit Number	Description of Document

3.4	Amended and Restated By-laws (incorporated by reference to Exhibit No. 3.5 of Lifeway’s Current Report on Form 8-K dated and filed on December 10, 2002). (File No. 000-17363)

3.5
Articles of Incorporation, as amended and currently in effect (incorporated by reference to Exhibit 3.5 of Lifeway’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2000 and filed on August 8, 2000). (File No. 000-17363)

31.1	Officer’s Certificate Pursuant to 15 U.S.C. 7241, as Adopted Pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.

31.2	Officer’s Certificate Pursuant to 15 U.S.C. 7241, as Adopted Pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Press Release dated August 13, 2009.