Form 10-Q
period 2009-09-30
LIFEWAY FOODS INC
filed 2009-11-16
CIK 814586

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
______________________________________

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  September 30, 2009

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

As of September 30, 2009, the issuer had 16,775,930 shares of common stock, no par value, outstanding.

LIFEWAY FOODS, INC.
CONTENTS TO FORM 10-Q

LIFEWAY FOODS, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2009 and 2008

AND DECEMBER 31, 2008

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

LIFEWAY FOODS, INC. AND SUBSIDIARIES
Consolidated Statements of Financial Condition
September 30, 2009 and 2008 (Unaudited) and December 31, 2008

	(Unaudited)
	September 30		December 31,
	2009	2008	2008
ASSETS

Current assets
Cash and cash equivalents	$804,387	$530,866	$277,248
Marketable securities	4,950,457	5,668,940	5,262,168
Inventories	4,106,631	4,207,094	3,097,542
Accounts receivable, net of allowance for doubtful accounts of $35,011 at September 30, 2009 and 2008 and $110,011 at December 31, 2008	7,311,856	5,161,414	4,765,865
Prepaid expenses and other current assets	45,565	20,864	23,226
Other receivables	37,715	28,918	40,314
Deferred income taxes	338,070	909,479	919,649
Refundable income taxes	26,276	---	356,416
Total current assets	17,620,957	16,527,575	14,742,428

Property and equipment, net	13,812,039	10,989,500	11,062,714

Intangible assets
Goodwill and other non amortizable brand asset	12,154,091	5,414,858	5,414,858
Other intangible assets, net of accumulated amortization of $1,429,509 and $841,561 at September 30, 2009 and 2008 and $921,422 at December 31, 2008	6,428,129	3,016,077	2,936,216
Total intangible assets	18,582,220	8,430,935	8,351,074

Other assets	500,000	500,000	500,000

Total assets	$50,515,216	$36,448,010	$34,656,216

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Current maturities of notes payable	$6,231,204	$1,125,608	$928,444
Accounts payable	2,180,297	2,361,318	2,260,272
Accrued expenses	683,685	532,662	458,282
Margin payable	—	428,951	—
Accrued income taxes	—	308,260	—
Total current liabilities	9,095,186	4,756,799	3,646,998

Notes payable	7,400,573	3,219,338	3,108,014

Deferred income taxes	2,010,273	1,615,421	1,607,155

Stockholders' equity
Common stock, no par value; 20,000,000 shares authorized; 17,273,776 shares issued; 16,775,930 shares outstanding at September 30, 2009; 17,273,776 shares issued; 16,730,226 shares outstanding at September 30, 2008; and 17,273,776 shares issues; 16,724,467 shares outstanding at December 31, 2008	6,509,267	6,509,267	6,509,267
Paid-in-capital	1,939,316	1,175,539	1,202,009
Treasury stock, at cost	(3,851,462)	(3,207,213)	(3,302,025)
Retained earnings	27,833,816	23,126,672	22,383,707
Accumulated other comprehensive loss, net of taxes	(421,753)	(747,813)	(498,909)
Total stockholders' equity	32,009,184	26,856,452	26,294,049

Total liabilities and stockholders' equity	$50,515,216	$36,448,010	$34,656,216

See accompanying notes to financial statements

LIFEWAY FOODS, INC. AND SUBSIDIARIES
Consolidated Statements of Income and Comprehensive Income
For the Three and Nine Months Ended September 30, 2009 and 2008 (Unaudited)
and the Year Ended December 31, 2008

	(Unaudited)		(Unaudited)
	Three Months Ended		Nine Months Ended		Year Ended
	September 30,		September 30,		December 31,
	2009	2008	2009	2008	2008

Sales	15,433,876	$11,240,282	$43,649,383	$33,885,912	44,461,455

Cost of goods sold	8,892,088	7,505,794	24,994,778	22,403,574	30,926,114
Depreciation expense	288,613	197,366	859,044	581,920	777,715

Total cost of goods sold	9,180,701	7,703,160	25,853,822	22,985,494	31,703,829

Gross profit	6,253,175	3,537,122	17,795,561	10,900,418	12,757,626

Selling Expenses	1,231,216	957,978	3,176,162	3,171,269	4,098,176
General and Administrative	1,613,828	1,032,043	5,173,724	3,109,506	4,149,010
Amortization expense	168,699	79,862	508,086	239,585	319,446

Total Operating Expenses	3,013,743	2,069,883	8,857,972	6,520,360	8,566,632

Income from operations	3,239,432	1,467,239	8,937,589	4,380,058	4,190,994

Other income (expense):
Interest and dividend income	34,180	95,042	144,899	261,037	343,329
Rental Income	12,047	13,647	33,340	36,940	48,886
Interest expense	(99,864)	(71,928)	(364,337)	(226,851)	(298,619)
Impairment of marketable securities	—	(270,908)	—	(270,908)	(958,879)
Loss on Disposition of Equipment	—	—	(2,825)		—
Gain (loss) on sale of marketable
securities, net	(178,143)	(110,259)	(274,296)	(146,404)	(733,647)
Total other income (Expense)	(231,780)	(344,406)	(463,219)	(346,186)	(1,598,930)

Income before provision for
income taxes	3,007,652	1,122,833	8,474,370	4,033,872	2,592,064

Provision for income taxes	1,636,911	267,917	3,024,261	1,378,632	679,789

Net income	$1,370,741	$854,916	$5,450,109	$2,655,240	$1,912,275

Basic and diluted earnings per
common share	0.08	0.05	0.32	0.16	0.11

Weighted average number of
shares outstanding	16,798,623	16,730,650	16,799,134	16,867,890	16,765,080

COMPREHENSIVE INCOME

Net income	$1,370,741	$854,916	$5,450,109	$2,655,240	$1,912,275

Other comprehensive income (loss),
net of tax:
Unrealized gains (losses) on
marketable securities
(net of tax benefits)	114,628	(480,045)	326,060	(895,641)	(720,517)
Less reclassification adjustment
for (gains) losses
included in net income (net of taxes)	104,609	64,746	161,071	85,963	430,651

Comprehensive income	$1,589,978	$439,617	$5,937,240	$1,845,562	$1,622,409

See accompanying notes to financial statements

LIFEWAY FOODS, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders' Equity
For the Nine Months Ended September 30, 2009 (Unaudited)
and the Year Ended December 31, 2008

	Common Stock, No Par Value		# of					Accumulated
	20,000,000 Shares		Shares					Other
	Authorized		of					Comprehensive
	# of Shares	# of Shares	Treasury	Common	Paid In	Treasury	Retained	Income (Loss),
	Issued	Outstanding	Stock	Stock	Capital	Stock	Earnings	Net of Tax	Total

Balances at December 31, 2007	17,273,776	16,827,726	446,050	6,509,267	1,120,669	(2,078,165)	20,471,432	(209,043)	25,814,160

Redemption of stock	—	(112,009)	112,009	—	—	(1,239,488)	—	—	(1,239,488)

Issuance of treasury stock for compensation	—	8,750	(8,750)	—	81,340	15,628	—	—	96,968

Other comprehensive income (loss):
Unrealized losses on securities, net of taxes and reclassification adjustment	—	—	—	—	—	—	—	(289,866)	(289,866)

Net income for the year ended December 31, 2008	—	—	—	—	—	—	1,912,275	—	1,912,275

Balances at December 31, 2008	17,273,776	16,724,467	549,309	6,509,267	1,202,009	(3,302,025)	22,383,707	(498,909)	26,294,049

Redemption of stock	—	(87,991)	87,991	—	—	(905,607)	—	—	(905,607)

Issuance of treasury stock for compensation	—	10,507	(10,507)	—	92,569	20,908	—	—	113,477

Issuance of treasury stock for Fresh Made acquisition	—	128,947	(128,947)	—	644,738	335,262	—	—	980,000

Other comprehensive income (loss):
Unrealized gains on securities, net of taxes and reclassification adjustment	—	—	—	—	—	—	—	77,156	77,156

Net income for the nine months ended September 30, 2009	—	—	—	—	—	—	5,450,109	—	5,450,109

Balances at September 30, 2009	17,273,776	16,775,930	497,846	$6,509,267	$1,939,316	$(3,851,462)	$27,833,816	$(421,753)	$32,009,184

See accompanying notes to financial statements

LIFEWAY FOODS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2009 and 2008 (Unaudited)
and the Year Ended December 31, 2008

	(Unaudited)
	Nine Months Ended
	September 30,	September 30,	December 31,
	2009	2008	2008

Cash flows from operating activities:
Net income	$5,450,109	$2,655,240	$1,912,275
Adjustments to reconcile net income to net
cash flows from operating activities, net of acquisition:
Depreciation and amortization	1,367,130	821,505	1,092,995
(Gain)Loss on sale of marketable securities, net	274,296	146,404	733,647
Loss on disposition of assets	2,825	—	—
Impairment of marketable securities	—	270,908	958,879
Deferred income taxes	236,063	(125,221)	(509,386)
Treasury stock issued for compensation	113,476	65,809	96,968
Increase (decrease) in allowance for doubtful accounts	—	(4,449)	70,551
(Increase) decrease in operating assets:
Accounts receivable	(2,000,033)	(947,303)	(626,754)
Other receivables	2,599	14,193	2,797
Inventories	(636,236)	(700,540)	409,012
Refundable income taxes	807,067	240,880	(115,536)
Prepaid expenses and other current assets	4,661	665	(1,973)
Increase (decrease) in operating liabilities:
Accounts payable	(284,927)	766,988	665,942
Accrued expenses	167,114	118,650	44,243
Accrued income taxes	—	308,260	—
Net cash provided by operating activities	5,504,144	3,631,989	4,733,660

Cash flows from investing activities:
Purchases of marketable securities	(6,050,202)	(4,864,873)	(5,782,452)
Sale of marketable securities	6,792,962	4,659,350	5,323,423
Increase in margin	—	428,951	—
Purchases of property and equipment	(1,020,776)	(1,892,472)	(2,157,315)
Acquisition of Fresh Made, net of cash acquired	(3,442,546)	—	—
Net cash used in investing activities	(3,720,562)	(1,669,044)	(2,616,344)

Cash flows from financing activities:
Proceeds of note payable	1,753,504	—	—
Purchases of treasury stock, net	(905,607)	(1,139,987)	(1,239,488)
Repayment of notes payable	(2,104,340)	(887,977)	(1,196,465)
Net cash provided (used) in financing activities	(1,256,443)	(2,027,964)	(2,435,953)

Net increase (decrease) in cash and cash equivalents	527,139	(65,019)	(318,637)

Cash and cash equivalents at the beginning of the period	277,248	595,885	595,885

Cash and cash equivalents at the end of the period	$804,387	$530,866	$277,248

See accompanying notes to financial statements

LIFEWAY FOODS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2009 and 2008
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

Note 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of the significant accounting policies applied in the preparation of the accompanying financial statements follows:

Principles of consolidation
The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, LFI Enterprises, Inc., Helios Nutrition, Ltd., Pride of Main Street, L.L.C., Starfruit, L.L.C., Fresh Made, Inc and Starfruit Franchise, L.L.C.  All significant intercompany accounts and transactions have been eliminated.

Use of estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  Significant estimates made in preparing the consolidated financial statements include the allowance for doubtful accounts, the valuation of investment securities, the valuation of goodwill, intangible assets and deferred taxes.

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

LIFEWAY FOODS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2009 and 2008
and December 31, 2008

Note 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Bank balances of amounts reported by financial institutions are categorized as follows:

	September 30,		December 31,
	2009	2008	2008
Amounts insured	$1,787,108	$138,913	$847,711
Uninsured and uncollateralized amounts	—	846,239	—
Total bank balances	$1,787,108	$985,152	$847,711

Marketable securities

All investment securities are classified as available-for-sale, are carried at fair value or quoted market prices. Unrealized gains and losses on available-for-sale securities are reported as a separate component of stockholders’ equity. Amortization, accretion, interest and dividends, realized gains and losses, and declines in value judged to be other-than-temporary on available-for-sale securities are recorded in other income. All of the Company's securities are subject to a periodic impairment evaluation. This evaluation depends on the specific facts and circumstances. Factors that we consider in determining whether an other-than-temporary decline in value has occurred include: the market value of the security in relation to its cost basis; the financial condition of the investee; and the intent and ability to retain the investment for a sufficient period of time to allow for possible recovery in the market value of the investment.

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
September 30, 2009 and 2008
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
September 30, 2009 and 2008
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

As of January 1, 2007, the Company adopted “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109,” which clarifies the accounting and disclosure for uncertainty in tax positions, as defined. Pursuant to the adoption the Company has analyzed filing positions in all of the federal and state jurisdictions where it is required to file income tax returns, as well as all open tax years in these jurisdictions. The only periods subject to examination for the Company’s federal return are the 2004 through 2007 tax years. The Company believes that its income tax filing positions and deductions would be sustained on audit and does not anticipate any adjustments that would result in a material change to its financial position. Therefore, no reserves for uncertain income tax positions have been recorded pursuant to the adoption. In addition, the Company did not record a cumulative effect adjustment related to the adoption of the standard.

The Company’s policy for recording interest and penalties associated with audits is to record such items as a component of income before taxes. There were no such items during the periods covered in this report.

Treasury stock
Treasury stock is recorded using the cost method.

Advertising costs
The Company expenses advertising costs as incurred.  During the year ended December 31, 2008 and for the nine months ended September 30, 2009 and 2008, approximately $1,530,207, $1,288,844 and $1,241,442 of such costs respectively, were expensed.

Earning per common share
Earnings per common share were computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period.  For the nine months ended September 30, 2009 and 2008 and the year ended December 31, 2008, diluted and basic earnings per share were the same, as the effect of dilutive securities options outstanding was not significant.

LIFEWAY FOODS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2009 and 2008
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

Also on February 6, 2009, Lifeway entered into and consummated a Real Property Purchase Agreement (the “Real Property Agreement”) by and among Sellers and Lifeway.  Pursuant to the Real Property Agreement, Lifeway acquired 1.1355 acres of land in Philadelphia, PA (the “Property”) from Sellers.  The consideration for the Property was approximately $2,089,000.

The acquisition was accounted for using the purchase accounting method of accounting, and accordingly, the purchase price was allocated to assets acquired and the liabilities assumed based on the fair value as of the merger date.  Acquisition costs for legal and professional fees have been included in General and Administrative costs.

The estimated fair value of assets acquired, including the real property, and liabilities assumed consisted of the following:

Cash and cash equivalents	$226,000
Accounts receivable (contractual amounts totaling $545,958)	546,000
Other current assets	361,000
Building and other fixed assets	2,617,000
Customer list	4,000,000
Non amortizable goodwill and brand asset	6,739,000
Current liabilities	(461,000)
Total fair value of assets acquired and liabilities assumed	$14,028,000

LIFEWAY FOODS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2009 and 2008
and December 31, 2008

Note 4 – INTANGIBLE ASSETS

Intangible assets, and the related accumulated amortization, consist of the following:

	September 30, 2009		September 30, 2008		December 31, 2008
	Cost	Accumulated Amortization	Cost	Accumulated Amortization	Cost	Accumulated Amortization
Recipes	$43,600	$43,600	$43,600	$42,009	$43,600	$43,600
Customer lists and other customer related intangibles	4,305,200	486,280	305,200	172,583	305,200	182,938
Lease acquisition	87,200	64,359	87,200	51,904	87,200	55,019
Other	6,638	6,638	6,638	4,317	6,638	4,647
Customer relationship	985,000	259,932	985,000	177,848	985,000	198,368
Contractual backlog	12,000	12,000	12,000	12,000	12,000	12,000
Trade names	1,980,000	418,000	1,980,000	286,000	1,980,000	319,000
Formula	438,000	138,700	438,000	94,900	438,000	105,850
	$7,857,638	$1,429,509	$3,857,638	$841,561	$3,857,638	$921,422

Amortization expense is expected to be as follows for the 12 months ending September 30:

2010	$667,716
2011	667,631
2012	651,800
2013	624,550
2014	624,550
Thereafter	3,191,882
$6,428,129

Amortization expense during the nine months ended September 30, 2009 and 2008 and for the year ended December 31, 2008 was $508,086, $239,585 and $319,446, respectively.

Goodwill and brand assets increased during the period ending September 30, 2009 due to the acquisition of Fresh Made (See Note 3).

Note 5 – MARKETABLE SECURITIES

The cost and fair value of marketable securities classified as available for sale are as follows:

September 30, 2009	Cost	Unrealized Gains	Unrealized Losses		Fair Value

Equities	$1,383,083	$127,024		(137,790)	$1,372,317
Mutual Funds	178,166	2,018		(25,885)	154,299
Preferred Securities	388,705	7,080		(135,301)	260,484
Corporate Bonds	1,559,094	48,181		(9,246)	1,598,029
Government Agency Obligations	933,760	9,212		(6,764)	936,208
Certificate of Deposits	652,005	—		(22,885)	629,120
Total	$5,094,813	$193,515	$	(337,871)	$4,950,457

LIFEWAY FOODS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2009 and 2008
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

Proceeds from the sale of marketable securities were $5,323,423, $6,792,962 and $4,659,350 during the year ended December 31, 2008 and for the nine months ended September 30, 2009 and 2008 respectively.

Gross gains of $384,574, $346,407 and $376,751 and gross losses of $1,118,221, $620,702 and $523,155 were realized on these sales during the year ended December 31, 2008 and for the nine months ended September 30, 2009 and 2008, respectively.

The following table shows the gross unrealized losses and fair value of Company's investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2009:

LIFEWAY FOODS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2009 and 2008
and December 31, 2008

Note 5 – MARKETABLE SECURITIES - Continued

	Less Than 12 Months			12 Months or Greater			Total
Description of Securities	Fair Value	Unrealized Losses		Fair Value	Unrealized Losses		Fair Value	Unrealized Losses

Equities	$304,784	$	(82,750)	$87,596	$	(55,040)	$392,380	$	(137,790)
Mutual Funds	86,194		(17,854)	39,061		(8,031)	125,255		(25,885)
Preferred Securities	3,264		(1,101)	235,390		(134,200)	238,654		(135,301)
Corporate Bonds	409,307		(6,405)	101,403		(2,841)	510,710		(9,246)
Government Agency Obligations	259,936		(5,085)	76,297		(1,679)	336,233		(6,764)
Certificates of Deposit	379,120		(22,885)	—		—	379,120		(22,885)
	$1,442,605	$	(136,080)	$539,747	$	(201,791)	$1,982,352	$	(337,871)

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

Equities, Mutual Funds, Corporate Bonds and Government Agency Obligations - The Company's investments in equity securities, mutual funds, corporate bonds and government agency obligations consist of investments in common stock, preferred stock and debt securities of companies in various industries.  The Company evaluated the near-term prospects of the issuer in relation to the severity and duration of the impairment. Based on that evaluation and the Company's ability and intent to hold these investments for a reasonable period of time sufficient for a forecasted recovery of fair value, the Company does not consider any material investments to be other-than-temporarily impaired at September 30, 2009.

Preferred Securities - The Company's investments in preferred securities consist of investments in preferred stock of companies in various industries.  The Company evaluated the continuing performance of the securities, the credit worthiness of the issuers as well as the near-term prospects of the security in relation to the severity and duration of the impairment. Based on that evaluation and the Company's ability and intent to hold these investments for a reasonable period of time sufficient for a forecasted recovery of fair value, the Company does not consider any material investments to be other-than-temporarily impaired at September 30, 2009.

LIFEWAY FOODS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2009 and 2008
and December 31, 2008

Note 6 – INVENTORIES

Inventories consist of the following:
	September 30,		December 31,
	2009	2008	2008
Finished goods	$1,626,092	$1,375,304	$1,343,811
Production supplies	1,718,779	1,604,106	1,291,484
Raw materials	761,760	1,227,684	462,247
Total inventories	$4,106,631	$4,207,094	$3,097,542

Note 7 – PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	September 30,		December 31,
	2009	2008	2008
Land	$1,178,160	$969,232	$969,232
Buildings and improvements	9,967,295	7,102,608	7,138,042
Machinery and equipment	12,292,030	8,227,558	8,229,202
Vehicles	961,245	610,558	610,558
Office equipment	238,029	137,120	180,351
Construction in process	—	2,120,346	2,309,045
	24,636,759	19,167,422	19,436,430
Less accumulated depreciation	10,824,720	8,177,922	8,373,716
Total property and equipment	$13,812,039	$10,989,500	$11,062,714

Depreciation expense during the year ended December 31, 2008 and for the nine months ended September 30, 2009 and 2008 was $777,715, $859,044 and $581,920, respectively.

Note 8 – ACCRUED EXPENSES

Accrued expenses consist of the following:

	September 30,		December 31,
	2009	2008	2008
Accrued payroll and payroll taxes	$234,269	$111,631	$98,089
Accrued property tax	376,840	363,672	291,819
Other	72,576	57,359	68,374
	$683,685	$532,662	$458,282

LIFEWAY FOODS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2009 and 2008
and December 31, 2008

Note 9 – NOTES PAYABLE

Notes payable consist of the following:
	September 30,		December 31,
	2009	2008	2008
Mortgage note payable to a bank, payable in monthly installments of $3,273 including interest at 7%, with a balloon payment of $416,825 due September 25, 2011. Collateralized by real estate.	—	$440,874	$438,926

Mortgage note payable to a bank, payable in monthly installments of $19,513 including interest at 5.6%, with a balloon payment of $2,652,143 due July 14, 2010. Collateralized by real estate.	—	2,779,572	2,760,288

Note payable to Amani Holding LLC, payable in quarterly installments of $262,500 plus interest at the floating prime rate per annum (7.25% at December 31, 2007) due September 1, 2010 secured by letter of credit.	—	1,124,500	837,244

Note payable to Private Bank in monthly installments of $42,222, plus variable interest rate, currently at 2.945%, with a balloon payment of $5,066,667 due February 6, 2014. Collateralized by substantially all assets of the Company.	7,262,222	—	—

Line of credit with Private Bank at variable interest rate, currently at 2.945%, due on February 6, 2010. Collateralized by real estate.	2,400,000	—	—

Line of credit with Morgan Stanley at variable interest rate, currently at 2.40%. Secured by marketable securities.	1,957,040	—	—

Subordinated notes payable to Ilya Mandel & Michael Edelson, payable in quarterly installments of $341,875, plus interest at the floating rate per annum (3.3% at September 30, 2009) due February 6, 2011.	2,012,515	—	—
Total notes payable	13,631,777	4,344,946	4,036,458
Less current maturities	6,231,204	1,125,608	928,444
Total long-term portion	$7,400,573	$3,219,338	$3,108,014

LIFEWAY FOODS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2009 and 2008
and December 31, 2008

Note 9 – NOTES PAYABLE - Continued

Maturities of notes payables are as follows:

For the Period Ended September 30,
2010	$6,231,204
2011	1,151,682
2012	506,667
2013	506,667
2014	5,235,557
Total	$13,631,777

Note 10 – PROVISION FOR INCOME TAXES

The provision for income taxes consists of the following:

			For the
	For the Nine Months Ended		Year Ended
	September 30,		December 31,
	2009	2008	2008
Current:
Federal	$2,293,323	$1,267,998	$1,005,159
State and local	494,875	235,855	184,016
Total current	2,788,198	1,503,853	1,189,175
Deferred	236,063	(125,221)	(509,386)
Provision for income taxes	$3,024,261	$1,378,632	$679,789

A reconciliation of the provision for income taxes and the income tax computed at the statutory rate is as follows:

			For the
	For the Nine Months Ended		Year Ended
	September 30,		December 31,
	2009	2008	2008
Federal income tax expense computed at the statutory rate	$2,881,286	$1,463,625	$881,302
State and local tax expense, net	406,770	206,629	124,419
Permanent differences	(263,795)	(291,622)	(150,772)
Other	—	—	(175,160)
Provision for income taxes	$3,024,261	$1,378,632	$679,789

LIFEWAY FOODS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2009 and 2008
and December 31, 2008

Note 10 – PROVISION FOR INCOME TAXES - Continued

Amounts for deferred tax assets and liabilities are as follows:

	September 30,		December 31,
	2009	2008	2008
Non-current deferred tax liabilities arising from: Temporary differences -
accumulated depreciation and amortization	$(2,010,273)	$(1,615,421)	$(1,607,155)
Current deferred tax assets arising from:
Unrealized losses on marketable securities	59,619	716,749	351,020
Impairment of marketable securities	59,003	—	396,017
Inventory	174,013	178,271	127,177
Allowance for doubtful accounts	14,460	14,459	14,460
Allowance for promotions	30,975	—	30,975
Total current deferred tax assets (liabilities)	338,070	909,479	919,649
Net deferred tax liability	$(1,672,203)	$(705,942)	$(687,506)

Note 11 – SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for interest and income taxes are as follows:
			For the
	For the Nine Months Ended		Year Ended
	September 30,		December 31,
	2009	2008	2008
Interest	$330,095	$222,166	$307,620
Income taxes	$2,458,149	$937,967	$1,288,428

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

As of December 31, 2008 and at September 30, 2009 and 2008, there were no stock options outstanding or exercisable. There were approximately 940,000 shares available for issuance under the Plan at September 30, 2009.

LIFEWAY FOODS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2009 and 2008
and December 31, 2008

Note 12 – STOCK AWARD AND STOCK OPTION PLANS - Continued

On June 13, 2008, Lifeway's Board of Directors approved awards of an aggregate amount of 10,500 shares to be awarded under its Employee and Consulting Services and Compensation Plan to certain key employees and consultants for services rendered to the Company.  The stock awards were made on June 13, 2008 and have vesting periods of one year. The expense for the awards is measured as of July 1, 2008 at $11.87 per share for 10,500 shares, or a total stock award expense of $124,635. This expense will be recognized as the stock awards vest in 12 equal portions of $10,386, or 875 shares per month for one year.

On May 18, 2007, Lifeway's Board of Directors approved awards of an aggregate amount of 8,400 shares to be awarded under its Employee and Consulting Services and Compensation Plan to certain key employees and consultants for services rendered to the Company.  The stock awards were made on June 1, 2007 and have vesting periods of one year. The expense for the awards is measured as of June 1, 2007 at $9.90 per share for 8,400 shares, or a total stock award expense of $83,160. This expense will be recognized as the stock awards vest in 12 equal portions of $6,930, or 700 shares per month for one year.

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

LIFEWAY FOODS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2009 and 2008
and December 31, 2008

Note 13 – FAIR VALUE MEASUREMENTS - Continued

Disclosures concerning assets and liabilities measured at fair value are as follows:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at September 30, 2009
Assets
Investment securities- available - for - sale	$4,950,457	—	—	$4,950,457

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
September 30, 2009 and 2008
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

On April 9, 2009, the FASB finalized three FASB Staff Positions (“FSPs”) regarding the accounting treatment for investments including mortgage-backed securities. These FSPs changed the method for determining if an other-than-temporary impairment (“OTTI”) exists and the amount of OTTI to be recorded through an entity’s income statement. The changes brought about by the FSPs provide greater clarity and reflect a more accurate representation of the credit and noncredit components of an OTTI event. The three FSPs are as follows:

●
FASB ASC 820-10-65-4, Fair Value Measurements and Disclosures provides guidelines for making fair value measurements that determine fair value when the volume and level of activity for assets or liabilities have significantly decreased and identify transactions that are not orderly.

●
FASB ASC 320-10-65, Investments — Debt and Equity Securities provides additional guidance designed to create greater clarity and consistency in accounting for and presenting impairment losses on securities.

●	FASB ASC 825-10-65, Financial Instruments enhances consistency in financial reporting by increasing the frequency of fair value disclosures.

The adoption of these did not have a material effect on the Company’s results of operations or financial position.

In May 2009, FASB issued FASB ASC 855, Subsequent Events with the objective to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. FASB ASC 855 sets forth: (i) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and (iii) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. FASB ASC 855 is effective for interim and annual financial periods ending after June 15, 2009. The adoption of FASB ASC 855 on June 30, 2009, did not have an impact on the Company’s consolidated financial statements.

LIFEWAY FOODS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2009 and 2008
and December 31, 2008

Note 14 – RECENT ACCOUNTING PRONOUNCEMENTS - Continued

In June 2009, FASB issued FASB ASC 810, Consolidation. The objective of FASB ASC 810 is to improve financial reporting by enterprises involved with variable interest entities and to provide more relevant and reliable information to users of financial statements. FASB ASC 810 shall be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. The Company is currently evaluating the impact of the adoption of this standard, but does not expect it have a material effect on the Company’s financial position or results of operation.

In June 2009, the Financial Accounting Standards Board (FASB) issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles.” SFAS No. 168 approved the FASB Accounting Standards Codification (the Codification) as the single source of authoritative nongovernmental GAAP. All existing accounting standard documents, such as FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force and other related literature, excluding guidance from the Securities and Exchange Commission, have been superseded by the Codification. All other non-grandfathered, non-SEC accounting literature not included in the Codification has become nonauthoritative. The Codification is effective for interim or annual periods ending after September 15, 2009. There have been no changes to the content of our financial statements or disclosures as a result of implementing the Codification during the quarter ended September 30, 2009. However, as a result of implementation of the Codification, previous references to new accounting standards and literature are no longer applicable.  All future references to authoritative accounting literature in our consolidated financial statements will be referenced in accordance with the Codification.

Note 15 – SUBSEQUENT EVENTS

None.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Comparison of Quarter Ended September 30, 2009 to Quarter Ended September 30, 2008

The following analysis should be read in conjunction with the unaudited financial statements of the Company and related notes included elsewhere in this quarterly report and the audited financial statements and Management’s Discussion and Analysis contained in our Form 10-K, for the fiscal year ended December 31, 2008, and in the Management’s Discussion and Analysis contained in our Form 10-Q, for the fiscal quarters ended March 31, 2009 and June 30, 2009.

Results of Operations

Total consolidated group sales increased by $4,193,594, (approximately 37%) to $15,433,876 during the three-month period ended September 30, 2009 from $11,240,282 during the same three-month period in 2008. This increase is primarily attributable to increased sales and awareness of Lifeway’s flagship line, Kefir, as well as ProBugs®  Organic Kefir for kids.  Additionally, Lifeway recorded revenues from its February 6, 2009 acquisition of Fresh Made Dairy.  Included in the total group sales was approximately $2,190,000 of revenue related to this acquisition and recorded during the third quarter of 2009.

Cost of goods sold as a percentage of sales, excluding depreciation was approximately 58% during the third quarter 2009, compared to about 67% during the same period in 2008. The decrease was primarily attributable to the decreased cost of conventional milk, our largest raw material, and the cost of transportation and other petroleum based production supplies.  The cost of conventional milk was approximately 30% less during the 3rd quarter 2009, when compared to the same period in 2008. Gross profit increased approximately 77% during the third quarter of 2009, when compared with the same period in 2008.

Operating expenses as a percentage of sales were approximately 20% during the third quarter 2009, compared to about 18% during the same period in 2008.   This increase is primarily attributable to a 111% increase in amortization expense, a non cash expense, related to the February 6, 2009 acquisition of Fresh Made Dairy.

Total operating income increased by $1,772,193, (approximately 121%) to $3,239,432 during the third quarter 2009, from $1,467,239 during the same period in 2008.

Interest expense during the third quarter 2009 was $99,864 compared with interest expense of $71,928 during the same period a year ago.  This higher interest expense is primarily attributable to the issuance of the note payable related to the February 6, 2009 Fresh Made Dairy acquisition.  Notes payable are discussed in Note 9 of the Notes to Consolidated Financial Statements.

Total income before taxes increased by $1,884,819 (approximately 168%) to $3,007,652 during the third quarter 2009, from $1,122,833 during the same period in 2008.

Provision for income taxes was $1,636,911, or a 54% tax rate, for the third quarter ended September 30, 2009, compared with a provision for income taxes of $267,917, or a 24% tax rate, for the same period in 2008.  This increase was due to an under estimate of income tax liability in the third quarter 2008, which resulted in an increased adjustment to the provision for income taxes during the third quarter 2009.

Total net income was $1,370,741 or $.08 per share for the third quarter ended September 30, 2009, compared with $854,916 or $.05 per share in the same period in 2008.  This represents a 60% increase in net income from the third quarter 2009 when compared to the same period in 2008.

Comparison of Nine-Month Period Ended September 30, 2009 to Nine-Month Period Ended September 30, 2008

Results of Operations

Sales increased by $9,763,471, (approximately 29%) to $43,649,383 during the nine-month period ended September 30, 2009 from $33,885,912 during the same nine-month period in 2008. This increase is primarily attributable to increased sales and awareness of Lifeway’s flagship line, Kefir, as well as Lifeway’s kids Kefir drink, ProBugs®.  Additionally, Lifeway recorded revenues from its February 6, 2009 acquisition of Fresh Made Dairy.  Included in the total group sales was approximately $5,733,600 of revenue related to this acquisition and recorded during the nine-month period ended September 30, 2009.

Cost of goods sold as a percentage of sales, excluding depreciation expense, was approximately 57% during the nine-month period ended September 30, 2009, compared to about 66% during the same period in 2008.  The decrease was primarily attributable to the decreased cost of conventional milk, our largest raw material, and the cost of transportation and other petroleum based production supplies.

Operating expenses as a percentage of sales for Lifeway Foods were approximately 20% during the nine-month period ended September 30, 2009, compared to about 19% during the same period in 2008.  This increase is primarily attributable to the increase in professional fees related to the February 6, 2009 acquisition of Fresh Made Dairy and a 112% increased amortization expense, a non cash expense, also related to the Fresh Made Dairy acquisition.  Professional fees related to the acquisition were approximately $260,000.  Many of the acquisition related professional fees are non recurring expenses.

Total operating income increased by $4,557,531, (approximately 104%) to $8,937,589 during the nine-month period ending September 30, 2009, from $4,380,058 during the same period in 2008.

Total other expenses during the nine-month period ending September 30, 2009 were $463,219, compared with total other expenses of $346,186 during the same period in 2008.  This increase is primarily attributable to a higher interest expense related to the February 6, 2009 Fresh Made Dairy acquisition.  Interest expenses during the nine-month period ending September 30, 2009 were $364,337, which includes approximately a $55,000 pre -payment penalty on one of Lifeway’s real estate mortgages related to the financing of the acquisition.  This pre-payment expense is a non recurring expense.

Total income before taxes increased by $4,440,498, (approximately 110%) to $8,474,370 during the nine-month period ended September 30, 2009, from $4,033,872 during the same period in 2008.

Provision for income taxes was $3,024,261, or a 36% tax rate, for the nine-month period ended September 30, 2009, compared with a provision for income taxes of $1,378,632, or a 34% tax rate, for the same period in 2008.

Total net income was $5,450,109, or $.32 per share for the nine-month period ended September 30, 2009, compared with $2,655,240, or $.16 per share in the same period in 2008.  This represents a 105% increase in net income from the nine-month period ended September 30, 2009 when compared to the same period in 2008.

Sources and Uses of Cash

Net cash provided by operating activities was $5,504,144 during the nine-months ended September 30, 2009, which is an increase of $1,872,155 when compared to the same period in 2008.  This increase is primarily attributable to the increase in net income of $2,794,869.

Net cash used in investing activities was $3,720,562 during the nine-months ended September 30, 2009, which is an increase of $2,051,518 when compared to the same period in 2008.  This increase is primarily due to the Company’s acquisition of Fresh Made Dairy, net of cash acquired.  The Company purchased $1,020,776 worth of property, plant and equipment during the first nine-months of 2009 when compared to the purchase of $1,892,472 worth of property, plant in equipment during the same period in 2008.  This represents a decrease of $871,696 in the purchase of equipment during the nine-months ended September 30, 2009, when compared to the same period in 2008.  The Company also repaid certain of its short term liabilities in the form of a margin loan in the amount of $407,479 during its second quarter of 2009.

Lifeway had a net increase in cash and cash equivalents of $527,139 during the nine-months ended September 30, 2009, compared to a net decrease in cash and cash equivalents of $65,019 during the same period in 2008.

Assets and Liabilities

Total assets were $50,515,216 during the nine-months ended September 30, 2009, which is an increase of $14,067,206 when compared to the same period in 2008.  This is primarily due the Company’s acquisition of Fresh Made Dairy, which increased intangible assets by $10,151,285 as of September 30, 2009 when compared to September 30, 2008.  Additionally, the value of the Company’s property, plant and equipment was $13,812,039 as of September 30, 2009, which is an increase of $2,822,539 from September 30, 2008.

Total current liabilities were $9,095,186 during the nine-months ended September 30, 2009, which is an increase of $4,338,387 when compared to the same period in 2008.  This is primarily due the Company’s acquisition of Fresh Made, which increased current maturities of notes payable by $5,105,596 as of September 30, 2009 when compared to September 30, 2008.

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

Other Developments

On May 28, 2009, Lifeway's Board of Directors approved awards of an aggregate amount of 18,000 shares to be awarded under its Employee and Consulting Services and Compensation Plan to certain key employees and consultants for services rendered to the Company.  The stock awards were made on May 28, 2009 and have vesting periods of one year. The expense for the awards is measured as of July 14, 2009 at $14.69 per share for 18,000 shares, or a total stock award expense of $264,420. This expense will be recognized as the stock awards vest in 12 equal portions of $22,035, or 1500 shares per month for one year.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4T.    CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As of September 30, 2009, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of September 30, 2009 in ensuring that information required to be disclosed by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified under the Exchange Act rules and forms due to the material weaknesses as disclosed in our Form 10-K filed on March 31, 2009 which we cannot yet determine have been remedied by implementation of the NAV software as described below. As a result, we performed additional analysis and other post-closing procedures to ensure our consolidated financial statements were prepared in accordance with generally accepted accounting principles.

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

PART II — OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS.

None.

ITEM 1A.    RISK FACTORS.

Not applicable.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

(a)	Not applicable.
(b)	Not applicable.
(c)	Purchases of the Company’s Securities.
Period	(a) Total Numbers of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 1, 2009 to July 31, 2009	29,652	12.47	29,652	9,998
Aug. 1, 2009 to Aug. 31, 2009	9,998	12.97	9,998	0
*Total	39,650	$12.72	39,650	0

* Pursuant to the share repurchase program approved November 20, 2008 for 100,000 split adjusted shares with a plan expiration date of one year.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.    OTHER INFORMATION.

On November 16, 2009, the Company announced its financial results for the fiscal quarter ended September 30, 2009 and certain other information. A copy of the Company’s press release announcing these financial results and certain other information is attached as Exhibit 99.1 hereto. The information contained in Exhibit 99.1 hereto is being furnished, and should not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities imposed by that Section. The information contained in Exhibit 99.1 shall not be incorporated by reference into any registration statement or other document or filing under the Securities Act of 1933, as amended, except as may be expressly set forth in a specific filing. The press release filed as an exhibit to this report includes “safe harbor” language pursuant to the Private Securities Litigation Reform Act of 1995, as amended, indicating that certain statements about the Company’s business and other matters contained in the press release are “forward-looking.” The press release also cautions investors that “forward-looking” statements may be different from actual operating results. Finally, the press release states that a more thorough discussion of risks and uncertainties which may affect the Company’s operating results is included in the Company’s reports on file with the Securities and Exchange Commission.

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

31.1	Officer’s Certificate Pursuant to 15 U.S.C. 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Officer’s Certificate Pursuant to 15 U.S.C. 7241, as Adopted Pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Press Release dated November 16, 2009.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIFEWAY FOODS, INC.
(Registrant)

Date:	November 16, 2009	By:	/s/ Julie Smolyansky
Julie Smolyansky Chief Executive Officer, President and Director

Date:	November 16, 2009	By:	/s/ Edward P. Smolyansky
Edward P. Smolyansky Chief Financial and Accounting Officer and Treasurer

EXHIBIT INDEX

Exhibit Number	Description of Document

3.4	Amended and Restated By-laws (incorporated by reference to Exhibit No. 3.5 of Lifeway’s Current Report on Form 8-K dated and filed on December 10, 2002). (File No. 000-17363)

3.5
Articles of Incorporation, as amended and currently in effect (incorporated by reference to Exhibit 3.5 of Lifeway’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2000 and filed on August 8, 2000). (File No. 000-17363)

31.1	Officer’s Certificate Pursuant to 15 U.S.C. 7241, as Adopted Pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.

31.2	Officer’s Certificate Pursuant to 15 U.S.C. 7241, as Adopted Pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Press Release dated November 16, 2009.