Form 10-Q/A
period 2009-06-30
LIFEWAY FOODS INC
filed 2009-12-02
CIK 814586

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q/A

AMENDMENT NO. 1
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

As of December 1, 2009, the issuer had 16,775,930 shares of common stock, no par value, outstanding.

 EXPLANATORY NOTE

This amendment to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 of Lifeway Foods, Inc. (as originally filed on August 14, 2009, the “Form 10-Q”) is being filed to correct typographical errors in the Form 10-Q.  The Form 10-Q is restated herein in its entirety. The disclosures in this amendment (the “Form 10-Q/A”) continue to speak as of the date of the Form 10-Q, and do not reflect events occurring after the filing of the Form 10-Q. Accordingly, this Form 10-Q/A should be read in conjunction with our other filings made with the Securities and Exchange Commission subsequent to the filing of the 10-Q, including any amendments to those filings. The filing of this Form 10-Q/A shall not be deemed an admission that the Form 10-Q when made included any untrue statement of a material fact or omitted to state a material fact necessary to make a statement not misleading.

LIFEWAY FOODS, INC.
CONTENTS TO FORM 10-Q/A

LIFEWAY FOODS, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2009 and 2008

AND DECEMBER 31, 2008

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

LIFEWAY FOODS, INC. AND SUBSIDIARIES
Consolidated Statements of Financial Condition
June 30, 2009 and 2008 (Unaudited) and December 31, 2008

	(Unaudited)
	June 30		December 31,
	2009	2008	2008
ASSETS

Current assets
Cash and cash equivalents	$582,766	$342,039	$277,248
Marketable securities	4,659,161	6,472,027	5,262,168
Inventories	3,817,195	3,851,725	3,097,542
Accounts receivable, net of allowance for doubtful accounts of $110,011 and $35,011 at June 30, 2009 and 2008 and $110,011 at December 31, 2008	6,064,801	4,626,287	4,765,865
Prepaid expenses and other current assets	55,669	12,582	23,226
Other receivables	65,730	49,571	40,314
Deferred income taxes	638,372	602,227	919,649
Refundable income taxes	778,125	—	356,416
Total current assets	16,661,819	15,956,458	14,742,428

Property and equipment, net	13,793,929	10,769,676	11,062,714

Intangible assets
Goodwill and other non amortizable brand asset	12,154,091	5,414,858	5,414,858
Other intangible assets, net of accumulated amortization of $1,260,810 and $761,699 at June 30, 2009 and 2008 and $921,422 at December 31, 2008	6,596,829	3,095,939	2,936,216
Total intangible assets	18,750,920	8,510,797	8,351,074

Other assets	500,000	500,000	500,000

Total assets	$49,706,668	$35,736,931	$34,656,216

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Current maturities of notes payable	$6,219,788	$1,130,612	$928,444
Accounts payable	2,024,313	1,873,644	2,260,272
Accrued expenses	617,662	548,706	458,282
Margin payable	—	407,479	—
Accrued income taxes	—	395,093	—
Total current liabilities	8,861,763	4,355,534	3,646,998

Notes payable	7,907,847	3,517,841	3,108,014

Deferred income taxes	1,941,740	1,647,550	1,607,155

Stockholders’ equity
Common stock, no par value; 20,000,000 shares authorized; 17,273,776 shares issued; 16,812,955 shares outstanding at June 30, 2009; 17,273,776 shares issued; 16,740,407 shares outstanding at June 30, 2008; and 17,273,776 shares issued; 16,724,467 shares outstanding at December 31, 2008	6,509,267	6,509,267	6,509,267
Paid-in-capital	1,912,845	1,149,068	1,202,009
Treasury stock, at cost	(3,353,490)	(3,110,637)	(3,302,025)
Retained earnings	26,463,077	22,271,730	22,383,707
Accumulated other comprehensive loss, net of taxes	(536,381)	(603,422)	(498,909)
Total stockholders’ equity	30,995,318	26,216,006	26,294,049

Total liabilities and stockholders’ equity	$49,706,668	$35,736,931	$34,656,216

See accompanying notes to financial statements

LIFEWAY FOODS, INC. AND SUBSIDIARIES
Consolidated Statements of Income and Comprehensive Income
For the Three and Six Months Ended June 30, 2009 and 2008 (Unaudited)
and the Year Ended December 31, 2008

	(Unaudited)		(Unaudited)
	Three Months Ended		Six Months Ended		Year Ended
	June 30,		June 30,		December 31,
	2009	2008	2009	2008	2008

Sales	14,479,429	$11,523,393	$28,215,509	$22,645,631	44,461,455

Cost of goods sold	7,978,110	7,455,696	16,102,691	14,897,779	30,926,114
Depreciation expense	353,654	195,128	570,428	384,552	777,715

Total cost of goods sold	8,331,764	7,650,824	16,673,119	15,282,331	31,703,829

Gross profit	6,147,665	3,872,569	11,542,390	7,363,300	12,757,626

Selling Expenses	1,386,815	1,154,126	2,694,740	2,213,292	4,098,176
General and Administrative	1,437,505	1,092,420	2,810,103	2,077,466	4,149,010
Amortization expense	168,698	79,862	339,388	159,723	319,446

Total Operating Expenses	2,993,018	2,326,408	5,844,231	4,450,481	8,566,632

Income from operations	3,154,647	1,546,161	5,698,159	2,912,819	4,190,994

Other income (expense):
Interest and dividend income	48,506	62,862	110,717	165,995	343,329
Rental Income	11,947	11,647	21,294	23,294	48,886
Interest expense	(110,090)	(68,969)	(264,473)	(154,924)	(298,619)
Impairment of marketable securities	—	—	—	—	(958,879)
Loss on Disposition of Equipment	(2,825)	—	(2,825)	—	—
Gain (loss) on sale of marketable securities, net	53,638	(87,174)	(96,152)	(36,145)	(733,647)
Total other income (Expense)	1,176	(81,634)	(231,439)	(1,780)	(1,598,930)

Income before provision for
income taxes	3,155,823	1,464,527	5,466,720	2,911,039	2,592,064

Provision for income taxes	623,918	552,809	1,387,350	1,110,715	679,789

Net income	$2,531,905	$911,718	$4,079,370	$1,800,324	$1,912,275

Basic and diluted earnings per common share	0.15	0.05	0.24	0.11	0.11

Weighted average number of shares outstanding	16,823,691	16,765,094	16,823,691	16,789,727	16,765,080

COMPREHENSIVE INCOME

Net income	$2,531,905	$911,718	$4,079,370	$1,800,324	$1,912,275

Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on marketable securities (net of tax benefits)	306,293	(233,221)	(37,472)	(415,596)	(720,517)
Less reclassification adjustment for (gains) losses included in net income (net of taxes)		51,171		21,217	430,651

Comprehensive income	$2,838,198	$729,668	$4,041,898	$1,405,945	$1,622,409

See accompanying notes to financial statements

LIFEWAY FOODS, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders Equity
For the Six Months Ended June 30, 2009 (Unaudited)
and the Year Ended December 31, 2008

	# of Shares Issued	Common Stock, No Par Value 20,000,000 Shares Authorized # of Shares Outstanding	# of Shares of Treasury Stock	Common Stock	Paid In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Tax	Total

Balances at December 31, 2007	17,273,776	16,827,726	446,050	6,509,267	1,120,669	(2,078,165)	20,471,432	(209,043)	25,814,160

Redemption of stock	—	(112,009)	112,009	—	—	(1,239,488)	—	—	(1,239,488)

Issuance of treasury stock for compensation	—	8,750	(8,750)	—	81,340	15,628	—	—	96,968

Other comprehensive income (loss):
Unrealized losses on securities, net of taxes and reclassification adjustment	—	—	—	—	—	—	—	(289,866)	(289,866)

Net income for the year ended December 31, 2008	—	—	—	—	—	—	1,912,275	—	1,912,275

Balances at December 31, 2008	17,273,776	16,724,467	549,309	6,509,267	1,202,009	(3,302,025)	22,383,707	(498,909)	26,294,049

Redemption of stock	—	(48,341)	48,341	—	—	(402,947)	—	—	(402,947)

Issuance of treasury stock for compensation	—	7,882	(7,882)	—	66,098	16,220	—	—	82,318

Issuance of treasury stock for Fresh Made acquisition	—	128,947	(128,947)	—	644,738	335,262	—	—	980,000

Other comprehensive income (loss):
Unrealized gains on securities, net of taxes and reclassification adjustment	—	—	—	—	—	—	—	(37,472)	(37,472)

Net income for the six months ended June 30, 2009	—	—	—	—	—	—	4,079,370	—	4,079,370

Balances at June 30, 2009	17,273,776	16,812,955	460,821	$6,509,267	$1,912,845	$(3,353,490)	$26,463,077	$(536,381)	$30,995,318

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
June 30, 2009 and 2008
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
June 30, 2009 and 2008
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
June 30, 2009 and 2008
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
June 30, 2009 and 2008
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
June 30, 2009 and 2008
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

LIFEWAY FOODS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2009 and 2008
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

LIFEWAY FOODS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2009 and 2008
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

LIFEWAY FOODS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2009 and 2008
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

LIFEWAY FOODS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2009 and 2008
and December 31, 2008

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

Note 8 – ACCRUED EXPENSES

Accrued expenses consist of the following:

	June 30,		December 31,
	2009	2008	2008
Accrued payroll and payroll taxes	$219,842	$243,876	$98,089
Accrued property tax	300,446	293,712	291,819
Other	97,374	11,118	68,374
	$617,662	$548,706	$458,282

Note 9 – NOTES PAYABLE

Notes payable consist of the following:

	June 30,		December 31,
	2009	2008	2008
Mortgage note payable to a bank, payable in monthly installments of $3,273 including interest at 7%, with a balloon payment of $416,825 due September 25, 2011. Collateralized by real estate.	—	$443,275	$438,926

Mortgage note payable to a bank, payable in monthly installments of $19,513 including interest at 5.6%, with a balloon payment of $2,652,143 due July 14, 2010. Collateralized by real estate.	—	2,798,264	2,760,288

Note payable to Amani Holding LLC, payable in quarterly installments of $262,500 plus interest at the floating prime rate per annum (7.25% at December 31, 2007) due September 1, 2010 secured by letter of credit.	—	1,406,914	837,244

Note payable to Private Bank in monthly installments of $42,222, plus variable interest rate, currently at 2.945%, with a balloon payment of $5,066,667 due February 6, 2014. Collateralized by substantially all assets of the Company.	7,388,889	—	—

Line of credit with Private Bank at variable interest rate, currently at 2.945%, due on February 6, 2010. Collateralized by real estate.	2,400,000	—	—

Line of credit with Morgan Stanley at variable interest rate, currently at 2.40%. Secured by marketable securities.	1,945,621	—	—

Subordinated notes payable to Ilya Mandel & Michael Edelson, payable in quarterly installments of $341,875, plus interest at the floating rate per annum (3.3% at June 30, 2009) due February 6, 2011.	2,393,125	—	—

Total notes payable	14,127,635	4,648,453	4,036,458
Less current maturities	6,219,788	1,130,612	928,444
Total long-term portion	$7,907,847	$3,571,841	$3,108,014

LIFEWAY FOODS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2009 and 2008
and December 31, 2008

Note 9 – NOTES PAYABLE - Continued

Maturities of notes payables are as follows:

For the Period Ended June 30,
2010	$6,219,788
2011	1,532,292
2012	506,667
2013	506,667
2014	5,362,221
Total	$14,127,635

Note 10 – PROVISION FOR INCOME TAXES

The provision for income taxes consists of the following:

			For the
	For the Six Months Ended		Year Ended
	June 30,		December 31,
	2009	2008	2008
Current:
Federal	$974,424	$969,123	$1,005,159
State and local	233,131	219,627	184,016
Total current	1,207,555	1,188,750	1,189,175
Deferred	179,795	(78,035)	(509,386)
Provision for income taxes	$1,387,350	$1,110,715	$679,789

A reconciliation of the provision for income taxes and the income tax computed at the statutory rate is as follows:

			For the
	For the Six Months Ended		Year Ended
	June 30,		December 31,
	2009	2008	2008
Federal income tax expense computed at the statutory rate	$1,858,685	$989,753	$881,302
State and local tax expense, net	262,403	139,730	124,419
Permanent differences	(733,738)	(18,768)	(150,772)
Other	—	—	(175,160)
Provision for income taxes	$1,387,350	$1,110,715	$679,789

LIFEWAY FOODS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2009 and 2008
and December 31, 2008

Note 10 – PROVISION FOR INCOME TAXES - Continued

Amounts for deferred tax assets and liabilities are as follows:

	June 30,				December 31,
	2009		2008		2008
Non-current deferred tax liabilities arising from: Temporary differences -
accumulated depreciation and amortization	$	(1,941,740)	$	(1,647,550)	$	(1,607,155)
Current deferred tax assets arising from:
Unrealized losses on marketable securities		431,188		424,555		351,020
Impairment of marketable securities		—		—		396,017
Inventory		161,749		163,212		127,177
Allowance for doubtful accounts		14,460		14,460		14,460
Allowance for promotions		30,975		—		30,975
Total current deferred tax assets (liabilities)		638,372		602,227		919,649
Net deferred tax liability	$	(1,303,368)	$	(1,045,323)	$	(687,506)

Note 11 – SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for interest and income taxes are as follows:

			For the
	For the Six Months Ended		Year Ended
	June 30,		December 31,
	2009	2008	2008
Interest	$250,553	$154,924	$307,620
Income taxes	$1,563,750	$552,777	$1,288,428

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

LIFEWAY FOODS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2009 and 2008
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
June 30, 2009 and 2008
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
June 30, 2009 and 2008
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

LIFEWAY FOODS, INC.
(Registrant)

Date:	December 2, 2009	By:	/s/ Julie Smolyansky
Julie Smolyansky Chief Executive Officer, President and Director

Date:	December 2, 2009	By:	/s/ Edward P. Smolyansky
Edward P. Smolyansky Chief Financial and Accounting Officer and Treasurer

EXHIBIT INDEX

Exhibit Number	Description of Document

3.4	Amended and Restated By-laws (incorporated by reference to Exhibit No. 3.5 of Lifeway’s Current Report on Form 8-K dated and filed on December 10, 2002). (File No. 000-17363)

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