Form 10-K
period 2009-12-31
LIFEWAY FOODS INC
filed 2010-03-31
CIK 814586

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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
Yes  ☐      No ☑

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T(§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐     No ☐

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates (approximately 4,876,074 shares) computed by reference to the price at which the stock was sold as of March 1, 2010 ($11.83 per share as quoted on the National Market System of the Nasdaq Stock Market) was: $57,683,955.

The number of shares outstanding of each of the issuer’s classes of common equity, as of March 1, 2010 is 16,753,190 shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE:

No portions of the Notice of Annual Meeting and Proxy Statement for the Registrant’s 2010 Annual Meeting of Shareholders, scheduled to be held June 18, 2010, are incorporated by reference in Part III.  Such Notice is to be filed no later than May 8, 2010.

LIFEWAY FOODS, INC.

Signatures	52

Index of Exhibits	53

List of Subsidiaries

Consent of Independent Registered Public Accounting Firm

Rule 13a-14(a)/15d-14(a) Certifications

Section 1350 Certifications

Press Release

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

ITEM 1.   BUSINESS.

BUSINESS DEVELOPMENT

Lifeway Foods, Inc., an Illinois corporation, commenced operations in February 1986, and was incorporated under the laws of the State of Illinois on May 19, 1986. The Company’s principal business activity is the manufacturing of probiotic, cultured, functional dairy and non-dairy health food products. Lifeway’s primary products are kefir, a drinkable dairy beverage similar to but distinct from yogurt, in several flavors sold under the name “Lifeway Kefir” and “Helios Nutrition Organic Kefir”; a line of various drinkable yogurts sold under the “La Fruta,” “Tuscan” and “Lassi” brands; and “BasicsPlus,” a dairy based immune-supporting dietary supplement beverage. The Company also produces several soy-based kefir beverages under the “SoyTreat” trademark. In addition to the drinkable products, Lifeway manufactures “Lifeway Farmer Cheese,” a line of various farmer cheeses, a line of gourmet cream cheeses, and “Sweet Kiss,” a fruit sugar-flavored spreadable cheese similar in consistency to cream cheese. The Company also manufactures and markets a vegetable-based seasoning under the “Golden Zesta” brand. In the Chicago metropolitan area, Lifeway distributes its products on its own trucks and via one distributor. Lifeway manufactures all of its products at Company-owned facilities and distributes its products primarily throughout the United States.  The Company directly distributes its products in the Philadelphia metropolitan area using its own trucks.

SUBSIDIARY ENTITIES

On August 3, 2006, the Company acquired all of the issued and outstanding stock of Helios Nutrition, Ltd. (“Helios”).  Pride of Main Street Dairy, L.L.C., a Minnesota limited liability company, is 100% owned by Helios.

On February 6, 2009, the Company acquired all of the issued and outstanding stock of Fresh Made, Inc., a Pennsylvania corporation (“Fresh Made”) for a combination of $8,050,000 (less certain offsets) in cash, and a promissory note in the principal amount of $2,735,000, due on February 6, 2011, 128,948 shares of common stock of Lifeway valued at a total of $980,000, and cancellation of a $265,000 loan.  In connection with such acquisition, Lifeway also acquired 1.135 acres of land in Philadelphia, Pennsylvania (the “Property”).  The consideration for the Property was $2,000,000.

Starfruit, L.L.C. and Starfruit Franchisor, L.L.C. are both wholly-owned subsidiaries formed on March 26, 2007 and July 15, 2008 respectively in connection with the Company’s Starfruit cafe activities.

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

LIFEWAY’S KEFIR.  “Lifeway’s Kefir” is a drinkable kefir product manufactured in ten regular and low-fat varieties, including plain, pomegranate, raspberry, blueberry, strawberry, cherry, peach, banana-strawberry, cappuccino and vanilla, and sold in 32 ounce containers and 8 ounce single serving containers featuring color-coded caps and labels describing nutritional information. In March 1996, Lifeway began marketing its non-fat, low-cholesterol kefir in six flavors — plain, raspberry, strawberry, strawberry-banana, peach and blueberry. The kefir product is currently marketed under the name “Lifeway’s Kefir,” and is typically sold by retailers from their dairy sections.

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

PROBUGS.  “ProBugs” is a kefir product that contains 10 live and active kefir cultures. Aimed at children ages 2-9, ProBugs comes in three flavors, “Sublime Slime Lime®,” “Orange Creamy Crawlert®” and “Goo-Berry Pie®” and is packaged in patented no spill spout pouches designed as cartoon bug characters Peter, Polly and Penelope ProBug®.

LA FRUTA DRINKABLE YOGURT.  “La Fruta” is a yogurt-like drink similar to a milkshake or smoothie that is specifically formulated to accommodate the Hispanic market, the fastest growing demographic in the United States. La Fruta is manufactured in six flavors: strawberry, mango, pina colada, banana-strawberry, horchata and tres leches.

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

BASICS PLUS.  “Basics Plus” is a patented kefir-based beverage product designed to improve gastrointestinal functions, enhancing the immune system.  This product contains certain “passive immunity products” purchased from GalaGen, Inc. prior to its 2002 bankruptcy.  Lifeway is currently engaged in discussion with several potential new suppliers of passive immunity products and is not currently manufacturing this beverage.

KEFIR STARTER.  “Kefir Starter” is a powdered form of kefir that is sold in envelope packets and allows a consumer to make his or her own drinkable kefir at home by adding milk. Lifeway continues to develop sales of this product internationally and via the internet.

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

DISTRIBUTION

With its thirteen company-owned trucks, Lifeway distributes its products directly and extensively in the State of Illinois, primarily in the Chicago metropolitan area. Lifeway also directly distributes its products in the Philadelphia and Tri State metropolitan area.

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

In connection with the certain Stockholders’ Agreement, as amended, between Lifeway, Danone Foods, Inc. and other parties, as well as certain other transactions between these two foregoing companies described elsewhere in this report, the parties agreed that they would not compete with each other during the term of the Stockholders’ Agreement, as extended, with respect to certain yogurt, cheese and kefir products. Specifically, Lifeway agreed not to produce or sell in the United States or Western Europe any type of yogurt, fromage frais, Italian style cheese, chilled desserts or any soy-based products, other than those that are kefir-based or those that were already being produced and sold by Lifeway as of December 24, 1999, and Danone agreed not to produce or sell any type of kefir-based products in the United States. On December 31, 2009, the term of the Stockholders’ Agreement was extended to December 31, 2010.

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

MAJOR CUSTOMERS

Lifeway distributes its products to numerous accounts throughout the United States. Concentrations of credit with regard to trade accounts receivable and sales are limited due to the fact that Lifeway’s customers are spread across different geographic areas.  However, customers are concentrated in the retail food industry, for example, Trader’s Joe’s. In 2009, Lifeway’s largest customer represented approximately 9% of sales and reflected sales in various regions of the United States outside the Chicago, Illinois metropolitan area.

TRANSACTIONS WITH GROUPE DANONE SA

All share amounts and prices in this subsection are historical and have not been adjusted for the stock splits which occurred in the first quarter of 2004 and the second quarter of 2006. On October 1, 1999, Lifeway and certain members of the Smolyansky family sold shares of restricted common stock to Danone at $10.00 per share. Later in 1999, Danone purchased additional shares of common stock from certain individuals, including shares purchased in transactions with certain Company affiliates, including Lifeway’s founder Michael Smolyansky, Val Nikolenko, Vice President of Production and Pol Sikar, a director, and his affiliates. As a result of these transactions, Danone became the beneficial owner of 20% of the outstanding common stock of Lifeway. Pursuant to the terms and conditions of the transaction, Lifeway granted certain limited rights to Danone, which include a right to nominate one director, anti-dilutive rights relating to future offerings and limited registration rights. In addition, as described above, Lifeway and Danone are parties to a Stockholders’ Agreement dated October 1, 1999, pursuant to which the parties agreed that they would not compete with each other through December 31, 2009 with respect to certain yogurt, cheese and kefir products. The Stockholders’ Agreement also provides that Danone may not own more than 20% of the outstanding common stock of Lifeway as a result of direct or indirect acquisition of shares. Danone’s interest as of December 31, 2009 was approximately 20.6% due to reductions in Lifeway’s shares outstanding, primarily due to share repurchases by Lifeway. On December 31, 2009, the term of the Stockholders’ Agreement was extended to December 31, 2010. The ability of Danone to sell such a large stake in Lifeway could have a negative effect on the Company’s stock price.

PATENTS, TRADEMARKS, LICENSES, ROYALTY AGREEMENTS

All trademark registrations have been granted by the United States Patent and Trademark Office (“USPTO”), unless otherwise noted below. Each trademark registration may be renewed upon expiration. Lifeway intends to make all timely filings as required for all trademarks listed.

Mark	Use	Date of Registration	Expiration of Registration	Comments
Lifeway	Cheese and kefir	December 12, 1989	December 12, 2019	Registration was timely renewed on December 12, 2009. Registration is renewable for ten year periods or during the six-month grace period following the registration expiration date.
Sweet Kiss	Cheese, cottage cheese and other milk products, excluding ice cream, ice milk and frozen yogurt	February 10, 1998	February 10, 2018	Registration was timely renewed on May 23, 2008. Registration is renewable for ten year periods or during the six-month grace period following the registration expiration date.
Kwashenka	Kefir, yogurt, cheeses, cottage cheeses and other milk products, excluding ice cream, ice milk and frozen yogurt	February 10, 1998	February 10, 2018
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

BA3APHBIII (A stylized presentation of “Bazarny” in Cyrillic characters)	Cultured milk products, excluding ice cream, ice milk and frozen yogurt; cheeses and cottage cheese.	March 17, 2009	March 17, 2019
Registration is renewable at the time of expiration provided mandatory documents are filed with the USPTO between the 5th and 6th anniversaries of the registration date or the six-month grace period following the sixth anniversary date.

BAZARNY	Cultured milk products, excluding ice cream, ice milk and frozen yogurt; cheeses and cottage cheese.	March 31, 2009	March 31, 2019
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
Application filed April 8, 2008, on an intent-to-use basis.  A Notice of Allowance was issued on November 18, 2008. A Statement of Use is due on May 18, 2010, or within the 3 year extension period following the Notice of Allowance date. After acceptance of the Statement of Use, registration will precede in due course.

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

PRIDE OF MAIN STREET	Dairy Product	November 9, 1987	November 9, 2007	Only for the State of Miinesota, not in US
HELIOS NUTRITION	Dairy products and functional foods	October 5, 1999	April 5, 2010
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

In addition, any Lifeway products exported to Canada would be subject to strict quotas imposed by the Trade Control Policy Division of the Department of Foreign Affairs and International Trade of Canada. Lifeway believes that it currently is in compliance with all applicable Canadian regulations. The Company exported no products to Canada in 2009.

RESEARCH AND DEVELOPMENT

Lifeway continues its program of new product development, centered around the nutritional and “low calorie” features of its proprietary kefir formulas.

Lifeway conducts primarily all of its research internally, but at times will employ the services of an outside testing facility. During 2008 and 2009, the amount Lifeway expended for research and new product development was not material to the financial position of Lifeway and no amount was customer supported.

EMPLOYEES

Lifeway currently employs approximately 200 employees, all of whom are full-time employees. Substantially all of these employees are engaged in the manufacturing of the Company’s products. None of Lifeway’s employees are covered by collective bargaining agreements.

ITEM 1A. RISK FACTORS.

Not applicable to smaller reporting company.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.  PROPERTIES.

On May 16, 1988, Lifeway purchased an approximately 26,000 square foot parcel of real property, including an approximately 8,500 square foot one-story brick building in good condition, located at 7625 N. Austin Avenue, Skokie, Illinois. Lifeway uses this facility for manufacturing and storage and has no plans to improve or renovate this property.  Lifeway is the only occupant of this property and presently holds fee simple title free and subject to a mortgage which secures the property as collateral for certain loans to Lifeway from The Private Bank & Trust as discussed in Item 7, Results of Operations, Liquidity and Capital Resources (the “Loans”).  The Loans are secured by all of the assets of Lifeway, including a first mortgage on

Lifeway’s real property located in Skokie, Illinois, Niles, Illinois and Morton Grove, Illinois.  A portion of the proceeds of the Loans was used to pay off previously existing mortgage loans.   At December 31, 2009, the Loans had a balance of 7,135,556, and 500,000, respectively.  The value of this property may be subject to real estate market forces that typically affect industrial real estate in the area immediately surrounding the property.

On October 16, 1996, Lifeway purchased a 110,000 square foot commercially-zoned parcel of real property, including a 46,000 square foot one-story brick building in good condition, located at 6431 Oakton Avenue, Morton Grove, Illinois. This property is used as Lifeway’s corporate headquarters and main manufacturing facility. This property has been improved every year since the time of purchase by the addition of custom-built refrigerated storage space and the addition of various machinery and equipment used to manufacture, package and store Lifeway’s products. Lifeway is the only occupant of this property and presently holds fee simple title subject to a mortgage which secures the property as collateral for the Loans discussed above.   The value of this property may be subject to real estate market forces that typically affect industrial real estate in the area immediately surrounding the property.

In June 2005, the Company purchased a 100,000-square-foot distribution and warehousing facility that is equipped with 40,000 square feet of refrigeration. The facility, located at 6101 Gross Point Road in Niles, Illinois, will be used to store raw materials and finished goods in order to relieve space pressures at the Company’s existing 50,000-square foot building, less than a mile away. The additional space at the Company’s main plant will be used to expand production capacity for the Company’s kefir and other probiotic products. Lifeway is the only occupant of this property and presently holds fee simple title subject to a mortgage which secures the property as collateral for the Loans discussed above.  The value of this property may be subject to real estate market forces that typically affect industrial real estate in the area immediately surrounding the property.

Included in the purchase of Pride of Main Street Dairy on August 3, 2006, Lifeway acquired an approximately 35,000 square foot commercially zoned parcel of real estate located at 214 Main Street S. Sauk Centre, Minnesota, including a 16,000 square foot two-story brick building used for production, and a 5,600 square foot storage facility. This property is used as the main headquarters and main production facility for Pride of Main Street Dairy. The building was built in the 1920’s with an addition in 1990. The facility is being used to produce all of the Pride of Main Street Dairy products, and approximately 70% of the Helios Nutrition Organic Kefir, with the remaining 30% being produced in Lifeway’s main production facility in Morton Grove, Illinois. Lifeway is the only occupant of this property and presently holds fee simple title subject to negative mortgage pledge as part of the collateral package for the Loans discussed above.    The value of this property may be subject to real estate market forces that typically affect industrial real estate in the area immediately surrounding the property.

On February 6, 2009, in connection with the Company’s acquisition of Fresh Made, Inc., Lifeway also acquired 1.135 acres of land in Philadelphia.  The consideration for this property was $2,000,000.  Fresh Made is the only occupier of this property.  Lifeway is the only occupant of this property and presently holds fee simple title subject to a negative mortgage pledge as part of the collateral package for the Loans discussed above.

For financial statement and tax purposes, Lifeway depreciates its buildings and improvements on a straight line basis over 31 and 39 years.

Management believes that Lifeway has adequate insurance coverage for all its properties.

ITEM 3.  LEGAL PROCEEDINGS.

Lifeway is not party to any material pending legal proceedings.  Lifeway is from time to time engaged in litigation matters arising in the ordinary course of business none of which presently is expected to have a material adverse effect on its business results or operations.

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

The range of high and low bid quotations for Lifeway’s Common Stock for the quarterly periods within the two most recent fiscal years, as reported by The Nasdaq Stock Market National Market System, is set forth in the following table:

	Low Bid	High Bid
First Qtr. 2008	9.25	11.75
Second Qtr. 2008	10.40	14.05
Third Qtr. 2008	9.02	15.48
Fourth Qtr. 2008	5.43	11.89
First Qtr. 2009	6.07	9.72
Second Qtr. 2009	6.57	13.50
Third Qtr. 2009	10.67	14.94
Fourth Qtr. 2009	9.87	12.59

As of March 15, 2010, there were approximately 87 holders of record of Lifeway’s Common Stock. The Company has no information regarding beneficial owners whose shares are held in street name.

DIVIDENDS

Lifeway has paid no cash dividends on its Common Stock since inception and management does not anticipate that such dividends will be paid in the foreseeable future.

SALES OF UNREGISTERED SECURITIES

None.

PURCHASES OF THE COMPANY’S SECURITIES

Period	(a) Total Numbers of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs

October 1 to October 31, 2009	0
November 1 to November 30, 2009	0
December 1 to December 31, 2009	0

Total	0

The Company established a share repurchase program approved December 17, 2009 (for 100,000 shares with a plan expiration date of one year).  As of the date of this filing, Lifeway has repurchased 28,365 shares of the Company’s securities in 2010 pursuant to this program at a total cost of $340,104.71.

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

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS .

RESULTS OF OPERATIONS

The following analysis should be read in conjunction with the audited financial statements of the Company and related notes included elsewhere in this annual report and the unaudited financial statements and Management’s Discussion and Analysis contained in our Form 10-QSB, for the fiscal quarters ended March 31, 2009, June 30, 2009, and September 30, 2009.

Comparison of Quarter Ended December 31, 2009 to Quarter Ended December 31, 2008

Sales increased by $3,890,952, (approximately 37%) to $14,466,495 during the three month period ended December 31, 2009 from $10,575,543 during the same three month period in 2008. This increase is primarily attributable to increased sales and awareness of Lifeway’s flagship line, Kefir, as well as ProBugs®  Organic Kefir for kids.  Additionally, Lifeway recorded revenues from its February 6, 2009 acquisition of Fresh Made Dairy.  Included in the total group sales was approximately $2,210,000 of revenue related to this acquisition and recorded during the fourth quarter of 2009.

Cost of goods sold as a percentage of sales was approximately 79% during the fourth quarter 2009, compared to about 82% during the same period in 2008. The decrease was primarily attributable to the decreased cost of conventional milk, our largest raw material.

Additionally, as part of Lifeway's growth strategy, the Company increased its product sampling and demonstration activities, couponing, and other promotional activities in the fourth quarter 2009, when compared to the same period in 2008, which has an impact on cost of goods sold.  During the fourth quarter 2009, the Company also increased a reserve account for these types of promotional expenses from $75,000 during the fouth quarter 2008 to $250,000 during the fourth quarter of 2009.

 Even though the cost of conventional milk was lower in the fourth quarter 2009 compared to the same period a year ago, the cost of organic milk and other organic raw material ingredients increased approximately 10% during this same period.  In the fourth quarter 2009, the amount of organic products sold comprised approximately 35% of Lifeway’s total sales.  These products include Lifeway’s Organic Kefir, Lifeway’s Organic ProBugs® kids Kefir, and Lifeway’s Helios Organic Kefir lines.

Operating expenses as a percentage of sales were approximately 21% during the fourth quarter 2009, compared to about 19% during the same period in 2008.  This increase is primarily attributable to a 111% increase in amortization expense, a non cash expense, related to the February 6, 2009 acquisition of Fresh Made Dairy.

             Total other expenses for the fourth quarter 2009 were $26,497, compared with total other expenses of $1,252,744 during the same period in 2008.  This decrease is primarily attributable to a higher realized loss on the sale of marketable securities, as well as an impairment of marketable securities during the fourth quarter 2008, when compared to the same period in 2009.  During the fourth quarter 2009, the Company realized losses in the amount of $4,178 and had no impairment to securities.  During the fourth quarter 2008, the Company realized losses in the amount of $587,243 and recognized an impairment to marketable securities in the amount of $687,971.  Marketable securities are discussed in Note 5 of the Notes to Consolidated Financial Statements.

Total net income for the group was $119,593, or $.01 per share for the fourth quarter 2009, compared with a net loss of $742,965, or $.04 per share loss in the same period in 2008.

Comparison of Year Ended December 31, 2009 to Year Ended December 31, 2008

Sales for the group increased by $13,654,423 (approximately 31%) to $58,115,878 during the twelve month period ended December 31, 2009 from $44,461,455 during the same twelve month period in 2008.  This increase is primarily attributable to increased sales and awareness of Lifeway’s flagship line, Kefir, as well as Lifeway’s kids Kefir drink, ProBugs®.  Additionally, Lifeway recorded revenues from its February 6, 2009 acquisition of Fresh Made Dairy.  Included in the total group sales was approximately $7,943,600 of revenue related to this acquisition and recorded during the twelve-month period ended December 31, 2009.

Cost of goods sold as a percentage of sales excluding depreciation expense was approximately 62% in 2009, compared to about 70% in 2008.  The decrease was primarily attributable to the decreased cost of conventional milk, our largest raw material, and the cost of transportation and other petroleum based production supplies.

Operating expenses as a percentage of sales was approximately 21% in 2009, compared to about 19% in 2008.  This increase is primarily attributable to the increase in professional fees related to the February 6, 2009 acquisition of Fresh Made Dairy and a 112% increased amortization expense, a non cash expense, also related to the Fresh Made Dairy acquisition.   Many of the acquisition related professional fees are non recurring expenses.  Additionally, selling expenses during 2009 rose 46% from 2008 as the Company increased it marketing and advertising budget during 2009.

Total other expenses for 2009 were $489,716, compared with total other expenses of $1,598,930 during the same period in 2008.  This decrease is primarily attributable to a higher realized loss on the sale of marketable securities, as well as an impairment of marketable securities during 2008, when compared to 2009.  During 2009, the Company realized losses in the amount of $278,474 and had no impairment to securities.  During 2008, the Company realized losses in the amount of $733,647 and recognized an impairment to marketable securities in the amount of $958,879.  As of December 31, 2009, the company had unrealized gains on marketable securities of $325,085 (net of tax) compared with unrealized losses as of December 31, 2008 of $720,517 (net of tax).

Provision for income taxes was $2,879,250, or a 34% tax rate in 2009 compared with $679,789 or a 26% tax rate in 2008. Income taxes are discussed in Note 10 of the Notes to Consolidated Financial Statements. The difference in rates was due to a lower level of permanent tax differences in relation to pre-tax net income.

Total net income for the group was $5,569,702, or $.33 per share for the twelve months ended December 31, 2009, compared with $1,912,275, or $.11 per share in the same period in 2008.

LIQUIDITY AND CAPITAL RESOURCES
Sources and Uses of Cash in 2009

On February 6, 2009, Lifeway entered into a Loan and Security Agreement with The Private Bank & Trust (the “Loan Agreement”) which provided for (i) a term loan to Lifeway in the principal amount of $7,600,000, due on February 6, 2014 (the Term Loan”) with annual interest rate equal to either the London Inter-Bank Offer Rate (“LIBOR”), plus 2.5% or the prime lending rate, and (ii) a revolving line of credit in the principal amount of $5,000,000 (the “Line of Credit,” together with the Term Loan, the “Loans”), which originally matured February 6, 2010.  The original maturity date was extended to February 6, 2011 on February 6, 2010.  The Line of Credit has an annual interest rate equal to either LIBOR, plus 2.5% or the prime lending rate.  The Loans are secured by all of the assets of Lifeway, including a first mortgage on Lifeway’s real property located in Skokie, Illinois, Niles, Illinois and Morton Grove, Illinois.  A portion of the proceeds of the Loans was used to pay off previously existing mortgage loans.   At December 31, 2009, the Loans had a balance of $7,135,556, and $500,000, respectively.  The Company entered into to a First Modification Agreement to Loan and Security Agreement dated as of August 13, 2009, and a Second Modification Agreement dated November 12, 2009 pursuant to which certain covenants related to allowable capital expense limits and tangible net worth covenants were immaterially relaxed.  The First and Second Modification Agreements are filed herewith as Exhibit 10.15 and Exhibit 10.16, respectively.

Net cash provided by operating activities was $7,603,061 during the twelve months ended December 31, 2009, which is an increase of $2,869,401 compared to $4,733,660 of net cash provided by operating activities during the same period in 2008.  This increase is primarily attributable to the increase in net income of $3,657,427.

Net cash used in investing activities was $12,037,187 during the twelve months ended December 31, 2009, which is an increase of $9,420,843 when compared to 2008.  This increase is primarily due to the Company’s acquisition of Fresh Made Dairy of $3,442,546, net of cash acquired.  The Company also purchased $1,766,280 worth of property, plant and equipment during 2009 when compared to the purchase of $2,157,315 worth of property, plant in equipment during 2008.  This represents a decrease of $391,035 in the purchase of equipment during 2009, when compared to 2008.

Net cash provided by financing activities was $4,787,285 during the twelve months ended December 31, 2009, which is an increase of $7,223,238 compared to $2,435,953 of net cash used in financing activities during the same period in 2008.  This increase is primarily attributable to the Company’s repayment of $4,003,588 of notes payable during 2009, compared with the Company’s repayment of $1,196,465 of notes payable during 2008.

Lifeway had a net increase in cash and cash equivalents of $353,159 during the twelve months ended December 31, 2009, compared to a net decrease in cash and cash equivalents of $318,637 during the same period in 2008.  Lifeway had cash and cash equivalents of $630,407 as of December 31, 2009, compared with cash and cash equivalents of $277,248 as of December 31, 2008.

A significant portion of our assets are held in marketable securities. All of our marketable securities are classified as available-for-sale on our balance sheet. All of these securities are stated thereon at market value as of the end of the applicable period. Gains and losses on the portfolio are determined by the specific identification method. Marketable securities are discussed in Note 5 of the Notes to Consolidated Financial Statements.

Assets and Liabilities

Total assets were $51,469,843 as of December 31, 2009, which is an increase of $16,813,627 when compared to December 31, 2008.  This is primarily due the Company’s acquisition of Fresh Made Dairy, which increased intangible assets by $11,714,447 as of December 31, 2009 when compared to December 31, 2008.  Additionally, the value of the Company’s property, plant and equipment was $14,282,182 as of December 31, 2009, which is an increase of $3,219,468 from December 31, 2008.

Total current liabilities were $8,563,635 as of December 31, 2009, which is an increase of $4,916,637 when compared to December 31, 2008.  This is primarily due the Company’s acquisition of Fresh Made Dairy, which increased current maturities of notes payable by $3,913,871 as of December 31, 2009 when compared to December 31, 2008.

Total stockholder’s equity was $32,571,330 as of December 31, 2009, which is an increase of $6,277,281 when compared to December 31, 2008.  This is primarily due the increase in retained earnings by $5,569,702 as of December 31, 2009 when compared to December 31, 2008.

We anticipate being able to fund the Company’s foreseeable liquidity requirements internally. We continue to explore potential acquisition opportunities in our industry in order to boost sales while leveraging our distribution system to consolidate and lower costs.

Other Developments

On May 28, 2009, Lifeway's Board of Directors approved awards of an aggregate amount of 18,000 shares to be awarded under its Employee and Consulting Services and Compensation Plan to certain key employees and consultants for services rendered to the Company.  The stock awards were made on May 28, 2009 and have vesting periods of one year. The expense for the awards is measured as of July 14, 2009 at $14.69 per share for 18,000 shares, or a total stock award expense of $264,420. This expense will be recognized as the stock awards vest in 12 equal portions of $22,035, or 1,500 shares per month for one year.

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

Subsequent Events

On February 6, 2010 the Company entered into a third modification to its Loan and Security Agreement with the Private Bank and Trust (the “Modification”).  This Modification amended the Loan and Security Agreement to, among other things, extend the maturity of the Revolving Loan (as defined therein) to February 6, 2011 and decrease the Revolving Loan (as defined therein) commitment from $5,000,000 to $4,000,000.  The foregoing description of the Modification does not purport to be complete and is qualified in its entirety by reference to the complete text of the Modification, which is filed as Exhibit 10.17 hereto and incorporated herein by reference.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders of
LIFEWAY FOODS, INC. AND SUBSIDIARIES

We have audited the accompanying consolidated balance sheets of LIFEWAY FOODS, INC. AND SUBSIDIARIES (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of income and comprehensive income, changes in stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of LIFEWAY FOODS, INC. AND SUBSIDIARIES as of December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

Plante & Moran, PLLC

Grand Rapids, MI
March 31, 2010

LIFEWAY FOODS, INC. AND SUBSIDIARIES
Consolidated Statements of Financial Condition
December 31, 2009 and 2008

	December 31	December 31,
	2009	2008
ASSETS

Current assets
Cash and cash equivalents	$630,407	$277,248
Marketable securities	5,044,130	5,262,168
Inventories	3,296,976	3,097,542
Accounts receivable, net of allowance for doubtful accounts
of $35,011 and $110,011 at December 31, 2009 and 2008	5,999,738	4,765,865
Prepaid expenses and other current assets	40,697	23,226
Other receivables	49,758	40,314
Deferred income taxes	251,456	919,649
Refundable income taxes	1,308,978	356,416
Total current assets	16,622,140	14,742,428

Property and equipment, net	14,282,182	11,062,714

Intangible assets
Goodwill and other non amortizable brand asset	13,806,091	5,414,858
Other intangible assets, net of accumulated amortization of
$1,591,569 and $921,422 at December 31, 2009 and 2008	6,259,430	2,936,216
Total intangible assets	20,065,521	8,351,074

Other assets	500,000	500,000

Total assets	$51,469,843	$34,656,216

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Checks written in excess of bank balances	$342,976	$—
Current maturities of notes payable	4,842,315	928,444
Accounts payable	2,764,000	2,260,272
Accrued expenses	614,344	458,282
Total current liabilities	8,563,635	3,646,998

Notes payable	6,890,214	3,108,014

Deferred income taxes	3,444,664	1,607,155
Total Liabilities	18,898,513	8,362,167

Stockholders' equity
Common stock, no par value; 20,000,000 shares authorized; 17,273,776 shares issued; 16,778,555 shares outstanding at December 31, 2009; 17,273,776 shares issued; 16,724,467 shares outstanding at December 31, 2008	6,509,267	6,509,267
Paid-in-capital	1,965,786	1,202,009
Treasury stock, at cost	(3,846,773)	(3,302,025)
Retained earnings	27,953,409	22,383,707
Accumulated other comprehensive loss, net of taxes	(10,359)	(498,909)
Total stockholders' equity	32,571,330	26,294,049

Total liabilities and stockholders' equity	$51,469,843	$34,656,216

See accompanying notes to financial statements

LIFEWAY FOODS, INC. AND SUBSIDIARIES
Consolidated Statements of Income and Comprehensive Income
For the Years Ended December 31, 2009 and 2008

	Year Ended	Year Ended
	December 31,	December 31,
	2009	2008

Sales	58,115,878	44,461,455

Cost of goods sold	36,083,553	30,926,114
Depreciation expense	1,134,404	777,715

Total cost of goods sold	37,217,957	31,703,829

Gross profit	20,897,921	12,757,626

Selling Expenses	5,987,917	4,098,176
General and Administrative	5,294,550	4,149,010
Amortization expense	676,786	319,446

Total Operating Expenses	11,959,253	8,566,632

Income from operations	8,938,668	4,190,994

Other income (expense):
Interest and dividend income	199,047	343,329
Rental Income	35,240	48,886
Interest expense	(442,703)	(298,619)
Impairment of marketable securities	—	(958,879)
Loss on Disposition of Equipment	(2,826)	—
Loss on sale of marketable
securities, net	(278,474)	(733,647)
Total other income (Expense)	(489,716)	(1,598,930)

Income before provision for
income taxes	8,448,952	2,592,064

Provision for income taxes	2,879,250	679,789

Net income	$5,569,702	$1,912,275

Basic and diluted earnings per
common share	0.33	0.11

Weighted average number of
shares outstanding	16,798,164	16,765,080

COMPREHENSIVE INCOME

Net income	$5,569,702	$1,912,275

Other comprehensive income (loss),
net of tax:
Unrealized gains (losses) on
marketable securities
(net of tax)	325,086	(720,517)
Less reclassification adjustment
for (gains) losses
included in net income (net of taxes)	163,464	430,651

Comprehensive income	$6,058,252	$1,622,409

See accompanying notes to financial statements

LIFEWAY FOODS, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders' Equity
For the Years Ended December 31, 2009 and 2008

	Common Stock, No Par Value 20,000,000 Shares Authorized		# of Shares of					Accumulated Other Comprehensive
	# of Shares	# of Shares	Treasury	Common	Paid In	Treasury	Retained	Income (Loss),
	Issued	Outstanding	Stock	Stock	Capital	Stock	Earnings	Net of Tax	Total

Balances at December 31, 2007	17,273,776	16,827,726	446,050	$6,509,267	$1,120,669	$(2,078,165)	$20,471,432	$(209,043)	$25,814,160

Redemption of stock	—	(112,009)	112,009	—	—	(1,239,488)	—	—	(1,239,488)

Issuance of treasury stock for compensation	—	8,750	(8,750)	—	81,340	15,628	—	—	96,968

Other comprehensive income (loss):
Unrealized losses on securities, net of taxes and reclassification adjustment	—	—	—	—	—	—	—	(289,866)	(289,866)

Net income for the year ended December 31, 2008	—	—	—	—	—	—	1,912,275	—	1,912,275

Balances at December 31, 2008	17,273,776	16,724,467	549,309	$6,509,267	$1,202,009	$(3,302,025)	$22,383,707	$(498,909)	$26,294,049

Redemption of stock	—	(87,991)	87,991	—	—	(905,607)	—	—	(905,607)

Issuance of treasury stock for compensation	—	13,132	(13,132)	—	119,039	25,597	—	—	144,636

Issuance of treasury stock for Fresh Made acquisition	—	128,947	(128,947)	—	644,738	335,262	—	—	980,000

Other comprehensive income (loss):
Unrealized gains on securities, net of taxes and reclassification adjustment	—	—	—	—	—	—	—	488,550	488,550

Net income for the year ended December 31, 2009	—	—	—	—	—	—	5,569,702	—	5,569,702

Balances at December 31, 2009	17,273,776	16,778,555	495,221	$6,509,267	$1,965,786	$(3,846,773)	$27,953,409	$(10,359)	$32,571,330

See accompanying notes to financial statements

LIFEWAY FOODS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2009 and 2008

	Years Ended
	December 31,	December 31,
	2009	2008

Cash flows from operating activities:
Net income	$5,569,702	$1,912,275
Adjustments to reconcile net income to net
cash flows from operating activities, net of acquisition:
Depreciation and amortization	1,811,190	1,092,995
Loss on sale of marketable securities, net	278,474	733,647
Loss on disposition of assets	2,825	—
Impairment of marketable securities	—	958,879
Deferred income taxes	389,754	(509,386)
Treasury stock issued for compensation	144,636	96,968
Increase (decrease) in allowance for doubtful accounts	(75,000)	70,551
(Increase) decrease in operating assets:
Accounts receivable	(612,915)	(626,754)
Other receivables	(7,758)	2,797
Inventories	173,419	409,012
Refundable income taxes	(475,635)	(115,536)
Prepaid expenses and other current assets	9,506	(1,973)
Increase in operating liabilities:
Accounts payable	298,800	665,942
Accrued expenses	96,063	44,243
Net cash provided by operating activities	7,603,061	4,733,660

Cash flows from investing activities:
Purchases of marketable securities	(6,156,682)	(5,782,452)
Sale of marketable securities	6,928,321	5,323,423
Increase in margin	—	—
Purchases of property and equipment	(1,766,280)	(2,157,315)
Acquisition of Fresh Made, net of cash acquired	(11,042,546)	—
Net cash used in investing activities	(12,037,187)	(2,616,344)

Cash flows from financing activities:
Proceeds of note payable	9,353,504	—
Checks written in excess of bank balances	342,976
Purchases of treasury stock, net	(905,607)	(1,239,488)
Repayment of notes payable	(4,003,588)	(1,196,465)
Net cash provided by (used in) financing activities	4,787,285	(2,435,953)

Net increase (decrease) in cash and cash equivalents	353,159	(318,637)

Cash and cash equivalents at the beginning of the period	277,248	595,885

Cash and cash equivalents at the end of the period	$630,407	$277,248

See accompanying notes to financial statements

LIFEWAY FOODS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2009 and 2008

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

Note 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of the significant accounting policies applied in the preparation of the accompanying financial statements follows:

Principles of consolidation
The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, LFI Enterprises, Inc., Helios Nutrition, Ltd., Pride of Main Street, L.L.C., Starfruit, L.L.C., Fresh Made, Inc. and Starfruit Franchisor, L.L.C.  All significant intercompany accounts and transactions have been eliminated.  The financial statements include the results of operations from Fresh Made, Inc from February 6, 2009 through the end of the period (see Note 3).

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

Revenue Recognition
Sales of Company produced dairy products are recorded at the time of shipment and the following four criteria have been met: (i)  The product has been shipped and the Company has no significant remaining obligations; (ii)  Persuasive evidence of an agreement exists; (iii)  The price to the buyer is fixed or determinable and (iv)  Collection is probable.  In addition, shipping costs invoiced to the customers are included in net sales and the related cost in cost of sales.

Cash and cash equivalents
All highly liquid investments purchased with an original maturity of three months or less are considered to be cash equivalents.

The Company maintains cash deposits at several institutions located in the greater Chicago, Illinois and Philadelphia, Pennsylvania metropolitan areas.

LIFEWAY FOODS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2009 and 2008

Note 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Marketable securities
All investment securities are classified as available-for-sale and are carried at fair value. Unrealized gains and losses on available-for-sale securities are reported as a separate component of stockholders’ equity. Amortization, accretion, interest and dividends, realized gains and losses, and declines in value judged to be other-than-temporary on available-for-sale securities are recorded in other income. All of the Company's securities are subject to a periodic impairment evaluation. This evaluation depends on the specific facts and circumstances. Factors that we consider in determining whether an other-than-temporary decline in value has occurred include: the market value of the security in relation to its cost basis; the financial condition of the investee; and the intent and ability to retain the investment for a sufficient period of time to allow for possible recovery in the market value of the investment.

Accounts receivable
Credit terms are extended to customers in the normal course of business.  The Company performs ongoing credit evaluations of its customers’ financial condition and generally requires no collateral.

Accounts receivable are recorded at invoice amounts, and reduced to their estimated net realizable value by recognition of an allowance for doubtful accounts and net of anticipated discounts.  The Company’s estimate of the allowance for doubtful accounts is based upon historical experience, its evaluation of the current status of specific receivables, and unusual circumstances, if any.  Accounts are considered past due if payment is not made on a timely basis in accordance with the Company’s credit terms.  Accounts considered uncollectible are charged against the allowance.

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
December 31, 2009 and 2008

Note 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – Continued

Property and equipment are being depreciated over the following useful lives:

Category	Years
Buildings and improvements	31 and 39
Machinery and equipment	5 – 12
Office equipment	5 – 7
Vehicles	5

Intangible assets
The Company accounts for intangible assets at historical cost.  Intangible assets acquired in a business combination are recorded under the purchase method of accounting at their estimated fair values at the date of acquisition.  Goodwill represents the excess purchase price over the fair value of the net tangible and other intangible assets acquired.  Goodwill is not amortized, but is reviewed for impairment at least annually.  Brand assets represent the fair value of brands acquired.  Brand assets have an indefinite life, therefore are not amortized, rather are reviewed periodically for impairment.  The Company amortizes other intangible assets over their estimated useful lives, as disclosed in the table below.

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
December 31, 2009 and 2008

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

The principal sources of temporary differences are different depreciation and amortization methods for financial statement and tax purposes, unrealized gains or losses related to marketable securities, capitalization of indirect costs for tax purposes, purchase price adjustments, and the recognition of an allowance for doubtful accounts for financial statement purposes.

The Company has analyzed filing positions in all of the federal and state jurisdictions where it is required to file income tax returns, as well as all open tax years in these jurisdictions. The only periods subject to examination for the Company’s federal return are the 2005 through 2008 tax years. The Company believes that its income tax filing positions and deductions would be sustained on audit and does not anticipate any adjustments that would result in a material change to its financial position. Therefore, no reserves for uncertain income tax positions have been recorded.

The Company’s policy for recording interest and penalties associated with audits is to record such items as a component of income before taxes. There were no such items during the periods covered in this report.

Treasury stock
Treasury stock is recorded using the cost method.

Advertising costs
The Company expenses advertising costs as incurred.  During the years ended December 31, 2009 and 2008, approximately $1,689,540 and $1,530,207 of such costs respectively, were expensed.

Earning per common share
Earnings per common share were computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period.  For the years ended December 31, 2009 and 2008, diluted and basic earnings per share were the same, as the effect of dilutive securities options outstanding was not significant.

LIFEWAY FOODS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2009 and 2008

Note 3 – ACQUISITION

On February 6, 2009, we completed a Stock Purchase Agreement (the “Stock Agreement”) under which Lifeway purchased all of the issued and outstanding stock (the “Shares”) of Fresh Made, Inc., a Pennsylvania corporation (“Fresh”).  The consideration for the Shares was an aggregate of $8,048,000 in cash, a note in the principal amount of $2,735,000, due on February 6, 2011, 128,948 shares of common stock of Lifeway valued at a total of $980,000 (“Lifeway’s Common Stock”), the cancellation of a loan in the principal amount of $265,000.  The issuance of Lifeway’s Common Stock was exempted from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

Also on February 6, 2009, we entered into and consummated a Real Property Purchase Agreement (the “Real Property Agreement”) under which we acquired 1.1355 acres of land in Philadelphia, PA (the “Property”).  The consideration for the Property was approximately $2,000,000.

The acquisition was consummated to expand the geographic footprint of Lifeway as well as grow market share.  The acquisition was accounted for using the purchase accounting method of accounting, and accordingly, the purchase price was allocated to assets acquired and the liabilities assumed based on the fair value as of the merger date.  Acquisition costs for legal and professional fees have been included in General and Administrative costs.  None of the goodwill resulting from the acquisition is tax deductible.

The estimated fair value of assets acquired, including the real property, and liabilities assumed consisted of the following:

Cash and cash equivalents	$226,000
Accounts receivable (contractual amounts totaling $545,958)	546,000
Other current assets	361,000
Building and other fixed assets	2,617,000
Customer list	4,000,000
Non amortizable goodwill and brand asset	8,391,000
Current liabilities	(461,000)
Deferred tax liability associated with purchase adjustments	(1,652,000)
Total fair value of assets acquired and liabilities assumed	$14,028,000

The following pro forma disclosures, including the effect of purchase accounting adjustments, depict the results of operations as though the merger with Fresh had taken place as of January 1 for each period presented:

	2009	2008
Gross revenue	$59,231,461	$54,559,866

Net income	$5,618,471	$2,353,742

Earnings per share	$0.33	$0.14

LIFEWAY FOODS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2009 and 2008

Note 4 – INTANGIBLE ASSETS

Intangible assets, and the related accumulated amortization, consist of the following:

	December 31, 2009		December 31, 2008
	Cost	Accumulated Amortization	Cost	Accumulated Amortization
Recipes	$43,600	$43,600	$43,600	$43,600
Customer lists and other customer related intangibles	4,305,200	587,393	305,200	182,938
Lease acquisition	87,200	67,473	87,200	55,019
Other	6,638	6,638	6,638	4,647
Customer relationship	985,000	280,454	985,000	198,368
Contractual backlog	12,000	12,000	12,000	12,000
Trade names	1,980,000	451,000	1,980,000	319,000
Formula	438,000	149,650	438,000	105,850
	$7,857,638	$1,598,208	$3,857,638	$921,422

Amortization expense is expected to be as follows for the years ending December 31:

2010	$674,796
2011	674,796
2012	669,615
2013	662,342
2014	662,342
Thereafter	2,915,539
$6,259,430

Amortization expense during the years ended December 31, 2009 and 2008 was $676,786 and $319,446, respectively.

Goodwill and brand assets increased during the year ended December 31, 2009 due to the acquisition of Fresh Made (See Note 3).

Note 5 – MARKETABLE SECURITIES

The cost and fair value of marketable securities classified as available for sale are as follows:

December 31, 2009	Cost	Unrealized Gains	Unrealized Losses	Fair Value

Equities	$1,385,524	$177,024	$(128,547)	$1,434,001
Mutual Funds	172,543	2,438	(22,733)	152,248
Preferred Securities	388,705	6,700	(95,753)	299,652
Corporate Bonds	1,569,245	65,226	(6,772)	1,627,699
Government Agency Obligations	893,755	2,989	(23,134)	873,610
Certificate of Deposits	652,005	5,015	(100)	656,920
Total	$5,061,777	$259,392	$(277,039)	$5,044,130

LIFEWAY FOODS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2009 and 2008

Note 5 – MARKETABLE SECURITIES - Continued

December 31, 2008	Cost	Unrealized Gains	Unrealized Losses		Fair Value

Equities	$2,116,004	$75,333	$	(279,487)	$1,911,850
Mutual Funds	888,182	202		(339,970)	548,414
Preferred Securities	1,541,423	13,075		(308,963)	1,245,535
Corporate Bonds	783,761	1,559		(19,289)	766,031
Municipal Bonds	4,586	414		---	5,000
Government Agency Obligations	778,140	8,668		(1,470)	785,338
Total	$6,112,096	$99,251	$	(949,179)	$5,262,168

Proceeds from the sale of marketable securities were $6,928,321 and $5,323,423 during the years ended December 31, 2009 and 2008, respectively.

Gross gains of $351,419 and $384,574 and gross losses of $629,893 and $1,118,221 were realized on these sales during the year ended December 31, 2009 and 2008, respectively.

The following table shows the gross unrealized losses and fair value of Company's investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2009 and 2008:

	Less Than 12 Months			12 Months or Greater			Total
December 31, 2009	Fair Value	Unrealized Losses		Fair Value	Unrealized Losses		Fair Value	Unrealized Losses

Equities	$128,959	$	(27,142)	$230,502	$	(101,405)	$359,461	$	(128,547)
Mutual Funds	1,694		(221)	131,870		(22,512)	133,564		(22,733)
Preferred Securities	---		---	278,202		(95,753)	278,202		(95,753)
Corporate Bonds	178,874		(3,176)	124,395		(3,596)	303,269		(6,772)
Government Agency Obligations	564,941		(20,096)	161,466		(3,038)	726,407		(23,134)
Certificates of Deposit	99,900		(100)	---		---	99,900		(100)
	$974,368	$	(50,735)	$926,435	$	(226,304)	$1,900,803	$	(277,039)

	Less Than 12 Months			12 Months or Greater			Total
December 31, 2008	Fair Value	Unrealized Losses		Fair Value	Unrealized Losses		Fair Value	Unrealized Losses

Equities	$733,161	$	(242,055)	$65,931	$	(37,432)	$799,092	$	(279,487)
Mutual Funds	363,006		(179,941)	86,086		(160,029)	449,092		(339,970)
Preferred Securities	150,722		(28,643)	435,043		(280,320)	585,765		(308,963)
Corporate Bonds	345,302		(18,789)	125,348		(500)	470,650		(19,289)
Government Agency Obligations	168,319		(1,470)	---		---	168,319		(1,470)
	$1,760,510	$	(470,898)	$712,408	$	(478,281)	$2,472,918	$	(949,179)

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

LIFEWAY FOODS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2009 and 2008

Note 5 – MARKETABLE SECURITIES - Continued

Equities, Mutual Funds, Corporate Bonds and Government Agency Obligations - The Company's investments in equity securities, mutual funds, corporate bonds and government agency obligations consist of investments in common stock, preferred stock and debt securities of companies in various industries.  The Company evaluated the near-term prospects of the issuer in relation to the severity and duration of the impairment. Based on that evaluation and the Company's ability and intent to hold these investments for a reasonable period of time sufficient for a forecasted recovery of fair value, the Company does not consider any material investments to be other-than-temporarily impaired at December 31, 2009.

Preferred Securities - The Company's investments in preferred securities consist of investments in preferred stock of companies in various industries.  The Company evaluated the continuing performance of the securities, the credit worthiness of the issuers as well as the near-term prospects of the security in relation to the severity and duration of the impairment. Based on that evaluation and the Company's ability and intent to hold these investments for a reasonable period of time sufficient for a forecasted recovery of fair value, the Company does not consider any material investments to be other-than-temporarily impaired at December 31, 2009.

Note 6 – INVENTORIES

Inventories consist of the following:

	December 31,
	2009	2008
Finished goods	$1,101,885	$1,343,811
Production supplies	1,367,457	1,291,484
Raw materials	827,634	462,247
Total inventories	$3,296,976	$3,097,542

Note 7 – PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	December 31,
	2009	2008
Land	$1,178,160	$969,232
Buildings and improvements	10,380,393	7,138,042
Machinery and equipment	12,525,241	8,229,202
Vehicles	961,245	610,558
Office equipment	255,616	180,351
Construction in process	81,608	2,309,045
	25,382,263	19,436,430
Less accumulated depreciation	11,100,081	8,373,716
Total property and equipment	$14,282,182	$11,062,714

Depreciation expense during the year ended December 31, 2009 and 2008 was $1,134,404 and $777,715, respectively.

LIFEWAY FOODS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2009 and 2008

Note 8 – ACCRUED EXPENSES

Accrued expenses consist of the following:

	December 31,
	2009	2008
Accrued payroll and payroll taxes	$191,744	$98,089
Accrued property tax	306,707	291,819
Other	115,893	68,374
	$614,344	$458,282

Note 9 – NOTES PAYABLE

Notes payable consist of the following:
	December 31,
	2009	2008
Mortgage note payable to a bank, payable in monthly installments of $3,273 including interest at 7%, with a balloon payment of $416,825. Collateralized by real estate. Paid in full in 2009.	---	$438,926

Mortgage note payable to a bank, payable in monthly installments of $19,513 including interest at 5.6%, with a balloon payment of $2,652,143. Collateralized by real estate. Paid in full in 2009	---	2,760,288

Note payable to Amani Holding LLC, payable in quarterly installments of $262,500 plus interest at the floating prime rate per annum, secured by letter of credit. Paid in full in 2009.	---	837,244

Note payable to Private Bank in monthly installments of $42,222, plus variable interest rate, currently at 2.756%, with a balloon payment of $5,066,667 due February 6, 2014. Collateralized by substantially all assets of the Company.	7,135,556	---

Line of credit with Private Bank at variable interest rate, currently at 2.781%, due on February 6, 2011. Collateralized by substantially all assets of the Company.	500,000	---

Line of credit with Morgan Stanley at variable interest rate, currently at 2.23%. Collateralized by marketable securities.	2,468,151	---

Notes payable to Ilya Mandel & Michael Edelson, subordinated to Private Bank, payable in quarterly installments of $341,875, plus interest at the floating rate per annum (3.25% at December 31, 2009) due February 6, 2011. Collateralized by a mortgage on specific real estate and shares of the Company’s common stock.	1,628,822	---
Total notes payable	11,732,529	4,036,458
Less current maturities	4,842,315	928,444
Total long-term portion	$6,890,214	$3,108,014

LIFEWAY FOODS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2009 and 2008

Note 9 – NOTES PAYABLE - Continued

Maturities of notes payables are as follows:

For the Period Ended December 31,
2010	$4,842,315
2011	767,986
2012	506,664
2013	506,664
2014	5,108,900
Total	$11,732,529

Note 10 – PROVISION FOR INCOME TAXES

The provision for income taxes consists of the following:

	For the Years Ended
	December 31,
	2009	2008
Current:
Federal	$2,045,904	$1,005,159
State and local	443,592	184,016
Total current	2,489,496	1,189,175
Deferred	389,754	(509,386)
Provision for income taxes	$2,879,250	$679,789

A reconciliation of the provision for income taxes and the income tax computed at the statutory rate is as follows:

	For the Years Ended
	December 31,
	2009	2008
Federal income tax expense computed at the statutory rate	$2,872,644	$881,302
State and local tax expense, net	405,550	124,419
Permanent differences	(178,160)	(150,772)
Tax credits and other	(220,784)	(175,160)
Provision for income taxes	$2,879,250	$679,789

LIFEWAY FOODS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2009 and 2008

Note 10 – PROVISION FOR INCOME TAXES - Continued

Amounts for deferred tax assets and liabilities are as follows:

	December 31,
	2009		2008
Non-current deferred tax assets (liabilities) arising from: Temporary differences -
Accumulated depreciation	$	(2,129,680)	$	(1,607,155)
Purchase accounting adjustments		(1,652,000)		---
Capital loss carry-forwards		337,016		---
Total non-current net deferred tax liabilities	$	(3,444,664)	$	(1,607,155)
Current deferred tax assets arising from:
Unrealized losses on marketable securities		7,288		351,020
Impairment of marketable securities		59,003		396,017
Inventory		139,730		127,177
Allowance for doubtful accounts and discounts		45,435		45,435
Total current deferred tax assets		251,456		919,649
Net deferred tax liability	$	(1,878,224)	$	(687,506)

Note 11 – SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for interest and income taxes are as follows:

	For the Years Ended
	December 31,
	2009	2008
Interest	$419,186	$307,620
Income taxes	$3,432,228	$1,288,428

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

As of December 31, 2009 and 2008, there were no stock options outstanding or exercisable.  There were approximately 940,000 shares available for issuance under the Plan at December 31, 2009.

On May 28, 2009, Lifeway's Board of Directors approved awards of an aggregate amount of 18,000 shares to be awarded under its Employee and Consulting Services and Compensation Plan to certain key employees and consultants for services rendered to the Company.  The stock awards were made on May 28, 2009 and have vesting periods of one year. The expense for the awards is measured as of July 14, 2009 at $14.69 per share for 18,000 shares, or a total stock award expense of $264,420. This expense will be recognized as the stock awards vest in 12 equal portions of $22,035, or 1,500 shares per month for one year.

LIFEWAY FOODS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2009 and 2008

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

Note 13 – FAIR VALUE MEASUREMENTS

Generally accepted accounting principles define fair value as the exchange price in an orderly transaction between market participants to sell an asset or transfer a liability at the measurement date.  The standards emphasize that fair value is a market-based measurement, not an entity-specific measurement and establish the following fair value hierarchy used in fair value measurements:

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

We carry marketable securities at fair value value based on the above hierarchy (see table below).

Other financial instruments including cash, trade receivables, payables and long-term debt are carried at cost, which approximates fair value.

LIFEWAY FOODS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2009 and 2008

Note 13 – FAIR VALUE MEASUREMENTS - Continued

Disclosures concerning assets and liabilities measured at fair value are as follows:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2009
Assets
Investment securities- available - for - sale	$5,045,816	---	---	$5,045,816

Note 14 – RECENT ACCOUNTING PRONOUNCEMENTS

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

•
FASB ASC 820-10-65-4, Fair Value Measurements and Disclosures provides guidelines for making fair value measurements that determine fair value when the volume and level of activity for assets or liabilities have significantly decreased and identify transactions that are not orderly.

•
FASB ASC 320-10-65, Investments — Debt and Equity Securities provides additional guidance designed to create greater clarity and consistency in accounting for and presenting impairment losses on securities.

•	FASB ASC 825-10-65, Financial Instruments enhances consistency in financial reporting by increasing the frequency of fair value disclosures.

The adoption of these did not have a material effect on the Company’s results of operations or financial position.

LIFEWAY FOODS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2009 and 2008

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

 Note 15 – SUBSEQUENT EVENTS

On February 6, 2010 the Company entered into a third modification to its Loan and Security Agreement with the Private Bank and Trust (the “Modification”).  This Modification amended the Loan and Security Agreement to, among other things, extend the maturity of the Revolving Loan (as defined therein) to February 6, 2011 and decrease the Revolving Loan commitment from $5,000,000 to $4,000,000.  The foregoing description of the Modification does not purport to be complete and is qualified in its entirety by reference to the complete text of the Modification, which is filed as Exhibit 10.17 hereto and incorporated herein by reference.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure material information required to be disclosed in our reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial and Accounting Officer, as appropriate, to allow timely decisions regarding required financial disclosure. In designing and evaluating the disclosure controls and procedures, we recognized that a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

As of December 31, 2009, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial and Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our Chief Executive Officer and Chief Financial and Accounting Officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of December 31, 2009 in ensuring that information required to be disclosed by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified under the Exchange Act rules and forms due to the material weaknesses described below. As a result, we performed additional analysis and other post-closing procedures to ensure our consolidated financial statements were prepared in accordance with generally accepted accounting principles. Accordingly, management believes the consolidated financial statements included in this Form 10-K fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented.
Management's Report on Internal Control Over Financial Reporting

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

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management assessed the effectiveness of our internal control over financial reporting as of December 31, 2009. In making its assessment of internal control over financial reporting, management used the criteria described in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. In conjunction with our auditors, management identified two material weaknesses in the Company’s internal control over financial reporting. A material weakness is a significant deficiency, or a combination of significant deficiencies which when aggregated, results in there being more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by employees in the normal course of their assigned functions. As a result of these material weaknesses, we concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2009 based on the criteria in Internal Control — Integrated Framework. We are taking steps to address these material weaknesses which could possibly have led to a material misstatement in our financial statements if not detected and corrected.

We have identified material weaknesses in our internal control for financial reporting due to an incomplete and undocumented system for tracking current programs for advertising and sales promotions with current customers.  Additionally, there was no requirement to post monthly activity to the Company’s general ledger. We have immediately begun creating a system for documenting current programs with customers related to advertising and promotional costs, including analyzing the benefits received from customers. We also plan to take corrective action to improve our review procedures for posting and updating the monthly financial activity.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting, identified in connection with the evaluation required by the Exchange Act, that occurred during this fiscal quarter ended December 31, 2009, which has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION.

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

DIRECTORS AND EXECUTIVE OFFICERS.

LUDMILA SMOLYANSKY, 59, was appointed as a Director by the Board to fill a vacancy created by an increase of the maximum number of Directors up to seven and unanimously elected as the Chairperson of the Board in November 2002. For more than 20 years, Mrs. Smolyansky has been the operator of several independent delicatessen, gourmet food distributorship businesses and imported food distributorships. In 2002, prior to the commencement of her tenure as a Director, she was hired by the Company as its General Manager. Mrs. Smolyansky devotes as much time as necessary to the business of the Company and currently holds no other directorships in any other reporting company. Mrs. Smolyansky is the mother of Julie Smolyansky (the President, Chief Executive Officer, and a Director of the Company) and Edward P. Smolyansky (the Company Treasurer and Chief Financial and Accounting Officer). Mrs. Smolyansky brings many years of food industry experience to the Board.

JULIE SMOLYANSKY, 34, was appointed as a Director, and elected President, CEO, CFO and Treasurer of the Company by the Board of Directors to fill the vacancies in those positions created by the death of her father, Michael Smolyansky, in June 2002. She is a graduate with a Bachelor’s degree from the University of Illinois at Chicago. Prior to her appointment, Ms. Smolyansky spent six years as the Company’s Director of Sales and Marketing. She devotes as much time as necessary to the business of the Company and currently holds no other directorships in any other reporting company. Ms. Smolyansky is the daughter of Ludmila Smolyansky, the Chairperson of the Board. In 2004, Ms. Smolyansky resigned as CFO and Treasurer and Edward Smolyansky, Ms. Smolyansky’s brother, was appointed to such positions. Ms. Smolyansky brings historical and operational expertise and experience to the Board.

POL SIKAR, 61, has been a Director of the Company since its inception in February 1986. He is a graduate with a Master’s degree from the Odessa State Institute of Civil Engineering in Russia. For more than 12 years, he has been President and a major shareholder of Montrose Glass & Mirror Co., a company providing glass and mirror products to the wholesale and retail trade in the greater Chicago area. Mr. Sikar devotes as much time as necessary to the business of the Company. Mr. Sikar holds no other directorships in any other reporting company. Mr. Sikar has been a Director since inception and brings a histroical perspective to the Board.

RENZO BERNARDI, 57, has been a Director of the Company since 1994. Mr. Bernardi is the president and founder of Renzo & Sons, Inc., a Dairy and Food Service Company which has been in business since 1969 (formerly, Renzo-Milk Distribution Systems). He has over 30 years of experience in the dairy distribution industry. Mr. Bernardi is a graduate of Instituto Teonico E Commerciale of Macomer, Sardinia. Mr. Bernardi devotes as much time as necessary to the business of the Company. Mr. Bernardi holds no other directorships in any other reporting company. Mr. Bernardi brings deep industry experience to the Board.

GUSTAVO CARLOS VALLE, 45, has been a Director of the Company since June 19, 2009.  He is an Argentine citizen and was appointed President and CEO of the Dannon Company, Inc. effective April 1, 2009.  Mr. Valle joined Danone Argentina in 1996 as Vice President Finance where he  became CEO of Danone Waters Argentina in 2002.  Two years later, he was appointed CEO of Danone Brazil.  Mr. Valle graduated in Economics from Buenos Aires University in Argentina.  Mr. Valle holds no other directorships in any other reporting company. Mr. Valle has been designated by DS Waters LP (as the related successor to The Dannon Company, Inc.) to be its representative to the Board in accordance with the terms of that certain Stockholder’s Agreement, as amended, between the Company and Dannon. Mr. Valle brings deep indistry experience to the Board.

JULIE OBERWEIS, 35, has served as a director of the Company since June 2006. She is the co-founder and CFO of Stratigent, LLC, a web analytics consulting company. Prior to Stratigent, she worked in investment consulting at Cambridge Associates as well as at Ritchie Capital Management, L.L.C., a global alternative asset management firm. She currently sits on the board of Oberweis Group, Inc., the holding company of Oberweis Dairy, and the DuPage Childrens Museum. Julie holds a degree in finance from the University of Illinois and is a Chartered Financial Analyst (CFA) charterholder. Ms Oberweis brings to the Board financial and accounting experience, as well as industry experience.

EDWARD P. SMOLYANSKY, 30, was appointed as Chief Financial and Accounting Officer and Treasurer of Lifeway in November 2004. He had served as the Controller of the Company June 2002 until such time. He received his baccalaureate degree in finance from Loyola University of Chicago in December 2001. Edward P. Smolyansky is the brother of Company President and CEO Julie Smolyansky and the son of Lifeway’s Chairperson of the Board, Ludmila Smolyansky.

KEY EMPLOYEES.

VALERIY NIKOLENKO, 64, Vice President of Operations, has been VP of Operations for 13 years with Lifeway Foods.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities and Exchange Act of 1934 requires the Company’s officers and Directors, and persons who own more than 10% of a registered class of the Company’s equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (“SEC”). Officers, directors, and greater than 10% shareholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. Based solely on its review of copies of such reports received or representations from certain reporting persons, the Company believes that, during the year ended December 31, 2009, other than the two filings listed below, all other Section 16(a) filing requirements applicable to its officers, Directors and 10% shareholders were timely met. That filing was: (1) Edward Smolyansky reported one transaction on one Form 4 late, and (2) Renzo Bernardi reported one transaction on one Form 4 late.

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

The Company’s Audit Committee consists of Mr. Sikar and Ms. Oberweis, each of whom has an understanding of finance and accounting and is able to read and understand fundamental financial statements. Audit Committee members are appointed by the full Board.  The functions of the Audit Committee are to review the Company’s internal controls, accounting policies and financial reporting practices; to review the financial statements, the arrangements for and scope of the independent audit, as well as the results of the audit engagement; to review the services and fees of the independent auditors, including pre-approval of non-audit services and the auditors’ independence; and to recommend to the Board of Directors for its approval and for ratification by the shareholders the engagement of the independent auditors to serve the following year in examining the accounts of the Company. No member of the Audit Committee is a “financial expert,” as defined in Item 407(d)(5)(ii) of Regulation S-K promulgated by the SEC. The Board examined the qualifications of its Audit Committee members and determined that the present members of the Audit Committee, based on their prior education and professional experience, were sufficiently capable of performing the duties of the Audit Committee in 2009 without being “financial experts” within such definition.

ITEM 11.  EXECUTIVE COMPENSATION.

 Summary Compensation Table as of December 31, 2008 and December 31, 2009

Name	Year	Salary	Bonus	Stock Awards	All other Comp. (5)	Total

Julie Smolyansky, CEO and President(1)	2009 2008	$390,153 247,038	$50,000 20,000	$84,762 42,050	16,926 20,288	$541,841 329,376
Edward P. Smolyansky, CFO Chief Accounting Officer and Treasurer (2)	2009 2008	$467,153 276,884	$50,000 40,000	$84,762 42,050	$19,632 11,900	$621,547 370,831
Ludmila Smolyansky, Chairman (3)	2009 2008	$359,926 190,076	$60,000 50,000	— —	$8,700 8,400	$428,626 248,476
Val Nikolenko, Vice President of Operations and Secretary (4)	2009 2008	$124,602 114,035	$20,000 12,000	$8,476 5,030	$15,664 14,021	$168,742 145,086

NOTES TO SUMMARY COMPENSATION TABLE

(1)
The Board appointed Julie Smolyansky as the CEO, CFO, President and Treasurer of the Company on June 10, 2002.  From September 21, 1998 until such appointments, she had been Director of Sales and Marketing of the Company. Since November 2004, Ms. Smolyansky has served solely as CEO and President.

(2)	The Board appointed Edward Smolyansky as the CFO, Chief Accounting Officer and Treasurer of the Company in November 2004.

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

(5)
Represents (i) the Company’s portion of the matching contributions to the Company’s 401(k) plan on behalf of the Named Executive Officer, Julie Smolyansky ($0 for 2009 and $4,500 for 2008); Edward Smolyansky ($8,700 for 2009 and $8,100 for 2008); Val Nikolenko ($5,784 for 2009 and $5,041 for 2008) and (ii) the following amounts related to personal usage of automobiles leased by the Company, and related insurance and fuel, for 2008 and 2009, (x) for Julie Smolyansky, $13,126 for 2009 and $11,988 for 2008 of lease payments, $2,000 for 2009 and $2,000 for 2008 of insurance premiums and $1,800 for 2009 and $1,800 for 2008 of fuel, (y) for Edward Smolyansky, $7,132 for 2009 of lease payments,$2,000 for 2009 and $2,000 for 2008 of insurance premiums and $1,800 for 2009 and $1,800 for 2008 of fuel, and (z) for Val Nikolenko, $7,080 for 2009 and $7,080 for 2008 of lease payments, $1,000 for 2009 and $1,000 for 2008 of insurance premiums and  $1,800 for 2009 and $1,800 for 2008 of fuel.

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

There are no employment agreements with other executive officers (written or unwritten).

Outstanding Equity Awards At December 31, 2009
	Stock Awards
Name	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested
Julie Smolyansky	3,750	$44,550
Edward Smolyansky	3,750	$44,500
Ludmila Smolyansky	—	—
Val Nikolenko	375	$4,455

On June 9, 1995, the Company filed a registration statement on Form S-8 with the Securities and Exchange Commission in connection with the “Lifeway Foods, Inc. Consulting and Services Compensation Plan” (the “Plan”) covering 1,200,000, as adjusted, shares of its Common Stock. The Plan was adopted by the Company on June 5, 1995. Pursuant to such Plan, the Company may issue common stock or options to purchase common stock to certain consultants, service providers, and employees of the Company.  There were a total of approximately 940,000 shares eligible for issuance under the Plan at December 31, 2009.  The option price, number of shares, grant date, and vesting terms are determined at the discretion of the Company’s Board of Directors.

As of December 31, 2009, there were no stock options outstanding or exercisable.

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

Director Compensation as of December 31, 2009
Name	Fees Earned or Paid in Cash	Total
Pol Sikar	$2,000	$2,000
Renzo Bernardi	$2,000	$2,000
Julie Oberweis	$2,000	$2,000

During 2009, each outside (non-employee) director was compensated at the rate of $500 per non-annual meeting attended. Neither any employee director (Ludmila Smolyansky and Julie Smolyansky) nor any Director serving as the nominee of Danone (Juan Carlos Dalto or Gustavo Carlos Valle) was compensated as a Director during 2009.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	0	$0	940,000
Equity compensation plans not approved by security holders	0	$0
Total	0	$0
_____________________
*All of Lifeway’s equity compensation plans have been approved by its shareholders.

The following table sets forth certain information known to the Company regarding the beneficial ownership of the Company’s Common Stock, the Company’s only outstanding class of securities, as of March 1, 2010 by (a) each shareholder known by the Company to be the beneficial owner of more than five percent of the Company’s Common Stock, (b) each of the Company’s directors, (c) each of the Company’s executive officers named in the Summary Compensation Table above and (d) all executive officers and directors of the Company as a group. The shareholders listed below have sole voting and investment power except as noted.

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership	Percent of Class(2)
Ludmila Smolyansky(3)	7,520,354	44.8%
Julie Smolyansky(3)	538,060	3.21%
Edward Smolyansky(3)	341,046	2.03%
Pol Sikar(3)	3,000	*
Renzo Bernardi(3)	14,900	*
Gustavo Carlos Valle (3,4)	0	*
Julie Oberweis(3)	0	*
Val Nikolenko	5,000	*
All Directors and Officers of the Company as a Group (Eight persons in total)	8,422,360	50.2%
DS Waters, LP	3,454,756	20.6%

_____________________
*Less than .01%.

NOTES TO BENEFICIAL OWNERSHIP TABLE

(1)
With the exception of Gustavo Carlos Valle and DS Waters, LP, the address for all Directors and shareholders listed in this table is 6431 Oakton St., Morton Grove, IL 60053. The address Gustavo Carlos Valle and DS Waters, LP is 100 Hillside Avenue, White Plains, NY 10603-2861.

(2)	Based upon 16,753,190 shares of Common Stock outstanding as of March 1, 2010.

(3)	A director or officer of the Company.

(4)	Mr. Valle is also an officer of the Dannon Company, Inc., which is an affiliate of DS Waters, LP.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

Related Transactions

Based on a review of the questionnaires that our directors and employees subject to Section 16 of the Exchange Act of 1934 completed and a review of our internal records on any related person that were identified in such questionnaires, we have determined that there are no related party transactions in excess of the lesser $120,000 or 1% of the average of the Company’s total assets for each of 2008 and 2009, since the beginning of 2008 or currently proposed, involving the Company.

Director Independence

In evaluating director independence, the Company has adopted the definition set forth in Rule 4200 of the NASDAQ Marketplace Rules. The Company’s board of directors, taking into consideration the relationships described in the Certain Relationships and Related Transactions section above, has determined that of the  Company’s current directors, Pol Sikar, Renzo Bernardi, and Julie Oberweis were independent of management.  The Company’s board of directors has also determined that of the individuals who served as directors during 2009, Pol Sikar, Renzo Bernardi, and Julie Oberweis were independent of management.

The Board of Directors does not have a standing nominating committee, compensation committee or any committees performing similar functions. As there are only six Directors serving on the Board, it is the view of the Board that all Directors should participate in the process for the nomination and review of potential Director candidates and for the review of the Company’s executive pay practices. Accordingly, Julie Smolyansky, Ludmila Smolyansky and Gustavo Carlos Valle, who are not considered independent, participate in the nominating process, in the review of executive employment contracts and in review of the Company’s executive compensation practices, together with the independent directors.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES.

AUDIT FEES

In 2009 and 2008, Plante & Moran, PLLC, billed Lifeway approximately $177,536 and $153,550, respectively, for professional services rendered for the audit of Lifeway’s annual financial statements and review of financial statements included in Lifeway’s Forms 10-Q or services that are normally provided in connection with statutory and regulatory filings or engagements in 2008 and 2009.

AUDIT-RELATED FEES

None.

TAX FEES

No professional services were rendered by Plante & Moran, PLLC to Lifeway regarding tax advice, tax compliance and tax planning during 2008 and 2009.

ALL OTHER FEES

No other fees were billed to Lifeway by Plante & Moran, PLLC during 2008 and 2009 other than those described in this report.

No hours expended by Plante & Moran, PLLC in its engagement to audit Lifeway’s financial statements for the most recent fiscal year were attributable to work performed by persons other than Plante’s full-time permanent employees. The Audit Committee has approved 100% of all services performed by Plante for Lifeway and disclosed above.

AUDIT COMMITTEE PRE-APPROVAL POLICIES AND PROCEDURES

The Lifeway Audit Committee (the “Committee”), comprised of Messrs. Julie Oberweis, Pol Sikar and Renzo Bernardi, pre-approved Plante & Moran, PLLC as the Company’s independent auditor for the year-ended December 31, 2009 and has adopted the following guidelines regarding the engagement of the Company’s independent auditor to perform services for the Company:

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

4.1	Revolving Note dated February 6, 2009 (incorporated by reference to Exhibit 10.2 on Lifeway’s Current Report on Form 8-K dated February 6, 2009 and filed on February 13, 2009). (File No. 000- 17363)

4.2	Term Note dated February 6, 2009 (incorporated by reference to Exhibit 10.3 on Lifeway’s Current Report on Form 8-K dated February 6, 2009 and filed on February 13, 2009). (File No. 000-17363)

10.1	Lifeway Foods, Inc. Consulting and Services Compensation Plan, dated June 5, 1995 (incorporated by reference to Lifeway’s Registration Statement on Form S-8, File No. 33-93306).

10.2
Stock Purchase Agreement dated October 1, 1999 by and among Danone Foods, Inc., Lifeway Foods, Inc., Michael Smolyansky and certain other parties (incorporated by reference to Exhibit 10.10 of Lifeway’s Current Report on Form 8-K dated October 1, 1999, and filed October 12, 1999).  (File No. 000-17363)

10.3
Stockholders’ Agreement dated October 1, 1999 by and among Danone Foods, Inc., Lifeway Foods, Inc., Michael Smolyansky and certain other parties (incorporated by reference to Exhibit 10.11 of Lifeway’s Current Report on Form 8-K dated October 1, 1999, and filed October 12, 1999).  (File No. 000-17363)

10.4
Letter Agreement dated December 24, 1999 (amending original Stockholders’ Agreement with Danone Foods, Inc.) (incorporated by reference to Exhibit 10.12 of Lifeway’s Current Report on Form 8-K dated December 24, 1999, and filed January 12, 2000).  (File No. 000-17363)

10.5
Employment Agreement, dated September 12, 2002, between Lifeway Foods, Inc. and Julie Smolyansky (incorporated by reference to Exhibit 10.14 of Amendment No. 2 filed April 30, 2003 to Lifeway’s Quarterly Report on Form 10-QSB/A for the quarter ended September 30, 2002). (File No. 000-17363)

10.6
First Extension to Stockholders’ Agreement dated October 1, 2004 by and among Danone Foods, Inc., Lifeway Foods, Inc., and certain other parties (incorporated by reference to Exhibit 10.1 of Lifeway’s Current Report on Form 8-K dated October 1, 2004, and filed October 18, 2004).  (File No. 000-17363)

10.7
Second Extension to Stockholders’ Agreement by and among Danone Foods, Inc., Lifeway Foods, Inc., and certain other parties dated October 29, 2004 (incorporated by reference to Exhibit 10.1 of Lifeway’s Current Report on Form 8-K dated October 29, 2004, and filed November 4, 2004).  (File No. 000-17363)

10.8
Third Extension to Stockholders’ Agreement by and among Danone Foods, Inc., Lifeway Foods, Inc., and certain other parties dated December 24, 2004 (incorporated by reference to Exhibit 10.1 of Lifeway’s Current Report on Form 8-K dated December 24, 2004, and filed December 27, 2004).  (File  No. 000-17363)

10.9
Fourth Extension to Stockholders’ Agreement, dated May 3, 2006, between Lifeway Foods, Inc. and DS Waters, L.P. (incorporated by reference to Exhibit 99.1 of Lifeway’s Current Report on Form 8-K dated April 28, 2006 and filed on May 5, 2006). (File No. 0-17363)

10.10
Fifth Extension to Stockholders’ Agreement, dated December 26, 2006, between Lifeway Foods, Inc. and DS Waters, L.P. (incorporated by reference to Exhibit 10.1 of Lifeway’s Current Report on Form 8-K dated January 3, 2007 and filed on January 3, 2007). (File No. 000-17363)

10.11
Sixth Extension to Stockholders’ Agreement, dated December 31, 2007, between Lifeway Foods, Inc. and DS Waters, L.P. (incorporated by reference to Exhibit 10.1 of Lifeway’s Current Report on Form 8-K dated December 31, 2007 and filed on January 3, 2008). (File No. 000-17363)

10.12
Seventh Extension to Stockholders’ Agreement, dated January 15, 2009, between Lifeway Foods, Inc. and  DS Waters, L.P. (incorporated by reference to Exhibit 10.1 of Lifeway’s Current Report on Form 8-K dated January 15, 2009 and filed on January 16, 2009). (File No. 000-17363)

10.13
Eigth Extension to Stockholders’ Agreement, dated December 31, 2009, between Lifeway Foods, Inc. and  DS Waters, L.P. (incorporated by reference to Exhibit 10.1 of Lifeway’s Current Report on Form 8-K dated December 31, 2009 and filed on January 26, 2010). (File No. 000-17363)

10.14
Loan and Security Agreement dated February 6, 2009 by and among Lifeway Foods, Inc., Fresh Made, Inc., LFI Enterprises, Inc., Helios Nutrition Limited, Pride Main Street Dairy, LLC and Starfruit, LLC and The Private Bank and Trust Company (incorporated by reference to Exhibit 10.1 of Lifeway’s Current Report on Form 8-K dated February 6, 2009 and filed on February 13, 2009).  (File No. 000- 17363)

10.15	First Modification Agreement dated August 13, 2009 by and among The PrivateBank and Trust Company, Lifeway Foods, Inc., Fresh Made, Inc., Helios Nutrition Limited, Pride of Main Street Dairy, LLC and Starfruit, LLC

10.16	Second Modification Agreement dated November 12, 2009 by and among The PrivateBank and Trust Company, Lifeway Foods, Inc., Fresh Made, Inc., Helios Nutrition Limited, Pride of Main Street Dairy, LLC and Starfruit, LLC

10.17	Third Modification Agreement dated February 6, 2010 by and among The PrivateBank and Trust Company, Lifeway Foods, Inc., Fresh Made, Inc., Helios Nutrition Limited, Pride of Main Street Dairy, LLC and Starfruit, LLC

11	Statement re: computation of per share earnings. (Incorporated by reference to Note 2 of the Consolidated Financial Statements).

14	Code of Ethics (incorporated by reference to Exhibit 14 on Lifeway’s Annual Report on Form 10-KSB for the year ended December 31, 2007 and filed on March 31, 2008). (File No. 000-17363).

21	List of Subsidiaries of the Registrant

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Rule 13a-14(a)/15d-14(a) Certification of Julie Smolyansky

31.2	Rule 13a-14(a)/15d-14(a) Certification of Edward P. Smolyansky

32.1	Section 1350 Certification of Julie Smolyansky

32.2	Section 1350 Certification of Edward P. Smolyansky

99.1	Press Release

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIFEWAY FOODS, INC.

Date: March 31, 2010	By:	/s/ Julie Smolyansky
Julie Smolyansky
Chief Executive Officer, President, and Director

Date: March 31, 2010	By:	/s/ Edward P. Smolyansky
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Julie Smolyansky
Julie Smolyansky
Date: March 31, 2010	Chief Executive Officer, President, and Director

/s/ Ludmila Smolyansky
Ludmila Smolyansky
Date: March 31, 2010	Chairperson of the Board of Directors

Pol Sikar
Date: March 31, 2010	Director

Gustavo Carlos Valle
Date: March , 2010	Director

/s/ Renzo Bernardi
Renzo Bernardi
Date: March 31, 2010	Director

/s/ Julie Oberweis
Julie Oberweis
Date: March 31, 2010	Director

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

4.1	Revolving Note dated February 6, 2009 (incorporated by reference to Exhibit 10.2 on Lifeway’s Current Report on Form 8-K dated February 6, 2009 and filed on February 13, 2009). (File No. 000- 17363)

4.2	Term Note dated February 6, 2009 (incorporated by reference to Exhibit 10.3 on Lifeway’s Current Report on Form 8-K dated February 6, 2009 and filed on February 13, 2009). (File No. 000-17363)

10.1	Lifeway Foods, Inc. Consulting and Services Compensation Plan, dated June 5, 1995 (incorporated by reference to Lifeway’s Registration Statement on Form S-8, File No. 33-93306).

10.2
Stock Purchase Agreement dated October 1, 1999 by and among Danone Foods, Inc., Lifeway Foods, Inc., Michael Smolyansky and certain other parties (incorporated by reference to Exhibit 10.10 of Lifeway’s Current Report on Form 8-K dated October 1, 1999, and filed October 12, 1999).  (File No. 000-17363)

10.3
Stockholders’ Agreement dated October 1, 1999 by and among Danone Foods, Inc., Lifeway Foods, Inc., Michael Smolyansky and certain other parties (incorporated by reference to Exhibit 10.11 of Lifeway’s Current Report on Form 8-K dated October 1, 1999, and filed October 12, 1999).  (File No. 000-17363)

10.4
Letter Agreement dated December 24, 1999 (amending original Stockholders’ Agreement with Danone Foods, Inc.) (incorporated by reference to Exhibit 10.12 of Lifeway’s Current Report on Form 8-K dated December 24, 1999, and filed January 12, 2000).  (File No. 000-17363)

10.5
Employment Agreement, dated September 12, 2002, between Lifeway Foods, Inc. and Julie Smolyansky (incorporated by reference to Exhibit 10.14 of Amendment No. 2 filed April 30, 2003 to Lifeway’s Quarterly Report on Form 10-QSB/A for the quarter ended September 30, 2002). (File No. 000-17363)

10.6
First Extension to Stockholders’ Agreement dated October 1, 2004 by and among Danone Foods, Inc., Lifeway Foods, Inc., and certain other parties (incorporated by reference to Exhibit 10.1 of Lifeway’s Current Report on Form 8-K dated October 1, 2004, and filed October 18, 2004).  (File No. 000-17363)

10.7
Second Extension to Stockholders’ Agreement by and among Danone Foods, Inc., Lifeway Foods, Inc., and certain other parties dated October 29, 2004 (incorporated by reference to Exhibit 10.1 of Lifeway’s Current Report on Form 8-K dated October 29, 2004, and filed November 4, 2004).  (File No. 000-17363)

10.8
Third Extension to Stockholders’ Agreement by and among Danone Foods, Inc., Lifeway Foods, Inc., and certain other parties dated December 24, 2004 (incorporated by reference to Exhibit 10.1 of Lifeway’s Current Report on Form 8-K dated December 24, 2004, and filed December 27, 2004).  (File  No. 000-17363)

10.9
Fourth Extension to Stockholders’ Agreement, dated May 3, 2006, between Lifeway Foods, Inc. and DS Waters, L.P. (incorporated by reference to Exhibit 99.1 of Lifeway’s Current Report on Form 8-K dated April 28, 2006 and filed on May 5, 2006). (File No. 0-17363)

10.10
Fifth Extension to Stockholders’ Agreement, dated December 26, 2006, between Lifeway Foods, Inc. and DS Waters, L.P. (incorporated by reference to Exhibit 10.1 of Lifeway’s Current Report on Form 8-K dated January 3, 2007 and filed on January 3, 2007). (File No. 000-17363)

10.11
Sixth Extension to Stockholders’ Agreement, dated December 31, 2007, between Lifeway Foods, Inc. and DS Waters, L.P. (incorporated by reference to Exhibit 10.1 of Lifeway’s Current Report on Form 8-K dated December 31, 2007 and filed on January 3, 2008). (File No. 000-17363)

10.12
Seventh Extension to Stockholders’ Agreement, dated January 15, 2009, between Lifeway Foods, Inc. and  DS Waters, L.P. (incorporated by reference to Exhibit 10.1 of Lifeway’s Current Report on Form 8-K dated January 15, 2009 and filed on January 16, 2009). (File No. 000-17363)

10.13
Eigth Extension to Stockholders’ Agreement, dated December 31, 2009, between Lifeway Foods, Inc. and  DS Waters, L.P. (incorporated by reference to Exhibit 10.1 of Lifeway’s Current Report on Form 8-K dated December 31, 2009 and filed on January 26, 2010). (File No. 000-17363)

10.14
Loan and Security Agreement dated February 6, 2009 by and among Lifeway Foods, Inc., Fresh Made, Inc., LFI Enterprises, Inc., Helios Nutrition Limited, Pride Main Street Dairy, LLC and Starfruit, LLC and The Private Bank and Trust Company (incorporated by reference to Exhibit 10.1 of Lifeway’s Current Report on Form 8-K dated February 6, 2009 and filed on February 13, 2009).  (File No. 000- 17363)

10.15	First Modification Agreement dated August 13, 2009 by and among The PrivateBank and Trust Company, Lifeway Foods, Inc., Fresh Made, Inc., Helios Nutrition Limited, Pride of Main Street Dairy, LLC and Starfruit, LLC

10.16	Second Modification Agreement dated November 12, 2009 by and among The PrivateBank and Trust Company, Lifeway Foods, Inc., Fresh Made, Inc., Helios Nutrition Limited, Pride of Main Street Dairy, LLC and Starfruit, LLC

10.17	Third Modification Agreement dated February 6, 2010 by and among The PrivateBank and Trust Company, Lifeway Foods, Inc., Fresh Made, Inc., Helios Nutrition Limited, Pride of Main Street Dairy, LLC and Starfruit, LLC

11	Statement re: computation of per share earnings. (Incorporated by reference to Note 2 of the Consolidated Financial Statements).

14	Code of Ethics (incorporated by reference to Exhibit 14 on Lifeway’s Annual Report on Form 10-KSB for the year ended December 31, 2007 and filed on March 31, 2008). (File No. 000-17363).

21	List of Subsidiaries of the Registrant

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Rule 13a-14(a)/15d-14(a) Certification of Julie Smolyansky

31.2	Rule 13a-14(a)/15d-14(a) Certification of Edward P. Smolyansky

32.1	Section 1350 Certification of Julie Smolyansky

32.2	Section 1350 Certification of Edward P. Smolyansky

99.1	Press Release