Form 10-Q
period 2010-03-31
LIFEWAY FOODS INC
filed 2010-05-17
CIK 814586

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
______________________________________

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  March 31, 2010

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

As of April 30, 2010, the issuer had 16,717,802 shares of common stock, no par value, outstanding.

LIFEWAY FOODS, INC.
CONTENTS TO FORM 10-Q

LIFEWAY FOODS, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2010 and 2009

AND DECEMBER 31, 2009

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

LIFEWAY FOODS, INC. AND SUBSIDIARIES
Consolidated Statements of Financial Condition
March 31, 2010 and 2009 (Unaudited) and December 31, 2009
	(Unaudited)
	March 31,		December 31,
	2010	2009	2009
ASSETS

Current assets
Cash and cash equivalents	$652,177	$607,098	$630,407
Investments	4,397,781	4,286,451	4,392,125
Certificates of deposits in financial institutions	550,000	—	652,005
Inventories	3,869,825	3,641,748	3,296,976
Accounts receivable, net of allowance for doubtful accounts and discounts	7,726,348	6,062,316	5,999,738
Prepaid expenses and other current assets	38,447	23,051	40,697
Other receivables	49,081	27,472	49,758
Deferred income taxes	303,431	862,607	251,456
Refundable income taxes	476,915	73,174	1,308,978
Total current assets	18,064,005	15,583,917	16,622,140

Property and equipment, net	14,481,822	13,723,923	14,282,182

Intangible assets
Goodwill and other non amortizable brand asset	13,806,091	12,253,845	13,806,091
Other intangible assets, net of accumulated amortization of $1,773,968 and $1,092,112 at March 31, 2010 and 2009 and $1,598,208 at December 31, 2009	6,083,670	6,765,526	6,259,430
Total intangible assets	19,889,761	19,019,371	20,065,521

Other assets	500,000	500,000	500,000

Total assets	$52,935,588	$48,827,211	$51,469,843

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Checks written in excess of bank balances	$533,458	$—	$342,976
Current maturities of notes payable	4,733,354	6,982,001	4,842,315
Accounts payable	3,116,627	2,368,732	2,764,000
Accrued expenses	637,263	486,718	614,344
Margins payable	—	423,032	—
Total current liabilities	9,020,702	10,260,483	8,563,635

Notes payable	6,502,222	8,376,389	6,890,214

Deferred income taxes	3,318,273	1,763,059	3,444,664
Total liabilities	18,841,197	20,399,931	18,898,513

Stockholders’ equity
Common stock, no par value; 20,000,000 shares authorized; 17,273,776 shares issued; 16,754,572 shares outstanding at March 31, 2010; 17,273,776 shares issued: 16,843,476 shares outstanding at March 31, 2009; 17,273,776 shares issued; 16,778,555 shares outstanding at December 31, 2009	6,509,267	6,509,267	6,509,267
Paid-in-capital	1,992,257	1,886,375	1,965,786
Treasury stock, at cost	(4,182,190)	(3,056,859)	(3,846,773)
Retained earnings	29,722,098	23,931,173	27,953,409
Accumulated other comprehensive loss, net of taxes	52,959	(842,676)	(10,359)
Total stockholders’ equity	34,094,391	28,427,280	32,571,330

Total liabilities and stockholders’ equity	$52,935,588	$48,827,211	$51,469,843

LIFEWAY FOODS, INC. AND SUBSIDIARIES
Consolidated Statements of Income and Comprehensive Income
For the Three Months Ended March 31, 2010 and 2009 (Unaudited)
and the Year Ended December 31, 2009

	(Unaudited)
	Three Months Ended		Year Ended
	March 31,		December 31,
	2010	2009	2009

Sales	15,964,159	13,736,080	58,115,878

Cost of goods sold	8,618,999	8,000,052	36,083,553
Depreciation expense	403,375	216,774	1,134,404

Total cost of goods sold	9,022,374	8,216,826	37,217,957

Gross profit	6,941,785	5,519,254	20,897,921

Selling Expenses	2,527,473	1,307,925	5,987,917
General and Administrative	1,490,157	1,497,126	5,294,550
Amortization expense	175,760	170,690	676,786

Total Operating Expenses	4,193,390	2,975,741	11,959,253

Income from operations	2,748,395	2,543,513	8,938,668

Other income (expense):
Interest and dividend income	54,508	62,211	199,047
Rental Income	1,235	9,347	35,240
Interest expense	(95,942)	(154,383)	(442,703)
Loss on Disposition of Equipment	—	—	(2,826)
Loss on sale of investments, net	(29,259)	(149,790)	(278,474)
Total other income (expense)	(69,458)	(232,615)	(489,716)

Income before provision for income taxes	2,678,937	2,310,898	8,448,952

Provision for income taxes	910,248	763,432	2,879,250

Net income	$1,768,689	$1,547,466	$5,569,702

Basic and diluted earnings per common share	0.11	0.09	0.33

Weighted average number of shares outstanding	16,761,774	16,846,671	16,798,164

COMPREHENSIVE INCOME

Net income	$1,768,689	$1,547,466	$5,569,702

Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on investments (net of tax)	46,143	(431,694)	325,086
Less reclassification adjustment for (gains) losses included in net income (net of taxes)	17,175	87,927	163,464

Comprehensive income	$1,832,007	$1,203,699	$6,058,252

LIFEWAY FOODS, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders’ Equity
For the Three Months Ended March 31, 2010 (Unaudited)
and the Year Ended December 31, 2009
	Common Stock, No Par Value 20,000,000 Shares		# of Shares					Accumulated Other
	Authorized		of					Comprehensive
	# of Shares	# of Shares	Treasury	Common	Paid In	Treasury	Retained	Income (Loss),
	Issued	Outstanding	Stock	Stock	Capital	Stock	Earnings	Net of Tax	Total

Balances at December 31, 2008	17,273,776	16,724,467	549,309	$6,509,267	$1,202,009	$(3,302,025)	$22,383,707	$(498,909)	$26,294,049

Redemption of stock	—	(87,991)	87,991	—	—	(905,607)	—	—	(905,607)

Issuance of treasury stock for compensation	—	13,132	(13,132)	—	119,039	25,597	—	—	144,636

Issuance of treasury stock for Fresh Made acquisition	—	128,947	(128,947)	—	644,738	335,262	—	—	980,000

Other comprehensive income (loss):
Unrealized gains on securities, net of taxes and reclassification adjustment	—	—	—	—	—	—	—	488,550	488,550

Net income for the year ended December 31, 2009	—	—	—	—	—	—	5,569,702	—	5,569,702

Balances at December 31, 2009	17,273,776	16,778,555	495,221	$6,509,267	$1,965,786	$(3,846,773)	$27,953,409	$(10,359)	$32,571,330

Redemption of stock	—	(28,365)	28,365	—	—	(340,105)	—	—	(340,105)

Issuance of treasury stock for compensation	—	4,382	(4,382)	—	26,471	4,688	—	—	31,159

Other comprehensive income (loss):
Unrealized gains on securities, net of taxes and reclassification adjustment	—	—	—	—	—	—	—	63,318	63,318

Net income for the three months ended March 31, 2010	—	—	—	—	—	—	1,768,689	—	1,768,689

Balances at March 31, 2010	17,273,776	16,754,572	519,204	$6,509,267	$1,992,257	$(4,182,190)	$29,722,098	$52,959	$34,094,391

LIFEWAY FOODS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the Three Months Ended March, 30, 2010 and 2009 (Unaudited)
and the Year Ended December 31, 2009
	(Unaudited)
	March 31,		December 31,
	2010	2009	2009

Cash flows from operating activities:
Net income	$1,768,689	$1,547,466	$5,569,702
Adjustments to reconcile net income to net cash flows from operating activities, net of acquisition:
Depreciation and amortization	579,135	387,464	1,811,190
Loss on sale of investments, net	29,259	149,790	278,474
Loss on disposition of assets	—	—	2,826
Deferred income taxes	(222,915)	8,549	389,754
Treasury stock issued for compensation	31,159	51,160	144,636
Decrease in allowance for doubtful accounts	—	—	(75,000)
(Increase) decrease in operating assets:
Accounts receivable	(1,726,610)	(1,136,258)	(612,915)
Other receivables	677	106,826	(7,758)
Inventories	(572,849)	28,242	173,419
Refundable income taxes	832,063	(155,386)	(475,635)
Prepaid expenses and other current assets	2,250	(13,965)	9,506
Increase (decrease) in operating liabilities:
Accounts payable	352,627	401,833	298,800
Accrued expenses	22,919	94,334	96,062
Margin payable	—	423,032	—
Accrued income taxes	—	(197,694)	—
Net cash provided by operating activities	1,096,404	1,695,393	7,603,061

Cash flows from investing activities:
Purchases of investments	(356,498)	(1,757,574)	(6,156,682)
Sale of investments	531,455	2,318,620	6,928,321
Purchases of property and equipment	(603,015)	(349,849)	(1,766,280)
Acquisition of Fresh Made, net of cash acquired	—	(2,850,888)	(11,042,546)
Net cash used in investing activities	(428,058)	(2,639,691)	(12,037,187)

Cash flows from financing activities:
Proceeds of note payable	—	1,729,990	9,353,504
Checks written in excess of bank balances	190,482	—	342,976
Purchases of treasury stock, net	(340,105)	(101,628)	(905,607)
Repayment of notes payable	(496,953)	(354,214)	(4,003,588)
Net cash (used in) provided by in financing activities	(646,576)	1,274,148	4,787,285

Net increase in cash and cash equivalents	21,770	329,850	353,159

Cash and cash equivalents at the beginning of the period	630,407	277,248	277,248

Cash and cash equivalents at the end of the period	$652,177	$607,098	$630,407

LIFEWAY FOODS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2010 and 2009
and December 31, 2009

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

Note 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of the significant accounting policies applied in the preparation of the accompanying financial statements follows:

Basis of presentation
The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with the instructions to Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  However, such information reflects all adjustments (consisting of normal recurring adjustments), which are, in the opinion of Management, necessary for fair statement of results for the interim periods.

Principles of consolidation
The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, LFI Enterprises, Inc., Helios Nutrition, Ltd., Pride of Main Street, L.L.C., Starfruit, L.L.C., Fresh Made, Inc and Starfruit Franchisor, L.L.C.  All significant intercompany accounts and transactions have been eliminated.  The financial statements include the results of operations from Fresh Made, Inc from February 6, 2009 through the end of the period (see Note 3).

Use of estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  Significant estimates made in preparing the consolidated financial statements include the allowance for doubtful accounts and discounts, the valuation of investment securities, the valuation of goodwill, intangible assets, and deferred taxes.

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

LIFEWAY FOODS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2010 and 2009
and December 31, 2009

Note 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Investments
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
March 31, 2010 and 2009
and December 31, 2009

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

The principal sources of temporary differences are different depreciation and amortization methods for financial statement and tax purposes, unrealized gains or losses related to investments, capitalization of indirect costs for tax purposes, purchase price adjustments, and the recognition of an allowance for doubtful accounts for financial statement purposes.

Reclassification
Certain 2009 balance sheet amounts have been reclassified to conform to the 2010 presentation.

LIFEWAY FOODS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2010 and 2009
and December 31, 2009

Note 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – Continued

The Company has analyzed filing positions in all of the federal and state jurisdictions where it is required to file income tax returns, as well as all open tax years in these jurisdictions. The only periods subject to examination for the Company’s federal return are the 2006 through 2009 tax years. The Company believes that its income tax filing positions and deductions would be sustained on audit and does not anticipate any adjustments that would result in a material change to its financial position. Therefore, no reserves for uncertain income tax positions have been recorded.

The Company’s policy for recording interest and penalties associated with audits is to record such items as a component of income before taxes. There were no such items during the periods covered in this report.

Treasury stock
Treasury stock is recorded using the cost method.

Advertising costs
The Company expenses advertising costs as incurred.  During the year ended December 31, 2009 and for the three months ended March 31, 2010 and 2009, approximately $1,689,540, $1,361,694 and $347,247 of such costs respectively, were expensed.

Earnings per common share
Earnings per common share were computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period.  For the three months ended March 31, 2010 and 2009 and for the year ended December 31, 2009, diluted and basic earnings per share were the same, as the effect of dilutive securities options outstanding was not significant.

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

LIFEWAY FOODS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2010 and 2009
and December 31, 2009

Note 3 – ACQUISITION - Continued

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

The following pro forma disclosures, including the effect of purchase accounting adjustments, depict the results of operations for the three months ended March 31, 2009 and the year ended December 31, 2009 as though the merger with Fresh had taken place as of January 1, 2009:

	For the Three Months Ended March 31, 2009	For the Year Ended December 31, 2009
Gross revenue	$14,851,663	$59,231,461

Net income	$1,596,235	$5,618,471

Earnings per share	$0.09	$0.33

Note 4 – INTANGIBLE ASSETS

Intangible assets, and the related accumulated amortization, consist of the following:

	March 31, 2010		March 31, 2009		December 31, 2009
	Cost	Accumulated Amortization	Cost	Accumulated Amortization	Cost	Accumulated Amortization
Recipes	$43,600	$43,600	$43,600	$43,600	$43,600	$43,600
Customer lists and other customer related intangibles	4,305,200	695,568	4,305,200	284,052	4,305,200	587,393
Lease acquisition	87,200	70,590	87,200	58,133	87,200	67,473
Other	6,638	6,638	6,638	6,638	6,638	6,638
Customer relationship	985,000	300,972	985,000	218,889	985,000	280,454
Contractual backlog	12,000	12,000	12,000	12,000	12,000	12,000
Trade names	1,980,000	484,000	1,980,000	352,000	1,980,000	451,000
Formula	438,000	160,600	438,000	116,800	438,000	149,650
	$7,857,638	$1,773,968	$7,857,638	$1,092,112	$7,857,638	$1,598,208

LIFEWAY FOODS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2010 and 2009
and December 31, 2009

Note 4 – INTANGIBLE ASSETS - Continued

Amortization expense is expected to be as follows for the years ending December 31:

2011	$703,040
2012	694,736
2013	668,783
2014	657,883
2015	657,883
Thereafter	2,701,345
$6,083,670

Amortization expense during the three months ended March 31, 2010 and 2009 and for the year ended December 31, 2009 was $175,760, $170,690 and $676,786, respectively.

Note 5 – INVESTMENTS

The cost and fair value of investments classified as available for sale are as follows:

March 31, 2010	Cost	Unrealized Gains	Unrealized Losses		Fair Value

Equities	$1,278,619	$190,688	$	(120,631)	$1,348,676
Mutual Funds	228,746	6,781		(4,326)	231,201
Preferred Securities	388,705	7,450		(63,703)	332,452
Corporate Bonds	1,595,713	84,119		(6,877)	1,672,955
Government Agency Obligations	815,778	3,433		(6,714)	812,497

Total	$4,307,561	$292,471	$	(202,251)	$4,397,781

March 31, 2009	Cost	Unrealized Gains	Unrealized Losses		Fair Value

Equities	$1,429,461	$46,956	$	(363,537)	$1,112,880
Mutual Funds	704,256	160		(376,113)	328,303
Preferred Securities	826,295	—		(397,324)	428,971
Corporate Bonds	506,165	2,959		(25,193)	483,931

Government Agency Obligations	1,929,788	6,539		(3,961)	1,932,366
Total	$5,395,965	$56,614	$	(1,166,128)	$4,286,451

LIFEWAY FOODS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2010 and 2009
and December 31, 2009

Note 5 – INVESTMENTS - Continued

December 31, 2009	Cost	Unrealized Gains	Unrealized Losses	Fair Value

Equities	$1,385,524	$177,024	$(128,547)	$1,434,001
Mutual Funds	172,543	7,453	(22,833)	157,163
Preferred Securities	388,705	6,700	(95,753)	299,652
Corporate Bonds	1,569,245	65,226	(6,772)	1,627,699
Government Agency Obligations	893,755	2,989	(23,134)	873,610

Total	$4,409,772	$259,392	$(277,039)	$4,392,125

Proceeds from the sale of marketable securities were $6,928,321, $531,455 and $2,318,620 during the year ended December 31, 2009 and for the three months ended March 31, 2010 and 2009, respectively.

Gross gains of $351,419, $23,737 and $103,520 and gross losses of $629,893, $52,996 and $253,310 were realized on these sales during the year ended December 31, 2009 and for the three months ended March 31, 2010 and 2009, respectively.

The following table shows the gross unrealized losses and fair value of the Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2010 and 2009 and at December 31, 2009:

	Less Than 12 Months			12 Months or Greater			Total
March 31, 2010	Fair Value	Unrealized Losses		Fair Value	Unrealized Losses		Fair Value	Unrealized Losses

Equities	$79,393	$	(29,937)	$205,060	$	(90,694)	$284,453	$	(120,631)
Mutual Funds	414		(4)	26,034		(4,322)	26,448		(4,326)
Preferred Securities	—		—	310,252		(63,703)	310,252		(63,703)
Corporate Bonds	164,144		(5,510)	103,645		(1,367)	267,789		(6,877)
Government Agency Obligations	479,469		(5,563)	85,376		(1,151)	564,845		(6,714)
	$723,420	$	(41,014)	$730,367	$	(161,237)	$1,453,787		$(202,251)

LIFEWAY FOODS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2010 and 2009
and December 31, 2009

Note 5 – INVESTMENTS - Continued

	Less Than 12 Months			12 Months or Greater			Total
March 31, 2009	Fair Value	Unrealized Losses		Fair Value	Unrealized Losses		Fair Value	Unrealized Losses

Equities	$872,423	$	(316,691)	$59,422	$	(46,846)	$931,845	$	(363,537)
Mutual Funds	148,400		(71,155)	172,520		(304,958)	320,920		(376,113)
Preferred Securities	180,313		(15,874)	248,658		(381,450)	428,971		(397,324)
Corporate Bonds	24,233		(714)	274,811		(24,479)	299,044		(25,193)
Government Agency Obligations	—		—	695,308		(3,961)	695,308		(3,961)
	$1,225,369	$	(404,434)	$1,450,719	$	(761,694)	$2,676,088		$(1,166,128)

	Less Than 12 Months			12 Months or Greater			Total
December 31, 2009	Fair Value	Unrealized Losses		Fair Value	Unrealized Losses		Fair Value	Unrealized Losses

Equities	$128,959	$	(27,142)	$230,502	$	(101,405)	$359,461	$	(128,547)
Mutual Funds	1,694		(321)	131,870		(22,512)	133,564		(22,833)
Preferred Securities	—		—	278,202		(95,753)	278,202		(95,753)
Corporate Bonds	178,874		(3,176)	124,395		(3,596)	303,269		(6,772)
Government Agency Obligations	564,941		(20,096)	161,466		(3,038)	726,407		(23,134)

	$874,468	$	(50,735)	$926,435	$	(226,304)	$1,800,903	$	(277,039)

LIFEWAY FOODS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2010 and 2009
and December 31, 2009

Note 5 – INVESTMENTS - Continued

Equities, Mutual Funds, Corporate Bonds and Government Agency Obligations - The Company’s investments in equity securities, mutual funds, corporate bonds and government agency obligations consist of investments in common stock, preferred stock and debt securities of companies in various industries.  The Company evaluated the near-term prospects of the issuer in relation to the severity and duration of the impairment. Based on that evaluation and the Company’s ability and intent to hold these investments for a reasonable period of time sufficient for a forecasted recovery of fair value, the Company does not consider any material investments to be other-than-temporarily impaired at March 31, 2010.

Preferred Securities - The Company’s investments in preferred securities consist of investments in preferred stock of companies in various industries.  The Company evaluated the continuing performance of the securities, the credit worthiness of the issuers as well as the near-term prospects of the security in relation to the severity and duration of the impairment. Based on that evaluation and the Company’s ability and intent to hold these investments for a reasonable period of time sufficient for a forecasted recovery of fair value, the Company does not consider any material investments to be other-than-temporarily impaired at March 31, 2010.

Note 6 – INVENTORIES

Inventories consist of the following:

	March 31,		December 31,
	2010	2009	2009
Finished goods	$1,287,500	$1,397,435	$1,101,885
Production supplies	1,571,096	1,661,817	1,367,457
Raw materials	1,011,229	582,496	827,634
Total inventories	$3,869,825	$3,641,748	$3,296,976

Note 7 – PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	March 31,		December 31
	2010	2009	2009
Land	$1,178,160	$969,232	$1,178,160
Buildings and improvements	10,684,220	9,569,074	10,380,393
Machinery and equipment	12,677,396	9,605,436	12,525,241
Vehicles	961,245	964,956	961,245
Office equipment	276,427	184,609	255,616
Construction in process	207,830	2,630,334	81,608
	25,985,278	23,923,641	25,382,263
Less accumulated depreciation	11,503,456	10,199,718	11,100,081
Total property and equipment	$14,481,822	$13,723,923	$14,282,182

Depreciation expense during the three months ended March 31, 2010 and 2009 and for the year ended December 31, 2009 was $403,375, $216,774, and $1,134,404 respectively.

LIFEWAY FOODS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2010 and 2009
and December 31, 2009

Note 8 – ACCRUED EXPENSES

Accrued expenses consist of the following:

	March 31,		December 31,
	2010	2009	2009
Accrued payroll and payroll taxes	$298,246	$181,384	$191,744
Accrued property tax	222,537	225,303	306,707
Other	116,480	80,031	115,893
	$637,263	$486,718	$614,344

Note 9 – NOTES PAYABLE

Notes payable consist of the following:

	March 31,		December 31,
	2010	2009	2009
Note payable to Amani Holding LLC, payable in quarterly installments of $262,500 plus interest at the floating prime rate per annum, secured by letter of credit. Paid in full in 2009.	—	$574,308	—

Note payable to Private Bank in monthly installments of $42,222, plus variable interest rate, currently at 2.756%, with a balloon payment of $5,066,667 due February 6, 2014. Collateralized by substantially all assets of the Company.	7,008,889	7,515,555	7,135,556

Line of credit with Private Bank at variable interest rate, currently at 2.781%, due on February 6, 2011. Collateralized by substantially all assets of the Company.	500,000	2,600,000	500,000

Line of credit with Morgan Stanley at variable interest rate, currently at 2.23%. Collateralized by investments.	2,484,522	1,933,527	2,468,151

Notes payable to Ilya Mandel & Michael Edelson, subordinated to Private Bank, payable in quarterly installments of $341,875, plus interest at the floating rate per annum (3.25% at March 31, 2010) due August 1, 2010, as amended and restated. Collateralized by a mortgage on specific real estate and shares of the Company’s common stock.	1,242,165	2,735,000	1,628,822
Total notes payable	11,235,576	15,358,000	11,732,529
Less current maturities	4,733,354	6,982,001	4,842,315
Total long-term portion	$6,502,222	$8,376,389	$6,890,214

LIFEWAY FOODS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2010 and 2009
and December 31, 2009

Note 9 – NOTES PAYABLE - Continued

Maturities of notes payables are as follows:

For the Period Ended March 31,

2011	$4,733,354
2012	506,667
2013	506,667
2014	5,488,888
Total	$11,235,576

Note 10 – PROVISION FOR INCOME TAXES

The provision for income taxes consists of the following:

			For the
	For the Three Months Ended		Year Ended
	March 31,		December 31,
	2010	2009	2009
Current:
Federal	$916,582	$610,611	$2,045,904
State and local	216,581	144,272	443,592
Total current	1,133,163	754,883	2,489,496
Deferred	(222,915)	8,549	389,754
Provision for income taxes	$910,248	$763,432	$2,879,250

A reconciliation of the provision for income taxes and the income tax computed at the statutory rate is as follows:

			For the
	For the Three Months Ended		Year Ended
	March 31,		December 31,
	2010	2009	2009
Federal income tax expense computed at the statutory rate	$910,838	$828,045	$2,872,644
State and local tax expense, net	128,589	116,900	405,550
Permanent differences	(129,179)	(181,513)	(178,160)
Tax credits and other	—	—	(220,784)
Provision for income taxes	$910,248	$763,432	$2,879,250

LIFEWAY FOODS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2010 and 2009
and December 31, 2009

Note 10 – PROVISION FOR INCOME TAXES - Continued

Amounts for deferred tax assets and liabilities are as follows:

	March 31,		December 31,
	2010	2009	2009
Non-current deferred tax assets (liabilities) arising from: Temporary differences -
Accumulated depreciation	$(2,069,955)	$(1,763,059)	$(2,129,680)
Purchase accounting adjustments	(1,585,334)		(1,652,000)
Capital loss carry-forwards	337,016		337,016
Total non-current net deferred tax liabilities	(3,318,273)	(1,763,059)	(3,444,664)
Current deferred tax assets arising from:
Unrealized (gains) losses on investments	(37,261)	458,320	7,288
Impairment of investments	59,003	204,537	59,003
Inventory	163,979	154,315	139,730
Allowance for doubtful accounts and discounts	117,710	45,435	45,435
Total current deferred tax assets	303,431	862,607	251,456
Net deferred tax liability	$(3,014,842)	$(900,452)	$(3,193,208)

Note 11 – SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for interest and income taxes are as follows:

	For the Three Months Ended		Year Ended
	March 31,		December 31,
	2010	2009	2009
Interest	$106,643	$74,743	$419,186
Income taxes	$301,100	$454,526	$3,432,228

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

As of December 31, 2009 and at March 31, 2010 and 2009, there were no stock options outstanding or exercisable.  There were approximately 940,000 shares available for issuance under the Plan at March 31, 2010.

On May 28, 2009, Lifeway’s Board of Directors approved awards of an aggregate amount of 18,000 shares to be awarded under its Employee and Consulting Services and Compensation Plan to certain key employees and consultants for services rendered to the Company.  The stock awards were made on May 28, 2009 and have vesting periods of one year. The expense for the awards is measured as of July 14, 2009 at $14.69 per share for 18,000 shares, or a total stock award expense of $264,420. This expense will be recognized as the stock awards vest in 12 equal portions of $22,035, or 1,500 shares per month for one year.

LIFEWAY FOODS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2010 and 2009
and December 31, 2009

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

LIFEWAY FOODS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2010 and 2009
and December 31, 2009

Note 13 – FAIR VALUE MEASUREMENTS - Continued

Disclosures concerning assets and liabilities measured at fair value are as follows:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance
Assets
Investment securities- available - for – sale March 31, 2010	$4,968,406	—	—	$4,968,406
December 31, 2009	4,392,125	—	—	4,392,125
March 31, 2009	4,286,451	—	—	4,286,451

Note 14 – RECENT ACCOUNTING PRONOUNCEMENTS

In June 2009, FASB issued FASB ASC 810, Consolidation. The objective of FASB ASC 810 is to improve financial reporting by enterprises involved with variable interest entities and to provide more relevant and reliable information to users of financial statements. FASB ASC 810 shall be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. The adoption of this standard did not have an impact on the Company’s financial position or results of operation.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Comparison of Quarter Ended March 31, 2010 to Quarter Ended March 31, 2009

The following analysis should be read in conjunction with the unaudited financial statements of the Company and related notes included elsewhere in this quarterly report and the audited financial statements and Management’s Discussion and Analysis contained in our Form 10-K, for the fiscal year ended December 31, 2009.

Results of Operations

Total consolidated group sales increased by $2,228,079 (approximately 16%) to $15,964,159 during the three month period ended March 31, 2010 from $13,736,080 during the same three month period in 2009.  This increase is primarily attributable to increased sales and awareness of Lifeway’s flagship line, Kefir.

Cost of goods sold as a percentage of sales, excluding depreciation expense, was approximately 54% during the first quarter of 2010, compared to approximately 58% during the same period in 2009. The decrease was primarily attributable to the decreased cost of conventional milk, our largest raw material.  Gross profit increased approximately 26% during the first quarter of  2010 compared with the same period in 2009.

Operating expenses as a percentage of sales were approximately 26% during the first quarter of 2010 compared to approximately 22% during the same period in 2009.   This increase was primarily attributable to the increase of  selling and marketing related expenses resulting from the Company’s advertising and marketing promotions.

Total operating income increased by $204,882 (approximately 8%) to $2,748,395 during the first quarter of 2009, from $2,543,513 during the same period in 2009.

Total other expenses for the first quarter of 2010 were $69,458 compared with total expenses of $232,615 during the same period in 2009.  This decrease in total other expenses is primarily attributable to a higher realized loss on the sale of investments during the first quarter 2009 compared to the same period in 2010.  Additionally, interest expense decreased by $58,441 to $95,941 during the first quarter of 2010 from $154,383 during the same period in 2009.  Investments are discussed in Note 5 of the Notes to Consolidated Financial Statements.

Total net income was $1,768,689 or $.11 per share for the three month period ended March 31, 2010 compared to $1,547,466 or $.09 per share in the same period in 2009.  This represents a 14% increase in net income for the first quarter of 2010 compared to the same period in 2009.

Liquidity and Capital Resources

Sources and Uses of Cash

Net cash provided by operating activities was $1,096,404 during the three months ended March 31, 2010 which is a decrease of $598,989 when compared to the same period in 2009.  This decrease is primarily attributable to the increase in accounts receivable of $590,352.

Net cash used in investing activities was $428,058 during the three months ended March 31, 2010 which is a decrease of $2,211,633 compared to the same period in 2009.  This decrease is primarily due to the Company’s acquisition of Fresh Made, Inc., net of cash acquired, during the first quarter of 2009, which was not included during the first quarter of 2010.

The Company had a net increase in cash and cash equivalents of $45,079 during the first quarter of 2010 compared to the same period in 2009.  The Company had cash and cash equivalents of $652,177 as of March 31, 2010 compared with cash and cash equivalents of $607,098 as of March 31, 2009.

Significant portions of our assets are held in investments. The majority of our investments are classified as available-for-sale on our balance sheet, while the mortgage-backed securities are classified as trading.  All of these securities are stated thereon at market value as of the end of the applicable period. Gains and losses on the portfolio are determined by the specific identification method.

We anticipate being able to fund the Company’s foreseeable liquidity requirements internally.

Assets and Liabilities

Total assets were $52,935,588 as of March 31, 2010, which is an increase of $1,465,745 when compared to December 31, 2009, and an increase of $4,108,377 when compared to March 31, 2009.  This is primarily due to the increase in the value of the Company’s property, plant and equipment to $14,481,822 as of March 31, 2010, which is an increase of $757,899 from March 31, 2009.

Total current liabilities were $9,020,702 as of March 31, 2010, which is an increase of $457,067 when compared to December 31, 2009.  This is primarily due a $352,627 increase in accounts payable during the first quarter 2010.  Total current liabilities decreased by $1,239,781 when compared to March 31, 2009.  This is primarily due the Company’s repayment of current notes payables of $2,248,647.

Long term notes payables decreased by $387,992 as of March 31, 2010, when compared to December 31, 2009 and decreased by $1,874,167 when compared to March 31, 2009.  The balance of the long term notes payable as of March 31, 2010 was $6,502,222.

Total stockholder’s equity was $34,094,391 as of March 31, 2010, which is an increase of $1,523,061 when compared to December 31, 2009.  This is primarily due the increase in retained earnings of $1,768,689 when compared to December 31, 2009.  Total stockholder’s equity increased by $5,667,111 when compared to March 31, 2009.  This is primarily due the increase in retained earnings by $5,790,925 as of March 31, 2010, when compared to March 31, 2009.

We anticipate being able to fund the Company’s foreseeable liquidity requirements internally. We continue to explore potential acquisition opportunities in our industry in order to boost sales while leveraging our distribution system to consolidate and lower costs.

Other Developments

On May 28, 2009, Lifeway’s Board of Directors approved awards of an aggregate amount of 18,000 shares to be awarded under its Employee and Consulting Services and Compensation Plan to certain key employees and consultants for services rendered to the Company.  The stock awards were made on May 28, 2009 and have vesting periods of one year. The expense for the awards is measured as of July 14, 2009 at $14.69 per share for 18,000 shares, or a total stock award expense of $264,420. This expense will be recognized as the stock awards vest in 12 equal portions of $22,035, or 1,500 shares per month for one year.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4T.    CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As of March 31, 2010, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial and Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our Chief Executive Officer and Chief Financial and Accounting Officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of March 31, 2010 in ensuring that information required to be disclosed by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified under the Exchange Act rules and forms due to the material weaknesses described in our Form 10-K filed on March 31, 2010.   As a result, we performed additional analysis and other post-closing procedures to ensure our consolidated financial statements were prepared in accordance with generally accepted accounting principles. Accordingly, management believes the consolidated financial statements included in this Form 10-Q fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented.

There was no change in our internal control over financial reporting during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS.

None.

ITEM 1A.    RISK FACTORS.

Not applicable.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

(c)           PURCHASES OF THE COMPANY’S SECURITIES

Period	(a) Total Numbers of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1, 2010 to January 31, 2010	11,561	12.13	11,561	88,439
February 1, 2010 to February 28, 2010	13,804	11.82	13,804	74,635
March 1, 2010 to March 31, 2010*	3,000	11.77	3,000	71,635
*Total	28,365	$11.91	28,365	71,635

The Company established a share repurchase program approved December 17, 2009 (for 100,000 shares with a plan expiration date of one year) and on May 7, 2010, the Company approved a new share repurchase program of up to 200,000 shares with a plan expiration date of one year from the date of the first purchase.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.    OTHER INFORMATION.

On May 17, 2010, the Company announced its financial results for the fiscal quarter ended March 31, 2010 and certain other information. A copy of the Company’s press release announcing these financial results and certain other information is attached as Exhibit 99.1 hereto. The information contained in Exhibit 99.1 hereto is being furnished, and should not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities imposed by that Section. The information contained in Exhibit 99.1 shall not be incorporated by reference into any registration statement or other document or filing under the Securities Act of 1933, as amended, except as may be expressly set forth in a specific filing. The press release filed as an exhibit to this report includes “safe harbor” language pursuant to the Private Securities Litigation Reform Act of 1995, as amended, indicating that certain statements about the Company’s business and other matters contained in the press release are “forward-looking.” The press release also cautions investors that “forward-looking” statements may be different from actual operating results. Finally, the press release states that a more thorough discussion of risks and uncertainties which may affect the Company’s operating results is included in the Company’s reports on file with the Securities and Exchange Commission.

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

31.1	Officer’s Certificate Pursuant to 15 U.S.C. 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Officer’s Certificate Pursuant to 15 U.S.C. 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Press Release dated May 17, 2010.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIFEWAY FOODS, INC.
(Registrant)

Date:	May 17, 2010	By:	/s/ Julie Smolyansky
Julie Smolyansky Chief Executive Officer, President and Director

Date:	May 17, 2010	By:	/s/ Edward P. Smolyansky
Edward P. Smolyansky Chief Financial and Accounting Officer and Treasurer

EXHIBIT INDEX

Exhibit Number	Description of Document

3.4	Amended and Restated By-laws (incorporated by reference to Exhibit No. 3.5 of Lifeway’s Current Report on Form 8-K dated and filed on December 10, 2002). (File No. 000-17363)

3.5
Articles of Incorporation, as amended and currently in effect (incorporated by reference to Exhibit 3.5 of Lifeway’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2000 and filed on August 8, 2000). (File No. 000-17363)

31.1	Officer’s Certificate Pursuant to 15 U.S.C. 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Officer’s Certificate Pursuant to 15 U.S.C. 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Press Release dated May 17, 2010.