Form 10-Q
period 2010-06-30
LIFEWAY FOODS INC
filed 2010-08-16
CIK 814586

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  June 30, 2010

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: 000-17363

LIFEWAY FOODS, INC.
(Exact Name of Registrant as Specified in its Charter)

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

As of June 30, 2010, the issuer had 16,657,478 shares of common stock, no par value, outstanding.

LIFEWAY FOODS, INC.
CONTENTS TO FORM 10-Q

LIFEWAY FOODS, INC. AND SUBSIDIARIES

 CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2010 AND 2009
AND DECEMBER 31, 2009

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

LIFEWAY FOODS, INC. AND SUBSIDIARIES
Consolidated Statements of Financial Condition
June 30, 2010 and 2009 (Unaudited) and December 31, 2009

	(Unaudited)
	June 30,		December 31,
	2010	2009	2009
ASSETS

Current assets
Cash and cash equivalents	$858,490	$582,766	$630,407
Investments	3,411,804	4,659,161	4,392,125
Certificates of deposits in financial institutions	550,000	—	652,005
Inventories	4,154,719	3,817,195	3,296,976
Accounts receivable, net of allowance for doubtful accounts and discounts	7,780,512	6,064,801	5,999,738
Prepaid expenses and other current assets	70,130	55,669	40,697
Other receivables	142,389	65,730	49,758
Deferred income taxes	389,249	638,372	251,456
Refundable income taxes	—	778,125	1,308,978
Total current assets	17,357,293	16,661,819	16,622,140

Property and equipment, net	14,890,327	13,793,929	14,282,182

Intangible assets
Goodwill and other non amortizable brand asset	13,806,091	13,806,091	13,806,091
Other intangible assets, net of accumulated amortization of $1,949,729 and $1,260,809 at June 30, 2010 and 2009 and $1,598,208 at December 31, 2009	5,907,909	6,596,829	6,259,430
Total intangible assets	19,714,000	20,402,920	20,065,521

Other assets	500,000	500,000	500,000

Total assets	$52,461,620	$51,358,668	$51,469,843

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Checks written in excess of bank balances	$847,374	$—	$342,976
Current maturities of notes payable	4,431,873	6,219,788	4,842,315
Accounts payable	2,259,236	2,024,313	2,764,000
Accrued expenses	531,553	617,662	614,344
Accrued income tax	604,323	—	—
Total current liabilities	8,674,359	8,861,763	8,563,635

Notes payable	6,397,780	7,907,847	6,890,214

Deferred income taxes	3,262,795	3,593,740	3,444,664
Total liabilities	18,334,934	20,363,350	18,898,513

Stockholders' equity
Common stock, no par value; 20,000,000 shares authorized; 17,273,776 shares issued;16,657,478 shares outstanding at June 30, 2010; 17,273,776 shares issued: 16,812,955 shares outstanding at June 30, 2009; 17,273,776 shares issued; 16,778,555 shares outstanding at December 31, 2009	6,509,267	6,509,267	6,509,267
Paid-in-capital	2,018,727	1,912,845	1,965,786
Treasury stock, at cost	(5,256,054)	(3,353,490)	(3,846,773)
Retained earnings	30,906,602	26,463,077	27,953,409
Accumulated other comprehensive loss, net of taxes	(51,856)	(536,381)	(10,359)
Total stockholders' equity	34,126,686	30,995,318	32,571,330

Total liabilities and stockholders' equity	$52,461,620	$51,358,668	$51,469,843

LIFEWAY FOODS, INC. AND SUBSIDIARIES
Consolidated Statements of Income and Comprehensive Income
For the Three and Six Months Ended June 30, 2010 and 2009 (Unaudited)
and for the Year Ended December 31, 2009

	(Unaudited)		(Unaudited)
	Three Months Ended		Six Months Ended		Year Ended
	June 30,		June 30,		December 31,
	2010	2009	2010	2009	2009

Sales	15,546,556	14,479,429	31,510,715	28,215,509	58,115,878

Cost of goods sold	9,273,872	7,978,110	17,892,871	16,102,691	36,083,553
Depreciation expense	281,220	353,654	684,595	570,428	1,134,404

Total cost of goods sold	9,555,092	8,331,764	18,577,466	16,673,119	37,217,957

Gross profit	5,991,464	6,147,665	12,933,249	11,542,390	20,897,921

Selling expenses	2,183,304	1,386,815	4,710,777	2,694,740	5,987,917
General and administrative	1,478,062	1,437,505	2,968,219	2,810,103	5,294,550
Amortization expense	175,761	168,698	351,521	339,388	676,786

Total Operating Expenses	3,837,127	2,993,018	8,030,517	5,844,231	11,959,253

Income from operations	2,154,337	3,154,647	4,902,732	5,698,159	8,938,668

Other income (expense):
Interest and dividend income	53,176	48,506	107,684	110,717	199,047
Rental Income	2,800	11,947	4,035	21,294	35,240
Interest expense	(80,164)	(110,090)	(176,106)	(264,473)	(442,703)
Loss on Disposition of Equipment	—	(2,825)	—	(2,825)	(2,826)
Gain (loss) on sale of marketable securities, net	84,043	53,638	54,784	(96,152)	(278,474)
Total other income (expense)	59,855	1,176	(9,603)	(231,439)	(489,716)

Income before provision for income taxes	2,214,192	3,155,823	4,893,129	5,466,720	8,448,952

Provision for income taxes	1,029,688	623,918	1,939,936	1,387,350	2,879,250

Net income	$1,184,504	$2,531,905	$2,953,193	$4,079,370	$5,569,702

Basic and diluted earnings per common share	0.07	0.15	0.18	0.24	0.33

Weighted average number of shares outstanding	16,701,539	16,823,691	16,731,549	16,823,691	16,798,164

COMPREHENSIVE INCOME

Net income	$1,184,504	$2,531,905	$2,953,193	$4,079,370	$5,569,702

Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on investments (net of tax)	(55,842)	338,409	(9,339)	(93,913)	325,086
Less reclassification adjustment for (gains) losses included in net income (net of taxes)	(49,333)	(31,486)	(32,158)	56,441	163,464

Comprehensive income	$1,079,329	$2,838,828	$2,911,696	$4,041,898	$6,058,252

LIFEWAY FOODS, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders' Equity
For the Six Months Ended June 30, 2010 and 2009 (Unaudited)
and for the Year Ended December 31, 2009

	Common Stock, No Par Value 20,000,000 Shares		# of Shares					Accumulated Other
	Authorized		of					Comprehensive
	# of Shares	# of Shares	Treasury	Common	Paid In	Treasury	Retained	Income (Loss),
	Issued	Outstanding	Stock	Stock	Capital	Stock	Earnings	Net of Tax	Total

Balances at December 31, 2008	17,273,776	16,724,467	549,309	$6,509,267	$1,202,009	$(3,302,025)	$22,383,707	$(498,909)	$26,294,049

Redemption of stock	—	(87,991)	87,991	—	—	(905,607)	—	—	(905,607)

Issuance of treasury stock for compensation	—	13,132	(13,132)	—	119,039	25,597	—	—	144,636

Issuance of treasury stock for Fresh Made acquisition	—	128,947	(128,947)	—	644,738	335,262	—	—	980,000

Other comprehensive income (loss):
Unrealized gains on securities, net of taxes and reclassification adjustment	—	—	—	—	—	—	—	488,550	488,550

Net income for the year ended December 31, 2009	—	—	—	—	—	—	5,569,702	—	5,569,702

Balances at December 31, 2009	17,273,776	16,778,555	495,221	$6,509,267	$1,965,786	$(3,846,773)	$27,953,409	$(10,359)	$32,571,330

Balances at January 1, 2009	17,273,776	16,724,467	549,309	$6,509,267	$1,202,009	$(3,302,025)	$22,383,707	$(498,909)	$26,294,049

Redemption of stock	—	(48,341)	48,341	—	—	(402,947)	—	—	(402,947)

Issuance of treasury stock for compensation	—	7,882	(7,882)	—	66,098	16,220	—	—	82,318

Issuance of treasury stock for Fresh Made acquisition	—	128,947	(128,947)	—	644,738	335,262	—	—	980,000

Other comprehensive income (loss):
Unrealized gains on securities, net of taxes and reclassification adjustment	—	—	—	—	—	—	—	(37,472)	(37,472)

Net income for the six months ended June 30, 2009	—	—	—	—	—	—	4,079,370	—	4,079,370

Balances at June 30, 2009	17,273,776	16,812,955	460,821	$6,509,267	$1,912,845	$(3,353,490)	$26,463,077	$(536,381)	$30,995,318

Balances at January 1, 2010	17,273,776	16,778,555	495,221	$6,509,267	$1,965,786	$(3,846,773)	$27,953,409	$(10,359)	$32,571,330

Redemption of stock	—	(129,841)	129,841	—	—	(1,418,657)	—	—	(1,418,657)

Issuance of treasury stock for compensation	—	8,764	(8,764)	—	52,941	9,376	—	—	62,317

Other comprehensive income (loss):
Unrealized gains on securities, net of taxes and reclassification adjustment	—	—	—	—	—	—	—	(41,497)	(41,497)

Net income for the six months ended June 30, 2010	—	—	—	—	—	—	2,953,193	—	2,953,193

Balances at June 30, 2010	17,273,776	16,657,478	616,298	$6,509,267	$2,018,727	$(5,256,054)	$30,906,602	$(51,856)	$34,126,686

LIFEWAY FOODS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2010 and 2009 (Unaudited)
and for the Year Ended December 31, 2009

	(Unaudited)
	June 30,		December 31,
	2010	2009	2009

Cash flows from operating activities:
Net income	$2,953,193	$4,079,370	$5,569,702
Adjustments to reconcile net income to net cash flows from operating activities, net of acquisition:
Depreciation and amortization	1,036,116	909,816	1,811,190
(Gain) Loss on sale of investments, net	(54,784)	96,152	278,474
Loss on disposition of assets	—	2,825	2,826
Deferred income taxes	(290,465)	179,796	389,754
Treasury stock issued for compensation	62,317	82,318	144,636
Decrease in allowance for doubtful accounts	—	—	(75,000)
(Increase) decrease in operating assets:
Accounts receivable	(1,780,774)	(752,978)	(612,915)
Other receivables	(92,631)	(25,416)	(7,758)
Inventories	(857,743)	(346,800)	173,419
Refundable income taxes	1,308,978	(435,205)	(475,635)
Prepaid expenses and other current assets	(29,433)	5,029	9,506
Increase (decrease) in operating liabilities:
Accounts payable	(504,764)	(440,911)	298,800
Accrued expenses	(82,791)	36,719	96,062
Accrued income taxes	604,323	—	—
Net cash provided by operating activities	2,271,542	3,390,715	7,603,061

Cash flows from investing activities:
Purchases of investments	(538,852)	(3,342,662)	(6,156,682)
Proceeds from sale of investments	1,502,724	4,127,666	6,928,321
Proceeds from redemption of certificates of deposit	102,545	—	—
Purchases of property and equipment	(1,292,741)	(714,052)	(1,766,280)
Acquisition of Fresh Made, net of cash acquired	—	(10,498,224)	(11,042,546)
Net cash used in investing activities	(226,324)	(10,427,272)	(12,037,187)

Cash flows from financing activities:
Proceeds of note payable	250,000	9,342,085	9,353,504
Checks written in excess of bank balances	504,398	—	342,976
Purchases of treasury stock	(1,418,657)	(402,947)	(905,607)
Repayment of notes payable	(1,152,876)	(1,597,063)	(4,003,588)
Net cash (used in) provided by in financing activities	(1,817,135)	7,342,075	4,787,285

Net increase in cash and cash equivalents	228,083	305,518	353,159

Cash and cash equivalents at the beginning of the period	630,407	277,248	277,248

Cash and cash equivalents at the end of the period	$858,490	$582,766	$630,407

LIFEWAY FOODS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2010 and 2009
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

LIFEWAY FOODS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2010 and 2009
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

Property and equipment
Property and equipment is stated at depreciated cost or fair value where depreciated cost is not recoverable.  Depreciation is computed using the straight-line method.  When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts, and any resulting gain or loss is recognized in income for the period.  The cost of maintenance and repairs is charged to income as incurred; significant renewals and betterments are capitalized.

Property and equipment is being depreciated over the following useful lives:

Category	Years
Buildings and improvements	31 and 39
Machinery and equipment	5 – 12
Office equipment	5 – 7
Vehicles	5

LIFEWAY FOODS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2010 and 2009
and December 31, 2009

Note 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – Continued

Intangible assets
The Company accounts for intangible assets at historical cost.  Intangible assets acquired in a business combination are recorded under the purchase method of accounting at their estimated fair values at the date of acquisition.  Goodwill represents the excess purchase price over the fair value of the net tangible and other intangible assets acquired.  Goodwill is not amortized, but is reviewed for impairment at least annually.  Brand assets represent the fair value of brands acquired.  Brand assets have an indefinite life and therefore are not amortized, rather are reviewed periodically for impairment.  The Company amortizes other intangible assets over their estimated useful lives, as disclosed in the table below.

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
June 30, 2010 and 2009
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

Subsequent to June 30, 2010, the IRS completed a review of the Company’s 2007 and 2008 federal tax return filings, resulting in a liability of approximately $220,000 being recognized as of June 30, 2010.  The Company’s policy for recording interest and penalties associated with audits is to record such items as a component of income before taxes. There were no such items during the periods covered in this report.

Treasury stock
Treasury stock is recorded using the cost method.

Advertising costs
The Company expenses advertising costs as incurred.  During the year ended December 31, 2009 and for the six months ended June 30, 2010 and 2009, approximately $1,689,540, $2,272,520 and $780,116 of such costs respectively, were expensed.

Earnings per common share
Earnings per common share were computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period.  For the six months ended June 30, 2010 and 2009 and for the year ended December 31, 2009, diluted and basic earnings per share were the same, as the effect of dilutive securities options outstanding was not significant.

Reclassification
Certain 2009 balance sheet amounts have been reclassified to conform to the 2010 presentation.

Note 3 – ACQUISITION

On February 6, 2009, we completed a Stock Purchase Agreement (the “Stock Agreement”) under which Lifeway purchased all of the issued and outstanding stock (the “Shares”) of Fresh Made, Inc., a Pennsylvania corporation (“Fresh”).  The consideration for the Shares was an aggregate of $8,048,000 in cash, a note in the principal amount of $2,735,000, due on August 1, 2010 as amended and restated, 128,948 shares of common stock of Lifeway valued at a total of $980,000 (“Lifeway’s Common Stock”), the cancellation of a loan in the principal amount of $265,000.  The issuance of Lifeway’s Common Stock was exempted from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

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

LIFEWAY FOODS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2010 and 2009
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

The following pro forma disclosures, including the effect of purchase accounting adjustments, depict the results of operations for the six months ended June 30, 2009 and the year ended December 31, 2009 as though the merger with Fresh had taken place as of January 1, 2009:

	For the Six Months Ended June 30, 2009	For the Year Ended December 31, 2009
Gross revenue	$29,331,092	$59,231,461

Net income	$4,128,139	$5,618,471

Earnings per share	$0.25	$0.33

Note 4 – INTANGIBLE ASSETS

Intangible assets, and the related accumulated amortization, consist of the following:

	June 30, 2010		June 30, 2009		December 31, 2009
	Cost	Accumulated Amortization	Cost	Accumulated Amortization	Cost	Accumulated Amortization
Recipes	$43,600	$43,600	$43,600	$43,600	$43,600	$43,600
Customer lists and other customer related intangibles	4,305,200	803,744	4,305,200	385,166	4,305,200	587,393
Lease acquisition	87,200	73,707	87,200	61,245	87,200	67,473
Other	6,638	6,638	6,638	6,638	6,638	6,638
Customer relationship	985,000	321,490	985,000	239,410	985,000	280,454
Contractual backlog	12,000	12,000	12,000	12,000	12,000	12,000
Trade names	1,980,000	517,000	1,980,000	385,000	1,980,000	451,000
Formula	438,000	171,550	438,000	127,750	438,000	149,650
	$7,857,638	$1,949,729	$7,857,638	$1,260,809	$7,857,638	$1,598,208

LIFEWAY FOODS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2010 and 2009
and December 31, 2009

Note 4 – INTANGIBLE ASSETS - Continued

Amortization expense is expected to be as follows for the 12 months ending June 30:

2011	$703,040
2012	690,583
2013	690,583
2014	676,958
2015	657,883
Thereafter	2,488,862
$5,907,909

Amortization expense during the six months ended June 30, 2010 and 2009 and for the year ended December 31, 2009 was $351,521, $339,388 and $676,786, respectively.

Note 5 – INVESTMENTS

The cost and fair value of investments classified as available for sale are as follows:

June 30, 2010	Cost	Unrealized Gains	Unrealized Losses		Fair Value

Equities	$653,068	$26,400	$	(117,892)	$561,576
Mutual Funds	206,961	3,056		(7,853)	202,164
Preferred Securities	272,629	6,650		(64,789)	214,490
Corporate Bonds	1,751,719	89,355		(30,140)	1,810,934
Government Agency Obligations	615,767	8,625		(1,752)	622,640
Total	$3,500,144	$134,086	$	(222,426)	$3,411,804

June 30, 2009	Cost	Unrealized Gains	Unrealized Losses		Fair Value

Equities	$1,536,976	$57,665	$	(178,926)	$1,415,715
Mutual Funds	617,082	842		(267,818)	350,106
Preferred Securities	680,527	14,361		(207,218)	487,670
Corporate Bonds	506,165	5,836		(7,781)	504,220
Government Agency Obligations	1,889,963	15,201		(3,714)	1,901,450
Total	$5,230,713	$93,905	$	(665,457)	$4,659,161

LIFEWAY FOODS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2010 and 2009
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

Proceeds from the sale of investments were $6,928,321, $1,605,269 and $4,127,666 during the year ended December 31, 2009 and for the six months ended June 30, 2010 and 2009, respectively.

Gross gains of $351,419, $120,850 and $235,408 and gross losses of $629,893, $66,066 and $331,562 were realized on these sales during the year ended December 31, 2009 and for the six months ended June 30, 2010 and 2009, respectively.

The following table shows the gross unrealized losses and fair value of the Company's investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2010 and 2009 and at December 31, 2009:

	Less Than 12 Months			12 Months or Greater		Total
June 30, 2010	Fair Value	Unrealized Losses		Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Equities	$58,222	$	(10,953)	$154,154	$(106,939)	$212,376	$	(117,892)
Mutual Funds	278		(4)	99,486	(7,849)	99,764		(7,853)
Preferred Securities	—		—	193,090	(64,789)	193,090		(64,789)
Corporate Bonds	499,285		(26,989)	181,076	(3,151)	680,361		(30,140)
Government Agency Obligations	—		—	84,775	(1,752)	84,775		(1,752)
	$557,785	$	(37,946)	$712,581	$(184,480)	$1,270,366		$(222,426)

LIFEWAY FOODS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2010 and 2009
and December 31, 2009

Note 5 – INVESTMENTS - Continued

	Less Than 12 Months			12 Months or Greater			Total
June 30, 2009	Fair Value	Unrealized Losses		Fair Value	Unrealized Losses		Fair Value	Unrealized Losses

Equities	$537,047	$	(113,772)	$270,700	$	(65,154)	$807,747	$	(178,926)
Mutual Funds	95,391		(33,238)	248,327		(234,580)	343,718		(267,818)
Preferred Securities	21,527		(3,368)	365,740		(203,850)	387,267		(207,218)
Corporate Bonds	—		—	212,531		(7,781)	212,531		(7,781)
Government Agency Obligations	—		—	202,046		(3,714)	202,046		(3,714)
	$653,965	$	(150,378)	$1,299,344		$(515,079)	$1,953,309	$	(665,457)

	Less Than 12 Months			12 Months or Greater			Total
December 31, 2009	Fair Value	Unrealized Losses		Fair Value	Unrealized Losses		Fair Value	Unrealized Losses

Equities	$128,959	$	(27,142)	$230,502	$	(101,405)	$359,461	$	(128,547)
Mutual Funds	1,694		(321)	131,870		(22,512)	133,564		(22,833)
Preferred Securities	—		—	278,202		(95,753)	278,202		(95,753)
Corporate Bonds	178,874		(3,176)	124,395		(3,596)	303,269		(6,772)
Government Agency Obligations	564,941		(20,096)	161,466		(3,038)	726,407		(23,134)
	$874,468	$	(50,735)	$926,435	$	(226,304)	$1,800,903	$	(277,039)

Equities, Mutual Funds, Corporate Bonds and Government Agency Obligations - The Company's investments in equity securities, mutual funds, corporate bonds and government agency obligations consist of investments in common stock, preferred stock and debt securities of companies in various industries.  The Company evaluated the near-term prospects of the issuer in relation to the severity and duration of the impairment. Based on that evaluation and the Company's ability and intent to hold these investments for a reasonable period of time sufficient for a forecasted recovery of fair value, the Company does not consider any material investments to be other-than-temporarily impaired at June 30, 2010.

Preferred Securities - The Company's investments in preferred securities consist of investments in preferred stock of companies in various industries.  The Company evaluated the continuing performance of the securities, the credit worthiness of the issuers as well as the near-term prospects of the security in relation to the severity and duration of the impairment. Based on that evaluation and the Company's ability and intent to hold these investments for a reasonable period of time sufficient for a forecasted recovery of fair value, the Company does not consider any material investments to be other-than-temporarily impaired at June 30, 2010.

LIFEWAY FOODS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2010 and 2009
and December 31, 2009

Note 6 – INVENTORIES

Inventories consist of the following:

	June 30,		December 31,
	2010	2009	2009
Finished goods	$1,405,538	$1,500,090	$1,101,885
Production supplies	1,657,546	1,704,240	1,367,457
Raw materials	1,091,635	612,865	827,634
Total inventories	$4,154,719	$3,817,195	$3,296,976

Note 7 – PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	June 30,		December 31
	2010	2009	2009
Land	$1,178,160	$1,178,160	$1,178,160
Buildings and improvements	11,051,821	9,769,348	10,380,393
Machinery and equipment	13,182,669	12,213,069	12,525,241
Vehicles	963,245	961,245	961,245
Office equipment	299,110	208,213	255,616
Construction in process	—	—	81,608
	26,675,005	24,330,035	25,382,263
Less accumulated depreciation	11,784,676	10,536,106	11,100,081
Total property and equipment	$14,890,327	$13,793,929	$14,282,182

Depreciation expense during the six months ended June 30, 2010 and 2009 and for the year ended December 31, 2009 was $684,595, $570,428, and $1,134,404 respectively.

Note 8 – ACCRUED EXPENSES

Accrued expenses consist of the following:

	June 30,		December 31,
	2010	2009	2009
Accrued payroll and payroll taxes	$161,175	$219,842	$191,744
Accrued property tax	299,254	300,446	306,707
Other	71,124	97,374	115,893
	$531,553	$617,662	$614,344

LIFEWAY FOODS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2010 and 2009
and December 31, 2009

Note 9 – NOTES PAYABLE

Notes payable consist of the following:

	June 30,		December 31
	2010	2009	2009

Note payable to Private Bank in monthly installments of $42,222, plus variable interest rate, currently at 2.756%, with a balloon payment of $5,066,667 due February 6, 2014. Collateralized by substantially all assets of the Company.	$6,904,444	$7,388,889	$7,135,556

Line of credit with Private Bank at variable interest rate, currently at 2.781%, due on February 6, 2011. Collateralized by substantially all assets of the Company.	750,000	2,400,000	500,000

Line of credit with Morgan Stanley at variable interest rate, currently at 2.23% due on demand. Collateralized by investments.	2,303,090	1,945,621	2,468,151

Notes payable to Ilya Mandel & Michael Edelson, subordinated to Private Bank, payable in quarterly installments of $341,875, plus interest at the floating rate per annum (3.25% at June 30, 2010) due August 1, 2010, as amended and restated. Collateralized by a mortgage on specific real estate and shares of the Company’s common stock.	872,119	2,393,125	1,628,822
Total notes payable	10,829,653	14,127,635	11,732,529
Less current maturities	4,431,873	6,219,788	4,842,315
Total long-term portion	$6,397,780	$7,907,847	$6,890,214

Maturities of notes payables are as follows:

For the Period Ended June 30,

2011	$4,431,873
2012	506,664
2013	506,664
2014	5,384,452
Total	$10,829,653

LIFEWAY FOODS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2010 and 2009
and December 31, 2009

Note 10 – PROVISION FOR INCOME TAXES

The provision for income taxes consists of the following:

			For the
	For the Six Months Ended		Year Ended
	June 30,		December 31,
	2010	2009	2009
Current:
Federal	$1,759,484	$974,423	$2,045,904
State and local	470,917	233,131	443,592
Total current	2,230,401	1,207,555	2,489,496
Deferred	(290,465)	179,796	389,754
Provision for income taxes	$1,939,936	$1,387,350	$2,879,250

A reconciliation of the provision for income taxes and the income tax computed at the statutory rate is as follows:

			For the
	For the Six Months Ended		Year Ended
	June 30,		December 31,
	2010	2009	2009
Federal income tax expense computed at the statutory rate	$1,663,664	$1,858,685	$2,872,644
State and local tax expense, net	234,870	262,403	405,550
Permanent differences	(92,868)	(733,738)	(178,160)
Tax credits and other	134,270	—	(220,784)
Provision for income taxes	$1,939,936	$1,387,350	$2,879,250

Amounts for deferred tax assets and liabilities are as follows:

	June 30,				December 31,
	2010		2009		2009
Non-current deferred tax assets (liabilities) arising from: Temporary differences -
Accumulated depreciation	$	(2,014,477)	$	(1,941,740)	$	(2,129,680)
Purchase accounting adjustments		(1,585,334)		(1,652,000)		(1,652,000)
Capital loss carry-forwards		337,016		—		337,016
Total non-current net deferred tax liabilities		(3,262,795)		(3,593,740)		(3,444,664)
Current deferred tax assets arising from:
Unrealized (gains) losses on investments		95,488		431,188		7,288
Impairment of investments		—		—		59,003
Inventory		176,051		161,749		139,730
Allowance for doubtful accounts and discounts		117,710		45,435		45,435
Total current deferred tax assets		389,249		638,372		251,456
Net deferred tax liability	$	(2,873,546)	$	(2,955,368)	$	(3,193,208)

LIFEWAY FOODS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2010 and 2009
and December 31, 2009

Note 11 – SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for interest and income taxes are as follows:

			For the
	For the Six Months Ended		Year Ended
	June 30,		December 31,
	2010	2009	2009
Interest	$211,836	$250,553	$419,186
Income taxes	$317,346	$1,563,750	$3,432,228

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

As of December 31, 2009 and at June 30, 2010 and 2009, there were no stock options outstanding or exercisable.  There were approximately 940,000 shares available for issuance under the Plan at June 30, 2010.

On May 28, 2009, Lifeway's Board of Directors approved awards of an aggregate amount of 18,000 shares to be awarded under its Employee and Consulting Services and Compensation Plan to certain key employees and consultants for services rendered to the Company.  The stock awards were made on May 28, 2009 and have vesting periods of one year. The expense for the awards is measured as of July 14, 2009 at $14.69 per share for 18,000 shares, or a total stock award expense of $264,420. This expense was recognized as the stock awards vested in 12 equal portions of $22,035, or 1,500 shares per month for one year.

On June 13, 2008, Lifeway's Board of Directors approved awards of an aggregate amount of 10,500 shares to be awarded under its Employee and Consulting Services and Compensation Plan to certain key employees and consultants for services rendered to the Company.  The stock awards were made on June 13, 2008 and had vesting periods of one year. The expense for the awards was measured as of July 1, 2008 at $11.87 per share for 10,500 shares, or a total stock award expense of $124,635. This expense was recognized as the stock awards vested in 12 equal portions of $10,386, or 875 shares per month for one year.

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

LIFEWAY FOODS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2010 and 2009
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

Disclosures concerning assets and liabilities measured at fair value are as follows:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance
Assets
Investment securities- available - for – sale June 30, 2010	$3,411,804	—	—	$3,411,804
December 31, 2009	$4,392,125	—	—	$4,392,125
June 30, 2009	$4,659,161	—	—	$4,659,161

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

Comparison of Quarter Ended June 30, 2010 to Quarter Ended June 30, 2009.

The following analysis should be read in conjunction with the unaudited financial statements of the Company and related notes included elsewhere in this quarterly report and the audited financial statements and Management’s Discussion and Analysis contained in our Form 10-K, for the fiscal year ended December 31, 2009, and in the Management’s Discussion and Analysis contained in our Form 10-Q, for the fiscal quarter ended March 31, 2010.

Results of Operations

Total consolidated group sales increased by $1,067,127 (approximately 7%) to $15,546,556 during the three month period ended June 30, 2010 from $14,479,429 during the three month period ended June 30, 2009.  This increase is primarily attributable to increased sales and awareness of Lifeway’s flagship line, Kefir, as well as ProBugs™ Organic Kefir for kids.

Cost of goods sold as a percentage of sales was approximately 61% during the second quarter 2010, compared to about 58% during the same period in 2009.  The increase was primarily attributable to the higher cost of conventional milk, our largest raw material, to more normalized levels.  The 2009 second quarter experienced some of the lowest prices for milk on record.  The cost of conventional milk was approximately 45% higher during the second quarter 2010 when compared to the second quarter 2009.  Gross profit decreased approximately 2% during the second quarter of 2010, when compared with the same period in 2009.

Operating expenses as a percentage of sales were approximately 25% during the second quarter of 2010 compared to approximately 21% during the same period in 2009.  This increase was primarily attributable to a $796,489 increase of selling and marketing related expenses resulting from the Company’s advertising and marketing promotions.  General and administrative expenses remained flat.

Total operating income decreased by $1,000,310 (approximately 32%) to $2,154,337 during the second quarter 2010, from $3,154,647 during the same period in 2009.

Interest expense during the second quarter 2010 decreased to $80,164 compared to interest expense of $110,090 during the same period a year ago.  This lower interest expense is primarily attributable to a reduction of principal in the note payable related to the February 6, 2009 Fresh Made acquisition.  Notes payable are discussed in Note 9 of the Notes to Consolidated Financial Statements.

Provision for income taxes was $1,029,688, or a 47% effective tax rate, for the 2010 second quarter compared with $623,918, or a 20% effective tax rate, during the same period in 2009.  In addition to the higher rate, the Company’s tax expense was higher due to disallowed research and development credits from 2007 and 2008 that resulted in $220,000 in additional taxes being accrued for during the 2010 second quarter.  Income taxes are discussed in Note 10 of the Notes to Consolidated Financial Statements.  The difference in rates was due to a lower level of permanent tax differences in relation to pre-tax net income.

Total net income was $1,184,504, or $0.07 per share, for the second quarter ended June 30, 2010 compared to $2,531,905, or $0.15 per share, for the same period in 2009. This represents a 53% decrease in net income from the second quarter 2010 when compared to the same period in 2009.

Results of Operations

Sales increased by $3,295,206, (approximately 12%) to $31,510,715 during the six month period ended June 30, 2010 from $28,215,509 during the same six-month period in 2009.  This increase is primarily attributable to increased sales and awareness of Lifeway’s flagship line, Kefir, as well as Lifeway’s kids Kefir drink, ProBugs®.

Cost of goods sold as a percentage of sales, excluding depreciation expense, was approximately 57% during the six month period ended June 30, 2010, as well as for the same period in 2009.

Operating expenses as a percentage of sales for Lifeway Foods were approximately 25% during the six-month period ended June 30, 2010, compared to 21% during the same period in 2009.  This increase was primarily attributable to the increase of selling and marketing related expenses resulting from the Company’s advertising and marketing promotions.

Total other expenses during the six-month period ending June 30, 2010 were $9,603, compared with total other expenses of $231,439 during the same period in 2009.  This decrease is primarily attributable to a higher interest expense in the year ago period related to the February 6, 2009 Fresh Made acquisition.  Interest expenses during the six-month period ending June 30, 2009 were $264,473, which includes approximately a $55,000 pre -payment penalty on one of Lifeway’s real estate mortgages related to the financing of the acquisition.  This pre-payment expense was a non recurring expense.

Provision for income taxes was $1,939,936, or a 40% effective tax rate, for the six months ended June 30, 2010 compared to $1,387,350, or a 25% effective tax rate, during the same period in 2009.  In addition to the higher rate, the Company’s tax expense was higher due to disallowed research and development credits from 2007 and 2008 that resulted in $220,000 in additional taxes being accrued for during the 2010 second quarter.  Income taxes are discussed in Note 10 of the Notes to Consolidated Financial Statements.  The difference in rates was due to a lower level of permanent tax differences in relation to pre-tax net income.

Total net income was $2,953,193, or $0.18 per share for the six-month period ended June 30, 2010 compared to $4,079,370, or $0.24 per share, for the same period in 2009.

Sources and Uses of Cash

On February 6, 2009, Lifeway entered into a Loan and Security Agreement with The Private Bank & Trust (the “Loan Agreement”) which provided for (i) a term loan to Lifeway in the principal amount of $7,600,000, due on February 6, 2014 (the Term Loan”) with annual interest rate equal to either the London Inter-Bank Offer Rate (“LIBOR”), plus 2.5% or the prime lending rate, and (ii) a revolving line of credit in the principal amount of $5,000,000 (the “Line of Credit,” together with the Term Loan, the “Loans”), which originally matured February 6, 2010.  The original maturity date was extended to February 6, 2011 on February 6, 2010 pursuant to a Third Modification Agreement as previously disclosed.  The Line of Credit has an annual interest rate equal to either LIBOR, plus 2.5% or the prime lending rate.  The Loans are secured by all of the assets of Lifeway, including a first mortgage on Lifeway’s real property located in Skokie, Illinois, Niles, Illinois and Morton Grove, Illinois.  A portion of the proceeds of the Loans was used to pay off previously existing mortgage loans.  At December 31, 2009, the Loans had a balance of $7,135,556, and $500,000, respectively.

Net cash provided by operating activities was $2,271,542 during the six months ended June 30, 2010, which is a decrease of $1,119,173 when compared to the same period in 2009.  This decrease is primarily attributable to the decrease in net income of $1,126,177.

Net cash used in investing activities was $226,324 during the six months ended June 30, 2010, which is a decrease of $10,200,948 when compared to the same period in 2009.  This decrease is primarily due to the Company’s 2009 acquisition of Fresh Made, net of cash acquired.  The Company purchased $1,292,741 worth of property, plant and equipment during the first six months of 2010 when compared to the purchase of $714,052 worth of property, plant in equipment during the same period in 2009.  This represents an increase of $578,689 in the purchase of equipment during the six months ended June 30, 2010, when compared to the same period in 2009.   The Company also repurchased 129,841 of its common stock at a cost of $1,418,657 during the six month period ending June 30, 2010.

Lifeway had a net increase in cash and cash equivalents of $228,083 during the six months ended June 30, 2010, compared to a net increase in cash and cash equivalents of $305,518 during the same period in 2009.  Lifeway had cash and cash equivalents at the end June 30, 2010 of $858,490, compared to cash and cash equivalents at the end June 30, 2009 of $582,766.

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

Assets and Liabilities

Total assets were $52,461,620 as of June 30, 2010, which is an increase of $991,777 when compared to December 31, 2009, and an increase of $1,102,952 when compared to June 30, 2009.  This is primarily due to the increase in the value of the Company’s property, plant and equipment was $14,890,327 as of June 30, 2010, which is an increase of $1,096,398 from June 30, 2009.

Total current liabilities were $8,674,359 as of June 30, 2010, which is an increase of $110,724 when compared to December 31, 2009.  This is primarily due a $604,323 increase in accrued income taxes during the first half of 2010.  Total current liabilities were $8,674,359 as of June 30, 2010, which is a decrease of $187,404 when compared to June 30, 2009.  This is primarily due the Company’s repayment of current notes payables of $1,787,915.

Long term notes payables decreased by $492,434 as of June 30, 2010, when compared to December 31, 2009.  Long term notes payables decreased by $1,510,067 as of June 30, 2010, when compared to June 30, 2009.  The balance of the long term notes payable as of June 30, 2010 was $6,397,780.

Total stockholder’s equity was $34,126,686 as of June 30, 2010, which is an increase of $1,555,356 when compared to December 31, 2009.  This is primarily due the increase in retained earnings of $2,953,193 as of June 30, 2010, when compared to December 31, 2009.  Total stockholder’s equity was $34,126,686 as of June 30, 2010, which is an increase of $3,131,368 when compared to June 30, 2009.  This is primarily due the increase in retained earnings by $4,443,525 as of June 30, 2010, when compared to June 30, 2009.

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

ITEM 4T.    CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As of June 30, 2010, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial and Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our Chief Executive Officer and Chief Financial and Accounting Officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of June 30, 2010 in ensuring that information required to be disclosed by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified under the Exchange Act rules and forms due to the material weaknesses described in our Form 10-K filed on March 31, 2010.   As a result, we performed additional analysis and other post-closing procedures to ensure our consolidated financial statements were prepared in accordance with generally accepted accounting principles. Accordingly, management believes the consolidated financial statements included in this Form 10-Q fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented.

There was no change in our internal control over financial reporting during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS.

None.

ITEM 1A.    RISK FACTORS.

Not applicable.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

(c)           PURCHASES OF THE COMPANY’S SECURITIES

Period	(a) Total Numbers of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 1, 2010 to April 30, 2010	38,388	11.25	38,388	33,247
May 1, 2010 to May 31, 2010	33,380	10.41	33,380	199,867
June 1, 2010 to June 30, 2010*	29,708	9.98	29,708	170,159
*Total	101,476	$10.60	101,476	170,159

The Company established a share repurchase program approved December 17, 2009 (for 100,000 shares with a plan expiration date of one year) and on May 7, 2010, the Company approved a new share repurchase program of up to 200,000 shares with a plan expiration date of one year from the date of the first purchase.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.    REMOVED AND RESERVED.

ITEM 5.    OTHER INFORMATION.

On August 16, 2010, the Company announced its financial results for the fiscal quarter ended June 30, 2010 and certain other information. A copy of the Company’s press release announcing these financial results and certain other information is attached as Exhibit 99.1 hereto. The information contained in Exhibit 99.1 hereto is being furnished, and should not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities imposed by that Section. The information contained in Exhibit 99.1 shall not be incorporated by reference into any registration statement or other document or filing under the Securities Act of 1933, as amended, except as may be expressly set forth in a specific filing. The press release filed as an exhibit to this report includes “safe harbor” language pursuant to the Private Securities Litigation Reform Act of 1995, as amended, indicating that certain statements about the Company’s business and other matters contained in the press release are “forward-looking.” The press release also cautions investors that “forward-looking” statements may be different from actual operating results. Finally, the press release states that a more thorough discussion of risks and uncertainties which may affect the Company’s operating results is included in the Company’s reports on file with the Securities and Exchange Commission.

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

4.1	Amended and Restated Non-Negotiable Promissory Note.

31.1	Officer’s Certificate Pursuant to 15 U.S.C. 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Officer’s Certificate Pursuant to 15 U.S.C. 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Press Release dated August 16, 2010.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIFEWAY FOODS, INC.
(Registrant)

Date: August 16, 2010	By:	/s/ Julie Smolyansky
Julie Smolyansky
Chief Executive Officer, President and Director

Date: August 16, 2010	By:	/s/ Edward P. Smolyansky
Edward P. Smolyansky
Chief Financial and Accounting Officer and Treasurer

EXHIBIT INDEX

Exhibit Number	Description of Document

3.4	Amended and Restated By-laws (incorporated by reference to Exhibit No. 3.5 of Lifeway’s Current Report on Form 8-K dated and filed on December 10, 2002). (File No. 000-17363)

3.5
Articles of Incorporation, as amended and currently in effect (incorporated by reference to Exhibit 3.5 of Lifeway’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2000 and filed on August 8, 2000). (File No. 000-17363)

4.1	Amended and Restated Non-Negotiable Promissory Note.

31.1	Officer’s Certificate Pursuant to 15 U.S.C. 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Officer’s Certificate Pursuant to 15 U.S.C. 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Press Release dated August 16, 2010.