Form 10-Q
period 2010-09-30
LIFEWAY FOODS INC
filed 2010-11-15
CIK 814586

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  September 30, 2010

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

As of September 30, 2010, the issuer had 16,597,749 shares of common stock, no par value, outstanding.

LIFEWAY FOODS, INC.
CONTENTS TO FORM 10-Q

PART I —	FINANCIAL INFORMATION	Page(s)

ITEM 1.	FINANCIAL STATEMENTS.	3

	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.	7

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.	20

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.	24

ITEM 4.	CONTROLS AND PROCEDURES.	24

PART II —	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.	25

ITEM 1A.	RISK FACTORS.	25

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.	25

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.
		25
ITEM 5.	OTHER INFORMATION.
		25
ITEM 6.	EXHIBITS.
		25

SIGNATURES		26

EXHIBIT INDEX		27

PART I – FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS.

LIFEWAY FOODS, INC. AND SUBSIDIARIES
Consolidated Statements of Financial Condition
September 30, 2010 and 2009 (Unaudited) and December 31, 2009

	(Unaudited)
	September 30,		December 31,
	2010	2009	2009
ASSETS

Current assets
Cash and cash equivalents	$849,657	$804,387	$630,407
Investments	3,488,502	4,321,337	4,392,125
Certificates of deposits in financial institutions	450,000	629,120	652,005
Inventories	4,509,153	4,106,631	3,296,976
Accounts receivable, net of allowance for doubtful accounts and discounts	7,795,659	7,311,856	5,999,738
Prepaid expenses and other current assets	37,120	45,565	40,697
Other receivables	62,290	37,715	49,758
Deferred income taxes	277,393	338,070	251,456
Refundable income taxes	–	26,276	1,308,978
Total current assets	17,469,774	17,620,957	16,622,140

Property and equipment, net	14,930,309	13,812,039	14,282,182

Intangible assets
Goodwill and other non amortizable brand asset	13,806,091	13,806,091	13,806,091
Other intangible assets, net of accumulated amortization of $2,125,489 and $1,429,509 at September 30, 2010 and 2009 and $1,598,208 at December 31, 2009	5,732,149	6,428,129	6,259,430
Total intangible assets	19,538,240	20,234,220	20,065,521

Other assets	500,000	500,000	500,000

Total assets	$52,438,323	$52,167,216	$51,469,843

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Checks written in excess of bank balances	$1,002,101	$–	$342,976
Current maturities of notes payable	3,608,978	6,231,204	4,842,315
Accounts payable	2,708,534	2,180,297	2,764,000
Accrued expenses	739,982	683,685	614,344
Accrued income tax	567,926	–	–
Total current liabilities	8,627,521	9,095,186	8,563,635

Notes payable	6,197,778	7,400,573	6,890,214

Deferred income taxes	3,120,432	3,662,273	3,444,664
Total liabilities	17,945,731	20,158,032	18,898,513

Stockholders' equity
Common stock, no par value; 20,000,000 shares authorized; 17,273,776 shares issued;16,597,749 shares outstanding at September 30, 2010; 17,273,776 shares issued: 16,775,930 shares outstanding at September 30, 2009; 17,273,776 shares issued; 16,778,555 shares outstanding at December 31, 2009	6,509,267	6,509,267	6,509,267
Paid-in-capital	2,018,727	1,939,316	1,965,786
Treasury stock, at cost	(5,897,308)	(3,851,462)	(3,846,773)
Retained earnings	31,811,438	27,833,816	27,953,409
Accumulated other comprehensive income (loss), net of taxes	50,468	(421,753)	(10,359)
Total stockholders' equity	34,492,592	32,009,184	32,571,330

Total liabilities and stockholders' equity	$52,438,323	$52,167,216	$51,469,843

See accompanying notes to financial statements

LIFEWAY FOODS, INC. AND SUBSIDIARIES
Consolidated Statements of Income and Comprehensive Income
For the Three and Nine Months Ended September 30, 2010 and 2009 (Unaudited)
and for the Year Ended December 31, 2009

	(Unaudited)		(Unaudited)
	Three Months Ended		Nine Months Ended		Year Ended
	September 30,		September 30,		December 31,
	2010	2009	2010	2009	2009

Sales	15,908,784	15,433,876	47,419,499	43,649,383	58,115,878

Cost of goods sold	9,837,171	8,892,088	27,730,041	24,994,778	36,083,553
Depreciation expense	349,017	288,613	1,033,612	859,044	1,134,404

Total cost of goods sold	10,186,188	9,180,701	28,763,653	25,853,822	37,217,957

Gross profit	5,722,596	6,253,175	18,655,846	17,795,561	20,897,921

Selling expenses	2,308,740	1,231,216	7,019,517	3,176,162	5,987,917
General and administrative	1,329,803	1,613,828	4,298,024	5,173,724	5,294,550
Amortization expense	175,760	168,699	527,280	508,086	676,786

Total Operating Expenses	3,814,303	3,013,743	11,844,821	8,857,972	11,959,253

Income from operations	1,908,293	3,239,432	6,811,025	8,937,589	8,938,668

Other income (expense):
Interest and dividend income	97,697	34,180	205,381	144,899	199,047
Rental Income	4,050	12,047	8,085	33,340	35,240
Interest expense	(86,167)	(99,864)	(262,274)	(364,337)	(442,703)
Loss on Disposition of Equipment	–	–	–	(2,825)	(2,826)
Gain (loss) on sale of marketable
securities, net	(1,687)	(178,143)	53,097	(274,296)	(278,474)
Total other income (expense)	13,893	(231,780)	4,289	(463,219)	(489,716)

Income before provision for
income taxes	1,922,186	3,007,652	6,815,314	8,474,370	8,448,952

Provision for income taxes	1,017,349	1,636,911	2,957,285	3,024,261	2,879,250

Net income	$904,837	$1,370,741	$3,858,029	$5,450,109	$5,569,702

Basic and diluted earnings
per common share	0.05	0.08	0.23	0.32	0.33

Weighted average number of
shares outstanding	16,625,414	16,798,623	16,695,782	16,799,134	16,798,164

COMPREHENSIVE INCOME

Net income	$904,837	$1,370,741	$3,858,029	$5,450,109	$5,569,702

Other comprehensive income
(loss), net of tax:
Unrealized gains (losses) on
investments (net of tax)	101,334	114,628	91,995	326,060	325,086
Less reclassification adjustment
for (gains) losses included in
net income (net of taxes)	990	104,609	(31,168)	161,071	163,464

Comprehensive income	$1,007,161	$1,589,978	$3,918,856	$5,937,240	$6,058,252

See accompanying notes to financial statements

LIFEWAY FOODS, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders' Equity
For the Nine Months Ended September 30, 2010 and 2009 (Unaudited)
and for the Year Ended December 31, 2009

	Common Stock, No Par Value							Accumulated
	20,000,000 Shares		# of Shares					Other
	Authorized		of					Comprehensive
	# of Shares	# of Shares	Treasury	Common	Paid In	Treasury	Retained	Income (Loss),
	Issued	Outstanding	Stock	Stock	Capital	Stock	Earnings	Net of Tax	Total

Balances at December 31, 2008	17,273,776	16,724,467	549,309	$6,509,267	$1,202,009	$(3,302,025)	$22,383,707	$(498,909)	$26,294,049

Redemption of stock	–	(87,991)	87,991	–	–	(905,607)	–	–	(905,607)

Issuance of treasury stock for compensation	–	13,132	(13,132)	–	119,039	25,597	–	–	144,636

Issuance of treasury stock for Fresh Made acquisition	–	128,947	(128,947)	–	644,738	335,262	–	–	980,000

Other comprehensive income (loss): Unrealized gains on securities, net of taxes and reclassification adjustment	–	–	–	–	–	–	–	488,550	488,550

Net income for the year ended
December 31, 2009	–	–	–	–	–	–	5,569,702	–	5,569,702

Balances at December 31, 2009	17,273,776	16,778,555	495,221	$6,509,267	$1,965,786	$(3,846,773)	$27,953,409	$(10,359)	$32,571,330

Balances at January 1, 2009	17,273,776	16,724,467	549,309	$6,509,267	$1,202,009	$(3,302,025)	$22,383,707	$(498,909)	$26,294,049

Redemption of stock	–	(87,991)	87,991	–	–	(905,607)	–	–	(905,607)

Issuance of treasury stock for compensation	–	10,507	(10,507)	–	92,569	20,908	–	–	113,477

Issuance of treasury stock for Fresh Made acquisition	–	128,947	(128,947)	–	644,738	335,262	–	–	980,000

Other comprehensive income (loss): Unrealized gains on securities, net of taxes and reclassification adjustment	–	–	–	–	–	–	–	77,156	77,156

Net income for the nine months ended September 30, 2009	–	–	–	–	–	–	5,450,109	–	5,450,109

Balances at September 30, 2009	17,273,776	16,775,930	497,846	$6,509,267	$1,939,316	$(3,851,462)	$27,833,816	$(421,753)	$32,009,184

Balances at January 1, 2010	17,273,776	16,778,555	495,221	$6,509,267	$1,965,786	$(3,846,773)	$27,953,409	$(10,359)	$32,571,330

Redemption of stock	–	(191,306)	191,306	–	–	(2,059,911)	–	–	(2,059,911)

Issuance of treasury stock for compensation	–	10,500	(10,500)	–	52,941	9,376	–	–	62,317

Other comprehensive income (loss): Unrealized gains on securities, net of taxes and reclassification adjustment	–	–	–	–	–	–	---	60,827	60,827

Net income for the nine months ended September 30, 2010	–	–	–	–	–	–	3,858,029	---	3,858,029

Balances at September 30, 2010	17,273,776	16,597,749	676,027	$6,509,267	$2,018,727	$(5,897,308)	$31,811,438	$50,468	$34,492,592

See accompanying notes to financial statements

LIFEWAY FOODS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2010 and 2009 (Unaudited)
and for the Year Ended December 31, 2009

	(Unaudited)
	September 30,		December 31,
	2010	2009	2009

Cash flows from operating activities:
Net income	$3,858,029	$5,450,109	$5,569,702
Adjustments to reconcile net income to net
cash flows from operating activities, net of acquisition:
Depreciation and amortization	1,560,893	1,367,130	1,811,190
(Gain) Loss on sale of investments, net	(53,097)	274,296	278,474
Loss on disposition of assets	–	2,825	2,826
Deferred income taxes	(392,966)	236,063	389,754
Treasury stock issued for compensation	62,318	113,477	144,636
Decrease in allowance for doubtful accounts	–	–	(75,000)
(Increase) decrease in operating assets:
Accounts receivable	(1,795,921)	(2,000,033)	(612,915)
Other receivables	(12,532)	2,599	(7,758)
Inventories	(1,212,177)	(636,236)	173,419
Refundable income taxes	1,308,978	807,067	(475,635)
Prepaid expenses and other current assets	3,577	4,660	9,506
Increase (decrease) in operating liabilities:
Accounts payable	(55,466)	(284,927)	298,800
Accrued expenses	125,638	167,114	96,062
Accrued income taxes	567,926	–	–
Net cash provided by operating activities	3,965,200	5,504,144	7,603,061

Cash flows from investing activities:
Purchases of investments	(1,809,171)	(6,050,202)	(6,156,682)
Proceeds from sale of investments	2,868,975	6,792,962	6,928,321
Proceeds from redemption of certificates of deposit	202,545	–	–
Purchases of property and equipment	(1,681,740)	(1,020,776)	(1,766,280)
Acquisition of Fresh Made, net of cash acquired	–	(3,442,546)	(11,042,546)
Net cash used in investing activities	(419,391)	(3,720,562)	(12,037,187)

Cash flows from financing activities:
Proceeds of note payable	250,000	1,753,504	9,353,504
Checks written in excess of bank balances	659,125	–	342,976
Purchases of treasury stock	(2,059,911)	(905,607)	(905,607)
Repayment of notes payable	(2,175,773)	(2,104,340)	(4,003,588)
Net cash (used in) provided by in financing activities	(3,326,559)	(1,256,443)	4,787,285

Net increase in cash and cash equivalents	219,250	527,139	353,159

Cash and cash equivalents at the beginning of the period	630,407	277,248	277,248

Cash and cash equivalents at the end of the period	$849,657	$804,387	$630,407

See accompanying notes to financial statements

LIFEWAY FOODS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2010 and 2009
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
September 30, 2010 and 2009
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
September 30, 2010 and 2009
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
September 30, 2010 and 2009
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

During the three months ended September 30, 2010, the IRS completed a review of the Company’s 2007 and 2008 federal tax return filings, resulting in a liability of approximately $220,000 being recognized as of September 30, 2010.  The Company’s policy for recording interest and penalties associated with audits is to record such items as a component of income before taxes. There were no such items during the periods covered in this report.

Treasury stock
Treasury stock is recorded using the cost method.

Advertising costs
The Company expenses advertising costs as incurred.  During the year ended December 31, 2009 and for the nine months ended September 30, 2010 and 2009, approximately $1,689,540, $3,377,757 and $1,288,844 of such costs respectively, were expensed.

Earnings per common share
Earnings per common share were computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period.  For the nine months ended September 30, 2010 and 2009 and for the year ended December 31, 2009, diluted and basic earnings per share were the same, as the effect of dilutive securities options outstanding was not significant.

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
September 30, 2010 and 2009
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

The following pro forma disclosures, including the effect of purchase accounting adjustments, depict the results of operations for the nine months ended September 30, 2009 and the year ended December 31, 2009 as though the merger with Fresh had taken place as of January 1, 2009:

	For the Nine Months Ended September 30, 2009	For the Year Ended December 31, 2009
Gross revenue	$44,764,966	$59,231,461

Net income	$5,498,878	$5,618,471

Earnings per share	$0.33	$0.33

Note 4 – INTANGIBLE ASSETS

Intangible assets, and the related accumulated amortization, consist of the following:

	September 30, 2010		September 30, 2009		December 31, 2009
	Cost	Accumulated Amortization	Cost	Accumulated Amortization	Cost	Accumulated Amortization
Recipes	$43,600	$43,600	$43,600	$43,600	$43,600	$43,600
Customer lists and other customer related intangibles	4,305,200	911,919	4,305,200	486,280	4,305,200	587,393
Lease acquisition	87,200	76,824	87,200	64,359	87,200	67,473
Other	6,638	6,638	6,638	6,638	6,638	6,638
Customer relationship	985,000	342,008	985,000	259,932	985,000	280,454
Contractual backlog	12,000	12,000	12,000	12,000	12,000	12,000
Trade names	1,980,000	550,000	1,980,000	418,000	1,980,000	451,000
Formula	438,000	182,500	438,000	138,700	438,000	149,650
	$7,857,638	$2,125,489	$7,857,638	$1,429,509	$7,857,638	$1,598,208

LIFEWAY FOODS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2010 and 2009
and December 31, 2009

Note 4 – INTANGIBLE ASSETS - Continued

Amortization expense is expected to be as follows for the 12 months ending September 30:

2011	700,964
2012	685,133
2013	657,883
2014	657,883
2015	657,883
Thereafter	2,372,403
$5,732,149

Amortization expense during the nine months ended September 30, 2010 and 2009 and for the year ended December 31, 2009 was $527,281, $508,086 and $676,786, respectively.

Note 5 – INVESTMENTS

The cost and fair value of investments classified as available for sale are as follows:

September 30, 2010	Cost	Unrealized Gains	Unrealized Losses	Fair Value

Equities	$689,639	$27,867	$(55,041)	$662,465
Mutual Funds	96,537	6,323	(1,014)	101,846
Preferred Securities	243,264	10,020	(11,764)	241,520
Corporate Bonds	2,313,081	127,867	(19,777)	2,421,171
Government Agency Obligations	60,005	1,495	–	61,500
Total	$3,402,526	$173,572	$(87,596)	$3,488,502

September 30, 2009	Cost	Unrealized Gains	Unrealized Losses	Fair Value

Equities	$1,383,083	$127,024	$(137,790)	$1,372,317
Mutual Funds	178,166	2,018	(25,885)	154,299
Preferred Securities	388,705	7,080	(135,301)	260,484
Corporate Bonds	1,559,094	48,181	(9,246)	1,598,029
Government Agency Obligations	933,760	9212	(6,764)	936,208
Total	$4,442,808	$193,515	$(314,986)	$4,321,337

LIFEWAY FOODS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2010 and 2009
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

Proceeds from the sale of investments were $6,928,321, $2,868,975 and $6,792,962 during the year ended December 31, 2009 and for the nine months ended September 30, 2010 and 2009, respectively.

Gross gains of $351,419, $245,890 and $346,407 and gross losses of $629,893, $193,333 and $620,702 were realized on these sales during the year ended December 31, 2009 and for the nine months ended September 30, 2010 and 2009, respectively.

The following table shows the gross unrealized losses and fair value of the Company's investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2010 and 2009 and at December 31, 2009:

	Less Than 12 Months		12 Months or Greater		Total
September 30, 2010	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Equities	$59,879	$(5,726)	$79,962	$(49,315)	$139,841	$(55,041)
Mutual Funds	–	–	17,970	(1,014)	17,970	(1,014)
Preferred Securities	–	–	216,750	(11,764)	216,750	(11,764)
Corporate Bonds	625,104	(17,357)	176,352	(2,420)	801,456	(19,777)
Government Agency Obligations	–	–	–	–	–	–
	$684,983	$(23,083)	$491,034	$(64,513)	$1,176,017	$(87,596)

LIFEWAY FOODS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2010 and 2009
and December 31, 2009

Note 5 – INVESTMENTS - Continued

	Less Than 12 Months		12 Months or Greater		Total
September 30, 2009	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Equities	$304,784	$(82,750)	$87,596	$(55,040)	$392,380	$(137,790)
Mutual Funds	86,194	(17,854)	39,061	(8,031)	125,255	(25,885)
Preferred Securities	3,264	(1,101)	235,390	(134,200)	238,654	(135,301)
Corporate Bonds	409,307	(6,405)	101,403	(2,841)	510,710	(9,246)
Government Agency Obligations	259,936	(5,085)	76,297	(1,679)	336,233	(6,764)
	$1,063,485	$(113,195)	$539,747	$(201,791)	$1,603,232	$(314,986)

	Less Than 12 Months		12 Months or Greater		Total
December 31, 2009	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Equities	$128,959	$(27,142)	$230,502	$(101,405)	$359,461	$(128,547)
Mutual Funds	1,694	(321)	131,870	(22,512)	133,564	(22,833)
Preferred Securities	–	–	278,202	(95,753)	278,202	(95,753)
Corporate Bonds	178,874	(3,176)	124,395	(3,596)	303,269	(6,772)
Government Agency Obligations	564,941	(20,096)	161,466	(3,038)	726,407	(23,134)
	$874,468	$(50,735)	$926,435	$(226,304)	$1,800,903	$(277,039)

Equities, Mutual Funds, Corporate Bonds and Government Agency Obligations - The Company's investments in equity securities, mutual funds, corporate bonds and government agency obligations consist of investments in common stock, preferred stock and debt securities of companies in various industries.  The Company evaluated the near-term prospects of the issuer in relation to the severity and duration of the impairment. Based on that evaluation and the Company's ability and intent to hold these investments for a reasonable period of time sufficient for a forecasted recovery of fair value, the Company does not consider any material investments to be other-than-temporarily impaired at September 30, 2010.

Preferred Securities - The Company's investments in preferred securities consist of investments in preferred stock of companies in various industries.  The Company evaluated the continuing performance of the securities, the credit worthiness of the issuers as well as the near-term prospects of the security in relation to the severity and duration of the impairment. Based on that evaluation and the Company's ability and intent to hold these investments for a reasonable period of time sufficient for a forecasted recovery of fair value, the Company does not consider any material investments to be other-than-temporarily impaired at September 30, 2010.

LIFEWAY FOODS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2010 and 2009
and December 31, 2009

Note 6 – INVENTORIES

Inventories consist of the following:

	September 30,		December 31,
	2010	2009	2009
Finished goods	$1,523,234	$1,626,092	$1,101,885
Production supplies	1,745,308	1,718,779	1,367,457
Raw materials	1,240,611	761,760	827,634
Total inventories	$4,509,153	$4,106,631	$3,296,976

Note 7 – PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	September 30,		December 31
	2010	2009	2009
Land	$1,178,160	$1,178,160	$1,178,160
Buildings and improvements	11,219,047	9,967,295	10,380,393
Machinery and equipment	13,256,649	12,292,030	12,525,241
Vehicles	976,745	961,245	961,245
Office equipment	299,823	238,029	255,616
Construction in process	133,579	–	81,608
	27,064,003	24,636,759	25,382,263
Less accumulated depreciation	12,133,694	10,824,720	11,100,081
Total property and equipment	$14,930,309	$13,812,039	$14,282,182

Depreciation expense during the nine months ended September 30, 2010 and 2009 and for the year ended December 31, 2009 was $1,033,611, $859,044, and $1,134,404 respectively.

Note 8 – ACCRUED EXPENSES

Accrued expenses consist of the following:

	September 30,		December 31,
	2010	2009	2009
Accrued payroll and payroll taxes	$303,436	$234,269	$191,744
Accrued property tax	375,972	376,840	306,707
Other	60,574	72,576	115,893
	$739,982	$683,685	$614,344

LIFEWAY FOODS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2010 and 2009
and December 31, 2009

 Note 9 – NOTES PAYABLE

Notes payable consist of the following:

	September 30,		December 31
	2010	2009	2009

Note payable to Private Bank in monthly installments of $42,222, plus variable interest rate, currently at 2.756%, with a balloon payment of $5,066,667 due February 6, 2014. Collateralized by substantially all assets of the Company.	$6,735,556	$7,262,222	$7,135,556

Line of credit with Private Bank at variable interest rate, currently at 2.781%, due on February 6, 2011. Collateralized by substantially all assets of the Company.	750,000	2,400,000	500,000

Line of credit with Morgan Stanley at variable interest rate, currently at 2.23% due on demand. Collateralized by investments with a fair value of $3,488,502 at September 30, 2010.	2,321,200	1,957,040	2,468,151

Notes payable to Ilya Mandel & Michael Edelson, subordinated to Private Bank, payable in quarterly installments of $341,875, plus interest at the floating rate per annum (3.25% at September 30, 2010). This balance was paid in full during August 2010.	–	2,012,515	1,628,822
Total notes payable	9,806,756	13,631,777	11,732,529
Less current maturities	3,608,978	6,231,204	4,842,315
Total long-term portion	$6,197,778	$7,400,573	$6,890,214

Maturities of notes payables are as follows:

For the Period Ended September 30,

2011	$3,608,978
2012	506,664
2013	506,664
2014	5,184,440
Total	$9,806,756

LIFEWAY FOODS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2010 and 2009
and December 31, 2009

Note 10 – PROVISION FOR INCOME TAXES

The provision for income taxes consists of the following:

			For the
	For the Nine Months Ended		Year Ended
	September 30,		December 31,
	2010	2009	2009
Current:
Federal	$2,489,227	$2,293,323	$2,045,904
State and local	861,024	494,875	443,592
Total current	3,350,251	2,788,198	2,489,496
Deferred	(392,966)	236,063	389,754
Provision for income taxes	$2,957,285	$3,024,261	$2,879,250

A reconciliation of the provision for income taxes and the income tax computed at the statutory rate is as follows:

			For the
	For the Nine Months Ended		Year Ended
	September 30,		December 31,
	2010	2009	2009
Federal income tax expense computed at the statutory rate	$2,317,207	$2,881,286	$2,872,644
State and local tax expense, net	327,135	406,770	405,550
Permanent differences	312,943	(263,795)	(178,160)
Tax credits and other	–	–	(220,784)
Provision for income taxes	$2,957,285	$3,024,261	$2,879,250

Amounts for deferred tax assets and liabilities are as follows:

	September 30,		December 31,
	2010	2009	2009
Non-current deferred tax assets (liabilities) arising from: Temporary differences -
Accumulated depreciation	$(1,872,114)	$(2,010,273)	$(2,129,680)
Purchase accounting adjustments	(1,585,334)	(1,652,000)	(1,652,000)
Capital loss carry-forwards	337,016	—	337,016
Total non-current net deferred tax liabilities	(3,120,432)	(3,662,273)	(3,444,664)
Current deferred tax assets arising from:
Unrealized (gains) losses on investments	(35,509)	59,619	7,288
Impairment of investments	4,234	59,003	59,003
Inventory	190,958	174,013	139,730
Allowance for doubtful accounts and discounts	117,710	45,435	45,435
Total current deferred tax assets	277,393	338,070	251,456
Net deferred tax liability	$(2,843,039)	$(3,324,203)	$(3,193,208)

LIFEWAY FOODS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2010 and 2009
and December 31, 2009

Note 11 – SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for interest and income taxes are as follows:

	For the Nine Months Ended		For the Year Ended
	September 30,		December 31,
	2010	2009	2009
Interest	$314,578	$330,095	$419,186
Income taxes	$1,479,092	$2,458,149	$3,432,228

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

As of December 31, 2009 and at September 30, 2010 and 2009, there were no stock options outstanding or exercisable.  There were approximately 940,000 shares available for issuance under the Plan at September 30, 2010.

On May 28, 2009, Lifeway's Board of Directors approved awards of an aggregate amount of 18,000 shares to be awarded under its Employee and Consulting Services and Compensation Plan to certain key employees and consultants for services rendered to the Company.  The stock awards were made on May 28, 2009 and have vesting periods of one year. The expense for the awards is measured as of July 14, 2009 at $14.69 per share for 18,000 shares, or a total stock award expense of $264,420. This expense was recognized as the stock awards vested in 12 equal portions of $22,035, or 1500 shares per month for one year.

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
September 30, 2010 and 2009
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

Disclosures concerning assets and liabilities measured at fair value are as follows:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance
Assets
Investment securities- available - for – sale September 30, 2010	$3,488,502	–	–	$3,488,502
December 31, 2009	$4,392,125	–	–	$4,392,125
September 30, 2009	$4,321,337	–	–	$4,321,337

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

Note 15 – SUBSEQUENT EVENTS

On October 20, 2010, the Company completed the acquisition of the assets of First Juice, Inc., a producer of organic fruit and vegetable juice beverages designed for children, for a purchase price of approximately $271,000.  The acquisition was consummated to expand the Company’s presence in the children’s market, increase distribution channels for existing Lifeway products, and increase diversification of the Company’s products.  Assets acquired included all recipes, customer lists, trademarks, and other related intellectual property.  No liabilities were assumed through this acquisition.  Net sales of First Juice, Inc. (unaudited) were approximately $290,000 for the three months ended September 30, 2010, $910,000 for the nine months ended September 30, 2010, and $1,720,000 for the year ended December 31, 2009.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION.
Comparison of Quarter Ended September 30, 2010 to Quarter Ended September 30, 2009

The following analysis should be read in conjunction with the unaudited financial statements of the Company and related notes included elsewhere in this quarterly report and the audited financial statements and Management’s Discussion and Analysis contained in our Form 10-K, for the fiscal year ended December 31, 2009, and in the Management’s Discussion and Analysis contained in our Form 10-Q, for the fiscal quarters ended March 31, 2010 and June 30, 2010.

Results of Operations

Total consolidated group sales increased by $474,908 (approximately 3%) to $15,908,784 during the three month period ended September 30, 2010 from $15,433,876 during the three month period ended September 30, 2009. This increase is primarily attributable to increased sales and awareness of Lifeway’s flagship line, Kefir, as well as ProBugs® Organic Kefir for kids.

Cost of goods sold as a percentage of sales, excluding depreciation, were approximately 62% during the third quarter 2010, compared to about 58% during the same period in 2009. The increase was primarily attributable to the higher cost of conventional milk, our largest raw material, and the cost of transportation and other petroleum based production supplies. The cost of milk was approximately 50% higher during the third quarter 2010 when compared to the same period in 2009.  Gross profit decreased approximately 8% during the third quarter of 2010, when compared with the same period in 2009.
Operating expenses as a percentage of sales were approximately 24% during the third quarter of 2010 compared to approximately 20% during the same period in 2009. This increase is primarily attributable to an 88% increase in selling expenses.  This is related to our increased advertising efforts.  Advertising costs were $2,272,520, a 117% increase compared to the same period in 2009.

Total operating income decreased by $1,331,139 (approximately 41%) to $1,908,293 during the third quarter 2010, from $3,239,432 during the same period in 2009.

Interest expense during the third quarter 2010 decreased to $86,167 compared to interest expense of $99,864 during the same period a year ago. This lower interest expense is primarily attributable to the repayment of notes that were issued in February 2009 as part of the Fresh Made Dairy acquisition. Notes payable are discussed in Note 9 of the Notes to Consolidated Financial Statements.

Total income before taxes decreased by $1,085,466 (approximately 36%) to $1,922,186 during the third quarter 2010, from $3,007,652 during the same period in 2009.

Provision for income taxes was $1,017,349, or a 53% tax rate, for the 2010 third quarter compared with $1,636,911, or a 54% tax rate, during the same period in 2009.

Total net income was $904,837, or $0.05 per share, for the third quarter ended September 30, 2010 compared to $1,370,741, or $0.08 per share, for the same period in 2009. This represents a 34% decrease in net income from the third quarter 2010 when compared to the same period in 2009.

Comparison of Nine-Month Period Ended September 30, 2010 to Nine-Month Period Ended September 30, 2009

Results of Operations

Sales increased by $3,770,116, (approximately 9%) to $47,419,499 during the nine month period ended September 30, 2010 from $43,649,383 during the same nine-month period in 2009. This increase is primarily attributable to increased sales and awareness of Lifeway’s flagship line, Kefir, as well as Lifeway’s kids Kefir drink, ProBugs®.

Cost of goods sold as a percentage of sales, excluding depreciation expense, was approximately 58% during the nine month period ended September 30, 2010, this compares to about 57% for the same period in 2009. The increase was primarily attributable to the higher cost of conventional milk, our largest raw material, which was approximately 25% higher during the nine month period ended September 30, 2010 when compared to the same period in 2009. Lifeway was able to offset the increases in milk prices through other operational efficiencies.

Operating expenses as a percentage of sales for Lifeway Foods were approximately 25% during the nine-month period ended September 30, 2010, compared to 20% during the same period in 2009. This increase is primarily attributable to a 121% increase in selling expenses.  This is related to our increased advertising efforts.  Advertising costs were $3,377,757, a 162% increase compared to the same period in 2009.

Total operating income decreased by $2,126,564, (approximately 24%) to $6,811,025, during the nine-month period ending September 30, 2010, from $8,937,589 during the same period in 2009.

Total other income during the nine-month period ending September 30, 2010 was $4,289 compared with total other expenses of $463,219 during the same period in 2009.  This increase is primarily attributable to a lower interest expense related to the February 6, 2009 Fresh Made Dairy acquisition.  Interest expenses during the nine-month period ending September 30, 2010 were $262,274 compared to $364,337 in the year ago period. The company also had gains on the sale of marketable securities, which was $53,097 during the nine-month period ending September 30, 2010, compared with a loss of $274,296 during the same period in 2009.  Marketable securities are discussed in Note 5 of the Notes to Consolidated Financial Statements.

Total income before taxes decreased by $1,659,056, (approximately 20%) to $6,815,314, during the nine-month period ended September 30, 2010, from $8,474,370 during the same period in 2009.

Provision for income taxes was $2,957,285, or a 43% tax rate, for the nine months ended September 30, 2010 compared to $3,024,261, or a 36% tax rate, during the same period in 2009.

Total net income was $3,858,029, or $0.23 per share for the nine-month period ended September 30, 2010 compared to $5,450,109, or $0.32 per share, for the same period in 2009. This represents a 29% decrease in net income from the nine-month period ended September 30, 2010 when compared to the same period in 2009.

Sources and Uses of Cash

Net cash provided by operating activities was $3,965,200 during the nine months ended September 30, 2010, which is a decrease of $1,538,944 when compared to the same period in 2009. This decrease is primarily attributable to the decrease in net income of $1,592,080.

Net cash used in investing activities was $419,391 during the nine months ended September 30, 2010, which is a decrease of $3,301,171when compared to the same period in 2009.  This decrease is primarily due to the Company’s acquisition of Fresh Made Dairy, net of cash acquired in the previous year.  The Company purchased $1,681,740 of property, plant and equipment during the first nine months of 2010 when compared to the purchases of $1,020,776 during the same period in 2009.  This represents an increase of $660,964 in the purchase of equipment during the nine months ended September 30, 2010, when compared to the same period in 2009.

Lifeway had a net increase in cash and cash equivalents of $219,250 during the nine months ended September 30, 2010, compared to a net increase in cash and cash equivalents of $527,139 during the same period in 2009.  Lifeway had cash and cash equivalents at the end September 30, 2010 of $849,657, compared to cash and cash equivalents at the end September 30, 2009 of $804,387.

Assets and Liabilities

Total assets were $52,438,323 during the nine-months ended September 30, 2010, which is an increase of $271,107 when compared to the same period in 2009.  Additionally, the value of the Company’s property, plant and equipment was $14,930,309 as of September 30, 2010, which is an increase of $1,118,270 from September 30, 2009.

Total current liabilities were $8,627,521 during the nine months ended September 30, 2010, which is a decrease of $467,665 when compared to the same period in 2009.  This is primarily due to a decrease in current maturities of notes payable of $2,622,226 when compared to September 30, 2009. This decrease was partially offset by an increase in checks written in excess of bank balances and accrued income taxes of $1,002,101 and $567,926, respectively, when compared to September 30, 2010.

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

Other Developments

On August 24, 2010 the USDA ruled to exempt Kefir beverages from the Class I milk classification, which provides exemptions from the Class I definition for Kefir and other drinkable yogurt products containing at least 20 percent yogurt (by weight) as well as products intended to be meal replacements. The final rule will take effect January 01, 2011.

This change from Class 1 to Class 2 costing should have a positive impact on what Lifeway pays for its key milk ingredient, which is about 80 percent of the products' cost of goods sold.

In addition to having a positive effect on gross margins, the improved input costs will allow all of Lifeway’s Kefir-based products to be more competitive with other non-Class I milk products, such as yogurts in the marketplace. This expected increase in cash flow will provide greater financial flexibility, enabling the Company to expand marketing efforts or retain cash for future initiatives. Lifeway expects to see this improvement in the 2011 first quarter.

The company reported that in September 2010, it purchased approximately 4.3 million pounds of Class 1 conventional milk at an average price of $0.18 per pound. Under the new pricing structure, the company would have paid about $0.16 per pound and saved approximately $85,000.  Historically, the price of Class 2 milk is typically 10-to-20 percent lower than the price of Class 1 milk.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4.    CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As of September 30, 2010, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial and Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our Chief Executive Officer and Chief Financial and Accounting Officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of September 30, 2010 in ensuring that information required to be disclosed by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified under the Exchange Act rules and forms due to the material weaknesses described in our Form 10-K filed on March 31, 2010.   As a result, we performed additional analysis and other post-closing procedures to ensure our consolidated financial statements were prepared in accordance with generally accepted accounting principles. Accordingly, management believes the consolidated financial statements included in this Form 10-Q fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented.

There was no change in our internal control over financial reporting during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS.

None.

ITEM 1A.    RISK FACTORS.

Not applicable.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

(c)           PURCHASES OF THE COMPANY’S SECURITIES

Period	(a) Total Numbers of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 1, 2010 to July 31, 2010	18,500	10.14	18,500	151,659
August 1, 2010 to August 31, 2010	35,465	10.57	35,465	116,194
Sept. 1, 2010 to Sept. 30, 2010*	7,500	10.30	7,500	108,694
*Total	61,465	10.34	61,465	108,694

The Company established a share repurchase program approved December 17, 2009 (for 100,000 shares with a plan expiration date of one year) and on May 7, 2010, the Company approved a new share repurchase program of up to 200,000 shares with a plan expiration date of one year from the date of the first purchase.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.    REMOVED AND RESERVED.

ITEM 5.    OTHER INFORMATION.

On November 15,  2010, the Company announced its financial results for the fiscal quarter ended September 30, 2010 and certain other information. A copy of the Company’s press release announcing these financial results and certain other information is attached as Exhibit 99.1 hereto. The information contained in Exhibit 99.1 hereto is being furnished, and should not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities imposed by that Section. The information contained in Exhibit 99.1 shall not be incorporated by reference into any registration statement or other document or filing under the Securities Act of 1933, as amended, except as may be expressly set forth in a specific filing. The press release filed as an exhibit to this report includes “safe harbor” language pursuant to the Private Securities Litigation Reform Act of 1995, as amended, indicating that certain statements about the Company’s business and other matters contained in the press release are “forward-looking.” The press release also cautions investors that “forward-looking” statements may be different from actual operating results. Finally, the press release states that a more thorough discussion of risks and uncertainties which may affect the Company’s operating results is included in the Company’s reports on file with the Securities and Exchange Commission.

ITEM 6.    EXHIBITS.

Exhibit Number	Description of Document

31.1	Officer’s Certificate Pursuant to 15 U.S.C. 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Officer’s Certificate Pursuant to 15 U.S.C. 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certfication of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Press Release dated November 15, 2010.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIFEWAY FOODS, INC.
(Registrant)

Date: November 15, 2010	By:	/s/ Julie Smolyansky
Julie Smolyansky
Chief Executive Officer, President and Director

Date: November 15, 2010	By:	/s/ Edward P. Smolyansky
Edward P. Smolyansky
Chief Financial and Accounting Officer and Treasurer

EXHIBIT INDEX

Exhibit Number	Description of Document

31.1	Officer’s Certificate Pursuant to 15 U.S.C. 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Officer’s Certificate Pursuant to 15 U.S.C. 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Press Release dated November 15, 2010.