Form 10-K
period 2010-12-31
LIFEWAY FOODS INC
filed 2011-03-31
CIK 814586

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Registrant’s telephone number:
(847) 967-1010

Securities registered under Section 12(b) of the Exchange Act:

Title of Each Class	Name of each exchange on which registered
Common Stock, No Par Value	Nasdaq Global Market

Securities registered under Section 12(g) of the Exchange Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☐   No  ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes  ☐   No  ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☑      No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T(§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates (approximately 4,648,000 shares) computed by reference to the price at which the stock was last sold as of June 30, 2010 ($9.74 per share as quoted on the National Market System of The Nasdaq Global Market) was: $45,271,520.

The number of shares outstanding of each of the issuer’s classes of common equity, as of March 1, 2011 is 16,502,566 shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE:

None.

LIFEWAY FOODS, INC.

- i -

CAUTIONARY STATEMENT IDENTIFYING IMPORTANT FACTORS
THAT COULD CAUSE THE COMPANY’S ACTUAL RESULTS TO
DIFFER FROM THOSE PROJECTED IN FORWARD LOOKING STATEMENTS

In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, readers of this document and any document incorporated by reference herein, are advised that this document and documents incorporated by reference into this document contain both statements of historical facts and forward looking statements. Forward looking statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those indicated by the forward looking statements. Examples of forward looking statements include, but are not limited to, (i) projections of revenues, income or loss, earnings or losses per share, capital expenditures, dividends, capital structure and other financial items, (ii) statements of Lifeway Foods, Inc.’s plans and objectives, including the introduction of new products, or estimates or predictions of actions by customers, suppliers, competitors or regulatory authorities, (iii) statements of future economic performance, and (iv) statements of assumptions underlying other statements and statements about Lifeway Foods, Inc. or its business.

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

PART I

ITEM 1.   BUSINESS.

BUSINESS DEVELOPMENT

Lifeway Foods, Inc., an Illinois corporation, commenced operations in February 1986, and was incorporated under the laws of the State of Illinois on May 19, 1986. The Company’s principal business activity is the manufacturing of probiotic, cultured, functional dairy and non-dairy health food products. Lifeway’s primary products are kefir, a drinkable dairy beverage similar to but distinct from yogurt, in several flavors sold under the name “Lifeway Kefir” and “Helios Nutrition Organic Kefir”; a line of various drinkable yogurts sold under the “Tuscan” and “Lassi” brands; and “BasicsPlus,” a dairy based immune-supporting dietary supplement beverage. In addition to the drinkable products, Lifeway manufactures “Lifeway Farmer Cheese,” a line of various farmer cheeses, a line of gourmet cream cheeses, and “Sweet Kiss,” a fruit sugar-flavored spreadable cheese similar in consistency to cream cheese. The Company also manufactures and markets a vegetable-based seasoning under the “Golden Zesta” brand. In the Chicago metropolitan area, Lifeway distributes its products on its own trucks and via one distributor. Lifeway manufactures all of its products at Company-owned facilities and distributes its products primarily throughout the United States.  The Company directly distributes its products in the Philadelphia metropolitan area using its own trucks.

SUBSIDIARY ENTITIES

On August 3, 2006, the Company acquired all of the issued and outstanding stock of Helios Nutrition, Ltd. (“Helios”).  Pride of Main Street Dairy, L.L.C., a Minnesota limited liability company, is 100% owned by Helios.

Starfruit, L.L.C. and Starfruit Franchisor, L.L.C. are both wholly-owned subsidiaries formed on March 26, 2007 and July 15, 2008, respectively, in connection with the Company’s Starfruit cafe activities.

On February 6, 2009, the Company acquired all of the issued and outstanding stock of Fresh Made, Inc., a Pennsylvania corporation (“Fresh Made”).

On October 14, 2010, Lifeway First Juice, Inc., an Illinois corporation and a wholly-owned subsidiary of the Company (“Lifeway First Juice”) acquired substantially all of the assets of First Juice, Inc., a Delaware corporation (“First Juice”).

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

Kefir contains a unique mixture of several live microorganisms and nutrients such as proteins, minerals and vitamins.   Kefir is a good source of calcium, protein and B Vitamins. In addition, because the fermentation process does not produce a highly sour-tasting product, the end product has fewer calories than some similar products in the dairy category.

Lifeway currently sells some or all of the products listed below, except as specifically noted, to various retail establishments including supermarkets, grocery stores, gourmet shops, delicatessens and convenience stores.

LIFEWAY’S KEFIR.  “Lifeway’s Kefir” is a drinkable kefir product manufactured in ten regular and low-fat varieties, including plain, pomegranate, raspberry, blueberry, strawberry, cherry, peach, banana-strawberry, cappuccino and vanilla, and sold in 32-ounce containers and 8-ounce single serving containers featuring color-coded caps and labels describing nutritional information. In March 1996, Lifeway began marketing its non-fat, low-cholesterol kefir in six flavors — plain, raspberry, strawberry, strawberry-banana, peach and blueberry. The kefir product is currently marketed under the name “Lifeway’s Kefir,” and is typically sold by retailers from their dairy sections.

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

BASICS PLUS.  “Basics Plus” is a patented kefir-based beverage product designed to support gastrointestinal functions and the immune system.  This product contains certain “passive immunity products” purchased from GalaGen, Inc. prior to its 2002 bankruptcy.  Lifeway is currently engaged in discussion with several potential new suppliers of passive immunity products and is not currently manufacturing this beverage.

KEFIR STARTER.  “Kefir Starter” is a powdered form of kefir that is sold in envelope packets and allows a consumer to make his or her own drinkable kefir at home by adding milk. Lifeway continues to develop sales of this product internationally and via the internet.

LASSI.  “Lassi” is a cultured drink inspired by the traditions of India. Sold in 8-ounce containers in two flavors, strawberry and mango.

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

DISTRIBUTION

With its fifteen company-owned trucks, Lifeway distributes its products directly and extensively in the State of Illinois, primarily in the Chicago metropolitan area. Lifeway also directly distributes its products in the Philadelphia and Tri State metropolitan area.

In addition to the Chicago, Philadelphia and Tri State metropolitan areas, Lifeway’s products are distributed to stores throughout the United States. Lifeway has verbal distribution arrangements with various distributors throughout the United States. Lifeway believes these verbal distribution arrangements allow management the necessary latitude to expand into new areas and markets and establish new relationships with distributors on an ongoing basis. Lifeway has not offered any exclusive territories to any distributors.

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

MARKETING

Lifeway continues to promote the verifiable nutritional characteristics, purity and good taste of its kefir and kefir-based products. Lifeway primarily advertises its products through local radio stations, which advertisements are directed to both users and non-users of cultured milk products of all kinds. In addition, through newspaper and magazine advertising, Lifeway provides educational information on its products and appeals to the common perception that the products may be of particular health benefit, including promoting digestion, and continues to educate the public on the possible health benefits which could be derived from the use of kefir and kefir-based products.

In addition to local radio stations, newspapers and magazines, Lifeway promotes further exposure of its products through the internet, catalog advertising and promotion, store demonstrations throughout the United States, and participation in various trade shows. Lifeway also sponsors several different sporting events in the Chicago metropolitan area as an additional marketing tool.

Lifeway does not promote products manufactured under the Tuscan brand name with any marketing or advertising.

COMPETITION

Although Lifeway faces a small amount of direct competition in the United States and Canadian markets for kefir products, Lifeway’s kefir-based products compete with all other yogurt and other dairy products. Many producers of yogurt and other dairy products are well-established and have significantly greater financial resources than Lifeway to promote their products.

In connection with the certain Stockholders’ Agreement, as amended, between Lifeway, Danone Foods, Inc. and other parties, as well as certain other transactions between the two foregoing companies described elsewhere in this report, the parties agreed that they would not compete with each other during the term of the Stockholders’ Agreement with respect to certain yogurt, cheese and kefir products. On December 31, 2009, the term of the non-compete obligation was extended to December 31, 2010 and the non-compete obligation was limited solely to kefir products. No further extensions to the term of the non-compete obligation have been agreed upon by Danone and Lifeway at this time, however, Lifeway is discussing further extensions with Danone. The remaining provisions of the Stockholders’ Agreement are in full force and effect.

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

MAJOR CUSTOMERS

Lifeway distributes its products to numerous accounts throughout the United States. Concentrations of credit with regard to trade accounts receivable and sales are limited due to the fact that Lifeway’s customers are spread across different geographic areas.  However, customers are concentrated in the retail food industry, for example, Trader’s Joe’s. In 2010, Lifeway’s largest customer represented approximately 9% of sales and reflected sales in various regions of the United States outside the Chicago metropolitan area.

TRANSACTIONS WITH GROUPE DANONE SA

All share amounts and prices in this subsection are historical and have not been adjusted for the stock splits which occurred in the first quarter of 2004 and the second quarter of 2006. On October 1, 1999, Lifeway and certain members of the Smolyansky family sold shares of restricted common stock to Danone at $10.00 per share. Later in 1999, Danone purchased additional shares of common stock from certain individuals, including shares purchased in transactions with certain Company affiliates, including Lifeway’s founder Michael Smolyansky, Val Nikolenko, Vice President of Production and Pol Sikar, a director, and his affiliates. As a result of these transactions, Danone became the beneficial owner of approximately 20% of the outstanding common stock of Lifeway. Pursuant to the terms and conditions of the transaction, Lifeway granted certain limited rights to Danone, which include a right to nominate one director, anti-dilutive rights relating to future offerings and limited registration rights. In addition, as described above, Lifeway and Danone are parties to a Stockholders’ Agreement dated October 1, 1999, as amended through extensions of certain provisions pursuant to which the parties agreed, among other things, that they would not compete with each other through December 31, 2010 with respect to certain kefir products. The Stockholders’ Agreement also provides that Danone may not own more than 20% of the outstanding common stock of Lifeway as a result of direct or indirect acquisition of shares during the standstill period, which was extended to December 31, 2010. Danone’s interest as of December 31, 2010 was approximately 20.9% due to reductions in Lifeway’s shares outstanding, primarily due to share repurchases by Lifeway. No further extensions of certain provisions to the Stockholders’ Agreement have been agreed upon by Danone and Lifeway at this time, however, Lifeway is discussing further extensions with Danone. The remaining provisions of the Stockholders’ Agreement are in full force and effect.

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

SoyTreat	Soy-based food beverage intended for use as cultured milk substitute	November 11, 2008	November 11, 2018
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

BIO KEFIR	Yogurt, cheeses, cottage cheeses and other milk products, excluding ice cream, ice milk and frozen yogurt	December 7, 2010	December 7, 2020
Registration is renewable at the time of expiration provided mandatory documents are filed with the USPTO between the 5th and 6th anniversaries of the registration date or the six-month grace period following the sixth anniversary date.

SUBLIME SLIME LIME	Dairy-based beverages; dairy-based food beverages; kefir; soy- based food beverage used as milk substitute	July 10, 2007	July 10, 2017
Registration is renewable at the time of expiration provided mandatory documents are filed with the USPTO between the 5th and 6th anniversaries of the registration date or the six-month grace period following the sixth anniversary date.

PROBUGS	Dairy-based beverages; dairy-based food beverages; kefir; soy- based food beverage used as milk substitute	July 10, 2007	July 10, 2017
Registration is renewable at the time of expiration provided mandatory documents are filed with the USPTO between the 5th and 6th anniversaries of the registration date or the six-month grace period following the sixth anniversary date.

ORANGE CREAMY CRAWLER	Dairy-based beverages; dairy-based food beverages; kefir; soy- based food beverage used as milk substitute	July 10, 2007	July 10, 2017
Registration is renewable at the time of expiration provided mandatory documents are filed with the USPTO between the 5th and 6th anniversaries of the registration date or the six-month grace period following the sixth anniversary date.

(DESIGN)	Dairy-based beverages; dairy-based food beverages; kefir; soy- based food beverage used as milk substitute	July 17, 2007	July 17, 2017
Registration is renewable at the time of expiration provided mandatory documents are filed with the USPTO between the 5th and 6th anniversaries of the registration date or the six-month grace period following the sixth anniversary date.

(DESIGN)	Dairy-based beverages; dairy-based food beverages; kefir; soy- based food beverage used as milk substitute	July 10, 2007	July 10, 2017
Registration is renewable at the time of expiration provided mandatory documents are filed with the USPTO between the 5th and 6th anniversaries of the registration date or the six-month grace period following the sixth anniversary date.

Mark	Use	Date of Registration	Expiration of Registration	Comments
(DESIGN) Penelope	Dairy-based beverages; dairy-based food beverages; kefir; soy- based food beverage used as milk substitute	April 8, 2008	April 8, 2018
Registration is renewable at the time of expiration provided mandatory documents are filed with the USPTO between the 5th and 6th anniversaries of the registration date or the six-month grace period following the sixth anniversary date.

PRIDE OF MAIN STREET	Dairy Product	November 9, 1987	November 9, 2017	Only for the State of Minnesota, not in US – Registration was renewed in 2007. Registration is renewable for ten years.
HELIOS NUTRITION	Dairy products and functional foods	October 5, 1999	October 5, 2019
Registration was timely renewed on April 2, 2010. Registration is renewable for ten year periods or during the six-month grace period following the registration expiration date or the six-month grace period following the sixth anniversary date..

STARFRUIT	Franchise services, namely, offering technical and business management assistance in the establishment and operation of restaurants	October 7, 2008	October 7, 2018
Registration is renewable at the time of expiration provided mandatory documents are filed with the USPTO between the 5th and 6th anniversaries of the registration date or the six-month grace period following the sixth anniversary date.

STARFRUIT	Restaurant services	June 24, 2008	June 24, 2018
Registration is renewable at the time of expiration provided mandatory documents are filed with the USPTO between the 5th and 6th anniversaries of the registration date or the six-month grace period following the sixth anniversary date.

GOO-BERRY PIE	Dairy-based beverages; dairy-based food beverages; kefir; soy-based food beverage used as a milk substitute	April 1, 2008	April 1, 2018
Registration is renewable at the time of expiration provided mandatory documents are filed with the USPTO between the 5th and 6th anniversaries of the registration date or the six-month grace period following the sixth anniversary date.

Mark	Use	Registration Date	Expiration of Registration	Comments
PHYTOBOOST	Dairy-based beverages; dairy-based food beverages; Kefir; soy-based food beverage used as a milk substitute	Pending – Application was filed April 6, 2010	N/A	Notice of Allowance (NOA) issued November 2, 2010. Applicant must file a Statement of Use or Extension Request within six months of the NOA issuance date.
TRAINING WHEELS FOR HEALTHY EATING (Stylized)	Fruit Juices	April 15, 2008	April 15, 2018
Registration is renewable at the time of expiration provided mandatory documents are filed with the USPTO between the 5th and 6th anniversaries of the registration date or the six-month grace period following the sixth anniversary date.

FRUIT JUICE LOGO	Fruit Juices	May 20, 2008	May 20, 2018
Registration is renewable at the time of expiration provided mandatory documents are filed with the USPTO between the 5th and 6th anniversaries of the registration date or the six-month grace period following the sixth anniversary date.

PLAYGROUP PACK	Fruit Juices	June 9, 2009	June 9, 2019
Registration is renewable at the time of expiration provided mandatory documents are filed with the USPTO between the 5th and 6th anniversaries of the registration date or the six-month grace period following the sixth anniversary date.

FRUIT JUICE (Stylized)	Fruit Juices	April 15, 2008	April 15, 2018
Registration is renewable at the time of expiration provided mandatory documents are filed with the USPTO between the 5th and 6th anniversaries of the registration date or the six-month grace period following the sixth anniversary date.

CHANGING THE WORLD, ONE MOUTHFUL AT A TIME. (Stylized)	Fruit Juices	December 2, 2008	December 2, 2018
Registration is renewable at the time of expiration provided mandatory documents are filed with the USPTO between the 5th and 6th anniversaries of the registration date or the six-month grace period following the sixth anniversary date.

TODDLER TASTEBUD TRAINING (Stylized)	Fruit Juices	December 2, 2008	December 2, 2018
Registration is renewable at the time of expiration provided mandatory documents are filed with the USPTO between the 5th and 6th anniversaries of the registration date or the six-month grace period following the sixth anniversary date.

FIRST POP	Frozen Confections	Pending – Application filed July 25, 2008	N/A	Notice of Allowance (NOA) issued June 22, 2010. A First Extension of Time was granted December 6, 2010. Applicant must file a Statement of Use or 2nd Extension Request by June 22, 2011.
FIRST WATER	Drinking Water	Pending – Application filed July 25, 2008	N/A	Notice of Allowance (NOA) issued January 12, 2010. First and Second Extensions of Time were granted. Applicant must file a Statement of Use or 3rd Extension Request by July 12, 2011.

FIRST SMOOTHIE	Smoothies	Pending – Application filed August 19, 2010	N/A
A non-final Office action issued December 6, 2010. This is a letter from the examining attorney requiring additional information and/or making an initial refusal. The applicant must respond to this Office action by June 6, 2011.

STARFRUIT (Stylized)	KEFIR	November 23, 2010	November 23, 2020
Registration is renewable at the time of expiration provided mandatory documents are filed with the USPTO between the 5th and 6th anniversaries of the registration date or the six-month grace period following the sixth anniversary date.

PROBOOST	Dairy-based beverages containing probiotic cultures; kefir	Pending – Application filed May 4, 2010	N/A	Final Office action issued February 23, 2011. Applicant has until August 23, 2011 to respond.

Lifeway also uses, and claims common law rights, the following unregistered trademarks to: “Elita,” “Healthy Foods Today for a Better Life Tomorrow,” “Milkshake Smoothie,” “Toplenka,” “White Cheese,” “Drink It to Be Beautiful Inside and Out,”  “Golden Zesta” and “Pride of Main Street.”

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

The terms of the Lifeway sublicense provide that Metagenics will permit Lifeway to continue to have the exclusive patent rights to produce or sell kefir-based products containing natural immune components in the event the original license between GalaGen and Metagenics is terminated, and such termination was not caused by Lifeway. On February 25, 2002, GalaGen filed a petition for bankruptcy in the United States Bankruptcy Court, District of Minnesota, which terminated both its primary license with Metagenics and its participation in the Lifeway sublicense. The license and sublicense were excluded from the sale of assets of GalaGen pursuant to an order of the Bankruptcy Court. Lifeway has not received any indication that Metagenics will not permit Lifeway to continue to have the exclusive patent rights to produce or sell kefir-based products containing natural immune components. Thus, Lifeway believes that it continues to have the exclusive patent rights licensed directly from Metagenics. Either party may terminate the license agreement for cause. The term of the license agreement expires when the last valid claim of the patent rights expires, which currently is July 2, 2013, however, this term can be extended in accordance with the terms of the license agreement.

In connection with its purchase of Ilya’s Farm, Inc., the Company has undertaken a royalty obligation of 5% of all sales of Ilya’s Farm, Inc.’s products paid quarterly, in arrears.

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

In addition, any Lifeway products exported to Canada would be subject to strict quotas imposed by the Trade Control Policy Division of the Department of Foreign Affairs and International Trade of Canada. Lifeway believes that it currently is in compliance with all applicable Canadian regulations. The Company exported no products to Canada in 2010.

RESEARCH AND DEVELOPMENT

Lifeway continues its program of new product development, centered around the nutritional and “low calorie” features of its proprietary kefir formulas.

Lifeway conducts primarily all of its research internally, but at times will employ the services of an outside testing facility. During 2009 and 2010, the amount Lifeway expended for research and new product development was not material to the financial position of Lifeway and no amount was customer supported.

EMPLOYEES

Lifeway currently employs approximately 315 employees, all of whom are full-time employees. Substantially all of these employees are engaged in the manufacturing of the Company’s products. None of Lifeway’s employees are covered by collective bargaining agreements.

ITEM 2.  PROPERTIES.

On May 16, 1988, Lifeway purchased an approximately 26,000 square foot parcel of real property, including an approximately 8,500 square foot one-story brick building in good condition, located at 7625 N. Austin Avenue, Skokie, Illinois. Lifeway uses this facility for manufacturing and storage and has no plans to improve or renovate this property.  Lifeway is the only occupant of this property and presently holds fee simple title subject to a mortgage which secures the property as collateral for certain loans to Lifeway from The Private Bank & Trust as discussed in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operation (the “Loans”).  The Loans are secured by all of the assets of Lifeway, including a first mortgage on Lifeway’s real property located in Skokie, Illinois, Niles, Illinois and Morton Grove, Illinois.  A portion of the proceeds of the Loans was used to pay off previously existing mortgage loans.   The value of this property may be subject to real estate market forces that typically affect industrial real estate in the area immediately surrounding the property.

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

Included in the purchase of Pride of Main Street Dairy on August 3, 2006, Lifeway acquired an approximately 35,000 square foot commercially-zoned parcel of real estate located at 214 Main Street S. Sauk Centre, Minnesota, including a 16,000 square foot two-story brick building used for production, and a 5,600 square foot storage facility. This property is used as the main headquarters and main production facility for Pride of Main Street Dairy. The building was built in the 1920’s with an addition in 1990. The facility is being used to produce all of the Pride of Main Street Dairy products, and approximately 70% of the Helios Nutrition Organic Kefir, with the remaining 30% being produced in Lifeway’s main production facility in Morton Grove, Illinois. Lifeway is the only occupant of this property and presently holds fee simple title subject to negative mortgage pledge as part of the collateral package for the Loans discussed above. The value of this property may be subject to real estate market forces that typically affect industrial real estate in the area immediately surrounding the property.

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

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

MARKET INFORMATION

Lifeway’s Common Stock, no par value, the only class of common equity of Lifeway, is traded on The Nasdaq Global Market under the symbol “LWAY.” Trading commenced on March 29, 1988.

The high and low sales prices for Lifeway’s Common Stock for the quarterly periods within the two most recent fiscal years, as reported by The Nasdaq Global Market, is set forth in the following table:

	Low Bid	High Bid
First Qtr. 2009	6.07	9.72
Second Qtr. 2009	6.57	13.50
Third Qtr. 2009	10.67	14.94
Fourth Qtr. 2009	9.87	12.50
First Qtr. 2010	11.34	12.70
Second Qtr. 2010	8.07	12.07
Third Qtr. 2010	9.60	11.27
Fourth Qtr. 2010	9.31	10.60

As of March 15, 2011, there were approximately 82 holders of record of Lifeway’s Common Stock. The Company has no information regarding beneficial owners whose shares are held in street name.

DIVIDENDS

Lifeway has paid no cash dividends on its Common Stock since inception and management does not anticipate that such dividends will be paid in the foreseeable future.

SALES OF UNREGISTERED SECURITIES

None.

PURCHASES OF THE COMPANY’S SECURITIES

Period	(a) Total Numbers of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs

October 1 to October 31, 2010	10,886	11.65	10,886	97,808
November 1 to November 30, 2010	35,071	9.83	35,071	62,737
December 1 to December 31, 2010	15,135	9.63	15,135	47,602
Total	61,092	10.10	61,092	47,602

The Company established a share repurchase program approved December 17, 2009 (for 100,000 shares with a plan expiration date of one year) and on May 7, 2010, the Company approved a new share repurchase program of up to 200,000 shares with a plan expiration date of one year from the date of the first purchase.  As of the date of this filing, Lifeway has repurchased 252,398 shares of the Company’s securities in 2010 pursuant to these programs at a total cost of $2,666,288.

EQUITY COMPENSATION PLAN INFORMATION

See Part III, Item 12, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, of this Annual Report on Form 10-K for information regarding securities authorized for issuance under our equity compensation plans.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Comparison of Quarter Ended December 31, 2010 to Quarter Ended December 31, 2009

The following analysis should be read in conjunction with the audited financial statements of the Company and related notes included elsewhere in this annual report and the unaudited financial statements and Management’s Discussion and Analysis contained in our Form 10-Q, for the fiscal quarters ended March 31, 2010, June 30, 2010, and September 30, 2010.

Results of Operations

Total gross consolidated group sales increased by $1,657,451 (approximately 11%) to $16,123,946 during the three month period ended December 31, 2010, from $14,466,495 during the three month period ended December 31, 2009. This increase is primarily attributable to increased sales and awareness of Lifeway’s flagship line, Kefir, as well as ProBugs® Organic Kefir for kids.

Cost of goods sold as a percentage of gross sales, excluding depreciation, were approximately 71% during the fourth quarter 2010, compared to about 66% during the same period in 2009.  This increase is a result of higher prices of conventional milk, our largest raw material, and higher costs of other raw materials, such as cost of transportation and other petroleum based production supplies, which were partially offset through higher sales volume as well as an increase in production efficiencies.  The cost of milk was approximately 30% higher during the fourth quarter 2010 when compared to the same period in 2009.  Gross profit decreased approximately 5% during the fourth quarter of 2010, when compared with the same period in 2009.

Operating expenses as a percentage of sales were approximately 22% during the fourth quarter of 2010 compared to approximately 21% during the same period in 2009. This increase is primarily attributable to a planned increase in selling expenses due to increased advertising spend in order to drive awareness of our expanding product offerings. Advertising costs were $1,008,849 compared to $160,000 for the same period in 2009.  We expect advertising expense to be approximately 10% of sales in coming quarters.

Interest expense during the fourth quarter 2010 increased to $88,723 compared to interest expense of $78,366 during the same period a year ago. Notes payable are discussed in Note 9 of the Notes to Consolidated Financial Statements.

Total loss before taxes increased by $343,444 to a loss of $368,862 during the fourth quarter 2010, from a loss of $25,418 during the same period in 2009.

Income tax benefit was $133,299 for the 2010 fourth quarter compared with an income tax benefit of $145,011 during the same period in 2009.

Total loss was $235,563, or $0.01 per share, for the fourth quarter ended December 31, 2010, compared to net income of $119,593, or $0.01 per share, for the same period in 2009.

Comparison of Year Ended December 31, 2010 to Year Ended December 31, 2009

Results of Operations

Sales increased by $5,427,576 (approximately 9%) to $63,543,445 during the twelve month period ended December 31, 2010, from $58,115,878 during the same twelve month period in 2009.  This increase is primarily attributable to increased sales and awareness of Lifeway’s flagship line, Kefir, as well as Lifeway’s kids Kefir drink, ProBugs®.

Cost of goods sold as a percentage of gross sales, excluding depreciation expense, was approximately 58% in 2010, which compares to about 55% for the same period in 2009. Cost of goods sold were impacted by the higher cost of conventional milk, our largest raw material, which was approximately 30% higher in full year 2010 when compared to full year 2009.  We were able to offset the majority of the impact of increases in milk prices through other operational efficiencies.

Operating expenses as a percentage of sales were approximately 22% in 2010, compared to 21% in 2009. This increase is primarily attributable to a $1.6 million, or 60%,  planned increase in selling expenses due to an increased advertising spend in order to drive awareness of our expanding product offerings.  Total advertising costs increased by $2.7 million in 2010 when compared to 2009.  We expect advertising expense to be approximately 10% of sales in fiscal 2011.

Total other income in 2010 was $171,820 compared with total other expenses of $489,716 in 2009.  This increase is attributable to our gains on the sale of marketing securities of $250,480 in 2010, compared to a loss on the sale of marketable securities of $278,474 in 2009. Marketable securities are discussed in Note 5 of the Notes to Consolidated Financial Statements. We also benefitted from higher interest dividend income in 2010 as compared to 2009 and lower interest expenses.

Total income before taxes decreased by $1,947,236 (approximately 22%) to $6,446,452 in 2010, from $8,448,952 in 2009.

Provision for income taxes was $2,823,986, or a 44% tax rate, in 2010 compared to $2,879,250, or a 34% tax rate, in 2009.  Income taxes are discussed in Note 10 of the Notes to Consolidated Financial Statements.

Total net income was $3,622,466, or $0.22 per share, in 2010 compared to $5,569,702, or $0.33 per share, in 2009.

LIQUIDITY AND CAPITAL RESOURCES
Sources and Uses of Cash

On February 6, 2009, Lifeway entered into a Loan and Security Agreement with The Private Bank & Trust (the “Loan Agreement”) which provided for (i) a term loan to Lifeway in the principal amount of $7,600,000, due on February 6, 2014 (the “Term Loan”) with annual interest rate equal to either the London Inter-Bank Offer Rate (“LIBOR”), plus 2.5% or the prime lending rate, and (ii) a revolving line of credit in the principal amount of $5,000,000 (the “Line of Credit,” together with the Term Loan, the “Loans”), which originally matured February 6, 2010.  The original maturity date was extended to May 31, 2011 on March 31, 2011.  The Line of Credit has an annual interest rate equal to either LIBOR, plus 2.5% or the prime lending rate.  The Loans are secured by all of the assets of Lifeway, including a first mortgage on Lifeway’s real property located in Skokie, Illinois, Niles, Illinois and Morton Grove, Illinois.  A portion of the proceeds of the Loans was used to pay off previously existing mortgage loans.  At December 31, 2010, the Loans had a balance of $6,628,889, and $0, respectively.  The Company entered into to a First Modification Agreement to Loan and Security Agreement dated as of August 13, 2009, a Second Modification Agreement dated November 12, 2009, a Third Modification Agreement dated February 6, 2010 and the Fourth Modification Agreement dated March 31, 2011 pursuant to which the allowed borrowing limits under the Line of Credit was reduced from $5,000,000 to $2,000,000 and certain covenants related to allowable capital expense limits and tangible net worth covenants were immaterially relaxed.  The Fourth Modification Agreement is filed herewith as Exhibit 10.10.

Net cash provided by operating activities was $5,615,943 in 2010, which is a decrease of $1,987,118 when compared to 2009. This decrease is primarily attributable to the decrease in net income of $1,947,236.

Net cash provided by investing activities was $1,410,337 in 2010, compared to net cash used in investing activities of $12,037,187 in 2009. This improvement is primarily due to the acquisition of Fresh Made Dairy, net of cash acquired in 2009.  The Company purchased $2,229,274 of property, plant and equipment in 2010 compared to the purchases of $1,766,280 in 2009.  This represents an increase of $462,994 in 2010 when compared to 2009.

Lifeway had a net increase in cash and cash equivalents of $2,599,532 during the twelve months ended December 31, 2010, compared to a net increase in cash and cash equivalents of $353,159 during the same period in 2009.  Lifeway had cash and cash equivalents at December 31, 2010, of $3,229,939, compared to cash and cash equivalents at the end of 2009 of $630,407.

Assets and Liabilities

Total assets were $52,058,731 as of December 31, 2010, which is a decrease of $588,888 when compared to total assets of the end of 2009.  Additionally, the value of the Company’s property, plant and equipment was $15,152,713 as of December 31, 2010, compared to $16,622,140 at the end of 2009.

Total current liabilities were $8,885,760 at the end of 2010, which is an increase of $322,125 when compared to the end of 2009.  This is primarily due to an increase in accounts payable.

We previously had held significant portions of our assets in marketable securities. During the fourth quarter, we converted certain securities to cash and cash equivalents in order to ensure we had easy access to capital to capitalize on the opportunities we see ahead for our business.  All of our marketable securities are classified as available-for-sale on our balance sheet.  All of these securities are stated thereon at market value as of the end of the applicable period. Gains and losses on the portfolio are determined by the specific identification method.

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

The company reported that in September 2010, it purchased approximately 4.3 million pounds of Class 1 conventional milk at an average price of $0.18 per pound. Under the new pricing structure, the company would have paid about $0.16 per pound and saved approximately $85,000.  Historically, the price of Class 2 milk is typically 10-to-15 percent lower than the price of Class 1 milk.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The annotated consolidated financial statements of the Company that constitute Item 8 of this report commence on the pages that follow this page.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders of
LIFEWAY FOODS, INC. AND SUBSIDIARIES

We have audited the accompanying consolidated balance sheets of LIFEWAY FOODS, INC. AND SUBSIDIARIES (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of income and comprehensive income, changes in stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of LIFEWAY FOODS, INC. AND SUBSIDIARIES as of December 31, 2010 and 2009, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

/s/ Plante & Moran, PLLC

Grand Rapids, MI
March 31, 2011

LIFEWAY FOODS, INC. AND SUBSIDIARIES

 CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010 and 2009

LIFEWAY FOODS, INC. AND SUBSIDIARIES
Consolidated Statements of Financial Condition
December 31, 2010 and 2009

	December 31,
	2010	2009
ASSETS

Current assets
Cash and cash equivalents	$3,229,939	$630,407
Investments	1,079,232	4,392,125
Certificates of deposits in financial institutions	250,000	652,005
Inventories	3,985,374	3,296,976
Accounts receivable, net of allowance for doubtful accounts and discounts	6,793,276	5,999,738
Prepaid expenses and other current assets	158,315	40,697
Other receivables	104,680	49,758
Deferred income taxes	328,470	251,456
Refundable income taxes	906,748	1,308,978
Total current assets	16,836,034	16,622,140

Property and equipment, net	15,152,713	14,282,182

Intangible assets
Goodwill and other non amortizable brand assets	14,068,091	13,806,091
Other intangible assets, net of accumulated amortization of $2,322,745 and $1,598,208 at December 31, 2010 and 2009, respectively	6,001,893	6,259,430
Total intangible assets	20,069,984	20,065,521

Other assets	—	500,000

Total assets	$52,058,731	$51,469,843

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Checks written in excess of bank balances	$1,341,210	$342,976
Current maturities of notes payable	2,851,610	4,842,315
Accounts payable	4,183,481	2,764,000
Accrued expenses	509,459	614,344
Total current liabilities	8,885,760	8,563,635

Notes payable	6,122,225	6,890,214

Deferred income taxes	3,401,728	3,444,664
Total liabilities	18,409,713	18,898,513

Stockholders' equity
Common stock, no par value; 20,000,000 shares authorized; 17,273,776 shares issued; 16,536,657 shares outstanding at December 31, 2010; 17,273,776 shares issued; 16,778,555 shares outstanding at December 31, 2009	6,509,267	6,509,267
Paid-in-capital	2,032,516	1,965,786
Treasury stock, at cost	(6,425,546)	(3,846,773)
Retained earnings	31,575,875	27,953,409
Accumulated other comprehensive income (loss), net of taxes	(43,094)	(10,359)
Total stockholders' equity	33,649,018	32,571,330

Total liabilities and stockholders' equity	$52,058,731	$51,469,843

See accompanying notes to financial statements

LIFEWAY FOODS, INC. AND SUBSIDIARIES
Consolidated Statements of Income and Comprehensive Income
For the Years Ended December 31, 2010 and 2009

	Year Ended		Year Ended
	December 31,		December 31,
	2010		2009

Gross Sales	$63,543,445		$58,115,878
Less: Promotional allowances	(5,043,552)		(4,198,235)
Net Sales	58,499,893	58,499,893	53,917,643	53,917,643

Cost of goods sold		36,926,973		31,885,318
Depreciation expense		1,393,745		1,134,404

Total cost of goods sold		38,320,718		33,019,722

Gross profit		20,179,175		20,897,921

Selling expenses		7,603,098		5,987,917
General and administrative		5,576,908		5,294,550
Amortization expense		724,537		676,786

Total Operating Expenses		13,904,543		11,959,253

Income from operations		6,274,632		8,938,668

Other income (expense):
Interest and dividend income		260,552		199,047
Rental income		11,785		35,240
Interest expense		(350,997)		(442,703)
Loss on disposition of equipment		—		(2,826)
Gain (loss) on sale of investments, net		250,480		(278,474)
Total other income (expense)		171,820		(489,716)

Income before provision for
income taxes		6,446,452		8,448,952

Provision for income taxes		2,823,986		2,879,250

Net income		$3,622,466		$5,569,702

Basic and diluted earnings
per common share		0.22		0.33

Weighted average number of
shares outstanding		16,663,557		16,798,164

COMPREHENSIVE INCOME

Net income		$3,622,466		$5,569,702

Other comprehensive income
(loss), net of tax:
Unrealized gains (losses) on
investments (net of tax)		114,297		325,086
Less reclassification adjustment
for (gains) losses included in
net income (net of taxes)		(147,032)		163,464

Comprehensive income		$3,589,731		$6,058,252

See accompanying notes to financial statements

LIFEWAY FOODS, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders' Equity
For the Years Ended December 31, 2010 and 2009

	Common Stock, No Par Value							Accumulated
	20,000,000 Shares		# of Shares					Other
	Authorized		of					Comprehensive
	# of Shares	# of Shares	Treasury	Common	Paid In	Treasury	Retained	Income (Loss),
	Issued	Outstanding	Stock	Stock	Capital	Stock	Earnings	Net of Tax	Total

Balances at December 31, 2008	17,273,776	16,724,467	549,309	$6,509,267	$1,202,009	$(3,302,025)	$22,383,707	$(498,909)	$26,294,049

Redemption of stock	—	(87,991)	87,991	—	—	(905,607)	—	—	(905,607)

Issuance of treasury stock for compensation	—	13,132	(13,132)	—	119,039	25,597	—	—	144,636

Issuance of treasury stock for Fresh Made acquisition	—	128,947	(128,947)	—	644,738	335,262	—	—	980,000

Other comprehensive income (loss):
Unrealized gains on securities, net of taxes and reclassification adjustment	—	—	—	—	—	—	—	488,550	488,550

Net income for the year ended December 31, 2009	—	—	—	—	—	—	5,569,702	—	5,569,702

Balances at December 31, 2009	17,273,776	16,778,555	495,221	$6,509,267	$1,965,786	$(3,846,773)	$27,953,409	$(10,359)	$32,571,330

Redemption of stock	—	(252,398)	252,398	—	—	(2,666,288)	—	—	(2,666,288)

Issuance of treasury stock for compensation	—	10,500	(10,500)	—	66,730	87,515	—	—	154,245

Issuance of treasury stock for Fresh Made acquisition	—			—			—	—	—

Other comprehensive income (loss):
Unrealized gains on securities, net of taxes and reclassification adjustment	—	—	—	—	—	—	—	(32,735)	(32,735)

Net income for the year ended December 31, 2010	—	—	—	—	—	—	3,622,466	—	3,622,466

Balances at December 31, 2010	17,273,776	16,536,657	737,119	$6,509,267	$2,032,516	$(6,425,546)	$31,575,875	$(43,094)	$33,649,018

See accompanying notes to financial statements

LIFEWAY FOODS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2010 and 2009

	December 31,
	2010	2009

Cash flows from operating activities:
Net income	$3,622,466	$5,569,702
Adjustments to reconcile net income to net
cash flows from operating activities, net of acquisition:
Depreciation and amortization	2,118,282	1,811,190
(Gain) Loss on sale of investments, net	(250,480)	278,474
Loss on disposition of assets	—	2,826
Deferred income taxes	(96,918)	389,754
Treasury stock issued for compensation	154,245	144,636
Increase (Decrease) in allowance for doubtful accounts	17,754	(75,000)
(Increase) Decrease in operating assets:
Accounts receivable	(811,292)	(612,915)
Other receivables	(54,922)	(7,758)
Inventories	(682,398)	173,419
Refundable income taxes	402,230	(475,635)
Prepaid expenses and other current assets	(117,618)	9,506
Increase (decrease) in operating liabilities:
Accounts payable	1,419,479	298,800
Accrued expenses	(104,885)	96,062
Net cash provided by operating activities	5,615,943	7,603,061

Cash flows from investing activities:
Purchases of investments	(2,161,552)	(6,156,682)
Proceeds from sale of investments	5,669,158	6,928,321
Proceeds from redemption of certificates of deposit	402,005	—
Purchases of property and equipment	(2,229,274)	(1,766,280)
Acquisition of the assets of First Juice	(270,000)	—
Acquisition of Fresh Made, net of cash acquired	—	(11,042,546)
Net cash provided (used) in investing activities	1,410,337	(12,037,187)

Cash flows from financing activities:
Proceeds of note payable	250,000	9,353,504
Checks written in excess of bank balances	998,234	342,976
Purchases of treasury stock	(2,666,288)	(905,607)
Repayment of notes payable	(3,008,694)	(4,003,588)
Net cash (used in) provided by in financing activities	(4,426,748)	4,787,285

Net increase in cash and cash equivalents	2,599,532	353,159

Cash and cash equivalents at the beginning of the period	630,407	277,248

Cash and cash equivalents at the end of the period	$3,229,939	$630,407

See accompanying notes to financial statements

LIFEWAY FOODS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2010 and 2009

Note 1 – NATURE OF BUSINESS

Lifeway Foods, Inc. (The “Company”) commenced operations in February 1986 and incorporated under the laws of the state of Illinois on May 19, 1986. The Company’s principal business activity is the production of dairy products. Specifically, the Company produces Kefir, a drinkable product which is similar to but distinct from yogurt, in several flavors sold under the name “Lifeway’s Kefir;” a plain farmer’s cheese sold under the name “Lifeway’s Farmer’s Cheese;” a fruit sugar-flavored product similar in consistency to cream cheese sold under the name of “Sweet Kiss;” and a dairy beverage, similar to Kefir, with increased protein and calcium, sold under the name “Basics Plus.”  The Company also produces a vegetable-based seasoning under the name “Golden Zesta.” The Company currently distributes its products throughout the Chicago Metropolitan area and various cities in the East Coast through local food stores.  In addition, the products are sold throughout the United States and Ontario, Canada by distributors. The Company also distributes some of its products to Eastern Europe.

Note 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of the significant accounting policies applied in the preparation of the accompanying financial statements follows:

Principles of consolidation
The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, LFI Enterprises, Inc., Helios Nutrition, Ltd., Pride of Main Street, L.L.C., Starfruit, L.L.C., Fresh Made, Inc. and Starfruit Franchisor, L.L.C.  In 2010, the Company acquired the assets of First Juice and consolidated the operations into the operations of Lifeway.  All significant intercompany accounts and transactions have been eliminated.  The financial statements include the results of operations from the acquisition of Fresh Made, Inc. from February 6, 2009 through the end of the period and the operations from the acquisition of the assets of First Juice from October 14, 2010 through the end of the year (see Note 3).

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

Revenue Recognition
Sales of Company produced dairy products are recorded at the time of shipment and the following four criteria have been met: (i)  The product has been shipped and the Company has no significant remaining obligations; (ii)  Persuasive evidence of an agreement exists; (iii)  The price to the buyer is fixed or determinable and (iv)  Collection is probable.  In addition, shipping costs invoiced to the customers are included in net sales and the related cost in cost of sales.  Discounts and allowances are reported as a reduction of gross sales unless the allowance is attributable to an identifiable benefit separable from the purchase of the product, the value of which can be reasonably estimated, which would be charged to the appropriate expense account.

LIFEWAY FOODS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2010 and 2009

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

Accounts receivable are recorded at invoice amounts, and reduced to their estimated net realizable value by recognition of an allowances for doubtful accounts and anticipated discounts.  The Company’s estimate of the allowances for doubtful accounts and anticipated discounts are based upon historical experience, its evaluation of the current status and contract terms of specific receivables, and unusual circumstances, if any.  Accounts are considered past due if payment is not made on a timely basis in accordance with the Company’s credit terms.  Accounts considered uncollectible are charged against the allowance.

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
December 31, 2010 and 2009

Note 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – Continued

Intangible assets acquired in business combinations
The Company accounts for intangible assets at historical cost.  Intangible assets acquired in a business combination are recorded under the purchase method of accounting at their estimated fair values at the date of acquisition.  Goodwill represents the excess purchase price over the fair value of the net tangible and other identifiable intangible assets acquired.  Goodwill is not amortized, but is reviewed for impairment at least annually.  Brand assets represent the fair value of brands acquired.  Brand assets have an indefinite life and therefore are not amortized, rather are reviewed periodically for impairment.  The Company amortizes other intangible assets over their estimated useful lives, as disclosed in the table below.

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

Income taxes
Deferred income taxes are the result of temporary differences that arise from income and expense items reported for financial accounting and tax purposes in different periods. Deferred taxes are classified as current or non-current, depending on the classification of the assets and liabilities to which they relate.  Deferred taxes arising from temporary differences that are not related to an asset or liability are classified as current or non-current depending on the periods in which the temporary differences are expected to reverse.
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
December 31, 2010 and 2009

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

During the year ended December 31, 2010, the IRS completed a review of the Company’s 2007 and 2008 federal tax return filings, resulting in a liability of approximately $220,000 being recognized and paid during the year.  The Company’s policy for recording interest and penalties associated with audits is to record such items as a component of income before taxes. There were no such items during the periods covered in this report.

Treasury stock
Treasury stock is recorded using the cost method.

Advertising and promotional costs
The Company expenses advertising costs as incurred.  For the years ended December 31, 2010 and 2009 total advertising and promotion costs were $4,386,606 and $1,689,540, respectively.  In 2010 and 2009 $2,390,003 and $1,689,540, respectively, were classified as advertising expense and $1,996,603 and $0, respectively, were classified as reductions of sales.

Earnings per common share
Earnings per common share were computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period.  For the years ended December 31, 2010 and 2009, diluted and basic earnings per share were the same, as the effect of dilutive securities options outstanding was not significant.

Reclassification
Certain 2009 balance sheet amounts have been reclassified to conform to the 2010 presentation.

Beginning in 2010 the company concluded to separately report discounts and allowances on the face of the income statement.  The Company’s agreements with its distributors and retail customers have continued evolve.  The Company determined that it was more appropriate to report the allowances and costs under those programs in this manner.  The 2009 income statement has been restated to reflect that change.  The discounts and allowances had been previously allocated between cost of sales and advertising.  The change had no effect on previously reported gross profit or net income.

LIFEWAY FOODS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2010 and 2009

Note 3 – ACQUISITIONS

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

The estimated fair value of assets acquired, including the real property, and liabilities assumed consisted of the following:

Cash and cash equivalents	$226,000
Accounts receivable	546,000
Other current assets	361,000
Building and other fixed assets	2,617,000
Customer list	4,000,000
Non amortizable goodwill and brand asset	8,391,000
Current liabilities	(461,000)
Deferred tax liability associated with purchase adjustments	(1,652,000)
Total fair value of assets acquired and liabilities assumed	$14,028,000

The following pro forma disclosures, including the effect of purchase accounting adjustments, depict the results of operations for the year ended December 31, 2009 as though the merger with Fresh had taken place as of January 1, 2009:

For the Year Ended December 31, 2009
Gross revenue	$59,231,461

Net income	$5,618,471

Earnings per share	$0.33

LIFEWAY FOODS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2010 and 2009

Note 3 – ACQUISITIONS - Continued

On October 20, 2010, Lifeway purchased certain assets of First Juice, Inc., a producer of organic fruit and vegetable juice beverages designed for children (“First”).  The consideration for substantially all of the assets was an aggregate of  $770,000, consisting of a $500,000 previous investment in preferred stock and an additional $270,000 cash paid in 2010.  Production was moved to Lifeway facilities upon closing of the acquisition.  The acquisition was consummated to expand the Company’s presence in the children’s market, increase distribution channels for existing Lifeway products, and increase diversification of the Company’s products.   There were no significant liabilities assumed.  Acquisition costs for legal and professional fees have been included in General and Administrative costs and were not significant.  The entire amount of goodwill resulting from the acquisition is tax deductible.

The estimated fair value of assets acquired, including the real property, and liabilities assumed consisted of the following:

Trade names	$268,000
Other current assets	6,000
Customer lists	199,000
Fixed assets	35,000
Non-compete agreement	-0-
Non amortizable goodwill and brand asset	262,000
Total fair value of assets acquired and liabilities assumed	$770,000

Had the acquisition occurred on January 1, 2010, the impact on the gross revenue and net income of the Company would not have been significant and would have had no impact on earnings per share.

Note 4 – INTANGIBLE ASSETS

Intangible assets, and the related accumulated amortization, consist of the following:

	December 31, 2010		December 31, 2009
	Cost	Accumulated Amortization	Cost	Accumulated Amortization
Recipes	$43,600	$43,600	$43,600	$43,600
Customer lists and other customer related intangibles	4,504,200	1,039,323	4,305,200	587,393
Lease acquisition	87,200	79,941	87,200	67,473
Customer relationship	985,000	362,526	985,000	280,454
Trade names	2,248,000	585,267	1,980,000	451,000
Formula	438,000	193,450	438,000	149,650
	$8,306,000	$2,304,107	$7,839,000	$1,579,570

LIFEWAY FOODS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2010 and 2009

Note 4 – INTANGIBLE ASSETS - Continued

Amortization expense is expected to be as follows for the 12 months ending September 30:

2011	$737,320
2012	716,428
2013	697,353
2014	697,353
2015	697,353
Thereafter	2,456,086
$6,001,893

Amortization expense during the years ended December 31, 2010 and 2009 was $724,537 and $676,786, respectively.

Note 5 – INVESTMENTS

The cost and fair value of investments classified as available for sale are as follows:

December 31, 2010	Cost	Unrealized Gains	Unrealized Losses		Fair Value

Equities	$225,573	$16,173	$	(68,974)	$172,772
Mutual Funds	202,108	4,661		(2,017)	204,752
Preferred Securities	228,514	—		(18,329)	210,185
Corporate Bonds	496,451	843		(5,771)	491,523
Total	$1,152,646	$21,677	$	(95,091)	$1,079,232

December 31, 2009	Cost	Unrealized Gains	Unrealized Losses	Fair Value

Equities	$1,385,524	$177,024	$(128,547)	$1,434,001
Mutual Funds	172,543	7,453	(22,833)	157,163
Preferred Securities	388,705	6,700	(95,753)	299,652
Corporate Bonds	1,569,245	65,226	(6,772)	1,627,699
Government Agency Obligations	893,755	2,989	(23,134)	873,610
Total	$4,409,772	$259,392	$(277,039)	$4,392,125

Proceeds from the sale of investments were $5,669,158 and $6,928,321 during the years ended December 31, 2010 and 2009, respectively.

Gross gains of $451,420 and $351,419 and gross losses of $200,940 and $629,893 were realized on these sales during the years ended December 31, 2010 and 2009, respectively.

LIFEWAY FOODS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2010 and 2009

Note 5 – INVESTMENTS - Continued

The following table shows the gross unrealized losses and fair value of the Company's investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at  December 31, 2010 and 2009:

	Less Than 12 Months			12 Months or Greater			Total
December 31, 2010	Fair Value	Unrealized Losses		Fair Value	Unrealized Losses		Fair Value	Unrealized Losses

Equities	$48,202	$	(11,675)	$101,467	$	(57,299)	$149,669	$	(68,974)
Mutual Funds	—		—	85,061		(2,017)	85,061		(2,017)
Preferred Securities	—		—	210,185		(18,329)	210,185		(18,329)
Corporate Bonds	146,710		(2,296)	122,532		(3,475)	269,242		(5,771)
	$194,912	$	(13,971)	$519,245	$	(81,120)	$714,157	$	(95,091)

	Less Than 12 Months			12 Months or Greater			Total
December 31, 2009	Fair Value	Unrealized Losses		Fair Value	Unrealized Losses		Fair Value	Unrealized Losses

Equities	$128,959	$	(27,142)	$230,502	$	(101,405)	$359,461	$	(128,547)
Mutual Funds	1,694		(321)	131,870		(22,512)	133,564		(22,833)
Preferred Securities	—		—	278,202		(95,753)	278,202		(95,753)
Corporate Bonds	178,874		(3,176)	124,395		(3,596)	303,269		(6,772)
Government Agency Obligations	564,941		(20,096)	161,466		(3,038)	726,407		(23,134)
	$874,468	$	(50,735)	$926,435	$	(226,304)	$1,800,903	$	(277,039)

Equities, Mutual Funds, Corporate Bonds and Government Agency Obligations - The Company's investments in equity securities, mutual funds, corporate bonds and government agency obligations consist of investments in common stock, preferred stock and debt securities of companies in various industries.  The Company evaluated the near-term prospects of the issuer in relation to the severity and duration of the impairment. Based on that evaluation and the Company's ability and intent to hold these investments for a reasonable period of time sufficient for a forecasted recovery of fair value, the Company does not consider any material investments to be other-than-temporarily impaired at December 31, 2010.

Preferred Securities - The Company's investments in preferred securities consist of investments in preferred stock of companies in various industries.  The Company evaluated the continuing performance of the securities, the credit worthiness of the issuers as well as the near-term prospects of the security in relation to the severity and duration of the impairment. Based on that evaluation and the Company's ability and intent to hold these investments for a reasonable period of time sufficient for a forecasted recovery of fair value, the Company does not consider any material investments to be other-than-temporarily impaired at December 31, 2010.

LIFEWAY FOODS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2010 and 2009

Note 6 – INVENTORIES

Inventories consist of the following:

	December 31,
	2010	2009
Finished goods	$1,636,988	$1,101,885
Production supplies	1,527,064	1,367,457
Raw materials	821,322	827,634
Total inventories	$3,985,374	$3,296,976

Note 7 – PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	December 31,
	2010	2009
Land	$1,178,160	$1,178,160
Buildings and improvements	11,328,860	10,380,393
Machinery and equipment	13,713,649	12,525,241
Vehicles	976,745	961,245
Office equipment	352,135	255,616
Construction in process	96,990	81,608
	27,646,539	25,382,263
Less accumulated depreciation	12,493,826	11,100,081
Total property and equipment	$15,152,713	$14,282,182

Depreciation expense during the years ended December 31, 2010 and 2009 was $1,393,745 and $1,134,404, respectively.

LIFEWAY FOODS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2010 and 2009

Note 8 – ACCRUED EXPENSES

Accrued expenses consist of the following:

	December 31,
	2010	2009
Accrued payroll and payroll taxes	$181,274	$191,744
Accrued property tax	273,876	306,707
Other	54,309	115,893
	$509,459	$614,344

Note 9 – NOTES PAYABLE

Notes payable consist of the following:

	December 31,
	2010	2009

Note payable to Private Bank in monthly installments of $42,222, plus variable interest rate, currently at 2.761%, with a balloon payment of $5,066,667 due February 6, 2014. Collateralized by substantially all assets of the Company.	$6,628,889	$7,135,556

Line of credit with Private Bank at variable interest rate, currently at 2.761%. The agreement has been extended with terms allowing borrowings up to $2.0 million, maturing in May 2011. Collateralized by substantially all assets of the Company.	—	500,000

Line of credit with Morgan Stanley for borrowings up to $2.8 million at variable interest rate, currently at 3.01% due on demand. Collateralized by investments with a fair value of $679,508, cash and cd’s totaling $2,578,373 at December 31, 2010.	2,344,946	2,468,151

Notes payable to Ilya Mandel & Michael Edelson, subordinated to Private Bank, payable in quarterly installments of $341,875, plus interest at the floating rate per annum (3.25% at December 31, 2010). This balance was paid in full during August, 2010.	—	1,628,822
Total notes payable	8,973,835	11,732,529
Less current maturities	2,851,610	4,842,315
Total long-term portion	$6,122,225	$6,890,214

At December 31, 2010, the Company was not in compliance with the fixed charge ratio and capital expenditure covenants with Private Bank at December 31, 2010.  A debt covenant waiver was obtained subsequent to year end.

LIFEWAY FOODS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2010 and 2009

Note 9 – NOTES PAYABLE - Continued

Maturities of notes payables are as follows:

For the Period Ended December 31,

2011	$2,851,610
2012	506,664
2013	506,664
2014	5,108,897
Total	$8,973,835

Note 10 – PROVISION FOR INCOME TAXES

The provision for income taxes consists of the following:

	For the Years Ended
	December 31,
	2010	2009
Current:
Federal	$2,269,819	$2,045,904
State and local	651,085	443,592
Total current	2,920,904	2,489,496
Deferred	(96,918)	389,754
Provision for income taxes	$2,823,986	$2,879,250

A reconciliation of the provision for income taxes and the income tax computed at the statutory rate is as follows:

	For the Years Ended
	December 31,
	2010	2009
Federal income tax expense computed at the statutory rate	$2,180,228	$2,872,644
State and local tax expense, net	651,085	405,550
Permanent differences	(117,247)	(178,160)
Tax credits and other	109,920	(220,784)
Provision for income taxes	$2,823,986	$2,879,250

LIFEWAY FOODS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2010 and 2009

Amounts for deferred tax assets and liabilities are as follows:

	December 31,
	2010	2009
Non-current deferred tax assets (liabilities) arising from: Temporary differences -
Accumulated depreciation and amortization from purchase accounting adjustments	$(3,673,296)	$(3,781,680)
Capital loss carry-forwards	271,568	337,016
Total non-current net deferred tax liabilities	(3,401,728)	(3,444,664)
Current deferred tax assets arising from:
Unrealized losses on investments	30,320	7,288
Impairment of investments	4,232	59,003
Inventory	168,875	139,730
Allowance for doubtful accounts and discounts	125,043	45,435
Total current deferred tax assets	328,470	251,456
Net deferred tax liability	$(3,073,258)	$(3,193,208)

LIFEWAY FOODS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2010 and 2009

Note 11 – SUPPLEMENTAL CASH FLOW INFORMATION

The Company applied a previous investment in First Juice of $500,000 toward the acquisition.  The impact on the acquisition and intangible assets has been omitted from the investing section of the cash flow statement.

Cash paid for interest and income taxes are as follows:

	For the Years Ended
	December 31,
	2010	2009
Interest	$375,347	$419,186
Income taxes	$2,824,824	$3,432,228

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

As of December 31, 2010 and 2009, there were no stock options outstanding or exercisable.  There were approximately 940,000 shares available for issuance under the Plan at December 31, 2010.

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
December 31, 2010 and 2009

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

The Company has available for sale investment securities measured at fair value on a recurring basis.  All categories of investment securities noted in Note 5 were valued using Level 1 inputs as described above, in 2010 and 2009.  There were no other assets or liabilities measured at fair value on a recurring or non-recurring basis as of December 31, 2010 or 2009.

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

In January 2010, the FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures.   FASB ASU 2010-06 amends the fair value disclosure guidance to include new disclosures and changes to clarify existing disclosure requirements.  ASU 2010-06 was effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements of Level 3 fair value measurements.  Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.  The impact of ASU 2010-06 on the Company’s disclosures was not significant to the consolidated financial statements.

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

As of December 31, 2010, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial and Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our Chief Executive Officer and Chief Financial and Accounting Officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of December 31, 2010 in ensuring that information required to be disclosed by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified under the Exchange Act rules and forms due to the material weaknesses described below. As a result, we performed additional analysis and other post-closing procedures to ensure our consolidated financial statements were prepared in accordance with generally accepted accounting principles. Accordingly, management believes the consolidated financial statements included in this Form 10-K fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented.

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

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management assessed the effectiveness of our internal control over financial reporting as of December 31, 2010. In making its assessment of internal control over financial reporting, management used the criteria described in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. In conjunction with our auditors, management identified certain material weaknesses in the Company’s internal control over financial reporting. A material weakness is a significant deficiency, or a combination of significant deficiencies which when aggregated, results in there being more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by employees in the normal course of their assigned functions. As a result of these material weaknesses, we concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2010 based on the criteria in Internal Control — Integrated Framework. We are taking steps to address these material weaknesses which could possibly have led to a material misstatement in our financial statements if not detected and corrected.

We have identified material weaknesses in our internal control over financial reporting due to incomplete and undocumented system for tracking current programs for advertising and sales promotional discount with current customers. Additionally there was inadequate monitoring of the systems used to generate the financial statements including controls over the identification, recording and review of period end activity pertaining to accounts receivable, accounts payable transactions, fixed assets and inventory. There were inadequate controls over the computation of deferred income tax accounts and inadequate systems in place to review the disclosures for acquisitions required to be included in the financial statements under generally accepted accounting principles.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting, identified in connection with the evaluation required by the Exchange Act, that occurred during this fiscal quarter ended December 31, 2010, which has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION.

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

DIRECTORS AND EXECUTIVE OFFICERS.

LUDMILA SMOLYANSKY, 60, was appointed as a Director by the Board to fill a vacancy created by an increase of the maximum number of Directors up to seven and unanimously elected as the Chairperson of the Board in November 2002. For more than 20 years, Mrs. Smolyansky has been the operator of several independent delicatessen, gourmet food distributorship businesses and imported food distributorships. In 2002, prior to the commencement of her tenure as a Director, she was hired by the Company as its General Manager. Mrs. Smolyansky devotes as much time as necessary to the business of the Company and currently holds no other directorships in any other reporting company. Mrs. Smolyansky is the mother of Julie Smolyansky (the President, Chief Executive Officer, and a Director of the Company) and Edward P. Smolyansky (the Company Treasurer and Chief Financial and Accounting Officer). Mrs. Smolyansky brings many years of food industry experience to the Board.

JULIE SMOLYANSKY, 35, was appointed as a Director, and elected President, CEO, CFO and Treasurer of the Company by the Board of Directors to fill the vacancies in those positions created by the death of her father, Michael Smolyansky, in June 2002. She is a graduate with a Bachelor’s degree from the University of Illinois at Chicago. Prior to her appointment, Ms. Smolyansky spent six years as the Company’s Director of Sales and Marketing. She devotes as much time as necessary to the business of the Company and currently holds no other directorships in any other reporting company. Ms. Smolyansky is the daughter of Ludmila Smolyansky, the Chairperson of the Board. In 2004, Ms. Smolyansky resigned as CFO and Treasurer and Edward Smolyansky, Ms. Smolyansky’s brother, was appointed to such positions. Ms. Smolyansky brings historical and operational expertise and experience to the Board.

POL SIKAR, 62, has been a Director of the Company since its inception in February 1986. He is a graduate with a Master’s degree from the Odessa State Institute of Civil Engineering in Russia. For more than 12 years, he has been President and a major shareholder of Montrose Glass & Mirror Co., a company providing glass and mirror products to the wholesale and retail trade in the greater Chicago area. Mr. Sikar devotes as much time as necessary to the business of the Company. Mr. Sikar holds no other directorships in any other reporting company. Mr. Sikar has been a Director since inception and brings a histroical perspective to the Board.

RENZO BERNARDI, 58, has been a Director of the Company since 1994. Mr. Bernardi is the president and founder of Renzo & Sons, Inc., a Dairy and Food Service Company which has been in business since 1969 (formerly, Renzo-Milk Distribution Systems). He has over 30 years of experience in the dairy distribution industry. Mr. Bernardi is a graduate of Instituto Teonico E Commerciale of Macomer, Sardinia. Mr. Bernardi devotes as much time as necessary to the business of the Company. Mr. Bernardi holds no other directorships in any other reporting company. Mr. Bernardi brings deep industry experience to the Board.

GUSTAVO CARLOS VALLE, 46, has been a Director of the Company since June 19, 2009.  He is an Argentine citizen and was appointed President and CEO of the Dannon Company, Inc. effective April 1, 2009.  Mr. Valle joined Danone Argentina in 1996 as Vice President Finance where he  became CEO of Danone Waters Argentina in 2002.  Two years later, he was appointed CEO of Danone Brazil.  Mr. Valle graduated in Economics from Buenos Aires University in Argentina.  Mr. Valle holds no other directorships in any other reporting company. Mr. Valle has been designated by DS Waters, L.P. (as the related successor to The Dannon Company, Inc.) to be its representative to the Board in accordance with the terms of that certain Stockholder’s Agreement, as amended, between the Company and Dannon. Mr. Valle brings deep industry experience to the Board.

JULIE OBERWEIS, 36, has served as a Director of the Company since June 2006. She is the co-founder and CFO of Stratigent, LLC, a web analytics consulting company. Prior to Stratigent, she worked in investment consulting at Cambridge Associates as well as at Ritchie Capital Management, L.L.C., a global alternative asset management firm. She currently sits on the board of Oberweis Group, Inc., the holding company of Oberweis Dairy, and the DuPage Childrens Museum. Julie holds a degree in finance from the University of Illinois and is a Chartered Financial Analyst (CFA) charterholder. Ms Oberweis brings to the Board financial and accounting experience, as well as industry experience.

EDWARD P. SMOLYANSKY, 31, was appointed as Chief Financial and Accounting Officer and Treasurer of Lifeway in November 2004. He had served as the Controller of the Company from June 2002 until such time. He received his baccalaureate degree in finance from Loyola University of Chicago in December 2001. Edward P. Smolyansky is the brother of Company President and CEO Julie Smolyansky and the son of Lifeway’s Chairperson of the Board, Ludmila Smolyansky.

KEY EMPLOYEES.

VALERIY NIKOLENKO, 65, Vice President of Operations, has been VP of Operations for 14 years with Lifeway Foods.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities and Exchange Act of 1934 requires the Company’s Officers and Directors, and persons who own more than 10% of a registered class of the Company’s equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (“SEC”). Officers, Directors, and greater than 10% shareholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. Based solely on its review of copies of such reports received or representations from certain reporting persons, the Company believes that, during the year ended December 31, 2010, all Section 16(a) filing requirements applicable to its Officers, Directors and 10% shareholders were timely met.

FAMILY RELATIONSHIPS

Julie Smolyansky, the President, CEO and Director of Lifeway is the daughter of Ludmila Smolyansky, Chairperson of the Board of Directors of Lifeway and the sister of Edward P. Smolyansky. Edward P. Smolyansky, the Chief Financial and Accounting Officer and Treasurer of Lifeway is the son of Ludmila Smolyansky and the brother of Julie Smolyansky.

CODE OF ETHICS

The Company has adopted a Code of Ethics applicable to all Officers which is included in this report as an exhibit hereto.  Any person may, without charge, request a copy of such Code of Ethics by contacting the Company at (847) 967-1010 or by email at info@lifeway.net.

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

The Company’s Audit Committee consists of Mr. Sikar and Ms. Oberweis, each of whom has an understanding of finance and accounting and is able to read and understand fundamental financial statements. Audit Committee members are appointed by the full Board.  The functions of the Audit Committee are to review the Company’s internal controls, accounting policies and financial reporting practices; to review the financial statements, the arrangements for and scope of the independent audit, as well as the results of the audit engagement; to review the services and fees of the independent auditors, including pre-approval of non-audit services and the auditors’ independence; and to recommend to the Board of Directors for its approval and for ratification by the shareholders the engagement of the independent auditors to serve the following year in examining the accounts of the Company. No member of the Audit Committee is a “financial expert,” as defined in Item 407(d)(5)(ii) of Regulation S-K promulgated by the SEC. The Board examined the qualifications of its Audit Committee members and determined that the present members of the Audit Committee, based on their prior education and professional experience, were sufficiently capable of performing the duties of the Audit Committee in 2010 without being “financial experts” within such definition.

ITEM 11.  EXECUTIVE COMPENSATION.

 Summary Compensation Table as of December 31, 2009 and December 31, 2010

Name	Year	Salary	Bonus	Stock Awards	All other Comp.	Total

Julie Smolyansky, CEO and President(1)(5)	2010 2009	$530,000 $390,153	$75,000 $50,000	$55,087 $84,762	$22,726 $16,926(5)	$682,813 $541,841
Edward P. Smolyansky, CFO Chief Accounting Officer and Treasurer (2)(6)	2010 2009	$530,000 $467,153	$110,000 $50,000	$55,087 $84,762	$28,792 $19,632(6)	$723,879 $621,547
Ludmila Smolyansky, Chairman (3)	2010 2009	$440,000 $359,926	$120,000 $60,000	—	$11,234 $8,700	$463,234 $428,626
Val Nikolenko, Vice President of Operations and Secretary (4)(7)	2010 2009	$122,000 $124,602	$40,000 $20,000	$5,508 $8,476	$15,930 $15,664(7)	$183,438 $168,742

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

(5)
Represents (i) the Company’s portion of the matching contributions to the Company’s 401(k) plan on behalf of the following named executive officer, Julie Smolyansky:  $0 for 2010 and $0 for 2009; and (ii) the following amounts related to personal usage of automobiles leased by the Company, and related insurance and fuel, for 2009 and 2010;  $13,126 for 2010 and $13,126 for 2009 for 2010 of lease payments, $7,800 for 2010 and $2,000 for 2009 of insurance premiums and $1,800 for 2010 and $1,800 for 2009 of fuel.

(6)
Represents (i) the Company’s portion of the matching contributions to the Company’s 401(k) plan on behalf of the following named executive officer, Edward Smolyansky:  $16,860 for 2010 and $8,700 for 2009; and (ii) the following amounts related to personal usage of automobiles leased by the Company, and related insurance and fuel, for 2009 and 2010;  $7,132 for 2010 and $7,132 for 2009 of lease payments, $3,000 for 2010 and $2,000 for 2009 of insurance premiums and $1,800 for 2010 and $1,800 for 2009 of fuel.

(7)
Represents (i) the Company’s portion of the matching contributions to the Company’s 401(k) plan on behalf of the following named executive officer, Val Nikolenko:  $6,050 for 2010 and $5,784 for 2009; and (ii) the following amounts related to personal usage of automobiles leased by the Company, and related insurance and fuel, for 2009 and 2010;  $7,080 for 2010 and $7,080 for 2009 of lease payments, $1,000 for 2010 and $1,000 for 2009 of insurance premiums and  $1,800 for 2010 and $1,800 for 2009 of fuel.

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

There are no employment agreements with other executive officers (written or unwritten).

Outstanding Equity Awards At December 31, 2010
	Stock Awards
Name	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested
Julie Smolyansky	0	$0
Edward Smolyansky	0	$0
Ludmila Smolyansky	0	$0
Val Nikolenko	0	$0

On June 9, 1995, the Company filed a registration statement on Form S-8 with the Securities and Exchange Commission in connection with the “Lifeway Foods, Inc. Consulting and Services Compensation Plan” (the “Plan”) covering 1,200,000, as adjusted, shares of its Common Stock. The Plan was adopted by the Company on June 5, 1995. Pursuant to such Plan, the Company may issue common stock or options to purchase common stock to certain consultants, service providers, and employees of the Company.  There were a total of approximately 940,000 shares eligible for issuance under the Plan at December 31, 2010.  The option price, number of shares, grant date, and vesting terms are determined at the discretion of the Company’s Board of Directors.

As of December 31, 2010, there were no stock options outstanding or exercisable.

On May 28, 2009, Lifeway's Board of Directors approved awards of an aggregate amount of 18,000 shares to be awarded under its Employee and Consulting Services and Compensation Plan to certain key employees and consultants for services rendered to the Company.  The stock awards were made on May 28, 2009 and have vesting periods of one year. The expense for the awards is measured as of July 14, 2009 at $14.69 per share for 18,000 shares, or a total stock award expense of $264,420. This expense was recognized as the stock awards vest in 12 equal portions of $22,035, or 1,500 shares per month for one year.

Director Compensation as of December 31, 2010
Name	Fees Earned or Paid in Cash	Total
Pol Sikar	$2,000	$2,000
Renzo Bernardi	$2,000	$2,000
Julie Oberweis	$2,000	$2,000

During 2010, each outside (non-employee) director was compensated at the rate of $500 per non-annual meeting attended. Neither any employee director (Ludmila Smolyansky and Julie Smolyansky) nor any Director serving as the nominee of Danone (Gustavo Carlos Valle) was compensated as a Director during 2010.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	0	$0	940,000
Equity compensation plans not approved by security holders	0	$0	---
Total	0	$0	---
_____________________
*All of Lifeway’s equity compensation plans have been approved by its shareholders.

The following table sets forth certain information known to the Company regarding the beneficial ownership of the Company’s Common Stock, the Company’s only outstanding class of securities, as of March 1, 2011 by (a) each shareholder known by the Company to be the beneficial owner of more than five percent of the Company’s Common Stock, (b) each of the Company’s directors, (c) each of the Company’s executive officers named in the Summary Compensation Table above and (d) all executive officers and directors of the Company as a group. The shareholders listed below have sole voting and investment power except as noted.

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership	Percent of Class(2)
Ludmila Smolyansky(3)	7,503,354	45.5%
Julie Smolyansky(3)	539,560	3.27%
Edward Smolyansky(3)	326,046	1.98%
Pol Sikar(3)	3,000	*
Renzo Bernardi(3)	14,900	*
Gustavo Carlos Valle (3,4)	0	*
Julie Oberweis(3)	0	*
Val Nikolenko	5,000	*
All Directors and Officers of the Company as a Group (Eight persons in total)	8,391,860	50.9%
Danone Foods, Inc.	3,454,756	20.9%
GAMCO Investors, Inc.(5)	831,105	5.03%
_____________________
*Less than .01%.

NOTES TO BENEFICIAL OWNERSHIP TABLE

(1)
With the exception of Gustavo Carlos Valle and Danone Foods, Inc., the address for all Directors and shareholders listed in this table is 6431 Oakton St., Morton Grove, IL 60053. The address Gustavo Carlos Valle and Danone Foods, Inc. is 100 Hillside Avenue, White Plains, NY 10603-2861.

(2)	Based upon 16,502,566 shares of Common Stock outstanding as of March 1, 2011.

(3)	A director or officer of the Company.

(4)	Mr. Valle is also an officer of the Dannon Company, Inc., which is an affiliate of Danone Foods, Inc.

(5)	Mario J. Gabelli directly or indirectly controls or acts as the chief investment officer of the following entities. Gabelli Funds, LLC owns 326,000 shares or 1.96% of the Company; GAMCO Asset Management, Inc. owns 286,305 shares or 1.73% of the Company; Teton Advisors, Inc. owns 213,000 shares or 1.29% of the Company; Mario J. Gabelli owns 5,500 shares or 0.03% of the Company. Collectively, Mario J. Gabelli and the foregoing entities hold more than 5% of the aggregate outstanding shares of the Company. The foregoing is based solely on the number of shares reported in the most recent Schedule 13D, and filed by such shareholders with the SEC through February 7, 2011.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

Related Transactions

Based on a review of the questionnaires that our directors and employees subject to Section 16 of the Exchange Act of 1934 completed and a review of our internal records on any related person that were identified in such questionnaires, we have determined that there are no related party transactions in excess of the lesser $120,000 or 1% of the average of the Company’s total assets for each of 2009 and 2010, since the beginning of 2009 or currently proposed, involving the Company.

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

 ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES.

AUDIT FEES

In 2010 and 2009, Plante & Moran, PLLC, billed Lifeway approximately $186,665 and $177,536, respectively, for professional services rendered for the audit of Lifeway’s annual financial statements and review of financial statements included in Lifeway’s Forms 10-Q or services that are normally provided in connection with statutory and regulatory filings or engagements in 2009 and 2010.

AUDIT-RELATED FEES

None.

TAX FEES

No professional services were rendered by Plante & Moran, PLLC to Lifeway regarding tax advice, tax compliance and tax planning during 2009 and 2010.

ALL OTHER FEES

No other fees were billed to Lifeway by Plante & Moran, PLLC during 2009 and 2010 other than those described in this report.

No hours expended by Plante & Moran, PLLC in its engagement to audit Lifeway’s financial statements for the most recent fiscal year were attributable to work performed by persons other than Plante’s full-time permanent employees. The Audit Committee has approved 100% of all services performed by Plante for Lifeway and disclosed above.

AUDIT COMMITTEE PRE-APPROVAL POLICIES AND PROCEDURES

The Lifeway Audit Committee (the “Committee”), comprised of Messrs. Julie Oberweis and Pol Sikar, pre-approved Plante & Moran, PLLC as the Company’s independent auditor for the year-ended December 31, 2010 and has adopted the following guidelines regarding the engagement of the Company’s independent auditor to perform services for the Company:

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

3.1	Amended and Restated Bylaws (incorporated by reference to Exhibit No. 3.5 of Lifeway’s Current Report on Form 8-K dated and filed on December 10, 2002). (File No. 000-17363)

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

10.2
Stock Purchase Agreement dated October 1, 1999 by and among Danone Foods, Inc., Lifeway Foods, Inc., Michael Smolyansky and certain other parties (incorporated by reference to Exhibit 10.10 of Lifeway’s Current Report on Form 8-K dated October 1, 1999, and filed October 12, 1999).  (File No. 000-17363)

10.3
Stockholders’ Agreement dated October 1, 1999 by and among Danone Foods, Inc., Lifeway Foods, Inc., Michael Smolyansky and certain other parties (incorporated by reference to Exhibit 10.11 of Lifeway’s Current Report on Form 8-K dated October 1, 1999, and filed October 12, 1999).  (File No. 000-17363)

10.4
Letter Agreement dated December 24, 1999 (amending original Stockholders’ Agreement with Danone Foods, Inc.) (incorporated by reference to Exhibit 10.12 of Lifeway’s Current Report on Form 8-K dated December 24, 1999, and filed January 12, 2000).  (File No. 000-17363)

10.5
Employment Agreement, dated September 12, 2002, between Lifeway Foods, Inc. and Julie Smolyansky (incorporated by reference to Exhibit 10.14 of Amendment No. 2 filed April 30, 2003 to Lifeway’s Quarterly Report on Form 10-QSB/A for the quarter ended September 30, 2002). (File No. 000-17363)

10.6
Loan and Security Agreement dated February 6, 2009 by and among Lifeway Foods, Inc., Fresh Made, Inc., LFI Enterprises, Inc., Helios Nutrition Limited, Pride Main Street Dairy, LLC and Starfruit, LLC and The Private Bank and Trust Company (incorporated by reference to Exhibit 10.1 of Lifeway’s Current Report on Form 8-K dated February 6, 2009 and filed on February 13, 2009).  (File No. 000- 17363)

10.7
First Modification Agreement dated August 13, 2009 by and among The PrivateBank and Trust Company, Lifeway Foods, Inc., Fresh Made, Inc., Helios Nutrition Limited, Pride of Main Street Dairy, LLC and Starfruit, LLC (incorporated by reference to Exhibit 10.15 of Lifeway’s Current Report on Form 10-K dated December 31, 2010 and filed on March 31, 2010).  (File No. 000- 17363)

10.8
Second Modification Agreement dated November 12, 2009 by and among The PrivateBank and Trust Company, Lifeway Foods, Inc., Fresh Made, Inc., Helios Nutrition Limited, Pride of Main Street Dairy, LLC and Starfruit, LLC (incorporated by reference to Exhibit 10.16 of Lifeway’s Current Report on Form 10-K dated December 31, 2010 and filed on March 31, 2010).  (File No. 000- 17363)

10.9
Third Modification Agreement dated February 6, 2010 by and among The PrivateBank and Trust Company, Lifeway Foods, Inc., Fresh Made, Inc., Helios Nutrition Limited, Pride of Main Street Dairy, LLC and Starfruit, LLC (incorporated by reference to Exhibit 10.17 of Lifeway’s Current Report on Form 10-K dated December 31, 2010 and filed on March 31, 2010).  (File No. 000- 17363)

10.10
Fourth Modification Agreement dated March 31, 2011 by and among The PrivateBank and Trust Company, Lifeway Foods, Inc., Fresh Made, Inc., Helios Nutrition Limited, Pride of Main Street Dairy, LLC and Starfruit, LLC as filed herewith.

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

LIFEWAY FOODS, INC.

Date: March 31, 2011	By:	/s/ Julie Smolyansky
Julie Smolyansky
Chief Executive Officer, President, and Director

Date: March 31, 2011	By:	/s/ Edward P. Smolyansky
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

/s/ Julie Smolyansky
Julie Smolyansky
Date: March 31, 2011	Chief Executive Officer, President, and Director

/s/ Ludmila Smolyansky
Ludmila Smolyansky
Date: March 31, 2011	Chairperson of the Board of Directors

/s/ Pol Sikar
Pol Sikar
Date: March 31, 2011	Director

Gustavo Carlos Valle
Date:	Director

/s/ Renzo Bernardi
Renzo Bernardi
Date: March 31, 2011	Director

Julie Oberweis
Date:	Director

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

10.2
Stock Purchase Agreement dated October 1, 1999 by and among Danone Foods, Inc., Lifeway Foods, Inc., Michael Smolyansky and certain other parties (incorporated by reference to Exhibit 10.10 of Lifeway’s Current Report on Form 8-K dated October 1, 1999, and filed October 12, 1999).  (File No. 000-17363)

10.3
Stockholders’ Agreement dated October 1, 1999 by and among Danone Foods, Inc., Lifeway Foods, Inc., Michael Smolyansky and certain other parties (incorporated by reference to Exhibit 10.11 of Lifeway’s Current Report on Form 8-K dated October 1, 1999, and filed October 12, 1999).  (File No. 000-17363)

10.4
Letter Agreement dated December 24, 1999 (amending original Stockholders’ Agreement with Danone Foods, Inc.) (incorporated by reference to Exhibit 10.12 of Lifeway’s Current Report on Form 8-K dated December 24, 1999, and filed January 12, 2000).  (File No. 000-17363)

10.5
Employment Agreement, dated September 12, 2002, between Lifeway Foods, Inc. and Julie Smolyansky (incorporated by reference to Exhibit 10.14 of Amendment No. 2 filed April 30, 2003 to Lifeway’s Quarterly Report on Form 10-QSB/A for the quarter ended September 30, 2002). (File No. 000-17363)

10.6
Loan and Security Agreement dated February 6, 2009 by and among Lifeway Foods, Inc., Fresh Made, Inc., LFI Enterprises, Inc., Helios Nutrition Limited, Pride Main Street Dairy, LLC and Starfruit, LLC and The Private Bank and Trust Company (incorporated by reference to Exhibit 10.1 of Lifeway’s Current Report on Form 8-K dated February 6, 2009 and filed on February 13, 2009).  (File No. 000- 17363)

10.7
First Modification Agreement dated August 13, 2009 by and among The PrivateBank and Trust Company, Lifeway Foods, Inc., Fresh Made, Inc., Helios Nutrition Limited, Pride of Main Street Dairy, LLC and Starfruit, LLC (incorporated by reference to Exhibit 10.15 of Lifeway’s Current Report on Form 10-K dated December 31, 2010 and filed on March 31, 2010).  (File No. 000- 17363)

10.8
Second Modification Agreement dated November 12, 2009 by and among The PrivateBank and Trust Company, Lifeway Foods, Inc., Fresh Made, Inc., Helios Nutrition Limited, Pride of Main Street Dairy, LLC and Starfruit, LLC (incorporated by reference to Exhibit 10.16 of Lifeway’s Current Report on Form 10-K dated December 31, 2010 and filed on March 31, 2010).  (File No. 000- 17363)

10.9
Third Modification Agreement dated February 6, 2010 by and among The PrivateBank and Trust Company, Lifeway Foods, Inc., Fresh Made, Inc., Helios Nutrition Limited, Pride of Main Street Dairy, LLC and Starfruit, LLC (incorporated by reference to Exhibit 10.17 of Lifeway’s Current Report on Form 10-K dated December 31, 2010 and filed on March 31, 2010).  (File No. 000- 17363)

10.10
Fourth Modification Agreement dated March 31, 2011 by and among The PrivateBank and Trust Company, Lifeway Foods, Inc., Fresh Made, Inc., Helios Nutrition Limited, Pride of Main Street Dairy, LLC and Starfruit, LLC as filed herewith.

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