Form 10-Q
period 2011-03-31
LIFEWAY FOODS INC
filed 2011-05-16
CIK 814586

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  March 31, 2011

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

As of March 31, 2011, the issuer had 16,443,809 shares of common stock, no par value, outstanding.

LIFEWAY FOODS, INC.
CONTENTS TO FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS.

LIFEWAY FOODS, INC. AND SUBSIDIARIES
Consolidated Statements of Financial Condition
March 31, 2011 and 2010 (Unaudited) and December 31, 2010

	(Unaudited)
	March 31,		December 31,
	2011	2010	2010
ASSETS

Current assets
Cash and cash equivalents	$2,075,791	$652,177	$3,229,939
Investments	1,314,382	4,397,781	1,079,232
Certificates of deposits in financial institutions	250,000	550,000	250,000
Inventories	4,752,054	3,869,825	3,985,374
Accounts receivable, net of allowance for doubtful accounts and discounts	8,346,560	7,726,348	6,793,276
Prepaid expenses and other current assets	126,919	38,447	158,315
Other receivables	74,879	49,081	104,680
Deferred income taxes	368,176	303,431	328,470
Refundable income taxes	---	476,915	906,748
Total current assets	17,308,761	18,064,005	16,836,034

Property and equipment, net	15,129,655	14,481,822	15,152,713

Intangible assets
Goodwill and other non amortizable brand assets	14,068,091	13,806,091	14,068,091
Other intangible assets, net of accumulated amortization of $2,500,066 and $1,773,968 at March 31, 2011 and 2010 and $2,304,107 at December 31, 2010, respectively	5,805,934	6,083,670	6,001,893
Total intangible assets	19,874,025	19,889,761	20,069,984

Other assets	---	500,000	---

Total assets	$52,312,441	$52,935,588	$52,058,731

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Checks written in excess of bank balances	$1,067,073	$533,458	$1,341,210
Current maturities of notes payable	2,364,774	4,733,354	2,851,610
Accounts payable	3,781,059	3,116,627	4,183,481
Accrued expenses	595,841	637,263	509,459
Accrued income taxes	430,246	---	---
Total current liabilities	8,238,993	9,020,702	8,885,760

Notes payable	5,995,558	6,502,222	6,122,225

Deferred income taxes	3,332,473	3,318,273	3,401,728
Total liabilities	17,567,024	18,841,197	18,409,713

Stockholders' equity
Common stock, no par value; 20,000,000 shares authorized; 17,273,776 shares issued; 16,443,809 shares outstanding at March 31, 2011; 17,273,776 shares issued; 16,754,572 shares outstanding at March 31, 2010; 17,273,776 shares issued; 16,536,657 shares outstanding at December 31, 2010	6,509,267	6,509,267	6,509,267
Paid-in-capital	2,032,516	1,992,257	2,032,516
Treasury stock, at cost	(7,271,836)	(4,182,190)	(6,425,546)
Retained earnings	33,501,646	29,722,098	31,575,875
Accumulated other comprehensive income (loss), net of taxes	(26,176)	52,959	(43,094)
Total stockholders' equity	34,745,417	34,094,391	33,649,018

Total liabilities and stockholders' equity	$52,312,441	$52,935,588	$52,058,731

See accompanying notes to financial statements

LIFEWAY FOODS, INC. AND SUBSIDIARIES
Consolidated Statements of Income and Comprehensive Income
For the Three Months Ended March 31, 2011 and 2010 (Unaudited)
and for the Year Ended December 31, 2010

	(Unaudited)
	March 31				December 31,
	2011		2010		2010

Sales	$19,047,266		$15,964,159		$63,543,445
Less: discounts and allowances	(1,743,363)		(1,075,013)		(5,043,552)
Net Sales	17,303,903	17,303,903	14,889,146	14,889,146	58,499,893	58,499,893

Cost of goods sold		9,651,272		8,076,612		36,926,973
Depreciation expense		376,513		403,375		1,393,745

Total cost of goods sold		10,027,785		8,479,987		38,320,718

Gross profit		7,276,118		6,409,159		20,179,175

Selling expenses		2,221,808		1,994,847		7,603,098
General and administrative		1,592,729		1,490,157		5,576,908
Amortization expense		195,959		175,760		724,537

Total Operating Expenses		4,010,496		3,660,764		13,904,543

Income from operations		3,265,622		2,748,395		6,274,632

Other income (expense):
Interest and dividend income		17,593		54,508		260,552
Rental income		---		1,235		11,785
Interest expense		(62,130)		(95,942)		(350,997)
Gain (loss) on sale of investments, net		(2,597)		(29,259)		250,480
Total other income (expense)		(47,134)		(69,458)		171,820

Income before provision for
income taxes		3,218,488		2,678,937		6,446,452

Provision for income taxes		1,292,717		910,248		2,823,986

Net income		$1,925,771		$1,768,689		$3,622,466

Basic and diluted earnings
per common share		0.12		0.11		0.22

Weighted average number of
shares outstanding		16,489,954		16,761,774		16,663,557

COMPREHENSIVE INCOME

Net income		$1,925,771		$1,768,689		$3,622,466

Other comprehensive income
(loss), net of tax:
Unrealized gains on
investments (net of tax)		15,451		46,143		114,297
Less reclassification adjustment
for (gains) losses included in
net income (net of taxes)		1,467		17,175		(147,032)

Comprehensive income		$1,942,689		$1,832,007		$3,589,731

See accompanying notes to financial statements

LIFEWAY FOODS, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders' Equity
For the Three Months Ended March 31, 2011 and 2010 (Unaudited)
and for the Year Ended December 31, 2010

	Common Stock, No Par Value							Accumulated
	20,000,000 Shares		# of Shares					Other
	Authorized		of					Comprehensive
	# of Shares	# of Shares	Treasury	Common	Paid In	Treasury	Retained	Income (Loss),
	Issued	Outstanding	Stock	Stock	Capital	Stock	Earnings	Net of Tax	Total

Balances at December 31, 2009	17,273,776	16,778,555	495,221	$6,509,267	$1,965,786	$(3,846,773)	$27,953,409	$(10,359)	32,571,330

Redemption of stock	---	(252,398)	252,398	---	---	(2,666,288)	---	---	(2,666,288)

Issuance of treasury stock for compensation	---	10,500	(10,500)	---	66,730	87,515	---	---	154,245

Issuance of treasury stock for Fresh Made acquisition	---			---			---	---	---

Other comprehensive income (loss):
Unrealized gains on securities, net of taxes and reclassification adjustment	---	---	---	---	---	---	---	(32,735)	(32,735)

Net income for the year ended December 31, 2010	---	---	---	---	---	---	3,622,466	---	3,622,466

Balances at December 31, 2010	17,273,776	16,536,657	737,119	$6,509,267	$2,032,516	$(6,425,546)	$31,575,875	$(43,094)	$33,649,018

Balances at January 1, 2010	17,273,776	16,778,555	495,221	$6,509,267	$1,965,786	$(3,846,773)	$27,953,409	$(10,359)	$(32,571,330)

Redemption of stock	---	(28,365)	28,365	---	---	(340,105)	---	---	(340,105)

Issuance of treasury stock for compensation	---	4,382	(4,382)	---	26,471	4,688	---	---	31,159

Other comprehensive income (loss):
Unrealized gains on securities, net of taxes and reclassification adjustment	---	---	---	---	---	---	---	63,318	63,318

Net income for the three months ended March 31, 2010	---	---	---	---	---	---	1,768,689	---	1,768,689

Balances at March 31, 2010	17,273,776	16,754,572	519,204	$6,509,267	$1,992,257	$(4,182,190)	$29,722,098	$52,959	$34,094,391

Balances at January 1, 2011	17,273,776	16,536,657	737,119	$6,509,267	$2,032,516	$(6,425,546)	$31,575,875	$(43,094)	$33,649,018

Redemption of stock	---	(92,848)	92,848	---	---	(846,290)	---	---	(846,290)

Other comprehensive income (loss):
Unrealized gains on securities, net of taxes and reclassification adjustment	---	---	---	---	---	---	---	16,918	16,918

Net income for the three months ended March 31, 2011	---	---	---	---	---	---	1,925,771	---	1,925,771

Balances at March 31, 2011	17,273,776	16,443,809	829,967	$6,509,267	$2,032,516	$(7,271,836)	$33,501,646	$(26,176)	$34,745,417

See accompanying notes to financial statements

LIFEWAY FOODS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 2011 and 2010 (Unaudited)
and for the Year Ended December 31, 2010

	(Unaudited)
	March 31,		December
	2011	2010	2010

Cash flows from operating activities:
Net income	$1,925,771	$1,768,689	$3,622,466
Adjustments to reconcile net income to net
cash flows from operating activities, net of acquisition:
Depreciation and amortization	572,472	579,135	2,118,282
Loss (Gain) on sale of investments, net	2,597	29,259	(250,480)
Deferred income taxes	(119,129)	(222,915)	(96,918)
Treasury stock issued for compensation	---	31,159	154,245
Increase in allowance for doubtful accounts	20,000	---	17,754
(Increase) decrease in operating assets:
Accounts receivable	(1,573,284)	(1,726,610)	(811,292)
Other receivables	29,801	677	(54,922)
Inventories	(766,680)	(572,849)	(682,398)
Refundable income taxes	906,748	832,063	402,230
Prepaid expenses and other current assets	31,396	2,250	(117,618)
Increase (decrease) in operating liabilities:
Accounts payable	(402,422)	352,627	1,419,479
Accrued expenses	86,382	22,919	(104,885)
Income taxes payable	430,246	---	---
Net cash provided by operating activities	1,143,898	1,096,404	5,615,943

Cash flows from investing activities:
Purchases of investments	(445,049)	(356,498)	(2,161,552)
Proceeds from sale of investments	234,388	531,455	5,669,158
Proceeds from redemption of certificates of deposit	---		402,005
Purchases of property and equipment	(353,455)	(603,015)	(2,229,274)
Acquisition of the assets of First Juice	---	---	(270,000)
Net cash provided by (used in) investing activities	(564,116)	(428,058)	1,410,337

Cash flows from financing activities:
Proceeds of note payable	---	---	250,000
Checks written in excess of bank balances	(274,137)	190,482	998,234
Purchases of treasury stock	(846,290)	(340,105)	(2,666,288)
Repayment of notes payable	(613,503)	(496,953)	(3,008,694)
Net cash used in financing activities	(1,733,930)	(646,576)	(4,426,748)

Net (decrease) increase in cash and cash equivalents	(1,154,148)	21,770	2,599,532

Cash and cash equivalents at the beginning of the period	3,229,939	630,407	630,407

Cash and cash equivalents at the end of the period	$2,075,791	$652,177	$3,229,939

See accompanying notes to financial statements

LIFEWAY FOODS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2011 and 2010
and December 31, 2010

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

Principles of consolidation
The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, LFI Enterprises, Inc., Helios Nutrition, Ltd., Pride of Main Street, L.L.C., Starfruit, L.L.C., Fresh Made, Inc. and Starfruit Franchisor, L.L.C.  In 2010, the Company acquired the assets of First Juice and consolidated the operations into the operations of the Company.  All significant intercompany accounts and transactions have been eliminated.  The financial statements include the results of operations from the acquisition of the assets of First Juice from October 14, 2010 through the end of the period (see Note 3).

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
March 31, 2011 and 2010
and December 31, 2010

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

Accounts receivable are recorded at invoice amounts, and reduced to their estimated net realizable value by recognition of an allowance for doubtful accounts and anticipated discounts.  The Company’s estimate of the allowances for doubtful accounts and anticipated discounts are based upon historical experience, its evaluation of the current status and contract terms of specific receivables, and unusual circumstances, if any.  Accounts are considered past due if payment is not made on a timely basis in accordance with the Company’s credit terms.  Accounts considered uncollectible are charged against the allowance.

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
March 31, 2011 and 2010
and December 31, 2010

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

The Company reviews intangible assets and their related useful lives at least once per year to determine if any adverse conditions exist that would indicate the carrying value of these assets may not be recoverable.   The Company conducts more frequent impairment assessments if certain conditions exist, including:  a change in the competitive landscape, any internal decisions to pursue new or different strategies, a loss of a significant customer, or a significant change in the market place including changes in the prices paid for the Company’s products or changes in the size of the market for the Company’s products.

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
March 31, 2011 and 2010
and December 31, 2010

Note 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – Continued

The Company has analyzed filing positions in all of the federal and state jurisdictions where it is required to file income tax returns, as well as all open tax years in these jurisdictions. The only periods subject to examination for the Company’s federal return are the 2009 and 2010 tax years. The Company believes that its income tax filing positions and deductions would be sustained on audit and does not anticipate any adjustments that would result in a material change to its financial position. Therefore, no reserves for uncertain income tax positions have been recorded.

During the year ended December 31, 2010, the IRS completed a review of the Company’s 2007 and 2008 federal tax return filings, resulting in a liability of approximately $220,000 being recognized and paid during 2010.  The Company’s policy for recording interest and penalties associated with audits is to record such items as a component of income before taxes. There were no such items during the periods covered in this report.

Treasury stock
Treasury stock is recorded using the cost method.

Advertising and promotional costs
The Company expenses advertising costs as incurred.  For the year ended December 31, 2010 and for the three months ended March 31, 2011 and 2010 total advertising costs and promotional discounts and allowances were $4,545,043, $1,445,997 and $1,361,694, respectively.  For the year ended 2010 and for the three months ended March 31, 2011 and 2010, $2,390,002, $829,345, and $829,068 were classified as advertising expense, respectively, and $2,155,041, $616,652, and $532,626 were considered to be promotional discounts and allowances and were classified as reductions of sales, respectively.

Earnings per common share
Earnings per common share were computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period.  For the three months ended March 31, 2011 and 2010 and for the year ended December 31, 2010, diluted and basic earnings per share were the same, as the effect of dilutive securities options outstanding was not significant.

Reclassification
Certain 2010 balance sheet amounts have been reclassified to conform to the 2011 presentation.

LIFEWAY FOODS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2011 and 2010
and December 31, 2010

Note 3 – ACQUISITIONS

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

Had the acquisition occurred on January 1, 2010, the impact on the gross revenue and net income of the Company would not have been significant and would have had no impact on earnings per share for the full year ended December 31, 2010.

Note 4 – INTANGIBLE ASSETS

Intangible assets, and the related accumulated amortization, consist of the following:

	March 31, 2011		March 31, 2010		December 31, 2010
	Cost	Accumulated Amortization	Cost	Accumulated Amortization	Cost	Accumulated Amortization
Recipes	$43,600	$43,600	$43,600	$43,600	$43,600	$43,600
Customer lists and other customer related intangibles	4,504,200	1,166,160	4,305,200	695,568	4,504,200	1,039,323
Lease acquisition	87,200	81,750	87,200	70,590	87,200	79,941
Customer relationship	985,000	383,056	985,000	300,972	985,000	362,526
Trade names	2,248,000	621,100	1,980,000	484,000	2,248,000	585,267
Formula	438,000	204,400	438,000	160,600	438,000	193,450
	$8,306,000	$2,500,066	$7,857,638	$1,773,968	$8,306,000	$2,304,107

LIFEWAY FOODS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2011 and 2010
and December 31, 2010

Note 4 – INTANGIBLE ASSETS - Continued

Amortization expense is expected to be as follows for the 12 months ending March 31:

2012	$780,200
2013	760,317
2014	714,192
2015	711,367
2016	711,367
Thereafter	2,128,491
$5,805,934

Amortization expense during the three months ended March 31, 2011 and 2010 and the year ended December 31, 2010 was $195,959, $175,760 and $724,537, respectively.

Note 5 – INVESTMENTS

The cost and fair value of investments classified as available for sale are as follows:

March 31, 2011	Cost	Unrealized Gains	Unrealized Losses		Fair Value

Equities	$261,472	$6,227	$	(37,440)	$230,259
Mutual Funds	103,346	1,902		(798)	104,450
Preferred Securities	203,514	---		(12,984)	190,530
Corporate Bonds	792,379	3,941		(7,177)	789,143
Total	$1,360,711	$12,070	$	(58,399)	$1,314,382

March 31, 2010	Cost	Unrealized Gains	Unrealized Losses		Fair Value

Equities	$1,278,619	$190,688	$	(120,631)	$1,348,676
Mutual Funds	228,746	6,781		(4,326)	231,201
Preferred Securities	388,705	7,450		(63,703)	332,452
Corporate Bonds	1,595,713	84,119		(6,877)	1,672,955
Government Agency Obligations	815,778	3,433		(6,714)	812,497
Total	$4,307,561	$292,471	$	(202,251)	$4,397,781

December 31, 2010	Cost	Unrealized Gains	Unrealized Losses		Fair Value

Equities	$225,573	$16,173	$	(68,974)	$172,772
Mutual Funds	202,108	4,661		(2,017)	204,752
Preferred Securities	228,514	—		(18,329)	210,185
Corporate Bonds	496,451	843		(5,771)	491,523
Total	$1,152,646	$21,677	$	(95,091)	$1,079,232

LIFEWAY FOODS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2011 and 2010
and December 31, 2010

Note 5 – INVESTMENTS - Continued

Proceeds from the sale of investments were $5,669,158, $234,388 and $531,455 during the year ended December 31, 2010 and for the three months ended March 31, 2011 and 2010, respectively.

Gross gains of $451,420, $15,652 and $23,737 and gross losses of $200,940, $18,249 and $52,996 were realized on these sales during the year ended December 31, 2010 and for the three months ended March 31, 2011 and 2010, respectively.

The following table shows the gross unrealized losses and fair value of the Company's investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2011 and 2010 and at December 31, 2010:

	Less Than 12 Months			12 Months or Greater			Total
March 31, 2011	Fair Value	Unrealized Losses		Fair Value	Unrealized Losses		Fair Value	Unrealized Losses

Equities	$163,063	$	(7,801)	$25,270	$	(29,639)	$188,333	$	(37,440)
Mutual Funds	20,124		(680)	5,824		(118)	25,948		(798)
Preferred Securities	---		---	190,530		(12,984)	190,530		(12,984)
Corporate Bonds	409,750		(7,177)	---		---	409,750		(7,177)
	$592,937	$	(15,658)	$221,624	$	(42,741)	$814,561	$	(58,399)

	Less Than 12 Months			12 Months or Greater			Total
March 31, 2010	Fair Value	Unrealized Losses		Fair Value	Unrealized Losses		Fair Value	Unrealized Losses

Equities	$79,393	$	(29,937)	$205,060	$	(90,694)	$284,453	$	(120,631)
Mutual Funds	414		(4)	26,034		(4,322)	26,448		(4,326)
Preferred Securities	---		---	310,252		(63,703)	310,252		(63,703)
Corporate Bonds	164,144		(5,510)	103,645		(1,367)	267,789		(6,877)
Government Agency Obligations	479,469		(5,563)	85,376		(1,151)	564,845		(6,714)
	$723,420	$	(41,014)	$730,367	$	(161,237)	$1,453,787		$(202,251)

	Less Than 12 Months			12 Months or Greater			Total
December 31, 2010	Fair Value	Unrealized Losses		Fair Value	Unrealized Losses		Fair Value	Unrealized Losses

Equities	$48,202	$	(11,675)	$101,467	$	(57,299)	$149,669	$	(68,974))
Mutual Funds	—		—	85,061		(2,017)	85,061		(2,017))
Preferred Securities	—		—	210,185		(18,329)	210,185		(18,329))
Corporate Bonds	146,710		(2,296)	122,532		(3,475)	269,242		(5,771))
	$194,912	$	(13,971)	$519,245	$	(81,120)	$714,157	$	(95,091))

LIFEWAY FOODS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2011 and 2010
and December 31, 2010

Note 5 – INVESTMENTS - Continued

Equities, Mutual Funds, Preferred Securities, Corporate Bonds and Government Agency Obligations - The Company's investments in equity securities, mutual funds, corporate bonds and government agency obligations consist of investments in common stock, preferred stock and debt securities of companies in various industries.  As of March 31, 2011, there were nine equity securities, fourteen mutual fund securities, two preferred securities, and five corporate bond securities that had unrealized losses. The Company evaluated the near-term prospects of the issuer in relation to the severity and duration of the impairment. Based on that evaluation and the Company's ability and intent to hold these investments for a reasonable period of time sufficient for a forecasted recovery of fair value, the Company does not consider any material investments to be other-than-temporarily impaired at March 31, 2011.

Note 6 – INVENTORIES

Inventories consist of the following:

	March 31,		December 31,
	2011	2010	2010
Finished goods	$1,959,323	$1,287,500	$1,636,988
Production supplies	1,637,602	1,571,096	1,527,064
Raw materials	1,155,129	1,011,229	821,322
Total inventories	$4,752,054	$3,869,825	$3,985,374

Note 7 – PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	March 31,		December 31,
	2011	2010	2010
Land	$1,178,160	$1,178,160	$ 1,178,160
Buildings and improvements	11,367,274	10,684,220	11,328,860
Machinery and equipment	14,006,251	12,677,396	13,713,649
Vehicles	1,073,745	961,245	976,745
Office equipment	374,564	276,427	352,135
Construction in process	---	207,830	96,990
	27,999,994	25,985,278	27,646,539
Less accumulated depreciation	12,870,339	11,503,456	12,493,826
Total property and equipment	$15,129,655	$14,481,822	$ 15,152,713

Depreciation expense during the three months ended March 31, 2011 and 2010 and for the year ended December 31, 2010 was $376,513, $403,375 and $1,393,745, respectively.

LIFEWAY FOODS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2011 and 2010
and December 31, 2010

Note 8 – ACCRUED EXPENSES

Accrued expenses consist of the following:

	March 31,		December 31,
	2011	2010	2010
Accrued payroll and payroll taxes	$320,531	$298,246	181,274
Accrued property tax	203,933	222,537	273,876
Other	71,377	116,480	54,309
	$595,841	$637,263	509,459

Note 9 – NOTES PAYABLE

Notes payable consist of the following:

	March 31,		December 31,
	2011	2010	2010

Note payable to Private Bank in monthly installments of $42,222, plus variable interest rate, currently at 2.761%, with a balloon payment of $5,066,667 due February 6, 2014. Collateralized by substantially all assets of the Company.	$6,502,222	$7,008,889	6,628,889

Line of credit with Private Bank at variable interest rate, currently at 2.761%. The agreement has been extended with terms allowing borrowings up to $2.0 million, maturing on May 31, 2011. The Company is in the process of negotiating a renewal of this facility at maturity. Collateralized by substantially all assets of the Company.	---	500,000	—

Line of credit with Morgan Stanley for borrowings up to $2.8 million at variable interest rate, currently at 3.01% due on demand. Collateralized by investments with a fair value of $1,077,323, cash and CD’s totaling $1,711,934 at March 31, 2011.	1,858,110	2,484,522	2,344,946

Notes payable to Ilya Mandel & Michael Edelson, subordinated to Private Bank, payable in quarterly installments of $341,875, plus interest at the floating rate per annum (3.25% at March 31, 2010). This balance was paid in full during August, 2010.	---	1,242,165	—
Total notes payable	8,360,332	11,235,576	8,973,835
Less current maturities	2,364,774	4,733,354	2,851,610
Total long-term portion	$5,995,558	$6,502,222	6,122,225

In accordance with the Private Bank agreements referenced above, the Company is subject to minimum fixed charged ratio and tangible net worth thresholds.  At March 31, 2011, the Company was in compliance with these covenants.

LIFEWAY FOODS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2011 and 2010
and December 31, 2010

Note 9 – NOTES PAYABLE - Continued

Maturities of notes payables are as follows:

For the Period Ended March 31,

2012	$2,364,774
2013	506,664
2014	5,488,894
Total	$8,360,332

Note 10 – PROVISION FOR INCOME TAXES

The provision for income taxes consists of the following:

	For the Three Months Ended		For the Year Ended
	March 31,		December 31,
	2011	2010	2010
Current:
Federal	$1,005,605	$916,582	2,269,819
State and local	406,241	216,581	651,085
Total current	1,411,846	1,133,163	2,920,904
Deferred	(119,129)	(222,915)	(96,918)
Provision for income taxes	$1,292,717	$910,248	2,823,986

A reconciliation of the provision for income taxes and the income tax computed at the statutory rate is as follows:

			For the Year
	For the Three Months Ended		Ended
	March 31,		December 31,
	2011	2010	2010
Federal income tax expense computed at the statutory rate	$1,094,286	$910,838	$ 2,180,228
State and local tax expense, net	305,756	128,589	651,085
Permanent differences	(58,415)	(129,179)	(117,247)
Tax credits and other	(48,910)	---	109,920
Provision for income taxes	$1,292,717	$910,248	$ 2,823,986

LIFEWAY FOODS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2011 and 2010
and December 31, 2010

Note 10 – PROVISION FOR INCOME TAXES - Continued

Amounts for deferred tax assets and liabilities are as follows:

	March 31,		December 31,
	2011	2010	2010
Non-current deferred tax assets (liabilities) arising from: Temporary differences -
Accumulated depreciation and amortization from purchase accounting adjustments	$(3,604,041)	$(3,655,289)	$ (3,673,296)
Capital loss carry-forwards	271,568	337,016	271,568
Total non-current net deferred tax liabilities	(3,332,473)	(3,318,273)	(3,401,728)
Current deferred tax assets arising from:
Unrealized losses on investments	24,384	(37,261)	30,320
Impairment of investments	---	59,003	4,232
Inventory	212,089	163,979	168,875
Allowance for doubtful accounts and discounts	131,703	117,710	125,043
Total current deferred tax assets	368,176	303,431	328,470
Net deferred tax liability	$(2,964,297)	$(3,014,842)	$ (3,073,258)

Note 11 – SUPPLEMENTAL CASH FLOW INFORMATION

The Company applied a previous investment in First Juice of $500,000 toward the acquisition.  The impact on the acquisition and intangible assets has been omitted from the investing section of the cash flow statement.

Cash paid for interest and income taxes are as follows:
			For the Year
	For the Three Months Ended		Ended
	March 31,		December 31,
	2011	2010	2010
Interest	$58,624	$106,643	$ 375,347
Income taxes	$200,000	$301,100	$ 2,824,824

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

As of December 31, 2010 and at March 31, 2011 and 2010, there were no stock options outstanding or exercisable.  There were approximately 940,000 shares available for issuance under the Plan at March 31, 2011.

LIFEWAY FOODS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2011 and 2010
and December 31, 2010

Note 12 – STOCK AWARD AND STOCK OPTION PLANS

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

The Company has available for sale investment securities measured at fair value on a recurring basis.  All categories of investment securities noted in Note 5 were valued using Level 1 inputs as described above, in 2011 and 2010.  There were no other assets or liabilities measured at fair value on a recurring or non-recurring basis as of March 31, 2011, March 31, 2010 or December 31, 2010.

LIFEWAY FOODS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2011 and 2010
and December 31, 2010

Note 14 – RECENT ACCOUNTING PRONOUNCEMENTS

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Comparison of Quarter Ended March 31, 2011 to Quarter Ended March 31, 2010

The following analysis should be read in conjunction with the unaudited financial statements of the Company and related notes included elsewhere in this quarterly report and the audited financial statements and Management’s Discussion and Analysis contained in our Form 10-K, for the fiscal year ended December 31, 2010.

Results of Operations

Total consolidated gross sales increased by $3,083,107 (approximately 19%) to $19,047,266 during the three month period ended March 31, 2011 from $15,964,159 during the same three month period in 2010.  This increase is primarily attributable to increased sales and awareness of flagship line, Kefir, as well as ProBugs® Organic Kefir for kids.

Cost of goods sold as a percentage of net sales, excluding depreciation expense, was approximately 55.8% during the first quarter of 2011, compared to approximately 54.2% during the same period in 2010. The slight increase was primarily attributable to the cost of transportation and other petroleum based production supplies partially offset by the decreased cost of conventional milk, our largest raw material.  The cost of milk was approximately 10% lower during the first quarter 2011 when compared to the same period in 2010.  Gross profit increased approximately 14% during the first quarter of 2011 compared with the same period in 2010.

Operating expenses as a percentage of net sales were approximately 23.2% during the first quarter of 2011 compared to approximately 24.6% during the same period in 2010.   This decrease was primarily attributable to decreased promotional allowances as compared to the same period in 2010.

Total operating income increased by $517,227 (approximately 19%) to $3,265,622 during the first quarter of 2011, from $2,748,395 during the same period in 2010.

Total other expenses for the first quarter of 2011 were $47,134 compared with total expenses of $69,458 during the same period in 2010.  This decrease in total other expenses is primarily attributable to a higher realized loss on the sale of investments during the first quarter 2010 compared to the same period in 2011.  Additionally, interest expense decreased by $33,812 to $62,130 during the first quarter of 2011 from $95,942 during the same period in 2010.  Investments are discussed in Note 5 of the Notes to Consolidated Financial Statements.

Total net income was $1,925,771 or $0.12 per share for the three month period ended March 31, 2011 compared to $1,768,689 or $0.11 per share in the same period in 2010.  This represents a 9% increase in net income for the first quarter of 2011 compared to the same period in 2010.

Liquidity and Capital Resources

Sources and Uses of Cash

Net cash provided by operating activities was $1,143,898 during the three months ended March 31, 2011 which is an increase of $47,494 when compared to the same period in 2010.  This increase is primarily attributable to a decrease in deferred income taxes and accounts receivable.

Net cash used in investing activities was $564,116 during the three months ended March 31, 2011 which is an increase of $136,058 compared to the same period in 2010.  This increase is primarily due to an increase in purchases of investments.

The Company had a net increase in cash and cash equivalents of $1,423,614 during the first quarter of 2011 compared to the same period in 2010.  The Company had cash and cash equivalents of $2,075,791 as of March 31, 2011 compared with cash and cash equivalents of $652,177 as of March 31, 2010.

Assets and Liabilities

Total assets were $52,312,441 as of March 31, 2011, which is an increase of $253,710 when compared to December 31, 2010, and a decrease of $623,147 when compared to March 31, 2010.  This is primarily due to the other assets balance of $500,000 related to the Company’s previous investment in preferred stock of First Juice, Inc. as of March 31, 2010.

Total current liabilities were $8,238,993 as of March 31, 2011, which is a decrease of $646,767 when compared to December 31, 2010. Total current liabilities decreased by $781,709 when compared to March 31, 2010.  This is primarily due to the Company’s repayment of notes payable during 2010.

Long term notes payables decreased by $126,667 as of March 31, 2011, when compared to December 31, 2010 and decreased by $506,664 when compared to March 31, 2010.  The balance of the long term notes payable as of March 31, 2011 was $5,995,558.

Total stockholder’s equity was $34,745,417 as of March 31, 2011, which is an increase of $1,096,399 when compared to December 31, 2010.  This is primarily due to the increase in retained earnings of $1,925,771 when compared to December 31, 2010 resulting from net income for the three month period ended March 31, 2011.  Total stockholder’s equity increased by $651,026 when compared to March 31, 2010.  This is primarily due to the increase in retained earnings of $3,779,548, which was offset by an increase in treasury stock of $3,089,646 as of March 31, 2011, when compared to March 31, 2010.

We previously held significant portions of our assets in investments. During the fourth quarter of 2010, we converted certain securities to cash and cash equivalents in order to ensure we had easy access to capital to capitalize on the opportunities we see ahead for our business.  All of our marketable securities are classified as available-for-sale on our balance sheet.  All of these securities are stated thereon at market value as of the end of the applicable period. Gains and losses on the portfolio are determined by the specific identification method.

We anticipate being able to fund the Company’s foreseeable liquidity requirements internally. We continue to explore potential acquisition opportunities in our industry in order to boost sales while leveraging our distribution system to consolidate and lower costs.

Other Developments

On August 24, 2010 the USDA ruled to exempt Kefir beverages from the Class I milk classification, which provides exemptions from the Class I definition for Kefir and other drinkable yogurt products containing at least 20% yogurt (by weight) as well as products intended to be meal replacements. The final rule went into effect January 1, 2011.

This change from Class I to Class II costing should have a positive impact on what Lifeway pays for its key milk ingredient, which is about 80% of the products' cost of goods sold.  The Company reported that in September 2010, it purchased approximately 4.3 million pounds of Class I conventional milk at an average price of $0.18 per pound. Under the new pricing structure, the Company would have paid about $0.16 per pound and saved approximately $85,000.  Historically, the price of Class II milk is typically 10 to 20% lower than the price of Class I milk.

In addition to having a positive effect on gross margins, the improved input costs will allow all of Lifeway’s Kefir-based products to be more competitive with other non-Class I milk products, such as yogurts in the marketplace. This expected increase in cash flow will provide greater financial flexibility, enabling the Company to expand marketing efforts or retain cash for future initiatives. Lifeway expects to see this improvement throughout 2011.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4.    CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As of March 31, 2011, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial and Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our Chief Executive Officer and Chief Financial and Accounting Officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of March 31, 2011 in ensuring that information required to be disclosed by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified under the Exchange Act rules and forms due to the material weaknesses described in our Form 10-K filed on March 31, 2011.   As a result, we performed additional analysis and other post-closing procedures to ensure our consolidated financial statements were prepared in accordance with generally accepted accounting principles. Accordingly, management believes the consolidated financial statements included in this Form 10-Q fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS.

None.

ITEM 1A.    RISK FACTORS.

Not applicable.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

(c)           PURCHASES OF THE COMPANY’S SECURITIES

Period	(a) Total Numbers of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs*	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs*
Jan. 1, 2011 to Jan. 31, 2011	32,007	9.19	32,007	265,595
Feb. 1, 2011 to Feb. 28, 2011	23,341	9.21	23,341	242,254
March 1, 2011 to March 31, 2011	37,500	8.79	37,500	204,754
Total	92,848	9.06	92,848	204,754

*The Company established a share repurchase program approved May 7, 2010 for up to 200,000 shares with a plan expiration date of one year from the date of the first purchase, and on January 1, 2011, the Company approved a new share repurchase program for up to 250,000 shares with a plan expiration date of one year from the date of the first purchase.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.    REMOVED AND RESERVED.

ITEM 5.    OTHER INFORMATION.

On May 12, 2011, the Company announced its financial results for the fiscal quarter ended March 31, 2011 and certain other information. A copy of the Company’s press release announcing these financial results and certain other information is attached as Exhibit 99.1 hereto. The information contained in Exhibit 99.1 hereto is being furnished, and should not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities imposed by that Section. The information contained in Exhibit 99.1 shall not be incorporated by reference into any registration statement or other document or filing under the Securities Act of 1933, as amended, except as may be expressly set forth in a specific filing. The press release filed as an exhibit to this report includes “safe harbor” language pursuant to the Private Securities Litigation Reform Act of 1995, as amended, indicating that certain statements about the Company’s business and other matters contained in the press release are “forward-looking.” The press release also cautions investors that “forward-looking” statements may be different from actual operating results. Finally, the press release states that a more thorough discussion of risks and uncertainties which may affect the Company’s operating results is included in the Company’s reports on file with the Securities and Exchange Commission.

ITEM 6.    EXHIBITS.

Exhibit Number	Description of Document

31.1	Officer’s Certificate Pursuant to 15 U.S.C. 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Officer’s Certificate Pursuant to 15 U.S.C. 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Press Release dated May 12, 2011.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIFEWAY FOODS, INC.
(Registrant)

Date: May 16, 2011	By:	/s/ Julie Smolyansky
Julie Smolyansky
Chief Executive Officer, President and Director

Date: May 16, 2011	By:	/s/ Edward P. Smolyansky
Edward P. Smolyansky
Chief Financial and Accounting Officer and Treasurer

EXHIBIT INDEX

Exhibit Number	Description of Document

31.1	Officer’s Certificate Pursuant to 15 U.S.C. 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Officer’s Certificate Pursuant to 15 U.S.C. 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Press Release dated May 12, 2011.