Form 10-Q
period 2011-06-30
LIFEWAY FOODS INC
filed 2011-08-15
CIK 814586

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  June 30, 2011

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

As of June 30, 2011, the issuer had 16,430,809 shares of common stock, no par value, outstanding.

LIFEWAY FOODS, INC.
CONTENTS TO FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

LIFEWAY FOODS, INC. AND SUBSIDIARIES
Consolidated Statements of Financial Condition
June 30, 2011 and 2010 (unaudited) and December 31, 2010

	(unaudited) June 30,		December 31,
	2011	2010	2010
ASSETS

Current assets
Cash and cash equivalents	$1,398,523	$858,490	$3,229,939
Investments	1,172,193	3,411,804	1,079,232
Certificates of deposits in financial institutions	300,000	550,000	250,000
Inventories	5,608,151	4,154,719	3,985,374
Accounts receivable, net of allowance for doubtful accounts and discounts	8,891,068	7,780,512	6,793,276
Prepaid expenses and other current assets	199,866	70,130	158,315
Other receivables	9,825	142,389	104,680
Deferred income taxes	394,376	389,249	328,470
Refundable income taxes		---	906,748
Total current assets	17,974,002	17,357,293	16,836,034

Property and equipment, net	15,237,279	14,890,327	15,152,713

Intangible assets
Goodwill and other non amortizable brand assets	14,068,091	13,806,091	14,068,091
Other intangible assets, net of accumulated amortization of $2,696,023 and $1,931,091 at June 30, 2011 and 2010 and $2,304,107 at December 31, 2010, respectively	5,609,977	5,907,909	6,001,893
Total intangible assets	19,678,068	19,714,000	20,069,984

Other assets	---	500,000	---

Total assets	$52,889,349	$52,461,620	$52,058,731

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Checks written in excess of bank balances	$1,709,050	$847,374	$1,341,210
Current maturities of notes payable	1,892,042	4,431,873	2,851,610
Accounts payable	4,174,835	2,259,236	4,183,481
Accrued expenses	552,058	531,553	509,459
Accrued income taxes	378,482	604,323	---
Total current liabilities	8,706,467	8,674,359	8,885,760

Notes payable	5,957,795	6,397,780	6,122,225

Deferred income taxes	3,329,537	3,262,795	3,401,728
Total liabilities	17,993,799	18,334,934	18,409,713

Stockholders' equity
Common stock, no par value; 20,000,000 shares authorized; 17,273,776 shares issued; 16,430,809 shares outstanding at June 30, 2011; 17,273,776 shares issued; 16,657,478 shares outstanding at June 30, 2010; 17,273,776 shares issued; 16,536,657 shares outstanding at December 31, 2010	6,509,267	6,509,267	6,509,267
Paid-in-capital	2,032,516	2,018,727	2,032,516
Treasury stock, at cost	(7,397,344)	(5,256,054)	(6,425,546)
Retained earnings	33,767,188	30,906,602	31,575,875
Accumulated other comprehensive income (loss), net of taxes	(16,077)	(51,856)	(43,094)
Total stockholders' equity	34,895,550	34,126,686	33,649,018

Total liabilities and stockholders' equity	$52,889,349	$52,461,620	$52,058,731

See accompanying notes to financial statements

LIFEWAY FOODS, INC. AND SUBSIDIARIES
Consolidated Statements of Income and Comprehensive Income
For the Three and Six Months Ended June 30, 2011 and 2010 (unaudited)
and for the Year Ended December 31, 2010

	(unaudited) Three Months Ended June 30,				(unaudited) Six Months Ended June 30,				December 31,
	2011		2010		2011		2010		2010

Sales	$19,913,003		15,546,556		38,960,269		$31,510,715		$63,543,445
Less: discounts and allowances	(1,715,085)		(1,261,195)		(3,458,448)		(2,336,208)		(5,043,552)
Net Sales	18,197,918	18,197,918	14,285,361	14,285,361	35,501,821	35,501,821	29,174,507	29,174,507	58,499,893	58,499,893

Cost of goods sold		12,535,368		8,454,095		22,186,640		16,530,707		36,926,973
Depreciation expense		390,694		281,220		767,207		684,595		1,393,745

Total cost of goods sold		12,926,062		8,735,315		22,953,847		17,215,302		38,320,718

Gross profit		5,271,856		5,550,046		12,547,974		11,959,205		20,179,175

Selling expenses		2,790,507		1,741,886		5,012,315		3,736,733		7,603,098
General and administrative		1,585,178		1,478,062		3,177,907		2,968,219		5,576,908
Amortization expense		195,957		175,761		391,916		351,521		724,537

Total Operating Expenses		4,571,642		3,395,709		8,582,138		7,056,473		13,904,543

Income from operations		700,214		2,154,337		3,965,836		4,902,732		6,274,632

Other income (expense):
Interest and dividend income		17,094		53,176		34,687		107,684		260,552
Rental income		650		2,800		650		4,035		11,785
Interest expense		(72,298)		(80,164)		(134,428)		(176,106)		(350,997)
Gain (loss) on sale of investments, net		541		84,043		(2,056)		54,784		250,480
Total other income (expense)		(54,013)		59,855		(101,147)		(9,603)		171,820

Income before provision for income taxes		646,201		2,214,192		3,864,689		4,893,129		6,446,452

Provision for income taxes		380,659		1,029,688		1,673,376		1,939,936		2,823,986

Net income		$265,542		$1,184,504		$2,191,313		$2,953,193		$3,622,466

Basic and diluted earnings per common share		0.02		0.07		0.13		0.18		0.22

Weighted average number of shares outstanding		16,434,314		16,701,539		16,461,981		16,731,549		16,663,557

COMPREHENSIVE INCOME

Net income		$265,542		$1,184,504		$2,191,313		$2,953,193		$3,622,466

Other comprehensive income (loss), net of tax:
Unrealized gains on investments (net of tax)		10,404		(55,842)		25,855		(9,339)		114,297
Less reclassification adjustment for (gains) losses included in net income (net of taxes)		(305)		(49,333)		1,162		(32,158)		(147,032)

Comprehensive income		$275,641		$1,079,329		$2,218,330		$2,911,696		$3,589,731

See accompanying notes to financial statements

LIFEWAY FOODS, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders' Equity
For the Six Months Ended June 30, 2011 and 2010 (unaudited)
and for the Year Ended December 31, 2010

	Common Stock, No Par Value							Accumulated
	20,000,000 Shares		# of Shares					Other
	Authorized		of					Comprehensive
	# of Shares	# of Shares	Treasury	Common	Paid In	Treasury	Retained	Income (Loss),
	Issued	Outstanding	Stock	Stock	Capital	Stock	Earnings	Net of Tax	Total

Balances at December 31, 2009	17,273,776	16,778,555	495,221	$6,509,267	$1,965,786	$(3,846,773)	$27,953,409	$(10,359)	32,571,330

Redemption of stock	---	(252,398)	252,398	---	---	(2,666,288)	---	---	(2,666,288)

Issuance of treasury stock for compensation	---	10,500	(10,500)	---	66,730	87,515	---	---	154,245

Issuance of treasury stock for Fresh Made acquisition	---			---			---	---	---

Other comprehensive income (loss):
Unrealized gains on securities, net of taxes and reclassification adjustment	---	---	---	---	---	---	---	(32,735)	(32,735)

Net income for the year ended December 31, 2010	---	---	---	---	---	---	3,622,466	---	3,622,466

Balances at December 31, 2010	17,273,776	16,536,657	737,119	$6,509,267	$2,032,516	$(6,425,546)	$31,575,875	$(43,094)	$33,649,018

Balances at January 1, 2010	17,273,776	16,778,555	495,221	$6,509,267	$1,965,786	$(3,846,773)	$27,953,409	$(10,359)	32,571,330

Redemption of stock	---	(129,841)	129,841	---	---	(1,418,657)	---	---	(1,418,657)

Issuance of treasury stock for compensation	---	8,764	(8,764)	---	52,941	9,376	---	---	62,317

Other comprehensive income (loss):
Unrealized gains on securities, net of taxes and reclassification adjustment	---	---	---	---	---	---	---	(41,497)	(41,497)

Net income for the six months ended June 30, 2010	---	---	---	---	---	---	2,953,193	---	2,953,193

Balances at June 30, 2010	17,273,776	16,657,478	616,298	$6,509,267	$2,018,727	$(5,256,054)	$30,906,602	$(51,856)	$34,126,686

Balances at January 1, 2011	17,273,776	16,536,657	737,119	$6,509,267	$2,032,516	$(6,425,546)	$31,575,875	$(43,094)	$33,649,018

Redemption of stock	---	(105,848)	105,848	---	---	(971,798)	---	---	(971,798)

Other comprehensive income (loss):
Unrealized gains on securities, net of taxes and reclassification adjustment	---	---	---	---	---	---	---	27,017	27,017

Net income for the six months ended June 30, 2011	---	---	---	---	---	---	2,191,313	---	2,191,313

Balances at June 30, 2011	17,273,776	16,430,809	842,967	$6,509,267	$2,032,516	$(7,397,344)	$33,767,188	$(16,077)	$34,895,550

See accompanying notes to financial statements

LIFEWAY FOODS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2011 and 2010 (unaudited)
and for the Year Ended December 31, 2010

	(unaudited) June 30,		December 31,
	2011	2010	2010

Cash flows from operating activities:
Net income	$2,191,313	$2,953,193	$3,622,466
Adjustments to reconcile net income to net
cash flows from operating activities, net of acquisition:
Depreciation and amortization	1,159,123	1,036,116	2,118,282
Loss (Gain) on sale of investments, net	2,056	(54,784)	(250,480)
Deferred income taxes	(156,040)	(290,465)	(96,918)
Treasury stock issued for compensation	---	62,317	154,245
Increase in allowance for doubtful accounts	20,000	---	17,754
(Increase) decrease in operating assets:
Accounts receivable	(2,117,792)	(1,780,774)	(811,292)
Other receivables	94,855	(92,631)	(54,922)
Inventories	(1,622,777)	(857,743)	(682,398)
Refundable income taxes	906,748	1,308,978	402,230
Prepaid expenses and other current assets	(41,551)	(29,433)	(117,618)
Increase (decrease) in operating liabilities:
Accounts payable	(8,646)	(504,764)	1,419,479
Accrued expenses	42,599	(82,791)	(104,885)
Income taxes payable	378,482	604,323	---
Net cash provided by operating activities	848,370	2,271,542	5,615,943

Cash flows from investing activities:
Purchases of investments	(582,697)	(538,852)	(2,161,552)
Proceeds from sale of investments	532,640	1,502,724	5,669,158
Investments in certificates of deposits	(50,000)
Proceeds from redemption of certificates of deposit	---	102,545	402,005
Purchases of property and equipment	(747,250)	(1,292,741)	(2,229,274)
Acquisition of the assets of First Juice	---	---	(270,000)
Net cash provided by (used in) investing activities	(847,307)	(226,324)	1,410,337

Cash flows from financing activities:
Proceeds of note payable	250,000	250,000	250,000
Checks written in excess of bank balances	367,840	504,398	998,234
Purchases of treasury stock	(971,798)	(1,418,657)	(2,666,288)
Repayment of notes payable	(1,478,521)	(1,152,876)	(3,008,694)
Net cash used in financing activities	(1,832,479)	(1,817,135)	(4,426,748)

Net (decrease) increase in cash and cash equivalents	(1,831,416)	228,083	2,599,532

Cash and cash equivalents at the beginning of the period	3,229,939	630,407	630,407

Cash and cash equivalents at the end of the period	$1,398,523	$858,490	$3,229,939

See accompanying notes to financial statements

LIFEWAY FOODS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2011 and 2010
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

Principles of consolidation
The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, LFI Enterprises, Inc., Helios Nutrition, Ltd., Pride of Main Street, L.L.C., Starfruit, L.L.C., Fresh Made, Inc. and Starfruit Franchisor, L.L.C.  In 2010, the Company acquired the assets of First Juice, Inc. (“First Juice”) and consolidated the operations into the operations of the Company.  All significant intercompany accounts and transactions have been eliminated.  The financial statements include the results of operations from the acquisition of the assets of First Juice from October 14, 2010 through the end of the period (see Note 3).

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
June 30, 2011 and 2010
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
June 30, 2011 and 2010
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
June 30, 2011 and 2010
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

Advertising and promotional costs
The Company expenses advertising costs as incurred.  For the year ended December 31, 2010 and for the six months ended June 30, 2011 and 2010 total advertising costs and promotional discounts and allowances were $7,433,554, $5,363,466 and $3,634,684, respectively.  Of these totals, $2,390,002, $1,905,018, and $1,298,476 were classified as advertising expenses and $5,043,552, $3,458,448, and $2,336,208 were considered to be promotional discounts and allowances and were classified as reductions of sales for the year ended December 31, 2010 and the six months ended June 30, 2011 and 2010, respectively.

Earnings per common share
Earnings per common share were computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period.  For the six months ended June 30, 2011 and 2010 and for the year ended December 31, 2010, diluted and basic earnings per share were the same, as the effect of dilutive securities options outstanding was not significant.

Reclassification
Certain 2010 balance sheet amounts have been reclassified to conform to the 2011 presentation.

 Note 3 – ACQUISITIONS

On October 14, 2010, Lifeway purchased certain assets of First Juice, Inc., a producer of organic fruit and vegetable juice beverages designed for children.  The consideration for substantially all of the assets was an aggregate of $770,000, consisting of a $500,000 previous investment in preferred stock and an additional $270,000 cash paid in 2010.  Production was moved to Lifeway facilities upon closing of the acquisition.  The acquisition was consummated to expand the Company’s presence in the children’s market, increase distribution channels for existing Lifeway products, and increase diversification of the Company’s products.   There were no significant liabilities assumed.  Acquisition costs for legal and professional fees have been included in General and Administrative costs and were not significant.  The entire amount of goodwill resulting from the acquisition is tax deductible.

LIFEWAY FOODS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2011 and 2010
and December 31, 2010

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

Note 4 – INTANGIBLE ASSETS

Intangible assets, and the related accumulated amortization, consist of the following:

	June 30, 2011		June 30, 2010		December 31, 2010
	Cost	Accumulated Amortization	Cost	Accumulated Amortization	Cost	Accumulated Amortization
Recipes	$43,600	$43,600	$43,600	$43,600	$43,600	$43,600
Customer lists and other customer related intangibles	4,504,200	1,292,997	4,305,200	803,744	4,504,200	1,039,323
Lease acquisition	87,200	83,559	87,200	73,707	87,200	79,941
Customer relationship	985,000	403,586	985,000	321,490	985,000	362,526
Trade names	2,248,000	656,931	1,980,000	517,000	2,248,000	585,267
Formula	438,000	215,350	438,000	171,550	438,000	193,450
	$8,306,000	$2,696,023	$7,839,000	$1,931,091	$8,306,000	$2,304,107

Amortization expense is expected to be as follows for the 12 months ending June 30:

2012	$780,200
2013	722,217
2014	711,367
2015	711,367
2016	711,367
Thereafter	1,973,459
$5,609,977

Amortization expense during the six months ended June 30, 2011 and 2010 and the year ended December 31, 2010 was $391,916, $351,521 and $724,537, respectively.

LIFEWAY FOODS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2011 and 2010
and December 31, 2010

Note 5 – INVESTMENTS

The cost and fair value of investments classified as available for sale are as follows:

June 30, 2011	Cost	Unrealized Gains	Unrealized Losses		Fair Value

Equities	$211,831	$3,034	$	(35,930)	$178,934
Mutual Funds	114,362	2,022		(798)	115,586
Preferred Securities	203,514	---		(5,719)	197,795
Corporate Bonds	670,941	12,251		(3,315)	679,877

Total	$1,200,648	$17,307	$	(45,762)	$1,172,193

June 30, 2010	Cost	Unrealized Gains	Unrealized Losses		Fair Value

Equities	$653,068	$26,400	$	(117,892)	$561,576
Mutual Funds	206,961	3,056		(7,853)	202,164
Preferred Securities	272,629	6,650		(64,789)	214,490
Corporate Bonds	1,751,719	89,355		(30,140)	1,810,934
Government Agency Obligations	615,767	8,625		(1,752)	622,640

Total	$3,500,144	$134,086	$	(222,426)	$3,411,804

December 31, 2010	Cost	Unrealized Gains	Unrealized Losses		Fair Value

Equities	$225,573	$16,173	$	(68,974)	$172,772
Mutual Funds	202,108	4,661		(2,017)	204,752
Preferred Securities	228,514	—		(18,329)	210,185
Corporate Bonds	496,451	843		(5,771)	491,523

Total	$1,152,646	$21,677	$	(95,091)	$1,079,232

Proceeds from the sale of investments were $5,669,158, $532,640 and $1,502,724 during the year ended December 31, 2010 and for the six months ended June 30, 2011 and 2010, respectively.

Gross gains of $451,420, $27,622 and $120,850 and gross losses of $200,940, $29,678 and $66,066 were realized on these sales during the year ended December 31, 2010 and for the six months ended June 30, 2011 and 2010, respectively.

LIFEWAY FOODS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2011 and 2010
and December 31, 2010

Note 5 – INVESTMENTS - Continued

The following table shows the gross unrealized losses and fair value of the Company's investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2011 and 2010 and at December 31, 2010:

	Less Than 12 Months		12 Months or Greater		Total
June 30, 2011	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Equities	$103,939	$(4,791)	$41,845	$(31,139)	$145,784	$(35,930)
Mutual Funds	30,350	(541)	22,165	(257)	52,515	(798)
Preferred Securities	—	—	197,795	(5,719)	197,795	(5,719)
Corporate Bonds	148,812	(3,315)	—	—	148,812	(3,315)
	$283,101	$(8,647)	$261,805	$(37,115)	$544,906	$(45,762)

	Less Than 12 Months		12 Months or Greater		Total
June 30, 2010	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Equities	$58,222	$(10,953)	$154,154	$(106,939)	$212,376	$(117,892)
Mutual Funds	278	(4)	99,486	(7,849)	99,764	(7,853)
Preferred Securities	—	—	193,090	(64,789)	193,090	(64,789)
Corporate Bonds	499,285	(26,989)	181,076	(3,151)	680,361	(30,140)
Government Agency Obligations	—	—	84,775	(1,752)	84,775	(1,752)
	$557,785	$(37,946)	$712,581	$(184,480)	$1,270,366	$(222,426)

	Less Than 12 Months		12 Months or Greater		Total
December 31, 2010	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Equities	$48,202	$(11,675)	$101,467	$(57,299)	$149,669	$(68,974)
Mutual Funds	—	—	85,061	(2,017)	85,061	(2,017)
Preferred Securities	—	—	210,185	(18,329)	210,185	(18,329)
Corporate Bonds	146,710	(2,296)	122,532	(3,475)	269,242	(5,771)
	$194,912	$(13,971)	$519,245	$(81,120)	$714,157	$(95,091)

Equities, Mutual Funds, Preferred Securities, Corporate Bonds and Government Agency Obligations - The Company's investments in equity securities, mutual funds, corporate bonds and government agency obligations consist of investments in common stock, preferred stock and debt securities of companies in various industries.  As of June 30, 2011, there were eleven equity securities, fifteen mutual fund securities, two preferred securities, and two corporate bond securities that had unrealized losses. The Company evaluated the near-term prospects of the issuer in relation to the severity and duration of the impairment. Based on that evaluation and the Company's ability and intent to hold these investments for a reasonable period of time sufficient for a forecasted recovery of fair value, the Company does not consider any material investments to be other-than-temporarily impaired at June 30, 2011.

LIFEWAY FOODS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2011 and 2010
and December 31, 2010

Note 6 – INVENTORIES

Inventories consist of the following:

	June 30,		December 31,
	2011	2010	2010
Finished goods	$2,320,692	$1,405,538	$1,636,988
Production supplies	1,944,159	1,657,546	1,527,064
Raw materials	1,343,300	1,091,635	821,322
Total inventories	$5,608,151	$4,154,719	$3,985,374

Note 7 – PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	June 30,		December 31,
	2011	2010	2010
Land	$1,178,160	$1,178,160	$1,178,160
Buildings and improvements	11,477,053	11,051,821	11,328,860
Machinery and equipment	14,112,020	13,182,669	13,713,649
Vehicles	1,211,760	963,245	976,745
Office equipment	366,064	299,110	352,135
Construction in process	153,255	---	96,990
	28,498,312	26,675,005	27,646,539
Less accumulated depreciation	13,261,033	11,784,678	12,493,826
Total property and equipment	$15,237,279	$14,890,327	$15,152,713

Depreciation expense during the six months ended June 30, 2011 and 2010 and for the year ended December 31, 2010 was $767,207, $684,595 and $1,393,745, respectively.

Note 8 – ACCRUED EXPENSES

Accrued expenses consist of the following:

	June 30,		December 31,
	2011	2010	2010
Accrued payroll and payroll taxes	$252,592	$161,175	$181,274
Accrued property tax	274,374	299,254	273,876
Other	25,092	71,124	54,309
	$552,058	$531,553	$509,459

LIFEWAY FOODS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2011 and 2010
and December 31, 2010

Note 9 – NOTES PAYABLE

Notes payable consist of the following:

	June 30,		December 31,
	2011	2010	2010

Note payable to Private Bank in monthly installments of $42,222, plus variable interest rate, currently at 2.761%, with a balloon payment of $5,066,667 due February 6, 2014. Collateralized by substantially all assets of the Company.	$6,375,556	$6,904,444	6,628,889

Line of credit with Private Bank at variable interest rate, currently at 2.761%. The agreement has been extended with terms allowing borrowings up to $2.0 million, maturing on May 31, 2012. Collateralized by substantially all assets of the Company.	---	750,000	—

Line of credit with Morgan Stanley for borrowings up to $2.8 million at variable interest rate, currently at 2.94% due on demand. Collateralized by investments with a fair value of $877,623, and cash and CD’s totaling $1,253,446 at June 30, 2011.	1,370,695	2,303,090	2,344,946

Notes payable to Ilya Mandel & Michael Edelson, subordinated to Private Bank, payable in quarterly installments of $341,875, plus interest at the floating rate per annum (3.25% at June 30, 2010). This balance was paid in full during August, 2010.		872,119	—

Note payable to Fletcher Jones of Chicago, Ltd LLC in monthly installments of $1,768.57 at 6.653%, due May 24, 2017, secured by transportation equipment	103,586	---	---
Total notes payable	7,849,837	10,829,653	8,973,835
Less current maturities	1,892,042	4,431,873	2,851,610
Total long-term portion	$5,957,795	$6,397,780	6,122,225

In accordance with the Private Bank agreements referenced above, the Company is subject to minimum fixed charged ratio and tangible net worth thresholds.  At June 30, 2011, the Company was in compliance with these covenants.

Maturities of notes payables are as follows:

For the Period Ended June 30,

2012	$1,892,042
2013	522,384
2014	5,379,031
Thereafter	56,380
Total	$7,849,837

LIFEWAY FOODS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2011 and 2010
and December 31, 2010

Note 10 – PROVISION FOR INCOME TAXES

The provision for income taxes consists of the following:

	For the Six Months Ended		For the Year Ended
	June 30,		December 31,
	2011	2010	2010
Current:
Federal	$1,173,349	$1,759,484	2,269,819
State and local	656,067	470,917	651,085
Total current	1,829,416	2,230,401	2,920,904
Deferred	(156,040)	(290,465)	(96,918)
Provision for income taxes	$1,673,376	$1,939,936	2,823,986

A reconciliation of the provision for income taxes and the income tax computed at the statutory rate is as follows:

	For the Six Months Ended		For the Year Ended
	June 30,		December 31,
	2011	2010	2010
Federal income tax expense computed at the statutory rate	$1,313,994	$1,663,664	$2,180,228
State and local tax expense, net	367,146	234,870	651,085
Permanent differences	(73,711)	(92,868)	(117,247)
Tax credits and other	65,947	134,270	109,920
Provision for income taxes	$1,673,376	$1,939,936	$2,823,986

Amounts for deferred tax assets and liabilities are as follows:

	June 30,		December 31,
	2011	2010	2010
Non-current deferred tax assets (liabilities) arising from: Temporary differences -
Accumulated depreciation and amortization from purchase accounting adjustments	$(3,601,105)	$(3,599,811)	$(3,673,296)
Capital loss carry-forwards	271,568	337,016	271,568
Total non-current net deferred tax liabilities	(3,329,537)	(3,262,795)	(3,401,728)
Current deferred tax assets arising from:
Unrealized losses on investments	12,377	95,488	30,320
Impairment of investments	---	---	4,232
Inventory	250,297	176,051	168,875
Allowance for doubtful accounts and discounts	131,702	117,710	125,043
Total current deferred tax assets	394,376	389,249	328,470
Net deferred tax liability	$(2,935,161)	$(2,873,546)	$(3,073,258)

LIFEWAY FOODS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2011 and 2010
and December 31, 2010

Note 11 – SUPPLEMENTAL CASH FLOW INFORMATION

The Company applied a previous investment in First Juice, Inc. of $500,000 toward the acquisition during 2010.  The impact on the acquisition and intangible assets has been omitted from the investing section of the cash flow statement.

Cash paid for interest and income taxes are as follows:

			For the Year
	For the Six Months Ended		Ended
	June 30,		December 31,
	2011	2010	2010
Interest	$131,172	$211,836	$375,347
Income taxes	$669,334	$317,346	$2,824,824

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

As of December 31, 2010 and at June 30, 2011 and 2010, there were no stock options outstanding or exercisable.  There were approximately 940,000 shares available for issuance under the Plan at June 30, 2011.

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

LIFEWAY FOODS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2011 and 2010
and December 31, 2010

Note 13 – FAIR VALUE MEASUREMENTS - Continued

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

The Company has available for sale investment securities measured at fair value on a recurring basis.  All categories of investment securities noted in Note 5 were valued using Level 1 inputs as described above, in 2011 and 2010.  There were no other assets or liabilities measured at fair value on a recurring or non-recurring basis as of June 30, 2011, June 30, 2010 or December 31, 2010.

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

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Comparison of Quarter Ended June 30, 2011 to Quarter Ended June 30, 2010

The following analysis should be read in conjunction with the unaudited financial statements of the Company and related notes included elsewhere in this quarterly report and the audited financial statements and Management’s Discussion and Analysis contained in our Form 10-K, for the fiscal year ended December 31, 2010, and in the Management’s Discussion and Analysis contained in our Form 10-Q, for the fiscal quarter ended March 31, 2011.

Results of Operations

Total consolidated gross sales increased by $4,366,447 (approximately 28%) to $19,913,003 during the three- month period ended June 30, 2011 from $15,546,556 during the same three- month period in 2010.  This increase is primarily attributable to increased sales and awareness of flagship line, Kefir, as well as ProBugs® Organic Kefir for kids and BioKefir™.  In addition, Lifeway Frozen Kefir line, which was launched in April 2011, contributed to approximately $250,000 to revenue during the second quarter 2011.

Total consolidated net sales increased by $3,912,557 (approximately 27%) to $18,197,918 during the three -month period ended June 30, 2011 from $14,285,361 during the same three- month period in 2010.  Net sales are recorded as gross sales less promotional activities such as slotting fees paid, couponing, spoilage and promotional allowances as well as early payment terms given to customers.

Cost of goods sold as a percentage of net sales, excluding depreciation expense, were approximately 69% during the second quarter of 2011, compared to approximately 59% during the same period in 2010. The increase was primarily attributable to the cost of transportation and other petroleum based production supplies, as well as the increased cost of conventional milk, our largest raw material.  The cost of milk was approximately 35%-45% higher during the second quarter 2011 when compared to the same period in 2010.

Operating expenses as a percentage of net sales were approximately 25% during the second quarter of 2011 compared to approximately 24% during the same period in 2010.   This increase was primarily attributable to increased selling expenses as compared to the same period in 2010.  Selling related expenses increased by $1,048,621, (approximately 60%) to $2,790,507 during the second quarter of 2011, from $1,741,886 during the same period in 2010.  This increase is directly attributable to the company recording an approximate $700,000 expense related its 25th Anniversary Cross Country Mobile tour, which occurred in the second quarter and was expensed during the second quarter.  The Company views this as a non-recurring advertising expense.

Total operating income decreased by $1,454,123 (approximately 67%) to $700,214 during the second quarter of 2011, from $2,154,337 during the same period in 2010.

Provision for income taxes was $380,659, or a 59% effective tax rate, for the 2011 second quarter compared with $1,029,688, or a 47% tax rate, during the same period in 2010.  In addition to the higher rate, the Company’s tax expense was higher due to a Minnesota State Department of Revenue audit from tax years 2006-2009, which resulted in approximately $89,000 in additional taxes being paid in the 2011 second quarter.  Income taxes are discussed in Note 10 of the Notes to Consolidated Financial Statements.  The difference in rates was due to a lower level of permanent tax differences in relation to pre-tax net income.

Total net income was $265,542 or $0.02 per share for the three-month period ended June 30, 2011 compared to $1,184,504 or $0.07 per share in the same period in 2010.

Comparison of Six- Month Period Ended June 30, 2011 to Quarter Ended June 30, 2010

Total consolidated gross sales increased by $7,449,554 (approximately 24%) to $38,960,269 during the six- month period ended June 30, 2011 from $31,510,715 during the same six-month period in 2010.  This increase is primarily attributable to increased sales and awareness of flagship line, Kefir, as well as ProBugs® Organic Kefir for kids and BioKefir™.  In addition, Lifeway Frozen Kefir line, which was launched in April 2011, contributed to approximately $250,000 to revenue during the second quarter 2011.

Total consolidated net sales increased by $6,327,314 (approximately 22%) to $35,501,821 during the six -month period ended June 30, 2011 from $29,174,507 during the same six- month period in 2010.  Net sales are recorded as gross sales less promotional activities such as slotting fees paid, couponing, spoilage and promotional allowances as well as early payment terms given to customers.

Cost of goods sold as a percentage of net sales, excluding depreciation expense, were approximately 62% during the six- month period ended June 30, 2011, compared to approximately 57% during the same period in 2010. The increase was primarily attributable to the cost of transportation and other petroleum based production supplies, as well as the increased cost of conventional milk, our largest raw material.  The cost of milk was approximately 20%-25% higher during the six month period ended June 30, 2011 when compared to the same period in 2010.

Operating expenses as a percentage of net sales were approximately 24% during the six -month period ended June 30, 2011 compared to approximately 24% during the same period in 2010.  Selling related expenses increased by $1,275,582, (approximately 34%) to $5,012,315 during the six-month period ended June 30, 2011, from $3,736,733 during the same period in 2010.  This increase is directly attributable to the company recording an approximate $700,000 expense related its 25th Anniversary Cross Country Mobile tour, which occurred in the second quarter of 2011 and was expensed during the second quarter of 2011.  The Company views this as a non-recurring advertising expense.

Total operating income decreased by $936,896 (approximately 19%) to $3,965,836 during the six -month period ended June 30, 2011, from $4,902,732 during the same period in 2010.

Provision for income taxes was $1,673,376, or a 43% effective tax rate, for the six -month period ended June 30, 2011 compared with $1,939,936, or a 40% tax rate, during the same period in 2010.  In addition to the higher rate, the Company’s tax expense was higher due to a Minnesota State Department of Revenue audit from tax years 2006-2009, which resulted in approximately $89,000 in additional taxes being paid in the six -month period ended June 30, 2011.  Income taxes are discussed in Note 10 of the Notes to Consolidated Financial Statements.  The difference in rates was due to a lower level of permanent tax differences in relation to pre-tax net income.

Total net income was $2,191,313 or $0.13 per share for the six -month period ended June 30, 2011 compared to $2,953,193 or $0.18 per share in the same period in 2010.

Liquidity and Capital Resources

Sources and Uses of Cash

Net cash provided by operating activities was $848,370 during the six months ended June 30, 2011 which is a decrease of $1,423,172 when compared to the same period in 2010.  This decrease is primarily attributable to the decrease in net income of $761,880.

Net cash used in investing activities was $847,307 during the six months ended June 30, 2011 which is an increase of $620,983 compared to the same period in 2010.  This increase is primarily due to a decrease in proceeds from sale of investments of $970,084 compared to 2010.  The Company also repurchased 105,848 shares of its common stock at a cost of $971,798 during the six-month period ending June 30, 2011.

The Company had a net increase in cash and cash equivalents of $540,033 during the second quarter of 2011 compared to the same period in 2010.  The Company had cash and cash equivalents of $1,398,523 as of June 30, 2011 compared with cash and cash equivalents of $858,490 as of June 30, 2010.

Assets and Liabilities

Total assets were $52,889,349 as of June 30, 2011, which is an increase of $830,618 when compared to December 31, 2010, and an increase of $427,729 when compared to June 30, 2010.  This is primarily due to an increase in cash and cash equivalents of $540,033 as of June 30, 2011, when compared with June 30, 2010.

Total current liabilities were $8,706,467 as of June 30, 2011, which is a decrease of $179,293 when compared to December 31, 2010. Total current liabilities increased by $32,108 when compared to June 30, 2010.  This is primarily due a $2,539,831 decrease in current maturities of notes payable partially offset by a $1,915,599 increase in accounts payable as of June 30, 2011, when compared to June 30, 2010.

Long term notes payables decreased by $164,430 as of June 30, 2011, when compared to December 31, 2010 and decreased by $439,985 when compared to June 30, 2010.  The balance of the long term notes payable as of June 30, 2011 was $5,957,795.

Total stockholder’s equity was $34,895,550 as of June 30, 2011, which is an increase of $1,246,532 when compared to December 31, 2010.  This is primarily due the increase in retained earnings of $2,191,313 when compared to December 31, 2010.  Total stockholder’s equity increased by $768,864 when compared to June 30, 2010.  This is primarily due the increase in retained earnings by $2,860,586  as of June 30, 2011, when compared to June 30, 2010.

We previously held significant portions of our assets in marketable securities. During the fourth quarter of 2010, we converted certain securities to cash and cash equivalents in order to ensure we had easy access to capital to capitalize on the opportunities we see ahead for our business.  All of our marketable securities are classified as available-for-sale on our balance sheet.  All of these securities are stated thereon at market value as of the end of the applicable period. Gains and losses on the portfolio are determined by the specific identification method.

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

ITEM 4.    CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As of June 30, 2011, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial and Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our Chief Executive Officer and Chief Financial and Accounting Officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of June 30, 2011 in ensuring that information required to be disclosed by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified under the Exchange Act rules and forms due to the material weaknesses described in our Form 10-K filed on March 31, 2011.   As a result, we performed additional analysis and other post-closing procedures to ensure our consolidated financial statements were prepared in accordance with generally accepted accounting principles. Accordingly, management believes the consolidated financial statements included in this Form 10-Q fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS.

None.

ITEM 1A.    RISK FACTORS.

Not applicable.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

(c)           PURCHASES OF THE COMPANY’S SECURITIES

Period	(a) Total Numbers of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs*	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs*
April 1, 2011 to April 30, 2011	6,000	9.82	6,000	198,754
May 1, 2011 to May 31, 2011	7,000	9.37	7,000	191,754
June 1, 2011 to June 30, 2011	0	—	0	191,754
Total	13,000	9.60	13,000	191,754

*On January 1, 2011, the Company approved a new share repurchase program for up to 250,000 shares with a plan expiration date of one year from the date of the first purchase.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.    REMOVED AND RESERVED.

ITEM 5.    OTHER INFORMATION.

None.

ITEM 6.    EXHIBITS.

Exhibit Number	Description of Document

31.1	Officer’s Certificate Pursuant to 15 U.S.C. 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Officer’s Certificate Pursuant to 15 U.S.C. 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data Files.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIFEWAY FOODS, INC.
(Registrant)

Date: August 15, 2011	By:	/s/ Julie Smolyansky
Julie Smolyansky
Chief Executive Officer, President and Director

Date: August 15, 2011	By:	/s/ Edward P. Smolyansky
Edward P. Smolyansky
Chief Financial and Accounting Officer and Treasurer

EXHIBIT INDEX

Exhibit Number	Description of Document

31.1	Officer’s Certificate Pursuant to 15 U.S.C. 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Officer’s Certificate Pursuant to 15 U.S.C. 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data Files.