Form 10-Q
period 2011-09-30
LIFEWAY FOODS INC
filed 2011-11-14
CIK 814586

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  September 30, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceeding12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒   No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data file required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes  ☒   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of November 1, 2011, the issuer had 16,425,809 shares of common stock, no par value, outstanding.

LIFEWAY FOODS, INC.
CONTENTS TO FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

LIFEWAY FOODS, INC. AND SUBSIDIARIES
Consolidated Statements of Financial Condition
September 30, 2011 and 2010 (unaudited) and December 31, 2010

	(Unaudited) September 30,		December 31,
	2011	2010	2010
ASSETS

Current assets
Cash and cash equivalents	$860,683	$849,657	$3,229,939
Investments	1,814,344	3,488,502	1,079,232
Certificates of deposits in financial institutions	300,000	450,000	250,000
Inventories	5,779,926	4,509,153	3,985,374
Accounts receivable, net of allowance for doubtful accounts and discounts	9,362,672	7,795,659	6,793,276
Prepaid expenses and other current assets	86,402	37,120	158,315
Other receivables	14,833	62,290	104,680
Deferred income taxes	458,001	277,393	328,470
Refundable income taxes	—	—	906,748
Total current assets	18,676,861	17,469,774	16,836,034

Property and equipment, net	15,380,717	14,930,309	15,152,713

Intangible assets
Goodwill and other non amortizable brand assets	14,068,091	13,806,091	14,068,091
Other intangible assets, net of accumulated amortization of $2,891,981 and $2,106,851 at September 30, 2011 and 2010 and $2,304,107 at December 31, 2010, respectively	5,414,019	5,732,149	6,001,893
Total intangible assets	19,482,110	19,538,240	20,069,984

Other assets	—	500,000	—

Total assets	$53,539,688	$52,438,323	$52,058,731

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Checks written in excess of bank balances	$870,987	$1,002,101	$1,341,210
Current maturities of notes payable	1,923,436	3,608,978	2,851,610
Accounts payable	4,529,757	2,708,534	4,183,481
Accrued expenses	857,862	739,982	509,459
Accrued income taxes	351,107	567,926	—
Total current liabilities	8,533,149	8,627,521	8,885,760

Notes payable	5,882,691	6,197,778	6,122,225

Deferred income taxes	3,313,092	3,120,432	3,401,728
Total liabilities	17,728,932	17,945,731	18,409,713

Stockholders' equity
Common stock, no par value; 20,000,000 shares authorized; 17,273,776 shares issued; 16,425,809 shares outstanding at September 30, 2011; 17,273,776 shares issued; 16,597,749 shares outstanding at September 30, 2010; 17,273,776 shares issued; 16,536,657 shares outstanding at December 31, 2010	6,509,267	6,509,267	6,509,267
Paid-in-capital	2,032,516	2,018,727	2,032,516
Treasury stock, at cost	(7,447,975)	(5,897,308)	(6,425,546)
Retained earnings	34,797,229	31,811,438	31,575,875
Accumulated other comprehensive income (loss), net of taxes	(80,281)	50,468	(43,094)
Total stockholders' equity	35,810,756	34,492,592	33,649,018

Total liabilities and stockholders' equity	$53,539,688	$52,438,323	$52,058,731

See accompanying notes to financial statements

LIFEWAY FOODS, INC. AND SUBSIDIARIES
Consolidated Statements of Income and Comprehensive Income
For the Three and Nine Months Ended September 30, 2011 and 2010 (Unaudited)
and for the Year Ended December 31, 2010

	(Unaudited) Three Months Ended				(Unaudited) Nine Months Ended				Year Ended
	September, 30				September, 30				December 31,
	2011		2010		2011		2010		2010

Sales	$19,423,533		15,908,784		58,383,802		$47,419,499		$63,543,445
Less: discounts and allowances	(1,721,929)		(1,315,767)		(5,180,377)		(3,651,976)		(5,043,552)
Net Sales	17,701,604	17,701,604	14,593,017	14,593,017	53,203,425	53,203,425	43,767,523	43,767,523	58,499,893	58,499,893

Cost of goods sold		11,066,579		8,981,922		33,253,219		25,512,628		36,926,973
Depreciation expense		396,732		349,017		1,163,939		1,033,612		1,393,745

Total cost of goods sold		11,463,311		9,330,939		34,417,158		26,546,240		38,320,718

Gross profit		6,238,293		5,262,078		18,786,267		17,221,283		20,179,175

Selling expenses		2,748,389		1,848,222		7,760,704		5,584,954		7,603,098
General and administrative		1,726,241		1,329,803		4,904,148		4,298,024		5,576,908
Amortization expense		195,958		175,760		587,874		527,280		724,537

Total Operating Expenses		4,670,588		3,353,785		13,252,726		10,410,258		13,904,543

Income from operations		1,567,705		1,908,293		5,533,541		6,811,025		6,274,632

Other income (expense):
Interest and dividend income		14,465		97,697		49,152		205,381		260,552
Rental income		4,546		4,050		5,196		8,085		11,785
Interest expense		(61,074)		(86,167)		(195,502)		(262,274)		(350,997)
Gain (loss) on sale of investments, net		(33,477)		(1,687)		(35,533)		53,097		250,480
Loss on Disposition of Assets		(20,135)		---		(20,135)		---		---
Total other income (expense)		(95,675)		13,893		(196,822)		4,289		171,820

Income before provision for
income taxes		1,472,030		1,922,186		5,336,719		6,815,314		6,446,452

Provision for income taxes		441,989		1,017,349		2,115,365		2,957,285		2,823,986

Net income		$1,030,041		$904,837		$3,221,354		$3,858,029		$3,622,466

Basic and diluted earnings
per common share		0.06		0.05		0.20		0.23		0.22

Weighted average number of
shares outstanding		16,428,005		16,625,414		16,450,973		16,695,782		16,663,557

COMPREHENSIVE INCOME

Net income		$1,030,041		$904,837		$3,221,354		$3,858,029		$3,622,466

Other comprehensive income
(loss), net of tax:
Unrealized gains on
investments (net of tax)		(83,118)		101,334		(57,263)		91,995		114,297
Less reclassification adjustment
for (gains) losses included in
net income (net of taxes)		18,914		990		20,076		(31,168)		(147,032)

Comprehensive income		$965,837		$1,007,161		$3,184,167		$3,918,856		$3,589,731

See accompanying notes to financial statements

LIFEWAY FOODS, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders' Equity
For the Nine Months Ended September 30, 2011 and 2010 (Unaudited)
and for the Year Ended December 31, 2010

		Common Stock, No Par Value						Accumulated
		20,000,000 Shares	# of Shares					Other
		Authorized	of					Comprehensive
	# of Shares	# of Shares	Treasury	Common	Paid In	Treasury	Retained	Income (Loss),
	Issued	Outstanding	Stock	Stock	Capital	Stock	Earnings	Net of Tax	Total

Balances at December 31, 2009	17,273,776	16,778,555	495,221	$6,509,267	$1,965,786	$(3,846,773)	$27,953,409	$(10,359)	32,571,330

Redemption of stock	---	(252,398)	252,398	---	---	(2,666,288)	---	---	(2,666,288)

Issuance of treasury stock for compensation	---	10,500	(10,500)	---	66,730	87,515	---	---	154,245

Issuance of treasury stock for Fresh Made acquisition	---			---			---	---	---

Other comprehensive income (loss):
Unrealized gains on securities, net of taxes and reclassification adjustment	---	---	---	---	---	---	---	(32,735)	(32,735)

Net income for the year ended December 31, 2010	---	---	---	---	---	---	3,622,466	---	3,622,466

Balances at December 31, 2010	17,273,776	16,536,657	737,119	$6,509,267	$2,032,516	$(6,425,546)	$31,575,875	$(43,094)	$33,649,018

Balances at January 1, 2010	17,273,776	16,778,555	495,221	$6,509,267	$1,965,786	$(3,846,773)	$27,953,409	$(10,359)	32,571,330

Redemption of stock	---	(191,306)	191,306	---	---	(2,059,911)	---	---	(2,059,911)

Issuance of treasury stock for compensation	---	10,500	(10,500)	---	52,941	9,376	---	---	62,317

Other comprehensive income (loss):
Unrealized gains on securities, net of taxes and reclassification adjustment	---	---	---	---	---	---	---	60,827	60,827

Net income for the nine months ended September 30, 2010	---	---	---	---	---	---	3,858,029	---	3,858,029

Balances at September 30, 2010	17,273,776	16,597,749	676,027	$6,509,267	$2,018,727	$(5,897,308)	$31,811,438	$50,468	$34,492,592

Balances at January 1, 2011	17,273,776	16,536,657	737,119	$6,509,267	$2,032,516	$(6,425,546)	$31,575,875	$(43,094)	$33,649,018

Redemption of stock	---	(110,848)	110,848	---	---	(1,022,429)	---	---	(1,022,429)

Other comprehensive income (loss):
Unrealized gains on securities, net of taxes and reclassification adjustment	---	---	---	---	---	---	---	(37,187)	(37,187)

Net income for the nine months ended September 30, 2011	---	---	---	---	---	---	3,221,354	---	3,221,354

Balances at September 30, 2011	17,273,776	16,425,809	847,967	$6,509,267	$2,032,516	$(7,447,975)	$34,797,229	$(80,281)	$35,810,756

See accompanying notes to financial statements

LIFEWAY FOODS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2011 and 2010 (Unaudited)
and for the Year Ended December 31, 2010

	(Unaudited) September 30,		December 31,
	2011	2010	2010

Cash flows from operating activities:
Net income	$3,221,354	$3,858,029	$3,622,466
Adjustments to reconcile net income to net
cash flows from operating activities, net of acquisition:
Depreciation and amortization	1,751,813	1,560,893	2,118,282
Loss (Gain) on sale of investments, net	35,533	(53,097)	(250,480)
Loss on sale of equipment	20,135
Deferred income taxes	(186,677)	(392,966)	(96,918)
Treasury stock issued for compensation	---	62,317	154,245
Increase in allowance for doubtful accounts	80,000	---	17,754
(Increase) decrease in operating assets:
Accounts receivable	(2,649,396)	(1,795,921)	(811,292)
Other receivables	89,847	(12,532)	(54,922)
Inventories	(1,794,552)	(1,212,177)	(682,398)
Refundable income taxes	906,748	1,308,978	402,230
Prepaid expenses and other current assets	71,913	3,577	(117,618)
Increase (decrease) in operating liabilities:
Accounts payable	346,276	(55,466)	1,419,479
Accrued expenses	348,403	125,638	(104,885)
Income taxes payable	351,107	567,926	---
Net cash provided by operating activities	2,592,504	3,965,199	5,615,943

Cash flows from investing activities:
Purchases of investments	(1,806,564)	(1,809,170)	(2,161,552)
Proceeds from sale of investments	990,397	2,868,975	5,669,158
Investments in certificates of deposits	(50,000)	---	---
Proceeds from redemption of certificates of deposit	---	202,545	402,005
Purchases of property and equipment	(1,241,388)	(1,681,740)	(2,229,274)
Acquisition of the assets of First Juice	---	---	(270,000)
Net cash provided by (used in) investing activities	(2,107,555)	(419,390)	1,410,337

Cash flows from financing activities:
Proceeds of note payable	1,000,000	250,000	250,000
Checks written in excess of bank balances	(470,223)	659,125	998,234
Purchases of treasury stock	(1,022,429)	(2,059,911)	(2,666,288)
Repayment of notes payable	(2,361,553)	(2,175,773)	(3,008,694)
Net cash used in financing activities	(2,854,205)	(3,326,559)	(4,426,748)

Net (decrease) increase in cash and cash equivalents	(2,369,256)	219,250	2,599,532

Cash and cash equivalents at the beginning of the period	3,229,939	630,407	630,407

Cash and cash equivalents at the end of the period	$860,683	$849,657	$3,229,939

See accompanying notes to financial statements

LIFEWAY FOODS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2011 and 2010
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
September 30, 2011 and 2010
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
September 30, 2011 and 2010
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
September 30, 2011 and 2010
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

Advertising and promotional costs
The Company expenses advertising costs as incurred.  For the year ended December 31, 2010 and for the nine months ended September 30, 2011 and 2010 total advertising expenses were $2,390,002, $2,702,782 and $3,377,757, respectively.

Earnings per common share
Earnings per common share were computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period.  For the nine months ended September 30, 2011 and 2010 and for the year ended December 31, 2010, diluted and basic earnings per share were the same, as the effect of dilutive securities options outstanding was not significant.

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
September 30, 2011 and 2010
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

Note 4 – INTANGIBLE ASSETS

Intangible assets, and the related accumulated amortization, consist of the following:

	September 30, 2011		September 30, 2010		December 31, 2010
	Cost	Accumulated Amortization	Cost	Accumulated Amortization	Cost	Accumulated Amortization
Recipes	$43,600	$43,600	$43,600	$43,600	$43,600	$43,600
Customer lists and other related intangibles
customer related intangibles	4,504,200	1,419,834	4,305,200	911,919	4,504,200	1,039,323
Lease acquisition	87,200	85,368	87,200	76,824	87,200	79,941
Customer relationship	985,000	424,116	985,000	342,008	985,000	362,526
Trade names	2,248,000	692,763	1,980,000	550,000	2,248,000	585,267
Formula	438,000	226,300	438,000	182,500	438,000	193,450
	$8,306,000	$2,891,981	$7,839,000	$2,106,851	$8,306,000	$2,304,107

Amortization expense is expected to be as follows for the 12 months ending September 30:

2012	$756,634
2013	711,366
2014	711,366
2015	711,366
2016	704,066
Thereafter	1,819,221
$5,414,091

Amortization expense during the nine months ended September 30, 2011 and 2010 and the year ended December 31, 2010 was $587,874, $527,281 and $724,537, respectively.

LIFEWAY FOODS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2011 and 2010
and December 31, 2010

Note 5 – INVESTMENTS

The cost and fair value of investments classified as available for sale are as follows:

September 30, 2011	Cost	Unrealized Gains	Unrealized Losses		Fair Value

Equities	$681,162	$6,386	$	(88,910)	$598,638
Mutual Funds	3,588	40		(794)	2,834
Preferred Securities	114,452	---		(18,154)	96,298
Corporate Bonds	556,141	---		(40,011)	516,130
Government Agency Obligations	601,092	---		(648)	600,444

Total	$1,956,435	$6,426	$	(148,517)	$1,814,344

September 30, 2010	Cost	Unrealized Gains	Unrealized Losses		Fair Value

Equities	$689,639	$27,867	$	(55,041)	$662,465
Mutual Funds	96,537	6,323		(1,014)	101,846
Preferred Securities	243,264	10,020		(11,764)	241,520
Corporate Bonds	2,313,081	127,867		(19,777)	2,421,171
Government Agency Obligations	60,005	1,495		---	61,500

Total	$3,402,526	$173,572	$	(87,596)	$3,488,502

December 31, 2010	Cost	Unrealized Gains	Unrealized Losses		Fair Value

Equities	$225,573	$16,173	$	(68,974)	$172,772
Mutual Funds	202,108	4,661		(2,017)	204,752
Preferred Securities	228,514	—		(18,329)	210,185
Corporate Bonds	496,451	843		(5,771)	491,523

Total	$1,152,646	$21,677	$	(95,091)	$1,079,232

Proceeds from the sale of investments were $5,669,158, $990,397 and $2,868,975 during the year ended December 31, 2010 and for the nine months ended September 30, 2011 and 2010, respectively.

Gross gains of $451,420, $27,291 and $245,890 and gross losses of $200,940, $62,824 and $192,793 were realized on these sales during the year ended December 31, 2010 and for the nine months ended September 30, 2011 and 2010, respectively.

LIFEWAY FOODS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2011 and 2010
and December 31, 2010

Note 5 – INVESTMENTS - Continued

The following table shows the gross unrealized losses and fair value of the Company's investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2011 and 2010 and at December 31, 2010:

	Less Than 12 Months			12 Months or Greater			Total
September 30, 2011	Fair Value	Unrealized Losses		Fair Value	Unrealized Losses		Fair Value	Unrealized Losses

Equities	$386,005	$	(52,770)	$33,294	$	(36,140)	$419,299	$	(88,910)
Mutual Funds	238		(41)	2,432		(753)	2,670		(794)
Preferred Securities	---		---	96,298		(18,154)	96,298		(18,154)
Corporate Bonds	380,326		(26,810)	135,805		(13,201)	516,131		(40,011)
Government Agency obligations	600,444		(648)	---		---	600,444		(648)
	$1,367,013	$	(80,269)	$267,829	$	(68,248)	$1,634,842	$	(148,517)

	Less Than 12 Months			12 Months or Greater			Total
September 30, 2010	Fair Value	Unrealized Losses		Fair Value	Unrealized Losses		Fair Value	Unrealized Losses

Equities	$59,879	$	(5,726)	$79,962	$	(49,315)	$139,841	$	(55,041)
Mutual Funds	---		---	17,970		(1,014)	17,970		(1,014)
Preferred Securities	---		---	216,750		(11,764)	216,750		(11,764)
Corporate Bonds	625,104		(17,357)	176,352		(2,420)	801,456		(19,777)
	$684,983	$	(23,083)	$491,034	$	(64,513)	$1,176,017	$	(87,596)

	Less Than 12 Months		12 Months or Greater		Total
December 31, 2010	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

EquitiesEee EquitiEquities	$48,202	$(11,675)	$101,467	$(57,299)	$149,669	$(68,974)
Mutual Funds	—	—	85,061	(2,017)	85,061	(2,017)
Preferred Securities	—	—	210,185	(18,329)	210,185	(18,329)
Corporate Bonds	146,710	(2,296)	122,532	(3,475)	269,242	(5,771)
	$194,912	$(13,971)	$519,245	$(81,120)	$714,157	$(95,091)

Equities, Mutual Funds, Preferred Securities, Corporate Bonds and Government Agency Obligations - The Company's investments in equity securities, mutual funds, corporate bonds and government agency obligations consist of investments in common stock, preferred stock and debt securities of companies in various industries.  As of September 30, 2011, there were thirty-six equity securities, one mutual fund security, two preferred securities, eight corporate bond securities and one government agency obligation security that had unrealized losses. The Company evaluated the near-term prospects of the issuer in relation to the severity and duration of the impairment. Based on that evaluation and the Company's ability and intent to hold these investments for a reasonable period of time sufficient for a forecasted recovery of fair value, the Company does not consider any material investments to be other-than-temporarily impaired at September 30, 2011.

LIFEWAY FOODS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2011 and 2010
and December 31, 2010

Note 6 – INVENTORIES

Inventories consist of the following:

	September 30,		December 31,
	2011	2010	2010
Finished goods	$1,325,523	$1,523,234	$1,636,988
Production supplies	2,163,203	1,745,308	1,527,064
Raw materials	2,291,200	1,240,611	821,322
Total inventories	$5,779,926	$4,509,153	$3,985,374

Note 7 – PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	September 30,		December 31,
	2011	2010	2010
Land	$1,178,160	$1,178,160	$ 1,178,160
Buildings and improvements	11,555,313	11,219,047	11,328,860
Machinery and equipment	14,374,318	13,256,649	13,713,649
Vehicles	1,289,307	976,745	976,745
Office equipment	377,309	299,823	352,135
Construction in process	261,865	133,579	96,990
	29,036,272	27,064,003	27,646,539
Less accumulated depreciation	13,655,555	12,133,694	12,493,826
Total property and equipment	$15,380,717	$14,930,309	$ 15,152,713

Depreciation expense during the nine months ended September 30, 2011 and 2010 and for the year ended December 31, 2010 was $1,163,939, $1,033,611 and $1,393,745, respectively.

Note 8 – ACCRUED EXPENSES

Accrued expenses consist of the following:

	September 30,		December 31,
	2011	2010	2010
Accrued payroll and payroll taxes	$460,676	$303,436	$ 181,274
Accrued property tax	374,903	375,972	273,876
Other	22,283	60,574	54,309
	$857,862	$739,982	$ 509,459

LIFEWAY FOODS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2011 and 2010
and December 31, 2010

Note 9 – NOTES PAYABLE

Notes payable consist of the following:

	September 30,		December 31,
	2011	2010	2010

Note payable to Private Bank in monthly installments of $42,222, plus variable interest rate, currently at 2.761%, with a balloon payment of $5,066,667 due February 6, 2014. Collateralized by substantially all assets of the Company.	$6,248,889	$6,735,556	$ 6,628,889

Line of credit with Private Bank at variable interest rate, currently at 2.761%. The agreement has been extended with terms allowing borrowings up to $2.0 million, maturing on May 31, 2012. Collateralized by substantially all assets of the Company.	---	750,000	—

Line of credit with Morgan Stanley for borrowings up to $2.8 million at variable interest rate, currently at 2.94% due on demand. Collateralized by investments with a fair value of $1,212,873, and cash and CD’s totaling $449,967 at September 30, 2011.	1,384,468	2,321,200	2,344,946

Notes payable to Ford Credit Corp. payable in monthly installments of $1,778.23 at 6.116%, secured by transportation equipment	72,753	---	---

Note payable to Fletcher Jones of Chicago, Ltd LLC in monthly installments of $1,768.57 at 6.653%, due May 24, 2017, secured by transportation equipment	100,017	---	—
Total notes payable	7,806,127	9,806,756	8,973,835
Less current maturities	1,923,436	3,608,978	2,851,610
Total long-term portion	$5,882,691	$6,197,778	$ 6,122,225

In accordance with the Private Bank agreements referenced above, the Company is subject to minimum fixed charged ratio and tangible net worth thresholds.  At September 30, 2011, the Company was in compliance with these covenants.

Maturities of notes payables are as follows:

For the Period Ended September 30,

2012	$1,923,436
2013	541,115
2014	5,272,275
2015	35,575
2016	19,546
Thereafter	14,180
Total	$7,806,127

LIFEWAY FOODS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2011 and 2010
and December 31, 2010

Note 10 – PROVISION FOR INCOME TAXES

The provision for income taxes consists of the following:

	For the Nine Months Ended		For the Year Ended
	September 30,		December 31,
	2011	2010	2010
Current:
Federal	$1,422,579	$2,489,227	$ 2,269,819
State and local	879,463	861,024	651,085
Total current	2,302,042	3,350,251	2,920,904
Deferred	(186,677)	(392,966)	(96,918)
Provision for income taxes	$2,115,365	$2,957,285	$ 2,823,986

A reconciliation of the provision for income taxes and the income tax computed at the statutory rate is as follows:

			For the Year
	For the Nine Months Ended		Ended
	September 30,		December 31,
	2011	2010	2010
Federal income tax expense computed at the statutory rate	$1,814,484	$2,317,207	$ 2,180,228
State and local tax expense, net	506,988	497,918	651,085
Permanent differences	(146,938)	(167,615)	(117,247)
Tax credits and other	(59,169)	309,775	109,920
Provision for income taxes	$2,115,365	$2,957,285	$ 2,823,986

Amounts for deferred tax assets and liabilities are as follows:

	September 30,		December 31,
	2011	2010	2010
Non-current deferred tax assets (liabilities) arising from: Temporary differences -
Accumulated depreciation and amortization from purchase accounting adjustments	$(3,584,660)	$(3,457,448)	$ (3,673,296)
Capital loss carry-forwards	271,568	337,016	271,568
Total non-current net deferred tax liabilities	(3,313,092)	(3,120,432)	(3,401,728)
Current deferred tax assets arising from:
Unrealized (gains) losses on investments	61,810	(35,509)	30,320
Impairment of investments	---	4,234	4,232
Inventory	257,963	190,958	168,875
Allowance for doubtful accounts and discounts	138,228	117,710	125,043
Total current deferred tax assets	458,001	277,393	328,470
Net deferred tax liability	$(2,855,091)	$(2,843,039)	$ (3,073,258)

LIFEWAY FOODS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2011 and 2010
and December 31, 2010

Note 11 – SUPPLEMENTAL CASH FLOW INFORMATION

The Company applied a previous investment in First Juice, Inc. of $500,000 toward the acquisition during 2010.  The impact on the acquisition and intangible assets has been omitted from the investing section of the cash flow statement.

Cash paid for interest and income taxes are as follows:

			For the Year
	For the Nine Months Ended		Ended
	September 30,		December 31,
	2011	2010	2010
Interest	$195,448	$314,578	$375,347
Income taxes	$1,169,334	$1,479,092	$2,824,824

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

As of December 31, 2010 and at September 30, 2011 and 2010, there were no stock options outstanding or exercisable.  There were approximately 940,000 shares available for issuance under the Plan at September 30, 2011.

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
September 30, 2011 and 2010
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

The Company has available for sale investment securities measured at fair value on a recurring basis.  All categories of investment securities noted in Note 5 were valued using Level 1 inputs as described above, in 2011 and 2010.  There were no other assets or liabilities measured at fair value on a recurring or non-recurring basis as of September 30, 2011, September 30, 2010 or December 31, 2010.

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

Comparison of Quarter Ended September 30, 2011 to Quarter Ended September 30, 2010

The following analysis should be read in conjunction with the unaudited financial statements of the Company and related notes included elsewhere in this quarterly report and the audited financial statements and Management’s Discussion and Analysis contained in our Form 10-K, for the fiscal year ended December 31, 2010.

Results of Operations

Total consolidated gross sales increased by $3,514,749 (approximately 22%) to $19,423,533 during the three-month period ended September 30, 2011 from $15,908,784 during the same three-month period in 2010.  This increase is primarily attributable to increased sales and awareness of flagship line, Kefir, as well as ProBugs® Organic Kefir for kids and BioKefir™.  In addition, Lifeway Frozen Kefir line, which was launched in April 2011 or the second quarter of 2011, contributed approximately $300,000 to revenue during the third quarter 2011.

Total consolidated net sales increased by $3,108,587 (approximately 21%) to $17,701,604 during the three-month period ended September 30, 2011 from $14,593,017 during the same three-month period in 2010.  Net sales are recorded as gross sales less promotional activities such as slotting fees paid, couponing, spoilage and promotional allowances as well as early payment terms given to customers.

Cost of goods sold as a percentage of net sales, excluding depreciation expense, were approximately 63% during the third quarter of 2011, compared to approximately 62% during the same period in 2010. The increase was primarily attributable to the cost of transportation and other petroleum based production supplies, as well as the increased cost of conventional milk, our largest raw material.  The cost of milk was approximately 35% to 45% higher during the third quarter 2011 when compared to the same period in 2010.

Operating expenses as a percentage of net sales were approximately 26% during the third quarter of 2011 compared to approximately 23% during the same period in 2010.   This increase was primarily attributable to increased selling expenses as compared to the same period in 2010.  Selling related expenses increased by $900,167 (approximately 49%) to $2,748,389 during the third quarter of 2011, from $1,848,222 during the same period in 2010.  This increase is directly attributable to increases in marketing and advertising of the Company’s flagship line, Kefir, as well as ProBugs® Organic Kefir for kids, BioKefir,™  and Lifeway’s Frozen Kefir.

Total operating income decreased by $340,588 (approximately 18%) to $1,567,705 during the third quarter of 2011, from $1,908,293 during the same period in 2010.

Provision for income taxes was $441,989, or a 30% effective tax rate, for the 2011 third quarter compared with $1,017,349, or a 53% tax rate, during the same period in 2010. The decline in the effective rate is primarily the result of changes in estimates reflected in the current period.  Additionally, during the year ended December 31, 2010, a liability of approximately $220,000 was recognized resulting from the completion of an IRS review of the Company's 2007 and 2008 federal tax return filings.  Income taxes are discussed in Note 10 of the Notes to Consolidated Financial Statements.

Total net income was $1,030,041 or $0.06 per share for the three-month period ended September 30, 2011 compared to $904,837 or $0.05 per share in the same period in 2010.

Comparison of Nine-Month Period Ended September 30, 2011 to Nine-Month Period Ended September 30, 2010

Total consolidated gross sales increased by $10,964,303, (approximately 23%) to $58,383,802 during the nine- month period ended September 30, 2011 from $47,419,499 during the same nine-month period in 2010.  This increase is primarily attributable to increased sales and awareness of flagship line, Kefir, as well as ProBugs® Organic Kefir for kids and BioKefir™.  In addition, Lifeway Frozen Kefir line, which was launched in April 2011 or the second quarter of 2011, contributed approximately $550,000 to revenue during the first nine months of 2011.

Total consolidated net sales increased by $9,435,902 (approximately 22%) to $53,203,425 during the nine-month period ended September 30, 2011 from $43,767,523 during the same nine-month period in 2010.  Net sales are recorded as gross sales less promotional activities such as slotting fees paid, couponing, spoilage and promotional allowances as well as early payment terms given to customers.

Cost of goods sold as a percentage of net sales, excluding depreciation expense, were approximately 63% during the nine-month period ended September 30, 2011, compared to approximately 58% during the same period in 2010. The increase was primarily attributable to the cost of transportation and other petroleum based production supplies, as well as the increased cost of conventional milk, our largest raw material.  The cost of milk was approximately 20 to 25% higher during the nine month period ended September 30, 2011 when compared to the same period in 2010.

Operating expenses as a percentage of net sales were approximately 25% during the nine-month period ended September 30, 2011 compared to approximately 24% during the same period in 2010.  Selling related expenses increased by $2,175,750 (approximately 39%) to $7,760,704 during the nine-month period ended September 30, 2011, from $5,584,954 during the same period in 2010. This increase is directly attributable to the Company recording an approximate $700,000 expense related its 25th Anniversary Cross Country Mobile tour, which occurred in the second quarter and was expensed during the second quarter of 2011, and other increases in marketing and advertising of the Company’s flagship line Kefir, as well as ProBugs® Organic Kefir for kids, BioKefir™, and Lifeway’s Frozen Kefir. The Company views this as a non-recurring advertising expense.

Total operating income decreased by $1,277,484 (approximately 19%) to $5,533,541 during the nine-month period ended September 30, 2011, from $6,811,025 during the same period in 2010.

Provision for income taxes was $2,115,365 or a 40% effective tax rate, for the nine-month period ended September 30, 2011 compared with $2,957,285, or a 43% tax rate, during the same period in 2010.  The decline in the effective rate is primarily the result of changes in estimates reflected in the current period.  Additionally, during the year ended December 31, 2010, a liability of approximately $220,000 was recognized resulting from the completion of an IRS review of the Company's 2007 and 2008 federal tax return filings.  Income taxes are discussed in Note 10 of the Notes to Consolidated Financial Statements.

Total net income was $3,221,354 or $0.20 per share for the nine-month period ended September 30, 2011 compared to $3,858,029 or $0.23 per share in the same period in 2010.

Liquidity and Capital Resources

Sources and Uses of Cash

Net cash provided by operating activities was $2,592,504 during the nine-months ended September 30, 2011 which is a decrease of $1,372,695 when compared to the same period in 2010.  This decrease is primarily attributable to the decrease in net income of $636,675.

Net cash used in investing activities was $2,107,555 during the nine-months ended September 30, 2011 which is an increase of $1,688,165 compared to the same period in 2010.  This increase is primarily due to a decrease in proceeds from sale of investments of $1,878,578 compared to 2010.

The Company had a net increase in cash and cash equivalents of $11,026 during the third quarter of 2011 compared to the same period in 2010.  The Company had cash and cash equivalents of $860,683 as of September 30, 2011 compared with cash and cash equivalents of $849,657 as of September 30, 2010.

Assets and Liabilities

Total assets were $53,539,688 as of September 30, 2011, which is an increase of $1,480,957 when compared to December 31, 2010, and an increase of $1,101,365 when compared to September 30, 2010.  This is primarily due to an increase in accounts receivable of $1,567,013 as of September 30, 2011, when compared with September 30, 2010.

Total current liabilities were $8,533,149 as of September 30, 2011, which is a decrease of $352,611 when compared to December 31, 2010. Total current liabilities decreased by $94,372 when compared to September 30, 2010.  This is primarily due a $1,685,542 decrease in current maturities of notes payable partially offset by a $1,821,223 increase in accounts payable as of September 30, 2011, when compared to September 30, 2010.

Long term notes payable decreased by $239,534 as of September 30, 2011, when compared to December 31, 2010 and decreased by $315,087 when compared to September 30, 2010.  The balance of the long term notes payable as of September 30, 2011 was $5,882,691.

Total stockholder’s equity was $35,810,756 as of September 30, 2011, which is an increase of $2,161,738 when compared to December 31, 2010.  This is primarily due the increase in retained earnings of $3,221,354 when compared to December 31, 2010.  Total stockholder’s equity increased by $1,318,164 when compared to September 30, 2010.  This is primarily due the increase in retained earnings by $2,985,791 as of September 30, 2011, when compared to September 30, 2010.

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

ITEM 4.    CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As of September 30, 2011, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial and Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based upon that evaluation, our Chief Executive Officer and Chief Financial and Accounting Officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of September 30, 2011 in ensuring that information required to be disclosed by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified under the Exchange Act rules and forms due to the material weaknesses described in our Form 10-K for the year ended December 31, 2010. As a result, we performed additional analysis and other post-closing procedures to ensure our consolidated financial statements were prepared in accordance with generally accepted accounting principles.  Accordingly, management believes the consolidated financial statements included in this Form 10-Q fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented.

Changes in Internal Control Over Financial Reporting

During 2011, the Company’s management continued to implement remediation activities to improve the quality of its internal control over financial reporting.  The Company implemented new policies and procedures in order to reduce or eliminate deficiencies. The most significant component of the changes in the internal control over financial reporting is the implementation of accounting software to provide additional entity level controls over advertising and sales promotional discounts with customers, controls over the identification, recording and review of period end activity for accounts receivable, accounts payable, fixed assets, inventory, and deferred taxes.  The Company, together with a professional services firm, will continue to test the Company’s internal control over financial reporting.  The changes in our internal control have not materially affected, and are not reasonably likely to materially affect, our internal control over financial reporting for the period ended September 30, 2011. The foregoing notwithstanding, we continue to evaluate the appropriate remediation measures required in order to address the previously identified material weaknesses.  Progress relative to our remediation measures will be disclosed in our subsequent Exchange Act reports.  We are committed to making continued improvements to address the previously identified material weaknesses.

PART II — OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS.

None.

ITEM 1A.    RISK FACTORS.

Not applicable.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

(c)           PURCHASES OF THE COMPANY’S SECURITIES

Period	(a) Total Numbers of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs*	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs*
July 1, 2011 to July 31, 2011	0	—	0	191,754
August 1, 2011 to August 31, 2011	3,000	10.01	3,000	188,754
September 1, 2011 to September 30, 2011	2,000	10.12	2,000	186,754
Total	5,000	10.07	5,000	186,754

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

LIFEWAY FOODS, INC.
(Registrant)

Date: November 14, 2011	By:	/s/ Julie Smolyansky
Julie Smolyansky
Chief Executive Officer, President and Director

Date: November 14, 2011	By:	/s/ Edward P. Smolyansky
Edward P. Smolyansky
Chief Financial and Accounting Officer and Treasurer

EXHIBIT INDEX

Exhibit Number	Description of Document

31.1	Officer’s Certificate Pursuant to 15 U.S.C. 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Officer’s Certificate Pursuant to 15 U.S.C. 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data Files.