Form 10-K
period 2011-12-31
LIFEWAY FOODS INC
filed 2012-03-30
CIK 814586

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: __________ to __________

Commission file number: 000-17363

LIFEWAY FOODS, INC.
(Name of  registrant as specified in its charter)

Illinois	36-3442829
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

6431 West Oakton St., Morton Grove, Illinois 60053
(Address of principal executive offices) (Zip Code)

(847) 967-1010
(Registrant’s telephone number, including area code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the stock was last sold as of June 30, 2011 ($11.18 per share as quoted on the National Market System of The Nasdaq Global Market) was $51,982,114.

The number of shares outstanding of each of the issuer’s classes of common equity, as of March 9, 2012 is 16,391,909 shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE:

None.

LIFEWAY FOODS, INC.

- i -

CAUTIONARY STATEMENT IDENTIFYING IMPORTANT FACTORS
THAT COULD CAUSE THE COMPANY’S ACTUAL RESULTS TO
DIFFER FROM THOSE PROJECTED IN FORWARD LOOKING STATEMENTS

In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, readers of this document and any document incorporated by reference herein, are advised that this document and documents incorporated by reference into this document contain both statements of historical facts and forward looking statements. Forward looking statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those indicated by the forward looking statements. Examples of forward looking statements include, but are not limited to, (i) projections of revenues, income or loss, earnings or losses per share, capital expenditures, dividends, capital structure and other financial items, (ii) statements of Lifeway Foods, Inc.’s (“Lifeway” or the “Company”) plans and objectives, including the introduction of new products, or estimates or predictions of actions by customers, suppliers, competitors or regulatory authorities, (iii) statements of future economic performance, and (iv) statements of assumptions underlying other statements and statements about Lifeway or its business.

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

PART I

ITEM 1.   BUSINESS.

BUSINESS DEVELOPMENT

Lifeway Foods, Inc. (the “Company” or “Lifeway”), an Illinois corporation, commenced operations in February 1986, and was incorporated under the laws of the State of Illinois on May 19, 1986. The Company’s principal business activity is the manufacturing of probiotic, cultured, functional dairy and non-dairy health food products. Lifeway’s primary products are kefir, a drinkable dairy beverage similar to but distinct from yogurt, in several flavors sold under the name “Lifeway Kefir” and “Helios Nutrition Organic Kefir”; a line of various drinkable yogurts sold under the “Tuscan” and “Lassi” brands; and “BasicsPlus,” a dairy based immune-supporting dietary supplement beverage. In addition to the drinkable products, Lifeway manufactures “Lifeway Farmer Cheese,” a line of various farmer cheeses, a line of gourmet cream cheeses, and “Sweet Kiss,” a fruit sugar-flavored spreadable cheese similar in consistency to cream cheese. The Company also manufactures and markets a vegetable-based seasoning under the “Golden Zesta” brand. Lifeway manufactures all of its products at Company-owned facilities and distributes its products primarily throughout the United States.  In the Chicago metropolitan area, Lifeway distributes its products on its own trucks and via one distributor. The Company directly distributes its products in the Philadelphia and Tri State metropolitan areas using its own trucks.

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

PROBUGS.  “ProBugs” is a kefir product that contains ten live and active kefir cultures. Aimed at children ages 2-9, ProBugs comes in three flavors, “Sublime Slime Lime®,” “Orange Creamy Crawler®” and “Goo-Berry Pie®” and is packaged in no spill spout pouches designed as cartoon bug characters Peter, Polly and Penelope ProBug®.

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

BASICS PLUS.  “Basics Plus” is a kefir-based beverage product designed to support gastrointestinal functions and the immune system.  This product contains certain “passive immunity products” purchased from GalaGen, Inc. prior to its 2002 bankruptcy.  Lifeway is currently engaged in discussion with several potential new suppliers of passive immunity products and is not currently manufacturing this beverage.

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

Distributors are provided Lifeway products at wholesale prices for distribution to their retail accounts. Lifeway believes that the price at which its products are sold to its distributors is competitive with the prices generally paid by distributors for similar products in the markets served. In all areas served, distributors currently deliver the products directly to the refrigerated cases of dairy sections of their retail customers. Each distributor carries a line of Lifeway’s products on its trucks, checks the retail stores for space allocated to Lifeway’s products, determines inventory requirements of the store and places Lifeway products directly into the retailers’ dairy cases. Lifeway believes this method of distribution best serves the needs of each retail store, and is the best available means to ensure consistency and quality of product handling, quality control, flavor selection and favorable retail display. The Company expects customers, either distributors who go into third party retail stores to sell the product they have purchased from us, or the direct retail customer that may service their own stores, as general good business practice to rotate the perishable products, make or obtain frequent delivery of products, replacement of damaged, old or substandard packages and deliver or have deliveries made directly to the refrigerated case.  It is to the benefit of the distributor or retailer, as well as the Company, not to have spoiled, out dated, or substandard product on the shelf.  However, due to the perishable nature of the product, the Company’s distributors and retailers have no right to return any product to the Company.

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

In connection with the certain Stockholders’ Agreement, as amended, between Lifeway, Danone Foods, Inc. and other parties, as well as certain other transactions between the two foregoing companies described elsewhere in this report, the parties agreed that they would not compete with each other during the term of the Stockholders’ Agreement with respect to certain yogurt, cheese and kefir products. On December 31, 2009, the term of the non-compete obligation was extended to December 31, 2010 and the non-compete obligation was limited solely to kefir products. No further extensions to the term of the non-compete obligation have been agreed upon by Danone and Lifeway at this time. However, Lifeway is discussing further extensions with Danone. The remaining provisions of the Stockholders’ Agreement are in full force and effect.

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

MAJOR CUSTOMERS

Lifeway distributes its products to numerous accounts throughout the United States. Concentrations of credit with regard to trade accounts receivable and sales are limited due to the fact that Lifeway’s customers are spread across different geographic areas.  However, customers are concentrated in the retail food industry, for example, Trader’s Joe’s and United Natural Foods. In 2011, two customers represented approximately 31% of sales and reflected sales in various regions of the United States outside the Chicago metropolitan area.

TRANSACTIONS WITH GROUPE DANONE SA

All share amounts and prices in this subsection are historical and have not been adjusted for the stock splits which occurred in the first quarter of 2004 and the second quarter of 2006. On October 1, 1999, Lifeway and certain members of the Smolyansky family sold shares of restricted common stock to Danone at $10.00 per share. Later in 1999, Danone purchased additional shares of common stock from certain individuals, including shares purchased in transactions with certain Company affiliates, including Lifeway’s founder Michael Smolyansky, Val Nikolenko, Vice President of Production and Pol Sikar, a director, and his affiliates. As a result of these transactions, Danone became the beneficial owner of approximately 20% of the outstanding common stock of Lifeway. Pursuant to the terms and conditions of the transaction, Lifeway granted certain limited rights to Danone, which include a right to nominate one director, anti-dilutive rights relating to future offerings and limited registration rights. In addition, as described above, Lifeway and Danone are parties to a Stockholders’ Agreement dated October 1, 1999, as amended through extensions of certain provisions pursuant to which the parties agreed, among other things, that they would not compete with each other through December 31, 2010 with respect to certain kefir products. The Stockholders’ Agreement also provides that Danone may not own more than 20% of the outstanding common stock of Lifeway as a result of direct or indirect acquisition of shares during the standstill period, which was extended to December 31, 2010. Danone’s interest as of December 31, 2011 was approximately 21.1% due to reductions in Lifeway’s shares outstanding, primarily due to share repurchases by Lifeway. No further extensions of certain provisions to the Stockholders’ Agreement have been agreed upon by Danone and Lifeway at this time. However, Lifeway is discussing further extensions with Danone. The remaining provisions of the Stockholders’ Agreement are in full force and effect.

PATENTS, TRADEMARKS, LICENSES, ROYALTY AGREEMENTS

All trademark registrations have been granted by the United States Patent and Trademark Office (“USPTO”), unless otherwise noted below. Each trademark registration may be renewed upon expiration. Lifeway intends to make all timely filings as required for all trademarks listed.

Mark/Reg. No.	Goods/Services	Date of Registration	Expiration of Registration	Comments
ProBug Design 1, Reg. No. 3266378	dairy-based beverages; dairy-based food beverages; kefir; soy- based food beverage used as milk substitute	July 17, 2007	July 17, 2017
Registration is renewable at the time of expiration provided mandatory documents are filed with the USPTO between the fifth and sixth anniversaries of the registration date or the six-month grace period following the sixth anniversary date.

ProBug Design 2, Reg. No. 3263130	dairy-based beverages; dairy-based food beverages; kefir; soy- based food beverage used as milk substitute	July 10, 2007	July 10, 2017
Registration is renewable at the time of expiration provided mandatory documents are filed with the USPTO between the fifth and sixth anniversaries of the registration date or the six-month grace period following the sixth anniversary date.

Penelope ProBug Design, Reg. No. 3408792	dairy-based beverages; dairy-based food beverages; kefir; soy- based food beverage used as milk substitute	April 8, 2008	April 8, 2018
Registration is renewable at the time of expiration provided mandatory documents are filed with the USPTO between the fifth and sixth anniversaries of the registration date or the six-month grace period following the sixth anniversary date.

BA3APHBIII (a Stylized presentation of “bazarny” in Cyrillic characters), Reg. No. 3590660	cultured milk products, excluding ice cream, ice milk and frozen yogurt; cheeses and cottage cheese	March 17, 2009	March 17, 2019
Registration is renewable at the time of expiration provided mandatory documents are filed with the USPTO between the fifth and sixth anniversaries of the registration date or the six-month grace period following the sixth anniversary date.

BAMBINO, Reg. No. 2770522	cheeses, cottage cheeses and other dairy products, excluding ice cream, ice milk, and frozen yogurt	October 7, 2003	October 7, 2013
An Affidavit of Continued Use was timely filed between the fifth and sixth anniversaries of the registration date.  Registration is renewable between the ninth and tenth anniversaries of the registration date or the six-month grace period following the registration expiration date.

BAZARNY, Reg. No. 3597883	cultured milk products, excluding ice cream, ice milk and frozen yogurt; cheeses and cottage cheese	March 31, 2009	March 31, 2019
Registration is renewable at the time of expiration provided mandatory documents are filed with the USPTO between the fifth and sixth anniversaries of the registration date or the six-month grace period following the sixth anniversary date.

BIO KEFIR, Reg. No. 3886709	yogurt, cheeses, cottage cheeses and other milk products, excluding ice cream, ice milk and frozen yogurt	December 7, 2010	December 7, 2020
Registration is renewable at the time of expiration provided mandatory documents are filed with the USPTO between the fifth and sixth anniversaries of the registration date or the six-month grace period following the sixth anniversary date.

CHANGING THE WORLD, ONE MOUTHFUL AT A TIME. (Stylized) , Reg. No. 3541999	fruit juices	December 2, 2008	December 2, 2018
Registration is renewable at the time of expiration provided mandatory documents are filed with the USPTO between the fifth and sixth anniversaries of the registration date or the six-month grace period following the sixth anniversary date.

Mark/Reg. No.	Goods/Services	Date of Registration	Expiration of Registration	Comments
FRUIT JUICE (Stylized), Reg. No. 3413276	fruit juices	April 15, 2008	April 15, 2018
Registration is renewable at the time of expiration provided mandatory documents are filed with the USPTO between the fifth and sixth anniversaries of the registration date or the six-month grace period following the sixth anniversary date.

Fruit Juice Logo, Reg. No. 3432421	fruit juices	May 20, 2008	May 20, 2018
Registration is renewable at the time of expiration provided mandatory documents are filed with the USPTO between the fifth and sixth anniversaries of the registration date or the six-month grace period following the sixth anniversary date.

GOO-BERRY PIE, Reg. No. 3405134	dairy-based beverages; dairy-based food beverages; kefir; soy-based food beverages used as a milk substitute	April 1, 2008	April 1, 2018
Registration is renewable at the time of expiration provided mandatory documents are filed with the USPTO between the fifth and sixth anniversaries of the registration date or the six-month grace period following the sixth anniversary date.

HELIOS NUTRITION, Reg. No. 2283716	health foods, functional foods and medical foods, namely, dairy products excluding ice cream, ice milk and frozen yogurt	October 5, 1999	October 5, 2019
Registration was timely renewed on April 2, 2010. Registration is renewable for ten year periods or during the six-month grace period following the registration expiration date or the six-month grace period following the sixth anniversary date.

KOROVKA, Reg. No. 2504027	dairy-based spread	November 6, 2001	November 6, 2021	Registration was timely renewed on November 6, 2011. Registration is renewable for ten year periods or during the six-month grace period following the registration expiration date.
KPECTBRHCKNN (a Stylized presentation of “krestyanskiy” in Cyrillic characters-means “peasant”) , Reg. No. 2187363	cheeses, cottage cheeses and other milk products excluding ice cream, ice milk and frozen yogurt	September 8, 1998	September 8, 2018	Registration was timely renewed on August 23, 2008. Registration is renewable for ten year periods or during the six-month grace period following the registration expiration date.
KWASHENKA, Reg. No. 2135974	kefir, yogurt, cheeses, cottage cheeses and other milk products, excluding ice cream, ice milk and frozen yogurt	February 10, 1998	February 10, 2018	Registration was timely renewed on May 23, 2008. Registration is renewable for ten year periods or during the six-month grace period following the registration expiration date.
LA FRUTA, Reg. No. 2937061	cultured milk products, excluding ice cream, ice milk and frozen yogurt	March 29, 2005	March 29, 2015
An Affidavit of Continued Use was timely filed between the fifth and sixth anniversaries of the registration date.  Registration is renewable between the ninth and tenth anniversaries of the registration date or the six-month grace period following the registration expiration date.

LIFEWAY, Reg. No. 1571136	cheese and kefir	December 12, 1989	December 12, 2019	Registration was timely renewed on December 12, 2009. Registration is renewable for ten year periods or during the six-month grace period following the registration expiration date.
ORANGE CREAMY CRAWLER, Reg. No. 3263128	dairy-based beverages; dairy-based food beverages; kefir; soy- based food beverage used as milk substitute	July 10, 2007	July 10, 2017
Registration is renewable at the time of expiration provided mandatory documents are filed with the USPTO between the fifth and sixth anniversaries of the registration date or the six-month grace period following the sixth anniversary date.

Mark/Reg. No.	Goods/Services	Date of Registration	Expiration of Registration	Comments
PHYTOBOOST, Reg. No. 3982487	dairy-based beverages; dairy-based food beverages; kefir; soy-based food beverage used as a milk substitute	June 21, 2011	June 21, 2021
Registration is renewable at the time of expiration provided mandatory documents are filed with the USPTO between the fifth and sixth anniversaries of the registration date or the six-month grace period following the sixth anniversary date.

PLAYGROUP PACK, Reg. No. 3634999	fruit juices	June 9, 2009	June 9, 2019
Registration is renewable at the time of expiration provided mandatory documents are filed with the USPTO between the fifth and sixth anniversaries of the registration date or the six-month grace period following the sixth anniversary date.

PRIDE OF MAIN STREET, MN Reg. No. 12947	dairy product	November 9, 1987	November 9, 2017	Only for the State of Minnesota, not in US – Registration was renewed in 2007. Registration is renewable for ten years.
PROBUGS, Reg. No. 3263129	dairy-based beverages; dairy-based food beverages; kefir; soy- based food beverage used as milk substitute	July 10, 2007	July 10, 2017
Registration is renewable at the time of expiration provided mandatory documents are filed with the USPTO between the fifth and sixth anniversaries of the registration date or the six-month grace period following the sixth anniversary date.

SOYTREAT, Reg. No. 3530754	soy-based food beverage intended for use as cultured milk substitute	November 11, 2008	November 11, 2018
Registration is renewable at the time of expiration provided mandatory documents are filed with the USPTO between the fifth and sixth anniversaries of the registration date or the six-month grace period following the sixth anniversary date.

STARFRUIT, Reg. No. 3513252	franchise services, namely, offering technical and business management assistance in the establishment and operation of restaurants	October 7, 2008	October 7, 2018
Registration is renewable at the time of expiration provided mandatory documents are filed with the USPTO between the fifth and sixth anniversaries of the registration date or the six-month grace period following the sixth anniversary date.

STARFRUIT, Reg. No. 3454746	restaurant services	June 24, 2008	June 24, 2018
Registration is renewable at the time of expiration provided mandatory documents are filed with the USPTO between the fifth and sixth anniversaries of the registration date or the six-month grace period following the sixth anniversary date.

STARFRUIT (Stylized), Reg. No. 3879939	kefir	November 23, 2010	November 23, 2020
Registration is renewable at the time of expiration provided mandatory documents are filed with the USPTO between the fifth and sixth anniversaries of the registration date or the six-month grace period following the sixth anniversary date.

SUBLIME SLIME LIME, Reg. No. 3263134	dairy-based beverages; dairy-based food beverages; kefir; soy- based food beverage used as milk substitute	July 10, 2007	July 10, 2017
Registration is renewable at the time of expiration provided mandatory documents are filed with the USPTO between the fifth and sixth anniversaries of the registration date or the six-month grace period following the sixth anniversary date.

SWEET KISS, Reg. No. 2135975	cheeses, cottage cheeses and other milk products, excluding ice cream, ice milk and frozen yogurt	February 10, 1998	February 10, 2018	Registration was timely renewed on May 23, 2008. Registration is renewable for ten year periods or during the six-month grace period following the registration expiration date.
TODDLER TASTEBUD TRAINING (Stylized), Reg. No. 3542008	fruit juices	December 2, 2008	December 2, 2018
Registration is renewable at the time of expiration provided mandatory documents are filed with the USPTO between the fifth and sixth anniversaries of the registration date or the six-month grace period following the sixth anniversary date.

TRAINING WHEELS FOR HEALTHY EATING (Stylized), Reg. No. 3412314	fruit juices	April 15, 2008	April 15, 2018
Registration is renewable at the time of expiration provided mandatory documents are filed with the USPTO between the fifth and sixth anniversaries of the registration date or the six-month grace period following the sixth anniversary date.

Mark/Ser. No.	Goods	Status & Filing Date	Comments
FIRST POP, Ser. No. 77473329	frozen confections	Pending – Application filed May 13, 2008	Notice of Allowance (NOA) issued June 22, 2010. A Third Extension of Time was granted December 7, 2011. Applicant must file a Statement of Use or fourth Extension Request by June 22, 2012.
FIRST SMOOTHIE, Ser. No. 85111072	fruit beverages, namely, smoothies	Pending – Application filed August 19, 2010	Notice of Allowance (NOA) issued September 20, 2011. Applicant must file a Statement of Use or first Extension Request by March 20, 2012.
FIRST WATER, Ser. No. 77531563	drinking water	Pending – Application filed July 25, 2008	Notice of Allowance (NOA) issued January 12, 2010. The fourth Extension of Time was granted January 9, 2012. Applicant must file a Statement of Use or fifth Extension Request by July 12, 2012.
PRO2O, Ser. No. 85362958	dairy-based beverages; dairy-based food beverages; kefir; soy-based food beverage used as a milk substitute beverages, namely, water and fruit and vegetable juices and fruit juices flavored with tea	Pending – Application filed July 5, 2011	Notice of Allowance (NOA) not yet issued.
PROLICIOUS, Ser. No. 85362942	dairy-based beverages; dairy-based food beverages; kefir; soy-based food beverage used as a milk substitute beverages, namely, water and fruit and vegetable juices and fruit juices flavored with tea	Pending – Application filed July 5, 2011	Notice of Allowance (NOA) not yet issued.

Lifeway also uses, and claims common law rights to, the following unregistered trademarks: “Elita,” “Healthy Foods Today for a Better Life Tomorrow,” “Milkshake Smoothie,” “Toplenka,” “White Cheese,” “Drink It to Be Beautiful Inside and Out,”  “Golden Zesta” and “Pride of Main Street.”

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

The terms of the Lifeway sublicense provide that Metagenics will permit Lifeway to continue to have the exclusive patent rights to produce or sell kefir-based products containing natural immune components in the event the original license between GalaGen and Metagenics is terminated, and such termination was not caused by Lifeway. On February 25, 2002, GalaGen filed a petition for bankruptcy in the United States Bankruptcy Court, District of Minnesota, which terminated both its primary license with Metagenics and its participation in the Lifeway sublicense. The license and sublicense were excluded from the sale of assets of GalaGen pursuant to an order of the Bankruptcy Court. Lifeway has not received any indication that Metagenics will not permit Lifeway to continue to have the exclusive patent rights to produce or sell kefir-based products containing natural immune components. Thus, Lifeway believes that it continues to have the exclusive patent rights licensed directly from Metagenics. Either party may terminate the license agreement for cause. The term of the license agreement expires when the last valid claim of the patent rights expires, which currently is July 2, 2013. However, this term can be extended in accordance with the terms of the license agreement.

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

Lifeway conducts primarily all of its research internally, but at times will employ the services of an outside testing facility. During 2010 and 2011, the amount Lifeway expended for research and new product development was not material to the financial position of Lifeway and no amount was customer supported.

EMPLOYEES

Lifeway currently employs approximately 330 employees, all of whom are full-time employees. Substantially all of these employees are engaged in the manufacturing of the Company’s products. None of Lifeway’s employees are covered by collective bargaining agreements. The Company only has distributor relationships with third party distributors.  No distributors are considered to be employees.  Company-owned vehicles are used by Company employees for local same day deliveries only and revenue is recognized on the date of delivery to the end retail customers.  Drivers of those vehicles are employees of the Company and all payroll, withholdings, and income taxes are accounted for in the same manner.

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

On October 16, 1996, Lifeway purchased a 110,000 square foot commercially-zoned parcel of real property, including an approximately 50,000 square foot one-story brick building in good condition, located at 6431 Oakton Avenue, Morton Grove, Illinois. This property is used as Lifeway’s corporate headquarters and main manufacturing facility. This property has been improved every year since the time of purchase by the addition of custom-built refrigerated storage space and the addition of various machinery and equipment used to manufacture, package and store Lifeway’s products. Lifeway is the only occupant of this property and presently holds fee simple title subject to a mortgage which secures the property as collateral for the Loans discussed above.   The value of this property may be subject to real estate market forces that typically affect industrial real estate in the area immediately surrounding the property.

In June 2005, the Company purchased a 100,000 square foot distribution and warehousing facility that is equipped with 40,000 square feet of refrigeration. The facility, located at 6101 Gross Point Road in Niles, Illinois, will be used to store raw materials and finished goods in order to relieve space pressures at the Company’s existing approximately 50,000 square foot building, less than a mile away. The additional space at the Company’s main plant will be used to expand production capacity for the Company’s kefir and other probiotic products. Lifeway is the only occupant of this property and presently holds fee simple title subject to a mortgage which secures the property as collateral for the Loans discussed above.  The value of this property may be subject to real estate market forces that typically affect industrial real estate in the area immediately surrounding the property.

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

The high and low sales prices for Lifeway’s Common Stock for the quarterly periods within the two most recent fiscal years, as reported by The Nasdaq Global Market, is set forth in the following table:

	Low Bid	High Bid
First Qtr. 2010	$11.34	$12.70
Second Qtr. 2010	$ 8.07	$12.07
Third Qtr. 2010	$ 9.60	$11.27
Fourth Qtr. 2010	$ 9.31	$10.60
First Qtr. 2011	$ 8.42	$10.48
Second Qtr. 2011	$ 9.03	$11.24
Third Qtr. 2011	$ 9.45	$11.90
Fourth Qtr. 2011	$ 8.80	$11.20

As of March 9, 2012, there were approximately 90 holders of record of Lifeway’s Common Stock. The Company has no information regarding beneficial owners whose shares are held in street name.

DIVIDENDS

Lifeway has paid no cash dividends on its Common Stock since inception and management does not anticipate that such dividends will be paid in the foreseeable future.

SALES OF UNREGISTERED SECURITIES

None.

PURCHASES OF THE COMPANY’S SECURITIES

Period	(a) Total Numbers of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs

October 1 to October 31, 2011	0	0	0	186,754
November 1 to November 30, 2011	12,500	9.48	12,500	174,254
December 1 to December 31, 2011	4,000	9.78	4,000	170,254
Total	16,500	9.63	16,500	170,254

*On May 7, 2010, the Company established a share repurchase program for up to 200,000 shares with a plan expiration date of one year from the date of the first purchase.  On January 20, 2011, the Company approved a share repurchase program for up to 250,000 shares with a plan expiration date of one year from the date of the first purchase. Lifeway repurchased 127,348 shares of the Company’s securities in 2011 pursuant to these programs at a total cost of $1,181,428.  As of the date of this filing these plans were both expired.  On February 6, 2012, the Company approved a new share repurchase program for up to 200,000 shares with a plan expiration date of one year from the date of the first purchase.

EQUITY COMPENSATION PLAN INFORMATION

See Part III, Item 12, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, of this Annual Report on Form 10-K for information regarding securities authorized for issuance under our equity compensation plans.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
Comparison of Quarter Ended December 31, 2011 to Quarter Ended December 31, 2010

The following analysis should be read in conjunction with the audited financial statements of the Company and related notes included elsewhere in this annual report and the audited financial statements and Management’s Discussion and Analysis contained in our quarterly reports on Form 10-Q, for the fiscal quarters ended March 31, 2011, June 30, 2011, and September 30, 2011.

Results of Operations

Total consolidated gross sales increased by $2,615,251 (approximately 16%) to $18,739,197 during the three-month period ended December 31, 2011 from $16,123,946 during the same three-month period in 2010.  This increase is primarily attributable to increased sales and awareness of the Company’s flagship line, Kefir, as well as ProBugs® Organic Kefir for kids and BioKefir™.  In addition, Lifeway’s Frozen Kefir line, which was launched in April 2011, contributed approximately $350,000 to sales during the fourth quarter of 2011.

Total consolidated net sales increased by $2,034,614 (approximately 14%) to $16,766,984 during the three-month period ended December 31, 2011 from $14,732,370 during the same three-month period in 2010.  Net sales are recorded as gross sales less promotional activities such as slotting fees paid, couponing, spoilage and promotional allowances as well as early payment terms given to customers. The total allowance for promotions and discounts during the three-month period ended December 31, 2011 was $1,972,213, or 10.5% of gross sales, compared to the total allowance for promotions and discounts during the three-month period ended December 31, 2010 of $1,391,576, or 8.6% of gross sales.  This increase is a result of an adjustment made during the three-month period ended December 31, 2011 the Company recorded an increase in allowances for promotions and discounts of $0.5 million associated with write-offs of accounts receivable balances outstanding as of December 31, 2011 for known discounts.  These discounts have previously been accounted for through a reserve applied against accounts receivable.

Cost of goods sold as a percentage of net sales, excluding depreciation expense, were approximately 74% during the fourth quarter of 2011, compared to approximately 77% during the same period in 2010. The decrease was primarily attributable to lower costs of transportation and other petroleum-based production supplies, partially offset by the increased cost of conventional and organic milk, the Company’s largest raw material.  The total cost of milk was approximately 20% higher during the fourth quarter 2011 when compared to the same period in 2010.

Operating expenses as a percentage of net sales were approximately 25% during the fourth quarter of 2011, compared to approximately 24% during the same period in 2010.   This increase was primarily attributable to increased selling expenses as compared to the same period in 2010.  Selling related expenses increased by $426,593 (approximately 21%) to $2,444,737 during the fourth quarter of 2011, from $2,018,144 during the same period in 2010.  This increase is directly attributable to increases in marketing and advertising of the Company’s flagship line, Kefir, as well as ProBugs Organic Kefir for kids, BioKefir and Lifeway’s Frozen Kefir.

The Company reported a loss in operations of $457,050 during the fourth quarter of 2011, an improvement of $79,343 from $536,393 during the same period in 2010.

Income tax benefit was $137,528 for the fourth quarter of 2011 compared to $133,299 during the same period in 2010.

Total net loss was $365,933 or a loss of $0.02 per diluted share for the three-month period ended December 31, 2011 compared to a net loss of $235,563 or a loss of $0.01 per diluted share in the same period in 2010.

Comparison of Year Ended December 31, 2011 to Year Ended December 31, 2010

Total consolidated gross sales increased by $13,579,554 (approximately 21%) to $77,122,999 during the twelve-month period ended December 31, 2011 from $63,543,445 during the same twelve-month period in 2010.  This increase is primarily attributable to increased sales and awareness of the Company’s flagship line, Kefir, as well as ProBugs® Organic Kefir for kids and BioKefir™.  In addition, Lifeway’s Frozen Kefir line, which was launched in April 2011, contributed approximately $700,000 to sales during the twelve-month period ended December 31, 2011.

Total consolidated net sales increased by $11,470,516 (approximately 20%) to $69,970,409 during the twelve-month period ended December 31, 2011 from $58,499,893 during the same twelve-month period in 2010.  Net sales are recorded as gross sales less promotional activities such as slotting fees paid, couponing, spoilage and promotional allowances as well as early payment terms given to customers.  The total allowance for promotions and discounts during 2011 was $7,152,590, or 9.2% of gross sales, compared to the total allowance for promotions and discounts during 2010 of $5,043,552, or 7.9% of gross sales.  This increase is a result of during the three-month period ended December 31, 2011 the Company recorded an increase in allowances for promotions and discounts of $0.5 million associated with write-offs of accounts receivable balances outstanding as of December 31, 2011 for known discounts.  These discounts have previously been accounted for through a reserve applied against accounts receivable.

Cost of goods sold as a percentage of net sales, excluding depreciation expense, were approximately 66% during the twelve-month period ended December 31, 2011, compared to approximately 63% during the same period in 2010. The increase was primarily attributable to the cost of conventional and organic milk, the Company’s largest raw material.  The total cost of milk was approximately 20 to 25% higher during the twelve-month period ended December 31, 2011 when compared to the same period in 2010.

Operating expenses as a percentage of net sales were approximately 25% during the twelve-month period ended December 31, 2011 compared to approximately 24% during the same period in 2010.  Selling related expenses increased by $2,602,343 (approximately 34%) to $10,205,441 during the twelve-month period ended December 31, 2011, from $7,603,098 during the same period in 2010. This increase is attributable to the Company recording an approximate $700,000 expense related its 25th Anniversary Cross Country Mobile tour, which occurred in the second quarter and was expensed during the second quarter of 2011.  The Company views this as a non-recurring advertising expense.

Total operating income decreased by $1,198,141 (approximately 19%) to $5,076,491 during the twelve-month period ended December 31, 2011, from $6,274,632 during the same period in 2010.

Provision for income taxes was $1,977,837 or a 41% effective tax rate, for the twelve-month period ended December 31, 2011 compared with $2,823,986, or a 44% effective tax rate, during the same period in 2010.  The decline in the effective tax rate is primarily the result of changes in estimates reflected in the current period.  Additionally, during the year ended December 31, 2010, a liability of approximately $220,000 was recognized resulting from the completion of an IRS review of the Company’s 2007 and 2008 federal tax return filings.  Income taxes are discussed in Note 11 of the Notes to Consolidated Financial Statements.

Total net income was $2,855,421 or $0.17 per share for the twelve-month period ended December 31, 2011 compared to $3,622,466 or $0.22 per share in the same period in 2010.

Liquidity and Capital Resources

Sources and Uses of Cash

Net cash provided by operating activities was $4,042,021 during the twelve-months ended December 31, 2011 compared to net cash provided by operating activities of $5,615,943 the same period in 2010.  This decrease is primarily attributable to the increase in accounts receivable of $1,494,790.

Net cash used in investing activities was $2,112,657 during the twelve-months ended December 31, 2011 compared to net cash provided by investing activities of $1,410,377 in the same period in 2010. This decrease is primarily due to a decrease in proceeds from sale of investments of $3,858,342 compared to 2010.

The Company had a net decrease in cash and cash equivalents of $2,114,789 during the twelve-month period ended December 31, 2011 compared to a net increase in cash and cash equivalents of $2,599,532 during the same period in 2010.  The Company had cash and cash equivalents of $1,115,150 as of December 31, 2011 compared to cash and cash equivalents of $3,229,939 as of December 31, 2010.

Assets and Liabilities

Total assets were $51,473,308 as of December 31, 2011, which is a decrease of $585,423 when compared to December 31, 2010.  This is primarily due to amortization of intangible assets of $783,833 as of December 31, 2011, when compared to December 31, 2010.

Total current liabilities were $7,072,720 as of December 31, 2011, which is a decrease of $1,813,040 when compared to December 31, 2010. This is primarily due to a $1,310,894 decrease in current maturities of notes payable.

Notes payable decreased by $582,389 as of December 31, 2011, when compared to December 31, 2010.  The balance of the notes payable as of December 31, 2011 was $5,539,836.

Total stockholder’s equity was $35,357,157 as of December 31, 2011, which is an increase of $1,708,139 when compared to December 31, 2010.  This is primarily due the increase in retained earnings of $2,855,421 when compared to December 31, 2010.

We previously held significant portions of our assets in investment securities. During the fourth quarter of 2010, we converted certain securities to cash and cash equivalents in order to ensure we had easy access to capital to capitalize on the opportunities we see ahead for our business.  All of our marketable securities are classified as available-for-sale on our balance sheet.  All of these securities are stated thereon at market value as of the end of the applicable period. Gains and losses on the portfolio are determined by the specific identification method.

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

LIFEWAY FOODS, INC. AND SUBSIDIARIES

 CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011 and 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders of
LIFEWAY FOODS, INC. AND SUBSIDIARIES

We have audited the accompanying consolidated balance sheets of LIFEWAY FOODS, INC. AND SUBSIDIARIES (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of income and comprehensive income, changes in stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of LIFEWAY FOODS, INC. AND SUBSIDIARIES as of December 31, 2011 and 2010, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

/s/ Plante & Moran, PLLC
Chicago, IL
March 30, 2012

LIFEWAY FOODS, INC. AND SUBSIDIARIES
Consolidated Statements of Financial Condition
December 31, 2011 and 2010

	December 31,
	2011	2010
ASSETS

Current assets
Cash and cash equivalents	$1,115,150	$3,229,939
Investments	1,695,044	1,079,232
Certificates of deposits in financial institutions	300,000	250,000
Inventories	4,954,475	3,985,374
Accounts receivable, net of allowance for doubtful accounts and discounts	7,950,276	6,793,276
Prepaid expenses and other current assets	79,630	158,315
Other receivables	224,204	104,680
Deferred income taxes	338,690	328,470
Refundable income taxes	41,316	906,748
Total current assets	16,698,785	16,836,034

Property and equipment, net	15,198,822	15,152,713

Intangible assets
Goodwill and other non amortizable brand assets	14,068,091	14,068,091
Other intangible assets, net of accumulated amortization of $3,087,940 and $2,304,107 at December 31, 2011 and 2010, respectively	5,218,060	6,001,893
Total intangible assets	19,286,151	20,069,984

Other Assets
Long-term accounts receivable net of current portion	289,550	0

Total assets	$51,473,308	$52,058,731

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Checks written in excess of bank balances	$592,040	$1,341,210
Current maturities of notes payable	1,540,716	2,851,610
Accounts payable	4,386,239	4,183,481
Accrued expenses	553,725	509,459
Total current liabilities	7,072,720	8,885,760

Notes payable	5,539,836	6,122,225

Deferred income taxes	3,503,595	3,401,728
Total liabilities	16,116,151	18,409,713

Stockholders' equity
Common stock, no par value; 20,000,000 shares authorized; 17,273,776 shares issued; 16,409,317 shares outstanding at December 31, 2011; 17,273,776 shares issued; 16,536,657 shares outstanding at December 31, 2010	6,509,267	6,509,267
Paid-in-capital	2,032,516	2,032,516
Treasury stock, at cost	(7,606,974)	(6,425,546)
Retained earnings	34,431,296	31,575,875
Accumulated other comprehensive loss, net of taxes	(8,948)	(43,094)
Total stockholders' equity	35,357,157	33,649,018

Total liabilities and stockholders' equity	$51,473,308	$52,058,731

See accompanying notes to financial statements

LIFEWAY FOODS, INC. AND SUBSIDIARIES
Consolidated Statements of Income and Comprehensive Income
For the Years Ended December 31, 2011 and 2010

	Years Ended
	December 31,
	2011		2010

Gross sales	$77,122,999		$63,543,445
Less: discounts and allowances	(7,152,590)		(5,043,552)
Net sales	69,970,409	69,970,409	58,499,893	58,499,893

Cost of goods sold		45,866,632		36,926,973
Depreciation expense		1,552,961		1,393,745

Total cost of goods sold		47,419,593		38,320,718

Gross profit		22,550,816		20,179,175

Selling expenses		10,205,441		7,603,098
General and administrative		6,485,051		5,576,908
Amortization expense		783,833		724,537

Total operating expenses		17,474,325		13,904,543

Income from operations		5,076,491		6,274,632

Other income (expense):
Interest and dividend income		70,611		260,552
Rental income		7,150		11,785
Interest expense		(247,342)		(350,997)
Impairment of investments		(36,032)		—
Gain (loss) on sale of investments, net		(29,256)		250,480
Other expense		(8,364)		—
Total other income (expense)		(243,233)		171,820

Income before provision for
income taxes		4,833,258		6,446,452

Provision for income taxes		1,977,837		2,823,986

Net income		$2,855,421		$3,622,466

Basic and diluted earnings
per common share		0.17		0.22

Weighted average number of
shares outstanding		16,442,948		16,663,557

COMPREHENSIVE INCOME

Net income		$2,855,421		$3,622,466

Other comprehensive income
(loss), net of tax:
Unrealized gains (losses) on
investments (net of tax)		17,616		114,297
Less reclassification adjustment
for (gains) losses included in
net income (net of taxes)		16,530		(147,032)

Comprehensive income		$2,889,567		$3,589,731

See accompanying notes to financial statements

LIFEWAY FOODS, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders' Equity
For the Years Ended December 31, 2011 and 2010

	Common Stock, No Par Value							Accumulated
	20,000,000 Shares		# of Shares					Other
	Authorized		of					Comprehensive
	# of Shares	# of Shares	Treasury	Common	Paid In	Treasury	Retained	Income (Loss),
	Issued	Outstanding	Stock	Stock	Capital	Stock	Earnings	Net of Tax	Total

Balances at December 31, 2009	17,273,776	16,778,555	495,221	$6,509,267	$1,965,786	$(3,846,773)	$27,953,409	$(10,359)	32,571,330

Redemption of stock	—	(252,398)	252,398	—	—	(2,666,288)	—	—	(2,666,288)

Issuance of treasury stock for compensation	—	10,500	(10,500)	—	66,730	87,515	—	—	154,245

Unrealized gains on securities, net of taxes	—	—	—	—	—	—	—	(32,735)	(32,735)

Net income for the year ended December 31, 2010	—	—	—	—	—	—	3,622,466	—	3,622,466

Balances at December 31, 2010	17,273,776	16,536,657	737,119	$6,509,267	$2,032,516	$(6,425,546)	$31,575,875	$(43,094)	$33,649,018

Redemption of stock	—	(127,340)	127,340	—	—	(1,181,428)	—	—	(1,181,428)

Unrealized losses on securities, net of taxes	—	—	—	—	—	—	—	34,146	34,146

Net income for the year ended December 31, 2011	—	—	—	—	—	—	2,855,421	—	2,855,421

Balances at December 31, 2011	17,273,776	16,409,317	864,459	6,509,267	2,032,516	(7,606,974)	34,431,296	(8,948)	35,357,157

See accompanying notes to financial statements

LIFEWAY FOODS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2011 and 2010

	December 31,
	2011	2010

Cash flows from operating activities:
Net income	$2,855,421	$3,622,466
Adjustments to reconcile net income to net
cash flows from operating activities, net of acquisition:
Depreciation and amortization	2,336,794	2,118,282
Loss (gain) on sale of investments, net	29,256	(250,480)
Loss on disposition of equipment	20,135	—
Impairment of investments	36,032	—
Deferred income taxes	68,217	(96,918)
Treasury stock issued for compensation	—	154,245
Bad debt expense	48,240	17,754
(Increase) decrease in operating assets:
Accounts receivable	(1,494,790)	(811,292)
Other receivables	(119,524)	(54,922)
Inventories	(969,101)	(682,398)
Refundable income taxes	865,432	402,230
Prepaid expenses and other current assets	78,685	(117,618)
Increase (decrease) in operating liabilities:
Accounts payable	202,758	1,419,479
Accrued expenses	84,466	(104,885)
Net cash provided by operating activities	4,042,021	5,615,943

Cash flows from investing activities:
Purchases of investments	(2,434,340)	(2,161,552)
Proceeds from sale of investments	1,810,816	5,669,158
Investments in certificates of deposits	(50,000)	—
Proceeds from redemption of certificates of deposit	—	402,005
Purchases of property and equipment	(1,439,133)	(2,229,274)
Acquisition of the assets of First Juice	—	(270,000)
Net cash (used in) provided by investing activities	(2,112,657)	1,410,337

Cash flows from financing activities:
Proceeds from note payable	2,000,000	250,000
Checks written in excess of bank balances	(749,170)	998,234
Purchases of treasury stock	(1,181,428)	(2,666,288)
Repayment of notes payable	(4,113,555)	(3,008,694)
Net cash used in financing activities	(4,044,153)	(4,426,748)

Net (decrease) increase in cash and cash equivalents	(2,114,789)	2,599,532

Cash and cash equivalents at the beginning of the period	3,229,939	630,407

Cash and cash equivalents at the end of the period	$1,115,150	$3,229,939

See accompanying notes to financial statements

LIFEWAY FOODS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2011 and 2010

Note 1 – NATURE OF BUSINESS

Lifeway Foods, Inc. (the “Company” or “Lifeway”) commenced operations in February 1986 and incorporated under the laws of the state of Illinois on May 19, 1986. The Company’s principal business activity is the production of dairy products. Specifically, the Company produces Kefir, a drinkable product which is similar to but distinct from yogurt, in several flavors sold under the name “Lifeway’s Kefir;” a plain farmer’s cheese sold under the name “Lifeway’s Farmer’s Cheese;” a fruit sugar-flavored product similar in consistency to cream cheese sold under the name of “Sweet Kiss;” and a dairy beverage, similar to Kefir, with increased protein and calcium, sold under the name “Basics Plus.” The Company also produces a vegetable-based seasoning under the name “Golden Zesta.” The Company currently distributes its products throughout the Chicago Metropolitan area and various cities on the East Coast through local food stores.

Note 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of the significant accounting policies applied in the preparation of the accompanying financial statements follows:

Principles of consolidation
The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Helios Nutrition, Ltd., Pride of Main Street, L.L.C., Starfruit, L.L.C., Fresh Made, Inc. and Starfruit Franchisor, L.L.C. In 2010, the Company acquired the assets of First Juice, Inc. (“First Juice”) and consolidated the operations into the operations of the Company. All significant intercompany accounts and transactions have been eliminated. The financial statements include the results of operations from the acquisition of the assets of First Juice from October 14, 2010 through the end of the period (see Note 3).

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

Customer Concentration
Sales are predominately to companies in the retail food industry, located primarily within the United States of America.  Two major customers accounted for approximately 31 percent and 29 percent of gross sales for the years ending December 31, 2011 and 2010, respectively.  These customers accounted for approximately 27 percent and 20 percent of accounts receivable as of December 31, 2011 and 2010, respectively.

LIFEWAY FOODS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2011 and 2010

Note 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – Continued

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

Accounts receivable
Credit terms are extended to customers in the normal course of business. The Company performs ongoing credit evaluations of its customers’ financial condition and generally requires no collateral.   Balances expected to be paid beyond one year are classified as long-term.

Accounts receivable are recorded at invoice amounts, and reduced to their estimated net realizable value by recognition of an allowance for doubtful accounts and discounts. The Company’s estimate of the allowances for doubtful accounts and discounts are based upon historical experience, its evaluation of the current status and contract terms of specific receivables, and unusual circumstances, if any. Accounts are considered past due if payment is not made on a timely basis in accordance with the Company’s credit terms. Accounts considered uncollectible are charged against the allowance.

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
December 31, 2011 and 2010

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

The principal sources of temporary differences are different depreciation and amortization methods for financial statement and tax purposes, unrealized gains or losses related to investments, capitalization of indirect costs for tax purposes, purchase price adjustments, and the recognition of an allowance for doubtful accounts and discounts for financial statement purposes.

LIFEWAY FOODS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2011 and 2010

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

Advertising and promotional costs
The Company expenses advertising costs as incurred. For the year ended December 31, 2011 and 2010 total advertising expenses were $3,156,096 and $2,390,002, respectively.

Earnings per common share
Earnings per common share were computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. For the years ended December 31, 2011 and 2010, diluted and basic earnings per share were the same, as the effect of dilutive securities options outstanding was not significant.

Reclassification
Certain 2010 amounts have been reclassified to conform to the 2011 presentation.

Note 3 – ACQUISITIONS

On October 14, 2010, the Company purchased certain assets of First Juice, Inc., a producer of organic fruit and vegetable juice beverages designed for children. The consideration for substantially all of the assets was an aggregate of $770,000, consisting of a $500,000 previous investment in preferred stock and an additional $270,000 cash paid in 2010. Production was moved to Lifeway facilities upon closing of the acquisition. The acquisition was consummated to expand the Company’s presence in the children’s market, increase distribution channels for existing Lifeway products, and increase diversification of the Company’s products. There were no significant liabilities assumed. Acquisition costs for legal and professional fees have been included in General and Administrative costs and were not significant. The entire amount of goodwill resulting from the acquisition is tax deductible.

The estimated fair value of assets acquired, including the real property, and liabilities assumed consisted of the following:

Trade names	$268,000
Other current assets	6,000
Customer lists	199,000
Fixed assets	35,000
Non amortizable goodwill and brand asset	262,000
Total fair value of assets acquired and liabilities assumed	$770,000

LIFEWAY FOODS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2011 and 2010

Note 3 – ACQUISITIONS - Continued

Had the acquisition occurred on January 1, 2010, the impact on the gross revenue and net income of the Company would not have been significant and would have had no impact on earnings per share for the full year ended December 31, 2010.

Note 4 – INTANGIBLE ASSETS

Intangible assets, and the related accumulated amortization, consist of the following:

	December 31, 2011		December 31, 2010
	Cost	Accumulated Amortization	Cost	Accumulated Amortization
Recipes	$43,600	$43,600	$43,600	$43,600
Customer lists and other related intangibles	4,504,200	1,546,671	4,504,200	1,039,323
Lease acquisition	87,200	87,200	87,200	79,941
Customer relationship	985,000	444,618	985,000	362,526
Trade names	2,248,000	728,601	2,248,000	585,267
Formula	438,000	237,250	438,000	193,450
	$8,306,000	$3,087,940	$8,306,000	$2,304,107

Amortization expense is expected to be as follows for the years ending December 31:

2012	$754,817
2013	671,254
2014	657,883
2015	657,883
2016	657,883
Thereafter	1,818,340
$5,218,060

Amortization expense during the years ended December 31, 2011 and 2010 was $783,833 and $724,537, respectively.

Note 5 – INVESTMENTS

The cost and fair value of investments classified as available for sale are as follows:

December 31, 2011	Cost	Unrealized Gains	Unrealized Losses	Fair Value

Equities	$682,569	$55,244	$(23,211)	$714,602
Mutual Funds	64,563	3,275	(713)	67,125
Preferred Securities	64,452	—	(17,702)	46,750
Corporate Bonds	899,298	1,019	(33,750)	866,567

Total	$1,710,882	$59,538	$(75,376)	$1,695,044

LIFEWAY FOODS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2011 and 2010

Note 5 – INVESTMENTS - Continued

December 31, 2010	Cost	Unrealized Gains	Unrealized Losses		Fair Value

Equities	$225,573	$16,173	$	(68,974)	$172,772
Mutual Funds	202,108	4,661		(2,017)	204,752
Preferred Securities	228,514	—		(18,329)	210,185
Corporate Bonds	496,451	843		(5,771)	491,523

Total	$1,152,646	$21,677	$	(95,091)	$1,079,232

Proceeds from the sale of investments were $1,810,816 and $5,669,158, during the years ended December 31, 2011 and 2010, respectively.

Gross gains of $33,278 and $451,420 and gross losses of $62,534 and $200,940 were realized on these sales during the years ended December 31, 2011 and 2010, respectively.

The following table shows the gross unrealized losses and fair value of the Company's investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2011 and 2010:

	Less Than 12 Months		12 Months or Greater		Total
December 31, 2011	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Equities	$176,966	$(23,211)	—	—	$176,966	$(23,211)
Mutual Funds	—	—	10,585	(713)	10,585	(713)
Preferred Securities	—	—	46,750	(17,702)	46,750	(17,702)
Corporate Bonds	626,292	(24,000)	90,250	(9,750)	716,542	(33,750)
	$803,258	$(47,211)	$147,585	$(28,165)	$950,843	$(75,376)

	Less Than 12 Months		12 Months or Greater		Total
December 31, 2010	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Equities	$48,202	$(11,675)	$101,467	$(57,299)	$149,669	$(68,974)
Mutual Funds	—	—	85,061	(2,017)	85,061	(2,017)
Preferred Securities	—	—	210,185	(18,329)	210,185	(18,329)
Corporate Bonds	146,710	(2,296)	122,532	(3,475)	269,242	(5,771)
	$194,912	$(13,971)	$519,245	$(81,120)	$714,157	$(95,091)

Equities, Mutual Funds, Preferred Securities, and Corporate Bonds - The Company's investments in equity securities, mutual funds, preferred securities, and corporate bonds consist of investments in common stock, preferred stock and debt securities of companies in various industries. As of December 31, 2011, there were seventeen equity securities, three mutual fund securities, one preferred security, and nine corporate bond securities that had unrealized losses. The Company evaluated the near-term prospects of the issuer in relation to the severity and duration of the impairment. Based on that evaluation and the Company's ability and intent to hold these investments for a reasonable period of time sufficient for a forecasted recovery of fair value, the Company did not consider any material investments to be other-than-temporarily impaired at December 31, 2010.

We recorded other than temporary impairments related to investments in certain equities of $36,032 related to securities with a cost basis of $51,095 and a fair value of $15,063.  The impairments recognized relate to securities that were in an unrealized loss position at December 31, 2011 that we consider other than temporarily impaired due to the recent performance of the issuers of those securities.

LIFEWAY FOODS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2011 and 2010

Note 6 – INVENTORIES

Inventories consist of the following:

	December 31,
	2011	2010
Finished goods	$1,976,050	$1,636,988
Production supplies	2,042,611	1,527,064
Raw materials	935,814	821,322
Total inventories	$4,954,475	$3,985,374

Note 7 – PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	December 31,
	2011	2010
Land	$1,178,160	$1,178,160
Buildings and improvements	11,633,077	11,328,860
Machinery and equipment	14,697,024	13,713,649
Vehicles	1,334,628	976,745
Office equipment	383,099	352,135
Construction in process	17,410	96,990
	29,243,398	27,646,539
Less accumulated depreciation	14,044,576	12,493,826
Total property and equipment	$15,198,822	$15,152,713

Depreciation expense during the years ended December 31, 2011 and 2010 was $1,552,961 and $1,393,745, respectively.

Note 8 – ACCRUED EXPENSES

Accrued expenses consist of the following:

	December 31,
	2011	2010
Accrued payroll and payroll taxes	$209,395	$181,274
Accrued property tax	323,885	273,876
Other	20,445	54,309
	$553,725	$509,459

LIFEWAY FOODS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2011 and 2010

Note 9 – NOTES PAYABLE

Notes payable consist of the following:

	December 31,
	2011	2010

Note payable to Private Bank in monthly installments of $42,222, plus variable interest rate, currently at 2.7963%, with a balloon payment of $5,066,667 due February 6, 2014. Collateralized by substantially all assets of the Company.	$5,914,445	$6,628,889

Line of credit with Private Bank at variable interest rate, currently at 3.25%. The agreement has been extended with terms allowing borrowings up to $2.0 million, maturing on May 31, 2012. Collateralized by substantially all assets of the Company.	1,000,000	—

Line of credit with Morgan Stanley for borrowings up to $2.8 million at variable interest rate, currently at 3.00% due on demand. Collateralized by investments with a fair value of $1,212,873, and cash and CD’s totaling $449,967 at December 31, 2011.	—	2,344,946

Notes payable to Ford Credit Corp. payable in monthly installments of $1,778.23 at 5.99%, due July 2015, secured by transportation equipment.	68,509	—

Note payable to Fletcher Jones of Chicago, Ltd LLC in monthly installments of $1,768.57 at 6.653%, due May 24, 2017, secured by transportation equipment.	97,598	—

Total notes payable	7,080,552	8,973,835
Less current maturities	1,540,716	2,851,610
Total long-term portion	$5,539,836	$6,122,225

In accordance with the Private Bank agreements referenced above, the Company is subject to minimum fixed charged ratio and tangible net worth thresholds. At December 31, 2011, the Company was in compliance with these covenants.

LIFEWAY FOODS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2011 and 2010

Note 9 – NOTES PAYABLE – Continued

Maturities of notes payables are as follows:

For the Year Ended December 31,

2012	$1,540,716
2013	541,669
2014	4,938,421
2015	30,787
2016	19,875
Thereafter	9,084
Total	$7,080,552

Note 10 – COMMITMENTS AND CONTINGENCIES

The Company leases four stores for its Starfruit subsidiary.  Total expense for these leases was approximately $240,723 and $212,466 for the years ended December 31, 2011 and 2010, respectively.  The Company is also responsible for additional rent equal to real estate taxes and other operating expenses.  Future minimum base rental payments for the leases as of December 31, 2011 are as follows:

2012	$181,200
2013	147,159
2014	56,204
2015	45,034
2016	46,384
Thereafter	159,884
Total	$635,865

Note 11 – PROVISION FOR INCOME TAXES

The provision for income taxes consists of the following:

	For the Years Ended December 31,
	2011	2010
Current:
Federal	$1,059,336	$2,269,819
State and local	850,284	651,085
Total current	1,909,620	2,920,904
Deferred	68,217	(96,918)
Provision for income taxes	$1,977,837	$2,823,986

A reconciliation of the provision for income taxes and the income tax computed at the statutory rate is as follows:

	For the Years Ended December 31,
	2011		2010
	Amount	Percentage	Amount	Percentage
Federal income tax expense computed at the statutory rate	$1,643,308	34.0%	$2,180,228	34.0%
State and local tax expense, net	561,187	11.6%	429,716	6.7%
Permanent differences	(122,837)	(2.5%)	(117,247)	(1.8%)
Change in tax estimate	(103,821)	(2.2%)	331,289	5.1%
Provision for income taxes	$1,977,837	40.9%	$2,823,986	44.0%

LIFEWAY FOODS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2011 and 2010

Note 11 – PROVISION FOR INCOME TAXES - Continued

Amounts for deferred tax assets and liabilities are as follows:

	December 31,
	2011	2010
Non-current deferred tax assets (liabilities) arising from: Temporary differences -
Accumulated depreciation and amortization from purchase accounting adjustments	$(3,671,285)	$(3,673,296)
Capital loss carry-forwards	167,690	271,568
Total non-current net deferred tax liabilities	(3,503,595)	(3,401,728)
Current deferred tax assets arising from:
Unrealized losses on investments	6,890	30,320
Impairment of investments	15,673	4,232
Inventory	220,408	168,875
Allowance for doubtful accounts and discounts	4,350	125,043
Capital loss carry-back	91,369	—
Total current deferred tax assets	338,690	328,470
Net deferred tax liability	$(3,164,905)	$(3,073,258)

Note 12 – SUPPLEMENTAL CASH FLOW INFORMATION

The Company applied a previous investment in First Juice, Inc. of $500,000 toward the acquisition during 2010. The impact on the acquisition and intangible assets has been omitted from the investing section of the cash flow statement.

Cash paid for interest and income taxes are as follows:

	For the Years Ended
	December 31,
	2011	2010
Interest	$232,429	$375,347
Income taxes	$1,169,334	$2,824,824

Note 13 – STOCK AWARD AND STOCK OPTION PLANS

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

As of December 31, 2011 and 2010, there were no stock options outstanding or exercisable. There were approximately 940,000 shares available for issuance under the Plan at December 31, 2011.

LIFEWAY FOODS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2011 and 2010

Note 13 – STOCK AWARD AND STOCK OPTION PLANS - Continued

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

Note 14 – FAIR VALUE MEASUREMENTS

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

The Company has available for sale investment securities measured at fair value on a recurring basis. All categories of investment securities noted in Note 5 were valued using Level 1 inputs as described above, in 2011 and 2010. There were no other assets or liabilities measured at fair value on a recurring or non-recurring basis as of  December 31, 2011 or 2010.

Note 15 – RECENT ACCOUNTING PRONOUNCEMENTS

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

LIFEWAY FOODS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2011 and 2010

Note 15 – RECENT ACCOUNTING PRONOUNCEMENTS - Continued

In September 2011 the FASB issued ASC Topic 350, Intangibles – Goodwill and Other.  FASB ASC Topic 250 amends the existing standards related to annual and interim goodwill impairment tests by allowing companies to consider qualitative factors to determine whether it is more likely or not that the fair value of a reporting unit is less than its carrying amount before performing the two step impairment review process.  It also amends the examples of events or circumstances that would be considered in a goodwill impairment evaluation.  The amendment is effective for interim periods and fiscal years beginning after December 15, 2011; however, early adoption is permitted.  The adoption of this new accounting guidance is not expected to have a material effect on the Company’s financial statements or results of operations.

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

As of December 31, 2011, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial and Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our Chief Executive Officer and Chief Financial and Accounting Officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of December 31, 2011 in ensuring that information required to be disclosed by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified under the Exchange Act rules and forms due to the material weakness described below. As a result, we performed additional analysis and other post-closing procedures to ensure our consolidated financial statements were prepared in accordance with generally accepted accounting principles. Accordingly, management believes the consolidated financial statements included in this Form 10-K fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented.

Management's Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is identified in Exchange Act Rules 13a-15(f). Internal control over financial reporting is a process designed by, or under the supervision of, our Principal Executive Officer and Principal Financial & Accounting Officer, and effected by the Board of Directors, management, and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. A company’s control over financial reporting includes those policies and procedures that:

•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect our transactions and dispositions of the assets of the company;

•
provide reasonable assurance that our transactions are recorded as necessary to permit preparation of our financial statements in accordance with accounting principles generally accepted in the United States of America, and that our receipts and expenditures of the company are being made only in accordance with authorizations of our management and our directors of the company; and

•
provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of inherent limitations, internal control over financial reporting has inherent limitations which may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or because the level of compliance with related policies or procedures may deteriorate.

Management has evaluated the effectiveness of the Company's internal control over financial reporting as of December 31, 2011.  In making the assessment, management used the framework in “Internal Control –Integrated Framework” promulgated by the Committee of Sponsoring Organizations of the Treadway Commission, commonly referred to as the “COSO” criteria. Based on that assessment, our Principal Executive Officer and Principal Financial Officer concluded that our internal controls over financial reporting were not effective as of December 31, 2011 for the reason set forth below.   As a result, we performed additional analysis and other post-closing procedures to ensure our consolidated financial statements were prepared in accordance with generally accepted accounting principles. Accordingly, management believes the consolidated financial statements included in this Form 10-K fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented.

The Company and its auditors determined during the audit of the Company’s financial statements that certain post-closing adjustments were required with respect to the Company’s accruals for customer allowances from sales promotional discounts given to current customers.  Although the Company believed that its remediation efforts eliminated all material weaknesses previously identified in the Company’s reports filed with the SEC, the Company believes that such post-closing adjustments may indicate that a material weakness continues to exist with respect to internal controls relating to the recording of such accruals. As a result of the material weakness described above, the Company’s management was unable to conclude that the Company’s internal controls over financial reporting were effective. The Company is continuing its efforts to remediate this material weakness as further described below.

Remediation of Material Weakness

In the Company’s Form 10-K for the period ending December 31, 2010, management identified the following four material weaknesses:

(1) incomplete and undocumented systems for tracking current programs for advertising and sales promotional discounts with current customers;

(2) inadequate monitoring of the systems used to generate financial statements including controls over the identification, recording and review of period end activity pertaining to accounts receivable, accounts payable transactions, fixed assets and inventory;

(3) inadequate controls over the computation of deferred income tax accounts; and

(4) inadequate systems in place to review the disclosures for acquisitions required to be included in the financial statements under generally accepted accounting principles.

During the first three quarters of 2011, the Company’s management implemented remediation activities to improve the quality of its internal control over financial reporting.  The most significant component of the changes in the internal control over financial reporting was the implementation of accounting software to provide additional entity level controls over advertising and sales promotional discounts with customers, controls over the identification, recording and review of period end activity for accounts receivable, accounts payable, fixed assets and inventory. Additional procedures also were put in place to strengthen the internal control over financial reporting. The Company, together with a professional services firm, tested the Company’s internal control over financial reporting.

In the fourth quarter of 2011, the Company continued implementation of additional remediation activities to improve the quality of its internal control over financial reporting.  The most significant component of these changes in the internal control over financial reporting was the implementation of more frequent review of account activity and an increase of the review performed by the outsourced general ledger at period ends.  The cumulative effect of the changes made in 2011 was to eliminate the material weaknesses set forth in (2), (3) and (4) above.

Despite its belief that all material weaknesses were remediated in 2011, the Company, in an ongoing effort to continue to improve its control environment, began a search in the fourth quarter of 2012 for a controller with the appropriate skills, training and experience around whom the Company plans to build additional controls, including among other things further segregation of duties and additional monitoring controls. An appropriate candidate was hired in March 2012. The Company believes that the addition of a controller and the processes that will be developed around the controller function will remediate the material weakness identified above.

Management is committed to continuous improvement of the Company’s internal control processes. Under the direction of the Audit Committee, management will continue to review and make changes it deems necessary to the overall design of the Company’s internal control over financial reporting, including implementing further improvements in policies and procedures and taking additional measures to address any control deficiencies.

Changes in Internal Control over Financial Reporting

Except as described above, there have been no changes during the quarter ended December 31, 2011 in the Company’s internal control over financial reporting identified in connection with the evaluation required by Exchange Act Rules 13a-15(d) and 15d-15(d) that have material affected, or are reasonably likely to materially affect, our internal controls over our financial reporting.

ITEM 9B.  OTHER INFORMATION.

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

DIRECTORS AND EXECUTIVE OFFICERS.

LUDMILA SMOLYANSKY, 61, was appointed as a Director by the Board to fill a vacancy created by an increase of the maximum number of Directors up to seven and unanimously elected as the Chairperson of the Board in November 2002. For more than 20 years, Mrs. Smolyansky has been the operator of several independent delicatessen, gourmet food distributorship businesses and imported food distributorships. In 2002, prior to the commencement of her tenure as a Director, she was hired by the Company as its General Manager. Mrs. Smolyansky devotes as much time as necessary to the business of the Company and currently holds no other directorships in any other reporting company. Mrs. Smolyansky is the mother of Julie Smolyansky (the President, Chief Executive Officer, and a Director of the Company) and Edward P. Smolyansky (the Company Treasurer and Chief Financial and Accounting Officer). Mrs. Smolyansky brings many years of food industry experience to the Board.

JULIE SMOLYANSKY, 36, was appointed as a Director, and elected President, CEO, CFO and Treasurer of the Company by the Board of Directors to fill the vacancies in those positions created by the death of her father, Michael Smolyansky, in June 2002. She is a graduate with a Bachelor’s degree from the University of Illinois at Chicago. Prior to her appointment, Ms. Smolyansky spent six years as the Company’s Director of Sales and Marketing. She devotes as much time as necessary to the business of the Company and currently holds no other directorships in any other reporting company. Ms. Smolyansky is the daughter of Ludmila Smolyansky, the Chairperson of the Board. In 2004, Ms. Smolyansky resigned as CFO and Treasurer and Edward Smolyansky, Ms. Smolyansky’s brother, was appointed to such positions. Ms. Smolyansky brings historical and operational expertise and experience to the Board.

POL SIKAR, 63, has been a Director of the Company since its inception in February 1986. He is a graduate with a Master’s degree from the Odessa State Institute of Civil Engineering in Russia. For more than 12 years, he has been President and a major shareholder of Montrose Glass & Mirror Co., a company providing glass and mirror products to the wholesale and retail trade in the greater Chicago area. Mr. Sikar devotes as much time as necessary to the business of the Company. Mr. Sikar holds no other directorships in any other reporting company. Mr. Sikar has been a Director since inception and brings a histroical perspective to the Board.

RENZO BERNARDI, 59, has been a Director of the Company since 1994. Mr. Bernardi is the president and founder of Renzo & Sons, Inc., a Dairy and Food Service Company which has been in business since 1969 (formerly, Renzo-Milk Distribution Systems). He has over 30 years of experience in the dairy distribution industry. Mr. Bernardi is a graduate of Instituto Teonico E Commerciale of Macomer, Sardinia. Mr. Bernardi devotes as much time as necessary to the business of the Company. Mr. Bernardi holds no other directorships in any other reporting company. Mr. Bernardi brings deep industry experience to the Board.

GUSTAVO CARLOS VALLE, 47, has been a Director of the Company since June 19, 2009.  He is an Argentine citizen and was appointed President and CEO of the Dannon Company, Inc. effective April 1, 2009.  Mr. Valle joined Danone Argentina in 1996 as Vice President Finance where he  became CEO of Danone Waters Argentina in 2002.  Two years later, he was appointed CEO of Danone Brazil.  Mr. Valle graduated in Economics from Buenos Aires University in Argentina.  Mr. Valle holds no other directorships in any other reporting company. Mr. Valle has been designated by DS Waters, L.P. (as the related successor to The Dannon Company, Inc.) to be its representative to the Board in accordance with the terms of that certain Stockholder’s Agreement, as amended, between the Company and Dannon. Mr. Valle brings deep industry experience to the Board.

EUGENE B. KATZ, 35, was elected as a Director of the Company at the Company’s annual meeting held on June 17, 2011.  Mr. Katz is a Senior Vice President of Hovde Financial in Inverness, IL, an investment banking firm focused on the financial services industry, and has been employed there since 1997.  Mr. Katz advises financial institutions in the identification and implementation of strategic alternatives including structuring and negotiating mergers, acquisitions, sale assignments, branch acquisitions and divestitures, and raising capital.  He is actively involved in growing his firm’s international client practice with cross-border transactions and a special focus on emerging markets.  Mr. Katz serves on the Board of Directors of MRL Industries in Itasca, Illinois.  Mr. Katz holds no directorship in any reporting company.  Mr. Katz earned his undergraduate degree in Finance and Investments with a concentration in International Studies from Babson College in Massachusetts.  Mr. Katz brings financial and strategic experience to the Board.

EDWARD P. SMOLYANSKY, 32, was appointed as Chief Financial and Accounting Officer and Treasurer of Lifeway in November 2004. He had served as the Controller of the Company from June 2002 until such time. He received his baccalaureate degree in finance from Loyola University of Chicago in December 2001. Edward P. Smolyansky is the brother of Company President and CEO Julie Smolyansky and the son of Lifeway’s Chairperson of the Board, Ludmila Smolyansky.

KEY EMPLOYEES.

VALERIY NIKOLENKO, 66, Vice President of Operations, has been VP of Operations for 15 years with Lifeway.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities and Exchange Act of 1934 requires the Company’s Officers and Directors, and persons who own more than 10% of a registered class of the Company’s equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (“SEC”). Officers, Directors, and greater than 10% shareholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. Based solely on its review of copies of such reports received or representations from certain reporting persons, the Company believes that, during the year ended December 31, 2011, all other Section 16(a) filing requirements applicable to its officers, Directors and 10% shareholders were timely met except that (1) Edward Smolyansky did not timely file two Form 4s regarding one transaction each, (2) Ludmila Smolyansky did not timely file one Form 4 regarding nine transactions and one Form 4 regarding three transactions and (3) Eugene Katz did not timely file a Form 3.

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

The Company’s Audit Committee consists of Mr. Sikar, Mr. Bernardi and Mr. Katz, each of whom has an understanding of finance and accounting and is able to read and understand fundamental financial statements. Audit Committee members are appointed by the full Board.  The functions of the Audit Committee are to review the Company’s internal controls, accounting policies and financial reporting practices; to review the financial statements, the arrangements for and scope of the independent audit, as well as the results of the audit engagement; to review the services and fees of the independent auditors, including pre-approval of non-audit services and the auditors’ independence; and to recommend to the Board of Directors for its approval and for ratification by the shareholders the engagement of the independent auditors to serve the following year in examining the accounts of the Company. No member of the Audit Committee is a “financial expert,” as defined in Item 407(d)(5)(ii) of Regulation S-K promulgated by the SEC. The Board examined the qualifications of its Audit Committee members and determined that the present members of the Audit Committee, based on their prior education and professional experience, were sufficiently capable of performing the duties of the Audit Committee in 2011 without being “financial experts” within such definition.

ITEM 11.  EXECUTIVE COMPENSATION.

 Summary Compensation Table as of December 31, 2010 and December 31, 2011

Name	Year	Salary	Bonus	Stock Awards(a)	All other Comp.	Total

Julie Smolyansky, CEO and President(1)	2011 2010	$585,874 $530,000	$75,000 $75,000	$0 $55,087	$27,126 $22,726 (5)	$688,000 $682,813
Edward P. Smolyansky, CFO Chief Accounting Officer and Treasurer (2)	2011 2010	$571,318 $530,000	$100,000 $110,000	$0 $55,087	$29,832 $28,792 (6)	$701,150 $723,879
Valeriy Nikolenko, Vice President of Operations and Secretary (4)	2011 2010	$91,800 $122,000	$40,000 $40,000	$0 $5,508	$18,500 $15,930 (7)	$150,300 $183,438

NOTES TO SUMMARY COMPENSATION TABLE

(a)	The amounts in this column reflect the aggregate grant date fair value for stock awards computed in accordance with FASBASC Topic 718. No stock awards were granted in 2011.

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

(4)	The Board appointed Valeriy Nikolenko as the Vice President of Operations and Secretary of the Company in December 1993.

(5)
Represents (i) the Company’s portion of the matching contributions to the Company’s 401(k) plan on behalf of the following named executive officer, Julie Smolyansky:  $0 for 2011; and (ii) the following amounts related to personal usage of automobiles leased by the Company, and related insurance and fuel, for 2011:  $13,126 for of lease payments, $12,000 for insurance premiums and $2,000 for fuel.

(6)
Represents (i) the Company’s portion of the matching contributions to the Company’s 401(k) plan on behalf of the following named executive officer, Edward Smolyansky:  $16,500 for 2011; and (ii) the following amounts related to personal usage of automobiles leased by the Company, and related insurance and fuel, for 2011:  $7,132 for lease payments, $4,200 for insurance premiums and $2,000 for fuel.

(7)
Represents (i) the Company’s portion of the matching contributions to the Company’s 401(k) plan on behalf of the following named executive officer, Val Nikolenko:  $5,300 for 2011; and (ii) the following amounts related to personal usage of automobiles leased by the Company, and related insurance and fuel, for 2011:  $7,080 for lease payments, $4,200 for insurance premiums and $2,000 for fuel.

The Company does not maintain any formal bonus or cash incentive plans or arrangements. However, the Board determines bonus awards, if any, on an annual basis.

Julie Smolyansky has an employment agreement (the “Employment Agreement”) with the Company pursuant to which she serves as Chief Executive Officer. Pursuant to the Employment Agreement, Ms. Smolyansky is entitled to an annual base salary and an annual bonus subject to such incentive bonus targets and plans which the Company may adopt from time to time. The Company has not currently set any such targets in advance or adopted any such plans. In lieu thereof, the Board of Directors determines Ms. Smolyansky’s salary and a discretionary bonus on an annual basis concurrently with determining amounts for other executive officers. In the event that (a) Ms. Smolyansky is terminated other than for Cause (as defined therein) or (b) Ms. Smolyansky terminates her employment for Good Reason (as defined therein) or death, then Ms. Smolyansky is entitled to a lump sum payment consisting of (y) twice her then-current base salary and (z) the aggregate of the annual bonus for which she is then eligible under the Employment Agreement and any plans.

There are no employment agreements with other executive officers (written or unwritten).

On June 9, 1995, the Company filed a registration statement on Form S-8 with the Securities and Exchange Commission in connection with the “Lifeway Foods, Inc. Consulting and Services Compensation Plan” (the “Plan”) covering 1,200,000, as adjusted, shares of its Common Stock. The Plan was adopted by the Company on June 5, 1995. Pursuant to such Plan, the Company may issue common stock or options to purchase common stock to certain consultants, service providers, and employees of the Company.  There were a total of approximately 940,000 shares eligible for issuance under the Plan at December 31, 2011.  The option price, number of shares, grant date, and vesting terms of awards granted under the Plan are determined at the discretion of the Company’s Board of Directors.

Outstanding Equity Awards At December 31, 2011

As of December 31, 2011, there were no stock options outstanding or exercisable and no unvested stock awards.

There are no agreements with the named executive officers that provide for payments in connection with resignation, retirement, termination of employment or change in control other than the Employment Agreement described above.

Equity Compensation Plan Information
Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by security holders	0	$0	940,000
Equity compensation plans not approved by security holders	0	$0	---
Total	0	$0	---
_____________________
*All of Lifeway’s equity compensation plans have been approved by its shareholders.  The only Securities remaing available for issuance are under the Plan the terms of which are described in the narratives following the  Summary Compensation Table above.

Director Compensation as of December 31, 2011
Name	Fees Earned or Paid in Cash	All Other Compensation	Total
Ludmila Smolyansky Pol Sikar	$693,440 (1) $2,000	$23,060 (2) --	$716,500 $2,000
Renzo Bernardi	$2,000	--	$2,000
Julie Oberweis	$0	--	$0
Eugene Katz	$1,000	--	$1,000

(1)
Of the Fees Paid in Cash, $693,440 represents the annual fees paid to Ms. Smolyansky for her services as a consultant to the Company.  Ms. Smolyansky did not receive any additional retainer fees or other meeting attendance fees in her capacity as a director.

(2)
Represents (i) the Company’s portion of the matching contributions to the Company’s 401(k) plan on behalf of Ludmila Smolyansky:  $16,860 for 2011; and (ii) $4,200 for insurance premiums and $2,000 for fuel.

During 2011, each outside (non-employee) director other than Ms. Ludmila Smolyansky was compensated at the rate of $500 per non-annual meeting attended. No employee director (Julie Smolyansky) nor any Director serving as the nominee of Danone (Gustavo Carlos Valle) was compensated as a Director during 2011.  Ms. Oberweis resigned in the first quarter of 2012 and therefore did not attend any board meetings during 2011.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information known to the Company regarding the beneficial ownership of the Company’s Common Stock, the Company’s only outstanding class of securities, as of March 9, 2012 by (a) each shareholder known by the Company to be the beneficial owner of more than five percent of the Company’s Common Stock, (b) each of the Company’s directors, (c) each of the Company’s executive officers named in the Summary Compensation Table above and (d) all executive officers and directors of the Company as a group. The shareholders listed below have sole voting and investment power except as noted.

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership	Percent of Class(2)
Ludmila Smolyansky(3,6)	7,430,484	45.3%
Julie Smolyansky(3,7)	544,560	3.3%
Edward Smolyansky(3)	312,546	1.9%
Pol Sikar(3)	3,000	*
Renzo Bernardi(3)	14,900	*
Gustavo Carlos Valle (3,4)	0	*
Eugene B. Katz(3)	0	*
Val Nikolenko	5,000	*
All Directors and Officers of the Company as a Group (Seven persons in total)	8,310,490	50.7%
Danone Foods, Inc.	3,454,756	21.1%
Mario J. Gabelli(5)	831,805	5.1%

_____________________
*Less than .01%.

NOTES TO BENEFICIAL OWNERSHIP TABLE

(1)
With the exception of Gustavo Carlos Valle and Danone Foods, Inc., the address for all Directors and shareholders listed in this table is 6431 Oakton St., Morton Grove, IL 60053. The address of Gustavo Carlos Valle and Danone Foods, Inc. is 100 Hillside Avenue, White Plains, NY 10603-2861.

(2)	Based upon 16,391,909 shares of Common Stock outstanding as of March 9, 2011.

(3)	A director or officer of the Company.

(4)	Mr. Valle is also an officer of the Dannon Company, Inc., which is an affiliate of Danone Foods, Inc.

(5)
Mr. Gabelli directly or indirectly controls or acts as the chief investment officer of Gabelli funds, LLC, GAMCO Asset Management, Inc. and Teton Advisors, Inc.  The 831,805 shares of the Company's common stock that Mr. Gabelli may be deemed to beneficially own, include (i) 5,500 shares held directly by Mr. Gabelli, (ii) 326 shares held by Gabelli Funds, LLC, (iii) 286,305 shares held by GAMCO Asset Management, Inc., and (iv) 213,000 shares held by Teton Advisors, Inc.

(6)
Includes (a) 15,000 shares held by the Smolyansky Foundation of which Ms. Smolyansky is a trustee and (b) 7,415,484 shares need by the Ludmila Smolyansky Trust 2/1/05, of which Ms. Smolyansky is the trustee.

(7)	Includes 5,000 shares held by Ms. Smolyansky on behalf of minor children.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

Related Transactions

We have determined that there are no related party transactions in excess of the lesser $120,000 or 1% of the average of the Company’s total assets for each of 2010 and 2011, since the beginning of 2010 or currently proposed, involving the Company.

Director Independence

In evaluating director independence, the Company has adopted the definition set forth in Rule 4200 of the NASDAQ Marketplace Rules. The Company’s board of directors, taking into consideration the relationships described in the Certain Relationships and Related Transactions section above, has determined that of the  Company’s current directors, Pol Sikar, Renzo Bernardi, and Eugene Katz were independent of management.

The Board of Directors does not have a standing nominating committee, compensation committee or any committees performing similar functions. As there are only six Directors serving on the Board, it is the view of the Board that a majority of the Directors should participate in the process for the nomination and review of potential Director candidates and for the review of the Company’s executive pay practices. Accordingly, Julie Smolyansky, Ludmila Smolyansky and Gustavo Carlos Valle, who are not considered independent, participate in the nominating process, in the review of executive employment contracts entered into during their tenure as directors and Julie Smolyansky and Ludmila Smolyansky, who are not considered independent, in review of the Company’s executive compensation practices, together with the independent directors.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES.

AUDIT FEES

In 2011 and 2010, Plante & Moran, PLLC, billed Lifeway approximately $247,711 and $186,665, respectively, for professional services rendered for the audit of Lifeway’s annual financial statements and review of financial statements included in Lifeway’s Forms 10-Q or services that are normally provided in connection with statutory and regulatory filings or engagements in 2010 and 2011.

AUDIT-RELATED FEES

None.

TAX FEES

No professional services were rendered by Plante & Moran, PLLC to Lifeway regarding tax advice, tax compliance and tax planning during 2010 and 2011.

ALL OTHER FEES

No other fees were billed to Lifeway by Plante & Moran, PLLC during 2010 and 2011 other than those described in this report.

No hours expended by Plante & Moran, PLLC in its engagement to audit Lifeway’s financial statements for the most recent fiscal year were attributable to work performed by persons other than Plante’s full-time permanent employees. The Audit Committee has approved 100% of all services performed by Plante for Lifeway and disclosed above.

AUDIT COMMITTEE PRE-APPROVAL POLICIES AND PROCEDURES

The Lifeway Audit Committee (the “Committee”), comprised of Messrs. Eugene Katz and Pol Sikar, pre-approved Plante & Moran, PLLC as the Company’s independent auditor for the year-ended December 31, 2011 and has adopted the following guidelines regarding the engagement of the Company’s independent auditor to perform services for the Company:

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

EXHIBITS

2.1
Stock Purchase Agreement dated February 6, 2009 by and among Lifeway Foods, Inc., Iyla Mandel and Michael Edelson (incorporated by reference to Exhibit 2.1 of Lifeway’s Current Report on Form 8-K dated February 6, 2009 and filed February 13, 2009 (File No. 000-17363)).

3.1	Amended and Restated Bylaws (incorporated by reference to Exhibit No. 3.5 of Lifeway’s Current Report on Form 8-K dated and filed on December 10, 2002 (File No. 000-17363)).

3.2
Articles of Incorporation, as amended and currently in effect (incorporated by reference to Exhibit 3.5 of Lifeway’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2000 and filed on August 8, 2000 (File No. 000-17363)).

4.1	Revolving Note dated February 6, 2009 (incorporated by reference to Exhibit 10.2 on Lifeway’s Current Report on Form 8-K dated February 6, 2009 and filed on February 13, 2009 (File No. 000- 17363)).

4.2	Term Note dated February 6, 2009 (incorporated by reference to Exhibit 10.3 on Lifeway’s Current Report on Form 8-K dated February 6, 2009 and filed on February 13, 2009 (File No. 000-17363)).

10.1	Lifeway Foods, Inc. Consulting and Services Compensation Plan, dated June 5, 1995 (incorporated by reference to Lifeway’s Registration Statement on Form S-8, (File No. 333-93306).

10.2
Stock Purchase Agreement dated October 1, 1999 by and among Danone Foods, Inc., Lifeway Foods, Inc., Michael Smolyansky and certain other parties (incorporated by reference to Exhibit 10.10 of Lifeway’s Current Report on Form 8-K dated October 1, 1999, and filed October 12, 1999 (File No. 000-17363)).

10.3
 Stockholders’ Agreement dated October 1, 1999 by and among Danone Foods, Inc., Lifeway Foods, Inc., Michael Smolyansky and certain other parties (incorporated by reference to Exhibit 10.11 of Lifeway’s Current Report on Form 8-K dated October 1, 1999, and filed October 12, 1999  (File No. 000-17363)).

10.4
Letter Agreement dated December 24, 1999 (amending original Stockholders’ Agreement with Danone Foods, Inc.) (incorporated by reference to Exhibit 10.12 of Lifeway’s Current Report on Form 8-K dated December 24, 1999, and filed January 12, 2000 (File No. 000-17363)).

10.5
Employment Agreement, dated September 12, 2002, between Lifeway Foods, Inc. and Julie Smolyansky (incorporated by reference to Exhibit 10.14 of Amendment No. 2 filed April 30, 2003 to Lifeway’s Quarterly Report on Form 10-QSB/A for the quarter ended September 30, 2002 (File No. 000-17363)).

10.6
Loan and Security Agreement dated February 6, 2009 by and among Lifeway Foods, Inc., Fresh Made, Inc., LFI Enterprises, Inc., Helios Nutrition Limited, Pride Main Street Dairy, LLC and Starfruit, LLC and The Private Bank and Trust Company (incorporated by reference to Exhibit 10.1 of Lifeway’s Current Report on Form 8-K dated February 6, 2009 and filed on February 13, 2009 (File No. 000- 17363)).

10.7
First Modification Agreement dated August 13, 2009 by and among The PrivateBank and Trust   Company, Lifeway Foods, Inc., Fresh Made, Inc., Helios Nutrition Limited, Pride of Main Street Dairy, LLC and Starfruit, LLC (incorporated by reference to Exhibit 10.15 of Lifeway’s Annual Report on Form 10-K dated December 31, 2009 and filed on March 31, 2010 (File No. 000- 17363)).

10.8
Second Modification Agreement dated November 12, 2009 by and among The PrivateBank and Trust Company, Lifeway Foods, Inc., Fresh Made, Inc., Helios Nutrition Limited, Pride of Main Street Dairy, LLC and Starfruit, LLC (incorporated by reference to Exhibit 10.16 of Lifeway’s Annual Report on Form 10-K dated December 31, 2009 and filed on March 31, 2010 (File No. 000- 17363)).

10.9
Third Modification Agreement dated February 6, 2010 by and among The PrivateBank and Trust Company, Lifeway Foods, Inc., Fresh Made, Inc., Helios Nutrition Limited, Pride of Main Street Dairy, LLC and Starfruit, LLC (incorporated by reference to Exhibit 10.17 of Lifeway’s Annual Report on Form 10-K dated December 31, 2009 and filed on March 31, 2010 (File No. 000- 17363)).

10.10
Fourth Modification Agreement dated March 31, 2011 by and among The PrivateBank and Trust Company, Lifeway Foods, Inc., Fresh Made, Inc., Helios Nutrition Limited, Pride of Main Street Dairy, LLC and Starfruit, LLC (incorporated by reference to Exhibit 10.10 of Lifeway’s Annual Report on Form 10-K dated December 31, 2010 and filed on March 31, 2011 (File No. 000- 17363)).

14	Code of Ethics (incorporated by reference to Exhibit 14 on Lifeway’s Annual Report on Form 10-KSB for the year ended December 31, 2007 and filed on March 31, 2008 (File No. 000-17363)).

21	List of Subsidiaries of the Registrant

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Rule 13a-14(a)/15d-14(a) Certification of Julie Smolyansky

31.2	Rule 13a-14(a)/15d-14(a) Certification of Edward P. Smolyansky

32.1	Section 1350 Certification of Julie Smolyansky

32.2	Section 1350 Certification of Edward P. Smolyansky

101	Interactive Data Files

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIFEWAY FOODS, INC.

Date: March 30, 2012	By:	/s/ Julie Smolyansky
Julie Smolyansky
Chief Executive Officer, President, and Director

Date: March 30, 2012	By:	/s/ Edward P. Smolyansky
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

Date: March 30, 2012	/s/ Julie Smolyansky
Julie Smolyansky
Chief Executive Officer, President, and Director

Date: March 30, 2012	/s/ Ludmila Smolyansky
Ludmila Smolyansky
Chairperson of the Board of Directors

Date: March 30, 2012	/s/ Pol Sikar
Pol Sikar
Director

Date:
Gustavo Carlos Valle
Director

Date: March 30, 2012	/s/ Renzo Bernardi
Renzo Bernardi
Director

Date:
Eugene B. Katz
Director

INDEX OF EXHIBITS

2.1
Stock Purchase Agreement dated February 6, 2009 by and among Lifeway Foods, Inc., Iyla Mandel and Michael Edelson (incorporated by reference to Exhibit 2.1 of Lifeway’s Current Report on Form 8-K dated February 6, 2009 and filed February 13, 2009 (File No. 000-17363)).

3.1	Amended and Restated By-laws (incorporated by reference to Exhibit No. 3.5 of Lifeway’s Current Report on Form 8-K dated and filed on December 10, 2002 (File No. 000-17363)).

3.2
Articles of Incorporation, as amended and currently in effect (incorporated by reference to Exhibit 3.5 of Lifeway’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2000 and filed on August 8, 2000 (File No. 000-17363)).

4.1	Revolving Note dated February 6, 2009 (incorporated by reference to Exhibit 10.2 on Lifeway’s Current Report on Form 8-K dated February 6, 2009 and filed on February 13, 2009 (File No. 000- 17363)).

4.2	Term Note dated February 6, 2009 (incorporated by reference to Exhibit 10.3 on Lifeway’s Current Report on Form 8-K dated February 6, 2009 and filed on February 13, 2009 (File No. 000-17363)).

10.1	Lifeway Foods, Inc. Consulting and Services Compensation Plan, dated June 5, 1995 (incorporated by reference to Lifeway’s Registration Statement on Form S-8 File No. 333-93306).

10.2
Stock Purchase Agreement dated October 1, 1999 by and among Danone Foods, Inc., Lifeway Foods, Inc., Michael Smolyansky and certain other parties (incorporated by reference to Exhibit 10.10 of Lifeway’s Current Report on Form 8-K dated October 1, 1999, and filed October 12, 1999 (File No. 000-17363)).

10.3
Stockholders’ Agreement dated October 1, 1999 by and among Danone Foods, Inc., Lifeway Foods, Inc., Michael Smolyansky and certain other parties (incorporated by reference to Exhibit 10.11 of Lifeway’s Current Report on Form 8-K dated October 1, 1999, and filed October 12, 1999 (File No. 000-17363)).

10.4
Letter Agreement dated December 24, 1999 (amending original Stockholders’ Agreement with Danone Foods, Inc.) (incorporated by reference to Exhibit 10.12 of Lifeway’s Current Report on Form 8-K dated December 24, 1999, and filed January 12, 2000 (File No. 000-17363)).

10.5
Employment Agreement, dated September 12, 2002, between Lifeway Foods, Inc. and Julie Smolyansky (incorporated by reference to Exhibit 10.14 of Amendment No. 2 filed April 30, 2003 to Lifeway’s Quarterly Report on Form 10-QSB/A for the quarter ended September 30, 2002 (File No. 000-17363)).

10.6
Loan and Security Agreement dated February 6, 2009 by and among Lifeway Foods, Inc., Fresh Made, Inc., LFI Enterprises, Inc., Helios Nutrition Limited, Pride Main Street Dairy, LLC and Starfruit, LLC and The Private Bank and Trust Company (incorporated by reference to Exhibit 10.1 of Lifeway’s Current Report on Form 8-K dated February 6, 2009 and filed on February 13, 2009 (File No. 000- 17363)).

10.7
First Modification Agreement dated August 13, 2009 by and among The PrivateBank and Trust Company, Lifeway Foods, Inc., Fresh Made, Inc., Helios Nutrition Limited, Pride of Main Street Dairy, LLC and Starfruit, LLC (incorporated by reference to Exhibit 10.15 of Lifeway’s Annual Report on Form 10-K dated December 31, 2009 and filed on March 31, 2010 (File No. 000- 17363)).

10.8
Second Modification Agreement dated November 12, 2009 by and among The PrivateBank and Trust Company, Lifeway Foods, Inc., Fresh Made, Inc., Helios Nutrition Limited, Pride of Main Street Dairy, LLC and Starfruit, LLC (incorporated by reference to Exhibit 10.16 of Lifeway’s Annual Report on Form 10-K dated December 31, 2009 and filed on March 31, 2010 (File No. 000- 17363)).

10.9
Third Modification Agreement dated February 6, 2010 by and among The PrivateBank and Trust Company, Lifeway Foods, Inc., Fresh Made, Inc., Helios Nutrition Limited, Pride of Main Street Dairy, LLC and Starfruit, LLC (incorporated by reference to Exhibit 10.17 of Lifeway’s Annual Report on Form 10-K dated December 31, 2009 and filed on March 31, 2010 (File No. 000- 17363)).

10.10
Fourth Modification Agreement dated March 31, 2011 by and among The PrivateBank and Trust Company, Lifeway Foods, Inc., Fresh Made, Inc., Helios Nutrition Limited, Pride of Main Street Dairy, LLC and Starfruit, LLC (incorporated by reference to Exhibit 10.10 of Lifeway’s Annual Report on Form 10-K dated December 31, 2010 and filed on March 31, 2011 (File No. 000- 17363)).

14	Code of Ethics (incorporated by reference to Exhibit 14 on Lifeway’s Annual Report on Form 10-KSB for the year ended December 31, 2007 and filed on March 31, 2008 (File No. 000-17363)).

21	List of Subsidiaries of the Registrant

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Rule 13a-14(a)/15d-14(a) Certification of Julie Smolyansky

31.2	Rule 13a-14(a)/15d-14(a) Certification of Edward P. Smolyansky

32.1	Section 1350 Certification of Julie Smolyansky

32.2	Section 1350 Certification of Edward P. Smolyansky

101	Interactive Data Files