Form 10-Q
period 2012-03-31
LIFEWAY FOODS INC
filed 2012-05-15
CIK 814586

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  March 31, 2012

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceeding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒   No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data file required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes  ☒   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of May 8, 2012, the issuer had 16,379,417 shares of common stock, no par value, outstanding.

LIFEWAY FOODS, INC.
CONTENTS TO FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

LIFEWAY FOODS, INC. AND SUBSIDIARIES
Consolidated Statements of Financial Condition
March 31, 2012 and 2011 (Unaudited) and December 31, 2011

	(Unaudited)
	March 31,		December 31,
	2012	2011	2011
ASSETS

Current assets
Cash and cash equivalents	$1,156,539	$2,075,791	$1,115,150
Investments	1,723,836	1,314,382	1,695,044
Certificates of deposits in financial institutions	300,000	250,000	300,000
Inventories	5,205,457	4,752,054	4,954,475
Accounts receivable, net of allowance for doubtful accounts and discounts	8,484,371	8,346,560	7,950,276
Prepaid expenses and other current assets	39,880	126,919	79,630
Other receivables	155,937	74,879	224,204
Deferred income taxes	357,963	368,176	338,690
Refundable income taxes	---	---	41,316
Total current assets	17,423,983	17,308,761	16,698,785

Property and equipment, net	15,031,364	15,129,655	15,198,822

Intangible assets
Goodwill and other non amortizable brand assets	14,068,091	14,068,091	14,068,091
Other intangible assets, net of accumulated amortization of $3,276,645 and $2,500,066 at March 31, 2012 and 2011 and 3,087,940 at December 31, 2011, respectively	5,029,355	5,805,934	5,218,060
Total intangible assets	19,097,446	19,874,025	19,286,151

Other Assets
Long-term accounts receivable net of current portion	276,050	---	289,550
	$51,828,843	$52,312,441	$51,473,308
Total assets

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Checks written in excess of bank balances	$333,446	$1,067,073	$592,040
Current maturities of notes payable	789,933	2,364,774	1,540,716
Accounts payable	4,597,466	3,781,059	4,386,239
Accrued expenses	755,187	595,841	553,725
Accrued income taxes	279,402	430,246	---
Total current liabilities	6,755,434	8,238,993	7,072,720

Notes payable	5,363,750	5,995,558	5,539,836

Deferred income taxes	3,394,957	3,332,473	3,503,595
Total liabilities	15,514,141	17,567,024	16,116,151

Stockholders' equity
Common stock, no par value; 20,000,000 shares authorized; 17,273,776 shares issued; 16,390,417 shares outstanding at March 31, 2012; 17,273,776 shares issued; 16,443,809 shares outstanding at March 31, 2011; 17,273,776 shares issued; 16,409,317 shares outstanding at December 31, 2011	6,509,267	6,509,267	6,509,267
Paid-in-capital	2,032,516	2,032,516	2,032,516
Treasury stock, at cost	(7,783,580)	(7,271,836)	(7,606,974)
Retained earnings	35,526,285	33,501,646	34,431,296
Accumulated other comprehensive loss, net of taxes	30,214	(26,176)	(8,948)
Total stockholders' equity	36,314,702	34,745,417	35,357,157

Total liabilities and stockholders' equity	$51,828,843	$52,312,441	$51,473,308

See accompanying notes to financial statements

LIFEWAY FOODS, INC. AND SUBSIDIARIES
Consolidated Statements of Income and Comprehensive Income
For the Years Three Months Ended March 31, 2012 and 2011 (Unaudited)

	(Unaudited)
	March 31,
	2012		2011

Sales	$21,545,896		$19,047,266
Less: discounts and allowances	(2,148,699)		(1,743,363)
Net sales	19,397,197	19,397,197	17,303,903	17,303,903

Cost of goods sold		12,238,341		9,345,717
Depreciation expense		399,045		376,513

Total cost of goods sold		12,637,386		9,722,230

Gross profit		6,759,811		7,581,673

Selling expenses		2,721,973		2,282,470
General and administrative		1,976,603		1,837,622
Amortization expense		188,705		195,959

Total operating expenses		4,887,281		4,316,051

Income from operations		1,872,530		3,265,622

Other income (expense):
Interest and dividend income		11,573		17,593
Rental income		3,000		---
Interest expense		(50,186)		(62,130)
Gain (loss) on sale of investments, net		17,985		(2,597)
Loss on disposition of equipment				---
Other expense				---
Total other income (expense)		(17,628)		(47,134)

Income before provision for
income taxes		1,854,902		3,218,488

Provision for income taxes		759,913		1,292,717

Net income		$1,094,989		$1,925,771

Basic and diluted earnings
per common share		0.07		0.12

Weighted average number of
shares outstanding		16,397,998		16,489,954

COMPREHENSIVE INCOME

Net income		$1,094,989		$1,925,771

Other comprehensive income
(loss), net of tax:
Unrealized gains on
investments (net of tax)		29,000		15,451
Less reclassification adjustment
for (gains) losses included in
net income (net of taxes)		10,162		1,467

Comprehensive income		$1,134,151		$1,942,689

See accompanying notes to financial statements

LIFEWAY FOODS, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders' Equity
For the Three Months Ended March 31, 2012 and 2011 (Unaudited)
and for the Year Ended December 31, 2011

	Common Stock, No Par Value 20,000,000 Shares Authorized		# of Shares of					Accumulated Other Comprehensive
	# of Shares	# of Shares	Treasury	Common	Paid In	Treasury	Retained	Income (Loss),
	Issued	Outstanding	Stock	Stock	Capital	Stock	Earnings	Net of Tax	Total

Balances at December 31, 2010	17,273,776	16,536,657	737,119	$6,509,267	$2,032,516	$(6,425,546)	$31,575,875	$(43,094)	$33,649,018

Redemption of stock	---	(127,340)	127,340	---	---	(1,181,428)	---	---	(1,181,428)

Issuance of treasury stock for compensation	---	---	---	---	---	---	---	---	---

Other comprehensive income (loss):
Unrealized gains on securities, net of taxes	---	---	---	---	---	---	---	34,146	34,146

Net income for the year ended December 31, 2011	---	---	---	---	---	---	2,855,421	---	2,855,421

Balances at December 31, 2011	17,273,776	16,409,317	864,459	$6,509,267	$2,032,516	$(7,606,974)	$34,431,296	$(8,948)	$35,357,157

Balances at January 1, 2011	17,273,776	16,536,657	737,119	6,509,267	2,032,516	(6,425,546)	31,575,875	(43,094)	33,649,018

Redemption of stock	---	(92,848)	92,848	---	---	(846,290)	---	---	(846,290)

Issuance of treasury stock for compensation	---	---	---	---	---	---	---	---	---

Other comprehensive income (loss):
Unrealized gains on securities, net of taxes	---	---	---	---	---	---	---	16,918	16,918

Net income for the three months ended March 31, 2011	---	---	---	---	---	---	1,925,771	---	1,925,771

Balances at March 31, 2011	17,273,776	16,443,809	829,967	$6,509,267	$2,032,516	$(7,271,836)	$33,501,646	$(26,176)	$34,745,417

Balances at January 1, 2012	17,273,776	16,409,317	864,459	6,509,267	2,032,516	(7,606,974)	34,431,296	(8,948)	$35,357,157

Redemption of stock	---	(18,900)	18,900	---	---	(176,606)	---	---	(176,606)

Other comprehensive income (loss):
Unrealized gains on securities, net of taxes	---	---	---	---	---	---	---	39,162	39,162

Net income for the three months ended March 31, 2012	---	---	---	---	---	---	1,094,989	---	1,094,989

Balances at March 31, 2012	17,273,776	16,390,417	883,359	$6,509,267	$2,032,516	$(7,783,580)	$35,526,285	$30,214	$36,314,702

See accompanying notes to financial statements

LIFEWAY FOODS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 2012 and 2011 (Unaudited)

	March 31,
	2012	2011

Cash flows from operating activities:
Net income	$1,094,989	$1,925,771
Adjustments to reconcile net income to net
cash flows from operating activities, net of acquisition:
Depreciation and amortization	587,750	572,472
Loss (gain) on sale of investments, net	(17,985)	2,597
Loss on disposition of equipment		---
Impairment of investments		---
Deferred income taxes	(185,805)	(119,129)
Treasury stock issued for compensation		---
Bad Debt Expense	6,384	20,000
(Increase) decrease in operating assets:
Accounts receivable	(526,979)	(1,573,284)
Other receivables	68,267	29,801
Inventories	(250,982)	(766,680)
Refundable income taxes	41,316	906,748
Prepaid expenses and other current assets	39,750	31,396
Increase (decrease) in operating liabilities:
Accounts payable	211,227	(402,422)
Accrued expenses	201,462	86,382
Income taxes payable	279402	430,246
Net cash provided by operating activities	1,548,796	1,143,898

Cash flows from investing activities:
Purchases of investments	(318,123)	(445,049)
Proceeds from sale of investments	404,028	234,388
Investments in certificates of deposits		---
Proceeds from redemption of certificates of deposit		---
Purchases of property and equipment	(231,243)	(353,455)
Net cash (used in) provided by investing activities	(145,338)	(564,116)

Cash flows from financing activities:
Proceeds of note payable		---
Checks written in excess of bank balances	(258,594)	(274,137)
Purchases of treasury stock	(176,606)	(846,290)
Repayment of notes payable	(926,869)	(613,503)
Net cash used in financing activities	(1,362,069)	(1,733,930)

Net (decrease) increase in cash and cash equivalents	41,389	(1,154,148)

Cash and cash equivalents at the beginning of the period	1,115,150	3,229,939

Cash and cash equivalents at the end of the period	$1,156,539	$2,075,791

See accompanying notes to financial statements

LIFEWAY FOODS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2012 and 2011
and December 31, 2011

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

Note 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of the significant accounting policies applied in the preparation of the accompanying financial statements follows:

Principles of consolidation
The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Helios Nutrition, Ltd., Pride of Main Street, L.L.C., Starfruit, L.L.C., Fresh Made, Inc. and Starfruit Franchisor, L.L.C. In 2010, the Company acquired the assets of First Juice, Inc. (“First Juice”) and consolidated the operations into the operations of the Company. All significant intercompany accounts and transactions have been eliminated. The financial statements include the results of operations from the acquisition of the assets of First Juice from October 14, 2010 through the end of the period.

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

Customer Concentration
Sales are predominately to companies in the retail food industry, located within the United States of America. Two major customers accounted for approximately 31 percent and 29 percent of gross sales for the three months ended March 31, 2012 and 2011, respectively. These customers accounted for approximately 30 percent, 27 percent and 20 percent of accounts receivable as of March 31, 2012, March 31, 2011 and December 31, 2011, respectively.

LIFEWAY FOODS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2012 and 2011
and December 31, 2011

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
March 31, 2012 and 2011
and December 31, 2011

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

The Company has analyzed filing positions in all of the federal and state jurisdictions where it is required to file income tax returns, as well as all open tax years in these jurisdictions. The only periods subject to examination for the Company’s federal return are the 2009 and 2010 tax years and 2011 when filed. The Company believes that its income tax filing positions and deductions would be sustained on audit and does not anticipate any adjustments that would result in a material change to its financial position. Therefore, no reserves for uncertain income tax positions have been recorded.

LIFEWAY FOODS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2012 and 2011
and December 31, 2011

Note 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – Continued

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

Advertising and promotional costs
The Company expenses advertising costs as incurred. For the three months ended March 31, 2012 and 2011 total advertising expenses were $755,666 and $829,345, respectively.

Earnings per common share
Earnings per common share were computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. For the three months ended March 31, 2012 and 2011, diluted and basic earnings per share were the same, as the effect of dilutive securities options outstanding was not significant.

Reclassification
Certain amounts in the 2011 quarter financial statements have been reclassified to conform with the current quarter presentation which have no effect on net income or stockholder's equity.

LIFEWAY FOODS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2012 and 2011
and December 31, 2011

Note 3 – INTANGIBLE ASSETS

Intangible assets, and the related accumulated amortization, consist of the following:

	March 31, 2012		March 31, 2011		December 31, 2011
	Cost	Accumulated Amortization	Cost	Accumulated Amortization	Cost	Accumulated Amortization
Recipes	$43,600	$43,600	$43,600	$43,600	$43,600	$43,600
Customer lists and other customer related intangibles	4,504,200	1,666,438	4,504,200	1,166,160	4,504,200	1,546,671
Lease acquisition	87,200	87,200	87,200	81,750	87,200	87,200
Customer relationship	985,000	465,135	985,000	383,056	985,000	444,618
Trade names	2,248,000	766,068	2,248,000	621,100	2,248,000	728,601
Formula	438,000	248,200	438,000	204,400	438,000	237,250
	$8,306,000	$3,276,645	$8,306,000	$2,500,066	$8,306,000	$3,087,940

Amortization expense is expected to be approximately the following for the 12 months ending March 31:

2013	$743,954
2014	711,367
2015	711,367
2016	711,367
2017	682,167
Thereafter	1,469,133
$5,029,355

Amortization expense during the three months ended March 31, 2012 and 2011 was $188,705 and 195,959, respectively.

Note 4 – INVESTMENTS

The cost and fair value of investments classified as available for sale are as follows:

March 31, 2012	Cost	Unrealized Gains	Unrealized Losses	Fair Value

Equities	$525,657	$77,348	$(3,519)	$599,486
Mutual Funds	56,840	959	(105)	57,694
Preferred Securities	189,452	10,950	(5,152)	195,250
Corporate Bonds	870,671	11,312	(10,577)	871,406

Total	$1,642,620	$100,569	$(19,353)	$1,723,836

LIFEWAY FOODS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2012 and 2011
and December 31, 2011

Note 4 – INVESTMENTS – Continued

March 31, 2011	Cost	Unrealized Gains	Unrealized Losses	Fair Value

Equities	$261,472	$6,227	$(37,440)	$230,259
Mutual Funds	103,346	1,902	(798)	104,450
Preferred Securities	203,514	---	(12,984)	190,530
Corporate Bonds	792,379	3,941	(7,177)	789,143
Total	$1,360,711	$12,070	$(58,399)	$1,314,382

December 31, 2011	Cost	Unrealized Gains	Unrealized Losses	Fair Value

Equities	$682,569	$55,244	$(23,211)	$714,602
Mutual Funds	64,563	3,275	(713)	67,125
Preferred Securities	64,452	---	(17,702)	46,750
Corporate Bonds	899,298	1,019	(33,750)	866,567
Total	$1,710,882	$59,538	$(75,376)	$1,695,044

Proceeds from the sale of investments were $400,268 and $234,388 for the three months ended March 31, 2012 and 2011, respectively.

Gross gains of $22,349 and $15,652 and gross losses of $4,364 and $18,249 were realized on these sales during the three months ended March 31, 2012 and 2011 respectively.

The following table shows the gross unrealized losses and fair value of the Company's investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2012 and 2011 December 31, 2011:

	Less Than 12 Months		12 Months or Greater		Total
March 31, 2012	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Equities	$20,346	$(1,535)	$3,184	$(1,984)	$23,530	$(3,519)
Mutual Funds	---	---	3,073	(105)	3,073	(105)
Preferred Securities	---	---	59,300	(5,152)	59,300	(5,152)
Corporate Bonds	262,923	(10,577)	---	---	262,923	(10,577)
	$283,269	$(12,112)	$65,557	$(7,241)	$348,826	$(19,353)

	Less Than 12 Months		12 Months or Greater		Total
March 31, 2011	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Equities	$163,063	$(7,801)	$25,270	$(29,639)	$188,333	$(37,440)
Mutual Funds	20,124	(680)	5,824	(118)	25,948	(798)
Preferred Securities	---	---	190,530	(12,984)	190,530	(12,984)
Corporate Bonds	409,750	(7,177)	---	---	409,750	(7,177)
	$592,937	$(15,658)	$221,624	$(42,741)	$814,561	$(58,399)

LIFEWAY FOODS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2012 and 2011
and December 31, 2011

Note 4 – INVESTMENTS – Continued

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

Equities, Mutual Funds, Preferred Securities, and Corporate Bonds - The Company's investments in equity securities, mutual funds, preferred securities, and corporate bonds consist of investments in common stock, preferred stock and debt securities of companies in various industries. As of March 31, 2012, there were six equity securities, two mutual fund securities, one preferred security, and four corporate bond securities that had unrealized losses. The Company evaluated the near-term prospects of the issuer in relation to the severity and duration of the impairment. Based on that evaluation and the Company's ability and intent to hold these investments for a reasonable period of time sufficient for a forecasted recovery of fair value, the Company did not consider any material investments to be other-than-temporarily impaired at March 31, 2012.

Note 5 – INVENTORIES

Inventories consist of the following:
	March 31,		December 31,
	2012	2011	2011
Finished goods	$2,091,004	$1,959,323	$1,976,050
Production supplies	2,082,194	1,637,602	2,042,611
Raw materials	1,032,259	1,155,129	935,814
Total inventories	$5,205,457	$4,752,054	$4,954,475

Note 6 – PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	March 31,		December 31,
	2012	2011	2011
Land	$1,178,160	$1,178,160	$1,178,160
Buildings and improvements	11,656,233	11,367,274	11,633,077
Machinery and equipment	14,777,420	14,006,251	14,697,024
Vehicles	1,347,228	1,073,745	1,334,628
Office equipment	404,905	374,564	383,099
Construction in process	111,039	---	17,410
	29,474,985	27,999,994	29,243,398
Less accumulated depreciation	14,443,621	12,870,339	14,044,576
Total property and equipment	$15,031,364	$15,129,655	$15,198,822

LIFEWAY FOODS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2012 and 2011
and December 31, 2011

Note 6 – PROPERTY AND EQUIPMENT - Continued

Depreciation expense during the three months ended March 31, 2012 and 2011 was $399,045 and $376,513, respectively.

Note 7 – ACCRUED EXPENSES

Accrued expenses consist of the following:

	March 31,		December 31,
	2012	2011	2011
Accrued payroll and payroll taxes	$490,137	$350,531	$209,395
Accrued property tax	250,342	203,933	323,885
Other	14,708	71,377	20,445
	$755,187	$595,841	$553,725

Note 8 – NOTES PAYABLE

Notes payable consist of the following:
	March 31,		December
	2012	2011	2011

Note payable to Private Bank in monthly installments of $42,222, plus variable interest rate, currently at 2.7963%, with a balloon payment of $5,066,667 due February 6, 2014. Collateralized by substantially all assets of the Company.	$5,745,556	$6,502,222	$5,914,445

Line of credit with Private Bank at variable interest rate, currently at 3.25%. The agreement has been extended with terms allowing borrowings up to $2.0 million, maturing on May 31, 2012. Collateralized by substantially all assets of the Company.	250,000	---	1,000,000

Line of credit with Morgan Stanley for borrowings up to $2.8 million at variable interest rate, currently at 3.00% due on demand. Collateralized by investments, cash and CD’s.	---	1,858,110	---

Notes payable to Ford Credit Corp. payable in monthly installments of $1,778.23 at 5.99%, due July 2015, secured by transportation equipment.	64,200	---	68,509

Note payable to Fletcher Jones of Chicago, Ltd LLC in monthly installments of $1,768.57 at 6.653%, due May 24, 2017, secured by transportation equipment.	93,927	---	97,598

Total notes payable	6,153,683	8,360,332	7,080,552
Less current maturities	789,933	2,364,774	1,540,716
Total long-term portion	$5,363,750	$5,995,558	$5,539,836

LIFEWAY FOODS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2012 and 2011
and December 31, 2011

Note 8 – NOTES PAYABLE – Continued

In accordance with the Private Bank agreements referenced above, the Company is subject to minimum fixed charged ratio and tangible net worth thresholds. At March 31, 2012, the Company was in compliance with these covenants.

Maturities of notes payables are as follows:

For the Period Ended March 31,

2013	$789,933
2014	5,274,365
2015	37,815
2016	25,826
2017	20,103
Thereafter	5,641
Total	$6,153,683

Note 9 – COMMITMENTS AND CONTINGENCIES

The Company leases four stores for its Starfruit subsidiary. Total expense for these leases was approximately $58,264, $58,039 and $240,723 for three months ended March 31, 2012, 2011, respectively. The Company is also responsible for additional rent equal to real estate taxes and other operating expenses. Future annual minimum base rental payments for the leases as of March 31, 2012 are approximately as follows:

	$	---
2013		182,812
2014		100,969
2015		44,468
2016		45,802
2017		48,590
Thereafter		95,062
Total		$517,703

Note 10 – PROVISION FOR INCOME TAXES

The provision for income taxes consists of the following:

	For the Three Months Ended
	March 31,
	2012	2011
Current:
Federal	$633,372	$1,005,605
State and local	312,346	406,241
Total current	945,718	1,411,846
Deferred	(185,805)	(119,129)
Provision for income taxes	$759,913	$1,292,717

LIFEWAY FOODS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2012 and 2011
and December 31, 2011

Note 10 – PROVISION FOR INCOME TAXES - Continued

A reconciliation of the provision for income taxes and the income tax computed at the statutory rate is as follows:

	For the Three Months Ended March 31,
	2012		2011
	Amount	Percentage	Amount	Percentage
Federal income tax expense computed at the statutory rate	$630,667	34.0%	$1,094,286	34.0%
State and local tax expense, net	215,169	11.6%	305,756	9.5%
Permanent differences	(52,493)	(2.8%)	(58,415)	(1.8%)
Change in tax estimate	(33,430)	(1.8%)	(48,910)	(1.5%)
Provision for income taxes	$759,913	41.0%	$1,292,717	40.2%

Amounts for deferred tax assets and liabilities are as follows:

	March 31,		December 31,
	2012	2011	2011
Non-current deferred tax assets (liabilities) arising from:
Temporary differences -
Accumulated depreciation and amortization from purchase accounting adjustments	$(3,562,647)	$(3,604,041)	$(3,671,285)
Capital loss carry-forwards	167,690	271,568	167,690
Total non-current net deferred tax liabilities	(3,394,957)	(3,332,473)	(3,503,595)
Current deferred tax assets arising from:
Unrealized losses (gain) on investments	(35,329)	24,384	6,890
Impairment of investments	---	---	15,673
Inventory	232,324	212,089	220,408
Allowance for doubtful accounts and discounts	4,350	131,703	4,350
Allowance for promotions	65,249
Capital loss carry-back	91,369	---	91,369
Total current deferred tax assets	357,963	368,176	338,690
Net deferred tax liability	$(3,036,994)	$(2,964,297)	$(3,164,905)

LIFEWAY FOODS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2012 and 2011
and December 31, 2011

Note 11 – SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for interest and income taxes are as follows:

	For the Three Months Ended March 31,
	2012	2011
Interest	$64,172	$58,624
Income taxes	$625,055	$200,000

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

As of December 31, 2011 and at March 31, 2012 and 2011, there were no stock options outstanding or exercisable. There were approximately 940,000 shares available for issuance under the Plan at March 31, 2012.

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
March 31, 2012 and 2011
and December 31, 2011

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

The Company has available for sale investment securities measured at fair value on a recurring basis. All categories of investment securities noted in Note 5 were valued using Level 1 inputs as described above, in 2012 and 2011. There were no other assets or liabilities measured at fair value on a recurring or non-recurring basis as of March 31, 2012, March 31, 2011 or December 31, 2011.

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

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Comparison of Quarter Ended March 31, 2012 to Quarter Ended March 31, 2011

The following analysis should be read in conjunction with the unaudited financial statements of the Company and related notes included elsewhere in this quarterly report and the audited financial statements and Management’s Discussion and Analysis contained in our Form 10-K, for the fiscal year ended December 31, 2011.

Results of Operations

Total consolidated gross sales increased by $2,498,630 (approximately 13%) to $21,545,896 during the three-month period ended March 31, 2012 from $19,047,266 during the same three-month period in 2011.  This increase is primarily attributable to increased sales and awareness of the Company’s flagship line, Kefir, as well as ProBugs® Organic Kefir for kids and BioKefir™.  In addition, Lifeway’s Frozen Kefir line, which was launched in April 2011, contributed approximately $700,000 to sales during the first quarter of 2012.

Total consolidated net sales increased by $2,093,294 (approximately 12%) to $19,397,197 during the three-month period ended March 31, 2012 from $17,303,903 during the same three-month period in 2011.  Net sales are recorded as gross sales less promotional activities such as slotting fees paid, couponing, spoilage and promotional allowances as well as early payment terms given to customers.

Cost of goods sold as a percentage of net sales, excluding depreciation expense, were approximately 63% during the first quarter of 2012, compared to approximately 54% during the same period in 2011. The increase was primarily attributable to a 30% increase in freight expense and higher fuel costs during the first quarter of 2012 when compared to the same period in 2011 and the increased cost of conventional and organic milk, the Company’s largest raw material.  The total cost of milk was approximately 20% higher during the first quarter 2012 when compared to the same period in 2011.

Total operating expenses increased $571,230 (approximately 13%) to $4,887,281  during the first quarter of 2012, from $4,316,051 during the same period in 2011. This increase was primarily attributable to increased selling expenses of $439,503 and partially offset by a decrease in amortization expenses of $7,254. This increase is directly attributable to increases in marketing and advertising of the Company’s flagship line, Kefir, as well as ProBugs Organic Kefir for kids, BioKefir and Lifeway’s Frozen Kefir.

Total operating income decreased by $1,393,092 (approximately 43%) to $1,872,530 during the first quarter of 2012, from $3,265,622 during the same period in 2011.

Income tax expense was $759,913, or a 41% effective tax rate for the first quarter of 2012 compared to an income tax expense of $1,292,717, or a 40% effective tax rate during the same period in 2011.

Total net income was $1,094,989 or $0.07 per diluted share for the three-month period ended March 31, 2012 compared to $1,925,771 or $0.12 per diluted share in the same period in 2011.

Liquidity and Capital Resources

Sources and Uses of Cash

Net cash provided by operating activities was $1,548,796 during the three-months ended March 31, 2012 compared to net cash provided by operating activities of $1,143,898 during the same period in 2011.  This increase is primarily attributable to the increase in operating assets of $1,046,305.

Net cash used in investing activities was $145,338 during the three-months ended March 31, 2012 compared to net cash used in investing activities of $564,116 in the same period in 2011. This decrease is primarily due to a increase in proceeds from sale of investments of $169,640 compared to 2011.

The Company had a net increase in cash and cash equivalents of $41,389 during the three month period ended March 31, 2012 compared to a net decrease in cash and cash equivalents of $1,154,148 during the same period in 2011.  The Company had cash and cash equivalents of $1,156,539 as of March 31, 2012 compared to cash and cash equivalents of $2,075,791 as of March 31, 2011.

Assets and Liabilities

Total assets were $51,828,844 as of March 31, 2012, which is a decrease of $483,597 when compared to March 31, 2011.  This is primarily due to a decrease in intangible assets of $776,579 as of March 31, 2012 when compared to March 21, 2011.

Total current liabilities were $6,755,434 as of March 31, 2011, which is a decrease of $1,483,559 when compared to March 31, 2011. This is primarily due to a $1,574,841 decrease in current maturities of notes payable.

Notes payable decreased by $631,808 as of March 31, 2012, when compared to March 31, 2011.  The balance of the notes payable as of December 31, 2011 was $5,363,750.

Total stockholder’s equity was $36,314,702 as of March 31, 2012, which is an increase of $1,569,285 when compared to March 31, 2011.  This is primarily due to an increase in retained earnings of $2,024,639 when compared to March 31, 2012.

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

As of March 31, 2012, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial and Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our Chief Executive Officer and Chief Financial and Accounting Officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of March 31, 2012 in ensuring that information required to be disclosed by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified under the Exchange Act rules and forms due to the material weakness previously described in the Company’s Annual Report on Form 10-K for the period ended December 31, 2011.  As a result, we performed additional analysis and other post-closing procedures to ensure our consolidated financial statements were prepared in accordance with generally accepted accounting principles. Accordingly, management believes the consolidated financial statements included in this Form 10-Q fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented.

Remediation of Material Weakness

In the Company’s Form 10-K for the period ended December 31, 2011, management identified the following a material weakness relating to incomplete and undocumented systems for tracking current programs for advertising and sales promotional discounts with current customers.

The Company, in an ongoing effort to continue to improve its control environment, began a search in the fourth quarter of 2011 for a controller with the appropriate skills, training and experience around whom the Company plans to build additional controls, including among other things further segregation of duties and additional monitoring controls. An appropriate candidate was hired in March 2012. As of the filing of this Form 10-Q, the controller has been integrated  into the business of the Company and the Company’s internal controls over financial reporting.  The resulting changes to the Company’s internal controls over financial reporting include (i) increasing the frequency of general ledger activities to a current and real time basis, and (ii) adopting and implementing monthly reconciliations.  The Company believes that these changes will remediate the material weakness identified above.

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

Changes in Internal Control over Financial Reporting

Except as described above, there have been no changes during the quarter ended March 31, 2012 in the Company’s internal control over financial reporting identified in connection with the evaluation required by Exchange Act Rules 13a-15(d) and 15d-15(d) that have material affected, or are reasonably likely to materially affect, our internal controls over our financial reporting.

PART II — OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS.

Lifeway is not party to any material pending legal proceedings.  Lifeway is from time to time engaged in litigation matters arising in the ordinary course of business none of which presently is expected to have a material adverse effect on its business results or operations.

ITEM 1A.    RISK FACTORS.

Not applicable.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

PURCHASES OF THE COMPANY’S SECURITIES

Period	(a) Total Numbers of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs

January 1 to January 31, 2012	9,500	$9.08	9,500	160,754
February 1 to February 29, 2012	2,500	$9.33	2,500	197,500
March 1 to March 31, 2012	6,900	$9.39	6,900	190,600
Total	18,900	$9.27	18,900	190,600

On May 7, 2010, the Company established a share repurchase program for up to 200,000 shares with a plan expiration date of one year from the date of the first purchase.  On January 20, 2011, the Company approved a share repurchase program for up to 250,000 shares with a plan expiration date of one year from the date of the first purchase. Lifeway repurchased 127,348 shares of the Company’s securities in 2011 pursuant to these programs at a total cost of $1,181,428.  As of the date of this filing these plans were both expired.  On February 6, 2012, the Company approved a new share repurchase program for up to 200,000 shares with a plan expiration date of one year from the date of the first purchase.

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

LIFEWAY FOODS, INC.
(Registrant)

Date: May 15, 2012	By:	/s/ Julie Smolyansky
Julie Smolyansky
Chief Executive Officer, President and Director

Date: May 15, 2012	By:	/s/ Edward P. Smolyansky
Edward P. Smolyansky
Chief Financial and Accounting Officer and Treasurer

EXHIBIT INDEX

Exhibit Number	Description of Document

31.1	Officer’s Certificate Pursuant to 15 U.S.C. 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Officer’s Certificate Pursuant to 15 U.S.C. 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data Files.