Form 10-Q
period 2012-06-30
LIFEWAY FOODS INC
filed 2012-08-15
CIK 814586

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  June 30, 2012

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

As of August 10, 2012, the issuer had 16,371,217 shares of common stock, no par value, outstanding.

LIFEWAY FOODS, INC.
CONTENTS TO FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

LIFEWAY FOODS, INC. AND SUBSIDIARIES
Consolidated Statements of Financial Condition
June 30, 2012 and 2011 (Unaudited) and December 31, 2011

	(Unaudited)
	June 30,		December 31,
	2012	2011	2011
ASSETS

Current assets
Cash and cash equivalents	$2,000,325	$1,398,523	$1,115,150
Investments	1,867,234	1,172,193	1,695,044
Certificates of deposits in financial institutions	300,000	300,000	300,000
Inventories	5,426,715	5,608,151	4,954,475
Accounts receivable, net of allowance for doubtful accounts and discounts	9,486,141	8,891,068	7,950,276
Prepaid expenses and other current assets	96,860	199,866	79,630
Other receivables	104,009	9,825	224,204
Deferred income taxes	512,260	394,376	338,690
Refundable income taxes	0	0	41,316
Total current assets	19,793,544	17,974,002	16,698,785

Property and equipment, net	14,865,789	15,237,279	15,198,822

Intangible assets
Goodwill and other non amortizable brand assets	14,068,091	14,068,091	14,068,091
Other intangible assets, net of accumulated amortization of $3,465,349 and $2,696,023 at June 30, 2012 and 2011 and 3,087,940 at December 31, 2011, respectively	4,840,652	5,609,977	5,218,060
Total intangible assets	18,908,743	19,678,068	19,286,151

Other Assets
Long-term accounts receivable net of current portion	191,590	0	289,550

Total assets	$53,759,666	$52,889,349	$51,473,308

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Checks written in excess of bank balances	$711,597	$1,709,050	$592,040
Current maturities of notes payable	540,478	1,892,042	1,540,716
Accounts payable	4,769,851	4,174,835	4,386,239
Accrued expenses	593,412	552,058	553,725
Accrued income taxes	1,639,515	378,482	0
Total current liabilities	8,254,853	8,706,467	7,072,720

Notes payable	5,228,395	5,957,795	5,539,836

Deferred income taxes	3,240,826	3,329,537	3,503,595
Total liabilities	16,724,074	17,993,799	16,116,151

Stockholders' equity
Common stock, no par value; 20,000,000 shares authorized; 17,273,776 shares issued; 16,372,217 shares outstanding at June 30, 2012; 17,273,776 shares issued; 16,430,809 shares outstanding at June 30, 2011; 17,273,776 shares issued; 16,409,317 shares outstanding at December 31, 2011	6,509,267	6,509,267	6,509,267
Paid-in-capital	2,032,516	2,032,516	2,032,516
Treasury stock, at cost	(7,947,418)	(7,397,344)	(7,606,974)
Retained earnings	36,429,095	33,767,188	34,431,296
Accumulated other comprehensive income (loss), net of taxes	12,132	(16,077)	(8,948)
Total stockholders' equity	37,035,592	34,895,550	35,357,157

Total liabilities and stockholders' equity	$53,759,666	$52,889,349	$51,473,308

See accompanying notes to financial statements

LIFEWAY FOODS, INC. AND SUBSIDIARIES
Consolidated Statements of Income and Comprehensive Income
For the Three and Six Months Ended June 30, 2012 and 2011 (unaudited)
and for the Year Ended December 31, 2011

	(Unaudited) Three Months Ended June 30,		(Unaudited) Six Months Ended June 30,
	2012	2011	2012	2011
Sales	$22,713,958	$19,913,003	$44,259,854	$38,960,269
Less: discounts and allowances	(2,160,578)	(1,715,085)	(4,309,276)	(3,458,448)
Net Sales	20,553,380	18,197,918	39,950,578	35,501,821

Cost of goods sold	12,102,841	12,306,764	24,341,182	21,711,256
Depreciation expense	413,109	390,694	812,154	767,207

Total cost of goods sold	12,515,950	12,697,458	25,153,336	22,478,463

Gross profit	8,037,430	5,500,460	14,797,242	13,023,358

Selling expenses	2,622,275	2,897,118	5,326,515	5,248,157
General and administrative	2,099,699	1,707,171	4,094,035	3,417,449
Amortization expense	188,705	195,957	377,409	391,916

Total Operating Expenses	4,910,679	4,800,246	9,797,959	9,057,522

Income from operations	3,126,751	700,214	4,999,283	3,965,836

Other income (expense):
Interest and dividend income	24,478	17,094	36,049	34,687
Rental income	3,018	650	6,017	650
Interest expense	(43,918)	(72,298)	(94,103)	(134,428)
Impairment of investments	0	0	0	0
Gain (loss) on sale of investments, net	4,406	541	22,390	(2,056)
Total other income (expense)	(12,016)	(54,013)	(29,647)	(101,147)

Income before provision for income taxes	3,114,735	646,201	4,969,636	3,864,689

Provision for income taxes	1,065,607	380,659	1,825,520	1,673,376

Net income	$2,049,128	$265,542	3,144,116	$2,191,313

Basic and diluted earnings per common share	0.13	0.02	0.19	0.13

Weighted average number of shares outstanding	16,376,601	16,434,314	16,389,674	16,461,981

COMPREHENSIVE INCOME

Net income	$2,049,128	$265,542	3,144,116	$2,191,313

Other comprehensive income (loss), net of tax:
Unrealized gains on investments (net of tax)	(15,593)	10,404	33,730	25,855
Less reclassification adjustment for (gains) losses included in net income (net of taxes)	(2,489)	(305)	(12,650)	1,162

Comprehensive income	$2,031,046	$275,641	3,165,196	$2,218,330

See accompanying notes to financial statements

LIFEWAY FOODS, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders' Equity
For the Six Months Ended June 30, 2012 and 2011 (Unaudited)
and for the Year Ended December 31, 2011
	Common Stock, No Par Value 20,000,000 Shares Authorized		# of Shares of					Accumulated Other Comprehensive
	# of Shares	# of Shares	Treasury	Common	Paid In	Treasury	Retained	Income (Loss),
	Issued	Outstanding	Stock	Stock	Capital	Stock	Earnings	Net of Tax	Total

Balances at December 31, 2010	17,273,776	16,536,657	737,119	$6,509,267	$2,032,516	$(6,425,546)	$31,575,875	$(43,094)	$33,649,018

Redemption of stock	0	(127,340)	127,340	0	0	(1,181,428)	0	0	(1,181,428)

Issuance of treasury stock for compensation	0	0	0	0	0	0	0	0	0

Other comprehensive income (loss):
Unrealized gains on securities, net of taxes	0	0	0	0	0	0	0	34,146	34,146

Net income for the year ended December 31, 2011	0	0	0	0	0	0	2,855,421	0	2,855,421

Balances at December 31, 2011	17,273,776	16,409,317	864,459	$6,509,267	$2,032,516	$(7,606,974)	$34,431,296	$(8,948)	$35,357,157

Balances at January 1, 2011	17,273,776	16,536,657	737,119	$6,509,267	$2,032,516	$(6,425,546)	$31,575,875	$(43,094)	$33,649,018

Redemption of stock	0	(105,848)	105,848	0	0	(971,798)	0	0	(971,798)

Other comprehensive income (loss):
Unrealized gains on securities, net of taxes	0	0	0	0	0	0	0	27,017	27,017

Net income for the six months ended June 30, 2011	0	0	0	0	0	0	2,191,313	0	2,191,313

Balances at June 30, 2011	17,273,776	16,430,809	842,967	$6,509,267	$2,032,516	$(7,397,344)	$33,767,188	$(16,077)	$34,895,550

Balances at January 1, 2012	17,273,776	16,409,317	864,459	$6,509,267	$2,032,516	$(7,606,974)	$34,431,296	$(8,948)	$35,357,157

Redemption of stock	0	(37,100)	37,100	0	0	(340,444)	0	0	(340,444)

Other comprehensive income (loss):
Unrealized gains on securities, net of taxes	0	0	0	0	0	0	0	21,080	21,080

Net income for the six months ended June 30, 2012	0	0	0	0	0	0	3,144,116	0	3,144,116
Dividends ($0.07 per share)	0	0	0	0	0	0	(1,146,317)	0	(1,146,317)

Balances at June 30, 2012	17,273,776	16,372,217	901,559	$6,509,267	$2,032,516	$(7,947,418)	$36,429,095	$12,132	$37,035,592

See accompanying notes to financial statements

LIFEWAY FOODS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2012 and 2011 (Unaudited)
and for the Year Ended December 31, 2011

	(Unaudited)
	June 30,
	2012	2011
Cash flows from operating activities:
Net income	$3,144,116	$2,191,313
Adjustments to reconcile net income to net
cash flows from operating activities, net of acquisition:
Depreciation and amortization	1,189,563	1,159,123
Loss (gain) on sale of investments, net	(22,390)	2,056
Loss on disposition of equipment	0	0
Impairment of investments	0	0
Deferred income taxes	(480,311)	(156,040)
Bad Debt Expense	172,303	20,000
(Increase) decrease in operating assets:
Accounts receivable	(1,610,208)	(2,117,792)
Other receivables	120,195	94,855
Inventories	(472,240)	(1,622,777)
Refundable income taxes	41,316	906,748
Prepaid expenses and other current assets	(17,230)	(41,551)
Increase (decrease) in operating liabilities:
Accounts payable	383,612	(8,646)
Accrued expenses	39,687	42,599
Income taxes payable	1,639,515	378,482
Net cash provided by operating activities	4,127,928	848,370

Cash flows from investing activities:
Purchases of investments	(743,675)	(582,697)
Proceeds from sale of investments	658,233	532,640
Investments in certificates of deposits	0	(50,000)
Proceeds from redemption of certificates of deposit	0	0
Purchases of property and equipment	(478,428)	(747,250)
Net cash used in investing activities	(563,870)	(847,307)

Cash flows from financing activities:
Proceeds of note payable	0	250,000
Checks written in excess of bank balances	119,557	367,840
Purchases of treasury stock	(340,444)	(971,798)
Dividends Paid	(1,146,317)	0
Repayment of notes payable	(1,311,679)	(1,478,521)
Net cash used in financing activities	(2,678,883)	(1,832,479)

Net (decrease) increase in cash and cash equivalents	885,175	(1,831,416)

Cash and cash equivalents at the beginning of the period	1,115,150	3,229,939

Cash and cash equivalents at the end of the period	$2,000,325	$1,398,523

See accompanying notes to financial statements

LIFEWAY FOODS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2012 and 2011 (Unaudited)
and for the Year Ended December 31, 2011

Note 1 – NATURE OF BUSINESS

Lifeway Foods, Inc. (the “Company” or “Lifeway”) commenced operations in February 1986 and incorporated under the laws of the state of Illinois on May 19, 1986. The Company’s principal business activity is the production of dairy products. Specifically, the Company produces Kefir, a drinkable product which is similar to but distinct from yogurt, in several flavors sold under the name “Lifeway’s Kefir;” a plain farmer’s cheese sold under the name “Lifeway’s Farmer’s Cheese;” a fruit sugar-flavored product similar in consistency to cream cheese sold under the name of “Sweet Kiss;” and a dairy beverage, similar to Kefir, with increased protein and calcium, sold under the name “Basics Plus.” The Company also produces a vegetable-based seasoning under the name “Golden Zesta.” The Company currently distributes its products throughout the Chicago Metropolitan area and various cities on the East Coast through local food stores.  In addition, products are sold throughout the United States and Ontario, Canada by distributors.  The Company also distributes some of its products to Eastern Europe.

Note 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of the significant accounting policies applied in the preparation of the accompanying financial statements follows:

Basis of presentation
The accompanying unaudited financial statements of the Company have been prepared in accordance with the instructions to Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by general accepted accounting principles for complete financial statements.  However, such information reflects all adjustments (consisting of normal recurring adjustments), which are, in the opinion of Management, necessary for fair statement of results for the interim periods.

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

Customer Concentration
Sales are predominately to companies in the retail food industry, located within the United States of America. Two major customers accounted for approximately 31 percent and 29 percent of gross sales for the six months ended June 30, 2012 and 2011, respectively. These customers accounted for approximately 30 percent, 27 percent and 20 percent of accounts receivable as of June 30, 2012, June 30, 2011 and December 31, 2011, respectively.

LIFEWAY FOODS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2012 and 2011 (Unaudited)
and for the Year Ended December 31, 2011

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

LIFEWAY FOODS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2012 and 2011 (Unaudited)
and for the Year Ended December 31, 2011

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

LIFEWAY FOODS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2012 and 2011 (Unaudited)
and for the Year Ended December 31, 2011

Note 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – Continued

Treasury stock
Treasury stock is recorded using the cost method.

Advertising and promotional costs
The Company expenses advertising costs as incurred. For the six months ended June 30, 2012 and 2011 total advertising expenses were $1,320,326 and $1,905,018 respectively.

Earnings per common share
Earnings per common share were computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. For the six months ended June 30, 2012 and 2011, diluted and basic earnings per share were the same, as the effect of dilutive securities options outstanding was not significant.

Reclassification
Certain amounts in the 2011 quarter and six month financial statements have been reclassified to conform with the current quarter presentation which have no effect on net income or stockholder's equity.

Note 3 – INTANGIBLE ASSETS

Intangible assets, and the related accumulated amortization, consist of the following:

	June 30, 2012		June 30, 2011		December 31, 2011
	Cost	Accumulated Amortization	Cost	Accumulated Amortization	Cost	Accumulated Amortization
Recipes	$43,600	$43,600	$43,600	$43,600	$43,600	$43,600
Customer lists and other customer related intangibles	4,504,200	1,786,212	4,504,200	1,292,997	4,504,200	1,546,671
Lease acquisition	87,200	87,200	87,200	83,559	87,200	87,200
Customer relationship	985,000	485,652	985,000	403,586	985,000	444,618
Trade names	2,248,000	803,535	2,248,000	656,931	2,248,000	728,601
Formula	438,000	259,150	438,000	215,350	438,000	237,250
	$8,306,000	$3,465,349	$8,306,000	$2,696,023	$8,306,000	$3,087,940

Amortization expense is expected to be approximately the following for the 12 months ending June 30:

2013	$733,000
2014	711,000
2015	711,000
2016	711,000
2017	671,000
Thereafter	1,302,000
$4,839,000

Amortization expense during the six months ended June 30, 2012 and 2011 was $377,409 and $391,916, respectively.

LIFEWAY FOODS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2012 and 2011 (Unaudited)
and for the Year Ended December 31, 2011

Note 4 – INVESTMENTS

The cost and fair value of investments classified as available for sale are as follows:

June 30, 2012	Cost	Unrealized Gains	Unrealized Losses	Fair Value

Equities	$642,977	$74,414	$(10,644)	$706,747
Mutual Funds	56,872	2,097	(237)	58,732
Preferred Securities	0	0	0	0
Corporate Bonds	1,118,173	9,483	(25,901)	1,101,755
Total	$1,818,022	$85,994	$(36,782)	$1,867,234

June 30, 2011	Cost	Unrealized Gains	Unrealized Losses	Fair Value

Equities	$211,831	$3,034	$(35,930)	$178,934
Mutual Funds	114,362	2,022	(798)	115,586
Preferred Securities	203,514	0	(5,719)	197,795
Corporate Bonds	670,941	12,251	(3,315)	679,877
Total	$1,200,648	$17,307	$(45,762)	$1,172,193

December 31, 2011	Cost	Unrealized Gains	Unrealized Losses	Fair Value

Equities	$682,569	$55,244	$(23,211)	$714,602
Mutual Funds	64,563	3,275	(713)	67,125
Preferred Securities	64,452	0	(17,702)	46,750
Corporate Bonds	899,298	1,019	(33,750)	866,567
Total	$1,710,882	$59,538	$(75,376)	$1,695,044

Proceeds from the sale of investments were $658,233 and $532,640 for the six months ended June 30, 2012 and 2011, respectively.

Gross gains of $37,405 and $27,622 and gross losses of $15,014 and $29,678 were realized on these sales during the six months ended June 30, 2012 and 2011 respectively.

The following table shows the gross unrealized losses and fair value of the Company's investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2012 and 2011 December 31, 2011:

	Less Than 12 Months		12 Months or Greater		Total
June 30, 2012	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Equities	$57,963	$(6,972)	$76,496	$(3,673)	$134,459	$(10,645)
Mutual Funds	0	0	2,952	(237)	2,952	(237)
Preferred Securities	0	0	0	0	0	0
Corporate Bonds	547,884	(22,864)	49,090	(3,037)	596,974	(25,901)
	$605,847	$(29,836)	$128,538	$(6,647)	$734,385	$(36,783)

LIFEWAY FOODS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2012 and 2011 (Unaudited)
and for the Year Ended December 31, 2011

Note 4 – INVESTMENTS – Continued

	Less Than 12 Months		12 Months or Greater		Total
June 30, 2011	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Equities	$103,939	$(4,791)	$41,845	$(31,139)	$145,784	$(35,930)
Mutual Funds	30,350	(541)	22,165	(257)	52,515	(798)
Preferred Securities	0	0	197,795	(5,719)	197,795	(5,719)
Corporate Bonds	148,812	(3,315)	0	0	148,812	(3,315)
	$283,101	$(8,647)	$261,805	$(37,115)	$544,906	$(45,762)

	Less Than 12 Months		12 Months or Greater		Total
December 31, 2011	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Equities	$176,966	$(23,211)	0	0	$176,966	$(23,211)
Mutual Funds	0	0	10,585	(713)	10,585	(713)
Preferred Securities	0	0	46,750	(17,702)	46,750	(17,702)
Corporate Bonds	626,292	(24,000)	90,250	(9,750)	716,542	(33,750)
	$803,258	$(47,211)	$147,585	$(28,165)	$950,843	$(75,376)

Equities, Mutual Funds, Preferred Securities, and Corporate Bonds - The Company's investments in equity securities, mutual funds, preferred securities, and corporate bonds consist of investments in common stock, preferred stock and debt securities of companies in various industries. As of June 30, 2012, there were six equity securities, two mutual fund securities, one preferred security, and four corporate bond securities that had unrealized losses. The Company evaluated the near-term prospects of the issuer in relation to the severity and duration of the impairment. Based on that evaluation and the Company's ability and intent to hold these investments for a reasonable period of time sufficient for a forecasted recovery of fair value, the Company did not consider any material investments to be other-than-temporarily impaired at June 30, 2012.

Note 5 – INVENTORIES

Inventories consist of the following:
	June 30,		December 31,
	2012	2011	2011
Finished goods	$2,264,409	$2,320,692	$1,976,050
Production supplies	2,014,097	1,944,159	2,042,611
Raw materials	1,148,209	1,343,300	935,814
Total inventories	$5,426,715	$5,608,151	$4,954,475

Note 6 – PROPERTY AND EQUIPMENT

Property and equipment consist of the following:
	June 30,		December 31,
	2012	2011	2011
Land	$1,178,160	$1,178,160	$1,178,160
Buildings and improvements	11,684,498	11,477,053	11,633,077
Machinery and equipment	15,070,709	14,112,020	14,697,024
Vehicles	1,379,590	1,211,760	1,334,628
Office equipment	409,561	366,064	383,099
Construction in process	0	153,255	17,410
	29,722,518	28,498,312	29,243,398
Less accumulated depreciation	14,856,729	13,261,033	14,044,576
Total property and equipment	$14,865,789	$15,237,279	$15,198,822

LIFEWAY FOODS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2012 and 2011 (Unaudited)
and for the Year Ended December 31, 2011

Note 6 – PROPERTY AND EQUIPMENT - Continued

Depreciation expense during the six months ended June 30, 2012 and 2011 was $812,154 and $767,207, respectively.

Note 7 – ACCRUED EXPENSES

Accrued expenses consist of the following:
	June 30,		December 31,
	2012	2011	2011
Accrued payroll and payroll taxes	$265,488	$252,592	$209,395
Accrued property tax	311,543	274,374	323,885
Other	16,381	25,092	20,445
	$593,412	$552,058	$553,725

Note 8 – NOTES PAYABLE

Notes payable consist of the following:
	June 30		December
	2012	2011	2011

Note payable to Private Bank in monthly installments of $42,222, plus variable interest rate, currently at 2.7963%, with a balloon payment of $5,066,667 due February 6, 2014. Collateralized by substantially all assets of the Company.	$5,618,889	$6,375,556	$5,914,445

Line of credit with Private Bank at variable interest rate, currently at 3.25%. The agreement has been extended with terms allowing borrowings up to $2.0 million, maturing on May 31, 2013. Collateralized by substantially all assets of the Company.	0	0	1,000,000

Line of credit with Morgan Stanley for borrowings up to $2.8 million at variable interest rate, currently at 3.00% due on demand. Collateralized by investments, cash and CD’s.	0	1,370,695	0

Notes payable to Ford Credit Corp. payable in monthly installments of $1,778.23 at 5.99%, due July 2015, secured by transportation equipment.	59,825	0	68,509

Note payable to Fletcher Jones of Chicago, Ltd LLC in monthly installments of $1,768.57 at 6.653%, due May 24, 2017, secured by transportation equipment.	90,159	103,586	97,598

Total notes payable	5,768,873	7,849,837	7,080,552
Less current maturities	540,478	1,892,042	1,540,716
Total long-term portion	$5,228,395	$5,957,795	$5,539,836

LIFEWAY FOODS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2012 and 2011 (Unaudited)
and for the Year Ended December 31, 2011

Note 8 – NOTES PAYABLE – Continued

In accordance with the Private Bank agreements referenced above, the Company is subject to minimum fixed charged ratio and tangible net worth thresholds. At June 30, 2012, the Company was in compliance with these covenants.

Maturities of notes payables are as follows:

For the Period Ended June 30,

2013	$540,478
2014	5,148,263
2015	38,416
2016	20,878
2017	20,838
Total	$5,768,873

Note 9 – COMMITMENTS AND CONTINGENCIES

The Company leases four stores for its Starfruit subsidiary. Total expense for these leases was approximately $106,708, $91,281 and $240,723 for six months ended June 30, 2012 and 2011, and for the year ended December 31, 2011, respectively. The Company is also responsible for additional rent equal to real estate taxes and other operating expenses. Future annual minimum base rental payments for the leases as of June 30, 2012 are approximately as follows:

2013	$187,051
2014	69,614
2015	44,799
2016	46,143
2017	47,527
Thereafter	73,791
Total	$468,925

Note 10 – PROVISION FOR INCOME TAXES

The provision for income taxes consists of the following:
	For the Six Months Ended
	June 30,
	2012	2011
Current:
Federal	$1,680,072	$1,173,349
State and local	625,759	656,067
Total current	2,305,831	1,829,416
Deferred	(480,311)	(156,040)
Provision for income taxes	$1,825,520	$1,673,376

LIFEWAY FOODS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2012 and 2011 (Unaudited)
and for the Year Ended December 31, 2011

Note 10 – PROVISION FOR INCOME TAXES - Continued

A reconciliation of the provision for income taxes and the income tax computed at the statutory rate is as follows:

	For the Six Months Ended June 30,
	2012		2011
	Amount	Percentage	Amount	Percentage
Federal income tax expense computed at the statutory rate	$1,689,676	34.0%	$1,313,994	34.0%
State and local tax expense, net	413,001	8.3%	367,146	9.5%
Permanent differences	(277,157)	(5.6)%	(73,711)	(1.9)%
Change in tax estimate	0	0.0%	65,947	1.7%
Provision for income taxes	$1,825,520	36.7%	$1,673,376	43.3%

Amounts for deferred tax assets and liabilities are as follows:

	June 30,		December 31,
	2012	2011	2011
Non-current deferred tax assets (liabilities) arising from:
Temporary differences -
Accumulated depreciation and amortization from purchase accounting adjustments	$(3,408,516)	$(3,601,105)	$(3,671,285)
Capital loss carry-forwards	167,690	271,568	167,690
Total non-current net deferred tax liabilities	(3,240,826)	(3,329,537)	(3,503,595)
Current deferred tax assets arising from:
Unrealized losses (gain) on investments	(21,407)	12,377	6,890
Impairment of investments	0	0	15,673
Inventory	242,200	250,297	220,408
Allowance for doubtful accounts and discounts	200,098	131,702	4,350
Allowance for promotions	0	0
Capital loss carry-back	91,369	0	91,369
Total current deferred tax assets	512,260	394,376	338,690
Net deferred tax liability	$(2,728,566)	$(2,935,161)	$(3,164,905)

Note 11 – SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for interest and income taxes are as follows:

	For the Six Months Ended June 30,
	2012	2011
Interest	$108,594	$131,172
Income taxes	$625,055	$669,334

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

As of December 31, 2011 and at June 30, 2012 and 2011, there were no stock options outstanding or exercisable. There were approximately 940,000 shares available for issuance under the Plan at June 30, 2012.

LIFEWAY FOODS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2012 and 2011 (Unaudited)
and for the Year Ended December 31, 2011

Note 13 – FAIR VALUE MEASUREMENTS

Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 820, Fair Value Measurements and Disclosures, provides the framework for measuring fair value.  That framework provides a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value.  The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurement) and the lowest priority to unobservable inputs (level 3 measurements).  The three levels of the fair value hierarchy under FASB ASC 820 are described as follows:

Level 1.  Inputs to the valuation methodology are unadjusted quoted prices for identical assets or liabilities in active markets that the Company has the ability to access.

Level 2.  Inputs to the valuation methodology include the following:
•	Quoted prices for similar assets or liabilities in active markets;
•	Quoted prices for identical or similar assets or liabilities in inactive markets;
•	Inputs other than quoted prices that are observable for the asset or liability;
•	Inputs that are derived principally from or corroborated by observable market data by correlation or other means.

If the asset or liability has a specified (contractual) term, the level 2 input must be observable for substantially the full term of the asset or liability.

Level 3.  Inputs to the valuation methodology are unobservable and significant to the fair value measurement.

The asset or liability's fair value measurement level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement.  Valuation techniques used need to maximize the use of observable inputs and minimize the use of unobservable inputs.

Following is a description of the valuation methodologies used for assets measured at fair value.  There have been no changes in the methodologies used as of June 30, 2012 and 2010.

The majority of the Company’s short-term investments are classified within Level 1 or Level 2 of the fair value hierarchy. The Company’s valuation of its Level 1 investments, which include money market funds and U.S. Treasuries, is based on quoted market prices in active markets for identical securities. The Company’s valuation of its Level 2 investments, which include certificates of deposits, is based on other observable inputs, specifically a valuation model which utilized vendor pricing for similar securities.

The preceding methods described may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values.  Furthermore, although the Company believes the valuation methods are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different fair value measurement at the reporting date.

The following table sets forth by level, within the fair value hierarchy, the Plan’s assets at fair value as of June 30, 2012 and 2011.  Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement:

LIFEWAY FOODS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2012 and 2011 (Unaudited)
and for the Year Ended December 31, 2011

	Assets at Fair Value as of June 30, 2012
	Level 1	Level 2	Level 3	Total
Cash held at brokerage firms	$267,727	$0	$0	$267,727
Money-market	264,380	0	0	264,380
Mutual funds:
Growth	6,849	0	0	6,849
Equity Income	51,974	0	0	51,974
Bond	12,582	0	0	12,581
Certificate of Deposits	0	280,621	0	280,621
Stocks	700,835	0	0	700,835
Options related to stocks	(6,760)	0	0	(6,760)
Corporate Bonds	0	1,101,754	0	1,101,754

Total investment assets at fair value	$1,297,587	$1,382,375	$0	$2,679,961

	Assets at Fair Value as of June 30, 2011
	Level 1	Level 2	Level 3	Total

Cash held at brokerage firms	$669,277	$0	$0	$669,277
Mutual funds:
Growth and Income	45,345	0	0	45,345
Equity Income	16,971	0	0	16,971
Bond	53,271	0	0	53,271
Certificate of Deposits	0	233,400	0	233,400
Stocks	377,006	0	0	377,006
Options related to stocks	(277)	0	0	(277)
Corporate Bonds	0	679,878	0	679,878

Total investment assets at fair value	$1,161,593	$913,278	$0	$2,074,871

The Company’s financial assets and liabilities also include cash, accounts receivable, other receivables, accounts payable, and notes payable, for which carrying value approximates fair value.  All such assets are valued using level 2 inputs.

Note 14 – RECENT ACCOUNTING PRONOUNCEMENTS

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

In May 2011, the FASB issued ASU No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS.”  This pronouncement was issued to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and International Financial Reporting Standards (“IFRS”). ASU 2011-04 changes certain fair value measurement principles and enhances the disclosure requirements particularly for level 3 fair value measurements.  ASU 2011-04 became effective for the Company on January 1, 2012.  The adoption of ASU 2011-04 did not have any impact on the Company’s financial position results of operations or liquidity.

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

Comparison of Quarter Ended June 30, 2012 to Quarter Ended June 30, 2011

Results of Operations

Total consolidated Gross sales increased by $2,800,955 (approximately 14%) to $22,713,958 during the three-month period ended June 30, 2012 from $19,913,003 during the same three-month period in 2011.  This increase is primarily attributable to increased sales and awareness of the Company’s flagship line, Kefir, as well as ProBugs® Organic Kefir for kids and BioKefir™.  In addition, Lifeway’s Frozen Kefir line, which was launched in April 2011, contributed approximately $800,000 to sales during the second quarter of 2012.

Total consolidated Net sales increased by $2,355,462 (approximately 13%) to $20,553,380 during the three-month period ended June 30, 2012 from $18,197,918 during the same three-month period in 2011.  Net sales are recorded as gross sales less promotional activities such as slotting fees paid, couponing, spoilage and promotional allowances as well as early payment terms given to customers.

Total cost of goods sold as a percentage of net sales, excluding depreciation expense, were approximately 59% during the second quarter of 2012, compared to approximately 68% during the same period in 2011. The decrease was primarily attributable to a 20% decrease in the cost of conventional milk, the Company’s largest raw material, partially offset by a 5% increase in the cost of organic milk as compared to the same period last year.

Total operating expenses increased $110,433 (approximately 2.3%) to $4,910,679  during the second quarter of 2012, from $4,800,246 during the same period in 2011. This increase was primarily attributable to increased general and administrative expenses, partially offset by a decrease in selling and amortization expenses.

Income from operations increased by $2,426,538 (approximately 34%) to $3,126,752 during the second quarter of 2012, from $700,214 during the same period in 2011.

Provision for income taxes was $1,065,607, or a 34% effective tax rate for the second quarter of 2012 compared to an income tax expense of $380,659, or a 59% effective tax rate during the same period in 2011.  Income taxes are discussed in Note 10 of the Notes to Consolidated Financial Statements.

Net income was $2,049,128, or $0.13 per diluted share for the three-month period ended June 30, 2012 compared to $265,542, or $0.02 per share in the same period in 2011.

Comparison of Six-Month Period Ended June 30, 2012 to Quarter Ended June 30, 2011

Total consolidated Gross sales increased by $5,299,590 (approximately 14%) to $44,259,859 during the six-month period ended June 30, 2012 from $38,960,269 during the same six-month period in 2011.  This increase is primarily attributable to increased sales and awareness of the Company’s flagship line, Kefir, as well as ProBugs® Organic Kefir for kids and BioKefir™.  In addition, Lifeway Frozen Kefir line, which was launched in April 2011, contributed to approximately $1.5 million to sales during the six-month period ended June 30, 2012.

Total consolidated Net sales increased by $4,448,757 (approximately 13%) to $39,950,578 during the six-month period ended June 30, 2012 from $35,501,821 during the same six-month period in 2011.  Net sales are recorded as gross sales less promotional activities such as slotting fees paid, couponing, spoilage and promotional allowances as well as early payment terms given to customers.

Total cost of goods sold as a percentage of net sales, excluding depreciation expense, were approximately 61% during the six-month period ended June 30, 2012 compared to 61% during the six-month period ended June 30, 2011. The cost of milk, the Company’s largest raw material, was similar during the six-month period ended June 30, 2012 when compared to the same period in 2011.

Total operating expenses as a percentage of net sales were approximately 25% during the six-month period ended June 30, 2012 compared to approximately 26% during the same period in 2011.  Selling related expenses increased by $78,358 (approximately 2%) to $5,326,515 during the six-month period ended June 30, 2012, from $5,248,157 during the same period in 2011.

Income from operations increased by $1,033,447 (approximately 26%) to $4,999,283 during the six-month period ended June 30, 2012, from $3,965,836 during the same period in 2011.

Provision for income taxes was $1,825,520, or a 37% effective tax rate, for the six-month period ended June 30, 2012 compared with $1,673,376, or, a 43% tax rate, during the same period in 2011.  Income taxes are discussed in Note 10 of the Notes to Consolidated Financial Statements.

Net income was $3,144,116, or $0.19 per share, for the six-month period ended June 30, 2012 compared to $2,191,313 or $0.13 per share in the same period in 2011.

Liquidity and Capital Resources

Sources and Uses of Cash

Net cash provided by operating activities was $4,127,928 during the six-months ended June 30, 2012 compared to $848,370 during the same period in 2011.  This increase is primarily attributable to the increase in net income of $952,803.

Net cash used in investing activities was $563,870 during the six-months ended June 30, 2012 compared to $847,307 during the same period in 2011.  This decrease is primarily attributable to the decrease in purchases of property and equipment of $268,822.

Net cash from financing activities used was $2,678,883 during the six-months ended June 30, 2011.  The decrease resulted primarily from the repurchase of treasury stock, repayment of notes payable and a dividend of $0.07 per share paid in the second quarter of 2012.

The Company had a net increase in cash and cash equivalents of $885,175 during the six-month period ended June 30, 2012 compared to a net loss of $1,831,416 during the same period in 2011.  The Company had cash and cash equivalents of $2,000,325 as of June 30, 2012 compared to $1,398,523 as of June 30, 2011.

Assets and Liabilities

Total assets were $53,759,666 as of June 30, 2012, which is an increase of $870,317 when compared to June 30, 2011.  This is primarily due to an increase in cash and cash equivalents of $601,802 of June 30, 2012 when compared to June 30, 2011.

Total current liabilities were $8,254,853 as of June 30, 2012, which is a decrease of $451,614 when compared to June 30, 2011. This is primarily due to a $1,351,564 decrease in current maturities of notes payable.

Notes payable decreased by $729,400 as of June 30, 2012 when compared to June 30, 2011.  The balance of the notes payable as of June 30, 2012 was $5,228,395.

Total stockholder’s equity was $37,035,592 as of June 30, 2012, which is an increase of $2,140,042 when compared to June 30, 2011.  This is primarily due to an increase in retained earnings of $2,661,907 when compared to June 30, 2011.

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

ITEM 4.    CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

No changes in our internal control over financial reporting, as that term is defined in Exchange Act Rule 13(a)-15 required by the Exchange Act, occurred during the fiscal quarter ended June 30, 2012, has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS.

Lifeway is not party to any material pending legal proceedings.  Lifeway is from time to time engaged in litigation matters arising in the ordinary course of business none of which presently is expected to have a material adverse effect on its business results or operations.

ITEM 1A.    RISK FACTORS.

Not applicable.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

PURCHASES OF THE COMPANY’S SECURITIES

Period	(a) Total Numbers of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs

April 1 to April 30, 2012	9,000	$8.69	9,000	181,600
May 1 to May 31, 2012	7,700	$9.00	7,700	173,900
June 1 to June 30, 2012	1,500	$9.97	1,500	172,400
Total	18,200	$8.93	18,200	172,400

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

ITEM 4.    MINE SAFETY DISCLOSURE.

Not applicable.

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

LIFEWAY FOODS, INC.
(Registrant)

Date: August 14, 2012	By:	/s/ Julie Smolyansky
Julie Smolyansky
Chief Executive Officer, President and Director

Date: August 14, 2012	By:	/s/ Edward P. Smolyansky
Edward P. Smolyansky
Chief Financial and Accounting Officer and Treasurer

EXHIBIT INDEX

Exhibit Number	Description of Document

31.1	Officer’s Certificate Pursuant to 15 U.S.C. 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Officer’s Certificate Pursuant to 15 U.S.C. 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data Files.