Form 10-Q
period 2012-09-30
LIFEWAY FOODS INC
filed 2012-11-14
CIK 814586

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  September 30, 2012

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

As of November 8, 2012, the issuer had 16,359,017 shares of common stock, no par value, outstanding.

LIFEWAY FOODS, INC.
CONTENTS TO FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

LIFEWAY FOODS, INC. AND SUBSIDIARIES
Consolidated Statements of Financial Condition
September 30, 2012 and 2011 (Unaudited) and December 31, 2011

	(Unaudited)
	September 30,			December 31,
	2012		2011	2011
ASSETS

Current assets
Cash and cash equivalents		$2,379,565	$860,683	$1,115,150
Investments		2,032,598	1,814,344	1,695,044
Certificates of deposits in financial institutions		450,000	300,000	300,000
Inventories		5,569,887	5,779,926	4,954,475
Accounts receivable, net of allowance for doubtful
accounts and discounts		10,002,065	9,362,672	7,950,276
Prepaid expenses and other current assets		45,350	86,402	79,630
Other receivables		3,946	14,833	224,204
Deferred income taxes		315,887	458,001	338,690
Refundable income taxes		84,828	0	41,316
Total current assets		20,884,126	18,676,861	16,698,785

Property and equipment, net		14,754,312	15,380,717	15,198,822

Intangible assets
Goodwill and other non-amortizable brand assets		14,068,091	14,068,091	14,068,091
Other intangible assets, net of accumulated amortization of $3,662,477 and $2,891,981 at September 30, 2012 and 2011 and 3,087,940 at December 31, 2011, respectively		4,643,523	5,414,019	5,218,060
Total intangible assets		18,711,614	19,482,110	19,286,151

Other Assets
Long-term accounts receivable net of current portion		162,522	0	289,550
Total assets		$54,512,574	$53,539,688	$51,473,308

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Checks written in excess of bank balances	$	---	$870,987	$592,040
Current maturities of notes payable		580,781	1,923,436	1,540,716
Accounts payable		5,118,902	4,529,757	4,386,239
Accrued expenses		894,092	857,862	553,725
Accrued income taxes		1,341,652	351,107	0
Total current liabilities		7,935,427	8,533,149	7,072,720

Notes payable		5,096,675	5,882,691	5,539,836

Deferred income taxes		3,112,529	3,313,092	3,503,595
Total liabilities		16,144,631	17,728,932	16,116,151

Stockholders' equity
Common stock, no par value; 20,000,000 shares authorized; 17,273,776 shares issued; 16,359,017 shares outstanding at September 30, 2012; 17,273,776 shares issued; 16,425,809 shares outstanding at September 30, 2011; 17,273,776 shares issued; 16,409,317 shares outstanding at December 31, 2011		6,509,267	6,509,267	6,509,267
Paid-in-capital		2,032,516	2,032,516	2,032,516
Treasury stock, at cost		(8,077,239)	(7,447,975)	(7,606,974)
Retained earnings		37,831,275	34,797,229	34,431,296
Accumulated other comprehensive income (loss), net of taxes		72,124	(80,281)	(8,948)
Total stockholders' equity		38,367,943	35,810,756	35,357,157

Total liabilities and stockholders' equity		$54,512,574	$53,539,688	$51,473,308

See accompanying notes to financial statements.

LIFEWAY FOODS, INC. AND SUBSIDIARIES
Consolidated Statements of Income and Comprehensive Income
For the Three and Nine Months Ended September 30, 2012 and 2011 (unaudited)

	(Unaudited)				(Unaudited)
	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2012		2011		2012		2011

Sales	$22,617,132		$19,423,533		$66,876,986		$58,383,802
Less: discounts and allowances	(1,997,399)		(1,721,929)		(6,306,675)		(5,180,377)
Net sales	20,619,733	20,619,733	17,701,604	17,701,604	60,570,311	60,570,311	53,203,425	53,203,425
Cost of goods sold		12,738,310		10,958,115		37,079,491		32,883,760
Depreciation expense		407,567		396,732		1,219,721		1,163,939
Total cost of goods sold		13,145,877		11,354,847		38,299,212		34,047,699
Gross profit		7,473,856		6,346,757		22,271,099		19,155,726
Selling expenses		2,974,294		2,661,983		8,300,810		7,545,239
General and administrative		2,225,224		1,921,111		6,319,259		5,489,072
Amortization expense		197,129		195,958		574,538		587,874
Total operating expenses		5,396,647		4,779,052		15,194,607		13,622,185
Income from operations		2,077,209		1,567,705		7,076,492		5,533,541
Other income (expense):
Interest and dividend income		16,270		14,465		52,321		49,152
Rental income		4,270		4,546		10,284		5,196
Interest expense		(41,897)		(61,074)		(136,000)		(195,502)
Gain (loss) on sale of investments, net		4,024		(33,477)		26,415		(35,533)
Loss on disposition of assets		0		(20,135)		0		(20,135)
Total other income (expense)		(17,333)		(95,675)		(46,980)		(196,822)
Income before provision for
income taxes		2,059,876		1,472,030		7,029,512		5,336,719
Provision for income taxes		657,697		441,989		2,483,216		2,115,365
Net income		$1,402,179		$1,030,041		$4,546,296		$3,221,354
Basic and diluted earnings
per common share		.09		0.06		0.28		0.20
Weighted average number of
shares outstanding		16,366,974		16,428,005		16,380,793		16,450,973

COMPREHENSIVE INCOME

Net income		$1,402,179		$1,030,041		$4,546,296		$3,221,354

Other comprehensive income
(loss), net of tax:
Unrealized gains (losses) on
investments (net of tax)		62,266		(83,118)		95,996		(57,263)
Less reclassification adjustment for (gains)
losses included in
net income (net of taxes)		(2,274)		18,914		(14,924)		20,076
Comprehensive income		$1,462,171		$965,837		$4,627,368		$3,184,167

See accompanying notes to financial statements.

LIFEWAY FOODS, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders’ Equity
For the Nine Months Ended September 30, 2012 and 2011 (Unaudited)
and for the Year Ended December 31, 2011

	Common Stock, No Par Value							Accumulated
	20,000,000 Shares		# of Shares					Other
	Authorized		of					Comprehensive
	# of Shares	# of Shares	Treasury	Common	Paid In	Treasury	Retained	Income (Loss),
	Issued	Outstanding	Stock	Stock	Capital	Stock	Earnings	Net of Tax	Total

Balances at December 31, 2010	17,273,776	16,536,657	737,119	$6,509,267	$2,032,516	$(6,425,546)	$31,575,875	$(43,094)	$33,649,018

Redemption of stock	0	(127,340)	127,340	0	0	(1,181,428)	0	0	(1,181,428)
Issuance of treasury stock for compensation	0			0			0	0	0
Other comprehensive income (loss):
Unrealized gains on securities, net of taxes	0	0	0	0	0	0	0	34,146	34,146
Net income for the year ended
December 31, 2011	0	0	0	0	0	0	2,855,421	0	2,855,421
Balances at December 31, 2011	17,273,776	16,409,317	864,459	$6,509,267	$2,032,516	$(7,606,974)	$34,431,296	$(8,948)	$35,357,157

Balances at January 1, 2011	17,273,776	16,536,657	737,119	$6,509,267	$2,032,516	$(6,425,546)	$31,575,875	$(43,094)	$33,649,018

Redemption of stock	0	(110,848)	110,848	0	0	(1,022,429)	0	0	(1,022,429)
Other comprehensive income (loss):
Unrealized gains on securities, net of taxes	0	0	0	0	0	0	0	(37,187)	(37,187)
Net income for the nine months
ended September 30, 2011	0	0	0	0	0	0	3,221,354	0	3,221,354
Balances at September 30, 2011	17,273,776	16,425,809	847,967	$6,509,267	$2,032,516	$(7,447,975)	$34,797,229	$(80,281)	$35,810,756

Balances at January 1, 2012	17,273,776	16,409,317	864,459	$6,509,267	$2,032,516	$(7,606,974)	$34,431,296	$(8,948)	$35,357,157

Redemption of stock	0	(50,300)	50,300	0	0	(470,265)	0	0	(470,265)
Other comprehensive income (loss):
Unrealized gains on securities, net of taxes	0	0	0	0	0	0	0	81,072	81,072
Net income for the nine months
ended September 30, 2012	0	0	0	0	0	0	4,546,296	0	4,546,296
Dividends ($.07) per share	0	0	0	0	0	0	(1,146,317)	0	(1,146,317)
Balances at September 30, 2012	17,273,776	16,359,017	914,759	$6,509,267	$2,032,516	$(8,077,239)	$37,831,275	$72,124	$38,367,943

See accompanying notes to financial statements.

LIFEWAY FOODS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2012 and 2011 (Unaudited)

	(Unaudited)
	September 30
	2012	2011

Cash flows from operating activities:
Net income	$4,546,296	$3,221,354
Adjustments to reconcile net income to net
cash flows from operating activities, net of acquisition:
Depreciation and amortization	1,794,259	1,751,813
Loss (gain) on sale of investments, net	(26,415)	35,533
Loss on disposition of equipment	0	20,135
Deferred income taxes	(458,424)	(186,677)
Bad Debt Expense	332,301	80,000
(Increase) decrease in operating assets:
Accounts receivable	(2,106,020)	(2,649,396)
Other receivables	220,258	89,847
Inventories	(615,412)	(1,794,552)
Refundable income taxes	(43,512)	906,748
Prepaid expenses and other current assets	34,280	71,913
Increase (decrease) in operating liabilities:
Accounts payable	732,663	346,276
Accrued expenses	340,367	348,403
Income taxes payable	1,341,652	351,107
Net cash provided by operating activities	6,092,293	2,592,504

Cash flows from investing activities:
Purchases of investments	(1,092,976)	(1,806,564)
Proceeds from sale of investments	802,026	990,397
Investments in certificates of deposits	(150,000)	(50,000)
Purchases of property and equipment	(775,210)	(1,241,388)
Net cash (used in) provided by investing activities	(1,216,160)	(2,107,555)

Cash flows from financing activities:
Proceeds of note payable	0	1,000,000
Checks written in excess of bank balances	(592,040)	(470,223)
Purchases of treasury stock	(470,265)	(1,022,429)
Dividends paid	(1,146,317)	0
Repayment of notes payable	(1,403,096)	(2,361,553)
Net cash used in financing activities	$(3,611,718)	(2,854,205)

Net (decrease) increase in cash and cash equivalents	1,264,415	(2,369,256)

Cash and cash equivalents at the beginning of the period	1,115,150	3,229,939

Cash and cash equivalents at the end of the period	$2,379,565	$860,683

See accompanying notes to financial statements.

LIFEWAY FOODS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Nine Months Ended September 30, 2012 and 2011
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

Use of estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates made in preparing the consolidated financial statements include the allowance for doubtful accounts, the valuation of investment securities, the valuation of goodwill, intangible assets, and deferred taxes.

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

Customer Concentration
Sales are predominately to companies in the retail food industry, located within the United States of America. Two major customers accounted for approximately 31 percent and 29 percent of gross sales for the nine months ended September, 2012 and 2011, respectively. These customers accounted for approximately 30 percent, 27 percent and 20 percent of accounts receivable as of September 30, 2012, September 30, 2011 and December 31, 2011, respectively.

LIFEWAY FOODS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Nine Months Ended September 30, 2012 and 2011
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
For the Nine Months Ended September 30, 2012 and 2011
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

The Company has analyzed filing positions in all of the federal and state jurisdictions where it is required to file income tax returns, as well as all open tax years in these jurisdictions. The only periods subject to examination for the Company’s federal returns are the 2010 and 2011 tax years. The Company believes that its income tax filing positions and deductions would be sustained on audit and does not anticipate any adjustments that would result in a material change to its financial position. Therefore, no reserves for uncertain income tax positions have been recorded.

LIFEWAY FOODS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Nine Months Ended September 30, 2012 and 2011
and for the Year Ended December 31, 2011

Note 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – Continued

Treasury stock
Treasury stock is recorded using the cost method.

Advertising and promotional costs
The Company expenses advertising costs as incurred. For the nine months ended September 30, 2012 and 2011 total advertising expenses were $1,977,611 and $2,702,782 respectively.

Earnings per common share
Earnings per common share were computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. For the nine months ended September 30, 2012 and 2011, diluted and basic earnings per share were the same, as the effect of dilutive securities options outstanding was not significant.

Reclassification
Certain amounts in the 2011 quarter and 9 month financial statements have been reclassified to conform with the current quarter presentation which have no effect on net income or stockholder's equity.

Note 3 – INTANGIBLE ASSETS

Intangible assets, and the related accumulated amortization, consist of the following:

	September 30, 2012		September 30, 2011		December 31, 2011
	Cost	Accumulated Amortization	Cost	Accumulated Amortization	Cost	Accumulated Amortization
Recipes	$43,600	$43,600	$43,600	$43,600	$43,600	$43,600
Customer lists and other customer related intangibles	4,504,200	1,914,395	4,504,200	1,419,834	4,504,200	1,546,671
Lease acquisition	87,200	87,200	87,200	85,368	87,200	87,200
Customer relationship	985,000	506,180	985,000	424,116	985,000	444,618
Trade names	2,248,000	841,002	2,248,000	692,763	2,248,000	728,601
Formula	438,000	270,100	438,000	226,300	438,000	237,250
	$8,306,000	$3,662,477	$8,306,000	$2,891,981	$8,306,000	$3,087,940

Amortization expense is expected to be approximately the following for the 12 months ending September 30:

2013	$714,000
2014	711,000
2015	711,000
2016	704,000
2017	668,000
Thereafter	1,136,000
$4,644,000

Amortization expense during the nine months ended September 30, 2012 and 2011 was $574,538 and $587,874, respectively.

LIFEWAY FOODS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Nine Months Ended September 30, 2012 and 2011
and for the Year Ended December 31, 2011

Note 4 – INVESTMENTS

The cost and fair value of investments classified as available for sale are as follows:

September 30, 2012	Cost	Unrealized Gains	Unrealized Losses		Fair Value

Equities	$698,444	$128,530	$	(11,971)	$815,003
Corporate Bonds	1,178,762	41,825		(2,991)	1,217,596
Total	$1,877,206	$170,355	$	(14,962)	$2,032,599

September 30, 2011	Cost	Unrealized Gains	Unrealized Losses		Fair Value

Equities	$681,162	$6,386	$	(88,910)	$598,638
Mutual Funds	3,588	40		(794)	2,834
Preferred Securities	114,452	0		(18,154)	96,298
Corporate Bonds	556,141	0		(40,011)	516,130
Government Agency Obligations	601,092	0		(648)	600,444
Total	$1,956,435	$6,426	$	(148,517)	$1,814,344

December 31, 2011	Cost	Unrealized Gains	Unrealized Losses		Fair Value

Equities	$682,569	$55,244	$	(23,211)	$714,602
Mutual Funds	64,563	3,275		(713)	67,125
Preferred Securities	64,452	0		(17,702)	46,750
Corporate Bonds	899,298	1,019		(33,750)	866,567
Total	$1,710,882	$59,538	$	(75,376)	$1,695,044

Proceeds from the sale of investments were $802,026 and $990,397 for the nine months ended September 30, 2012 and 2011, respectively.

Gross gains of $43,367 and $27,291 and gross losses of $16,952 and $62,824 were realized on these sales during the nine months ended September 30, 2012 and 2011 respectively.

LIFEWAY FOODS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Nine Months Ended September 30, 2012 and 2011
and for the Year Ended December 31, 2011

Note 4 – INVESTMENTS - Continued

The following table shows the gross unrealized losses and fair value of the Company's investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2012 and 2011 December 31, 2011:

	Less Than 12 Months			12 Months or Greater			Total
September 30, 2012	Fair Value	Unrealized Losses		Fair Value	Unrealized Losses		Fair Value	Unrealized Losses

Equities	$19,437	$	(10,998)	$22,669	$	(973)	$42,106	$	(11,971)
Corporate Bonds	81,472		(490)	149,626		(2,501)	231,098		(2,991)
	$100,909	$	(11,488)	$172,295	$	(3,474)	$273,204	$	(14,962)

	Less Than 12 Months			12 Months or Greater			Total
September 30, 2011	Fair Value	Unrealized Losses		Fair Value	Unrealized Losses		Fair Value	Unrealized Losses

Equities	$386,005	$	(52,770)	$33,294	$	(36,140)	$419,299	$	(88,910)
Mutual Funds	238		(41)	2,432		(753)	2,670		(794)
Preferred Securities	0		0	96,298		(18,154)	96,298		(18,154)
Corporate Bonds	380,326		(26,810)	135,805		(13,201)	516,131		(40,011)
Government Agency Obligations	600,444		(648)	0		0	600,444		(648)
	$1,367,013	$	(80,269)	$267,829	$	(68,248)	$1,634,842	$	(148,517)

	Less Than 12 Months			12 Months or Greater			Total
December 31, 2011	Fair Value	Unrealized Losses		Fair Value	Unrealized Losses		Fair Value	Unrealized Losses

Equities	$176,966	$	(23,211)	$0		$0	$176,966	$	(23,211)
Mutual Funds	0		0	10,585		(713)	10,585		(713)
Preferred Securities	0		0	46,750		(17,702)	46,750		(17,702)
Corporate Bonds	626,292		(24,000)	90,250		(9,750)	716,542		(33,750)
	$803,258	$	(47,211)	$147,585	$	(28,165)	$950,843	$	(75,376)

Equities, Mutual Funds, Preferred Securities, and Corporate Bonds - The Company's investments in equity securities, mutual funds, preferred securities, and corporate bonds consist of investments in common stock, preferred stock and debt securities of companies in various industries. As of September 30, 2012, there were two equity securities and four corporate bond securities that had unrealized losses. The Company evaluated the near-term prospects of the issuer in relation to the severity and duration of the impairment. Based on that evaluation and the Company's ability and intent to hold these investments for a reasonable period of time sufficient for a forecasted recovery of fair value, the Company did not consider any material investments to be other-than-temporarily impaired at September 30, 2012.

LIFEWAY FOODS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Nine Months Ended September 30, 2012 and 2011
and for the Year Ended December 31, 2011

Note 5 – INVENTORIES

Inventories consist of the following:

	September 30,		December 31,
	2012	2011	2011
Finished goods	$2,162,292	$1,325,523	$1,976,050
Production supplies	2,188,111	2,163,203	2,042,611
Raw materials	1,219,484	2,291,200	935,814
Total inventories	$5,569,887	$5,779,926	$4,954,475

Note 6 – PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	September 30,		December 31
	2012	2011	2011
Land	$1,178,160	$1,178,160	$1,178,160
Buildings and improvements	11,713,436	11,555,313	11,633,077
Machinery and equipment	15,099,413	14,374,318	14,697,024
Vehicles	1,379,591	1,289,307	1,334,628
Office equipment	413,113	377,309	383,099
Construction in process	234,895	261,865	17,410
	30,018,608	29,036,272	29,243,398
Less accumulated depreciation	15,264,296	13,655,555	14,044,576
Total property and equipment	$14,754,312	$15,380,717	$15,198,822

Depreciation expense during the nine months ended September 30, 2012 and 2011 was $1,219,721 and $1,163,939, respectively.

Note 7 – ACCRUED EXPENSES

Accrued expenses consist of the following:

	September 30,		December 31,
	2012	2011	2011
Accrued payroll and payroll taxes	$493,872	$460,676	$209,395
Accrued property tax	226,930	374,903	323,885
Other	173,290	22,283	20,445
	$894,092	$857,862	$553,725

LIFEWAY FOODS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Nine Months Ended September 30, 2012 and 2011
and for the Year Ended December 31, 2011

 Note 8 – NOTES PAYABLE

Notes payable consist of the following:

	September 30,		December 31
	2012	2011	2011

Note payable to Private Bank in monthly installments of $42,222, plus variable interest rate, currently at 2.7963%, with a balloon payment of $5,066,667 due February 6, 2014. Collateralized by substantially all assets of the Company.	$5,534,445	$6,248,889	$5,914,445

Line of credit with Private Bank at variable interest rate, currently at 3.25%. The agreement has been extended with terms allowing borrowings up to $2.0 million, maturing on May 31, 2012. Collateralized by substantially all assets of the Company.	0	0	1,000,000

Line of credit with Morgan Stanley for borrowings up to $2.8 million at variable interest rate, currently at 3.00% due on demand. Collateralized by investments, cash and CD’s.	0	1,384,468	0

Notes payable to Ford Credit Corp. payable in monthly installments of $1,778.23 at 5.99%, due July 2015, secured by transportation equipment.	55,382	72,753	68,509

Note payable to Fletcher Jones of Chicago, Ltd LLC in monthly installments of $1,768.57 at 6.653%, due May 24, 2017, secured by transportation equipment.	87,629	100,017	97,598
Total notes payable	5,677,456	7,806,127	7,080,552
Less current maturities	580,781	1,923,436	1,540,716
Total long-term portion	$5,096,675	$5,882,691	$5,539,836

In accordance with the Private Bank agreements referenced above, the Company is subject to minimum fixed charged ratio and tangible net worth thresholds. At September 30, 2012, the Company was in compliance with these covenants.

Maturities of notes payables are as follows:

For the Period Ended September 30,

2013	$583,154
2014	5,022,083
2015	35,368
2016	19,324
2017	17,527
Total	$5,677,456

LIFEWAY FOODS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Nine Months Ended September 30, 2012 and 2011
and for the Year Ended December 31, 2011

Note 9 – COMMITMENTS AND CONTINGENCIES

The Company leases four stores for its Starfruit subsidiary. Total expense for these leases was approximately $191,915, $182,491 and $240,723 for nine months ended September 30, 2012 and 2011, and for the year ended December 31, 2011, respectively. The Company is also responsible for additional rent equal to real estate taxes and other operating expenses. Future annual minimum base rental payments for the leases as of September 30, 2012 are approximately as follows:

2013	$152,811
2014	43,818
2015	45,130
2016	46,484
2017	47,878
Thereafter	61,733
Total	$397,854

Note 10 – PROVISION FOR INCOME TAXES

The provision for income taxes consists of the following:

	For the Nine Months Ended
	September 30,
	2012	2011
Current:
Federal	$2,318,292	$1,422,579
State and local	623,348	879,463
Total current	2,941,640	2,302,042
Deferred	(458,424)	(186,677)
Provision for income taxes	$2,483,216	$2,115,365

A reconciliation of the provision for income taxes and the income tax computed at the statutory rate is as follows:

	For the Nine Months Ended
	September 30,
	2012		2011
	Amount	Percentage	Amount	Percentage
Federal income tax expense computed at the statutory rate	$2,390,034	34.0%	$1,814,484	34.0%
State and local tax expense, net	667,804	9.5%	506,988	9.5%
U.S. domestic manufacturers’ discount & other permanent differences	(368,403)	(5.2%)	(146,938)	(2.8%)
Change in tax estimate	(206,219)	(2.9%)	(59,169)	(1.1%)
Provision for income taxes	$2,483,216	35.4%	$2,115,365	39.6%

LIFEWAY FOODS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Nine Months Ended September 30, 2012 and 2011
and for the Year Ended December 31, 2011

Note 10 – PROVISION FOR INCOME TAXES - Continued

Amounts for deferred tax assets and liabilities are as follows:

	September 30,				December 31,
	2012		2011		2011
Non-current deferred tax assets (liabilities) arising from: Temporary differences -
Accumulated depreciation and amortization
from purchase accounting adjustments	$	(3,279,737)	$	(3,584,660)	$	(3,671,285)
Capital loss carry-forwards		167,208		271,568		167,690
Total non-current net deferred tax liabilities		(3,112,529)		(3,313,092)		(3,503,595)
Current deferred tax assets arising from:
Unrealized losses (gain) on investments		(67,596)		61,810		6,890
Impairment of investments		0		0		15,673
Inventory		248,633		257,963		220,408
Allowance for doubtful accounts and discounts		134,850		138,228		4,350
Capital loss carry-back		0		0		91,369
Total current deferred tax assets		315,887		458,001		338,690
Net deferred tax liability	$	(2,796,642)	$	(2,855,091)	$	(3,164,905)

Note 11 – SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for interest and income taxes are as follows:

	For the Nine Months Ended
	September 30,
	2012	2011
Interest	$136,540	$195,448
Income taxes	$1,643,619	$1,169,334

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

As of December 31, 2011 and at September 30, 2012 and 2011, there were no stock options outstanding or exercisable. There were approximately 940,000 shares available for issuance under the Plan at September 30, 2012.

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

LIFEWAY FOODS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Nine Months Ended September 30, 2012 and 2011
and for the Year Ended December 31, 2011

Note 13 – FAIR VALUE MEASUREMENTS - Continued

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

Following is a description of the valuation methodologies used for assets measured at fair value.  There have been no changes in the methodologies used as of September 30, 2012 and 2011.

The majority of the Company’s short-term investments are classified within Level 1 or Level 2 of the fair value hierarchy. The Company’s valuation of its Level 1 investments, which include mutual funds, is based on quoted market prices in active markets for identical securities. The Company’s valuation of its Level 2 investments, which include certificates of deposits, is based on other observable inputs, specifically a valuation model which utilized vendor pricing for similar securities.

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

LIFEWAY FOODS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Nine Months Ended September 30, 2012 and 2011
and for the Year Ended December 31, 2011

Note 13 – FAIR VALUE MEASUREMENTS – Continued

The following table sets forth by level, within the fair value hierarchy, the Company’s financial assets at fair value as of September 30, 2012 and 2011.  Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement:

	Assets and Liabilities at Fair Value as of September 30, 2012
	Level 1	Level 2	Level 3	Total
Cash	$2,379,565	$0	$0	$2,379,565
Money-market	59,282	0	0	59,282
Certificate of Deposits	0	438,062	0	438,062
Stocks	815,003	0	0	815,003
Corporate Bonds	0	1,217,596	0	1,217,596
Notes payable	0	5,677,456	0	5,677,456

	Assets and Liabilities at Fair Value as of September 30, 2011
	Level 1	Level 2	Level 3	Total

Cash	$860,683	$0	$0	$860,683
Money Market	55,610	0	0	55,610
Mutual Funds:
Equity Income	2,834	0	0	2,834
Certificate of Deposits	0	279,538	0	279,538
Stocks	598,638	0	0	598,638
Preferred Stock	96,298	0	0	96,298
Corporate Bonds	0	516,131	0	516,131
Government Securities	0	600,444	0	600,444
Notes payable	0	7,806,127	0	7,806,127

The Company’s financial assets and liabilities also include accounts receivable, other receivables, and accounts payable, for which carrying value approximates fair value.  All such assets are valued using level 2 inputs.

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

LIFEWAY FOODS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Nine Months Ended September 30, 2012 and 2011
and for the Year Ended December 31, 2011

Note 14 – RECENT ACCOUNTING PRONOUNCEMENTS - Continued

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

This report contains forward-looking statements within the meaning of the federal securities laws. These include statements about our expectations, beliefs, intentions or strategies for the future, which are indicated by words or phrases such as “believes,” “anticipates,” “expects,” “intends,” “plans,” “will,” “estimates,” and similar words. Forward-looking statements represent, as of the date of this report, our judgment relating to, among other things, future results of operations, growth plans, sales, capital requirements and general industry and business conditions applicable to us.  These forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties, assumptions and other factors, some of which are beyond the Company’s control that could cause actual results to differ materially from those expressed or implied by such forward-looking statements.

Results of Operations

Comparison of Quarter Ended September 30, 2012 to Quarter Ended September 30, 2011

Total consolidated gross sales increased by $3,193,599 (approximately 16%) to $22,617,132 during the three-month period ended September 30, 2012 from $19,423,533 during the same three-month period in 2011.  This increase is primarily attributable to increased sales and awareness of the Company’s flagship line, Kefir, as well as ProBugs® Organic Kefir for kids and BioKefir™.  In addition, Lifeway’s Frozen Kefir line, which was launched in April 2011, contributed approximately $700,000 to sales during the third quarter of 2012.

Total consolidated net sales increased by $2,918,129 (approximately 17%) to $20,619,733 during the three-month period ended September 30, 2012 from $17,701,604 during the same three-month period in 2011.  Net sales are recorded as gross sales less promotional activities such as slotting fees paid, couponing, spoilage and promotional allowances as well as early payment terms given to customers.

Gross profit for the third quarter of 2012 increased 18% to $7,473,856, compared to $6,346,757 million in the third quarter of the prior year.  The Company’s gross profit margin was 33% in the third quarter, which was approximately the same in the third quarter of 2011.  This was primarily attributable to a 20% decrease in the cost of conventional milk, the Company’s largest raw material, partially offset by a 10% increase in the cost of organic milk.

Cost of goods sold as a percentage of net sales, excluding depreciation expense, were approximately 62% during the third quarter of 2012, which was approximately the same during the same period in 2011. This was primarily attributable to a 20% decrease in the cost of conventional milk, the Company’s largest raw material, partially offset by a 10% increase in the cost of organic milk as compared to the same period last year.

Total operating expenses increased $617,595 (approximately 13%) to $5,396,647  during the third quarter of 2012, from $4,779,052 during the same period in 2011. This increase was primarily attributable to increased general and administrative expenses.

Total operating income increased by $509,504 (approximately 33%) to $2,077,209 during the third quarter of 2012, from $1,567,705 during the same period in 2011. This increase in operating income is related to the increase in gross profits.

Income tax expense was $657,697, or a 32% effective tax rate for the third quarter of 2012 compared to an income tax expense of $441,989, or a 30% effective tax rate during the same period in 2011.

Total net income was $1,402,179 or $0.09 per diluted share for the three-month period ended September 30, 2012 compared to $1,030,041 or $0.06 per diluted share in the same period in 2011.

Comparison of Nine-Months Ended September 30, 2012 to Nine-Months Ended September 30, 2011

Total consolidated gross sales increased by $8,493,184 (approximately 15%) to $66,876,986 during the nine-month period ended September 30, 2012 from $58,383,802 during the same nine-month period in 2011.  This increase is primarily attributable to increased sales and awareness of the Company’s flagship line, Kefir, as well as ProBugs® Organic Kefir for kids and BioKefir™.  In addition, Lifeway’s Frozen Kefir line, which was launched in April 2011, contributed approximately $1,900,000 to sales during the first nine months of 2012.

Total consolidated net sales increased by $7,366,886 (approximately 13.8%) to $60,570,311 during the nine-month period ended September 30, 2012 from $53,203,425 during the same three-month period in 2011.  Net sales are recorded as gross sales less promotional activities such as slotting fees paid, couponing, spoilage and promotional allowances as well as early payment terms given to customers.

Gross profit for the nine-month period ended September 30, 2012 increased 16% to $22,271,099, compared to $19,155,726 million in the first nine months of the prior year.  The Company’s gross profit margin was approximately 36% in the nine-months ended September 30, 2012, which was approximately the same in the same period of 2011.  This was primarily attributable to a 20% decrease in the cost of conventional milk, the Company’s largest raw material, partially offset by a 10% increase in the cost of organic milk.

Cost of goods sold as a percentage of net sales, excluding depreciation expense, were approximately 62% during the first nine months of 2012, which was approximately 63% during the same period in 2011. This was primarily attributable to a 20% decrease in the cost of conventional milk, the Company’s largest raw material, partially offset by a 10% increase in the cost of organic milk as compared to the same period last year.

Total operating expenses increased $1,572,422 (approximately 12%) to $15,194,607 during the nine-months ended September 30, 2012, from $13,622,185 during the same period in 2011. This increase was primarily attributable to increased general and administrative expenses.

Total operating income increased by $1,542,951 (approximately 28%) to $7,076,492 during the nine-months ended September 30, 2012, from $5,533,541 during the same period in 2011. This increase in operating income is related to the increase in gross profits.

Income tax expense was $2,483,216, or a 35% effective tax rate for the nine-months ended September 30, 2012 compared to an income tax expense of $2,115,365, or a 40% effective tax rate during the same period in 2011.

Total net income was $4,546,296 or $0.28 per diluted share for the nine-month period ended September 30, 2012 compared to $3,221,354 or $0.20 per diluted share in the same period in 2011.

Liquidity and Capital Resources

Sources and Uses of Cash

Net cash provided by operating activities was $6,092,293 during the nine~~-~~months ended September 30, 2012 compared to $2,592,504 during the same period in 2011.  This increase is primarily attributable to the increase in net income of $1,324,942. The increase reflects the Company’s improvement in operating efficiencies.

Net cash used in investing activities was $1,216,160 during the nine~~-~~months ended September 30, 2012 compared to net cash used in operating activities of $2,107,555 during the same period in 2011.  This decrease is primarily attributable to the decrease in purchases of investments of $713,588.

The Company had a net increase in cash and cash equivalents of $1,518,882 during the nine month period ended September 30, 2012 compared to the same period in 2011.  The Company had cash and cash equivalents of $2,379,565 as of September 30, 2012 compared to cash and cash equivalents of $860,683 as of September 30, 2011.

Assets and Liabilities

Total assets were $54,512,574 as of September 30, 2012, which is an increase of $972,886 when compared to September 30, 2011.  This is primarily due to an increase in cash and cash equivalents of $1,518,882 as of September 30, 2012 when compared to September 30, 2011.

Total current liabilities were $7,935,427 as of September 30, 2012, which is a decrease of $597,722 when compared to September 30, 2011. This is primarily due to a $1,342,655 decrease in current maturities of notes payable.

Notes payable decreased by $786,016 as of September 30, 2012, when compared to September 30, 2011.  The balance of the notes payable as of September 30, 2012 was $5,096,675.

Total stockholder’s equity was $38,367,943 as of September 30, 2012, which is an increase of $2,557,187 when compared to September 30, 2011.  This is primarily due to an increase in retained earnings of $3,034,046 when compared to September 30, 2011.

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

Changes in Internal Control Over Financial Reporting

No changes in our internal control over financial reporting, as that term is defined in Exchange Act Rule 13(a)-15 required by the Exchange Act, occurred during the fiscal quarter ended September 30, 2012, has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS.

Lifeway is not party to any material pending legal proceedings. Lifeway is from time to time engaged in litigation matters arising in the ordinary course of business none of which presently is expected to have a material adverse effect on its business results or operations.

ITEM 1A. RISK FACTORS.

Not applicable.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

PURCHASES OF THE COMPANY’S SECURITIES

Period	(a) Total Numbers of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs

July 1 to July 31, 2012	1,000	$10.57	1,000	171,400
August 1 to August 31, 2012	8,700	$9.84	8,700	162,700
September 1 to September 30, 2012	3,500	$9.60	3,500	159,200
Total	13,200	$10.00	13,200	159,200

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

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.    MINE SAFETY DISCLOSURE.

Not applicable.

ITEM 5.    OTHER INFORMATION.

None.

ITEM 6.    EXHIBITS.

Exhibit Number	Description of Document

31.1	Officer’s Certificate Pursuant to 15 U.S.C. 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Officer’s Certificate Pursuant to 15 U.S.C. 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Press Release dated November 14, 2012.

101	Interactive Data Files.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIFEWAY FOODS, INC.
(Registrant)

Date: November 14, 2012	By:	/s/ Julie Smolyansky
Julie Smolyansky
Chief Executive Officer, President and Director

Date: November 14, 2012	By:	/s/ Edward P. Smolyansky
Edward P. Smolyansky
Chief Financial and Accounting Officer and Treasurer

EXHIBIT INDEX

Exhibit Number	Description of Document

31.1	Officer’s Certificate Pursuant to 15 U.S.C. 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Officer’s Certificate Pursuant to 15 U.S.C. 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Press Release dated November 14, 2012.

101	Interactive Data Files.