Form 10-K
period 2012-12-31
LIFEWAY FOODS INC
filed 2013-04-01
CIK 814586

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the stock was last sold as of June 29, 2012 ($10.37 per share as quoted on the Nasdaq Global Market) was $51,043,898.

As of March 9, 2013, 16,346,017 shares of the registrant’s common stock, no par value, were outstanding.

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

PART I

ITEM 1. BUSINESS.

BUSINESS DEVELOPMENT

Lifeway Foods, Inc. (the “Company” or “Lifeway”), an Illinois corporation, commenced operations in February 1986, and was incorporated under the laws of the State of Illinois on May 19, 1986. The Company’s principal business activity is the manufacturing of probiotic, cultured, functional dairy and non-dairy health food products. Lifeway’s primary products are kefir, a drinkable dairy beverage similar to but distinct from yogurt, in several flavors sold under the name “Lifeway Kefir” and “Helios Nutrition Organic Kefir”; a line of yogurts sold under the “Lassi” brand; and “BasicsPlus,” a dairy based immune-supporting dietary supplement beverage. In addition to the drinkable products, Lifeway manufactures “Lifeway Farmer Cheese,” a line of various farmer cheeses, a line of gourmet cream cheeses, and “Sweet Kiss,” a fruit sugar-flavored spreadable cheese similar in consistency to cream cheese. The Company also manufactures and markets a vegetable-based seasoning under the “Golden Zesta” brand. Lifeway manufactures all of its products at Company-owned facilities and distributes its products throughout the United States. In the Chicago metropolitan area, Lifeway distributes its products on its own trucks and via one distributor. The Company directly distributes its products in the Philadelphia and Tri State metropolitan areas using its own trucks.

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

PROBUGS. “ProBugs” is a kefir product that contains ten live and active kefir cultures. Aimed at children ages 2-9, ProBugscomes in three flavors, “Sublime Slime Lime®,” “Orange Creamy Crawler®” and “Goo-Berry Pie®” and is packaged in no spill spout pouches designed as cartoon bug characters Peter, Polly and Penelope ProBug®.

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

KEFIR STARTER. “Kefir Starter” is a powdered form of kefir that is sold in envelope packets and allows a consumer to make his or her own drinkable kefir at home by adding milk. Lifeway continues to develop sales of this product via the internet.

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

DISTRIBUTION

With its seventeen Company-owned trucks, Lifeway distributes its products directly and extensively in the State of Illinois, primarily in the Chicago metropolitan area. Lifeway also directly distributes its products in the Philadelphia and Tri State metropolitan area.

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

In addition to local radio stations, newspapers and magazines, Lifeway promotes further exposure of its products through the internet (via our website, social media and blogs), catalog advertising and promotion, store demonstrations throughout the United States, and participation in various trade shows. Lifeway also sponsors several different sporting events in the Chicago metropolitan area as an additional marketing tool.

COMPETITION

Although Lifeway faces a small amount of direct competition for kefir products, Lifeway’s kefir-based products compete with all other yogurt and other dairy products. Many producers of yogurt and other dairy products are well-established and have significantly greater financial resources than Lifeway to promote their products.

In connection with the certain Stockholders’ Agreement, as amended, between Lifeway, Danone Foods, Inc. and other parties, as well as certain other transactions between the two foregoing companies described elsewhere in this report, the parties agreed that they would not compete with each other during the term of the Stockholders’ Agreement with respect to certain yogurt, cheese and kefir products. The term of the non-compete obligation expired on December 31, 2010. The remaining provisions of the Stockholders’ Agreement are in full force and effect.

SUPPLIERS

Lifeway purchases its raw materials, such as milk, sugar and fruit from unaffiliated suppliers, and is not limited or contractually bound to any supplier. Lifeway has ready access to multiple suppliers for all of its raw materials and packaging requirements. Prior to making any purchase, Lifeway determines which supplier can offer the lowest price for the highest quality of product. The raw and packaging materials purchased by Lifeway are considered commodity items and are widely available on the open market with the exception of one ingredient in BasicsPlus which we are not currently manufacturing. Lifeway owns and operates the means of production of all of its products.

MAJOR CUSTOMERS

Lifeway distributes its products to numerous accounts throughout the United States. Concentrations of credit with regard to trade accounts receivable and sales are limited due to the fact that Lifeway’s customers are spread across different geographic areas. However, customers are concentrated in the retail food industry, for example, Trader Joe’s and United Natural Foods. In 2012, two customers represented approximately 31% of sales and reflected sales in various regions of the United States outside the Chicago metropolitan area.

TRANSACTIONS WITH GROUPE DANONE SA

All share amounts and prices in this subsection are historical and have not been adjusted for the stock splits which occurred in the first quarter of 2004 and the second quarter of 2006. On October 1, 1999, Lifeway and certain members of the Smolyansky family sold shares of restricted common stock to Danone at $10.00 per share. Later in 1999, Danone purchased additional shares of common stock from certain individuals, including shares purchased in transactions with certain Company affiliates, including Lifeway’s founder Michael Smolyansky, Val Nikolenko, Vice President of Production and Pol Sikar, a director, and his affiliates. As a result of these transactions, Danone became the beneficial owner of approximately 20% of the outstanding common stock of Lifeway. Pursuant to the terms and conditions of the transaction, Lifeway granted certain limited rights to Danone, which include a right to nominate one director, anti-dilutive rights relating to future offerings and limited registration rights. In addition, as described above, Lifeway and Danone are parties to a Stockholders’ Agreement dated October 1, 1999, as amended through extensions of certain provisions pursuant to which the parties agreed, among other things, that they would not compete with each other with respect to certain kefir products. The terms of the non-compete obligation expired on December 31, 2010. The Stockholders’ Agreement also provides that Danone may not own more than 20% of the outstanding common stock of Lifeway as a result of direct or indirect acquisition of shares during the standstill period, which expired on December 31, 2010. Danone’s interest as of December 31, 2012 was approximately 21.1% due to reductions in Lifeway’s shares outstanding, primarily due to share repurchases by Lifeway. The remaining provisions of the Stockholders’ Agreement are in full force and effect.

PATENTS, TRADEMARKS, LICENSES, ROYALTY AGREEMENTS

All trademark registrations have been granted by the United States Patent and Trademark Office (“USPTO”), unless otherwise noted below. Each trademark registration may be renewed upon expiration. Lifeway intends to make all timely filings as required for all trademarks listed.

Mark/Reg. No.	Goods/Services	Date of Registration	Expiration of Registration	Comments
ProBug Design 1, Reg. No. 3266378	dairy-based beverages; dairy- based food beverages; kefir; soy- based food beverage used as milk substitute	July 17, 2007	July 17, 2017
Registration is renewable at the time of expiration provided mandatory documents are filed with the USPTO between the fifth and sixth anniversaries of the registration date or the six-month grace period following the sixth anniversary date.

ProBug Design 2, Reg. No. 3263130	dairy-based beverages; dairy- based food beverages; kefir; soy- based food beverage used as milk substitute	July 10, 2007	July 10, 2017
Registration is renewable at the time of expiration provided mandatory documents are filed with the USPTO between the fifth and sixth anniversaries of the registration date or the six-month grace period following the sixth anniversary date.

Penelope ProBug Design, Reg. No. 3408792	dairy-based beverages; dairy- based food beverages; kefir; soy- based food beverage used as milk substitute	April 8, 2008	April 8, 2018
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

CHANGING THE WORLD, ONE MOUTHFUL AT A TIME. (Stylized), Reg. No. 3541999	fruit juices	December 2, 2008	December 2, 2018
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

GOO-BERRY PIE, Reg. No. 3405134	dairy-based beverages; dairy- based food beverages; kefir; soy-based food beverages used as a milk substitute	April 1, 2008	April 1, 2018
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

KOROVKA, Reg. No. 2504027	dairy-based spread	November 6, 2001	November 6, 2021	Registration was timely renewed on November 6, 2011. Registration is renewable for ten year periods or during the six-month grace period following the registration expiration date.

KPECTBRHCKNN (a Stylized presentation of “krestyanskiy” in Cyrillic characters-means “peasant”), Reg. No. 2187363	cheeses, cottage cheeses and other milk products excluding ice cream, ice milk and frozen yogurt	September 8, 1998	September 8, 2018	Registration was timely renewed on August 23, 2008. Registration is renewable for ten year periods or during the six-month grace period following the registration expiration date.
KWASHENKA, Reg. No. 2135974	kefir, yogurt, cheeses, cottage cheeses and other milk products, excluding ice cream, ice milk and frozen yogurt	February 10, 1998	February 10, 2018	Registration was timely renewed on May 23, 2008. Registration is renewable for ten year periods or during the six-month grace period following the registration expiration date.
LA FRUTA, Reg. No. 2937061	cultured milk products, excluding ice cream, ice milk and frozen yogurt	March 29, 2005	March 29, 2015
An Affidavit of Continued Use was timely filed between the fifth and sixth anniversaries of the registration date. Registration is renewable between the ninth and tenth anniversaries of the registration date or the six-month grace period following the registration expiration date.

LIFEWAY, Reg. No. 1571136	cheese and kefir	December 12, 1989	December 12, 2019	Registration was timely renewed on December 12, 2009. Registration is renewable for ten year periods or during the six-month grace period following the registration expiration date.
ORANGE CREAMY CRAWLER, Reg. No. 3263128	dairy-based beverages; dairy- based food beverages; kefir; soy- based food beverage used as milk substitute	July 10, 2007	July 10, 2017
An Affidavit of Continued Use was timely filed between the fifth and sixth anniversaries of the registration date. Registration is renewable between the ninth and tenth anniversaries of the registration date or the six-month grace period following the registration expiration date.

PHYTOBOOST, Reg. No. 3982487	dairy-based beverages; dairy- based food beverages; kefir; soy-based food beverage used as a milk substitute	June 21, 2011	June 21, 2021
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

PRIDE OF MAIN STREET, MN Reg. No. 12947	dairy product	November 9, 1987	November 9, 2017	Only for the State of Minnesota, not in US – Registration was renewed in 2007. Registration is renewable for ten years.
PRO2O, Reg. No. 4226923	dairy-based beverages; dairy-based food beverages; kefir; soy-based food beverage used as a milk substitute beverages, namely, water and fruit and vegetable juices and fruit juices flavored with tea	October 16, 2012	October 16, 2022
Registration is renewable at the time of expiration provided mandatory documents are filed with the USPTO between the fifth and sixth anniversaries of the registration date or the six-month grace period following the sixth anniversary date.

PROBUGS, Reg. No. 3263129	dairy-based beverages; dairy- based food beverages; kefir; soy- based food beverage used as milk substitute	July 10, 2007	July 10, 2017
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

SUBLIME SLIME LIME, Reg. No. 3263134	dairy-based beverages; dairy- based food beverages; kefir; soy- based food beverage used as milk substitute	July 10, 2007	July 10, 2017
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

The terms of the Lifeway sublicense provide that Metagenics will permit Lifeway to continue to have the exclusive patent rights to produce or sell kefir-based products containing natural immune components in the event the original license between GalaGen and Metagenics is terminated, and such termination was not caused by Lifeway. On February 25, 2002, GalaGen filed a petition for bankruptcy in the United States Bankruptcy Court, District of Minnesota, which terminated both its primary license with Metagenics and its participation in the Lifeway sublicense. The license and sublicense were excluded from the sale of assets of GalaGen pursuant to an order of the Bankruptcy Court. Lifeway has not received any indication that Metagenics will not permit Lifeway to continue to have the exclusive patent rights to produce or sell kefir-based products containing natural immune components. Thus, Lifeway believes that it continues to have the exclusive patent rights licensed directly from Metagenics. Either party may terminate the license agreement for cause. The term of the license agreement expires when the last valid claim of the patent rights expires, which currently is July 2, 2013. The licensed patent protected an ingredient in BasicPlus which Lifeway no longer produces. However, going forward, Lifeway may resume production of BasicPlus without constraint of the expiring patent.

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

Lifeway conducts primarily all of its research internally, but at times will employ the services of an outside testing facility. During 2011 and 2012, the amount Lifeway expended for research and new product development was not material to the financial position of Lifeway and no amount was customer supported.

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

In June 2005, the Company purchased a 100,000 square foot distribution and warehousing facility that is equipped with 40,000 square feet of refrigeration. The facility, located at 6101 Gross Point Road in Niles, Illinois, approximately 50,000 square foot building, less than a mile away. The additional space at the Company’s main plant is being used to expand production capacity for the Company’s kefir and other probiotic products. Lifeway is the only occupant of this property and presently holds fee simple title subject to a mortgage which secures the property as collateral for the Loans discussed above. The value of this property may be subject to real estate market forces that typically affect industrial real estate in the area immediately surrounding the property.

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

On February 6, 2009, in connection with the Company’s acquisition of Fresh Made, Inc., Lifeway also acquired 1.135 acres of land in Philadelphia. This facility is used to store raw materials and finished goods.  Lifeway is the only occupant of this property and presently holds fee simple title subject to a negative mortgage pledge as part of the collateral package for the Loans discussed above. The value of this property may be subject to real estate market forces that typically affect industrial real estate in the area immediately surrounding the property.

For financial statement and tax purposes, Lifeway depreciates its buildings and improvements on a straight line basis over 31 and 39 years.

Management believes that Lifeway has adequate insurance coverage for all it properties.

ITEM 3. LEGAL PROCEEDINGS.

Lifeway is not party to any material pending legal proceedings. Lifeway is from time to time engaged in litigation matters arising in the ordinary course of business none of which presently is expected to have a material adverse effect on its business results or operations.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

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

The high and low sales prices for Lifeway’s Common Stock for the quarterly periods within the two most recent fiscal years, as reported by The Nasdaq Global Market, is set forth in the following table:

	Low Bid	High Bid
First Qtr. 2011	$ 8.42	$10.48
Second Qtr. 2011	$ 9.03	$11.24
Third Qtr. 2011	$ 9.45	$11.90
Fourth Qtr. 2011	$ 8.80	$11.20
First Qtr. 2012	$ 8.81	$ 9.91
Second Qtr. 2012	$ 8.03	$10.40
Third Qtr. 2012	$ 9.10	$11.10
Fourth Qtr. 2012	$ 7.90	$ 9.88

As of March 9, 2013, there were approximately 90 holders of record of Lifeway’s Common Stock. The Company has no information regarding beneficial owners whose shares are held in street name.

DIVIDENDS

Lifeway declared a cash dividend of $0.07 per share during the fiscal year ended December 31, 2012 and no dividends in the year ended December 31, 2011.  We intend to pay regular annual distributions to our common shareholders, the amount of which may change from time to time.  Future distributions will be declared and paid at the discretion of our Board of Directors, and will depend upon cash generated by operating activities, our financial condition, capital requirements, and such other factors as our Board of Directors deem relevant.

SALES OF UNREGISTERED SECURITIES

None.

PURCHASES OF THE COMPANY’S SECURITIES

Period	(a) Total Numbers of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
October 1 to October 31, 2012	0	$0	0	159,200
November 1 to November 30, 2012	11,000	$8.45	11,000	148,200
December 1 to December 31, 2012	2,000	$8.22	2,000	146,200
Total	13,000	$8.34	13,000	146,200

* On January 20, 2011, the Company approved a share repurchase program for up to 250,000 shares with a plan expiration date of one year from the date of the first purchase. On February 6, 2012, the Company approved a new share repurchase program for up to 200,000 shares with a plan expiration date of one year from the date of the first purchase. Lifeway repurchased 63,300 shares of the Company’s securities in 2012 pursuant to these programs at a total cost of $580,708. As of the date of this filing these plans were both expired. A new share repurchase program has not been approved for 2013.

EQUITY COMPENSATION PLAN INFORMATION

See Part III, Item 12, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, of this Annual Report on Form 10-K for information regarding securities authorized for issuance under our equity compensation plans.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Comparison of Quarter Ended December 31, 2012 to Quarter Ended December 31, 2011

The following analysis should be read in conjunction with the audited financial statements of the Company and related notes included elsewhere in this annual report and the financial statements and Management’s Discussion and Analysis contained in our quarterly reports on Form 10-Q, for the fiscal quarters ended March 31, 2012, June 30, 2012, and September 30, 2012.

On March 29, 2013, management concluded that the consolidated statements of income for the year to date periods of March 31, 2012 and 2011, June 30, 2012 and 2011, and September 30, 2012 and 2011, should be restated.  This restatement is a result of changing classification of various expenses from operating activities to cost of goods sold.  This change did not cause any changes in net income for any of the periods presented.  See Note 2 and Note 14 in the financial statements for further information.

Results of Operations

Total consolidated gross sales increased by $4,137,824 (approximately 22%) to $22,877,021 during the three-month period ended December 31, 2012 from $18,739,197 during the same three-month period in 2011. This increase is primarily attributable to increased sales and awareness of the Company’s flagship line, Kefir, as well as ProBugs® Organic Kefir for kids and BioKefir™.

Total consolidated net sales increased by $4,013,970 (approximately 24%) to $20,780,954 during the three-month period ended December 31, 2012 from $16,766,984 during the same three-month period in 2011. Net sales are recorded as gross sales less promotional activities such as slotting fees paid, couponing, spoilage and promotional allowances as well as early payment terms given to customers. The total allowance for promotions and discounts during the three-month period ended December 31, 2012 was $2,096,067 or 10% of gross sales, compared to the total allowance for promotions and discounts during the three-month period ended December 31, 2011 of $1,972,213 or 10.5% of gross sales.

Cost of goods sold as a percentage of net sales, excluding depreciation expense, were approximately 65% during the fourth quarter of 2012, compared to approximately 76% during the same period in 2011. The decrease was primarily attributable a lower costs of transportation and other petroleum-based production supplies, and by the decreased cost of conventional and organic milk, the Company’s largest raw material.  The total cost of milk was approximately 5% lower during the fourth quarter 2012 when compared to the same period in 2011.

Operating expenses as a percentage of net sales were approximately 24% during the fourth quarter of 2012, compared to approximately 25% during the same period in 2011.   This was primarily attributable to an increase in selling expenses, which increased by $636,234 (approximately 25%) to $3,205,897 during the fourth quarter of 2012, from $2,569,663 during the same period in 2011.

The company reported income from operations of $1,768,219 during the fourth quarter of 2012, an increase of $2,225,269 from a loss of $457,050 during the same period in 2011.

Provision for income tax was $721,860, or a 40% effective rate for the fourth quarter of 2012 compared to a benefit of $137,528 during the same period in 2011.

Total net income was $1,073,502 or $0.07 per diluted share for the three-month period ended December 31, 2012 compared to a net loss of $365,933 or a loss of $0.02 per diluted share in the same period in 2011.

Comparison of Year Ended December 31, 2012 to Year Ended December 31, 2011

The consolidated statement of income for the year ended December 31, 2011 has been restated due to reclassification of approximately $1.285 million of various expenses from operating activities to cost of goods sold.  There was no change in net income from what was previously presented.  See Note 2 and Note 14 in the financial statements for further information.

Total consolidated gross sales increased by $12,631,008 (approximately 16%) to $89,754,007 during the twelve- month period ended December 31, 2012 from $77,122,999 during the same twelve-month period in 2011.  This increase is primarily attributable to increased sales and awareness of the Company’s flagship line, Kefir, as well as ProBugs® Organic Kefir for kids and BioKefir™.

Total consolidated net sales increased by $11,380,856 (approximately 16%) to $81,351,265 during the twelve-month period ended December 31, 2012 from $69,970,409 during the same twelve-month period in 2011.  Net sales are recorded as gross sales less promotional activities such as slotting fees paid, couponing, spoilage and promotional allowances as well as early payment terms given to customers.

Cost of goods sold as a percentage of net sales, excluding depreciation expense, were approximately 64% during the twelve-month period ended December 31, 2012, compared to approximately 67% during the same period in 2011. The decrease was primarily attributable to the cost of conventional and organic milk, the Company’s largest raw material.  The total cost of milk was approximately 5% lower during the twelve-month period ended December 31, 2012 when compared to the same period in 2011.

Operating expenses as a percentage of net sales were approximately 23% during the twelve-month period ended December 31, 2012 compared to approximately 23% during the same period in 2011.  Selling expenses increased by $1,391,805 (approximately 14%) to $11,506,707 during the twelve-month period ended December 31, 2012 when compared to the same period in 2011.

Total operating income increased by $3,768,216 (approximately 74%) to $8,844,707 during the twelve-month period ended December 31, 2012, from $5,076,491 during the same period in 2011.

Provision for income taxes was $3,205,076 or a 36% effective tax rate, for the twelve-month period ended December 31, 2012 compared with $1,977,837 or a 41% effective tax rate, during the same period in 2011.  The decline in the effective tax rate is primarily the result of changes in permanent differences such as the manufacturers' deductions, and changes in prior year estimates reflected in the current period. Income taxes are discussed in Note 10 of the Notes to Consolidated Financial Statements.

Total net income was $5,619,798  or $0.34 per share for the twelve-month period ended December 31, 2012 compared to $2,855,421 or $0.17 per share in the same period in 2011.

Liquidity and Capital Resources

Sources and Uses of Cash

Net cash provided by operating activities was $6,627,684 during the twelve-months ended December 31, 2012 compared to net cash provided by operating activities of $4,042,021 the same period in 2011.  This increase is primarily attributable to the increase in net income of $2,764,377 in 2012.

Net cash used in investing activities was $1,555,914 during the twelve months ended December 31, 2012 compared to net cash used in investing activities of $2,112,657 in the same period in 2011. This decrease is primarily due to a decrease in purchases of investments of 981,668 compared to 2011.

The Company had a net increase of cash and cash equivalents of $1,171,076 during the twelve-month period ended December 31, 2012 compared to a net decrease in cash and cash equivalents of $2,114,789 during the same period in 2011.  The Company had cash and cash equivalents of $2,286,226 as of December 31, 2012 compared to cash and cash equivalents of $1,115,150 as of December 31, 2011.

Assets and Liabilities

Total assets were $53,506,626 as of December 31, 2012, which is an increase of $2,033,318 when compared to December 31, 2011. This is primarily due to cash and cash equivalents of $2,286,226 as of December 31, 2012, which is an increase of of $1,171,076, when compared to December 31, 2011.

Total current liabilities were $6,209,694 as of December 31, 2012, which is a decrease of $863,026 when compared to December 31, 2011. This is primarily due to a $997,735 decrease in current maturities of notes payable.

Notes payable decreased by $583,891 as of December 31, 2012, when compared to December 31, 2011.  The balance of the notes payable as of December 31, 2012 was $4,955,945.

Total stockholder’s equity was $39,312,469 as of December 31, 2012, which is an increase of $3,955,312  when compared to December 31, 2011.  This is primarily due the increase in retained earnings of $4,473,481 when compared to December 31, 2011.

We previously held significant portions of our assets in investment securities. All of our marketable securities are classified as available-for-sale on our balance sheet.  All of these securities are stated thereon at market value as of the end of the applicable period. Gains and losses on the portfolio are determined by the specific identification method.

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

DECEMBER 31, 2012 and 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders of

LIFEWAY FOODS, INC. AND SUBSIDIARIES

We have audited the accompanying consolidated balance sheets of LIFEWAY FOODS, INC. AND SUBSIDIARIES (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of income and comprehensive income, changes in stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of LIFEWAY FOODS, INC. AND SUBSIDIARIES as of December 31, 2012 and 2011, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

/s/ Plante & Moran, PLLC
Chicago, IL
April 1, 2013

LIFEWAY FOODS, INC. AND SUBSIDIARIES
Consolidated Statements of Financial Condition
December 31, 2012 and 2011

	December 31,
	2012	2011
ASSETS

Current assets
Cash and cash equivalents	$2,286,226	$1,115,150
Investments	1,869,888	1,695,044
Certificates of deposits in financial institutions	450,000	300,000
Inventories	5,939,186	4,954,475
Accounts receivable, net of allowance for doubtful
accounts and discounts	8,723,737	7,950,276
Prepaid expenses and other current assets	97,138	79,630
Other receivables	8,825	224,204
Deferred income taxes	234,687	338,690
Refundable income taxes	84,828	41,316
Total current assets	$19,694,515	16,698,785

Property and equipment, net	14,986,776	15,198,822

Intangible assets
Goodwill and other non-amortizable brand assets	14,068,091	14,068,091
Other intangible assets, net of accumulated amortization of
$3,842,756 and 3,087,940 at December 31, 2012 and 2011,
respectively	4,463,242	5,218,060
Total intangible assets	18,531,333	19,286,151

Other Assets
Long-term accounts receivable net of current portion	294,000	289,550
Total assets	$53,506,624	$51,473,308

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Checks written in excess of bank balances	$0	$592,040
Current maturities of notes payable	542,981	1,540,716
Accounts payable	4,256,725	4,386,239
Accrued expenses	1,155,677	553,725
Accrued income taxes	254,311	0
Total current liabilities	6,209,694	7,072,720

Notes payable	4,955,945	5,539,836

Deferred income taxes	3,028,518	3,503,595
Total liabilities	14,194,157	16,116,151

Stockholders' equity
Common stock, no par value; 20,000,000 shares authorized;
17,273,776 shares issued; 16,346,017 shares outstanding at
December 31, 2012; 17,273,776 shares issued; 16,409,317 shares
outstanding at December 31, 2011	6,509,267	6,509,267
Paid-in-capital	2,032,516	2,032,516
Treasury stock, at cost	(8,187,682)	(7,606,974)
Retained earnings	38,904,777	34,431,296
Accumulated other comprehensive income (loss), net of taxes	53,591	(8,948)
Total stockholders' equity	39,312,469	35,357,157

Total liabilities and stockholders' equity	$53,506,626	$51,473,308

LIFEWAY FOODS, INC. AND SUBSIDIARIES
Consolidated Statements of Income and Comprehensive Income
For the Years Ended December 31, 2012 and 2011

	Years Ended
	December 31,
	2012		2011

Sales	$89,754,007		$77,122,999
Less: discounts and allowances	(8,402,742)		(7,152,590)
Net sales	81,351,265	81,351,265	69,970,409	69,970,409
Cost of goods sold		52,295,464		47,151,776
Depreciation expense		1,629,594		1,552,961
Total cost of goods sold		53,925,058		48,704,737
Gross profit		27,426,207		21,265,672
Selling expenses		11,506,707		10,114,902
General and administrative		6,319,972		5,290,446
Amortization expense		754,817		783,833
Total operating expenses		18,581,496		16,189,181

Income from operations		8,844,711		5,076,491

Other income (expense):
Interest and dividend income		85,383		70,611
Rental income		12,285		7,150
Interest expense		(177,622)		(247,342)
Impairment of Investment		0		(36,032)
Gain (loss) on sale of investments, net		71,286		(29,256)
Other Expense		(11,169)		(8,364)
Total other income (expense)		(19,837)		(243,233)

Income before provision for
income taxes		8,824,874		4,833,258

Provision for income taxes		3,205,076		1,977,837
Net income		$5,619,798		$2,855,421
Basic and diluted earnings
per common share		.34		0.17
Weighted average number of
shares outstanding		16,373,224		16,442,948

COMPREHENSIVE INCOME

Net income		5,619,798		$2,855,421

Other comprehensive income
(loss), net of tax:
Unrealized gains on
investments (net of tax)		102,816		17,616
Less reclassification adjustment for (gains)
losses included in
net income (net of taxes)		(40,277)		16,530
Comprehensive income		$5,682,337		$2,889,567

LIFEWAY FOODS, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders’ Equity
For the Years Ended December 31, 2012 and 2011

	Common Stock, No Par Value 20,000,000 Shares		# of Shares					Accumulated Other
	Authorized		of					Comprehensive
	# of Shares	# of Shares	Treasury	Common	Paid In	Treasury	Retained	Income (Loss),
	Issued	Outstanding	Stock	Stock	Capital	Stock	Earnings	Net of Tax	Total

Balances at December 31, 2010	17,273,776	16,536,657	737,119	$6,509,267	$2,032,516	$(6,425,546)	$31,575,875	$(43,094)	$33,649,018

Redemption of stock	0	(127,340)	127,340	0	0	(1,181,428)	0	0	(1,181,428)
Issuance of treasury stock for compensation	0	0	0	0	0	0	0	0	0
Other comprehensive income (loss):
Unrealized gains on securities, net of taxes	0	0	0	0	0	0	0	34,146	34,146
Net income for the year ended
December 31, 2011	0	0	0	0	0	0	2,855,421	0	2,855,421
Balances at December 31, 2011	17,273,776	16,409,317	864,459	$6,509,267	$2,032,516	$(7,606,974)	$34,431,296	$(8,948)	$35,357,157

Redemption of stock	0	(63,300)	63,300	0	0	(580,708)	0	0	(580,708)
Other comprehensive income (loss):
Unrealized gains on securities, net of taxes	0	0	0	0	0	0	0	62,539	62,539
Net income for the year ended
December 31, 2012	0	0	0	0	0	0	5,619,798	0	5,619,798
Dividends ($.07) per share	0	0	0	0	0	0	(1,146,317)	0	(1,146,317)
Balances at December 31, 2012	17,273,776	16,346,017	927,759	$6,509,267	$2,032,516	$(8,187,682)	$38,904,777	$53,591	$39,312,469

LIFEWAY FOODS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2012 and 2011

	December 31,
	2012	2011

Cash flows from operating activities:
Net income	$5,619,798	$2,855,421
Adjustments to reconcile net income to net
cash flows from operating activities:
Depreciation and amortization	2,384,411	2,336,794
Loss (gain) on sale of investments, net	(71,286)	29,256
Loss on disposition of equipment	11,169	20,135
Impairment of Investment	0	36,032
Deferred income taxes	(434,896)	68,217
Bad Debt Expense	435,344	48,240
(Increase) decrease in operating assets:
Accounts receivable	(1,213,253)	(1,494,790)
Other receivables	215,379	(119,524)
Inventories	(984,711)	(969,101)
Refundable income taxes	(43,512)	865,432
Prepaid expenses and other current assets	(17,508)	78,685
Increase (decrease) in operating liabilities:
Accounts payable	(129,514)	202,758
Accrued expenses	601,952	84,466
Income taxes payable	254,311	0
Net cash provided by operating activities	6,627,684	4,042,021

Cash flows from investing activities:
Purchases of investments	(1,452,672)	(2,434,340)
Proceeds from sale of investments	1,475,730	1,810,816
Investments in certificates of deposits	(150,255)	(50,000)
Purchases of property and equipment	(1,428,717)	(1,439,133)
Net cash used in investing activities	(1,555,914)	(2,112,657)

Cash flows from financing activities:
Proceeds of note payable	250,000	2,000,000
Checks written in excess of bank balances	(592,040)	(749,170)
Purchases of treasury stock	(580,708)	(1,181,428)
Dividends paid	(1,146,317)	—
Repayment of notes payable	(1,831,626)	(4,113,555)
Net cash used in financing activities	(3,900,691)	(4,044,153)

Net (decrease) increase in cash and cash equivalents	1,171,079	(2,114,789)

Cash and cash equivalents at the beginning of the period	1,115,150	3,229,939

Cash and cash equivalents at the end of the period	$2,286,226	$1,115,150

LIFEWAY FOODS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2012 and 2011

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

Customer Concentration
Sales are predominately to companies in the retail food industry, located within the United States of America. Two major customers accounted for approximately 31% percent and 29% percent of gross sales for the years ended December 31, 2012 and 2011, respectively. These customers accounted for approximately 30% percent and 20% percent of accounts receivable as of December 31, 2012 and December 31, 2011, respectively.

LIFEWAY FOODS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2012 and 2011

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
For the Years Ended December 31, 2012 and 2011

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
For the Years Ended December 31, 2012 and 2011

Note 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – Continued

Treasury stock
Treasury stock is recorded using the cost method.

Advertising and promotional costs
The Company expenses advertising costs as incurred. For the years ended December 31, 2012 and 2011 total advertising expenses were $2,679,798 and $3,156,096, respectively.

Earnings per common share
Earnings per common share were computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. For the years ended December 31, 2012 and 2011, diluted and basic earnings per share were the same, as the effect of dilutive securities options outstanding was not significant.

Correction of Prior Year Amounts
Management has revised the consolidated statement of income and comprehensive income for the year ended December 31, 2011 to correct an immaterial error. During 2011, amounts related to production of inventory were not presented as part of cost of goods sold at December 31, 2011 and were erroneously included as general and administrative operating expenses in our previously issued financial statements. This revision resulted in a $1.285 million increase in cost of goods sold and a corresponding decrease in the general and administrative operating expenses.

Additionally, Management has restated the unaudited statements of income and comprehensive income for interim periods during the years ended December 31, 2012 and 2011 for similar errors in our presentation of cost of goods sold and general and administrative operating expenses. (see Note 14).

There was no impact on previously reported net income, consolidated balance sheets or consolidated statements of cash flows.

Note 3 – INTANGIBLE ASSETS

Intangible assets, and the related accumulated amortization, consist of the following:

	December 31, 2012		December 31, 2011
	Cost	Accumulated Amortization	Cost	Accumulated Amortization
Recipes	$43,600	$43,600	$43,600	$43,600
Customer lists and other customer related intangibles	4,504,200	2,025,736	4,504,200	1,546,671
Lease acquisition	87,200	87,200	87,200	87,200
Customer relationship	985,000	526,701	985,000	444,618
Trade names	2,248,000	878,469	2,248,000	728,601
Formula	438,000	281,050	438,000	237,250
	$8,306,000	$3,842,756	$8,306,000	$3,087,940

Amortization expense is expected to be approximately the following for the 12 months ending December 31:

2013	$711,366
2014	711,366
2015	711,367
2016	693,117
2017	667,566
Thereafter	968,460
$4,463,242

Amortization expense during the years ended December 31, 2012 and 2011 was $754,817 and $783,833, respectively.

LIFEWAY FOODS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2012 and 2011

Note 4 – INVESTMENTS

The cost and fair value of investments classified as available for sale are as follows:

December 31, 2012	Cost	Unrealized Gains	Unrealized Losses		Fair Value

Equities	$639,974	$90,875	$	(5,190)	$725,659
Corporate Bonds	1,135,064	16,212		(7,047)	1,144,229
Total	$1,775,038	$107,087	$	(12,237)	$1,869,888

December 31, 2011	Cost	Unrealized Gains	Unrealized Losses		Fair Value

Equities	$682,569	$55,244	$	(23,211)	$714,602
Mutual Funds	64,563	3,275		(713)	67,125
Preferred Securities	64,452	0		(17,702)	46,750
Corporate Bonds	899,298	1,019		(33,750)	866,567
Total	$1,710,882	$59,538	$	(75,376)	$1,695,044

Proceeds from the sale of investments were $1,475,730 and $1,810,816 for the years ended December 31, 2012 and 2011, respectively.

Gross gains of $88,713 and $33,278 and gross losses of $17,427 and $62,534 were realized on these sales during the years ended December 31, 2012 and 2011 respectively.

The following table shows the gross unrealized losses and fair value of the Company's investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2012 and 2011:

	Less Than 12 Months			12 Months or Greater			Total
December 31, 2012	Fair Value	Unrealized Losses		Fair Value	Unrealized Losses		Fair Value	Unrealized Losses

Equities	$63,620	$	(3,745)	$21,910	$	(1,445)	$85,530	$	(5,190)
Corporate Bonds	301,229		(2,721)	193,930		(4,326)	495,159		(7,047)
	$364,849	$	(6,466)	$215,840	$	(5,771)	$580,689	$	(12,237)

	Less Than 12 Months			12 Months or Greater			Total
December 31, 2011	Fair Value	Unrealized Losses		Fair Value	Unrealized Losses		Fair Value	Unrealized Losses

Equities	$176,966	$	(23,211)	$0		$0	$176,966	$	(23,211)
Mutual Funds	0		0	10,585		(713)	10,585		(713)
Preferred Securities	0		0	46,750		(17,702)	46,750		(17,702)
Corporate Bonds	626,292		(24,000)	90,250		(9,750)	716,542		(33,750)
	$803,258	$	(47,211)	$147,585	$	(28,165)	$950,843	$	(75,376)

LIFEWAY FOODS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2012 and 2011

Note 4 – INVESTMENTS - Continued

Equities, Mutual Funds, Preferred Securities, and Corporate Bonds - The Company's investments in equity securities, mutual funds, preferred securities, and corporate bonds consist of investments in common stock, preferred stock and debt securities of companies in various industries. As of December 31, 2012, there were two equity securities, one option on equity securities, and four corporate bond securities that had unrealized losses. The Company evaluated the near-term prospects of the issuer in relation to the severity and duration of the impairment. Based on that evaluation and the Company's ability and intent to hold these investments for a reasonable period of time sufficient for a forecasted recovery of fair value, the Company did not consider any material investments to be other-than-temporarily impaired at December 31, 2012.

Note 5 – INVENTORIES

Inventories consist of the following:

	December 31,
	2012	2011
Finished goods	$2,462,548	$1,976,050
Production supplies	2,599,668	2,042,611
Raw materials	876,970	935,814
Total inventories	$5,939,186	$4,954,475

Note 6 – PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	December 31,
	2012	2011
Land	$1,178,160	$1,178,160
Buildings and improvements	11,904,919	11,633,077
Machinery and equipment	15,185,204	14,697,024
Vehicles	1,346,078	1,334,628
Office equipment	411,773	383,099
Construction in process	612,468	17,410
	30,638,602	29,243,398
Less accumulated depreciation	15,651,826	14,044,576

Total property and equipment	$14,986,776	$15,198,822

Depreciation expense during the years ended December 31, 2012 and 2011 was $1,629,594 and $1,552,961, respectively.

Note 7 – ACCRUED EXPENSES

Accrued expenses consist of the following:

	December 31,
	2012	2011
Accrued payroll and payroll taxes	$356,280	$209,395
Accrued property tax	302,573	323,885
Other	496,824	20,445
	$1,155,677	$553,725

LIFEWAY FOODS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2012 and 2011

Note 8 – NOTES PAYABLE

Notes payable consist of the following:

	December 31,
	2012	2011

Note payable to Private Bank in monthly installments of $42,222, plus variable interest rate, currently at 2.709%, with a balloon payment for the remaining balance due February 6, 2014. Collateralized by substantially all assets of the Company.	$5,365,556	$5,914,445

Line of credit with Private Bank at variable interest rate, currently at 3.25%. The agreement has been extended with terms allowing borrowings up to $2.0 million, maturing on May 31, 2013. Collateralized by substantially all assets of the Company.	0	1,000,000

Notes payable to Ford Credit Corp. payable in monthly installments of $1,778.23 at 5.99%, due July 2015, secured by transportation equipment.	50,871	68,509

Note payable to Fletcher Jones of Chicago, Ltd LLC in monthly installments of $1,768.57 at 6.653%, due May 24, 2017, secured by transportation equipment.	82,499	97,598
Total notes payable	5,498,926	7,080,552
Less current maturities	542,981	1,540,716
Total long-term portion	$4,955,945	$5,539,836

In accordance with the Private Bank agreements referenced above, the Company is subject to minimum fixed charged ratio and tangible net worth thresholds.

Maturities of notes payables are as follows:

For the Period Ended December 31,

2013	$542,981
2014	4,896,199
2015	30,787
2016	19,875
2017	9,084
Total	$5,498,926

LIFEWAY FOODS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2012 and 2011

Note 9 – COMMITMENTS AND CONTINGENCIES

The Company leases four stores for its Starfruit subsidiary. Total expense for these leases was approximately $379,348 and $240,723 for the years ended December 31, 2012 and 2011, respectively. The Company is also responsible for additional rent equal to real estate taxes and other operating expenses. Future annual minimum base rental payments for the leases as of December 31, 2012 are approximately as follows:

2013	$147,318
2014	69,106
2015	45,461
2016	46,825
2017	48,229
Thereafter	49,676
Total	$406,615

Note 10 – PROVISION FOR INCOME TAXES

The provision for income taxes consists of the following:

	For the Years Ended
	December 31,
	2012	2011
Current:
Federal	$2,757,332	$1,059,336
State and local	882,640	850,284
Total current	3,639,972	1,909,620
Deferred	(434,896)	68,217
Provision for income taxes	$3,205,076	$1,977,837

A reconciliation of the provision for income taxes and the income tax computed at the statutory rate is as follows:

	For the Years Ended
	December 31,
	2012		2011
	Amount	Percentage	Amount	Percentage
Federal income tax expense computed at the statutory rate	$3,000,457	34.0%	$1,643,308	34.0%
State and local tax expense, net	838,363	9.5%	561,187	11.6%
U.S. domestic manufacturers’ deduction & other permanent differences	(427,525)	(4.9)%	(122,837)	(2.5)%
Change in tax estimate	(206,219)	(2.2)%	(103,821)	(2.2)%
Provision for income taxes	$3,205,076	36.4%	$1,977,837	40.9%

LIFEWAY FOODS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2012 and 2011

Note 10 – PROVISION FOR INCOME TAXES - Continued

Amounts for deferred tax assets and liabilities are as follows:

	December 31,
	2012		2011
Non-current deferred tax assets (liabilities) arising from: Temporary differences -
Accumulated depreciation and amortization
from purchase accounting adjustments	$	(3,164,716)	$	(3,671,285)
Capital loss carry-forwards		136,198		167,690
Total non-current net deferred tax liabilities		(3,028,518)		(3,503,595)
Current deferred tax assets arising from:
Unrealized losses (gain) on investments		(41,260)		6,890
Impairment of investments		0		15,673
Inventory		265,072		220,408
Allowance for doubtful accounts and discounts		10,875		4,350
Capital loss carry-back		0		91,369
Total current deferred tax assets		234,687		338,690
Net deferred tax liability	$	(2,793,831)	$	(3,164,905)

Note 11 – SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for interest and income taxes are as follows:

	For the Years Ended
	December 31,
	2012	2011
Interest	$191,277	$232,429
Income taxes	$3,413,687	$1,169,334

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

As of December 31, 2012 and 2011, there were no stock options outstanding or exercisable. There were approximately 940,000 shares available for issuance under the Plan at December 31, 2012.

LIFEWAY FOODS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2012 and 2011

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

Level 2. Inputs to the valuation methodology include the following:
●	Quoted prices for similar assets or liabilities in active markets;
●	Quoted prices for identical or similar assets or liabilities in inactive markets;
●	Inputs other than quoted prices that are observable for the asset or liability;
●	Inputs that are derived principally from or corroborated by observable market data by correlation or other means.

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

Following is a description of the valuation methodologies used for assets measured at fair value. There have been no changes in the methodologies used as of December 31, 2012 and 2011.

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
For the Years Ended December 31, 2012 and 2011

Note 13 – FAIR VALUE MEASUREMENTS – Continued

The following table sets forth by level, within the fair value hierarchy, the Company’s financial assets at fair value as of December 31, 2012 and 2011. Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement:

	Assets and Liabilities at Fair Value as of December 31, 2012
	Level 1	Level 2	Level 3	Total
Cash	$2,286,226	$0	$0	$2,286,226
Certificate of Deposits	0	439,982	0	439,982
Stocks	725,670	0	0	725,670
Corporate Bonds	0	1,144,229	0	1,144,229
Notes Payable	0	5,498,926	0	5,498,926

	Assets and Liabilities at Fair Value as of December 31, 2011
	Level 1	Level 2	Level 3	Total

Cash	$1,115,150	$0	$0	$1,115,150
Mutual Funds:
Equity Income	64,075	0	0	64,075
Bonds	3,050	0	0	3,050
Certificate of Deposits	0	277,363	0	277,363
Stocks	714,602	0	0	714,602
Preferred Stock	46,750	0	0	46,750
Corporate Bonds	0	866,566	0	866,566
Notes Payable	0	7,080,552	0	7,080,552

The Company’s financial assets and liabilities also include accounts receivable, other receivables and, accounts payable for which carrying value approximates fair value. All such assets are valued using level 2 inputs.

LIFEWAY FOODS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2012 and 2011

Note 14 – RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS

Management concluded that the consolidated statements of income for the year-to-date periods ended March 31, 2012, June 30, 2012 and September 30, 2012, including comparatively presented periods, that were previously included in our Quarterly Reports on Forms 10-Q filed in 2012 should be restated as a result of erroneous presentation of production activity within general and administrative operating expenses.

These restatements result in increases in cost of goods sold and corresponding decreases in general and administrative operating expenses. These restatements had no impact on our previously reported net income, condensed consolidated balance sheets or consolidated statements of cash flows.

As detailed in the tables below, these restatements impact the following consolidated statement of income line items:

	(Unaudited) Three Months Ended March 31, 2012			(Unaudited) Six Months Ended June 30, 2012			(Unaudited) Nine Months Ended September 30, 2012
	As Previously Reported	Adjustment	As Restated	As Previously Reported	Adjustment	As Restated	As Previously Reported	Adjustment	As Restated
Income Statement
Net Sales	$19,397,197	$—	$19,397,197	$39,950,578	$—	$39,950,578	$60,570,311	$—	$60,570,311
COGS	$12,637,386	$668,381	$13,305,767	$25,153,336	$1,088,149	$26,241,485	$38,299,212	$1,692,406	$39,991,618
Gross Profit	$6,759,811	$(668,381)	$6,091,430	$14,797,242	$(1,088,149)	$13,709,093	$22,271,099	$(1,692,406)	$20,578,693
Operating Expenses	$4,887,281	$(668,381)	$4,218,900	$9,797,959	$(1,088,149)	$8,709,810	$15,194,607	$(1,692,406)	$13,502,201
Income from Operations	$1,872,530	$—	$1,872,530	$4,999,283	$—	$4,999,283	$7,076,492	$—	$7,076,492

	(Unaudited) Three Months Ended March 31, 2011			(Unaudited) Six Months Ended June 30, 2011			(Unaudited) Nine Months Ended September 30, 2011
	As Previously Reported	Adjustment	As Restated	As Previously Reported	Adjustment	As Restated	As Previously Reported	Adjustment	As Restated
Income Statement
Net Sales	$17,303,903	$—	$17,303,903	$35,501,821	$—	$35,501,821	$53,203,425	$—	$53,203,425
COGS	$9,722,230	$532,856	$10,255,086	$22,478,463	$990,620	$23,469,083	$34,047,699	$1,581,339	$35,629,038
Gross Profit	$7,581,673	$(532,856)	$7,048,817	$13,023,358	$(990,620)	$12,032,738	$19,155,726	$(1,581,339)	$17,574,387
Operating Expenses	$4,316,051	$(532,856)	$3,783,195	$9,057,522	$(990,620)	$8,066,902	$13,622,185	$(1,581,339)	$12,040,846
Income from Operations	$3,265,622	$—	$3,265,622	$3,965,836	$—	$3,965,836	$5,533,541	$—	$5,533,541

Note 15 – LITIGATION

The Company is named a party to lawsuits in the normal course of business.  In the opinion of management, the resolution of these lawsuits will not have a material adverse effect on the Company’s consolidated financial position or results of operations.

Note 16 – RECENT ACCOUNTING PRONOUNCEMENTS

In September 2011 the FASB issued ASC Topic 350, Intangibles – Goodwill and Other. FASB ASC Topic 250 amends the existing standards related to annual and interim goodwill impairment tests by allowing companies to consider qualitative factors to determine whether it is more likely or not that the fair value of a reporting unit is less than its carrying amount before performing the two step impairment review process. It also amends the examples of events or circumstances that would be considered in a goodwill impairment evaluation. The amendment is effective for interim periods and fiscal years beginning after December 15, 2011; however, early adoption was permitted. The adoption of this new accounting guidance did not have a material effect on the Company’s financial statements or results of operations.

In May 2011, the FASB issued ASU No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS.” This pronouncement was issued to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and International Financial Reporting Standards (“IFRS”). ASU 2011-04 changes certain fair value measurement principles and enhances the disclosure requirements particularly for level 3 fair value measurements. ASU 2011-04 became effective for the Company on January 1, 2012. Management adopted this statement effective January 1, 2012.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure material information required to be disclosed in our reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial and accounting officer, as appropriate, to allow timely decisions regarding required financial disclosure. In designing and evaluating the disclosure controls and procedures, we recognized that a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of December 31, 2012 in ensuring that information required to be disclosed by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified under the Exchange Act rules and forms due to the material weakness described below. As a result, we performed additional analysis and other post-closing procedures to ensure our consolidated financial statements were prepared in accordance with generally accepted accounting principles. Accordingly, management believes the consolidated financial statements included in this Form 10-K fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented.

Management's Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is identified in Exchange Act Rules 13a-15(f). Internal control over financial reporting is a process designed by, or under the supervision of, our principal executive officer and principal financial and accounting officer, and effected by the Board of Directors, management, and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Our control over financial reporting includes those policies and procedures that:

●	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect our transactions and dispositions of our assets;

●
provide reasonable assurance that our transactions are recorded as necessary to permit preparation of our financial statements in accordance with accounting principles generally accepted in the United States of America, and that our receipts and expenditures of the company are being made only in accordance with authorizations of our management and our directors; and

●	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on our financial statements.

Internal control over financial reporting has inherent limitations which may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or because the level of compliance with related policies or procedures may deteriorate.

Management has evaluated the effectiveness of our internal control over financial reporting as of December 31, 2012.  In making the assessment, management used the framework in “Internal Control –Integrated Framework” promulgated by the Committee of Sponsoring Organizations of the Treadway Commission, commonly referred to as the “COSO” criteria. Based on that assessment, our principal executive officer and principal financial and accounting officer concluded that our internal control over financial reporting was not effective as of December 31, 2012 because a material weakness existed in our internal control over financial reporting related to the classification of certain costs and expenses.  Specifically, the Company and its auditors determined during the audit of our financial statements that certain post-closing adjustments were required with respect to our classification of certain direct manufacturing costs from general and administrative to cost of goods sold, primarily consisting of utilities, wage related expenses and overhead.

As a result, we performed additional analysis and other post-closing procedures to ensure our consolidated financial statements were prepared in accordance with generally accepted accounting principles. Accordingly, management believes the consolidated financial statements included in this Form 10-K fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented. This annual report on Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.

Remediation of Material Weakness

In light of the material weakness described above, we are taking steps to remediate our material weakness.  Management enhanced the review process by improving real time general ledger monitoring and wage detail in the financial statement functionality of our accounting software, allowing for improved internal review of the source information which goes in to the completion of the financial statements.  More specifically, management has focused on improving specific coding of direct expenses as compared to general and administrative expenses.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fourth quarter of 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

DIRECTORS AND EXECUTIVE OFFICERS.

LUDMILA SMOLYANSKY, 62, was appointed as a Director by the Board to fill a vacancy created by an increase of the maximum number of Directors up to seven and unanimously elected as the Chairperson of the Board in November 2002. For more than 20 years, Mrs. Smolyansky has been the operator of several independent delicatessen, gourmet food distributorship businesses and imported food distributorships. In 2002, prior to the commencement of her tenure as a Director, she was hired by the Company as its General Manager. Mrs. Smolyansky devotes as much time as necessary to the business of the Company and currently holds no other directorships in any other reporting company. Mrs. Smolyansky is the mother of Julie Smolyansky (the President, Chief Executive Officer, and a Director of the Company) and Edward P. Smolyansky (the Chief Operating Officer, Treasurer, Chief Financial and Accounting Officer and Secretary of the Company). Mrs. Smolyansky brings many years of food industry experience to the Board.

JULIE SMOLYANSKY, 37, was appointed as a Director, and elected President, CEO, CFO and Treasurer of the Company by the Board of Directors to fill the vacancies in those positions created by the death of her father, Michael Smolyansky, in June 2002. She is a graduate with a Bachelor’s degree from the University of Illinois at Chicago. Prior to her appointment, Ms. Smolyansky spent six years as the Company’s Director of Sales and Marketing. She devotes as much time as necessary to the business of the Company and currently holds no other directorships in any other reporting company. Ms. Smolyansky is the daughter of Ludmila Smolyansky, the Chairperson of the Board. In 2004, Ms. Smolyansky resigned as CFO and Treasurer and Edward Smolyansky, Ms. Smolyansky’s brother, was appointed to such positions. Ms. Smolyansky brings historical and operational expertise and experience to the Board.

POL SIKAR, 64, has been a Director of the Company since its inception in February 1986. He is a graduate with a Master’s degree from the Odessa State Institute of Civil Engineering in Russia. For more than 13 years, he has been President and a major shareholder of Montrose Glass & Mirror Co., a company providing glass and mirror products to the wholesale and retail trade in the greater Chicago area. Mr. Sikar devotes as much time as necessary to the business of the Company. Mr. Sikar holds no other directorships in any other reporting company. Mr. Sikar has been a Director since inception and brings a histroical perspective to the Board.

RENZO BERNARDI, 60, has been a Director of the Company since 1994. Mr. Bernardi is the president and founder of Renzo & Sons, Inc., a Dairy and Food Service Company which has been in business since 1969 (formerly, Renzo-Milk Distribution Systems). He has over 30 years of experience in the dairy distribution industry. Mr. Bernardi is a graduate of Instituto Teonico E Commerciale of Macomer, Sardinia. Mr. Bernardi devotes as much time as necessary to the business of the Company. Mr. Bernardi holds no other directorships in any other reporting company. Mr. Bernardi brings deep industry experience to the Board.

GUSTAVO CARLOS VALLE, 48, has been a Director of the Company since June 19, 2009. He is an Argentine citizen and was appointed President and CEO of the Dannon Company, Inc. effective April 1, 2009. Mr. Valle joined Danone Argentina in 1996 as Vice President Finance where he became CEO of Danone Waters Argentina in 2002. Two years later, he was appointed CEO of Danone Brazil. Mr. Valle graduated in Economics from Buenos Aires University in Argentina. Mr. Valle holds no other directorships in any other reporting company. Mr. Valle has been designated by DS Waters, L.P. (as the related successor to The Dannon Company, Inc.) to be its representative to the Board in accordance with the terms of that certain Stockholder’s Agreement, as amended, between the Company and Dannon. Mr. Valle brings deep industry experience to the Board.

PAUL LEE, 38, was elected as a Director of the Company to fill a vacancy on the Board of Directors created by the resignation of Eugene Katz in July 2012.  Mr. Lee joined Lightbank Inc. as a Partner in February 2011. Previously, Mr. Lee was Managing Director and Group Head for Digital Ventures at Playboy Enterprises, and was a founding member and Senior Vice President at the Peacock Equity Fund. Mr. Lee brings financial and strategic experience to the Company’s Board of Directors.

JASON SCHER, 38, was elected as a Director of the Company to fill a vacancy on the Board of Directors in July 2012.  Mr. Scher is the Chief Operating Officer of Vosges Haut-Chocolat. Mr Scher previously served as principal in Khoury Construction and RP3 Development. His strong leadership has been instrumental in laying a foundation for an entrepreneurial growing business. Mr. Scher also brings financial and strategic experience to the Company's Board of Directors.

EDWARD P. SMOLYANSKY, 33, was appointed as Chief Financial and Accounting Officer and Treasurer of Lifeway in November 2004. He was also appointed Chief Operating Officer and Secretary in 2012.  He had served as the Controller of the Company from June 2002 until such time. He received his baccalaureate degree in finance from Loyola University of Chicago in December 2001. Edward P. Smolyansky is the brother of Company President and CEO Julie Smolyansky and the son of Lifeway’s Chairperson of the Board, Ludmila Smolyansky.

KEY EMPLOYEES.

VALERIY NIKOLENKO, 67, Vice President of Operations, has been VP of Operations for 16 years with Lifeway.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities and Exchange Act of 1934 requires the Company’s Officers and Directors, and persons who own more than 10% of a registered class of the Company’s equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (“SEC”). Based on the Company’s review of the copies of such forms received by it, or written representations from certain reporting persons, the Company believes that none of its directors, executive officers or persons who beneficially own more than 10% of the Company’s Common Stock failed to comply with Section 16(a) reporting requirements in fiscal year ended December 31, 2012, except for Ms. Julie Smolyansky who failed to timely file one Form 4 regarding six transactions, and each of Messrs. Paul Lee and Jason Scher, each of whom failed to timely file a Form 3.

FAMILY RELATIONSHIPS

Julie Smolyansky, the President, CEO and Director of Lifeway is the daughter of Ludmila Smolyansky, Chairperson of the Board of Directors of Lifeway and the sister of Edward P. Smolyansky. Edward P. Smolyansky, the Chief Financial and Accounting Officer, Treasurer, Chief Operating Officer and Secretary of Lifeway is the son of Ludmila Smolyansky and the brother of Julie Smolyansky.

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

The Company’s Audit Committee consists of Mr. Sikar, Mr. Bernardi and Mr. Lee, each of whom has an understanding of finance and accounting and is able to read and understand fundamental financial statements. Audit Committee members are appointed by the full Board. The functions of the Audit Committee are to review the Company’s internal controls, accounting policies and financial reporting practices; to review the financial statements, the arrangements for and scope of the independent audit, as well as the results of the audit engagement; to review the services and fees of the independent auditors, including pre-approval of non-audit services and the auditors’ independence; and to recommend to the Board of Directors for its approval and for ratification by the shareholders the engagement of the independent auditors to serve the following year in examining the accounts of the Company. Board of Directors has examined the qualifications of Mr. Lee and determined Mr. Lee to be an “audit committee financial expert,” as defined in Item 407(d)(5)(ii) of Regulation S-K promulgated by the SEC.

ITEM 11.  EXECUTIVE COMPENSATION.

Summary Compensation Table as of December 31, 2011 and December 31, 2012

Name	Year	Salary	Bonus	All other Comp.	Total
Julie Smolyansky, CEO and President(1)	2012	$890,903	$125,000	$14,280	$1,030,183
	2011	$585,874	$ 75,000	$27,126	$ 688,000
				(5)

Edward P. Smolyansky,	2012	$928,403	$150,000	$31,280	$1,109,683
CFO, Chief Accounting Officer, Treasurer, Chief	2011	$571,318	$100,000	$29,832	$ 701,150
Operating Officer and Secretary (2)				(6)

Valeriy Nikolenko, Vice President of Operations	2012	$153,800	$ 60,000	$29,210	$ 243,010
and Secretary (4)(8)	2011	$ 91,800	$ 40,000	$18,500	$ 150,300
				(7)

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

(5)
Represents (i) the Company’s portion of the matching contributions to the Company’s 401(k) plan on behalf of the following named executive officer, Julie Smolyansky: $0.00 for 2012; and (ii) the following amounts related to personal usage of automobiles leased by the Company, and related insurance and fuel, for 2012: $8,400 for of lease payments, $4,740 for insurance premiums and $1,140 for fuel.

(6)
Represents (i) the Company’s portion of the matching contributions to the Company’s 401(k) plan on behalf of the following named executive officer, Edward Smolyansky: $17,000 for 2012; and (ii) the following amounts related to personal usage of automobiles leased by the Company, and related insurance and fuel, for 2012:  $8,400 for lease payments, $4,740 for insurance premiums and $1,140 for fuel.

(7)
Represents (i) the Company’s portion of the matching contributions to the Company’s 401(k) plan on behalf of the following named executive officer, Val Nikolenko: $18,500 for 2012; and (ii) the following amounts related to personal usage of automobiles leased by the Company, and related insurance and fuel, for 2012: $7,290 for lease payments, $2,570 for insurance premiums and $900 for fuel.

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

On June 9, 1995, the Company filed a registration statement on Form S-8 with the Securities and Exchange Commission in connection with the “Lifeway Foods, Inc. Consulting and Services Compensation Plan” (the “Plan”) covering 1,200,000, as adjusted, shares of its Common Stock. The Plan was adopted by the Company on June 5, 1995. Pursuant to such Plan, the Company may issue common stock or options to purchase common stock to certain consultants, service providers, and employees of the Company. There were a total of approximately 940,000 shares eligible for issuance under the Plan at December 31, 2012. The option price, number of shares, grant date, and vesting terms of awards granted under the Plan are determined at the discretion of the Company’s Board of Directors.

Outstanding Equity Awards At December 31, 2012

As of December 31, 2012, there were no stock options outstanding or exercisable and no unvested stock awards.

There are no agreements with the named executive officers that provide for payments in connection with resignation, retirement, termination of employment or change in control other than the Employment Agreement described above.

Director Compensation as of December 31, 2012

Name	Fees Earned or Paid in Cash	All Other Compensation		Total
Ludmila Smolyansky	$591,626	$13,052	(1)	$604,678	(2)
Pol Sikar	$2,000	—		$2,000
Renzo Bernardi	$2,000	—		$2,000
Gustavo Carlos Valle	—	—		—
Eugene Katz	$1,000	—		$1,000
Paul Lee	$500	—		$500
Jason Sher	—	—		—

(1)
Of the Fees Paid in Cash, $591,626 represents the annual fees paid to Ms. Smolyansky for her services as a consultant to the Company. Ms. Smolyansky did not receive any additional retainer fees or other meeting attendance fees in her capacity as a director.

(2)
Represents (i) the Company’s portion of the matching contributions to the Company’s 401(k) plan on behalf of Ludmila Smolyansky: $11,332 for 2012; and (ii) $0.00 for insurance premiums and $1,720 for fuel.

During 2012, each outside (non-employee) director other than Ms. Ludmila Smolyansky was compensated at the rate of $500 per non-annual meeting attended. No employee director (Julie Smolyansky) nor any Director serving as the nominee of Danone (Gustavo Carlos Valle) was compensated as a Director during 2012.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information known to the Company regarding the beneficial ownership of the Company’s Common Stock, the Company’s only outstanding class of securities, as of March 9, 2013 by (a) each shareholder known by the Company to be the beneficial owner of more than five percent of the Company’s Common Stock, (b) each of the Company’s directors, (c) each of the Company’s executive officers named in the Summary Compensation Table above and (d) all executive officers and directors of the Company as a group. The shareholders listed below have sole voting and investment power except as noted.

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership	Percent of Class(2)
Ludmila Smolyansky(3,6)	7,410,484	45.3%
Julie Smolyansky(3,7)	548,265	3.4%
Edward Smolyansky(3)	307,546	1.9%
Pol Sikar(3)	3,000	*
Renzo Bernardi(3)	14,900	*
Gustavo Carlos Valle (3,4)	0	*
Paul Lee(3)	0	*
Jason Scher(3)	0	*
Val Nikolenko	0	*
All Directors and Officers of the Company as a Group (Seven persons in total)	8,284,195	50.7%
Danone Foods, Inc.	3,454,756	21.1%
Mario J. Gabelli(5)	831,805	5.1%
_________________
*Less than .01%.

NOTES TO BENEFICIAL OWNERSHIP TABLE

(1)
With the exception of Gustavo Carlos Valle and Danone Foods, Inc., the address for all Directors and shareholders listed in this table is 6431 Oakton St., Morton Grove, IL 60053. The address of Gustavo Carlos Valle and Danone Foods, Inc. is 100 Hillside Avenue, White Plains, NY 10603-2861.

(2)	Based upon 16,346,017 shares of Common Stock outstanding as of March 9, 2013.

(3)	A director or officer of the Company.

(4)	Mr. Valle is also an officer of the Dannon Company, Inc., which is an affiliate of Danone Foods, Inc.

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

(6)	Includes 7,410,484 shares held by the Ludmila Smolyansky Trust 2/1/05, of which Ms. Smolyansky is the trustee.

(7)	Includes 5,000 shares held by Ms. Smolyansky on behalf of minor children.

Equity Compensation Plan Information

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by
security holders	0	$0	940,000
Equity compensation plans not approved by security holders	0	$0	—
Total	0	$0	—

*All of Lifeway’s equity compensation plans have been approved by its shareholders. The only Securities remaining available for issuance are under the Plan the terms of which are described in the narratives following the Summary Compensation Table above.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

Related Transactions

We have determined that there are no related party transactions in excess of the lesser $120,000 or 1% of the average of the Company’s total assets for each of 2011 and 2012, since the beginning of 2010 or currently proposed, involving the Company.

Director Independence

In evaluating director independence, the Company has adopted the definition set forth in Rule 4200 of the NASDAQ Marketplace Rules. The Company’s board of directors, taking into consideration the relationships described in the Certain Relationships and Related Transactions section above, has determined that of the Company’s current directors, Pol Sikar, Renzo Bernardi, Paul Lee and Jason Scher were independent of management.

The Board of Directors does not have a standing nominating committee, compensation committee or any committees performing similar functions. As there are only seven Directors serving on the Board, it is the view of the Board that a majority of the Directors should participate in the process for the nomination and review of potential Director candidates and for the review of the Company’s executive pay practices. Accordingly, Julie Smolyansky and Ludmila Smolyansky, who are not considered independent, participate in the nominating process, in the review of executive employment contracts entered into during their tenure as directors and Julie Smolyansky and Ludmila Smolyansky, who are not considered independent, in review of the Company’s executive compensation practices, together with the independent directors.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

AUDIT FEES

In 2012 and 2011, Plante & Moran, PLLC, billed Lifeway approximately $324,081 and $247,711, respectively, for professional services rendered for the audit of Lifeway’s annual financial statements and review of financial statements included in Lifeway’s Forms 10-Q or services that are normally provided in connection with statutory and regulatory filings or engagements in 2011 and 2012.

AUDIT-RELATED FEES

None.

TAX FEES

No professional services were rendered by Plante & Moran, PLLC to Lifeway regarding tax advice, tax compliance and tax planning during 2011 and 2012.

ALL OTHER FEES

No other fees were billed to Lifeway by Plante & Moran, PLLC during 2011 and 2012 other than those described in this report.

No hours expended by Plante & Moran, PLLC in its engagement to audit Lifeway’s financial statements for the most recent fiscal year were attributable to work performed by persons other than Plante’s full-time permanent employees. The Audit Committee has approved 100% of all services performed by Plante for Lifeway and disclosed above.

AUDIT COMMITTEE PRE-APPROVAL POLICIES AND PROCEDURES

The Lifeway Audit Committee (the “Committee”), comprised of Messrs. Sikar, Bernardi, and Katz, pre-approved Plante & Moran, PLLC as the Company’s independent auditor for the year-ended December 31, 2012 and has adopted the following guidelines regarding the engagement of the Company’s independent auditor to perform services for the Company. Mr. Katz thereafter declined to stand for re-election. Mr. Lee was subsequently elected and appointed to fill Mr. Katz’ vacancy on the Company’s Board of Directors and the Committee.

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

3.2
Articles of Incorporation, as amended and currently in effect (incorporated by reference to Exhibit 3.5 of Lifeway’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2000 and filed on August 8, 2000 (File No. 000- 17363)).

4.1	Revolving Note dated February 6, 2009 (incorporated by reference to Exhibit 10.2 on Lifeway’s Current Report on Form 8-K dated February 6, 2009 and filed on February 13, 2009 (File No. 000- 17363)).

4.2	Term Note dated February 6, 2009 (incorporated by reference to Exhibit 10.3 on Lifeway’s Current Report on Form 8-K dated February 6, 2009 and filed on February 13, 2009 (File No. 000-17363)).

10.1	Lifeway Foods, Inc. Consulting and Services Compensation Plan, dated June 5, 1995 (incorporated by reference to Lifeway’s Registration Statement on Form S-8, (File No. 333-93306)).

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

10.5
Employment Agreement, dated September 12, 2002, between Lifeway Foods, Inc. and Julie Smolyansky (incorporated by reference to Exhibit 10.14 of Amendment No. 2 filed April 30, 2003 to Lifeway’s Quarterly Report on Form 10- QSB/A for the quarter ended September 30, 2002 (File No. 000-17363)).

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

10.11
Fifth Modification Agreement dated June 20, 2011 by and among The PrivateBank and Trust Company, Lifeway Foods, Inc., Fresh Made, Inc., Helios Nutrition Limited, Pride of Main Street Dairy, LLC and Starfruit, LLC.

10.12
Sixth Modification Agreement dated June 13, 2012, effective as of May 31, 2012, by and among The PrivateBank and Trust Company, Lifeway Foods, Inc., Fresh Made, Inc., Helios Nutrition Limited, Pride of Main Street Dairy, LLC and Starfruit, LLC.

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

LIFEWAY FOODS, INC.

Date: April 1, 2013	By:	/s/ Julie Smolyansky
Julie Smolyansky
Chief Executive Officer, President, and Director

Date: April 1, 2013	By:	/s/ Edward P. Smolyansky
Edward P. Smolyansky
Chief Financial and Accounting Officer, Treasurer, Chief Operating Officer and Secretary

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

Date: April 1, 2013	/s/ Julie Smolyansky
Julie Smolyansky
Chief Executive Officer, President, and Director

Date: April 1, 2013	/s/ Ludmila Smolyansky
Ludmila Smolyansky
Chairperson of the Board of Directors

Date: April 1, 2013	/s/ Pol Sikar
Pol Sikar
Director

Date:
Gustavo Carlos Valle
Director

Date: April 1, 2013	/s/ Renzo Bernardi
Renzo Bernardi
Director

Date: April 1, 2013	/s/ Paul Lee
Paul Lee
Director

Date: April 1, 2013	/s/ Jason Scher
Jason Scher
Director

INDEX OF EXHIBITS

3.1	Amended and Restated Bylaws (incorporated by reference to Exhibit No. 3.5 of Lifeway’s Current Report on Form 8-K dated and filed on December 10, 2002 (File No. 000-17363)).

3.2
Articles of Incorporation, as amended and currently in effect (incorporated by reference to Exhibit 3.5 of Lifeway’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2000 and filed on August 8, 2000 (File No. 000- 17363)).

4.1	Revolving Note dated February 6, 2009 (incorporated by reference to Exhibit 10.2 on Lifeway’s Current Report on Form 8-K dated February 6, 2009 and filed on February 13, 2009 (File No. 000- 17363)).

4.2	Term Note dated February 6, 2009 (incorporated by reference to Exhibit 10.3 on Lifeway’s Current Report on Form 8-K dated February 6, 2009 and filed on February 13, 2009 (File No. 000-17363)).

10.1	Lifeway Foods, Inc. Consulting and Services Compensation Plan, dated June 5, 1995 (incorporated by reference to Lifeway’s Registration Statement on Form S-8, (File No. 333-93306)).

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

10.5
Employment Agreement, dated September 12, 2002, between Lifeway Foods, Inc. and Julie Smolyansky (incorporated by reference to Exhibit 10.14 of Amendment No. 2 filed April 30, 2003 to Lifeway’s Quarterly Report on Form 10- QSB/A for the quarter ended September 30, 2002 (File No. 000-17363)).

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

10.11
Fifth Modification Agreement dated June 20, 2011 by and among The PrivateBank and Trust Company, Lifeway Foods, Inc., Fresh Made, Inc., Helios Nutrition Limited, Pride of Main Street Dairy, LLC and Starfruit, LLC.

10.12
Sixth Modification Agreement dated June 13, 2012, effective as of May 31, 2012, by and among The PrivateBank and Trust Company, Lifeway Foods, Inc., Fresh Made, Inc., Helios Nutrition Limited, Pride of Main Street Dairy, LLC and Starfruit, LLC.

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