Form 10-Q
period 2013-03-31
LIFEWAY FOODS INC
filed 2013-05-15
CIK 814586

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  March 31, 2013

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

(847) 967-1010
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

As of May 13, 2013, 16,346,017 shares of the registrant’s common stock, no par value, were outstanding.

LIFEWAY FOODS, INC.

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

LIFEWAY FOODS, INC. AND SUBSIDIARIES
Consolidated Statements of Financial Condition
March 31, 2013 and 2012 (Unaudited) and December 31, 2012

	(Unaudited) March 31,		December 31,
	2013	2012	2012
ASSETS

Current assets
Cash and cash equivalents	$2,739,957	$1,156,539	$2,286,226
Investments	2,062,343	1,723,836	1,869,888
Certificates of deposits in financial institutions	250,000	300,000	450,000
Inventories	7,080,899	5,205,457	5,939,186
Accounts receivable, net of allowance for doubtful
accounts and discounts	11,915,981	8,484,371	8,723,737
Prepaid expenses and other current assets	92,827	39,880	97,138
Other receivables	5,165	155,937	8,825
Deferred income taxes	295,701	357,963	234,687
Refundable income taxes	84,828	---	84,828
Total current assets	$24,527,701	$17,423,983	$19,694,515

Property and equipment, net	14,917,260	15,031,364	14,986,776

Intangible assets
Goodwill and other non-amortizable brand assets	14,068,091	14,068,091	14,068,091
Other intangible assets, net of accumulated amortization of
$4,020,598 and $3,276,645 at March 31, 2013 and 2012 and $3,842,756
At December 31, 2012, respectively	4,285,403	5,029,355	4,463,242
Total intangible assets	18,353,494	19,097,446	18,531,333

Other Assets
Long-term accounts receivable net of current portion	294,000	276,050	294,000
Total assets	$58,092,455	$51,828,843	$53,506,624

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Checks written in excess of bank balances	$0	$333,446	$0
Current maturities of notes payable	543,591	789,933	542,981
Accounts payable	6,465,801	4,597,466	4,256,725
Accrued expenses	1,197,883	755,187	1,155,677
Accrued income taxes	462,593	279,402	254,311
Total current liabilities	8,669,868	6,755,434	6,209,694

Notes payable	4,820,160	5,363,750	4,955,945

Deferred income taxes	2,909,134	3,394,957	3,028,518

Total liabilities	16,399,162	15,514,141	14,194,157

Stockholders' equity
Common stock, no par value; 20,000,000 shares authorized;
17,273,776 shares issued; 16,346,017 shares outstanding at
March 31, 2013; 17,273,776 shares issued; 16,390,417 shares
outstanding at March 31, 2012; 17,273,776 shares issued; 16,346,017 shares
outstanding at December 31, 2012	6,509,267	6,509,267	6,509,267
Paid-in-capital	2,032,516	2,032,516	2,032,516
Treasury stock, at cost	(8,187,682)	(7,783,580)	(8,187,682)
Retained earnings	41,270,416	35,526,285	38,904,777
Accumulated other comprehensive income (loss), net of taxes	68,776	30,214	53,591
Total stockholders' equity	41,693,293	36,314,702	39,312,469

Total liabilities and stockholders' equity	$58,092,455	$51,828,843	$53,506,626

LIFEWAY FOODS, INC. AND SUBSIDIARIES
Consolidated Statements of Income and Comprehensive Income
March 31, 2013 and 2012 (Unaudited) and December 31, 2012

	(Unaudited)
	Three Months Ended
	March 31,
	2013			2012
				(as restated)

Sales	$27,590,622	$		$21,545,896	$
Less: discounts and allowances	(3,203,591)			(2,148,699)
Net sales	24,387,031		24,387,031	19,397,197		19,397,197
Cost of goods sold			15,402,875			12,906,722
Depreciation expense			394,125			399,045
Total cost of goods sold			15,797,000			13,305,767
Gross profit			8,590,030			6,091,430
Selling expenses			2,813,572			2,721,973
General and administrative			1,868,100			1,308,222
Amortization expense			177,842			188,705
Total operating expenses			4,859,514			4,218,900

Income from operations			3,730,517			1,872,530

Other income (expense):
Interest and dividend income			15,009			11,573
Rental income			3,269			3,000
Interest expense			(36,299)			(50,186)
Gain (loss) on sale of investments, net			64,335			17,985
Other Expense			0			0
Total other income (expense)			46,314			17,628

Income before provision for
income taxes			3,776,831			1,854,902

Provision for income taxes			1,411,192			759,913
Net income			$2,365,639			$1,094,989
Basic and diluted earnings
per common share			.14			.07
Weighted average number of
shares outstanding			16,346,017			16,397,998

COMPREHENSIVE INCOME

Net income			$2,365,639			$1,094,989

Other comprehensive income
(loss), net of tax:
Unrealized gains on
investments (net of tax)			51,535			29,000
Less reclassification adjustment for (gains)
losses included in
net income (net of taxes)			(36,349)			10,162
Comprehensive income			$2,380,824			$1,134,151

LIFEWAY FOODS, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders’ Equity
For the Three Months Ended March 31, 2013 and 2012 (Unaudited)
and For the Year Ended December 31, 2012

	Common Stock, No Par Value							Accumulated
	20,000,000 Shares		# of Shares					Other
	Authorized		of					Comprehensive
	# of Shares	# of Shares	Treasury	Common	Paid In	Treasury	Retained	Income (Loss),
	Issued	Outstanding	Stock	Stock	Capital	Stock	Earnings	Net of Tax	Total

Balances at December 31, 2011	17,273,776	16,409,317	864,459	$6,509,267	$2,032,516	$(7,606,974)	$34,431,296	$(8,948)	$35,357,157

Redemption of stock	0	(63,300)	63,300	0	0	(580,708)	0	0	(580,708)

Other comprehensive income (loss):
Unrealized gains on securities, net of taxes	0	0	0	0	0	0	0	62,539	62,539

Net income for the year ended
December 31, 2012	0	0	0	0	0	0	5,619,798	0	5,619,798

Dividends ($.07) per share	0	0	0	0	0	0	(1,146,317)	0	(1,146,317)

Balances at December 31, 2012	17,273,776	16,346,017	927,759	$6,509,267	$2,032,516	$(8,187,682)	$38,904,777	$53,591	$39,312,469

Balances at January 1, 2012	17,273,776	16,409,317	864,459	$6,509,267	$2,032,516	$(7,606,974)	$34,431,296	$(8,948)	$35,357,157

Redemption of stock	0	(18,900)	18,900	0	0	(176,606)	0	0	(176,606)

Other comprehensive income (loss):
Unrealized gains on securities, net of taxes	0	0	0	0	0	0	0	39,162	39,162

Net income for the three months ended
March 31, 2012	0	0	0	0	0	0	1,094,989	0	1,094,989

Dividends ($.07) per share	0	0	0	0	0	0	0	0	0

Balances at March 31, 2012	17,273,776	16,390,417	883,359	$6,509,267	$2,032,516	$(7,783,580)	$35,526,285	$30,214	$36,314,702

Balances at January 1, 2013	17,273,776	16,346,017	927,759	$6,509,267	$2,032,516	$(8,187,682)	$38,904,777	$53,591	$39,312,469

Redemption of stock	0			0	0		0	0	0

Other comprehensive income (loss):
Unrealized gains on securities, net of taxes	0	0	0	0	0	0	0	15,185	15,185

Net income for the three months ended
March 31, 2013	0	0	0	0	0	0	2,365,639	0	2,365.639

Dividends ($.07) per share	0	0	0	0	0	0	0	0	0

Balances at March 31, 2013	17,273,776	16,346,017	$927,759	$6,509,267	$2,032,516	$(8,187,682)	$41,270,416	$68,776	$41,693,293

LIFEWAY FOODS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 2013 and 2012 (Unaudited)

	(Unaudited)
	March 31,
	2013	2012

Cash flows from operating activities:
Net income	$2,365,639	$1,094,989
Adjustments to reconcile net income to net
cash flows from operating activities:
Depreciation and amortization	571,967	587,750
Loss (gain) on sale of investments, net	(64,335)	(17,985)
Deferred income taxes	(192,090)	(185,805)
Bad Debt Expense	51,819	6,384
(Increase) decrease in operating assets:
Accounts receivable	(3,244,063)	(526,979)
Other receivables	3,660	68,267
Inventories	(1,141,713)	(250,982)
Refundable income taxes	0	41,316
Prepaid expenses and other current assets	4,311	39,750
Increase (decrease) in operating liabilities:
Accounts payable	2,209,076	211,227
Accrued expenses	42,206	201,462
Income taxes payable	208,282	279,402
Net cash provided by operating activities	814,759	1,548,796

Cash flows from investing activities:
Purchases of investments	(1,271,516)	(318,123)
Proceeds from sale of investments	1,170,271	404,028
Redemption of certificates of deposits	200,000	0
Purchases of property and equipment	(324,608)	(231,243)
Net cash used in investing activities	(225,853)	(145,338)

Cash flows from financing activities:
Checks written in excess of bank balances	0	(258,594)
Purchases of treasury stock	0	(176,606)
Repayment of notes payable	(135,175)	(926,869)
Net cash used in financing activities	(135,175)	(1,362,069)

Net (decrease) increase in cash and cash equivalents	453,731	41,389

Cash and cash equivalents at the beginning of the period	2,286,226	1,115,150

Cash and cash equivalents at the end of the period	$2,739,957	$1,156,539

LIFEWAY FOODS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2013 and 2012
and December 31, 2012

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

Customer Concentration
Sales are predominately to companies in the retail food industry, located within the United States of America. Two major customers accounted for approximately 31 percent and 31 percent of gross sales for the three months ended March 31, 2013 and 2012, respectively.   These customers accounted for approximately 36 percent, 30 percent, and 30 percent of accounts receivable as of March 31, 2013, March 31, 2012, and December 31, 2012, respectively.

LIFEWAY FOODS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2013 and 2012
and December 31, 2012

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
March 31, 2013 and 2012
and December 31, 2012

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
March 31, 2013 and 2012
and December 31, 2012

Note 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – Continued

Treasury stock
Treasury stock is recorded using the cost method.

Advertising and promotional costs
The Company expenses advertising costs as incurred. For the three months ended March 31, 2013 and 2012 total advertising expenses were $606,398 and $755,666, respectively.

Earnings per common share
Earnings per common share were computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. For the three months ended March 31, 2013 and 2012, diluted and basic earnings per share were the same, as the effect of dilutive securities options outstanding was not significant.

Correction of Prior Year Amounts
Management has restated the unaudited statements of income and comprehensive income for interim period ending March 31, 2012.  During the period ending March 31, 2012, amounts related to costs of production of inventory were not presented as part of cost of goods sold and were erroneously included as general and administrative operation expenses in our previously issued financial statements (see Note 14).

There was no impact on previously reported income, consolidated balance sheets or consolidated statement of cash flows.

Note 3 – INTANGIBLE ASSETS

Intangible assets, and the related accumulated amortization, consist of the following:

	March 31, 2013		March 31, 2012		December 31, 2012
	Cost	Accumulated Amortization	Cost	Accumulated Amortization	Cost	Accumulated Amortization
Recipes	$43,600	$43,600	$43,600	$43,600	$43,600	$43,600
Customer lists and other customer related intangibles	4,504,200	2,137,640	4,504,200	1,666,438	4,504,200	2,025,736
Lease acquisition	87,200	87,200	87,200	87,200	87,200	87,200
Customer relationship	985,000	544,222	985,000	465,135	985,000	526,701
Trade names	2,248,000	915,936	2,248,000	766,068	2,248,000	878,469
Formula	438,000	292,000	438,000	248,200	438,000	281,050
	$8,306,000	$4,020,598	$8,306,000	$3,276,645	$8,306,000	$3,842,756

Amortization expense is expected to be approximately the following for the 12 months ending March 31:

2014	$711,367
2015	711,367
2016	711,367
2017	682,166
2018	667,567
Thereafter	801,568
$4,285,402

Amortization expense during the three months ended March 31, 2013 and 2012 was $177,842 and $188,705, respectively.

LIFEWAY FOODS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2013 and 2012
and December 31, 2012

Note 4 – INVESTMENTS

The cost and fair value of investments classified as available for sale are as follows:

March 31, 2013	Cost	Unrealized Gains	Unrealized Losses	Fair Value

Equities	$769,743	$126,498	$(8,861)	$887,380
Preferred Securities	100,005	0	(405)	99,600
Corporate Bonds	1,070,867	13,355	(8,859)	1,075,363
Total	$1,940,615	$139,853	$(18,125)	$2,062,343

March 31, 2012	Cost	Unrealized Gains	Unrealized Losses		Fair Value

Equities	$525,657	$77,348		$(3,519)	$599,486
Mutual Funds	56,840	959		(105)	57,694
Preferred Securities	189,452	10,950		(5,152)	195,250
Corporate Bonds	870,671	11,312		(10,577)	871,406
Total	$1,642,620	$100,569		$(19,353)	$1,723,836

December 31, 2012	Cost	Unrealized Gains	Unrealized Losses		Fair Value

Equities	$639,974	$90,875	$	(5,190)	$725,659
Corporate Bonds	1,135,064	16,212		(7,047)	1,144,229
Total	$1,775,038	$107,087	$	(12,237)	$1,869,888

Proceeds from the sale of investments were $1,170,271 and $404,028 for the three months ended March 31, 2013 and 2012, respectively.

Gross gains of $66,218 and $22,349 and gross losses of $1,882 and $4,364 were realized on these sales during the three months ended March 31, 2013 and 2012, respectively.

The following table shows the gross unrealized losses and fair value of the Company's investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2013 and 2012 and at December 31, 2012:

	Less Than 12 Months		12 Months or Greater		Total
March 31, 2013	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Equities	$138,409	$(6,916)	$33,371	$(1,945)	$171,780	$(8,861)
Preferred Securities	99,600	(405)	0	0	99,600	(405)
Corporate Bonds	519,549	$(8,075)	72,715	(784)	592,264	(8,859)
	$757,558	$(15,396)	$106,086	$(2,729)	$863,644	$(18,125)

LIFEWAY FOODS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2013 and 2012
and December 31, 2012

Note 4 – INVESTMENTS - Continued

	Less Than 12 Months			12 Months or Greater			Total
March 31, 2012	Fair Value	Unrealized Losses		Fair Value	Unrealized Losses		Fair Value	Unrealized Losses

Equities	$20,346	$	(1,535)	$3,184	$	(1,984)	$23,530	$	(3,519)
Mutual Funds	0		0	3,073		(105)	3,073		(105)
Preferred Securities	0		0	59,300		(5,152)	59,300		(5,152)
Corporate Bonds	262,923		(10,577)	0		0	262,923		(10,577)
	$283,269	$	(12,112)	$65,557	$	(7,241)	$348,826	$	(19,353)

	Less Than 12 Months			12 Months or Greater			Total
December 31, 2012	Fair Value	Unrealized Losses		Fair Value	Unrealized Losses		Fair Value	Unrealized Losses

Equities	$63,620	$	(3,745)	$21,910	$	(1,445)	$85,530	$	(5,190)
Corporate Bonds	301,229		(2,721)	193,930		(4,326)	495,159		(7,047)
	$364,849	$	(6,466)	$215,840	$	(5,771)	$580,689	$	(12,237)

Equities, Mutual Funds, Preferred Securities, and Corporate Bonds - The Company's investments in equity securities, mutual funds, preferred securities, and corporate bonds consist of investments in common stock, preferred stock and debt securities of companies in various industries. As of March 31, 2013, there were ten equity securities, one option on equity securities, one preferred equity security, and eight corporate bond securities that had unrealized losses. The Company evaluated the near-term prospects of the issuer in relation to the severity and duration of the impairment. Based on that evaluation and the Company's ability and intent to hold these investments for a reasonable period of time sufficient for a forecasted recovery of fair value, the Company did not consider any material investments to be other-than-temporarily impaired at March 31, 2013.

Note 5 – INVENTORIES

Inventories consist of the following:

	March 31,		December 31,
	2013	2012	2012
Finished goods	$2,785,838	$2,091,004	$2,462,548
Production supplies	3,025,400	2,082,194	2,599,668
Raw materials	1,269,661	1,032,259	876,970
Total inventories	$7,080,899	$5,205,457	$5,939,186

Note 6 – PROPERTY AND EQUIPMENT

Property and equipment consist of the following:
	March 31,		December 31,
	2013	2012	2012
Land	$1,178,160	$1,178,160	$1,178,160
Buildings and improvements	11,972,226	11,656,233	11,904,919
Machinery and equipment	15,865,429	14,777,420	15,185,204
Vehicles	1,350,608	1,347,228	1,346,078
Office equipment	429,013	404,905	411,773
Construction in process	167,775	111,039	612,468
	30,963,211	29,474,985	30,638,602
Less accumulated depreciation	16,045,951	14,443,621	15,651,826
Total property and equipment	$14,917,260	$15,031,364	$14,986,776

Depreciation expense during the three months ended March 31, 2013 and 2012 was $394,125 and $399,045, respectively.

LIFEWAY FOODS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2013 and 2012
and December 31, 2012

Note 7 – ACCRUED EXPENSES

Accrued expenses consist of the following:

	March 31,		December 31,
	2013	2012	2012
Accrued payroll and payroll taxes	$477,559	$490,137	$356,280
Accrued property tax	225,308	250,342	302,573
Other	495,016	14,708	496,824
	$1,197,883	$755,187	$1,155,677

Note 8 – NOTES PAYABLE

Notes payable consist of the following:

	March 31,		December 31
	2013	2012	2012

Note payable to Private Bank in monthly installments of $42,222, plus variable interest rate, currently at 2.709%, with a balloon payment for the remaining balance. Collateralized by substantially all assets of the Company. In May 2013, the Company refinanced this note under similar terms which extended the maturity date to May 31, 2018.	$5,238,889	$5,745,556	$5,365,556

Line of credit with Private Bank at variable interest rate, currently at 3.25%. The agreement has been extended with terms allowing borrowings up to $2.0 million. Collateralized by substantially all assets of the Company. In May 2013, the Company refinanced this Line of Credit. The agreement has been extended with terms allowing borrowings up to $5.0 million and matures on May 31, 2014.	0	250,000	0

Notes payable to Ford Credit Corp. payable in monthly installments of $1,778.23 at 5.99%, due July 2015, secured by transportation equipment.	46,291	64,200	50,871

Note payable to Fletcher Jones of Chicago, Ltd LLC in monthly installments of $1,768.57 at 6.653%, due May 24, 2017, secured by transportation equipment.	78,571	93,927	82,499
Total notes payable	5,363,751	6,153,683	5,498,926
Less current maturities	543,591	789,933	542,981
Total long-term portion	$4,820,160	$5,363,750	$4,955,945

In accordance with the Private Bank agreements referenced above, the Company is subject to minimum fixed charged ratio and tangible net worth thresholds.

Maturities of notes payables are as follows:

Twelve Months Ended March 31,

2014	$543,591
2015	544,573
2016	532,585
2017	526,879
2018	510,569
Thereafter	2,705,554
Total	$5,363,751

LIFEWAY FOODS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2013 and 2012
and December 31, 2012

Note 9 – COMMITMENTS AND CONTINGENCIES

The Company leases four stores for its Starfruit subsidiary. Total expense for these leases was approximately $59,205, $58,264 and $379,348 for the three months ended March 31, 2013 and 2012 and for the year ended December 31, 2012, respectively. The Company is also responsible for additional rent equal to real estate taxes and other operating expenses. Future annual minimum base rental payments for the leases as of March 31, 2013 are approximately as follows:

2014	$100,969
2015	44,469
2016	45,802
2017	47,176
2018	48,591
Thereafter	37,257
Total	$324,264

Note 10 – PROVISION FOR INCOME TAXES

The provision for income taxes consists of the following:

	For the Three Months Ended
	March 31,
	2013	2012
Current:
Federal	$1,176,711	$633,372
State and local	426,571	312,346
Total current	1,603,282	945,718
Deferred	(192,090)	(185,805)
Provision for income taxes	$1,411,192	$759,913

A reconciliation of the provision for income taxes and the income tax computed at the statutory rate is as follows:

	For the Three Months Ended
	March 31,
	2013		2012
	Amount	Percentage	Amount	Percentage
Federal income tax expense computed at the statutory rate	$1,284,123	34.0%	$630,667	34.0%
State and local tax expense, net	281,160	7.4%	215,169	11.6%
U.S. domestic manufacturers’ deduction & other permanent differences	(154,091)	(4.0)%	(52,493)	(2.8)%
Change in tax estimate	0	0.0%	(33,430)	(1.8)%
Provision for income taxes	$1,411,192	37.4%	$759,913	41.0%

LIFEWAY FOODS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2013 and 2012
and December 31, 2012

Note 10 – PROVISION FOR INCOME TAXES - Continued

Amounts for deferred tax assets and liabilities are as follows:

	March 31,			December 31,
	2013	2012		2012
Non-current deferred tax assets (liabilities) arising from: Temporary differences -
Accumulated depreciation and amortization
from purchase accounting adjustments	$(3,017,346)	$	(3,562,647)	$	(3,164,716)
Capital loss carry-forwards	108,212		167,690		136,198
Total non-current net deferred tax liabilities	(2,909,134)		(3,394,957)		(3,028,518)
Current deferred tax assets arising from:
Unrealized losses (gain) on investments	(52,952)		(35,329)		(41,260)
Inventory	316,028		232,324		265,072
Allowance for doubtful accounts and discounts	32,625		4,350		10,875
Allowance for promotions	0		65,249		0
Capital loss carry-back	0		91,369		0
Total current deferred tax assets	295,701		357,963		234,687
Net deferred tax liability	$(2,613,433)	$	(3,036,994)	$	(2,793,831)

Note 11 – SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for interest and income taxes are as follows:

	For the Three Months Ended
	March 31,
	2013	2012
Interest	$36,326	$64,172
Income taxes	$1,395,093	$625,055

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

As of December 31, 2012 and at March 31, 2013 and 2012, there were no stock options outstanding or exercisable. There were approximately 940,000 shares available for issuance under the Plan at March 31, 2013.

LIFEWAY FOODS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2013 and 2012
and December 31, 2012

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

Following is a description of the valuation methodologies used for assets measured at fair value. There have been no changes in the methodologies used as of March 31, 2013 and 2012.

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
March 31, 2013 and 2012
and December 31, 2012

Note 13 – FAIR VALUE MEASUREMENTS – Continued

The following table sets forth by level, within the fair value hierarchy, the Company’s financial assets at fair value as of March 31, 2013 and 2012 and for the year ended December 31, 2012. Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement:

	Assets and Liabilities at Fair Value as of March 31, 2013
	Level 1	Level 2	Level 3	Total
Cash	$2,739,957	$0	$0	$2,739,957
Certificate of Deposits	0	237,175	0	237,175
Stocks	887,380	0	0	887,380
Preferred Securities	99,600	0	0	99,600
Corporate Bonds	0	1,075,363	0	1,075,363
Notes Payable	0	5,363,751	0	5,363,751

	Assets and Liabilities at Fair Value as of March 31, 2012
	Level 1	Level 2	Level 3	Total

Cash	$1,156,540	$0	$0	$823,093
Mutual Funds:	0	0	0	0
Equity Income	57,694	0	0	57,694
Bonds	0	0	0	0
Certificate of Deposits	0	280,482	0	280,482
Stocks	599,486	0	0	599,486
Preferred Stock	195,250	0	0	195,250
Corporate Bonds	0	871,406	0	871,406
Notes Payable	0	6,153,683	0	6,153,683

	Assets and Liabilities as Fair Value as of December 31, 2012
	Level 1	Level 2	Level 3	Total
Cash	$2,286,226	$0	$0	$2,286,226
Certificate of Deposits	0	439,982	0	439,982
Stocks	725,670	0	0	725,670
Corporate Bonds	0	1,144,229	0	1,144,229
Notes Payable	0	5,498,926	0	5,498,926

The Company’s financial assets and liabilities also include accounts receivable, other receivables and, accounts payable for which carrying value approximates fair value. All such assets are valued using level 2 inputs.

Note 14 – RESTATEMENT OF 2012 QUARTERLY CONSOLIDATED FINANCIAL STATEMENT

The consolidated statements of income for the year-to-date period ended March 31, 2012, that were previously included in our Quarterly Reports on Forms 10-Q filed in 2012, were restated as a result of erroneous presentation of production activity within general and administrative operating expenses.

These restatements result in increases in cost of goods sold and corresponding decreases in general and administrative operating expenses. These restatements had no impact on our previously reported net income, condensed consolidated balance sheets or consolidated statements of cash flows.

As detailed in the table below, these restatements impact the following consolidated statement of income line items:

	(Unaudited) Three Months Ended March 31, 2012
	As Previously Reported	Adjustment	As Restated
Income Statement
Net Sales	$19,397,197	$—	$19,397,197
COGS	$12,637,386	$668,381	$13,305,767
Gross Profit	$6,759,811	$(668,381)	$6,091,430
Operating Expenses	$4,887,281	$(668,381)	$4,218,900
Income from Operations	$1,872,530	$—	$1,872,530

LIFEWAY FOODS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2013 and 2012
and December 31, 2012

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

Note 17 – SUBSEQUENT EVENT

On May 15, 2013, the Company entered into an agreement to acquire the Golden Guernsey dairy plant in Waukesha, WI.   The acquisition will increase the production capacity of Lifeway by approximately 170,000 square feet.   The purchase price is approximately $7.4 million and the acquisition is expected to close on June 10, 2013.

ITEM 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Comparison of Quarter Ended March 31, 2013 to Quarter Ended March 31, 2012

The following analysis should be read in conjunction with the unaudited financial statements of the Company and related notes included elsewhere in this quarterly report and the audited financial statements and Management’s Discussion and Analysis contained in our Form 10-K, for the fiscal year ended December 31, 2012.

Results of Operations

Total consolidated gross sales increased by $6,044,725 (approximately 28%) to $27,590,621 during the three-month period ended March 31, 2013 from $21,545,896 during the same three-month period in 2012.  This increase is primarily attributable to increased sales and awareness of the Company’s flagship line, Kefir, as well as ProBugs® Organic Kefir for kids and BioKefir™.

Total consolidated net sales increased by $4,989,833 (approximately 26%) to $24,387,030 during the three-month period ended March 31, 2013 from $19,397,197 during the same three-month period in 2012.  Net sales are recorded as gross sales less promotional activities such as slotting fees paid, couponing, spoilage and promotional allowances as well as early payment terms given to customers. The total allowance for promotions and discounts during the three-month period ended March 31, 2013 was $3,203,591 or 12% of gross sales, compared to the total allowance for promotions and discounts during the three-month period ended March 31, 2012 of $2,148,699 or 10% of gross sales.

Cost of goods sold as a percentage of net sales, excluding depreciation expense, were approximately 63% during the first quarter of 2013, compared to approximately 67% during the same period in 2012. The decrease was primarily attributable to the decreased cost of conventional milk, the Company’s largest raw material.  The total cost of milk was approximately 5% lower during the first quarter 2013 when compared to the same period in 2012.

Operating expenses as a percentage of net sales were approximately 20% during the first quarter of 2013, compared to approximately 22% during the same period in 2012.  This was primarily attributable to an increase in selling related expenses, which increased by $91,599, (approximately 3%) to $2,813,572 during the first quarter of 2013, from $2,721,973 during the same period in 2012.

The company reported income from operations of $3,730,517 during the first quarter of 2013, an improvement of $1,857,986 from $1,872,530 during the same period in 2012.

Provision for income tax was $1,411,192, or a 37% effective rate for the first quarter of 2013 compared to a provision for income tax of 759,913, or a 41% effective tax rate during the same period in 2012.  Income taxes are discussed in Note 10 to the Notes to the Financial Statements.

Total net income was $2,365,638 or $0.14 per diluted share for the three-month period ended March 31, 2013 compared to $1,094,989 or $0.07 per diluted share in the same period in 2012.

Liquidity and Capital Resources

Sources and Uses of Cash

Net cash provided by operating activities was $814,758 during the three-months ended March 31, 2013 compared to net cash provided by operating activities of $1,548,796 in the same period in 2012.  This decrease is primarily attributable to the increase of $1,997,849 in accounts payable in the first quarter of 2013 as compared to the prior year first quarter.

Net cash used in investing activities was $225,853 during the three-months ended March 31, 2013 compared to net cash used in investing activities of $145,338 in the same period in 2012. This decrease is primarily due to a increase in purchases of investments of $953,393 in the first quarter of 2013.

The Company had a net increase of cash and cash equivalents of $1,583,418 during the three month period ended March 31, 2013 compared to the same period in 2012 and an increase of  $453,730 as compared to the December 31, 2012 cash and cash equivalent balance.  The Company had cash and cash equivalents of $2,739,956 as of March 31, 2013 compared to cash and cash equivalents of $1,156,539 as of March 31, 2012.

Assets and Liabilities

Total assets were $58,092,455 as of March 31, 2013, which is an increase of $6,263,612 when compared to March 31, 2012.  This is primarily due to accounts receivable, net of allowance for doubtfulaccounts and discounts of $11,915,981 as of March 31, 2013, which is an increase of $ 3,431,610 when compared to March 31, 2012.

Total current liabilities were $8,669,868 as of March 31, 2013, which is an increase of $1,914,434 when compared to March 31, 2012. This is primarily due to a $1,868,335 increase in accounts payable.

Notes payable decreased by $543,590 as of March 31, 2013, when compared to March 31, 2012.  The balance of the notes payable as of March 31, 2013 was $4,820,160.

Total stockholder’s equity was $41,693,293 as of March 31, 2013, which is an increase of $5,378,591 when compared to March 31, 2012.  This is primarily due the increase in retained earnings of $5,744,131 when compared to March 31, 2012.

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

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of March 31, 2013 in ensuring that information required to be disclosed by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified under the Exchange Act rules and forms due to the material weakness described below. As a result, we performed additional analysis and other post-closing procedures to ensure our consolidated financial statements were prepared in accordance with generally accepted accounting principles. Accordingly, management believes the consolidated financial statements included in this Form 10-Q fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented.

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

Management has evaluated the effectiveness of our internal control over financial reporting as of March 31, 2013. In making the assessment, management used the framework in “Internal Control –Integrated Framework” promulgated by the Committee of Sponsoring Organizations of the Treadway Commission, commonly referred to as the “COSO” criteria. Based on that assessment, our principal executive officer and principal financial and accounting officer concluded that our internal control over financial reporting was not effective as of March 31, 2013 because a material weakness existed in our internal control over financial reporting related to the classification of certain costs and expenses. Specifically, the Company and its auditors determined during the audit of our financial statements that, in connection with the preparation of the Company's Annual Report on Form 10-K for fiscal year ended December 31, 2012, certain post-closing adjustments were required with respect to our classification of certain direct manufacturing costs from general and administrative to cost of goods sold, primarily consisting of utilities, wage related expenses and overhead.

As a result, we performed additional analysis and other post-closing procedures to ensure our consolidated financial statements were prepared in accordance with generally accepted accounting principles. Accordingly, management believes the consolidated financial statements included in this Form 10-Q fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented. This quarterly report on Form 10-Q does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.

Remediation of Material Weakness

In light of the material weakness described above, we took steps to remediate our material weakness. Management enhanced the review process by improving real time general ledger monitoring and wage detail in the financial statement functionality of our accounting software, allowing for improved internal review of the source information which goes in to the completion of the financial statements. More specifically, management has focused on improving specific coding of direct expenses as compared to general and administrative expenses.

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

Changes in Internal Control over Financial Reporting

Except as discussed above there were no changes in our internal control over financial reporting that occurred during the first quarter of 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS.

Lifeway is not party to any material pending legal proceedings. Lifeway is from time to time engaged in litigation matters arising in the ordinary course of business none of which presently is expected to have a material adverse effect on its business results or operations.

ITEM 1A.   RISK FACTORS.

Not applicable.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

PURCHASES OF THE COMPANY’S SECURITIES
Period	(a) Total Numbers of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
October 1 to October 31, 2012	0	$0	0	146,200
November 1 to November 30, 2012	0	$0	0	146,200
December 1 to December 31, 2012	0	$0	0	146,200
Total	0	$0	0	146,200

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

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 5.     OTHER INFORMATION.

On May 14, 2013 the Company,  The Private Bank and Trust Company (the “Bank”), Fresh Made, Inc. (“Fresh Made”), Helios Nutrition Limited (“Helios”), Pride of Main Street Dairy, LLC (“Pride”) and Starfruit, LLC (“Starfruit” and together with Fresh Made, Helios and Pride, the “Subsidiaries”) entered into a Seventh Modification ( the “Seventh Modification”) of that certain Loan and Security Agreement dated as of February 6, 2009 by and among the Company, the Bank, and the Subsidiaries, as amended by that certain First Modification to Loan and Security Agreement dated as of August 13, 2009, as amended by that certain Second Modification to Loan and Security Agreement dated as of November 12, 2009, as amended by that certain Third Modification to Loan and Security Agreement dated as of February 6, 2010, as amended by that certain Fourth Modification to Loan and Security Agreement dated as of April 20, 2011, as amended by that certain Fifth Modification to Loan and Security Agreement dated as of June 20, 2011, and as amended by that certain Sixth Modification to Loan and Security Agreement dated as of June 13, 2012 (as modified and amended, the “Loan Agreement”). Pursuant to the Seventh Modification, (i) the Revolving Loan Maturity Date is extended from May 31, 2013 to May 31, 2014, (ii) the Revolving Loan Commitment is increased to $5,000,000 from $3,000,000, (iii) the Term Loan Maturity Date is extended from February 6, 2014 to May 31, 2018.

ITEM 6.     EXHIBITS.

3.1	Articles of Incorporation, as amended.

10.1
Seventh Modification to Loan and Security Agreement dated May 14, 2013, by and among The PrivateBank and Trust Company, Lifeway Foods, Inc., Fresh Made, Inc., Helios Nutrition Limited, Pride of Main Street Dairy, LLC and Starfruit, LLC.

31.1	Officer’s Certificate Pursuant to 15 U.S.C. 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Officer’s Certificate Pursuant to 15 U.S.C. 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Press Release dated May 15, 2013.

101	Interactive Data Files.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIFEWAY FOODS, INC.

Date: May 15, 2013	By:	/s/ Julie Smolyansky
Julie Smolyansky
Chief Executive Officer, President, and Director

Date: May 15, 2013	By:	/s/ Edward P. Smolyansky
Edward P. Smolyansky
Chief Financial and Accounting Officer, Treasurer, Chief Operating Officer and Secretary

INDEX OF EXHIBITS

3.1	Articles of Incorporation, as amended.

10.1
Seventh Modification to Loan and Security Agreement dated May 14, 2013, by and among The PrivateBank and Trust Company, Lifeway Foods, Inc., Fresh Made, Inc., Helios Nutrition Limited, Pride of Main Street Dairy, LLC and Starfruit, LLC.

31.1	Officer’s Certificate Pursuant to 15 U.S.C. 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Officer’s Certificate Pursuant to 15 U.S.C. 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Press Release dated May 15, 2013.

101	Interactive Data Files.