Form 10-Q
period 2013-06-30
LIFEWAY FOODS INC
filed 2013-08-14
CIK 814586

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  June 30, 2013

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

As of August 8, 2013, 16,386,017 shares of the registrant’s common stock, no par value, were outstanding.

LIFEWAY FOODS, INC.

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

LIFEWAY FOODS, INC. AND SUBSIDIARIES
Consolidated Statements of Financial Condition
June 30, 2013 and 2012 (Unaudited) and December 31, 2012

	(Unaudited) June 30,		December 31,
	2013	2012	2012
ASSETS

Current assets
Cash and cash equivalents	$4,939,948	$2,000,325	$2,286,226
Investments	2,483,673	1,867,234	1,869,888
Certificates of deposits in financial institutions	115,373	300,000	450,000
Inventories	7,807,150	5,426,715	5,939,186
Accounts receivable, net of allowance for doubtful
accounts and discounts	9,911,305	9,486,141	8,723,737
Prepaid expenses and other current assets	31,797	96,860	97,138
Other receivables	5,400	104,009	8,825
Deposits	580,974
Deferred income taxes	391,139	512,260	234,687
Refundable income taxes	28,123	0	84,828
Total current assets	$26,294,882	$19,793,544	$19,694,515

Property and equipment, net	14,718,760	14,865,789	14,986,776

Intangible assets
Goodwill and other non-amortizable brand assets	14,068,091	14,068,091	14,068,091
Other intangible assets, net of accumulated amortization of $4,198,439 and $3,465,349 at June 30, 2013 and 2012 and $3,842,756 at
December 31, 2012, respectively	4,107,561	4,840,652	4,463,242
Total intangible assets	18,175,652	18,908,743	18,531,333

Other Assets
Long-term accounts receivable net of current portion	280,000	191,590	294,000
Total assets	$59,469,294	$53,759,666	$53,506,624

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Checks written in excess of bank balances	$0	$711,597	$0
Current maturities of notes payable	545,494	540,478	542,981
Accounts payable	7,166,377	4,769,851	4,256,725
Accrued expenses	1,094,820	593,412	1,155,677
Accrued income taxes	1,224,115	1,639,515	254,311
Total current liabilities	10,030,806	8,254,853	6,209,694

Notes payable	4,726,472	5,228,395	4,955,945

Deferred income taxes	3,018,629	3,240,826	3,028,518

Total liabilities	17,775,907	16,724,074	14,194,157

Stockholders' equity
Common stock, no par value; 40,000,000 shares authorized; 17,273,776 shares issued; 16,346,017 shares outstanding at June 30, 2013; 17,273,776 shares issued; 16,372,217 shares outstanding at June 30, 2012; 17,273,776 shares issued; 16,346,017 shares outstanding at December 31, 2012	6,509,267	6,509,267	6,509,267

Paid-in-capital	2,032,516	2,032,516	2,032,516
Treasury stock, at cost	(8,187,682)	(7,947,418)	(8,187,682)
Retained earnings	41,366,495	36,429,095	38,904,777
Accumulated other comprehensive income (loss), net of taxes	(27,209)	12,132	53,591
Total stockholders' equity	41,693,387	37,035,592	39,312,469

Total liabilities and stockholders' equity	$59,469,294	$53,759,666	$53,506,626

LIFEWAY FOODS, INC. AND SUBSIDIARIES
Consolidated Statements of Income and Comprehensive Income
June 30, 2013 and 2012 (Unaudited)

	(Unaudited) Three Months Ended June 30,				(Unaudited) Six Months Ended June 30,
	2013		2012		2013		2012

Sales	$25,838,058		$22,713,958		$53,428,680		$44,259,854
Less: discounts and allowances	(2,760,174)		(2,160,578)		(5,963,765)		(4,309,276)
Net Sales	23,077,884	23,077,884	20,553,380	20,553,380	47,464,915	47,464,915	39,950,578	39,950,578

Cost of goods sold		15,058,461		12,522,609		30,607,446		25,429,331
Depreciation expense		421,707		413,109		815,832		812,154

Total cost of goods sold		15,480,168		12,935,718		31,423,278		26,241,485

Gross profit		7,597,716		7,617,662		16,041,637		13,709,093

Selling expenses		2,876,635		2,622,275		5,514,354		5,326,515
General and administrative		2,057,581		1,679,931		3,955,425		3,005,886
Amortization expense		177,842		188,705		355,683		377,409

Total Operating Expenses		5,112,058		4,490,911		9,825,462		8,709,810

Income from operations		2,485,658		3,126,751		6,216,175		4,999,283

Other income (expense):
Interest and dividend income		30,622		24,478		45,631		36,049
Rental income		3,389		3,018		6,658		6,017
Interest expense		(37,424)		(43,918)		(73,723)		(94,103)
Gain (loss) on sale of investments, net, reclassified from OCI		56,944		4,406		121,280		22,390
Other income		10,229		0		10,229		0
Total other income (expense)		63,760		(12,016)		110,075		(29,647)

Income before provision for income taxes		2,549,418		3,114,735		6,326,250		4,969,636

Provision for income taxes		1,145,478		1,065,607		2,556,671		1,825,520

Net income		$1,403,940		$2,049,128		$3,769,579		$3,144,116

Basic and diluted earnings per common share		0.09		0.13		0.23		0.19

Weighted average number of shares outstanding		16,346,017		16,376,601		16,346,017		16,389,674

COMPREHENSIVE INCOME

Net income		$1,403,940		$2,049,128		3,769,579		$3,144,116

Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on investments (net of tax)		(63,811)		(15,593)		(12,277)		33,730
Less reclassification adjustment for (gains) losses included in net income (net of taxes)		(32,174)		(2,489)		(68,523)		(12,650)

Comprehensive income		$1,307,955		$2,031,046		$3,688,779		$3,165,196

LIFEWAY FOODS, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders’ Equity
For the Six Months Ended June 30, 2013 and 2012 (Unaudited)
and For the Year Ended December 31, 2012

	Common Stock, No Par Value 40,000,000 Shares Authorized		# of Shares of					Accumulated Other Comprehensive
	# of Shares Issued	# of Shares Outstanding	Treasury Stock	Common Stock	Paid In Capital	Treasury Stock	Retained Earnings	Income (Loss), Net of Tax	Total

Balances at December 31, 2011	17,273,776	16,409,317	864,459	$6,509,267	$2,032,516	$(7,606,974)	$34,431,296	$(8,948)	$35,357,157

Redemption of stock	0	(63,300)	63,300	0	0	(580,708)	0	0	(580,708)

Other comprehensive income (loss):
Unrealized gains on securities, net of taxes	0	0	0	0	0	0	0	62,539	62,539

Net income for the year ended December 31, 2012	0	0	0	0	0	0	5,619,798	0	5,619,798

Dividends ($.07) per share	0	0	0	0	0	0	(1,146,317)	0	(1,146,317)

Balances at December 31, 2012	17,273,776	16,346,017	927,759	$6,509,267	$2,032,516	$(8,187,682)	$38,904,777	$53,591	$39,312,469

Balances at January 1, 2012	17,273,776	16,409,317	864,459	$6,509,267	$2,032,516	$(7,606,974)	$34,431,296	$(8,948)	$35,357,157

Redemption of stock	0	(37,100)	37,100	0	0	(340,444)	0	0	(340,444)

Other comprehensive income (loss):
Unrealized gains on securities, net of taxes	0	0	0	0	0	0	0	21,080	21,080

Net income for the six months ended June 30, 2012	0	0	0	0	0	0	3,144,116	0	3,144,116

Dividends ($.07) per share	0	0	0	0	0	0	(1,146,317)	0	(1,146,317)

Balances at June 30, 2012	17,273,776	16,372,217	901,559	$6,509,267	$2,032,516	$(7,947,418)	$36,429,095	$12,132	$37,035,592

Balances at January 1, 2013	17,273,776	16,346,017	927,759	$6,509,267	$2,032,516	$(8,187,682)	$38,904,777	$53,591	$39,312,469

Other comprehensive income (loss):
Unrealized gains on securities, net of taxes	0	0	0	0	0	0	0	(80,800)	(80,800)

Net income for the six months ended June 30, 2013	0	0	0	0	0	0	3,769,579	0	3,769,579

Dividends ($.08) per share	0	0	0	0	0	0	(1,307,861)	0	(1,307,861)

Balances at June 30, 2013	17,273,776	16,346,017	927,759	$6,509,267	$2,032,516	$(8,187,682)	$41,366,495	$(27,209)	$41,693,387

LIFEWAY FOODS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2013 and 2012 (Unaudited)

	(Unaudited)
	June 30,
	2013	2012

Cash flows from operating activities:
Net income	$3,769,579	$3,144,116
Adjustments to reconcile net income to net
cash flows from operating activities:
Depreciation and amortization	1,171,515	1,189,563
Loss (gain) on sale of investments, net	(121,280)	(22,390)
Deferred income taxes	(104,133)	(480,311)
Bad Debt Expense	26,819	172,303
(Increase) decrease in operating assets:
Accounts receivable	(1,211,015)	(1,610,208)
Other receivables	3,425	120,195
Inventories	(1,867,964)	(472,240)
Refundable income taxes	56,705	41,316
Prepaid expenses and other current assets	(515,633)	(17,230)
Increase (decrease) in operating liabilities:
Accounts payable	2,909,652	383,612
Accrued expenses	(60,857)	39,687
Income taxes payable	969,804	1,639,515
Net cash provided by operating activities	5,026,617	4,127,928

Cash flows from investing activities:
Purchases of investments	(2,573,721)	(743,675)
Proceeds from sale of investments	1,948,839	658,233
Redemption of certificates of deposits	334,627	0
Purchases of property and equipment	(547,819)	(478,428)
Net cash used in investing activities	(838,074)	(563,870)

Cash flows from financing activities:
Checks written in excess of bank balances	---	119,557
Purchases of treasury stock	---	(340,444)
Dividends paid	(1,307,861)	(1,146,317)
Repayment of notes payable	(226,960)	(1,311,679)
Net cash used in financing activities	(1,534,821)	(2,678,883)

Net (decrease) increase in cash and cash equivalents	2,653,722	885,175

Cash and cash equivalents at the beginning of the period	2,286,226	1,115,150

Cash and cash equivalents at the end of the period	$4,939,948	$2,000,325

LIFEWAY FOODS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2013 and 2012
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

Note 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of the significant accounting policies applied in the preparation of the accompanying financial statements follows:

Basis of presentation
The accompanying unaudited financial statements of the Company have been prepared in accordance with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by general accepted accounting principles for complete financial statements. However, such information reflects all adjustments (consisting of normal recurring adjustments), which are, in the opinion of Management, necessary for fair statement of results for the interim periods.  The unaudited Consolidated Financial Statements contained in this Quarterly Report should be read in conjunction with the Consolidated Financial Statements contained in our 2012 Annual Report on Form 10-K.

Principles of consolidation
The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Helios Nutrition, Ltd., Pride of Main Street, L.L.C., Starfruit, L.L.C., Fresh Made, Inc. and Starfruit Franchisor, L.L.C., Lifeway First Juice, Inc., First Juice, Inc. and Lifeway Wisconsin, Inc.  All significant intercompany accounts and transactions have been eliminated.

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

Customer Concentration
Sales are predominately to companies in the retail food industry, located within the United States of America. Two major customers accounted for approximately 35 percent and 36 percent of gross sales for the six months ended June 30, 2013 and 2012, respectively. These customers accounted for approximately 25 percent, 30 percent, and 33 percent of accounts receivable as of June 30, 2013,  June 30, 2012, and December 31, 2012, respectively.

LIFEWAY FOODS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2013 and 2012
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
June 30, 2013 and 2012
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
June 30, 2013 and 2012
and December 31, 2012

Note 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – Continued

Treasury stock
Treasury stock is recorded using the cost method.

Advertising and promotional costs
The Company expenses advertising costs as incurred. For the six months ended June 30, 2013 and 2012 total advertising expenses were $1,308,306 and $1,320,326,  respectively.

Earnings per common share
Earnings per common share were computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. For the six months ended June 30, 2013 and 2012, diluted and basic earnings per share were the same, as the effect of dilutive securities options outstanding was not significant.

Correction of Prior Year Amounts
Management has restated the unaudited statements of income and comprehensive income for interim period ending June 30, 2012. During the period ending June 30, 2012, amounts related to costs of production of inventory were not presented as part of cost of goods sold and were erroneously included as general and administrative operation expenses in our previously issued financial statements (see Note 14).

There was no impact on previously reported income, consolidated balance sheets or consolidated statement of cash flows.

Note 3 – INTANGIBLE ASSETS

Intangible assets, and the related accumulated amortization, consist of the following:

	June 30, 2013		June 30, 2012		December 31, 2012
	Cost	Accumulated Amortization	Cost	Accumulated Amortization	Cost	Accumulated Amortization
Recipes	$43,600	$43,600	$43,600	$43,600	$43,600	$43,600
Customer lists and other customer related intangibles	4,504,200	2,249,544	4,504,200	1,786,212	4,504,200	2,025,736
Lease acquisition	87,200	87,200	87,200	87,200	87,200	87,200
Customer relationship	985,000	561,743	985,000	485,652	985,000	526,701
Trade names	2,248,000	953,402	2,248,000	803,535	2,248,000	878,469
Formula	438,000	302,950	438,000	259,150	438,000	281,050
	$8,306,000	$4,198,439	$8,306,000	$3,465,349	$8,306,000	$3,842,756

Amortization expense is expected to be approximately the following for the 12 months ending June 30:

2014	$711,367
2015	711,367
2016	711,367
2017	671,217
2018	657,567
Thereafter	644,676
$4,107,561

Amortization expense during the six months ended June 30, 2013 and 2012 was $355,683 and $377,409, respectively.

LIFEWAY FOODS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2013 and 2012
and December 31, 2012

Note 4 – INVESTMENTS

The cost and fair value of investments classified as available for sale are as follows:

June 30, 2013	Cost	Unrealized Gains	Unrealized Losses	Fair Value

Equities	$893,998	$83,082	$(39,910)	$937,170
Mutual Funds	17,803	0	(209)	17,594
Preferred Securities	403,300	40	(26,030)	377,310
Corporate Bonds	1,216,728	5,100	(70,230)	1,151,598
Total	$2,531,829	$88,222	$(136,379)	$2,483,672

June 30, 2012	Cost	Unrealized Gains	Unrealized Losses	Fair Value

Equities	$642,977	$74,414	$(10,644)	$706,747
Mutual Funds	56,872	2,097	(237)	58,732
Preferred Securities	0	0	0	0
Corporate Bonds	1,118,173	9,483	(25,901)	1,101,755
Total	$1,818,022	$85,994	$(36,782)	$1,867,234

December 31, 2012	Cost	Unrealized Gains	Unrealized Losses	Fair Value

Equities	$639,974	$90,875	$(5,190)	$725,659
Corporate Bonds	1,135,064	16,212	(7,047)	1,144,229
Total	$1,775,038	$107,087	$(12,237)	$1,869,888

Proceeds from the sale of investments were $1,948,839 and $658,233 for the six months ended June 30, 2013 and 2012, respectively.

Gross gains of $151,472 and $37,405 and gross losses of $30,192 and $15,014 were realized on these sales during the six months ended June 30, 2013 and 2012, respectively.

The following table shows the gross unrealized losses and fair value of the Company's investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2013 and 2012 and at December 31, 2012:

	Less Than 12 Months		12 Months or Greater		Total
June 30, 2013	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Equities	$455,403	$(39,910)	$0	$0	$455,403	$(39,910)
Mutual Funds	17,594	(209)	0	0	17,594	(209)
Preferred Securities	302,265	(26,030)	0	0	302,265	(26,030)
Corporate Bonds	876,607	(60,701)	115,691	(9,529)	992,298	(70,230)
	$1,651,869	$126,850	$115,691	$(9,529)	$1,767,560	$(136,379)

LIFEWAY FOODS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2013 and 2012
and December 31, 2012

Note 4 – INVESTMENTS - Continued

	Less Than 12 Months		12 Months or Greater		Total
June 30, 2012	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Equities
Equities	$57,963	$(6,972)	$76,496	$(3,673)	$134,459	$(10,645)
Mutual Funds	0	0	2,952	(237)	2,952	(237)
Preferred Securities	0	0	0	0	0	0
Corporate Bonds	547,884	(22,864)	49,090	(3,037)	596,974	(25,901)
	$605,847	$(29,836)	$128,538	$(6,647)	$734,385	$(36,783)

	Less Than 12 Months		12 Months or Greater		Total
December 31, 2012	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Equities Equities	$63,620	$(3,745)	$21,910	$(1,445)	$85,530	$(5,190)
Corporate Bonds	301,229	(2,721)	193,930	(4,326)	495,159	(7,047)
	$364,849	$(6,466)	$215,840	$(5,771)	$580,689	$(12,237)

Equities, Mutual Funds, Preferred Securities, and Corporate Bonds - The Company's investments in equity securities, mutual funds, preferred securities, and corporate bonds consist of investments in common stock, preferred stock and debt securities of companies in various industries. As of June 30, 2013, three corporate bond securities that had unrealized losses. The Company evaluated the near-term prospects of the issuer in relation to the severity and duration of the impairment. Based on that evaluation and the Company's ability and intent to hold these investments for a reasonable period of time sufficient for a forecasted recovery of fair value, the Company did not consider any material investments to be other-than-temporarily impaired at June 30, 2013.

Note 5 – INVENTORIES

Inventories consist of the following:

	June 30,		December 31,
	2013	2012	2012
Finished goods	$2,977,298	$2,264,409	$2,462,548
Production supplies	3,321,484	2,014,097	2,599,668
Raw materials	1,508,368	1,148,209	876,970
Total inventories	$7,807,150	$5,426,715	$5,939,186

Note 6 – PROPERTY AND EQUIPMENT

Property and equipment consist of the following:
	June 30,		December 31,
	2013	2012	2012
Land	$1,178,160	$1,178,160	$1,178,160
Buildings and improvements	12,220,693	11,684,498	11,904,919
Machinery and equipment	16,007,943	15,070,709	15,185,204
Vehicles	1,350,608	1,379,590	1,346,078
Office equipment	429,013	409,561	411,773
Construction in process	0	0	612,468
	31,186,417	29,722,518	30,638,602
Less accumulated depreciation	16,467,657	14,856,729	15,651,826
Total property and equipment	$14,718,760	$14,865,789	$14,986,776

Depreciation expense during the three months ended June 30, 2013 and 2012 was $815,832 and $812,154, respectively.

LIFEWAY FOODS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2013 and 2012
and December 31, 2012

Note 7 – ACCRUED EXPENSES

Accrued expenses consist of the following:

	June 30,		December 31,
	2013	2012	2012
Accrued payroll and payroll taxes	$235,918	$265,488	$356,280
Accrued property tax	311,376	311,543	302,573
Other	547,526	16,381	496,824
	$1,094,820	$593,412	$1,155,677

Note 8 – NOTES PAYABLE

Notes payable consist of the following:

	June 30,		December 31
	2013	2012	2012

Note payable to Private Bank in monthly installments of $42,222, plus variable interest rate, currently at 2.709%, with a balloon payment for the remaining balance. Collateralized by substantially all assets of the Company. In May 2013, the Company refinanced this note under similar terms which extended the maturity date to May 31, 2018.	$5,154,445	$5,618,889	$5,365,556

Line of credit with Private Bank at variable interest rate, currently at 3.25%. The agreement has been extended with terms allowing borrowings up to $2.0 million. Collateralized by substantially all assets of the Company. In May 2013, the Company refinanced this Line of Credit. The agreement has been extended with terms allowing borrowings up to $5.0 million and matures on May 31, 2014.	0	0	0

Notes payable to Ford Credit Corp. payable in monthly installments of $1,778.23 at 5.99%, due July 2015, secured by transportation equipment.	41,641	59,825	50,871

Note payable to Fletcher Jones of Chicago, Ltd LLC in monthly installments of $1,768.57 at 6.653%, due May 24, 2017, secured by transportation equipment.	75,880	90,159	82,499
Total notes payable	5,271,966	5,768,873	5,498,926
Less current maturities	545,494	540,478	542,981
Total long-term portion	$4,726,472	$5,228,395	$4,955,945

In accordance with the Private Bank agreements referenced above, the Company is subject to minimum fixed charged ratio and tangible net worth thresholds.

Maturities of notes payables are as follows:

For the Period Ended June 30,

2014	$545,494
2015	545,185
2016	527,653
2017	525,856
2018	3,127,778
Total	$5,271,966

LIFEWAY FOODS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2013 and 2012
and December 31, 2012

Note 9 – COMMITMENTS AND CONTINGENCIES

The Company leases four stores for its Starfruit subsidiary. Total expense for these leases was approximately $175,209, $106,708 and $379,348 for the three months ended June 30, 2013 and 2012 and for the year ended December 31, 2012, respectively. The Company is also responsible for additional rent equal to real estate taxes and other operating expenses. Future annual minimum base rental payments for the leases as of June 30, 2013 are approximately as follows:

2014	$66,614
2015	44,799
2016	46,143
2017	47,527
2018	48,953
Thereafter	24,838
Total	$278,874

Note 10 – PROVISION FOR INCOME TAXES

The provision for income taxes consists of the following:

	For the Six Months Ended
	June 30,
	2013	2012
Current:
Federal	$1,937,370	$1,680,072
State and local	723,434	625,759
Total current	2,660,804	2,305,831
Deferred	(104,133)	(480,311)
Provision for income taxes	$2,556,671	$1,825,520

A reconciliation of the provision for income taxes and the income tax computed at the statutory rate is as follows:

	For the Six Months Ended
	June 30,
	2013		2012
	Amount	Percentage	Amount	Percentage
Federal income tax expense computed at the statutory rate	$2,150,925	34.0%	$1,689,676	34.0%
State and local tax expense, net	766,896	12.1%	413,001	8.3%
U.S. domestic manufacturers’ deduction & other permanent differences	(361,150)	(5.7)%	(277,157)	(5.6)%
Provision for income taxes	$2,556,671	40.4%	$1,825,520	36.7%

LIFEWAY FOODS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2013 and 2012
and December 31, 2012

Note 10 – PROVISION FOR INCOME TAXES - Continued

Amounts for deferred tax assets and liabilities are as follows:

	June 30,		December 31,
	2013	2012	2012
Non-current deferred tax assets (liabilities) arising from: Temporary differences -
Accumulated depreciation and amortization
from purchase accounting adjustments	$(3,102,071)	$(3,408,516)	$(3,164,716)
Capital loss carry-forwards	83,442	167,690	136,198
Total non-current net deferred tax liabilities	(3,018,629)	(3,240,826)	(3,028,518)
Current deferred tax assets arising from:
Unrealized losses (gain) on investments	20,948	(21,407)	(41,260)
Inventory	348,441	242,200	265,072
Allowance for doubtful accounts and discounts	21,750	200,098	10,875
Allowance for promotions	0	0	0
Capital loss carry-back	0	91,369	0
Total current deferred tax assets	391,139	512,260	234,687
Net deferred tax liability	$(2,627,490)	$(2,728,566)	$(2,793,831)

Note 11 – SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for interest and income taxes are as follows:

	For the Six Months Ended
	June 30,
	2013	2012
Interest	$61,333	$108,594
Income taxes	$1,691,093	$625,055

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

As of December 31, 2012 and at June 30, 2013 and 2012, there were no stock options outstanding or exercisable. There were approximately 940,000 shares available for issuance under the Plan at June 30, 2013.

LIFEWAY FOODS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2013 and 2012
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

Following is a description of the valuation methodologies used for assets measured at fair value. There have been no changes in the methodologies used as of June 30, 2013 and 2012, and December 31, 2012.

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
June 30, 2013 and 2012
and December 31, 2012

Note 13 – FAIR VALUE MEASUREMENTS – Continued

The following table sets forth by level, within the fair value hierarchy, the Company’s financial assets at fair value as of June 30, 2013 and 2012 and for the year ended December 31, 2012. Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement:

	Assets and Liabilities at Fair Value as of June 30, 2013
	Level 1	Level 2	Level 3	Total
Cash	$4,939,948	$0	$0	$4,939,948
Certificate of Deposits	0	115,373	0	115,373
Stocks	954,765	0	0	954,765
Preferred Securities	377,310	0	0	377,310
Corporate Bonds	0	1,151,598	0	1,151,598
Notes Payable	0	4,726,472	0	4,726,472

	Assets and Liabilities at Fair Value as of June 30, 2012
	Level 1	Level 2	Level 3	Total

Cash	$532,107	$0	$0	$532,107
Mutual Funds:
Growth	6,849	0	0	6,849
Equity Income	51,974	0	0	51,974
Bonds	12,582	0	0	12,582
Certificate of Deposits	0	280,621	0	280,621
Stocks	700,835	0	0	700,835
Preferred Stock	(6,760)	0	0	(6,760)
Corporate Bonds	0	1,101,754	0	1,101,754

	Assets and Liabilities as Fair Value as of December 31, 2012
	Level 1	Level 2	Level 3	Total
Cash	$2,286,226	$0	$0	$2,286,226
Certificate of Deposits	0	439,982	0	439,982
Stocks	725,670	0	0	725,670
Corporate Bonds	0	1,144,229	0	1,144,229
Notes Payable	0	5,498,926	0	5,498,926

The Company’s financial assets and liabilities also include accounts receivable, other receivables and, accounts payable for which carrying value approximates fair value. All such assets are valued using level 2 inputs.

LIFEWAY FOODS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2013 and 2012
and December 31, 2012

Note 14 – RESTATEMENT OF 2012 QUARTERLY CONSOLIDATED FINANCIAL STATEMENT

The consolidated statements of income for the year-to-date period ended June 30, 2012, that were previously included in our Quarterly Reports on Forms 10-Q filed in 2012, were restated as a result of erroneous presentation of production activity within general and administrative operating expenses.

These restatements result in increases in cost of goods sold and corresponding decreases in general and administrative operating expenses. These restatements had no impact on our previously reported net income, condensed consolidated balance sheets or consolidated statements of cash flows.

As detailed in the table below, these restatements impact the following consolidated statement of income line items:

	(Unaudited) Six Months Ended June 30, 2012
	As Previously Reported	Adjustment	As Restated
Income Statement
Net Sales	$39,950,578	$0	$39,950,578
COGS	$25,153,336	$1,088,149	$26,241,485
Gross Profit	$14,797,242	$(1,088,149)	$13,709,093
Operating Expenses	$9,797,959	$(1,088,149)	$8,709,810
Income from Operations	$4,999,283	$0	$4,999,283

	(Unaudited) Three Months Ended June 30, 2012
	As Previously Reported	Adjustment	As Restated
Income Statement
Net Sales	$20,553,380	$0	$20,553,380
COGS	$12,515,950	$419,768	$12,935,718
Gross Profit	$8,037,430	$(419,768)	$7,617,662
Operating Expenses	$4,910,678	$(419,768)	$4,490,911
Income from Operations	$3,126,752	$0	$3,126,751

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

In February 2013, the Financial Accounting Standards Board (“FASB”) amended the disclosure requirements regarding the reporting of amounts reclassified out of accumulated other comprehensive income.   The amendment does not change the current requirement for reporting net income or other comprehensive income, but requires additional disclosures about items reclassified out of accumulated other comprehensive income, and the income statement line items impacted by the reclassifications.  We adopted this standard effective January 1, 2013.  Other than the additional disclosure requirements, the adoption of this standard did not have a material impact on our unaudited Consolidated Financial Statements.

Note 17 – SUBSEQUENT EVENT

On May 15, 2013, the Company entered into an agreement to acquire the Golden Guernsey dairy plant in Waukesha, WI. The acquisition will increase the production capacity of Lifeway by approximately 170,000 square feet. The purchase price is approximately $7.4 million and the acquisition closed July 2, 2013.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following analysis should be read in conjunction with the unaudited financial statements of the Company and related notes included elsewhere in this quarterly report and the audited financial statements and Management’s Discussion and Analysis contained in our Form 10-K for the fiscal year ended December 31, 2012 and our Form 10-Q for the fiscal quarter ended March 31, 2013.

This report contains forward-looking statements within the meaning of the federal securities laws. These include statements about our expectations, beliefs, intentions or strategies for the future, which are indicated by words or phrases such as “believes,” “anticipates,” “expects,” “intends,” “plans,” “will,” “estimates,“ and similar words. Forward-looking statements represent, as of the date of this report, our judgment relating to, among other things, future results of operations, growth plans, sales, capital requirements and general industry and business conditions applicable to us.  These forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties, assumptions and other factors, some of which are beyond the Company’s control that could cause actual results to differ materially from those expressed or implied by such forward-looking statements.

Results of Operations

Comparison of Quarter Ended June 30, 2013 to Quarter Ended June 30, 2012

Total consolidated gross sales increased by $3,124,100 (approximately 14%) to $25,838,058 during the three-month period ended June 30, 2013 from $22,713,958 during the same three-month period in 2012.  This increase is primarily attributable to increased sales and awareness of the Company’s flagship line, Kefir, as well as ProBugs® Organic Kefir for kids and BioKefir™.

Total consolidated net sales increased by $2,524,504 (approximately 12%) to $23,077,884 during the three-month period ended June 30, 2013 from $20,553,380 during the same three-month period in 2012.  Net sales are recorded as gross sales less promotional activities such as slotting fees paid, couponing, spoilage and promotional allowances as well as early payment terms given to customers.

Cost of goods sold as a percentage of net sales, excluding depreciation expense, were approximately 65% during the second quarter of 2013, compared to approximately 61% during the same period in 2012. The increase was primarily attributable to a 20% increase in the cost of milk, the Company’s largest raw material, compared to the same period last year.

Total operating expenses increased $621,147 (approximately 14%) to $5,112,058 during the second quarter of 2013, from $4,490,911 during the same period in 2012. This increase was primarily attributable to an increase in general and administrative expenses. The company incurred  $300,000 in professional fees related to the acquisition of the Golden Guernsey Dairy Plant, acquired on July 2, 2013, the Company’s  new manufacturing  facility, and views this as a non-recurring expense.

Total operating income decreased by $641,093 (approximately 21%) to $2,485,658 during the second quarter of 2013, from $3,126,751 during the same period in 2012.

Income tax expense was $1,145,478,  or a 45% effective tax rate for the second quarter of 2013 compared to an income tax expense of $1,065,607, or a 34% effective tax rate during the same period in 2012.

Total net income was $1,403,940 or $0.09 per diluted share for the three-month period ended June 30, 2013 compared to $2,049,128 or $0.13 per diluted share in the same period in 2012.

Comparison of Six-Month Period Ended June 30, 2013 to Quarter Ended June 31, 2012

Total consolidated gross sales increased by $9,168,826 (approximately 21%) to $53,428,680 during the six-month period ended June 30, 2013 from $44,259,854 during the same six-month period in 2012.  This increase is primarily attributable to increased sales and awareness of flagship line, Kefir, as well as ProBugs® Organic Kefir for kids and BioKefir™.

Total consolidated net sales increased by $7,514,337 (approximately 19%) to $47,464,915 during the six-month period ended June 30, 2013 from $39,950,578 during the same six-month period in 2012.  Net sales are recorded as gross sales less promotional activities such as slotting fees paid, couponing, spoilage and promotional allowances as well as early payment terms given to customers.

Cost of goods sold as a percentage of net sales, excluding depreciation expense, were approximately 64% during the six- month period ended June 30, 2013 and during the six-month period ended June 30, 2012.

Operating expenses as a percentage of net sales were approximately 21% during the six-month period ended June 30, 2013 compared to approximately 22% during the same period in 2012.  General and administrative  related expenses increased by $949,539 (approximately 32%) to $3,955,425 during the six-month period ended June 30, 2013, from $3,005,886 during the same period in 2012.

Total operating income increased by $1,216,892 (approximately 24%) to $6,216,175 during the six-month period ended June 30, 2013, from $4,999,283 during the same period in 2012.

Provision for income taxes was $2,556,671, or a 40% effective tax rate, for the six-month period ended June 30, 2013 compared with $1,825,520, or a 37% tax rate, during the same period in 2012.

Total net income was $3,769,579 or $0.23 per share for the six-month period ended June 30, 2013 compared to $3,144,116 or $0.19 per share in the same period in 2012.

Liquidity and Capital Resources

Sources and Uses of Cash

Net cash provided by operating activities was $5,026,617 during the six-months ended June 30, 2013 compared to $4,127,928 during the same period in 2012.  This increase is primarily attributable to the increase in accounts payable of $2,526,040.

Net cash used in investing activities was $838,074 during the six-months ended June 30, 2013 compared to net cash used in operating activities of $563,870 during the same period in 2012.  This decrease is primarily attributable to the decrease in purchases of investments of $1,830,046.

The Company had a net increase in cash and cash equivalents of $2,653,721 during the six month period ended June 30, 2013 compared to the same period in 2012.  The Company had cash and cash equivalents of $4,939,947 as of June 30, 2013 compared to cash and cash equivalents of $2,000,325 as of June 30, 2012.

Assets and Liabilities

Total assets were $59,469,294 as of June 30, 2013, which is an increase of $5,709,628 when compared to June 30, 2012.  This is primarily due to an increase in cash and cash equivalents of $2,939,623 as of June 30, 2013 when compared to June 30, 2012.

Total current liabilities were $10,030,806 as of June 30, 2013, which is an increase of $1,775,953 when compared to June 30, 2012. This is primarily due to a $2,396,526 increase in accounts payable.

Notes payable decreased by $501,923 as of June 30, 2013, when compared to June 30, 2012.  The balance of the notes payable as of June 30, 2013 was $4,726,472

Total stockholder’s equity was $41,693,387 as of June 30, 2013, which is an increase of $4,657,795 when compared to June 30, 2012.  This is primarily due to an increase in retained earnings of $4,937,400 when compared to June 30, 2012.

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

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of June 30, 2013 in ensuring that information required to be disclosed by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified under the Exchange Act rules and forms due to the material weakness described below. As a result, we performed additional analysis and other post-closing procedures to ensure our consolidated financial statements were prepared in accordance with generally accepted accounting principles. Accordingly, management believes the consolidated financial statements included in this Form 10-Q fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented.

Material Weaknesses

Management evaluated the effectiveness of our internal control over financial reporting as of December 31, 2012. In making the assessment, management used the framework in “Internal Control –Integrated Framework” promulgated by the Committee of Sponsoring Organizations of the Treadway Commission, commonly referred to as the “COSO” criteria. Based on that assessment, our principal executive officer and principal financial and accounting officer concluded that our internal control over financial reporting was not effective as of December 31, 2012 because a material weakness existed in our internal control over financial reporting related to the classification of certain costs and expenses.

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

Description of Material Weaknesses at December 31, 2012

In 2012 the Company did not maintain effective monitoring controls over financial reporting relating to the classification of certain costs and expenses. Specifically, the Company and its auditors determined during the audit of our financial statements that, in connection with the preparation of the Company’s Annual Report on Form 10-K for fiscal year ended December 31, 2012, certain post-closing adjustments were required with respect to our classification of certain direct manufacturing costs from general and administrative to cost of goods sold, primarily consisting of utilities, wage related expenses and overhead.

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

Conclusion

We believe the measures described above will remediate the material weaknesses we have identified and will continue to strengthen our internal controls over financial reporting.  We are committed to continually improving our internal control processes and will diligently and vigorously review our financial reporting controls and procedures.  As we continue to evaluate and work to improve our internal controls over financial reporting, we may determine that additional measures are necessary to address control deficiencies.  Moreover, we may decide to modify certain of the remediation measures described above.

Changes in Internal Control over Financial Reporting

Except as discussed above there were no changes in our internal control over financial reporting that occurred during the second quarter of 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  MINE SAFETY DISCLOSURE.

None.

ITEM 5.  OTHER INFORMATION.

None.

ITEM 6.  EXHIBITS.

31.1	Officer’s Certificate Pursuant to 15 U.S.C. 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Officer’s Certificate Pursuant to 15 U.S.C. 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Press Release dated August 14, 2013.

101	Interactive Data Files.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIFEWAY FOODS, INC.

Date: August 14, 2013	By:	/s/ Julie Smolyansky
Julie Smolyansky
Chief Executive Officer, President, and Director

Date: August 14, 2013	By:	/s/ Edward P. Smolyansky
Edward P. Smolyansky
Chief Financial and Accounting Officer, Treasurer, Chief Operating Officer and Secretary

INDEX OF EXHIBITS

31.1	Officer’s Certificate Pursuant to 15 U.S.C. 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Officer’s Certificate Pursuant to 15 U.S.C. 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Press Release dated August 14, 2013.

101	Interactive Data Files.