Form 10-Q
period 2013-09-30
LIFEWAY FOODS INC
filed 2013-11-14
CIK 814586

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  September 30, 2013

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

As of November 8, 2013, 16,346,017 shares of the registrant’s common stock, no par value, were outstanding.

LIFEWAY FOODS, INC.

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

LIFEWAY FOODS, INC. AND SUBSIDIARIES
Consolidated Statements of Financial Condition
September 30, 2013 and 2012 (Unaudited) and December 31, 2012

	(Unaudited) September 30,		December 31,
	2013	2012	2012
ASSETS

Current assets
Cash and cash equivalents	$1,240,730	$2,379,565	$2,286,226
Investments	2,506,463	2,032,598	1,869,888
Certificates of deposits in financial institutions	115,373	450,000	450,000
Inventories	8,382,287	5,569,887	5,939,186
Accounts receivable, net of allowance for doubtful
accounts and discounts	11,313,652	10,002,065	8,723,737
Prepaid expenses and other current assets	88,629	45,350	97,138
Other receivables	89,100	3,946	8,825
Deferred income taxes	394,277	315,887	234,687
Refundable income taxes	423,242	84,828	84,828
Total current assets	$24,553,753	$20,884,126	$19,694,515

Property and equipment, net	21,637,492	14,754,312	14,986,776

Intangible assets
Goodwill and other non-amortizable brand assets	14,068,091	14,068,091	14,068,091
Other intangible assets, net of accumulated amortization of $4,376,640 and $3,662,477 at September 30, 2013 and 2012 and $3,842,756 at
December 31, 2012, respectively	3,929,360	4,643,523	4,463,242
Total intangible assets	17,997,451	18,711,614	18,531,333

Other Assets
Long-term accounts receivable net of current portion	280,000	162,522	294,000
Total assets	$64,468,696	$54,512,574	$53,506,624

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Current maturities of notes payable	$878,088	$580,781	$542,981
Accounts payable	5,429,988	5,118,902	4,256,725
Accrued expenses	1,323,213	894,092	1,155,677
Accrued income taxes	1,292,762	1,341,652	254,311
Total current liabilities	8,924,051	7,935,427	6,209,694

Notes payable	9,214,853	5,096,675	4,955,945

Deferred income taxes	2,917,213	3,112,529	3,028,518

Total liabilities	21,056,117	16,144,631	14,194,157

Stockholders' equity
Common stock, no par value; 40,000,000 shares authorized; 17,273,776 shares issued; 16,346,017 shares outstanding at September 30, 2013; 17,273,776 shares issued; 16,359,017 shares outstanding at
September 30, 2012; 17,273,776 shares issued; 16,346,017 shares outstanding at December 31, 2012	6,509,267	6,509,267	6,509,267

Paid-in-capital	2,032,516	2,032,516	2,032,516
Treasury stock, at cost	(8,187,682)	(8,077,239)	(8,187,682)
Retained earnings	43,056,422	37,831,275	38,904,777
Accumulated other comprehensive income (loss), net of taxes	2,056	72,124	53,591
Total stockholders' equity	43,412,579	38,367,943	39,312,469

Total liabilities and stockholders' equity	$64,468,696	$54,512,574	$53,506,626

LIFEWAY FOODS, INC. AND SUBSIDIARIES
Consolidated Statements of Income and Comprehensive Income
September 30, 2013 and 2012 (Unaudited)

	(Unaudited) Three Months Ended September 30,				(Unaudited) Nine Months Ended September 30,
	2013		2012		2013		2012
Sales	$26,601,341		$22,617,132		$80,030,021		$66,876,986
Less: discounts and allowances	(2,808,811)		(1,997,399)		(8,772,576)		(6,306,675)
Net Sales	23,792,530	23,792,530	20,619,733	20,619,733	71,257,445	71,257,445	60,570,311	60,570,311

Cost of goods sold		16,513,357		13,342,566		47,217,179		38,771,897
Depreciation expense		410,797		407,567		1,226,629		1,219,721

Total cost of goods sold		16,924,154		13,750,133		48,443,808		39,991,618

Gross profit		6,868,376		6,869,600		22,813,637		20,578,693

Selling expenses		2,815,126		2,974,294		8,291,960		8,300,810
General and administrative		1,671,080		1,620,967		5,567,649		4,626,853
Amortization expense		178,201		197,129		533,884		574,538

Total Operating Expenses		4,664,407		4,792,390		14,393,493		13,502,201

Income from operations		2,203,969		2,077,210		8,420,144		7,076,492

Other income (expense):
Interest and dividend income		36,535		16,270		82,166		52,321
Rental income		2,231		4,270		8,889		10,284
Interest expense		(59,887)		(41,897)		(133,610)		(136,000)
Gain (loss) on sale of investments, net, reclassified from OCI		161		4,024		121,441		26,415
Other income		209,175		0		219,404		0
Total other income (expense)		188,215		(17,333)		298,290		(46,980)

Income before provision for income taxes		2,392,184		2,059,877		8,718,434		7,029,512

Provision for income taxes		702,257		657,697		3,258,928		2,483,216

Net income		$1,689,927		$1,402,180		5,459,506		$4,546,296

Basic and diluted earnings per common share		0.10		0.09		0.33		0.28

Weighted average number of shares outstanding		16,346,017		16,366,974		16,346,017		16,380,793

COMPREHENSIVE INCOME

Net income		$1,689,927		$1,402,180		5,459,506		$4,546,296

Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on investments (net of tax)		29,356		62,266		17,079		95,996
Less reclassification adjustment for (gains) losses included in net income (net of taxes)		(91)		(2,274)		(68,614)		(14,924)

Comprehensive income		$1,719,192		$1,462,172		$5,407,971		$4,627,368

LIFEWAY FOODS, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders’ Equity
For the Nine Months Ended September 30, 2013 and 2012 (Unaudited)
and For the Year Ended December 31, 2012

	Common Stock, No Par							Accumulated
	Value		# of					Other
	40,000,000 Shares		Shares					Comprehensive
	Authorized		of					Income
	# of Shares Issued	# of Shares Outstanding	Treasury Stock	Common Stock	Paid In Capital	Treasury Stock	Retained Earnings	(Loss), Net of Tax	Total
Balances at December 31, 2011	17,273,776	16,409,317	864,459	$6,509,267	$2,032,516	$(7,606,974)	$34,431,296	$(8,948)	$35,357,157

Redemption of stock	0	(63,300)	63,300	0	0	(580,708)	0	0	(580,708)

Other comprehensive income (loss):
Unrealized gains on securities, net of taxes	0	0	0	0	0	0	0	62,539	62,539

Net income for the year ended December 31, 2012	0	0	0	0	0	0	5,619,798	0	5,619,798

Dividends ($.07) per share	0	0	0	0	0	0	(1,146,317)	0	(1,146,317)

Balances at December 31, 2012	17,273,776	16,346,017	927,759	$6,509,267	$2,032,516	$(8,187,682)	$38,904,777	$53,591	$39,312,469

Balances at January 1, 2012	17,273,776	16,409,317	864,459	$6,509,267	$2,032,516	$(7,606,974)	$34,431,296	$(8,948)	$35,357,157

Redemption of stock	0	(50,300)	50,300	0	0	(470,265)	0	0	(470,265)

Other comprehensive income (loss):
Unrealized gains on securities, net of taxes	0	0	0	0	0	0	0	81,072	81,072

Net income for the nine months ended September 30, 2012	0	0	0	0	0	0	4,546,296	0	4,546,296

Dividends ($.07) per share	0	0	0	0	0	0	(1,146,317)	0	(1,146,317)

Balances at September 30, 2012	17,273,776	16,359,017	914,759	$6,509,267	$2,032,516	$(8,077,239)	$37,831,275	$72,124	$38,367,943

Balances at January 1, 2013	17,273,776	16,346,017	927,759	$6,509,267	$2,032,516	$(8,187,682)	$38,904,777	$53,591	$39,312,469

Other comprehensive income (loss):
Unrealized gains on securities, net of taxes	0	0	0	0	0	0	0	(51,535)	(51,535)

Net income for the nine months ended September 30, 2013	0	0	0	0	0	0	5,459,506	0	5,459,506

Dividends ($.08) per share	0	0	0	0	0	0	(1,307,861)	0	(1,307,861)

Balances at September 30, 2013	17,273,776	16,346,017	927,759	$6,509,267	$2,032,516	$(8,187,682)	$43,056,422	$2,056	$43,412,579

LIFEWAY FOODS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2013 and 2012 (Unaudited)

	(Unaudited)
	September 30,
	2013	2012

Cash flows from operating activities:
Net income	$5,459,506	$4,546,296
Adjustments to reconcile net income to net
cash flows from operating activities:
Depreciation and amortization	1,760,513	1,794,259
Loss (gain) on sale of investments, net	(121,441)	(26,415)
Deferred income taxes	(231,218)	(458,424)
Bad Debt Expense	26,819	332,301
Loss (gain) on sale of equipment	(209,175)
(Increase) decrease in operating assets:
Accounts receivable	(2,612,905)	(2,106,020)
Other receivables	(80,275)	220,258
Inventories	(2,443,101)	(615,412)
Refundable income taxes	(338,414)	(43,512)
Prepaid expenses and other current assets	33,509	34,280
Increase (decrease) in operating liabilities:
Accounts payable	1,173,263	732,663
Accrued expenses	167,536	340,367
Income taxes payable	1,038,451	1,341,652
Net cash provided by operating activities	3,623,068	6,092,293

Cash flows from investing activities:
Purchases of investments	(2,877,968)	(1,092,976)
Proceeds from sale of investments	2,281,792	802,026
Redemption of certificates of deposits	334,627	(150,000)
Purchases of property and equipment	(8,205,669)	(775,210)
Proceeds from sale of equipment	537,500	0
Net cash used in investing activities	(7,929,718)	(1,216,160)

Cash flows from financing activities:
Checks written in excess of bank balances	—	(592,040)
Purchases of treasury stock	—	(470,265)
Dividends paid	(1,307,861)	(1,146,317)
Net proceeds from debt issuance	4,975,000	0
Repayment of notes payable	(405,985)	(1,403,096)
Net cash used in financing activities	3,261,154	(3,611,718)

Net (decrease) increase in cash and cash equivalents	(1,045,496)	1,264,415

Cash and cash equivalents at the beginning of the period	2,286,226	1,115,150

Cash and cash equivalents at the end of the period	$1,240,730	$2,379,565

LIFEWAY FOODS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2013 and 2012
and December 31, 2012

Note 1 – NATURE OF BUSINESS

Lifeway Foods, Inc. (the “Company” or “Lifeway”) commenced operations in February 1986 and incorporated under the laws of the state of Illinois on May 19, 1986. The Company’s principal business activity is the production of dairy products. Specifically, the Company produces Kefir, a drinkable product which is similar to but distinct from yogurt, in several flavors sold under the name “Lifeway’s Kefir;” a plain farmer’s cheese sold under the name “Lifeway’s Farmer’s Cheese;” a fruit sugar-flavored product similar in consistency to cream cheese sold under the name of “Sweet Kiss;” and a dairy beverage, similar to Kefir, with increased protein and calcium, sold under the name “Basics Plus.” The Company also produces a vegetable-based seasoning under the name “Golden Zesta.” The Company currently distributes its products throughout the Chicago Metropolitan area and various cities on the East Coast through local food stores. In addition, products are sold throughout the United States by distributors. The Company also distributes some of its products in London.

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

Principles of consolidation
The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Helios Nutrition, Ltd., Pride of Main Street, L.L.C., Starfruit, L.L.C., Fresh Made, Inc. and Starfruit Franchisor, L.L.C., Lifeway First Juice, Inc., First Juice, Inc. and Lifeway Wisconsin, Inc.  Lifeway Wisconsin, Inc. was created to facilitate the operation of a production facility in Wisconsin.  All significant intercompany accounts and transactions have been eliminated.

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

Customer Concentration
Sales are predominately to companies in the retail food industry, located within the United States of America. Two major customers accounted for approximately 35 percent and 36 percent of gross sales for the nine months ended September 30, 2013 and 2012, respectively. These customers accounted for approximately 25 percent, 30 percent, and 33 percent of accounts receivable as of September 30, 2013, September 30, 2012, and December 31, 2012, respectively.

LIFEWAY FOODS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2013 and 2012
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

Property and equipment
Purchased property and equipment are recorded at cost.  Property and equipment is stated at depreciated cost or fair value where depreciated cost is not recoverable. Depreciation is computed using the straight-line method. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts, and any resulting gain or loss is recognized in income for the period. The cost of maintenance and repairs is charged to income as incurred; significant renewals and betterments are capitalized.

Property and equipment is being depreciated over the following useful lives:

Category	Years
Buildings and improvements	31 and 39
Machinery and equipment	5 – 12
Office equipment	5 – 7
Vehicles	5

LIFEWAY FOODS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2013 and 2012
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
September 30, 2013 and 2012
and December 31, 2012

Note 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – Continued

Treasury stock
Treasury stock is recorded using the cost method.

Advertising and promotional costs
The Company expenses advertising costs as incurred. For the nine months ended September 30, 2013 and 2012 total advertising expenses were $1,859,798 and $1,977,611,  respectively.

Earnings per common share
Earnings per common share were computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. For the nine months ended September 30, 2013 and 2012, diluted and basic earnings per share were the same, as the effect of dilutive securities options outstanding was not significant.

Correction of Prior Year Amounts
Management has restated the unaudited statements of income and comprehensive income for interim period ending September 30, 2012. During the period ending September 30, 2012, amounts related to costs of production of inventory were not presented as part of cost of goods sold and were erroneously included as general and administrative operation expenses in our previously issued financial statements (see Note 14).  There was no impact on previously reported income, consolidated balance sheets or consolidated statement of cash flows.

Note 3 – INTANGIBLE ASSETS

Intangible assets, and the related accumulated amortization, consist of the following:

	September 30, 2013		September 30, 2012		December 31, 2012
	Cost	Accumulated Amortization	Cost	Accumulated Amortization	Cost	Accumulated Amortization
Recipes	$43,600	$43,600	$43,600	$43,600	$43,600	$43,600
Customer lists and other customer related intangibles	4,504,200	2,361,808	4,504,200	1,914,395	4,504,200	2,025,736
Lease acquisition	87,200	87,200	87,200	87,200	87,200	87,200
Customer relationship	985,000	579,264	985,000	506,180	985,000	526,701
Trade names	2,248,000	990,868	2,248,000	841,002	2,248,000	878,469
Formula	438,000	313,900	438,000	270,100	438,000	281,050
	$8,306,000	$4,376,640	$8,306,000	$3,662,477	$8,306,000	$3,842,756

Amortization expense is expected to be approximately the following for the 12 months ending September 30:

2014	$716,258
2015	716,258
2016	708,958
2017	680,509
2018	600,405
Thereafter	506,972
$3,929,360

Amortization expense during the nine months ended September 30, 2013 and 2012 was $533,884 and $574,538, respectively.

LIFEWAY FOODS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2013 and 2012
and December 31, 2012

Note 4 – INVESTMENTS

The cost and fair value of investments classified as available for sale are as follows:

September 30, 2013	Cost	Unrealized Gains	Unrealized Losses	Fair Value

Equities	$887,418	$115,298	$(29,256)	$973,460
Mutual Funds	69,849	0	(1,965)	67,884
Preferred Securities	528,306	3,684	(26,363)	505,627
Corporate Bonds	1,017,252	1	(57,761)	959,492
Total	$2,502,825	$118,983	$(115,345)	$2,506,463

September 30, 2012	Cost	Unrealized Gains	Unrealized Losses	Fair Value

Equities	$698,444	$128,530	$(11,971)	$815,003
Mutual Funds	0	0	0	0
Preferred Securities	0	0	0	0
Corporate Bonds	1,178,762	41,825	(2,991)	1,217,596
Total	$1,877,206	$170,355	$(14,962)	$2,032,599

December 31, 2012	Cost	Unrealized Gains	Unrealized Losses	Fair Value

Equities	$639,974	$90,875	$(5,190)	$725,659
Corporate Bonds	1,135,064	16,212	(7,047)	1,144,229
Total	$1,775,038	$107,087	$(12,237)	$1,869,888

Proceeds from the sale of investments were $2,281,792 and $802,026 for the nine months ended September 30, 2013 and 2012, respectively.

Gross gains of $ 161,421 and $43,367 and gross losses of $39,980 and $16,952 were realized on these sales during the nine months ended September 30, 2013 and 2012, respectively.

The following table shows the gross unrealized losses and fair value of the Company's investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2013 and 2012 and at December 31, 2012:

	Less Than 12 Months		12 Months or Greater		Total
September 30, 2013	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Equities	$292,456	$(28,896)	$21,409	$(359)	$313,865	$(29,255)
Mutual Funds	50,080	(1,965)	0	0	50,080	(1,965)
Preferred Securities	276,933	(26,363)	0	0	276,933	(26,363)
Corporate Bonds	868,294	(54,667)	80,994	(3,094)	949,288	(57,761)
	$1,487,763	$(111,891)	$102,403	$(3,453)	$1,590,166	$(115,344)

LIFEWAY FOODS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2013 and 2012
and December 31, 2012

Note 4 – INVESTMENTS - Continued

	Less Than 12 Months		12 Months or Greater		Total
September 30, 2012	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Equities	$19,437	$(10,998)	$22,669	$(973)	$42,106	$(11,971)
Mutual Funds	0	0	0	0	0	0
Preferred Securities	0	0	0	0	0	0
Corporate Bonds	81,472	(490)	149,626	(2,501)	231,098	(2,991)
	$100,909	$(11,488)	$172,295	$(3,474)	$273,204	$(14,962)

	Less Than 12 Months		12 Months or Greater		Total
December 31, 2012	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Equities	$63,620	$(3,745)	$21,910	$(1,445)	$85,530	$(5,190)
Corporate Bonds	301,229	(2,721)	193,930	(4,326)	495,159	(7,047)
	$364,849	$(6,466)	$215,840	$(5,771)	$580,689	$(12,237)

Equities, Mutual Funds, Preferred Securities, and Corporate Bonds - The Company's investments in equity securities, mutual funds, preferred securities, and corporate bonds consist of investments in common stock, preferred stock and debt securities of companies in various industries. As of September 30, 2013, there were three corporate bond securities that had unrealized losses. The Company evaluated the near-term prospects of the issuer in relation to the severity and duration of the impairment. Based on that evaluation and the Company's ability and intent to hold these investments for a reasonable period of time sufficient for a forecasted recovery of fair value, the Company did not consider any material investments to be other-than-temporarily impaired at September 30, 2013.

Note 5 – INVENTORIES

Inventories consist of the following:

	September 30,		December 31,
	2013	2012	2012
Finished goods	$3,106,557	$2,162,292	$2,462,548
Production supplies	3,469,239	2,188,111	2,599,668
Raw materials	1,806,491	1,219,484	876,970
Total inventories	$8,382,287	$5,569,887	$5,939,186

Note 6 – PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	September 30,		December 31,
	2013	2012	2012
Land	$1,856,370	$1,178,160	$1,178,160
Buildings and improvements	14,921,016	11,713,436	11,904,919
Machinery and equipment	19,921,064	15,099,413	15,185,204
Vehicles	1,350,608	1,379,591	1,346,078
Office equipment	433,346	413,113	411,773
Construction in process	33,542	234,895	612,468
	38,515,946	30,018,608	30,638,602
Less accumulated depreciation	16,878,454	15,264,296	15,651,826
Total property and equipment	$21,637,492	$14,754,312	$14,986,776

Lifeway completed the sale of Golden Guernsey’s assets on July 2, 2013.  The cost was approximately $7.4 million and none of the purchased assets have been placed in service.

Depreciation expense during the nine months ended September 30, 2013 and 2012 was $1,226,629 and $1,219,721, respectively.

LIFEWAY FOODS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2013 and 2012
and December 31, 2012

Note 7 – ACCRUED EXPENSES

Accrued expenses consist of the following:

	September 30,		December 31,
	2013	2012	2012
Accrued payroll and payroll taxes	$562,491	$493,872	$356,280
Accrued property tax	244,028	226,930	302,573
Other	516,694	173,290	496,824
	$1,323,213	$894,092	$1,155,677

Note 8 – NOTES PAYABLE

Notes payable consist of the following:

	September 30,		December 31
	2013	2012	2012

Note payable to Private Bank in monthly installments of $42,222, plus variable interest rate, currently at 2.67905%, with a balloon payment for the remaining balance. Collateralized by substantially all assets of the Company. In May 2013, the Company refinanced this note under similar terms which extended the maturity date to May 31, 2018.	$4,985,556	$5,534,445	$5,365,556

Line of credit with Private Bank at variable interest rate, currently at 3.25%. The agreement has been extended with terms allowing borrowings up to $50.0 million. Collateralized by substantially all assets of the Company and matures on May 31, 2014.	0	0	0

Note payable to Private Bank in monthly installments of $27,778, plus variable interest rate, currently at 2.67905% with a balloon payment for the remaining balance, maturing on May 31, 2019, collateralized by substantially all assets of the Company	5,000,000	0	0

Notes payable to Ford Credit Corp. payable in monthly installments of $1,778.23 at 5.99%, due July 2015, secured by transportation equipment.	36,919	55,382	50,871

Note payable to Fletcher Jones of Chicago, Ltd LLC in monthly installments of $1,768.57 at 6.653%, due May 24, 2017, secured by transportation equipment.	70,466	87,629	82,499
Total notes payable	10,092,941	5,677,456	5,498,926
Less current maturities	878,088	580,781	542,981
Total long-term portion	$9,214,853	$5,096,675	$4,955,945

In accordance with the Private Bank agreements referenced above, the Company is subject to minimum fixed charged ratio and tangible net worth thresholds.

Maturities of notes payables are as follows:

For the Period Ended September 30,

2014	$878,088
2015	875,575
2016	859,545
2017	854,180
2018	3,292,233
Thereafter	3,333,320
Total	$10,092,941

LIFEWAY FOODS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2013 and 2012
and December 31, 2012

Note 9 – COMMITMENTS AND CONTINGENCIES

The Company leases four stores for its Starfruit subsidiary. Total expense for these leases was approximately $165,849, $191,915 and $379,348 for the nine months ended September 30, 2013 and 2012 and for the year ended December 31, 2012, respectively. The Company is also responsible for additional rent equal to real estate taxes and other operating expenses. Future annual minimum base rental payments for the leases as of September 30, 2013 are approximately as follows:

2014	$43,818
2015	45,130
2016	46,484
2017	47,878
2018	49,314
Thereafter	12,419
Total	$245,043

Note 10 – PROVISION FOR INCOME TAXES

The provision for income taxes consists of the following:

	For the Nine Months Ended
	September 30,
	2013	2012
Current:
Federal	$2,892,620	$2,318,292
State and local	597,526	623,348
Total current	3,490,146	2,941,640
Deferred	(231,218)	(458,424)
Provision for income taxes	$3,258,928	$2,483,216

A reconciliation of the provision for income taxes and the income tax computed at the statutory rate is as follows:

	For the Nine Months Ended
	September 30,
	2013		2012
	Amount	Percentage	Amount	Percentage
Federal income tax expense computed at the statutory rate	$2,964,268	34.0%	$2,390,034	34.0%
State and local tax expense, net	828,251	9.5%	667,804	9.5%
U.S. domestic manufacturers’ deduction & other permanent differences	(444,711)	(5.1)%	(368,403)	(5.2)%
Change in tax estimate	(88,880)	(1.0)%	(206,219)	(2.9)%
Provision for income taxes	$3,258,928	37.4%	$2,483,216	35.4%

LIFEWAY FOODS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2013 and 2012
and December 31, 2012

Note 10 – PROVISION FOR INCOME TAXES - Continued

Amounts for deferred tax assets and liabilities are as follows:

	September 30,		December 31,
	2013	2012	2012
Non-current deferred tax assets (liabilities) arising from: Temporary differences -
Accumulated depreciation and amortization
from purchase accounting adjustments	$(3,002,058)	$(3,279,737)	$(3,164,716)
Capital loss carry-forwards	84,845	167,208	136,198
Total non-current net deferred tax liabilities	(2,917,213)	(3,112,529)	(3,028,518)
Current deferred tax assets arising from:
Unrealized losses (gain) on investments	(1,583)	(67,596)	(41,260)
Inventory	374,110	248,633	265,072
Allowance for doubtful accounts and discounts	21,750	134,850	10,875
Total current deferred tax assets	394,277	315,887	234,687
Net deferred tax liability	$(2,522,936)	$(2,796,642)	$(2,793,831)

Note 11 – SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for interest and income taxes are as follows:

	For the Nine Months Ended
	September 30,
	2013	2012
Interest	$140,068	$136,540
Income taxes	$2,862,991	$1,643,619

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

As of December 31, 2012 and at September 30, 2013 and 2012, there were no stock options outstanding or exercisable. There were approximately 940,000 shares available for issuance under the Plan at September 30, 2013.

LIFEWAY FOODS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2013 and 2012
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

Following is a description of the valuation methodologies used for assets measured at fair value. There have been no changes in the methodologies used as of September 30, 2013 and 2012, and December 31, 2012.

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
September 30, 2013 and 2012
and December 31, 2012

Note 13 – FAIR VALUE MEASUREMENTS – Continued

The following table sets forth by level, within the fair value hierarchy, the Company’s financial assets at fair value as of September 30, 2013 and 2012 and for the year ended December 31, 2012. Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement:

	Assets and Liabilities at Fair Value as of September 30, 2013
	Level 1	Level 2	Level 3	Total

Cash	$1,240,730	$0	$0	$1,240,730
Certificate of Deposits	0	115,159	0	115,159
Mutual Funds	67,884	0	0	67,884
Stocks	973,460	0	0	973,460
Preferred Securities	0	505,627	0	505,627
Corporate Bonds	0	959,492	0	959,492
Notes Payable	0	10,092,941	0	10,092,941

	Assets and Liabilities at Fair Value as of September 30, 2012
	Level 1	Level 2	Level 3	Total

Cash	$2,379,565	$0	$0	$2,379,565
Mutual Funds:
Money Market	59,282	0	0	59,282
Equity Income	0	0	0	0
Bonds	0	0	0	0
Certificate of Deposits	0	438,062	0	438,062
Stocks	815,003	0	0	815,003
Preferred Stock	0	0	0	0
Corporate Bonds	0	1,217,596	0	1,217,596
Notes Payable	0	5,677,456	0	5,677,456

	Assets and Liabilities as Fair Value as of December 31, 2012
	Level 1	Level 2	Level 3	Total

Cash	$2,286,226	$0	$0	$2,286,226
Certificate of Deposits	0	439,982	0	439,982
Stocks	725,670	0	0	725,670
Corporate Bonds	0	1,144,229	0	1,144,229
Notes Payable	0	5,498,926	0	5,498,926

The Company’s financial assets and liabilities also include accounts receivable, other receivables and, accounts payable for which carrying value approximates fair value. All such assets are valued using level 2 inputs.

Note 14 – RESTATEMENT OF 2012 QUARTERLY CONSOLIDATED FINANCIAL STATEMENT

The consolidated statements of income for the year-to-date period ended September 30, 2012, that were previously included in our Quarterly Reports on Forms 10-Q filed in 2012, were restated as a result of erroneous presentation of production activity within general and administrative operating expenses.

These restatements result in increases in cost of goods sold and corresponding decreases in general and administrative operating expenses. These restatements had no impact on our previously reported net income, condensed consolidated balance sheets or consolidated statements of cash flows.

LIFEWAY FOODS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2013 and 2012
and December 31, 2012

Note 14 – RESTATEMENT OF 2012 QUARTERLY CONSOLIDATED FINANCIAL STATEMENT - Continued

As detailed in the table below, these restatements impact the following consolidated statement of income line items:

	(Unaudited) Nine Months Ended September, 2012
	As Previously Reported	Adjustment	As Restated
Income Statement
Net Sales	$60,570,311	$0	$60,570,311
COGS	$38,299,212	$1,692,406	$39,991,618
Gross Profit	$22,271,099	$(1,692,406)	$20,578,693
Operating Expenses	$15,194,607	$(1,692,406)	$13,502,201
Income from Operations	$7,076,492	$0	$7,076,492

	(Unaudited) Three Months Ended September, 2012
	As Previously Reported	Adjustment	As Restated
Income Statement
Net Sales	$20,619,733	$0	$20,619,733
COGS	$13,145,876	$604,257	$13,750,133
Gross Profit	$7,473,857	$(604,257)	$6,869,600
Operating Expenses	$5,396,648	$(604,257)	$4,792,390
Income from Operations	$2,077,209	$0	$2,077,210

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Results of Operations

Comparison of Quarter Ended September 30, 2013 to Quarter Ended September 30, 2012

The following analysis should be read in conjunction with the unaudited financial statements of the Company and related notes included elsewhere in this quarterly report and the audited financial statements and Management’s Discussion and Analysis contained in our Form 10-K, for the fiscal year ended December 31, 2012.

Total consolidated gross sales increased by $3,984,209 (approximately 18%) to $26,601,341 during the three-month period ended September 30, 2013 from $22,617,132 during the same three-month period in 2012.  This increase is primarily attributable to increased sales and awareness of the Company’s flagship line, Kefir, as well as ProBugs® Organic Kefir for kids and BioKefir™.

Total consolidated net sales increased by $3,172,797 (approximately 15%) to $23,792,530 during the three-month period ended September 30, 2013 from $20,619,733 during the same three-month period in 2012.

Cost of goods sold as a percentage of net sales, excluding depreciation expense, were approximately 69% during the third quarter of 2013, compared to 65% during the same period in 2012. This was primarily attributable to a 35% increase in the cost of milk, the Company’s largest raw material.

Total operating expenses decreased $127,983 (approximately 3%) to $4,664,407 during the third quarter of 2013, from $4,792,390 during the same period in 2012. This decrease was primarily attributable to decreased selling expenses.

Total operating income increased by $126,759 (approximately 6%) to $2,203,969 during the third quarter of 2013, from $2,077,210 during the same period in 2012.

During the three-month period ended September 30, 2013, the company sold certain assets that were acquired in the Golden Guernsey Wisconsin production facility in July 2013 for net sale proceeds of $537,500.  In connection with the sale of those assets, the company recognized a gain of approximately $209,000 which is included in other income.

Income tax expense was $702,257 or a 29% effective tax rate for the third quarter of 2013 compared to an income tax expense of $657,697, or a 32% effective tax rate during the same period in 2012.

Total net income was $1,689,927 or $0.10 per diluted share for the three-month period ended September 30, 2013 compared to $1,402,180 or $0.09 per diluted share in the same period in 2012.

Comparison of Nine-Month Period Ended September 30, 2013 to Nine-Month Period Ended September 30, 2012

Total consolidated gross sales increased by $13,153,035, (approximately 20%) to $80,030,021 during the nine- month period ended September 30, 2013 from $66,876,986 during the same nine-month period in 2012.  This increase is primarily attributable to increased sales and awareness of flagship line, Kefir, as well as ProBugs® Organic Kefir for kids and BioKefir™.

Total consolidated net sales increased by $10,687,134 (approximately 18%) to $71,257,445 during the nine-month period ended September 30, 2013 from $60,570,311 during the same nine-month period in 2012.

Cost of goods sold as a percentage of net sales, excluding depreciation expense, were approximately 66% during the nine-month period ended September 30, 2013, compared to approximately 64% during the same period in 2012. The cost of milk was approximately 25% higher during the nine month period ended September 30, 2013 when compared to the same period in 2012.

Total operating expenses as a percentage of net sales were approximately 20% during the nine-month period ended September 30, 2013 compared to approximately 22% during the same period in 2012.  General and administrative expenses increased by $940,796 (approximately 20%) to $5,567,649 during the nine-month period ended September 30, 2013, from $4,626,853 during the same period in 2012.

Total operating income increased by $1,343,652 (approximately 19%) to $8,420,144 during the nine-month period ended September 30, 2013, from $7,076,492 during the same period in 2012.

During the nine-month period ended September 30, 2013, the company sold certain assets that were acquired in the Golden Guernsey Wisconsin production facility in July 2013 for  net sale proceeds of $537,500.  In connection with the sale of those assets, the company recognized a gain of approximately $209,000 which is included in other income.

Provision for income taxes was $3,258,928 or a 37% effective tax rate, for the nine-month period ended September 30, 2013 compared with $2,483,216 or a 35% tax rate, during the same period in 2012.

Total net income was $5,459,506 or $0.33 per share for the nine-month period ended September 30, 2013 compared to $4,546,296 or $0.28 per share in the same period in 2012.

Liquidity and Capital Resources

Sources and Uses of Cash

Net cash provided by operating activities was $3,598,069 during the nine~~-~~months ended September 30, 2013 compared to $6,092,293 during the same period in 2012.  This decrease is primarily attributable to an increase in inventories of $1,827,689.

Net cash used in investing activities was $7,929,718 during the nine~~-~~months ended September 30, 2013 compared to net cash used in investing activities of $1,216,160 during the same period in 2012.  This decrease is primarily attributable to the increase in purchases of property and equipment of $7,430,459.

The Company had a net decrease in cash and cash equivalents of $1,164,834 during the nine month period ended September 30, 2013 compared to the same period in 2012.  The Company had cash and cash equivalents of $1,215,731 as of September 30, 2013 compared to cash and cash equivalents of $2,379,565 as of September 30, 2012.

Assets and Liabilities

Total assets were $64,468,696 as of September 30, 2013, which is an increase of $9,956,122 when compared to September 30, 2012.  This is primarily due to an increase in property and equipment, net of $6,883,180 as of September 30, 2013 when compared to September 30, 2012.  The increase is related to the purchase of the Golden Guernsey Dairy facility.

Total current liabilities were $8,924,051 as of September 30, 2013, which is an increase of $988,624 when compared to September 30, 2012. This is primarily due to a $429,121 increase in accrued expenses.

Notes payable increased by $4,118,178 as of September 30, 2013, when compared to September 30, 2012.  The balance of the notes payable as of September 30, 2013 was $9,214,853.

Total stockholder’s equity was $43,412,579 as of September 30, 2013, which is an increase of $5,044,636 when compared to September 30, 2012.  This is primarily due to an increase in retained earnings of $5,225,147 when compared to September 30, 2012.

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

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of September 30, 2013 in ensuring that information required to be disclosed by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified under the Exchange Act rules and forms due to the material weakness described below. As a result, we performed additional analysis and other post-closing procedures to ensure our consolidated financial statements were prepared in accordance with generally accepted accounting principles. Accordingly, management believes the consolidated financial statements included in this Form 10-Q fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented.

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

Changes in Internal Control over Financial Reporting

Except as discussed above there were no changes in our internal control over financial reporting that occurred during the third quarter of 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  MINE SAFETY DISCLOSURE.

None.

ITEM 5.  OTHER INFORMATION.

None.

ITEM 6.  EXHIBITS.

4.1
Note made on September 4, 2013 by Lifeway Foods, Inc., and its wholly-owned subsidiaries, Fresh Made Inc., Helios Nutrition Limited, Pride of Main Street Dairy, LLC, Starfruit, LLC and Lifeway Wisconsin, Inc. for the benefit of The Private Bank and Trust Company (incorporated by reference to Exhibit 4.1 on Lifeway’s Current Report on Form 8-K filed on September 20, 2013 (File No. 000-17363)).

10.1
Mortgage, dated as of September 4, 2013 executed by Lifeway Wisconsin, Inc. to and for the benefit of The Private Bank and Trust Company (incorporated by reference to Exhibit 10.1 on Lifeway’s Current Report on Form 8-K filed on September 20, 2013 (File No. 000-17363)).

10.2
Assignment of Rents and Leases dated September 4, 2013 executed by Lifeway Wisconsin, Inc. for the benefit of The Private Bank and Trust Company (incorporated by reference to Exhibit 10.2 on Lifeway’s Current Report on Form 8-K filed on September 20, 2013 (File No. 000-17363)).

10.3
Environmental Indemnity Agreement dated September 4, 2013, jointly and severally executed by Lifeway Foods, Inc., and its wholly-owned subsidiaries, Fresh Made Inc., Helios Nutrition Limited, Pride of Main Street Dairy, LLC, Starfruit, LLC and Lifeway Wisconsin, Inc. for the benefit of The Private Bank and Trust Company (incorporated by reference to Exhibit 10.3 on Lifeway’s Current Report on Form 8-K filed on September 20, 2013 (File No. 000-17363)).

10.4
Eighth Modification to Loan and Security Agreement dated September 4, 2013 by and among The Private Bank and Trust Company, Lifeway Foods, Inc., Fresh Made, Inc., Helios Nutrition Limited, Pride of Main Street Dairy, LLC, Starfruit, LLC and Lifeway Wisconsin, Inc.

10.5	Second Amendment to Mortgage, Security Agreement, Assignment of Rents and Leases and Fixture Filing dated September 4, 2013 by and between Lifeway Foods, Inc. and The Private Bank and Trust Company.

31.1	Officer’s Certificate Pursuant to 15 U.S.C. 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Officer’s Certificate Pursuant to 15 U.S.C. 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Press Release dated November 14, 2013.

101	Interactive Data Files.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIFEWAY FOODS, INC.

Date: November 14, 2013	By:	/s/ Julie Smolyansky
Julie Smolyansky
Chief Executive Officer, President, and Director

Date: November 14, 2013	By:	/s/ Edward P. Smolyansky
Edward P. Smolyansky
Chief Financial and Accounting Officer, Treasurer, Chief Operating Officer and Secretary

INDEX OF EXHIBITS

4.1
Note made on September 4, 2013 by Lifeway Foods, Inc., and its wholly-owned subsidiaries, Fresh Made Inc., Helios Nutrition Limited, Pride of Main Street Dairy, LLC, Starfruit, LLC and Lifeway Wisconsin, Inc. for the benefit of The Private Bank and Trust Company (incorporated by reference to Exhibit 4.1 on Lifeway’s Current Report on Form 8-K filed on September 20, 2013 (File No. 000-17363)).

10.1
Mortgage, dated as of September 4, 2013 executed by Lifeway Wisconsin, Inc. to and for the benefit of The Private Bank and Trust Company (incorporated by reference to Exhibit 10.1 on Lifeway’s Current Report on Form 8-K filed on September 20, 2013 (File No. 000-17363)).

10.2
Assignment of Rents and Leases dated September 4, 2013 executed by Lifeway Wisconsin, Inc. for the benefit of The Private Bank and Trust Company (incorporated by reference to Exhibit 10.2 on Lifeway’s Current Report on Form 8-K filed on September 20, 2013 (File No. 000-17363)).

10.3
Environmental Indemnity Agreement dated September 4, 2013, jointly and severally executed by Lifeway Foods, Inc., and its wholly-owned subsidiaries, Fresh Made Inc., Helios Nutrition Limited, Pride of Main Street Dairy, LLC, Starfruit, LLC and Lifeway Wisconsin, Inc. for the benefit of The Private Bank and Trust Company (incorporated by reference to Exhibit 10.3 on Lifeway’s Current Report on Form 8-K filed on September 20, 2013 (File No. 000-17363)).

10.4
Eighth Modification to Loan and Security Agreement dated September 4, 2013 by and among The Private Bank and Trust Company, Lifeway Foods, Inc., Fresh Made, Inc., Helios Nutrition Limited, Pride of Main Street Dairy, LLC, Starfruit, LLC and Lifeway Wisconsin, Inc.

10.5	Second Amendment to Mortgage, Security Agreement, Assignment of Rents and Leases and Fixture Filing dated September 4, 2013 by and between Lifeway Foods, Inc. and The Private Bank and Trust Company.

31.1	Officer’s Certificate Pursuant to 15 U.S.C. 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Officer’s Certificate Pursuant to 15 U.S.C. 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Press Release dated November 14, 2013.

101	Interactive Data Files.