Form 10-K
period 2013-12-31
LIFEWAY FOODS INC
filed 2014-04-02
CIK 814586

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes ☐     No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the stock was last sold as of June 30, 2013 ($17.36 per share as quoted on the Nasdaq Global Market) was $80,688,689.

As of March 28, 2014, 16,346,017 shares of the registrant’s common stock, no par value, were outstanding.

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

On July 2, 2013, the Company, through its wholly-owned subsidiary Lifeway Wisconsin, Inc., an Illinois corporation (“Lifeway Wisconsin”) acquired substantially all of the assets of Golden Guernsey Dairy Limited Liability Company, a Wisconsin limited liability company (“Golden Guernsey”).

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

In addition to the Chicago, Philadelphia and Tri State metropolitan areas, Lifeway’s products are distributed to stores throughout the United States. Lifeway has verbal distribution arrangements with various distributors throughout the United States and in London. Lifeway believes these verbal distribution arrangements allow management the necessary latitude to expand into new areas and markets and establish new relationships with distributors on an ongoing basis. Lifeway has not offered any exclusive territories to any distributors.

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

MAJOR CUSTOMERS

Lifeway distributes its products to numerous accounts throughout the United States. Concentrations of credit with regard to trade accounts receivable and sales are limited due to the fact that Lifeway’s customers are spread across different geographic areas. However, customers are concentrated in the retail food industry, for example, Trader Joe’s and United Natural Foods. In 2013, two customers represented approximately 27% of sales and reflected sales in various regions of the United States outside the Chicago metropolitan area.

TRANSACTIONS WITH GROUPE DANONE SA

All share amounts and prices in this subsection are historical and have not been adjusted for the stock splits which occurred in the first quarter of 2004 and the second quarter of 2006. On October 1, 1999, Lifeway and certain members of the Smolyansky family sold shares of restricted common stock to Danone at $10.00 per share. Later in 1999, Danone purchased additional shares of common stock from certain individuals, including shares purchased in transactions with certain Company affiliates, including Lifeway’s founder Michael Smolyansky, Val Nikolenko, Vice President of Production and Pol Sikar, a director, and his affiliates. As a result of these transactions, Danone became the beneficial owner of approximately 20% of the outstanding common stock of Lifeway. Pursuant to the terms and conditions of the transaction, Lifeway granted certain limited rights to Danone, which include a right to nominate one director, anti-dilutive rights relating to future offerings and limited registration rights. In addition, as described above, Lifeway and Danone are parties to a Stockholders’ Agreement dated October 1, 1999, as amended through extensions of certain provisions pursuant to which the parties agreed, among other things, that they would not compete with each other with respect to certain kefir products. The terms of the non-compete obligation expired on December 31, 2010. The Stockholders’ Agreement also provides that Danone may not own more than 20% of the outstanding common stock of Lifeway as a result of direct or indirect acquisition of shares during the standstill period, which expired on December 31, 2010. Danone’s interest as of December 31, 2013 was approximately 21.1% due to reductions in Lifeway’s shares outstanding, primarily due to share repurchases by Lifeway. The remaining provisions of the Stockholders’ Agreement are in full force and effect.

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

BAMBINO, Reg. No. 2770522	cheeses, cottage cheeses and other dairy products, excluding ice cream, ice milk, and frozen yogurt	October 7, 2003	October 7, 2023	A Renewal application was timely filed May 13, 2013. Registration is renewable for ten year periods or during the six-month grace period following the registration expiration date.
BAZARNY, Reg. No. 3597883	cultured milk products, excluding ice cream, ice milk and frozen yogurt; cheeses and cottage cheese	March 31, 2009	March 31, 2019
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

Lifeway also uses, and claims common law rights to, the following unregistered trademarks: “Elita,” “Healthy Foods Today for a Better Life Tomorrow,” “Milkshake Smoothie,” “White Cheese,” “Drink It to Be Beautiful Inside and Out,” “Golden Zesta” and “Pride of Main Street.”

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

Lifeway conducts primarily all of its research internally, but at times will employ the services of an outside testing facility. During 2012 and 2013, the amount Lifeway expended for research and new product development was not material to the financial position of Lifeway and no amount was customer supported.

EMPLOYEES

Lifeway currently employs approximately 350 employees, all of whom are full-time employees. Substantially all of these employees are engaged in the manufacturing of the Company’s products. None of Lifeway’s employees are covered by collective bargaining agreements. The Company only has distributor relationships with third party distributors. No distributors are considered to be employees. Company-owned vehicles are used by Company employees for local same day deliveries only and revenue is recognized on the date of delivery to the end retail customers. Drivers of those vehicles are employees of the Company and all payroll, withholdings, and income taxes are accounted for in the same manner.

ITEM 1A. RISK FACTORS.

Not applicable.

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

On July 2, 2013 the Company, through its wholly-owned subsidiary Lifeway Wisconsin, consummated the purchase of Golden Guernsey’s dairy manufacturing, bottling and distribution plant in a 170,000 square foot facility in Waukesha, Wisconsin.  Lifeway is the only occupant of this property and presently holds fee simple title subject to negative mortgage pledge as part of the collateral package for the Loans discussed above.

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

The high and low sales prices for Lifeway’s Common Stock for the quarterly periods within the two most recent fiscal years, as reported by The Nasdaq Global Market, is set forth in the following table:

	Low Bid	High Bid
First Qtr. 2012	$ 8.81	$ 9.91
Second Qtr. 2012	$ 8.03	$ 10.40
Third Qtr. 2012	$ 9.10	$ 11.10
Fourth Qtr. 2012	$ 7.90	$ 9.88
First Qtr. 2013	$ 8.39	$ 14.00
Second Qtr. 2013	$ 10.65	$ 18.38
Third Qtr. 2013	$ 12.50	$ 19.99
Fourth Qtr. 2013	$ 12.85	$ 17.20

As of March 10, 2014, there were approximately 90 holders of record of Lifeway’s Common Stock. The Company has no information regarding beneficial owners whose shares are held in street name.

DIVIDENDS

Lifeway declared a cash dividend of $0.08 per share during the fiscal year ended December 31, 2013 and a cash dividend of $0.07 per share during the fiscal year ended December 31, 2012.  We intend to pay regular annual distributions to our common shareholders, the amount of which may change from time to time.  Future distributions will be declared and paid at the discretion of our Board of Directors, and will depend upon cash generated by operating activities, our financial condition, capital requirements, and such other factors as our Board of Directors deem relevant.

SALES OF UNREGISTERED SECURITIES

None.

PURCHASES OF THE COMPANY’S SECURITIES

None.

EQUITY COMPENSATION PLAN INFORMATION

See Part III, Item 12, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, of this Annual Report on Form 10-K for information regarding securities authorized for issuance under our equity compensation plans.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Results of Operations

Comparison of Quarter Ended December 31, 2013 to Quarter Ended December 31, 2012

The following analysis should be read in conjunction with the audited financial statements of the Company and related notes included elsewhere in this annual report and the financial statements and Management’s Discussion and Analysis contained in our quarterly reports on Form 10-Q, for the fiscal quarters ended March 31, 2013, June 30, 2013, and September 30, 2013.

Total consolidated gross sales increased by $6,059,052 (approximately 26%) to $28,936,073 during the three-month period ended December 31, 2013 from $22,877,021 during the same three-month period in 2012.  This increase is primarily attributable to increased sales and awareness of the Company’s flagship line, Kefir, as well as ProBugs® Organic Kefir for kids and BioKefir™.

Total consolidated net sales increased by $5,485,743 (approximately 26%) to $26,266,697 during the three-month period ended December 31, 2013 from $20,780,954 during the same three-month period in 2012.  Net sales are recorded as gross sales less promotional activities such as slotting fees paid, couponing, spoilage and promotional allowances as well as early payment terms given to customers.

Cost of goods sold as a percentage of net sales, excluding depreciation expense, were approximately 80% during the fourth quarter of 2013, compared to approximately 65% during the same period in 2012. The increase was primarily attributable the increased cost of conventional and organic milk, the Company’s largest raw material. The total cost of milk was approximately 30% higher during the fourth quarter 2013 when compared to the same period in 2012.

Operating expenses as a percentage of net sales were approximately 20% during the fourth quarter of 2013, compared to approximately 23% during the same period in 2012. This was primarily attributable to a decrease in selling expenses, which decreased by $201,476 (approximately 6%) to $3,004,421 during the fourth quarter of 2013, from $3,205,897 during the same period in 2012.

The company reported a loss in operations of $388,832 during the fourth quarter of 2013, a decrease of $2,157,051 from income from operations of 1,768,219 during the same period in 2012.

Provision for income tax was a benefit of $392,053 for the fourth quarter of 2013 compared to a provision for income tax of $721,860, or a 40% effective tax rate for same period last year.

Total net loss was $469,208 or $0.02 per diluted share for the three-month period ended December 31, 2013 compared to net income of $1,073,502 or $0.07 per diluted share in the same period in 2012. Net loss includes an approximate $305,000 loss on disposition of assets due to the closing of a non-performing Starfruit store location. This is viewed as a one time, non-cash expense.

Comparison of Year Ended December 31, 2013 to Year Ended December 31, 2012

Total consolidated gross sales increased by $19,212,087 (approximately 21%) to $108,966,094 during the twelve-month period ended December 31, 2013 from $89,754,007 during the same twelve-month period in 2012.  This increase is primarily attributable to increased sales and awareness of the Company’s flagship line, Kefir, as well as ProBugs® Organic Kefir for kids and BioKefir™.

Total consolidated net sales increased by $16,172,877 (approximately 20%) to $97,524,142 during the twelve-month period ended December 31, 2013 from $81,351,265 during the same twelve month period in 2012.  Net sales are recorded as gross sales less promotional activities such as slotting fees paid, couponing, spoilage and promotional allowances as well as early payment terms given to customers.

Cost of goods sold as a percentage of net sales, excluding depreciation expense, were approximately 70% during the twelve~~-~~month period ended December 31, 2013, compared to approximately 65% during the same period in 2012. The increase was primarily attributable to the cost of conventional and organic milk, the Company’s largest raw material.  The total cost of milk was approximately 25% higher during the twelve-month period ended December 31, 2013 when compared to the same period in 2012.

Operating expenses as a percentage of net sales were approximately 20% during the twelve-month period ended December 31, 2013 compared to approximately 22% during the same period in 2012.  Selling expenses increased by $592,401 (approximately 6%) to $11,296,381 from 10,703,980 during the twelve-month period ended December 31, 2013 when compared to the same period in 2012.

Total operating income decreased by $813,399 (approximately 9%) to $8,031,312 during the twelve-month period ended December 31, 2013, from $8,844,711 during the same period in 2012.

Provision for income taxes was 2,866,875 or a 37% effective tax rate, for the twelve-month period ended December 31, 2013 compared with $3,205,076  or a 36% effective tax rate, during the same period in 2012. Income taxes are discussed in Note 10 of the Notes to Consolidated Financial Statements.

Total net income was $4,990,298 or $0.31 per share for the twelve-month period ended December 31, 2013 compared to $5,619,798 or $0.34 per share in the same period in 2012.

Liquidity and Capital Resources

Sources and Uses of Cash

Net cash provided by operating activities was $5,841,128 during the twelve-months ended December 31, 2013 compared to net cash provided by operating activities of $6,627,684 in the same period in 2012. This decrease is primarily attributable to the decrease in refundable income taxes of $886,607 in 2013.

Net cash used in investing activities was $7,862,973 during the twelve-months ended December 31, 2013 compared to net cash used in investing activities of $1,555,914 in the same period in 2012. This increase is primarily due to an increase in purchases of property and equipment of $7,051,169 compared to 2012.

The Company had a net increase of cash and cash equivalents of $1,020,382 during the twelve month period ended December 31, 2013 compared to a net decrease in cash and cash equivalents of $1,171,079 during the same period in 2012. The Company had cash and cash equivalents of $3,306,608 as of December 31, 2013 compared to cash and cash equivalents of $2,286,226 as of December 31, 2012.

Assets and Liabilities

Total assets were $63,673,801 as of December 31, 2013, which is an increase of $10,167,175 when compared to December 31, 2012. This is primarily due to $20,824,448 of net property and equipment as of December 31, 2013, which is an increase of $5,837,672,when compared to December 31, 2012.

Total current liabilities were $8,882,241 as of December 31, 2013, which is an increase of $2,672,547 when compared to December 31, 2012. This is primarily due to a $2,466,454 increase in accounts payable.

Notes payable increased by $4,043,067 as of December 31, 2013, when compared toDecember31,2012. The balance of the notes payable as of December 31, 2013 was $8,999,012.

Total stockholder’s equity was $42,949,122 as of December 31, 2013, which is an increase of $3,636,653 when compared to December 31, 2012. This is primarily due the increase in retained earnings of $3,682,437 when compared to December 31, 2012.

We previously held significant portions of our assets in investment securities. All of our marketable securities are classified as available-for-sale on our balance sheet. All of these securities are stated there on at market value as of the end of the applicable period. Gains and losses on the portfolio are determined by the specific identification method.

We anticipate being able to fund the Company’s foreseeable liquidity requirements internally. We continue to explore potential acquisition opportunities in our industry in order to boost sales while leveraging our distribution system to consolidate and lower costs.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet financing arrangements.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The annotated consolidated financial statements of the Company that constitute Item 8 of this report commence on the pages that follow this page.

LIFEWAY FOODS, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013 AND 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders
Lifeway Foods, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Lifeway Foods, Inc. and Subsidiaries (the Company) as of December 31, 2013 and 2012, and the related consolidated statements of income and comprehensive income, changes in stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Lifeway Foods, Inc. and Subsidiaries at December 31, 2013 and 2012, and the consolidated results of its operations and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Lifeway Foods, Inc. and Subsidiaries’ internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 1992 and our report dated April 2, 2014 expressed an adverse opinion thereon.

/s/ Plante & Moran, PLLC
Chicago, Illinois
April 2, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders
Lifeway Foods, Inc. and Subsidiaries

We have audited Lifeway Foods, Inc. and Subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 1992. Management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified pervasive material weaknesses in controls including an inadequate process for the valuation of inventory, an inadequate process to develop accurate financial statements including a lack of segregation of duties, and inadequate design and existence of entity level controls. These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2013 financial statements, and this report does not affect our report dated April 2, 2014 on those financial statements.

In our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, Lifeway Foods, Inc. and Subsidiaries has not maintained effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria in 1992.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Lifeway Foods, Inc. and Subsidiaries (the Company) as of December 31, 2013 and 2012, and the related consolidated statements of income and comprehensive income, changes in stockholders’ equity, and cash flows for the years then ended, and our report dated April 2, 2014 expressed an unqualified opinion thereon.

/s/ Plante & Moran, PLLC
Chicago, Illinois
April 2, 2014

LIFEWAY FOODS, INC. AND SUBSIDIARIES
Consolidated Statements of Financial Condition
December 31, 2013 and 2012

	December 31
	2013	2012
ASSETS

Current assets
Cash and cash equivalents	$3,306,608	$2,286,226
Investments	2,516,380	1,869,888
Certificates of deposits in financial institutions	15,373	450,000
Inventories	6,899,008	5,939,186
Accounts receivable, net of allowance for doubtful
accounts and discounts of $1,050,000 and $970,000	10,444,839	8,723,737
Prepaid expenses and other current assets	128,323	97,138
Other receivables	103,272	8,825
Deferred income taxes	322,071	234,687
Refundable income taxes	1,014,947	84,828
Total current assets	24,750,821	19,694,515

Property and equipment, net	20,824,448	14,986,776

Intangible assets
Goodwill and other non amortizable brand assets	14,068,091	14,068,091
Other intangible assets, net of accumulated amortization of
$4,555,559 and $3,842,756 at December 31, 2013 and 2012,
respectively	3,750,441	4,463,244
Total intangible assets	17,818,532	18,531,335

Other Assets
Long-term accounts receivable net of current portion	280,000	294,000
Total assets	$63,673,801	$53,506,626

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Current maturities of notes payable	$875,002	$542,981
Accounts payable	6,723,179	4,256,725
Accrued expenses	1,284,060	1,155,677
Accrued income taxes	0	254,311
Total current liabilities	8,882,241	6,209,694

Notes payable	8,999,012	4,955,945

Deferred income taxes	2,843,426	3,028,518
Total liabilities	20,724,679	14,194,157

Stockholders' equity
Common stock, no par value; 40,000,000 shares authorized;
17,273,776 shares issued; 16,346,017 shares outstanding
at December 31, 2013; 17,273,776 shares issued; 16,346,017 shares outstanding at December 31, 2012	6,509,267	6,509,267
Paid-in-capital	2,032,516	2,032,516
Treasury stock, at cost	(8,187,682)	(8,187,682)
Retained earnings	42,587,214	38,904,777
Accumulated other comprehensive income (loss), net of taxes	7,807	53,591
Total stockholders' equity	42,949,122	39,312,469

Total liabilities and stockholders' equity	$63,673,801	$53,506,626

LIFEWAY FOODS, INC. AND SUBSIDIARIES
Consolidated Statements of Income and Comprehensive Income
December 31, 2013 and 2012

	(Unaudited)
	Years Ended
	December 31, 2013
	2013		2012
Sales	$108,966,094		$89,754,007
Less: discounts and allowances	(11,441,952)		(8,402,742)
Net sales	97,524,142	97,524,142	81,351,265	81,351,265

Cost of goods sold		68,274,674		53,098,191
Depreciation expense		1,626,575		1,629,594

Total cost of goods sold		69,901,249		54,727,785

Gross profit		27,622,893		26,623,480

Selling expenses		11,296,381		10,703,980
General and administrative		7,582,397		6,319,972
Amortization expense		712,803		754,817

Total operating expenses		19,591,581		17,778,769

Income from operations		8,031,312		8,844,711

Other income (expense):
Interest and dividend income		116,380		85,383
Rental income		11,727		12,285
Interest expense		(203,365)		(177,622)
Gain (loss) on sale of investments, net
reclassified from OCI		195,500		71,286
Loss on disposition of assets		(304,958)
Other income (expense)		10,577		(11,169)
Total other income (expense)		(174,139)		(19,837)

Income before provision for
income taxes		7,857,173		8,824,874

Provision for income taxes		2,866,875		3,205,076

Net income		$4,990,298		$5,619,798

Basic and diluted earnings
per common share		0.31		0.34

Weighted average number of
shares outstanding		16,346,017		16,373,224

COMPREHENSIVE INCOME

Net income		$4,990,298		$5,619,798

Other comprehensive income
(loss), net of tax:
Unrealized gains (losses) on
investments (net of tax)		64,674		102,816
Less reclassification adjustment
for (gains) losses included in
net income (net of taxes)		(110,458)		(40,277)

Comprehensive income		$4,944,514		$5,682,337

LIFEWAY FOODS, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders’ Equity
For the Years Ended December 31, 2013 and 2012

	Common Stock, No Par Value							Accumulated
	40,000,000 Shares		# of Shares					Other
	Authorized		of					Comprehensive
	# of Shares	# of Shares	Treasury	Common	Paid In	Treasury	Retained	Income (Loss),
	Issued	Outstanding	Stock	Stock	Capital	Stock	Earnings	Net of Tax	Total

Balances at December 31, 2011	17,273,776	16,409,317	864,459	$6,509,267	$2,032,516	$(7,606,974)	$34,431,296	$(8,948)	$35,357,157

Redemption of stock	—	(63,300)	63,300	—	—	(580,708)	—	—	(580,708)

Other comprehensive income (loss):
Unrealized gains on securities, net of taxes	—	—	—	—	—	—	—	62,539	62,539

Net income for the year ended December 31, 2012	—	—	—	—	—	—	5,619,798	—	5,619,798

Dividends ($.07) per share	—	—	—	—	—	—	(1,146,317)	—	(1,146,317)

Balances at December 31, 2012	17,273,776	16,346,017	927,759	$6,509,267	$2,032,516	$(8,187,682)	$38,904,777	$53,591	$39,312,469

Redemption of stock	—	—	—	—	—	—	—	—	—

Other comprehensive income (loss):
Unrealized gains on securities, net of taxes	—	—	—	—	—	—	—	(45,784)	(45,784)

Net income for the year ended December 31, 2013	—	—	—	—	—	—	4,990,298	—	4,990,298

Dividends ($.08) per share	—	—	—	—	—	—	(1,307,861)	—	(1,307,861)

Balances at December 31, 2013	17,273,776	16,346,017	927,759	$6,509,267	$2,032,516	$(8,187,682)	$42,587,214	$7,807	$42,949,122

LIFEWAY FOODS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2013 and 2012

	December 31,
	2013	2012

Cash flows from operating activities:
Net income	$4,990,298	$5,619,798
Adjustments to reconcile net income to net
cash flows from operating activities:
Depreciation and amortization	2,339,378	2,384,411
Loss (gain) on sale of investments, net	(195,500)	(71,286)
Deferred income taxes	(238,804)	(434,896)
Bad Debt Expense	32,604	435,344
Loss (Gain) on sale of equipment	304,958	11,169
(Increase) decrease in operating assets:
Accounts receivable	(1,741,759)	(1,213,253)
Other receivables	(94,447)	215,379
Inventories	(959,822)	(984,711)
Refundable income taxes	(930,119)	(43,512)
Prepaid expenses and other current assets	(6,185)	(17,508)
Increase (decrease) in operating liabilities:
Accounts payable	2,466,454	(129,514)
Accrued expenses	128,383	601,952
Income taxes payable	(254,311)	254,311
Net cash provided by operating activities	5,841,128	6,627,684

Cash flows from investing activities:
Purchases of investments	(3,518,781)	(1,452,672)
Proceeds from sale of investments	3,001,016	1,475,730
Investments in certificates of deposits	0	(150,255)
Redemption of certificates of deposits	423,997	0
Purchases of property and equipment	(8,479,886)	(1,428,717)
Proceeds from sale of equipment	710,681	0
Net cash (used in) provided by investing activities	(7,862,973)	(1,555,914)

Cash flows from financing activities:
Checks written in excess of bank balances	0	(592,040)
Purchases of treasury stock	0	(580,708)
Dividends Paid	(1,307,861)	(1,146,317)
Net proceeds from debt issuance	4,975,000	250,000
Repayment of notes payable	(624,912)	(1,831,626)
Net cash provided (used in) financing activities	3,042,227	(3,900,691)

Net (decrease) increase in cash and cash equivalents	1,020,382	1,171,079

Cash and cash equivalents at the beginning of the period	2,286,226	1,115,150

Cash and cash equivalents at the end of the period	$3,306,608	$2,286,226

LIFEWAY FOODS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2013 and 2012

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

Note 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of the significant accounting policies applied in the preparation of the accompanying financial statements follows:

Principles of consolidation
The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Helios Nutrition, Ltd., Pride of Main Street, L.L.C., Starfruit, L.L.C., Fresh Made, Inc. and Starfruit Franchisor, L.L.C., Lifeway First Juice, Inc. (IL), First Juice, Inc. (DE) and Lifeway Wisconsin, Inc. Lifeway Wisconsin, Inc. was created to facilitate the operation of a production facility in Wisconsin. All significant intercompany accounts and transactions have been eliminated.

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

Customer Concentration
Sales are predominately to companies in the retail food industry, located within the United States of America. Two major customers accounted for approximately 35 percent and 31 percent of gross sales for the years ended December 31, 2013 and 2012, respectively. These customers accounted for approximately 25 percent and 30 percent of accounts receivable as of December 31, 2013 and December 31, 2012, respectively.

LIFEWAY FOODS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2013 and 2012

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
December 31, 2013 and 2012

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

The Company has analyzed filing positions in all of the federal and state jurisdictions where it is required to file income tax returns, as well as all open tax years in these jurisdictions. The only periods subject to examination for the Company’s federal returns are the 2010, 2011 and 2012 tax years. The Company believes that its income tax filing positions and deductions would be sustained on audit and does not anticipate any adjustments that would result in a material change to its financial position. Therefore, no reserves for uncertain income tax positions have been recorded.

LIFEWAY FOODS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2013 and 2012

Note 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – Continued

Treasury stock
Treasury stock is recorded using the cost method.

Advertising and promotional costs
The Company expenses advertising costs as incurred. For the years ended December 31, 2013 and 2012 total advertising expenses were $ 2,685,691 and $2,679,798, respectively.

Earnings per common share
Earnings per common share were computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. For the years ended December 31, 2013 and 2012, diluted and basic earnings per share were the same, as the effect of dilutive securities options outstanding was not significant.

Correction of Prior Year Amounts
Management has revised the consolidated statement of income and comprehensive income for the year ended December 31, 2012, to correct an immaterial matter. During 2012 salaries and wages related to costs of production of inventory were not presented as part of cost of goods sold at December 31, 2012 and were erroneously included as selling expenses in our previously issued financial statements. This revision resulted in an $802,727 increase in cost of goods sold and a corresponding decrease in the selling expenses. There was no impact on previously reported net income, consolidated balance sheets or consolidated statement of cash flows.

Note 3 – INTANGIBLE ASSETS

Intangible assets, and the related accumulated amortization, consist of the following:

	December 31, 2013		December 31, 2012
	Cost	Accumulated Amortization	Cost	Accumulated Amortization
Recipes	$43,600	$43,600	$43,600	$43,600
Customer lists and other customer related intangibles	4,504,200	2,474,790	4,504,200	2,025,736
Lease acquisition	87,200	87,200	87,200	87,200
Customer relationship	985,000	596,785	985,000	526,701
Trade names	2,248,000	1,028,334	2,248,000	878,469
Formula	438,000	324,850	438,000	281,050
	$8,306,000	$4,555,559	$8,306,000	$3,842,756

Amortization expense is expected to be approximately the following for the 12 months ending December 31:

2014	$712,803
2015	712,803
2016	694,553
2017	669,003
2018	629,409
Thereafter	331,870
$3,750,441

Amortization expense during the years ended December 31, 2013 and 2012 was $712,803 and $754,817, respectively.

LIFEWAY FOODS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2013 and 2012

Note 4 – INVESTMENTS

The cost and fair value of investments classified as available for sale are as follows:

December 31, 2013	Cost	Unrealized Gains	Unrealized Losses	Fair Value
Equities	$1,006,169	$98,213	$(32,181)	$1,072,201
Mutual Funds	54,847	1,994	0	56,841
Preferred Securities	464,585	12,960	(15,449)	462,096
Corporate Bonds	973,333	1,329	(49,420)	925,242
Total	$2,498,934	$114,496	$(97,050)	$2,516,380

December 31, 2012	Cost	Unrealized Gains	Unrealized Losses	Fair Value
Equities	$639,974	$90,875	$(5,190)	$725,659
Corporate Bonds	1,135,064	16,212	(7,047)	1,144,229
Total	$1,775,038	$107,087	$(12,237)	$1,869,888

Proceeds from the sale of investments were $3,001,016 and $1,475,730 for the years ended December 31, 2013 and 2012, respectively.

Gross gains of $248,223 and $88,713 and gross losses of $52,723 and $17,427 were realized on these sales during the years ended December 31, 2013 and 2012, respectively.

The following table shows the gross unrealized losses and fair value of the Company's investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2013 and 2012:

	Less Than 12 Months		12 Months or Greater		Total
December 31, 2013	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Equities	$213,222	$(32,180)	$0	$0	$213,222	$(32,180)
Mutual Funds	0	0	0	0	0	0
Preferred Securities	224,125	(15,449)	0	0	224,125	(15,449)
Corporate Bonds	615,986	(42,827)	96,726	(6,593)	712,712	(49,420)
	$1,053,333	$(90,456)	$96,726	$(6,593)	$1,150,059	$(97,049)

	Less Than 12 Months		12 Months or Greater		Total
December 31, 2012	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Equities	$63,620	$(3,745)	$21,910	$(1,445)	$85,530	$(5,190)
Corporate Bonds	301,229	(2,721)	193,930	(4,326)	495,159	(7,047)
	$364,849	$(6,466)	$215,840	$(5,771)	$580,689	$(12,237)

Equities, Mutual Funds, Preferred Securities, and Corporate Bonds - The Company's investments in equity securities, mutual funds, preferred securities, and corporate bonds consist of investments in common stock, preferred stock and debt securities of companies in various industries. As of December 31, 2013, there were three corporate bond securities that had unrealized losses greater than twelve months. The Company evaluated the near-term prospects of the issuer in relation to the severity and duration of the impairment. Based on that evaluation and the Company's ability and intent to hold these investments for a reasonable period of time sufficient for a forecasted recovery of fair value, the Company did not consider any material investments to be other-than-temporarily impaired at December 31, 2013.

LIFEWAY FOODS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2013 and 2012

Note 5 – INVENTORIES

Inventories consist of the following:

	December 31,
	2013	2012
Finished goods	$3,027,900	$2,462,548
Production supplies	2,690,097	2,599,668
Raw materials	1,181,011	876,970
Total inventories	$6,899,008	$5,939,186

Note 6 – PROPERTY AND EQUIPMENT

Property and equipment consist of the following:
	December 31,
	2013	2012
Land	$1,856,370	$1,178,160
Buildings and improvements	14,587,022	11,904,919
Machinery and equipment	19,633,164	15,185,204
Vehicles	1,244,560	1,346,078
Office equipment	433,679	411,773
Construction in process	177,519	612,468
	37,932,314	30,638,602
Less accumulated depreciation	17,107,866	15,651,826
Total property and equipment	$20,824,448	$14,986,776

Lifeway completed the purchase of Golden Guernsey’s assets on July 2, 2013. The cost was approximately $7.4 million and none of the purchased assets have been placed in service.

Depreciation expense during the years ended December 31, 2013 and 2012 was $1,626,575 and $1,629,594, respectively.

Note 7 – ACCRUED EXPENSES

Accrued expenses consist of the following:

	December 31,
	2013	2012
Accrued payroll and payroll taxes	$477,312	$356,280
Accrued property tax	306,608	302,573
Other	500,140	496,824
	$1,284,060	$1,155,677

LIFEWAY FOODS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2013 and 2012

Note 8 – NOTES PAYABLE

Notes payable consist of the following:

	December 31,
	2013	2012

Note payable to Private Bank in monthly installments of $42,222, plus variable interest rate, currently at 2.6677%, with a balloon payment for the remaining balance. Collateralized by substantially all assets of the Company. In May 2013, the Company refinanced this note under similar terms which extended the maturity date to May 31, 2018.	$4,858,889	$5,365,556

Line of credit with Private Bank at variable interest rate, currently at 3.25%. The agreement has been extended with terms allowing borrowings up to $5 million. Collateralized by substantially all assets of the Company and matures on May 31, 2014.	0	0

Note payable to Private Bank in monthly installments of $27,778, plus variable interest rate, currently at 2.6677% with a balloon payment for the remaining balance, maturing on May 31, 2019, collateralized by substantially all assets of the Company	4,916,667	0

Notes payable to Ford Credit Corp. payable in monthly installments of $1,778.23 at 5.99%, due July 2015, secured by transportation equipment.	32,124	50,871

Note payable to Fletcher Jones of Chicago, Ltd LLC in monthly installments of $1,768.57 at 6.653%, due May 24, 2017, secured by transportation equipment.	66,334	82,499
Total notes payable	9,874,014	5,498,926
Less current maturities	875,002	542,981
Total long-term portion	$8,999,012	$4,955,945

In accordance with the Private Bank agreements referenced above, the Company is subject to minimum fixed charged ratio and tangible net worth thresholds.

Maturities of notes payables are as follows:

For the Period Ended December 31,

2014	$875,002
2015	870,787
2016	859,875
2017	849,084
2018	3,165,558
Thereafter	3,253,708
Total	$9,874,014

LIFEWAY FOODS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2013 and 2012

Note 9 – COMMITMENTS AND CONTINGENCIES

The Company leases three stores for its Starfruit subsidiary. Total expense for these leases was approximately $347,164, and $379,348 for the years ended December 31, 2013 and 2012, respectively. The Company is also responsible for additional rent equal to real estate taxes and other operating expenses. Future annual minimum base rental payments for the leases as of December 31, 2013 are approximately as follows:

2014	$44,138
2015	45,461
2016	46,825
2017	48,229
2018	49,676
Total	$234,329

Note 10 – PROVISION FOR INCOME TAXES

The provision for income taxes consists of the following:

	For the Years Ended
	December 31,
	2013	2012
Current:
Federal	$2,551,505	$2,757,332
State and local	554,174	882,640
Total current	3,105,679	3,639,972
Deferred	(238,804)	(434,896)
Provision for income taxes	$2,866,875	$3,205,076

A reconciliation of the provision for income taxes and the income tax computed at the statutory rate is as follows:

	For the Years Ended
	December 31,
	2013		2012
	Amount	Percentage	Amount	Percentage
Federal income tax expense computed at the statutory rate	$2,666,223	34.0%	$3,000,457	34.0%
State and local tax expense, net	744,974	9.5%	838,363	9.5%
U.S. domestic manufacturers’ deduction & other permanent differences	(455,442)	(5.8)%	(427,525)	(4.9)%
Change in tax estimate	(88,880)	(1.1)%	(206,219)	(2.2)%
Provision for income taxes	$2,866,875	36.6%	$3,205,076	36.4%

LIFEWAY FOODS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2013 and 2012

Note 10 – PROVISION FOR INCOME TAXES - Continued

Amounts for deferred tax assets and liabilities are as follows:

	December 31,
	2013	2012
Non-current deferred tax assets (liabilities) arising from: Temporary differences -
Accumulated depreciation and amortization
from purchase accounting adjustments	$(2,896,058)	$(3,164,716)
Capital loss carry-forwards	52,632	136,198
Total non-current net deferred tax liabilities	(2,843,426)	(3,028,518
Current deferred tax assets arising from:
Unrealized losses (gain) on investments	(7,589)	(41,260)
Inventory	307,910	265,072
Allowance for doubtful accounts and discounts	21,750	10,875
Total current deferred tax assets	322,071	234,687
Net deferred tax liability	$(2,521,355)	$(2,793,831)

Note 11 – SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for interest and income taxes are as follows:

	For the Years Ended
	December 31,
	2013	2012
Interest	$205,739	$191,277
Income taxes	$4,362,991	$3,413,687

LIFEWAY FOODS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2013 and 2012

Note 12 – FAIR VALUE MEASUREMENTS

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

Following is a description of the valuation methodologies used for assets measured at fair value. There have been no changes in the methodologies used as of December 31, 2013 and 2012.

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

LIFEWAY FOODS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2013 and 2012

Note 12 – FAIR VALUE MEASUREMENTS – Continued

The following table sets forth by level, within the fair value hierarchy, the Company’s financial assets at fair value for the years ended December 31, 2013 and December 31, 2012, respectively. Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement:

	Assets and Liabilities at Fair Value as of December 31, 2013
	Level 1	Level 2	Level 3	Total

Cash	$3,306,608	$0	$0	$3,306,608
Certificate of Deposits	0	15,378	0	15,378
Mutual Funds	56,841	0	0	56,841
Stocks	1,072,201	0	0	1,072,201
Preferred Securities	0	462,096	0	462,096
Corporate Bonds	0	925,242	0	925,242
Notes Payable	0	9,874,014	0	9,874,014

	Assets and Liabilities as Fair Value as of December 31, 2012
	Level 1	Level 2	Level 3	Total

Cash	$2,286,226	$0	$0	$2,286,226
Certificate of Deposits	0	439,982	0	439,982
Stocks	725,670	0	0	725,670
Corporate Bonds	0	1,144,229	0	1,144,229
Notes Payable	0	5,498,926	0	5,498,926

The Company’s financial assets and liabilities also include accounts receivable, other receivables and, accounts payable for which carrying value approximates fair value. All such assets are valued using level 2 inputs.

Note 13 – LITIGATION

The Company is named a party to lawsuits in the normal course of business. In the opinion of management, the resolution of these lawsuits will not have a material adverse effect on the Company’s consolidated financial position or results of operations.

Note 14 – RECENT ACCOUNTING PRONOUNCEMENTS

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

In July 2013, the FASB issued an Accounting Standards Update (“ASU”) related to the presentation of unrecognized tax benefits. The update requires presentation of an unrecognized tax benefit, or a portion of an unrecognized tax benefit, as a reduction to a deferred tax asset for a net operating loss carryforward or a tax credit carryforward in the statement of financial position. The guidance does not apply to the extent that a net operating loss carryforward or tax credit carryforward at the reporting date is not available under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position. The guidance is effective for fiscal years (and interim periods within those years) beginning after December 15, 2013. We do not expect the adoption of this standard to have a material impact on our Consolidated Financial Statements.

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

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of December 31, 2013 in ensuring that information required to be disclosed by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified under the Exchange Act rules and forms due to the material weakness described below. As a result, we performed additional analysis and other post-closing procedures to ensure our consolidated financial statements were prepared in accordance with generally accepted accounting principles. Accordingly, management believes the consolidated financial statements included in this Form 10-K fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented.

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

Management evaluated the effectiveness of our internal control over financial reporting as of December 31, 2013.  In making the assessment, management used the framework in “Internal Control –Integrated Framework” promulgated by the Committee of Sponsoring Organizations of the Treadway Commission, commonly referred to as the “COSO” criteria. Based on that assessment, our principal executive officer and principal financial and accounting officer concluded that our internal control over financial reporting was not effective as of December 31, 2013 because pervasive material weaknesses existed in our internal control over financial reporting.  Specifically, we had material weaknesses arising from a lack of segregation of duties in financial reporting, a fragmented financial statement preparation process with various levels of input and control resulting from the use of external consultants for the processing and preparation of our financial statements, inadequate systems used to identify, record and review period end activity and calculations of inventory and inadequate entity level controls.

As a result, we performed additional analysis and other post-closing procedures to ensure our consolidated financial statements were prepared in accordance with generally accepted accounting principles.  Accordingly, management believes the consolidated financial statements included in this Form 10-K fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented.  The effectiveness of our internal control over financial reporting as of December 31, 2013 has been audited by Plante & Moran, PLLC, an independent registered public accounting firm, as stated in their report which appears herein.

Remediation of Material Weakness

The Company is beginning the process to identify and engage an outside consultant to assist us in developing a plan of remediation with respect to the material weaknesses identified above and to assist us in improving the design and operations of our internal controls over financial reporting generally.

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

Conclusion

We believe that with the assistance of an expert we can implement measures to remediate the material weaknesses we have identified and will continue to strengthen our internal controls over financial reporting. We are committed to continually improving our internal control processes and will diligently and vigorously review our financial reporting controls and procedures. As we continue to evaluate and work to improve our internal controls over financial reporting, we may determine that additional measures are necessary to address control deficiencies. Moreover, we may decide to modify certain of the remediation measures we implement as we continue to evaluate and work to improve our internal controls over financial reporting.

Changes in Internal Control over Financial Reporting

Except as discussed above there were no changes in our internal control over financial reporting that occurred during the fourth quarter of 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

DIRECTORS AND EXECUTIVE OFFICERS.

LUDMILA SMOLYANSKY, 63, was appointed as a Director by the Board to fill a vacancy created by an increase of the maximum number of Directors up to seven and unanimously elected as the Chairperson of the Board in November 2002. For more than 20 years, Mrs. Smolyansky has been the operator of several independent delicatessen, gourmet food distributorship businesses and imported food distributorships. In 2002, prior to the commencement of her tenure as a Director, she was hired by the Company as its General Manager. Mrs. Smolyansky devotes as much time as necessary to the business of the Company and currently holds no other directorships in any other reporting company. Mrs. Smolyansky is the mother of Julie Smolyansky (the President, Chief Executive Officer, and a Director of the Company) and Edward P. Smolyansky (the Chief Operating Officer, Treasurer, Chief Financial and Accounting Officer and Secretary of the Company). Mrs. Smolyansky brings many years of food industry experience to the Board.

JULIE SMOLYANSKY, 38, was appointed as a Director, and elected President, CEO, CFO and Treasurer of the Company by the Board of Directors to fill the vacancies in those positions created by the death of her father, Michael Smolyansky, in June 2002. She is a graduate with a Bachelor’s degree from the University of Illinois at Chicago. Prior to her appointment, Ms. Smolyansky spent six years as the Company’s Director of Sales and Marketing. She devotes as much time as necessary to the business of the Company and currently holds no other directorships in any other reporting company. Ms. Smolyansky is the daughter of Ludmila Smolyansky, the Chairperson of the Board. In 2004, Ms. Smolyansky resigned as CFO and Treasurer and Edward Smolyansky, Ms. Smolyansky’s brother, was appointed to such positions. Ms. Smolyansky brings historical and operational expertise and experience to the Board.

POL SIKAR, 65, has been a Director of the Company since its inception in February 1986. He is a graduate with a Master’s degree from the Odessa State Institute of Civil Engineering in Russia. For more than 13 years, he has been President and a major shareholder of Montrose Glass & Mirror Co., a company providing glass and mirror products to the wholesale and retail trade in the greater Chicago area. Mr. Sikar devotes as much time as necessary to the business of the Company. Mr. Sikar holds no other directorships in any other reporting company. Mr. Sikar has been a Director since inception and brings a historical perspective to the Board.

RENZO BERNARDI, 61, has been a Director of the Company since 1994. Mr. Bernardi is the president and founder of Renzo & Sons, Inc., a Dairy and Food Service Company which has been in business since 1969 (formerly, Renzo-Milk Distribution Systems). He has over 30 years of experience in the dairy distribution industry. Mr. Bernardi is a graduate of Instituto Teonico E Commerciale of Macomer, Sardinia. Mr. Bernardi devotes as much time as necessary to the business of the Company. Mr. Bernardi holds no other directorships in any other reporting company. Mr. Bernardi brings deep industry experience to the Board.

GUSTAVO CARLOS VALLE, 49, has been a Director of the Company since June 19, 2009. He is an Argentine citizen and was appointed President and CEO of the Dannon Company, Inc. effective April 1, 2009. Mr. Valle joined Danone Argentina in 1996 as Vice President Finance where he became CEO of Danone Waters Argentina in 2002. Two years later, he was appointed CEO of Danone Brazil. Mr. Valle graduated in Economics from Buenos Aires University in Argentina. Mr. Valle holds no other directorships in any other reporting company. Mr. Valle has been designated by DS Waters, L.P. (as the related successor to The Dannon Company, Inc.) to be its representative to the Board in accordance with the terms of that certain Stockholder’s Agreement, as amended, between the Company and Dannon. Mr. Valle brings deep industry experience to the Board.

PAUL LEE, 39, was elected as a Director of the Company to fill a vacancy on the Board of Directors created by the resignation of Eugene Katz in July 2012.  Mr. Lee joined Lightbank Inc. as a Partner in February 2011. Previously, Mr. Lee was Managing Director and Group Head for Digital Ventures at Playboy Enterprises, and was a founding member and Senior Vice President at the Peacock Equity Fund. Mr. Lee brings financial and strategic experience to the Company’s Board of Directors.

JASON SCHER, 39, was elected as a Director of the Company to fill a vacancy on the Board of Directors in July 2012.  Mr. Scher is the Chief Operating Officer of Vosges Haut-Chocolat. Mr. Scher previously served as principal in Khoury Construction and RP3 Development. His strong leadership has been instrumental in laying a foundation for an entrepreneurial growing business. Mr. Scher also brings financial and strategic experience to the Company's Board of Directors.

EDWARD P. SMOLYANSKY, 34, was appointed as Chief Financial and Accounting Officer and Treasurer of Lifeway in November 2004. He was also appointed Chief Operating Officer and Secretary in 2012.  He had served as the Controller of the Company from June 2002 until such time. He received his baccalaureate degree in finance from Loyola University of Chicago in December 2001. Edward P. Smolyansky is the brother of Company President and CEO Julie Smolyansky and the son of Lifeway’s Chairperson of the Board, Ludmila Smolyansky.

KEY EMPLOYEES.

VALERIY NIKOLENKO, 68, Vice President of Operations, has been VP of Operations for 17 years with Lifeway.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities and Exchange Act of 1934 requires the Company’s Officers and Directors, and persons who own more than 10% of a registered class of the Company’s equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (“SEC”). Based on the Company’s review of the copies of such forms received by it, or written representations from certain reporting persons, the Company believes that none of its directors, executive officers or persons who beneficially own more than 10% of the Company’s Common Stock failed to comply with Section 16(a) reporting requirements in fiscal year ended December 31, 2013, except for Ms. Julie Smolyansky who failed to timely file two Form 4s regarding three transactions and Edward Smolyansky who failed to timely file two Form 4s regarding three transactions.

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

ITEM 11.    EXECUTIVE COMPENSATION.

Summary Compensation Table as of December 31, 2012 and December 31, 2013

Name	Year	Salary	Bonus	All other Comp.	Total
Julie Smolyansky, CEO and President(1)	2013	$900,000	$115,000	$44,500	$1,059,500
	2012	$890,903	$125,000	$14,280	$1,030,183
				(5)

Edward P. Smolyansky,	2013	$1,000,000	$150,000	$38,500	$1,188,500
CFO, Chief Accounting Officer, Treasurer, Chief	2012	$928,403	$150,000	$31,280	$1,109,683
Operating Officer and Secretary (2)				(6)

Valeriy Nikolenko, Vice President of Operations	2013	$200,000	$50,000	$32,000	$282,000
and Secretary (4)(8)	2012	$153,800	$60,000	$29,210	$243,010
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

(5)
Represents (i) the Company’s portion of the matching contributions to the Company’s 401(k) plan on behalf of the following named executive officer, Julie Smolyansky: $17,500 for 2013; (ii) $12,000 for health insurance premiums; and (iii) $15,000 related to personal usage of automobiles leased by the Company, which includes lease payments, insurance premiums and fuel.

(6)
Represents (i) the Company’s portion of the matching contributions to the Company’s 401(k) plan on behalf of the following named executive officer, Edward Smolyansky: $17,500 for 2013; (ii) $6,000 for health insurance premiums; and (iii) $15,000 related to personal usage of automobiles leased by the Company, which includes lease payments, insurance premiums and fuel.

(7)
Represents (i) the Company’s portion of the matching contributions to the Company’s 401(k) plan on behalf of the following named executive officer, Val Nikolenko: $10,000 for 2013; (ii) $12,000 for health insurance premiums; and (iii) $10,000 related to personal usage of automobiles leased by the Company, which includes lease payments, insurance premiums and fuel.

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

On June 9, 1995, the Company filed a registration statement on Form S-8 with the Securities and Exchange Commission in connection with the “Lifeway Foods, Inc. Consulting and Services Compensation Plan” (the “Plan”) covering 1,200,000, as adjusted, shares of its Common Stock. The Plan was adopted by the Company on June 5, 1995. Pursuant to such Plan, the Company may issue common stock or options to purchase common stock to certain consultants, service providers, and employees of the Company. There were a total of approximately 940,000 shares eligible for issuance under the Plan at December 31, 2012. The option price, number of shares, grant date, and vesting terms of awards granted under the Plan are determined at the discretion of the Company’s Board of Directors. On March 18, 2014 the Company filed a post-effective amendment to the Form S-8 to withdraw and remove from registration the shares of Common Stock registered that remained unissued and unsold as of March 18, 2014.

Outstanding Equity Awards At December 31, 2013

As of December 31, 2013, there were no stock options outstanding or exercisable and no unvested stock awards.

There are no agreements with the named executive officers that provide for payments in connection with resignation, retirement, termination of employment or change in control other than the Employment Agreement described above.

Director Compensation as of December 31, 2013

Name	Fees Earned or Paid in Cash		All Other Compensation		Total
Ludmila Smolyansky	$408,000	(1)	$14,200	(2)	$422,300
Pol Sikar	$7,500		—		$7,500
Renzo Bernardi	$7,500		—		$7,500
Gustavo Carlos Valle	—		—		—
Eugene Katz	$—		—		$—
Paul Lee	$4,500		—		$4,500
Jason Sher	4,500		—		4,500

(1)
Of the Fees Paid in Cash, $408,000 represents the annual fees paid to Ms. Smolyansky for her services as a consultant to the Company. Ms. Smolyansky did not receive any additional retainer fees or other meeting attendance fees in her capacity as a director.

(2)	Represents (i) the Company’s portion of the matching contributions to the Company’s 401(k) plan on behalf of Ludmila Smolyansky: $8,200 for 2013; and (ii) $6,000 for health insurance premiums.

During 2013, each outside (non-employee) director other than Ms. Ludmila Smolyansky was compensated at the rate of $1,500 per non-annual meeting attended. No employee director (Julie Smolyansky) nor any Director serving as the nominee of Danone (Gustavo Carlos Valle) was compensated as a Director during 2013.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information known to the Company regarding the beneficial ownership of the Company’s Common Stock, the Company’s only outstanding class of securities, as of March 28, 2014 by (a) each shareholder known by the Company to be the beneficial owner of more than five percent of the Company’s Common Stock, (b) each of the Company’s directors, (c) each of the Company’s executive officers named in the Summary Compensation Table above and (d) all executive officers and directors of the Company as a group. The shareholders listed below have sole voting and investment power except as noted.

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership	Percent of Class(2)
Ludmila Smolyansky(3,6)	7,371,584	45.1%
Julie Smolyansky(3,7)	517,265	3.2%
Edward Smolyansky(3)	294,738	1.8%
Pol Sikar(3)	3,000	*
Renzo Bernardi(3)	14,900	*
Gustavo Carlos Valle (3,4)	0	*
Paul Lee(3)	0	*
Jason Scher(3)	0	*
Val Nikolenko	0	*
All Directors and Officers of the Company as a Group (Seven persons in total)	8,201,487	50.2%
Danone Foods, Inc.	3,454,756	21.1%
Mario J. Gabelli(5)	831,805	5.1%
_________________
*Less than .01%.

NOTES TO BENEFICIAL OWNERSHIP TABLE

(1)
With the exception of Gustavo Carlos Valle and Danone Foods, Inc., the address for all Directors and shareholders listed in this table is 6431 Oakton St., Morton Grove, IL 60053. The address of Gustavo Carlos Valle and Danone Foods, Inc. is 100 Hillside Avenue, White Plains, NY 10603-2861.

(2)	Based upon 16,346,017 shares of Common Stock outstanding as of March 28, 2014.

(3)	A director or officer of the Company.

(4)	Mr. Valle is also an officer of the Dannon Company, Inc., which is an affiliate of Danone Foods, Inc.

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

(6)	Includes 7,369,584 shares held by the Ludmila Smolyansky Trust 2/1/05, of which Ms. Smolyansky is the trustee.

(7)	Includes 5,000 shares held by Ms. Smolyansky on behalf of minor children.

Equity Compensation Plan Information

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	0	$0	940,000
Equity compensation plans not approved by security holders	0	$0	—
Total	0	$0	—

*All of Lifeway’s equity compensation plans have been approved by its shareholders. The only Securities remaining available for issuance are under the Plan the terms of which are described in the narratives following the Summary Compensation Table above.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

Related Transactions

We have determined that there are no related party transactions in excess of the lesser $120,000 or 1% of the average of the Company’s total assets for each of 2012 and 2013, since the beginning of 2010 or currently proposed, involving the Company.

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

ITEM 14.     PRINCIPAL ACCOUNTING FEES AND SERVICES.

AUDIT FEES

In 2013 and 2012, Plante & Moran, PLLC, billed Lifeway approximately $345,895 and $324,081, respectively, for professional services rendered for the audit of Lifeway’s annual financial statements and review of financial statements included in Lifeway’s Forms 10-Q or services that are normally provided in connection with statutory and regulatory filings or engagements in 2012 and 2013.

AUDIT-RELATED FEES

None.

TAX FEES

No professional services were rendered by Plante & Moran, PLLC to Lifeway regarding tax advice, tax compliance and tax planning during 2012 and 2013.

ALL OTHER FEES

No other fees were billed to Lifeway by Plante & Moran, PLLC during 2012 and 2013 other than those described in this report.

No hours expended by Plante & Moran, PLLC in its engagement to audit Lifeway’s financial statements for the most recent fiscal year were attributable to work performed by persons other than Plante’s full-time permanent employees. The Audit Committee has approved 100% of all services performed by Plante for Lifeway and disclosed above.

AUDIT COMMITTEE PRE-APPROVAL POLICIES AND PROCEDURES

The Lifeway Audit Committee (the “Committee”), comprised of Messrs. Sikar, Bernardi, and Katz, pre-approved Plante & Moran, PLLC as the Company’s independent auditor for the year-ended December 31, 2013 and has adopted the following guidelines regarding the engagement of the Company’s independent auditor to perform services for the Company. Mr. Katz thereafter declined to stand for re-election. Mr. Lee was subsequently elected and appointed to fill Mr. Katz’ vacancy on the Company’s Board of Directors and the Committee.

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

EXHIBITS

3.1	Amended and Restated Bylaws (incorporated by reference to Exhibit No. 3.5 of Lifeway’s Current Report on Form 8-K dated and filed on December 10, 2002 (File No. 000-17363)).

3.2	Articles of Incorporation, as amended and currently in effect.

4.1	Revolving Note dated February 6, 2009 (incorporated by reference to Exhibit 10.2 on Lifeway’s Current Report on Form 8-K dated February 6, 2009 and filed on February 13, 2009 (File No. 000- 17363)).

4.2	Term Note dated February 6, 2009 (incorporated by reference to Exhibit 10.3 on Lifeway’s Current Report on Form 8-K dated February 6, 2009 and filed on February 13, 2009 (File No. 000-17363)).

4.3	Promissory Note dated September 4, 2013 (incorporated by reference to Exhibit 4.1 of Lifeway’s Current Report on Form 8-K dated September 4, 2013 and filed on September 20, 2013 (File No. 000-17363)).

10.1	Lifeway Foods, Inc. Consulting and Services Compensation Plan, dated June 5, 1995 (incorporated by reference to Lifeway’s Registration Statement on Form S-8, (File No. 333-93306)).

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

10.11
Fifth Modification Agreement dated June 20, 2011 by and among The PrivateBank and Trust Company, Lifeway Foods, Inc., Fresh Made, Inc., Helios Nutrition Limited, Pride of Main Street Dairy, LLC and Starfruit, LLC. (incorporated by reference to Exhibit 10.11 of Lifeway’s Annual Report on Form 10-K dated December 31, 2012 and filed on April 1, 2013 (File No. 000-17363)).

10.12
Sixth Modification Agreement dated June 13, 2012, effective as of May 31, 2012, by and among The PrivateBank and Trust Company, Lifeway Foods, Inc., Fresh Made, Inc., Helios Nutrition Limited, Pride of Main Street Dairy, LLC and Starfruit, LLC. (incorporated by reference to Exhibit 10.12 of Lifeway’s Annual Report on Form 10-K dated December 31, 2012 and filed on April 1, 2013 (File No. 000-17363)).

10.13
Seventh Modification to Loan and Security Agreement dated as of May 14, 2013, by and among The PrivateBank and Trust Company, Lifeway Foods, Inc., Fresh Made, Inc., Helios Nutrition Limited, Pride of Main Street Dairy, LLC, and Starfruit, LLC (incorporated by reference to Exhibit 10.1 of Lifeway’s Quarterly Report on Form 10-Q dated March 31, 2013 and filed on May 15, 2013 (File No. 000-17363)).

10.14
Eighth Modification to Loan and Security Agreement dated as of September 4, 2013, by and among The PrivateBank and Trust Company, Lifeway Foods, Inc., Fresh Made, Inc., Helios Nutrition Limited, Pride of Main Street Dairy, LLC, Starfruit, LLC and Lifeway Wisconsin, Inc. (incorporated by reference to Exhibit 10.4 of Lifeway’s Quarterly Report on Form 10-Q dated September 30, 2013 and filed on November 14, 2013 (File No. 000-17363)).

10.15
Asset Purchase Agreement dated as of May 14, 2013, by and between Charles A. Stanziale, Jr., in his capacity as Chapter 7 Trustee, by and on behalf of the Estate of Golden Guernsey Dairy, LLC and Lifeway Foods, Inc. (incorporated by reference to Exhibit 10.1 of Lifeway’s Current Report on Form 8-K dated May 14, 2013 and filed on May 20, 2013 (File No. 000-17363)).

10.16
Mortgage, Security Agreement, Assignment of Rents and Leases and Fixture Filing dated as of September 4, 2013, by and between Lifeway Foods, Inc. and The PrivateBank and Trust Company (incorporated by reference to Exhibit 10.1 of Lifeway’s Current Report on Form 8-K dated September 4, 2013 and filed on September 20, 2013 (File No. 000-17363)).

10.17
Amendment to Mortgage, Security Agreement, Assignment of Rents and Leases and Fixture Filing dated as of September 4, 2013, by and between Lifeway Foods, Inc. and The PrivateBank and Trust Company (incorporated by reference to Exhibit 10.5 of Lifeway’s Quarterly Report on Form 10-Q dated September 30, 2013 and filed on November 14, 2013 (File No. 000-17363)).

10.18
Assignment of Rents and Leases dated as of September 4, 2013 executed by Lifeway Wisconsin, Inc. to and for the benefit of The PrivateBank and Trust Company (incorporated by reference to Exhibit 10.2 of Lifeway’s Current Report on Form 8-K dated September 4, 2013 and filed on September 20, 2013 (File No. 000-17363)).

10.19
Environmental Indemnity Agreement dated as of September 4, 2013, executed by Lifeway Foods, Inc., Helios Nutrition Limited, Pride of Main Street Dairy, LLC, Starfruit, LLC and Lifeway Wisconsin, Inc. to and for the benefit of The PrivateBank and Trust Company. (incorporated by reference to Exhibit 10.3 of Lifeway’s Current Report on Form 8-K dated September 4, 2013 and filed on September 20, 2013 (File No. 000-17363)).

14	Code of Conduct and Ethics

21	List of Subsidiaries of the Registrant

31.1	Rule 13a-14(a)/15d-14(a) Certification of Julie Smolyansky

31.2	Rule 13a-14(a)/15d-14(a) Certification of Edward P. Smolyansky

32.1	Section 1350 Certification of Julie Smolyansky

32.2	Section 1350 Certification of Edward P. Smolyansky

101	Interactive Data Files

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIFEWAY FOODS, INC.

Date: April 1, 2014	By:	/s/ Julie Smolyansky
Julie Smolyansky
Chief Executive Officer, President, and Director

Date: April 1, 2014	By:	/s/ Edward P. Smolyansky
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

Date: April 1, 2014	/s/ Julie Smolyansky
Julie Smolyansky
Chief Executive Officer, President, and Director

Date: April 1, 2014	/s/ Ludmila Smolyansky
Ludmila Smolyansky
Chairperson of the Board of Directors

Date: April 1, 2014	/s/ Pol Sikar
Pol Sikar
Director

Date:
Gustavo Carlos Valle
Director

Date: April 1, 2014	/s/ Renzo Bernardi
Renzo Bernardi
Director

Date: April 1, 2014	/s/ Paul Lee
Paul Lee
Director

Date: April 1, 2014	/s/ Jason Scher
Jason Scher
Director

INDEX OF EXHIBITS

3.1	Amended and Restated Bylaws (incorporated by reference to Exhibit No. 3.5 of Lifeway’s Current Report on Form 8-K dated and filed on December 10, 2002 (File No. 000-17363)).

3.2	Articles of Incorporation, as amended and currently in effect.

4.1	Revolving Note dated February 6, 2009 (incorporated by reference to Exhibit 10.2 on Lifeway’s Current Report on Form 8-K dated February 6, 2009 and filed on February 13, 2009 (File No. 000- 17363)).

4.2	Term Note dated February 6, 2009 (incorporated by reference to Exhibit 10.3 on Lifeway’s Current Report on Form 8-K dated February 6, 2009 and filed on February 13, 2009 (File No. 000-17363)).

4.3	Promissory Note dated September 4, 2013 (incorporated by reference to Exhibit 4.1 of Lifeway’s Current Report on Form 8-K dated September 4, 2013 and filed on September 20, 2013 (File No. 000-17363)).

10.1	Lifeway Foods, Inc. Consulting and Services Compensation Plan, dated June 5, 1995 (incorporated by reference to Lifeway’s Registration Statement on Form S-8, (File No. 333-93306)).

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

10.11
Fifth Modification Agreement dated June 20, 2011 by and among The PrivateBank and Trust Company, Lifeway Foods, Inc., Fresh Made, Inc., Helios Nutrition Limited, Pride of Main Street Dairy, LLC and Starfruit, LLC. (incorporated by reference to Exhibit 10.11 of Lifeway’s Annual Report on Form 10-K dated December 31, 2012 and filed on April 1, 2013 (File No. 000-17363)).

10.12
Sixth Modification Agreement dated June 13, 2012, effective as of May 31, 2012, by and among The PrivateBank and Trust Company, Lifeway Foods, Inc., Fresh Made, Inc., Helios Nutrition Limited, Pride of Main Street Dairy, LLC and Starfruit, LLC. (incorporated by reference to Exhibit 10.12 of Lifeway’s Annual Report on Form 10-K dated December 31, 2012 and filed on April 1, 2013 (File No. 000-17363)).

10.13
Seventh Modification to Loan and Security Agreement dated as of May 14, 2013, by and among The PrivateBank and Trust Company, Lifeway Foods, Inc., Fresh Made, Inc., Helios Nutrition Limited, Pride of Main Street Dairy, LLC, and Starfruit, LLC (incorporated by reference to Exhibit 10.1 of Lifeway’s Quarterly Report on Form 10-Q dated March 31, 2013 and filed on May 15, 2013 (File No. 000-17363)).

10.14
Eighth Modification to Loan and Security Agreement dated as of September 4, 2013, by and among The PrivateBank and Trust Company, Lifeway Foods, Inc., Fresh Made, Inc., Helios Nutrition Limited, Pride of Main Street Dairy, LLC, Starfruit, LLC and Lifeway Wisconsin, Inc. (incorporated by reference to Exhibit 10.4 of Lifeway’s Quarterly Report on Form 10-Q dated September 30, 2013 and filed on November 14, 2013 (File No. 000-17363)).

10.15
Asset Purchase Agreement dated as of May 14, 2013, by and between Charles A. Stanziale, Jr., in his capacity as Chapter 7 Trustee, by and on behalf of the Estate of Golden Guernsey Dairy, LLC and Lifeway Foods, Inc. (incorporated by reference to Exhibit 10.1 of Lifeway’s Current Report on Form 8-K dated May 14, 2013 and filed on May 20, 2013 (File No. 000-17363)).

10.16
Mortgage, Security Agreement, Assignment of Rents and Leases and Fixture Filing dated as of September 4, 2013, by and between Lifeway Foods, Inc. and The PrivateBank and Trust Company (incorporated by reference to Exhibit 10.1 of Lifeway’s Current Report on Form 8-K dated September 4, 2013 and filed on September 20, 2013 (File No. 000-17363)).

10.17
Amendment to Mortgage, Security Agreement, Assignment of Rents and Leases and Fixture Filing dated as of September 4, 2013, by and between Lifeway Foods, Inc. and The PrivateBank and Trust Company (incorporated by reference to Exhibit 10.5 of Lifeway’s Quarterly Report on Form 10-Q dated September 30, 2013 and filed on November 14, 2013 (File No. 000-17363)).

10.18
Assignment of Rents and Leases dated as of September 4, 2013 executed by Lifeway Wisconsin, Inc. to and for the benefit of The PrivateBank and Trust Company (incorporated by reference to Exhibit 10.2 of Lifeway’s Current Report on Form 8-K dated September 4, 2013 and filed on September 20, 2013 (File No. 000-17363)).

10.19
Environmental Indemnity Agreement dated as of September 4, 2013, executed by Lifeway Foods, Inc., Helios Nutrition Limited, Pride of Main Street Dairy, LLC, Starfruit, LLC and Lifeway Wisconsin, Inc. to and for the benefit of The PrivateBank and Trust Company. (incorporated by reference to Exhibit 10.3 of Lifeway’s Current Report on Form 8-K dated September 4, 2013 and filed on September 20, 2013 (File No. 000-17363)).

14	Code of Conduct and Ethics

21	List of Subsidiaries of the Registrant

31.1	Rule 13a-14(a)/15d-14(a) Certification of Julie Smolyansky

31.2	Rule 13a-14(a)/15d-14(a) Certification of Edward P. Smolyansky

32.1	Section 1350 Certification of Julie Smolyansky

32.2	Section 1350 Certification of Edward P. Smolyansky

101	Interactive Data Files