Form 10-Q
period 2014-03-31
LIFEWAY FOODS INC
filed 2014-05-13
CIK 814586

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  March 31, 2014

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of May 9, 2014, 16,346,017 shares of the registrant’s common stock, no par value, were outstanding.

LIFEWAY FOODS, INC.

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

LIFEWAY FOODS, INC. AND SUBSIDIARIES
Consolidated Statements of Financial Condition
March 31, 2014 and 2013 (Unaudited) and December 31, 2013

	March 31,		December 31,
	2014	2013	2013
ASSETS

Current assets
Cash and cash equivalents	$2,474,708	$2,739,957	$3,306,608
Investments	2,790,935	2,062,343	2,516,380
Certificates of deposits in financial institutions	—	250,000	15,373
Inventories	7,355,884	7,080,899	6,899,008
Accounts receivable, net of allowance for doubtful
accounts and discounts ($1,300,000 and $1,350,000 and $1,050,000)	10,794,866	11,915,981	10,444,839
Prepaid expenses and other current assets	39,855	92,827	128,323
Other receivables	91,628	5,165	103,272
Deferred income taxes	360,110	295,701	322,071
Refundable income taxes	2,580,323	84,828	1,014,947
Total current assets	26,488,309	24,527,701	24,750,821

Property and equipment, net	21,248,982	14,917,260	20,824,448

Intangible assets
Goodwill and other non amortizable brand assets	14,068,091	14,068,091	14,068,091
Other intangible assets, net of accumulated amortization of
$4,734,478, $4,020,598 and $4,555,559 at March 31, 2014
and 2013 and at December 31, 2013, respectively	3,571,522	4,285,403	3,750,441
Total intangible assets	17,639,613	18,353,494	17,818,532

Other Assets
Long-term accounts receivable net of current portion	273,000	294,000	280,000
Total assets	$65,649,904	$58,092,455	$63,673,801

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Current maturities of notes payable	$879,354	$543,591	$875,002
Accounts payable	6,958,999	6,465,801	6,723,179
Accrued expenses	2,732,170	1,197,883	1,284,060
Accrued income taxes	—	462,593	—
Total current liabilities	10,570,523	8,669,868	8,882,241

Notes payable	8,775,587	4,820,160	8,999,012

Deferred income taxes	2,689,167	2,909,134	2,843,426
Total liabilities	22,035,277	16,399,162	20,724,679

Stockholders' equity
Common stock, no par value; 40,000,000 shares authorized;
17,273,776 shares issued; 16,346,017 shares outstanding
at March 31, 2014; 17,273,776 shares issued; 16,346,017 shares outstanding at March 31, 2013 and 16,346,017 shares outstanding at December 31, 2013	6,509,267	6,509,267	6,509,267
Paid-in-capital	2,032,516	2,032,516	2,032,516
Treasury stock, at cost	(8,187,682)	(8,187,682)	(8,187,682)
Retained earnings	43,247,392	41,270,416	42,587,214
Accumulated other comprehensive income (loss), net of taxes	13,134	68,776	7,807
Total stockholders' equity	43,614,627	41,693,293	42,949,122

Total liabilities and stockholders' equity	$65,649,904	$58,092,455	$63,673,801

See accompanying notes to financial statements.

LIFEWAY FOODS, INC. AND SUBSIDIARIES
Consolidated Statements of Income and Comprehensive Income
For the Three Months Ended March 31, 2014 and 2013

	(Unaudited)
	Three Months Ended
	March 31,
	2014		2013
Sales	$32,061,147		$27,590,622
Less: discounts and allowances	(2,929,436)		(3,203,591)
Net sales	29,131,711	29,131,711	24,387,031	24,387,031

Cost of goods sold		21,681,910		15,402,875
Depreciation expense		383,361		394,125

Total cost of goods sold		22,065,271		15,797,000

Gross profit		7,066,440		8,590,031

Selling expenses		3,479,688		2,813,572
General and administrative		2,380,631		1,868,100
Amortization expense		178,919		177,842

Total operating expenses		6,039,238		4,859,514

Income from operations		1,027,202		3,730,517

Other income (expense):
Interest and dividend income		28,698		15,009
Rental income		500		3,269
Interest expense		(65,569)		(36,299)
Gain (loss) on sale of investments, net
reclassified from OCI		4,808		64,335
Loss on disposition of assets		—		—
Other income (expense)		—		—
Total other income (expense)		(31,563)		46,314

Income before provision for
income taxes		995,639		3,776,831

Provision for income taxes		335,461		1,411,192

Net income		$660,178		$2,365,639

Basic and diluted earnings
per common share		0.04		0.14

Weighted average number of
shares outstanding		16,346,017		16,346,017

COMPREHENSIVE INCOME

Net income		$660,178		$2,365,639

Other comprehensive income
(loss), net of tax:
Unrealized gains (losses) on
investments (net of tax)		8,044		51,535
Less reclassification adjustment
for (gains) losses included in
net income (net of taxes)		(2,717)		(36,349)

Comprehensive income		$665,505		$2,380,825

See accompanying notes to financial statements.

LIFEWAY FOODS, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders' Equity
For the Three Months Ended March 31, 2014 and 2013 and For the Year Ended December 31, 2013

	Common Stock, No Par Value							Accumulated
	40,000,000 Shares		# of Shares					Other
	Authorized		of					Comprehensive
	# of Shares	# of Shares	Treasury	Common	Paid In	Treasury	Retained	Income (Loss),
	Issued	Outstanding	Stock	Stock	Capital	Stock	Earnings	Net of Tax	Total

Balances at December 31, 2012	17,273,776	16,346,017	927,759	$6,509,267	$2,032,516	$(8,187,682)	$38,904,777	$53,591	$39,312,469

Redemption of stock	—	—	—	—	—	—	—	—	—

Other comprehensive income (loss):
Unrealized gains on securities, net of taxes	—	—	—	—	—	—	—	(45,784)	(45,784)

Net income for the year ended December 31, 2013	—	—	—	—	—	—	4,990,298	—	4,990,298

Dividends ($.08) per share	—	—	—	—	—	—	(1,307,861)	—	(1,307,861)

Balances at December 31, 2013	17,273,776	16,346,017	927,759	$6,509,267	$2,032,516	$(8,187,682)	$42,587,214	$7,807	$42,949,122

Balances at January 1, 2013	17,273,776	16,346,017	927,759	$6,509,267	$2,032,516	$(8,187,682)	$38,904,777	$53,591	$39,312,469

Redemption of stock	—	—	—	—	—	—	—	—	—

Other comprehensive income (loss):
Unrealized gains on securities, net of taxes	—	—	—	—	—	—	—	15,185	15,185

Net income for the three months ended March 31, 2013	—	—	—	—	—	—	2,365,639	—	2,365,639

Dividends ($.07) per share	—	—	—	—	—	—	—	—	—

Balances at March 31, 2013	17,273,776	16,346,017	927,759	$6,509,267	$2,032,516	$(8,187,682)	$41,270,416	$68,776	$41,693,293

Balances at January 1, 2014	17,273,776	16,346,017	927,759	$6,509,267	$2,032,516	$(8,187,682)	$42,587,214	$7,807	$42,949,122

Redemption of stock	—	—	—	—	—	—	—	—	—

Other comprehensive income (loss):
Unrealized gains on securities, net of taxes	—	—	—	—	—	—	—	5,327	5,327

Net income for the three months ended March 31, 2014	—	—	—	—	—	—	660,178	—	660,178

Dividends ($.08) per share	—	—	—	—	—	—	—	—	—

Balances at March 31, 2014	17,273,776	16,346,017	927,759	$6,509,267	$2,032,516	$(8,187,682)	$43,247,392	$13,134	$43,614,627

See accompanying notes to financial statements.

LIFEWAY FOODS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 2014 and 2013

	March 31,
	2014	2013

Cash flows from operating activities:
Net income	$660,178	$2,365,639
Adjustments to reconcile net income to net
cash flows from operating activities:
Depreciation and amortization	562,280	571,967
Loss (gain) on sale of investments, net	(4,808)	(64,335)
Deferred income taxes	(196,401)	(192,090)
Bad Debt Expense	126,049	51,819
Loss (Gain) on sale of equipment	—	—
(Increase) decrease in operating assets:
Accounts receivable	(468,826)	(3,244,063)
Other receivables	11,644	3,660
Inventories	(456,876)	(1,141,713)
Refundable income taxes	(1,565,376)	—
Prepaid expenses and other current assets	88,468	4,311
Increase (decrease) in operating liabilities:
Accounts payable	235,820	2,209,076
Accrued expenses	1,448,110	42,206
Income taxes payable	—	208,282
Net cash provided by operating activities	440,262	814,759

Cash flows from investing activities:
Purchases of investments	(814,804)	(1,271,516)
Proceeds from sale of investments	554,609	1,170,271
Investments in certificates of deposits	—	—
Redemption of certificates of deposits	15,000	200,000
Purchases of property and equipment	(807,894)	(324,608)
Proceeds from sale of equipment	—	—
Net cash (used in) provided by investing activities	(1,053,089)	(225,853)

Cash flows from financing activities:
Repayment of notes payable	(219,073)	(135,175)
Net cash provided (used in) financing activities	(219,073)	(135,175)

Net (decrease) increase in cash and cash equivalents	(831,900)	453,731

Cash and cash equivalents at the beginning of the period	3,306,608	2,286,226

Cash and cash equivalents at the end of the period	$2,474,708	$2,739,957

See accompanying notes to financial statements.

LIFEWAY FOODS, INC. AND SUBSIDIARIES
Consolidated Statements of Financial Condition
March 31, 2014 and 2013 (Unaudited) and December 31, 2013

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

Note 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of the significant accounting policies applied in the preparation of the accompanying financial statements follows:

Basis of presentation
The accompanying unaudited financial statements of the Company have been prepared in accordance with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by general accepted accounting principles for complete financial statements. However, such information reflects all adjustments (consisting of normal recurring adjustments), which are, in the opinion of Management, necessary for fair statement of results for the interim periods.  The unaudited consolidated financial statements contained in this Quarterly Report should be read in conjunction with the consolidated financial statements contained in our 2013 Annual Report on Form 10-K.

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

Customer Concentration
Sales are predominately to companies in the retail food industry, located within the United States of America. Two major customers accounted for approximately 30 percent and 31 percent of gross sales for the three months ended March 31, 2014 and 2013, respectively. These customers accounted for approximately 34 percent, 36 percent and 25 percent of accounts receivable as of March 31, 2014, March 31, 2013 and December 31, 2013, respectively.

LIFEWAY FOODS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2014 and 2013 (Unaudited) and December 31, 2013

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

Inventories
Inventories are stated at the lower of cost or market. Our products are valued using the first in, first out method.  The costs of inventories include raw materials, direct labor and indirect production and overhead costs.

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
March 31, 2014 and 2013 (Unaudited) and December 31, 2013

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

Advertising and promotional costs
The Company expenses advertising costs as incurred. For the three months ended March 31,2014 and 2013 total advertising expenses were $818,508 and $606,398, respectively.

Earnings per common share
Earnings per common share were computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. For the three months ended March 31, 2014 and 2013, diluted and basic earnings per share were the same, as the effect of dilutive securities options outstanding was not significant.

LIFEWAY FOODS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2014 and 2013 (Unaudited) and December 31, 2013

Note 3 – INTANGIBLE ASSETS

Intangible assets, and the related accumulated amortization, consist of the following:

	March 31, 2014		March 31, 2013		December 31, 2013
	Cost	Accumulated Amortization	Cost	Accumulated Amortization	Cost	Accumulated Amortization
Recipes	$43,600	$43,600	$43,600	$43,600	$43,600	$43,600
Customer lists and other customer related intangibles	4,504,200	2,587,772	4,504,200	2,137,640	4,504,200	2,474,790
Lease acquisition	87,200	87,200	87,200	87,200	87,200	87,200
Customer relationship	985,000	614,306	985,000	544,222	985,000	596,785
Trade names	2,248,000	1,065,800	2,248,000	915,936	2,248,000	1,028,334
Formula	438,000	335,800	438,000	292,000	438,000	324,850
	$8,306,000	$4,734,478	$8,306,000	$4,020,598	$8,306,000	$4,555,559

Amortization expense is expected to be approximately the following for the 12 months ending March 31:

2015	$715,676
2016	715,676
2017	686,476
2018	671,876
2019	594,856
Thereafter	186,962
$3,571,522

Amortization expense during the three months ended March 31, 2014 and 2013 was $178,919 and $177,842, respectively.

LIFEWAY FOODS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2014 and 2013 (Unaudited) and December 31, 2013

Note 4 – INVESTMENTS

The cost and fair value of investments classified as available for sale are as follows:

March 31, 2014	Cost	Unrealized Gains	Unrealized Losses	Fair Value
Equities	$1,046,460	$79,651	$(39,251)	$1,086,860
Mutual Funds	93,313	2,561	0	95,874
Preferred Securities	654,150	23,966	(665)	677,451
Corporate Bonds	970,138	2,432	(41,820)	930,750
Total	$2,764,061	$108,610	$(81,736)	$2,790,935

March 31, 2013	Cost	Unrealized Gains	Unrealized Losses	Fair Value

Equities	$769,743	$126,498	$(8,861)	$887,380
Preferred Securities	100,005	0	(405)	99,600
Corporate Bonds	1,070,867	13,355	(8,859)	1,075,363
Total	$1,940,615	$139,853	$(18,125)	$2,062,343

December 31, 2013	Cost	Unrealized Gains	Unrealized Losses	Fair Value
Equities	$1,006,169	$98,213	$(32,181)	$1,072,201
Mutual Funds	54,847	1,994	0	56,841
Preferred Securities	464,585	12,960	(15,449)	462,096
Corporate Bonds	973,333	1,329	(49,420)	925,242
Total	$2,498,934	$114,496	$(97,050)	$2,516,380

Proceeds from the sale of investments were $554,609 and $1,170,271for the three months ended March 31, 2014 and 2013, respectively.

Gross gains of $19,651 and $66,218 and gross losses of $14,843 and $1,882 were realized on these sales during the three months ended March 31, 2014 and 2013, respectively.

The following table shows the gross unrealized losses and fair value of the Company's investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2014 and 2013 and at December 31, 2013:

	Less Than 12 Months		12 Months or Greater		Total
March 31, 2014	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Equities	$302,296	$(36,839)	$21,518	$(2,411)	$323,814	$(39,250)
Mutual Funds	0	0	0	0	0	0
Preferred Securities	82,050	(665)	0	0	82,050	(665)
Corporate Bonds	584,294	(32,202)	204,707	(9,618)	789,001	(41,820)
	$968,640	$(69,706)	$226,225	$(12,029)	$1,194,865	$(81,735)

	Less Than 12 Months		12 Months or Greater		Total
March 31, 2013	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Equities	$138,409	$(6,916)	$33,371	$(1,945)	$171,780	$(8,861)
Preferred Securities	99,600	(405)	0	0	99,600	(405)
Corporate Bonds	519,549	$(8,075)	72,715	(784)	592,264	(8,859)
	$757,558	$(15,396)	$106,086	$(2,729)	$863,644	$(18,125)

LIFEWAY FOODS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2014 and 2013 (Unaudited) and December 31, 2013

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

Equities, Mutual Funds, Preferred Securities, and Corporate Bonds - The Company's investments in equity securities, mutual funds, preferred securities, and corporate bonds consist of investments in common stock, preferred stock and debt securities of companies in various industries. As of March 31, 2014, there were three corporate bond securities that had unrealized losses greater than twelve months. The Company evaluated the near-term prospects of the issuer in relation to the severity and duration of the impairment. Based on that evaluation and the Company's ability and intent to hold these investments for a reasonable period of time sufficient for a forecasted recovery of fair value, the Company did not consider any material investments to be other-than-temporarily impaired at March 31, 2014.

Note 5 – INVENTORIES

Inventories consist of the following:

	March 31,		December 31,
	2014	2013	2013
Finished goods	$3,077,968	$2,785,838	$3,027,900
Production supplies	3,125,476	3,025,400	2,690,097
Raw materials	1,152,440	1,269,661	1,181,011
Total inventories	$7,355,884	$7,080,899	$6,899,008

Note 6 – PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	March 31,		December 31,
	2014	2013	2013
Land	$1,856,370	$1,178,160	$1,856,370
Buildings and improvements	14,991,357	11,972,226	14,587,022
Machinery and equipment	20,036,724	15,865,429	19,633,164
Vehicles	1,244,560	1,350,608	1,244,560
Office equipment	433,679	429,013	433,679
Construction in process	177,519	167,775	177,519
	38,740,209	30,963,211	37,932,314
Less accumulated depreciation	17,491,227	16,045,951	17,107,866
Total property and equipment	$21,248,982	$14,917,260	$20,824,448

Lifeway completed the purchase of Golden Guernsey’s assets on July 2, 2013. The cost was approximately $7.4 million and none of the purchased assets have been placed in service.

Depreciation expense during the three months ended March 31, 2014 and 2013 was $383,361 and $394,125 respectively.

LIFEWAY FOODS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2014 and 2013 (Unaudited) and December 31, 2013

Note 7 – ACCRUED EXPENSES

Accrued expenses consist of the following:

	March 31,		December 31,
	2014	2013	2013
Accrued payroll and payroll taxes	$629,533	$477,559	$477,312
Accrued property tax	224,030	225,308	306,608
Other	1,878,607	495,016	500,140
	$2,732,170	$1,197,883	$1,284,060

Note 8 – NOTES PAYABLE

Notes payable consist of the following:

	March 31,		December 31,
	2014	2013	2013

Note payable to Private Bank in monthly installments of $42,222, plus variable interest rate, currently at 2.6677%, with a balloon payment for the remaining balance. Collateralized by substantially all assets of the Company. In May 2013, the Company refinanced this note under similar terms which extended the maturity date to May 31, 2018.	$4,732,222	$5,238,889	$4,858,889

Line of credit with Private Bank at variable interest rate, currently at 3.25%. The agreement has been extended with terms allowing borrowings up to $5 million. Collateralized by substantially all assets of the Company and matures on May 31, 2014.	0	0	0

Note payable to Private Bank in monthly installments of $27,778, plus variable interest rate, currently at 2.6677% with a balloon payment for the remaining balance, maturing on May 31, 2019, collateralized by substantially all assets of the Company	4,833,333	0	4,916,667

Notes payable to Ford Credit Corp. payable in monthly installments of $1,778.23 at 5.99%, due July 2015, secured by transportation equipment.	27,256	46,291	32,124

Note payable to Fletcher Jones of Chicago, Ltd LLC in monthly installments of $1,768.57 at 6.653%, due May 24, 2017, secured by transportation equipment.	62,130	78,571	66,334
Total notes payable	9,654,941	5,363,751	9,874,014
Less current maturities	879,354	543,591	875,002
Total long-term portion	$8,775,587	$4,820,160	$8,999,012

In accordance with the Private Bank agreements referenced above, the Company is subject to minimum fixed charged ratio and tangible net worth thresholds.

Maturities of notes payables are as follows:

For the Period Ended March 31,

2015	$879,354
2016	865,918
2017	860,212
2018	843,902
2019	6,205,555
Total	$9,654,941

LIFEWAY FOODS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2014 and 2013 (Unaudited) and December 31, 2013

Note 9 – COMMITMENTS AND CONTINGENCIES

The Company leases three stores for its Starfruit subsidiary. Total expense for these leases was approximately $71,921, $59,205 and $347,164 for the three months ended March 31, 2014, 2013 and for the year ended December 31, 2013, respectively. The Company is also responsible for additional rent equal to real estate taxes and other operating expenses. Future annual minimum base rental payments for the leases as of March 31, 2014 are approximately as follows:

2015	$44,469
2016	45,802
2017	47,176
2018	48,591
2019	37,257
Total	$223,295

Note 10 – PROVISION FOR INCOME TAXES

The provision for income taxes consists of the following:

	For the Three Months Ended
	March 31,
	2014	2013
Current:
Federal	$387,290	$1,176,711
State and local	144,572	426,571
Total current	531,862	1,603,282
Deferred	(196,401)	(192,090)
Provision for income taxes	$335,461	$1,411,192

A reconciliation of the provision for income taxes and the income tax computed at the statutory rate is as follows:

	For the Three Months Ended
	March 31,
	2014		2013
	Amount	Percentage	Amount	Percentage
Federal income tax expense computed at the statutory rate	$338,517	34.0%	$1,284,123	34.0%
State and local tax expense, net	94,586	9.5%	281,160	7.4%
U.S. domestic manufacturers’ deduction & other permanent differences	(97,642)	(9.8%)	(154,091)	(4.0)%
Change in tax estimate	0	0	0	0.0%
Provision for income taxes	$335,461	33.7%	$1,411,192	37.4%

LIFEWAY FOODS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2014 and 2013 (Unaudited) and December 31, 2013

Note 10 – PROVISION FOR INCOME TAXES - Continued

Amounts for deferred tax assets and liabilities are as follows:

	March 31,		December 31,
	2014	2013	2013
Non-current deferred tax assets (liabilities) arising from: Temporary differences -
Accumulated depreciation and amortization from purchase accounting adjustments	$(2,739,704)	$(3,017,346)	$(2,896,058)
Capital loss carry-forwards	50,537	108,212	52,632
Total non-current net deferred tax liabilities	(2,689,167)	(2,909,134)	(2,843,426)
Current deferred tax assets arising from:
Unrealized losses (gain) on investments	(11,690)	(52,952)	(7,589)
Inventory	328,300	316,028	307,910
Allowance for doubtful accounts and discounts	43,500	32,625	21,750
Total current deferred tax assets	360,110	295,701	322,071
Net deferred tax liability	$(2,329,057)	$(2,613,433)	$(2,521,355)

Note 11 – SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for interest and income taxes are as follows:

	For the Years Ended
	March 31,
	2014	2013
Interest	$66,210	$36,326
Income taxes	$2,109,500	$1,395,093

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

LIFEWAY FOODS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2014 and 2013 (Unaudited) and December 31, 2013

Note 12 – FAIR VALUE MEASUREMENTS - Continued

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

Following is a description of the valuation methodologies used for assets measured at fair value. There have been no changes in the methodologies used as of March 31, 2014 and 2013.

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

The following table sets forth by level, within the fair value hierarchy, the Company’s financial assets at fair value for the as of March 31, 2014, 2013 and for the year ended December 31, 2013, respectively. Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement:

	Assets and Liabilities at Fair Value as of March 31, 2014
	Level 1	Level 2	Level 3	Total
Cash	$2,474,708	$0	$0	$2,474,708
Certificate of Deposits	0	0	0	0
Mutual Funds	95,873	0	0	95,873
Stocks	1,086,861	0	0	1,086,861
Preferred Securities	0	677,451	0	677,451
Corporate Bonds	0	930,751	0	930,751
Notes Payable	0	9,654,941	0	9,654,941

	Assets and Liabilities at Fair Value as of March 31, 2013
	Level 1	Level 2	Level 3	Total
Cash	$2,739,957	$0	$0	$2,739,957
Certificate of Deposits	0	237,175	0	237,175
Stocks	887,380	0	0	887,380
Preferred Securities	99,600	0	0	99,600
Corporate Bonds	0	1,075,363	0	1,075,363
Notes Payable	0	5,363,751	0	5,363,751

	Assets and Liabilities at Fair Value as of December 31, 2013
	Level 1	Level 2	Level 3	Total
Cash	$3,306,608	$0	$0	$3,306,608
Certificate of Deposits	0	15,378	0	15,378
Mutual Funds	56,841	0	0	56,841
Stocks	1,072,201	0	0	1,072,201
Preferred Securities	0	462,096	0	462,096
Corporate Bonds	0	925,242	0	925,242
Notes Payable	0	9,874,014	0	9,874,014

LIFEWAY FOODS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2014 and 2013 (Unaudited) and December 31, 2013

Note 12 – FAIR VALUE MEASUREMENTS – Continued

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion of the financial condition and results of operation of Lifeway Foods, Inc. for the three months ended March 31, 2014 and 2013 should be read in conjunction with the unaudited consolidated financial statements and the notes to those statements that are included elsewhere in this report on Form 10-Q and the audited financial statements and Management’s Discussion and Analysis contained in our Form 10-K. In addition to historical information, the following discussion contains certain forward-looking statements within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. These statements relate to our future plans, objectives, expectations and intentions. These statements may be identified by the use of words such as “may”, “will”, “could”, “expect”, “anticipate”, “intend”, “believe”, “estimate”, “plan”, “predict”, and similar terms or terminology, or the negative of such terms or other comparable terminology. Although we believe the expectations expressed in these forward-looking statements are based on reasonable assumptions within the bound of our knowledge of our business, our actual results could differ materially from those discussed in these statements. Factors that could contribute to such differences include, but are not limited to, those discussed in the “Risk Factors” section. We undertake no obligation to update publicly any forward-looking statements for any reason even if new information becomes available or other events occur in the future.

Results of Operations

Comparison of Quarter Ended March 31, 2014 to Quarter Ended March 31, 2013

Total consolidated gross sales increased by $4,470,525 (approximately 16%) to $32,061,147 during the three-month period ended March 31, 2014 from $27,590,622 during the same three-month period in 2013.  This increase is primarily attributable to increased sales and awareness of the Company’s flagship line, Kefir, as well as ProBugs® Organic Kefir for kids and BioKefir™.

Total consolidated net sales increased by $4,744,680 (approximately 20%) to $29,131,711 during the three-month period ended March 31, 2014 from $24,387,031 during the same three-month period in 2013.  Net sales are recorded as gross sales less promotional activities such as slotting fees paid, couponing, spoilage and promotional allowances as well as early payment terms given to customers. The total allowances for promotions and discounts during the three-month period ended March 31, 2014 was $2,929,436 or 9% of gross sales, compared to the total allowances for promotions and discounts during the three-month period ended March 31, 2013 of $3,203,591 or 12% of gross sales.

Cost of goods sold as a percentage of net sales, excluding depreciation expense, were approximately 74% during the first quarter of 2014, compared to approximately 63% during the same period in 2013. The increase was primarily attributable to the increased cost of conventional milk, the Company’s largest raw material.  The total cost of milk was approximately 35% higher during the first quarter 2014 when compared to the same period in 2013.

Operating expenses as a percentage of net sales were approximately 21% during the first quarter of 2014, compared to approximately 20% during the same period in 2013.  This was primarily attributable to an increase in selling related expenses, which increased by $666,116 (approximately 24%) to $3,479,688 during the first quarter of 2014, from $2,813,572 during the same period in 2013.

Additionally, during the first quarter 2014, the company incurred approximately $450,000 in combined cost of goods sold and general administration expenses related to getting the Lifeway Wisconsin facility into operation.

The company reported income from operations of $1,027,202 during the first quarter of 2014, compared to $3,730,517 during the same period in 2013.

Provision for income tax was $335,461, or a 34% effective rate for the first quarter of 2014 compared to a provision for income tax of $1,422,192, or a 37% effective tax rate, during the same period in 2013.  Income taxes are discussed in Note 10 to the Notes to the Financial Statements.

Total net income was $660,178 or $0.04 per diluted share for the three-month period ended March 31, 2014 compared to $2,365,639 or $0.14 per diluted share in the same period in 2013.

Liquidity and Capital Resources

Sources and Uses of Cash

Net cash provided by operating activities was $440,262 during the three-months ended March 31, 2014 compared to net cash provided by operating activities of $814,759 in the same period in 2013.  This decrease is primarily attributable to the decrease of  $1,973,256 in accounts payable in the first quarter of 2014 as compared to the prior year first quarter.

Net cash used in investing activities was $1,053,089 during the three-months ended March 31, 2014 compared to net cash used in investing activities of $225,853 in the same period in 2013. The increase in net cash used in investing activities is primarily due to a decrease in proceeds from sale of investments $615,662 in the first quarter of 2014.

The Company had a net decrease of cash and cash equivalents of $265,249 during the three month period ended March 31, 2014 compared to the same period in 2013 and a decrease of  $831,900 as compared to the December 31, 2013 cash and cash equivalent balance.  The Company had cash and cash equivalents of $2,474,708 as of March 31, 2014 compared to cash and cash equivalents of $2,739,956 as of March 31, 2013.

Assets and Liabilities

Total assets were $65,649,904 as of March 31, 2014, which is an increase of $7,557,449 when compared to March 31, 2013.  This is primarily due to an increase in refundable income taxes of $2,580,323 as of March 31, 2014, which is an increase of $2,495,495 when compared to March 21, 2013.

Total current liabilities were $10,570,523 as of March 31, 2014, which is an increase of $1,900,655 when compared to March 31, 2013. This is primarily due to a $1,534,287 increase in accrued expenses.

Notes payable increased by $3,955,427 as of March 31, 2014, when compared to March 31, 2013.  The balance of the notes payable as of March 31, 2014 was $8,775,587.  This is primarily due to the purchase of the Golden Guernsey facility in Wisconsin in July 2014, and the related financing.

Total stockholder’s equity was $43,614,627 as of March 31, 2014, which is an increase of $1,921,334 when compared to March 31, 2013.  This is primarily due the increase in retained earnings of $1,976,976 when compared to March 31, 2013.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We do not undertake any specific actions to diminish our exposure to interest rate risk and we are not a party to any interest rate risk management transactions. We do not purchase or hold any derivative financial instruments. Our foreign sales are not material. Accordingly, our currency rate risk is not currently material.

As of March 31, 2014, we had an outstanding balance under our term loans of approximately $9.6 million, and we have the option to borrow an additional $5.0 million from our line of credit. The term loans bear interest at variable rates. Based on the outstanding amount under such loan at March 31, 2014 of approximately $9.6 million (which remains outstanding as of the time of this filing) a 1.0 percent increase in interest rates would result in additional annualized interest expense of approximately $99,000. For a detailed discussion of our loans, including a discussion of the applicable interest rate, please refer to Note 8, Notes payable under Part I, Item 1 in this Quarterly Report on Form 10-Q.

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

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of March 31, 2014 in ensuring that information required to be disclosed by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified under the Exchange Act rules and forms due to the material weakness described below. As a result, we performed additional analysis and other post-closing procedures to ensure our consolidated financial statements were prepared in accordance with generally accepted accounting principles. Accordingly, management believes the consolidated financial statements included in this Form 10-Q fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented.

Material Weaknesses

Management evaluated the effectiveness of our internal control over financial reporting as of March 31, 2014. In making the assessment, management used the framework in “Internal Control –Integrated Framework” promulgated by the Committee of Sponsoring Organizations of the Treadway Commission, commonly referred to as the “COSO” criteria. Based on that assessment, our principal executive officer and principal financial and accounting officer concluded that our internal control over financial reporting was not effective as of March 31, 2014 because pervasive material weaknesses existed in our internal control over financial reporting. Specifically, we had material weaknesses arising from a lack of segregation of duties in financial reporting, a fragmented financial statement preparation process with various levels of input and control resulting from the use of external consultants for the processing and preparation of our financial statements, inadequate systems used to identify, record and review period end activity and calculations of inventory and inadequate entity level controls.

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

Changes in Internal Control over Financial Reporting

Except as discussed above there were no changes in our internal control over financial reporting that occurred during the first quarter of 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

Lifeway is not party to any material pending legal proceedings. Lifeway is from time to time engaged in litigation matters arising in the ordinary course of business none of which presently is expected to have a material adverse effect on its business results or operations.

ITEM 1A.  RISK FACTORS.

In evaluating and understanding us and our business, you should carefully consider the risks described below, in conjunction with all of the other information included in this Quarterly Report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in Part I, Item 2 and “Quantitative and Qualitative Disclosures About Market Risk” contained in Part I, Item 3.  The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may become important factors that adversely affect our business. If any of the events or circumstances described in the following risk factors actually occurs, our business, financial condition, results of operations, and future prospects could be materially and adversely affected.

Our product categories face a high level of competition, which could negatively impact our sales and results of operations.

We face significant competition in each of our product categories. Competition in our product categories is based on product innovation, product quality, price, brand recognition and loyalty, effectiveness of marketing, promotional activity, and our ability to identify and satisfy consumer tastes and preferences. We believe that our brands have benefited in many cases from being the first to introduce products in their categories, and their success has attracted competition from other food and beverage companies that produce branded products, as well as from private label competitors. Some of our competitors, such as Groupe Danone, General Mills, Inc., Kraft Foods Group, Inc., Nestle S.A., Chiquita Brands International, Inc. and Dole Food Company, Inc. have substantial financial and marketing resources. These competitors and others may be able to introduce innovative products more quickly or market their products more successfully than we can, which could cause our growth rate in certain categories to be slower than we have forecasted and could cause us to lose sales.

We also compete, particularly in our premium dairy and organic greens and produce categories, with producers of non-organic products, which usually have lower production costs. As a result, non-organic producers may be able to offer conventional products to customer at lower costs than organic products. This could cause us to lower our prices, resulting in lower profitability or, in the alternative, cause us to lose market share if we fail to lower prices. Furthermore, private label competitors are generally able to sell their products at lower prices because private label products typically have lower marketing costs than their branded counterparts. If our products fail to compete successfully with other branded or private label offerings in the industry, demand for our products and our sales volumes could be negatively impacted.

Additionally, due to high levels of competition in our product categories, certain of our key retailers may demand price concessions on our products or may become more resistant to price increases for our products. Increased price competition and resistance to price increases have had, and may continue to have, a negative effect on our results of operations.

We may not be able to successfully implement our growth strategy for our brands on a timely basis or at all.

We believe that our future success depends, in part, on our ability to implement our growth strategy of leveraging our existing brands and products to drive increased sales. Our ability to implement this strategy depends, among other things, on our ability to:

•	enter into distribution and other strategic arrangements with third-party retailers and other potential distributors of our products;

•	compete successfully in the product categories in which we choose to operate;

•	introduce new and appealing products and innovate successfully on our existing products;

•	develop and maintain consumer interest in our brands;

•	increase our brand recognition and loyalty; and

•	enter into strategic arrangements with third-party growers and other providers to supply our necessary raw materials.

We may not be able to implement this growth strategy successfully, and our sales and income growth rates may not be sustainable over time. Our sales and results of operations will be negatively affected if we fail to implement our growth strategy or if we invest resources in a growth strategy that ultimately proves unsuccessful.

If we fail to anticipate and respond to changes in consumer preferences, demand for our products could decline.

Consumer tastes and preferences are difficult to predict and evolve over time. Demand for our products depends on our ability to identify and offer products that appeal to these shifting preferences. Factors that may affect consumer tastes and preferences include:

•	dietary trends and increased attention to nutritional values, such as the sugar, fat, protein, fiber or calorie content of different foods and beverages;

•	concerns regarding the health effects of specific ingredients and nutrients, such as sugar, other sweeteners, dairy, soybeans, nuts, oils, vitamins, fiber and minerals;

•	concerns regarding the public health consequences associated with obesity, particularly among young people; and

•	increasing awareness of the environmental and social effects of product production.

If consumer demand for our products declines, our sales volumes and our business could be negatively affected.

We are subject to the risk of product contamination and product liability claims, which could harm our reputation, force us to recall products and incur substantial costs.

The sale of food products for human consumption involves the risk of injury to consumers. Such injuries may result from tampering by unauthorized third parties, misbranding, product contamination or spoilage, including the presence of foreign objects, substances, chemicals, other agents, or residues introduced during the growing, storage, handling or transportation phases. We also may be subject to liability if our products or operations violate applicable laws or regulations, including environmental, health, and safety requirements, or in the event our products cause injury, illness, or death.

In addition, our product advertising could make us the target of claims relating to false or deceptive advertising under U.S. federal and state laws, including the consumer protection statutes of some states, or laws of other jurisdictions in which we operate. Lifeway is from time to time engaged in such litigation matters none of which presently is expected to have a material adverse effect on its business results or operations.

A significant product liability, consumer fraud, or other legal judgment against us or a widespread product recall would negatively impact our profitability. Moreover, claims or liabilities of this sort might not be covered by insurance or by any rights of indemnity or contribution that we may have against others. Even if a product liability, consumer fraud, or other claim is found to be without merit or is otherwise unsuccessful, the negative publicity surrounding such assertions regarding our products or processes could materially and adversely affect our reputation and brand image, particularly in categories that are promoted as having strong health and wellness credentials. Any loss of consumer confidence in our product ingredients or in the safety and quality of our products would be difficult and costly to overcome.

The loss of any of our largest customers could negatively impact our sales and results of operations.

Two of our customers together accounted for 30% of our gross net sales and 34% of account receivables in the quarter ended March 31, 2014. We do not generally enter into written agreements with our customers, and where such agreements exist, they are generally terminable at will by the customer. In addition, our customers sometimes award contracts based on competitive bidding, which could result in lower profits for contracts we win and the loss of business for contracts we lose. The loss of any large customer for an extended period of time could negatively affect our sales and results of operations.

We may not be able to successfully complete strategic acquisitions, establish joint ventures, or integrate brands that we acquire.

We have grown and intend to continue to grow our business in part through the acquisition of new brands and the establishment of joint ventures in the United States, in Europe, and globally. We cannot be certain that we will successfully be able to:

•
identify suitable acquisition candidates or joint venture partners and accurately assess their value, growth potential, strengths, weaknesses, contingent and other liabilities, and potential profitability;

•	secure regulatory clearance for our acquisitions and joint ventures;

•	negotiate acquisitions and joint ventures on terms acceptable to us; or

•	integrate any acquisitions that we complete.

Acquired companies or brands may not achieve the level of sales or profitability that justify our investment in them, or an acquired company may have unidentified liabilities for which we, as a successor owner, may be responsible. These transactions typically involve a number of risks and present financial and other challenges, including the existence of unknown disputes, liabilities, or contingencies and changes in the industry, location, or regulatory or political environment in which these investments are located, that may arise after entering into such arrangements.

The success of any acquisitions we complete will depend on our ability to effectively integrate the acquired brands or products into our existing operations. We may experience difficulty entering new categories or geographies, integrating new products into our product mix, integrating an acquired brand’s distribution channels and sales force, achieving anticipated cost savings, or retaining key personnel and customers of the acquired business. Integrating an acquired brand into our existing operations requires management resources and may divert management’s attention from our day-to-day operations. If we are not successful in integrating the operations of acquired brands, or in executing strategies and business plans related to our joint ventures, our business could be negatively affected.

We may have to pay cash, incur debt, or issue equity, equity-linked, or debt securities to pay for any such acquisition, any of which could adversely affect our financial results.

Our continued success depends on our ability to innovate successfully and to innovate on a cost-effective basis.

A key element of our growth strategy is to introduce new and appealing products and to successfully innovate on our existing products. Success in product development is affected by our ability to anticipate consumer preferences, and to utilize our management’s ability to launch new or improved products successfully and on a cost-effective basis. Furthermore, the development and introduction of new products requires substantial marketing expenditures, which we may not be able to finance or which we may be unable to recover if the new products do not achieve commercial success and gain widespread market acceptance. If we are unsuccessful in our product innovation efforts and demand for our existing products declines, our business could be negatively affected.

Reduced availability of raw materials and other inputs, as well as increased costs for our raw materials and other inputs, could adversely affect us.

Our business depends heavily on raw materials such as conventional and organic raw milk used in the production of our products. Our raw materials are generally sourced from third-party suppliers, and we are not assured of continued supply, pricing, or exclusive access to raw materials from any of these suppliers. In addition, a substantial portion of our raw materials are agricultural products, which are vulnerable to adverse weather conditions and natural disasters, such as floods, droughts, frost, earthquakes, and pestilence. Adverse weather conditions and natural disasters also can lower dairy and crop yields and reduce supplies of these ingredients or increase their prices. Other events that adversely affect our third-party suppliers and that are out of our control could also impair our ability to obtain the raw materials and other inputs that we need in the quantities and at the prices that we desire. Such events include problems with our suppliers’ businesses, finances, labor relations, costs, production, insurance, and reputation. Over the past several years, we have experienced increased costs as a result of weather conditions and other events outside our and our suppliers’ control and this may continue given recent weather conditions, which may negatively affect our business.

The organic ingredients (including milk) for our products is less plentiful and available from fewer suppliers than their conventional counterparts. Competition with other manufacturers in the procurement of organic product ingredients may increase in the future if consumer demand for organic products increases. In addition, the dairy industry continues to experience periodic imbalances between supply and demand for organic raw milk. Industry regulation and the costs of organic farming compared to costs of conventional farming can impact the supply of organic raw milk in the market. Oversupply levels of organic raw milk can increase competitive pressure on our products and pricing, while supply shortages can cause product shortages and higher costs to us. Cost increases in raw materials and other inputs could cause our profits to decrease significantly compared to prior periods, as we may be unable to increase our prices to offset the increased cost of these raw materials and other inputs. If we are unable to obtain raw materials and other inputs for our products or offset any increased costs for such raw materials and inputs, our business could be negatively affected.

Failure to maintain sufficient internal production capacity may result in our inability to meet customer demand and/or increase our operating costs and capital expenditures.

The success of our business depends, in part, on maintaining a strong production platform and we rely primarily on internal production resources to fulfill our manufacturing needs. Certain of our manufacturing plants are operating at high rates of utilization, and we may need to expand our production facilities or increase our reliance on third parties to provide manufacturing and supply services, commonly referred to as “co-packing” agreements, for a number of our products. A failure by any future co-packers to comply with food safety, environmental, or other laws and regulations may disrupt our supply of products. In addition, we have experienced, and expect to continue to experience, increased distribution and warehousing costs due to capacity constraints resulting from our growth. If we need to enter into co-packing, warehousing or distribution agreements in the future, we can provide no assurance that we would be able to find acceptable third party providers or enter into agreements on satisfactory terms or at all. Our inability to maintain sufficient internal capacity or establish satisfactory co-packing, warehousing and distribution arrangements could limit our ability to operate our business or implement our strategic growth plan, and could negatively affect our sales volumes and results of operations. In addition, we may need to expand our internal capacity, which would increase our operating costs and could require significant capital expenditures. If we cannot maintain sufficient production, warehousing and distribution capacity, either internally or through third party agreements, we may be unable to meet customer demand and/or our manufacturing, distribution and warehousing costs may increase, which could negatively affect our business.

An economic downturn could negatively affect our sales and results of operations.

The branded food and beverage industry is sensitive to changes in international, national, and local economic conditions. The most recent economic downturn has had an adverse effect on consumer spending patterns. Consumers may shift purchases to lower-priced or private label products or forego certain purchases altogether. They may also reduce the number of organic and premium products that they purchase because organic and premium products generally have higher retail prices than their conventional counterparts. Lower consumer demand resulting from an economic downturn could decrease our sales volumes and negatively affect our results of operations.

Disruption of our supply or distribution chains could adversely affect our business.

Damage or disruption to our manufacturing or distribution capabilities due to weather, natural disaster, fire, environmental incident, terrorism, pandemic, strikes, the financial or operational instability of key suppliers, distributors, warehousing, and transportation providers, or other reasons could impair our ability to manufacture or distribute our products. In addition, most of our products are processed in a single facility, and damage or disruption to this facility could impair our ability to process and sell those products. If we are unable or it is not financially feasible to mitigate the likelihood or potential impact of such events, our business and results of operations could be negatively affected and additional resources could be required to restore our supply chain.

Our earnings are sensitive to fluctuations in market prices and demand for our products.

Excess supply can cause significant price competition in our businesses. Growing conditions in various parts of the world, particularly weather conditions such as windstorms, floods, droughts and freezes, as well as diseases and pests, are primary factors affecting market prices because of their influence on the supply and quality of product.

Some of our products are highly perishable and generally must be refrigerated and brought to market and sold soon after production. The selling price received for each type of product depends on all of these factors, including the availability and quality of the products in the market, and the availability and quality of competing types of products.

In addition, general public perceptions regarding the quality, safety or health risks associated with particular food products could reduce demand and prices for some of our products. To the extent that consumer preferences evolve away from products that we produce for health or other reasons, and we are unable to modify our products or to develop products that satisfy new consumer preferences, there will be a decreased demand for our products. However, even if market prices are unfavorable, produce items which are ready to be, or have been, harvested must be brought to market promptly. A decrease in the selling price received for our products due to the factors described above could have a material adverse effect on our business, results of operations and financial condition.

Our substantial debt and financial obligations could adversely affect our financial condition and ability to operate our business, and we may incur additional debt.

As of March 31, 2014, we had outstanding borrowings of approximately $9.6 million of which approximately $9.5 million consists of term loan borrowings from The Private Bank and Trust Company. We also had additional borrowing capacity of approximately $5.0  million under our line of credit from The Private Bank and Trust Company, of which none was outstanding as of March 31, 2014.

Our loan agreements contain certain restrictions and requirements regarding our business:

•	require us to maintain minimum fixed charged ratio and tangible net worth thresholds;

•	limit our ability to obtain additional financing in the future for working capital, capital expenditures and acquisitions, to fund growth or for general corporate purposes;

•	limit our future ability to refinance our indebtedness on terms acceptable to us or at all;

•	limit our flexibility in planning for or reacting to changes in our business and market conditions or in funding our strategic growth plan; and

•	impose on us financial and operational restrictions.

Our debt level and the terms of our financing arrangements could adversely affect our financial condition and limit our ability to successfully implement our growth strategy.

Our ability to meet our debt service obligations will depend on our future performance, which will be affected by the other risk factors described in this Annual Report on Form 10-K. If we do not generate enough cash flow to pay our debt service obligations, we may be required to refinance all or part of our existing debt, sell our assets, borrow more money or raise equity. There is no guarantee that we will be able to take any of these actions on a timely basis, on terms satisfactory to us, or at all.

Our notes issued to Private Bank bear interest at variable rates. If market interest rates increase, variable rate debt will create higher debt service requirements, which could adversely affect our cash flow.

The credit agreement governing our senior secured credit facilities contains various covenants that impose restrictions on us that may affect our ability to operate our business.

The credit agreement governing our senior secured credit facilities contains covenants that, among other things, restricts our ability to:

•	borrow money or guarantee debt;

•	create liens;

•	make specified types of investments and acquisitions;

•	pay dividends on or redeem or repurchase stock;

•	enter into new lines of business;

•	enter into transactions with affiliates; and

•	sell assets or merge with other companies.

These restrictions on the operation of our business could harm us by, among other things, limiting our ability to take advantage of financing, merger and acquisition opportunities, and other corporate opportunities. Various risks, uncertainties, and events beyond our control could affect our ability to comply with these covenants. A default would permit lenders to accelerate the maturity of the debt under the credit agreement and to foreclose upon the collateral securing the debt.

We may need additional financing in the future, and we may not be able to obtain that financing.

From time to time, we may need additional financing to support our business and pursue our growth strategy, including strategic acquisitions. Our ability to obtain additional financing, if and when required, will depend on investor demand, our operating performance, the condition of the capital markets, and other factors.

We cannot assure you that additional financing will be available to us on favorable terms when required, or at all. If we raise additional funds through the issuance of equity, equity-linked, or debt securities, those securities may have rights, preferences, or privileges senior to those of our common stock, and, in the case of equity and equity-linked securities, our existing stockholders may experience dilution.

Our results of operations will fluctuate from quarter to quarter, which makes them difficult to predict.

Our quarterly financial results have fluctuated in the past and will fluctuate in the future. Our financial results in any given quarter can be influenced by numerous factors, many of which we are unable to predict or are outside of our control, including:

•	product quality issues or negative publicity about our products or ingredients;

•	investments that we make to acquire new brands and to launch products;

•	changes in consumer preferences and discretionary spending;

•	availability of raw materials and fluctuations in their prices; and

•	variations in general economic conditions.

As a result of these factors, results for any one quarter are not necessarily indicative of results to be expected for any other quarter or for any year.

Our international operations subject us to business risks that could cause our revenue and profitability to decline.

We plan to expand distribution worldwide.  Our products are currently sold in the U.S. and a non-material amount of product is sold in England. We plan to expand distribution worldwide. Risks associated with our operations as we expand outside of the United States will include:

•
legal and regulatory requirements in multiple jurisdictions that differ from those in the United States and change from time to time, such as tax, labor, and trade laws, as well as laws that affect our ability to manufacture, market, or sell our products;

•	foreign currency exposures;

•	political and economic instability, such as the recent debt crisis in Europe;

•	trade protection measures and price controls; and

•	diminished protection of intellectual property in some countries.

If one or more of these business risks occur, our business and results of operations could be negatively affected.

As we increase our distribution worldwide, we will become subject to greater risks to operations outside the U.S.

Loss of our key management or other personnel, or an inability to attract such management and other personnel, could negatively impact our business.

We depend on the skills, working relationships, and continued services of key personnel, including our experienced senior management team. We also depend on our ability to attract and retain qualified personnel to operate and expand our business. If we lose one or more members of our senior management team, or if we fail to attract talented new employees, our business and results of operations could be negatively affected.

Our work force could become unionized in the future, which could materially and adversely affect the stability of our production and materially reduce our profitability.

Although none of our employees are currently represented by a labor union, our employees have the right at any time under the National Labor Relations Act to form or affiliate with a union and certain employees at our Wisconsin facility have undertaken the process of asking for a vote on forming a union. If our employees choose to form or affiliate with a union and the terms of a union collective bargaining agreement are significantly different from our current compensation and job assignment arrangements with our employees, these arrangements could materially and adversely affect the stability of our operations and materially reduce our profitability.

 Our intellectual property rights are valuable, and any inability to protect them could reduce the value of our products and brands.

We consider our intellectual property rights, particularly our trademarks, but also our trade secrets, copyrights, and licenses, to be a significant and valuable aspect of our business. We attempt to protect our intellectual property rights through a combination of trademark, copyright, and trade secret laws, as well as licensing agreements, third-party confidentiality, nondisclosure, and assignment agreements, and by policing third-party misuses of our intellectual property. Our failure to obtain or maintain adequate protection of our intellectual property rights, or any change in law or other changes that serve to lessen or remove the current legal protections of our intellectual property, may diminish our competitiveness and could materially harm our business.

We also face the risk of claims that we have infringed third parties’ intellectual property rights. Any claims of intellectual property infringement, even those without merit, could be expensive and time consuming to defend, cause us to cease making, licensing, or using products that incorporate the challenged intellectual property, require us to redesign or rebrand our products or packaging, divert management’s attention and resources, or require us to enter into royalty or licensing agreements to obtain the right to use a third party’s intellectual property. Any royalty or licensing agreements, if required, may not be available to us on acceptable terms or at all. Additionally, a successful claim of infringement against us could result in our being required to pay significant damages, enter into costly license or royalty agreements, or stop the sale of certain products, any of which could have a negative effect on our results of operations.

Litigation or legal proceedings could expose us to significant liabilities and have a negative impact on our reputation.

We are party to various litigation claims and legal proceedings. We evaluate these litigation claims and legal proceedings to assess the likelihood of unfavorable outcomes and to estimate, if possible, the amount of potential losses. Based on these assessments and estimates, we establish reserves or disclose the relevant litigation claims or legal proceedings, as appropriate. These assessments and estimates are based on the information available to management at the time and involve a significant amount of management judgment. Actual outcomes or losses may differ materially from our current assessments and estimates.

Our business is subject to various environmental and health and safety laws and regulations, which may increase our compliance costs or subject us to liabilities.

Our business operations are subject to numerous requirements in the United States relating to the protection of the environment and health and safety matters, including the Clean Air Act, the Clean Water Act, the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended, and the National Organic Standards of the U.S. Department of Agriculture, as well as similar state and local statutes and regulations in the United States and in each of the countries in which we do business in Europe. These laws and regulations govern, among other things, air emissions and the discharge of wastewater and other pollutants, the use of refrigerants, the handling and disposal of hazardous materials, and the cleanup of contamination in the environment. We could incur significant costs, including fines, penalties and other sanctions, cleanup costs, and third-party claims for property damage or personal injury as a result of the failure to comply with, or liabilities under, environmental, health, and safety requirements. New legislation, as well as current federal and other state regulatory initiatives relating to these environmental matters, could require us to replace equipment, install additional pollution controls, purchase various emission allowances, or curtail operations. These costs could negatively affect our results of operations and financial condition.

Violations of laws or regulations related to the food industry, as well as new laws or regulations or changes to existing laws or regulations related to the food industry, could adversely affect our business.

The food production and marketing industry is subject to a variety of federal, state, local, and foreign laws and regulations, including food safety requirements related to the ingredients, manufacture, processing, storage, marketing, advertising, labeling, and distribution of our products, as well as those related to worker health and workplace safety. Our activities, both in and outside of the United States, are subject to extensive regulation. We are regulated by, among other federal and state authorities, the U.S. FDA, the U.S. Federal Trade Commission (“FTC”), and the U.S. Departments of Agriculture, Commerce, and Labor, as well as by similar authorities abroad within the regulatory framework of the European Union and its members. Governmental regulations also affect taxes and levies, healthcare costs, energy usage, immigration, and other labor issues, all of which may have a direct or indirect effect on our business or those of our customers or suppliers. In addition, the marketing and advertising of our products could make us the target of claims relating to alleged false or deceptive advertising under federal, state, and foreign laws and regulations, and we may be subject to initiatives that limit or prohibit the marketing and advertising of our products to children. We are also subject to federal laws and regulations relating to our organic products and production. For example, as required by the National Organic Program (“NOP”), we rely on third parties to certify certain of our products and production locations as organic. Because the Organic Foods Production Act of 1990, which created the NOP, was so recently adopted, many regulations and informal positions taken by the NOP are subject to continued review and scrutiny. Changes in these laws or regulations or the introduction of new laws or regulations could increase our compliance costs, increase other costs of doing business for us, our customers, or our suppliers, or restrict our actions, which could adversely affect our results of operations. In some cases, increased regulatory scrutiny could interrupt distribution of our products, as could be the case in the United States as the FDA enacts the Food Safety Modernization Act of 2011, or force changes in our production processes and our products. Further, if we are found to be in violation of applicable laws and regulations in these areas, we could be subject to civil remedies, including fines, injunctions, or recalls, as well as potential criminal sanctions, any of which could have a material adverse effect on our business.

We are a “controlled company” within the meaning of the NASDAQ Marketplace rules and, as a result, qualify for and rely on certain exemptions from certain corporate governance requirements.

Ludmila Smolyansky, the chairman of our board, Julie Smolyansky, our chief executive officer, president and director and Edward Smolyansky, our chief financial and accounting officer, chief operating officer, treasurer and secretary (together, the “Smolyansky Family”), collectively control a majority of the voting power of our outstanding common stock. As a result, we are a “controlled company” pursuant to Rule 5615(c) of the corporate governance requirements of the NASDAQ Stock Market. Under such rules, a company of which more than 50% of the voting power for the election of directors is held by an individual, a group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements of the NASDAQ Stock Market, including the requirements that:

•	a majority of our Board of Directors consist of independent directors;
•	the nominating and corporate governance committee be composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities;
•	the compensation committee be composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities; and
•	there be an annual performance evaluation of the nominating and corporate governance and compensation committees.

This controlled company exemption does not extend to the audit committee requirements under Rule 5605(c) or the requirement for executive sessions of Independent Directors under Rule 5605(b)(2).

We elect to be treated as a “Controlled Company”.  As a result, you may not have the same protections afforded to shareholders of companies that are mandatorily subject to all of the corporate governance requirements of the NASDAQ Stock Market.

One of our directors and officers controls a majority of our common stock and his interests may not align with the interests of our other shareholders.

The Smolyansky Family controls our company and owns in excess of 50% of our issued and outstanding common stock. This significant concentration of share ownership may adversely affect the trading price of our common stock because investors often perceive a disadvantage in owning shares in a company with one or several controlling shareholders. Furthermore, our directors and officers, as a group, which own in excess of 50% of our issued and outstanding common stock have the ability to significantly influence or control the outcome of all matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions, such as mergers, consolidations or the sale of substantially all of our assets. This concentration of ownership may have the effect of delaying or preventing a change in control of our company which could deprive our shareholders of an opportunity to receive a premium for their shares as part of a sale of our company and might reduce the price of our common stock. In addition, without the consent of the Smolyansky Family, we could be prevented from entering into transactions that could be beneficial to us. The Smolyansky Family may cause us to take actions that are opposed by other shareholders as his interests may differ from those of other shareholders.

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

LIFEWAY FOODS, INC.

Date: May 13, 2014	By:	/s/ Julie Smolyansky
Julie Smolyansky
Chief Executive Officer, President, and Director
(Principal Executive Officer)

Date: May 13, 2014	By:	/s/ Edward P. Smolyansky
Edward P. Smolyansky
Chief Financial and Accounting Officer, Treasurer, Chief Operating Officer and Secretary (Principal Financial and Accounting Officer)

INDEX OF EXHIBITS

31.1	Officer’s Certificate Pursuant to 15 U.S.C. 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Officer’s Certificate Pursuant to 15 U.S.C. 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	Interactive Data Files.