Form 10-Q
period 2014-06-30
LIFEWAY FOODS INC
filed 2014-08-11
CIK 814586

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  June 30, 2014

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

As of August 7, 2014, 16,346,017 shares of the registrant’s common stock, no par value, were outstanding.

LIFEWAY FOODS, INC.

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

LIFEWAY FOODS, INC. AND SUBSIDIARIES
Consolidated Statements of Financial Condition
June 30, 2014 and 2013 (Unaudited) and December 31, 2013

	June 30,		December 31,
	2014	2013	2013
ASSETS

Current assets
Cash and cash equivalents	$2,869,638	$4,939,948	$3,306,608
Investments	2,986,329	2,483,673	2,516,380
Certificates of deposits in financial institutions	—	115,373	15,373
Inventories	6,810,541	7,807,150	6,899,008
Accounts receivable, net of allowance for doubtful accounts and discounts ($1,300,000 and $1,350,000 and $1,050,000)	9,538,188	9,911,305	10,444,839
Prepaid expenses and other current assets	13,612	31,797	128,323
Other receivables	56,680	5,400	103,272
Deposits	142,836	580,974	—
Deferred income taxes	293,445	391,139	322,071
Refundable income taxes	1,965,933	28,123	1,014,947
Total current assets	24,677,202	26,294,882	24,750,821

Property and equipment, net	21,494,127	14,718,760	20,824,448

Intangible assets
Goodwill and other non amortizable brand assets	14,068,091	14,068,091	14,068,091
Other intangible assets, net of accumulated amortization of $4,913,397, $4,198,439 and $4,555,559 at June 30, 2014 and 2013 and at December 31, 2013, respectively	3,417,602	4,107,561	3,750,441
Total intangible assets	17,485,693	18,175,652	17,818,532

Other Assets
Long-term accounts receivable, net of current portion	279,921	280,000	280,000
Total assets	$63,936,943	$59,469,294	$63,673,801

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Current maturities of notes payable	$877,062	$545,494	$875,002
Accounts payable	6,471,442	7,166,377	6,723,179
Accrued expenses	899,803	1,094,820	1,284,060
Accrued income taxes	—	1,224,115	—
Total current liabilities	8,248,307	10,030,806	8,882,241

Notes payable	8,555,731	4,726,472	8,999,012

Deferred income taxes	2,395,143	3,018,629	2,843,426
Total liabilities	19,199,181	17,775,907	20,724,679

Stockholders' equity
Common stock, no par value; 40,000,000 shares authorized;
17,273,776 shares issued; 16,346,017 shares outstanding at June 30, 2014; 17,273,776 shares issued; 16,346,017 shares outstanding at June 30, 2013 and 16,346,017 shares outstanding at December 31, 2013	6,509,267	6,509,267	6,509,267
Paid-in-capital	2,032,516	2,032,516	2,032,516
Treasury stock, at cost	(8,187,682)	(8,187,682)	(8,187,682)
Retained earnings	44,341,809	41,366,495	42,587,214
Accumulated other comprehensive income (loss), net of taxes	41,852	(27,209)	7,807
Total stockholders' equity	44,737,762	41,693,387	42,949,122

Total liabilities and stockholders' equity	$63,936,943	$59,469,294	$63,673,801

See accompanying notes to financial statements.

LIFEWAY FOODS, INC. AND SUBSIDIARIES
Consolidated Statements of Income and Comprehensive Income
For the Three and Six Months Ended June 30, 2014 and 2013 (Unaudited)

	(Unaudited)				(Unaudited)
	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2014		2013		2014		2013
Sales	$32,594,048		$25,838,058		$64,655,195		$53,428,680
Less: discounts and allowances	(3,028,637)		(2,760,174)		(5,958,073)		(5,963,765)
Net sales	29,565,411	29,565,411	23,077,884	23,077,884	58,697,122	58,697,122	47,464,915	47,464,915

Cost of goods sold		21,432,624		15,058,461		43,114,535		30,607,446
Depreciation expense		627,878		421,707		1,011,238		815,832

Total cost of goods sold		22,060,502		15,480,168		44,125,773		31,423,278

Gross profit		7,504,909		7,597,716		14,571,349		16,041,637

Selling expenses		3,693,821		2,876,635		7,173,509		5,514,354
General and administrative		2,107,197		2,057,581		4,487,827		3,955,425
Amortization expense		178,919		177,842		357,839		355,683

Total operating expenses		5,979,937		5,112,058		12,019,175		9,825,462

Income from operations		1,524,972		2,485,658		2,552,174		6,216,175

Other income (expense):
Interest and dividend income		35,227		30,622		63,925		45,631
Rental income		1,200		3,389		1,700		6,658
Interest expense		(66,724)		(37,424)		(132,293)		(73,723)
Gain on sale of investments, net reclassified from OCI		57,321		56,944		62,130		121,280
Loss on sale of equipment		(76,484)		—		(76,484)		—
Other Income		1,672		10,229		1,672		10,229
Total other income (expense)		(47,788)		63,760		(79,350)		110,075

Income before provision for income taxes		1,477,184		2,549,418		2,472,824		6,326,250

Provision for income taxes		382,768		1,145,478		718,229		2,556,671

Net income		$1,094,416		$1,403,940		$1,754,595		$3,769,579

Basic and diluted earnings per common share		0.07		0.09		0.11		0.23

Weighted average number of shares outstanding		16,346,017		16,346,017		16,346,017		16,346,017

COMPREHENSIVE INCOME

Net income		$1,094,416		$1,403,940		$1,754,595		$3,769,579

Other comprehensive income
(loss), net of tax:
Unrealized gains (losses) on
investments (net of tax)		63,111		(63,811)		71,155		(12,277)
Less reclassification adjustment
for (gains) losses included in
net income (net of taxes)		(34,393)		(32,174)		(37,110)		(68,523)

Comprehensive income		$1,123,134		$1,307,955		$1,788,640		$3,688,779

See accompanying notes to financial statements.

LIFEWAY FOODS, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders' Equity
For the Six Months Ended June 30, 2014 and 2013 (Unaudited) and For the Year Ended December 31, 2013

	Common Stock, No Par Value							Accumulated
	40,000,000 Shares		# of Shares					Other
	Authorized		of					Comprehensive
	# of Shares	# of Shares	Treasury	Common	Paid In	Treasury	Retained	Income (Loss),
	Issued	Outstanding	Stock	Stock	Capital	Stock	Earnings	Net of Tax	Total

Balances at January 1, 2013	17,273,776	16,346,017	927,759	$6,509,267	$2,032,516	$(8,187,682)	$38,904,777	$53,591	$39,312,469

Redemption of stock	—	—	—	—	—	—	—	—	—

Other comprehensive income (loss):
Unrealized gains on securities, net of taxes	—	—	—	—	—	—	—	(45,784)	(45,784)

Net income for the year ended December 31, 2013	—	—	—	—	—	—	4,990,298	—	4,990,298

Dividends ($.08) per share	—	—	—	—	—	—	(1,307,861)	—	(1,307,861)

Balances at December 31, 2013	17,273,776	16,346,017	927,759	$6,509,267	$2,032,516	$(8,187,682)	$42,587,214	$7,807	$42,949,122

Balances at January 1, 2013	17,273,776	16,346,017	927,759	$6,509,267	$2,032,516	$(8,187,682)	$38,904,777	$53,591	$39,312,469

Redemption of stock	—	—	—	—	—	—	—	—	—

Other comprehensive income (loss):
Unrealized gains on securities, net of taxes	—	—	—	—	—	—	—	(80,800)	(80,800)

Net income for the six months ended June 30, 2013	—	—	—	—	—	—	3,769,579	—	3,769,579

Dividends ($.08) per share	—	—	—	—	—	—	(1,307,861)	—	(1,307,861)

Balances at June 30, 2013	17,273,776	16,346,017	927,759	$6,509,267	$2,032,516	$(8,187,682)	$41,366,495	$(27,209)	$41,693,387

Balances at January 1, 2014	17,273,776	16,346,017	927,759	$6,509,267	$2,032,516	$(8,187,682)	$42,587,214	$7,807	$42,949,122

Redemption of stock	—	—	—	—	—	—	—	—	—

Other comprehensive income (loss):
Unrealized gains on securities, net of taxes	—	—	—	—	—	—	—	34,045	34,045

Net income for the six months ended June 30, 2014	—	—	—	—	—	—	1,754,595	—	1,754,595

Dividends ($.08) per share	—	—	—	—	—	—	—	—	—

Balances at June 30, 2014	17,273,776	16,346,017	927,759	$6,509,267	$2,032,516	$(8,187,682)	$44,341,809	$41,852	$44,737,762

See accompanying notes to financial statements.

LIFEWAY FOODS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2014 and 2013 (Unaudited)

	(Unaudited)
	June 30,
	2014	2013

Cash flows from operating activities:
Net income	$1,754,595	$3,769,579
Adjustments to reconcile net income to net
cash flows from operating activities:
Depreciation and amortization	1,369,077	1,171,515
Gain on sale of investments, net	(62,130)	(121,280)
Deferred income taxes	(440,285)	(104,133)
Bad Debt Expense	156,049	26,819
Loss on sale of equipment	76,484	—
(Increase) decrease in operating assets:
Accounts receivable	728,281	(1,211,015)
Other receivables	46,591	3,425
Inventories	88,467	(1,867,964)
Refundable income taxes	(950,986)	56,705
Prepaid expenses and other current assets	(28,125)	(515,633)
Increase (decrease) in operating liabilities:
Accounts payable	(1,972,157)	2,909,652
Accrued expenses	1,336,163	(60,857)
Income taxes payable	—	969,804
Net cash provided by operating activities	2,102,024	5,026,617

Cash flows from investing activities:
Purchases of investments	(1,774,734)	(2,573,721)
Proceeds from sale of investments	1,419,362	1,948,839
Redemption of certificates of deposits	15,000	334,627
Purchases of property and equipment	(1,761,401)	(547,819)
Proceeds from sale of equipment	4,000	—
Net cash used in investing activities	(2,097,773)	(838,074)

Cash flows from financing activities:
Dividends paid	—	(1,307,861)
Repayment of notes payable	(441,221)	(226,960)
Net cash used in financing activities	(441,221)	(1,534,821)

Net (decrease) increase in cash and cash equivalents	(436,970)	2,653,722

Cash and cash equivalents at the beginning of the period	3,306,608	2,286,226

Cash and cash equivalents at the end of the period	$2,869,638	$4,939,948

See accompanying notes to financial statements.

LIFEWAY FOODS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2014 and 2013 (Unaudited) and December 31, 2013

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

Note 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of the significant accounting policies applied in the preparation of the accompanying consolidated financial statements follows:

Basis of presentation
The accompanying unaudited financial statements of the Company have been prepared in accordance with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. However, such information reflects all adjustments (consisting of normal recurring adjustments), which are, in the opinion of Management, necessary for fair presentation of results for the interim periods.  The unaudited consolidated financial statements contained in this Quarterly Report should be read in conjunction with the consolidated financial statements contained in our 2013 Annual Report on Form 10-K.

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

Use of estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates made in preparing the consolidated financial statements include the allowance for doubtful accounts, the valuation of investment securities, goodwill, intangible assets, and deferred taxes.

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

Customer Concentration
Sales are predominately to companies in the retail food industry, located within the United States of America. Two major customers accounted for approximately 32 percent and 34 percent of gross sales for the six months ended June 30, 2014 and 2013, respectively. These customers accounted for approximately 25 percent, 24 percent and 22 percent of accounts receivable as of June 30, 2014, June 30, 2013 and December 31, 2013, respectively.

LIFEWAY FOODS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2014 and 2013 (Unaudited) and December 31, 2013

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
June 30, 2014 and 2013 (Unaudited) and December 31, 2013

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
June 30, 2014 and 2013 (Unaudited) and December 31, 2013

Note 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – Continued

Treasury stock
Treasury stock is recorded using the cost method.

Advertising and promotional costs
The Company expenses advertising costs as incurred. For the six months ended June 30, 2014 and 2013 total advertising expenses were $1,818,938 and $1,308,306, respectively.

Earnings per common share
Earnings per common share were computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. For the six months ended June 30, 2014 and 2013, diluted and basic earnings per share were the same.

Note 3 – INTANGIBLE ASSETS

Intangible assets, and the related accumulated amortization, consist of the following:

	June 30, 2014		June 30, 2013		December 31, 2013
	Cost	Accumulated Amortization	Cost	Accumulated Amortization	Cost	Accumulated Amortization
Recipes	$43,600	$43,600	$43,600	$43,600	$43,600	$43,600
Customer lists and other customer related intangibles	4,504,200	2,700,754	4,504,200	2,249,544	4,504,200	2,474,790
Customer relationship	985,000	631,827	985,000	561,743	985,000	596,785
Trade names	2,248,000	1,103,266	2,248,000	953,402	2,248,000	1,028,334
Formula	438,000	346,750	438,000	302,950	438,000	324,850
	$8,218,800	$4,826,197	$8,218,800	$4,111,239	$8,218,800	$4,468,359

Amortization expense is expected to be approximately the following for the 12 months ending June 30:

2015	$715,677
2016	715,677
2017	675,527
2018	671,877
2019	408,261
Thereafter	205,584
$3,392,603

Amortization expense during the six months ended June 30, 2014 and 2013 was $357,839 and $355,683, respectively.

LIFEWAY FOODS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2014 and 2013 (Unaudited) and December 31, 2013

Note 4 – INVESTMENTS

The cost and fair value of investments classified as available for sale are as follows:

June 30, 2014	Cost	Unrealized Gains	Unrealized Losses	Fair Value
Equities	$986,709	$90,872	$(28,176)	$1,049,405
Mutual Funds	15,070	895	(795)	15,170
Preferred Securities	394,015	28,088	0	422,103
Corporate Bonds	1,520,466	4,356	(25,171)	1,499,651
Total	$2,916,260	$124,211	$(54,142)	$2,986,329

June 30, 2013	Cost	Unrealized Gains	Unrealized Losses	Fair Value
Equities	$893,998	$83,082	$(39,910)	$937,170
Mutual Funds	17,803	0	(209)	17,594
Preferred Securities	403,300	40	(26,030)	377,310
Corporate Bonds	1,216,728	5,100	(70,229)	1,151,599
Total	$2,531,829	$88,222	$(136,378)	$2,483,673

December 31, 2013	Cost	Unrealized Gains	Unrealized Losses	Fair Value
Equities	$1,006,169	$98,213	$(32,181)	$1,072,201
Mutual Funds	54,847	1,994	0	56,841
Preferred Securities	464,585	12,960	(15,449)	462,096
Corporate Bonds	973,333	1,329	(49,420)	925,242
Total	$2,498,934	$114,496	$(97,050)	$2,516,380

Proceeds from the sale of investments were $1,419,362 and $1,948,839 for the six months ended June 30, 2014 and 2013, respectively.

Gross gains of $80,822 and $151,472 and gross losses of $18,319 and $30,192 were realized on these sales during the six months ended June 30, 2014 and 2013, respectively.

The following table shows the gross unrealized losses and fair value of the Company's investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2014 and 2013 and at December 31, 2013:

	Less Than 12 Months		12 Months or Greater		Total
June 30, 2014	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Equities	$202,239	$(17,150)	$121,033	$(11,026)	$323,272	$(28,176)
Mutual Funds	7,235	(795)	0	0	7,235	(795)
Corporate Bonds	669,480	(6,285)	442,924	(18,886)	1,112,404	(25,171)
	$878,954	$(24,230)	$563,957	$(29,912)	$1,442,911	$(54,142)

	Less Than 12 Months		12 Months or Greater		Total
June 30, 2013	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Equities	$455,403	$(39,910)	$0	$0	$455,403	$(39,910)
Mutual Funds	17,594	(209)	0	0	17,594	(209)
Preferred Securities	302,265	(26,030)	0	0	302,265	(26,030)
Corporate Bonds	876,607	(60,701)	115,691	(9,529)	992,298	(70,230)
	$1,651,869	$(126,850)	$115,691	$(9,529)	$1,767,560	$(136,379)

LIFEWAY FOODS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2014 and 2013 (Unaudited) and December 31, 2013

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

Equities, Mutual Funds, Preferred Securities, and Corporate Bonds - The Company's investments in equity securities, mutual funds, preferred securities, and corporate bonds consist of investments in common stock, preferred stock and debt securities of companies in various industries. As of June 30, 2014, there were three corporate bond securities that had unrealized losses greater than twelve months. The Company evaluated the near-term prospects of the issuer in relation to the severity and duration of the impairment. Based on that evaluation and the Company's ability and intent to hold these investments for a reasonable period of time sufficient for a forecasted recovery of fair value, the Company did not consider any material investments to be other-than-temporarily impaired at June 30, 2014.

Note 5 – INVENTORIES

Inventories consist of the following:

	June 30,		December 31,
	2014	2013	2013
Finished goods	$3,005,972	$2,977,298	$3,027,900
Production supplies	2,323,139	3,321,484	2,690,097
Raw materials	1,481,430	1,508,368	1,181,011
Total inventories	$6,810,541	$7,807,150	$6,899,008

Note 6 – PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	June 30,		December 31,
	2014	2013	2013
Land	$1,856,370	$1,178,160	$1,856,370
Buildings and improvements	15,305,616	12,220,693	14,587,022
Machinery and equipment	20,773,006	16,007,943	19,633,164
Vehicles	1,244,560	1,350,608	1,244,560
Office equipment	433,679	429,013	433,679
Construction in process	0	0	177,519
	39,613,231	31,186,417	37,932,314
Less accumulated depreciation	18,119,104	16,467,657	17,107,866
Total property and equipment	$21,494,127	$14,718,760	$20,824,448

Lifeway completed the purchase of Golden Guernsey’s assets on July 2, 2013. The cost was approximately $7.4 million.

Depreciation expense during the six months ended June 30, 2014 and 2013 was $1,011,238 and $815,832 respectively.

LIFEWAY FOODS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2014 and 2013 (Unaudited) and December 31, 2013

Note 7 – ACCRUED EXPENSES

Accrued expenses consist of the following:

	June 30,		December 31,
	2014	2013	2013
Accrued payroll and payroll taxes	$423,483	$235,918	$477,312
Accrued property tax	325,392	311,376	306,608
Other	150,928	547,526	500,140
	$899,803	$1,094,820	$1,284,060

Note 8 – NOTES PAYABLE

Notes payable consist of the following:

	June 30,		December 31,
	2014	2013	2013

Note payable to Private Bank in monthly installments of $42,222, plus variable interest rate, currently at 2.6677%, with a balloon payment for the remaining balance. Collateralized by substantially all assets of the Company. In May 2013, the Company refinanced this note under similar terms which extended the maturity date to May 31, 2018.	$4,605,555	$5,154,445	$4,858,889

Note payable to Private Bank in monthly installments of $27,778, plus variable interest rate, currently at 2.6677% with a balloon payment for the remaining balance, maturing on May 31, 2019, collateralized by substantially all assets of the Company.	4,750,000	0	4,916,667

Notes payable to Ford Credit Corp. payable in monthly installments of $1,778 at 5.99%, due July 2015, secured by transportation equipment.	22,313	41,641	32,124

Note payable to Fletcher Jones of Chicago, Ltd LLC in monthly installments of $1,769 at 6.653%, due May 24, 2017, secured by transportation equipment.	54,925	75,880	66,334
Total notes payable	9,432,793	5,271,966	9,874,014
Less current maturities	877,062	545,494	875,002
Total long-term portion	$8,555,731	$4,726,472	$8,999,012

In accordance with the Private Bank agreements referenced above, the Company is subject to minimum fixed charged ratio and tangible net worth thresholds.   The Company was not in compliance with one of the ratios at June 30, 2014 but has subsequently obtained a waiver from the bank.

Maturities of notes payables are as follows:

For the 12 Months Ending June 30,

2015	$877,062
2016	860,987
2017	859,189
2018	3,418,899
2019	3,416,656
Total	$9,432,793

LIFEWAY FOODS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2014 and 2013 (Unaudited) and December 31, 2013

Note 9 – COMMITMENTS AND CONTINGENCIES

The Company leases three stores for its Starfruit subsidiary. Total expense for these leases was approximately $150,566, $175,209 and $347,164 for the six months ended June 30, 2014, 2013 and for the year ended December 31, 2013, respectively. The Company is also responsible for additional rent equal to real estate taxes and other operating expenses. Future annual minimum base rental payments for the leases as of June 30, 2014 are as follows:

For the 12 Months Ending June 30,
2015	$44,799
2016	46,143
2017	47,527
2018	48,953
2019	24,838
Total	$212,260

Note 10 – PROVISION FOR INCOME TAXES

The provision for income taxes consists of the following:

	For the Six Months Ended
	June 30,
	2014	2013
Current:
Federal	$850,032	$1,937,370
State and local	308,482	723,434
Total current	1,158,514	2,660,804
Deferred	(440,285)	(104,133)
Provision for income taxes	$718,229	$2,556,671

A reconciliation of the provision for income taxes and the income tax computed at the statutory rate is as follows:

	For the Six Months Ended
	June 30,
	2014		2013
	Amount	Percentage	Amount	Percentage
Federal income tax expense computed at the statutory rate	$840,760	34.0%	$2,150,925	34.0%
State and local tax expense, net	330,586	13.4%	766,896	12.1%
U.S. domestic manufacturers’ deduction & other permanent differences	(453,117)	(18.3)%	(361,150)	(5.7)%
Provision for income taxes	$718,229	29.1%	$2,556,671	40.4%

LIFEWAY FOODS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2014 and 2013 (Unaudited) and December 31, 2013

Note 10 – PROVISION FOR INCOME TAXES - Continued

Amounts for deferred tax assets and liabilities are as follows:

	June 30,		December 31,
	2014	2013	2013
Non-current deferred tax assets (liabilities) arising from: Temporary differences -
Accumulated depreciation and amortization
from purchase accounting adjustments	$(2,418,845)	$(3,102,071)	$(2,896,058)
Capital loss carry-forwards	23,702	83,442	52,632
Total non-current net deferred tax liabilities	2,395,143	(3,018,629)	(2,843,426)
Current deferred tax assets arising from:
Unrealized losses (gain) on investments	(28,216)	20,948	(7,589)
Inventory	281,391	348,441	307,910
Allowance for doubtful accounts and discounts	40,270	21,750	21,750
Total current deferred tax assets	293,445	391,139	322,071
Net deferred tax liability	$(2,101,698)	$(2,627,490)	$(2,521,355)

Note 11 – SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for interest and income taxes are as follows:

	For the Six Months Ended
	June 30,
	2014	2013
Interest	$132,415	$61,333
Income taxes	$2,109,500	$1,691,093

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
June 30, 2014 and 2013 (Unaudited) and December 31, 2013

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

Following is a description of the valuation methodologies used for assets measured at fair value. There have been no changes in the methodologies used as of June 30, 2014 and 2013.

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

The following table sets forth by level, within the fair value hierarchy, the Company’s financial assets at fair value as of June 30, 2014 and 2013 and for the year ended December 31, 2013. Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement:

	Assets and Liabilities at Fair Value as of June 30, 2014
	Level 1	Level 2	Level 3	Total
Cash	$2,869,638	$0	$0	$2,869,638
Mutual Funds	15,170	0	0	15,170
Stocks	1,049,405	0	0	1,049,405
Preferred Securities	0	422,103	0	422,103
Corporate Bonds	0	1,499,650	0	1,499,650
Notes Payable		9,432,793	0	9,432,793

	Assets and Liabilities at Fair Value as of June 30, 2013
	Level 1	Level 2	Level 3	Total
Cash	$4,939,948	$0	$0	$4,939,948
Certificate of Deposits	0	115,373	0	115,373
Stocks	954,765	0	0	954,765
Preferred Securities	377,310	0	0	377,310
Corporate Bonds	0	1,151,598	0	1,151,598
Notes Payable	0	4,726,472	0	4,726,472

	Assets and Liabilities at Fair Value as of December 31, 2013
	Level 1	Level 2	Level 3	Total
Cash	$3,306,608	$0	$0	$3,306,608
Certificate of Deposits	0	15,378	0	15,378
Mutual Funds	56,841	0	0	56,841
Stocks	1,072,201	0	0	1,072,201
Preferred Securities	0	462,096	0	462,096
Corporate Bonds	0	925,242	0	925,242
Notes Payable	0	9,874,014	0	9,874,014

LIFEWAY FOODS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2014 and 2013 (Unaudited) and December 31, 2013

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

Note 14 – RECENT ACCOUNTING PRONOUNCEMENTS

In February 2013, the Financial Accounting Standards Board (“FASB”) amended the disclosure requirements regarding the reporting of amounts reclassified out of accumulated other comprehensive income. The amendment does not change the current requirement for reporting net income or other comprehensive income, but requires additional disclosures about items reclassified out of accumulated other comprehensive income, and the income statement line items impacted by the reclassifications. We adopted this standard effective January 1, 2013. Other than the additional disclosure requirements, the adoption of this standard did not have a material impact on our consolidated financial statements.

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

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”), which supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, including most industry-specific requirements.  ASU 2014-09 establishes a five-step revenue recognition process in which an entity will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services.  ASU 2014-09 also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenues and cash flows from contracts with customers.  ASU 2014-09 will be effective for the Company in the first quarter of 2017.  Management is currently evaluating the impact the adoption of ASU 2014-09 will have on the Company’s condensed consolidated financial position, results of operations or cash flows and the method of retrospective application, either full or modified.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion of the financial condition and results of operations of Lifeway Foods, Inc. for the three months and six months ended June 30, 2014 and 2013 should be read in conjunction with the unaudited consolidated financial statements and the notes to those statements that are included elsewhere in this report on Form 10-Q and the audited financial statements and Management’s Discussion and Analysis contained in our Form 10-K. In addition to historical information, the following discussion contains certain forward-looking statements within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. These statements relate to our future plans, objectives, expectations and intentions. These statements may be identified by the use of words such as “may”, “will”, “could”, “expect”, “anticipate”, “intend”, “believe”, “estimate”, “plan”, “predict”, and similar terms or terminology, or the negative of such terms or other comparable terminology. Although we believe the expectations expressed in these forward-looking statements are based on reasonable assumptions within the bound of our knowledge of our business, our actual results could differ materially from those discussed in these statements. Factors that could contribute to such differences include, but are not limited to, those discussed in the “Risk Factors” section. We undertake no obligation to update publicly any forward-looking statements for any reason even if new information becomes available or other events occur in the future.

Results of Operations

Comparison of Quarter Ended June 30, 2014 to Quarter Ended June 30, 2013

Total consolidated gross sales increased by $6,755,990 (approximately 26%) to $32,594,048 during the three-month period ended June 30, 2014 from $25,838,058 during the same three-month period in 2013.  This increase is primarily attributable to increased sales and awareness of the Company’s flagship line, Kefir, as well as ProBugs® Organic Kefir for kids and BioKefir™.

Total consolidated net sales increased by $6,487,527 (approximately 28%) to $29,565,411 during the three-month period ended June 30, 2014 from $23,077,884 during the same three-month period in 2013.  Net sales are recorded as gross sales less promotional activities such as slotting fees paid, couponing, spoilage and promotional allowances as well as early payment terms given to customers.

Cost of goods sold as a percentage of net sales, excluding depreciation expense, were approximately 72% during the second quarter of 2014, compared to approximately 65% during the same period in 2013. The increase was primarily attributable to a 30% increase in the cost of milk, the Company’s largest raw material, compared to the same period last year.

Total operating expenses increased $867,879 (approximately 17%) to $5,979,937 during the second quarter of 2014, from $5,112,058 during the same period in 2013. This increase was primarily attributable to an increase in selling expenses.

Total operating income decreased by $960,686 (approximately 39%) to $1,524,972 during the second quarter of 2014, from $2,485,658 during the same period in 2013.

Income tax expense was $382,768, or a 26% effective tax rate for the second quarter of 2014 compared to an income tax expense of $1,145,478, or a 45% effective tax rate during the same period in 2013.

Total net income was $1,094,416 or $0.07 per diluted share for the three-month period ended June 30, 2014 compared to $1,403,940 or $0.09 per diluted share in the same period in 2013.

Comparison of Six-Month Period Ended June 30, 2014 to Six-Month Period Ended June 30, 2013

Total consolidated gross sales increased by $11,226,515 (approximately 21%) to $64,655,195 during the six-month period ended June 30, 2014 from $53,428,680 during the same six-month period in 2013.  This increase is primarily attributable to increased sales and awareness of flagship line, Kefir, as well as ProBugs® Organic Kefir for kids and BioKefir™.

Total consolidated net sales increased by $11,232,207 (approximately 24%) to $58,697,122 during the six-month period ended June 30, 2014 from $47,464,915 during the same six-month period in 2013.  Net sales are recorded as gross sales less promotional activities such as slotting fees paid, couponing, spoilage and promotional allowances as well as early payment terms given to customers.

Cost of goods sold increased by $12,507,089 (approximately 41%) to $43,114,535 during the six-month period ended June 30, 2014, from $30,607,446 during the same period in 2013. Cost of goods sold as a percentage of net sales, excluding depreciation expense, were approximately 73% during the six- month period ended June 30, 2014, compared to approximately 64% during the same period in 2013. The increases were primarily attributable to a 30% increase in the cost of milk, the Company’s largest raw material, compared to the same period last year.

Operating expenses increased by $2,193,713 (approximately 22%) to $12,019,175 during the six-month period ended June 30, 2014, from $9,825,462 during the same period in 2013. Operating expenses as a percentage of net sales were approximately 20% during the six-month period ended June 30, 2014 compared to approximately 21% during the same period in 2013.

Selling related expenses increased by $1,659,155 (approximately 30%) to $7,173,509 during the six-month period ended June 30, 2014, from $5,514,354 during the same period in 2013.

Total operating income decreased by $3,664,001 (approximately 59%) to $2,552,174 during the six-month period ended June 30, 2014, from $6,216,175 during the same period in 2013.

Provision for income taxes was $718,229 or a 29% effective tax rate, for the six-month period ended June 30, 2014 compared with $2,556,671, or a 40% tax rate, during the same period in 2013.

Total net income was $1,754,595 or $0.11 per share for the six-month period ended June 30, 2014 compared to $3,769,579 or $0.23 per share in the same period in 2013.

Liquidity and Capital Resources

Sources and Uses of Cash

Net cash provided by operating activities was $2,102,024 during the six-months ended June 30, 2014 compared to $5,026,617 during the same period in 2013.  This decrease is primarily attributable to the decrease in accounts payable of $1,972,157 in the first six months of 2014 as compared to the same period in 2013.

Net cash used in investing activities was $2,097,773 during the six-months ended June 30, 2014 compared to net cash used in investing activities of $838,074 during the same period in 2013.  This increase in net cash used in investing activities is primarily attributable to the purchase of property and equipment of $1,761,401 in the first six months of 2014 as compared to the same period in 2013.

The Company had a net decrease in cash and cash equivalents of $436,970 during the six month period ended June 30, 2014 compared to a net increase in cash and cash equivalents of $2,653,722 during the same period in 2013.  The Company had cash and cash equivalents of $2,869,638 as of June 30, 2014 compared to cash and cash equivalents of $4,939,948 as of June 30, 2013.

Assets and Liabilities

Total current assets were $24,677,202 as of June 30, 2014, which is a decrease of $1,617,680 when compared to June 30, 2013.  This is primarily due to a decrease in cash and cash equivalents of $2,070,310 as of June 30, 2014 when compared to June 30, 2013.

Total current liabilities were $8,248,307 as of June 30, 2014, which is a decrease of $1,782,499 when compared to June 30, 2013. This is primarily due to a $694,935, $195,017 and $1,224,115 decrease in accounts payable, accrued expenses and accrued income taxes, respectively, as of June 30, 2014 when compared to June 30, 2013.

Long-term portion of notes payable increased by $3,829,259 as of June 30, 2014, when compared to June 30, 2013.  The balance of the notes payable as of June 30, 2014 was $8,555,731.  This is primarily due to the purchase of the Golden Guernsey facility in Wisconsin in July 2013, and the related financing.

Total stockholder’s equity was $44,737,762 as of June 30, 2014, which is an increase of $3,044,375 when compared to June 30, 2013.  This is primarily due to an increase in retained earnings of $2,975,314 when compared to June 30, 2013.

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

As of June 30, 2014, we had an outstanding balance under our term loans of approximately $9.3 million, and we have the option to borrow an additional $5.0 million from our line of credit. The term loans bear interest at variable rates. Based on the outstanding amount under such loan at June 30, 2014 of approximately $9.3 million (which remains outstanding as of the time of this filing) a 1.0 percent increase in interest rates would result in additional annualized interest expense of approximately $99,000. For a detailed discussion of our loans, including a discussion of the applicable interest rate, please refer to Note 8, Notes payable under Part I, Item 1 in this Quarterly Report on Form 10-Q.

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

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of June 30, 2014 in ensuring that information required to be disclosed by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified under the Exchange Act rules and forms due to the material weaknesses described below. As a result, we performed additional analysis and other post-closing procedures to ensure our consolidated financial statements were prepared in accordance with generally accepted accounting principles. Accordingly, management believes the consolidated financial statements included in this Form 10-Q fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented.

Material Weaknesses

Management evaluated the effectiveness of our internal control over financial reporting as of December 31, 2013. In making the assessment, management used the framework in “1992 Internal Control–Integrated Framework” promulgated by the Committee of Sponsoring Organizations of the Treadway Commission, commonly referred to as the “COSO” criteria. Based on that assessment, our principal executive officer and principal financial and accounting officer concluded that our internal control over financial reporting was not effective as of December 31, 2013 because pervasive material weaknesses existed in our internal control over financial reporting. Specifically, we had material weaknesses arising from a lack of segregation of duties in financial reporting, a fragmented financial statement preparation process with various levels of input and control resulting from the use of external consultants for the processing and preparation of our financial statements, inadequate systems used to identify, record and review period end activity and calculations of inventory and inadequate entity level controls.

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

Remediation of Material Weaknesses

The Company has reviewed the accessibility for the accounting and finance department and updated the security clearance to provide for more robust segregation of duties.

The Company has updated its policies to require and formalize a more robust and frequent review by the chief financial officer of the entire external financial statement preparation process in order to minimize any fragmentation and ensure accuracy of financial statements.

The Company has also updated its policies to include a formal checklist to be adhered to by the controller and accounting department. The chief financial officer will review the final checklist as well as undertake a post period closing internal audit which is used to identify, record and review period end activity.

The Company is continuing the process of engaging an outside consultant to assist in our ongoing remediation with respect to the material weaknesses identified above and to assist us in improving the design and operations of our internal controls over financial reporting generally.

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

Conclusion

We believe the measures we have taken to remediate the material weaknesses we have identified will strengthen our internal controls over financial reporting.  Additionally, we believe that with the assistance of a specialist we can implement additional measures to remediate the material weaknesses we have identified. We are committed to continually improving our internal control processes and will diligently and vigorously review our financial reporting controls and procedures. As we continue to evaluate and work to improve our internal controls over financial reporting, we may determine that additional measures are necessary to address control deficiencies. Moreover, we may decide to modify certain of the remediation measures we implement as we continue to evaluate and work to improve our internal controls over financial reporting.

Changes in Internal Control over Financial Reporting

Except as discussed above there were no changes in our internal control over financial reporting that occurred during the second quarter of 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We also compete, particularly in our premium dairy and organic greens and produce categories, with producers of non-organic products, which usually have lower production costs. As a result, non-organic producers may be able to offer conventional products to customers at lower costs than organic products. This could cause us to lower our prices, resulting in lower profitability or, in the alternative, cause us to lose market share if we fail to lower prices. Furthermore, private label competitors are generally able to sell their products at lower prices because private label products typically have lower marketing costs than their branded counterparts. If our products fail to compete successfully with other branded or private label offerings in the industry, demand for our products and our sales volumes could be negatively impacted.

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

Two of our customers together accounted for 30% of our net sales and 34% of accounts receivables in the quarter ended June 30, 2014. We do not generally enter into written agreements with our customers, and where such agreements exist, they are generally terminable at will by the customer. In addition, our customers sometimes award contracts based on competitive bidding, which could result in lower profits for contracts we win and the loss of business for contracts we lose. The loss of any large customer for an extended period of time could negatively affect our sales and results of operations.

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

As of June 30, 2014, we had outstanding borrowings of approximately $9.4 million of which approximately $9.3 million consists of term loan borrowings from The Private Bank. We also had additional borrowing capacity of approximately $5.0 million under our line of credit from The Private Bank, of which none was outstanding as of June 30, 2014.

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

Our ability to meet our debt service obligations will depend on our future performance, which will be affected by the other risk factors described in this Quarterly Report on Form 10-Q. If we do not generate enough cash flow to pay our debt service obligations, we may be required to refinance all or part of our existing debt, sell our assets, borrow more money or raise equity. There is no guarantee that we will be able to take any of these actions on a timely basis, on terms satisfactory to us, or at all.

Our notes issued to The Private Bank bear interest at variable rates. If market interest rates increase, variable rate debt will create higher debt service requirements, which could adversely affect our cash flow.

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

Our workforce could become unionized in the future, which could materially and adversely affect the stability of our production and materially reduce our profitability.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURE.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

31.1	Officer’s Certificate Pursuant to 15 U.S.C. 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Officer’s Certificate Pursuant to 15 U.S.C. 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Press Release dated August 11, 2014.

101	Interactive Data Files.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIFEWAY FOODS, INC.

Date: August 11, 2014	By:	/s/ Julie Smolyansky
Julie Smolyansky
Chief Executive Officer, President, and Director
(Principal Executive Officer)

Date: August 11, 2014	By:	/s/ Edward P. Smolyansky
Edward P. Smolyansky
Chief Financial and Accounting Officer, Treasurer, Chief Operating Officer and Secretary (Principal Financial and Accounting Officer)

INDEX OF EXHIBITS

31.1	Officer’s Certificate Pursuant to 15 U.S.C. 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Officer’s Certificate Pursuant to 15 U.S.C. 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Press Release dated August 11, 2014.

101	Interactive Data Files.