Form 10-K/A
period 2013-12-31
LIFEWAY FOODS INC
filed 2014-10-03
CIK 814586

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A
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

DOCUMENTS INCORPORATED BY REFERENCE:

None.

EXPLANATORY NOTE

We are filing this Amendment No. 1 to amend the Form 10-K (the “Report”) of Lifeway Foods, Inc. (the “Company”) for the fiscal year ended December 31, 2013, as filed with the Securities and Exchange Commission on April 2, 2014, to (1) expand our discussion of the distribution of our products and our major customers in Part I, Item 1, “Business” and (2) expand our discussion of gross proceeds, cost of goods, total operating expenses, general and administrative expenses, selling expenses and liquidity and to correct disclosure about total operating expenses in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation.”

Other than as discussed in this Explanatory Note, no other changes have been made. This Amendment No. 1 to the Report does not reflect events that may have occurred subsequent to the original filing date and does not modify or update in any way other disclosures made in the original Report.

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

We do not generally enter into written agreements with our distributors, and where such agreements exist, they are generally terminable at will by the distributor. In addition, our distributors sometimes award contracts based on competitive bidding, which could result in lower profits for contracts we win and the loss of business for contracts we lose. The loss of any large distributor for an extended period of time could negatively affect our sales and results of operations.

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

Lifeway has not offered any exclusive territories to any distributors. Lifeway believes these distribution arrangements allow management the necessary latitude to expand into new areas and markets and establish new relationships with distributors on an ongoing basis.

Lifeway additionally sells its products directly to customers at its Starfuit Cafes. During the fiscal year ended December 31, 2013, the Company operated 4 Starfruit Cafes which accounted for approximately 1.5% of the Company’s sales.

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

MAJOR CUSTOMERS

Lifeway distributes its products to numerous accounts throughout the United States as further described above under “Distribution”. Concentrations of credit with regard to trade accounts receivable and sales are limited due to the fact that Lifeway’s customers are spread across different geographic areas. However, customers are concentrated in the retail food industry. In 2013, one distributor, United Natural Foods, Inc., represented approximately 20% of sales and reflected sales in various regions of the United States outside the Chicago metropolitan area and one retail customer represented 7% of the Company’s sales.

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

PART II

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

Total consolidated gross sales increased by $6,059,052 (approximately 26%) to $28,936,073 during the three-month period ended December 31, 2013 from $22,877,021 during the same three-month period in 2012.  This increase is primarily attributable to an increase in the amount of the Company’s kefir products sold, including the Company’s flagship line, Kefir, ProBugs® Organic Kefir for kids and BioKefir™.

Total consolidated net sales increased by $5,485,743 (approximately 26%) to $26,266,697 during the three-month period ended December 31, 2013 from $20,780,954 during the same three-month period in 2012.  Net sales are recorded as gross sales less promotional activities such as slotting fees paid, couponing, spoilage and promotional allowances as well as early payment terms given to customers.

Cost of goods, excluding depreciation expense, increased by $6,731,201 (approximately 47%) to $21,057,495 during the three-month period ended December 31, 2013 from $14,326,294 during the same three-month period in 2012. Cost of goods sold as a percentage of net sales, excluding depreciation expense, were approximately 80% during the fourth quarter of 2013, compared to approximately 69% during the same period in 2012. The increase was primarily attributable to the increased cost of conventional and organic milk, the Company’s largest raw material. The cost of milk constituted approximately 65% of cost of goods sold during each of the three-month periods ended December 31, 2013 and December 31, 2012. The total cost of milk was approximately 30% higher during the three-month period ended December 31, 2013 when compared to the same period in 2012 as a result of higher prices of milk and increased volume purchased in the three-month period ended December 31, 2013 when compared to the same period in 2012.

Total operating expenses increased by $921,520 (approximately 22%) to $5,198,088 during the three-month period ended December 31, 2013 from $4,276,568 during the same three-month period in 2012. Total operating expenses as a percentage of net sales were approximately 20% during the fourth quarter of 2013, compared to approximately 21% during the same period in 2012. The increase was primarily attributable to an increase in general and administrative expenses and selling expenses.

General and administrative expenses increased by $321,629 (approximately 19%) to $2,014,748 during the three-month period ended December 31, 2013 from $1,693,119 during the same three-month period in 2012. This increase resulted from expenses related to the Company’s acquisition of the Golden Guernsey facility in Wisconsin.

Selling expenses increased by $601,251 (approximately 25%) to $3,004,421 during the three-month period ended December 31, 2013 from $2,403,170 during the same three-month period in 2012. This increase resulted from an increase in the volume of the Company’s advertising.

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

Comparison of Year Ended December 31, 2013 to Year Ended December 31, 2012

Total consolidated gross sales increased by $19,212,087 (approximately 21%) to $108,966,094 during the twelve-month period ended December 31, 2013 from $89,754,007 during the same twelve-month period in 2012.  This increase is primarily attributable to an increase in the amount of the Company’s kefir products sold, including the Company’s flagship line, Kefir, ProBugs® Organic Kefir for kids and BioKefir™.

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

Cost of goods sold, excluding depreciation expense, increased by $6,752,674 (approximately 29%) to $68,274,674 during the twelve-month period ended December 31, 2013 from $53,098,191 during the same period in 2012. Cost of goods sold as a percentage of net sales, excluding depreciation expense, were approximately 70% during the twelve month ended December 31, 2013, compared to approximately 65% during the same period in 2012. The increase was primarily attributable to the increased cost of conventional and organic milk, the Company’s largest raw material. The cost of milk constituted approximately 65% of cost of goods sold during each of the twelve-month periods ended December 31, 2013 and December 31, 2012.  The total cost of milk was approximately 25% higher during the twelve-month period ended December 31, 2013 when compared to the same period in 2012 as a result of higher prices of milk and increased volume purchased in the twelve-month period ended December 31, 2013 when compared to the same period in 2012.

Total operating expenses increased by $1,812,812 (approximately 10%) to $19,591,581 during the twelve-month period ended December 31, 2013 from $17,778,769 during the same twelve-month period in 2012. Total operating expenses as a percentage of net sales were approximately 20% during the twelve-month period ended December 31, 2013, compared to approximately 22% during the same period in 2012.  The increase was primarily attributable to an increase in general and administrative expenses and selling expenses.

General and administrative expenses increased by $1,262,425 (approximately 20%) to $7,582,397 during the twelve-month period ended December 31, 2013 from $6,319,972 during the same twelve-month period in 2012. This increase resulted from expenses related to the Company’s acquisition of the Golden Guernsey facility in Wisconsin.

Selling expenses increased by $592,401 (approximately 6%) to $11,296,381 during the twelve-month period ended December 31, 2013 from $10,703,980 during the same twelve-month period in 2012. This increase resulted from an increase in the volume of the Company’s advertising.

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

Net cash used in investing activities was $7,862,973 during the twelve-months ended December 31, 2013 compared to net cash used in investing activities of $1,555,914 in the same period in 2012. This increase is primarily due to an increase in purchases of property and equipment of $7,051,169 compared to 2012 resulting from the Company’s purchase of Golden Guernsey in Wisconsin in July 2013.

The Company had a net increase of cash and cash equivalents of $1,020,382 during the twelve month period ended December 31, 2013 compared to a net decrease in cash and cash equivalents of $1,171,079 during the same period in 2012. The Company had cash and cash equivalents of $3,306,608 as of December 31, 2013 compared to cash and cash equivalents of $2,286,226 as of December 31, 2012.

In July 2013, Lifeway purchased Golden Guernsey to allow the Company to purchase raw, instead of processed, milk and to process that raw milk on its own. The Company also intends to increase its kefir production capability by adding production capability at Golden Guernsey which will allow the Company to increase the amount of product it can produce and sell as demand increases. The Company anticipates that processing its own milk will allow the Company to purchase its major ingredient, milk, at approximately 5% less than if the Company was purchasing processed milk. The Company has not yet begun production of kefir at Golden Guernsey.

Assets and Liabilities

Total assets were $63,673,801 as of December 31, 2013, which is an increase of $10,167,175 when compared to December 31, 2012. This is primarily due to $20,824,448 of net property and equipment as of December 31, 2013, which is an increase of $5,837,672, when compared to December 31, 2012.

Total current liabilities were $8,882,241 as of December 31, 2013, which is an increase of $2,672,547 when compared to December 31, 2012. This is primarily due to a $2,466,454 increase in accounts payable.

Notes payable increased by $4,043,067 as of December 31, 2013, when compared to December 31, 2012. The balance of the notes payable as of December 31, 2013 was $8,999,012.

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

PART IV

ITEM 15.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

EXHIBITS

31.1	Rule 13a-14(a)/15d-14(a) Certification of Julie Smolyansky

31.2	Rule 13a-14(a)/15d-14(a) Certification of Edward P. Smolyansky

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIFEWAY FOODS, INC.

Date: October 3, 2014	By:	/s/ Julie Smolyansky
Julie Smolyansky
Chief Executive Officer, President, and Director

Date: October 3, 2014	By:	/s/ Edward P. Smolyansky
Edward P. Smolyansky
Chief Financial and Accounting Officer, Treasurer, Chief Operating Officer and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: October 3, 2014	/s/ Julie Smolyansky
Julie Smolyansky
Chief Executive Officer, President, and Director

Date: October 3, 2014	/s/ Ludmila Smolyansky
Ludmila Smolyansky
Chairperson of the Board of Directors

Date: October 3, 2014	*
Pol Sikar
Director

Date:
Gustavo Carlos Valle
Director

Date: October 3, 2014	*
Renzo Bernardi
Director

Date: October 3, 2014	*
Paul Lee
Director

Date: October 3, 2014	*
Jason Scher
Director

INDEX OF EXHIBITS

31.1	Rule 13a-14(a)/15d-14(a) Certification of Julie Smolyansky

31.2	Rule 13a-14(a)/15d-14(a) Certification of Edward P. Smolyansky