Form 10-Q/A
period 2014-06-30
LIFEWAY FOODS INC
filed 2014-10-03
CIK 814586

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

EXPLANATORY NOTE

We are filing this Amendment No. 1 to amend the Form 10-Q (the “Report”) of Lifeway Foods, Inc. (the “Company”) for the fiscal quarter ended June 30, 2014, as filed with the Securities and Exchange Commission on August 11, 2014, to (1) expand our discussion of gross proceeds, cost of goods, total operating expenses, general and administrative expenses, selling expenses and liquidity and to correct disclosure about total operating expenses in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation.” and (2) clarify our risk factor disclosure regarding litigation in Part II, Item 1A, “Risk Factors.”

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

Cost of goods, excluding depreciation expense, increased by $6,374,163 (approximately 42%) to $21,432,624 during the three-month period ended June 30, 2014 from $15,058,461 during the same three-month period in 2013. Cost of goods sold as a percentage of net sales, excluding depreciation expense, were approximately 72% during the fourth quarter of 2013, compared to approximately 65% during the same period in 2013. The increase was primarily attributable to the increased cost of conventional and organic milk, the Company’s largest raw material. The cost of milk constituted approximately 65% of cost of goods sold during each of the three-month periods ended June 30, 2014 and June 30, 2013. The total cost of milk was approximately 30% higher during the three-month period ended June 30, 2014 when compared to the same period in 2013 as a result of higher prices of milk and increased volume purchased in the three-month period ended June 30, 2014 when compared to the same period in 2013.

Total operating expenses increased by $867,879 (approximately 17%) to $5,979,937 during the three-month period ended June 30, 2014 from $5,112,058 during the same three-month period in 2013. Total operating expenses as a percentage of net sales were approximately 20% during the three-month period ended June 30, 2014 compared to approximately 22% during the same period in 2013. The increase was primarily attributable to an increase in selling expenses.

Selling expenses increased by $817,186 (approximately 28%) to $3,693,821 during the three-month period ended June 30, 2014 from $2,876,635 during the same three-month period in 2013.  This increase resulted primarily from an increase in the volume of the Company’s advertising expenses.

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

Cost of goods sold increased by $12,507,089 (approximately 41%) to $43,114,535 during the six-month period ended June 30, 2014, from $30,607,446 during the same period in 2013. Cost of goods sold as a percentage of net sales, excluding depreciation expense, were approximately 73% during the six- month period ended June 30, 2014, compared to approximately 64% during the same period in 2013. The cost of milk constituted approximately 65% of cost of goods sold during each of the six-month periods ended June 30, 2014 and June 30, 2013. The total cost of milk was approximately 30% higher during the six-month period ended June 30, 2014 when compared to the same period in 2013 as a result of higher prices of milk and increased volume purchased in the six-month period ended June 30, 2014 when compared to the same period in 2013.

Total operating expenses increased by $2,193,713 (approximately 22%) to $12,019,175 during the six-month period ended June 30, 2014, from $9,825,462 during the same period in 2013. Operating expenses as a percentage of net sales were approximately 20% during the six-month period ended June 30, 2014 compared to approximately 21% during the same period in 2013. The increase was primarily attributable to an increase in selling expenses and general and administrative expenses.

Selling expenses increased by $1,659,155 (approximately 30%) to $7,173,509 during the six-month period ended June 30, 2014 from $5,514,354 during the same period in 2013.  This increase resulted primarily from an increase in the volume of the Company’s advertising expenses.

General and administrative expenses increased $532,402 (approximately 13%) to $4,487,827 during the six-month period ended June 30, 2014 from $3,955,425 during the same period in 2013.  The increase was primarily attributable to a one-time payment to an employee that retired during the three-month period ended March 31, 2014.

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

PART II – OTHER INFORMATION

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

We are party to various litigation claims and legal proceedings in the ordinary course of our business. In the opinion of management, the resolution of current litigation claims and legal proceedings will not have a material adverse effect on the Company’s consolidated financial position or results of operations. We evaluate these litigation claims and legal proceedings to assess the likelihood of unfavorable outcomes and to estimate, if possible, the amount of potential losses. Based on these assessments and estimates, we establish reserves or disclose the relevant litigation claims or legal proceedings, as appropriate. These assessments and estimates are based on the information available to management at the time and involve a significant amount of management judgment. Actual outcomes or losses may differ materially from our current assessments and estimates. If actual outcomes or losses differ materially from our current assessments and estimates or additional litigation or legal proceedings are initiated, we could be exposed to significant liabilities.

Additionally, a significant product liability, consumer fraud, or other legal judgment against us or a widespread product recall would negatively impact our profitability. Claims or liabilities of this sort might not be covered by insurance or by any rights of indemnity or contribution that we may have against others. Even if a product liability, consumer fraud, or other claim is found to be without merit or is otherwise unsuccessful, the negative publicity surrounding such assertions regarding our products or processes could materially and adversely affect our reputation and brand image, particularly in categories that are promoted as having strong health and wellness credentials. Any loss of consumer confidence in our product ingredients or in the safety and quality of our products would be difficult and costly to overcome.

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