Form 10-Q
period 2014-09-30
LIFEWAY FOODS INC
filed 2014-11-17
CIK 814586

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  September 30, 2014

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

As of November 10, 2014, 16,346,017 shares of the registrant’s common stock, no par value, were outstanding.

LIFEWAY FOODS, INC.

LIFEWAY FOODS, INC. AND SUBSIDIARIES
Consolidated Statements of Financial Condition
September 30, 2014 and 2013 (Unaudited) and December 31, 2013

	September 30,		December 31,
	2014	2013	2013
ASSETS

Current assets
Cash and cash equivalents	$2,795,429	$1,240,730	$3,306,608
Investments	3,057,214	2,506,463	2,516,380
Certificates of deposits in financial institutions	—	115,373	15,373
Inventories	7,134,857	8,382,287	6,899,008
Accounts receivable, net of allowance for doubtful accounts and discounts ($1,300,000 and $1,350,000 and $1,050,000)	11,803,145	11,313,652	10,444,839
Prepaid expenses and other current assets	54,944	88,629	128,323
Other receivables	26,720	89,100	103,272
Deferred income taxes	360,765	394,277	322,071
Refundable income taxes	842,425	423,242	1,014,947
Total current assets	26,075,499	24,553,753	24,750,821

Property and equipment, net	21,874,520	21,637,492	20,824,448

Intangible assets
Goodwill	14,068,091	14,068,091	14,068,091
Other intangible assets, net of accumulated amortization of $5,005,117, $4,376,640 and $4,468,359 at September 30, 2014 and 2013 and at December 31, 2013, respectively	3,238,683	3,929,360	3,750,441
Total intangible assets	17,306,774	17,997,451	17,818,532

Other Assets
Long-term accounts receivable, net of current portion	270,599	280,000	280,000
Total assets	$65,527,392	$64,468,696	$63,673,801

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Current maturities of notes payable	$877,038	$878,088	$875,002
Accounts payable	7,318,512	5,429,988	6,723,179
Accrued expenses	1,243,876	1,323,213	1,284,060
Accrued income taxes	—	1,292,762	—
Total current liabilities	9,439,426	8,924,051	8,882,241

Notes payable	8,339,282	9,214,853	8,999,012

Deferred income taxes	2,065,221	2,917,213	2,843,426
Total liabilities	19,843,929	21,056,117	20,724,679

Stockholders' equity
Common stock, no par value; 40,000,000 shares authorized; 17,273,776 shares issued; 16,346,017 shares outstanding at September 30, 2014, September 30, 2013 and December 31, 2013	6,509,267	6,509,267	6,509,267
Paid-in-capital	2,032,516	2,032,516	2,032,516
Treasury stock, at cost	(8,187,682)	(8,187,682)	(8,187,682)
Retained earnings	45,367,487	43,056,422	42,587,214
Accumulated other comprehensive income (loss), net of taxes	(38,125)	2,056	7,807
Total stockholders' equity	45,683,463	43,412,579	42,949,122

Total liabilities and stockholders' equity	$65,527,392	$64,468,696	$63,673,801

See accompanying notes to financial statements.

LIFEWAY FOODS, INC. AND SUBSIDIARIES
Consolidated Statements of Income and Comprehensive Income
For the Three and Nine Months Ended September 30, 2014 and 2013 (Unaudited)

	(Unaudited)				(Unaudited)
	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2014		2013		2014		2013
Sales	$32,704,435		$26,601,341		$97,359,630		$80,030,021
Less: discounts and allowances	(2,594,213)		(2,808,811)		(8,552,286)		(8,772,576)
Net sales	30,110,222	30,110,222	23,792,530	23,792,530	88,807,344	88,807,344	71,257,445	71,257,445

Cost of goods sold		21,697,954		16,513,357		64,812,489		47,217,179
Depreciation expense		1,010,966		410,797		2,022,204		1,226,629

Total cost of goods sold		22,708,920		16,924,154		66,834,693		48,443,808

Gross profit		7,401,302		6,868,376		21,972,651		22,813,637

Selling expenses		2,804,127		2,815,126		9,977,636		8,291,960
General and administrative		2,627,566		1,671,080		7,115,393		5,567,649
Amortization expense		178,919		178,201		536,758		533,884

Total operating expenses		5,610,612		4,664,407		17,629,787		14,393,493

Income from operations		1,790,690		2,203,969		4,342,864		8,420,144

Other income (expense):
Interest and dividend income		22,739		36,535		86,664		82,166
Rental income		1,201		2,231		2,900		8,889
Interest expense		(62,084)		(59,887)		(194,377)		(133,610)
Gain on sale of investments, net reclassified from OCI		(22,940)		161		39,190		121,441
Gain on sale of equipment		85,077		—		8,592		—
Other Income		—		209,175		1,674		219,404
Total other income (expense)		23,993		188,215		(55,357)		298,290

Income before provision for income taxes		1,814,683		2,392,184		4,287,507		8,718,434

Provision for income taxes		789,005		702,257		1,507,234		3,258,928

Net income		$1,025,678		$1,689,927		$2,780,273		$5,459,506

Basic and diluted earnings per common share		0.06		0.10		0.17		0.33

Weighted average number of shares outstanding		16,346,017		16,346,017		16,346,017		16,346,017

COMPREHENSIVE INCOME

Net income		$1,025,678		$1,689,927		$2,780,273		$5,459,506

Other comprehensive income
(loss), net of tax:
Unrealized gains (losses) on
investments (net of tax)		(93,679)		29,356		(22,524)		17,079
Less reclassification adjustment
for (gains) losses included in
net income (net of taxes)		13,702		(91)		(23,408)		(68,614)

Comprehensive income		$945,701		$1,719,192		$2,734,341		$5,407,971

See accompanying notes to financial statements.

LIFEWAY FOODS, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders' Equity
For the Nine Months Ended September 30, 2014 and 2013 (Unaudited) and For the Year Ended December 31, 2013

	Common Stock, No Par Value							Accumulated
	40,000,000 Shares		# of Shares					Other
	Authorized		of					Comprehensive
	# of Shares	# of Shares	Treasury	Common	Paid In	Treasury	Retained	Income (Loss),
	Issued	Outstanding	Stock	Stock	Capital	Stock	Earnings	Net of Tax	Total

Balances at January 1, 2013	17,273,776	16,346,017	927,759	$6,509,267	$2,032,516	$(8,187,682)	$38,904,777	$53,591	$39,312,469

Other comprehensive income (loss):
Unrealized gains on securities, net of taxes	—	—	—	—	—	—	—	(45,784)	(45,784)

Net income for the year ended December 31, 2013	—	—	—	—	—	—	4,990,298	—	4,990,298

Dividends ($.08) per share	—	—	—	—	—	—	(1,307,861)	—	(1,307,861)

Balances at December 31, 2013	17,273,776	16,346,017	927,759	$6,509,267	$2,032,516	$(8,187,682)	$42,587,214	$7,807	$42,949,122

Balances at January 1, 2013	17,273,776	16,346,017	927,759	$6,509,267	$2,032,516	$(8,187,682)	$38,904,777	$53,591	$39,312,469

Other comprehensive income (loss):
Unrealized gains on securities, net of taxes	—	—	—	—	—	—	—	(51,535)	(51,535)

Net income for the nine months ended September 30, 2013	—	—	—	—	—	—	5,459,506	—	5,459,506

Dividends ($.08) per share	—	—	—	—	—	—	(1,307,861)	—	(1,307,861)

Balances at September 30, 2013	17,273,776	16,346,017	927,759	$6,509,267	$2,032,516	$(8,187,682)	$43,056,422	$2,056	$43,412,579

Balances at January 1, 2014	17,273,776	16,346,017	927,759	$6,509,267	$2,032,516	$(8,187,682)	$42,587,214	$7,807	$42,949,122

Other comprehensive income (loss):
Unrealized gains on securities, net of taxes	—	—	—	—	—	—	—	(45,932)	(45,932)

Net income for the nine months ended September 30, 2014	—	—	—	—	—	—	2,780,273	—	2,780,273

Balances at September 30, 2014	17,273,776	16,346,017	927,759	$6,509,267	$2,032,516	$(8,187,682)	$45,367,487	$(38,125)	$45,683,463

See accompanying notes to financial statements.

LIFEWAY FOODS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2014 and 2013 (Unaudited)

	(Unaudited)
	September 30,
	2014	2013

Cash flows from operating activities:
Net income	$2,780,273	$5,459,506
Adjustments to reconcile net income to net
cash flows from operating activities:
Depreciation and amortization	2,558,962	1,760,513
Gain on sale of investments, net	(39,190)	(121,441)
Deferred income taxes	(783,607)	(231,218)
Bad debt expense	76,049	26,819
Gain on sale of equipment	(8,592)	(209,175)
(Increase) decrease in operating assets:
Accounts receivable	(1,548,110)	(2,612,905)
Other receivables	76,552	(80,275)
Inventories	(235,849)	(2,443,101)
Refundable income taxes	172,522	(338,414)
Prepaid expenses and other current assets	73,379	33,509
Increase (decrease) in operating liabilities:
Accounts payable	595,333	1,173,263
Accrued expenses	(40,184)	167,536
Income taxes payable	—	1,038,451
Net cash provided by operating activities	3,677,538	3,623,068

Cash flows from investing activities:
Purchases of investments	(2,319,742)	(2,877,968)
Proceeds from sale of investments	1,736,946	2,281,792
Redemption of certificates of deposits	15,000	334,627
Purchases of property and equipment	(3,052,303)	(8,205,669)
Proceeds from sale of equipment	89,076	537,500
Net cash used in investing activities	(3,531,023)	(7,929,718)

Cash flows from financing activities:
Dividends paid	—	(1,307,861)
Net proceeds from debt issuance	—	4,975,000
Repayment of notes payable	(657,694)	(405,985)
Net cash used in financing activities	(657,694)	3,261,154

Net decrease in cash and cash equivalents	(511,179)	(1,045,496)

Cash and cash equivalents at the beginning of the period	3,306,608	2,286,226

Cash and cash equivalents at the end of the period	$2,795,429	$1,240,730

See accompanying notes to financial statements.

LIFEWAY FOODS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2014 and 2013 (Unaudited) and December 31, 2013

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

Customer Concentration
Sales are predominately to companies in the retail food industry, located within the United States of America. Two major customers accounted for approximately __ percent and 35 percent of gross sales for the nine months ended September 30, 2014 and 2013, respectively. These customers accounted for approximately __ percent, 30 percent and 22 percent of accounts receivable as of September 30, 2014, September 30, 2013 and December 31, 2013, respectively.

LIFEWAY FOODS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2014 and 2013 (Unaudited) and December 31, 2013

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

Property and equipment
Property and equipment are recorded at cost and depreciated using the straight-line method over the estimated useful lives of the related assets. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts, and any resulting gain or loss is recognized in income for the period. The cost of maintenance and repairs is charged to expense as incurred; significant renewals and betterments are capitalized.

Property and equipment is being depreciated over the following useful lives:

Category	Years
Buildings and improvements	31 and 39
Machinery and equipment	5 – 12
Office equipment	5 – 7
Vehicles	5
Leasehold improvements	Shorter of expected useful life or lease term

LIFEWAY FOODS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2014 and 2013 (Unaudited) and December 31, 2013

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

Intangible assets are being amortized over the following useful lives:

Category	Years
Recipes	4
Lease agreement	7
Trade names	8-15
Formula	10
Customer relationships	8-12

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

The Company has analyzed filing positions in all of the federal and state jurisdictions where it is required to file income tax returns, as well as all open tax years in these jurisdictions. The only periods subject to examination for the Company’s federal returns are the 2011, 2012 and 2013 tax years. The Company believes that its income tax filing positions and deductions would be sustained on audit and does not anticipate any adjustments that would result in a material change to its financial position. Therefore, no reserves for uncertain income tax positions have been recorded.

LIFEWAY FOODS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2014 and 2013 (Unaudited) and December 31, 2013

Note 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – Continued

Treasury stock
Treasury stock is recorded using the cost method.

Advertising and promotional costs
The Company expenses advertising costs as incurred. For the three and nine months ended September 30, 2014 and 2013 total advertising expenses were $643,127 and $2,462,313, $551,492 and $1,859,798, respectively.

Earnings per common share
Earnings per common share were computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. For the three and nine months ended September 30, 2014 and 2013, the weighted average number of shares outstanding used in the calculation of diluted and basic earnings per share were the same.

Segments
Currently, the Company has one segment with multiple dairy products. All such dairy products are produced using the same process and materials, sold to consumers retail food sellers through direct delivery and distributors in the United States of America.  The reportable segment has been determined based on how the Company’s chief operating decision maker manages the business and in a manner consistent with the internal reporting provided to the chief operating decision maker. The chief operating decision-maker, who is responsible for allocating resources and assessing performance of the operating segments, has been identified as the Chief Financial Officer and the board of directors that makes strategic decisions. The Company’s sales in foreign markets are considered not to be material and accordingly the Company has not presented financial information by geography.

Note 3 – INTANGIBLE ASSETS

Intangible assets, and the related accumulated amortization, consist of the following:

	September 30, 2014		September 30, 2013		December 31, 2013
	Cost	Accumulated Amortization	Cost	Accumulated Amortization	Cost	Accumulated Amortization
Recipes	$43,600	$43,600	$43,600	$43,600	$43,600	$43,600
Customer lists and other customer related intangibles	4,504,200	2,813,737	4,504,200	2,361,808	4,504,200	2,474,790
Customer relationship	985,000	649,348	985,000	579,264	985,000	596,785
Trade names	2,248,000	1,140,732	2,248,000	990,868	2,248,000	1,028,334
Formula	438,000	357,700	438,000	313,900	438,000	324,850
	$8,218,800	$5,005,117	$8,218,800	$4,289,440	$8,218,800	$4,468,359

Amortization expense is expected to be approximately the following for the 12 months ending September 30:

2015	$715,677
2016	708,377
2017	671,877
2018	658,197
2019	293,156
Thereafter	166,399
$3,213,683

Amortization expense during the three and nine months ended September 30, 2014 and 2013 was $178,919 and $536,758, $178,201 and $533,884, respectively.

LIFEWAY FOODS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2014 and 2013 (Unaudited) and December 31, 2013

Note 4 – INVESTMENTS

The cost and fair value of investments classified as available for sale are as follows:

September 30, 2014	Cost	Unrealized Gains	Unrealized Losses	Fair Value
Equities	$1,023,998	$82,968	$(53,441)	$1,053,525
Mutual Funds	7,040	0	(633)	6,407
Preferred Securities	416,415	24,959	(4,330)	437,044
Corporate Bonds	1,673,591	2,397	(115,750)	1,560,238
Total	$3,121,044	$110,324	$(174,154)	$3,057,214

September 30, 2013	Cost	Unrealized Gains	Unrealized Losses	Fair Value
Equities	$887,418	$115,298	$(29,256)	$973,460
Mutual Funds	69,849	0	(1,965)	67,884
Preferred Securities	528,306	3,684	(26,363)	505,627
Corporate Bonds	1,017,252	1	(57,761)	959,492
Total	$2,502,825	$118,983	$(115,345)	$2,506,463

December 31, 2013	Cost	Unrealized Gains	Unrealized Losses	Fair Value
Equities	$1,006,169	$98,213	$(32,181)	$1,072,201
Mutual Funds	54,847	1,994	0	56,841
Preferred Securities	464,585	12,960	(15,449)	462,096
Corporate Bonds	973,333	1,329	(49,420)	925,242
Total	$2,498,934	$114,496	$(97,050)	$2,516,380

Proceeds from the sale of investments were $317,584, $1,736,946 and $332,953, $2,281,792 for the three and nine months ended September 30, 2014 and 2013, respectively.

Gross gains of $2,988, $83,810 and $161,421 and gross losses of $25,928, $44,620 and $39,980 were realized on these sales during the three months ended September 30, 2014, nine months ended September 30, 2014 and 2013, respectively.

The following table shows the gross unrealized losses and fair value of the Company's investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2014 and 2013 and at December 31, 2013:

	Less Than 12 Months		12 Months or Greater		Total
September 30, 2014	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Equities	$326,673	$(40,115)	$83,996	$(13,326)	$410,669	$(53,441)
Mutual Funds	6,407	(633)	0	0	6,407	(633)
Preferred Securities	175,790	(4,330)	0	0	175,790	(4,330)
Corporate Bonds	910,520	(65,250)	522,316	(50,500)	1,432,836	(115,750)
	$1,419,390	$(110,328)	$606,312	$(63,826)	$2,025,702	$(174,154)

	Less Than 12 Months		12 Months or Greater		Total
September 30, 2013	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Equities	$292,456	$(28,897)	$21,409	$(359)	$313,865	$(29,256)
Mutual Funds	50,080	(1,965)	0	0	50,080	(1,965)
Preferred Securities	276,933	(26,363)	0	0	276,933	(26,363)
Corporate Bonds	868,294	(54,667)	80,994	(3,094)	949,288	(57,761)
	$1,487,763	$(111,892)	$102,403	$(3,453)	$1,590,166	$(115,345)

LIFEWAY FOODS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2014 and 2013 (Unaudited) and December 31, 2013

Note 4 – INVESTMENTS - Continued

	Less Than 12 Months		12 Months or Greater		Total
December 31, 2013	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Equities	$213,222	$(32,181)	$0	$0	$213,222	$(32,181)
Mutual Funds	0	0	0	0	0	0
Preferred Securities	224,125	(15,449)	0	0	224,125	(15,449)
Corporate Bonds	615,986	(42,827)	96,726	(6,593)	712,712	(49,420)
	$1,053,333	$(90,457)	$96,726	$(6,593)	$1,150,059	$(97,050)

Equities, Mutual Funds, Preferred Securities, and Corporate Bonds - The Company's investments in equity securities, mutual funds, preferred securities, and corporate bonds consist of investments in common stock, preferred stock and debt securities of companies in various industries. As of September 30, 2014, there were three corporate bond securities that had unrealized losses greater than twelve months. The Company evaluated the near-term prospects of the issuer in relation to the severity and duration of the impairment. Based on that evaluation and the Company's ability and intent to hold these investments for a reasonable period of time sufficient for a forecasted recovery of fair value, the Company did not consider any material investments to be other-than-temporarily impaired at September 30, 2014.

Note 5 – INVENTORIES

Inventories consist of the following:

	September 30,		December 31,
	2014	2013	2013
Finished goods	$3,177,603	$3,106,557	$3,027,900
Production supplies	1,669,984	3,469,239	2,690,097
Raw materials	2,287,270	1,806,491	1,181,011
Total inventories	$7,134,857	$8,382,287	$6,899,008

Note 6 – PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	September 30,		December 31,
	2014	2013	2013
Land	$1,856,370	$1,856,370	$1,856,370
Buildings and improvements	15,496,906	14,921,016	14,587,022
Machinery and equipment	20,999,223	19,921,064	19,633,164
Vehicles	1,244,560	1,350,608	1,244,560
Office equipment	433,679	433,346	433,679
Construction in process	973,852	33,542	177,519
	41,004,590	38,515,946	37,932,314
Less accumulated depreciation	19,130,070	16,878,454	17,107,866
Total property and equipment	$21,874,520	$21,637,492	$20,824,448

Lifeway completed the purchase of Golden Guernsey’s assets on July 2, 2013. The cost was approximately $7.4 million.

Depreciation expense during the three and nine months ended September 30, 2014 and 2013 was $1,010,966 and $2,022,204, $410,797 and $1,226,629 respectively.  Included in the depreciation expense for the three months ended September 30, 2014 is an adjustment of approximately $470,000 related to the useful life of the Company’s Starfruit leasehold improvements.

LIFEWAY FOODS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2014 and 2013 (Unaudited) and December 31, 2013

Note 7 – ACCRUED EXPENSES

Accrued expenses consist of the following:

	September 30,		December 31,
	2014	2013	2013
Accrued payroll and payroll taxes	$231,612	$562,491	$477,312
Accrued property tax	251,228	244,028	306,608
Other	761,036	516,694	500,140
	$1,243,876	$1,323,213	$1,284,060

Note 8 – NOTES PAYABLE

Notes payable consist of the following:

	September 30,		December 31,
	2014	2013	2013
Note payable to Private Bank in monthly installments of $42,222, plus variable interest rate, currently at 2.6677%, with a balloon payment for the remaining balance. Collateralized by substantially all assets of the Company. In May 2013, the Company refinanced this note under similar terms which extended the maturity date to May 31, 2018.	$4,478,889	$4,985,556	$4,858,889

Note payable to Private Bank in monthly installments of $27,778, plus variable interest rate, currently at 2.6677% with a balloon payment for the remaining balance, maturing on May 31, 2019, collateralized by substantially all assets of the Company.	4,666,667	5,000,000	4,916,667

Notes payable to Ford Credit Corp. payable in monthly installments of $1,778 at 5.99%, due July 2015, secured by transportation equipment.	17,294	36,919	32,124

Note payable to Fletcher Jones of Chicago, Ltd LLC in monthly installments of $1,769 at 6.653%, due May 24, 2017, secured by transportation equipment.	53,470	70,466	66,334
Total notes payable	9,216,320	10,092,941	9,874,014
Less current maturities	877,038	878,088	875,002
Total long-term portion	$8,339,282	$9,214,853	$8,999,012

In accordance with the Private Bank agreements referenced above, the Company is subject to minimum fixed charged ratio and tangible net worth thresholds.   The Company was in compliance with the debt covenants at September 30, 2014.

Maturities of notes payables are as follows:

For the 12 months ending September 30,

2015	$877,038
2016	859,546
2017	854,180
2018	3,292,233
2019	3,333,323
Total	$9,216,320

LIFEWAY FOODS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2014 and 2013 (Unaudited) and December 31, 2013

Note 9 – COMMITMENTS AND CONTINGENCIES

The Company leases three stores for its Starfruit subsidiary. Total expense for these leases was approximately $27,402 and $226,279, $46,441 and $165,849  for the three and nine months ended September 30, 2014 and 2013, respectively. The Company is also responsible for additional rent equal to real estate taxes and other operating expenses. Future annual minimum base rental payments for the leases as of September 30, 2014 are as follows:

For the 12 months ending September 30,
2015	$45,130
2016	46,484
2017	47,878
2018	49,314
2019	12,419
Total	$201,225

Note 10 – PROVISION FOR INCOME TAXES

The provision for income taxes consists of the following:

	For the Nine Months Ended
	September 30,
	2014	2013
Current:
Federal	$1,697,412	$2,892,620
State and local	593,429	597,526
Total current	2,290,841	3,490,146
Deferred	(783,607)	(231,218)
Provision for income taxes	$1,507,234	$3,258,928

A reconciliation of the provision for income taxes and the income tax computed at the statutory rate is as follows:

	For the Nine Months Ended
	September 30,
	2014		2013
	Amount	Percentage	Amount	Percentage
Federal income tax expense computed at the statutory rate	$1,457,752	34.0%	$2,964,268	34.0%
State and local tax expense, net	268,827	6.3%	828,251	9.5%
U.S. domestic manufacturers’ deduction & other permanent differences	(311,715)	(7.3)%	(444,711)	(5.1)%
Change in tax estimate	92,370	2.2%	(88,880)	(1.0)%
Provision for income taxes	$1,507,234	35.2%	$3,258,928	37.4%

LIFEWAY FOODS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2014 and 2013 (Unaudited) and December 31, 2013

Note 10 – PROVISION FOR INCOME TAXES - Continued

Amounts for deferred tax assets and liabilities are as follows:

	September 30,		December 31,
	2014	2013	2013
Non-current deferred tax assets (liabilities) arising from: Temporary differences -
Accumulated depreciation and amortization
from purchase accounting adjustments	$(2,098,017)	$(3,002,058)	$(2,896,058)
Capital loss carry-forwards	32,796	84,845	52,632
Total non-current net deferred tax liabilities	(2,065,221)	(2,917,213)	(2,843,426)
Current deferred tax assets arising from:
Unrealized losses (gain) on investments	25,704	(1,583)	(7,589)
Inventory	294,791	374,110	307,910
Allowance for doubtful accounts and discounts	40,270	21,750	21,750
Total current deferred tax assets	360,765	394,277	322,071
Net deferred tax liability	$(1,704,456)	$(2,522,936)	$(2,521,355)

Note 11 – SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for interest and income taxes are as follows:

	For the Nine Months Ended
	September 30,
	2014	2013
Interest	$195,275	$140,068
Income taxes	$2,131,658	$2,862,991

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
September 30, 2014 and 2013 (Unaudited) and December 31, 2013

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

Following is a description of the valuation methodologies used for assets measured at fair value. There have been no changes in the methodologies used as of September 30, 2014 and 2013.

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

The following table sets forth by level, within the fair value hierarchy, the Company’s financial assets at fair value as of September 30, 2014 and 2013 and for the year ended December 31, 2013. Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement:

	Assets and Liabilities at Fair Value as of September 30, 2014
	Level 1	Level 2	Level 3	Total

Cash	$2,795,429	$0	$0	$2,795,429
Mutual Funds	6,407	0	0	6,407
Stocks	1,053,525	0	0	1,053,525
Preferred Securities	0	437,044	0	437,044
Corporate Bonds	0	1,560,238	0	1,560,238
Notes Payable	0	9,216,320	0	9,216,320

	Assets and Liabilities at Fair Value as of September 30, 2013
	Level 1	Level 2	Level 3	Total

Cash	$1,240,730	$0	$0	$1,240,730
Certificate of Deposits	0	115,159	0	115,159
Mutual Funds	67,884	0	0	67,884
Stocks	973,460	0	0	973,460
Preferred Securities	0	505,627	0	505,627
Corporate Bonds	0	959,492	0	959,492
Notes Payable	0	10,092,941	0	10,092,941

	Assets and Liabilities at Fair Value as of December 31, 2013
	Level 1	Level 2	Level 3	Total

Cash	$3,306,608	$0	$0	$3,306,608
Certificate of Deposits	0	15,378	0	15,378
Mutual Funds	56,841	0	0	56,841
Stocks	1,072,201	0	0	1,072,201
Preferred Securities	0	462,096	0	462,096
Corporate Bonds	0	925,242	0	925,242
Notes Payable	0	9,874,014	0	9,874,014

LIFEWAY FOODS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2014 and 2013 (Unaudited) and December 31, 2013

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

In July 2013, the FASB issued an Accounting Standards Update (“ASU”) related to the presentation of unrecognized tax benefits. The update requires presentation of an unrecognized tax benefit, or a portion of an unrecognized tax benefit, as a reduction to a deferred tax asset for a net operating loss carryforward or a tax credit carryforward in the statement of financial position. The guidance does not apply to the extent that a net operating loss carryforward or tax credit carryforward at the reporting date is not available under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position. The guidance is effective for fiscal years (and interim periods within those years) beginning after December 15, 2013.  This standard did not have a material impact on the consolidated financial statements.

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

The following discussion of the financial condition and results of operations of Lifeway Foods, Inc. for the three months and nine months ended September 30, 2014 and 2013 should be read in conjunction with the unaudited consolidated financial statements and the notes to those statements that are included elsewhere in this report on Form 10-Q and the audited financial statements and Management’s Discussion and Analysis contained in our Form 10-K. In addition to historical information, the following discussion contains certain forward-looking statements within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. These statements relate to our future plans, objectives, expectations and intentions. These statements may be identified by the use of words such as “may”, “will”, “could”, “expect”, “anticipate”, “intend”, “believe”, “estimate”, “plan”, “predict”, and similar terms or terminology, or the negative of such terms or other comparable terminology. Although we believe the expectations expressed in these forward-looking statements are based on reasonable assumptions within the bound of our knowledge of our business, our actual results could differ materially from those discussed in these statements. Factors that could contribute to such differences include, but are not limited to, those discussed in the “Risk Factors” section. We undertake no obligation to update publicly any forward-looking statements for any reason even if new information becomes available or other events occur in the future.

Results of Operations

Comparison of Quarter Ended September 30, 2014 to Quarter Ended September 30, 2013

Total consolidated net sales increased by $6,317,692 (approximately 27%) to $30,110,222 during the three-month period ended September 30, 2014 from $23,792,530 during the same three-month period in 2013, primarily as a result of a $6,103,094 (approximately 23%) increase in total consolidated gross sales to $32,704,435 during the three-month period ended September 30, 2014 from $26,601,341 during the same three-month period in 2013, and to a lesser extent, fewer discounts and allowances. The increase in total consolidated gross sales included approximately $5,121,961 from an increase in volume of products sold and approximately $981,133 from an increase in prices of products sold.

The following table summarizes our cost of goods sold, excluding depreciation expense:

	Three Months Ended September 30,
	2014	2013
Purchases	$14,514,267	$11,255,629
Testing	7,841	7,080
Supplies	330,409	196,059
Salaries production	2,350,648	1,838,909
Contract work	31,565	15,981
Freight	3,203,229	2,463,506
Delivery expense	131,495	74,008
Outside services	8,560	12,400
Uniform	13,906	23,297
Sales and use tax	2,613	35,505
Labor and overhead	1,103,421	590,983
Cost of goods sold	$21,697,954	$16,513,357

Cost of goods sold, excluding depreciation expense, increased by $5,184,597 (approximately 31%) to $21,697,954 during the three-month period ended September 30, 2014 from $16,513,357 during the same three-month period in 2013. This increase is  primarily a result of a  $3,258,638 (approximately 29%) increase in purchases primarily resulting from an increase in  purchases of raw materials of $2,741,216 (approximately 26%) to $13,295,087 during the three-month period ended September 30, 2014 from $10,553,871 during the same three-month period in 2013. The increase in purchases included $2,731,109 from an increase in volume of purchases (which included $2,302,621 resulting from an increase in the volume of raw material purchased) and $520,211 from increases in prices of products purchased (which included $438,595 from increases in prices of raw materials purchased).

Depreciation expense increased by $600,169 (approximately 146%) to $1,010,966 during the three-month period ended September 30, 2014 from $410,797 during the same three-month period in 2013. The increase is primarily attributable to the increase in depreciation expense of $470,000 related to an adjustment of the useful life of  the Starfruit leasehold improvements and the depreciation expense of $120,000 associated with assets placed in service at the Lifeway Wisconsin location during July 2013.

The following table summarizes our general and administrative expenses.

	Three Months Ended September 30,
	2014	2013
Employee expenses	$968,616	$765,820
Rent	75,713	86,645
Equipment lease	2,576	1,168
Auto expense	25,430	19,920
Office supplies	100,577	130,057
Professional fees	1,009,070	395,415
Permits and licenses	21,905	65,702
Telephone expense	21,001	23,307
Facilities	320,029	132,303
Tax	21,948	21,421
Miscellaneous	60,701	29,322
General and administrative expense	2,627,566	1,671,080

General and administrative expense increased $956,486 (approximately 57.2%) to $2,627,566 during the three-month period ended September 30, 2014 from $1,671,080 during the same period in 2013. The increase is primarily a result of increases in professional fees and expenses related to facilities.  Professional fees, including  accounting  and legal expenses and various other professional fees and expenses incurred in our business, increased by $613,655 (approximately 155%) to $1,009,070 during the three-month period ended September 30, 2014 from $395,415 during the same period in 2013.  Expenses related to our facilities, mainly attributed to repairs and maintenance performed at the Wisconsin facility purchased in July 2013, increased by $187,726 (approximately 142%) to $320,029 during the three-month period ended September 30, 2014 from $132,303 during the same period in 2013.

Total operating expenses increased by $946,205 (approximately 20%) to $5,610,612 during the three-month period ended September 30, 2014 from $4,664,407 during the same three-month period in 2013. Total operating expenses as a percentage of net sales were approximately 19% during the three-month period ended September 30, 2014 compared to approximately 20% during the same period in 2013. The increase was primarily attributable to increased general and administrative expenses.

Income from operations decreased by $413,279 (approximately 19%) to $1,790,689 during the third quarter of 2014, from $2,203,969 during the same period in 2013 primarily as a result of an increase in total operating expenses, which included aforementioned one-time adjustment of the Starfruit leasehold improvements, offset by an increase in gross profits.

Total other income (expense) decreased by $164,222 (87%) to $23,993 during the three-month period ended September 30, 2014 from $188,215 in the same three-month period in 2013 primarily as a result of non-recurring other income earned during the three-month period ended September 30, 2013 and a decrease in interest and dividend income, partially offset by a non-recurring gain on sale of equipment of approximately $85,076 during the three-month period ended September 30, 2014.

Income tax expense was $789,005, or a 43% effective tax rate for the third quarter of 2014 compared to an income tax expense of $702,257, or a 29% effective tax rate during the same period in 2013. A portion of the  increase in the effective tax rate resulted from a provision reconciliation adjustment of $85,777 in the third quarter of 2014. The provision reconciliation adjustment is the difference between the prior-year income tax expense recorded on the books (which is estimated) and the actual income tax as shown on the Federal and State tax returns prepared and filed with the appropriate taxing authorities in the third quarter.

Total net income was $1,025,678 or $0.06 per diluted share for the three-month period ended September 30, 2014 compared to $1,689,927 or $0.10 per diluted share in the same period in 2013.

Comparison of Nine-Month Period Ended September 30, 2014 to Nine-Month Period Ended September 30, 2013

Total consolidated net sales increased by $17,549,899 (approximately 25%) to $88,807,344 during the nine-month period ended September 30, 2014 from $71,257,445 during the same nine-month period in 2013, primarily as a result of a $17,329,609 (approximately 22%) increase in total consolidated gross sales to $97,259,630 during the nine-month period ended September 30, 2014 from $80,030,021 during the same nine-month period in 2013, and to a lesser extent, fewer discounts and allowances. The increase in total consolidated gross sales included approximately $15,280,655 from an increase in volume of products sold and approximately $2,048,954 from an increase in prices of products sold.

The following table summarizes our cost of goods sold, excluding depreciation expense:

	Nine Months Ended September 30,
	2014	2013
Purchases	$44,629,835	$32,507,830
Testing	29,299	28,073
Supplies	990,254	525,969
Salaries	6,719,070	5,169,502
Contract work	122,121	100,887
Freight	8,984,409	6,785,868
Delivery expense	292,948	222,283
Outside services	43,873	9,387
Uniform	38,624	38,994
Sales and use tax	7,755	36,111
COS	73,289	—
Vendor payment discounts	—	(113)
Labor and overhead	2,881,012	1,792,388
Cost of goods sold	64,812,489	47,217,179

Cost of goods sold, excluding depreciation expense, increased by $17,595,310 (approximately 37%) to $64,812,489 during the nine-month period ended September 30, 2014 from $47,217,179 during the same nine-month period in 2013. This increase is  primarily a result of a $12,122,005 (approximately 37%) increase in purchases primarily resulting from an increase in  purchases of raw materials of $9,535,709 (approximately 30%) to $41,784,980 during the nine-month period ended September 30, 2014 from $32,249,271 during the same nine-month period in 2013. The increase in purchases included $10,182,484 from an increase in volume of purchases (which included $8,009,995 resulting from an increase in the volume of raw material purchased) and $1,939,521 from increases in prices of products purchased (which included $1,525,714 from increases in prices of raw materials purchased).

Depreciation expense increased by $795,575 (approximately 65%) to $2,022,204 during the nine-month period ended September 30, 2014 from $1,226,629 during the same nine-month period in 2013. The increase is primarily attributable to the increase in depreciation expense of approximately $470,000 related to an adjustment of the useful life of  the Starfruit leasehold improvements and the depreciation expense of $320,000 associated with assets placed in service at the Lifeway Wisconsin location during July 2013.

The following table summarizes our selling expenses:

	Nine Months Ended September 30,
	2014	2013
Salesperson commissions	$1,692,421	$1,299,932
Advertising	2,462,313	1,859,798
Salaries	4,301,159	3,844,410
Promotions payable	248,486	217,664
Travel	1,266,329	1,070,087
Freight out	508	—
Demos	6,420	—
Sponsorship	—	69
Selling expense	$9,977,636	8,291,960

Selling expenses increased by $1,685,676 (approximately 20%) to $9,977,636 during the nine-month period ended September 30, 2014 from $8,291,960 during the same period in 2013.  This increase resulted primarily from increases in salesperson commissions, advertising expenses and salaries. Selling expenses as a percentage of sales were 11 % for the nine-month periods ended September 30, 2014 and September 30, 2013. Advertising expenses increased by $602,515 (approximately 32%) to $2,462,313 during the nine-month period ended September 30, 2014 from $1,859,798 during the same nine-month period in 2013 as a result of an increase in volume of advertising. Salaries increased by $456,749 (approximately 12%) to $4,301,159 during the nine-month period ended September 30, 2014 from $3,844,410 during the same nine-month period in 2013 as a result of the employees hired after September 30, 2013 to staff the Lifeway Wisconsin facility purchased in July 2013.

The following table summarizes our general and administrative expenses.

	Nine Months Ended September 30,
	2014	2013
Employee expenses	$2,781,703	$2,338,144
Rent	226,279	261,854
Equipment lease	5,770	3,505
Auto expense	74,707	40,796
Office supplies	242,049	198,415
Professional fees	2,389,099	1,843,045
Permits and licenses	153,567	214,229
Telephone expense	77,893	62,642
Facilities	768,256	407,746
Tax	93,397	80,176
Miscellaneous	302,673	117,097
General and administrative expense	7,115,393	5,567,649

General and administrative expenses increased $1,547,744 (approximately 28%) to $7,115,393 during the nine-month period ended September 30, 2014 from $5,567,649 during the same period in 2013.  The increase is primarily a result of increases in professional fees and expenses related to facilities.  Professional fees, including accountants and legal expenses and various other professional fees and expenses increased by $546,054 (approximately 29.6%) to $2,389,099 in the nine-month period ended September 30, 2014 from $1,843,045 during the same period in 2013.  Expenses related to our facilities, mainly attributed to repairs and maintenance performed at the Wisconsin facility purchased in July 2013 increased $360,510 to $768,256 during the nine-month period ended September 30, 2014 from $407,746 during the same period in 2013.

Total operating expenses increased by $3,236,294 (approximately 22%) to $17,629,787 during the nine-month period ended September 30, 2014, from $14,393,493 during the same period in 2013. Operating expenses as a percentage of net sales were approximately 20% during each of the nine-month periods ended September 30, 2014 and September 30, 2013.  The increase was primarily attributable to an increase in selling expenses and general and administrative expenses.

Income from operations decreased by $4,077,280 (approximately 48%) to $4,342,864 during the nine-month period ended September 30, 2014 from $8,420,144 during the same period in 2013 primarily as a result of an increase in total operating expenses.

Total other income (expense) decreased $353,647 (approximately 119%) to an expense of $55,357 during the nine-month period ended September 30, 2014 from income of $298,290 during the same nine-month period in 2013 primarily as a result of interest expense on the loans entered into by the Company in connection with the acquisition of the Lifeway Wisconsin facility in July 2013.

The provision for income taxes was $1,507,233 or a 35% effective tax rate, for the nine-month period ended September 30, 2014 compared with $3,258,928, or a 37% tax rate, during the same period in 2013. The amount of taxes increased as a result of increased income to which the effective tax rate was applied.

Total net income was $2,780,273 or $0.17 per share for the nine-month period ended September 30, 2014 compared to $5,459,506 or $0.33 per share in the same period in 2013.

Liquidity and Capital Resources

Sources and Uses of Cash

Net cash provided by operating activities was $3,677,538 during the nine-months ended September 30, 2014 compared to $3,623,068 during the same period in 2013.

Net cash used in investing activities of $3,531,023 during the nine-months ended September 30, 2014 was primarily attributable to the Company’s purchase of equipment for use at the Lifeway Wisconsin facility for approximately $3,000,000.  Net cash used in investing activities of $7,929,718 during the nine-months ended September 30, 2013 was primarily attributable to the Company’s purchase of the Lifeway Wisconsin facility for approximately $7,400,000.

The Company had a net decrease in cash and cash equivalents of $511,179 during the nine month period ended September 30, 2014 compared to a net decrease in cash and cash equivalents of $1,045,496 during the same period in 2013. The Company had cash and cash equivalents of $2,795,429 as of September 30, 2014 compared to cash and cash equivalents of $1,240,730 as of September 30, 2013.

Assets and Liabilities

Total current assets were $26,075,499 as of September 30, 2014, which is an increase of $1,521,746 when compared to September 30, 2013. This is primarily due to an increase in cash and cash equivalents of $1,554,699 as of September 30, 2014 when compared to September 30, 2013.

Total current liabilities were $9,439,426 as of September 30, 2014, which is a decrease of $515,375 when compared to September 30, 2013.

Long-term portion of notes payable decreased by $875,571 as of September 30, 2014, when compared to September 30, 2013. The balance of the notes payable as of September 30, 2014 was $8,339,282. This is primarily due to the purchase of the Golden Guernsey facility in Wisconsin in July 2013, and the related financing.

Total stockholder’s equity was $45,683,463 as of September 30, 2014, which is an increase of $2,270,884 when compared to September 30, 2013. This is primarily due to an increase in retained earnings of $2,311,065 when compared to September 30, 2013.

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

As of September 30, 2014, we had an outstanding balance under our term loans of approximately $9.15 million, and we have the option to borrow an additional $5.0 million from our line of credit.  The term loans bear interest at variable rates.  Based on the outstanding amount under such loan at September 30, 2014 of approximately $9.15 million (which remains outstanding as of the time of this filing) a 1.0 percent increase in interest rates would result in additional annualized interest expense of approximately $92,725.  For a detailed discussion of our loans, including a discussion of the applicable interest rate, please refer to Note 8, Notes payable under Part I, Item 1 in this Quarterly Report on Form 10-Q.

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

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934 (the “Exchange Act”)).  Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of September 30, 2014 in ensuring that information required to be disclosed by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified under the Exchange Act rules and forms due to the material weaknesses described below.  As a result, we performed additional analysis and other post-closing procedures to ensure our consolidated financial statements were prepared in accordance with generally accepted accounting principles.  Accordingly, management believes the consolidated financial statements included in this Form 10-Q fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented.

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

Remediation of Material Weaknesses

As previously reported, the Company has (1) reviewed the accessibility for the accounting and finance department and updated the security clearance to provide for more robust segregation of duties, (2) updated its policies to require and formalize a more robust and frequent review by the chief financial officer of the entire external financial statement preparation process in order to minimize any fragmentation and ensure accuracy of financial statements, and (3) updated its policies to include a formal checklist to be adhered to by the controller and accounting department which the chief financial officer will review as well as undertake a post period closing internal audit which is used to identify, record and review period end activity.

Additionally, in the beginning of the fiscal quarter ended September 30, 2014, we completed an update to our systems information flow to automate the material pricing component of inventory to replace the manual input and calculation of such information.

In conjunction with our automation of the material pricing component of inventory, we strengthened our segregation of duties relating to inventory ensuring that no individual employee handles more than one of the custody of assets, record keeping, authorization and reconciliation functions. Additionally, having removed the Chief Financial Officer from the process relating to inventory by automating the input and calculation of the material pricing information, the Company also established a monitoring control related to inventory fulfilled by the Chief Financial Officer.

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

Conclusion

The Company believes that these measures are addressing the internal control weaknesses over financial reporting as the Company continues the process of remediation of  the material weaknesses. However, until these remediation measures have been tested, we cannot assure or report that the remediation was successful. Due to high level of involvement in the remediation process by upper management, hiring a consultant to assist with remediation process has been postponed. We are committed to continually improving our internal control processes and will diligently and vigorously review our financial reporting controls and procedures.  As we continue to evaluate and work to improve our internal controls over financial reporting, we may determine that additional measures are necessary to address control deficiencies.  Moreover, we may decide to modify certain of the remediation measures we implement as we continue to evaluate and work to improve our internal controls over financial reporting.

Changes in Internal Control over Financial Reporting

Except as discussed in this Item 4 there were no changes in our internal control over financial reporting that occurred during the third quarter of 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

Lifeway is not party to any material pending legal proceedings.  Lifeway is from time to time engaged in litigation matters arising in the ordinary course of business none of which presently is expected to have a material adverse effect on its business results or operations.

ITEM 1A.  RISK FACTORS.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in Amendment No. 1 to our  Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, which could materially affect our business, financial condition or future results. The risks described in this report and in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

Of the risk factors disclosed in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, we delete the risk factor captioned “We are a “controlled company” within the meaning of the NASDAQ Marketplace rules and, as a result, qualify for and rely on certain exemptions from certain corporate governance requirements” because the Company has determined that it is no longer eligible to rely on the Nasdaq controlled company exemption. The Company is currently establishing its compensation committee and nominating committee, after which time the Company will have completed its transition from the limited corporate governance requirements required under the controlled company exemption to compliance with the full NASDAQ Marketplace rules governing companies that do not rely on that exemption.

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

LIFEWAY FOODS, INC.

Date: November 17, 2014	By:	/s/ Julie Smolyansky
Julie Smolyansky
Chief Executive Officer, President, and Director
(Principal Executive Officer)

Date: November 17, 2014	By:	/s/ Edward P. Smolyansky
Edward P. Smolyansky
Chief Financial and Accounting Officer, Treasurer, Chief Operating Officer and Secretary (Principal Financial and Accounting Officer)

INDEX OF EXHIBITS

31.1	Officer’s Certificate Pursuant to 15 U.S.C. 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Officer’s Certificate Pursuant to 15 U.S.C. 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data Files.