Form 10-K
period 2014-12-31
LIFEWAY FOODS INC
filed 2015-08-14
CIK 814586

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐    No ☑

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T(§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐   No ☑

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes ☐     No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the stock was last sold as of June 30, 2015 ($19.19 per share as quoted on the Nasdaq Global Market) was $91,167,353.

As of July 28, 2015, 16,346,017 shares of the registrant’s common stock, no par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

None.

LIFEWAY FOODS, INC.

Table of Contents

- i -

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

●	price competition;

●	the decisions of customers or consumers;

●	the actions of competitors;

●	changes in the pricing of commodities;

●	the effects of government regulation;

●	possible delays in the introduction of new products;

●	customer acceptance of products and services; and

●	the other risks and uncertainties that are set forth in Item 1, “Business”, Item 1A "Risk Factors" and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

These factors are not necessarily all of the important factors that could cause actual results to differ materially from those expressed in any of our forward-looking statements. Other unknown or unpredictable factors could also have material adverse effects on future results. Except as otherwise required to be disclosed in periodic reports required to be filed by public companies with the Securities and Exchange Commission (“SEC”) pursuant to the SEC's rules, we have no duty to update these statements, and we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I

ITEM 1.          BUSINESS.

OVERVIEW

Lifeway Foods, Inc. (the “Company” or “Lifeway”), an Illinois corporation, commenced operations in February 1986, and was incorporated under the laws of the State of Illinois on May 19, 1986. The Company’s principal business activity is the manufacturing of probiotic, cultured, functional dairy health food products. Lifeway’s primary product is kefir, a dairy beverage similar to but distinct from yogurt, in several flavors and in several packages. In addition to kefir, Lifeway manufactures “Lifeway Farmer Cheese,” a line of various farmer cheeses. Lifeway distributes its products throughout the United States and in London, England. The Company manufactures all of its products distributed in the United States at Company-owned facilities. In the Chicago metropolitan area, Lifeway distributes its products on its own trucks and via distributors. The Company directly distributes its products in the Philadelphia and Tri State metropolitan areas using its own trucks. The Company distributes its products throughout the remainder of the United States via distributors. The Company’s products distributed in London are manufactured and shipped to stores by a third party co-packer. Products sold by the Company to distributors in the United States may be resold by such distributors within or outside of the United States, including in Mexico, Costa Rica and the Caribbean. The Company’s products are also manufactured and distributed in Canada by a third party co-packer.

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

On October 14, 2010, Lifeway First Juice, Inc., an Illinois corporation and a wholly-owned subsidiary of the Company (“Lifeway First Juice”) acquired substantially all of the assets of First Juice, Inc., a Delaware corporation (“First Juice”). Lifeway First Juice was dissolved on February 10, 2012 and First Juice was dissolved on December 29, 2011.

On July 2, 2013, the Company, through its wholly-owned subsidiary Lifeway Wisconsin, Inc., an Illinois corporation (“Lifeway Wisconsin”) acquired certain assets of Golden Guernsey Dairy Limited Liability Company, a Wisconsin limited liability company (“Golden Guernsey”), including land, a building and equipment used in the milk separation process.

SEGMENTS

The Company has two separate operating segments, the sale of fermented dairy products and three retail locations in Illinois that sell the Company’s fermented dairy products.  The Company has determined reportable segments based on how the Company’s chief operating decision maker manages the business and in a manner consistent with the internal reporting provided to the chief operating decision maker. The chief operating decision maker, who is responsible for allocating resources and assessing performance of the operating segments, has been identified as the Chief Financial Officer and the board of directors that makes strategic decisions.  Substantially all of the consolidated revenues of the Company relate to the sale of fermented dairy products which are produced using the same processes and materials and are sold to consumer retail food sellers through direct delivery and distributors in the United States, delivery by a third-party co-packer in London and Canada, and through delivery by U.S. distributors in Mexico, Costa Rica and the Caribbean. The Company had less than $1 million in revenues attributable to its retail locations during the year ended December 31, 2014, 2013 or 2012.  The Company’s annual revenues attributable to its three retail locations are considered not to be material and accordingly the Company has not presented financial information separately for this segment. Substantially all of the consolidated revenues and assets of the Company are within the Unites States.

PRODUCTS

Lifeway’s primary product is kefir, which, like the better-known product of yogurt, is a fermented dairy product. Kefir has a slightly effervescent quality, with a taste similar to yogurt and a consistency similar to buttermilk. It is a product distinct from yogurt because it incorporates the unique microorganisms of kefir as the cultures to ferment the milk. Lifeway’s Kefir is intended for use as a breakfast meal or a snack, or as a base for lower-calorie dressings, dips, soups or sauces. Kefir contains a unique mixture of several live microorganisms and nutrients such as proteins, minerals and vitamins. Kefir is a good source of calcium, protein and B Vitamins. In addition, because the fermentation process does not produce a highly sour-tasting product, the end product has fewer calories than some similar products in the dairy category. Lifeway currently sells (1) drinkable kefir in bottles, (2) ProBugs, drinkable kefir in pouches marketed to children, and (3) frozen kefir. In addition to kefir, Lifeway produces cheese based on a cultured soft cheese.

Sales of products by category were as follows for the years ended December 31:

	2014	2013	2012
Drinkable Kefir other than ProBugs	$110,297,098	$90,441,363	$73,003,926
Lifeway Farmer Cheese	10,266,319	9,388,067	9,777,033
ProBugs	7,867,980	7,126,630	4,628,990
Frozen Kefir	1,784,319	2,010,034	2,344,058
Total sales	$130,215,716	$108,966,094	$89,754,007

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

In addition to the Chicago, Philadelphia and Tri State metropolitan areas, Lifeway’s products are distributed to stores throughout the United States, in London, England and in Canada. Substantially all of Lifeway’s products are distributed within the United States. Lifeway has verbal distribution arrangements with various distributors throughout the United States. Lifeway believes these verbal distribution arrangements allow management the necessary latitude to expand into new areas and markets and establish new relationships with distributors on an ongoing basis. Products sold by the Company to distributors in the United States may be resold by such distributors within or outside of the United States. Certain distributors resell the Company’s products in Mexico, Costa Rica and the Caribbean. The Company’s products distributed in London and Canada are manufactured and shipped to stores by a third party co-packer. Lifeway has not offered any exclusive territories to any distributors.

Distributors are provided Lifeway products at wholesale prices for distribution to their retail accounts. Lifeway believes that the price at which its products are sold to its distributors is competitive with the prices generally paid by distributors for similar products in the markets served. In all areas served, distributors currently deliver the products directly to the refrigerated cases of dairy sections of their retail customers. Each distributor carries a line of Lifeway’s products on its trucks, checks the retail stores for space allocated to Lifeway’s products, determines inventory requirements of the store and places Lifeway products directly into the retailers’ dairy cases. Lifeway believes this method of distribution best serves the needs of each retail store, and is the best available means to ensure consistency and quality of product handling, quality control, flavor selection and favorable retail display. The Company expects customers, either distributors who go into third party retail stores to sell the product they have purchased from us, or the direct retail customer that may service their own stores, as general good business practice to rotate the perishable products, make or obtain frequent delivery of products, replace damaged, old or substandard packages and have deliveries made directly to the refrigerated case. It is to the benefit of the distributor or retailer, as well as the Company, not to have spoiled, out dated, or substandard product on the shelf. Due to the perishable nature of the product, the Company’s distributors and retailers have no right to return any product to the Company.

MARKETING

Lifeway continues to promote the verifiable nutritional profile, purity and good taste of its kefir and kefir-based products. Lifeway primarily advertises its products through local radio stations, which advertisements are directed to both users and non-users of cultured milk products of all kinds. In addition, through newspaper and magazine advertising, Lifeway provides educational information on its products and promotes the common perception that the products may be of particular health benefit, including promoting digestion, and continues to educate the public on the possible health benefits which could be derived from the use of kefir and kefir-based products.

In addition to local radio stations, newspapers and magazines, Lifeway promotes further exposure of its products through the internet (via our website, social media and blogs), catalog advertising and in-store demonstrations, and participation in various trade shows. Lifeway also sponsors several different sporting events in the Chicago metropolitan area as an additional marketing tool.

COMPETITION

Although Lifeway faces a small amount of direct competition for kefir products, Lifeway’s kefir-based products compete with all other yogurt and other dairy products. Many producers of yogurt and other dairy products are well-established and have significantly greater financial resources than Lifeway to promote their products.

SUPPLIERS

Lifeway purchases its raw materials, such as milk, sugar and fruit from unaffiliated suppliers, and is not limited or contractually bound to any supplier. Lifeway has ready access to multiple suppliers for all of its raw materials and packaging requirements. Prior to making any purchase, Lifeway determines which supplier can offer the lowest price for the highest quality of product. The raw and packaging materials purchased by Lifeway are considered commodity items and are widely available on the open market. Lifeway owns and operates the means of production of all of its products except that the Company has a co-packer that produces products for distribution in London, England and in Canada.

MAJOR CUSTOMERS

The Company’s sales are predominately to companies in the retail food industry located within the United States of America. Two major customers collectively accounted for approximately 28% of gross sales for the year ended December 31, 2014. These customers accounted for approximately 23% of accounts receivable as of December 31, 2014. In 2014, one distributor, United Natural Foods, Inc., represented approximately 21% of the Company’s total sales and one retail customer represented approximately 7% of the Company’s total sales.

TRANSACTIONS WITH GROUPE DANONE SA

On October 1, 1999, Lifeway and certain members of the Smolyansky family sold shares of restricted common stock to Danone. Later in 1999, Danone purchased additional shares of common stock from certain individuals, including shares purchased in transactions with certain Company affiliates, including Lifeway’s founder Michael Smolyansky, Val Nikolenko, former Vice President of Production, and Pol Sikar, a director, and his affiliates. As a result of these transactions, Danone became the beneficial owner of approximately 20% of the outstanding common stock of Lifeway. In addition  Lifeway and Danone are parties to a Stockholders’ Agreement dated October 1, 1999, as amended through extensions of certain provisions pursuant to which the parties agreed, among other things, that they would not compete with each other with respect to certain kefir products. Pursuant to the Stockholders’ Agreement, Lifeway also granted certain limited rights to Danone, which include a right to nominate one director, anti-dilutive rights relating to future offerings and limited registration rights. The Stockholders’ Agreement also provides that Danone may not own more than 20% of the outstanding common stock of Lifeway as a result of direct or indirect acquisition of shares during the standstill period. Danone’s interest as of December 31, 2014 was approximately 21.1% due to reductions in Lifeway’s shares outstanding, primarily due to share repurchases by Lifeway. The terms of the non-compete obligation and the standstill period each expired on December 31, 2010. The remaining provisions of the Stockholders’ Agreement are in full force and effect.

PATENTS, TRADEMARKS, LICENSES, ROYALTY AGREEMENTS

All trademark registrations have been granted by the United States Patent and Trademark Office (“USPTO”), unless otherwise noted below. Each trademark registration may be renewed upon expiration. Lifeway intends to make all timely filings as required for all trademarks listed.

Mark/Reg. No.	Goods/Services	Date of Registration	Expiration of Registration
ProBug Design 1, Reg. No. 3266378	dairy-based beverages; dairy-based food beverages; kefir; soy- based food beverage used as milk substitute	July 17, 2007	July 17, 2017
ProBug Design 2, Reg. No. 3263130	dairy-based beverages; dairy-based food beverages; kefir; soy- based food beverage used as milk substitute	July 10, 2007	July 10, 2017
Penelope ProBug Design, Reg. No. 3408792	dairy-based beverages; dairy-based food beverages; kefir; soy- based food beverage used as milk substitute	April 8, 2008	April 8, 2018
BA3APHBIII (a Stylized presentation of “bazarny” in Cyrillic characters), Reg. No. 3590660	cultured milk products, excluding ice cream, ice milk and frozen yogurt; cheeses and cottage cheese	March 17, 2009	March 17, 2019
BAMBINO, Reg. No. 2770522	cheeses, cottage cheeses and other dairy products, excluding ice cream, ice milk, and frozen yogurt	October 7, 2003	October 7, 2023
BAZARNY, Reg. No. 3597883	cultured milk products, excluding ice cream, ice milk and frozen yogurt; cheeses and cottage cheese	March 31, 2009	March 31, 2019
BIO KEFIR, Reg. No. 3886709	yogurt, cheeses, cottage cheeses and other milk products, excluding ice cream, ice milk and frozen yogurt	December 7, 2010	December 7, 2020
GOO-BERRY PIE, Reg. No. 3405134	dairy-based beverages; dairy-based food beverages; kefir	April 1, 2008	April 1, 2018
HELIOS NUTRITION, Reg. No. 2283716	health foods, functional foods and medical foods, namely, dairy products excluding ice cream, ice milk and frozen yogurt	October 5, 1999	October 5, 2019
KOROVKA, Reg. No. 2504027	dairy-based spread	November 6, 2001	November 6, 2021
KPECTBRHCKNN (a Stylized presentation of “krestyanskiy” in Cyrillic characters-means “peasant”), Reg. No. 2187363	cheeses, cottage cheeses and other milk products excluding ice cream, ice milk and frozen yogurt	September 8, 1998	September 8, 2018

KWASHENKA, Reg. No. 2135974	kefir, yogurt, cheeses, cottage cheeses and other milk products, excluding ice cream, ice milk and frozen yogurt	February 10, 1998	February 10, 2018
LA FRUTA, Reg. No. 2937061	cultured milk products, excluding ice cream, ice milk and frozen yogurt	March 29, 2005	September 29, 2015
LIFEWAY, Reg. No. 1571136	cheese and kefir	December 12, 1989	December 12, 2019
ORANGE CREAMY CRAWLER, Reg. No. 3263128	dairy-based beverages; dairy-based food beverages; kefir; soy- based food beverage used as milk substitute	July 10, 2007	July 10, 2017
PHYTOBOOST, Reg. No. 3982487	dairy-based beverages; dairy-based food beverages; kefir; soy-based food beverage used as a milk substitute	June 21, 2011	June 21, 2021
PLAYGROUP PACK, Reg. No. 3634999	fruit juices	June 9, 2009	June 9, 2019
PRIDE OF MAIN STREET, MN Reg. No. 12947	dairy product	November 9, 1987	November 9, 2017
PRO2O, Reg. No. 4226923	dairy-based beverages; dairy-based food beverages; kefir; soy-based food beverage used as a milk substitute beverages, namely, water and fruit and vegetable juices and fruit juices flavored with tea	October 16, 2012	October 16, 2022

PROBUGS, Reg. No. 3263129	dairy-based beverages; dairy-based food beverages; kefir; soy- based food beverage used as milk substitute	July 10, 2007	July 10, 2017
STARFRUIT, Reg. No. 3513252	franchise services, namely, offering technical and business management assistance in the establishment and operation of restaurants	October 7, 2008	October 7, 2018
STARFRUIT, Reg. No. 3454746	restaurant services	June 24, 2008	June 24, 2018
STARFRUIT (Stylized), Reg. No. 3879939	kefir	November 23, 2010	November 23, 2020
SUBLIME SLIME LIME, Reg. No. 3263134	dairy-based beverages; dairy-based food beverages; kefir; soy- based food beverage used as milk substitute	July 10, 2007	July 10, 2017
SWEET KISS, Reg. No. 2135975	cheeses, cottage cheeses and other milk products, excluding ice cream, ice milk and frozen yogurt	February 10, 1998	February 10, 2018

Lifeway also claims common law rights to, the following unregistered trademarks: “Elita,” “Healthy Foods Today for a Better Life Tomorrow,” “Milkshake Smoothie,” “White Cheese,” “Drink It to Be Beautiful Inside and Out,” “Golden Zesta” and “Pride of Main Street.”

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

Lifeway conducts primarily all of its research internally, but at times will employ the services of an outside testing facility. During 2014, 2013 and 2012, the amount Lifeway expended for research and new product development was not material to the financial position of Lifeway and no amount was customer supported.

SEASONALITY

The Company’s business is not seasonal.

EMPLOYEES

Lifeway currently employs approximately 360 employees, all of whom are full-time employees and approximately 320 of whom are engaged in the manufacturing of the Company’s products. None of Lifeway’s employees are covered by collective bargaining agreements. The Company only has distributor relationships with third party distributors. No distributors are considered to be employees. Company-owned vehicles are used by Company employees for local same day deliveries only and revenue is recognized on the date of delivery to the end retail customers. Drivers of those vehicles are employees of the Company and all payroll, withholdings, and income taxes are accounted for in the same manner.

AVAILABLE INFORMATION

The Company maintains a corporate website for investors at www.lifeway.net and it makes available, free of charge, through this website its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports that the Company files with or furnishes to the Securities and Exchange Commission (the “SEC”), as soon as reasonably practicable after it electronically files such material with, or furnishes it to, the SEC. Information on the Company’s website is not part of this report.

ITEM 1A.       RISK FACTORS.

In evaluating and understanding us and our business, you should carefully consider the risks described below, in conjunction with all of the other information included in this Annual Report on Form 10-K, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in Part II, Item 7 and “Quantitative and Qualitative Disclosures About Market Risk” contained in Part II, Item 7A. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may become important factors that adversely affect our business. If any of the events or circumstances described in the following risk factors actually occurs, our business, financial condition, results of operations, and future prospects could be materially and adversely affected.

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

We believe that our future success depends, in part, on our ability to implement our growth strategy of leveraging our existing brands and products to drive increased sales. Our ability to implement this strategy depends, among other things, on our ability to:

●	enter into distribution and other strategic arrangements with third-party retailers and other potential distributors of our products;

●	compete successfully in the product categories in which we choose to operate;

●	introduce new and appealing products and innovate successfully on our existing products;

●	develop and maintain consumer interest in our brands;

●	increase our brand recognition and loyalty; and

●	enter into strategic arrangements with third-party growers and other providers to supply our necessary raw materials.

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

Consumer tastes and preferences are difficult to predict and evolve over time. Demand for our products depends on our ability to identify and offer products that appeal to these shifting preferences. Factors that may affect consumer tastes and preferences include:

●	dietary trends and increased attention to nutritional values, such as the sugar, fat, protein, fiber or calorie content of different foods and beverages;

●	concerns regarding the health effects of specific ingredients and nutrients, such as sugar, other sweeteners, dairy, soybeans, nuts, oils, vitamins, fiber and minerals;

●	concerns regarding the public health consequences associated with obesity, particularly among young people; and

●	increasing awareness of the environmental and social effects of product production. If consumer demand for our products declines, our sales volumes and our business could be negatively affected.

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

Two of our customers together accounted for 28% of our net sales and 23% of accounts receivables in the fiscal year ended December 31, 2014. We do not generally enter into written agreements with our customers, and where such agreements exist, they are generally terminable at will by the customer. In addition, our customers sometimes award contracts based on competitive bidding, which could result in lower profits for contracts we win and the loss of business for contracts we lose. The loss of any large customer for an extended period of time could negatively affect our sales and results of operations.

We may not be able to successfully complete strategic acquisitions, establish joint ventures, or integrate brands that we acquire.

We have grown and intend to continue to grow our business in part through the acquisition of new brands and the establishment of joint ventures in the United States, in Europe, and globally. We cannot be certain that we will successfully be able to:

●
identify suitable acquisition candidates or joint venture partners and accurately assess their value, growth potential, strengths, weaknesses, contingent and other liabilities, and potential profitability;

●	secure regulatory clearance for our acquisitions and joint ventures;

●	negotiate acquisitions and joint ventures on terms acceptable to us; or

●	integrate any acquisitions that we complete.

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

Our business depends heavily on raw materials, such as conventional and organic raw milk, used in the production of our products. Our raw materials are generally sourced from third-party suppliers, and we are not assured of continued supply, pricing, or exclusive access to raw materials from any of these suppliers. In addition, a substantial portion of our raw materials are agricultural products, which are vulnerable to adverse weather conditions and natural disasters, such as floods, droughts, frost, earthquakes, and pestilence. Adverse weather conditions and natural disasters also can lower dairy and crop yields and reduce supplies of these ingredients or increase their prices. Other events that adversely affect our third-party suppliers and that are out of our control could also impair our ability to obtain the raw materials and other inputs that we need in the quantities and at the prices that we desire. Such events include problems with our suppliers’ businesses, finances, labor relations, costs, production, insurance, and reputation. Over the past several years, we have experienced increased costs as a result of weather conditions and other events outside our and our suppliers’ control and this may continue given recent weather conditions, which may negatively affect our business.

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

As of December 31, 2014, we had outstanding borrowings of approximately $9 million substantially all of which consists of term loan borrowings from The Private Bank. We also had additional borrowing capacity of approximately $5 million under our line of credit from The Private Bank, of which none was outstanding as of December 31, 2014.

Our loan agreements contain certain restrictions and requirements that among other things:

●	require us to maintain a minimum fixed charged ratio and a tangible net worth thresholds;

●	limit our ability to obtain additional financing in the future for working capital, capital expenditures and acquisitions, to fund growth or for general corporate purposes;

●	limit our future ability to refinance our indebtedness on terms acceptable to us or at all;

●	limit our flexibility in planning for or reacting to changes in our business and market conditions or in funding our strategic growth plan; and

●	impose on us financial and operational restrictions.

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

Our notes issued to The Private Bank bear interest at variable rates. If market interest rates increase, it will increase our debt service requirements, which could adversely affect our cash flow.

Our loan agreements also contain provisions that restrict our ability to:

●	borrow money or guarantee debt;

●	create liens;

●	make specified types of investments and acquisitions;

●	pay dividends on or redeem or repurchase stock;

●	enter into new lines of business;

●	enter into transactions with affiliates; and

●	sell assets or merge with other companies.

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

Our quarterly financial results have fluctuated in the past and will fluctuate in the future. Our financial results in any given quarter can be influenced by numerous factors, many of which we are unable to predict or are outside of our control, including:

●	product quality issues or negative publicity about our products or ingredients;

●	investments that we make to acquire new brands and to launch products;

●	changes in consumer preferences and discretionary spending;

●	availability of raw materials and fluctuations in their prices; and

●	variations in general economic conditions.

As a result of these factors, results for any one quarter are not necessarily indicative of results to be expected for any other quarter or for any year.

Our international operations subject us to business risks that could cause our revenue and profitability to decline.

We plan to expand distribution worldwide. Risks associated with our operations as we expand outside of the United States may include, among other things:

●
legal and regulatory requirements in multiple jurisdictions that differ from those in the United States and change from time to time, such as tax, labor, and trade laws, as well as laws that affect our ability to manufacture, market, or sell our products;

●	foreign currency exposures;

●	political and economic instability, such as the recent debt crisis in Europe;

●	trade protection measures and price controls; and

●	diminished protection of intellectual property in some countries.

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

We are party to various litigation claims and legal proceedings in the ordinary course of our business. In the opinion of management, the resolution of current litigation claims and legal proceedings will not have a material adverse effect on the Company’s consolidated statements of financial condition. We evaluate these litigation claims and legal proceedings to assess the likelihood of unfavorable outcomes and to estimate, if possible, the amount of potential losses. Based on these assessments and estimates, we establish reserves or disclose the relevant litigation claims or legal proceedings, as appropriate. These assessments and estimates are based on the information available to management at the time and involve a significant amount of management judgment. Actual outcomes or losses may differ materially from our current assessments and estimates. If actual outcomes or losses differ materially from our current assessments and estimates or additional litigation or legal proceedings are initiated, we could be exposed to significant liabilities.

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

Three of our directors and executive officers control a majority of our common stock and their interests may not align with the interests of our other shareholders.

Ludmila Smolyansky, the chairman of our board, Julie Smolyansky, our chief executive officer, president and director and Edward Smolyansky, our chief financial and accounting officer, chief operating officer, treasurer and secretary (together, the “Smolyansky Family”) own approximately 49.6% of our issued and outstanding common stock. This significant concentration of share ownership may adversely affect the trading price of our common stock because investors often perceive a disadvantage in owning shares in a company with one or several controlling shareholders. Furthermore, our directors and officers, as a group, which own in excess of 49.8% of our issued and outstanding common stock have the ability to significantly influence or control the outcome of all matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions, such as mergers, consolidations or the sale of substantially all of our assets. This concentration of ownership may have the effect of delaying or preventing a change in control of our company which could deprive our shareholders of an opportunity to receive a premium for their shares as part of a sale of our company and might reduce the price of our common stock. In addition, without the consent of the Smolyansky Family, we could be prevented from entering into transactions that could be beneficial to us. The Smolyansky Family may cause us to take actions that are opposed by other shareholders as their interests may differ from those of other shareholders.

We have identified material weaknesses in our internal control over financial reporting. Our failure to establish and maintain effective internal control over financial reporting could result in material misstatements in our financial statements, our failure to meet our reporting obligations and cause investors to lose confidence in our reported financial information, which in turn could cause the trading price of our securities to decline.

We have identified material weaknesses in our internal control over financial reporting. A description of the material weaknesses can be found in Item 9A of this report. As a result of such weaknesses, our management concluded that our disclosure controls and procedures and internal control over financial reporting were not effective as of December 31, 2014. These material weaknesses have impeded the Company’s ability to timely file annual and quarterly reports with the Securities and Exchange Commission, including this Annual Report on Form 10-K for the fiscal year ended December 31, 2014 as well as the Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2015. For further information regarding this matter, please refer to Item 9A. Controls and Procedures.

Unless and until these material weaknesses have been remediated, or should new material weaknesses arise or be discovered in the future material misstatements could occur and go undetected in the Company’s interim or annual consolidated financial statements and we may be required to restate our financial statements.  In addition, we may experience delays in satisfying our reporting obligations or to comply with SEC rules and regulations, which could result in investigations and sanctions by regulatory authorities. Any of these results could adversely affect our business and the value of our common stock.

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

On July 2, 2013 the Company, through its wholly-owned subsidiary Lifeway Wisconsin, consummated the purchase of certain assets of Golden Guernsey’s dairy manufacturing, bottling and distribution plant, including land, a 170,000 square foot facility in Waukesha, Wisconsin and certain equipment used in the milk separation process. The property has been improved since the time of purchase by the addition of high-tech and high-speed machinery and equipment used in the manufacture and packaging of product. The facility is used to manufacture, package and store Lifeway products. Production and packaging at the facility commenced on June, 2015.  Lifeway is the only occupant of this property and presently holds fee simple title subject to negative mortgage pledge as part of the collateral package for the Loans discussed above.

For financial statement and tax purposes, Lifeway depreciates its buildings and improvements on a straight line basis over 31 and 39 years.  Management believes that Lifeway has adequate insurance coverage for all it's properties.

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

The high and low sales prices for Lifeway’s Common Stock for the quarterly periods within the two most recent fiscal years, as reported by The Nasdaq Global Market, is set forth in the following table:

	Low	High
First Qtr. 2013	$ 8.39	$ 14.00
Second Qtr. 2013	$ 10.65	$ 18.38
Third Qtr. 2013	$ 12.50	$ 19.99
Fourth Qtr. 2013	$ 12.85	$ 17.20

First Qtr. 2014	$ 13.35	$ 15.99
Second Qtr. 2014	$ 12.59	$ 15.50
Third Qtr. 2014	$ 12.34	$ 14.78
Fourth Qtr. 2014	$ 15.00	$ 20.33

As of July 28, 2015, there were approximately 67 holders of record of Lifeway’s Common Stock. The Company has no information regarding beneficial owners whose shares are held in street name.

DIVIDENDS

Lifeway declared a cash dividend of $0.08 per share during the fiscal year ended December 31, 2013 and a cash dividend of $0.07 per share during the fiscal year ended December 31, 2012.  We do not currently intend to pay regular annual distributions to our common shareholders. Future distributions will be declared and paid at the discretion of our Board of Directors, and will depend upon cash generated by operating activities, our financial condition, capital requirements, and such other factors as our Board of Directors deem relevant.

SALES OF UNREGISTERED SECURITIES

None.

PURCHASES OF THE COMPANY’S SECURITIES

None.

EQUITY COMPENSATION PLAN INFORMATION

Equity Compensation Plan Information is included in Part III, Item 11 – Executive Compensation.

PERFORMANCE GRAPH

The following  graph compares the Company’s cumulative total stockholder return (Common Stock price appreciation plus dividends, on a reinvested basis) over the last five fiscal years with the Russell 2000 Index and the Company’s Peer Group, including, Dean Foods Co., Jamba, Inc. and Tofutti Brands Inc.  The table below assumes an investment of $100 on December 31, 2010 in our common stock, the Russell 2000 Index and the Peer Group. Our stock price performance shown in the table below is not indicative of future stock price performance.

	2010	2011	2012	2013	2014
Russell 2000	26.81%	-4.18%	14.01%	41.37%	6%
Lifeway	-19.61%	0.94%	-15.18%	82.51%	24.95%
Peer Group	7.26%	0.28%	28.49%	72.24%	33.62%

ITEM 6.         SELECTED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and related notes thereto that are included in this report.

	2010	2011	2012	2013	2014
Net Sales	$58,499,893	$69,970,409	$81,351,265	$97,524,142	$118,959,613
Income from Operations	6,274,632	5,076,491	8,844,711	8,031,312	4,235,479
EPS	0.22	0.17	0.34	0.31	0.12
Assets	52,058,731	51,473,308	53,506,626	63,673,801	63,424,438
Long Term Debt	6,122,225	5,539,836	4,955,945	8,999,012	8,124,515
Dividends (per share)	N/A	N/A	0.07	0.08	N/A

ITEM 7.        MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion of the financial condition and results of operations for the twelve-months ended December 31, 2014, 2013 and 2012 should be read in conjunction with the audited consolidated financial statements and the notes to those statements that are included elsewhere in this report on Form 10-K. In addition to historical information, the following discussion contains certain forward-looking statements within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. These statements relate to our future plans, objectives, expectations and intentions. These statements may be identified by the use of words such as “may”, “will”, “could”, “expect”, “anticipate”, “intend”, “believe”, “estimate”, “plan”, “predict”, and similar terms or terminology, or the negative of such terms or other comparable terminology. Although we believe the expectations expressed in these forward-looking statements are based on reasonable assumptions within the bounds of our knowledge of our business, our actual results could differ materially from those discussed in these statements. Factors that could contribute to such differences include, but are not limited to, those discussed in the “Risk Factors” section in Part I, Item 1A. We undertake no obligation to update publicly any forward-looking statements for any reason even if new information becomes available or other events occur in the future.

Results of Operation

Comparison of Year Ended December 31, 2014 to Year Ended December 31, 2013

Total consolidated net sales increased by $21,435,471 (approximately 22%) to $118,959,613 during the year ended December 31, 2014 from $97,524,142 during the year ended December 31, 2013, primarily as a result of a $21,249,622 (approximately 20%) increase in total consolidated gross sales to $130,215,716 during the year ended December 31, 2014 from $108,966,094 during the year ended December 31, 2013, offset by a decrease in discounts and allowances in fiscal year 2014 as compared to fiscal year 2013. The increase in total consolidated gross sales resulted primarily from an increase in volume of products sold. The increase included $18,062,178 from an increase in volume of products sold and $3,187,443 from increases in prices of products sold.

Total cost of goods sold, increased by $20,195,525 (approximately 29%) to $90,096,774 during the year ended December 31, 2014 from $69,901,249 during the year ended December 31, 2013. This increase is a result of increases in cost of goods sold, excluding depreciation expense, and depreciation expense.

The following table summarizes our cost of goods sold, excluding depreciation expense:

	Fiscal Year Ended December 31,
	2014	2013
Purchases	$59,405,884	$47,144,509
Testing	51,331	37,363
Supplies	1,413,622	780,016
Salaries	9,408,860	7,936,107
Contract work	169,170	67,837
Freight	12,359,418	9,267,530
Delivery expense	388,182	292,736
Outside services	44,986	20,760
Uniform	52,743	24,515
Sales and use tax	5,834	29,384
Vendor payment discounts	—	(111)
Labor and overhead	4,260,807	2,674,028
Cost of goods sold (excluding depreciation expense)	$87,560,837	$68,274,674

Cost of goods sold, excluding depreciation expense, increased by $19,286,163 (approximately 28%) to $87,560,837 during the year ended December 31, 2014 from $68,274,674 during the year ended December 31, 2013. This increase is primarily a result of increases in purchases, supplies, salaries, freight and labor and overhead.

Purchases increased by $12,261,375 (approximately 26%) to $59,405,884 during the year ended December 31, 2014 from $47,144,509 during the year ended December 31, 2013 primarily as a result of the increase in volume of goods produced. The increase in purchases included approximately $9,196,031 from an increase in volume of purchases and approximately $3,065,344 from increases in prices of products purchased.

Supplies increased $633,606 (approximately 81%) to $1,413,622 during the year ended December 31, 2014 from $780,016 during the year ended December 31, 2013. The increase is primarily a result of increased purchases related to the Company’s Wisconsin facility purchased in July, 2013.

Salaries increased $1,472,753 (approximately 19%) to $9,408,860 during the year ended December 31, 2014 from $7,936,107 during the year ended December 31, 2013. The increase was a result of additional employees hired in connection with the purchase of the Wisconsin facility in July 2013.

Freight increased $3,091,888 (approximately 33%) to $12,359,418 during the year ended December 31, 2014 from $9,267,530 during the year ended December 31, 2013. The increase was primarily as a result of an increase in the volume of our products sold and shipped.

Labor and overhead increased $1,586,779 (approximately 59%) to $4,260,807 during the year ended December 31, 2014 from $2,674,028 during the year ended December 31, 2013. The increase was primarily as a result of increased costs related to the Company’s Wisconsin facility purchased in July 2013.

Depreciation expense increased by $909,362 (approximately 56%) to $2,535,937 during the year ended December 31, 2014 from $1,626,575 during the year ended December 31, 2013. The increase is partially attributable to an increase in depreciation expense of $470,000 during 2014 related to an adjustment to the useful lives of the Starfruit leasehold improvements and the depreciation expense of $320,000 associated with assets placed in service at the Lifeway Wisconsin location since July 2013.

Total operating expenses increased by $5,035,779 (approximately 26%) to $24,627,360 during the year ended December 31, 2014 from $19,591,581 during the year ended December 31, 2013. Total operating expenses as a percentage of net sales were approximately 21% during the year ended December 31, 2014, compared to approximately 20% during the year ended December 31, 2013.  The increase was primarily attributable to an increase in general and administrative expenses and selling expenses.

The following table summarizes our selling expenses:

	Fiscal Year Ended December 31,
	2014	2013
Salesperson commissions	$2,258,829	$1,989,409
Advertising	3,875,384	2,438,560
Salaries	6,253,960	4,950,481
Promotions payable	402,341	247,062
Travel	1,743,016	1,633,090
Freight out	508	210
Sponsorship	—	69
Contract work	—	37,500
Selling expense	$14,534,038	$11,296,381

Selling expenses increased by $3,237,657 (approximately 29%) to $14,534,038 during the year ended December 31, 2014 from $11,296,381 during the year ended December 31, 2013.  This increase resulted primarily from increases in advertising and salaries.

Advertising increased $1,436,824 (approximately 59%) to $3,875,384 during the year ended December 31, 2014 from $2,438,560 during the year ended December 31, 2013. The increase was a result of  a greater volume of advertisements purchased.

Salaries increased $1,303,479 (approximately 26%) to $6,253,960 during the year ended December 31, 2014 from $4,950,481 during the year ended December 31, 2013. The increase was a result of additional employees hired in connection with the purchase of the Wisconsin facility in July 2013.

The following table summarizes our general and administrative expenses.

	Fiscal Year Ended December 31,
	2014	2013
Employee expenses	$3,254,218	$2,405,416
Rent	297,724	347,164
Equipment lease	7,795	4,673
Auto expense	93,395	70,259
Office supplies	325,141	301,820
Professional fees	3,085,750	2,525,418
Permits and licenses	34,910	9,118
Telephone expense	99,307	71,933
Facilities	1,515,007	1,370,125
Tax	94,409	62,554
Miscellaneous	569,989	413,917
General and administrative expense	$9,377,645	$7,582,397

General and administrative expenses increased $1,795,248 (approximately 24%) to $9,377,645 during the year ended December 31, 2014 from $7,582,397 during the year ended December 31, 2013.  The increase is primarily a result of an increases in employee expenses and professional fees.

Employee expenses increased $848,802 (approximately 35%) to $3,254,218 during the year ended December 31, 2014 from $2,405,416 during the year ended December 31, 2013. The increase is primarily a result of additional employees hired to staff the Wisconsin facility purchased in July 2013.

Professional fees increased $560,332 (approximately 22%) to $3,085,750 during the year ended December 31, 2014 from $2,525,418 during the year ended December 31, 2013. The Company became an accelerated filer as of December 31, 2013. As a result of becoming an accelerated filer, the Company was required to make certain limited additional disclosure on an accelerated timeline for the filing of its Form 10-K for the fiscal year ended December 31, 2013, filed April 2, 2014. Thereafter all of the Company’s filings with the SEC were subject to full disclosure required by accelerated filers. The increase in professional fees resulted from the increased disclosure requirements as a result of the Company becoming an accelerated filer and from responding to comments from the SEC.

Total operating income decreased by $3,795,833 (approximately 47%) to $4,235,479 during the year ended December 31, 2014, from $8,031,312 during the year ended December 31, 2013.

Provision for income taxes was $2,242,226 or a 53% effective tax rate, for the year ended December 31, 2014 compared with $2,866,875 or a 36% effective tax rate, during the year ended December 31, 2013. Income taxes are discussed in Note 10 of the Notes to Consolidated Financial Statements.

Total net income was $1,956,404 or $0.12 per share for the year ended December 31, 2014 compared to $4,990,298 or $0.31 per share in the year ended December 31, 2013.

Comparison of Year Ended December 31, 2013 to Year Ended December 31, 2012

Total consolidated net sales increased by $16,172,877 (approximately 20%) to $97,524,142 during the year ended December 31, 2013 from $81,351,265 during the year ended December 31, 2012, primarily as a result of a $19,212,087 (approximately 21%) increase in total consolidated gross sales to $108,966,094 during the year ended December 31, 2013 from $89,754,007 during the year ended December 31, 2012, offset by an increase in discounts and allowances in fiscal year 2013 as compared to fiscal year 2012. The increase in total consolidated gross sales resulted primarily from an increase in volume of products sold.

The following table summarizes our cost of goods sold, excluding depreciation expense:

	Fiscal Year Ended December 31,
	2013	2012
Purchases	$47,144,509	$37,858,216
Testing	37,363	71,424
Supplies	780,016	626,920
Salaries	7,936,107	5,923,561
Contract work	67,837	4,200
Freight	9,267,530	5,330,508
Delivery expense	292,736	1,104,421
Outside services	20,760	126,505
Uniform	24,515	479
Sales and use tax	29,384	287
Vendor payment discounts	(111)	(554)
Labor and overhead	2,674,028	2,052,224
Cost of goods sold (excluding depreciation expense)	$68,274,674	$53,098,191

Cost of goods sold, excluding depreciation expense, increased by $15,176,483 (approximately 29%) to $68,274,674 during the year ended December 31, 2013 from $53,098,191 during the year ended December 31, 2012. This increase is primarily a result of increases in purchases, salaries, freight and labor and overhead partially offset by decreases in delivery expense and outside services.

Purchases increased by $9,286,293 (approximately 25%) to $47,144,509 during the year ended December 31, 2013 from $37,858,216 during the year ended December 31, 2012 primarily as a result of the increase in volume of goods produced. The increase in purchases included approximately $7,950,225 from an increase in volume of purchases and $1,336,067 from increases in prices of products purchased.

Salaries increased $2,012,546 (approximately 34%) to $7,936,107 during year ended December 31, 2013 from $5,923,561 during the year ended December 31, 2012 primarily as a result of additional salaries of employees hired at the Wisconsin facility purchased in July 2013.

Freight increased $3,937,022 (approximately 74%) to $9,267,530 during the year ended December 31, 2013 from $5,330,508 during the year ended December 31, 2012 primarily as a result of an increase in the volume of our products sold and shipped.

Labor and overhead increased $621,804 (approximately 30%) to $2,674,028 during the year ended December 31, 2013 from $2,052,224 during the year ended December 31, 2012 primarily as a result of additional costs incurred in connection with the Wisconsin facility purchased July 2013.

Total operating expenses increased by $1,812,812 (approximately 10%) to $19,591,581 during the year ended December 31, 2013 from $17,778,769 during the year ended December 31, 2012. Total operating expenses as a percentage of net sales were approximately 20% during the year ended December 31, 2013, compared to approximately 22% during the year ended December 31, 2012.  The increase in total operating expenses was primarily attributable to an increase in general and administrative expenses and selling expenses.

The following table summarizes our selling expenses:

	Fiscal Year Ended December 31,
	2013	2012
Salesperson commissions	$1,989,409	$1,293,267
Advertising	2,438,560	2,417,516
Salaries	4,950,481	5,384,946
Promotions payable	247,062	262,282
Travel	1,633,090	1,288,933
Freight out	210	250
Sponsorship	69	—
Contract work	37,500	56,786
Selling expense	$11,296,381	$10,703,980

Selling expenses increased by $592,401 (approximately 5%) to $11,296,381 during the year ended December 31, 2013 from $10,703,980 during the year ended December 31, 2012. This increase resulted primarily from increases in salesperson commissions and travel offset by a decrease in salaries.

Salesperson commissions increased $696,142 (approximately 54%) to $1,989,409 during the year ended December 31, 2013 from $1,293,267 during the year ended December 31, 2012 primarily as a result of an increase in volume of products sold, as well as a shift towards outsourcing sales person functions to third party companies.

Travel increased $344,157 (approximately 27%) to $1,633,090 during the year ended December 31, 2013 from $1,288,933 during the year ended December 31, 2012 primarily as a result of the Company’s preparation for sales in the UK and Canada, as well as travel related to the July 2013 Golden Guernsey Wisconsin acquisition.

Salaries decreased $434,465 (approximately 8%) to $4,950,481 during the year ended December 31, 2013 from $5,384,946 during the year ended December 31, 2012 primarily as a result of a shift towards outsourcing sales person functions to third party companies from internal employment.

The following table summarizes our general and administrative expenses.

	Fiscal Year Ended December 31,
	2013	2012
Employee expenses	$2,405,416	$2,990,393
Rent	347,164	379,348
Equipment lease	4,673	17,890
Auto expense	70,259	31,578
Office supplies	301,820	199,958
Professional fees	2,525,418	1,786,960
Permits and licenses	9,118	155,443
Telephone expense	71,933	69,344
Facilities	1,370,125	458,774
Taxes	62,554	61,936
Miscellaneous	413,917	168,348
General and administrative expense	$7,582,397	$6,319,972

General and administrative expenses increased $1,262,425 (approximately 20%) to $7,582,397 during the year ended December 31, 2013 from $6,319,972 during the year ended December 31, 2012. The increase is primarily a result of an increases in professional fees and miscellaneous expenses, partially offset by a decrease in employee expenses.

Employee expenses decreased $584,977 (approximately 20%) to $2,405,416 during the year ended December 31, 2013 from $2,990,393 during the year ended December 31, 2012. The decrease is primarily a result of lower travel costs.

Professional fees increased $738,458 (approximately 41%) to $2,525,418 during the year ended December 31, 2013 from $1,786,960 during the year ended December 31, 2012. The increase is primarily a result of the Company’s preparation for becoming an accelerated filer on December 31, 2013 and complying with the limited additional disclosure requirements and accelerated timeline for its filing of the Form 10-K for the fiscal year ended December 31, 2013.

Total operating income decreased by $813,399 (approximately 9%) to $8,031,312 during the year ended December 31, 2013, from $8,844,711 during the year ended December 31, 2012.

Provision for income taxes was $2,866,875 or a 36% effective tax rate, for the year ended December 31, 2013 compared with $3,205,076  or a 36% effective tax rate, during the year ended December 31, 2012. Income taxes are discussed in Note 10 of the Notes to Consolidated Financial Statements.

Total net income was $4,990,298 or $0.31 per share for the year ended December 31, 2013 compared to $5,619,798 or $0.34 per share in the year ended December 31, 2012.

Liquidity and Capital Resources

Sources and Uses of Cash

Net cash provided by operating activities was $5,092,177 during the twelve-months ended December 31, 2014 compared to net cash provided by operating activities of $5,841,128 in the same period in 2013. This decrease is primarily attributable to lower net income in 2014.

Net cash used in investing activities was $4,261,327 during the twelve-months ended December 31, 2014 compared to net cash used in investing activities of $7,862,973 in the same period in 2013. This decrease reflects lower levels of purchases of property and equipment in 2014 compared to 2013. During 2013 the Company purchased certain assets of Golden Guernsey in Wisconsin as discussed further below.

The Company had a net decrease of cash and cash equivalents of $46,364 during the twelve month period ended December 31, 2014 compared to a net increase in cash and cash equivalents of $1,020,382 during the same period in 2013. The Company had cash and cash equivalents of $3,260,244 as of December 31, 2014 compared to cash and cash equivalents of $3,306,608 as of December 31, 2013.

Net cash provided by operating activities was $5,841,128 during the twelve-months ended December 31, 2013 compared to net cash provided by operating activities of $6,627,684 in the same period in 2012. This decrease is primarily attributable to the decrease in refundable income taxes of $930,119 in 2013.

Net cash used in investing activities was $7,862,973 during the twelve-months ended December 31, 2013 compared to net cash used in investing activities of $1,555,914 in the same period in 2012. This increase is primarily due to an increase in purchases of property and equipment of $7,051,169 compared to 2012 resulting from the Company’s purchase of certain assets of Golden Guernsey in Wisconsin in July 2013.

The Company had a net increase of cash and cash equivalents of $1,020,382 during the twelve month period ended December 31, 2013 compared to a net increase in cash and cash equivalents of $1,171,079 during the same period in 2012. The Company had cash and cash equivalents of $3,306,608 as of December 31, 2013 compared to cash and cash equivalents of $2,286,226 as of December 31, 2012.

In July 2013, Lifeway purchased certain assets of Golden Guernsey to allow the Company to purchase raw, instead of processed, milk and to process that raw milk on its own. The Company also intends to increase its kefir production capability by adding production capability at Golden Guernsey which will allow the Company to increase the amount of product it can produce and sell as demand increases. The Company anticipates that processing its own milk will allow the Company to purchase its major ingredient, milk, at approximately 5% less than if the Company was purchasing processed milk. The Company has not yet begun production of kefir at Golden Guernsey.

Assets and Liabilities

Total assets were $63,424,438 as of December 31, 2014, which is a decrease of $249,363 when compared to December 31, 2013.

Total current liabilities were $8,525,116 as of December 31, 2014, which is a decrease of $357,125 when compared to December 31, 2013. This is primarily due to a $1,136,424 decrease in accounts payable partially offset by a $782,016 increase in accrued expenses.

Notes payable decreased by $877,214 as of December 31, 2014, when compared to December 31, 2013. The balance of the notes payable as of December 31, 2014 was $8,996,800.

Total stockholder’s equity was $44,699,712 as of December 31, 2014, which is an increase of $1,750,590 when compared to December 31, 2013. This is primarily due to 2014 net income of $1,956,404 when compared to December 31, 2013.

We previously held significant portions of our assets in investment securities. All of our marketable securities are classified as available-for-sale on our balance sheet. These securities are stated at market value as of the end of the applicable period. Gains and losses on the portfolio are determined by the specific identification method.

We anticipate being able to fund the Company’s foreseeable liquidity requirements internally. We continue to explore potential acquisition opportunities in our industry in order to boost sales while leveraging our distribution system to consolidate and lower costs.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet financing arrangements.

Contractual Obligations

	Payments due by period
Contractual obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt Obligations	$8,996,800	$872,285	$4,874,526	$3,249,989	—
Operating Lease Obligations	$314,979	$70,539	$195,246	$49,194	—
Total	$9,311,779	$942,824	$5,069,772	$3,299,183	—

Critical Accounting Policies

The preparation of financial statements in accordance with US GAAP requires management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. US GAAP provides the framework from which to make these estimates, judgments and assumptions. We believe our estimates, judgments and assumptions are reasonable; however, future results could differ from those estimates.  Management regularly assesses its accounting policies and has discussed the development and selection of critical accounting policies with its Audit Committee of the Board of Directors. For further information concerning accounting policies, refer to Note 2 — Nature of Business and Significant Accounting Policies in the notes to the consolidated financial statements.

Goodwill valuation.  Goodwill is not subject to amortization but rather is tested for impairment annually and whenever events or changes in circumstances indicate that impairment may have occurred.  Our estimates of fair value for goodwill impairment testing are determined based on the market capitalization of the company.   As of December 31, 2014 we had $14.1 million of goodwill and the market capitalization of the Company exceeded its carrying value by more than 100%.

Sales discounts & allowances. From time to time, we grant certain sales discounts to customers which are classified as a reduction in sales.  The measurement and recognition of discounts and allowances involves the use of judgment and our estimates are made based on historical experience and other factors.  As of December 31, 2014 we had $0.9 million of accrued discounts and allowances.

Income taxes.  We pay income taxes based on tax statutes, regulations and case law of the various jurisdictions in which we operate.  At any one time, multiple tax years are subject to audit by the various taxing authorities.  Income taxes are accounted for under the asset and liability method.  Deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.

We recognize an income tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities based on the technical merits of the position. The income tax benefit recognized in our financial statements from such a position is measured based on the largest estimated benefit that has a greater than 50% likelihood of being realized upon ultimate settlement.

ITEM 7A.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We do not undertake any specific actions to diminish our exposure to interest rate risk and we are not a party to any interest rate risk management transactions.  We do not purchase or hold any derivative financial instruments.  Our foreign sales are not material.  Accordingly, our currency rate risk is not currently material.

As of December 31, 2014, we had an outstanding balance under our bank term loans of approximately $8.997 million, and we have the option to borrow an additional $5 million from our line of credit.  The term loans bear interest at variable rates.  Based on the outstanding amount under such loans at December 31, 2014 of approximately $8.997 million (which remains outstanding as of the time of this filing) a 1.0 percent increase in interest rates would result in additional annualized interest expense of approximately $90,000.  For a detailed discussion of our loans, including a discussion of the applicable interest rate, please refer to Note 8, Notes Payable under Part II, Item 8 in this Annual Report on Form 10-K.

ITEM  8.         FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The annotated consolidated financial statements of the Company that constitute Item 8 of this report commence on the pages that follow this page.

LIFEWAY FOODS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
Lifeway Foods, Inc. and Subsidiaries
Morton Grove, Illinois

We have audited the accompanying consolidated statement of financial condition of Lifeway Foods, Inc. and Subsidiaries (the “Company”) as of December 31, 2014 and the related consolidated statements of income and comprehensive income, changes in stockholders’ equity, and cash flows for the year then ended. In connection with our audit of the financial statements, we have also audited the financial statement schedule of valuation and qualifying accounts (Item 15). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Lifeway Foods, Inc. and Subsidiaries at December 31, 2014, and the results of their operations and their cash flows for the year then ended, in conformity with generally accepted accounting principles in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relationship to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Lifeway Foods, Inc. and Subsidiaries’ internal control over financial reporting as of December 31, 2014, based on criteria established in the 1992 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated August 13, 2015 expressed an adverse opinion thereon.

/s/ Crowe Horwath LLP

Oak Brook, Illinois
August 13, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders
Lifeway Foods, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of Lifeway Foods, Inc. and Subsidiaries (the Company) as of December 31, 2013 and the related consolidated statements of income and comprehensive income, changes in stockholders’ equity, and cash flows for the years ended December 31, 2013 and 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Lifeway Foods, Inc. and Subsidiaries at December 31, 2013, and the consolidated results of its operations and its cash flows for the years ended December 31, 2013 and 2012 in conformity with U.S. generally accepted accounting principles.

/s/ Plante & Moran, PLLC

Chicago, Illinois
April 2, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders
Lifeway Foods, Inc. and Subsidiaries

We have audited Lifeway Foods, Inc. and Subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 1992. Management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we are considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statement for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified material weaknesses in controls including an inadequate process for the capitalization and depreciation of property and equipment, inadequate internal controls over expenses involving senior management and others, inadequate controls over the accounting for income taxes, inadequate design of controls over the financial statement process including journal entries and account reconciliations, and inadequate design and existence of entity level controls over financial reporting whether manual or IT related, including ineffective oversight by the Company’s audit committee related to accounting matters, implementation of COSO Framework and monitoring of remediation efforts of prior year identified material weaknesses. These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2014 financial statements, and this report does not affect our report dated August 13, 2015 on those financial statements. Additionally, we have discussed with management and the audit committee certain observations regarding the effectiveness of operating controls. These observations have been across different areas and in the aggregate they do not rise to the level of a material weakness. However, we believe these observations may be an indication of improvements that can be made in the control environment. Based on our observations, the board of directors, audit committee and senior management should reinforce their expectations at the various levels of the company regarding the importance of internal controls and expected level of conduct.

In our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, Lifeway Foods, Inc. and Subsidiaries has not maintained effective internal control over financial reporting as of December 31, 2014, based on criteria established in the 1992 Internal Control-Integrated Framework issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statement of financial condition of Lifeway Foods, Inc. and Subsidiaries (the Company) as of December 31, 2014, and the related consolidated statements of income and comprehensive income, changes in stockholders’ equity, and cash flows for the year then ended, and our report dated August 13, 2015 expressed an unqualified opinion thereon.

/s/ Crowe Horwath LLP

Oak Brook, Illinois
August 13, 2015

LIFEWAY FOODS, INC. AND SUBSIDIARIES
Consolidated Statements of Financial Condition
December 31, 2014 and 2013

	December 31,
	2014	2013
ASSETS

Current assets
Cash and cash equivalents	$3,260,244	$3,306,608
Investments	2,779,140	2,516,380
Certificates of deposits in financial institutions	149,965	15,373
Inventories	5,814,219	6,899,008
Accounts receivable, net of allowance for doubtful accounts and discounts of $1,050,000 in 2014 and 2013	10,213,541	10,444,839
Prepaid expenses and other current assets	251,922	128,323
Other receivables	134,338	103,272
Deferred income taxes	408,340	322,071
Refundable income taxes	1,140,796	1,014,947
Total current assets	24,152,505	24,750,821

Property and equipment, net	21,892,395	20,824,448

Intangible assets
Goodwill	14,068,091	14,068,091
Other intangible assets, net of accumulated amortization of $5,184,036 and $4,468,359 in 2014 and 2013, respectively	3,059,764	3,750,441
Total intangible assets	17,127,855	17,818,532

Other Assets
Long-term accounts receivable, net of current portion	251,683	280,000
Total assets	$63,424,438	$63,673,801

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Current maturities of notes payable	$872,285	$875,002
Accounts payable	5,586,755	6,723,179
Accrued expenses	2,066,076	1,284,060
Total current liabilities	8,525,116	8,882,241

Notes payable	8,124,515	8,999,012

Deferred income taxes	2,075,095	2,843,426
Total liabilities	18,724,726	20,724,679

Stockholders' equity
Common stock, no par value; 40,000,000 shares authorized;
17,273,776 shares issued; 16,346,017 shares outstanding
at 2014 and 2013	6,509,267	6,509,267
Paid-in-capital	2,032,516	2,032,516
Treasury stock, at cost	(8,187,682)	(8,187,682)
Retained earnings	44,543,618	42,587,214
Accumulated other comprehensive income (loss), net of taxes	(198,007)	7,807
Total stockholders' equity	44,699,712	42,949,122

Total liabilities and stockholders' equity	$63,424,438	$63,673,801

See accompanying notes to financial statements

LIFEWAY FOODS, INC. AND SUBSIDIARIES
Consolidated Statements of Income and Comprehensive Income
December 31, 2014, 2013 and 2012

	Years Ended
	December 31,
	2014		2013		2012
Sales	$130,215,716		$108,966,094		$89,754,007
Less: discounts and allowances	(11,256,103)		(11,441,952)		(8,402,742)
Net sales	118,959,613	118,959,613	97,524,142	97,524,142	81,351,265	81,351,265

Cost of goods sold		87,560,837		68,274,674		53,098,191
Depreciation expense		2,535,937		1,626,575		1,629,594

Total cost of goods sold		90,096,774		69,901,249		54,727,785

Gross profit		28,862,839		27,622,893		26,623,480

Selling expenses		14,534,038		11,296,381		10,703,980
General and administrative		9,377,645		7,582,397		6,319,972
Amortization expense		715,677		712,803		754,817

Total operating expenses		24,627,360		19,591,581		17,778,769

Income from operations		4,235,479		8,031,312		8,844,711

Other income (expense):
Interest and dividend income		122,018		116,380		85,383
Rental income		4,300		11,727		12,285
Interest expense		(276,895)		(203,365)		(177,622)
Gain on sale of investments, net reclassified from OCI		98,953		195,500		71,286
Gain (Loss) on sale of equipment		6,592		(304,958)		(11,169)
Other Income (Expense)		8,192		10,577		—
Total other income (expense)		(36,840)		(174,139)		(19,837)

Income before provision for income taxes		4,198,630		7,857,173		8,824,874

Provision for income taxes		2,242,226		2,866,875		3,205,076

Net income		$1,956,404		$4,990,298		$5,619,798

Basic and diluted earnings per common share		$0.12		$0.31		$0.34

Weighted average number of shares outstanding		16,346,017		16,346,017		16,373,224

COMPREHENSIVE INCOME

Net income		$1,956,404		$4,990,298		$5,619,798

Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on investments (net of tax), $93,540, $49,793 and $79,159 for 2014, 2013 and 2012, respectively		(145,571)		64,674		102,816
Less reclassification adjustment for (gains) losses included in net income (net of taxes), $38,711, $85,042 and $31,009 for 2014, 2013 and 2012, respectively		(60,243)		(110,458)		(40,277)

Comprehensive income		$1,750,590		$4,944,514		$5,682,337

See accompanying notes to financial statements

LIFEWAY FOODS, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders’ Equity
For the Years Ended December 31, 2014, 2013 and 2012

	Common Stock, No Par Value 40,000,000 Shares Authorized		# of Shares of					Accumulated Other Comprehensive
	# of Shares	# of Shares	Treasury	Common	Paid In	Treasury	Retained	Income (Loss),
	Issued	Outstanding	Stock	Stock	Capital	Stock	Earnings	Net of Tax	Total

Balances at January 1, 2012	17,273,776	16,409,317	864,459	$6,509,267	$2,032,516	$(7,606,974)	$34,431,296	$(8,948)	$35,357,157

Redemption of stock	—	(63,300)	63,300	—	—	(580,708)	—	—	(580,708)

Other comprehensive income (loss):

Unrealized gains on securities, net of taxes	—	—	—	—	—	—	—	62,539	62,539

Net income for the year ended December 31, 2012	—	—	—	—	—	—	5,619,798	—	5,619,798

Dividends ($.07) per share	—	—	—	—	—	—	(1,146,317)	—	(1,146,317)

Balances at December 31, 2012	17,273,776	16,346,017	927,759	$6,509,267	$2,032,516	$(8,187,682)	$38,904,777	$53,591	$39,312,469

Other comprehensive income (loss):

Unrealized losses on securities, net of taxes	—	—	—	—	—	—	—	(45,784)	(45,784)

Net income for the year ended December 31, 2013	—	—	—	—	—	—	4,990,298	—	4,990,298

Dividends ($.08) per share	—	—	—	—	—	—	(1,307,861)	—	(1,307,861)

Balances at December 31, 2013	17,273,776	16,346,017	927,759	$6,509,267	$2,032,516	$(8,187,682)	$42,587,214	$7,807	$42,949,122

Other comprehensive income (loss):

Unrealized losses on securities, net of taxes	—	--	—	—	—	—	—	(205,814)	(205,814)

Net income for the year ended December 31, 2014	—	—	—	—	—	—	1,956,404	—	1,956,404

Balances at December 31, 2014	17,273,776	16,346,017	927,759	$6,509,267	$2,032,516	$(8,187,682)	$44,543,618	$(198,007)	$44,699,712

See accompanying notes to financial statements

LIFEWAY FOODS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2014, 2013 and 2012

	December 31,
	2014	2013	2012

Cash flows from operating activities:
Net income	$1,956,404	$4,990,298	$5,619,798
Adjustments to reconcile net income to net
cash flows from operating activities:
Depreciation and amortization	3,251,614	2,339,378	2,384,411
Gain on sale of investments, net	(98,953)	(195,500)	(71,286)
Deferred income taxes	(719,778)	(238,804)	(434,896)
Bad debt expense	204,700	32,604	435,344
(Gain) Loss on sale of equipment	(6,592)	304,958	11,169
(Increase) decrease in operating assets:
Accounts receivable	54,915	(1,741,759)	(1,213,253)
Other receivables	(31,066)	(94,447)	215,379
Inventories	1,084,789	(959,822)	(984,711)
Refundable income taxes	(125,849)	(930,119)	(43,512)
Prepaid expenses and other current assets	(123,599)	(6,185)	(17,508)
Increase (decrease) in operating liabilities:
Accounts payable	(1,136,424)	2,466,454	(129,514)
Accrued expenses	782,016	128,383	601,952
Income taxes payable	—	(254,311)	254,311
Net cash provided by operating activities	5,092,177	5,841,128	6,627,684

Cash flows from investing activities:
Purchases of investments	(3,280,157)	(3,518,781)	(1,452,672)
Proceeds from sale of investments	2,773,570	3,001,016	1,475,730
Redemption of certificates of deposits	15,000	423,997	—
Investments in certificates of deposit	(149,965)	—	(150,255)
Purchases of property and equipment	(3,684,368)	(8,479,886)	(1,428,717)
Proceeds from sale of equipment	64,593	710,681	—
Net cash used in investing activities	(4,261,327)	(7,862,973)	(1,555,914)

Cash flows from financing activities:
Checks written in excess of bank balance	—	—	(592,040)
Purchase of treasury stock	—	—	(580,708)
Dividends paid	—	(1,307,861)	(1,146,317)
Net proceeds from debt issuance	—	4,975,000	250,000
Repayment of notes payable	(877,214)	(624,912)	(1,831,626)
Net cash provided by (used in) financing activities	(877,214)	3,042,227	(3,900,691)

Net (decrease) increase in cash and cash equivalents	(46,364)	1,020,382	1,171,079

Cash and cash equivalents at the beginning of the year	3,306,608	2,286,226	1,115,147

Cash and cash equivalents at the end of the year	$3,260,244	$3,306,608	$2,286,226

See accompanying notes to financial statements

LIFEWAY FOODS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2014, 2013 and 2012

Note 1 – NATURE OF BUSINESS

Lifeway Foods, Inc. (the “Company” or “Lifeway”), an Illinois corporation, commenced operations in February 1986, and was incorporated under the laws of the State of Illinois on May 19, 1986. The Company’s principal business activity is the manufacturing of probiotic, cultured, functional dairy health food products. Lifeway’s primary product is kefir, a dairy beverage similar to but distinct from yogurt, in several flavors and in several packages. In addition to kefir, Lifeway manufactures “Lifeway Farmer Cheese,” a line of various farmer cheeses. Lifeway distributes its products throughout the United States and in London. The Company manufactures all of its products distributed in the United States at Company-owned facilities. In the Chicago metropolitan area, Lifeway distributes its products on its own trucks and via distributors. The Company directly distributes its products in the Philadelphia and Tri State metropolitan areas using its own trucks.  The Company distributes its products throughout the remainder of the United States via distributors. The Company’s products distributed in London are manufactured and shipped to stores by a third party co-packer.

Note 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Out-of-period adjustments
During fiscal 2014, adjustments to correct the accounting for certain items related to prior periods, in the aggregate, decreased income before provision for income taxes by approximately $600,000 and net income by approximately $400,000.   These errors relate to an understatement of accrued expenses and the provision for income taxes arising primarily from inaccurate accounting for certain employee, including officer, expense reports and an understatement of depreciation expense arising from assigning  incorrect useful lives.  The Company determined these adjustments to be immaterial, individually and in the aggregate, to our previously filed consolidated financial statements.

A summary of the significant accounting policies applied in the preparation of the accompanying consolidated financial statements follows:

Basis of presentation
The accounting and reporting policies of the Company and its subsidiaries conform to U.S. generally accepted accounting principles.

Principles of consolidation
The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Helios Nutrition, Ltd., Pride of Main Street, L.L.C., Starfruit, L.L.C., Fresh Made, Inc. and Starfruit Franchisor, L.L.C., Lifeway First Juice, Inc. (IL) (dissolved in February 2012), First Juice, Inc. (dissolved in December 2011) and Lifeway Wisconsin, Inc. Lifeway Wisconsin, Inc. was created to facilitate the operation of a production facility in Wisconsin. All significant intercompany accounts and transactions have been eliminated.

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

Customer Concentration
Sales are predominately to companies in the retail food industry, located within the United States of America. Two major customers accounted for approximately 28%, 35% and 31% of gross sales for the years ended December 31, 2014, 2013 and 2012, respectively. These customers accounted for approximately 23%, 25% and 30% of accounts receivable as of December 31, 2014, 2013 and 2012, respectively.

Cash and cash equivalents
All highly liquid investments purchased with an original maturity of three months or less are considered to be cash equivalents.

LIFEWAY FOODS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2014, 2013 and 2012

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

LIFEWAY FOODS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2014, 2013 and 2012

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

Advertising and promotional costs
The Company expenses advertising costs as incurred. For the years ended December 31, 2014, 2013 and 2012 total advertising expenses were $3,875,384, $2,685,691 and $2,679,798, respectively.

Earnings per common share
Earnings per common share were computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period.

LIFEWAY FOODS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2014, 2013 and 2012

Note 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – Continued

Segments
The Company has two separate operating segments, the sale of fermented dairy products and three retail locations in Illinois that sell the Company’s fermented dairy products.  The Company has determined reportable segments based on how the Company’s chief operating decision maker manages the business and in a manner consistent with the internal reporting provided to the chief operating decision maker. The chief operating decision maker, who is responsible for allocating resources and assessing performance of the operating segments, has been identified as the Chief Financial Officer and the board of directors that makes strategic decisions.  Substantially all of the consolidated revenues of the Company relate to the sale of fermented dairy products which are produced using the same processes and materials and are sold to consumer retail food sellers through direct delivery and distributors in the United States.

Note 3 – INTANGIBLE ASSETS

Intangible assets, and the related accumulated amortization, consist of the following:

	December 31, 2014		December 31, 2013
	Cost	Accumulated Amortization	Cost	Accumulated Amortization
Recipes	$43,600	$43,600	$43,600	$43,600
Customer lists and other customer related intangibles	4,529,200	2,926,719	4,504,200	2,474,790
Customer relationship	985,000	666,869	985,000	596,785
Trade names	2,248,000	1,178,198	2,248,000	1,028,334
Formula	438,000	368,650	438,000	324,850
	$8,243,800	$5,184,036	$8,218,800	$4,468,359

Amortization expense is expected to be approximately the following for the 12 months ending December 31:

2015	$715,677
2016	697,427
2017	671,877
2018	634,863
2019	209,578
Thereafter	130,342
$3,059,764

Amortization expense during the years ended December 31, 2014, 2013 and 2012 was $715,677, $712,803 and $754,817, respectively.

LIFEWAY FOODS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2014, 2013 and 2012

Note 4 – INVESTMENTS

The cost and fair value of investments classified as available for sale are as follows:

December 31, 2014	Cost	Unrealized Gains	Unrealized Losses	Fair Value

Equities	$530,328	$19,608	$(64,046)	$485,890
Mutual Funds	445,337	0	(10,624)	434,713
Preferred Securities	180,120	195	(2,075)	178,240
Corporate Bonds	1,948,596	1,880	(270,179)	1,680,297
Total	$3,104,381	$21,683	$(346,924)	$2,779,140

December 31, 2013	Cost	Unrealized Gains	Unrealized Losses	Fair Value

Equities	$1,006,169	$98,213	$(32,181)	$1,072,201
Mutual Funds	54,847	1,994	0	56,841
Preferred Securities	464,585	12,960	(15,449)	462,096
Corporate Bonds	973,333	1,329	(49,420)	925,242
Total	$2,498,934	$114,496	$(97,050)	$2,516,380

December 31, 2012	Cost	Unrealized Gains	Unrealized Losses	Fair Value

Equities	$639,974	$90,875	$(5,190)	$725,659
Corporate Bonds	1,135,064	16,212	(7,047)	1,144,229
Total	$1,775,038	$107,087	$(12,237)	$1,869,888

Proceeds from the sale of investments were $2,773,570, $3,001,016 and $1,475,730 for the years ended December, 2014, 2013 and 2012, respectively.

Gross gains of $177,420, $248,223 and $88,713 and gross losses of $78,467, $52,723 and $17,427 were realized on these sales during the years ended December, 2014, 2013 and 2012 respectively.

The following table shows the gross unrealized losses and fair value of the Company's investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December, 2014, 2013 and 2012:

	Less Than 12 Months		12 Months or Greater		Total
December 31, 2014	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Equities	$162,268	$(49,053)	$141,417	$(14,993)	$303,685	$(64,046)
Mutual Funds	434,713	(10,624)	0	0	434,713	(10,624)
Preferred Securities	80,640	(2,075)	0	0	80,640	(2,075)
Corporate Bonds	1,056,140	(194,641)	497,277	(75,538)	1,553,417	(270,179)
	$1,733,761	$(256,393)	$638,694	$(90,531)	$2,372,455	$(346,924)

LIFEWAY FOODS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2014, 2013 and 2012

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

Equities, Mutual Funds, Preferred Securities, and Corporate Bonds -The Company's investments in equity securities, mutual funds, preferred securities, and corporate bonds consist of investments in common stock, preferred stock and debt securities of companies in various industries. As of December 31, 2014, there were three corporate bond securities that had unrealized losses greater than twelve months. The Company evaluated the near-term prospects of the issuer in relation to the severity and duration of the impairment. Based on that evaluation and the Company's ability and intent to hold these investments for a reasonable period of time sufficient for a forecasted recovery of fair value, the Company did not consider any material investments to be other-than-temporarily impaired at December 31, 2014.

Note 5 – INVENTORIES

Inventories consist of the following:

	December 31,
	2014	2013
Finished goods	$2,373,476	$3,027,900
Production supplies	2,069,742	2,690,097
Raw materials	1,371,001	1,181,011
Total inventories	$5,814,219	$6,899,008

LIFEWAY FOODS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2014, 2013 and 2012

Note 6 – PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	December 31,
	2014	2013
Land	$1,856,370	$1,856,370
Buildings and improvements	15,125,803	14,587,022
Machinery and equipment	20,434,910	19,633,164
Vehicles	1,244,560	1,244,560
Office equipment	465,801	433,679
Construction in process	2,408,754	177,519
	41,536,198	37,932,314
Less accumulated depreciation	19,643,803	17,107,866
Total property and equipment	$21,892,395	$20,824,448

Lifeway completed the purchase of Golden Guernsey’s assets on July 2, 2013. The cost was approximately $7.4 million.

Depreciation expense during the years ended December 31, 2014, 2013 and 2012 was $2,535,937, $1,626,575 and $1,629,594, respectively.  Included in depreciation expense for the year ended December 31, 2014 is an adjustment of approximately $470,000 related to the Company’s Starfruit leasehold improvements.

Note 7 – ACCRUED EXPENSES

Accrued expenses consist of the following:

	December 31,
	2014	2013
Accrued payroll and payroll taxes	$891,763	$477,312
Accrued property tax	331,278	306,608
Other	843,035	500,140
	$2,066,076	$1,284,060

LIFEWAY FOODS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2014, 2013 and 2012

Note 8 – NOTES PAYABLE

Notes payable consist of the following:

	December 31,
	2014	2013

Note payable to Private Bank in monthly installments of $42,222, plus variable interest rate, currently at 2.6677%, with a balloon payment for the remaining balance. Collateralized by substantially all assets of the Company. In May 2013, the Company refinanced this note under similar terms which extended the maturity date to May 31, 2018.	$4,352,222	$4,858,889

Note payable to Private Bank in monthly installments of $27,778, plus variable interest rate, currently at 2.6677% with a balloon payment for the remaining balance, maturing on May 31, 2019, collateralized by substantially all assets of the Company.	4,583,333	4,916,667

Notes payable to Ford Credit Corp. payable in monthly installments of $1,778 at 5.99%, due July 2015, secured by transportation equipment.	12,198	32,124

Note payable to Fletcher Jones of Chicago, Ltd LLC in monthly installments of $1,769 at 6.653%, due May 24, 2017, secured by transportation equipment.	49,047	66,334
Total notes payable	8,996,800	9,874,014
Less current maturities	872,285	875,002
Total long-term portion	$8,124,515	$8,999,012

In accordance with the Private Bank agreements referenced above, the Company is subject to minimum fixed charged ratio and tangible net worth thresholds. The Company was in compliance with these financial covenants at December 31, 2014. Further, the Company is required to deliver its annual and quarterly financial statements and related SEC filings within specified timeframes. Due to the Company’s delay in completing such filings the Company obtained waivers as further discussed in Note 16.

In addition, as of December 31, 2014 the Company had a $5 million revolving credit facility with The Private Bank. Borrowings under the facility were subject to interest at the prime rate or LIBOR plus 2.5%. At December 31, 2014 there were no borrowings under the facility. The facility expired in May 2015 but has been subsequently extended to May 2016.

Maturities of notes payables are as follows:

For the 12 months ending December 31,

2015	$872,285
2016	859,876
2017	849,084
2018	3,165,566
2019	3,249,989
Total	$8,996,800

LIFEWAY FOODS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2014, 2013 and 2012

Note 9 – COMMITMENTS AND CONTINGENCIES

The Company leases three stores for its Starfruit subsidiary. Total rent expense for these leases was $143,384, $347,164 and $379,348 for the years ended December 31, 2014, 2013 and 2012, respectively. The Company is also responsible for additional rent equal to real estate taxes and other operating expenses. Future annual minimum base rental payments for the leases as of December 31, 2014 are as follows:

For the year ending December 31,
2015	$70,539
2016	72,653
2017	74,832
2018	47,761
2019	49,194
Total	$314,979

Note 10 – PROVISION FOR INCOME TAXES

The provision for income taxes consists of the following:

	For the Years Ended December 31,
	2014	2013	2012
Current:
Federal	$2,142,526	$2,551,505	$2,757,332
State and local	819,478	554,174	882,640
Total current	2,962,004	3,105,679	3,639,972
Deferred	(719,778)	(238,804)	(434,896)
Provision for income taxes	$2,242,226	$2,866,875	$3,205,076

A reconciliation of the provision for income taxes and the income tax computed at the statutory rate is as follows:

	2014		2013		2012
	Amount	Percentage	Amount	Percentage	Amount	Percentage
Federal income tax expense computed at the statutory rate	$1,427,534	34.0%	$2,666,223	34.0%	$3,000,457	34.0%
State and local tax expense, net	214,970	5.1%	744,974	9.5%	838,363	9.5%
U.S. domestic manufacturers’ deduction & other permanent differences	463,646	11.0%	(455,442)	(5.8)%	(427,525)	(4.9)%
Additions for tax positions of prior years	215,102	5.1%	0	0%	0	0%
Change in tax rates	(138,008)	(3.2)%	0	0%	0	0%
Change in tax estimate	58,982	1.4%	(88,880)	(1.1)%	(206,219)	(2.2)%
Provision for income taxes	$2,242,226	53.4%	$2,866,875	36.6%	$3,205,076	36.4%

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2014	2013	2012
Balance at January 1	$—	$—	$—
Additions for tax positions of prior years	215,102	—	—
Balance at December 31	$215,102	$—	$—

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. During the years ended December 31, 2014, 2013, and 2012, the Company recognized approximately $64,600, $-, and $- in interest and penalties, respectively. The Company had approximately $64,600 and $- for the payment of interest and penalties accrued at December 31, 2014, and 2013, respectively.

LIFEWAY FOODS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2014, 2013 and 2012

Note 10 – PROVISION FOR INCOME TAXES - Continued

Amounts for deferred tax assets and liabilities are as follows:

	December 31,
	2014	2013	2012
Non-current deferred tax assets (liabilities) arising from: Temporary differences -

Accumulated depreciation and amortization	$(2,075,095)	$(2,896,058)	$(3,164,716)
Capital loss carry-forwards	0	52,632	136,198
Total non-current net deferred tax liabilities	(2,075,095)	(2,843,426)	(3,028,518)
Current deferred tax assets arising from:
Capital loss carry-forward	8,620	0	0
Unrealized losses (gain) on investments	127,234	(7,589)	(41,260)
Inventory	233,366	307,910	265,072
Allowance for doubtful accounts and discounts	39,120	21,750	10,875
Total current deferred tax assets	408,340	322,071	234,687
Net deferred tax liability	$(1,666,755)	$(2,521,355)	$(2,793,831)

Note 11 – SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for interest and income taxes are as follows:
	For the Years Ended
	December 31,
	2014	2013	2012
Interest	$266,581	$205,739	$191,277
Income taxes	$3,079,602	$4,362,991	$3,413,687

Note 12 – FAIR VALUE MEASUREMENTS

Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 820, Fair Value Measurementsand Disclosures, provides the framework for measuring fair value. That framework provides a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurement) and the lowest priority to unobservable inputs (level 3 measurements). The three levels of the fair value hierarchy under FASB ASC 820 are described as follows:

Level 1. Inputs to the valuation methodology are unadjusted quoted prices for identical assets or liabilities in active markets that the Company has the ability to access.

LIFEWAY FOODS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2014, 2013 and 2012

Note 12 – FAIR VALUE MEASUREMENTS – Continued

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

Following is a description of the valuation methodologies used for assets measured at fair value. There have been no changes in the methodologies used as of December 31, 2014 and 2013.

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

The following table sets forth by level, within the fair value hierarchy, the Company’s financial assets at fair value for the years ended December 31, 2014 and 2013. Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement:

	Assets and Liabilities at Fair Value as of December 31, 2014
	Level 1	Level 2	Level 3	Total

Certificate of Deposits	0	149,965	0	149,965
Mutual Funds	434,713	0	0	434,713
Stocks	485,890	0	0	485,890
Preferred Securities	0	178,240	0	178,240
Corporate Bonds	0	1,680,297	0	1,680,297
Notes Payable	0	8,996,800	0	8,996,800

LIFEWAY FOODS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2014, 2013 and 2012

Note 12 – FAIR VALUE MEASUREMENTS – Continued

	Assets and Liabilities at Fair Value as of December 31, 2013
	Level 1	Level 2	Level 3	Total

Certificate of Deposits	0	15,373	0	15,373
Mutual Funds	56,841	0	0	56,841
Stocks	1,072,201	0	0	1,072,201
Preferred Securities	0	462,096	0	462,096
Corporate Bonds	0	925,242	0	925,242
Notes Payable	0	9,874,014	0	9,874,014

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

Note 14 – RECENT ACCOUNTING PRONOUNCEMENTS

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”), which supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, including most industry-specific requirements. ASU 2014-09 establishes a five-step revenue recognition process in which an entity will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. ASU 2014-09 also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenues and cash flows from contracts with customers. In July 2015 the FASB decided to delay the effective date for implementation of ASU 2014-09. Under the delayed effective date, the Company is required to adopt the new standard not later than its first quarter of 2018. Management is currently evaluating the impact the adoption of ASU 2014-09 will have on the Company’s consolidated financial position, results of operations or cash flows and the method of retrospective application, either full or modified.

In July 2015, the FASB issued new accounting guidance for measuring inventory.  The core principal of the guidance is that an entity should measure inventory at the lower of cost and net realizable value.  Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation.  This guidance does not apply to inventory that is being measured using the Last-In, First-Out (LIFO) or the retail inventory method.

The guidance is effective for financial statements issued for annual and interim periods beginning after December 15, 2016 on a prospective basis.  Early adoption is permitted.  Management is currently evaluating the impact this will have on the consolidated financial statements.

LIFEWAY FOODS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2014, 2013 and 2012

Note 15 – SEGMENTS AND PRODUCTS

The Company has two separate operating segments, the sale of fermented dairy products and three retail locations in Illinois that sell the Company’s fermented dairy products.  The Company has determined reportable segments based on how the Company’s chief operating decision maker manages the business and in a manner consistent with the internal reporting provided to the chief operating decision maker. The chief operating decision maker, who is responsible for allocating resources and assessing performance of the operating segments, has been identified as the Chief Financial Officer and the board of directors that makes strategic decisions.  Substantially all of the consolidated revenues of the Company relate to the sale of fermented dairy products which are produced using the same processes and materials and are sold to consumer retail food sellers through direct delivery and distributors in the United States. The Company had less than $1 million in revenues attributable to its retail locations during the years ended December 31, 2014, 2013 or 2012.The Company’s annual revenues attributable to its three retail locations are considered not to be material and accordingly the Company has not presented financial information separately for this segment.  Substantially all of the consolidated revenues and assets of the Company are within the United States.

The Company manufactures probiotic, cultured, functional dairy health food products. The Company’s primary product is kefir, a dairy beverage similar to but distinct from yogurt, in several flavors and in several packages. In addition to the drinkable products, Lifeway manufactures “Lifeway Farmer Cheese,” a line of various farmer cheeses.

Sales of products by category were as follows for the years ended December 31:

	2014	2013	2012

Lifeway Farmer Cheese	$10,266,319	$9,388,067	$9,777,033
Drinkable Kefir other than ProBugs	110,297,098	90,441,363	73,003,926
ProBugs	7,867,980	7,126,630	4,628,990
Frozen Kefir	1,784,319	2,010,034	2,344,058
Total sales	$130,215,716	$108,966,094	$89,754,007

Note 16 - SUBSEQUENT EVENTS

On April 6, 2015 and May 14, 2015, the Company received letters (the “Nasdaq Notices”) from The NASDAQ Stock Market LLC (“Nasdaq”) notifying the Company that because it had not yet filed with the SEC its Annual Report on Form 10-K for the fiscal year ended December 31, 2014 (the “Form 10-K”) and its Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2015 (the “First Quarter Form 10-Q”), the Company is not in compliance with the periodic filing requirements for continued listing set forth in Nasdaq Listing Rule 5250(c)(1).  The Company, by filing this report, has filed the Form 10-K. The Company is diligently working to file the First Quarter Form 10-Q and the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2015 (the “Second Quarter Form 10-Q”) and to regain compliance with Nasdaq Rule 5250(c)(1).

On August 11, 2015, The Private Bank agreed to extend the due date for the Company to deliver its Annual Report on Form 10-K for the fiscal year ended December 31, 2014 until August 14, 2015 as well as the due date for the Company to deliver its First Quarter Form 10-Q to September 30, 2015 and its Second Quarter Form 10-Q to October 15, 2015.  On August 11, 2015, The Private Bank also extended the maturity date for the revolving credit facility to July 31, 2016.

ITEM 9.         CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On June 24, 2014, after determining that the Company would benefit from the review, advice and perspective of a new auditing firm, the Company dismissed Plante Moran, PLLC (“PM”) as the independent registered public accounting firm for the Company effective immediately. The Board and the Audit Committee of the Board (the “Audit Committee”) approved the dismissal of PM.

During the years ended December 31, 2013 and 2012 and the subsequent interim period through June 24, 2014, there were no: (1) disagreements with PM on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements, if not resolved to their satisfaction, would have caused them to make reference in connection with their opinion to the subject matter of the disagreement, or (2) reportable events under Item 304(a)(1)(v) of Regulation S-K except as set forth below.

As disclosed in Item 9A of our annual report on Form 10-K for our fiscal year ended December 31, 2012, our President and Chief Executive Officer and our Chief Financial Officer concluded that our internal controls were not effective because a material weakness existed in our internal control over financial reporting related to the classification of certain costs and expenses. Specifically, the Company and its auditors determined during the audit of our financial statements that certain post-closing adjustments were required with respect to our classification of certain direct manufacturing costs from general and administrative to cost of goods sold, primarily consisting of utilities, wage related expenses and overhead.

As disclosed in Item 9A of our annual report on Form 10-K for our fiscal year ended December 31, 2013, our President and Chief Executive Officer and our Chief Financial Officer concluded that our internal controls were not effective because pervasive material weaknesses existed in our internal control over financial reporting. Specifically, we had material weaknesses arising from a lack of segregation of duties in financial reporting, a fragmented financial statement preparation process with various levels of input and control resulting from the use of external consultants for the processing and preparation of our financial statements, inadequate systems used to identify, record and review period end activity and calculations of inventory and inadequate entity level controls.

The audit reports of PM on the Company’s consolidated financial statements as of and for the years ended December 31, 2012 and 2013 did not contain an adverse opinion or disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principles.

The audit report of PM on the effectiveness of internal control over financial reporting as of December 31, 2013 did contain an adverse opinion but did not contain a disclaimer of opinion nor was it modified or qualified as to the uncertainty, audit scope, or accounting principles. The adverse opinion as of December 31, 2013 was due to the effect of the material weaknesses and PM concluded in its audit report that the Company did not maintain effective internal control over financial reporting as a result of the material weaknesses reported in Item 9A of our annual report on Form 10-K for the fiscal year ended December 31, 2013 described above.

On June 20, 2014, the Registrant engaged Crowe Horwath LLP as the Company’s new independent registered public accounting firm for the year ending December 31, 2014. The engagement was approved by the Audit Committee and the Board. During the years ended December 31, 2013 and 2012, and the subsequent interim period prior to the engagement of Crowe Horwath LLP, the Company did not consult with Crowe Horwath LLP regarding any of the matters or events set forth in Item 304(a)(2)(i) and (ii) of Regulation S-K.

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

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of December 31, 2014 in ensuring that information required to be disclosed by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified under the Exchange Act rules and forms due to the material weaknesses described below. As a result, we performed additional analysis and other post-closing procedures to ensure our consolidated financial statements were prepared in accordance with generally accepted accounting principles. Accordingly, management believes the consolidated financial statements included in this Form 10-K fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented.

Management’s Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is identified in Exchange Act Rules 13a-15(f). Internal control over financial reporting is a process designed by, or under the supervision of, our principal executive officer and principal financial and accounting officer, and effected by the Board of Directors, management, and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Our internal control over financial reporting includes those policies and procedures that:

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

During 2014 and continuing through the date of this filing, management has allocated significant time and resources toward improving its overall control structure including (a) the remediation of the pervasive material weaknesses identified in the company’s 2013 Form 10-K (b) the remediation of additional material weaknesses identified during 2014 and (c) improving other control deficiencies.  Consequently, we were unable to perform a complete assessment of the effectiveness of our internal control over financial reporting as of December 31, 2014.  Based on our incomplete assessment however, our principal executive officer and principal financial and accounting officer concluded that our internal control over financial reporting was not effective as of December 31, 2014 because of the material weaknesses identified below.

Material Weaknesses Identified

1.	Entity level controls –

a.
The Company has not established an effective program for monitoring the design and operational effectiveness of internal controls over financial reporting whether manual or IT related on an on-going basis, including the testing and other procedures necessary to ensure that material weaknesses and other control deficiencies are identified and remediated in a timely fashion, thus causing differences in accordance with GAAP which could materially impact the financial statements.

b.	The Audit Committee’s oversight of accounting, financial reporting and internal control matters has not been effective.

2.	Financial reporting controls –

a.
The financial statement preparation process requires the involvement of a small team of both company employees and outside consultants and such involvement is not consistently reviewed, coordinated or timely.

b.	The Company has not consistently demonstrated effective preparation, support and review practices over journal entries and account reconciliations.

3.
Accounting For Corporate Credit Card Expenditures – The Company did not maintain sufficient internal controls over corporate credit card expenditures used by senior management and others to ensure compliance with its policies and practices for the timely and accurate accounting for, and reimbursement of these expenses.

4.
Fixed asset accounting – The Company did not maintain effective processing and monitoring controls to ensure that fixed asset additions are recorded in the proper accounting period and that such additions are timely placed into service with the proper depreciable life.

5.
Accounting for income taxes – The Company did not have adequate design or operation of controls that provide reasonable assurance that the accounting for income taxes was in accordance with U.S. GAAP. Specifically, we relied on third-party subject matter experts and did not have sufficient technical expertise in the income tax function to provide adequate review and control with respect to (a) the complete and accurate recording of inputs to the consolidated income tax provision and related accruals; and (b) identification and ongoing evaluation of uncertain tax positions.

This material weakness resulted in certain out of period adjustments to the provision for income taxes which were corrected by management prior to the issuance of the Company’s consolidated financial statements included herein.

Progress Toward the Remediation of Material Weaknesses

We have made remediation of our control deficiencies a top priority for Lifeway and we are committed to continually improving our internal controls over financial reporting.  Under the oversight of the Audit Committee of the Board of Directors, management has launched a dual path for its remediation.  One path toward remediation is broadly aimed at fundamental changes while the other path is more narrowly focused on the specifics of our control deficiencies.

To date the broader remedial actions have included the following:

●
During December 2014, the Company identified and engaged an outside consultant to perform the function of internal audit.  In 2015, the consultant began assisting us in documenting, evaluating and improving the design and operating effectiveness of our internal controls over financial reporting.

●
During December 2014, the newly established Compensation Committee of the Board of Directors of the Company (the “Committee”) has hired outside advisors to advise the Committee and the Company on developing and/or changing processes, procedures and policies related to compensation practices, including expense reimbursement.

●	During December 2014 the Audit Committee reviewed and updated its Audit Committee charter.

●
In July 2015, the Company hired a Vice President of Finance with public company reporting experience and hired an assistant to the controller.  These additions to the Company’s management and staff were made to enable more effective and consistent leadership and organizational focus on accounting, financial reporting and internal controls among other things.

To date the more specific remedial actions taken have included the following:

2014 Actions:

●
The Company established a formal checklist to be adhered to by the controller and accounting department which the chief financial officer will use to monitor the completeness and timeliness of the close process. Testing of the effectiveness of the new process is planned in 2015.

2015 Actions:

●
The Company developed and implemented a plan to simplify the process of recording fixed asset additions, improve the related segregation of duties and improve the related monitoring controls.  Testing of the effectiveness of the new process is planned in 2015.

●
The Company has drafted a new policy for account reconciliations and the frequency of completed account reconciliations has improved.  The new policy is expected to be implemented and additional testing of compliance is planned during 2015.

●
The Company has instituted more frequent and regular reviews and approvals of expense reimbursement requests, classification of reimbursed employee expenses, improved segregation of duties relating to such reimbursements and reduced the number of employees granted a corporate credit card.

Conclusion

We believe that the remediation measures discussed above will be sufficient to remediate the material weaknesses we have identified. As we continue to evaluate and work to improve our internal controls over financial reporting, we may determine that additional measures are necessary to address control deficiencies. Moreover, we may decide to modify certain of the remediation measures we implement as we continue to evaluate and work to improve our internal controls over financial reporting.

Changes in Internal Control over Financial Reporting

Except as discussed above there were no changes in our internal control over financial reporting that occurred during the fourth quarter of 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.       OTHER INFORMATION.

None.

PART III

ITEM 10.       DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors

LUDMILA SMOLYANSKY, 65, was appointed as a Director by the Board to fill a vacancy created by an increase of the maximum number of Directors up to seven and unanimously elected as the Chairperson of the Board in November 2002. For more than 20 years, Mrs. Smolyansky has been the operator of several independent delicatessen, gourmet food distributorship businesses and imported food distributorships. In 2002, prior to the commencement of her tenure as a Director, she was hired by the Company as its General Manager. Mrs. Smolyansky devotes as much time as necessary to the business of the Company and currently holds no other directorships in any other reporting company. Mrs. Smolyansky is the mother of Julie Smolyansky (the President, Chief Executive Officer, and a Director of the Company) and Edward P. Smolyansky (the Chief Operating Officer, Treasurer, Chief Financial and Accounting Officer and Secretary of the Company). Mrs. Smolyansky brings many years of food industry experience to the Board.

JULIE SMOLYANSKY, 40, was appointed as a Director, and elected President, Chief Executive Officer, Chief Financial Officer and Treasurer of the Company by the Board of Directors to fill the vacancies in those positions created by the death of her father, Michael Smolyansky, in June 2002. She is a graduate with a Bachelor’s degree from the University of Illinois at Chicago. Prior to her appointment, Ms. Smolyansky spent six years as the Company’s Director of Sales and Marketing. She devotes as much time as necessary to the business of the Company and currently holds no other directorships in any other reporting company. Ms. Smolyansky is the daughter of Ludmila Smolyansky, the Chairperson of the Board. In 2004, Ms. Smolyansky resigned as Chief Financial Officer and Treasurer and Edward Smolyansky, Ms. Smolyansky’s brother, was appointed to such positions. Ms. Smolyansky brings historical and operational expertise and experience to the Board.

POL SIKAR, 67, has been a Director of the Company since its inception in February 1986. He is a graduate with a Master’s degree from the Odessa State Institute of Civil Engineering in Russia. For more than 14 years, he has been President and a major shareholder of Montrose Glass & Mirror Co., a company providing glass and mirror products to the wholesale and retail trade in the greater Chicago area. Mr. Sikar devotes as much time as necessary to the business of the Company. Mr. Sikar holds no other directorships in any other reporting company. Mr. Sikar has been a Director since inception and brings a historical perspective to the Board.

RENZO BERNARDI, 77, has been a Director of the Company since 1994. Mr. Bernardi is the president and founder of Renzo & Sons, Inc., a dairy and food service company which has been in business since 1969 (formerly, Renzo-Milk Distribution Systems). He has over 30 years of experience in the dairy distribution industry. Mr. Bernardi is a graduate of Instituto Teonico E Commerciale of Macomer, Sardinia. Mr. Bernardi devotes as much time as necessary to the business of the Company. Mr. Bernardi holds no other directorships in any other reporting company. Mr. Bernardi brings deep industry experience to the Board.

PAUL LEE, 40, was elected as a Director of the Company to fill a vacancy on the Board of Directors in July 2012. Mr. Lee is currently CEO and Co-founder at Roniin LLC. Previously, Mr. Lee was a General Partner at Lightbank LLC and was a founding member and Senior Vice President at the Peacock Equity Fund. Mr. Lee brings financial and strategic experience to the Company’s Board of Directors. Mr. Lee devotes as much time as necessary to the business of the Company and currently holds no other directorships in any other reporting company

JASON SCHER, 40, was elected as a Director of the Company to fill a vacancy on the Board of Directors in July 2012. Mr. Scher is the Chief Operating Officer of Vosges Haut-Chocolat, currently the leading super premium brand of Chocolate the US.  Additionally he is currently a Principal of a Real Estate Development Company focused on affordable housing in the Chicago Area.  Mr. Scher previously served as a principal in a New York based Construction Management Company that performed work nationwide.  Mr. Scher started his career with XandO coffee bar/COSI Sandwich Bar in their Real Estate and Construction group.  His strong leadership has been instrumental in laying a foundation for an entrepreneurial growing business. Mr. Scher also brings financial and strategic experience to the Company’s Board of Directors. Mr. Scher devotes as much time as necessary to the business of the Company and currently holds no other directorships in any other reporting company.

MARIANO LOZANO, 48, has been a director of the Company since March 2015. He is an Argentine citizen and was appointed President and CEO of the Dannon Company, Inc., effective January 1, 2014. From March 2009 to December 2013, Mr. Lozano was General Manager of DANONE Brazil. Mr. Lozano started his career in various sales functions at Cerveceria y Malteria Quilmes, leader of the Argentinean beer market, and was then appointed Sales Director of Pilsbury Argentina. Mr. Lozano joined DANONE in March, 2000 as General Manager of Logistica La Serenisima S.A., in charge of sales and distribution for DANONE and La Serenisima products in Argentina. From 2004 to 2006 he was General Manager of DANONE Slovakia and from January 2006 to May 2009, General Manager of DANONE Clover (Pty) in South Africa. Mr. Lozano has been designated by DS Waters, LP (as the related successor to The Dannon Company, Inc.) to be its representative to the Board. Mr. Lozano holds an Industrial Engineer Diploma from the University of Buenos Aires, Argentina and brings deep industry experience.

Executive Officers

The Company’s executive officers are Julie Smolyansky, Chief Executive Officer, President and a member of the Board, and Edward Smolyansky, Chief Financial and Accounting Officer, Chief Operating Officer, Treasurer and Secretary.  Biographical information for Ms. Smolyansky is included above in Proposal One.

EDWARD P. SMOLYANSKY, 35, was appointed as Chief Financial and Accounting Officer and Treasurer of Lifeway in November 2004. He was also appointed Chief Operating Officer and Secretary in 2012. He had served as the Controller of the Company from June 2002 until 2004.  He received his baccalaureate degree in finance from Loyola University of Chicago in December 2001. Edward P. Smolyansky is the brother of Company President and Chief Executive Officer Julie Smolyansky and the son of Lifeway’s Chairperson of the Board, Ludmila Smolyansky.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s directors, executive officers and persons who beneficially own more than 10% of its Common Stock to file reports of ownership and changes in ownership with the Commission and to furnish the Company with copies of all such reports they file.  Based on the Company’s review of the copies of such forms received by it, or written representations from certain reporting persons, the Company believes that none of its directors, executive officers or persons who beneficially own more than 10% of the Company’s Common Stock failed to comply with Section 16(a) reporting requirements in the fiscal year ended December 31, 2014 (the “Last Fiscal Year”).

Family Relationships

Julie Smolyansky, the President, Chief Executive Officer and Director of Lifeway is the daughter of Ludmila Smolyansky, Chairperson of the Board of Directors of Lifeway and the sister of Edward P. Smolyansky. Edward P. Smolyansky, the Chief Financial and Accounting Officer, Chief Operating Officer, Treasurer and Secretary of Lifeway is the son of Ludmila Smolyansky and the brother of Julie Smolyansky.

Code of Ethics

The Company has adopted a Code of Ethics applicable to all Officers which is included in this report as an exhibit hereto. The Company’s Code of Ethics is available on the Company’s Internet website at www.lifeway.net. Any person may, without charge, request a copy of such Code of Ethics by contacting the Company at (847) 967-1010 or by email at info@lifeway.net.

Shareholder Communications

The Board currently does not provide a formal process for shareholders to send communications to the Board.  In the opinion of the Board, it is appropriate for the Company not to have such a process in place because the Board believes there is currently not a need for a formal policy due to, among other things, the limited number of shareholders of the Company.  While the Board will, from time to time, review the need for a formal policy, at the present time, shareholders who wish to contact the Board may do so by submitting any communications to the Company’s Secretary, Edward Smolyansky, at 6431 West Oakton, Morton Grove, Illinois 60053, (847) 967-1010, with an instruction to forward the communication to a particular director or the Board as a whole.  Mr. Smolyansky will receive the correspondence and forward it to any individual director or directors to whom the communication is directed.

Corporate Governance

Board of Directors

The Board oversees the Company’s risk management including understanding the risks the Company faces and what steps management is taking to manage those risks, as well as understanding what level of risk is appropriate for the Company.  The Board’s role in the Company’s risk oversight process includes receiving regular updates from members of senior management on areas of material risk to the Company, including operational, financial, legal and regulatory, human resources, employment, and strategic risks.

Since 2004, the positions of Chairperson of the Board of the Company and Chief Executive of the Company have been held by different individuals.  Currently, Ludmila Smolyansky serves as Chairperson of the Board of the Company and Julie Smolyansky as Chief Executive of the Company.  These two individuals provide leadership to the Board of Directors by setting the agenda for Board meetings, preparing information and alternatives for presentation to the Board and leading discussions among, and facilitating decision making by, the Board of Directors.

The Board believes that this structure is appropriate because it results in a balanced leadership, combining a separate Chairperson together with a member of management involved in the day-to-day operation of the Company’s business.

The Board intends to meet at least quarterly and the independent directors serving on the Board intend to meet in executive session (i.e., without the presence of any non-independent directors and management) immediately following at least two regularly scheduled Board meetings. During the fiscal year ended December 31, 2014 (the “Last Fiscal Year”), the Board held four (4) meetings.  Each current member of the Board, who was then serving, attended at least 75% of the total number of meetings of the Board and of the committees of the Board on which they served in the Last Fiscal Year. Paul Lee, Jason Scher, Pol Sikar and Renzo Bernardi are considered “independent” under the rules of the SEC and Nasdaq. The Company does not currently have a policy in place regarding attendance by Board members at the Company’s annual meetings. However, each of the current directors, who was then serving, attended the 2014 Annual Meeting of Shareholders.

The Board has three standing committees, consisting of an Audit Committee, a Compensation Committee and a Nominating Committee.

Audit Committee

The Audit Committee consisted of Messrs. Sikar, Bernardi and Lee in the Last Fiscal Year. In August 2015 Mr. Jason Scher was elected as a member of the Audit Committee to fill the vacancy created upon the resignation of Mr. Bernardi as a member of the Audit Committee.  In August 2015, Mr. Lee was elected as the Chairman of the Audit Committee. The Audit Committee held four (4) meetings in the Last Fiscal Year.  The Audit Committee has met with the Company’s management and the Company’s independent registered public accounting firm to review and help ensure the adequacy of its internal controls and to review the results and scope of the auditors’ engagement and other financial reporting and control matters.  Mr. Lee is financially literate and financially sophisticated, as those terms are defined under the rules of Nasdaq.  Mr. Lee is also a financial expert, as such term is defined under the Sarbanes-Oxley Act of 2002.  Messrs. Sikar, Bernardi, Lee and Scher are considered “independent” under the rules of the SEC and Nasdaq.

The Audit Committee has adopted a formal written charter (the “Audit Charter”).  The Audit Committee is responsible for ensuring that the Company has adequate internal controls and is required to meet with the Company’s auditors to review these internal controls and to discuss other financial reporting matters.  The Audit Committee is also responsible for the appointment, compensation and oversight of the auditors.  Additionally, the Audit Committee is responsible for the review and oversight of all related party transactions and other potential conflict of interest situations between the Company and its officers, directors, employees and principal shareholders.  The Audit Charter is available on the Company’s Internet website at www.lifeway.net.

Compensation Committee

The Compensation Committee consisted of Messrs. Scher, Lee and Bernardi in the Last Fiscal Year. In August 2015 Mr. Bernardi resigned as a member of the Compensation Committee.  Mr. Scher is the Chairman of the Compensation Committee. The Compensation Committee was established in December 2014. Accordingly, it held no meetings during the Last Fiscal Year.  The Compensation Committee approves the compensation package of the Company’s Chief Executive Officer and, based on recommendations by the Company’s Chief Executive Officer, approves the levels of compensation and benefits payable to the Company’s other executive officers, reviews general policy matters relating to employee compensation and benefits.  The Compensation Committee also approves the compensation package of the Company’s directors.  The Compensation Committee has the authority to appoint and delegate to a sub-committee the authority to make grants and administer bonus and compensation plans and programs.  Messrs. Scher, Lee and Bernardi are considered “independent” under the rules of the SEC and the Nasdaq.

The Compensation Committee has adopted a formal written charter (the “Compensation Charter”).  The Compensation Charter sets forth the duties, authorities and responsibilities of the Compensation Committee.  The Compensation Charter is available on the Company’s Internet website at www.lifeway.net.

In December 2014, the Compensation Committee was formed and its charter was approved by the Board of Directors.  The Compensation Committee, when determining executive compensation (including under the executive compensation program, as discussed below under the heading Compensation Discussion and Analysis), evaluates the potential risks associated with the compensation policies and practices.  The Compensation Committee believes that the Company’s compensation programs are designed with an appropriate balance of risk and reward in relation to the Company’s overall compensation philosophy and do not encourage excessive or unnecessary risk-taking behavior.  In general, the Company compensates its executives in cash and certain perquisites.  The Company’s current equity incentive plan is no longer subject to an effective Registration Statement on Form S-8 and is not being used by the Company. Because of the ownership levels of the executive officer, this type of compensation structure has not been considered to encourage excessive or unnecessary risk-taking behavior.  As a result, we do not believe that risks relating to our compensation policies and practices for our employees are reasonably likely to have a material adverse effect on the Company. The Compensation Committee is currently evaluating whether additional or different elements of compensation, such as stock incentive awards, should be included in order to achieve the most effective combination in motivating and retaining our executive officers at this stage in our development.  The Company intends to recapture compensation as required under the Sarbanes-Oxley Act.  However, there have been no instances where it needed to recapture any compensation.

Pursuant to its Charter, the Compensation Committee is authorized to retain and terminate, without Board or management approval, the services of an independent compensation consultant to provide advice and assistance. The Compensation Committee has the sole authority to approve the consultant’s fees and other retention terms, and reviews the independence of the consultant and any other services that the consultant or the consultant’s firm may provide to the company. The chair of the Compensation Committee reviews, negotiates and executes an engagement letter with the compensation consultant. The compensation consultant directly reports to the Compensation Committee.

Pursuant to the authority granted under its charter, our Compensation Committee hired Towers Watson Delaware, Inc. (“Towers Watson”) to advise on the compensation structure and awards, including whether and how to use equity as compensation and adopting a performance-based incentive plan, and to provide market data and other analysis for compensation of executive officers and members of our Board of Directors and to provide advice in connection with other compensation related policies and procedures. Prior to making its decisions for an executive officer other than the CEO, the Compensation Committee receives recommendations from the CEO as to the amounts and types of compensation and other awards for such executive officer.

The Compensation Committee believes that there is no conflict of interest based on any prior relationship with Towers Watson. In reaching this conclusion, our Compensation Committee considered the factors set forth in the SEC and NASDAQ rules regarding compensation advisor independence.

Compensation Committee Interlocks and Insider Participation

The Compensation Committee currently consists of Messrs. Scher and Lee.  None of such members was, at any time during the Last Fiscal Year or at any previous time, an officer or employee of the Company.

None of the Company's directors or executive officers serves as a member of the board of directors or compensation committee of any other entity that has one or more of its executive officers serving as a member of the Company’s board of directors. No member of the Compensation Committee had any relationship with us requiring disclosure under Item 404 of Securities and Exchange Commission Regulation S-K.

Nominating Committee

The Nominating Committee consisted of Messrs. Scher, Lee and Bernardi in the Last Fiscal Year. In August 2015 Mr. Bernardi resigned as a member of the Nominating Committee.  Mr. Scher is the Chairman of the Nominating Committee.  The Nominating Committee was established in December 2014. Accordingly, it held no meetings during the Last Fiscal Year.  The Nominating Committee evaluates and approves nominations for annual election to, and to fill any vacancies in, the Board and recommends to the Board the directors to serve on committees of the Board.  Messrs. Scher, Lee and Bernardi are considered “independent” under the rules of the SEC and the Nasdaq.

The Nominating Committee has adopted a formal written charter (the “Nominating Charter”).  The Nominating Charter sets forth the duties and responsibilities of the Nominating Committee and the general skills and characteristics that the Nominating Committee employs to determine the individuals to nominate for election to the Board.  The Nominating Charter is available on the Company’s Internet website at www.lifeway.net.

The Nominating Committee will consider any candidates recommended by shareholders.  In considering a candidate submitted by shareholders, the Nominating Committee will take into consideration the needs of the Board and the qualifications of the candidate.  Nevertheless, the Board may choose not to consider an unsolicited recommendation if no vacancy exists on the Board and/or the Board does not perceive a need to increase the size of the Board.  Shareholders should submit any recommendations of director candidates to the Company’s Secretary, Mr. Smolyansky, at 6431 West Oakton, Morton Grove, Illinois 60053, (847) 967-1010.

There are no specific minimum qualifications that the Nominating Committee believes must be met by a Nominating Committee-recommended director nominee.  However, the Nominating Committee believes that director candidates should, among other things, possess high degrees of integrity and honesty; have literacy in financial and business matters; have no material affiliations with direct competitors, suppliers or vendors of the Company; and preferably have experience in the Company’s business and other relevant business fields (for example, finance, accounting, law and banking).  The Nominating Committee considers diversity together with the other factors considered when evaluating candidates but does not have a specific policy in place with respect to diversity.

Members of the Nominating Committee meet in advance of each of the Company’s annual meetings of shareholders to identify and evaluate the skills and characteristics of each director candidate for nomination for election as a director of the Company.  The Nominating Committee reviews the candidates in accordance with the skills and qualifications set forth in the Nominating Charter and the rules of the Nasdaq.  There are no differences in the manner in which the Nominating Committee evaluates director nominees based on whether or not the nominee is recommended by a shareholder.

ITEM 11.       EXECUTIVE COMPENSATION.

COMPENSATION DISCUSSION AND ANALYSIS

In the paragraphs that follow, the Compensation Committee provides an overview and analysis of our compensation program and policies, the material compensation decisions made under those programs and policies with respect to our executive officers, and the material factors considered in making those decisions.

The Compensation Committee reviews, analyzes and approves the compensation of our executive officers, including the “Named Executive Officers” listed in the tables that follow this Compensation Discussion and Analysis.  Our Named Executive Officers for 2014 were:

• Julie Smolyansky, President and Chief Executive Officer; and

• Edward Smolyansky, Chief Financial and Accounting Officer, Treasurer, Chief Operating Officer and Secretary.

The Company had no other executive officers during 2014.  The tables that follow this Compensation Discussion and Analysis contain specific data about the compensation earned or paid in 2014 to the Named Executive Officers.  The discussion below is intended to help readers understand the detailed information provided in the compensation tables and put that information into the context of our overall compensation program.

Summary

In general, we operate in a marketplace where competition for talented executives is intense and significant.  The dairy health food industry is highly competitive and includes companies with far greater resources than ours.  We are engaged in the manufacture of probiotic, cultured, functional dairy health food products. Our primary product is kefir, a dairy beverage similar to but distinct from yogurt, in several flavors and in several packages. In addition to kefir, Lifeway manufactures “Lifeway Farmer Cheese,” a line of various farmer cheeses.

We are a growth Company and have continued year after year to increase our gross sales, net sales and stockholders’ equity. In 2014, our gross sales increased $21,249,622 (approximately 20%) to $130,215,716. Our total consolidated net sales in 2014 increased by $21,435,471 (approximately 22%) to $118,959,613. Total stockholders’ equity was $44,699,712, which is an increase of $1,750,590 when compared to December 31, 2013. This is primarily due to $1,956,404 in net income in 2014. The Board of Directors recognizes that the continued growth of the Company is a result of the efforts, skill and experience of the Company’s management, specifically the Chief Executive Officer and Chief Financial Officer, the experience, knowledge and guidance of the Chairman of the Board, and the oversight of the Board of Directors.

Continuity of personnel across multi-disciplinary functions is critical to the success and continued growth of our business.  Furthermore, since we have relatively few employees, each must perform a broad scope of functions, and there is very little redundancy in skills. The unique production process for Kefir, which is not widely known, requires specific knowledge and skills, as well as the multiple functions that our executives perform and may make it difficult to attract and retain talented executives. The Company has in the past considered the specific challenges and achievements of the Company and the Company’s financial performance and growth when approving Named Executive Officer compensation.

In December 2014, we formed our Compensation Committee. The Compensation Committee, pursuant to the powers granted in its charter, is evaluating the current compensation of our Named Executive Officers and will determine whether additional or different elements of compensation should be included in order to achieve the most effective combination in motivating and retaining our Named Executive Officers at this stage in our development and to ensure that our compensation procedures, policies and awards are commensurate with market standards and appropriately aligned with stockholder interests.

In 2015, the Compensation Committee engaged Towers Watson, a global professional services firm, to advise on the compensation structure and awards, including whether and how to use equity as compensation and adopting a performance-based incentive plan, and to provide market data and other analysis for compensation of Named Executive Officers and members of our Board of Directors as well as to provide advice in connection with other compensation related policies and procedures.

Objectives of Our Compensation Program

The objectives of our compensation program for our Named Executive Officers and other employees are to provide competitive cash compensation and health and retirement benefits.  Our Company seeks to promote healthy lifestyles for individuals and families through its products and its culture, including its compensation program.

Individual performance is measured subjectively taking into account Company and individual progress toward overall corporate goals, as well as each individual’s skills, experience, and responsibilities, together with corporate and individual progress in the areas of regulatory compliance, business development, employee development, and other values designed to build a culture of high performance.  No particular weight is assigned to these measures, and the Compensation Committee is of the view that much of the Company’s progress results from team effort.  These policies and practices are based on the principle that total compensation should serve to attract and retain those executives and employees critical to our overall success and are designed to reward executives for their contributions toward business performance that enhances shareholder value.

Role of the Compensation Committee

Our Compensation Committee assists our Board of Directors by discharging responsibilities relating to the compensation of our Named Executive Officers.  As such, the Compensation Committee has responsibility over certain matters relating to the fair and competitive compensation of our executives, employees and directors (only non-employee directors are compensated as directors) as well as matters relating to equity-based benefit plans, if any.  Each of the members of our Compensation Committee is independent in accordance with the criteria of independence set forth in Rule 5605(a)(2) of the Nasdaq Listing Rules.  We believe that their independence from management allows the members of the Compensation Committee to provide unbiased consideration of various elements that could be included in an executive compensation program and apply independent judgment about which elements best achieve our compensation objectives.

In December 2014, the Compensation Committee was formed and its charter was approved by the Board of Directors.  Prior to that, the entire Board of Directors performed the functions of the Compensation Committee. Pursuant to the charter, the Compensation Committee is responsible for, among other things:

●	reviewing the Company’s overall compensation philosophy and strategy;

●	evaluating and determining the compensation of the Chief Executive Officer;

●	evaluating and setting, in conjunction with the Chief Executive Officer, the compensation of other officers;

●	reviewing and approving the annual Compensation Discussion and Analysis;

●	evaluating and approving the components and amounts of compensation of the Company’s employees;

●
evaluating, considering and approving, in its discretion, grants and awards made under the Company’s equity-based compensation plans, if any, subject to any limitations prescribed by the Board and subject to any authority delegated by the Committee to the subcommittee described below;

●	evaluating, considering and approving, in its discretion, compensation for non-employee members of the Board of Directors; and

●	managing and controlling the operation and administration of the Company’s equity incentive plans.

Pursuant to its charter, the Compensation Committee is authorized to retain and terminate, without Board or management approval, the services of an independent compensation consultant to provide advice and assistance. The Compensation Committee has the sole authority to approve the consultant’s fees and other retention terms, and reviews the independence of the consultant and any other services that the consultant or the consultant’s firm may provide to the company. The chair of the Compensation Committee reviews, negotiates and executes an engagement letter with the compensation consultant. The compensation consultant directly reports to the Compensation Committee.

Our Compensation Committee engaged Towers Watson to advise on the compensation structure and awards, in including whether and how to use equity as compensation and adopting a performance-based incentive plan, and to provide market data and other analysis for compensation of Named Executive Officers and members of our Board of Directors, as well as to provide advice in connection with other compensation related policies and procedures.

Elements of Compensation

To achieve the objectives described above, the three primary compensation elements used for Named Executive Officers are currently base salary, cash bonus and payment of certain perquisites.  The Board of Directors has previously determined that this was an effective combination in motivating and retaining our Named Executive Officers. The Company’s current equity incentive plan is no longer subject to an effective Registration Statement on Form S-8 and is not being used by the Company. The Compensation Committee will evaluate whether additional or different elements of compensation should be included in order to achieve the most effective combination in motivating and retaining our Named Executive Officers at this stage in our development.

Element	Form	Description

Base Salary	Cash (Fixed)	The fixed amount of compensation for performing day-to-day responsibilities.
Named Executive Officers are generally eligible for increases annually, depending on Company and individual performance.
The fixed amount of compensation provides our Named Executive Officers with a degree of retention and stability.

Annual Bonus	Cash (Variable)	Provides competitively-based annual incentive awards for achieving corporate goals and objectives.
Generally, every employee is eligible to earn an annual cash incentive award, promoting alignment and pay-for-performance at all levels of the organization.

The Company does not have a formalized cash incentive award plan, and awards are based on the subjective recommendation of the President and Chief Executive Officer (except as to the Chief Executive Officer’s cash bonus) and, previously, on the Board of Directors’ subjective judgment and, going forward, on the Compensation Committee’s subjective judgment.

Perquisites	Variable	Provides perquisites to facilitate the operation of the Company’s business and assist the Company in recruiting and retaining key executives.
Perquisites for the Named Executive Officers have in the past included automobile allowances, 401(k) matching, and other items discussed below.

Setting Executive Compensation

Historically, we have not used quantitative methods in setting any element of executive compensation, nor have we utilized other companies for benchmarking purposes because the Company believes that those businesses which would be most comparable to the Company are either privately held or too different in size and structure. We use discretion, guided in large part by the concept of pay-for-performance, and we consider all elements of an executive’s compensation package when setting each portion of compensation.  Year-to-year changes in base salary have usually been relatively modest based on past and projected growth of the Company, reviewed quarterly.  Bonuses have usually been paid to all Named Executive Officers when they were paid at all to any employees.  We may choose other compensation approaches if circumstances warrant. Going forward, the Compensation Committee will consider relative levels of compensation among the Named Executive Officers.

When determining compensation for a new executive officer, and when annually reviewing the compensation for our executive officers, factors taken into consideration include:

●	the individual’s skills, knowledge and experience;

●	the individual’s past and potential future impact on our short-term and long-term success;

●	the individual’s recent compensation levels in other positions; and

●	any present and expected compensation information obtained from other prospective candidates interviewed during the recruitment process, if applicable.

Determination of bonuses for executive officers is guided in large part by the concept of pay-for-performance. We consider the growth of the Company, its financial performance, changes in stockholder value and all elements of an executive’s compensation package when setting each portion of compensation.

In setting our executive compensation for 2014, no specific benchmarking activities were undertaken.

Beginning this year and going forward, the Compensation Committee will review and determine annually the compensation for our Chief Executive Officer.  Each year, recommendations for the compensation for other executive officers (other than herself) will be prepared by the Chief Executive Officer and reviewed with the Compensation Committee and modified by it where appropriate.

In order to assess the performance of a full calendar year, annual cash incentive awards are generally determined in December of each year.

As a result of the formation of the Compensation Committee in December 2014, the Board of Directors did not establish compensation for Named Executive Officers in 2015. The Named Executive Officers and the Compensation Committee determined to continue the 2014 levels of compensation until the Compensation Committee completes its review of market standards and current Company practices. Factors the Compensation Committee will consider in reviewing and adjusting the Named Executive Officers’ 2015 compensation levels include market levels of compensation of similarly situated executive officers at comparable companies, advice of the independent compensation consultant relating to market levels and structure of compensation, the overall position and progress of the Company, and the skills, experience, responsibilities, achievements, industry knowledge and historical compensation of each of the Named Executive Officers.  In approving current compensation levels, consideration was given to the current effects and future prospects resulting from the Company’s acquisition of the Wisconsin facility in July 2013, the Company’s expansion and plans for expansion outside of the United States and the multiple functions that the Named Executive Officers fulfill as a result of the limited number of employees of the Company.

2014 Executive Compensation

The amount of compensation earned by each of the Named Executive Officers during fiscal 2014, 2013 and 2012 is shown in the Summary Compensation Table below.

In December 2014, the Board of Directors, in anticipation of the Compensation Committee’s meeting, did not establish the salaries of the Named Executive Officers for 2015.  The Compensation Committee determined  in its first meeting in 2015 that the salaries of the Named Executive Officers for 2015 are  being maintained at the same level as in 2014 pending completion of a review by the Compensation Committee and hiring of a compensation consultant.

Julie Smolyansky.  Ms. Smolyansky serves as our President and Chief Executive Officer pursuant to an employment agreement effective December 12, 2002.  In 2014 the Board of Directors awarded a cash bonus award of $100,000. As discussed above, Ms. Smolyansky’s base salary in 2015 is being maintained at $1,338,789.

Edward Smolyansky.  Mr. Smolyansky serves as our Chief Financial and Accounting Officer, Treasurer, Chief Operating Officer and Secretary. Mr. Smolyansky does not have an employment agreement.  In 2014 the Board of Directors awarded a cash bonus award of $100,000 to Mr. Smolyansky. As discussed above, Mr. Smolyansky’s base salary in 2015 is being maintained at $1,340,849.

Benefits Provided to Executive Officers

We provide our executive officers with certain benefits that the Compensation Committee believes are reasonable and consistent with our overall compensation program.  The Compensation Committee will periodically review the levels of benefits provided to our executive officers.

Ms. Smolyansky and Mr. Smolyansky are eligible for health insurance and 401(k) benefits to the same extent and subject to the same conditions as provided to all other employees.  The amounts shown in the Summary Compensation Table under the heading “All Other Compensation” include the value of the Company’s matching contributions to the 401(k) accounts of the Named Executive Officers as well as other perquisites itemized therein.

The Company provides a Company-leased vehicle to each of the Named Executive Officers, as their positions require travel offsite frequently to locations for which other types of transportation expenses would be inefficient. The Company vehicle that may be used for personal use as well as business use. The Company treats the costs such vehicles as taxable compensation to the named executive officer.

By reason of the role of the Chief Executive Officer and Chief Financial Officer in exploring, planning and implementing the expansion of the Company’s distribution of products, and in supporting and developing the Lifeway brand, which require extensive travel, make on-camera and personal appearances and require them to be in the public eye, we pay for a number of expenses to assist Ms. Smolyansky and Mr. Smolyansky in fulfilling these Company responsibilities that, under SEC regulations, are required to be included in the All Other Compensation column of the Summary Compensation Table set forth below. In order to simplify the reimbursement of certain non-delineated expenses to the Chief Executive Officer and Chief Financial Officer, the Company has allowed the use of the corporate credit card by each of them in lieu of individual expense reimbursement. In 2014, certain amounts charged on corporate credit cards by the Named Executive Officers were included in the non-accountable expense plan and treated as compensation to the applicable Named Executive Officer.

The Compensation Committee is currently reviewing the Company’s practices relating to perquisites and personal benefits for our Named Executive Officers and other employees. Pursuant to its discretion, the Compensation Committee, with the counsel of its outside advisors, intends to adopt an Expense Reimbursement Policy for the executive officers and other employees. The policy will revise, amend, limit or add to the current practices and policies of the Company with respect to perquisites and personal benefits. The adoption of the Expense Reimbursement Policy will address certain material weaknesses in internal controls over financial reporting as discussed in Item 9A. As further remediation of the material weaknesses the Company has instituted more frequent and regular reviews and approval of expense reimbursement requests, classification of reimbursed employee expenses, improved segregation of duties relating to such reimbursements and reduced the number of employees granted a corporate credit card.

Chairman of the Board

Ludmila Smolyansky has been and continues to be an important part of the Company’s success and growth through her roles as Chairman of the Board and consultant to the Company’s management. Ms. Smolyansky has been involved in the health food market for over 40 years. Her knowledge of the history of the Company and the industry is invaluable to the Company. Additionally, Ms. Smolyansky has a vast knowledge of markets outside of the Unites States and products related to the Company’s current product line.

As Chairman of the Board, Ms. Smolyansky guides the board in the analysis of strategic development of the Company. She brings to bear her historical knowledge of the Company and industry to advise the Board on what has and can be successful strategies and what strategies have not been successful and why. Ms. Smolyansky’s business acumen allows her to lead the Board in successful long term strategic planning. Ms. Smolyansky did not receive any additional retainer fees or other meeting attendance fees in her capacity as a director.

Ms. Smolyansky has also been a consultant to Company’s management.  Ms. Smolyansky uses her experience and expertise to assist management in more detailed and specific strategic planning and management of such strategies. Specifically, in 2014, Ms. Smolyansky assisted management with recent efforts to expand production and distribution outside of the United States, including developing plans and strategies for geographic expansion in Canada, Europe, Mexico, the Caribbean, Canada and other locations, and plans for increasing distribution in those locations in an efficient and productive way. Ms. Smolyansky provided advice to management about when and where to expand, the most efficient and effective methods for distribution in different geographic areas, guidance relating to negotiating with parties outside of the United States and establishing plans for future expansion in the coming years.  Ms. Smolyansky also assists in the development of recipes and new products, and new product and facility acquisition. In 2014, Ms. Smolyansky was paid $718,260 in cash. Ms. Smolyansky was also provided the opportunity to participate in the Company’s health benefit plan and 401(k) plan. The “all other compensation” column of the Director Compensation table reflects for Ms. Smolyansky (i) the Company’s portion of the matching contributions to the Company’s 401(k) plan on her behalf equal to $12,830 for 2014; and (ii) approximately $7,251 for health insurance premiums.

The Compensation Committee is currently reviewing the arrangement with Ms. Smolyansky as part of their responsibility under the Compensation Committee Charter.

Recapture Policy

The Company has no formal policies and/or provisions with respect to the adjustment or recovery of awards or payments if the relative performance measures upon which they are based are restated or otherwise adjusted in a manner that would have reduced the size of an award or payment.  The Company intends to recapture compensation as currently required under the Sarbanes-Oxley Act and as may be required by the rules promulgated in response to Dodd-Frank. However, there have been no instances to date where it needed to recapture any compensation.

Employment Agreements

Julie Smolyansky has an employment agreement which is more fully described below under “Employment agreements and change-in-control arrangements between the Company and Named Executive Officers.”

There are no employment agreements with other executive officers (written or unwritten).

Accounting and Tax Considerations

The accounting and tax treatment of compensation generally has not been a factor in determining the amounts of compensation for the Company’s executive officers.

Section 162(m) of the Internal Revenue Code of 1986, as amended, limits tax deductions of public companies on compensation paid to certain executive officers in excess of $1 million.  The Compensation Committee will, going forward, consider the impact of Section 162(m) on its compensation decisions, but has no formal policy to structure executive compensation so that it complies with the requirements of Section 162(m). The Company’s intent going forward is to design and administer executive compensation programs in a manner that will preserve the deductibility of compensation paid to the Company’s executive officers, while the Compensation Committee reviews the need for a formal policy. One way the Company intends to accomplish this goal is to include performance based bonus criteria in the Company's proxy statement containing submission of say on pay matters to a vote of its stockholders. However, the Company reserves the right to design programs that recognize a full range of performance criteria important to the Company’s success, even where the compensation paid under such programs may not be deductible, and in any case, there can be no assurance that the compensation intended to qualify for deductibility under Section 162(m) awarded or paid by the Company will be fully deductible.

The Compensation Committee will monitor the tax and other consequences of the Company’s executive compensation program as part of its primary objective of ensuring that compensation paid to the Company’s executive officers is appropriate, performance-based and consistent with the Company’s goals and the goals of the Company’s stockholders.

COMPENSATION COMMITTEE REPORT

The following report does not constitute soliciting material and is not considered filed or incorporated by reference into any other filing by the Company under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.

The Compensation Committee has reviewed and discussed with management the Compensation Discussion and Analysis that precedes this Report as required by Item 402(b) of the SEC’s Regulation S-K.  Based on its review and discussions with management, the Compensation Committee recommended to the Board the inclusion of the Compensation Discussion and Analysis in this Proxy Statement.

Respectfully Submitted,

COMPENSATION COMMITTEE
Jason Scher, Chairman
Paul Lee

THE FOREGOING COMPENSATION COMMITTEE REPORT SHALL NOT BE “SOLICITING MATERIAL” OR BE DEEMED FILED WITH THE SEC, NOR SHALL SUCH INFORMATION BE INCORPORATED BY REFERENCE INTO ANY FILING UNDER THE SECURITIES ACT OF 1933, AS AMENDED, OR THE EXCHANGE ACT, EXCEPT TO THE EXTENT THE COMPANY SPECIFICALLY INCORPORATES IT BY REFERENCE INTO SUCH FILING.

Named Executive Officers

The following table sets forth certain information concerning compensation received by the Company’s Named Executive Officers, consisting of the Company’s Chief Executive Officer and Chief Financial Officer, for services rendered in all capacities during the Last Fiscal Year.

Summary Compensation Table
Name and Principal Position(s)	Year	Salary ($)	Bonus ($)	All Other Compensation ($)	Total ($)
Julie Smolyansky Chief Executive Officer and President	2014 2013 2012	$1,338,789 $ 900,000 $ 890,903	$100,000 $115,000 $125,000	$186,027 (1) $ 44,500 (2) $ 44,280 (3)	$1,624,816 $1,059,500 $1,060,183

Edward Smolyansky Chief Financial and Accounting Officer, Chief Operating Officer, Treasurer and Secretary	2014 2013 2012	$1,340,849 $1,000,000 $ 928,403	$100,000 $150,000 $150,000	$216,889 (4) $ 38,500 (5) $ 31,280 (6)	$1,657,738 $1,188,500 $1,109,683

(1)
Consists of (a) $142,257 treated as compensation to Ms. Smolyansky under a non-accountable expense plan as further discussed above under “Compensation Discussion and Analysis – Benefits Provided to Executive Officers,” (b) $17,500 representing the Company’s matching contributions to the 401(k) plan on behalf of Ms. Smolyansky, (c) $11,778 of health insurance premiums and (d) $14,492 of lease payments related to personal usage of a Company leased vehicle by Ms. Smolyansky.

(2)
Consists of (a) $17,500 representing the Company’s matching contributions to the 401(k) plan on behalf of Ms. Smolyansky, (b) $12,000 of health insurance premiums and (c) $15,000 related to personal usage of a Company leased vehicle by Ms. Smolyanksy, including lease payments, insurance premiums and fuel.

(3)	Consists of $22,860 related to personal usage of a Company leased vehicle by Ms. Smolyanksy, including lease payments, insurance premiums and fuel.

(4)
Consists of (a) $177,138 treated as compensation to Mr. Smolyansky under a non-accountable expense plan as further discussed above under “Compensation Discussion and Analysis – Benefits Provided to Executive Officers,” (b) $17,500 representing the Company’s matching contributions to the 401(k) plan on behalf of Mr. Smolyansky, (c) $7,251 of health insurance premiums and (d) $14,492 of lease payments related to personal usage of a Company leased vehicle by Mr. Smolyansky.

(5)
Consists of (a) $17,500 representing the Company’s matching contributions to the 401(k) plan on behalf of Mr. Smolyansky, (b) $6,000 of health insurance premiums and (c) $15,000 related to personal usage of a Company leased vehicle by Mr. Smolyanksy, including lease payments, insurance premiums and fuel.

(6)
Consists of (a) $17,000 representing the Company’s matching contributions to the 401(k) plan on behalf of Mr. Smolyansky and (b) $22,860 related to personal usage of a Company leased vehicle by Ms. Smolyanksy, including lease payments, insurance premiums and fuel.

Employment agreements and change-in-control arrangements between the Company and Named Executive Officers

Julie Smolyansky has an employment agreement (the “Employment Agreement”) with the Company pursuant to which she serves as Chief Executive Officer. Pursuant to the Employment Agreement, Ms. Smolyansky is entitled to an annual base salary and an annual bonus subject to such incentive bonus targets and plans which the Company may adopt from time to time. The Company has not currently set any such targets in advance or adopted any such plans. In lieu thereof, Ms. Smolyansky’s salary and  discretionary bonus are determined on an annual basis concurrently with determining amounts for other executive officers. In the event that (a) Ms. Smolyansky is terminated other than for Cause (as defined therein) or (b) Ms. Smolyansky terminates her employment for Good Reason (as defined therein) or death, then Ms. Smolyansky is entitled to a lump sum payment consisting of (y) twice her then-current base salary and (z) the aggregate of the annual bonus for which she is then eligible under the Employment Agreement and any plans.

There are no employment agreements with other executive officers (written or unwritten).

There are no agreements with the Named Executive Officers that provide for payments in connection with resignation, retirement, termination of employment or change in control other than the Employment Agreement described above.

Equity Compensation Plans

The following table sets forth certain information, as of July 28, 2015, regarding the shares of Lifeway’s Common Stock authorized for issuance under Lifeway’s equity compensation plan.

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

Outstanding Equity Awards At December 31, 2014

As of December 31, 2014, there were no stock options outstanding or exercisable and no unvested stock awards.

Director Compensation

Name	Cash		Other Compensation		Total
Ludmila Smolyansky	$718,260	(1)	$20,081	(2)	$738,341
Pol Sikar	$22,500		$—		$22,500
Renzo Bernardi	$15,000		$—		$15,000
Mariano Lozano	$—		$—		$—
Paul Lee	$59,500		$—		$59,500
Jason Scher	$36,500		$—		$36,500

(1)
Of the Fees Paid in Cash, $718,260 represents the annual fees paid to Ms. Smolyansky for her services as a consultant to the Company on strategic matters including, without limitation, plans and strategies for geographic expansion and development of recipes and new products, and new product and facility acquisition. Ms. Smolyansky did not receive any additional retainer fees or other meeting attendance fees in her capacity as a director.

(2)	Represents (i) the Company’s portion of the matching contributions to the Company’s 401(k) plan on behalf of Ludmila Smolyansky: $12,830 for 2014; and (ii) $7,251 for health insurance premiums.

ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

As of July 28, 2015, the Company’s directors and Named Executive Officers beneficially own, directly or indirectly, in the aggregate, approximately 49.7% of its outstanding Common Stock.  These shareholders have significant influence over the Company’s business affairs, with the ability to control matters requiring approval by the Company’s shareholders, including the two proposals set forth in this Proxy Statement as well as approvals of mergers or other business combinations.

The following table sets forth as of July 28, 2015, certain information with respect to the beneficial ownership of the Common Stock as to (i) each person known by the Company to beneficially own more than 5% of the outstanding shares of the Company’s Common Stock, (ii) each of the Company’s directors, (iii) each of the Company’s Named Executive Officers, and (iv) all of the Company’s directors and executive officers as a group.

COMMON STOCK
Name and Address (a)	Shares Beneficially Owned (b)
	Number		Percent
Ludmila Smolyansky	7,310,699	(c)	44.7%
Julie Smolyansky	520,373	(d)	3.2%
Edward Smolyansky	291,515		1.8%
Pol Sikar	3,000		*
Renzo Bernardi	14,900		*
Mariano Lozano c/o of Danone Foods, Inc. 100 Hillside Avenue White Plains, NY 10603-2861	0		—
Paul Lee	0		—
Jason Scher	0		—
Danone Foods, Inc. 100 Hillside Avenue White Plains, NY 10603-2861	3,454,756	(e)	21.1%
Mario J. Gabelli c/o Peter D. Goldstein GAMCO Investors, Inc. One Corporate Center Rye, New York 10580-1435	831,805	(e)(f)	5.1%
All directors and executive officers as a group (8 persons)	8,140,487	(c)(d)	49.8%
____________
*	Less than 1%

(a)	Unless otherwise indicated, the business address of each person named in the table is c/o Lifeway Foods, Inc., 6431 Oakton St., Morton Grove, IL 60053.
(b)
Applicable percentage of ownership is based on 16,346,017 shares of Common Stock outstanding as of July 28, 2015.  Beneficial ownership is determined in accordance with the rules of the SEC, and includes voting and investment power with respect to shares.  Shares of Common Stock subject to options, warrants or other convertible securities exercisable within 60 days after July 28, 2015 are deemed outstanding for computing the percentage ownership of the person holding such options, warrants or other convertible securities, but are not deemed outstanding for computing the percentage of any other person.  Except as otherwise noted, the named beneficial owner has the sole voting and investment power with respect to the shares of Common Stock shown.

(c)	Includes 7,369,584 shares held by the Ludmila Smolyansky Trust 2/1/05, of which Ms. Smolyansky is the trustee.
(d)	Includes 8,108 shares held by Ms. Smolyansky on behalf of minor children and 1,554 shares held by Ms. Smolyansky’s spouse.
(e)
Based on the numbers of shares reported in the most recent Schedule 13D or Schedule 13G, as amended, if applicable, and filed by such shareholder with the SEC through July 28, 2015 and information provided by the holder or otherwise known to the Company.

(f)
Mr. Gabelli directly or indirectly controls or acts as the chief investment officer of Gabelli Funds, LLC, GAMCO Asset Management, Inc. and Teton Advisors, Inc. The 831,805 shares of the Company’s common stock that Mr. Gabelli may be deemed to beneficially own, include (i) 5,500 shares held directly by Mr. Gabelli, (ii) 326 shares held by Gabelli Funds, LLC, (iii) 286,305 shares held by GAMCO Asset Management, Inc., and (iv) 213,000 shares held by Teton Advisors, Inc.

ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

We have determined that there were no related party transactions in excess of $120,000 for each of 2012, 2013 or 2014, or currently proposed, involving the Company except for the consulting arrangement with Ludmila Smolyansky, the Company’s non-executive Chairman of the Board, as further discussed in footnote 1 to the Directors’ Compensation table included in Part II, Item 11 – Executive Compensation.

ITEM 14.       PRINCIPAL ACCOUNTING FEES AND SERVICES.

Crowe Horwath LLP served as the independent registered public accounting firm to audit the Company’s consolidated financial statements for the fiscal year ended December 31, 2014. Plante Moran, PLLC served as the independent registered public accounting firm to audit the Company’s consolidated financial statements for the  fiscal year ended December 31, 2013.

The Company’s Audit Committee has adopted policies and procedures for pre-approving all non-audit work performed by Crowe Horwath LLP for the fiscal year ended December 31, 2014 and Plante Moran, PLLC for the fiscal year ended December 31, 2013.  In determining whether to approve a particular audit or permitted non-audit service, the Audit Committee will consider, among other things, whether the service is consistent with maintaining the independence of the independent registered public accounting firm.  The Audit Committee will also consider whether the independent registered public accounting firm is best positioned to provide the most effective and efficient service to our Company and whether the service might be expected to enhance our ability to manage or control risk or improve audit quality.  Specifically, the Audit Committee has pre-approved the use of Crowe Horwath LLP for detailed, specific types of services within the following categories of non-audit services: acquisition due diligence and audit services; tax services; and reviews and procedures that the Company requests Crowe to undertake on matters not required by laws or regulations.  In each case, the Audit Committee has required management to obtain specific pre-approval from the Audit Committee for any engagements.

Audit Fees, Audit-Related Fees, Tax Fees and All Other Fees

The aggregate fees billed for professional services by Crowe Horwath LLP or Plante Moran PLLC for these various services were:

	For the fiscal years ended December 31,
Type of Fees	2014		2013
	Crowe Horwath LLP	Plante Moran, PLLC	Plante Moran, PLLC
(1) Audit Fees	$665,248	$24,470	$345,895
(2) Audit-Related Fees	—	—	—
(3) Tax Fees	—	—	—
(4) All Other Fees	—	—	—
	$665,248	$24,470	$345,895

In the above table, in accordance with the SEC’s definitions and rules, “audit fees” are fees the Company paid Crowe Horwath LLP or Plante Moran, PLLC for professional services for the audit of the Company’s consolidated financial statements for the fiscal years ended December 31, 2014 and 2013 included in Form 10-K and included in Form 10-Qs and for services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements; “audit-related fees” are fees for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s consolidated financial statements; “tax fees” are fees for tax compliance, tax advice and tax planning; and “all other fees” are fees for any services not included in the first three categories.  All of the services set forth in sections (1) through (4) above were approved by the Audit Committee in accordance with the Audit Committee Charter.

For the fiscal years ended December 31, 2014 and 2013, the Company retained a firm other than Crowe Horwath LLP or Plante Moran, PLLC for tax compliance, tax advice and tax planning.

PART IV

ITEM 15.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

A list of the Financial Statements and Financial Statement Schedules filed as part of this Report is set forth in Item 8, which list is incorporated herein by reference.

Schedule II - Valuation and qualifying accounts

Lifeway Foods, Inc. and subsidiaries
December 31, 2014
(In Thousands)

	Additions
	Balance at beginning of period	Charged to costs and expenses	Deductions — describe		Balance at end of period
Year Ended 31 December 2014:
Deductions from assets accounts:
Allowance for doubtful accounts	$50	$129	$79	(1)	$100
Reserve for promotions discount	1,000	10,395	10,445	(2)	950
Total	1,050	10,524	10,524		1,050

Year Ended 31 December 2013:
Deductions from assets accounts:
Allowance for doubtful accounts	$25	$45	$20	(1)	$50
Reserve for promotions discount	945	10,861	10,806	(2)	1,000
Total	$970	$10,906	$10,826		$1,050

Year Ended 31 December 2012:
Deductions from assets accounts:
Allowance for doubtful accounts	$10	$432	$417	(1)	$25
Reserve for promotions discount	—	9,277	8,332	(2)	945
Total	10	9,709	8,749		970

_______________________________

(1)	Uncollectible accounts written off, net of recoveries.
(2)	Discounts taken by customers during year.

EXHIBITS

3.1	Amended and Restated Bylaws (incorporated by reference to Exhibit No. 3.5 to Lifeway’s Current Report on Form 8-K dated and filed on December 10, 2002 (File No. 000-17363)).

3.2
Articles of Incorporation, as amended and currently in effect (incorporated by reference to Exhibit 3.2 to Lifeway’s Current Report on Form 10-K dated December 31, 2013 and filed on April 2, 2014 (File No. 000-17363)).

4.1	Revolving Note dated February 6, 2009 (incorporated by reference to Exhibit 10.2 to Lifeway’s Current Report on Form 8-K dated February 6, 2009 and filed on February 13, 2009 (File No. 000- 17363)).

4.2	Term Note dated February 6, 2009 (incorporated by reference to Exhibit 10.3 to Lifeway’s Current Report on Form 8-K dated February 6, 2009 and filed on February 13, 2009 (File No. 000-17363)).

4.3	Promissory Note dated September 4, 2013 (incorporated by reference to Exhibit 4.1 to Lifeway’s Current Report on Form 8-K dated September 4, 2013 and filed on September 20, 2013 (File No. 000-17363)).

10.1	Lifeway Foods, Inc. Consulting and Services Compensation Plan, dated June 5, 1995 (incorporated by reference to Lifeway’s Registration Statement on Form S-8, (File No. 333-93306)).

10.2
Stock Purchase Agreement dated October 1, 1999 by and among Danone Foods, Inc., Lifeway Foods, Inc., Michael Smolyansky and certain other parties (incorporated by reference to Exhibit 10.10 to Lifeway’s Current Report on Form 8-K dated October 1, 1999, and filed October 12, 1999 (File No. 000-17363)).

10.3
Stockholders’ Agreement dated October 1, 1999 by and among Danone Foods, Inc., Lifeway Foods, Inc., Michael Smolyansky and certain other parties (incorporated by reference to Exhibit 10.11 to Lifeway’s Current Report on Form 8-K dated October 1, 1999, and filed October 12, 1999 (File No. 000-17363)).

10.4
Letter Agreement dated December 24, 1999 (amending original Stockholders’ Agreement with Danone Foods, Inc.) (incorporated by reference to Exhibit 10.12 to Lifeway’s Current Report on Form 8-K dated December 24, 1999, and filed January 12, 2000 (File No. 000-17363)).

10.5
Employment Agreement, dated September 12, 2002, between Lifeway Foods, Inc. and Julie Smolyansky (incorporated by reference to Exhibit 10.14 to Amendment No. 2 filed April 30, 2003 to Lifeway’s Quarterly Report on Form 10- QSB/A for the quarter ended September 30, 2002 (File No. 000-17363)).

10.6
Loan and Security Agreement dated February 6, 2009 by and among Lifeway Foods, Inc., Fresh Made, Inc., LFI Enterprises, Inc., Helios Nutrition Limited, Pride Main Street Dairy, LLC and Starfruit, LLC and The Private Bank and Trust Company (incorporated by reference to Exhibit 10.1 to Lifeway’s Current Report on Form 8-K dated February 6, 2009 and filed on February 13, 2009 (File No. 000- 17363)).

10.7
First Modification Agreement dated August 13, 2009 by and among The PrivateBank and Trust Company, Lifeway Foods, Inc., Fresh Made, Inc., Helios Nutrition Limited, Pride of Main Street Dairy, LLC and Starfruit, LLC (incorporated by reference to Exhibit 10.15 to Lifeway’s Annual Report on Form 10-K dated December 31, 2009 and filed on March 31, 2010 (File No. 000- 17363)).

10.8
Second Modification Agreement dated November 12, 2009 by and among The PrivateBank and Trust Company, Lifeway Foods, Inc., Fresh Made, Inc., Helios Nutrition Limited, Pride of Main Street Dairy, LLC and Starfruit, LLC (incorporated by reference to Exhibit 10.16 to Lifeway’s Annual Report on Form 10-K dated December 31, 2009 and filed on March 31, 2010 (File No. 000- 17363)).

10.9
Third Modification Agreement dated February 6, 2010 by and among The PrivateBank and Trust Company, Lifeway Foods, Inc., Fresh Made, Inc., Helios Nutrition Limited, Pride of Main Street Dairy, LLC and Starfruit, LLC (incorporated by reference to Exhibit 10.17 to Lifeway’s Annual Report on Form 10-K dated December 31, 2009 and filed on March 31, 2010 (File No. 000- 17363)).

10.10
Fourth Modification Agreement dated March 31, 2011 by and among The PrivateBank and Trust Company, Lifeway Foods, Inc., Fresh Made, Inc., Helios Nutrition Limited, Pride of Main Street Dairy, LLC and Starfruit, LLC (incorporated by reference to Exhibit 10.10 to Lifeway’s Annual Report on Form 10-K dated December 31, 2010 and filed on March 31, 2011 (File No. 000- 17363)).

10.11
Fifth Modification Agreement dated June 20, 2011 by and among The PrivateBank and Trust Company, Lifeway Foods, Inc., Fresh Made, Inc., Helios Nutrition Limited, Pride of Main Street Dairy, LLC and Starfruit, LLC. (incorporated by reference to Exhibit 10.11 to Lifeway’s Annual Report on Form 10-K dated December 31, 2012 and filed on April 1, 2013 (File No. 000-17363)).

10.12
Sixth Modification Agreement dated June 13, 2012, effective as of May 31, 2012, by and among The PrivateBank and Trust Company, Lifeway Foods, Inc., Fresh Made, Inc., Helios Nutrition Limited, Pride of Main Street Dairy, LLC and Starfruit, LLC. (incorporated by reference to Exhibit 10.12 to Lifeway’s Annual Report on Form 10-K dated December 31, 2012 and filed on April 1, 2013 (File No. 000-17363)).

10.13
Seventh Modification to Loan and Security Agreement dated as of May 14, 2013, by and among The PrivateBank and Trust Company, Lifeway Foods, Inc., Fresh Made, Inc., Helios Nutrition Limited, Pride of Main Street Dairy, LLC, and Starfruit, LLC (incorporated by reference to Exhibit 10.1 to Lifeway’s Quarterly Report on Form 10-Q dated March 31, 2013 and filed on May 15, 2013 (File No. 000-17363)).

10.14
Eighth Modification to Loan and Security Agreement dated as of September 4, 2013, by and among The PrivateBank and Trust Company, Lifeway Foods, Inc., Fresh Made, Inc., Helios Nutrition Limited, Pride of Main Street Dairy, LLC, Starfruit, LLC and Lifeway Wisconsin, Inc. (incorporated by reference to Exhibit 10.4 to Lifeway’s Quarterly Report on Form 10-Q dated September 30, 2013 and filed on November 14, 2013 (File No. 000-17363)).

10.15
Ninth Modification to Loan and Security Agreement effective as of May 31, 2014, by and among The PrivateBank and Trust Company, Lifeway Foods, Inc., Fresh Made, Inc., Helios Nutrition Limited, Pride of Main Street Dairy, LLC, Starfruit, LLC and Lifeway Wisconsin, Inc.

10.16
Tenth Modification to Loan and Security Agreement dated as of August 28, 2014, by and among The PrivateBank and Trust Company, Lifeway Foods, Inc., Fresh Made, Inc., Helios Nutrition Limited, Pride of Main Street Dairy, LLC, Starfruit, LLC and Lifeway Wisconsin, Inc.

10.17
Asset Purchase Agreement dated as of May 14, 2013, by and between Charles A. Stanziale, Jr., in his capacity as Chapter 7 Trustee, by and on behalf of the Estate of Golden Guernsey Dairy, LLC and Lifeway Foods, Inc. (incorporated by reference to Exhibit 10.1 to Lifeway’s Current Report on Form 8-K dated May 14, 2013 and filed on May 20, 2013 (File No. 000-17363)).

10.18
Mortgage, Security Agreement, Assignment of Rents and Leases and Fixture Filing dated as of September 4, 2013, by and between Lifeway Foods, Inc. and The PrivateBank and Trust Company (incorporated by reference to Exhibit 10.1 to Lifeway’s Current Report on Form 8-K dated September 4, 2013 and filed on September 20, 2013 (File No. 000-17363)).

10.19
Amendment to Mortgage, Security Agreement, Assignment of Rents and Leases and Fixture Filing dated as of September 4, 2013, by and between Lifeway Foods, Inc. and The PrivateBank and Trust Company (incorporated by reference to Exhibit 10.5 to Lifeway’s Quarterly Report on Form 10-Q dated September 30, 2013 and filed on November 14, 2013 (File No. 000-17363)).

10.20
Assignment of Rents and Leases dated as of September 4, 2013 executed by Lifeway Wisconsin, Inc. to and for the benefit of The PrivateBank and Trust Company (incorporated by reference to Exhibit 10.2 to Lifeway’s Current Report on Form 8-K dated September 4, 2013 and filed on September 20, 2013 (File No. 000-17363)).

10.21
Environmental Indemnity Agreement dated as of September 4, 2013, executed by Lifeway Foods, Inc., Helios Nutrition Limited, Pride of Main Street Dairy, LLC, Starfruit, LLC and Lifeway Wisconsin, Inc. to and for the benefit of The PrivateBank and Trust Company. (incorporated by reference to Exhibit 10.3 to Lifeway’s Current Report on Form 8-K dated September 4, 2013 and filed on September 20, 2013 (File No. 000-17363)).

10.22
Eleventh Modification to Loan and Security Agreement dated as of August 11, 2015, by and among The PrivateBank and Trust Company, Lifeway Foods, Inc., Fresh Made, Inc., Helios Nutrition Limited, Pride of Main Street Dairy, LLC, Starfruit, LLC and Lifeway Wisconsin, Inc.

14	Code of Conduct and Ethics (incorporated by reference to Exhibit 14 to Lifeway’s Current Report on Form 10-K dated December 31, 2013 and filed on April 2, 2014 (File No. 000-17363)).

21	List of Subsidiaries of the Registrant

31.1	Rule 13a-14(a)/15d-14(a) Certification of Julie Smolyansky

31.2	Rule 13a-14(a)/15d-14(a) Certification of Edward P. Smolyansky

32.1	Section 1350 Certification of Julie Smolyansky

32.2	Section 1350 Certification of Edward P. Smolyansky

101	Interactive Data Files

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIFEWAY FOODS, INC.

Date: August 13, 2015	By:	/s/ Julie Smolyansky
Julie Smolyansky
Chief Executive Officer, President, and Director

Date: August 13, 2015	By:	/s/ Edward P. Smolyansky
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

Date: August 13, 2015	/s/ Julie Smolyansky
Julie Smolyansky
Chief Executive Officer, President, and Director

Date: August 13, 2015	/s/ Ludmila Smolyansky
Ludmila Smolyansky
Chairperson of the Board of Directors

Date: August 13, 2015	/s/ Pol Sikar
Pol Sikar
Director

Date:
Mariano Lozano
Director

Date: August 13, 2015	/s/ Renzo Bernardi
Renzo Bernardi
Director

Date: August 13, 2015	/s/ Paul Lee
Paul Lee
Director

Date: August 13, 2015	/s/ Jason Scher
Jason Scher
Director

INDEX OF EXHIBITS

3.1	Amended and Restated Bylaws (incorporated by reference to Exhibit No. 3.5 to Lifeway’s Current Report on Form 8-K dated and filed on December 10, 2002 (File No. 000-17363)).

3.2
Articles of Incorporation, as amended and currently in effect (incorporated by reference to Exhibit 3.2 to Lifeway’s Current Report on Form 10-K dated December 31, 2013 and filed on April 2, 2014 (File No. 000-17363)).

4.1	Revolving Note dated February 6, 2009 (incorporated by reference to Exhibit 10.2 to Lifeway’s Current Report on Form 8-K dated February 6, 2009 and filed on February 13, 2009 (File No. 000- 17363)).

4.2	Term Note dated February 6, 2009 (incorporated by reference to Exhibit 10.3 to Lifeway’s Current Report on Form 8-K dated February 6, 2009 and filed on February 13, 2009 (File No. 000-17363)).

4.3	Promissory Note dated September 4, 2013 (incorporated by reference to Exhibit 4.1 to Lifeway’s Current Report on Form 8-K dated September 4, 2013 and filed on September 20, 2013 (File No. 000-17363)).

10.1	Lifeway Foods, Inc. Consulting and Services Compensation Plan, dated June 5, 1995 (incorporated by reference to Lifeway’s Registration Statement on Form S-8, (File No. 333-93306)).

10.2
Stock Purchase Agreement dated October 1, 1999 by and among Danone Foods, Inc., Lifeway Foods, Inc., Michael Smolyansky and certain other parties (incorporated by reference to Exhibit 10.10 to Lifeway’s Current Report on Form 8-K dated October 1, 1999, and filed October 12, 1999 (File No. 000-17363)).

10.3
Stockholders’ Agreement dated October 1, 1999 by and among Danone Foods, Inc., Lifeway Foods, Inc., Michael Smolyansky and certain other parties (incorporated by reference to Exhibit 10.11 to Lifeway’s Current Report on Form 8-K dated October 1, 1999, and filed October 12, 1999 (File No. 000-17363)).

10.4
Letter Agreement dated December 24, 1999 (amending original Stockholders’ Agreement with Danone Foods, Inc.) (incorporated by reference to Exhibit 10.12 to Lifeway’s Current Report on Form 8-K dated December 24, 1999, and filed January 12, 2000 (File No. 000-17363)).

10.5
Employment Agreement, dated September 12, 2002, between Lifeway Foods, Inc. and Julie Smolyansky (incorporated by reference to Exhibit 10.14 to Amendment No. 2 filed April 30, 2003 to Lifeway’s Quarterly Report on Form 10- QSB/A for the quarter ended September 30, 2002 (File No. 000-17363)).

10.6
Loan and Security Agreement dated February 6, 2009 by and among Lifeway Foods, Inc., Fresh Made, Inc., LFI Enterprises, Inc., Helios Nutrition Limited, Pride Main Street Dairy, LLC and Starfruit, LLC and The Private Bank and Trust Company (incorporated by reference to Exhibit 10.1 to Lifeway’s Current Report on Form 8-K dated February 6, 2009 and filed on February 13, 2009 (File No. 000- 17363)).

10.7
First Modification Agreement dated August 13, 2009 by and among The PrivateBank and Trust Company, Lifeway Foods, Inc., Fresh Made, Inc., Helios Nutrition Limited, Pride of Main Street Dairy, LLC and Starfruit, LLC (incorporated by reference to Exhibit 10.15 to Lifeway’s Annual Report on Form 10-K dated December 31, 2009 and filed on March 31, 2010 (File No. 000- 17363)).

10.8
Second Modification Agreement dated November 12, 2009 by and among The PrivateBank and Trust Company, Lifeway Foods, Inc., Fresh Made, Inc., Helios Nutrition Limited, Pride of Main Street Dairy, LLC and Starfruit, LLC (incorporated by reference to Exhibit 10.16 to Lifeway’s Annual Report on Form 10-K dated December 31, 2009 and filed on March 31, 2010 (File No. 000- 17363)).

10.9
Third Modification Agreement dated February 6, 2010 by and among The PrivateBank and Trust Company, Lifeway Foods, Inc., Fresh Made, Inc., Helios Nutrition Limited, Pride of Main Street Dairy, LLC and Starfruit, LLC (incorporated by reference to Exhibit 10.17 to Lifeway’s Annual Report on Form 10-K dated December 31, 2009 and filed on March 31, 2010 (File No. 000- 17363)).

10.10
Fourth Modification Agreement dated March 31, 2011 by and among The PrivateBank and Trust Company, Lifeway Foods, Inc., Fresh Made, Inc., Helios Nutrition Limited, Pride of Main Street Dairy, LLC and Starfruit, LLC (incorporated by reference to Exhibit 10.10 to Lifeway’s Annual Report on Form 10-K dated December 31, 2010 and filed on March 31, 2011 (File No. 000- 17363)).

10.11
Fifth Modification Agreement dated June 20, 2011 by and among The PrivateBank and Trust Company, Lifeway Foods, Inc., Fresh Made, Inc., Helios Nutrition Limited, Pride of Main Street Dairy, LLC and Starfruit, LLC. (incorporated by reference to Exhibit 10.11 to Lifeway’s Annual Report on Form 10-K dated December 31, 2012 and filed on April 1, 2013 (File No. 000-17363)).

10.12
Sixth Modification Agreement dated June 13, 2012, effective as of May 31, 2012, by and among The PrivateBank and Trust Company, Lifeway Foods, Inc., Fresh Made, Inc., Helios Nutrition Limited, Pride of Main Street Dairy, LLC and Starfruit, LLC. (incorporated by reference to Exhibit 10.12 to Lifeway’s Annual Report on Form 10-K dated December 31, 2012 and filed on April 1, 2013 (File No. 000-17363)).

10.13
Seventh Modification to Loan and Security Agreement dated as of May 14, 2013, by and among The PrivateBank and Trust Company, Lifeway Foods, Inc., Fresh Made, Inc., Helios Nutrition Limited, Pride of Main Street Dairy, LLC, and Starfruit, LLC (incorporated by reference to Exhibit 10.1 to Lifeway’s Quarterly Report on Form 10-Q dated March 31, 2013 and filed on May 15, 2013 (File No. 000-17363)).

10.14
Eighth Modification to Loan and Security Agreement dated as of September 4, 2013, by and among The PrivateBank and Trust Company, Lifeway Foods, Inc., Fresh Made, Inc., Helios Nutrition Limited, Pride of Main Street Dairy, LLC, Starfruit, LLC and Lifeway Wisconsin, Inc. (incorporated by reference to Exhibit 10.4 to Lifeway’s Quarterly Report on Form 10-Q dated September 30, 2013 and filed on November 14, 2013 (File No. 000-17363)).

10.15
Ninth Modification to Loan and Security Agreement effective as of May 31, 2014, by and among The PrivateBank and Trust Company, Lifeway Foods, Inc., Fresh Made, Inc., Helios Nutrition Limited, Pride of Main Street Dairy, LLC, Starfruit, LLC and Lifeway Wisconsin, Inc.

10.16
Tenth Modification to Loan and Security Agreement dated as of August 28, 2014, by and among The PrivateBank and Trust Company, Lifeway Foods, Inc., Fresh Made, Inc., Helios Nutrition Limited, Pride of Main Street Dairy, LLC, Starfruit, LLC and Lifeway Wisconsin, Inc.

10.17
Asset Purchase Agreement dated as of May 14, 2013, by and between Charles A. Stanziale, Jr., in his capacity as Chapter 7 Trustee, by and on behalf of the Estate of Golden Guernsey Dairy, LLC and Lifeway Foods, Inc. (incorporated by reference to Exhibit 10.1 to Lifeway’s Current Report on Form 8-K dated May 14, 2013 and filed on May 20, 2013 (File No. 000-17363)).

10.18
Mortgage, Security Agreement, Assignment of Rents and Leases and Fixture Filing dated as of September 4, 2013, by and between Lifeway Foods, Inc. and The PrivateBank and Trust Company (incorporated by reference to Exhibit 10.1 to Lifeway’s Current Report on Form 8-K dated September 4, 2013 and filed on September 20, 2013 (File No. 000-17363)).

10.19
Amendment to Mortgage, Security Agreement, Assignment of Rents and Leases and Fixture Filing dated as of September 4, 2013, by and between Lifeway Foods, Inc. and The PrivateBank and Trust Company (incorporated by reference to Exhibit 10.5 to Lifeway’s Quarterly Report on Form 10-Q dated September 30, 2013 and filed on November 14, 2013 (File No. 000-17363)).

10.20
Assignment of Rents and Leases dated as of September 4, 2013 executed by Lifeway Wisconsin, Inc. to and for the benefit of The PrivateBank and Trust Company (incorporated by reference to Exhibit 10.2 to Lifeway’s Current Report on Form 8-K dated September 4, 2013 and filed on September 20, 2013 (File No. 000-17363)).

10.21
Environmental Indemnity Agreement dated as of September 4, 2013, executed by Lifeway Foods, Inc., Helios Nutrition Limited, Pride of Main Street Dairy, LLC, Starfruit, LLC and Lifeway Wisconsin, Inc. to and for the benefit of The PrivateBank and Trust Company. (incorporated by reference to Exhibit 10.3 to Lifeway’s Current Report on Form 8-K dated September 4, 2013 and filed on September 20, 2013 (File No. 000-17363)).

10.22
Eleventh Modification to Loan and Security Agreement dated as of August 11, 2015, by and among The PrivateBank and Trust Company, Lifeway Foods, Inc., Fresh Made, Inc., Helios Nutrition Limited, Pride of Main Street Dairy, LLC, Starfruit, LLC and Lifeway Wisconsin, Inc.

14	Code of Conduct and Ethics (incorporated by reference to Exhibit 14 to Lifeway’s Current Report on Form 10-K dated December 31, 2013 and filed on April 2, 2014 (File No. 000-17363)).

21	List of Subsidiaries of the Registrant

31.1	Rule 13a-14(a)/15d-14(a) Certification of Julie Smolyansky

31.2	Rule 13a-14(a)/15d-14(a) Certification of Edward P. Smolyansky

32.1	Section 1350 Certification of Julie Smolyansky

32.2	Section 1350 Certification of Edward P. Smolyansky

101	Interactive Data Files