Form 10-Q
period 2015-03-31
LIFEWAY FOODS INC
filed 2015-09-29
CIK 814586

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  March 31, 2015

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☐   No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data file required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☐    No  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of September 24, 2015, 16,346,017 shares of the registrant’s common stock, no par value, were outstanding.

LIFEWAY FOODS, INC.

ITEM 1.  FINANCIAL STATEMENTS.

LIFEWAY FOODS, INC. AND SUBSIDIARIES
Consolidated Statements of Financial Condition
March 31, 2015 and December 31, 2014

	March 31,	December 31,
	2015	2014
ASSETS	(Unaudited)

Current assets
Cash and cash equivalents	$3,824,923	$3,260,244
Investments, at fair value	3,038,503	2,779,140
Certificates of deposits in financial institutions	134,981	149,965
Inventories	6,327,345	5,814,219
Accounts receivable, net of allowance for doubtful accounts and discounts of $1,100,000 and $1,050,000 at March 31, 2015 and December 31, 2014, respectively	10,218,003	10,213,541
Prepaid expenses and other current assets	87,009	251,922
Other receivables	118,425	134,338
Deferred income taxes	439,596	408,340
Refundable income taxes	90,764	1,140,796
Total current assets	24,279,549	24,152,505

Property and equipment, net	22,341,373	21,892,395

Intangible assets
Goodwill	14,068,091	14,068,091
Other intangible assets, net	2,880,845	3,059,764
Total intangible assets	16,948,936	17,127,855

Other Assets
Long-term accounts receivable, net of current portion	265,152	251,683
Total assets	$63,835,010	$63,424,438

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Current maturities of notes payable	$840,000	$872,285
Accounts payable	4,123,138	5,586,755
Accrued expenses	3,460,774	2,066,076
Accrued income taxes	144,585	—
Total current liabilities	8,568,497	8,525,116

Notes payable	7,885,555	8,124,515

Deferred income taxes	1,961,408	2,075,095
Total liabilities	18,415,460	18,724,726

Stockholders’ equity
Common stock, no par value; 40,000,000 shares authorized;
17,273,776 shares issued; 16,346,017 shares outstanding
at March 31, 2015 and December 31, 2014	6,509,267	6,509,267
Paid-in-capital	2,032,516	2,032,516
Treasury stock, at cost	(8,187,682)	(8,187,682)
Retained earnings	45,197,336	44,543,618
Accumulated other comprehensive loss, net of taxes	(131,887)	(198,007)
Total stockholders’ equity	45,419,550	44,699,712

Total liabilities and stockholders’ equity	$63,835,010	$63,424,438

See accompanying notes to consolidated financial statements

LIFEWAY FOODS, INC. AND SUBSIDIARIES
Consolidated Statements of Income and Comprehensive Income
For the Three Months Ended March 31, 2015 and 2014
(Unaudited)
	Three Months Ended March 31,
	2015	2014
Gross sales	$33,103,084	$32,061,147
Less: discounts and promotional allowances	(3,480,960)	(2,929,436)
Net sales	29,622,124	29,131,711

Cost of goods sold	20,647,967	21,681,910
Depreciation expense	590,627	783,361

Total cost of goods sold	21,238,594	22,465,271

Gross profit	8,383,530	6,666,440

Selling expenses	4,162,403	3,479,688
General and administrative	2,631,896	2,380,631
Amortization expense	178,919	178,919

Total operating expenses	6,973,218	6,039,238

Income from operations	1,410,312	627,202

Other income (expense):
Interest and dividend income	25,479	28,698
Rental income	1,800	500
Interest expense	(65,341)	(65,569)
(Loss)/Gain on sale of investments, net
reclassified from OCI	(5,093)	4,808
Gain on sale of equipment	36,000	—
Other income (expense), net	(98,932)	—
Total other income (expense)	(106,087)	(31,563)

Income before provision for
income taxes	1,304,225	595,639

Provision for income taxes	650,507	298,461

Net income	$653,718	$297,178

Basic and diluted earnings
per common share	0.04	0.02

Weighted average number of
common shares outstanding	16,346,017	16,346,017

COMPREHENSIVE INCOME

Net income	$653,718	$297,178

Other comprehensive income
(loss), net of tax:
Unrealized gains (losses) on
investments (net of tax)	(46,260)	8,044
Less reclassification adjustment
for (gains) losses and other than
temporary impairments included in
net income (net of taxes)	112,380	(2,717)

Comprehensive income	$719,838	$302,505

See accompanying notes to consolidated financial statements

LIFEWAY FOODS, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders’ Equity
For the Three Months Ended March 31, 2015 and 2014
(Unaudited)

							Accumulated
							Other
	Common Stock						Comprehensive
	Issued		In treasury		Paid In	Retained	Income (Loss),
	Shares	$	Shares	$	Capital	Earnings	Net of Tax	Total Equity

Balances at December 31, 2013	17,273,776	$6,509,627	(927,759)	$(8,187,682)	$2,032,516	$42,587,214	$7,807	$42,949,122

Other comprehensive income	—	—	—	—	—	—	5,327	5,327

Net income for the three months ended March 31, 2014	—	—	—	—	—	297,178	—	297,178

Balances at March 31, 2014	17,273,776	$6,509,627	(927,759)	$(8,187,682)	$2,032,516	$42,884,392	$13,134	$43,251,627

Balances at December 31, 2014	17,273,776	$6,509,627	(927,759)	$(8,187,682)	$2,032,516	$44,543,618	$(198,007)	$44,699,712

Other comprehensive income	—	—	—	—	—	—	66,120	66,120

Net income for the three months ended March 31, 2015	—	—	—	—	—	653,718	—	653,718

Balances at March 31, 2015	17,273,776	$6,509,627	(927,759)	$(8,187,682)	$2,032,516	$45,197,336	$(131,887)	$45,419,550

See accompanying notes to consolidated financial statements

LIFEWAY FOODS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 2015 and 2014
(Unaudited)

	March 31,
	2015	2014

Cash flows from operating activities:
Net income	$653,718	$297,178
Adjustments to reconcile net income to net
cash flows from operating activities:
Depreciation and amortization	769,546	962,280
Loss (gain) on sale of investments, net	5,093	(4,808)
Impairment of investments	179,500	—
Deferred income taxes	(196,103)	(196,401)
Bad debt expense	250	126,049
Gain on sale of equipment	(36,000)	—
(Increase) decrease in operating assets:
Accounts receivable	(32,942)	(468,826)
Other receivables	15,913	11,644
Inventories	(513,126)	(456,876)
Refundable income taxes	1,050,032	(1,602,376)
Prepaid expenses and other current assets	164,913	88,468
Increase (decrease) in operating liabilities:
Accounts payable	(1,463,617)	235,820
Accrued expenses	1,394,698	1,448,110
Accrued income taxes	144,585	—
Net cash provided by operating activities	2,136,460	440,262

Cash flows from investing activities:
Purchases of investments	(1,005,138)	(814,804)
Proceeds from sale of investments	693,223	554,609
Redemption of certificates of deposits	99,965	15,000
Investments in certificates of deposits	(84,981)	—
Purchases of property and equipment	(1,039,605)	(807,894)
Proceeds from sale of equipment	36,000	—
Net cash used in investing activities	(1,300,536)	(1,053,089)

Cash flows from financing activities:
Repayment of notes payable	(271,245)	(219,073)
Net cash used in financing activities	(271,245)	(219,073)

Net (decrease) increase in cash and cash equivalents	564,679	(831,900)

Cash and cash equivalents at the beginning of the period	3,260,244	3,306,608

Cash and cash equivalents at the end of the period	$3,824,923	$2,474,708

Supplemental cash flow information
Cash paid for income taxes	$40,000	$2,109,500
Cash paid for interest	$65,110	$66,210

See accompanying notes to consolidated financial statements

LIFEWAY FOODS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2015 and December 31, 2014
(Unaudited)

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

Note 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Corrections of prior period financial statements
As reported in the Company’s fiscal 2014 annual report on Form 10-K, the Company recorded out-of-period adjustments during fiscal 2014 to correct the accounting for certain errors related primarily to the provision for income taxes and an understatement of depreciation expense arising from assigning incorrect useful lives.  The Company has revised its previously issued interim consolidated financial statements to correct for these matters. The adjustments decreased previously reported first quarter income before provision for income taxes by approximately $400,000 and net income by approximately $363,000.

There was no impact to quarterly cash flows in 2014 as the increase in net income was offset by the decrease in the non-cash reconciling items for depreciation expense and refundable income taxes. The Company does not believe that these adjustments are material to the results of operations, financial position or cash flows for any of its previously reported interim consolidated financial statements.  Accordingly, the March 31, 2014 interim consolidated financial statements included herein have been revised to reflect the adjustments discussed above. The Company will also revise its 2014 second and third quarter interim consolidated financial statements prospectively within its 2015 second and third quarter Quarterly Reports on Form 10-Q.

The net-of-tax effect of these adjustments decreases the Company’s previously reported 2014 earnings per common and diluted share by $0.02 and $0.03 for the quarters ended March 31 and June 30, respectively and increases the Company’s earnings per common and diluted share by $0.05 for the quarter ended December 31, 2014.

Basis of presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information, and do not include all of the information and disclosures required for complete, audited financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation, have been included. For further information, refer to the consolidated financial statements and disclosures included in the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

Principles of consolidation
The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Helios Nutrition, Ltd., Pride of Main Street, L.L.C., Starfruit, L.L.C., Fresh Made, Inc. and Starfruit Franchisor,

 LIFEWAY FOODS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2015 and December 31, 2014
(Unaudited)

Note 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – Continued

L.L.C. and Lifeway Wisconsin, Inc. Lifeway Wisconsin, Inc. was created to facilitate the operation of a production facility in Wisconsin. All significant intercompany accounts and transactions have been eliminated.

Use of estimates
The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates made in preparing the consolidated financial statements include the reserve for promotional allowances, the fair value of investment securities, the valuation of goodwill and intangible assets, and deferred taxes.

Revenue Recognition
Sales of Company produced dairy products are recorded at the time of shipment and the following four criteria have been met: (i) The product has been shipped and the Company has no significant remaining obligations; (ii) Persuasive evidence of an agreement exists; (iii) The price to the buyer is fixed or determinable and (iv) Collection is probable. In addition, shipping costs invoiced to the customers are included in net sales and the related cost in cost of sales. The Company routinely offers sales allowances and discounts to our customers and consumers. These programs include rebates, in-store display and demo allowances, allowances for non-salable product, coupons and other trade promotional activities. These allowances are considered reductions in the price of our products and thus are recorded as reductions to gross sales. Some of these incentives are recorded by estimating incentive costs based on our historical experience and expected levels of performance of the trade promotion. We maintain a reserve at the end of each period for the estimated allowances incurred but unpaid.  Differences between estimated and actual allowances are normally insignificant and are recognized in earnings in the period such differences are determined. Product returns have historically not been material.

Bulk cream is a by-product of the Company’s fluid milk manufacturing process. The company does not use bulk cream in any of its end products, but rather disposes of it through sales to other companies. Bulk cream by-product sales are included in gross sales.

Customer Concentration
Sales are predominately to companies in the retail food industry, located within the United States of America. Two major customers accounted for approximately 26% and 30% of gross sales for the three months ended March 31, 2015 and 2014, respectively.

Cash and cash equivalents
All highly liquid investments purchased with an original maturity of three months or less are considered to be cash equivalents.

 LIFEWAY FOODS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2015 and December 31, 2014
(Unaudited)

Note 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – Continued

Investments
All investment securities are classified as available-for-sale and are carried at fair value. Unrealized gains and losses on available-for-sale securities are reported as a separate component of stockholders’ equity to the extent they are considered temporary in nature. Amortization, accretion, interest and dividends, realized gains and losses, and declines in fair value judged to be other-than-temporary on available-for-sale securities are recorded as a component of other income. All of the Company’s securities are subject to a periodic impairment evaluation. This evaluation depends on the specific facts and circumstances. Factors that we consider in determining whether an other-than-temporary decline in fair value has occurred include: the fair value of the security in relation to its carrying amount; the financial condition of the investee; and the intent and ability to retain the investment for a sufficient period of time to allow for possible recovery in the fair value of the investment.

Accounts receivable
Credit terms are extended to customers in the normal course of business. The Company performs ongoing credit evaluations of its customers’ financial condition and generally requires no collateral. Balances expected to be collected beyond one year are classified as long-term.

Accounts receivable are recorded at invoice amounts, and reduced to their estimated net realizable value by recognition of an allowance for doubtful accounts and anticipated discounts. The Company’s estimate of the allowance for doubtful accounts and anticipated discounts are based upon historical experience, its evaluation of the current status and contract terms of specific receivables, and unusual circumstances, if any. Accounts are considered past due if payment is not made on a timely basis in accordance with the Company’s credit terms. Accounts considered uncollectible are charged against the allowance.

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

Intangible assets acquired in business combinations
Intangible assets acquired in a business combination are recorded at their estimated fair values at the date of acquisition.

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

LIFEWAY FOODS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2015 and December 31, 2014
(Unaudited)

Note 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – Continued

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

The Company has analyzed filing positions in all of the federal and state jurisdictions where it is required to file income tax returns, as well as all open tax years in these jurisdictions. Periods subject to examination for the Company’s federal returns are the 2012, 2013 and 2014 tax years. The amount of unrecognized tax benefits that, if recognized, would impact the annual effective tax rate was not significant as of March 31, 2015 and December 31, 2014. The total amount of unrecognized tax benefits can change due to audit settlements, tax examination activities, statute expirations and the recognition and measurement criteria under accounting for uncertainty in income taxes.

Treasury stock
Treasury stock is recorded using the cost method.

Advertising and promotional costs
The Company expenses advertising costs as incurred. For the three months ended March 31, 2015 and 2014 total advertising expenses were $1,874,538 and $819,016, respectively.

Earnings per common share
Earnings per common share were computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. For the three months ended March 31, 2015 and 2014 the weighted average number of shares outstanding used in the calculation of diluted and basic earnings per share were the same.

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

LIFEWAY FOODS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2015 and December 31, 2014
(Unaudited)

Note 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – Continued

Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”), which supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, including most industry-specific requirements. ASU 2014-09 establishes a five-step revenue recognition process in which an entity will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. ASU 2014-09 also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenues and cash flows from contracts with customers. In August 2015 the FASB delayed the effective date for implementation of ASU 2014-09. Under the delayed effective date, the Company is required to adopt the new standard not later than January 1, 2018. Management is currently evaluating the impact the adoption of ASU 2014-09 will have on the Company’s consolidated financial position, results of operations or cash flows and the method of retrospective application, either full or modified.

In July 2015, the FASB issued new accounting guidance for measuring inventory.  The core principal of the guidance is that an entity should measure inventory at the lower of cost and net realizable value.  Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation.  This guidance does not apply to inventory that is being measured using the Last-In, First-Out (LIFO) or the retail inventory method.  The guidance is effective for financial statements issued for annual and interim periods beginning after December 15, 2016 on a prospective basis.  Early adoption is permitted.  Management is currently evaluating the impact this will have on the consolidated financial statements.

Note 3 – INTANGIBLE ASSETS

Intangible assets, net consists of the following:

	As of
	March 31, 2015	December 31, 2014
Recipes	$43,600	$43,600
Customer lists and other customer related intangibles	4,529,200	4,529,200
Customer relationship	985,000	985,000
Trade names	2,248,000	2,248,000
Formula	438,000	438,000
Subtotal	8,243,800	8,243,800
Accumulated amortization	(5,362,955)	(5,184,036)
Intangible assets, net	$2,880,845	$3,059,764

Note 4 – INVESTMENTS

The cost and fair value of investments classified as available-for-sale are as follows:

March 31, 2015	Cost	Unrealized Gains	Unrealized Losses	Fair Value
Common Stocks & ETFs	$1,044,604	$20,042	$(86,266)	$978,380
Mutual Funds	58,330	—	(3,667)	54,663
Preferred Securities	97,405	3,315	—	100,720
Corporate Bonds	2,046,093	6,726	(148,079)	1,904,740
Total	$3,246,432	$30,083	$(238,012)	$3,038,503

LIFEWAY FOODS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2015 and December 31, 2014
(Unaudited)

Note 4 – INVESTMENTS – Continued

December 31, 2014	Cost	Unrealized Gains	Unrealized Losses	Fair Value
Common Stocks & ETFs	$530,328	$19,608	$(64,046)	$485,890
Mutual Funds	445,337	0	(10,624)	434,713
Preferred Securities	180,120	195	(2,075)	178,240
Corporate Bonds	1,948,596	1,880	(270,179)	1,680,297
Total	$3,104,381	$21,683	$(346,924)	$2,779,140

Proceeds from the sale of investments were $693,223 and $554,609 for the three months ended March 31, 2015 and 2014, respectively.

Gross gains of $5,502 and $19,651 and gross losses of $10,595 and $14,843 were realized on these sales during the three months ended March 31, 2015 and 2014, respectively.

The following table shows the gross unrealized losses and fair value of the Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2015 and December 31, 2014:

	Less Than 12 Months		12 Months or Greater		Total
March 31, 2015	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Common Stocks & ETFs	$458,306	$(43,834)	$159,492	$(42,432)	$617,798	$(86,265)
Mutual Funds	54,663	(3,667)	0	0	54,663	(3,667)
Preferred Securities	0	0	0	0	0	0
Corporate Bonds	1,922,104	(60,687)	489,394	(87,392)	2,411,498	(148,079)
	$2,435,073	$(108,188)	$648,886	$(129,824)	$3,083,960	$(238,012)

	Less Than 12 Months		12 Months or Greater		Total
December 31, 2014	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Common Stocks & ETFs	$162,268	$(49,053)	$141,417	$(14,993)	$303,685	$(64,046)
Mutual Funds	434,713	(10,624)	0	0	434,713	(10,624)
Preferred Securities	80,640	(2,075)	0	0	80,640	(2,075)
Corporate Bonds	1,056,140	(194,641)	497,277	(75,538)	1,553,417	(270,179)
	$1,733,761	$(256,393)	$638,694	$(90,531)	$2,372,455	$(346,924)

The Company’s investments in equity securities, mutual funds, preferred securities, and corporate bonds consist of investments in common stock, preferred stock, structured notes and other debt securities of companies in various industries. During the first quarter of 2015, the Company recorded other-than-temporary impairment losses of approximately $180,000 with respect to three structured notes.  The impairment loss is included in “other income (expense), net” in the accompanying consolidated statements of income and comprehensive income. The structured notes allow the issuer to settle at less than par in certain circumstances. In reaching a conclusion to record these other-than-temporary impairment losses, the Company evaluated the near-term prospects of the issuers and determined it was probable the issuers would have the ability to settle the bonds for an amount less than par value at maturity. With respect to one other corporate bond with unrealized losses, the Company evaluated the near-term prospects of the issuer in relation to the severity and duration of the impairment.  Based on that evaluation and the Company’s ability and intent to

LIFEWAY FOODS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2015 and December 31, 2014
(Unaudited)

Note 4 – INVESTMENTS – Continued

hold these investments for a reasonable period of time sufficient for a forecasted recovery of fair value, the Company did not consider the investment to be other-than-temporarily impaired at March 31, 2015.

Note 5 – INVENTORIES

Inventories consist of the following:

	March 31, 2015	December 31, 2014
Finished goods	$1,808,030	$2,373,476
Production supplies	2,891,156	2,069,742
Raw materials	1,628,159	1,371,001
Total inventories	$6,327,345	$5,814,219

Note 6 – PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	March 31, 2015	December 31, 2014
Land	$1,856,370	$1,856,370
Buildings and improvements	16,315,094	15,125,803
Machinery and equipment	22,505,404	20,434,910
Vehicles	1,310,527	1,244,560
Office equipment	564,908	465,801
Construction in process	23,500	2,408,754
	42,575,803	41,536,198
Less accumulated depreciation	20,234,430	19,643,803
Total property and equipment	$22,341,373	$21,892,395

Note 7 – ACCRUED EXPENSES

Accrued expenses consist of the following:

	March 31, 2015	December 31, 2014
Accrued payroll and payroll taxes	$848,176	$891,763
Accrued property tax	280,669	331,278
Other	2,331,929	843,035
	$3,460,774	$2,066,076

LIFEWAY FOODS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2015 and December 31, 2014
(Unaudited)

Note 8 – NOTES PAYABLE

Notes payable consist of the following:

	March 31, 2015	December 31, 2014

Note payable to Private Bank in monthly installments of $42,222, plus variable interest rate (currently 2.67%) with a balloon payment for the remaining balance. Collateralized by substantially all assets of the Company. Maturity date - May 31, 2018.	$4,225,555	$4,352,222

Note payable to Private Bank in monthly installments of $27,778, plus variable interest rate (currently 2.67%) with a balloon payment for the remaining balance, maturing on May 31, 2019, collateralized by substantially all assets of the Company.	4,500,000	4,583,333

Notes payable to Ford Credit Corp. payable in monthly installments of $1,778 at 5.99%, paid March 2015.	—	12,198

Note payable to Fletcher Jones of Chicago, Ltd LLC in monthly installments of $1,769 at 6.653%, paid in March 2015.	—	49,047
Total notes payable	8,725,555	8,996,800
Less current maturities	840,000	872,285
Total long-term portion	$7,885,555	$8,124,515

In accordance with the Private Bank agreements referenced above, the Company is subject to minimum fixed charged ratio and tangible net worth thresholds. The Company was in compliance with these financial covenants at March 31, 2015.  Further, the Company is required to deliver its annual and quarterly consolidated financial statements and related SEC filings within specified timeframes. Due to the Company’s delay in completing such filings the Company obtained waivers as further discussed in Note 14.

In addition, as of March 31, 2015 the Company had a $5 million revolving credit facility with The Private Bank. Borrowings under the facility were subject to interest at the prime rate or LIBOR plus 2.5%. At March 31, 2015 there were no borrowings under the facility. The facility expires on July 31, 2016.

Maturities of notes payables are as follows:

For the 12 Months Ended March 31,
2016	$840,000
2017	840,000
2018	840,000
2019	3,038,899
2020	3,166,656
Total	$8,725,555

LIFEWAY FOODS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2015 and December 31, 2014
(Unaudited)

Note 9 – COMMITMENTS AND CONTINGENCIES

The Company leases three stores for its Starfruit subsidiary. Total expense for these leases was $64,981 and $71,921 for the three months ended March 31, 2015 and 2014, respectively. The Company is also responsible for additional rent equal to real estate taxes and other operating expenses. Future annual minimum base rental payments for the leases as of March 31, 2015 are approximately as follows:

For the 12 months ending March 31,
2016	$73,000
2017	75,000
2018	70,000
2019	37,000
Total	$255,000

Note 10 – PROVISION FOR INCOME TAXES

The effective tax rate for the three months ended March 31, 2015 was 49.9% compared to 50.1% for the three months ended March 31, 2014.   The difference between the statutory and effective tax rate reflects certain operating expenses that are not fully deductible for federal income tax purposes.

Note 11 – FAIR VALUE MEASUREMENTS

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

The asset or liability’s fair value measurement level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. Valuation techniques used need to maximize the use of observable inputs and minimize the use of unobservable inputs.

Following is a description of the valuation methodologies used for assets measured at fair value on a recurring basis. There have been no changes in the methodologies used as of March 31, 2015 and December 31, 2014.

LIFEWAY FOODS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2015 and December 31, 2014
(Unaudited)

Note 11 – FAIR VALUE MEASUREMENTS – Continued

The majority of the Company’s fair value measurements for investments are classified within Level 1 or Level 2 of the fair value hierarchy. The Company’s Level 1 fair value measurements, which include mutual funds and common stocks, is based on quoted market prices in active markets for identical securities. The Company’s Level 2 fair value measurements, which include corporate bonds, is based on other observable inputs, specifically a valuation model which utilized vendor pricing for similar securities.

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

The following table sets forth by level, within the fair value hierarchy, the Company’s financial assets measured at fair value on a recurring basis as of March 31, 2015 and December 31, 2014. Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement:

	Assets and Liabilities at Fair Value as of March 31, 2015
	Level 1	Level 2	Level 3	Total
Mutual Funds	$54,663	$—	$—	$54,663
Stocks	978,380	—	—	978,380
Preferred Securities	—	100,720	—	100,720
Corporate Bonds	—	1,795,740	145,000	1,904,740

	Assets and Liabilities at Fair Value as of December 31, 2014
	Level 1	Level 2	Level 3	Total
Mutual Funds	$434,713	$—	$—	$434,713
Stocks	485,890	—	—	485,890
Preferred Securities	—	178,240	—	178,240
Corporate Bonds	—	1,680,297	—	1,680,297

The Company’s financial assets and liabilities which are not recorded at fair value on a recurring basis include cash and cash equivalents, certificate of deposit, accounts receivable, other receivables, accounts payable and notes payable for which carrying value approximates fair value.

Note 12 – LITIGATION

The Company is named a party to lawsuits in the normal course of business. In the opinion of management, the resolution of these lawsuits will not have a material adverse effect on the Company’s consolidated financial position or results of operations.

LIFEWAY FOODS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2015 and December 31, 2014
(Unaudited)

Note 13 – SEGMENTS AND PRODUCTS

The Company manufactures probiotic, cultured, functional dairy health food products. The Company’s primary product is kefir, a dairy beverage similar to but distinct from yogurt, in several flavors and in several packages. In addition to the drinkable products, Lifeway manufactures “Lifeway Farmer Cheese,” a line of various farmer cheeses.

Net sales of products by category for the three months ended March 31 were as follows:

	2015	2014
Drinkable Kefir other than ProBugs	$25,587,341	$25,087,811
ProBugs	2,006,071	1,863,897
Lifeway Farmer Cheese	1,722,392	1,686,188
Frozen Kefir	306,320	493,815
Net Sales	$29,622,124	$29,131,711

The Company has two operating segments, the sale of fermented dairy products and three retail locations in Illinois that sell the Company’s fermented dairy products. The Company has determined its reportable segments based on how the Company’s chief operating decision maker manages the business and in a manner consistent with the internal reporting provided to the chief operating decision maker. The chief operating decision maker, who is responsible for allocating resources and assessing performance of the operating segments, has been identified as the Chief Financial Officer and the board of directors that makes strategic decisions. Substantially all of the consolidated revenues of the Company relate to the sale of fermented dairy products which are produced using the same processes and materials and are sold to consumer retail food sellers through direct delivery and distributors in the United States.

The Company has less than $1 million in revenues attributable to its retail locations during the three months ended March 31, 2015 and 2014. The annual revenues attributable to the three retail locations are not material and accordingly the Company has not presented financial information separately for this segment. Substantially all of the consolidated revenues and assets of the Company are within the United States.

Note 14 - SUBSEQUENT EVENTS

On April 6, 2015, May 14, 2015 and August 25, 2015 the Company received letters (the “Nasdaq Notices”) from The NASDAQ Stock Market LLC (“Nasdaq”) notifying the Company that because it had not yet filed with the SEC its Annual Report on Form 10-K for the fiscal year ended December 31, 2014 (the “Form 10-K”) and its Quarterly Reports on Form 10-Q for the fiscal quarters ended March 31, 2015 (the “First Quarter Form 10-Q”) and June 30, 2015 (the “Second Quarter Form 10-Q”), the Company is not in compliance with the periodic filing requirements for continued listing set forth in Nasdaq Listing Rule 5250(c)(1).  The Company filed the Form 10-K on August 14, 2015 and by filing this report, has filed the First Quarter Form 10-Q. The Company is diligently working to file the Second Quarter Form 10-Q and to regain compliance with Nasdaq Rule 5250(c)(1).

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

LIFEWAY FOODS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2015 and December 31, 2014
(Unaudited)

Note 14 - SUBSEQUENT EVENTS – Continued

On September 24, 2015, the Company’s Board of Directors authorized a stock repurchase program under which the Company may repurchase up to $3,500,000 of the Company’s common stock not to exceed an aggregate of 250,000 shares, in the open market or in privately negotiated transactions, in accordance with all applicable securities laws and regulations, including Rule 10b-18 of the Securities Exchange Act of 1934, as amended. The extent to which the Company repurchases its shares and the timing of such repurchases, will depend upon a variety of factors, including market conditions, regulatory requirements and other corporate considerations, as determined by management. The repurchase program may be suspended or discontinued at any time.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion of the financial condition and results of operations of Lifeway Foods, Inc. as of and for the three months ended March 31, 2015 should be read in conjunction with the unaudited consolidated financial statements and the notes to those statements that are included elsewhere in this report on Form 10-Q and the audited financial statements and Management’s Discussion and Analysis contained in our Form 10-K for the fiscal year ended December 31, 2014 (the “Form 10-K”). In addition to historical information, the following discussion contains certain forward-looking statements within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. These statements relate to our future plans, objectives, expectations and intentions. These statements may be identified by the use of words such as “may”, “will”, “could”, “expect”, “anticipate”, “intend”, “believe”, “estimate”, “plan”, “predict”, and similar terms or terminology, or the negative of such terms or other comparable terminology. Although we believe the expectations expressed in these forward-looking statements are based on reasonable assumptions within the bound of our knowledge of our business, our actual results could differ materially from those discussed in these statements. Factors that could contribute to such differences include, but are not limited to, those discussed in the “Risk Factors” section of the Form 10-K. We undertake no obligation to update publicly any forward-looking statements for any reason even if new information becomes available or other events occur in the future.

Comparison of Quarter Ended March 31, 2015 to Quarter Ended March 31, 2014

Results of Operations

Net sales

The following table summarizes our net sales:

	Three months ended March 31,		Change
	2015	2014	$	%
Gross Sales	$33,103,084	$32,061,147	$1,041,937	3.2%
Less: Discounts & promotional allowances	(3,480,960)	(2,929,436)	(551,524)	18.8%
Net Sales	$29,622,124	$29,131,711	$490,413	1.7%
Discounts & promotional allowances % to gross sales	10.5%	9.1%

Net sales increased by $490,413 or 1.7% to $29,622,124 during the three-month period ended March 31, 2015 from $29,131,711 during the same three-month period in 2014. The 1.7% increase is due to cream sales in 2015 partially offset by lower volumes of drinkable Kefir.  The Company began selling cream, a by-product of the Company’s manufacturing process, in April 2014.  The increase in net sales reflects a $1,041,937 or 3.2% increase in gross sales offset somewhat by higher discounts and promotional allowances as the Company increased its promotional activity in the first quarter of 2015 compared to the same period in 2014.

Cost of goods sold

The following table summarizes our cost of goods sold:

	Three months ended March 31,		Change
	2015	2014	$	%
Purchases	$11,881,073	$15,474,120	$(3,593,047)	-23.2%
Testing	13,974	8,313	5,661	68.1%
Supplies	683,663	288,208	395,455	137.2%
Salaries production	2,738,772	2,146,958	591,814	27.6%
Contract work	34,021	24,116	9,905	41.1%
Freight	3,208,756	2,826,332	382,424	13.5%
Delivery expense	107,234	83,223	24,011	28.9%
Outside services	—	1,581	(1,581)	-100.0%
Labor and overhead	1,980,474	829,059	1,151,415	138.9%
Cost of Goods Sold, excluding depreciation	20,647,967	21,681,910	(1,033,943)	-4.8%
Depreciation expense	590,627	783,361	(192,734)	24.6%
Cost of Goods Sold	$21,238,594	$22,465,271	$(1,226,677)	-5.4%
Cost of Goods sold % to net sales	71.7%	77.1%

Cost of goods sold, excluding depreciation expense, declined by $1,033,943 or 4.8% to $20,647,967 during the three-month period ended March 31, 2015 from $21,681,910 during the same three-month period in 2014.  Cost of goods sold, excluding depreciation expense as a percent of sales was 71.7% during the three-month period ended March 31, 2015 compared to 77.1% during the same three-month period in 2014.  The overall improvement in the cost of goods sold percent to sales reflects lower costs of purchases of raw materials, primarily lower milk prices, offset somewhat by increased labor and overhead, production salaries and supplies. In April, 2014 the Company began processing raw milk and producing Kefir related packaging in its Waukesha, Wisconsin facility, contributing to increased labor and overhead, production salaries and supplies in the first quarter of 2015 compared to the first quarter of 2014.

Depreciation expense decreased by $192,734 or about 24.6% to $590,627 during the three-month period ended March 31, 2015 from $783,361 during the same three-month period in 2014. The decrease reflects a $400,000 correction of depreciation expense related to periods prior to 2014 recognized in the first quarter of 2014 partially offset by increased depreciation expense associated with assets placed in service at the Lifeway Wisconsin location in 2015.

Selling Expenses

The following table summarizes our selling expenses:

	Three months ended March 31,		Change
	2015	2014	$	%
Salesperson commissions	$564,466	$534,691	$29,775	5.6%
Advertising	1,874,538	819,016	1,055,522	129.0%
Salaries	1,466,630	1,604,153	(137,523)	-8.6%
Promotions payable	47,879	72,882	(25,003)	-34.3%
Travel	208,890	448,946	(240,056)	-53.5%
Selling expense	$4,162,403	$3,479,688	$682,715	19.6%
% to net sales	14.1%	11.9%

Selling expenses increased by $682,715 or 19.6% to $4,162,403 during the three-month period ended March 31, 2015 from $3,479,688 during the same period in 2014.  Selling expenses as a percentage of sales were 14.1% for the three-month period ended March 31, 2015 compared to 11.9% for the same period in 2014.  The increase resulted primarily from increases in advertising expenses offset partially by lower travel due to timing.  During the first quarter of 2015 the company ran its first national TV commercial contributing to the increased advertising expense.

General and administrative expenses

The following table summarizes our general and administrative expenses:

	Three months ended March 31,		Change
	2015	2014	$	%
Salaries	$972,609	$935,132	$37,477	-2.7%
Rent	64,981	71,922	(6,941)	-9.7%
Equipment lease	1,901	1,168	733	62.7%
Auto expense	21,201	15,425	5,776	37.4%
Office supplies	26,587	25,187	1,400	5.6%
Professional fees	877,958	743,868	134,090	18.0%
Permits and licenses	—	84,157	(84,157)	-100.0%
Telephone expense	38,270	27,524	10,746	39.0%
Facilities	480,538	194,375	286,163	147.2%
Tax	76,038	32,344	43,694	135.1%
Miscellaneous	71,813	249,529	(177,716)	-71.2%
General & administrative expense	$2,631,896	$2,380,631	$251,265	10.6%
% to net sales	8.9%	8.2%

General and administrative expenses increased $251,265 or 10.6% to $2,631,896 during the three-month period ended March 31, 2015 from $2,380,631 during the same period in 2014.  The increase is primarily a result of increases in facilities expense and professional fees.  Professional fees, which consists primarily of legal and accounting fees increased by $134,090 or 18.0% to $877,958 in the three-month period ended March 31, 2015 from $743,868 during the same period in 2014.  Expenses related to our facilities, increased by $286,163 or 147.2% to $480,538 in the three-month period ended March 31, 2015 from $194,375 during the same period in 2014. The increase is primarily due to higher utility costs associated with the Wisconsin facility.

Income from operations and net income

The company reported income from operations of $1,410,312 during the first quarter of 2015, compared to $627,202 during the same period in 2014.  Provision for income taxes was $650,507, or a 49.9% effective rate for the first quarter of 2015 compared to a provision for income tax of $298,461, or a 50.1% effective tax rate, during the same period in 2014. Income taxes are discussed in Note 10 to the Notes to the Consolidated Financial Statements.

Net income was $653,718 or $0.04 per basic and diluted common share for the three-month period ended March 31, 2015 compared to $297,178 or $0.02 per basic and diluted common share in the same period in 2014.

Liquidity and Capital Resources

Sources and Uses of Cash

We anticipate being able to fund the Company’s foreseeable liquidity requirements internally. We continue to explore potential acquisition opportunities in our industry in order to boost sales while leveraging our distribution system to consolidate and lower costs.

Net cash provided by operating activities was $2,136,460 during the three-months ended March 31, 2015 compared to net cash provided by operating activities of $440,262 in the same period in 2014. The increase is primarily attributable to lower income tax payments during the first quarter of 2015 and the relatively higher level of accounts receivable in the first quarter of 2014 associated with the increase in net sales in the first quarter of last year.

Net cash used in investing activities was $1,300,536 during the three-months ended March 31, 2015 compared to net cash used in investing activities of $1,053,089 in the same period in 2014. The increase in net cash used in investing activities is primarily due to purchases of property and equipment related to the Wisconsin facility.

The Company had a net increase in cash and cash equivalents of $564,679 during the three month period ended March 31, 2015 compared a net decrease in cash and cash equivalents of $831,900 in the same period in 2014.

At March 31, 2015, the Company had $840,000 of current maturities of notes payable.  The Company also has a $5 million revolving credit facility with The Private Bank. This facility remained unused at March 31, 2015 and is available for other general corporate purposes.

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

As of March 31, 2015, we had an outstanding balance under our bank term loans of approximately $8.726 million, and we have the option to borrow an additional $5 million from our line of credit.  The term loans bear interest at variable rates.  Based on the outstanding amount under such loans at March 31, 2015 of approximately $8.726 million (which remains outstanding as of the time of this filing) a 1.0 percent increase in interest rates would result in additional annualized interest expense of approximately $90,000.  For a detailed discussion of our notes payable, including a discussion of the applicable interest rate, please refer to Note 8, Notes Payable under Part I, Item 1 in this Quarterly Report on Form 10-Q.

ITEM 4.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act was performed under the supervision and with the participation of our senior management, including our Chief Executive Officer and Chief Financial Officer. The purpose of disclosure controls and procedures is to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

As previously disclosed under “Item 9A—Controls and Procedures” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, we concluded that our internal control over financial reporting was not effective based on the material weaknesses identified. Based on those material weaknesses, which we view as an integral part of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the quarter ended March 31, 2015, our disclosure controls and procedures were not effective. Nevertheless, based on a number of factors, including the performance of additional procedures by management designed to ensure the reliability of our financial reporting, we believe that the consolidated financial statements in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with GAAP.

Management’s Remediation Initiatives

We continue to make progress toward achieving the effectiveness of our disclosure controls and procedures. Remediation generally requires making changes to how controls are designed and implemented and then adhering to those changes for a sufficient period of time such that the effectiveness of those changes is demonstrated with an appropriate amount of consistency. We believe that we have made significant improvements in our internal control over financial reporting and are committed to remediating our material weaknesses. Our Sarbanes Oxley compliance function is responsible for helping develop and monitor our short-term and long-term remediation plans. In addition, we have assigned owners to each material weakness to oversee the necessary remedial changes to the overall design of our internal control environment and to address the root causes of our material weaknesses.

In addition to the actions previously disclosed under “Item 9A—Controls and Procedures” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014 our remediation initiatives summarized below, are intended to further address our specific material weaknesses and to continue to enhance our internal control over financial reporting.

•           Our leadership team remains committed to achieving and maintaining a strong control environment, high ethical standards and financial reporting integrity. This commitment will continue to be communicated to and reinforced with our employees.

•           We continue to foster awareness and understanding of standards and principles for accounting and financial reporting. This includes the implementation and clarification of specific accounting policies and procedures.

•           We continue to enhance the development, communication, and monitoring of processes and controls to ensure that appropriate account reconciliations and journal entry controls are performed, documented, and reviewed as part of our standardized procedures.

•           We continue to redesign our period-end closing and financial statement preparation process in order to improve both its effectiveness and efficiency.

Collectively, these and other actions are improving the foundation of our internal control over financial reporting.

Changes in Internal Control over Financial Reporting

Except as discussed above there were no changes in our internal control over financial reporting that occurred during the first quarter of 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

Lifeway is not party to any material pending legal proceedings.  Lifeway is from time to time engaged in litigation matters arising in the ordinary course of business none of which presently is expected to have a material adverse effect on its business results or operations.

ITEM 1A.  RISK FACTORS.

There have been no material changes to the Risk Factors disclosed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

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

LIFEWAY FOODS, INC.

Date: September 29, 2015	By:	/s/ Julie Smolyansky
Julie Smolyansky
Chief Executive Officer, President, and Director
(Principal Executive Officer)

Date: September 29, 2015	By:	/s/ Edward P. Smolyansky
Edward P. Smolyansky
Chief Financial and Accounting Officer, Treasurer, Chief Operating Officer and Secretary (Principal Financial and Accounting Officer)

INDEX OF EXHIBITS

31.1	Officer’s Certificate Pursuant to 15 U.S.C. 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Officer’s Certificate Pursuant to 15 U.S.C. 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data Files.