Form 10-Q
period 2015-06-30
LIFEWAY FOODS INC
filed 2015-09-30
CIK 814586

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  June 30, 2015

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

LIFEWAY FOODS, INC.

ITEM 1.  FINANCIAL STATEMENTS.

LIFEWAY FOODS, INC. AND SUBSIDIARIES
Consolidated Statements of Financial Condition
June 30, 2015 and December 31, 2014

	June 30, 2015	December 31, 2014
	(Unaudited)
ASSETS

Current assets
Cash and cash equivalents	$5,873,079	$3,260,244
Investments, at fair value	2,849,752	2,779,140
Certificates of deposits in financial institutions	434,981	149,965
Inventories	6,289,816	5,814,219
Accounts receivable, net of allowance for doubtful
accounts and discounts of $2,100,000 and $1,050,000 at June 30, 2015 and December 31, 2014, respectively	10,349,813	10,213,541
Prepaid expenses and other current assets	113,751	251,922
Other receivables	28,794	134,338
Deferred income taxes	451,198	408,340
Refundable income taxes	741,302	1,140,796
Total current assets	27,132,486	24,152,505

Property and equipment, net	21,974,931	21,892,395

Intangible assets
Goodwill	14,068,091	14,068,091
Other intangible assets, net	2,701,925	3,059,764
Total intangible assets	16,770,016	17,127,855

Other Assets
Long-term accounts receivable, net of current portion	267,458	251,683

Total assets	$66,144,891	$63,424,438

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Current maturities of notes payable	$840,000	$872,285
Accounts payable	5,725,222	5,586,755
Accrued expenses	4,702,762	2,066,076
Accrued income taxes	14,600	—
Total current liabilities	11,282,584	8,525,116

Notes payable	7,539,328	8,124,515

Deferred income taxes	1,812,296	2,075,095
Total liabilities	20,634,208	18,724,726

Stockholders’ equity
Common stock, no par value; 40,000,000 shares authorized;
17,273,776 shares issued; 16,346,017 shares outstanding
at June 30, 2015 and December 31, 2014	6,509,267	6,509,267
Paid-in-capital	2,032,516	2,032,516
Treasury stock, at cost	(8,187,682)	(8,187,682)
Retained earnings	45,296,249	44,543,618
Accumulated other comprehensive loss, net of taxes	(139,667)	(198,007)
Total stockholders’ equity	45,510,683	44,699,712

Total liabilities and stockholders’ equity	$66,144,891	$63,424,438

See accompanying notes to consolidated financial statements

LIFEWAY FOODS, INC. AND SUBSIDIARIES
Consolidated Statements of Income and Comprehensive Income
For the Three Months and Six Months Ended June 30, 2015 and 2014
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Gross sales	$36,291,842	$32,594,048	$69,394,925	$64,655,195
Less: discounts and promotional allowances	(6,470,654)	(3,028,637)	(9,951,613)	(5,958,073)
Net sales	29,821,188	29,565,411	59,443,312	58,697,122

Cost of goods sold	22,201,129	21,432,624	42,849,096	43,114,535
Depreciation expense	604,531	627,878	1,195,158	1,411,238

Total cost of goods sold	22,805,660	22,060,502	44,044,254	44,525,773

Gross profit	7,015,528	7,504,909	15,399,058	14,171,349

Selling expenses	2,617,399	3,693,821	6,779,802	7,173,509
General and administrative	4,170,155	2,107,197	6,802,051	4,487,827
Amortization expense	178,920	178,919	357,839	357,839

Total operating expenses	6,966,474	5,979,937	13,939,692	12,019,175

Income from operations	49,054	1,524,972	1,459,366	2,152,174

Other income (expense):
Interest and dividend income	35,739	35,227	61,218	63,925
Rental income	1,800	1,200	3,600	1,700
Interest expense	(58,429)	(66,724)	(123,770)	(132,293)
(Loss)/Gain on sale of investments, net
reclassified from OCI	(16,844)	57,321	(21,937)	62,130
Gain on sale of property and equipment	207,083	(76,484)	243,083	(76,484)
Other income (expense), net	136	1,672	(98,796)	1,672
Total other income (expense)	169,485	(47,788)	63,398	(79,350)

Income before provision for
income taxes	218,539	1,477,184	1,522,764	2,072,824

Provision for income taxes	119,626	807,768	770,133	1,106,229

Net income	$98,913	$669,416	$752,631	$966,595

Basic and diluted earnings
per common share	$0.01	$0.04	$0.05	$0.06

Weighted average number of
common shares outstanding	16,346,017	16,346,017	16,346,017	16,346,017

COMPREHENSIVE INCOME

Net income	$98,913	$669,416	$752,631	$966,595

Other comprehensive income
(loss), net of tax:
Unrealized gains (losses) on
investments (net of tax)	(18,215)	63,111	(64,475)	71,155
Less reclassification adjustment
for (gains) losses and other than temporary impairments included in
net income (net of taxes)	10,435	(34,393)	122,815	(37,110)

Comprehensive income	$91,133	$698,134	$810,971	$1,000,640

See accompanying notes to consolidated financial statements

LIFEWAY FOODS, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders’ Equity
For the Six Months Ended June 30, 2015 and 2014
(Unaudited)

							Accumulated
							Other
	Common Stock						Comprehensive
	Issued		In treasury		Paid In	Retained	Income (Loss),
	Shares	$	Shares	$	Capital	Earnings	Net of Tax	Total Equity

Balances at December 31, 2013	17,273,776	$6,509,267	(927,759)	$(8,187,682)	$2,032,516	$42,587,214	$7,807	$42,949,122

Other comprehensive income	—	—	—	—	—	—	34,045	34,045

Net income for the six months ended June 30, 2014	—	—	—	—	—	966,595	—	966,595

Balances at June 30, 2014	17,273,776	$6,509,267	(927,759)	$(8,187,682)	$2,032,516	$43,553,809	$41,852	$43,949,762

Balances at December 31, 2014	17,273,776	$6,509,267	(927,759)	$(8,187,682)	$2,032,516	$44,543,618	$(198,007)	$44,699,712

Other comprehensive income	—	—	—	—	—	—	58,340	58,340

Net income for the six months ended June 30, 2015	—	—	—	—	—	752,631	—	752,631

Balances at June 30, 2015	17,273,776	$6,509,267	(927,759)	$(8,187,682)	$2,032,516	$45,296,249	$(139,667)	$45,510,683

See accompanying notes to consolidated financial statements

LIFEWAY FOODS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2015 and 2014
(Unaudited)

	June 30,
	2015	2014

Cash flows from operating activities:
Net income	$752,631	$966,595
Adjustments to reconcile net income to net
cash flows from operating activities:
Depreciation and amortization	1,552,997	1,769,077
Loss (gain) on sale of investments, net	21,937	(62,130)
Impairment of investments	179,500	—
Deferred income taxes	(351,818)	(440,285)
Bad debt expense	250	156,049
Gain on sale of property and equipment	(243,083)	76,484
(Increase) decrease in operating assets:
Accounts receivable	(166,829)	728,281
Other receivables	105,544	46,591
Inventories	(475,597)	88,467
Refundable income taxes	399,494	(562,986)
Prepaid expenses and other current assets	138,171	(28,125)
Increase (decrease) in operating liabilities:
Accounts payable	138,467	(1,972,157)
Accrued expenses	2,636,686	1,336,163
Accrued income taxes	14,600	—
Net cash provided by operating activities	4,702,950	2,102,024

Cash flows from investing activities:
Purchases of investments	(1,286,664)	(1,774,734)
Proceeds from sale of investments	1,133,647	1,419,362
Redemption of certificates of deposits	99,965	15,000
Investments in certificates of deposits	(384,981)	—
Purchases of property and equipment	(1,377,390)	(1,761,401)
Proceeds from sale of property and equipment	342,780	4,000
Net cash used in investing activities	(1,472,643)	(2,097,773)

Cash flows from financing activities:
Repayment of notes payable	(617,472)	(441,221)
Net cash used in financing activities	(617,472)	(441,221)

Net (decrease) increase in cash and cash equivalents	2,612,835	(436,970)

Cash and cash equivalents at the beginning of the period	3,260,244	3,306,608

Cash and cash equivalents at the end of the period	$5,873,079	$2,869,638
Supplemental cash flow information Cash paid for income taxes	$1,120,000	$2,109,500
Cash paid for interest	$124,043	$132,415

See accompanying notes to consolidated financial statements

LIFEWAY FOODS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2015 and December 31, 2014
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

Note 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Corrections of prior period financial statements
As reported in the Company’s fiscal 2014 annual report on Form 10-K, the Company recorded out-of-period adjustments during fiscal 2014 to correct the accounting for certain errors related primarily to the provision for income taxes and an understatement of depreciation expense arising from assigning incorrect useful lives.  The Company has revised its previously issued interim consolidated financial statements to correct for these matters. The adjustments decreased previously reported second quarter net income by approximately $425,000.

There was no impact to quarterly cash flows in 2014 as the increase in net income was offset by the decrease in the non-cash reconciling items for depreciation expense and refundable income taxes. The Company does not believe that these adjustments are material to the results of operations, financial position or cash flows for any of its previously filed interim consolidated financial statements.  Accordingly, the June 30, 2014 interim consolidated financial statements included herein have been revised to reflect the adjustments discussed above. The Company will also revise its 2014 third quarter financial statements prospectively within its 2015 third quarter interim consolidated Quarterly Report on Form 10-Q.

The net-of-tax effect of these adjustments decreases the Company’s previously reported 2014 earnings per common and diluted share by $0.02 for the quarter ended March 31, 2014, $0.03 for the quarter ended June 30, 2014 and increases the Company’s 2014 earnings per common and diluted share by $0.05 for the quarter ended December 31, 2014.

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
June 30, 2015 and December 31, 2014
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

Customer Concentration
Sales are predominately to companies in the retail food industry, located within the United States of America. Two major customers accounted for approximately 29% and 29% of gross sales for the six months ended June 30, 2015 and 2014, respectively. Two major customers accounted for approximately 27% and 29% of gross sales for the three months ended June 30, 2015 and 2014, respectively.

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

LIFEWAY FOODS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2015 and December 31, 2014
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
June 30, 2015 and December 31, 2014
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

The Company has analyzed filing positions in all of the federal and state jurisdictions where it is required to file income tax returns, as well as all open tax years in these jurisdictions. Periods subject to examination for the Company’s federal returns are the 2012, 2013 and 2014 tax years. The amount of unrecognized tax benefits that, if recognized, would impact the annual effective tax rate was not significant as of June 30, 2015 and December 31, 2014. The total amount of unrecognized tax benefits can change due to audit settlements, tax examination activities, statute expirations and the recognition and measurement criteria under accounting for uncertainty in income taxes.

Treasury stock
Treasury stock is recorded using the cost method.

Advertising and promotional costs
The Company expenses advertising costs as incurred. For the six months ended June 30, 2015 and 2014 total advertising expenses were $2,741,835 and $1,824,524 respectively. For the three months ended June 30, 2015 and 2014 total advertising expenses were $867,297 and $1,006,016 respectively.

Earnings per common share
Earnings per common share were computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. For the three and six months ended June 30, 2015 and 2014 the weighted average number of shares outstanding used in the calculation of diluted and basic earnings per share were the same.

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
June 30, 2015 and December 31, 2014
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

Note 3 – INTANGIBLE ASSETS

Intangible assets, net consists of the following:

	As of
	June 30, 2015	December 31, 2014
Recipes	$43,600	$43,600
Customer lists and other customer related intangibles	4,529,200	4,529,200
Customer relationship	985,000	985,000
Trade names	2,248,000	2,248,000
Formula	438,000	438,000
Subtotal	8,243,800	8,243,800
Accumulated amortization	(5,541,875)	(5,184,036)
Intangible assets, net	$2,701,925	$3,059,764

Note 4 – INVESTMENTS

The cost and fair value of investments classified as available for sale are as follows:

June 30, 2015	Cost	Unrealized Gains	Unrealized Losses	Fair Value
Common Stocks & ETF’s	$1,027,735	$22,941	$(66,129)	$984,547
Mutual Funds	58,102	0	(4,916)	53,186
Preferred Securities	97,405	675	0	98,080
Corporate Bonds	1,887,218	9,885	(183,164)	1,713,939
Total	$3,070,460	$33,501	$(254,209)	$2,849,752

LIFEWAY FOODS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2015 and December 31, 2014
(Unaudited)

Note 4 – INVESTMENTS – Continued

December 31, 2014	Cost	Unrealized Gains	Unrealized Losses	Fair Value
Common Stocks & ETF’s	$530,328	$19,608	$(64,046)	$485,890
Mutual Funds	445,337	0	(10,624)	434,713
Preferred Securities	180,120	195	(2,075)	178,240
Corporate Bonds	1,948,596	1,880	(270,179)	1,680,297
Total	$3,104,381	$21,683	$(346,924)	$2,779,140

Proceeds from the sale of investments were $1,133,647 and $1,419,362 for the six months ended June 30, 2015 and 2014, respectively.  Proceeds from the sale of investments were $440,424 and $864,753 for the three months ended June 30, 2015 and 2014, respectively.

Gross gains of $13,047 and $34,984 and gross losses of $80,822 and $151,472 were realized on these sales during the six months ended June 30, 2015 and 2014, respectively. Gross gains of $7,545 and $15,333 and gross losses of $70,227 and $136,629 were realized on these sales during the three months ended June 30, 2015 and 2014, respectively.

The following table shows the gross unrealized losses and fair value of the Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2015 and December 31, 2014:

	Less Than 12 Months		12 Months or Greater		Total
June 30, 2015	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Common Stocks & ETF’s	$419,655	$(39,292)	$157,897	$(26,837)	$577,552	$(66,129)
Mutual Funds	47,858	(3,204)	5,328	(1,712)	53,186	(4,916)
Preferred Securities	0	0	0	0	0	0
Corporate Bonds	692,965	(61,201)	749,771	(121,963)	1,442,736	(183,164)
	$1,160,478	$(103,697)	$912,996	$(150,512)	$2,073,474	$(254,209)

	Less Than 12 Months		12 Months or Greater		Total
December 31, 2014	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Common Stocks & ETF’s	$162,268	$(49,053)	$141,417	$(14,993)	$303,685	$(64,046)
Mutual Funds	434,713	(10,624)	0	0	434,713	(10,624)
Preferred Securities	80,640	(2,075)	0	0	80,640	(2,075)
Corporate Bonds	1,056,140	(194,641)	497,277	(75,538)	1,553,417	(270,179)
	$1,733,761	$(256,393)	$638,694	$(90,531)	$2,372,455	$(346,924)

The Company’s investments in equity securities, mutual funds, preferred securities, and corporate bonds consist of investments in common stock, preferred stock, structured notes and other debt securities of companies in various industries. During the first quarter of 2015, the Company recorded other-than-temporary impairment losses of approximately $180,000 with respect to three structured notes. The impairment loss is included in “other income (expense), net” in the accompanying consolidated statements of income and comprehensive income.  The structured notes allow the issuer to settle at less than par in certain circumstances. In reaching a conclusion to record these other-than-temporary impairment losses, the Company evaluated the near-term prospects of the issuers and determined it was probable the

LIFEWAY FOODS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2015 and December 31, 2014
(Unaudited)

Note 4 – INVESTMENTS – Continued

issuers would have the ability to settle the bonds for an amount less than par value at maturity. With respect to one other corporate bond with unrealized losses greater than 12 months, the Company evaluated the near-term prospects of the issuer in relation to the severity and duration of the impairment. Based on that evaluation and the Company’s ability and intent to hold these investments for a reasonable period of time sufficient for a forecasted recovery of fair value, the Company did not consider the investment to be other-than-temporarily impaired at June 30, 2015.

Note 5 – INVENTORIES

Inventories consist of the following:

	June 30, 2015	December 31, 2014
Finished goods	$1,820,587	$2,373,476
Production supplies	2,565,425	2,069,742
Raw materials	1,903,804	1,371,001
Total inventories	$6,289,816	$5,814,219

Note 6 – PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	June 30, 2015	December 31, 2014
Land	$1,756,673	$1,856,370
Buildings and improvements	16,417,110	15,125,803
Machinery and equipment	22,697,235	20,434,910
Vehicles	1,310,527	1,244,560
Office equipment	602,087	465,801
Construction in process	30,260	2,408,754
	42,813,892	41,536,198
Less accumulated depreciation	20,838,961	19,643,803
Total property and equipment	$21,974,931	$21,892,395

Note 7 – ACCRUED EXPENSES

Accrued expenses consist of the following:

	June 30, 2015	December 31, 2014
Accrued payroll and payroll taxes	$1,201,895	$891,763
Accrued property tax	352,169	331,278
Other	3,148,698	843,035
	$4,702,762	$2,066,076

LIFEWAY FOODS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2015 and December 31, 2014
(Unaudited)

Note 8 – NOTES PAYABLE

Notes payable consist of the following:

	June 30, 2015	December 31, 2014

Note payable to Private Bank in monthly installments of $42,222, plus variable interest rate (currently 2.67%) with a balloon payment for the remaining balance. Collateralized by substantially all assets of the Company. Maturity date - May 31, 2018.	$4,098,889	$4,352,222

Note payable to Private Bank in monthly installments of $27,778, plus variable interest rate (currently 2.67%) with a balloon payment for the remaining balance, maturing on May 31, 2019, collateralized by substantially all assets of the Company.	4,280,439	4,583,333

Notes payable to Ford Credit Corp. payable in monthly installments of $1,778 at 5.99%, paid in March 2015.	—	12,198

Note payable to Fletcher Jones of Chicago, Ltd LLC in monthly installments of $1,769 at 6.653%, paid in March 2015.	—	49,047
Total notes payable	8,379,328	8,996,800
Less current maturities	840,000	872,285
Total long-term portion	$7,539,328	$8,124,515

 In accordance with the Private Bank agreements referenced above, the Company is subject to minimum fixed charged ratio and tangible net worth thresholds. The Company was in compliance with these financial covenants at June 30, 2015.  Further, the Company is required to deliver its annual and quarterly consolidated financial statements and related SEC filings within specified timeframes. Due to the Company’s delay in completing such filings the Company obtained waivers as further discussed in Note 14.

In addition, as of June 30, 2015 the Company had a $5 million revolving credit facility with The Private Bank. Borrowings under the facility were subject to interest at the prime rate or LIBOR plus 2.5%. At June 30, 2015 there were no borrowings under the facility. The facility expires on July 31, 2016.

Maturities of notes payables are as follows:

For the 12 Months Ended June 30,
2016	$840,000
2017	840,000
2018	840,000
2019	2,912,233
2020	2,947,095
Total	$8,379,328

LIFEWAY FOODS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2015 and December 31, 2014
(Unaudited)

Note 9 – COMMITMENTS AND CONTINGENCIES

The Company leases three stores for its Starfruit subsidiary. Total expense for these leases was $134,733 and $150,566 for the six months ended June 30, 2015 and 2014, respectively. The Company is also responsible for additional rent equal to real estate taxes and other operating expenses. Future annual minimum base rental payments for the leases as of June 30, 2015 are approximately as follows:

For the 12 months ending June 30,
2016	$73,000
2017	75,000
2018	63,000
2019	29,000
Total	$240,000

Note 10 – PROVISION FOR INCOME TAXES

The effective tax rate for the three and six months ended June 30, 2015 was 54.7% and 50.6% respectively compared to 54.7% and 53.4% respectively for the three and six months ended March 31, 2014.   The difference between the statutory and effective tax rate reflects certain operating expenses that are not fully deductible for federal income tax purposes.

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

Following is a description of the valuation methodologies used for assets measured at fair value on a recurring basis. There have been no changes in the methodologies used as of June 30, 2015 and December 31, 2014.

LIFEWAY FOODS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2015 and December 31, 2014
(Unaudited)

Note 11 – FAIR VALUE MEASUREMENTS – Continued

The majority of the Company’s fair value measurements for investments are classified within Level 1 or Level 2 of the fair value hierarchy. The Company’s Level 1 fair value measurements, which include mutual funds and common stock, is based on quoted market prices in active markets for identical securities. The Company’s Level 2 fair value measurements, which include corporate bonds, is based on other observable inputs, specifically a valuation model which utilized vendor pricing for similar securities.

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

The following table sets forth by level, within the fair value hierarchy, the Company’s financial assets measured at fair value on a recurring basis as of June 30, 2015 and December 31, 2014. Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement:

	Assets and Liabilities at Fair Value as of June 30, 2015
	Level 1	Level 2	Level 3	Total
Mutual Funds	$53,186	$—	$—	$53,186
Common Stocks & ETF’s	984,547	—	—	984,547
Preferred Securities	—	98,080	—	98,080
Corporate Bonds	—	1,629,219	84,720	1,713,939

	Assets and Liabilities at Fair Value as of December 31, 2014
	Level 1	Level 2	Level 3	Total
Mutual Funds	$434,713	$—	$—	$434,713
Common Stocks & ETF’s	485,890	—	—	485,890
Preferred Securities	—	178,240	—	178,240
Corporate Bonds	—	1,680,297	—	1,680,297

The Company’s financial assets and liabilities which are not carried at fair value on a recurring basis include cash and cash equivalents, certificates of deposit, accounts receivable, other receivables, accounts payable and notes payable for which carrying value approximates fair value.

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

LIFEWAY FOODS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2015 and December 31, 2014
(Unaudited)

Note 13 – SEGMENTS AND PRODUCTS – Continued

Net sales of products by category for the six months ended June 30 were as follows:

	Six months ended June 30,		Three months ended June 30,
	2015	2014	2015	2014
Drinkable Kefir other than ProBugs	$50,821,289	$50,651,559	$25,233,948	$25,563,748
Pro Bugs	4,296,976	3,683,935	2,290,905	1,820,038
Lifeway Farmer Cheese	3,464,377	3,367,789	1,741,985	1,681,601
Frozen Kefir	860,670	993,839	554,350	500,024
Net Sales	$59,443,312	$58,697,122	$29,821,188	$29,565,411

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

The Company has less than $1 million in revenues attributable to its retail locations during the three and six months ended June 30, 2015 and 2014. The annual revenues attributable to the three retail locations are not material and accordingly the Company has not presented financial information separately for this operating segment. Substantially all of the consolidated revenues and assets of the Company are within the United States.

Note 14 - SUBSEQUENT EVENTS

On April 6, 2015, May 14, 2015 and August 25, 2015 the Company received letters (the “Nasdaq Notices”) from The NASDAQ Stock Market LLC (“Nasdaq”) notifying the Company that because it had not yet filed with the SEC its Annual Report on Form 10-K for the fiscal year ended December 31, 2014 (the “Form 10-K”) and its Quarterly Reports on Form 10-Q for the fiscal quarters ended March 31, 2015 (the “First Quarter Form 10-Q”) and June 30, 2015 (the “Second Quarter Form 10-Q”), the Company is not in compliance with the periodic filing requirements for continued listing set forth in Nasdaq Listing Rule 5250(c)(1).  The Company filed the Form 10-K on August 14, 2015, the First Quarter Form 10-Q on September 29, 2015 and the Second Quarter Form 10-Q on September 30, 2015.

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

On September 24, 2015, the Company’s Board of Directors authorized a stock repurchase program under which the Company may repurchase up to $3,500,000 of the Company’s common stock not to exceed an aggregate of 250,000 shares, in the open market or in privately negotiated transactions, in accordance with all applicable securities laws and regulations, including Rule 10b-18 of the Securities Exchange Act of 1934, as amended. The extent to which the Company repurchases its shares and the timing of such repurchases will depend upon a variety of factors, including market conditions, regulatory requirements and other corporate considerations, as determined by management. The repurchase program may be suspended or discontinued at any time.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion of the financial condition and results of operations of Lifeway Foods, Inc. as of and for the three and six months ended June 30, 2015 should be read in conjunction with the unaudited consolidated financial statements and the notes to those statements that are included elsewhere in this report on Form 10-Q and the audited financial statements and Management’s Discussion and Analysis contained in our Form 10-K for the year ended December 31, 2014 (the “Form 10-K”). In addition to historical information, the following discussion contains certain forward-looking statements within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. These statements relate to our future plans, objectives, expectations and intentions. These statements may be identified by the use of words such as “may”, “will”, “could”, “expect”, “anticipate”, “intend”, “believe”, “estimate”, “plan”, “predict”, and similar terms or terminology, or the negative of such terms or other comparable terminology. Although we believe the expectations expressed in these forward-looking statements are based on reasonable assumptions within the bound of our knowledge of our business, our actual results could differ materially from those discussed in these statements. Factors that could contribute to such differences include, but are not limited to, those discussed in the “Risk Factors” section of the Form 10-K. We undertake no obligation to update publicly any forward-looking statements for any reason even if new information becomes available or other events occur in the future.

Comparison of three month period ended June 30, 2015 to the three month period ended June 30, 2014

Results of Operations

Net sales

The following table summarizes our net sales:

	Three months ended June 30,		Change
	2015	2014	$	%
Gross Sales	$36,291,842	$32,594,048	$3,697,794	11.3%
Less: Discounts & promotional allowances	(6,470,654)	(3,028,637)	(3,442,017)	113.6%
Net Sales	$29,821,188	$29,565,411	$255,777	0.9%
Discounts & promotional allowances % to gross sales	17.8%	9.3%

Net sales increased by $255,777 or 0.9% to $29,821,188 The increase in net sales reflects a $3,697,794 or 11.3% increase in gross sales reflecting higher volumes of drinkable Kefir offset by significantly higher discounts and promotional allowances given to customers.

Cost of goods sold

The following table summarizes our cost of goods sold:

	Three months ended June 30,		Change
	2015	2014	$	%
Purchases	$13,815,824	$14,714,737	$(898,913)	-6.1%
Testing	38,903	13,145	25,758	195.9%
Supplies	506,240	371,637	134,603	36.2%
Salaries production	3,089,472	2,221,464	868,008	39.1%
Contract work	36,977	97,543	(60,566)	-62.1%
Freight	3,519,854	2,970,266	549,588	18.5%
Delivery expense	135,587	78,229	57,358	73.3%
Labor and overhead	1,058,272	965,603	92,669	9.6%
Cost of Goods Sold, excluding depreciation	22,201,129	21,432,624	768,505	3.6%
Depreciation expense	604,531	627,878	(23,347)	-3.7%
Cost of Goods Sold	$22,805,660	$22,060,502	$745,158	3.4%

Cost of Goods sold % to net sales	76.5%	74.6%

Cost of goods sold, excluding depreciation expense increased by $768,505 or 3.6% to $22,201,129 during the three-month period ended June 30, 2015 from $21,432,624 during the same three-month period in 2014.  Cost of goods sold, excluding depreciation expense as a percent of sales was 74.4% during the three-month period ended June 30, 2015 compared to 72.5% during the same three-month period in 2014.  The overall increase in the cost of goods sold percent to net sales reflects the elevated level of promotional allowances and discounts given to customers.

Depreciation expense decreased by $23,347 or about 3.7% to $604,531 during the three-month period ended June 30, 2015 from $627,878 during the same three-month period in 2014.

Selling Expenses

The following table summarizes our selling expenses:

	Three months ended June 30,		Change
	2015	2014	$	%
Salesperson commissions	$779,752	$799,104	$(19,352)	-2.4%
Advertising	867,297	1,006,016	(138,719)	-13.8%
Salaries	914,394	1,334,037	(419,643)	-31.5%
Promotions payable	42,851	131,552	(88,701)	-67.4
Travel	13,105	423,112	(410,007)	-96.9
Selling expense	$2,617,399	$3,693,821	$(1,076,422)	29.1%
% to net sales	8.8%	12.5%

Selling expenses decreased by $1,076,422 or 29.1% to $2,617,399 during the three-month period ended June 30, 2015 from $3,693,821 during the same period in 2014.  Selling expenses as a percentage of sales were 8.8 % for the three-month period ended June 30, 2015 compared to 12.5% for the same period in 2014.  The decrease reflects the reassignment of Company personnel in 2015 from principally selling responsibilities to broader general management responsibilities and lower travel due to timing.

General and administrative expenses

The following table summarizes our general and administrative expenses:

	Three months ended June 30,		Change
	2015	2014	$	%
Salaries	$1,746,732	$798,812	$947,920	118.7%
Rent	69,753	78,645	(8,892)	-11.3%
Equipment lease	1,740	2,026	(286)	-14.1%
Auto expense	54,388	33,851	20,537	60.7%
Office supplies	54,557	42,258	12,299	29.4%
Professional fees	1,372,920	623,068	749,852	120.3%
Telephone expense	42,972	29,368	13,604	46.3%
Facilities	561,425	192,388	369,037	191.8%
Tax	47,574	56,030	(8,456)	-15.1%
Miscellaneous	218,094	250,751	(32,657)	-13.0%
General & administrative expense	$4,170,155	$2,107,197	$2,062,958	97.9%
% to net sales	14.0%	7.2%

General and administrative expenses increased $2,062,958 or 97.9% to $4,170,155 during the three-month period ended June 30, 2015 from $2,107,197 during the same period in 2014.  The increase is primarily a result of increases in salaries, facilities expense and professional fees.  Salaries increased $947,920 or 118.7% to $1,746,732 during the three-month period ended June 30, 2015 from $798,812 during the same period in 2014.  The increase reflects the reassignment of Company personnel in 2015 from principally selling responsibilities to broader general management responsibilities.  Professional fees, which consists primarily of legal and accounting fees increased by $749,852 or 120.3% to $1,372,920 in the three-month period ended June 30, 2015 from $623,068 during the same period in 2014.  The higher professional fees are due to costs associated the company’s delayed SEC filings.  Expenses related to our facilities, increased by $369,037 or 191.8% to $561,425 in the three-month period ended June 30, 2015 from $192,388 during the same period in 2014. The increase is primarily due to higher utility costs associated with the Wisconsin facility.

Income from operations and net income

The company reported income from operations of $49,054 during the second quarter of 2015, compared to $1,524,972 during the same period in 2014. Provision for income taxes was $119,626, or a 54.7% effective rate for the second quarter of 2015 compared to a provision for income taxes of $807,768 or a 54.7% effective tax rate, during the same period in 2014. Income taxes are discussed in Note 10 to the Notes to the Consolidated Financial Statements.

Net income was $98,913 or $0.01 per basic and diluted common share for the three-month period ended June 30, 2015 compared to $669,416 or $0.04 per basic and diluted common share in the same period in 2014.

Comparison of six month period ended June 30, 2015 to the six month period ended June 30, 2014

Results of Operations

Net sales

The following table summarizes our net sales:

	Six months ended June 30,		Change
	2015	2014	$	%
Gross Sales	$69,394,925	$64,655,195	$4,739,730	7.3%
Less: Discounts & promotional allowances	(9,951,613)	(5,958,073)	(3,993,540)	67.0%
Net Sales	$59,443,312	$58,697,122	$746,190	1.3%
Discounts & promotional allowances % to gross sales	14.3%	9.2%

Net sales increased by $746,190 or 1.3% to $59,443,312 during the six-month period ended June 30, 2015 from $58,697,122 during the same period in 2014.  The 1.3% increase reflects a $4,739,730 or 7.3% increase in gross sales reflecting higher volumes of drinkable Kefir and the commencement of cream sales in the second quarter of 2014 offset by significantly higher discounts and promotional allowances in 2015.

Cost of goods sold

The following table summarizes our cost of goods sold:

	Six months ended June 30,		Change
	2015	2014	$	%
Purchases	$25,696,896	$30,188,857	$(4,491,961)	-14.9%
Testing	52,877	21,458	31,419	146.4%
Supplies	1,189,903	659,845	530,058	80.3%
Salaries production	5,828,244	4,368,422	1,459,822	33.4%
Contract work	70,997	121,659	(50,662)	-41.6%
Freight	6,728,610	5,796,599	932,011	16.1%
Delivery expense	242,821	161,452	81,369	50.4%
Outside services		1,581	(1,581)	-100.0%
Labor and overhead	3,038,746	1,794,662	1,244,084	69.3%
Cost of Goods Sold, excluding depreciation	42,849,096	43,114,535	(265,441)	-0.6%
Depreciation expense	1,195,158	1,411,238	(216,080)	-15.3%
Cost of Goods Sold	$44,044,254	$44,525,773	$(481,521)	-0.1%

Cost of Goods sold % to net sales	74.1%	75.9%

Cost of goods sold, excluding depreciation expense, declined by $265,441 or 0.6% to $42,849,096 during the six-month period ended June 30, 2015 from $43,114,535 during the same period in 2014.  Cost of goods sold, excluding depreciation expense as a percent of sales was 72.1% during the six-month period ended June 30, 2015 compared to 73.5% during the same period in 2014.  The overall improvement in the cost of goods sold percent to sales reflects lower costs of purchases of raw materials, primarily lower milk prices, offset somewhat by increased labor and overhead, production salaries and supplies. In April, 2014 the Company began processing raw milk and producing Kefir related packaging in its Waukesha, Wisconsin facility, contributing to increased labor and overhead, production salaries and supplies in the first quarter of 2015 compared to the first quarter of 2014.

Depreciation expense decreased by $216,080 or about 15.3% to $1,195,158 during the six-month period ended June 30, 2015 from $1,411,238 during the same period in 2014. The decrease reflects a $400,000 correction of depreciation expense related to periods prior to 2014 recognized in the first quarter of 2014 partially offset by increased depreciation expense associated with assets placed in service at the Lifeway Wisconsin location in 2015.

Selling Expenses

The following table summarizes our selling expenses:

	Six months ended June 30,		Change
	2015	2014	$	%
Salesperson commissions	$1,344,219	$1,333,795	$10,424	0.8%
Advertising	2,741,835	1,824,524	917,311	50.3%
Salaries	2,381,024	2,938,190	(557,166)	-19.0%
Promotions payable	90,730	204,433	(113,703)	-55.6%
Travel	221,994	872,567	(650,573)	-74.6%
Selling expense	$6,779,802	$7,173,509	$(393,707)	-5.5%
% to net sales	11.4%	12.2%

Selling expenses decreased by $393,707 or 5.5% to $6,779,802 during the six-month period ended June 30, 2015 from $7,173,509 during the same period in 2014.  Selling expenses as a percentage of sales were 11.4 % for the six-month period ended June 30, 2015 compared to 12.2% for the same period in 2014. The decrease reflects lower travel due to timing, and lower salaries due to the reassignment of Company personnel in 2015 from principally selling responsibilities to broader general management responsibilities offset partially by increased advertising.  During the first quarter of 2015 the company ran its first national TV commercial contributing to the increased advertising expense.

General and administrative expenses

The following table summarizes our general and administrative expenses:

	Six months ended June 30,		Change
	2015	2014	$	%
Salaries	$2,719,341	$1,733,944	$985,397	56.8%
Rent	134,734	150,567	(15,833)	-10.5%
Equipment lease	3,641	3,194	447	14.0%
Auto expense	75,589	49,276	26,313	53.4%
Office supplies	81,144	67,445	13,699	20.3%
Professional fees	2,250,878	1,366,936	883,942	64.7%
Permits and licenses	0	84,157	(84,157)	-100.0%
Telephone expense	81,242	56,892	24,350	42.8%
Facilities	1,041,963	386,763	655,200	169.4%
Tax	123,612	88,374	35,238	39.9%
Miscellaneous	289,907	500,279	(210,372)	-42.1%
General & administrative expense	$6,802,051	$4,487,827	$2,314,224	51.6%
% to net sales	11.4%	7.6%

General and administrative expenses increased $2,314,224 or 51.6% to $6,802,051 during the six-month period ended June 30, 2015 from $4,487,827 during the same period in 2014.  The increase is primarily a result of increases in salaries, professional fees and facilities expense.  The higher salaries reflects the reassignment of Company personnel in 2015 from principally selling responsibilities to broader general management responsibilities.  Professional fees, which consists primarily of legal and accounting fees increased by $883,942 or 64.7% to $2,250,878 in the six-month period ended June 30, 2015 from $1,366,936 during the same period in 2014. The higher professional fees are due to costs associated the company’s delayed SEC filings. Expenses related to our facilities, increased by $655,200 or 169.4% to $1,041,963 in the six-month period ended June 30, 2015 from $386,763 during the same period in 2014. The increase is primarily due to higher utility costs associated with the Wisconsin facility.

Income from operations and net income

The company reported income from operations of $1,459,366 during the six months ended June 30, 2015, compared to $2,152,174 during the same period in 2014.  Provision for income taxes was $770,133, or a 50.6% effective rate for six months ended June 30, 2015 compared to a provision for income taxes of $1,106,229, or a 53.4% effective tax rate, during the same period in 2014.  Income taxes are discussed in Note 10 to the Notes to the Consolidated Financial Statements.

Net income was $752,631 or $0.05 per basic and diluted common share for the six-month period ended June 30, 2015 compared to $966,595 or $0.06 per basic and diluted common share in the same period in 2014.

Liquidity and Capital Resources

Sources and Uses of Cash

We anticipate being able to fund the Company’s foreseeable liquidity requirements internally. We continue to explore potential acquisition opportunities in our industry in order to boost sales while leveraging our distribution system to consolidate and lower costs.

Net cash provided by operating activities was $4,702,950 during the six-months ended June 30, 2015 compared to net cash provided by operating activities of $2,102,024 in the same period in 2014. The increase is primarily attributable to the timing of payments to suppliers and service providers, lower income tax payments and the relatively higher level of accounts receivable collections in the 2014 period.

Net cash used in investing activities was $1,472,643 during the six-months ended June 30, 2015 compared to net cash used in investing activities of $2,097,773 in the same period in 2014. The improvement in net cash used in investing activities reflects lower purchases of property and equipment and the proceeds related to the sale of property and equipment during the 2015 period.

The Company had a net increase in cash and cash equivalents of $2,612,835 during the six month period ended June 30, 2015 compared to a net decrease in cash and cash equivalents of $436,970 in the same period in 2014.

At June 30, 2015, the Company had $840,000 of current maturities of notes payable.  The Company also has a $5 million revolving credit facility with The Private Bank.  This facility remained unused at June 30, 2015 and is available for other general corporate purposes.

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

As of June 30, 2015, we had an outstanding balance under our bank term loans of approximately $8.379 million, and we have the option to borrow an additional $5 million from our line of credit.  The term loans bear interest at variable rates.  Based on the outstanding amount under such loans at June 30, 2015 of approximately $8.379 million (which remains outstanding as of the time of this filing) a 1.0 percent increase in interest rates would result in additional annualized interest expense of approximately $85,000.  For a detailed discussion of our notes payable, including a discussion of the applicable interest rate, please refer to Note 8, Notes Payable under Part I, Item 1 in this Quarterly Report on Form 10-Q.

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

As previously disclosed under “Item 9A—Controls and Procedures” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, we concluded that our internal control over financial reporting was not effective based on the material weaknesses identified. Based on those material weaknesses, which we view as an integral part of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the quarter ended June 30, 2015, our disclosure controls and procedures were not effective. Nevertheless, based on a number of factors, including the performance of additional procedures by management designed to ensure the reliability of our financial reporting, we believe that the consolidated financial statements in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with GAAP.

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

Changes in Internal Control over Financial Reporting

Except as discussed above there were no changes in our internal control over financial reporting that occurred during the second quarter of 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

LIFEWAY FOODS, INC.

Date: September 30, 2015	By:	/s/ Julie Smolyansky
Julie Smolyansky
Chief Executive Officer, President, and Director
(Principal Executive Officer)

Date: September 30, 2015	By:	/s/ Edward P. Smolyansky
Edward P. Smolyansky
Chief Financial and Accounting Officer, Treasurer, Chief Operating Officer and Secretary (Principal Financial and Accounting Officer)

INDEX OF EXHIBITS

31.1	Officer’s Certificate Pursuant to 15 U.S.C. 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Officer’s Certificate Pursuant to 15 U.S.C. 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data Files.