Form 10-Q
period 2015-09-30
LIFEWAY FOODS INC
filed 2015-11-09
CIK 814586

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  September 30, 2015

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

As of October 27, 2015, 16,304,410 shares of the registrant’s common stock, no par value, were outstanding.

LIFEWAY FOODS, INC.

ITEM 1.  FINANCIAL STATEMENTS.

LIFEWAY FOODS, INC. AND SUBSIDIARIES
Consolidated Statements of Financial Condition
September 30, 2015 and December 31, 2014

	September 30,	December 31,
	2015	2014
	(Unaudited)
ASSETS

Current assets
Cash and cash equivalents	$5,010,669	$3,260,244
Investments, at fair value	2,512,537	2,779,140
Certificates of deposits in financial institutions	534,678	149,965
Inventories	6,931,773	5,814,219
Accounts receivable, net of allowance for doubtful accounts and discounts of $1,100,000 and $1,050,000 at September 30, 2015 and December 31, 2014, respectively	10,753,485	10,213,541
Prepaid expenses and other current assets	53,966	251,922
Other receivables	37,850	134,338
Deferred income taxes	612,159	408,340
Refundable income taxes	129,426	1,140,796
Total current assets	26,576,273	24,152,505

Property and equipment, net	21,602,426	21,892,395

Intangible assets
Goodwill	14,068,091	14,068,091
Other intangible assets, net	2,523,006	3,059,764
Total intangible assets	16,591,097	17,127,855

Other Assets
Long-term accounts receivable, net of current portion	294,767	251,683
Total assets	$65,064,563	$63,424,438

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Current maturities of notes payable	$840,000	$872,285
Accounts payable	5,190,593	5,586,755
Accrued expenses	3,104,452	2,066,076
Accrued income taxes	448,891	—
Total current liabilities	9,583,936	8,525,116

Notes payable	7,329,328	8,124,515

Deferred income taxes	1,806,539	2,075,095
Total liabilities	18,719,803	18,724,726

Stockholders’ equity
Common stock, no par value; 40,000,000 shares authorized;
17,273,776 shares issued; 16,346,017 shares outstanding
at September 30, 2015 and December 31, 2014	6,509,267	6,509,267
Paid-in-capital	2,032,516	2,032,516
Treasury stock, at cost	(8,187,682)	(8,187,682)
Retained earnings	46,189,101	44,543,618
Accumulated other comprehensive loss, net of taxes	(198,442)	(198,007)
Total stockholders’ equity	46,344,760	44,699,712

Total liabilities and stockholders’ equity	$65,064,563	$63,424,438

See accompanying notes to consolidated financial statements

LIFEWAY FOODS, INC. AND SUBSIDIARIES
Consolidated Statements of Income and Comprehensive Income
For the Three Months and Nine Months Ended September 30, 2015 and 2014
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Gross sales	$33,519,071	$32,704,435	$102,913,996	$97,359,630
Less: discounts and promotional allowances	(3,920,406)	(2,594,213)	(13,872,019)	(8,552,286)
Net sales	29,598,665	30,110,222	89,041,977	88,807,344

Cost of goods sold	19,929,639	21,697,954	62,778,735	64,812,489
Depreciation expense	613,830	610,966	1,808,988	2,022,204

Total cost of goods sold	20,543,469	22,308,920	64,587,723	66,834,693

Gross profit	9,055,196	7,801,302	24,454,254	21,972,651

Selling expenses	2,706,375	2,804,127	9,486,177	9,977,636
General and administrative	4,117,811	2,627,566	10,919,862	7,115,393
Amortization expense	178,919	178,919	536,758	536,758

Total operating expenses	7,003,105	5,610,612	20,942,797	17,629,787

Income from operations	2,052,091	2,190,690	3,511,457	4,342,864

Other income (expense):
Interest and dividend income	25,259	22,739	86,477	86,664
Rental income	1,800	1,201	5,400	2,900
Interest expense	(55,698)	(62,084)	(179,468)	(194,377)
(Loss)/Gain on sale of investments, net
reclassified from OCI	839	(22,940)	(21,098)	39,190
Gain on sale of property and equipment	200	85,077	243,283	8,592
Other income (expense), net	(205,000)	—	(303,796)	1,674
Total other income (expense)	(232,600)	23,993	(169,202)	(55,357)

Income before provision for
income taxes	1,819,491	2,214,683	3,342,255	4,287,507

Provision for income taxes	926,639	1,201,005	1,696,772	2,307,234

Net income	$892,852	$1,013,678	$1,645,483	$1,980,273

Basic and diluted earnings
per common share	$0.05	$0.06	$0.10	$0.12

Weighted average number of
common shares outstanding	16,346,017	16,346,017	16,346,017	16,346,017

COMPREHENSIVE INCOME

Net income	$892,852	$1,013,678	$1,645,483	$1,980,273

Other comprehensive income
(loss), net of tax:
Unrealized gains (losses) on
investments (net of tax)	(183,170)	(93,679)	(247,645)	(22,524)
Less reclassification adjustment
for (gains) losses and other than temporary impairments included in
net income (net of taxes)	124,395	13,702	247,210	(23,408)

Comprehensive income	$834,047	$933,701	$1,645,048	$1,934,341

See accompanying notes to consolidated financial statements

LIFEWAY FOODS, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders’ Equity
For the Nine Months Ended September 30, 2015 and 2014
(Unaudited)

							Accumulated
							Other
	Common Stock						Comprehensive
	Issued		In treasury		Paid In	Retained	Income (Loss),
	Shares	$	Shares	$	Capital	Earnings	Net of Tax	Total Equity

Balances at December 31, 2013	17,273,776	$6,509,267	(927,759)	$(8,187,682)	$2,032,516	$42,587,214	$7,807	$42,949,122

Other comprehensive loss	—	—	—	—	—	—	(45,932)	(45,932)

Net income for the nine months ended September 30, 2014	—	—	—	—	—	1,980,273	—	1,980,273

Balances at September 30, 2014	17,273,776	$6,509,267	(927,759)	$(8,187,682)	$2,032,516	$44,567,487	$(38,125)	$44,883,463

Balances at December 31, 2014	17,273,776	$6,509,267	(927,759)	$(8,187,682)	$2,032,516	$44,543,618	$(198,007)	$44,699,712

Other comprehensive loss	—	—	—	—	—	—	(435)	(435)

Net income for the nine months ended September 30, 2015	—	—	—	—	—	1,645,483	—	1,645,483

Balances at September 30, 2015	17,273,776	$6,509,267	(927,759)	$(8,187,682)	$2,032,516	$46,189,101	$(198,442)	$46,344,760

See accompanying notes to consolidated financial statements

LIFEWAY FOODS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2015 and 2014
(Unaudited)

	September 30,
	2015	2014
Cash flows from operating activities:
Net income	$1,645,483	$1,980,273
Adjustments to reconcile net income to net
cash flows from operating activities:
Depreciation and amortization	2,345,746	2,558,962
Loss (gain) on sale of investments, net	21,098	(39,190)
Impairment of investments	384,500	—
Deferred income taxes	(472,375)	(783,607)
Bad debt expense	250	76,049
Gain on sale of property and equipment	(243,083)	(8,592)
(Increase) decrease in operating assets:
Accounts receivable	(540,194)	(1,548,110)
Other receivables	53,674	76,552
Inventories	(1,117,554)	(235,849)
Refundable income taxes	1,011,370	972,522
Prepaid expenses and other current assets	197,956	73,379
Increase (decrease) in operating liabilities:
Accounts payable	(396,162)	595,333
Accrued expenses	1,038,376	(40,184)
Accrued income taxes	448,891	—
Net cash provided by operating activities	4,377,976	3,677,538

Cash flows from investing activities:
Purchases of investments	(1,369,285)	(2,319,742)
Proceeds from sale of investments	1,229,855	1,736,946
Redemption of certificates of deposits	249,965	15,000
Investments in certificates of deposits	(634,678)	—
Purchases of property and equipment	(1,618,716)	(3,052,303)
Proceeds from sale of property and equipment	342,780	89,076
Net cash used in investing activities	(1,800,079)	(3,531,023)

Cash flows from financing activities:
Repayment of notes payable	(827,472)	(657,694)
Net cash used in financing activities	(827,472)	(657,694)

Net (decrease) increase in cash and cash equivalents	1,750,425	(511,179)

Cash and cash equivalents at the beginning of the period	3,260,244	3,306,608

Cash and cash equivalents at the end of the period	$5,010,669	$2,795,429
Supplemental cash flow information Cash paid for income taxes	$1,120,000	$2,131,658
Cash paid for interest	$177,521	$195,275

See accompanying notes to consolidated financial statements

LIFEWAY FOODS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2015 and December 31, 2014
(Unaudited)

Note 1 – Nature of business

Lifeway Foods, Inc. (the “Company” or “Lifeway”), an Illinois corporation, commenced operations in February 1986, and was incorporated under the laws of the State of Illinois on May 19, 1986. The Company’s principal business activity is the manufacturing of probiotic, cultured, functional dairy health food products. Lifeway’s primary product is kefir, a dairy beverage similar to but distinct from yogurt, in several flavors and in several packages. In addition to kefir, Lifeway manufactures “Lifeway Farmer Cheese,” a line of various farmer cheeses. Lifeway distributes its products throughout the United States and in London, England. The Company manufactures all of its products distributed in the United States at Company-owned facilities. In the Chicago metropolitan area, Lifeway distributes its products on its own trucks and via distributors. The Company directly distributes its products in the Philadelphia and Tri State metropolitan areas using its own trucks. The Company distributes its products throughout the remainder of the United States via distributors. The Company’s products distributed in London are manufactured and shipped to retailers by a third party co-packer. Products sold by the Company to distributors in the United States may be resold by such distributors within or outside of the United States, including in Mexico, Costa Rica and the Caribbean. The Company’s products are also manufactured and distributed in Canada by a third party co-packer.

Note 2 – Basis of Presentation and Significant Accounting Policies

Corrections of prior period financial statements
As reported in the Company’s fiscal 2014 annual report on Form 10-K, the Company recorded out-of-period adjustments during fiscal 2014 to correct the accounting for certain errors related primarily to the provision for income taxes and an understatement of depreciation expense arising from assigning incorrect useful lives.  The Company has revised its previously reported fiscal 2014 interim consolidated financial statements to correct for these matters. The adjustments decreased previously reported net income by approximately $12,000 and $800,000 for the three-month and nine-month periods ended September 30, 2014. The adjustments had no impact on previously reported net income for the year ended December 31, 2014.

There was no impact to quarterly cash flows in 2014 as the decrease in net income was offset by the increase in the non-cash reconciling items for depreciation expense and refundable income taxes. The Company does not believe that these adjustments are material to the results of operations, financial position or cash flows for any of its previously filed interim consolidated financial statements.  Accordingly, the September 30, 2014 interim consolidated financial statements included herein have been revised to reflect the adjustments discussed above.

The net-of-tax effect of these adjustments decreases the Company’s previously reported 2014 earnings per common and diluted share by $0.02 for the quarter ended March 31, 2014 and $0.03 for the quarter ended June 30, 2014, and increases the Company’s 2014 earnings per common and diluted share by $0.05 for the quarter ended December 31, 2014. The Company’s previously reported earnings per common and diluted share for the quarter ended September 30, 2014 are unchanged.

Basis of presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information, and do not include all of the information and disclosures required for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation, have been included.  For further information, refer to the consolidated financial statements and disclosures included in the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

Principles of consolidation
The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Helios Nutrition, Ltd., Pride of Main Street, L.L.C., Starfruit, L.L.C., Fresh Made, Inc. and Starfruit Franchisor,

LIFEWAY FOODS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2015 and December 31, 2014
(Unaudited)

Note 2 – Basis of Presentation and Significant Accounting Policies – Continued

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

The Company routinely offers sales allowances and discounts to our customers and consumers. These programs include rebates, in-store display and demo allowances, allowances for non-salable product, coupons and other trade promotional activities. These allowances are considered reductions in the price of our products and thus are recorded as reductions to gross sales. Some of these incentives are recorded by estimating incentive costs based on our historical experience and expected levels of performance of the trade promotion. We maintain a reserve for the estimated allowances incurred but unpaid. Differences between estimated and actual allowances are normally insignificant and are recognized in earnings in the period such differences are determined. Product returns have historically not been material.

Bulk cream is a by-product of the Company’s fluid milk manufacturing process. The Company does not use bulk cream in any of its end products, but rather disposes of it through sales to other companies. Bulk cream by-product sales are included in gross sales.

Advertising and promotional costs
The Company expenses advertising costs as incurred. For the nine months ended September 30, 2015 and 2014 total advertising expenses were $4,033,240 and $2,462,313, respectively. For the three months ended September 30, 2015 and 2014 total advertising expenses were $1,291,405 and $637,281, respectively.

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

LIFEWAY FOODS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2015 and December 31, 2014
(Unaudited)

Note 2 – Basis of Presentation and Significant Accounting Policies – Continued

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

Note 3 – Intangible Assets

Intangible assets, net consists of the following:

	As of
	September 30, 2015	December 31, 2014
Recipes	$43,600	$43,600
Customer lists and other customer related intangibles	4,529,200	4,529,200
Customer relationship	985,000	985,000
Trade names	2,248,000	2,248,000
Formula	438,000	438,000
Subtotal	8,243,800	8,243,800
Accumulated amortization	(5,720,794)	(5,184,036)
Intangible assets, net	$2,523,006	$3,059,764

Note 4 – Investments

The cost and fair value of investments classified as available for sale are as follows:

September 30, 2015	Cost	Unrealized Gains	Unrealized Losses	Fair Value
Common stocks & ETF’s	$1,041,953	$12,102	$(175,470)	$878,585
Mutual Funds	77,109	—	(10,243)	66,866
Preferred Securities	97,405	515	—	97,920
Corporate Bonds	1,621,586	24	(152,444)	1,469,166
Total	$2,838,053	$12,641	$(338,157)	$2,512,537

December 31, 2014	Cost	Unrealized Gains	Unrealized Losses	Fair Value
Common stocks & ETF’s	$530,328	$19,608	$(64,046)	$485,890
Mutual Funds	445,337	—	(10,624)	434,713
Preferred Securities	180,120	195	(2,075)	178,240
Corporate Bonds	1,948,596	1,880	(270,179)	1,680,297
Total	$3,104,381	$21,683	$(346,924)	$2,779,140

Proceeds from the sale of investments were $1,229,855 and $1,736,946 for the nine months ended September 30, 2015 and 2014, respectively.  Proceeds from the sale of investments were $96,208 and $317,584 for the three months ended September 30, 2015 and 2014, respectively.

LIFEWAY FOODS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2015 and December 31, 2014
(Unaudited)

Note 4 – Investments - Continued

Gross gains of $13,852 and $83,810 and gross losses of $34,950 and $44,620 were realized on these sales during the nine months ended September 30, 2015 and 2014, respectively. Gross gains of $840 and $2,988 and gross losses of $2 and $25,928 were realized on these sales during the three months ended September 30, 2015 and 2014, respectively.

The following table shows the gross unrealized losses and fair value of the Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2015 and December 31, 2014:

	Less Than 12 Months		12 Months or Greater		Total
September 30, 2015	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Common stocks & ETF’s	$456,047	$(104,176)	$276,028	$(71,293)	$732,075	$(175,470)
Mutual Funds	62,744	(7,326)	4,122	(2,918)	66,866	(10,243)
Preferred Securities	—	—	—	—	—	—
Corporate Bonds	552,809	(76,352)	906,304	(76,092)	1,459,113	(152,444)
	$1,071,600	$(187,854)	$1,186,454	$(150,303)	$2,258,054	$(338,157)

	Less Than 12 Months		12 Months or Greater		Total
December 31, 2014	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Common stocks & ETF’s	$162,268	$(49,053)	$141,417	$(14,993)	$303,685	$(64,046)
Mutual Funds	434,713	(10,624)	—	—	434,713	(10,624)
Preferred Securities	80,640	(2,075)	—	—	80,640	(2,075)
Corporate Bonds	1,056,140	(194,641)	497,277	(75,538)	1,553,417	(270,179)
	$1,733,761	$(256,393)	$638,694	$(90,531)	$2,372,455	$(346,924)

The Company’s investments in equity securities, mutual funds, preferred securities, and corporate bonds consist of investments in common stock, preferred stock, structured notes and other debt securities of companies in various industries. The Company recorded other-than-temporary impairment losses of approximately $180,000 during the first quarter of 2015 and $205,000 during third quarter of 2015 with respect to certain structured notes. The impairment losses are included in “other income (expense), net” in the accompanying consolidated statements of income and comprehensive income.  The structured notes allow the issuer to settle at an amount less than par in certain circumstances. In reaching a conclusion to record these other-than-temporary impairment losses, the Company evaluated the near-term prospects of the issuers and determined it was probable the issuers would have the ability to settle the bonds for an amount less than par value at maturity.

LIFEWAY FOODS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2015 and December 31, 2014
(Unaudited)

Note 5 – Inventories

Inventories consist of the following:

	September 30, 2015	December 31, 2014
Finished goods	$1,966,744	$2,373,476
Production supplies	2,754,577	2,069,742
Raw materials	2,210,452	1,371,001
Total inventories	$6,931,773	$5,814,219

Note 6 – Property and Equipment

Property and equipment consist of the following:

	September 30, 2015	December 31, 2014
Land	$1,756,673	$1,856,370
Buildings and improvements	16,419,430	15,125,803
Machinery and equipment	22,794,894	20,434,910
Vehicles	1,310,527	1,244,560
Office equipment	709,188	465,801
Construction in process	64,505	2,408,754
	43,055,217	41,536,198
Less accumulated depreciation	21,452,791	19,643,803
Total property and equipment	$21,602,426	$21,892,395

Note 7 – Accrued Expenses

Accrued expenses consist of the following:

	September 30, 2015	December 31, 2014
Accrued payroll and payroll taxes	$945,883	$891,763
Accrued property tax	305,659	331,278
Other	1,852,910	843,035
	$3,104,452	$2,066,076

LIFEWAY FOODS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2015 and December 31, 2014
(Unaudited)

Note 8 – Notes Payable

Notes payable consist of the following:

	September 30, 2015	December 31, 2014

Note payable to Private Bank in monthly installments of $42,222, plus variable interest rate (currently 2.67%) with a balloon payment for the remaining balance. Collateralized by substantially all assets of the Company. Maturity date - May 31, 2018.	$3,972,223	$4,352,222

Note payable to Private Bank in monthly installments of $27,778, plus variable interest rate (currently 2.67%) with a balloon payment for the remaining balance, maturing on May 31, 2019, collateralized by substantially all assets of the Company.	4,197,105	4,583,333

Notes payable to Ford Credit Corp. payable in monthly installments of $1,778 at 5.99%, paid in March 2015.	—	12,198

Note payable to Fletcher Jones of Chicago, Ltd LLC in monthly installments of $1,769 at 6.653%, paid in March 2015.	—	49,047
Total notes payable	8,169,328	8,996,800
Less current maturities	840,000	872,285
Total long-term portion	$7,329,328	$8,124,515

In accordance with the Private Bank agreements referenced above, the Company is subject to minimum fixed charged ratio and tangible net worth thresholds. The Company was in compliance with these financial covenants at September 30, 2015.  Further, the Company is required to deliver its annual and quarterly consolidated financial statements and related SEC filings within specified timeframes.

In addition, as of September 30, 2015 the Company had a $5 million revolving credit facility with The Private Bank. Borrowings under the facility were subject to interest at the prime rate or LIBOR plus 2.5%. At September 30, 2015 there were no borrowings under the facility. The facility expires on July 31, 2016.

Maturities of notes payables are as follows:

For the 12 Months Ended September 30,
2016	$840,000
2017	840,000
2018	3,292,231
2019	3,197,097
Total	$8,169,328

LIFEWAY FOODS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2015 and December 31, 2014
(Unaudited)

Note 9 – Commitments and contingencies

Lease obligations -The Company leases three stores for its Starfruit subsidiary. Total rent expense for these leases was $92,852 and $108,426 for the nine months ended September 30, 2015 and 2014, respectively. The Company is also responsible for additional rent equal to real estate taxes and other operating expenses. Future annual minimum base rental payments under these leases as of September 30, 2015 are approximately $70,000 for each of the next three years and are not significant thereafter.

Litigation -The Company is a party to lawsuits in the normal course of business. In the opinion of management, the resolution of these lawsuits will not have a material adverse effect on the Company’s consolidated financial position or results of operations.

Note 10 – Income taxes

The effective tax rate for the three and nine months ended September 30, 2015 was 50.9% and 50.8% respectively, compared to 54.2% and 53.8%, respectively, for the three and nine months ended September 30, 2014.   The difference between the statutory and effective tax rate reflects certain operating expenses that are not fully deductible for federal income tax purposes.

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

The following is a description of the valuation methodologies used for assets measured at fair value on a recurring basis. There have been no changes in the methodologies used as of September 30, 2015 and December 31, 2014.

The majority of the Company’s fair value measurements for investments are classified within Level 1 or Level 2 of the fair value hierarchy. The Company’s Level 1 fair value measurements, which include mutual funds and common stock, is based on quoted market prices in active markets for identical securities. The Company’s Level 2 fair value

LIFEWAY FOODS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2015 and December 31, 2014
(Unaudited)

Note 11 – Fair Value Measurements - Continued

measurements, which include corporate bonds, is based on quoted prices in inactive markets for identical or similar assets.  The Company’s level 3 fair value measurements is based on the estimated proceeds expected to be received at maturity of the corporate bonds.

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

The following table sets forth by level, within the fair value hierarchy, the Company’s financial assets measured at fair value on a recurring basis as of September 30, 2015 and December 31, 2014. Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement:

	Assets and Liabilities at Fair Value as of September 30, 2015
	Level 1	Level 2	Level 3	Total

Mutual Funds	$66,866	$—	$—	$66,866
Common Stocks& ETF’s	878,586	—	—	878,586
Preferred Securities	—	97,920	—	97,920
Corporate Bonds	—	1,204,102	265,063	1,469,165

	Assets and Liabilities at Fair Value as of December 31, 2014
	Level 1	Level 2	Level 3	Total

Mutual Funds	$434,713	$—	$—	$434,713
Common Stocks& ETF’s	485,890	—	—	485,890
Preferred Securities	—	178,240	—	178,240
Corporate Bonds	—	1,680,297	—	1,680,297

The Company’s financial assets and liabilities which are not carried at fair value on a recurring basis include cash and cash equivalents, certificates of deposit, accounts receivable, other receivables, accounts payable and notes payable for which carrying value approximates fair value.

LIFEWAY FOODS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2015 and December 31, 2014
(Unaudited)

Note 12 – Share repurchase program

On September 24, 2015, the Company’s Board of Directors authorized a stock repurchase program under which the Company may repurchase up to $3,500,000 of the Company’s common stock not to exceed an aggregate of 250,000 shares, in the open market or in privately negotiated transactions, in accordance with all applicable securities laws and regulations, including Rule 10b-18 of the Securities Exchange Act of 1934, as amended. The extent to which the Company repurchases its shares and the timing of such repurchases will depend upon a variety of factors, including market conditions, regulatory requirements and other corporate considerations, as determined by management. The repurchase program may be suspended or discontinued at any time.  There were no share repurchases during the nine months ended September 30, 2015.

Note 13 – Segments, Products and Customers

The Company manufactures probiotic, cultured, functional dairy health food products. The Company’s primary product is kefir, a dairy beverage similar to but distinct from yogurt, in several flavors and in several packages. In addition to the drinkable products, Lifeway manufactures “Lifeway Farmer Cheese,” a line of various farmer cheeses.

Net sales of products by category for the three and nine months ended September 30 were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014

Drinkable Kefir other than ProBugs	$25,901,949	$26,142,269	$76,723,238	$76,793,828
Pro Bugs	1,702,481	1,898,439	5,999,457	5,582,374
Lifeway Farmer Cheese	1,660,377	1,565,652	5,124,754	4,933,441
Frozen Kefir	333,858	503,862	1,194,528	1,497,701
Net Sales	$29,598,665	$30,110,222	$89,041,977	$88,807,344

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

The Company has less than $1 million in revenues attributable to its retail locations during the three and nine months ended September 30, 2015 and 2014. The annual revenues attributable to the three retail locations are not material and accordingly the Company has not presented financial information separately for this operating segment. Substantially all of the consolidated revenues and assets of the Company are within the United States.

Significant Customers -Sales are predominately to companies in the retail food industry, located within the United States. Two major customers accounted for approximately 27% and 28% of gross sales for the nine months ended September 30, 2015 and 2014, respectively and 25% and 29% of gross sales for the three months ended September 30, 2015 and 2014, respectively.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion of the financial condition and results of operations of Lifeway Foods, Inc. as of and for the three and nine months ended September 30, 2015 should be read in conjunction with the unaudited consolidated financial statements and the notes to those statements that are included elsewhere in this report on Form 10-Q and the audited financial statements and Management’s Discussion and Analysis contained in our Form 10-K for the year ended December 31, 2014 (the “Form 10-K”). In addition to historical information, the following discussion contains certain forward-looking statements within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. These statements relate to our future plans, objectives, expectations and intentions. These statements may be identified by the use of words such as “may”, “will”, “could”, “expect”, “anticipate”, “intend”, “believe”, “estimate”, “plan”, “predict”, and similar terms or terminology, or the negative of such terms or other comparable terminology. Although we believe the expectations expressed in these forward-looking statements are based on reasonable assumptions within the bound of our knowledge of our business, our actual results could differ materially from those discussed in these statements. Factors that could contribute to such differences include, but are not limited to, those discussed in the “Risk Factors” section of the Form 10-K. We undertake no obligation to update publicly any forward-looking statements for any reason even if new information becomes available or other events occur in the future.

Comparison of the three month period ended September 30, 2015 to the three month period ended September 30, 2014

Results of Operations

Net sales

The following table summarizes our net sales:

	Three months ended September 30,		Change
	2015	2014	$	%
Gross Sales	$33,519,071	$32,704,435	$814,636	2.5%
Less: Discounts & promotional allowances	(3,920,406)	(2,594,213)	(1,326,193)	51.1%

Net Sales	$29,598,665	$30,110,222	$(511,557)	-1.7%
Discounts & promotional allowances % to gross sales	11.7%	7.9%

Net sales declined by $511,557 or 1.7% to $29,598,665. The decrease in net sales reflects a 2.5% increase in gross sales reflecting higher volumes of drinkable Kefir offset by significantly higher discounts and promotional allowances given to customers.

Cost of goods sold

The following table summarizes our cost of goods sold:

	Three months ended September30,		Change
	2015	2014	$	%
Purchases, net	$12,412,786	$14,514,267	$(2,101,481)	-14.5%
Testing	29,333	7,841	21,492	274.1%
Supplies	497,564	330,409	167,155	50.6%
Salaries production	2,850,876	2,350,648	500,228	21.3%
Contract work	35,498	31,565	3,933	12.5%
Freight	2,869,114	3,203,229	(334,115)	-10.4%
Delivery expense	96,560	131,495	(34,935)	-26.6%
Labor and overhead	1,137,908	1.128,500	9,408	0.8%
Cost of Goods Sold, excluding depreciation	19,929,639	21,697,954	(1,768,315)	-8.1%
Depreciation expense	613,830	610,966	2,864	0.5%
Cost of Goods Sold	$20,543,469	$22,308,920	$(1,765,451)	-7.9%

Gross Profit % to net sales	30.6%	25.9%

Gross profit as a percent of net sales increased to 30.6% during the three-month period ended September 30, 2015 from 25.9% during the same three-month period in 2014.  The increase in the gross profit percent reflects lower input costs, primarily lower milk prices, partially offset by the elevated level of promotional allowances and discounts given to customers.

Selling Expenses

The following table summarizes our selling expenses:

	Three months ended September 30,		Change
	2015	2014	$	%
Salesperson commissions	$528,559	$358,626	$169,933	47.4%
Advertising	1,291,405	637,281	654,124	102.6%
Salaries	829,964	1,362,969	(533,005)	-39.1%
Promotions payable	47,837	44,053	3,784	8.6%
Travel	8,610	401,198	(392,588)	-97.9%
Selling expense	$2,706,375	$2,804,127	$(97,752)	-3.5%
% to net sales	9.1%	9.3%

Selling expenses decreased by $97,752 or 3.5% to $2,706,375 during the three-month period ended September 30, 2015 from $2,804,127 during the same period in 2014 reflecting an increase in advertising programs offset by lower salaries and travel related costs.  The lower salaries reflects the reassignment of Company personnel in 2015 from principally selling responsibilities to broader general management responsibilities. Selling expenses as a percentage of sales were 9.1% for the three-month period ended September 30, 2015 compared to 9.3% for the same period in 2014.

General and administrative expenses

The following table summarizes our general and administrative expenses:

	Three months ended September 30,		Change
	2015	2014	$	%
Salaries	$2,093,638	$968,616	$1,125,022	116.1%
Rent	66,635	75,713	(9,078)	-12.0%
Equipment lease	2,026	2,576	(550)	-21.4%
Auto expense	30,092	25,430	4,662	18.3%
Office supplies	30,123	100,577	(70,454)	-70.0%
Professional fees	1,516,506	1,009,070	507,436	50.3%
Permits and licenses	—	21,905	(21,905)	-100.0%
Telephone expense	33,169	21,001	12,168	57.9%
Facilities	130,745	320,029	(189,284)	-59.1%
Tax	20,749	21,948	(1,199)	-5.5%
Miscellaneous	194,128	60,701	133,427	219.8%
General & administrative expense	$4,117,811	$2,627,566	$1,490,245	56.7%
% to net sales	13.9%	8.7%

General and administrative expenses increased $1,490,245 or 56.7% to $4,117,811 during the three-month period ended September 30, 2015 from $2,627,566 during the same period in 2014.  The increase is primarily a result of increases in salaries and professional fees.  Salaries increased $1,125,022 or116.1 % to $2,093,638 during the three-month period ended September 30, 2015 from $968,616 during the same period in 2014.  The increase reflects the reassignment of Company personnel in 2015 from principally selling responsibilities to broader general management responsibilities and an increase in headcount, primarily in finance.  Professional fees, which consists primarily of legal and accounting fees increased by $507,436 or 50.3% to $1,516,506 in the three-month period ended September 30, 2015 from $1,009,070 during the same period in 2014.  The higher professional fees are primarily due to costs associated the company’s delayed SEC filings.

Income from operations and net income

The company reported income from operations of $2,052,091 during the third quarter of 2015, compared to $2,190,690 during the same period in 2014.  Provision for income taxes was $926,639, or a 50.9% effective rate for the third quarter of 2015 compared to a provision for income taxes of $ 1,201,005 or a 54.2% effective tax rate, during the same period in 2014.  Income taxes are discussed in Note 10 to the Notes to the Consolidated Financial Statements.

Net income was $892,852 or $0.05 per basic and diluted common share for the three-month period ended September 30, 2015 compared to $1,013,678 or $0.06 per basic and diluted common share in the same period in 2014.

Comparison of nine month period ended September 30, 2015 to the nine month period ended September 30, 2014

Results of Operations

Net sales

The following table summarizes our net sales:

	Nine months ended September 30,		Change
	2015	2014	$	%
Gross Sales	$102,913,996	$97,359,630	$5,554,366	5.7%
Less: Discounts & promotional allowances	(13,872,019)	(8,552,286)	(5,319,733)	62.2%

Net Sales	$89,041,977	$88,807,344	$234,633	0.3%
Discounts &promotional allowances % to gross sales	13.5%	8.8%

Net sales increased by $234,633 or 0.3% to $89,041,977 during the nine-month period ended September 30, 2015 from $88,807,344 during the same period in 2014.  The 0.3% increase reflects a $5,554,366 or 5.7% increase in gross sales reflecting higher volumes of drinkable Kefir, higher volumes of ProBugs and the commencement of cream sales in the second quarter of 2014 offset by significantly higher discounts and promotional allowances and lower volumes of frozen Kefir in 2015.

Cost of goods sold

The following table summarizes our cost of goods sold:

	Nine months ended September 30,		Change
	2015	2014	$	%
Purchases, net	$38,109,683	$44,703,124	$(6,593,441)	-14.7%
Testing	82,210	29,299	52,911	180.6%
Supplies	1,687,467	990,254	697,213	70.4%
Salaries production	8,679,120	6,719,070	1,960,050	29.2%
Contract work	106,496	153,224	(46,728)	-30.5%
Freight	9,597,724	8,999,827	597,897	6.6%
Delivery expense	339,381	292,948	46,433	15.9%
Outside services	4,176,654	2,924,743	1,251,911	42.8%
Cost of Goods Sold, excluding depreciation	62,778,735	64,812,489	(2,033,754)	-3.1%
Depreciation expense	1,808,988	2,022,204	(213,216)	-10.5%
Cost of Goods Sold	$64,587,723	$66,834,693	$(2,246,970)	-3.4%

Gross Profit % to net sales	27.5%	24.7%

Gross profit as a percent of net sales increased to 27.5% during the nine-month period ended September 30, 2015 from 24.7% during the same nine-month period in 2014.  The increase in the gross profit percent reflects lower input costs, primarily lower milk prices, partially offset by the elevated level of promotional allowances and discounts given to customers.   In April, 2014 the Company began processing raw milk and producing Kefir related packaging in its Waukesha, Wisconsin facility, contributing to increased labor and overhead, production salaries and supplies in the nine month period ended September 30, 2015 compared to the same period in 2014.

Depreciation expense decreased by $213,216 or about 10.5% to $1,808,988 during the nine-month period ended September 30, 2015 from $2,022,204 during the same period in 2014.  The decrease reflects a $400,000 correction of depreciation expense related to periods prior to 2014 recognized in the first quarter of 2014 partially offset by increased depreciation expense associated with assets placed in service at the Lifeway Wisconsin location in 2015.

Selling Expenses

The following table summarizes our selling expenses:

	Nine months ended September 30,		Change
	2015	2014	$	%
Salesperson commissions	$1,872,777	$1,692,421	$180,356	10.7%
Advertising	4,033,240	2,462,313	1,570,927	63.8%
Salaries	3,210,988	4,301,159	(1,090,171)	-25.3%
Promotions payable	138,567	248,486	(109,919)	-44.2%
Travel	230,605	1,273,257	(1,042,652)	-81.9%
Selling expense	$9,486,177	$9,977,636	$(491,459)	-4.9%
% to net sales	10.7%	11.2%

Selling expenses decreased by $491,459 or 4.9% to $9,486,177 during the nine-month period ended September 30, 2015 from $9,977,636 during the same period in 2014.  Selling expenses as a percentage of sales were 10.7% for the nine-month period ended September 30, 2015 compared to 11.2% for the same period in 2014.  The decrease reflects a concerted effort to reduce travel activities in 2015, and lower salaries due to the reassignment of Company personnel in 2015 from principally selling responsibilities to broader general management responsibilities offset partially by an increase in advertising programs.  During the first quarter of 2015 the company ran its first national TV commercial contributing to the increased advertising expense.

General and administrative expenses

The following table summarizes our general and administrative expenses:

	Nine months ended September 30,		Change
	2015	2014	$	%
Salaries	$4,812,979	$2,702,560	$2,110,419	78.1%
Rent	201,369	226,279	(24,910)	-11.0%
Equipment lease	5,667	5,770	(103)	-1.8%
Auto expense	105,681	74,706	30,975	41.5%
Office supplies	111,267	168,022	(56,755)	-33.8%
Professional fees	3,767,384	2,376,006	1,391,378	58.6%
Permits and licenses	—	106,062	(106,062)	-100.0%
Telephone expense	114,411	77,893	36,518	46.9%
Facilities	1,172,708	706,792	465,916	65.9%
Tax	144,361	110,322	34,039	30.9%
Miscellaneous	484,035	560,981	(76,946)	-13.7%
General & administrative expense	$10,919,862	$7,115,393	$3,804,469	53.5%
% to net sales	12.3%	8.0%

General and administrative expenses increased $3,804,469 or 53.5% to $10,919,862 during the nine-month period ended September 30, 2015 from $7,115,393 during the same period in 2014.  The increase is primarily a result of increases in salaries, professional fees and facilities expense.  The higher salaries reflects the reassignment of Company personnel in 2015 from principally selling responsibilities to broader general management responsibilities. Professional fees, which consists primarily of legal and accounting fees increased by $1,391,378 or 58.6% to $3,767,384 in the nine-month period ended September 30, 2015 from $2,376,006 during the same period in 2014.  The higher professional fees are due to costs associated the company’s delayed SEC filings. Expenses related to our facilities, increased by $465,916 or 65.9% to $1,172,708 in the nine-month period ended September 30, 2015 from $706,792 during the same period in 2014. The increase is primarily due to higher utility costs associated with the Wisconsin facility.

Income from operations and net income

The company reported income from operations of $3,511,457 during the nine months ended September 30, 2015, compared to $4,342,864 during the same period in 2014.  Provision for income taxes was $1,696,772, or a 50.8% effective rate for nine months ended September 30, 2015 compared to a provision for income taxes of $2,307,234, or a 53.8% effective tax rate, during the same period in 2014.  Income taxes are discussed in Note 10 to the Notes to the Consolidated Financial Statements.

Net income was $ 1,645,483 or $0.10 per basic and diluted common share for the nine-month period ended September 30, 2015 compared to $1,980,273 or $0.12 per basic and diluted common share in the same period in 2014.

Liquidity and Capital Resources

Sources and Uses of Cash

We anticipate being able to fund the Company’s foreseeable liquidity requirements internally. We continue to explore potential acquisition opportunities in our industry in order to boost sales while leveraging our distribution system to consolidate and lower costs.

Net cash provided by operating activities was $4,377,976 during the nine-months ended September 30, 2015 compared to net cash provided by operating activities of $3,677,538 in the same period in 2014. The increase is primarily attributable to the favorable timing of payments to suppliers and service providers and lower income tax payments in 2015 partially offset by increased inventory levels in 2015.

Net cash used in investing activities was $1,800,079 during the nine-months ended September 30, 2015 compared to net cash used in investing activities of $3,531,023 in the same period in 2014. The lower level of net cash used in investing activities reflects the elevated spending on purchases of property and equipment in 2014, primarily related to the Waukesha Wisconsin facility, and proceeds related to the sale of property and equipment during the 2015 period.

The Company had a net increase in cash and cash equivalents of $1,750,425 during the nine month period ended September 30, 2015 compared to a net decrease in cash and cash equivalents of $511,179 in the same period in 2014.

On September 24, 2015, the Company’s Board of Directors authorized a stock repurchase program under which the Company may repurchase up to $3,500,000 of the Company’s common stock not to exceed an aggregate of 250,000 shares, in the open market or in privately negotiated transactions, in accordance with all applicable securities laws and regulations, including Rule 10b-18 of the Securities Exchange Act of 1934, as amended. The extent to which the Company repurchases its shares and the timing of such repurchases will depend upon a variety of factors, including market conditions, regulatory requirements and other corporate considerations, as determined by management. The repurchase program may be suspended or discontinued at any time.  There were no share repurchases during the nine months ended September 30, 2015.

At September 30, 2015, the Company had $840,000 of current maturities of notes payable.  The Company also has a $5 million revolving credit facility with The Private Bank.  This facility remained unused at September 30, 2015 and is available for other general corporate purposes.

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

As of September 30, 2015, we had an outstanding balance under our bank term loans of approximately $8.2 million, and we have the option to borrow an additional $5 million from our line of credit.  The term loans bear interest at variable rates.  Based on the outstanding amount under such loans at September 30, 2015 of approximately $8.2 million (which remains outstanding as of the time of this filing) a 1.0 percent increase in interest rates would result in additional annualized interest expense of approximately $82,000.  For a detailed discussion of our notes payable, including a discussion of the applicable interest rate, please refer to Note 8, Notes Payable under Part I, Item 1 in this Quarterly Report on Form 10-Q.

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

As previously disclosed under “Item 9A—Controls and Procedures” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, we concluded that our internal control over financial reporting was not effective based on the material weaknesses identified. Based on those material weaknesses, which we view as an integral part of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the quarter ended September 30, 2015, our disclosure controls and procedures were not effective. Nevertheless, based on a number of factors, including the performance of additional procedures by management designed to ensure the reliability of our financial reporting, we believe that the consolidated financial statements in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with GAAP.

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

In addition to the actions previously disclosed under “Item 9A—Controls and Procedures” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, our remediation initiatives summarized below, are intended to further address our specific material weaknesses and to continue to enhance our internal control over financial reporting.

●
Our leadership team remains committed to achieving and maintaining a strong control environment, high ethical standards and financial reporting integrity. This commitment will continue to be communicated to and reinforced with our employees.

●
We continue to foster awareness and understanding of standards and principles for accounting and financial reporting. This includes the implementation and clarification of specific accounting policies and procedures.

●
We continue to enhance the development, communication, and monitoring of processes and controls to ensure that appropriate account reconciliations and journal entry controls are performed, documented, and reviewed as part of our standardized procedures.

●	We continue to redesign our period-end closing and financial statement preparation process in order to improve both its effectiveness and efficiency.

●	The audit committee of our board of directors has increased the frequency and depth of its discussions with management regarding financial reporting and internal control matters.

Collectively, these and other actions are improving the foundation of our internal control over financial reporting.

Changes in Internal Control over Financial Reporting

Except as discussed above there were no changes in our internal control over financial reporting that occurred during the third quarter of 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  MINE SAFETY DISCLOSURE.

Not applicable.

ITEM 5.  OTHER INFORMATION.

None.

ITEM 6.  EXHIBITS.

10.1
Eleventh Modification to Loan and Security Agreement dated as of August 11, 2015, by and among The PrivateBank and Trust Company, Lifeway Foods, Inc., Fresh Made, Inc., Helios Nutrition Limited, Pride of Main Street Dairy, LLC, Starfruit, LLC and Lifeway Wisconsin, Inc. (incorporated by reference to Exhibit 10.22 to Lifeway’s Annual Report on Form 10-K dated December 31, 2014 and filed on August 14, 2015 (File No. 000-17363)).

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

LIFEWAY FOODS, INC.

Date: November 9, 2015	By:	/s/ Julie Smolyansky
Julie Smolyansky
Chief Executive Officer, President, and Director
(Principal Executive Officer)

Date: November 9, 2015	By:	/s/ Edward P. Smolyansky
Edward P. Smolyansky
Chief Financial and Accounting Officer, Treasurer, Chief Operating Officer and Secretary (Principal Financial and Accounting Officer)

INDEX OF EXHIBITS

31.1	Officer’s Certificate Pursuant to 15 U.S.C. 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Officer’s Certificate Pursuant to 15 U.S.C. 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data Files.