Form 10-K
period 2015-12-31
LIFEWAY FOODS INC
filed 2016-03-16
CIK 814586

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

Commission file number: 000-17363

LIFEWAY FOODS, INC.

 (Name of registrant as specified in its charter)

Illinois	36-3442829
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

6431 West Oakton St., Morton Grove, Illinois 60053

 (Address of principal executive offices) (Zip Code)

(847) 967-1010

 (Registrant's telephone number, including area code)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T(§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

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

As of March 1, 2016 16,188,376 shares of the registrant's common stock, no par value, were outstanding.

Portions of the Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on June 17, 2016, are incorporated by reference into Part III.

Table of Contents

Pagination to be updated

FORWARD LOOKING STATEMENTS

In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, readers of this document and any document incorporated by reference herein, are advised that this document and documents incorporated by reference into this document contain both statements of historical facts and forward looking statements. Forward looking statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those indicated by the forward looking statements. Examples of forward looking statements include, but are not limited to, (i) projections of revenues, income or loss, earnings or losses per share, capital expenditures, dividends, capital structure and other financial items, (ii) statements of Lifeway Foods, Inc.'s ("Lifeway" or the "Company") plans and objectives, including the introduction of new products, or estimates or predictions of actions by customers, suppliers, competitors or regulatory authorities, (iii) statements of future economic performance, and (iv) statements of assumptions underlying other statements and statements about Lifeway or its business.

This document and any documents incorporated by reference herein also identify important factors which could cause actual results to differ materially from those indicated by forward looking statements. These risks and uncertainties include

●	price competition;

●	the decisions of customers or consumers;

●	the actions of competitors;

●	changes in the pricing of commodities;

●	the effects of government regulation;

●	possible delays in the introduction of new products;

●	customer acceptance of products and services; and

●	the other risks and uncertainties that are set forth in Item 1, "Business", Item 1A "Risk Factors" and Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations".

These factors are not necessarily all of the important factors that could cause actual results to differ materially from those expressed in any of our forward-looking statements. Other unknown or unpredictable factors could also have material adverse effects on future results. Except as otherwise required to be disclosed in periodic reports required to be filed by public companies with the Securities and Exchange Commission ("SEC") pursuant to the SEC's rules, we have no duty to update these statements, and we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I

ITEM 1 BUSINESS

OVERVIEW

Lifeway Foods, Inc. (the "Company" or "Lifeway") was co-founded in 1986 by Michael and Ludmila Smolyansky shortly after their emigration from Russia to the United States. Mr. and Mrs. Smolyansky were the first to successfully introduce Kefir to the U.S. consumer on a commercial scale, initially catering to ethnic consumers in the Chicago metropolitan area. In the thirty years that have followed, Lifeway has grown to become the largest producer and marketer of Kefir in the U.S. and an important player in the broader market spaces of probiotic-based products and natural, "better for you" foods.

PRODUCTS

Lifeway's primary product is drinkable kefir, a fermented dairy product. Kefir has a tart and tangy taste similar to yogurt and the consistency of a smoothie. Kefir also has a slightly effervescent quality all its own. Unlike yogurt though, Lifeway incorporates a unique blend of probiotic kefir cultures in the fermentation process. The probiotic feature, in concert with the base-line nutritional value of a staple beverage that is high in protein, calcium and vitamin D, and low in calories, presents a unique and differentiated taste profile that we believe appeals to a broad and growing demographic.

Because of its drinkable feature, kefir requires no spoon and is ideal for on-the-go consumption … straight from the bottle. Lifeway's Kefir is commonly consumed as part of a healthy breakfast or as an "any-time, better for you" snack in its native form or as a smoothie input. Kefir also serves as a base for lower-calorie dressings, dips, marinades, soups or sauces and as a basic ingredient in other healthy, home-prepared foods. Recipes are made available through the company's website.

In addition to the drinkable kefir that we broadly market to consumers of all ages, we also market and sell our ProBugs line of drinkable kefir which is delivered in our proprietary non-spill pouches (and in 3.5 oz. bottles) intended for children with caring, health-conscious parents. Our frozen kefir offers a nutritional profile similar to our drinkable kefir but in a frozen bar and pint size container conventionally thought of as an indulgent treat. In addition to kefir, Lifeway produces a variety of Kefir-based Eastern European style soft cheeses.

Gross sales of products by category were as follows for the years ended December 31:

	2015		2014		2013
In thousands	$	%	$	%	$	%

Drinkable Kefir other than ProBugs	118,090	86.0%	110,297	84.7%	90,441	83.0%
ProBugs drinkable Kefir	7,936	5.8%	7,868	6.0%	7,127	6.5%
Lifeway cheese products	9,725	7.1%	10,266	7.9%	9,388	8.6%
Frozen Kefir	1,493	1.1%	1,785	1.4%	2,010	1.9%
Gross Sales	137,244	100%	130,216	100%	108,966	100%

Product innovation and new product development

The company is committed to maintaining its position as the leading producer of Kefir and routinely evaluates opportunities for new product flavors and formulations, improved package design, new product configurations and other forms of routine innovation. As of December 31, 2015 the company offered over 50 unique varieties of its Kefir product including more than 20 unique flavors delivered to consumers on three different milk platforms (fat- free, 1% and whole milk) as well as in both organic and conventional ingredient profiles. During 2015 our routine innovations led to the introduction of several new items, including our new 16 ounce protein enhanced Kefir aimed at the fitness-oriented consumer looking to incorporate more protein into their diets.

Beyond routine innovation, the company has an on-going effort to extend the strength of the Lifeway brand and leverage the capabilities of the Lifeway organization into categories outside of the dairy aisle including into non-food categories. Though we have not yet delivered a product to the market place that has clear commercial viability, our efforts will continue.

The company's innovation, research and development efforts are largely accomplished leveraging an intuitive entrepreneurial, unstructured approach; not a highly formalized, distinct "R&D" function commonly found with large food processors. Research and development costs are not significant.

Product Quality Assurance

The Company employs many skilled production managers across its three Kefir producing facilities who closely monitor our kefir-production process. The production managers have a complement of deep capabilities that spans from traditional dairy operations to the artisan, old-world practices first introduced by Michael and Ludmila Smolyansky at the inception of the Company. We conduct routine tests, tastings and evaluations to ensure that each batch of kefir conforms to the Company's product quality and safety standards. The Company leverages both on-site and third party quality control labs.

The Company includes a clearly legible "freshness" code on every Kefir product in order to ensure that our customers enjoy only the freshest products. To maintain the best of product freshness in the channel, we expect our channel customers (a) to ensure that our products are delivered directly to the retailer's dairy cooler and (b) to rotate such product in a routine and timely way. Due to the perishable nature of our products and the costs associated with moving product back through the channel, the Company does not offer return privileges to any of its channel customers; however, from time to time we do provide our customers with allowances for non-saleable product.

DISTRIBUTION

Lifeway's products reach the consumer through three primary "route-to-market" pathways:

  Direct store delivery ("DSD");
  Retail-direct; and,
  Distributor.

Under the direct store delivery (DSD) route to market, we distribute our products directly to the grocer's dairy cooler using a fleet of company-owned vehicles and a team of seasoned Lifeway merchandisers who engage face-to-face with store management to ensure optimal product assortments and presentation. We operate our DSD model in the Chicago metropolitan area only. Sales to our DSD customers represents less than10% of total company net sales.

Under the retail-direct channel, our products are sold to the retailer and shipped to that retailer's distribution center. In turn our retail customer then delivers the product to their respective stores within their chain. Customers in this route-to-market grouping include among others Kroger, Wal Mart and Costco. Under the retail direct model, optimal product merchandising, assortments and product presentation are attended to by the retailer with support from Lifeway's broker network. Sales to our retail-direct customers represents about 50% of total company net sales.

Under the distributor channel, our products are sold to distributors and shipped to that distributors designated warehouse. In turn, our distributor customers then sell the product to their retail customers and ship the products to their retail customers. Our distributors often use a DSD model of their own to make deliveries directly to individual stores but also make deliveries to the retailer's warehouse. Our distributor customers include among others United Natural Foods, Kehe Foods and C&S Wholesale. Optimal product merchandising, assortments and product presentation at the retail end of the channel are attended to by the distributor with support from Lifeway's broker network. Sales to our distributor customers represents about 40% of total company net sales.

Distribution outside of the U.S.

Substantially all of Lifeway's products are distributed within the United States; however, certain of our distributors sell our products to retailers in Mexico, Costa Rica, Dubai, Hong Kong, China, and the Caribbean. Additionally, the company's products reach a small number of consumers across Canada and in London, England under third party co-manufacturing agreements and in-country distributor arrangements.

Distribution arrangements

Beyond the customer's purchase order, we do not have written agreements with our distributors. Consequently we believe that our arrangements with distributors allow us the latitude to establish new relationships with distributors as the need arises. Lifeway does not offer exclusive territories to any of its distributors.

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

MARKETING

The Company engages in an on-going and wide variety marketing and media campaigns - primarily digital and social media, print advertising in some newspapers and magazines and to a lesser extent television advertising. These marketing and media efforts are complemented by participation in sponsorships of cultural and community events, various festivals, industry-related trade shows and in-store promotional events. Our marketing efforts also include co-op advertising programs with our retail customers and various couponing campaigns.

Our marketing efforts are aimed at stimulating demand with our existing consumers and at driving trial with new consumers by elevating Kefir awareness. Our Kefir awareness marketing seeks to promote the verifiable nutritional profile, purity and good taste of our Kefir and to promote the common perception that our products may have a particular health benefit, such as promoting digestion.

COMPETITION

Lifeway competes with a limited number of other domestic kefir producers and consequently faces a small amount of direct competition for kefir products; however, Lifeway's kefir-based products compete with other dairy products, notably yogurt. Many producers of yogurt and other dairy products are well-established and have significantly greater financial resources than Lifeway to promote their products.

SUPPLIERS

We purchase our ingredients such as raw milk, cane and other forms of sugar and packaging materials from unaffiliated suppliers. Lifeway is not limited or contractually bound to any supplier beyond the terms of our purchase orders, which generally do not exceed our expected demand for periods more than one year. Lifeway has ready access to multiple suppliers for all of its ingredients and packaging requirements.

MAJOR CUSTOMERS

During the year ended December 31, 2015 one distributor, United Natural Foods, Inc., represented approximately 19% of the Company's total sales and one retail customer, Kroger, represented approximately 7% of the Company's total sales. These customers collectively accounted for approximately 19% of accounts receivable as of December 31, 2015.

SEGMENTS

The Company has determined that it has one reportable segment based on how the Company's chief operating decision maker manages the business and in a manner consistent with the internal reporting provided to the chief operating decision maker. The chief operating decision maker, who is responsible for allocating resources and assessing company performance, has been identified collectively as the Chief Financial Officer, the Chief Executive Officer and Chairman of the board of directors.  Substantially all of the consolidated revenues of the Company relate to the sale of fermented dairy products which are produced using the same processes and materials and are sold to consumers through a network of distributors and retailers in the United States.

GROUPE DANONE SA

Since October, 1999 Groupe Danone SA has been the beneficial owner of approximately 20% of the outstanding common stock of Lifeway. Lifeway and Danone are parties to a Stockholders' Agreement dated October 1, 1999, which as amended provides Danone the right to nominate one director, provides Danone with anti-dilutive rights relating to future offerings and grants Danone limited registration rights.

Danone's interest as of December 31, 2015 was approximately 21%.

PATENTS, TRADEMARKS, LICENSES, ROYALTY AGREEMENTS

The Company has obtained United States trademark registrations for over 20 trademarks, including ProBug Design 1, ProBug Design 2, Penelope ProBug Design, BA3APHBIII (a Stylized presentation of "bazarny" in Cyrillic characters), Bambino, Bazarny, Bio Kefir, Goo-Berry Pie, Helios Nutrition, Korovka, KPECTBRHCKNN (a Stylized presentation of "krestyanskiy" in Cyrillic characters-means "peasant"), Kwashenka, La Fruta, Lifeway, Orange Creamy Crawler, Phytoboost, Playgroup Pack, Pride of Main Street, PRO2O, ProBugs, Starfruit, Sublime Slime Lime and Sweet Kiss.

Lifeway also claims common law rights to, the following unregistered trademarks: "Elita," "Healthy Foods Today for a Better Life Tomorrow," "Milkshake Smoothie," "White Cheese," "Drink It to Be Beautiful Inside and Out," "Golden Zesta" and "Pride of Main Street."

The Company regards its Lifeway family of trademarks and other trademarks as having substantial value and as being an important factor in the marketing of its products. The Company is not aware of any trademark infringements that could materially affect its current business or any prior claim to the trademarks that would prevent the Company from using such trademarks in its business. The Company's policy is to pursue registration of its marks whenever appropriate and to vigorously oppose any infringements of its marks.

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

SEASONALITY

The Company's business is not seasonal.

EMPLOYEES

As of December 31, 2015 the Company employed approximately 370 employees.

AVAILABLE INFORMATION

The Company maintains a corporate website for investors at www.lifeway.net and it makes available, free of charge, through this website its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports that the Company files with or furnishes to the Securities and Exchange Commission (the "SEC"), as soon as reasonably practicable after it electronically files such material with, or furnishes it to, the SEC.

ITEM 1A        RISK FACTORS

In evaluating and understanding us and our business, you should carefully consider the risks described below, in conjunction with all of the other information included in this Annual Report on Form 10-K, including "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in Part II, Item 7 and "Quantitative and Qualitative Disclosures About Market Risk" contained in Part II, Item 7A. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may become important factors that adversely affect our business. If any of the events or circumstances described in the following risk factors actually occurs, our business, financial condition, results of operations, and future prospects could be materially and adversely affected.

Our product categories face a high level of competition, which could negatively impact our sales and results of operations.

We face significant competition in each of our product categories. Competition in our product categories is based on product innovation, product quality, price, brand recognition and loyalty, effectiveness of marketing, promotional activity, and our ability to identify and satisfy consumer tastes and preferences. We believe that our brands have benefited in many cases from being the first to introduce products in their categories, and their success has attracted competition from other food and beverage companies that produce branded products, as well as from private label competitors. Some of our competitors, such as Groupe Danone, General Mills, Inc., Dean Foods, WhiteWave Foods, Hain Celestial Group, and Nestle S.A., have substantial financial and marketing resources. These competitors and others may be able to introduce innovative products more quickly or market their products more successfully than we can, which could cause our growth rate to be slower than we anticipate and could cause sales to decline.

We also compete with producers of non-organic products, which have lower ingredient and production-related costs. As a result, these non-organic producers may be able to offer conventional products to customers at a lower price point. This could cause us to lower our prices, resulting in lower profitability or, in the alternative, cause us to lose market share if we fail to lower prices. Furthermore, private label competitors are generally able to sell their products at lower prices because private label products typically have lower marketing costs than their branded counterparts. If our products fail to compete successfully with other branded or private label offerings, demand for our products and our sales volumes could be negatively impacted.

Additionally, due to high levels of competition, certain of our key retailers may demand price concessions on our products or may become more resistant to price increases for our products. Increased price competition and resistance to price increases have had, and may continue to have, a negative effect on our results of operations.

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

Consumer tastes and preferences are difficult to predict and they evolve over time. Demand for our products depends on our ability to identify and offer products that appeal to these shifting preferences. Factors that may affect consumer tastes and preferences include:

●	dietary trends and increased attention to nutritional values, such as the sugar, fat, protein, fiber or calorie content of different foods and beverages;

●	concerns regarding the health effects of specific ingredients and nutrients, such as sugar, other sweeteners, dairy, soybeans, nuts, oils, vitamins, fiber and minerals;

●	concerns regarding the public health consequences associated with obesity, particularly among young people; and

●	increasing awareness of the environmental and social effects of food processing .

If consumer demand for our products declines, our sales volumes and our business could be negatively affected.

We are subject to the risk of product contamination and product liability claims, which could harm our reputation, force us to recall products and incur substantial costs.

The sale of food products for human consumption involves the risk of injury to consumers. Such injuries may result from tampering by unauthorized third parties, misbranding, product contamination or spoilage including the presence of foreign objects, substances, chemicals, other agents, or residues introduced during the growing, storage, processing, handling or transportation phases. We also may be subject to liability if our products or production processes violate applicable laws or regulations, including environmental, health, and safety requirements, or in the event our products cause injury, illness, or death.

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

A significant product liability, consumer fraud, or other legal judgment against us or a widespread product recall would negatively impact our profitability. Moreover, claims or liabilities of this sort might not be covered by insurance or by any rights of indemnity or contribution that we may have against others. Even if a product liability, consumer fraud, or other claim is found to be without merit or is otherwise unsuccessful, the negative publicity surrounding such assertions regarding our products or processes could materially and adversely affect our reputation and brand image, particularly in categories that are promoted as having strong health and wellness credentials. Any loss of consumer confidence in our brand, our products and the ingredients we use or in the safety and quality of our products would be costly and might not be overcome.

The loss of any of our largest customers could negatively impact our sales and results of operations.

Two of our customers together accounted for 26% of our net sales in the fiscal year ended December 31, 2015. We do not generally enter into written agreements with our customers, and where such agreements exist, they are generally terminable at will by the customer. In addition, our customers sometimes award contracts based on competitive bidding, which could result in lower profits for contracts we win and the loss of business for contracts we lose. The loss of any large customer for an extended period of time could negatively affect our sales and results of operations.

We may not be able to successfully complete strategic acquisitions, establish joint ventures, or integrate brands that we acquire.

We intend to continue to grow our business in part through the acquisition of new brands and through the establishment of strategic alliances including potential joint ventures . We cannot be certain that we will successfully be able to:

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

The success of any acquisitions we complete will depend on our ability to effectively integrate the acquired brands or products into our existing operations. We may experience difficulty entering new categories or geographies, integrating new products into our product mix, integrating an acquired brand's distribution channels and sales force, achieving anticipated cost savings, or retaining key personnel and customers of the acquired business. Integrating an acquired brand into our existing operations requires management resources and may divert management's attention from our day-to-day operations. If we are not successful in integrating the operations of acquired brands, or in executing strategies and business plans related to our joint ventures, our business could be negatively affected.

We may have to pay cash, incur debt, or issue equity, equity-linked, or debt securities to pay for any such acquisition, any of which could adversely affect our financial results.

Our continued success depends on our ability to innovate successfully and to innovate on a cost-effective basis.

A key element of our growth strategy is to introduce new and appealing products and to successfully innovate on our existing products. Success in product development is affected by our ability to anticipate consumer preferences, and to utilize our management's ability to launch new or improved products successfully and on a cost-effective basis. Furthermore, the development and introduction of new products requires substantial marketing expenditures, which we may not be able to finance or which we may be unable to recover if the new products do not achieve commercial success and gain widespread market acceptance. If we are unsuccessful in our product innovation efforts, our business could be negatively affected.

Reduced availability of raw materials and other inputs, as well as increased costs for our raw materials and other inputs, could adversely affect us.

Our business depends heavily on raw materials, such as conventional and organic raw milk, used in the production of our products. Our raw materials are generally sourced from third-party suppliers, and we are not assured of continued supply, pricing, or exclusive access to raw materials from any of these suppliers. In addition, a substantial portion of our raw materials are agricultural products, which are vulnerable to adverse weather conditions and natural disasters, such as floods, droughts, frost, earthquakes, and pestilence. Adverse weather conditions and natural disasters also can lower dairy and crop yields and reduce supplies of these ingredients or increase their prices. Other events that adversely affect our third-party suppliers and that are out of our control could also impair our ability to obtain the raw materials and other inputs that we need in the quantities and at the prices that we desire. Such events include problems with our suppliers' businesses, finances, labor relations, costs, production, insurance, and reputation.

The organic ingredients (including milk) we use in some of our products are less plentiful and available from a fewer number of suppliers than their conventional counterparts. Competition with other manufacturers in the procurement of organic product ingredients may increase in the future if consumer demand for organic products increases. In addition, the dairy industry continues to experience periodic imbalances between supply and demand for organic raw milk. Industry regulation and the costs of organic farming compared to costs of conventional farming can impact the supply of organic raw milk in the market. Oversupply levels of organic raw milk can increase competitive pressure on our products and pricing, while supply shortages can cause higher input costs and reduce our ability to deliver product to our customers. Cost increases in raw materials and other inputs could cause our profits to decrease significantly compared to prior periods, as we may be unable to increase our prices to offset the increased cost of these raw materials and other inputs. If we are unable to obtain raw materials and other inputs for our products or offset any increased costs for such raw materials and inputs, our business could be negatively affected.

Failure to maintain sufficient internal production capacity may result in our inability to meet customer demand and/or increase our operating costs and capital expenditures.

The success of our business depends, in part, on maintaining a strong production platform and we rely primarily on internal production resources to fulfill our manufacturing needs. Certain of our manufacturing plants are operating at high rates of utilization, and we may need to expand our production facilities or increase our reliance on third parties to provide manufacturing and supply services, commonly referred to as "co-packing" agreements, for a number of our products. A failure by any future co-packers to comply with food safety, environmental, or other laws and regulations may disrupt our supply of products. In addition, we have experienced, and expect to continue to experience, increased distribution and warehousing costs due to capacity constraints resulting from our growth.

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

In addition, our recent initiatives to expand our production platform and our productive capacity, could fail to achieve such objectives and in any case could increase our operating costs beyond our expectations and could require significant additional capital expenditures. If we cannot maintain sufficient production, warehousing and distribution capacity, either internally or through third party agreements, we may be unable to meet customer demand and/or our manufacturing, distribution and warehousing costs may increase, which could negatively affect our business.

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

Our substantial debt and financial obligations could adversely affect our financial condition and ability to operate our business.

As of December 31, 2015, we had outstanding borrowings of approximately $8 million substantially all of which consists of term loan borrowings. We also had additional borrowing capacity of approximately $5 million under our line of credit, of which none was outstanding as of December 31, 2015.

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

Our notes bear interest at variable rates. If market interest rates increase, it will increase our debt service requirements, which could adversely affect our cash flow.

Our loan agreements also contain provisions that restrict our ability to:

●	borrow money or guarantee debt;

●	create liens;

●	make specified types of investments and acquisitions;

●	pay dividends on or redeem or repurchase stock;

●	enter into new lines of business;

●	enter into transactions with affiliates; and

●	sell assets or merge with other companies.

These restrictions on the operation of our business could harm us by, among other things, limiting our ability to take advantage of financing, merger and acquisition opportunities, and other corporate opportunities. Various risks, uncertainties, and events beyond our control could affect our ability to comply with these covenants. Unless cured or waived, a default would permit lenders to accelerate the maturity of the debt under the credit agreement and to foreclose upon the collateral securing the debt.

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

We intend to expand distribution of our products worldwide. Risks associated with our operations as we expand outside of the United States may include, among other things:

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

Our employees have the right at any time under the National Labor Relations Act to form or affiliate with a union and certain of our employees have undertaken the process of forming a union. If our employees form or affiliate with a union and the terms of a union collective bargaining agreement are significantly different from our current compensation and job assignment arrangements with our employees, these arrangements could materially and adversely affect the stability of our operations and materially reduce our profitability.

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

We also face the risk of claims that we have infringed third parties' intellectual property rights. Any claims of intellectual property infringement, even those without merit, could be expensive and time consuming to defend, cause us to cease making, licensing, or using products that incorporate the challenged intellectual property, require us to redesign or rebrand our products or packaging, divert management's attention and resources, or require us to enter into royalty or licensing agreements to obtain the right to use a third party's intellectual property. Any royalty or licensing agreements, if required, may not be available to us on acceptable terms or at all. Additionally, a successful claim of infringement against us could result in our being required to pay significant damages, enter into costly license or royalty agreements, or stop the sale of certain products, any of which could have a negative effect on our results of operations.

Litigation or legal proceedings could expose us to significant liabilities and have a negative impact on our reputation.

We are party to various litigation claims and legal proceedings in the ordinary course of our business. In the opinion of management, the resolution of current litigation claims and legal proceedings will not have a material adverse effect on the Company's consolidated statements of financial condition. We evaluate these litigation claims and legal proceedings to assess the likelihood of unfavorable outcomes and to estimate, if possible, the amount of potential losses. Based on these assessments and estimates, we establish reserves or disclose the relevant litigation claims or legal proceedings, as appropriate. These assessments and estimates are based on the information available to management at the time and involve a significant amount of management judgment. Actual outcomes or losses may differ materially from our current assessments and estimates. If actual outcomes or losses differ materially from our current assessments and estimates or additional litigation or legal proceedings are initiated, we could be exposed to significant liabilities.

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

The food production and marketing industry is subject to a variety of federal, state, local, and foreign laws and regulations, including food safety requirements related to the ingredients, manufacture, processing, storage, marketing, advertising, labeling, and distribution of our products, as well as those related to worker health and workplace safety. Our activities, both in and outside of the United States, are subject to extensive regulation. We are regulated by, among other federal and state authorities, the U.S. FDA, the U.S. Federal Trade Commission ("FTC"), and the U.S. Departments of Agriculture, Commerce, and Labor, as well as by similar authorities abroad within the regulatory framework of the European Union and its members. Governmental regulations also affect taxes and levies, healthcare costs, energy usage, immigration, and other labor issues, all of which may have a direct or indirect effect on our business or those of our customers or suppliers.

In addition, the marketing and advertising of our products could make us the target of claims relating to alleged false or deceptive advertising under federal, state, and foreign laws and regulations, and we may be subject to initiatives that limit or prohibit the marketing and advertising of our products to children.

We are also subject to federal laws and regulations relating to our organic products and production. For example, as required by the National Organic Program ("NOP"), we rely on third parties to certify certain of our products and production locations as organic. Because the Organic Foods Production Act of 1990, which created the NOP, was so recently adopted, many regulations and informal positions taken by the NOP are subject to continued review and scrutiny.

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

Three of our directors and executive officers control a significant portion of our common stock and their interests may not align with the interests of our other shareholders.

Ludmila Smolyansky, the chairman of our board, Julie Smolyansky, our chief executive officer, president and director and Edward Smolyansky, our chief financial and accounting officer, chief operating officer, treasurer and secretary (together, the "Smolyansky Family") own approximately 49.6% of our issued and outstanding common stock. This significant concentration of share ownership may adversely affect the trading price of our common stock because investors often perceive a disadvantage in owning shares in a company with one or several controlling shareholders.

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

We have identified material weaknesses in our internal control over financial reporting. A description of the material weaknesses can be found in Item 9A of this report. As a result of such weaknesses, our management concluded that our disclosure controls and procedures and internal control over financial reporting were not effective as of December 31, 2015.

Unless and until these material weaknesses have been remediated, or should new material weaknesses arise or be discovered in the future material misstatements could occur and go undetected in the Company's interim or annual consolidated financial statements and we may be required to restate our financial statements.  In addition, we may experience delays in satisfying our reporting obligations or to comply with SEC rules and regulations, which could result in investigations and sanctions by regulatory authorities. Any of these results could adversely affect our business and the value of our common stock.

ITEM 1B        UNRESOLVED STAFF COMMENTS

None

ITEM 2           PROPERTIES

We operate the following facilities:

Location	Owned / Leased	Principal Use
Morton Grove, Illinois	Owned	Production of kefir and cheese, principal executive offices
Waukesha, Wisconsin	Owned	Production of kefir, administrative offices
Niles, Illinois	Owned	Distribution center, administrative offices
Philadelphia, Pennsylvania	Owned	Production of kefir and cheese, administrative offices
Skokie, Illinois	Owned	Production of cheese
Sauk Centre, Minnesota	Owned	Administrative offices

The Company believes that its facilities are adequate for its current needs and that suitable additional space will be available on commercially acceptable terms as required. The Company believes that Lifeway has adequate insurance coverage for all of its properties.

ITEM 3           LEGAL PROCEEDINGS

From time to time we are engaged in litigation matters arising in the ordinary course of business none of which presently is reasonably likely to have a material adverse effect on our financial position or results of operations.

ITEM 4           MINE SAFETY DISCLOSURES

None

PART II

ITEM 5           MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is listed on The Nasdaq Global Market under the symbol "LWAY." Trading commenced on March 29, 1988.

As of February 29, 2016, there were approximately 65 holders of record of Lifeway's Common Stock. The Company has no information regarding beneficial owners whose shares are held in street name.

Common stock price

The following table shows the high and low sale prices per share of our common stock as reported on The Nasdaq Global Market for each quarter during the two most recent fiscal years is set forth in the following table:

Common Stock Price Range
2014
	Low	High
First Quarter	$ 13.35	$ 15.99
Second Quarter	$ 12.59	$ 15.50
Third Quarter	$ 12.34	$ 14.78
Fourth Quarter	$ 15.00	$ 20.33

2015
First Quarter	$ 16.79	$ 22.38
Second Quarter	$ 17.20	$ 21.90
Third Quarter	$ 10.16	$ 20.00
Fourth Quarter	$ 9.88	$ 12.56

Stock Performance Graph

The following graph compares the cumulative total stockholder return on Lifeway's common stock over the last five fiscal years based on the market price of the common shares and assumes reinvestment of dividends, with the cumulative total return of companies in the Russell 2000 Stock Index and the S&P Packaged Foods group.

The table below assumes an investment of $100 on December 31, 2011 in our common stock, the Russell 2000 Index and the S&P Packaged Foods group.

16

	2010	2011	2012	2013	2014	2015
Lifeway	100	101	92	167	194	116
Russell 2000 Index	100	95	108	148	153	144
S&P Packaged Foods group	100	114	122	156	170	195

Dividend Policy

Lifeway does not routinely declare and pay dividends. From time to time however our Board of Directors may declare and pay dividends depending on the Company's operating cash flow, financial condition, capital requirements and such other factors as the Board of Directors may deem relevant.

There were no dividends declared or paid in fiscal 2015 and 2014.

Issuer Purchases of Equity Securities

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of a publicly announced program (a)		Approximate Dollar Value of Shares that may yet be Purchased Under the Plans or Programs ($ in thousands)
10/1/2015 to 10/31/2015	41,607	$11.56	41,607		$3,019
11/1/2015 to 11/302015	35,054	$10.63	35,054		$2,647
12/1/2015 to 12/31/2015	59,526	$11.56	59,526	(b)	$1,958
Total	136,187	$11.32	136,187		$1,958

(a)

During the fourth quarter of 2015, the company had a publicly announced share repurchase program. Under this program, which was announced on September 24, 2015, the company's Board of Directors authorized the purchase of up to $3.5 million of company stock. The program has no expiration date.

(b)	Includes 30,000 shares purchased by the company in privately negotiated transactions, in accordance with all applicable securities laws and regulations.

ITEM 6           SELECTED FINANCIAL DATA

The following table sets forth selected financial data for each of the fiscal years in the five-year period ended December 31, 2015:

Thousands except per share information	2015	2014	2013	2012	2011
Net Sales	$118,587	$118,960	$97,524	$81,351	$69,970
Income from Operations	4,403	4,235	8,031	8,845	5,076
Net Income	1,972	1,956	4,990	5,620	2,855
Total assets	64,918	63,424	63,674	53,507	51,473
Notes payable	7,119	8,125	8,999	4,956	5,540
Total equity	45,256	44,700	42,950	39,313	35,357
Basic and diluted earnings per common share	0.12	0.12	0.31	0.34	0.17
Dividends per share	--	--	0.08	0.07	--

ITEM 7           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the financial condition and results of operations for the twelve-months ended December 31, 2015, 2014 and 2013 should be read in conjunction with the audited consolidated financial statements and the notes to those statements that are included elsewhere in this report on Form 10-K. In addition to historical information, the following discussion contains certain forward-looking statements within the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. These statements relate to our future plans, objectives, expectations and intentions. These statements may be identified by the use of words such as "may", "will", "could", "expect", "anticipate", "intend", "believe", "estimate", "plan", "predict", and similar terms or terminology, or the negative of such terms or other comparable terminology. Although we believe the expectations expressed in these forward-looking statements are based on reasonable assumptions within the bounds of our knowledge of our business, our actual results could differ materially from those discussed in these statements. Factors that could contribute to such differences include, but are not limited to, those discussed in the "Risk Factors" section in Part I, Item 1A. We undertake no obligation to update publicly any forward-looking statements for any reason even if new information becomes available or other events occur in the future.

Results of Operation

Comparison of Year Ended December 31, 2015 to Year Ended December 31, 2014

Net sales

The following table summarizes our net sales:

	Year ended December 31,		Change
	2015	2014	$	%
Gross Sales	$137,244	$130,216	$7,028	5.4%
Less: Discounts & promotional allowances	(18,657)	(11,256)	(7,401)	65.8%

Net Sales	$118,587	$118,960	$(373)	-0.3%
Discounts & promotional allowances % to gross sales	13.6%	8.6%

Net sales declined by $373 or 0.3% during the year ended December 31, 2015 from $118,960 during the same period in 2014. The decrease in net sales reflects a 5.4% increase in gross sales reflecting higher volumes of drinkable Kefir, higher cream sales, and increased private label sales offset by lower sales of cheese and frozen product and significantly higher discounts and promotional allowances given to customers.

Cost of goods sold & gross profit

The following table summarizes our cost of goods sold and gross profit:

	Year ended December 31,		Change
	2015	2014	$	%
Purchases, net	$51,776	$59,378	$(7,602)	-12.8%
Testing	113	51	62	121.6%
Supplies	2,026	1,414	612	43.3%
Salaries production	12,078	9,465	2,613	27.6%
Contract work	145	158	(13)	-8.2%
Freight	13,206	12,790	416	3.3%
Labor and overhead	5,229	4,305	(924)	-22.5%

Cost of Goods Sold, excluding depreciation	84,573	87,561	(2,988)	-3.4%
Depreciation expense	2,413	2,536	(123)	-4.9%
Cost of Goods Sold	$86,986	$90,097	$(3,111)	-3.5%
Gross profit	$31,601	$28,863	$2,738	9.5%
Gross Profit % to net sales	26.6%	24.3%

Gross profit as a percent of net sales increased to 26.6% during the year ended December 31, 2015 from 24.3% during the same period in 2014. The increase in the gross profit percent reflects lower input costs, primarily lower milk prices, partially offset by higher labor costs and the elevated level of promotional allowances and discounts given to customers.

Selling Expenses

The following table summarizes our selling expenses:

	Year ended December 31,		Change
	2015	2014	$	%
Salesperson commissions	$2,285	$2,259	$26	1.2%
Advertising	5,006	3,875	1,131	29.2%
Salaries	4,487	6,254	(1,767)	-28.3%
Other marketing & promotion costs	216	403	(187)	-46.4%
Travel	758	1,743	(985)	-56.5%
Selling expense	$12,752	$14,534	$(1,782)	-12.3%
% to net sales	10.8%	12.2%

Selling expenses decreased by $1,782 or 12.3% to $12,752 during the year ended December 31, 2015 from $14,534 during the same period in 2014 reflecting an increase in advertising programs offset by lower salaries and travel related costs. The lower salaries reflects the reassignment of Company personnel in 2015 from principally selling responsibilities to broader general management responsibilities. Selling expenses as a percentage of sales were 10.8% for the year ended December 31, 2015 compared to 12.2% for the same period in 2014.

General and administrative expenses

The following table summarizes our general and administrative expenses:

	Year ended December 31,		Change
	2015	2014	$	%
Salaries	$5,811	$3,254	$2,557	78.6%
Rent	265	298	(33)	-11.1%
Equipment lease	12	8	4	50%
Auto expense	135	93	42	45.2%
Office supplies	167	325	(158)	-48.6%
Professional fees	4,931	3,086	1,845	59.8%
Telephone expense	165	99	66	66.7%
Facilities	1,767	1,515	252	16.6%
Miscellaneous	477	700	(223)	-31.8%
General & administrative expense	$13,730	$9,378	$4,352	46.4%
% to net sales	11.6%	11.4%

General and administrative expenses increased $4,352 or 46.4% to $13,730 during the year ended December 31, 2015 from $9,378 during the same period in 2014. The increase is primarily a result of increases in salaries and professional fees. Salaries increased $2,557 or 78.6% to $5,811 during the year ended December 31, 2015 from $3,254 during the same period in 2014. The increase reflects the reassignment of Company personnel in 2015 from principally selling responsibilities to broader general management responsibilities and an increase in headcount, primarily in finance. Professional fees, which consists primarily of legal and accounting fees increased by $1,845 or 59.8% to $4,931 during the year ended December 31, 2015 from $3,086 during the same period in 2014. The higher professional fees primarily arise from our process improvement initiatives aimed at remediating internal control deficiencies, redundancies and inefficiencies associated with retaining a new audit firm, elevated legal fees associated the company's delayed SEC filings and related matters, and fees paid to executive search firms.

Income from operations and net income

The company reported income from operations of $4,403 during the year ended December 31, 2015, compared to $4,235 during the same period in 2014. The provision for income taxes was $2,020, or a 50.6% effective rate for the year ended December 31, 2015 compared to a provision for income taxes of $2,242 or a 53.4% effective tax rate during the same period in 2014. Income taxes are discussed in Note 10 to the Notes to the Consolidated Financial Statements.

Net income was $1,972 or $0.12 per basic and diluted common share for the year ended December 31, 2015 compared to $1,956 or $0.12 per basic and diluted common share in the same period in 2014.

Comparison of Year Ended December 31, 2014 to Year Ended December 31, 2013

Net sales

The following table summarizes our net sales:

	Year ended December 31,		Change
	2014	2013	$	%
Gross Sales	$130,216	$108,966	$21,250	19.5%
Less: Discounts & promotional allowances	(11,256)	(11,442)	186	-1.6%

Net Sales	$118,960	$97,524	$21,436	22.0%
Discounts & promotional allowances % to gross sales	8.6%	10.5%

Total consolidated net sales increased by $21,436 (approximately 22%) to $118,960 during the year ended December 31, 2014 from $97,524 during the year ended December 31, 2013, primarily as a result of a $21,250 (approximately 19.5%) increase in total consolidated gross sales to $130,216 during the year ended December 31, 2014 from $108,966 during the year ended December 31, 2013, offset by a decrease in discounts and allowances in fiscal year 2014 as compared to fiscal year 2013. The increase in total consolidated gross sales resulted primarily from an increase in volume of products sold. The increase included $18,062 from an increase in volume of products sold and $3,188 from increases in prices of products sold.

Cost of goods sold & gross profit

The following table summarizes our cost of goods sold and gross profit:

	Year ended December 31,		Change
	2014	2013	$	%
Purchases, net	$59,378	$47,145	$12,233	25.9%
Testing	51	37	14	37.8%
Supplies	1,414	780	634	81.3%
Salaries production	9,465	7,981	1,484	18.6%
Contract work	158	69	89	129.0%
Freight	12,790	9,560	3,230	33.8%
Labor and overhead	4,304	2,703	1,601	59.2%
Cost of Goods Sold, excluding depreciation	87,561	68,275	19,285	28.2%
Depreciation expense	2,536	1,626	910	55.9%
Cost of Goods Sold	$90,097	$69,901	$20,196	28.9%
Gross profit	$28,863	$27,623	$1,240	4.5%
Gross Profit % to net sales	24.3%	28.3%

Total cost of goods sold, increased by $20,196 (approximately 28.9%) to $90,097 during the year ended December 31, 2014 from $69,901 during the year ended December 31, 2013. This increase is a result of increases in cost of goods sold, excluding depreciation expense, and depreciation expense.

Cost of goods sold, excluding depreciation expense, increased by $19,286 (approximately 28.2%) to $87,561 during the year ended December 31, 2014 from $68,275 during the year ended December 31, 2013. This increase is primarily a result of increases in purchases, supplies, salaries, freight and labor and overhead.

Purchases increased by $12,233 (approximately 25.9%) to $59,378 during the year ended December 31, 2014 from $47,145 during the year ended December 31, 2013 primarily as a result of the increase in volume of goods produced. The increase in purchases included approximately $9,196 from an increase in volume of purchases and approximately $3,065 from increases in prices of products purchased.

Supplies increased $634 (approximately 81.3%) to $1,414 during the year ended December 31, 2014 from $780 during the year ended December 31, 2013. The increase is primarily a result of increased purchases related to the Company's Wisconsin facility purchased in July, 2013.

Salaries increased $1,484 (approximately 18.6%) to $9,465 during the year ended December 31, 2014 from $7,981 during the year ended December 31, 2013. The increase was a result of additional employees hired in connection with the purchase of the Wisconsin facility in July 2013.

Freight increased $3,230 (approximately 33.8%) to $12,790 during the year ended December 31, 2014 from $9,560 during the year ended December 31, 2013. The increase was primarily as a result of an increase in the volume of our products sold and shipped.

Labor and overhead increased $1,601 (approximately 59.2%) to $4,304 during the year ended December 31, 2014 from $2,703 during the year ended December 31, 2013. The increase was primarily as a result of increased costs related to the Company's Wisconsin facility purchased in July 2013.

Depreciation expense increased by $909 (approximately 55.9%) to $2,536 during the year ended December 31, 2014 from $1,627 during the year ended December 31, 2013. The increase is partially attributable to an increase in depreciation expense of $470 during 2014 related to an adjustment to the useful lives of the Starfruit leasehold improvements and the depreciation expense of $320 associated with assets placed in service at the Lifeway Wisconsin location since July 2013.

Selling Expenses

The following table summarizes our selling expenses:

	Year ended December 31,		Change
	2014	2013	$	%
Salesperson commissions	$2,259	$1,989	$270	13.6%
Advertising	3,875	2,439	1,436	58.9%
Salaries	6,254	4,988	1,266	25.4%
Promotions payable	403	247	156	62.8%
Travel	1,743	1,633	110	6.7%
Selling expense	$14,534	$11,296	$3,238	28.7%
% to net sales	12.2%	11.6%

Selling expenses increased by $3,238 (approximately 28.7%) to $14,534 during the year ended December 31, 2014 from $11,296 during the year ended December 31, 2013.  This increase resulted primarily from increases in advertising and salaries.

Advertising increased $1,436 (approximately 58.9%) to $3,875 during the year ended December 31, 2014 from $2,439 during the year ended December 31, 2013. The increase was a result of a greater volume of advertisements purchased.

Salaries increased $1,266 (approximately 25.4%) to $6,254 during the year ended December 31, 2014 from $4,988 during the year ended December 31, 2013. The increase was a result of additional employees hired in connection with the purchase of the Wisconsin facility in July 2013.

General and administrative expenses

The following table summarizes our general and administrative expenses:

	Year ended December 31,		Change
	2014	2013	$	%
Salaries	$3,254	$2,405	$849	35.3%
Rent	298	347	(49)	-14.1%
Equipment lease	8	5	3	60.0%
Auto expense	93	70	23	32.9%
Office supplies	325	302	23	7.6%
Professional fees	3,086	2,525	561	22.2%
Telephone expense	99	72	27	37.5%
Facilities	1,515	1,370	145	10.6%
Miscellaneous	700	487	213	43.7%
General & administrative expense	$9,378	$7,583	$1,795	23.7%
General & administrative expense % to net sales	7.9%	7.8%

General and administrative expenses increased $1,795 (approximately 23.7%) to $9,378 during the year ended December 31, 2014 from $7,583 during the year ended December 31, 2013.  The increase is primarily a result of an increase in salaries and professional fees.

Salaries increased $849 (approximately 35.3%) to $3,254 during the year ended December 31, 2014 from $2,405 during the year ended December 31, 2013. The increase is primarily a result of additional employees hired to staff the Wisconsin facility purchased in July 2013.

Professional fees increased $561 (approximately 22.2%) to $3,086 during the year ended December 31, 2014 from $2,525 during the year ended December 31, 2013. The Company became an accelerated filer as of December 31, 2013. As a result of becoming an accelerated filer, the Company was required to make certain limited additional disclosures on an accelerated timeline for the filing of its Form 10-K for the fiscal year ended December 31, 2013, filed April 2, 2014. Thereafter all of the Company's filings with the SEC were subject to full disclosure required by accelerated filers. The increase in professional fees resulted from the increased disclosure requirements as a result of the Company becoming an accelerated filer and from responding to comments from the SEC.

Income from operations and net income

Income from operations decreased by $3,796 (approximately 47%) to $4,235 during the year ended December 31, 2014, from $8,031 during the year ended December 31, 2013.

Provision for income taxes was $2,242 or a 53% effective tax rate, for the year ended December 31, 2014 compared with $2,867 or a 36% effective tax rate, during the year ended December 31, 2013. Income taxes are discussed in Note 10 of the Notes to Consolidated Financial Statements.

Net income was $1,956 or $0.12 per share for the year ended December 31, 2014 compared to $4,990 or $0.31 per share for the year ended December 31, 2013.

Liquidity and Capital Resources

We anticipate being able to fund the Company's foreseeable liquidity requirements internally. We also have unused credit lines as discussed in footnote 8 to the consolidated financial statements and we anticipate future compliance with our loan agreements. We continue to explore potential acquisition opportunities in our industry in order to boost sales while leveraging our distribution system to consolidate and lower costs.

Net cash provided by operating activities was $6,745 during the year ended December 31, 2015 compared to net cash provided by operating activities of $5,092 in the same period in 2014. The increase is primarily attributable to the favorable timing of payments to suppliers and service providers and lower income tax payments in 2015 partially offset by increased inventory levels in 2015.

Net cash used in investing activities was $1,780 during the year ended December 31, 2015 compared to net cash used in investing activities of $4,261 in the same period in 2014. The higher level of net cash used in investing activities in 2014 reflects the elevated spending on purchases of property and equipment in 2014, primarily related to the Waukesha Wisconsin facility. Net cash used in 2015 benefited from proceeds related to the sale of property and equipment during the 2015 period.

Net cash used in financing activities was $2,579 during the year ended December 31, 2015 compared to net cash used in investing activities of $877 in the same period in 2014. The increase in cash used in investing activities reflects share repurchase activity in 2015 and slightly higher note payable payments in 2015.

The Company had a net increase in cash and cash equivalents of $2,386 during the year ended December 31, 2015 compared to a net decrease in cash and cash equivalents of $46 in the same period in 2014.

On September 24, 2015, the Company's Board of Directors authorized a stock repurchase program under which the Company may repurchase up to $3.5 million of the Company's common stock not to exceed an aggregate of 250,000 shares, in the open market or in privately negotiated transactions, in accordance with all applicable securities laws and regulations, including Rule 10b-18 of the Securities Exchange Act of 1934, as amended. The extent to which the Company repurchases its shares and the timing of such repurchases will depend upon a variety of factors, including market conditions, regulatory requirements and other corporate considerations, as determined by management. The repurchase program may be suspended or discontinued at any time. During the three and twelvemonths ended December 31, 2015 the company acquired 136 shares at an aggregate cost of $1,542.

At December 31, 2015, the Company had $840 of current maturities of notes payable. The Company also has a $5 million revolving credit facility with The Private Bank. This facility, which unless renewed expires in July 2016, remained unused at December 31, 2015 and is available for other general corporate purposes.

In July 2013, we purchased certain assets of Golden Guernsey located in Waukesha Wisconsin. The Golden Guernsey assets position us to scale-up our kefir producing capacity in tandem with future growth and provide us with an additional production platform that we believe creates greater supply chain productivity and flexibility opportunities. Beyond kefir production, this new facility also vertically extends Lifeway into milk processing and bottle manufacturing operations, both of which historically had been sourced from unaffiliated third party suppliers. Our milk processing, which consists of converting raw milk into conventional milk, and our bottle manufacturing operations commenced in April of 2014. Our kefir production commenced operations in July of 2015.

On March 14, 2016, the Company entered into an endorsement agreement (the "Agreement") with Ludmila Smolyansky, the Company's Chairman of the Board.  Under the terms and conditions of the Agreement, Ms. Smolyansky grants an unlimited, perpetual, non-exclusive, worldwide and, except as set forth therein, royalty free, right to use, reuse, publish, reproduce, perform, copy, create derivative works, exhibit, broadcast and display Ms. Smolyansky's name, image and likeness in Marketing Materials (as defined in the Agreement).  As consideration for such license, the Company agrees to pay Ms. Smolyansky a royalty equal to $0.02 for each Company product or item sold by Lifeway during each calendar month bearing Ms. Smolyansky's first name, last name or other identifying personal characteristics; provided however that such royalty will not exceed $50 in any month and such royalty payments will cease upon the death of Ms. Smolyansky.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet financing arrangements.

Contractual Obligations

	Payments due by period
Contractual obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt Obligations	$7,959	$840	$7,119	$-	-
Operating Lease Obligations	$210	$70	$140	$-	-
Total	$8,169	$910	$7,259	$-	-

Critical Accounting Policies

The preparation of financial statements in accordance with US GAAP requires management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. US GAAP provides the framework from which to make these estimates, judgments and assumptions. We believe our estimates, judgments and assumptions are reasonable; however, future results could differ from those estimates.  Management regularly assesses its accounting policies and has discussed the development and selection of critical accounting policies with its Audit Committee of the Board of Directors. For further information concerning accounting policies, refer to the notes to the consolidated financial statements.

Intangible asset valuation.  Goodwill and other indefinite lived intangibles are not subject to amortization but rather is tested for impairment annually and whenever events or changes in circumstances indicate that impairment may have occurred.  Our estimates of fair value for goodwill impairment testing are determined based on the market capitalization of the company.   Other indefinite-lived intangible assets are tested for impairment by comparing the fair value of the asset to the carrying value. Fair value of our other indefinite-lived intangible assets is determined based on discounted cash flow analyses that include significant management assumptions such as revenue growth rates, weighted average cost of capital, and assumed royalty rates. If our estimate of fair value is less than the carrying value, the asset is reduced to fair value.

As of December 31, 2015 we had $10.4 million of goodwill and the market capitalization of the Company exceeded its carrying value by more than 100%. As of December 31, 2015 we had $3.7 million of other indefinite lived intangible assets which we estimate have a fair value in excess of carrying value by more than 20%.

Sales discounts & allowances. From time to time, we grant certain sales discounts to customers which are classified as a reduction in sales.  The measurement and recognition of discounts and allowances involves the use of judgment and our estimates are made based on historical experience and other factors.  As of December 31, 2015 we had $1.7 million of accrued discounts and allowances.

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

ITEM 7A        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not undertake any specific actions to diminish our exposure to interest rate risk and we are not a party to any interest rate risk management transactions.  We do not purchase or hold any derivative financial instruments.  Our foreign sales are not material.  Accordingly, our currency rate risk is not currently material.

As of December 31, 2015, we had an outstanding balance under our bank term loans of approximately $8.0 million, and we have the option to borrow an additional $5 million from our line of credit.  The term loans bear interest at variable rates.  Based on the outstanding amount under such loans at December 31, 2015 of approximately $8.0 million (which remains outstanding as of the time of this filing) a 1.0 percent increase in interest rates would result in additional annualized interest expense of approximately $80.  For a detailed discussion of our loans, including a discussion of the applicable interest rate, please refer to Note 8, Notes Payable under Part II, Item 8 in this Annual Report on Form 10-K.

ITEM  8          FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

LIFEWAY FOODS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

December 31, 2015 and 2014

(In thousands)

	December 31,
	2015	2014
Current assets
Cash and cash equivalents	$5,646	$3,260
Investments, at fair value	2,216	2779
Certificates of deposits in financial institutions	513	150
Inventories	7,664	5,814
Accounts receivable, net of allowance for doubtful accounts and discounts of $1,800 and $1,050 in 2015 and 2014 respectively	9,604	10,214
Prepaid expenses and other current assets	156	252
Other receivables	45	134
Deferred income taxes	556	408
Refundable income taxes	449	1,141
Total current assets	26,849	24,152

Property and equipment, net	21,375	21,892

Intangible assets
Goodwill & indefinite-lived intangibles	14,068	14,068
Other intangible assets, net	2,344	3,060
Total intangible assets	16,412	17,128

Other Assets
Long-term accounts receivable, net of current portion	282	252
Total assets	$64,918	$63,424

Current liabilities
Current maturities of notes payable	$840	$872
Accounts payable	7,138	5,587
Accrued expenses	2,793	2,066
Accrued income taxes	52	--
Total current liabilities	10,823	8,525

Notes payable	7,119	8,125

Deferred income taxes	1,719	2,074
Total liabilities	19,661	18,724

Stockholders' equity
Common stock, no par value; 40,000 shares authorized;
17,274, shares issued; 16,210 and 16,346 shares
outstanding at 2015 and 2014	6,509	6,509
Paid-in-capital	2,033	2,033
Treasury stock, at cost	(9,730)	(8,188)
Retained earnings	46,516	44,544
Accumulated other comprehensive loss, net of taxes	(71)	(198)
Total stockholders' equity	45,257	44,700

Total liabilities and stockholders' equity	$64,918	$63,424

See accompanying notes to consolidated financial statements

LIFEWAY FOODS, INC. AND SUBSIDIARIES

Consolidated Statements of Income and Comprehensive Income

December 31, 2015, 2014 and 2013

(In thousands, except per share data)

	2015	2014	2013
Gross Sales	$137,244	$130,216	$108,966
Less: discounts and allowances	(18,657)	(11,256)	(11,442)
Net sales	118,587	118,960	97,524

Cost of goods sold	84,573	87,561	68,275
Depreciation expense	2,413	2,536	1,626
Total cost of goods sold	86,986	90,097	69,901

Gross profit	31,601	28,863	27,623

Selling expenses	12,752	14,534	11,296
General and administrative	13,730	9,378	7,583
Amortization expense	716	716	713
Total operating expenses	27,198	24,628	19,592

Income from operations	4,403	4,235	8,031

Other income (expense):
Interest and dividend income	112	122	116
Rental income	7	4	12
Interest expense	(236)	(277)	(203)
Gain (Loss) on sale of investments, net reclassified from OCI	(72)	99	195
Gain (Loss) on sale of equipment	253	7	(305)
Impairment of investments	(475)	--	--
Other Income (Expense)	--	8	11
Total other income (expense)	(411)	(37)	(174)

Income before provision for income taxes	3,992	4,198	7,857

Provision for income taxes	2,020	2,242	2,867

Net income	$1,972	$1,956	$4,990

Basic and diluted earnings per common share	$0.12	$0.12	$0.31

Weighted average number of shares outstanding	16,331	16,346	16,346

COMPREHENSIVE INCOME
Net income	$1,972	$1,956	$4,990
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on investments, net of $30, $94 and ($50) of taxes	(47)	(146)	64
Reclassifications to earnings:
Other than temporary impairment of investments, net of $84 of taxes	130	--	--
Realized (gains) losses on investments, net of ($28), $39 and $85 of taxes	44	(60)	(110)
Comprehensive income	$2,099	$1,750	$4,944

See accompanying notes to consolidated financial statements

LIFEWAY FOODS, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders' Equity

For the Years Ended December 31, 2015, 2014 and 2013

(In thousands)

							Accumulated
							Other
	Common Stock						Comprehensive
	Issued		In treasury		Paid In	Retained	Income (Loss),	Total
	Shares	$	Shares	$	Capital	Earnings	Net of Tax	Equity

Balances at January 1, 2013	17,274	$6,509	(928)	$(8,188)	$2,033	$38,905	$54	$39,313

Other comprehensive income	--	--	--	--	--	--	(46)	(46)

Net income for the year ended December 31, 2013	--	--	--	--	--	4,990		4,990
Dividends declared ($.08 per share)						(1,307)		(1,307)

Balances at December 31, 2013	17,274	$6,509	(928)	$(8,188)	$2,033	$42,588	$8	$42,950

Balances at January 1, 2014	17,274	$6,509	(928)	$(8,188)	$2,033	$42,588	$8	$42,950

Other comprehensive income	--	--	--	--	--		(206)	(206)

Net income for the year ended December 31, 2014	--	--	--	--	--	1,956		1,956

Balances at December 31, 2014	17,274	$6,509	(928)	$(8,188)	$2,033	$44,544	$(198)	$44,700

Balances at January 1, 2015	17,274	$6,509	(928)	$(8,188)	$2,033	$44,544	$(198)	$44,700

Other comprehensive income	--	--	--	--	--		127	127

Treasury stock purchased			136	(1,542)				(1,542)

Net income for the year ended December 31, 2015	--	--	--	--	--	1,972		1,972

Balances at December 31, 2015	17,274	$6,509	(1,064)	$(9,730)	$2,033	$46,516	$(71)	$45,257

See accompanying notes to consolidated financial statements

LIFEWAY FOODS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2015, 2014 and 2013

(In thousands)

	December 31,
	2015	2014	2013

Cash flows from operating activities:
Net income	$1,972	$1,956	$4,990
Adjustments to reconcile net income to operating cash flow:
Depreciation and amortization	3,129	3,252	2,339
Loss (Gain) on sale of investments, net	72	(99)	(196)
Impairment of investments	475	--	--
Deferred income taxes	(585)	(720)	(238)
Bad debt expense	73	205	33
(Gain) Loss on sale of equipment	(253)	(7)	305
(Increase) decrease in operating assets:
Accounts receivable	537	55	(1,742)
Other receivables	59	(31)	(94)
Inventories	(1,849)	1,085	(960)
Refundable income taxes	691	(126)	(930)
Prepaid expenses and other current assets	95	(124)	(6)
Increase (decrease) in operating liabilities:
Accounts payable	1,551	(1,136)	2,466
Accrued expenses	726	782	128
Income taxes payable	52	--	(254)
Net cash provided by operating activities	6,745	5,092	5,841

Cash flows from investing activities:
Purchases of investments	(1,489)	(3,280)	(3,519)
Proceeds from sale of investments	1,714	2,774	3,001
Redemption of certificates of deposits	272	15	424
Investments in certificates of deposit	(635)	(150)	-
Purchases of property and equipment	(1,995)	(3,684)	(8,480)
Proceeds from sale of equipment	353	65	711
Net cash used in investing activities	(1,780)	(4,261)	(7,863)

Cash flows from financing activities:

Purchase of treasury stock	(1,542)	--	--
Dividends paid	--	--	(1,308)
Net proceeds from debt issuance	--	--	4,975
Repayment of notes payable	(1,037)	(877)	(625)
Net cash provided by (used in) financing activities	(2,579)	(877)	3,042

Net increase (decrease) in cash and cash equivalents	2,386	(46)	1,020

Cash and cash equivalents at the beginning of the year	3,260	3,306	2,286

Cash and cash equivalents at the end of the year	$5,646	$3,260	$3,306

Supplemental cash flow information:
Cash paid for income taxes	$2,245	$3,080	$4,363
Cash paid for interest	$235	$267	$206

See accompanying notes to consolidated financial statements

LIFEWAY FOODS, INC. AND SUBSIDIARIES

 Notes to Consolidated Financial Statements

 December 31, 2015, 2014 and 2013

 (In thousands)

Note 1 - Basis of presentation and out of period adjustments

Our Consolidated Financial Statements include the accounts of Lifeway Foods, Inc. and all of its wholly owned subsidiaries (collectively "Lifeway" or the "Company"). All significant intercompany accounts and transactions have been eliminated.

Out-of-period adjustments recorded during fiscal 2014

During fiscal 2014, adjustments to correct the accounting for certain items related to periods prior to 2014, in the aggregate, decreased income before provision for income taxes by approximately $600,000 and net income by approximately $400,000 for the year ended December 31, 2014.   These errors related to an understatement of accrued expenses and the provision for income taxes arising primarily from inaccurate accounting for certain employee, including officer, expense reports and an understatement of depreciation expense arising from assigning  incorrect useful lives.  The Company determined these adjustments to be immaterial, individually and in the aggregate, to our previously filed consolidated financial statements.

Note 2 - Summary of significant accounting policies

Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities revenues and expenses. Actual results could differ from those estimates. Significant estimates made in preparing the consolidated financial statements include the reserve for promotional allowances, the fair value of investment securities, the valuation of goodwill and intangible assets, and deferred taxes.

Revenue Recognition

The Company records sales when the following four criteria have been met: (i) The product has been shipped and the Company has no significant remaining obligations; (ii) Persuasive evidence of an agreement exists; (iii) The price to the buyer is fixed or determinable and (iv) Collection is probable. In addition, amounts invoiced to customers for shipping charges are included in gross sales and the related cost in cost of goods sold.

The Company routinely offers sales allowances and discounts to our customers and consumers. These programs include rebates, in-store display and demo allowances, allowances for non-salable product, coupons and other trade promotion activities. These allowances are considered reductions in the price of our products and thus are recorded as reductions to gross sales. Some of these incentives are recorded by estimating incentive costs based on our historical experience and expected levels of performance of the trade promotion. We maintain a reserve for the estimated allowances incurred but unpaid. Differences between estimated and actual allowances are normally insignificant and are recognized in earnings in the period such differences are determined. Product returns have historically not been material.

Bulk cream is a by-product of the Company's fluid milk manufacturing process. The Company does not use bulk cream in any of its end products, but rather disposes of it through sales to other companies. Bulk cream by-product sales are included in gross sales.

Cash and cash equivalents

All highly liquid investments purchased with an original maturity of three months or less are considered to be cash equivalents.

Investments

All investment securities are classified as available-for-sale and are carried at fair value. Unrealized gains and losses on available-for-sale securities are reported as a separate component of stockholders' equity to the extent they are considered temporary in nature. Amortization, accretion, interest and dividends, realized gains and losses, and declines in value judged to be other-than-temporary on available-for-sale securities are recorded as a component of other income. This evaluation depends on the specific facts and circumstances. Factors that we consider in determining whether an other-than-temporary decline in fair value has occurred include: the fair value of the security in relation to its cost basis; the financial condition of the investee; and the intent and ability to retain the investment for a sufficient period of time to allow for possible recovery in the fair value of the investment.

Inventories

Inventories are stated at the lower of first in, first out cost or market.

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

Goodwill and other intangible assets

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

The Company reviews intangible assets for impairment at least once per year to determine if any adverse conditions exist that would indicate the carrying value of these assets may not be recoverable. The Company conducts more frequent impairment assessments if certain conditions exist, such as a change in the competitive landscape, any internal decisions to pursue new or different strategies, a loss of a significant customer, or a significant change in the market place including changes in the prices paid for the Company's products or changes in the size of the market for the Company's products.

Note 2 - Summary of significant accounting policies -- Continued

If the estimated remaining useful life of an intangible asset is changed, the remaining carrying amount of the intangible asset is amortized prospectively over the revised remaining useful life.

Intangible assets are being amortized over the following useful lives:

Category	Years
Recipes	4
Trade names	8-15
Formula	10
Customer lists	8-10
Customer relationships	8-12

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

The principal sources of temporary differences are different depreciation and amortization methods for financial statement and tax purposes, unrealized gains or losses related to investments, capitalization of indirect costs for tax purposes, purchase price adjustments, and the allowance for doubtful accounts.

The Company has analyzed filing positions in all of the federal and state jurisdictions where it is required to file income tax returns, as well as all open tax years in these jurisdictions. Periods subject to examination for the Company's federal income tax returns are the 2012, 2013 and 2014 tax years. The amount of unrecognized tax benefits that, if recognized, would impact the annual effective tax rate was not significant as of December 31, 2015 and 2014. The total amount of unrecognized tax benefits can change due to audit settlements, tax examination activities, statute expirations and the recognition and measurement criteria under accounting for uncertainty in income taxes.

Treasury stock

Treasury stock is recorded using the cost method.

Advertising costs

The Company expenses advertising costs as incurred. For the years ended December 31, 2015, 2014 and 2013 total advertising expenses were $5,006, $3,875, and $2,686, respectively.

Earnings per common share

Earnings per common share were computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period.For the years ended December 31, 2015 2014, and 2013, there were no common stock equivalents outstanding.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board ("FASB") issued ASU No. 2014-09, "Revenue from Contracts with Customers (Topic 606)" ("ASU 2014-09"), which supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, including most industry-specific requirements. ASU 2014-09 establishes a five-step revenue recognition process in which an entity will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. ASU 2014-09 also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenues and cash flows from contracts with customers. In August 2015 the FASB delayed the effective date for implementation of ASU 2014-09. Under the delayed effective date, the Company is required to adopt the new standard not later than January 1, 2018. Management is currently evaluating the impact the adoption of ASU 2014-09 will have on the Company's consolidated financial position, results of operations or cash flows and the method of retrospective application, either full or modified.

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

In November 2015, the FASB issued new guidance regarding the balance sheet classification of deferred taxes. This new guidance requires that all deferred tax assets and liabilities, along with any related valuation allowance, be classified as noncurrent on the balance sheet. Previous guidance required deferred tax assets and liabilities to be separated into current and noncurrent amounts on the balance sheet. The guidance is effective for fiscal years beginning on or after December 15, 2016, and interim periods within those years. Management is currently evaluating the impact that the new guidance will have on the consolidated financial statements.

In January, 2016, the FASB issued new guidance regarding the recognition and measurement of financial assets and liabilities. The new guidance modifies how entities measure equity investments and present changes in the fair value of financial liabilities. Under the new guidance, entities will have to measure equity investments that do not result in consolidation and are not accounted under the equity method at fair value and recognize any changes in fair value in net income unless certain conditions exist. The new guidance will be effective for fiscal years beginning on or after December 15, 2017 and interim periods within those years. Early adoption of the guidance is not permitted. Management is currently evaluating the impact that the new guidance will have on the consolidated financial statements.

In February 2016, the FASB issued new guidance regarding leases. The guidance requires lessees to recognize the assets and liabilities that arise from leases on the balance sheet. A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. The new guidance is effective for financial statements issued for fiscal years beginning after December 15, 2018, and interim periods within those years. Management is currently evaluating the impact that the new guidance will have on the consolidated financial statements.

Note 3 - Intangible Assets

Goodwill & indefinite-lived intangible assets consists of the following:

	December 31,
	2015	2014
Goodwill	$10,368	$10,368
Brand names	3,700	3,700
Goodwill & indefinite lived intangible assets	$14,068	$14,068

Other intangible assets, net consists of the following:

	December 31,
	2015	2014
Recipes	$44	$44
Customer lists and other customer related intangibles	4,529	4,529
Customer relationship	985	985
Trade names	2,248	2,248
Formula	438	438
	8,244	8,244
Accumulated amortization	5,900	5,184
Intangible assets, net	$2,344	$3,060

Amortization expense is expected to be approximately the following for the years ending December 31:

2016	$697
2017	672
2018	635
2019	210
2020	130
$2,344

Note 4 - Investments

The cost and fair value of investments classified as available for sale are as follows:

December 31, 2015	Cost	Unrealized Gains	Unrealized Losses	Fair Value

Common stocks & ETF's	$690	$17	$(94)	$613
Mutual Funds	27	--	(1)	26
Preferred Securities	98	6	--	104
Corporate Bonds	1,518	43	(88)	1,473
Total	$2,333	$66	$(183)	$2,216

December 31, 2014	Cost	Unrealized Gains	Unrealized Losses	Fair Value

Common stocks & ETF's	$530	$20	$(64)	$486
Mutual Funds	445	--	(11)	435
Preferred Securities	180	--	(2)	178
Corporate Bonds	1,949	2	(270)	1,680
Total	$3,104	$22	$(347)	$2,779

December 31, 2013	Cost	Unrealized Gains	Unrealized Losses	Fair Value

Common stocks & ETF's	$1,006	$98	$(32)	$1,072
Mutual Funds	55	2	--	57
Preferred Securities	465	13	(16)	462
Corporate Bonds	973	1	(49)	925
Total	$2,499	$114	$(97)	$2,516

Gross gains of $48, $177, and $248 and gross losses of $120, $78 and $53 were realized on the sales of investments during the years ended December, 2015, 2014 and 2013 respectively.

The following table shows the gross unrealized losses and fair value of the Company's investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2015, 2014 and, 2013:

	Less Than 12 Months		12 Months or Greater		Total
December 31, 2015	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Common stocks & ETF's	$225	$(72)	$152	$(22)	$377	$(94)
Mutual Funds	26	(1)	--	--	26	(1)
Preferred Securities	--	--	--	--	--	--
Corporate Bonds	370	(32)	479	(56)	849	(88)
	$621	$(105)	$631	$(78)	$1,252	$(183)

	Less Than 12 Months		12 Months or Greater		Total
December 31, 2014	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Common stocks & ETF's	$162	$(49)	$141	$(15)	$303	$(64)
Mutual Funds	435	(10)	--	--	435	(10)
Preferred Securities	81	(2)	--	--	81	(2)
Corporate Bonds	1,056	(195)	497	(76)	1,553	(271)
	$1,734	$(256)	$638	$(91)	$2,372	$(347)

	Less Than 12 Months		12 Months or Greater		Total
December 31, 2013	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Common stocks & ETF's	$213	$(32)	$--	$--	$213	$(32)
Mutual Funds	--	--	--	--	--	--
Preferred Securities	224	(15)	--	--	224	(15)
Corporate Bonds	616	(43)	97	(7)	713	(50)
	$1,053	$(90)	$97	$(7)	$1,150	$(97)

The Company's investments in equity securities, mutual funds, and corporate bonds consist of investments in common stock, preferred stock, structured notes and other debt securities of companies in various industries. The Company recorded other-than-temporary impairment losses of approximately $475 during fiscal 2015 with respect to certain structured notes. The impairment losses are included in "other income (expense)" in the accompanying consolidated statements of income and comprehensive income. The structured notes allow the issuer to settle at an amount less than par in certain circumstances. In reaching a conclusion to record these other-than-temporary impairment losses, the Company evaluated the near-term prospects of the issuers and determined it was probable the issuers would have the ability to settle the bonds for an amount less than par value at maturity.

Note 5 - Inventories

Inventories consist of the following:

	December 31,
	2015	2014
Finished goods	$2,946	$2,373
Production supplies	2,636	2,070
Raw materials	2,082	1,371
Total inventories	$7,664	$5,814

Note 6 - Property and equipment

Property and equipment consist of the following:

	December 31,
	2015	2014
Land	$1,807	$1,856
Buildings and improvements	16,387	15,126
Machinery and equipment	22,907	20,435
Vehicles	1,298	1,245
Office equipment	709	465
Construction in process	311	2,409
	43,419	41,536
Less accumulated depreciation	22,044	19,644
Total property and equipment	$21,375	$21,892

Note 7 - Accrued Expenses

Accrued expenses consist of the following:

	December 31,
	2015	2014
Accrued payroll and payroll taxes	$859	$892
Accrued property tax	377	331
Other	1,557	843
	$2,793	$2,066

Note 8 - Notes Payable

Notes payable consist of the following:

	December 31,
	2015	2014

Variable rate bank notes due May 31, 2018. Principal and interest payable monthly with a balloon payment due at maturity.	$3,846	$4,352

Variable rate bank notes due May 31, 2019. Principal and interest payable monthly with a balloon payment due at maturity.	4,113	4,584

5.99% secured equipment notes fully paid and extinguished July, 2015	--	12

6.65% secured equipment notes fully paid and extinguished July, 2015	--	49
Total notes payable	7,959	8,997
Less current maturities	840	872
Total long-term portion	$7,119	$8,125

The variable rate bank notes are subject to interest at the prime rate or at the LIBOR rate plus 2.5% and are collateralized by substantially all of the assets of the Company. In addition, under the terms of the related agreements, the Company is subject to minimum fixed charged ratio and tangible net worth thresholds, which among other things may limit the Company's ability to pay dividends or repurchase shares of its common stock.  The Company was in compliance with these financial covenants at December 31, 2015. Further, under the agreements the Company is required to deliver its annual and quarterly financial statements and related SEC filings within specified timeframes.

In addition, the Company has a $5 million revolving credit facility. Borrowings under the facility are subject to interest at the prime rate or LIBOR plus 2.5%. As of December 31, 2015 there were no borrowings under the facility. Unless renewed the facility expires in May 2016.

Future maturities of notes payables are as follows:

For the year ending December 31,

2016	$840
2017	840
2018	3,166
2019	3,113
Total	$7,959

Note 9 - Commitments and contingencies

Lease obligations -The Company leases three stores for its Starfruit subsidiary. Total rent expense for these leases was $124, $143 and $347 for the years ended December 31, 2015, 2014 and 2013 respectively. The Company is also responsible for additional rent equal to real estate taxes and other operating expenses. Future annual minimum base rental payments under these leases as of December 31, 2015 are approximately $70 for each of the next three years and are not significant thereafter.

Litigation -The Company is a party to lawsuits in the normal course of business. In the opinion of management, the resolution of these lawsuits will not have a material adverse effect on the Company's consolidated financial position or results of operations.

Note 10 - Income taxes

The provision for income taxes consists of the following:

	For the Years Ended December 31,
	2015	2014	2013
Current:
Federal	$1,888	$2,143	$2,552
State and local	717	819	554
Total current	2,605	2,962	3,106
Deferred	(585)	(720)	(239)
Provision for income taxes	$2,020	$2,242	$2,867

A reconciliation of the U.S. federal statutory rate to the effective tax rate used in the provision for income taxes is as follows:

	2015		2014		2013
	Amount	Percentage	Amount	Percentage	Amount	Percentage
Federal income tax expense computed at the statutory rate	$1,357	34.0%	$1,428	34.0%	$2,666	34.0%
State and local tax expense, net	337	8.4%	215	5.1%	745	9.5%
U.S. domestic manufacturers' deduction & other permanent differences	300	7.5%	464	11.0%	(455)	(5.8)%
Additions for tax positions of prior years	50	1.3%	215	5.1%	0	0%
Change in tax rates	--	0%	(138)	(3.2)%	0	0%
Change in tax estimate	(24)	(0.6)%	59	1.4%	(89)	(1.1)%
Provision for income taxes	$2,020	50.6%	$2,242	53.4%	$2,867	36.6%

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2015	2014	2013
Balance at January 1	$215	$--	$--
Additions for tax positions of prior years	50	215	--
Balance at December 31	$265	$215	$--

The Company recognizes interest related to unrecognized tax benefits in interest expense and penalties in general and administrative expenses.

The amount of interest and penalties recognized in the consolidated statements of income and comprehensive income was approximately $--, $65, and $-during 2015, 2014 and 2013 respectively. The amount of interest and penalties recognized in the consolidated balance sheets was approximately $65 at December 31, 2015 and 2014, respectively.

Amounts for deferred tax assets and liabilities are as follows:

	December 31,
	2015	2014	2013
Non-current deferred tax assets (liabilities) arising from:

Accumulated depreciation and amortization	$(1,719)	$(2,074)	$(2,896)
Capital loss carry-forwards	--	--	53
Total non-current net deferred tax liabilities	(1,719)	(2,074)	(2,843)
Current deferred tax assets arising from:
Capital loss carry-forward & investment impairment	164	9	--
Unrealized losses (gain) on investments	45	127	(8)
Inventory	308	233	308
Allowances for doubtful accounts and discounts	39	39	22
Total current deferred tax assets	556	408	322
Net deferred tax liability	$(1,163)	$(1,666)	$(2,521)

Note 11 - Fair value measurements

Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 820, Fair Value Measurements and Disclosures, provides the framework for measuring fair value. That framework provides a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurement) and the lowest priority to unobservable inputs (level 3 measurements). The three levels of the fair value hierarchy under FASB ASC 820 are described as follows:

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

Following is a description of the valuation methodologies used for assets measured at fair value on a recurring basis. There have been no changes in the methodologies used as of December 31, 2015 and 2014.

The majority of the Company's fair value measurements for investments are classified within Level 1 or Level 2 of the fair value hierarchy. The Company's Level 1 fair value measurements, which include mutual funds, common stock and exchange traded funds (ETF's), are based on quoted market prices in active markets for identical securities. The Company's Level 2 fair value measurements, which include corporate bonds, is based on quoted prices in inactive markets for identical or similar assets. The company's level 3 fair value measurements which include other than temporarily impaired bonds are based on the present value of the estimated proceeds expected to be received at maturity of the bond. Those bonds were reclassified to level 3 from level 2 during 2015.

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

The following table sets forth by level, within the fair value hierarchy, the Company's financial assets measured at fair value on a recurring basis for the years ended December 31, 2015 and 2014. The assets presented here are classified in their entirety based on the lowest level of input that is significant to the fair value measurement:

	Assets at Fair Value as of December 31, 2015
	Level 1	Level 2	Level 3	Total

Mutual Funds	$26	$--	$--	$26
Common Stocks & ETF's	613	--	--	613
Preferred Securities	--	104	--	104
Corporate Bonds	--	1,187	286	1,473

	Assets at Fair Value as of December 31, 2014
	Level 1	Level 2	Level 3	Total

Mutual Funds	$435	$--	$--	$435
Common Stocks & ETF's	486	--	--	486
Preferred Securities	--	178	--	178
Corporate Bonds	--	1,680	--	1,680

The Company's financial assets and liabilities which are not carried at fair value on a recurring basis include cash and cash equivalents, certificates of deposit, accounts receivable, other receivables, accounts payable and notes payable for which carrying value approximates fair value.

Note 12 -- Stock-based Compensation

In December 2015, Lifeway shareholders approved the 2015 Omnibus Incentive Plan, which authorized the issuance of an aggregate of 3.5 million shares to satisfy awards of stock options, stock appreciation rights, unrestricted stock, restricted stock, restricted stock units, performance shares and performance units. The Company has not established a pace for the frequency of awards under the Omnibus plan, and may choose to suspend the issuance of new awards in the future and may grant additional awards at any time including issuing special grants of restricted stock, restricted stock units, and stock options to attract and retain new and existing executives.

Pursuant to the Omnibus Incentive Plan, Lifeway granted 26 stock options to certain key employees of the company effective January 1, 2016 (the "2016 options"). The 2016 options generally vest over a three-year period, on a relatively accelerated basis. The accelerated vesting reflects the landmark nature of the awards and the relative tenure of individual participants. Total stock based compensation arising from this award, which will be recognized in periods subsequent to 2015 is approximately $60.

There was no stock based compensation expense in each of the three years ending December 31, 2015, 2014 and 2013. There were no options, restricted stock or other equity instruments awarded or outstanding at any time during each of the three years ending December 31, 2015, 2014 and 2013.

Note 13 - Segments, Products and Customers

The Company manufactures probiotic, cultured, functional dairy health food products. The Company's primary product is kefir, a dairy beverage similar to but distinct from yogurt, in several flavors and in several package configurations. In addition to the drinkable products, Lifeway manufactures "Lifeway Farmer Cheese," a line of various farmer cheeses.

The Company has determined that it has one reportable segment based on how the Company's chief operating decision maker manages the business and in a manner consistent with the internal reporting provided to the chief operating decision maker. The chief operating decision maker, who is responsible for allocating resources and assessing company performance, has been identified collectively as the Chief Financial Officer, the Chief Executive Officer and Chairman of the board of directors.  Substantially all of the consolidated revenues of the Company relate to the sale of fermented dairy products which are produced using the same processes and materials and are sold to consumers through a network of distributors and retailers in the United States.

Gross sales of products by category were as follows for the years ended December 31:

	2015	2014	2013

Lifeway Farmer Cheese	$9,725	$10,266	$9,388
Drinkable Kefir other than ProBugs	118,090	110,297	90,441
ProBugs	7,936	7,868	7,127
Frozen Kefir	1,493	1,785	2,010
Total sales	$137,244	$130,216	$108,966

Significant Customers -- Sales are predominately to companies in the retail food industry, located within the United States. Two major customers accounted for approximately 26%, 28% and 35% of gross sales for the years ended December 31, 2015, 2014 and 2013, respectively. These customers accounted for approximately 20% and 23% of accounts receivable as of December 31, 2015 and 2014 respectively.

Note 14 - Share repurchase program

On September 24, 2015, the Company's Board of Directors authorized a stock repurchase program under which the Company may repurchase up to $3,500 of the Company's common stock not to exceed an aggregate of 250 shares, in the open market or in privately negotiated transactions, in accordance with all applicable securities laws and regulations, including Rule 10b-18 of the Securities Exchange Act of 1934, as amended. The extent to which the Company repurchases its shares and the timing of such repurchases will depend upon a variety of factors, including market conditions, regulatory requirements and other corporate considerations, as determined by management. The repurchase program may be suspended or discontinued at any time.

Pursuant to the share repurchase program, during the three and twelve months ended December 31, 2015 the company repurchased 136 shares at a cost of $1,542, or about $11.32 per share. Approximately $1,958 remained available under this program as of December 31, 2015.

Note 15 – Related party transactions

The Company obtained consulting services from the Chairman of its board of directors.   Fees paid to the chairperson were $1,000, $747 and $408 during the fiscal years ended December 31, 2015, 2014 and 2013 respectively and were included in general and administrative expense in the accompanying consolidated statements of income and comprehensive income.

On December 14, 2015, the Company entered into a stock purchase agreement (the "Stock Purchase Agreement") with Ludmila Smolyansky, the Company's Chairman of the Board pursuant to which Ms. Smolyansky agreed to sell to the Company 30 and the Company agreed to purchase such shares under its previously disclosed repurchase plan at a purchase price equal to the product of (a) 30 multiplied by (b) the average of the last reported closing sale price of the Common Stock on the Nasdaq Global Market for each of the five (5) Trading Days (as defined in the Stock Purchase Agreement) immediately preceding the date of the Stock Purchase Agreement.  The transaction was consummated on December 15, 2015.

On March 14, 2016, the Company entered into an endorsement agreement (the "Agreement") with Ludmila Smolyansky, the Company's Chairman of the Board. Under the terms and conditions of the Agreement, Ms. Smolyansky grants an unlimited, perpetual, non-exclusive, worldwide and, except as set forth therein, royalty free, right to use, reuse, publish, reproduce, perform, copy, create derivative works, exhibit, broadcast and display Ms. Smolyansky's name, image and likeness in Marketing Materials (as defined in the Agreement).  As consideration for such license, the Company agrees to pay Ms. Smolyansky a royalty equal to $0.02 for each Company product or item sold by Lifeway during each calendar month bearing Ms. Smolyansky's first name, last name or other identifying personal characteristics; provided however that such royalty will not exceed $50 in any month and such royalty payments will cease upon the death of Ms. Smolyansky.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

Lifeway Foods, Inc. and Subsidiaries

Morton Grove, Illinois

We have audited the accompanying consolidated balance sheet of Lifeway Foods, Inc. and Subsidiaries (the "Company") as of December 31, 2015 and the related consolidated statements of income and comprehensive income, stockholders' equity, and cash flows for the year then ended. In connection with our audit of the consolidated financial statements, we have also audited the financial statement schedule of valuation and qualifying accounts (Item 15). These consolidated financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Lifeway Foods, Inc. and Subsidiaries as of December 31, 2015, and the results of their operations and their cash flows for the year then ended, in conformity with generally accepted accounting principles in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relationship to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Lifeway Foods, Inc. and Subsidiaries' internal control over financial reporting as of December 31, 2015, based on criteria established in the Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 15, 2016 expressed an adverse opinion thereon.

/s/ Mayer Hoffman & McCann LLP

Chicago, Illinois

March 15, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

Lifeway Foods, Inc. and Subsidiaries

Morton Grove, Illinois

We have audited the accompanying consolidated balance sheet of Lifeway Foods, Inc. and Subsidiaries (the "Company") as of December 31, 2014 and the related consolidated statements of income and comprehensive income, stockholders' equity, and cash flows for the year then ended. In connection with our audit of the financial statements, we have also audited the 2014 financial statement schedule of valuation and qualifying accounts (Item 15). These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit.

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

/s/ Crowe Horwath LLP

Oakbrook, Illinois

August 13, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders

 Lifeway Foods, Inc. and Subsidiaries

We have audited the accompanying consolidated statements of income and comprehensive income of Lifeway Foods, Inc. and Subsidiaries (the Company) for the year ended December 31, 2013 and the related consolidated statements of stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of operations of Lifeway Foods, Inc. and Subsidiaries for the year ended December 31, 2013, and the consolidated cash flows for the year then ended in conformity with U.S. generally accepted accounting principles.

/s/ Plante & Moran, PLLC

Chicago, Illinois

April 2, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

Lifeway Foods, Inc. and Subsidiaries

Morton Grove, Illinois

We have audited Lifeway Foods, Inc. and Subsidiaries' (the "Company") internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (PCAOB). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses in internal control over financial reporting have been identified and included in management's assessment:

1)	Financial reporting controls –

a)	The financial statement preparation process requires the involvement of a small team of company employees and the preparation process lacks sufficient, competent and independent review.

b)	The Company has not consistently demonstrated effective preparation, support and review practices over journal entries and account reconciliations.

2)

Accounting for income taxes – The Company did not have adequate design of controls that provide reasonable assurance that the accounting for income taxes was in accordance with U.S. GAAP. Specifically, the Company relied on third-party subject matter experts and did not have sufficient technical expertise in the income tax function to provide adequate review and control with respect to the complete and accurate recording of inputs to the consolidated income tax provision and related accruals.

These material weaknesses were considered in determining the nature, timing, and the extent of audit tests applied in our audit of the consolidated financial statements and financial statement schedule of the Company as of and for the year ended December 31, 2015, and this report does not affect our report dated March 15, 2016 on such consolidated financial statements and financial statement schedule.

In our opinion, because of the effect of the material weaknesses described above on achieving the objectives of the criteria established in Internal Control—Integrated Framework (2013) issued by COSO, the Company has not maintained effective internal control over financial reporting as of December 31, 2015.

We have also audited, in accordance with the standards of the PCAOB, the consolidated balance sheet and the related consolidated statements of income and comprehensive income, stockholders' equity, and cash flows of the Company, and our report dated March 15, 2016 expressed an unqualified opinion.

/s/ Mayer Hoffman McCann P.C.

Chicago, Illinois

March 15, 2016

ITEM 9.          CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On September 12, 2015, the Audit Committee of the Board of Directors of Lifeway Foods, Inc. (the "Company") engaged Mayer Hoffman McCann P. C. ("MHM") as the Company's independent registered public accounting firm for the fiscal year ending December 31, 2015.

During the fiscal years ended December 31, 2014 and 2013 through September 12, 2015 neither the Company nor anyone acting on the Company's behalf consulted with MHM in any capacity, nor consulted with any member of that firm, as to the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered as to the consolidated financial statements, nor was a written report or oral advice rendered that was an important factor considered by the Company or any of its employees in reaching a decision as to an accounting, auditing or financial reporting issue, or any matter that was either the subject of a disagreement, as defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions thereto, or a reportable event within the meaning set forth in Item 304(a)(1)(v) of Regulation S-K.

On August 20, 2015, the Company was notified by its independent registered public accounting firm, Crowe Horwath LLP ("Crowe") that it would not stand for reappointment as the Company's independent registered public accounting firm for 2015. The Company had engaged Crowe as the Company's independent registered public accounting firm for the year ended December 31, 2014.

During the year ended December 31, 2014 and the subsequent interim period through August 20, 2015, there were no: (1) disagreements with Crowe on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements, if not resolved to their satisfaction, would have caused them to make reference in connection with their opinion to the subject matter of the disagreement, or (2) reportable events under Item 304(a)(1)(v) of Regulation S-K except that, as disclosed in Item 9A of the Company's annual report on Form 10-K for its fiscal year ended December 31, 2014 (the "2014 Form 10-K"), the Company's President and Chief Executive Officer and its Chief Financial Officer concluded that the Company's internal controls were not effective because material weaknesses existed in the Company's internal control over financial reporting.

The audit report of Crowe on the effectiveness of internal control over financial reporting as of December 31, 2014 contained an adverse opinion but it did not contain a disclaimer of opinion nor was it modified or qualified as to the uncertainty, audit scope, or accounting principles. The adverse opinion as of December 31, 2014 was due to the effect of the material weaknesses and Crowe concluded in its audit report that the Company did not maintain effective internal control over financial reporting as a result of the material weaknesses reported in Item 9A of our 2014 Form 10-K.

On June 24, 2014, after determining that the Company would benefit from the review, advice and perspective of a new auditing firm, the Company dismissed Plante Moran, PLLC ("PM") as the independent registered public accounting firm for the Company effective immediately. The Board and the Audit Committee of the Board (the "Audit Committee") approved the dismissal of PM.

During the year ended December 31, 2013 and the subsequent interim period through June 24, 2014, there were no: (1) disagreements with PM on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements, if not resolved to their satisfaction, would have caused them to make reference in connection with their opinion to the subject matter of the disagreement, or (2) reportable events under Item 304(a)(1)(v) of Regulation S-K except that, as disclosed in Item 9A of our annual report on Form 10-K for our fiscal year ended December 31, 2013(the "2013 Form 10-K"), our President and Chief Executive Officer and our Chief Financial Officer concluded that our internal controls were not effective because pervasive material weaknesses existed in our internal control over financial reporting.

The audit report of PM on the Company's consolidated financial statements as of and for the year ended December 31, 2013 did not contain an adverse opinion or disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope or accounting principles.

The audit report of PM on the effectiveness of internal control over financial reporting as of December 31, 2013 contained an adverse opinion but it did not contain a disclaimer of opinion nor was it modified or qualified as to the uncertainty, audit scope, or accounting principles. The adverse opinion as of December 31, 2013 was due to the effect of the material weaknesses and PM concluded in its audit report that the Company did not maintain effective internal control over financial reporting as a result of the material weaknesses reported in Item 9A of our 2013 Form 10-K.

On June 20, 2014, the Registrant engaged Crowe Horwath LLP as the Company's independent registered public accounting firm for the year ending December 31, 2014. The engagement was approved by the Audit Committee and the Board. During the years ended December 31, 2013 and 2012, and the subsequent interim period prior to the engagement of Crowe Horwath LLP, the Company did not consult with Crowe Horwath LLP regarding any of the matters or events set forth in Item 304(a)(2)(i) and (ii) of Regulation S-K.

ITEM 9A.       CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure material information required to be disclosed in our reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer, principal financial officer and principal accounting officer, as appropriate, to allow timely decisions regarding required financial disclosure. In designing and evaluating the disclosure controls and procedures, we recognize that a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934 (the "Exchange Act")). Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of December 31, 2015 in ensuring that information required to be disclosed by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified under the Exchange Act rules and forms due to the material weaknesses described below. As a result, we performed additional analysis and other post-closing procedures to ensure our consolidated financial statements were prepared in accordance with generally accepted accounting principles. Accordingly, management believes the consolidated financial statements included in this Form 10-K fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented.

The attestation report of Mayer Hoffman & McCann, the company's independent registered public accounting firm, regarding the company's internal control over financial reporting is provided under "Financial Statements and Supplementary Data."

Management's Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is identified in Exchange Act Rules 13a-15(f). Internal control over financial reporting is a process designed by, or under the supervision of, our principal executive officer, principal financial officer and principal accounting officer, and effected by the Board of Directors, management, and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Our internal control over financial reporting includes those policies and procedures that:

●	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect our transactions and dispositions of our assets;

●

provide reasonable assurance that our transactions are recorded as necessary to permit preparation of our consolidated financial statements in accordance with accounting principles generally accepted in the United States of America, and that our receipts and expenditures of the company are being made only in accordance with authorizations of our management and our directors; and

●

provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on our consolidated financial statements.

Internal control over financial reporting has inherent limitations which may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or because the level of compliance with related policies or procedures may deteriorate.

Management, including our Chief Executive Officer and our Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2015. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control - Integrated Framework (2013). Based on this assessment, management has concluded that we did not maintain effective internal control over financial reporting as of December 31, 2015, due to the fact that certain material weaknesses previously identified in the 2014 Form 10-K filing on August 14, 2015 continue to exist at December 31, 2015, as discussed below.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Material Weaknesses as of December 31, 2015 (the "2015 Material Weaknesses")

1.	Financial reporting controls -

a.	The financial statement preparation process requires the involvement of a small team of company employees and the preparation process lacks sufficient, competent and independent review.

b.	The Company has not consistently demonstrated effective preparation, support and review practices over journal entries and account reconciliations.

2.

Accounting for income taxes - The Company did not have adequate design of controls that provide reasonable assurance that the accounting for income taxes was in accordance with U.S. GAAP. Specifically, we relied on third-party subject matter experts and did not have sufficient technical expertise in the income tax function to provide adequate review and control with respect to the complete and accurate recording of inputs to the consolidated income tax provision and related accruals.

Remediation Efforts and Status of the 2015 Material Weaknesses

Financial reporting controls

During 2015, we increased the size of our accounting department and revised the competency requirements for our team. Enabled by those foundational changes, we have eliminated our reliance on most of the accounting and reporting activities that were previously completed by third-party service providers. Among other things, our third-party service providers no longer support our financial statement and footnote preparation process.

All of our journal entries and most of our account reconciliations are now prepared and reviewed by company personnel, with significantly reduced involvement of the third-party serviced providers. Further, compliance with our updated journal entry and account reconciliation policies has been consistently emphasized with our team and compliance and timeliness has improved significantly. In 2016, we intend to (a) continue to demonstrate compliance with these policies and (b) further repatriate and / or improve the timeliness and effectiveness of those financial reporting activities that remain with of our third-party service providers.

Accounting for income taxes

With the addition of our new VP of Finance, during 2015 we demonstrated a more consistent, thorough and effective review over the accounting for income taxes, reducing our reliance on the third-party service providers. In 2016, (a) we intend to continue to demonstrate effectiveness of our review process and (b) we will further repatriate and / or improve the timeliness and effectiveness of those tax accounting activities that remain with of our the third-party service providers.

Remediation of Prior Material Weaknesses

We have made remediation of our material weaknesses a top priority at Lifeway and we are committed to continually improving our internal controls over financial reporting. During 2015 and continuing through the date of this filing, management has allocated significant time and resources towards such improvements. The material weaknesses that were previously reported in our 2014 10-K and that have been remediated are as follows:

Entity level controls

●

During December 2014, the Company identified and engaged an outside consultant to perform the function of internal audit.  In 2015, the consultant assisted us in documenting, evaluating and improving the design and operating effectiveness of our internal controls over financial reporting.

●

During December 2014, the newly established Compensation Committee of the Board of Directors of the Company (the "Committee") hired outside advisors to advise the Committee and the Company on developing and/or changing processes, procedures and policies related to compensation practices, including expense reimbursement. During 2015, the Committee worked with these advisors and implemented new processes and procedures to better govern and monitor executive compensation.

●

During 2015, the Audit Committee met with management and MHM on a frequent basis to review matters of accounting, financial reporting and internal control. Among other things, increased emphasis was placed on the remediation of material weaknesses and other improvements in internal control over financial reporting. Management's progress against remediation was effectively monitored.

●

In July 2015, the Company hired a Vice President of Finance with public company reporting experience and hired an assistant to the controller.  These additions to the Company's management and staff were made to enable more effective and consistent leadership and organizational focus on accounting, financial reporting and internal controls among other things.

Accounting for Fixed Assets

●

We implemented a process for ensuring that all fixed asset additions are timely identified and recorded and that such additions are assigned the proper useful life and are placed in service in the proper accounting period. The new process is operated by our accounting staff with significantly reduced reliance on a third-party accounting service provider. We also performed more timely reconciliations of our fixed asset subsidiary records to our general ledger. In 2016, we intend to implement a new fixed asset system, at which time we will no longer have any reliance on the third-party accounting service provider.

Accounting for Corporate Credit Card Expenditures

●

In tandem with updating its travel and expense policies, the Company has implemented a third-party software solution for processing expense reports that provides an effective and efficient monitoring tool over the timeliness of expense report submissions and reinforces compliance with Company's substantiation requirements and spending limits., We have also established a routine of on-going, independent review and approval of expense reimbursement requests. Further, our accounting over the proper classification of such expenses has become more accurate.

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

Changes in Internal Control over Financial Reporting

Except as discussed above there were no changes in our internal control over financial reporting that occurred during the fourth quarter of 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.       OTHER INFORMATION.

None.

PART III

ITEM 10.        DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Code of Ethics

The Company has adopted a Code of Ethics applicable to all Officers which is available on the Company's Internet website at www.lifeway.net. Any person may, without charge, request a copy of such Code of Ethics by contacting the Company at (847) 967-1010 or by email at info@lifeway.net.

Other information required by this Item 10 will be included in our definitive Proxy Statement to be filed no later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K and is incorporated herein by reference.

ITEM 11.        EXECUTIVE COMPENSATION

Information required by this Item 11 will be included in our definitive Proxy Statement to be filed no later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K and is incorporated herein by reference.

ITEM 12.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Information required by this Item 12 will be included in our definitive Proxy Statement to be filed no later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K and is incorporated herein by reference.

ITEM 13.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

Information required by this Item 13 will be included in our definitive Proxy Statement to be filed no later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K and is incorporated herein by reference.

ITEM 14.        PRINCIPAL ACCOUNTING FEES AND SERVICES.

Information required by this Item 14 will be included in our definitive Proxy Statement to be filed no later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K and is incorporated herein by reference.

PART IV

ITEM 15.        EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

  A list of the Financial Statements and Financial Statement Schedules filed as part of this Report is set forth in Part II, Item 8, which list is incorporated herein by reference.
  Financial Statement Schedules

Schedule II - Valuation and qualifying accounts

Lifeway Foods, Inc. and subsidiaries

December 31, 2015

(In Thousands)

	Additions
	Balance at beginning of period	Charged to costs and expenses	Deductions - describe		Balance at end of period
Year Ended 31 December 2015:
Deductions from assets accounts:
Allowance for doubtful accounts	$100	$73	$73	(1)	$100
Reserve for promotions discount	950	17,972	17,222	(2)	1,700
Total	$1,050	$18,045	$17,295		$1,800

Year Ended 31 December 2014:
Deductions from assets accounts:
Allowance for doubtful accounts	$50	$129	$79	(1)	$100
Reserve for promotions discount	1,000	10,395	10,445	(2)	950
Total	$1,050	$10,524	$10,524		$1,050

Year Ended 31 December 2013:
Deductions from assets accounts:
Allowance for doubtful accounts	$25	$45	$20	(1)	$50
Reserve for promotions discount	945	10,861	10,806	(2)	1,000
Total	$970	$10,906	$10,826		$1,050

_______________________________

(1)	Uncollectible accounts written off, net of recoveries.

(2)	Discounts taken by customers during year.

EXHIBITS

3.1	Amended and Restated Bylaws (incorporated by reference to Exhibit No. 3.5 to Lifeway's Current Report on Form 8-K dated and filed on December 10, 2002 (File No. 000-17363)).

3.2

Articles of Incorporation, as amended and currently in effect (incorporated by reference to Exhibit 3.2 to Lifeway's Current Report on Form 10-K dated December 31, 2013 and filed on April 2, 2014 (File No. 000-17363)).

4.1	Revolving Note dated February 6, 2009 (incorporated by reference to Exhibit 10.2 to Lifeway's Current Report on Form 8-K dated February 6, 2009 and filed on February 13, 2009 (File No. 000- 17363)).

4.2	Term Note dated February 6, 2009 (incorporated by reference to Exhibit 10.3 to Lifeway's Current Report on Form 8-K dated February 6, 2009 and filed on February 13, 2009 (File No. 000-17363)).

4.3	Promissory Note dated September 4, 2013 (incorporated by reference to Exhibit 4.1 to Lifeway's Current Report on Form 8-K dated September 4, 2013 and filed on September 20, 2013 (File No. 000-17363)).

10.1

Stock Purchase Agreement dated October 1, 1999 by and among Danone Foods, Inc., Lifeway Foods, Inc., Michael Smolyansky and certain other parties (incorporated by reference to Exhibit 10.10 to Lifeway's Current Report on Form 8-K dated October 1, 1999, and filed October 12, 1999 (File No. 000-17363)).

10.2

Stockholders' Agreement dated October 1, 1999 by and among Danone Foods, Inc., Lifeway Foods, Inc., Michael Smolyansky and certain other parties (incorporated by reference to Exhibit 10.11 to Lifeway's Current Report on Form 8-K dated October 1, 1999, and filed October 12, 1999 (File No. 000-17363)).

10.3

Letter Agreement dated December 24, 1999 (amending original Stockholders' Agreement with Danone Foods, Inc.) (incorporated by reference to Exhibit 10.12 to Lifeway's Current Report on Form 8-K dated December 24, 1999, and filed January 12, 2000 (File No. 000-17363)).

10.4

Employment Agreement, dated September 12, 2002, between Lifeway Foods, Inc. and Julie Smolyansky (incorporated by reference to Exhibit 10.14 to Amendment No. 2 filed April 30, 2003 to Lifeway's Quarterly Report on Form 10- QSB/A for the quarter ended September 30, 2002 (File No. 000-17363)).

10.5

Loan and Security Agreement dated February 6, 2009 by and among Lifeway Foods, Inc., Fresh Made, Inc., LFI Enterprises, Inc., Helios Nutrition Limited, Pride Main Street Dairy, LLC and Starfruit, LLC and The Private Bank and Trust Company (incorporated by reference to Exhibit 10.1 to Lifeway's Current Report on Form 8-K dated February 6, 2009 and filed on February 13, 2009 (File No. 000- 17363)).

10.6

First Modification Agreement dated August 13, 2009 by and among The PrivateBank and Trust Company, Lifeway Foods, Inc., Fresh Made, Inc., Helios Nutrition Limited, Pride of Main Street Dairy, LLC and Starfruit, LLC (incorporated by reference to Exhibit 10.15 to Lifeway's Annual Report on Form 10-K dated December 31, 2009 and filed on March 31, 2010 (File No. 000- 17363)).

10.7

Second Modification Agreement dated November 12, 2009 by and among The PrivateBank and Trust Company, Lifeway Foods, Inc., Fresh Made, Inc., Helios Nutrition Limited, Pride of Main Street Dairy, LLC and Starfruit, LLC (incorporated by reference to Exhibit 10.16 to Lifeway's Annual Report on Form 10-K dated December 31, 2009 and filed on March 31, 2010 (File No. 000- 17363)).

10.8

Third Modification Agreement dated February 6, 2010 by and among The PrivateBank and Trust Company, Lifeway Foods, Inc., Fresh Made, Inc., Helios Nutrition Limited, Pride of Main Street Dairy, LLC and Starfruit, LLC (incorporated by reference to Exhibit 10.17 to Lifeway's Annual Report on Form 10-K dated December 31, 2009 and filed on March 31, 2010 (File No. 000- 17363)).

53

10.9

Fourth Modification Agreement dated March 31, 2011 by and among The PrivateBank and Trust Company, Lifeway Foods, Inc., Fresh Made, Inc., Helios Nutrition Limited, Pride of Main Street Dairy, LLC and Starfruit, LLC (incorporated by reference to Exhibit 10.10 to Lifeway's Annual Report on Form 10-K dated December 31, 2010 and filed on March 31, 2011 (File No. 000- 17363)).

10.10

Fifth Modification Agreement dated June 20, 2011 by and among The PrivateBank and Trust Company, Lifeway Foods, Inc., Fresh Made, Inc., Helios Nutrition Limited, Pride of Main Street Dairy, LLC and Starfruit, LLC. (incorporated by reference to Exhibit 10.11 to Lifeway's Annual Report on Form 10-K dated December 31, 2012 and filed on April 1, 2013 (File No. 000-17363)).

10.11

Sixth Modification Agreement dated June 13, 2012, effective as of May 31, 2012, by and among The PrivateBank and Trust Company, Lifeway Foods, Inc., Fresh Made, Inc., Helios Nutrition Limited, Pride of Main Street Dairy, LLC and Starfruit, LLC. (incorporated by reference to Exhibit 10.12 to Lifeway's Annual Report on Form 10-K dated December 31, 2012 and filed on April 1, 2013 (File No. 000-17363)).

10.12

Seventh Modification to Loan and Security Agreement dated as of May 14, 2013, by and among The PrivateBank and Trust Company, Lifeway Foods, Inc., Fresh Made, Inc., Helios Nutrition Limited, Pride of Main Street Dairy, LLC, and Starfruit, LLC (incorporated by reference to Exhibit 10.1 to Lifeway's Quarterly Report on Form 10-Q dated March 31, 2013 and filed on May 15, 2013 (File No. 000-17363)).

10.13

Eighth Modification to Loan and Security Agreement dated as of September 4, 2013, by and among The PrivateBank and Trust Company, Lifeway Foods, Inc., Fresh Made, Inc., Helios Nutrition Limited, Pride of Main Street Dairy, LLC, Starfruit, LLC and Lifeway Wisconsin, Inc. (incorporated by reference to Exhibit 10.4 to Lifeway's Quarterly Report on Form 10-Q dated September 30, 2013 and filed on November 14, 2013 (File No. 000-17363)).

10.14

Ninth Modification to Loan and Security Agreement effective as of May 31, 2014, by and among The PrivateBank and Trust Company, Lifeway Foods, Inc., Fresh Made, Inc., Helios Nutrition Limited, Pride of Main Street Dairy, LLC, Starfruit, LLC and Lifeway Wisconsin, Inc.

10.15

Tenth Modification to Loan and Security Agreement dated as of August 28, 2014, by and among The PrivateBank and Trust Company, Lifeway Foods, Inc., Fresh Made, Inc., Helios Nutrition Limited, Pride of Main Street Dairy, LLC, Starfruit, LLC and Lifeway Wisconsin, Inc.

10.16

Asset Purchase Agreement dated as of May 14, 2013, by and between Charles A. Stanziale, Jr., in his capacity as Chapter 7 Trustee, by and on behalf of the Estate of Golden Guernsey Dairy, LLC and Lifeway Foods, Inc. (incorporated by reference to Exhibit 10.1 to Lifeway's Current Report on Form 8-K dated May 14, 2013 and filed on May 20, 2013 (File No. 000-17363)).

10.17

Mortgage, Security Agreement, Assignment of Rents and Leases and Fixture Filing dated as of September 4, 2013, by and between Lifeway Foods, Inc. and The PrivateBank and Trust Company (incorporated by reference to Exhibit 10.1 to Lifeway's Current Report on Form 8-K dated September 4, 2013 and filed on September 20, 2013 (File No. 000-17363)).

10.18

Amendment to Mortgage, Security Agreement, Assignment of Rents and Leases and Fixture Filing dated as of September 4, 2013, by and between Lifeway Foods, Inc. and The PrivateBank and Trust Company (incorporated by reference to Exhibit 10.5 to Lifeway's Quarterly Report on Form 10-Q dated September 30, 2013 and filed on November 14, 2013 (File No. 000-17363)).

10.19

Assignment of Rents and Leases dated as of September 4, 2013 executed by Lifeway Wisconsin, Inc. to and for the benefit of The PrivateBank and Trust Company (incorporated by reference to Exhibit 10.2 to Lifeway's Current Report on Form 8-K dated September 4, 2013 and filed on September 20, 2013 (File No. 000-17363)).

10.20

Environmental Indemnity Agreement dated as of September 4, 2013, executed by Lifeway Foods, Inc., Helios Nutrition Limited, Pride of Main Street Dairy, LLC, Starfruit, LLC and Lifeway Wisconsin, Inc. to and for the benefit of The PrivateBank and Trust Company. (incorporated by reference to Exhibit 10.3 to Lifeway's Current Report on Form 8-K dated September 4, 2013 and filed on September 20, 2013 (File No. 000-17363)).

54

10.21

Eleventh Modification to Loan and Security Agreement dated as of August 11, 2015, by and among The PrivateBank and Trust Company, Lifeway Foods, Inc., Fresh Made, Inc., Helios Nutrition Limited, Pride of Main Street Dairy, LLC, Starfruit, LLC and Lifeway Wisconsin, Inc.

10.22

Employment Agreement by and between the Company and John Waldron, dated as of July 20, 2015 (incorporated by reference to Exhibit 1.01 to Lifeway's Current Report on Form 8-K dated December 14, 2015 and filed on December 18, 2015 (File No. 000-17363)).

10.23	Consulting Agreement by and between the Company and Ludmila Smolyansky, dated as of March 8, 2016.

10.24	Endorsement Agreement by and between the Company and Ludmila Smolyansky, dated as of March 14, 2016.

10.25	Stock Purchase Agreement by and between the Company and Ludmila Smolyansky, dated December 14, 2015.

14	Code of Conduct and Ethics (incorporated by reference to Exhibit 14 to Lifeway's Current Report on Form 10-K dated December 31, 2013 and filed on April 2, 2014 (File No. 000-17363)).

21	List of Subsidiaries of the Registrant

31.1	Rule 13a-14(a)/15d-14(a) Certification of Julie Smolyansky

31.2	Rule 13a-14(a)/15d-14(a) Certification of John P. Waldron

32.1	Section 1350 Certification of Julie Smolyansky

32.2	Section 1350 Certification of John P. Waldron

99.1*	Press release dated March 15, 2016 reporting the Company's financial results for the three months and year ended December 31, 2015.

101	Interactive Data Files

*  This exhibit is furnished and will not be deemed "filed."

55

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIFEWAY FOODS, INC.

Date: March 15, 2016	By:	/s/ Julie Smolyansky
Julie Smolyansky
Chief Executive Officer, President, and Director

Date: March 15, 2016	By:	/s/ John P. Waldron
John P. Waldron
Chief Financial Officer

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

Date: March 15, 2016	/s/ Julie Smolyansky
Julie Smolyansky
Chief Executive Officer, President, and Director
(Principal Executive Officer)

Date: March 15, 2016	/s/ John P. Waldron
John P. Waldron
Chief Financial Officer
(Principal Financial Officer)

Date: March 15, 2016	/s/ Edward Smolyansky
Edward Smolyansky
Chief Accounting Officer, Chief Operating Officer, Treasurer & Secretary
(Principal Accounting Officer)

Date: March 15, 2016	/s/ Ludmila Smolyansky
Ludmila Smolyansky
Chairperson of the Board of Directors

Date: March 15, 2016	/s/ Pol Sikar
Pol Sikar
Director

Date:
Mariano Lozano
Director

Date: March 15, 2016	/s/ Renzo Bernardi
Renzo Bernardi
Director

Date: March 15, 2016	/s/ Paul Lee
Paul Lee
Director

Date: March 15, 2016	/s/ Jason Scher
Jason Scher
Director

56

INDEX OF EXHIBITS

3.1	Amended and Restated Bylaws (incorporated by reference to Exhibit No. 3.5 to Lifeway's Current Report on Form 8-K dated and filed on December 10, 2002 (File No. 000-17363)).

3.2

Articles of Incorporation, as amended and currently in effect (incorporated by reference to Exhibit 3.2 to Lifeway's Current Report on Form 10-K dated December 31, 2013 and filed on April 2, 2014 (File No. 000-17363)).

4.1	Revolving Note dated February 6, 2009 (incorporated by reference to Exhibit 10.2 to Lifeway's Current Report on Form 8-K dated February 6, 2009 and filed on February 13, 2009 (File No. 000- 17363)).

4.2	Term Note dated February 6, 2009 (incorporated by reference to Exhibit 10.3 to Lifeway's Current Report on Form 8-K dated February 6, 2009 and filed on February 13, 2009 (File No. 000-17363)).

4.3	Promissory Note dated September 4, 2013 (incorporated by reference to Exhibit 4.1 to Lifeway's Current Report on Form 8-K dated September 4, 2013 and filed on September 20, 2013 (File No. 000-17363)).

10.1

Stock Purchase Agreement dated October 1, 1999 by and among Danone Foods, Inc., Lifeway Foods, Inc., Michael Smolyansky and certain other parties (incorporated by reference to Exhibit 10.10 to Lifeway's Current Report on Form 8-K dated October 1, 1999, and filed October 12, 1999 (File No. 000-17363)).

10.2

Stockholders' Agreement dated October 1, 1999 by and among Danone Foods, Inc., Lifeway Foods, Inc., Michael Smolyansky and certain other parties (incorporated by reference to Exhibit 10.11 to Lifeway's Current Report on Form 8-K dated October 1, 1999, and filed October 12, 1999 (File No. 000-17363)).

10.3

Letter Agreement dated December 24, 1999 (amending original Stockholders' Agreement with Danone Foods, Inc.) (incorporated by reference to Exhibit 10.12 to Lifeway's Current Report on Form 8-K dated December 24, 1999, and filed January 12, 2000 (File No. 000-17363)).

10.4

Employment Agreement, dated September 12, 2002, between Lifeway Foods, Inc. and Julie Smolyansky (incorporated by reference to Exhibit 10.14 to Amendment No. 2 filed April 30, 2003 to Lifeway's Quarterly Report on Form 10- QSB/A for the quarter ended September 30, 2002 (File No. 000-17363)).

10.5

Loan and Security Agreement dated February 6, 2009 by and among Lifeway Foods, Inc., Fresh Made, Inc., LFI Enterprises, Inc., Helios Nutrition Limited, Pride Main Street Dairy, LLC and Starfruit, LLC and The Private Bank and Trust Company (incorporated by reference to Exhibit 10.1 to Lifeway's Current Report on Form 8-K dated February 6, 2009 and filed on February 13, 2009 (File No. 000- 17363)).

10.6

First Modification Agreement dated August 13, 2009 by and among The PrivateBank and Trust Company, Lifeway Foods, Inc., Fresh Made, Inc., Helios Nutrition Limited, Pride of Main Street Dairy, LLC and Starfruit, LLC (incorporated by reference to Exhibit 10.15 to Lifeway's Annual Report on Form 10-K dated December 31, 2009 and filed on March 31, 2010 (File No. 000- 17363)).

10.7

Second Modification Agreement dated November 12, 2009 by and among The PrivateBank and Trust Company, Lifeway Foods, Inc., Fresh Made, Inc., Helios Nutrition Limited, Pride of Main Street Dairy, LLC and Starfruit, LLC (incorporated by reference to Exhibit 10.16 to Lifeway's Annual Report on Form 10-K dated December 31, 2009 and filed on March 31, 2010 (File No. 000- 17363)).

10.8

Third Modification Agreement dated February 6, 2010 by and among The PrivateBank and Trust Company, Lifeway Foods, Inc., Fresh Made, Inc., Helios Nutrition Limited, Pride of Main Street Dairy, LLC and Starfruit, LLC (incorporated by reference to Exhibit 10.17 to Lifeway's Annual Report on Form 10-K dated December 31, 2009 and filed on March 31, 2010 (File No. 000- 17363)).

10.9

Fourth Modification Agreement dated March 31, 2011 by and among The PrivateBank and Trust Company, Lifeway Foods, Inc., Fresh Made, Inc., Helios Nutrition Limited, Pride of Main Street Dairy, LLC and Starfruit, LLC (incorporated by reference to Exhibit 10.10 to Lifeway's Annual Report on Form 10-K dated December 31, 2010 and filed on March 31, 2011 (File No. 000- 17363)).

10.10

Fifth Modification Agreement dated June 20, 2011 by and among The PrivateBank and Trust Company, Lifeway Foods, Inc., Fresh Made, Inc., Helios Nutrition Limited, Pride of Main Street Dairy, LLC and Starfruit, LLC. (incorporated by reference to Exhibit 10.11 to Lifeway's Annual Report on Form 10-K dated December 31, 2012 and filed on April 1, 2013 (File No. 000-17363)).

10.11

Sixth Modification Agreement dated June 13, 2012, effective as of May 31, 2012, by and among The PrivateBank and Trust Company, Lifeway Foods, Inc., Fresh Made, Inc., Helios Nutrition Limited, Pride of Main Street Dairy, LLC and Starfruit, LLC. (incorporated by reference to Exhibit 10.12 to Lifeway's Annual Report on Form 10-K dated December 31, 2012 and filed on April 1, 2013 (File No. 000-17363)).

10.12

Seventh Modification to Loan and Security Agreement dated as of May 14, 2013, by and among The PrivateBank and Trust Company, Lifeway Foods, Inc., Fresh Made, Inc., Helios Nutrition Limited, Pride of Main Street Dairy, LLC, and Starfruit, LLC (incorporated by reference to Exhibit 10.1 to Lifeway's Quarterly Report on Form 10-Q dated March 31, 2013 and filed on May 15, 2013 (File No. 000-17363)).

10.13

Eighth Modification to Loan and Security Agreement dated as of September 4, 2013, by and among The PrivateBank and Trust Company, Lifeway Foods, Inc., Fresh Made, Inc., Helios Nutrition Limited, Pride of Main Street Dairy, LLC, Starfruit, LLC and Lifeway Wisconsin, Inc. (incorporated by reference to Exhibit 10.4 to Lifeway's Quarterly Report on Form 10-Q dated September 30, 2013 and filed on November 14, 2013 (File No. 000-17363)).

10.14

Ninth Modification to Loan and Security Agreement effective as of May 31, 2014, by and among The PrivateBank and Trust Company, Lifeway Foods, Inc., Fresh Made, Inc., Helios Nutrition Limited, Pride of Main Street Dairy, LLC, Starfruit, LLC and Lifeway Wisconsin, Inc.

10.15

Tenth Modification to Loan and Security Agreement dated as of August 28, 2014, by and among The PrivateBank and Trust Company, Lifeway Foods, Inc., Fresh Made, Inc., Helios Nutrition Limited, Pride of Main Street Dairy, LLC, Starfruit, LLC and Lifeway Wisconsin, Inc.

10.16

Asset Purchase Agreement dated as of May 14, 2013, by and between Charles A. Stanziale, Jr., in his capacity as Chapter 7 Trustee, by and on behalf of the Estate of Golden Guernsey Dairy, LLC and Lifeway Foods, Inc. (incorporated by reference to Exhibit 10.1 to Lifeway's Current Report on Form 8-K dated May 14, 2013 and filed on May 20, 2013 (File No. 000-17363)).

10.17

Mortgage, Security Agreement, Assignment of Rents and Leases and Fixture Filing dated as of September 4, 2013, by and between Lifeway Foods, Inc. and The PrivateBank and Trust Company (incorporated by reference to Exhibit 10.1 to Lifeway's Current Report on Form 8-K dated September 4, 2013 and filed on September 20, 2013 (File No. 000-17363)).

10.18

Amendment to Mortgage, Security Agreement, Assignment of Rents and Leases and Fixture Filing dated as of September 4, 2013, by and between Lifeway Foods, Inc. and The PrivateBank and Trust Company (incorporated by reference to Exhibit 10.5 to Lifeway's Quarterly Report on Form 10-Q dated September 30, 2013 and filed on November 14, 2013 (File No. 000-17363)).

10.19

Assignment of Rents and Leases dated as of September 4, 2013 executed by Lifeway Wisconsin, Inc. to and for the benefit of The PrivateBank and Trust Company (incorporated by reference to Exhibit 10.2 to Lifeway's Current Report on Form 8-K dated September 4, 2013 and filed on September 20, 2013 (File No. 000-17363)).

10.20

Environmental Indemnity Agreement dated as of September 4, 2013, executed by Lifeway Foods, Inc., Helios Nutrition Limited, Pride of Main Street Dairy, LLC, Starfruit, LLC and Lifeway Wisconsin, Inc. to and for the benefit of The PrivateBank and Trust Company. (incorporated by reference to Exhibit 10.3 to Lifeway's Current Report on Form 8-K dated September 4, 2013 and filed on September 20, 2013 (File No. 000-17363)).

10.21

Eleventh Modification to Loan and Security Agreement dated as of August 11, 2015, by and among The PrivateBank and Trust Company, Lifeway Foods, Inc., Fresh Made, Inc., Helios Nutrition Limited, Pride of Main Street Dairy, LLC, Starfruit, LLC and Lifeway Wisconsin, Inc.

10.22

Employment Agreement by and between the Company and John Waldron, dated as of July 20, 2015 (incorporated by reference to Exhibit 1.01 to Lifeway's Current Report on Form 8-K dated December 14, 2015 and filed on December 18, 2015 (File No. 000-17363)).

10.23	Consulting Agreement by and between the Company and Ludmila Smolyansky, dated as of March 8, 2016.

10.24	Endorsement Agreement by and between the Company and Ludmila Smolyansky, dated as of March 14, 2016.

10.25	Stock Purchase Agreement by and between the Company and Ludmila Smolyansky, dated December 14, 2015.

14	Code of Conduct and Ethics (incorporated by reference to Exhibit 14 to Lifeway's Current Report on Form 10-K dated December 31, 2013 and filed on April 2, 2014 (File No. 000-17363)).

21	List of Subsidiaries of the Registrant

31.1	Rule 13a-14(a)/15d-14(a) Certification of Julie Smolyansky

31.2	Rule 13a-14(a)/15d-14(a) Certification of John P. Waldron

32.1	Section 1350 Certification of Julie Smolyansky

32.2	Section 1350 Certification of John P. Waldron

99.1*	Press release dated March 15, 2016 reporting the Company's financial results for the three months and year ended December 31, 2015.

101	Interactive Data Files

* This exhibit is furnished and will not be deemed "filed."