Form 10-Q
period 2016-03-31
LIFEWAY FOODS INC
filed 2016-05-10
CIK 814586

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
_____________________

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  March 31, 2016

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: 000-17363
_____________________

LIFEWAY FOODS, INC.
(Exact Name of Registrant as Specified in its Charter)

_____________________

Illinois	36-3442829
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

6431 West Oakton, Morton Grove, IL 60053
(Address of Principal Executive Offices, Zip Code)

(847) 967-1010
(Registrant's Telephone Number, Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒   No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data file required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes  ☒   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐   No ☒

As of April 18, 2016, 16,158,858 shares of the registrant's common stock, no par value, were outstanding.

LIFEWAY FOODS, INC.

ITEM 1.  FINANCIAL STATEMENTS.

LIFEWAY FOODS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
March 31, 2016 and December 31, 2015
(In thousands)

	March 31, 2016 (Unaudited)	December 31, 2015
Current assets
Cash and cash equivalents	$3,786	$5,646
Investments, at fair value	2,484	2,216
Certificates of deposits in financial institutions	150	513
Inventories	8,291	7,664
Accounts receivable, net of allowance for doubtful accounts and discounts & allowances of $1,600 and $1,800 at March 31, 2016 and December 31, 2015 respectively	10,187	9,604
Prepaid expenses and other current assets	287	201
Deferred income taxes	532	556
Refundable income taxes	877	449
Total current assets	26,594	26,849

Property and equipment, net	21,080	21,375

Intangible assets
Goodwill & indefinite-lived intangibles	14,068	14,068
Other intangible assets, net	2,166	2,344
Total intangible assets	16,234	16,412

Other Assets
Long-term accounts receivable, net of current portion	270	282
Total assets	$64,178	$64,918

Current liabilities
Current maturities of notes payable	$840	$840
Accounts payable	7,339	8,393
Accrued expenses	1,849	1,538
Accrued income taxes	—	52
Total current liabilities	10,028	10,823

Notes payable	6,909	7,119

Deferred income taxes	1,719	1,719
Total liabilities	18,656	19,661

Stockholders' equity
Common stock, no par value; 40,000 shares authorized;
17,274, shares issued; 16,171 and 16,210 shares
outstanding at March 31, 2016 and December 31, 2015 respectively	6,509	6,509
Paid-in-capital	2,054	2,033
Treasury stock, at cost	(10,170)	(9,730)
Retained earnings	47,164	46,516
Accumulated other comprehensive loss, net of taxes	(35)	(71)
Total stockholders' equity	45,522	45,257

Total liabilities and stockholders' equity	$64,178	$64,918

See accompanying notes to consolidated financial statements

LIFEWAY FOODS, INC. AND SUBSIDIARIES
Consolidated Statements of Income and Comprehensive Income
For the three months ended March 31, 2016 and 2015
(Unaudited)
(In thousands, except per share data)

	2016	2015

Gross Sales	$37,030	$33,103
Less: discounts and allowances	(4,460)	(3,481)
Net sales	32,570	29,622

Cost of goods sold	23,351	20,648
Depreciation expense	631	591
Total cost of goods sold	23,982	21,239

Gross profit	8,588	8,383

Selling expenses	2,944	3,302
General and administrative	4,356	3,492
Amortization expense	176	179
Total operating expenses	7,476	6,973

Income from operations	1,112	1,410

Other income (expense):
Interest expense	(58)	(65)
Loss on sale of investments, net reclassified from OCI	(12)	(5)
Gain on sale of equipment	—	36
Impairment of investments	—	(180)
Other income (expense), net	17	108
Total other income (expense)	(53)	(106)

Income before provision for income taxes	1,059	1,304

Provision for income taxes	411	650

Net income	$648	$654

Basic and diluted earnings per common share	$0.04	$0.04

Weighted average number of shares outstanding	16,189	16,346
COMPREHENSIVE INCOME
Net income	$648	$654
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on investments, net of $(23) and $23 of taxes	36	(35)
Reclassifications to earnings:
Other than temporary impairment of investments, net of $(76) of taxes	—	104
Realized (gains) losses on investments, net of $ -- and $2 of taxes	—	(3)
Comprehensive income	$684	$720

See accompanying notes to consolidated financial statements

LIFEWAY FOODS, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders' Equity
For the Three Months Ended March 31, 2016 and 2015
 (Unaudited)
(In thousands, except per share data)

							Accumulated
							Other
	Common Stock						Comprehensive	Total
	Issued		In treasury		Paid In	Retained	Income (Loss),	Stockholders'
	Shares	$	Shares	$	Capital	Earnings	Net of Tax	Equity

Balances at January 1, 2015	17,274	$6,509	(928)	$(8,188)	$2,033	$44,544	$(198)	$44,700

Other comprehensive income	—	—	—	—	—	—	66	66

Net income for the three months ended March 31, 2015	—	—	—	—	—	654	—	654

Balances at March 31, 2015	17,274	$6,509	(928)	$(8,188)	$2,033	$45,198	$(132)	$45,420

Balances at January 1, 2016	17,274	$6,509	(1,064)	$(9,730)	$2,033	$46,516	$(71)	$45,257

Other comprehensive income	—	—	—	—	—	—	36	36

Treasury stock purchased	—	—	(39)	440	—	—	—	(440)

Stock based compensation	—	—	—	—	21	—	—	21

Net income for the three months ended March 31, 2016	—	—	—	—	—	648	—	648

Balances at March 31, 2016	17,274	$6,509	(1,103)	$(10,170)	$2,054	$47,164	$(35)	$45,522

See accompanying notes to consolidated financial statements

LIFEWAY FOODS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 2016 and 2015
 (Unaudited)
(In thousands, except per share data)

Cash flows from operating activities:	2016	2015
Net income	$648	$654
Adjustments to reconcile net income to operating cash flow:
Depreciation and amortization	807	770
Loss on sale of investments, net	12	5
Impairment of investments	—	180
Deferred income taxes	—	(196)
Stock based compensation	21	—
Gain on sale of equipment	—	(36)
(Increase) decrease in operating assets:
Accounts receivable	(584)	(33)
Inventories	(627)	(513)
Refundable income taxes	(427)	1,050
Prepaid expenses and other current assets	(71)	180
Increase (decrease) in operating liabilities:
Accounts payable	(1,054)	(1,464)
Accrued expenses	311	1,395
Income taxes payable	(52)	145
Net cash (used in) provided by operating activities	(1,016)	2,137

Cash flows from investing activities:
Purchases of investments	(373)	(1,005)
Proceeds from sale of investments	152	693
Redemption of certificates of deposits	363	100
Investments in certificates of deposit	—	(85)
Purchases of property and equipment	(336)	(1,040)
Proceeds from sale of equipment	—	36
Net cash used in investing activities	(194)	(1,301)

Cash flows from financing activities:
Purchase of treasury stock	(440)	—
Repayment of notes payable	(210)	(271)
Net cash used in financing activities	(650)	(271)

Net increase (decrease) in cash and cash equivalents	(1,860)	565
Cash and cash equivalents at the beginning of the year	5,646	3,260
Cash and cash equivalents at the end of the year	$3,786	$3,825
Supplemental cash flow information:
Cash paid for income taxes, net of refunds	$886	$40
Cash paid for interest	$58	$65

See accompanying notes to consolidated financial statements

LIFEWAY FOODS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2016 and December 31, 2015
 (Unaudited)
(In thousands, except per share data)

Note 1 – Basis of Presentation

Basis of presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP") for interim financial information, and do not include all of the information and disclosures required for complete, audited financial statements.  In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation, have been included.  For further information, refer to the consolidated financial statements and disclosures included in the consolidated financial statements included in the Company's Annual Report on Form 10-K as of and for the year ended December 31, 2015.  Certain amounts in prior-year financial statements were reclassified to conform to the current-year presentation.  The results for the period are not necessarily indicative of the results to be expected for other interim periods or the full year.

Principles of consolidation

Our Consolidated Financial Statements include the accounts of Lifeway Foods, Inc. and all of its wholly owned subsidiaries (collectively "Lifeway" or the "Company").  All significant intercompany accounts and transactions have been eliminated.

Note 2 – Significant Accounting Policies

Use of estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates made in preparing the consolidated financial statements include the reserve for promotional allowances, the fair value of investment securities, the valuation of goodwill and intangible assets, and deferred income taxes.

Revenue Recognition

The Company records sales when the following four criteria have been met: (i) The product has been shipped and the Company has no significant remaining obligations; (ii) Persuasive evidence of an agreement exists; (iii) The price to the buyer is fixed or determinable; and (iv) Collection is probable. In addition, shipping costs invoiced to the customers are included in gross sales and the related costs are included in cost of sales.

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

Advertising and promotional costs

The Company expenses advertising costs as incurred.  For the three months ended March 31, 2016 and 2015 total advertising expenses were $241 and $1,500 respectively.

Recent Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board ("FASB") issued new guidance regarding certain aspects of the accounting for employee share-based payment transactions including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows.  The new guidance will be effective for fiscal years beginning on or after December 15, 2016 and interim periods within those years.  Early adoption of the guidance is permitted.  Management is currently evaluating the impact that the new guidance will have on the consolidated financial statements.

In February 2016, the FASB issued new guidance regarding leases.  The guidance requires lessees to recognize the assets and liabilities that arise from leases on the balance sheet.  A lessee should recognize in the balance sheet a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term.  The new guidance is effective for financial statements issued for fiscal years beginning after December 15, 2018, and interim periods within those years. Management is currently evaluating the impact that the new guidance will have on the consolidated financial statements.

In January, 2016, the FASB issued new guidance regarding the recognition and measurement of financial assets and liabilities.  The new guidance modifies how entities measure equity investments and present changes in the fair value of financial liabilities. Under the new guidance, entities will have to measure equity investments that do not result in consolidation and are not accounted under the equity method at fair value and recognize any changes in fair value in net income unless certain conditions exist.  The new guidance will be effective for fiscal years beginning on or after December 15, 2017 and interim periods within those years.  Other than for recognition and measurement, early adoption of the guidance is permitted. Management is currently evaluating the impact that the new guidance will have on the consolidated financial statements.

In November 2015, the FASB issued new guidance regarding the balance sheet classification of deferred income taxes. This new guidance requires that all deferred tax assets and liabilities, along with any related valuation allowance, be classified as noncurrent on the balance sheet.  Previous guidance required deferred tax assets and liabilities to be separated into current and noncurrent amounts on the balance sheet. The guidance is effective for fiscal years beginning on or after December 15, 2016, and interim periods within those years. Management is currently evaluating the impact that the new guidance will have on the consolidated financial statements.

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

In May 2014, the FASB issued new guidance regarding revenue recognition.  Additional revenue recognition guidance has been issued subsequent to May 2014.    Collectively the new revenue recognition guidance supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, including most industry-specific requirements. The new guidance establishes a five-step revenue recognition process in which an entity will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The new guidance also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenues and cash flows from contracts with customers.  The Company is required to adopt the new guidance not later than January 1, 2018. Management is currently evaluating the impact that the new guidance will have on the consolidated financial statements and the method of retrospective application, either full or modified.

Note 3 – Intangible Assets

Goodwill & indefinite-lived intangible assets consists of the following:

	March 31, 2016	December 31, 2015
Goodwill	$10,368	$10,368
Brand names	3,700	3,700
Goodwill & indefinite lived intangible assets	$14,068	$14,068

Other intangible assets, net consists of the following:

	March 31, 2016	December 31, 2015
Recipes	$44	$44
Customer lists and other customer related intangibles	4,529	4,529
Customer relationship	985	985
Trade names	2,248	2,248
Formula	438	438
	8,244	8,244
Accumulated amortization	(6,078)	(5,900)
Intangible assets, net	$2,166	$2,344

Note 4 – Investments

The cost and fair value of investments classified as available for sale are as follows:

March 31, 2016	Cost	Unrealized Gains	Unrealized Losses	Fair Value

Common stocks & ETF's	$673	$38	$(92)	$619
Mutual Funds	27	—	—	27
Preferred Securities	97	3	—	100
Corporate Bonds	1,743	93	(98)	1,738
Total	$2,540	$134	$(190)	$2,484

December 31, 2015	Cost	Unrealized Gains	Unrealized Losses	Fair Value

Common stocks & ETF's	$690	$17	$(94)	$613
Mutual Funds	27	—	(1)	26
Preferred Securities	98	6	—	104
Corporate Bonds	1,518	43	(88)	1,473
Total	$2,333	$66	$(183)	$2,216

Gross gains of $2, and $6 and gross losses of $14 and $11 were realized on the sales of investments during the three months ended March 31, 2016 and 2015 respectively.

The following table shows the gross unrealized losses and fair value of the Company's investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2016 and December 31, 2015:

	Less Than 12 Months		12 Months or Greater		Total
March 31, 2016	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Common stocks & ETF's	$83	$(30)	$273	$(62)	$356	$(92)
Mutual Funds
Preferred Securities
Corporate Bonds	398	(4)	566	(94)	964	(98)
	$481	$(34)	$839	$(156)	$1,320	$(190)

	Less Than 12 Months		12 Months or Greater		Total
December 31, 2015	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Common stocks & ETF's	$225	$(72)	$152	$(22)	$377	$(94)
Mutual Funds	26	(1)	—	—	26	(1)
Preferred Securities	—	—	—	—	—	—
Corporate Bonds	370	(32)	479	(56)	849	(88)
	$621	$(105)	$631	$(78)	$1,252	$(183)

The Company's investments in equity securities, mutual funds, preferred securities, and corporate bonds consist of investments in common stock, preferred stock, structured notes and other debt securities of companies in various industries. The Company recorded other-than-temporary impairment losses of $0 and $180 during the first quarter of 2016 and 2015, respectively.  The structured notes allow the issuer to settle at an amount less than par in certain circumstances. In reaching a conclusion to record these other-than-temporary impairment losses, the Company evaluated the near-term prospects of the issuers and determined it was probable the issuers would have the ability to settle the bonds for an amount less than par value at maturity.

Note 5 – Inventories

Inventories consist of the following:

	March 31, 2016	December 31, 2015
Finished goods	$3,191	$2,946
Production supplies	2,168	2,636
Raw materials	2,932	2,082
Total inventories	$8,291	$7,664

Note 6 – Property and Equipment

Property and equipment consist of the following:

	March 31, 2016	December 31, 2015
Land	$1,807	$1,807
Buildings and improvements	16,410	16,387
Machinery and equipment	23,193	22,907
Vehicles	1,203	1,298
Office equipment	709	709
Construction in process	335	311
	43,657	43,419
Accumulated depreciation	(22,577)	(22,044)
Total property and equipment	$21,080	$21,375

Note 7 – Accrued Expenses

Accrued expenses consist of the following:

	March 31, 2016	December 31, 2015
Accrued payroll and payroll taxes	$1,030	$859
Accrued property tax	266	377
Other	553	302
	$1,849	$1,538

Note 8 – Notes Payable

	March 31, 2016	December 31, 2015

Variable rate bank notes due May 31, 2018. Principal and interest payable monthly with a balloon payment due at maturity.	$3,719	$3,846

Variable rate bank notes due May 31, 2019. Principal and interest payable monthly with a balloon payment due at maturity.	4,030	4,113

Total notes payable	7,749	7,959
Less current maturities	840	840
Total long-term portion	$6,909	$7,119

The variable rate bank notes are subject to interest at the prime rate or at the LIBOR rate plus 2.5% and are collateralized by substantially all of the assets of the Company. In addition, under the terms of the related agreements, the Company is subject to minimum fixed charged ratio and tangible net worth thresholds, which among other things may limit the Company's ability to pay dividends or repurchase shares of its common stock. The Company was in compliance with these financial covenants at March 31, 2016.  Further, under the agreements the Company is required to deliver its annual and quarterly financial statements and related SEC filings within specified timeframes.

In addition, the Company has a $5 million revolving credit facility. Borrowings under the facility are subject to interest at the prime rate or LIBOR plus 2.5%.  As of March 31, 2016 and December 31, 2015 there were no borrowings under the facility. Unless renewed the facility expires in July 2016.

Note 9 – Commitments and contingencies

Lease obligations -The Company leases three stores for its Starfruit subsidiary. Total rent expense for these leases was $45 and $30 for the three months ended March 31, 2016 and 2015, respectively. The Company is also responsible for additional rent equal to real estate taxes and other operating expenses.

Litigation -The Company is a party to lawsuits in the normal course of business. In the opinion of management, the resolution of these lawsuits will not have a material adverse effect on the Company's consolidated financial position or results of operations.

Note 10 – Income taxes

The effective tax rate for the three months ended March 31, 2016 was 38.8% compared to 49.9% for the three months ended March 31, 2015.   The difference between the statutory and effective tax rate in 2015 reflects certain operating expenses that are not fully deductible for federal income tax purposes.

Note 11 – Fair Value Measurements

FASB Accounting Standards Codification ("ASC") 820, Fair Value Measurements and Disclosures, provides the framework for measuring fair value. That framework provides a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurement) and the lowest priority to unobservable inputs (level 3 measurements). The three levels of the fair value hierarchy under FASB ASC 820 are described as follows:

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

The following is a description of the valuation methodologies used for assets measured at fair value on a recurring basis. There have been no changes in the methodologies used as of March 31, 2016 and December 31, 2015.

The majority of the Company's fair value measurements for investments are classified within Level 1 or Level 2 of the fair value hierarchy. The Company's Level 1 fair value measurements, which include mutual funds and common stock, is based on quoted market prices in active markets for identical securities. The Company's Level 2 fair value measurements, which include corporate bonds and preferred securities, is based on quoted prices in inactive markets for identical or similar assets.  The company's level 3 fair value measurements which include other than temporarily impaired bonds are based on the present value of the estimated proceeds expected to be received at maturity of the bond. Those bonds were reclassified to level 3 from level 2 during 2015.

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

The following table sets forth by level, within the fair value hierarchy, the Company's financial assets measured at fair value on a recurring basis as of March 31, 2016 and December 31, 2015.  Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement:

	Assets at Fair Value as of March 31, 2016
	Level 1	Level 2	Level 3	Total

Mutual Funds	$27	$—	$—	$27
Common Stocks & ETF's	619	—	—	619
Preferred Securities	—	100	—	100
Corporate Bonds	—	1,436	302	1,738

	Assets at Fair Value as of December 31, 2015
	Level 1	Level 2	Level 3	Total

Mutual Funds	$26	$—	$—	$26
Common Stocks & ETF's	613	—	—	613
Preferred Securities	—	104	—	104
Corporate Bonds	—	1,149	324	1,473

The Company's financial assets and liabilities which are not carried at fair value on a recurring basis include cash and cash equivalents, certificates of deposit, accounts receivable, other receivables, accounts payable and notes payable for which carrying value approximates fair value.

Note 12 — Stock-based Compensation

In December 2015, Lifeway shareholders approved the 2015 Omnibus Incentive Plan, which authorized the issuance of an aggregate of 3.5 million shares to satisfy awards of stock options, stock appreciation rights, unrestricted stock, restricted stock, restricted stock units, performance shares and performance units.  The Company has not established a pace for the frequency of awards under the Omnibus Incentive Plan, and may choose to suspend the issuance of new awards in the future and may grant additional awards at any time including issuing special grants of restricted stock, restricted stock units and stock options to attract and retain new and existing executives.

Pursuant to the Omnibus Incentive Plan, Lifeway granted 26 stock options to certain key employees of the company effective January 1, 2016 (the "2016 options").  The 2016 options generally vest over a three-year period, on a relatively accelerated basis.  The accelerated vesting reflects the landmark nature of the awards and the relative tenure of individual participants.

Total pre-tax stock-based compensation expense recognized in the consolidated statements of income and comprehensive income was $21 and $- for the three-months ended March 31, 2016 and March 31, 2015, respectively. Tax-related benefits of $8 and $- were also recognized for the three-months ended March 31, 2016 and March 31, 2015, respectively.

	Options	Weighted average exercise price	Weighted average remaining contractual life	Aggregate intrinsic value

Outstanding at December 31,2015	—			$
Granted	26	$11.10
Exercised	—	$—
Terminated	—	$—
Outstanding at March 31,2016	26	$11.10	9.75		$—
Exercisable at March 31, 2016	—	$—

We measure the fair value of stock options using the Black-Scholes option pricing model. The expected term of options granted was based on the weighted average time of vesting and the end of the contractual term. We utilized this simplified method as we do not have sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected term.

The following assumptions were used for the grants in 2016:

2016
Risk free interest rate	1.85%
Expected dividend yield	0.28%
Expected volatility	38.87%
Expected term	5.65

We expense stock options on a straight-line basis over the service period.  As of March 31, 2016, the total remaining unearned compensation related to non-vested stock options was $90, which will be amortized over the weighted-average remaining service period of 1.6 years.

In March 2016 Lifeway established an incentive-based compensation program for certain senior executives (the "participants").  The incentive compensation is based on the achievement of certain sales and EBITDA performance levels versus respective targets in 2016.   Under the program, collectively the participants may earn cash and equity-based incentive compensation in amounts ranging from $0 to $4,000 during 2016 depending on the performance levels compared to the respective targets.  At March 31, 2016 cash bonuses of $400 had been earned under the program.  The participants' achievement of equity-based compensation during the balance of 2016 is considered to be unlikely.

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

The Company has determined that it has one reportable segment based on how the Company's chief operating decision maker manages the business and in a manner consistent with the internal reporting provided to the chief operating decision maker. The chief operating decision maker, who is responsible for allocating resources and assessing company performance, has been identified collectively as the Chief Financial Officer, the Chief Operating Officer, the Chief Executive Officer and Chairman of the board of directors.  Substantially all of the consolidated revenues of the Company relate to the sale of fermented dairy products which are produced using the same processes and materials and are sold to consumers through a network of distributors and retailers in the United States.

Gross sales of products by category for the three months ended March 31 were as follows:

	Three months ended March 31,
	2016	2015
Drinkable Kefir other than ProBugs	$32,249	$28,200
Pro Bugs	1,885	2,079
Lifeway Farmer Cheese	2,637	2,513
Frozen Kefir	259	311
Gross Sales	$37,030	$33,103

Significant Customers --Sales are predominately to companies in the retail food industry, located within the United States. Two major customers accounted for approximately 23% and 26% of gross sales for the three months ended March 31, 2016 and 2015, respectively.

Note 14 – Related party transactions

The Company obtains consulting services from the Chairman of its board of directors.   Fees paid to the Chairman were $255 and $141 during the three months ended March 31, 2016 and 2015 respectively and were included in general and administrative expense in the accompanying consolidated statements of income and comprehensive income.

The Company is also a party to a royalty agreement with the Chairman of its board of directors under which the Company pays the Chairman a royalty based on the sale of certain Lifeway product, not to exceed $50 in any fiscal month. Royalties of $150 and $0 were earned by the Chairman during the three months ended March 31, 2016 and 2015 respectively and were included in selling expenses in the accompanying consolidated statements of income and comprehensive income.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") in this Form 10-Q is provided as a supplement to, and should be read in conjunction with, our audited consolidated financial statements, the accompanying notes, and the MD&A included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015 (the "Form 10-K").  Unless otherwise specified, any description of "our", "we", and "us" in this MD&A refer to Lifeway Foods, Inc. and subsidiaries.

Cautionary Statement Regarding Forward-Looking Statements

In addition to historical information, this quarterly report contains "forward looking" statements within the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995.  These statements reflect our current expectations of the future and at the same time are subject to risks, uncertainties and assumptions that are difficult to predict.

In some cases, these statements may be identified by the use of words such as "may", "will", "could", "expect", "anticipate", "intend", "believe", "estimate", "plan", "predict", and similar terms or terminology, or the negative of such terms or other comparable terminology. Although we believe the expectations expressed in these forward-looking statements are based on reasonable assumptions within the bound of our knowledge of our business, our actual results could differ materially from those discussed in these statements. Factors that could contribute to such differences include, but are not limited to, those discussed in the "Risk Factors" section of the Form 10-K. We undertake no obligation to update publicly any forward-looking statements for any reason even if new information becomes available or other events occur in the future.

Comparison of the three-month period ended March 31, 2016 to the three-month period ended March 31, 2015

Results of Operations

	Three months ended March 31,		Change
	2016	2015	$	%
Gross sales	37,030	33,103	3,927	11.9%
Less: discounts & allowances	(4,460)	(3,481)	(979)	28.1%
Net sales	32,570	29,622	2,948	10.0%
Discounts & allowances % to gross sales	12.0%	10.5%

Cost of goods sold	23,351	20,648	2,703	13.1
Depreciation expense	631	591	40	6.8
Total cost of goods sold	23,982	21,239	2,743	12.9%

Gross profit	8,588	8,383	205	2.4%
Gross Profit % to net sales	26.4%	28.3%

Selling expenses	2,944	3,302	(358)	(10.8%)
Selling expenses % to net sales	9.0%	11.10%

General & administrative expenses	4,356	3,492	864	24.7%
General & administrative % to net sales	13.4%	11.8%

Amortization expense	176	179	(3)	(1.7%)

Total operating expenses	7,476	6,973	503	7.2%
Total operating expense % to net sales	23.0%	23.5%
Income from operations	1,112	1,410	(298)	(21.1%)
Income from operations % to net sales	3.4%	4.8%

Net Sales

Net sales increased by $2,948 or 10% to $32,570.  The increase in net sales reflects an 11.9% increase in gross sales reflecting higher volumes of drinkable Kefir offset by modestly higher discounts and promotional allowances given to customers.  Sales of our flagship 32-ounce product led the overall volume increase followed by strong private label sales and the introduction of new items.
Gross Profit

Gross profit as a percent of net sales declined to 26.4% during the three-month period ended March 31, 2016 from 28.3% during the same three-month period in 2015.  The decline in the gross profit percent reflects higher indirect manufacturing costs, primarily related to our Waukesha facility which continued to expand production volumes and an increase in certain ingredient costs, partially offset by improved labor productivity.     Milk prices in the 2016 period were relatively flat compared to the year ago period.

Selling Expenses

Selling expenses decreased by $358 or 10.8% to $2,944 during the three-month period ended March 31, 2016 from $3,302 during the same period in 2015 reflecting significantly lower advertising programs offset by higher salaries and additional royalty expenses.  In the first quarter of 2015 the company ran its first national TV commercial that aired during the Golden Globe awards.  Selling expenses as a percentage of sales were 9.0% for the three-month period ended March 31, 2016 compared to 11.1% for the same period in 2015.

General and administrative expenses

General and administrative expenses increased $864 or 24.7% to $4,356 during the three-month period ended March 31, 2016 from $3,492 during the same period in 2015.  The increase is primarily a result of increases in salaries and professional fees.  The increase in salaries reflects higher levels of executive compensation for senior management and an increase in the headcount of the overall management team.  Professional fees, which consists primarily of legal and accounting fees increased modestly in the three-month period ended March 31, 2016 due primarily to our process improvement initiatives aimed at remediating internal control deficiencies, redundancies and inefficiencies associated with engaging a new audit firm and elevated legal fees associated with the improved governance.

Income from operations and net income

The company reported income from operations of $1,112 during the three months ended March 31, 2016, compared to $1,410 during the same period in 2015.  Provision for income taxes was $411, or a 38.8% effective rate during three months ended March 31, 2016, compared to a provision for income taxes of $ 650 or a 49.9% effective tax rate, during the same period in 2015.  Income taxes are discussed in Note 10 in the Notes to the Consolidated Financial Statements.

Net income was $648 or $0.04 per basic and diluted common share for the three-month period ended March 31, 2016 compared to $ 654 or $0.04 per basic and diluted common share in the same period in 2015.

Liquidity and Capital Resources

Sources and Uses of Cash

We anticipate foreseeable liquidity and capital resource requirements to be met through operating cash flows; long term and short term borrowings, and cash and cash equivalents.  We continue to explore potential acquisition opportunities in our industry in order to boost sales while leveraging our manufacturing and distribution systems.

Net cash used in operating activities was $1,016 during the three months ended March 31, 2016 compared to net cash provided by operating activities of $2,137 in the same period in 2015.  The decline is primarily attributable to the unfavorable timing of payments to suppliers and service providers and higher income tax payments in 2016.

Net cash used in investing activities was $194 during the three-months ended March 31, 2016 compared to net cash used in investing activities of $1,301 in the same period in 2015.  The lower level of net cash used in investing activities reflects the elevated spending on purchases of property and equipment in 2015, primarily related to the Waukesha Wisconsin facility.

We repurchased approximately 39 shares of common stock at a cost of $440 in the three months ended March 31, 2016.  There were no share repurchases in the same period in 2015.  On September 24, 2015, the Company's Board of Directors authorized a stock repurchase program under which the Company may repurchase up to $3,500 of common stock not to exceed an aggregate of 250 shares.  Approximately $1,500 remained available under this authorized program as of March 31, 2016.  The repurchase program has no expiration date and may be suspended or discontinued at any time.

The Company had a net decrease in cash and cash equivalents of $1,860 during the three-month period ended March 31, 2016 compared to a net increase in cash and cash equivalents of $565 in the same period in 2015.

At March 31, 2016, the Company had $840 of current maturities of notes payable.  The Company also has a $5 million revolving credit facility, which unless renewed expires in July 2016.  This facility remained unused at March 31, 2016 and is available for other general corporate purposes.

The company is in compliance with the covenants contained in its loan agreements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

For information regarding our exposure to certain market risk, see Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in the Form 10-K. There have been no significant changes in our market risk exposures from the 2015 year-end.

ITEM 4.  CONTROLS AND PROCEDURES.

(a)	Evaluation of Disclosure Controls and Procedures

Our evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act was performed under the supervision and with the participation of our senior management, including our Chief Executive Officer and Chief Financial Officer. The purpose of disclosure controls and procedures is to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

As previously disclosed under "Item 9A—Controls and Procedures" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, we concluded that our internal control over financial reporting was not effective based on the material weaknesses identified. Based on those material weaknesses, which we view as an integral part of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the quarter ended March 31, 2016, our disclosure controls and procedures were not effective. Nevertheless, based on a number of factors, including the performance of additional procedures by management designed to ensure the reliability of our financial reporting, we believe that the consolidated financial statements in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with GAAP.

(b)	Changes in Internal Control over Financial Reporting

Our remediation efforts were ongoing during the three months ended March 31, 2016. Remediation generally requires making changes to how controls are designed and implemented and then adhering to those changes for a sufficient period of time such that the effectiveness of those changes is demonstrated with an appropriate amount of consistency. We have taken certain remediation steps to address the material weaknesses referenced above and to improve our control over financial reporting. If not remediated these deficiencies could result in material misstatements in our consolidated financial statements.

In addition to the actions previously disclosed under "Item 9A—Controls and Procedures" in our Form 10-K, our remediation initiatives summarized below, are intended to further address our specific material weaknesses and to continue to enhance our internal control over financial reporting.

Management's Remediation Initiatives

•
Our leadership team remains committed to achieving and maintaining a strong control environment, high ethical standards and financial reporting integrity. This commitment continues to be communicated to and reinforced with our employees.

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

•
We continue to improve the planning, coordination, communication and discipline in our period-end closing and financial statement preparation process in order to increase both its effectiveness and efficiency.

•	The audit committee of our board of directors has maintained an elevated frequency and depth of its discussions with management regarding financial reporting and internal control matters.

•	During the three months ended March 31, 2016 we in-sourced our fixed asset system and related transaction processing from a third party service provider.

•	During the three months ended March 31, 2016 we consolidated our income tax accounting services and income tax return preparation under a single third party service provider.

There were no other material changes in our internal control over financial reporting that occurred during the three months ended March 31, 2016 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

Lifeway is not party to any material pending legal proceedings.  Lifeway is from time to time engaged in litigation matters arising in the ordinary course of business none of which presently is expected to have a material adverse effect on its business results or operations.

ITEM 1A.  RISK FACTORS.

There have been no material changes to the Risk Factors disclosed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Issuer Purchases of Equity Securities

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of a publicly announced program (a)	Approximate Dollar Value of Shares that may yet be Purchased Under the Plans or Programs ($ in thousands)
1/1/2016 to 1/31/2016	8,401	$12.04	8,401	$1,857
2/1/2016 to 2/28/2016	26,111	$11.44	26,111	$1,558
3/1/2016 to 3/31/2016	4,077	$10.87	4,077	$1,513
Total	38,589	$11.51	38,589	$1,513

(a)
During the fourth quarter of 2015, the company had a publicly announced share repurchase program. Under this program, which was announced on September 24, 2015, the company's Board of Directors authorized the purchase of up to $3.5 million of company stock. The program has no expiration date.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  MINE SAFETY DISCLOSURE.

Not applicable.

ITEM 5.  OTHER INFORMATION.

None.

ITEM 6.  EXHIBITS.

31.1	Officer's Certificate Pursuant to 15 U.S.C. 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Officer's Certificate Pursuant to 15 U.S.C. 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1*	Press release dated May 10, 2016 reporting the Company's financial results for the three months ended March 31, 2016.
101	Interactive Data Files.

* This exhibit is furnished and will not be deemed "filed."

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIFEWAY FOODS, INC.

Date: May 10, 2016	By:	/s/ Julie Smolyansky
Julie Smolyansky
Chief Executive Officer, President, and Director
(Principal Executive Officer)

Date: May 10, 2016	By:	/s/ John P. Waldron
John P. Waldron
Chief Financial Officer (Principal Financial Officer)

INDEX OF EXHIBITS

31.1	Officer's Certificate Pursuant to 15 U.S.C. 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Officer's Certificate Pursuant to 15 U.S.C. 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1*	Press release dated May 10, 2016 reporting the Company's financial results for the three months ended March 31, 2016.

101	Interactive Data Files.

* This exhibit is furnished and will not be deemed "filed."