Form 10-Q/A
period 2016-03-31
LIFEWAY FOODS INC
filed 2016-08-15
CIK 814586

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

LIFEWAY FOODS, INC.

EXPLANATORY NOTE

On August 12, 2016, the Audit Committee of the Board of Directors (the "Board") of Lifeway Foods, Inc. (the "Company"), upon the recommendation of management, determined that the consolidated financial statements as of and for the three months ended March 31, 2016 presented in Lifeway's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2016 ("First Quarter Form 10-Q"), filed on May 10, 2016, should be restated to correct errors that resulted in misstatements of inventories, accounts payable, accrued expenses, costs of goods sold, selling expenses and general and administrative expense. The corrections of the errors have the effect of increasing pretax income by $502, net income by $307 and increasing basic and common diluted earnings per share by $0.02 for the three months ended March 31, 2016.   A detailed description of the restatement is presented in Note 1, under the caption Restatement of previously issued consolidated financial statements.

This First Quarter Form 10-Q/A reflects changes to the consolidated financial statements and Note 5, Inventories and Note 7 Accrued Expenses. In addition, in connection with the restatement discussed above, this First Quarter Form 10-Q/A reflects the revision of management's discussion and analysis of financial condition and results of operations in Item 2 of Part I; the revision of disclosures regarding controls and procedures in Item 4 of Part I; the revision of risk factors in Item 1A of Part II; and the revision of the exhibits listed in Item 6 of Part II. For ease of reference, the First Quarter Form 10-Q is restated herein in its entirety except as set forth above.  The First Quarter Form 10-Q continues to speak as of the date of the First Quarter Form 10-Q and has not been updated for events or information subsequent to the date of filing of the original First Quarter Form 10-Q except as set forth above.  As a result, this Quarterly Report on Form 10-Q/A contains forward-looking information which has not been updated for events subsequent to the date of the original filing. Accordingly, this First Quarter Form 10-Q/A should be read in conjunction with the Company's other filings made with the Securities and Exchange Commission ("SEC").

ITEM 1.  FINANCIAL STATEMENTS.

LIFEWAY FOODS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
March 31, 2016 and December 31, 2015
(In thousands)

	March 31, 2016 (Unaudited) (Restated)	December 31, 2015
Current assets
Cash and cash equivalents	$3,786	$5,646
Investments, at fair value	2,484	2,216
Certificates of deposits in financial institutions	150	513
Inventories	9,001	7,664
Accounts receivable, net of allowance for doubtful accounts and discounts & allowances of $1,600 and $1,800 at March 31, 2016 and December 31, 2015 respectively	10,187	9,604
Prepaid expenses and other current assets	287	201
Deferred income taxes	532	556
Refundable income taxes	682	449
Total current assets	27,109	26,849

Property and equipment, net	21,080	21,375

Intangible assets
Goodwill & indefinite-lived intangibles	14,068	14,068
Other intangible assets, net	2,166	2,344
Total intangible assets	16,234	16,412

Other Assets
Long-term accounts receivable, net of current portion	270	282
Total assets	$64,693	$64,918

Current liabilities
Current maturities of notes payable	$840	$840
Accounts payable	7,447	8,393
Accrued expenses	1,949	1,538
Accrued income taxes	—	52
Total current liabilities	10,236	10,823

Notes payable	6,909	7,119

Deferred income taxes	1,719	1,719
Total liabilities	18,864	19,661

Stockholders' equity
Common stock, no par value; 40,000 shares authorized;
17,274, shares issued; 16,171 and 16,210 shares
outstanding at March 31, 2016 and December 31, 2015 respectively	6,509	6,509
Paid-in-capital	2,054	2,033
Treasury stock, at cost	(10,170)	(9,730)
Retained earnings	47,471	46,516
Accumulated other comprehensive loss, net of taxes	(35)	(71)
Total stockholders' equity	45,829	45,257

Total liabilities and stockholders' equity	$64,693	$64,918

See accompanying notes to consolidated financial statements

LIFEWAY FOODS, INC. AND SUBSIDIARIES
Consolidated Statements of Income and Comprehensive Income
For the three months ended March 31, 2016 and 2015
(Unaudited)
(In thousands, except per share data)

	2016 (Restated)	2015
Gross Sales	$37,030	$33,103
Less: discounts and allowances	(4,460)	(3,481)
Net sales	32,570	29,622

Cost of goods sold	22,720	20,648
Depreciation expense	631	591
Total cost of goods sold	23,351	21,239
Gross profit	9,219	8,383

Selling expenses	2,964	3,302
General and administrative	4,465	3,492
Amortization expense	176	179
Total operating expenses	7,605	6,973

Income from operations	1,614	1,410

Other income (expense):
Interest expense	(58)	(65)
Loss on sale of investments, net reclassified from OCI	(12)	(5)
Gain on sale of equipment	—	36
Impairment of investments	—	(180)
Other income (expense), net	17	108
Total other income (expense)	(53)	(106)

Income before provision for income taxes	1,561	1,304

Provision for income taxes	606	650

Net income	$955	$654

Basic and diluted earnings per common share	$0.06	$0.04

Weighted average number of shares outstanding	16,189	16,346
COMPREHENSIVE INCOME
Net income	$955	$654
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on investments, net of $(27) and $23 of taxes	43	(34)
Reclassifications to earnings:
Other than temporary impairment of investments, net of $(76) of taxes	—	104
Realized gains (losses) on investments, net of $5 and $2 of taxes	(7)	(3)
Comprehensive income	$991	$720

See accompanying notes to consolidated financial statements

LIFEWAY FOODS, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders' Equity
For the Three Months Ended March 31, 2016 and 2015
 (Unaudited)
(In thousands, except per share data)

							Accumulated
							Other
	Common Stock						Comprehensive	Total
	Issued		In treasury		Paid In	Retained	Income (Loss),	Stockholders'
	Shares	$	Shares	$	Capital	Earnings	Net of Tax	Equity

Balances at January 1, 2015	17,274	$6,509	(928)	$(8,188)	$2,033	$44,544	$(198)	$44,700

Other comprehensive income	—	—	—	—	—	—	66	66

Net income for the three months ended March 31, 2015	—	—	—	—	—	654	—	654

Balances at March 31, 2015	17,274	$6,509	(928)	$(8,188)	$2,033	$45,198	$(132)	$45,420

Balances at January 1, 2016	17,274	$6,509	(1,064)	$(9,730)	$2,033	$46,516	$(71)	$45,257

Other comprehensive income	—	—	—	—	—	—	36	36

Treasury stock purchased	—	—	(39)	440	—	—	—	(440)

Stock based compensation	—	—	—	—	21	—	—	21

Net income for the three months ended March 31, 2016 (Restated)	—	—	—	—	—	955	—	955

Balances at March 31, 2016 (Restated)	17,274	$6,509	(1,103)	$(10,170)	$2,054	$47,471	$(35)	$45,829

See accompanying notes to consolidated financial statements

LIFEWAY FOODS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 2016 and 2015
 (Unaudited)
(In thousands, except per share data)

Cash flows from operating activities:	2016 (Restated)	2015
Net income	$955	$654
Adjustments to reconcile net income to operating cash flow:
Depreciation and amortization	807	770
Loss on sale of investments, net	12	5
Impairment of investments	—	180
Deferred income taxes	—	(196)
Stock based compensation	21	—
Gain on sale of equipment	—	(36)
(Increase) decrease in operating assets:
Accounts receivable	(584)	(33)
Inventories	(1,337)	(513)
Refundable income taxes	(232)	1,050
Prepaid expenses and other current assets	(71)	180
Increase (decrease) in operating liabilities:
Accounts payable	(946)	(1,464)
Accrued expenses	411	1,395
Income taxes payable	(52)	145
Net cash (used in) provided by operating activities	(1,016)	2,137

Cash flows from investing activities:
Purchases of investments	(373)	(1,005)
Proceeds from sale of investments	152	693
Redemption of certificates of deposits	363	100
Investments in certificates of deposit	—	(85)
Purchases of property and equipment	(336)	(1,040)
Proceeds from sale of equipment	—	36
Net cash used in investing activities	(194)	(1,301)

Cash flows from financing activities:
Purchase of treasury stock	(440)	—
Repayment of notes payable	(210)	(271)
Net cash used in financing activities	(650)	(271)

Net increase (decrease) in cash and cash equivalents	(1,860)	565
Cash and cash equivalents at the beginning of the period	5,646	3,260
Cash and cash equivalents at the end of the period	$3,786	$3,825

Supplemental cash flow information:
Cash paid for income taxes, net of refunds	$886	$40
Cash paid for interest	$58	$65

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

Restatement of previously issued consolidated financial statements

On August 12, 2016, the Audit Committee of the Board of Directors (the "Board") of Lifeway Foods, Inc. (the "Company"), upon the recommendation of management, determined that the consolidated financial statements as of and for the three months ended March 31, 2016 presented in Lifeway's previously issued Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2016 ("First Quarter Form 10-Q"), filed on May 10, 2016, should be restated to correct errors that resulted in misstatements of inventories, accounts payable, accrued expenses, costs of goods sold, selling expenses and general and administrative expense.

The corrections of the errors have the effect of increasing inventory by $710, accounts payable by $108, accrued expenses by $100 and reducing refundable income taxes by $195 in the consolidated balance sheet at March 31, 2016 from the previously reported amounts; and increasing gross profit by $631, increasing general and administrative expense by $109, selling expenses by $20, income before provision for income taxes by $502 in the consolidated statements of income and comprehensive income for the three months ended March 31,2016 from the previously reported amounts. Net income and basic and diluted earnings per common share increased by $307 and $0.02 respectively from the previously reported amounts for the three months ended March 31, 2016.

The inventory errors arose from errors in the manual compilation of our priced-out-physical inventory at March 31, 2016, which had the consequential effect of increasing our accrued bonuses at March 31,2016.  In connection with correcting the inventory related errors we also corrected errors in our accounts payable balance that arose from inaccurate cut-off procedures.

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

Advertising and promotional costs

The Company expenses advertising costs as incurred.  For the three months ended March 31, 2016 and 2015 total advertising expenses were $942 and $1,911 respectively.

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

Note 5 – Inventories

Inventories consist of the following:

	March 31, 2016 (Restated)	December 31, 2015
Finished goods	$3,325	$2,946
Production supplies	2,852	2,636
Raw materials	2,824	2,082
Total inventories	$9,001	$7,664

Note 6 – Property and Equipment

Property and equipment consist of the following:

	March 31, 2016	December 31, 2015
Land	$1,807	$1,807
Buildings and improvements	16,410	16,387
Machinery and equipment	23,193	22,907
Vehicles	1,203	1,298
Office equipment	709	709
Construction in process	335	311
	43,657	43,419
Accumulated depreciation	(22,577)	(22,044)
Total property and equipment	$21,080	$21,375

Note 7 – Accrued Expenses

Accrued expenses consist of the following:

	March 31, 2016 (Restated)	December 31, 2015
Accrued payroll and payroll taxes	$1,130	$859
Accrued property tax	266	377
Other	553	302
	$1,949	$1,538

Note 8 – Notes Payable

	March 31, 2016	December 31, 2015

Variable rate bank notes due May 31, 2018. Principal and interest payable monthly with a balloon payment due at maturity.	$3,719	$3,846

Variable rate bank notes due May 31, 2019. Principal and interest payable monthly with a balloon payment due at maturity.	4,030	4,113

Total notes payable	7,749	7,959
Less current maturities	840	840
Total long-term portion	$6,909	$7,119

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

Note 12 – Stock-based Compensation

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

In March 2016 Lifeway established an incentive-based compensation program for certain senior executives (the "participants").  The incentive compensation is based on the achievement of certain sales and EBITDA performance levels versus respective targets in 2016.   Under the program, collectively the participants may earn cash and equity-based incentive compensation in amounts ranging from $0 to $4,000 during 2016 depending on the performance levels compared to the respective targets.  The participants' achievement of equity-based compensation during the balance of 2016 is considered to be likely.  At March 31, 2016 bonuses of $560 had been earned under the program including $100 of equity-based awards.

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

Note 14 – Related party transactions

The Company obtains consulting services from the Chairman of its board of directors.   Fees paid to the Chairman were $326 and $141 during the three months ended March 31, 2016 and 2015 respectively and were included in general and administrative expense in the accompanying consolidated statements of income and comprehensive income.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") in this Form 10-Q/A is provided as a supplement to, and should be read in conjunction with, our audited consolidated financial statements, the accompanying notes, and the MD&A included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015 (the "Form 10-K").  Unless otherwise specified, any description of "our", "we", and "us" in this MD&A refer to Lifeway Foods, Inc. and subsidiaries.

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

Comparison of the three-month period ended March 31, 2016 to the three-month period ended March 31, 2015

Results of Operations

	Three months ended March 31,		Change
	2016 (Restated)	2015	$	%
Gross sales	$37,030	$33,103	$$3,927	11.9%
Less: discounts & allowances	(4,460)	(3,481)	(979)	28.1%
Net sales	$32,570	$29,622	$2,948	10.0%
Discounts & allowances % to gross sales	12.0%	10.5%

Cost of goods sold	$22,720	$20,648	$2,072	10.0%
Depreciation expense	631	591	40	6.8%
Total cost of goods sold	$23,351	$21,239	$2,112	9.9%

Gross profit	$9,219	$8,383	$836	10.0%
Gross Profit % to net sales	28.3%	28.3%

Selling expenses	$2,964	$3,302	$(338)	(10.2%)
Selling expenses % to net sales	9.1%	11.10%

General & administrative expenses	$4,465	$3,492	$973	27.9%
General & administrative % to net sales	13.7%	11.8%

Amortization expense	$176	$179	$(3)	(1.7%)

Total operating expenses	$7,605	$6,973	$632	9.1%
Total operating expense % to net sales	23.3%	23.5%
Income from operations	$1,614	$1,410	$204	14.5%
Income from operations % to net sales	5.0%	4.8%

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

Gross Profit

Gross profit as a percent of net sales was unchanged at 28.3% during the three-month period ended March 31, 2016 compared to the same three-month period in 2015 driven by higher indirect manufacturing costs, primarily related to our Waukesha facility which continued to expand production volumes and an increase in certain ingredient costs, offset by improved labor productivity and lower milk prices compared to the year ago period.

Selling Expenses

Selling expenses decreased by $338 or 10.2% to $2,964 during the three-month period ended March 31, 2016 from $3,302 during the same period in 2015 reflecting significantly lower advertising programs offset by higher salaries and additional royalty expenses.  In the first quarter of 2015 the company ran its first national TV commercial that aired during the Golden Globe awards.  Selling expenses as a percentage of sales were 9.1% for the three-month period ended March 31, 2016 compared to 11.1% for the same period in 2015.

General and administrative expenses

General and administrative expenses increased $973 or 27.9% to $4,465 during the three-month period ended March 31, 2016 from $3,492 during the same period in 2015.  The increase is primarily a result of increases in salaries and professional fees.  The increase in salaries reflects higher levels of executive compensation for senior management and an increase in the headcount of the overall management team.  Professional fees, which consists primarily of legal and accounting fees increased modestly in the three-month period ended March 31, 2016 due primarily to our process improvement initiatives aimed at remediating internal control deficiencies, redundancies and inefficiencies associated with engaging a new audit firm and elevated legal fees associated with the improved governance.

Income from operations and net income

The company reported income from operations of $1,614 during the three months ended March 31, 2016, compared to $1,410 during the same period in 2015.  Provision for income taxes was $606, or a 38.8% effective rate during three months ended March 31, 2016, compared to a provision for income taxes of $650 or a 49.9% effective tax rate, during the same period in 2015.  Income taxes are discussed in Note 10 in the Notes to the Consolidated Financial Statements.

Net income was $955 or $0.06 per basic and diluted common share for the three-month period ended March 31, 2016 compared to $654 or $0.04 per basic and diluted common share in the same period in 2015.

Liquidity and Capital Resources

Sources and Uses of Cash

We anticipate foreseeable liquidity and capital resource requirements to be met through operating cash flows; long term and short term borrowings, and cash and cash equivalents.  We continue to explore potential acquisition opportunities in our industry in order to boost sales while leveraging our manufacturing and distribution systems.

Net cash used in operating activities was $1,016 during the three months ended March 31, 2016 compared to net cash provided by operating activities of $2,137 in the same period in 2015.  The decline is primarily attributable to an increase in inventory levels, the unfavorable timing of payments to suppliers and service providers and higher income tax payments in 2016.

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

As previously disclosed under "Item 9A—Controls and Procedures" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, we concluded that our internal control over financial reporting was not effective based on the material weaknesses identified.  In addition to the material weaknesses previously disclosed under "Item 9A—Controls and Procedures" in our Form 10-K for the fiscal year ended December 31, 2015, we have identified an additional material weakness related to inventory accounting described below.  Based on those material weaknesses, which we view as an integral part of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the quarter ended March 31, 2016, our disclosure controls and procedures were not effective. Nevertheless, based on a number of factors, including the performance of additional procedures by management designed to ensure the reliability of our financial reporting, we believe that the consolidated financial statements in this Quarterly Report on Form 10-Q/A fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with GAAP.

(b)	Changes in Internal Control over Financial Reporting

Our remediation efforts were ongoing during the three months ended March 31, 2016. Remediation generally requires making changes to how controls are designed and implemented and then adhering to those changes for a sufficient period of time such that the effectiveness of those changes is demonstrated with an appropriate amount of consistency. We have taken certain remediation steps to address the material weaknesses referenced above and to improve our control over financial reporting. If not remediated these deficiencies could result in material misstatements to our consolidated financial statements.

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

●	The audit committee of our board of directors has maintained an elevated frequency and depth of its discussions with management regarding financial reporting and internal control matters.

●
We in-sourced our fixed asset system and related transaction processing from a third party service provider, enabling the transacting of fixed asset additions and depreciation journal entries earlier in our quarterly close process.

●
We consolidated our income tax accounting services and income tax return preparation under a single third party service provider. Consolidating these activities into a single service provider enhances our ability to close the books on timely and accurate basis.

Additional material weakness

Accounting for inventory – Our inventory compilation procedures are highly manual and were not designed to ensure that (a) all inventory that is counted in our quarterly physical inventory is properly included in the priced-out-physical inventory and (b) that the costs used to extend the physical count were accurate.  We have commenced a root cause analysis to understand the changes needed to remediate our internal controls over inventory accounting.

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

ITEM 1A.  RISK FACTORS.

Investing in our common stock involves risk. In addition to the risk factors set forth below, you should carefully consider the risk factors discussed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.   Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or operating results.

The risk factor in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015 under "Risks Related to Material Weaknesses in Internal Control Over Financial Reporting" is replaced in its entirety with the following:

We have identified material weaknesses in our internal control over financial reporting which have resulted in material misstatements in our previously issued financial statements. If our remedial measures are insufficient to address our currently known material weaknesses, or if additional material weaknesses or significant deficiencies in our internal control over financial reporting are discovered or occur in the future, our consolidated financial statements may contain material misstatements and we could be required to further restate our financial results or otherwise fail to meet our reporting obligations which could cause investors to lose confidence in our reported financial information, which could in turn adversely affect our stock price and result in an inability to maintain compliance with applicable stock exchange listing requirements.

In addition to the material weaknesses previously disclosed under "Item 9A—Controls and Procedures" in our Form 10-K for the fiscal year ended December 31, 2015, we have identified an additional material weakness related to inventory accounting. Our inventory compilation procedures were not designed to ensure that (a) all inventory that is counted in our quarterly physical inventory is properly included in the priced-out-physical inventory and (b) that the prices used to extend the physical count were accurate.  As a result of such weaknesses, our management concluded that our internal control over financial reporting were not effective as of December 31, 2015 and as a result our disclosure controls and procedures were not effective as of March 31, 2016.

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

There have been no other material changes to the Risk Factors disclosed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

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

LIFEWAY FOODS, INC.

Date: August 15, 2016	By:	/s/ Julie Smolyansky
Julie Smolyansky
Chief Executive Officer, President, and Director
(Principal Executive Officer)

Date: August 15, 2016	By:	/s/ John P. Waldron
John P. Waldron
Chief Financial Officer (Principal Financial and Accounting Officer)

INDEX OF EXHIBITS

31.1	Officer's Certificate Pursuant to 15 U.S.C. 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Officer's Certificate Pursuant to 15 U.S.C. 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data Files.