Form 10-Q
period 2016-06-30
LIFEWAY FOODS INC
filed 2016-08-17
CIK 814586

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
_____________________

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  June 30, 2016

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

As of August 8, 2016, 16,140,633 shares of the registrant's common stock, no par value, were outstanding.

LIFEWAY FOODS, INC.

ITEM 1.  FINANCIAL STATEMENTS.

LIFEWAY FOODS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
June 30, 2016 and December 31, 2015
(In thousands)

	June 30, 2016 (Unaudited)	December 31, 2015
Current assets
Cash and cash equivalents	$6,064	$5,646
Investments, at fair value	1,763	2,216
Certificates of deposits in financial institutions	—	513
Inventories	9,312	7,664
Accounts receivable, net of allowance for doubtful accounts and discounts & allowances of $1,700 and $1,800 at June 30, 2016 and December 31, 2015 respectively	10,136	9,604
Prepaid expenses and other current assets	650	201
Deferred income taxes	509	556
Refundable income taxes	519	449
Total current assets	28,953	26,849

Property and equipment, net	21,301	21,375

Intangible assets
Goodwill & indefinite-lived intangibles	14,068	14,068
Other intangible assets, net	1,991	2,344
Total intangible assets	16,059	16,412

Other Assets
Long-term accounts receivable, net of current portion	252	282
Total assets	$66,565	$64,918

Current liabilities
Current maturities of notes payable	$840	$840
Accounts payable	6,681	8,393
Accrued expenses	2,302	1,538
Accrued income taxes	628	52
Total current liabilities	10,451	10,823

Notes payable	6,699	7,119

Deferred income taxes	1,719	1,719
Total liabilities	18,869	19,661

Stockholders' equity
Common stock, no par value; 40,000 shares authorized;
17,274, shares issued; 16,141 and 16,210 shares
outstanding at June 30, 2016 and December 31, 2015 respectively	6,509	6,509
Paid-in-capital	2,075	2,033
Treasury stock, at cost	(10,468)	(9,730)
Retained earnings	49,578	46,516
Accumulated other comprehensive income (loss), net of taxes	2	(71)
Total stockholders' equity	47,696	45,257

Total liabilities and stockholders' equity	$66,565	$64,918

See accompanying notes to consolidated financial statements

LIFEWAY FOODS, INC. AND SUBSIDIARIES
Consolidated Statements of Income and Comprehensive Income
For the Three Months and Six Months ended June 30, 2016 and 2015
(Unaudited)
(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

Net sales	$31,131	$29,821	$63,701	$59,443

Cost of goods sold	20,306	22,201	43,026	42,849
Depreciation expense	633	604	1,264	1,195

Total cost of goods sold	20,939	22,805	44,290	44,044

Gross profit	10,192	7,016	19,411	15,399

Selling expenses	3,463	2,618	6,427	5,920
General and administrative	3,503	4,170	7,968	7,662
Amortization expense	177	179	353	358

Total operating expenses	7,143	6,967	14,748	13,940

Income from operations	3,049	49	4,663	1,459

Other income (expense):
Interest expense	(47)	(59)	(105)	(124)
Loss on sale of investments, net reclassified from OCI	(15)	(17)	(27)	(22)
Impairment of investments	—	—	—	(180)
(Loss) / Gain on sale of property and equipment	(151)	207	(151)	243
Other income (expense), net	60	38	77	147
Total other income (expense)	(153)	169	(206)	64

Income before provision for income taxes	2,896	218	4,457	1,523

Provision for income taxes	789	120	1,395	770

Net income	$2,107	$98	$3,062	$753

Basic and diluted earnings per common share	$0.13	$0.01	$0.19	$0.05

Weighted average number of shares outstanding	16,149	16,346	16,169	16,346

COMPREHENSIVE INCOME

Net income	$2,107	$98	$3,062	$753

Other comprehensive income (loss), net of tax:

Unrealized gains (losses) on investments, net of taxes	12	(31)	56	(65)
Reclassifications to earnings:
Other than temporary impairment of investments, net of taxes	—	4	—	108
Realized (gains) losses on investments, net of taxes	24	18	17	15

Comprehensive income	$2,143	$89	$3,135	$811

See accompanying notes to consolidated financial statements

LIFEWAY FOODS, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders' Equity
For the Six Months Ended June 30, 2016 and 2015
 (Unaudited)
(In thousands)

							Accumulated
							Other
	Common Stock						Comprehensive	Total
	Issued		In treasury		Paid In	Retained	Income (Loss),	Stockholders'
	Shares	$	Shares	$	Capital	Earnings	Net of Tax	Equity

Balances at January 1, 2015	17,274	$6,509	(928)	$(8,188)	$2,033	$44,544	$(198)	$44,700

Other comprehensive income	—	—	—	—	—	—	58	58

Net income for the six months ended June 30, 2015	—	—	—	—	—	753	—	753

Balances at June 30, 2015	17,274	$6,509	(928)	$(8,188)	$2,033	$45,297	$(140)	$45,511

Balances at January 1, 2016	17,274	$6,509	(1,064)	$(9,730)	$2,033	$46,516	$(71)	$45,257

Other comprehensive income	—	—	—	—	—	—	73	73

Treasury stock purchased	—	—	(69)	(738)	—	—	—	(738)

Stock based compensation	—	—	—	—	42	—	—	42

Net income for the six months ended June 30, 2016	—	—	—	—	—	3,062	—	3,062

Balances at June 30, 2016	17,274	$6,509	(1,133)	$(10,468)	$2,075	$49,578	$2	$47,696

See accompanying notes to consolidated financial statements

LIFEWAY FOODS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2016 and 2015
 (Unaudited)
(In thousands)

Cash flows from operating activities:	2016	2015
Net income	$3,062	$753
Adjustments to reconcile net income to operating cash flow:
Depreciation and amortization	1,617	1,553
Loss on sale of investments, net	27	22
Impairment of investments	—	180
Deferred income taxes	—	(352)
Stock based compensation	42	—
Loss / (Gain) on sale of property and equipment	151	(243)
(Increase) decrease in operating assets:
Accounts receivable	(532)	(167)
Inventories	(1,649)	(476)
Refundable income taxes	(70)	399
Prepaid expenses and other current assets	(418)	244
Increase (decrease) in operating liabilities:
Accounts payable	(1,710)	138
Accrued expenses	765	2,637
Income taxes payable	576	15
Net cash provided by operating activities	1,861	4,703

Cash flows from investing activities:
Purchases of investments	(479)	(1,287)
Proceeds from sale of investments	1,024	1,134
Redemption of certificates of deposits	513	100
Investments in certificates of deposit	—	(385)
Purchases of property and equipment	(1,382)	(1,377)
Proceeds from sale of equipment	39	342
Net cash used in investing activities	(285)	(1,473)

Cash flows from financing activities:
Purchase of treasury stock	(738)	—
Repayment of notes payable	(420)	(617)
Net cash used in financing activities	(1,158)	(617)

Net increase in cash and cash equivalents	418	2,613
Cash and cash equivalents at the beginning of the period	5,646	3,260
Cash and cash equivalents at the end of the period	$6,064	$5,873
Supplemental cash flow information:
Cash paid for income taxes, net of refunds	$886	$883
Cash paid for interest	$105	$124

See accompanying notes to consolidated financial statements

LIFEWAY FOODS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2016 and December 31, 2015
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

New presentation format.  In prior periods, the Company presented gross sales, discounts and promotional allowances and net sales as distinct financial statement captions in our statements of income and comprehensive income.   During the second quarter of 2016, the Company concluded that it was appropriate to simply present net sales.  All prior periods have been conformed to the new presentation.

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

Revenue Recognition

The Company records sales when the following four criteria have been met: (i) The product has been shipped and the Company has no significant remaining obligations; (ii) Persuasive evidence of an agreement exists; (iii) The price to the buyer is fixed or determinable; and (iv) Collection is probable. In addition, shipping costs invoiced to the customers are included in net sales and the related costs are included in cost of sales.

The Company routinely offers sales allowances and discounts to our customers and consumers. These programs include rebates, in-store display and demo allowances, allowances for non-salable product, coupons and other trade promotional activities. These allowances are considered reductions in the price of our products and thus are recorded as reductions to gross sales. Some of these incentives are recorded by estimating incentive costs based on our historical experience and expected levels of performance of the trade promotion. We maintain a reserve for the estimated allowances incurred but unpaid.  Differences between estimated and actual allowances are normally insignificant and are recognized in income in the period such differences are determined. Product returns have historically not been material.

Bulk cream is a by-product of the Company's fluid milk manufacturing process. The Company does not use bulk cream in any of its end products, but rather disposes of it through sales to other companies. Bulk cream by-product sales are included in net sales.

Advertising and promotional costs

The Company expenses advertising costs as incurred.  For the six months ended June 30, 2016 and 2015 total advertising expenses were $2,753 and $2,821 respectively.  For the three months ended June 30, 2016 and 2015 total advertising expenses were $1,811 and $910 respectively.

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

In February 2016, the FASB issued new guidance regarding leases.  The guidance requires lessees to recognize the assets and liabilities that arise from leases on the balance sheet.  A lessee should recognize on the balance sheet a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term.  The new guidance is effective for financial statements issued for fiscal years beginning after December 15, 2018, and interim periods within those years. Management is currently evaluating the impact that the new guidance will have on the consolidated financial statements.

In January, 2016, the FASB issued new guidance regarding the recognition and measurement of financial assets and liabilities.  The new guidance modifies how entities measure equity investments and present changes in the fair value of certain financial liabilities. Under the new guidance, entities will have to measure equity investments that do not result in consolidation and are not accounted under the equity method at fair value and recognize any changes in fair value in net income unless certain conditions exist.  The new guidance will be effective for fiscal years beginning on or after December 15, 2017 and interim periods within those years.  Other than for recognition and measurement, early adoption of the guidance is permitted. Management is currently evaluating the impact that the new guidance will have on the consolidated financial statements.

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

In May 2014, the FASB issued new guidance regarding revenue recognition.  Additional revenue recognition guidance clarifications have been issued subsequent to May 2014.    Collectively the new revenue recognition guidance supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, including most industry-specific requirements. The new guidance establishes a five-step revenue recognition process in which an entity will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The new guidance also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenues and cash flows from contracts with customers.  The Company is required to adopt the new guidance not later than January 1, 2018. Management is currently evaluating the impact that the new guidance will have on the consolidated financial statements and the method of retrospective application, either full or modified.

Note 3 – Intangible Assets

Goodwill & indefinite-lived intangible assets consists of the following:

	June 30, 2016	December 31, 2015
Goodwill	$10,368	$10,368
Brand names	3,700	3,700
Goodwill & indefinite lived intangible assets	$14,068	$14,068

Other intangible assets, net consists of the following:

	June 30, 2016	December 31, 2015
Recipes	$44	$44
Customer lists and other customer related intangibles	4,529	4,529
Customer relationship	985	985
Trade names	2,248	2,248
Formula	438	438
	8,244	8,244
Accumulated amortization	(6,253)	(5,900)
Intangible assets, net	$1,991	$2,344

Note 4 – Investments

The cost and fair value of investments classified as available for sale are as follows:

June 30, 2016	Cost	Unrealized Gains	Unrealized Losses	Fair Value

Common stocks & ETF's	$654	$59	$(66)	$647
Mutual Funds	18	1	—	19
Preferred Securities	97	9	—	106
Corporate Bonds	991	39	(39)	991
Total	$1,760	$108	$(105)	$1,763

December 31, 2015	Cost	Unrealized Gains	Unrealized Losses	Fair Value

Common stocks & ETF's	$690	$17	$(94)	$613
Mutual Funds	27	—	(1)	26
Preferred Securities	98	6	—	104
Corporate Bonds	1,518	43	(88)	1,473
Total	$2,333	$66	$(183)	$2,216

Gross gains of $65 and $50 and gross losses of $92 and $72 were realized on these sales during the six months ended June 30, 2016 and 2015, respectively.  Gross gains of $63 and $44 and gross losses of $78 and $61 were realized on these sales during the three months ended June 30, 2016 and 2015 respectively.

The following table shows the gross unrealized losses and fair value of the Company's investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2016 and December 31, 2015:

	Less Than 12 Months		12 Months or Greater		Total
June 30, 2016	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Common stocks & ETF's	$51	$(6)	$274	$(60)	$325	$(66)
Mutual Funds	—	—	—	—	—	—
Preferred Securities	—	—	—	—	—	—
Corporate Bonds	249	(1)	380	(38)	629	(39)
	$300	$(7)	$654	$(98)	$954	$(105)

	Less Than 12 Months		12 Months or Greater		Total
December 31, 2015	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Common stocks & ETF's	$225	$(72)	$152	$(22)	$377	$(94)
Mutual Funds	26	(1)	—	—	26	(1)
Preferred Securities	—	—	—	—	—	—
Corporate Bonds	370	(32)	479	(56)	849	(88)
	$621	$(105)	$631	$(78)	$1,252	$(183)

The Company's investments in equity securities, mutual funds, preferred securities, and corporate bonds consist of investments in common stock, preferred stock, structured notes and other debt securities of companies in various industries. The Company recorded other-than-temporary impairment losses related to certain structured notes of $0 and $180 during the six months ended June 30, 2016 and 2015 respectively.  The structured notes allow the issuer to settle at an amount less than par in certain circumstances. In reaching a conclusion to record these other-than-temporary impairment losses, the Company evaluated the near-term prospects of the issuers and determined it was probable the issuers would have the ability to settle the bonds for an amount less than par value at maturity.

Note 5 – Inventories

Inventories consist of the following:

	June 30, 2016	December 31, 2015
Finished goods	$3,204	$2,946
Production supplies	3,007	2,636
Raw materials	3,101	2,082
Total inventories	$9,312	$7,664

Note 6 – Property and Equipment

Property and equipment consist of the following:

	June 30, 2016	December 31, 2015
Land	$1,807	$1,807
Buildings and improvements	16,581	16,387
Machinery and equipment	22,496	22,907
Vehicles	1,203	1,298
Office equipment	716	709
Construction in process	902	311
	43,705	43,419
Accumulated depreciation	(22,404)	(22,044)
Total property and equipment	$21,301	$21,375

Note 7 – Accrued Expenses

Accrued expenses consist of the following:

	June 30, 2016	December 31, 2015
Accrued payroll and payroll taxes	$1,724	$859
Accrued property tax	340	377
Other	238	302
	$2,302	$1,538

Note 8 – Notes Payable

	March 31, 2016	December 31, 2015

Variable rate bank notes due May 31, 2018. Principal and interest payable monthly with a balloon payment due at maturity.	$3,592	$3,846

Variable rate bank notes due May 31, 2019. Principal and interest payable monthly with a balloon payment due at maturity.	3,947	4,113

Total notes payable	7,539	7,959
Less current maturities	840	840
Total long-term portion	$6,699	$7,119

The variable rate bank notes are subject to interest at the prime rate or at the LIBOR rate plus 2.5% and are collateralized by substantially all of the assets of the Company. In addition, under the terms of the related agreements, the Company is subject to minimum fixed charged ratio and tangible net worth thresholds, which among other things may limit the Company's ability to pay dividends or repurchase shares of its common stock. The Company was in compliance with these financial covenants at June 30, 2016.  Further, under the agreements the Company is required to deliver its annual and quarterly financial statements and related SEC filings within specified timeframes. At the time of filing this Form 10-Q the Company was in compliance with these requirements.

Note 9 – Commitments and contingencies

Lease obligations -The Company leases three stores for its Lifeway Kefir Shop subsidiary. Total rent expense for these leases was $65 and $60 for the six months ended June 30, 2016 and 2015, respectively. The Company is also responsible for additional rent equal to real estate taxes and other operating expenses.

Litigation -The Company is a party to lawsuits in the normal course of business. In the opinion of management, the resolution of these lawsuits will not have a material adverse effect on the Company's consolidated financial position or results of operations.

Note 10 – Income taxes

For each interim period, the Company estimates the effective tax rate (ETR) expected to be applicable for the full year and applies that rate to income before provision for income taxes for the period.   Additionally, the Company records discrete income tax items such as enacted tax rate changes and completed tax audits in the period in which they occur.

The effective tax rate for the three months ended June 30, 2016 was 27.2% compared to 54.7% for the three months ended June 30, 2015.  The effective tax rate for the six months ended June 30, 2016 was 31.3% compared to 50.6% for the six months ended June 30, 2015.   The decrease in the effective tax rates for the three and six month periods ended June 30, 2016 was due to the following items:

●
During the three and six months ended June 30, 2016 we recorded an income tax benefit of $273 as a result of the favorable settlement of uncertain tax positions, which reduced the ETR for such periods by 9.2% and 6.0% respectively.

●
During the three and six months ended June 30, 2015 we incurred certain operating expenses that were not fully deductible for federal income tax purposes, which increased the ETR for such periods by 12.7% and 8.6% respectively.

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

The following is a description of the valuation methodologies used for assets measured at fair value on a recurring basis. There have been no changes in the methodologies used as of June 30, 2016 and December 31, 2015.

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

The following table sets forth by level, within the fair value hierarchy, the Company's financial assets measured at fair value on a recurring basis as of June 30, 2016 and December 31, 2015.  Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement:

	Assets at Fair Value as of June 30, 2016
	Level 1	Level 2	Level 3	Total

Mutual Funds	$19	$—	$—	$19
Common Stocks & ETF's	647	—	—	647
Preferred Securities	—	106	—	106
Corporate Bonds	—	808	183	991

	Assets at Fair Value as of December 31, 2015
	Level 1	Level 2	Level 3	Total

Mutual Funds	$26	$—	$—	$26
Common Stocks & ETF's	613	—	—	613
Preferred Securities	—	104	—	104
Corporate Bonds	—	1,149	324	1,473

The Company's financial assets and liabilities which are not carried at fair value on a recurring basis include cash and cash equivalents, certificates of deposit, accounts receivable, other receivables, accounts payable and notes payable for which carrying value approximates fair value.

Note 12 – Stock-based and Other Compensation

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

Pursuant to the Omnibus Incentive Plan, Lifeway granted 26 stock options to certain key employees of the company effective January 1, 2016 and 24 stock options on July 1, 2016 (the "2016 options").  The 2016 options generally vest over a three-year period, on an accelerated basis.  The accelerated vesting reflects the landmark nature of the awards and the relative tenure of individual participants.

For the three and six months ended June 30, 2016 total pre-tax stock-based compensation expense recognized in the consolidated statements of income and comprehensive income was $21 and $42 respectively.  For the three and six months ended June 30, 2016 tax-related benefits of $8 and $16 were also recognized.

	Options	Weighted average exercise price		Weighted average remaining contractual life	Aggregate intrinsic value

Outstanding at December 31,2015	—	$
Granted	26		$11.10
Exercised	—		$—
Terminated	—		$—
Outstanding at June 30, 2016	26		$11.10	9.75	$—
Exercisable at June 30, 2016	—		$—

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

We expense stock options on a straight-line basis over the service period.  As of June 30, 2016, the total remaining unearned compensation related to non-vested stock options was $69, which will be amortized over the weighted-average remaining service period of 1.1 years.

In March 2016 Lifeway established an incentive-based compensation program for certain senior executives (the "participants").  The incentive compensation is based on the achievement of certain sales and EBITDA performance levels versus respective targets in 2016.   Under the program, collectively the participants may earn cash and equity-based incentive compensation in amounts ranging from $0 to $4,000 during 2016 depending on the performance levels compared to the respective targets.  The participants' achievement of equity-based compensation during the balance of 2016 is considered to be probable.  At June 30, 2016 bonuses of $1,040 had been earned under the program, including $200 of equity-based awards.

The Company has a defined contribution plan which is available to substantially all full-time employees.   Under the terms of the plan the Company matches employee contributions under a prescribed formula.   For the six months ended June 30, 2016 and 2015 total contribution expense recognized in the consolidated statements of income and comprehensive income was $129 and $123 respectively.  For the three months ended June 30, 2016 and 2015 total contribution expense recognized in the consolidated statements of income and comprehensive income was $47 and $62 respectively.

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

Net sales of products by category were as follows:

	Six months ended June 30,		Three months ended June 30,
	2016	2015	2016	2015
Drinkable Kefir other than ProBugs	$54,602	$50,821	$26,535	$25,234
Pro Bugs	3,357	4,297	1,716	2,291
Lifeway Farmer Cheese	5,099	3,464	2,462	1,742
Frozen Kefir	643	861	418	554

Net Sales	$63,701	$59,443	$31,131	$29,821

Significant Customers --Sales are predominately to companies in the retail food industry, located within the United States. Two major customers accounted for approximately 27% and 29% of net sales for the six months ended June 30, 2016 and 2015, respectively and 27% and 31% of net sales for the three months ended June 30, 2016 and 2015 respectively.

Note 14 – Related party transactions

The Company obtains consulting services from the Chairman of its board of directors.   Fees earned by the Chairman are included in general and administrative expense in the accompanying consolidated statements of income and comprehensive income and were $539 and $387 during the six months ended June 30, 2016 and 2015 respectively, and $213 and $246 during the three months ended June 30, 2016 and 2015 respectively.

Beginning in 2016 the Company is also a party to a royalty agreement with the Chairman of its board of directors under which the Company pays the Chairman a royalty based on the sale of certain Lifeway product, not to exceed $50 in any fiscal month.  Royalties of $300 and $150 were earned by the Chairman during the six months and three months ended June 30, 2016 respectively and were included in selling expenses in the accompanying consolidated statements of income and comprehensive income.

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

Comparison of the three-month period ended June 30, 2016 to the three-month period ended June 30, 2015

Results of Operations

	Three months ended June 30,		Change
	2016	2015	$	%

Net sales	$31,131	$29,821	$1,310	4.4%

Cost of goods sold	$20,306	$22,201	$1,895
Depreciation expense	633	604	(29)
Total cost of goods sold	$20,939	$22,805	$1,866	8.2%

Gross profit	$10,192	$7,016	$3,176	45.3%
Gross Profit % to net sales	32.7%	23.5%

Selling expenses	$3,463	$2,618	$(845)	(32.3%)
Selling expenses % to net sales	11.1%	8.8%

General & administrative expenses	$3,503	$4,170	$667	16.0%
General & administrative % to net sales	11.3%	14.0%

Amortization expense	$177	$179	$2	1.1%

Total operating expenses	$7,143	$6,967	$(176)	2.5%
Total operating expense % to net sales	22.9%	23.4%
Income from operations	$3,049	$49	$3,000	n.m.
Income from operations % to net sales	9.8%	0.2%

Net Sales

Net sales increased by $1,310 or 4.4% to $31,131.  The increase in net sales was driven by strong private label sales, the introduction of new items, fewer discounts given to our customers and relatively flat sales of our flagship 32-ounce product.

Gross Profit

Gross profit as a percent of net sales increased to 32.7% during the three-month period ended June 30, 2016 from 23.5% during the same three-month period in 2015.  The increase in the gross profit percent reflects lower milk prices, fewer discounts given to our customers, lower packaging costs, improved labor productivity and improved leverage of indirect manufacturing costs on higher production volumes in our Waukesha facility partially offset by an increase in certain ingredient costs.

Selling Expenses

Selling expenses increased by $845 or 32.3% to $3,463 during the three-month period ended June 30, 2016 from $2,618 during the same period in 2015, reflecting an increase in advertising costs and higher royalty expense. During the second quarter of 2016, we ran an eight-week advertising campaign targeted towards our ProBugs consumer that drove the increased advertising expense.  Selling expenses as a percentage of sales were 11.1% for the three-month period ended June 30, 2016 compared to 8.8% for the same period in 2015.

General and administrative expenses

General and administrative expenses declined $667 or 16.0% to $3,503 during the three-month period ended June 30, 2016 from $4,170 during the same period in 2015.  The decline is primarily a result of lower professional fees.  We experienced elevated levels of legal and professional fees in the prior year related to our delayed SEC filings, additional audit fees and costs associated with remediation of our internal control environment.

Income from operations and net income

The company reported income from operations of $3,049 during the three months ended June 30, 2016, compared to $49 during the same period in 2015.  Provision for income taxes was $789, or a 27.2% effective rate during three months ended June 30, 2016, compared to a provision for income taxes of $120 or a 54.7% effective tax rate during the same period in 2015.  Income taxes are discussed in Note 10 in the Notes to the Consolidated Financial Statements.

Net income was $2,107 or $0.13 per basic and diluted common share for the three-month period ended June 30, 2016 compared to $ 98 or $0.01 per basic and diluted common share in the same period in 2015.

Comparison of the six-month period ended June 30, 2016 to the six-month period ended June 30, 2015

Results of Operations
	Six months ended June 30,		Change
	2016	2015	$	%

Net sales	$63,701	$59,443	$4,258	7.2%

Cost of goods sold	$43,026	$42,849	$(177)
Depreciation expense	1,264	1,195	(69)
Total cost of goods sold	$44,290	$44,044	$(246)	0.6%

Gross profit	$19,411	$15,399	$4,012	26.1%
Gross Profit % to net sales	30.5%	25.9%

Selling expenses	$6,427	$5,920	$(507)	(8.6%)
Selling expenses % to net sales	10.1%	10.0%

General & administrative expenses	$7,968	$7,662	$(306)	(4.0%)
General & administrative % to net sales	12.5%	12.9%

Amortization expense	$353	$358	$5	1.4%

Total operating expenses	$14,748	$13,940	$(808)	(5.8%)
Total operating expense % to net sales	23.2%	23.5%
Income from operations	$4,663	$1,459	$3,204	219.6%
Income from operations % to net sales	7.3%	2.5%

Net Sales

Net sales increased by $4,258 or 7.2% to $63,701.  The increase in net sales was driven by strong private label sales, higher sales of our flagship 32-ounce product, the introduction of new items and lower discounts given to customers, partially offset by lower sales of our ProBugs product.

Gross Profit

Gross profit as a percent of net sales increased to 30.5% during the six-month period ended June 30, 2016 from 25.9% during the same period in 2015.  The improvement in the gross profit percent reflects lower milk prices, improved leverage of our indirect manufacturing costs, primarily related to our Waukesha facility which continued to expand production volumes partially offset by an increase in certain ingredient costs.

Selling Expenses

Selling expenses increased by $507 or 8.6% to $6,427 during the six-month period ended June 30, 2016 from $5,920 during the same period in 2015 reflecting increased salaries due primarily to higher headcount, additional royalty expenses and flat advertising costs.  Selling expenses as a percentage of sales were 10.1% for the six-month period ended June 30, 2016 compared to 10.0% for the same period in 2015.

General and administrative expenses

General and administrative expenses increased $306 or 4.0% to $7,968 during the six-month period ended June 30, 2016 from $7,662 during the same period in 2015.  The increase is primarily a result of increases in salaries partially offset by lower professional fees.  The increase in salaries reflects higher levels of executive compensation for senior management driven by incentive compensation and an increase in the headcount of the overall management team.  Professional fees, which consist primarily of legal and accounting fees declined modestly in the six-month period ended June 30, 2016 due primarily to the elevated levels of fees in the prior year related to our delayed SEC filings, additional audit fees and costs associated with remediation of our internal control environment.   Additionally, we have made a concerted effort to contain professional fees in 2016.

Income from operations and net income

The company reported income from operations of $4,663 during the six months ended June 30, 2016, compared to $1,459 during the same period in 2015.  Provision for income taxes was $1,395, or a 31.3% effective rate during six months ended June 30, 2016, compared to a provision for income taxes of $770 or a 50.6% effective tax rate, during the same period in 2015.  Income taxes are discussed in Note 10 in the Notes to the Consolidated Financial Statements.

Net income was $3,062 or $0.19 per basic and diluted common share for the six-month period ended June 30, 2016 compared to $753 or $0.05 per basic and diluted common share in the same period in 2015.

Liquidity and Capital Resources

Sources and Uses of Cash

We anticipate foreseeable liquidity and capital resource requirements to be met through operating cash flows; long term and short term borrowings, and cash and cash equivalents.  We continue to explore potential acquisition opportunities in our industry in order to boost sales while leveraging our manufacturing and distribution systems.

Net cash provided by operating activities was $1,861 during the six months ended June 30, 2016 compared to net cash provided by operating activities of $4,703 in the same period in 2015.  The decline is primarily attributable to increased inventory levels attributable to the expansion of our Waukesha production levels; increased receivable balances reflecting the year over year sales growth and the unfavorable timing of payments to suppliers and service providers in 2016.

Net cash used in investing activities was $285 during the six-months ended June 30, 2016 compared to net cash used in investing activities of $1,473 in the same period in 2015.  The lower level of net cash used in investing activities reflects liquidity provided from our investments in part to fund our share repurchase activity.  Capital spending was relatively flat year over year and reflects continuing investments in new productive equipment and on-going maintenance capital spending.

Net cash used in financing activities was $1,158 during the six-months ended June 30, 2016 compared to net cash used in investing activities of $617 in the same period in 2015.  We repurchased 69 shares of common stock at a cost of $738 in the six months ended June 30, 2016.  There were no share repurchases in the same period in 2015.  On September 24, 2015, the Company's Board of Directors authorized a stock repurchase program under which the Company may repurchase up to $3,500 of common stock not to exceed an aggregate of 250 shares.  Approximately $1,200 remained available under this authorized program as of June 30, 2016.  The repurchase program has no expiration date and may be suspended or discontinued at any time.

The Company had a net increase in cash and cash equivalents of $418 during the six-month period ended June 30, 2016 compared to a net increase in cash and cash equivalents of $2,613 in the same period in 2015.

At June 30, 2016, the Company had $840 of current maturities of notes payable.  The Company previously had a $5 million revolving credit facility, which expired in July 2016.

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

As previously disclosed under "Item 9A—Controls and Procedures" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015 and under "Item 4 – Controls and Procedures" in our Quarterly Report on Form 10-Q/A for the three months ended March 31, 2016, we concluded that our internal control over financial reporting was not effective based on the material weaknesses identified. Based on those material weaknesses, which we view as an integral part of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the quarter ended June 30, 2016, our disclosure controls and procedures were not effective. Nevertheless, based on a number of factors, including the performance of additional procedures by management designed to ensure the reliability of our financial reporting, we believe that the consolidated financial statements in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with GAAP.

(b)	Changes in Internal Control over Financial Reporting

Our remediation efforts were ongoing during the three months ended June 30, 2016. Remediation generally requires making changes to how controls are designed and implemented and then adhering to those changes for a sufficient period of time such that the effectiveness of those changes is demonstrated with an appropriate amount of consistency. We have taken certain remediation steps to address the material weaknesses referenced above and to improve our control over financial reporting. If not remediated these deficiencies could result in material misstatements to our consolidated financial statements.

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

●	The audit committee of our board of directors has maintained an elevated frequency and depth of its discussions with management regarding financial reporting and internal control matters.

●	During the three months ended March 31, 2016 we took the following actions to improve our internal controls over financial reporting:

o
We in-sourced our fixed asset system and related transaction processing from a third party service provider, enabling the transacting of fixed asset additions and depreciation journal entries earlier in our quarterly close process.

o
We consolidated our income tax accounting services and income tax return preparation under a single third party service provider. Consolidating these activities into a single service provider enhances our ability to close the books on timely and accurate basis.

●	During the three months ended June 30, 2016 we took the following actions to improve our internal controls over financial reporting:

o
We have increased the size and capabilities of our finance and accounting functions by establishing a new role that oversees financial planning and analysis. Our former corporate controller has begun transitioning into this new role.  Also, in July 2016 we hired a new corporate controller with significant public accounting and financial reporting experience who has begun transitioning into his role.

o
We have implemented a management disclosure committee of representatives from our finance, accounting, and legal departments to enhance the review and operation of our disclosure controls and procedures.  From time to time, we will supplement the committee with members from other areas of our management team and business, including our outsourced internal audit and investor relations functions.

o
We have centralized our payroll processing activities from three locations down to one.   The centralization improves management's oversight and better segregates time and attendance activities from payroll processing activities.

o	We have updated and expanded our whistleblower policy and retained a new third-party service provider to manage the administrative aspects of our whistleblower hotline.

o
We have formalized our contract approval process.  The formalized process establishes explicit levels of authority for contract approval and requires specific levels of review. The improved process includes a documented policy and enabling technology that will enhance governance over significant contracts.

There were no other material changes in our internal control over financial reporting that occurred during the three months ended June 30, 2016 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

Lifeway is not party to any material pending legal proceedings.  Lifeway is from time to time engaged in litigation matters arising in the ordinary course of business none of which presently is expected to have a material adverse effect on its business results or operations.

ITEM 1A.  RISK FACTORS.

There have been no material changes to the Risk Factors disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015 and our Quarterly Report on Form 10-Q/A for the fiscal quarter ended March 31, 2016.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Issuer Purchases of Equity Securities

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of a publicly announced program (a)	Approximate Dollar Value of Shares that may yet be Purchased Under the Plans or Programs ($ in thousands)
4/1/2016 to 4/30/2016	23,473	$9.85	23,473	$1,282
5/1/2016 to 5/30/2016	7,135	$9.58	7,135	$1,214
6/1/2016 to 6/30/2016	—	$—	—	$1,214
Total	30,608	$9.79	30,608	$1,214

(a)
During the fourth quarter of 2015, the company had a publicly announced share repurchase program. Under this program, which was announced on September 24, 2015, the company's Board of Directors authorized the purchase of up to $3.5 million of company stock. The program has no expiration date.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  MINE SAFETY DISCLOSURE.

Not applicable.

ITEM 5.  OTHER INFORMATION.

None.

ITEM 6.  EXHIBITS.

31.1	Officer's Certificate Pursuant to 15 U.S.C. 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Officer's Certificate Pursuant to 15 U.S.C. 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1*	Press release dated August 17, 2016 reporting the Company's financial results for the six months ended June 30, 2016.
101	Interactive Data Files.

* This exhibit is furnished and will not be deemed "filed."

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIFEWAY FOODS, INC.

Date: August 17, 2016	By:	/s/ Julie Smolyansky
Julie Smolyansky
Chief Executive Officer, President, and Director
(Principal Executive Officer)

Date: August 17, 2016	By:	/s/ John P. Waldron
John P. Waldron
Chief Financial Officer (Principal Financial and Accounting Officer)

INDEX OF EXHIBITS

31.1	Officer's Certificate Pursuant to 15 U.S.C. 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Officer's Certificate Pursuant to 15 U.S.C. 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1*	Press release dated August 17, 2016 reporting the Company's financial results for the six months ended June 30, 2016.

101	Interactive Data Files.

* This exhibit is furnished and will not be deemed "filed."