Form 10-Q
period 2016-09-30
LIFEWAY FOODS INC
filed 2016-11-10
CIK 814586

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
_____________________

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  September 30, 2016

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

As of November 1, 2016, 16,140,633 shares of the registrant's common stock, no par value, were outstanding.

LIFEWAY FOODS, INC.

ITEM 1.  FINANCIAL STATEMENTS.

LIFEWAY FOODS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
September 30, 2016 and December 31, 2015
(In thousands)

	September 30, 2016 (Unaudited)	December 31, 2015
Current assets
Cash and cash equivalents	$9,164	$5,646
Investments, at fair value	—	2,216
Certificates of deposits in financial institutions	—	513
Inventories	9,186	7,664
Accounts receivable, net of allowance for doubtful accounts and discounts & allowances of $1,800 at September 30, 2016 and December 31, 2015	10,426	9,604
Prepaid expenses and other current assets	550	201
Deferred income taxes	509	556
Refundable income taxes	521	449
Total current assets	30,356	26,849

Property and equipment, net	21,603	21,375

Intangible assets
Goodwill & indefinite-lived intangibles	14,068	14,068
Other intangible assets, net	1,815	2,344
Total intangible assets	15,883	16,412

Other Assets	368	282
Total assets	$68,210	$64,918

Current liabilities
Current maturities of notes payable	$840	$840
Accounts payable	8,762	8,393
Accrued expenses	2,002	1,538
Accrued income taxes	267	52
Total current liabilities	11,871	10,823

Notes payable	6,489	7,119

Deferred income taxes	2,162	1,719
Total liabilities	20,522	19,661

Stockholders' equity
Common stock, no par value; 40,000 shares authorized;
17,274, shares issued; 16,141 and 16,210 shares
outstanding at September 30, 2016 and December 31, 2015 respectively	6,509	6,509
Paid-in-capital	2,133	2,033
Treasury stock, at cost	(10,468)	(9,730)
Retained earnings	49,514	46,516
Accumulated other comprehensive income (loss), net of taxes	—	(71)
Total stockholders' equity	47,688	45,257

Total liabilities and stockholders' equity	$68,210	$64,918

See accompanying notes to consolidated financial statements

LIFEWAY FOODS, INC. AND SUBSIDIARIES
Consolidated Statements of Income (Loss) and Comprehensive Income (Loss)
For the Three Months and Nine Months ended September 30, 2016 and 2015
(Unaudited)
(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
		(Revised)		(Revised)
	2016	2015	2016	2015

Net sales	$29,990	$29,599	$93,691	$89,042

Cost of goods sold	21,478	20,049	65,480	63,916
Depreciation expense	533	614	1,797	1,809

Total cost of goods sold	22,011	20,663	67,277	65,725

Gross profit	7,979	8,936	26,414	23,317

Selling expenses	4,306	2,706	10,733	8,626
General and administrative	3,308	3,998	10,300	10,643
Amortization expense	176	179	529	537

Total operating expenses	7,790	6,883	21,562	19,806

Income from operations	189	2,053	4,852	3,511

Other income (expense):
Interest expense	(56)	(55)	(161)	(179)
Gain / (Loss) on sale of investments, net reclassified from OCI	12	1	(15)	(21)
Impairment of investments	—	(205)	—	(385)
(Loss) / Gain on sale of property and equipment	(156)	—	(307)	243
Other income (expense), net	28	26	105	173
Total other income (expense)	(172)	(233)	(378)	(169)

Income before provision for income taxes	17	1,820	4,474	3,342

Provision for income taxes	81	927	1,476	1,697

Net income (loss)	$(64)	$893	$2,998	$1,645

Basic earnings (loss) per common share	$(0.00)	$0.05	$0.19	$0.10
Diluted earnings (loss) per common share	$(0.00)	$0.05	$0.19	$0.10

Weighted average number of shares outstanding – Basic	16,141	16,346	16,159	16,346
Weighted average number of shares outstanding – Diluted	16,161	16,346	16,181	16,346

COMPREHENSIVE INCOME (LOSS)

Net income (loss)	$(64)	$893	$2,998	$1,645

Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on investments, net of taxes	6	(183)	62	(247)
Reclassifications to earnings:
Other than temporary impairment of investments, net of taxes
Realized (gains) losses on investments, net of taxes	(8)	124	9	247

Comprehensive income (loss)	$(66)	$834	$3,069	$1,645

See accompanying notes to consolidated financial statements

LIFEWAY FOODS, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders' Equity
For the Nine Months Ended September 30, 2016 and 2015
 (Unaudited)
(In thousands)

	Common Stock
	Issued		In treasury		Paid In	Retained	Accumulated Other Comprehensive Income (Loss),	Total Stockholders'
	Shares	$	Shares	$	Capital	Earnings	Net of Tax	Equity

Balances at January 1, 2015	17,274	$6,509	(928)	$(8,188)	$2,033	$44,544	$(198)	$44,700

Other comprehensive income	—	—	—	—	—	—	—	—

Net income for the nine months ended September 30, 2015	—	—	—	—	—	1,645	—	1,645

Balances at September 30, 2015	17,274	$6,509	(928)	$(8,188)	$2,033	$46,189	$(198)	$46,345

Balances at January 1, 2016	17,274	$6,509	(1,064)	$(9,730)	$2,033	$46,516	$(71)	$45,257

Other comprehensive income	—	—	—	—	—	—	71	71

Treasury stock purchased	—	—	(69)	(738)	—	—	—	(738)

Stock based compensation	—	—	—	—	100	—	—	100

Net income for the nine months ended September 30, 2016	—	—	—	—	—	2,998	—	2,998

Balances at September 30, 2016	17,274	$6,509	(1,133)	$(10,468)	$2,133	$49,514	$—	$47,688

See accompanying notes to consolidated financial statements

LIFEWAY FOODS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2016 and 2015
 (Unaudited)
(In thousands)

Cash flows from operating activities:	2016	2015
Net income	$2,998	$1,645
Adjustments to reconcile net income to operating cash flow:
Depreciation and amortization	2,326	2,346
Loss on sale of investments, net	15	21
Impairment of investments	—	385
Deferred income taxes	444	(472)
Reserve for inventory obsolescence	89	—
Stock based compensation	100	—
Loss (Gain) on sale of property and equipment	307	(243)
(Increase) decrease in operating assets:
Accounts receivable	(823)	(540)
Inventories	(1,611)	(1,118)
Refundable income taxes	(72)	1,011
Prepaid expenses and other current assets	(310)	252
Increase (decrease) in operating liabilities:
Accounts payable	370	(396)
Accrued expenses	465	1,038
Accrued income taxes	215	449
Net cash provided by operating activities	4,513	4,378

Cash flows from investing activities:
Purchases of investments	(559)	(1,369)
Proceeds from sale of investments	2,751	1,230
Redemption of certificates of deposits	513	250
Investments in certificates of deposit	—	(635)
Purchases of property and equipment	(2,481)	(1,619)
Proceeds from sale of property and equipment	149	343
Net cash provided by (used in) investing activities	373	(1,800)

Cash flows from financing activities:
Purchase of treasury stock	(738)	—
Repayment of notes payable	(630)	(827)
Net cash used in financing activities	(1,368)	(827)

Net increase in cash and cash equivalents	3,518	1,751
Cash and cash equivalents at the beginning of the period	5,646	3,260
Cash and cash equivalents at the end of the period	$9,164	$5,011
Supplemental cash flow information:
Cash paid for income taxes, net of refunds	$886	$795
Cash paid for interest	$162	$178

See accompanying notes to consolidated financial statements

LIFEWAY FOODS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2016 and December 31, 2015
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

New presentation format.  In prior periods, the Company presented gross sales, discounts and promotional allowances and net sales as distinct financial statement captions in our statements of income (loss) and comprehensive income (loss).   During the second quarter of 2016, the Company concluded that it was appropriate to simply present net sales.  All prior periods have been conformed to the new presentation.

Corrections of errors and revisions of prior period financial statements

During the third quarter of fiscal 2016, the Company recorded adjustments to properly classify indirect manufacturing overhead costs related to certain production facilities within our manufacturing platform as an element of Cost of Goods Sold in our Statements of Income (Loss) and Comprehensive Income (Loss).  In prior periods these costs were incorrectly classified in General and Administrative expenses.

Additionally, in the first and second quarter of 2015, certain executive compensation was classified in Selling expenses that more appropriately should be classified as General and Administrative expenses.  We previously corrected these classification errors in our first and second quarter 2016 filings on Form 10-Q with the SEC.

Collectively, these adjustments had the following impact on our Consolidated Statements of Income (Loss) and Comprehensive Income (Loss):

	(Unaudited) Three Months Ended March 31, 2016			(Unaudited) Six Months Ended June 30, 2016
	As Previously Reported	Adjustment	As Revised	As Previously Reported	Adjustment	As Revised

Net Sales	$32,570	$—	$32,570	$63,701	$—	$63,701
Cost of Goods Sold	23,351	519	23,870	44,290	976	45,266
Gross Profit	9,219	(519)	8,700	19,411	(976)	18,435

Selling expenses	2,964	—	2,964	6,427	—	6,427
General & administrative	4,465	(519)	3,946	7,968	(976)	6,992
Amortization	176	—	176	353	—	353
Operating expenses	7,605	(519)	7,086	14,748	(976)	13,772

Income from Operations	$1,614	$—	$1,614	$4,663	$—	$4,663

	(Unaudited) Three Months Ended March 31, 2015			(Unaudited) Six Months Ended June 30, 2015
	As Previously Reported (a)	Adjustment	As Revised	As Previously Reported (a)	Adjustment	As Revised

Net Sales	$29,622	$—	$29,622	$59,443	$—	$59,443
Cost of Goods Sold	21,239	458	21,697	44,044	1,017	45,061
Gross Profit	8,383	(458)	7,925	15,399	(1,017)	14,382

Selling expenses	3,302	—	3,302	5,920	—	5,920
General & administrative	3,492	(458)	3,034	7,662	(1,017)	6,645
Amortization	179	—	179	358	—	358
Operating expenses	6,973	(458)	6,515	13,940	(1,017)	12,923

Income from Operations	$1,410	$—	$1,410	$1,459	$—	$1,459

(a)	As previously reported in our first and second quarter 2016 Form 10Q filings.

	(Unaudited) Nine Months Ended September 30, 2015			Twelve Months Ended December 31, 2015
	As Previously Reported	Adjustment (b)	As Revised	As Previously Reported	Adjustment (b)	As Revised

Net Sales	$89,042	$—	$89,042	$118,587	$—	$118,587
Cost of Goods Sold	64,588	1,137	65,725	86,986	1,556	88,542
Gross Profit	24,454	(1,137)	23,317	31,601	(1,556)	30,045

Selling expenses	9,486	(860)	8,626	12,752	(860)	11,892
General & administrative	10,920	(277)	10,643	13,730	(696)	13,034
Amortization	537	—	537	716	—	716
Operating expenses	20,943	(1,137)	19,806	27,198	(1,556)	25,642

Income from Operations	$3,511	$—	$3,511	$4,403	$—	$4,403

(b)	Includes the reclassification of certain executive compensation from Selling to General and administrative expenses.

Further, these adjustments had no impact on the measurement of Income before provision for incomes taxes, Net income (loss), Basic and diluted earnings (loss) per common share or any element of the Consolidated Balance Sheets or Statements of Cash Flows for any of the respective periods.  The Company determined these adjustments to be immaterial, individually and in the aggregate, to our previously filed consolidated financial statements.

Principles of consolidation

Our Consolidated Financial Statements include the accounts of Lifeway Foods, Inc. and all its wholly owned subsidiaries (collectively "Lifeway" or the "Company").  All significant intercompany accounts and transactions have been eliminated.

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

Advertising and promotional costs

The Company expenses advertising costs as incurred.  For the nine months ended September 30, 2016 and 2015 total advertising expenses were $5,418 and $4,145 respectively.  For the three months ended September 30, 2016 and 2015 total advertising expenses were $2,665 and $1,324 respectively.

Recent Accounting Pronouncements

In August 2016, the Financial Accounting Standards Board ("FASB") issued new guidance to address the diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows, such as debt prepayment or debt extinguishment costs, contingent consideration payments made after an acquisition, proceeds from the settlement of insurance claims, and other topics.  The new guidance will be effective for fiscal years beginning on or after December 15, 2017 and interim periods within those years.  Early adoption of the guidance is permitted.  Management is currently evaluating the impact that the new guidance will have on the consolidated financial statements.

In March 2016, the FASB issued new guidance regarding certain aspects of the accounting for employee share-based payment transactions including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows.  The new guidance will be effective for fiscal years beginning on or after December 15, 2016 and interim periods within those years.  Early adoption of the guidance is permitted.  Management is currently evaluating the impact that the new guidance will have on the consolidated financial statements.

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

Note 3 – Intangible Assets

Goodwill & indefinite-lived intangible assets consists of the following:

	September 30, 2016	December 31, 2015
Goodwill	$10,368	$10,368
Brand names	3,700	3,700
Goodwill & indefinite lived intangible assets	$14,068	$14,068

Other intangible assets, net consists of the following:

	September 30, 2016	December 31, 2015
Recipes	$44	$44
Customer lists and other customer related intangibles	4,529	4,529
Customer relationship	985	985
Trade names	2,248	2,248
Formula	438	438
	8,244	8,244
Accumulated amortization	(6,429)	(5,900)
Intangible assets, net	$1,815	$2,344

Note 4 – Investments

The cost and fair value of investments classified as available for sale are as follows:

September 30, 2016	Cost	Unrealized Gains	Unrealized Losses	Fair Value

Common stocks & ETF's	$—	$—	$—	$—
Mutual Funds	—	—	—	—
Preferred Securities	—	—	—	—
Corporate Bonds	—	—	—	—
Total	$—	$—	$—	$—

December 31, 2015	Cost	Unrealized Gains	Unrealized Losses	Fair Value

Common stocks & ETF's	$690	$17	$(94)	$613
Mutual Funds	27	—	(1)	26
Preferred Securities	98	6	—	104
Corporate Bonds	1,518	43	(88)	1,473
Total	$2,333	$66	$(183)	$2,216

Gross gains of $185 and $14 and gross losses of $200 and $35 were realized on these sales during the nine months ended September 30, 2016 and 2015, respectively.  Gross gains of $120 and $1 and gross losses of $108 and $0 were realized on these sales during the three months ended September 30, 2016 and 2015 respectively.

The following table shows the gross unrealized losses and fair value of the Company's investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2016 and December 31, 2015:

	Less Than 12 Months		12 Months or Greater		Total
September 30, 2016	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Common stocks & ETF's	$—	$—	$—	$—	$—	$—
Mutual Funds	—	—	—	—	—	—
Preferred Securities	—	—	—	—	—	—
Corporate Bonds	—	—	—	—	—	—
	$—	$—	$—	$—	$—	$—

	Less Than 12 Months		12 Months or Greater		Total
December 31, 2015	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Common stocks & ETF's	$225	$(72)	$152	$(22)	$377	$(94)
Mutual Funds	26	(1)	—	—	26	(1)
Preferred Securities	—	—	—	—	—	—
Corporate Bonds	370	(32)	479	(56)	849	(88)
	$621	$(105)	$631	$(78)	$1,252	$(183)

The Company's investments in equity securities, mutual funds, preferred securities, and corporate bonds consisted of investments in common stock, preferred stock, structured notes and other debt securities of companies in various industries. The Company recorded other-than-temporary impairment losses related to certain structured notes of $0 and $385 during the nine months ended September 30, 2016 and 2015 respectively.  The structured notes allow the issuer to settle at an amount less than par in certain circumstances. In reaching a conclusion to record these other-than-temporary impairment losses, the Company evaluated the near-term prospects of the issuers and determined it was probable the issuers would have the ability to settle the bonds for an amount less than par value at maturity.

Note 5 – Inventories

Inventories consist of the following:

	September 30, 2016	December 31, 2015
Finished goods	$3,357	$2,946
Production supplies	3,168	2,636
Raw materials	2,661	2,082
Total inventories	$9,186	$7,664

Note 6 – Property and Equipment

Property and equipment consist of the following:

	September 30, 2016	December 31, 2015
Land	$1,747	$1,807
Buildings and improvements	16,387	16,387
Machinery and equipment	22,533	22,907
Vehicles	848	1,298
Office equipment	709	709
Construction in process	1,765	311
	43,989	43,419
Accumulated depreciation	(22,386)	(22,044)
Total property and equipment	$21,603	$21,375

Note 7 – Accrued Expenses

Accrued expenses consist of the following:

	September 30, 2016	December 31, 2015
Accrued payroll and payroll taxes	$1,462	$859
Accrued property tax	297	377
Other	243	302
Total accrued expenses	$2,002	$1,538

Note 8 – Notes Payable

	September 30, 2016	December 31, 2015

Variable rate bank notes due May 31, 2018. Principal and interest payable monthly with a balloon payment due at maturity.	$3,465	$3,846

Variable rate bank notes due May 31, 2019. Principal and interest payable monthly with a balloon payment due at maturity.	3,864	4,113

Total notes payable	7,329	7,959
Less current maturities	840	840
Total long-term portion	$6,489	$7,119

The variable rate bank notes are subject to interest at the prime rate or at the LIBOR rate plus 2.5% and are collateralized by substantially all of the assets of the Company. In addition, under the terms of the related agreements, the Company is subject to minimum fixed charged ratio and tangible net worth thresholds, which among other things may limit the Company's ability to pay dividends or repurchase shares of its common stock. The Company was in compliance with these financial covenants at September 30, 2016.  Further, under the agreements the Company is required to deliver its annual and quarterly financial statements and related SEC filings within specified timeframes.  At the time of filing this Form 10-Q the Company was in compliance with these requirements.

In addition, the Company has a $5 million revolving credit facility. Borrowings under the facility are subject to interest at the prime rate or LIBOR plus 2.5%. As of September 30, 2016 and December 31, 2015 there were no borrowings under the facility. The facility expires in July 2017.

Note 9 – Commitments and contingencies

Lease obligations -The Company leases corporate office space and three stores for its Lifeway Kefir Shop subsidiary. Total rent expense for these leases was $171 and $93 for the nine months ended September 30, 2016 and 2015, respectively. The Company is also responsible for additional rent equal to real estate taxes and other operating expenses.

Litigation -The Company is engaged in various legal actions, claims and proceedings arising in the normal course of business, including commercial disputes, product liabilities, intellectual property matters and employment-related matters resulting from the Company's business activities.

The Company records accruals for outstanding legal matters when it believes it is probable that a loss will be incurred and the amount of such loss can be reasonably estimated. The Company evaluates, on a periodic basis, developments in legal matters that could affect the amount of any accrual and developments that would make a loss contingency both probable and reasonably estimable. If a loss contingency is not both probable and estimable, the Company does not establish an accrued liability.  Currently, none of the Company's accruals for outstanding legal matters are material individually or in the aggregate to the Company's financial position and it is management's opinion that the ultimate resolution of these outstanding legal matters will not have a material adverse effect on our business, financial condition, results of operation, or cash flows. However, if the Company ultimately is required to make payments in connection with an adverse outcome, it is possible that it could have a material adverse effect on the Company's business, financial condition, results of operations or cash flows.

The Company's contingencies are subject to substantial uncertainties, including for each such contingency the following, among other factors: (i) the procedural status of the case; (ii) whether the case has or may be certified as a class action suit; (iii) the outcome of preliminary motions; (iv) the impact of discovery; (v) whether there are significant factual issues to be determined or resolved; (vi) whether the proceedings involve a large number of parties and/or parties and claims in multiple jurisdictions or jurisdictions in which the relevant laws are complex or unclear; (vii) the extent of potential damages, which are often unspecified or indeterminate; and (viii) the status of settlement discussions, if any, and the settlement posture of the parties.  Consequently, the Company cannot predict with any reasonable certainty the timing or outcome of such contingencies, and the Company is unable to estimate a possible loss or range of loss.

Note 10 – Income taxes

For each interim period, the Company estimates the effective tax rate (ETR) expected to be applicable for the full year and applies that rate to income before provision for income taxes for the period.  Additionally, the Company records discrete income tax items such as enacted tax rate changes and completed tax audits in the period in which they occur.

The effective tax rate for the three months ended September 30, 2016 exceeded 100% compared to an ETR of 50.9% for the three months ended September 30, 2015.  The ETR for the three-month period ended September 30, 2016 reflects a change in the estimated U.S. manufacturing deduction and the relatively small amount of income before provision for income taxes.  The ETR for the three-month period ended September 30, 2015 reflects certain operating expenses that were not fully deductible for federal income tax purposes.

The effective tax rate for the nine months ended September 30, 2016 was 33.0% compared to an ETR of 50.8% for the nine months ended September 30, 2015.  During the nine months ended September 30, 2016 we recorded an income tax benefit of $265 as a result of the favorable settlement of uncertain tax positions, which reduced the ETR by 5.9%.  During the nine months ended September 30, 2015 we incurred certain operating expenses that were not fully deductible for federal income tax purposes, which increased the ETR by 8.1%.

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

The following is a description of the valuation methodologies used for assets measured at fair value on a recurring basis. There have been no changes in the methodologies used as of September 30, 2016 and December 31, 2015.

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

The following table sets forth by level, within the fair value hierarchy, the Company's financial assets measured at fair value on a recurring basis as of September 30, 2016 and December 31, 2015.  Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement:

Assets at Fair Value as of September 30, 2016
	Level 1	Level 2	Level 3	Total

Mutual Funds	$—	$—	$—	$—
Common Stocks & ETF's	—	—	—	—
Preferred Securities	—	—	—	—
Corporate Bonds	—	—	—	—

	Assets at Fair Value as of December 31, 2015
	Level 1	Level 2	Level 3	Total

Mutual Funds	$26	$—	$—	$26
Common Stocks & ETF's	613	—	—	613
Preferred Securities	—	104	—	104
Corporate Bonds	—	1,149	324	1,473

The Company's financial assets and liabilities which are not carried at fair value on a recurring basis include cash and cash equivalents, certificates of deposit, accounts receivable, other receivables, accounts payable, accrued expenses and notes payable for which carrying value approximates fair value.

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

For the three and nine months ended September 30, 2016 total pre-tax stock-based compensation expense recognized in the consolidated statements of income (loss) and comprehensive income (loss) was $58 and $100, respectively.  For the three and nine months ended September 30, 2016 tax-related benefits of $22 and $37 were also recognized.

The following table summarizes stock option activity during the nine months ended September 30, 2016:

	Options	Weighted average exercise price	Weighted average remaining contractual life	Aggregate intrinsic value

Outstanding at December 31,2015	—			$
Granted	50	$10.37
Exercised	—	$—
Terminated	—	$—
Outstanding at September 30, 2016	50	$10.37	9.50		$329
Exercisable at September 30, 2016	7	$9.57	9.75		$50

We measure the fair value of stock options using the Black-Scholes option pricing model. The expected term of options granted was based on the weighted average time of vesting and the end of the contractual term. We utilized this simplified method as we do not have sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected term.

The following assumptions were used for the grants in 2016:

Three Months Ended September 30, 2016
Risk free interest rate	1.00 - 1.11%
Expected dividend yield	0.27%
Expected volatility	38.96 - 39.94%
Expected term	5.03 - 5.88

We expense stock options on a straight-line basis over the service period.  As of September 30, 2016, the total remaining unearned compensation related to non-vested stock options was $94, which will be amortized over the weighted-average remaining service period of 1.15 years.

In March 2016 Lifeway established an incentive-based compensation program for certain senior executives (the "participants").  The incentive compensation is based on the achievement of certain sales and EBITDA performance levels versus respective targets in 2016.   Under the program, collectively the participants may earn cash and equity-based incentive compensation in amounts ranging from $0 to $4,000 during 2016 depending on the performance levels compared to the respective targets.  The participants' achievement of equity-based compensation during the balance of 2016 is not considered to be probable.  At September 30, 2016 bonuses of $1,280 had been earned under the program, including $200 of equity-based awards.

The company has a defined contribution plan which is available to substantially all full-time employees.  Under the terms of the plan the company matches employee contributions under a prescribed formula.  For the nine months ended September 30, 2016 and 2015 total contribution expense recognized in the consolidated statements of income (loss) and comprehensive income (loss) was $255 and $200 respectively.  For the three months ended September 30, 2016 and 2015 total contribution expense recognized in the consolidated statements of income (loss) and comprehensive income (loss) was $82 and $53 respectively.

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

Net sales of products by category were as follows:

	Nine months ended September 30,		Three months ended September 30,
	2016	2015	2016	2015
Cream and Drinkable Kefir other than ProBugs	$80,135	$76,723	$25,533	$25,902
Pro Bugs	4,962	5,999	1,606	1,702
Lifeway Farmer Cheese	7,579	5,125	2,479	1,661
Frozen Kefir	1,015	1,195	372	334

Net Sales	$93,691	$89,042	$29,990	$29,599

Significant Customers -- Sales are predominately to companies in the retail food industry, located within the United States. Two major customers accounted for approximately 23% and 22% of net sales for the nine months ended September 30, 2016 and 2015, respectively and 22% and 20% of net sales for the three months ended September 30, 2016 and 2015 respectively.

Note 14 – Related party transactions

The Company obtains consulting services from the Chairman of its board of directors.  Fees earned by the Chairman are included in general and administrative expense in the accompanying consolidated statements of income (loss) and comprehensive income (loss) and were $787 and $727 during the nine months ended September 30, 2016 and 2015 respectively, and $248 and $340 during the three months ended September 30, 2016 and 2015 respectively.

Beginning in 2016 the Company is also a party to a royalty agreement with the Chairman of its board of directors under which the Company pays the Chairman a royalty based on the sale of certain Lifeway product, not to exceed $50 in any fiscal month.  Royalties of $450 and $150 were earned by the Chairman during the nine months and three months ended September 30, 2016 respectively and were included in selling expenses in the accompanying consolidated statements of income (loss) and comprehensive income (loss).

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

Comparison of the three-month period ended September 30, 2016 to the three-month period ended September 30, 2015

Results of Operations

	Three months ended September 30,		Change
	2016	(Revised) 2015	$	%

Net sales	$29,990	$29,599	$391	1.3%

Cost of goods sold	$21,478	$20,049	$1,429
Depreciation expense	533	614	(81)
Total cost of goods sold	$22,011	$20,663	$(1,348)	(6.5%)

Gross profit	$7,979	$8,936	$(957)	(10.7%)
Gross Profit % to net sales	26.6%	30.2%

Selling expenses	$4,306	$2,706	$(1,600)	(59.1%)
Selling expenses % to net sales	14.4%	9.1%

General & administrative expenses	$3,308	$3,998	$690	17.3%
General & administrative % to net sales	11.0%	13.5%

Amortization expense	$176	$179	$3	1.7%

Total operating expenses	$7,790	$6,883	$(907)	(13.2%)
Total operating expense % to net sales	26.0%	23.3%
Income from operations	$189	$2,053	$(1,864)	(90.8%)
Income from operations % to net sales	0.6%	6.9%

Net Sales

Net sales increased by $391 or 1.3% to $29,990.  The increase in net sales was driven by volume gains in organic and private label sales and the introduction of new items, partially offset by increased trade spending and relatively flat cream sales.

Gross Profit

Gross profit as a percent of net sales declined to 26.6% during the three-month period ended September 30, 2016 from 30.2% during the same three-month period in 2015.  The lower gross profit percent reflects increased trade promotion and unfavorable mix.

Selling Expenses

Selling expenses increased by $1,600 or 59.1% to $4,306 during the three-month period ended September 30, 2016 from $2,706 during the same period in 2015, reflecting an increase in advertising costs and higher salaries and royalty expense.  During the third quarter of 2016, we ran a six week, broad-based advertising campaign advancing the Lifeway brand. The campaign had an Olympics theme and featured our brand ambassador Carli Lloyd.  Selling expenses as a percentage of sales were 14.4% for the three-month period ended September 30, 2016 compared to 9.1% for the same period in 2015.

General and administrative expenses

General and administrative expenses declined $690 or 17.3% to $3,308 during the three-month period ended September 30, 2016 from $3,998 during the same period in 2015.  The decline is primarily a result of lower professional fees partially offset by higher compensation driven by increased incentive compensation and headcount.  We experienced elevated levels of legal and professional fees in the prior year related to our delayed SEC filings, additional audit fees and costs associated with remediation of our internal control environment.

Income from operations and net income

The company reported income from operations of $189 during the three months ended September 30, 2016, compared to $2,053 during the same period in 2015.  Provision for income taxes was $81 during three months ended September 30, 2016, compared to a provision for income taxes of $927 during the same period in 2015.  Our effective tax rate for the three months ended September 30, 2016 exceeded 100% compared to an effective tax rate of 50.9% in the same period last year.  The effective tax rate for the three-month period ended September 30, 2016 reflects a change in the estimated U.S. manufacturing deduction and the relatively small amount of income before provision for income taxes.  Income taxes are discussed in Note 10 in the Notes to the Consolidated Financial Statements

We reported a net loss of $64 or $0.00 per basic and diluted common share for the three-month period ended September 30, 2016 compared to net income of $893 or $0.05 per basic and diluted common share in the same period in 2015.

Comparison of the nine-month period ended September 30, 2016 to the nine-month period ended September 30, 2015

Results of Operations

	Nine months ended September 30,		Change
	2016	(Revised) 2015	$	%

Net sales	$93,691	$89,042	$4,649	5.2%

Cost of goods sold	$65,480	$63,916	$1,564
Depreciation expense	1,797	1,809	(12)
Total cost of goods sold	$67,277	$65,725	$(1,552)	(2.4%)

Gross profit	$26,414	$23,317	$3,097	13.3%
Gross Profit % to net sales	28.2%	26.2%

Selling expenses	$10,733	$8,626	$(2,107)	(24.4%)
Selling expenses % to net sales	11.5%	9.7%

General & administrative expenses	$10,300	$10,643	$343	3.2%
General & administrative % to net sales	11.0%	12.0%

Amortization expense	$529	$537	$8	1.5%

Total operating expenses	$21,562	$19,806	$(1,756)	(8.9%)
Total operating expense % to net sales	23.0%	22.2%
Income from operations	$4,852	$3,511	$1,341	38.2%
Income from operations % to net sales	5.2%	3.9%

Net Sales

Net sales increased by $4,649 or 5.2% to $93,691.  The increase in net sales was driven by volume gains of our private label and organic products, the introduction of new items and lower trade spending, partially offset by lower sales of our ProBugs product.

Gross Profit

Gross profit as a percent of net sales increased to 28.2% during the nine-month period ended September 30, 2016 from 26.2% during the same period in 2015.  The improvement in the gross profit percent reflects lower input costs, primarily milk prices and lower trade promotion, partially offset by unfavorable mix.

Selling Expenses

Selling expenses increased by $2,107 or24.4% to $10,733 during the nine-month period ended September 30, 2016 from $8,626 during the same period in 2015 reflecting increased advertising expenses and additional royalty expenses.  During the nine month period ending September 30, 2016 we ran two advertising campaigns compared to only one campaign in the year ago period.  The 2016 advertising campaigns consisted of a product-focused Pro Bugs campaign and a Lifeway brand-focused campaign.  The 2015 advertising campaign was our first commercial campaign and ran during the week of the 2015 Golden Globe awards.  Selling expenses as a percentage of sales were 11.5% for the nine-month period ended September 30, 2016 compared to 9.7% for the same period in 2015.

General and administrative expenses

General and administrative expenses declined $343 or 3.2% to $10,300 during the nine-month period ended September 30, 2016 from $10,643 during the same period in 2015.  The decrease reflects lower professional fees partially offset by higher compensation driven by increased headcount and incentive compensation.  Professional fees, which consist primarily of legal and accounting fees declined due primarily to the elevated levels of fees in the prior year related to our delayed SEC filings, additional audit fees and costs associated with remediation of our internal control environment.   Additionally, we have made a concerted effort to contain professional fees in 2016.

Income from operations and net income

The company reported income from operations of $4,852 during the nine months ended September 30, 2016, compared to $3,511 during the same period in 2015.  Provision for income taxes was $1,476, or a 33.0% effective rate during nine months ended September 30, 2016, compared to a provision for income taxes of $1,697 or a 50.8% effective tax rate, during the same period in 2015.  During the nine months ended September 30, 2016 we recognized an income tax benefit of $265 as a result of the favorable settlement of uncertain tax positions, which reduced the effective tax rate by 5.9%.  During the nine months ended September 30, 2015 we incurred certain operating expenses that were not fully deductible for federal income tax purposes, which increased the effective tax rate by 8.1%.  Income taxes are discussed in Note 10 in the Notes to the Consolidated Financial Statements.

Net income was $2,998 or $0.19 per basic and diluted common share for the nine-month period ended September 30, 2016 compared to $1,645 or $0.10 per basic and diluted common share in the same period in 2015.

Liquidity and Capital Resources

Sources and Uses of Cash

We anticipate foreseeable liquidity and capital resource requirements to be met through operating cash flows; long term and short term borrowings, and cash and cash equivalents.  We continue to explore potential acquisition opportunities in our industry in order to boost sales while leveraging our manufacturing and distribution capabilities.

Net cash provided by operating activities was $4,513 during the nine months ended September 30, 2016 compared to net cash provided by operating activities of $4,378 in the same period in 2015.  The increase in cash provided by operating activities reflects higher profitability partially offset by increased inventory levels attributable to the expansion of our Waukesha production levels; increased receivable balances reflecting the year over year sales growth and the unfavorable timing of payments to suppliers and service providers in 2016.

Net cash provided by investing activities was $373 during the nine -months ended September 30, 2016 compared to net cash used in investing activities of $1,800 in the same period in 2015.  The lower level of net cash used in investing activities reflects liquidity provided from our investments.  During the third quarter of 2016, we liquidated our investment portfolio to generate cash for general corporate purposes.  Capital spending was $2,481 during the nine -months ended September 30, 2016 compared to $1,619 in the same period in 2015 reflecting our continuing investments in new productive equipment.

Net cash used in financing activities was $1,368 during the nine-months ended September 30, 2016 compared to net cash used in financing activities of $827 in the same period in 2015.  We repurchased 69 shares of common stock at a cost of $738 in the nine months ended September 30, 2016.  There were no share repurchases in the same period in 2015.  On September 24, 2015, the Company's Board of Directors authorized a stock repurchase program under which the Company may repurchase up to $3,500 of common stock not to exceed an aggregate of 250 shares.  Approximately $1,200 remained available under this authorized program as of September 30, 2016.  The repurchase program has no expiration date and may be suspended or discontinued at any time.

The Company had a net increase in cash and cash equivalents of $3,518 during the nine-month period ended September 30, 2016 compared to a net increase in cash and cash equivalents of $1,751 in the same period in 2015.

At September 30, 2016, the Company had $840 of current maturities of notes payable.  The Company also has a $5 million revolving credit facility with The Private Bank. This facility remained unused at September 30, 2016, is available for general corporate purposes and expires in July 2017.

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

As previously disclosed under "Item 9A—Controls and Procedures" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015 and under "Item 4 – Controls and Procedures" in our Quarterly Report on Form 10-Q/A for the three months ended March 31, 2016, we concluded that our internal control over financial reporting was not effective based on the material weaknesses identified. Based on those material weaknesses, which we view as an integral part of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the quarter ended September 30, 2016, our disclosure controls and procedures were not effective. Nevertheless, based on a number of factors, including the performance of additional procedures by management designed to ensure the reliability of our financial reporting, we believe that the consolidated financial statements in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with GAAP.

(b)	Changes in Internal Control over Financial Reporting

Our remediation efforts were ongoing during the three months ended September 30, 2016. Remediation generally requires making changes to how controls are designed and implemented and then adhering to those changes for a sufficient period of time such that the effectiveness of those changes is demonstrated with an appropriate amount of consistency. We have taken certain remediation steps to address the material weaknesses referenced above and to improve our control over financial reporting. If not remediated these deficiencies could result in material misstatements to our consolidated financial statements.

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

•	The audit committee of our board of directors has maintained an elevated frequency and depth of its discussions with management regarding financial reporting and internal control matters.

•	During the three months ended March 31, 2016 we took the following actions to improve our internal controls over financial reporting:

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

•	During the three months ended June 30, 2016 we took the following actions to improve our internal controls over financial reporting:

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

•	During the three months ended September 30, 2016 we took the following actions to improve our internal controls over financial reporting:

o	We continued to transition our controllership responsibilities to our recently hired corporate controller.
o
We implemented additional procedures in our inventory accounting process, including expanded analytical reviews over our priced-out physical inventory, expanded completeness testing of the priced out physical inventory, expanded reviews of the accuracy of our bill of materials (BOM's) and expanded analytical reviews of gross margin.

o	Our management disclosure committee continued to meet formally and informally in tandem with our third quarter reporting process.
o
During the third quarter, we also put additional formality into our disclosure controls by establishing a cascaded certification process.  While our existing policies create a foundation for organizational transparency, our cascaded certification process goes a step further by requiring key managers to inform the certifying officers in a structured way of any accounting or reporting matters in their areas of responsibility that could be relevant to such filings.

There were no other material changes in our internal control over financial reporting that occurred during the three months ended September 30, 2016 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

We are a party to various lawsuits, proceedings, and other matters arising out of the conduct of our business.  Currently, it is management's opinion that the ultimate resolution of these matters will not have a material adverse effect on our business, financial condition, results of operation, or cash flows.

ITEM 1A.  RISK FACTORS.

There have been no material changes to the Risk Factors disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015 and our Quarterly Report on Form 10-Q/A for the fiscal quarter ended March 31, 2016.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Issuer Purchases of Equity Securities

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of a publicly announced program (a)	Approximate Dollar Value of Shares that may yet be Purchased Under the Plans or Programs ($ in thousands)

7/1/2016 to 7/31/2016	—	$—	—	$1,214

8/1/2016 to 8/30/2016	—	$—	—	$1,214

9/1/2016 to 9/30/2016	—	$—	—	$1,214

Total	—	$—	—	$1,214

(a)
During the fourth quarter of 2015, the company had a publicly announced share repurchase program. Under this program, which was announced on September 24, 2015, the company's Board of Directors authorized the purchase of up to $3.5 million of company stock. The program has no expiration date.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  MINE SAFETY DISCLOSURE.

Not applicable.

ITEM 5.  OTHER INFORMATION.

Item 5.02            Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers.

(i) On November 7, 2016, the Board of Directors of Lifeway Foods, Inc. (the "Company") appointed Douglas A. Hass to serve as General Counsel and Assistant Corporate Secretary, effective November 7, 2016.

Douglas A. Hass, 40, has more than twenty years of legal, management, and operations experience, centered on technology-intensive businesses.  He joined the Company as Legal Counsel in March 2016 having most recently served as an attorney at international law firm DLA Piper LLP (US) where he advised and represented a wide range of public and privately-held manufacturers and technology companies on labor and employment law, technology/new media issues, intellectual property and restrictive covenants, and associated corporate law and litigation issues.  Prior to joining DLA Piper, Mr. Hass practiced law in Chicago, where he represented federal and state government and private-sector clients in a variety of labor and employment, corporate, and litigation matters. From 1998 until 2006, Mr. Hass was Chief Operations Officer at ImageStream, a multinational telecommunications and Internet networking equipment manufacturer. Prior to 1998, Mr. Hass was Vice President and Partner at Skye/net, a major Midwest-based Internet service provider.  Mr. Hass also founded country music website Roughstock.com.

Mr. Hass has been named one of Illinois' "40 under 40 Attorneys to Watch" by Chicago Lawyer Magazine, selected from thousands of attorney and law professor nominees from across the state.  He was also named a Rising Star by SuperLawyers for Illinois in labor and employment, has published more than a dozen articles in law journals and other publications, and has been a frequent invited speaker on a range of topics at legal and telecommunications industry conferences.  He holds a Juris Doctor from Indiana University Maurer School of Law in Bloomington, Indiana.

Employment Agreements

On March 5, 2016, the Company entered into an employment agreement with Mr. Hass.  Beginning in 2016, Mr. Hass began earning an annual base salary of $315,000.  Mr. Hass's base salary is subject to annual review by the Board.  The employment agreement also allows for an annual incentive payment of ten percent (10%) of his base salary based on the satisfaction of certain pre-established performance goals established by the Board. Mr. Hass is also eligible for certain equity and other long-term incentive awards, in the sole discretion of the Board. The Company may terminate Mr. Hass's employment for any lawful reason.

The foregoing descriptions of Mr. Hass's employment agreement are qualified in their entirety by reference to the full text of Mr. Hass's employment agreement, which is attached hereto as Exhibit 10.1, and incorporated herein by reference.

Family Relationships

There is no family relationship between Mr. Hass and any director or executive officer of the Company.

Related Party Transactions

Mr. Hass has no direct or indirect material interest in any transaction required to be disclosed pursuant to Item 404(a) of Regulation S-K.

ITEM 6.  EXHIBITS.

10.1	Employment Agreement dated March 5, 2016 with Douglas A. Hass
31.1	Officer's Certificate Pursuant to 15 U.S.C. 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Officer's Certificate Pursuant to 15 U.S.C. 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1*	Press release dated November 9, 2016 reporting the Company's financial results for the nine months ended September 30, 2016.
101	Interactive Data Files.

* This exhibit is furnished and will not be deemed "filed."

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIFEWAY FOODS, INC.

Date: November 9, 2016	By:	/s/ Julie Smolyansky
Julie Smolyansky
Chief Executive Officer, President, and Director
(Principal Executive Officer)

Date: November 9, 2016	By:	/s/ John P. Waldron
John P. Waldron
Chief Financial Officer (Principal Financial and Accounting Officer)

INDEX OF EXHIBITS

10.1	Employment Agreement dated March 5, 2016 with Douglas A. Hass
31.1	Officer's Certificate Pursuant to 15 U.S.C. 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Officer's Certificate Pursuant to 15 U.S.C. 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1*	Press release dated November 9, 2016 reporting the Company's financial results for the nine months ended September 30, 2016.
101	Interactive Data Files.

* This exhibit is furnished and will not be deemed "filed."