Form 10-K/A
period 2015-12-31
LIFEWAY FOODS INC
filed 2017-04-10
CIK 814586

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

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

EXPLANATORY NOTE

On November 4, 2016, the Audit Committee of the Board of Directors (the "Board") of Lifeway Foods, Inc. (the "Company"), upon the recommendation of management, determined that the consolidated financial statements  (the "Previously Issued Financial Statements") presented in the Company's reports for the annual period ended December 31, 2015, and the reports of the independent registered public accounting firm thereon, and related quarterly periods for the annual period ended December 31, 2015 as set forth in the Company's previous filings with the Securities and Exchange Commission (the "SEC") (the "Revised Periods") should no longer be relied upon as a result of the following classification errors:

•	During fiscal year 2015 certain indirect manufacturing overhead costs were classified as an element of General and Administrative (G&A) expenses in our Statements of Income and Comprehensive Income. These indirect manufacturing overhead costs are more appropriately classified as an element of Cost of Goods Sold.

A description of the restatement is presented in Note 1, under the caption Restatements of prior period financial statements. The classification errors described above have no impact on the Company's previously-reported net sales, income from operations, net income, or basic and diluted earnings per common share presented in its Consolidated Statements of Income and Comprehensive Income, nor does it have a material effect on the Company's previously-reported Consolidated Balance Sheets, Consolidated Statements of Cash Flows, or Consolidated Statements of Changes in Stockholders' Equity.

Additionally, during the first quarter of 2015 certain executive compensation was classified in Selling expenses that management determined should be classified as G&A expenses. Management has determined that these compensation reclassifications are not material.

This Form 10-K/A reflects changes to the Company’s consolidated financial statements and certain notes to the consolidated financial statements including Note 1, Basis of presentation, out of period adjustments and restatements of prior periods. In addition, in connection with the restatement this Form 10-K/A reflects the revisions to Management's Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of Part II and revisions to the disclosures regarding controls and procedures in Item 9A of Part II.

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

DISTRIBUTION

Lifeway's products reach the consumer through three primary "route-to-market" pathways:

•	Direct store delivery ("DSD");

•	Retail-direct; and,

•	Distributor.

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

We intend to continue to grow our business in part through the acquisition of new brands and through the establishment of strategic alliances including potential joint ventures .. We cannot be certain that we will successfully be able to:

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

Common stock price

The following table shows the high and low sale prices per share of our common stock as reported on The Nasdaq Global Market for each quarter during the two most recent fiscal years is set forth in the following table:

	Common Stock Price Range
	2014
	Low	High
First Quarter	$13.35	$15.99
Second Quarter	$12.59	$15.50
Third Quarter	$12.34	$14.78
Fourth Quarter	$15.00	$20.33

	2015
First Quarter	$16.79	$22.38
Second Quarter	$17.20	$21.90
Third Quarter	$10.16	$20.00
Fourth Quarter	$9.88	$12.56

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

17

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

(b)	Includes 30,000 shares purchased by the company in privately negotiated transactions, in accordance with all applicable securities laws and regulations.

ITEM 6           SELECTED FINANCIAL DATA

The following table sets forth selected financial data for each of the fiscal years in the five-year period ended December 31, 2015:

Thousands except per share information	2015	2014	2013	2012	2011
Net Sales	$118,587	$118,960	$97,524	$81,351	$69,970
Income from Operations	4,403	4,235	8,031	8,845	5,076
Net Income	1,972	1,956	4,990	5,620	2,855
Total assets	64,918	63,424	63,674	53,507	51,473
Notes payable	7,119	8,125	8,999	4,956	5,540
Total equity	45,256	44,700	42,950	39,313	35,357
Basic and diluted earnings per common share	0.12	0.12	0.31	0.34	0.17
Dividends per share	–	–	0.08	0.07	–

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

Cost of goods sold & gross profit

The following table summarizes our cost of goods sold and gross profit:

	Year ended December 31,		Change
	2015	2014	$	%
Purchases, net	$51,776	$59,378	$(7,602)	-12.8%
Testing	113	51	62	121.6%
Supplies	2,026	1,414	612	43.3%
Salaries production	12,078	9,465	2,613	27.6%
Contract work	145	158	(13)	-8.2%
Freight	13,206	12,790	416	3.3%
Labor and overhead	6,948	4,305	2,643	61.4%

Cost of Goods Sold, excluding depreciation	86,292	87,561	(1,269)	-1.4%
Depreciation expense	2,413	2,536	(123)	-4.9%
Cost of Goods Sold	$88,705	$90,097	$(1,392)	-1.5%
Gross profit	$29,882	$28,863	$1,019	3.5%
Gross Profit % to net sales	25.2%	24.3%

Gross profit as a percent of net sales increased to 25.2% during the year ended December 31, 2015 from 24.3% during the same period in 2014. The increase in the gross profit percent reflects lower input costs, primarily lower milk prices, partially offset by higher labor and overhead costs and the elevated level of promotional allowances and discounts given to customers. During the second quarter of 2015, our Waukesha facility began producing kefir, requiring the classification of certain of the facility’s labor and overhead costs as Cost of Goods Sold, versus their classification as G&A in 2014 (before production had begun). The higher labor and overhead costs in 2015 reflects the Waukesha production and its relatively low capacity utilization.

Selling Expenses

The following table summarizes our selling expenses:

	Year ended December 31,		Change
	2015	2014	$	%
Salesperson commissions	$2,285	$2,259	$26	1.2%
Advertising	5,006	3,875	1,131	29.2%
Salaries	3,627	3,331	296	8.9%
Other marketing & promotion costs	216	403	(187)	-46.4%
Travel	758	1,743	(985)	-56.5%
Selling expense	$11,892	$11,611	$281	2.4%
% to net sales	10.0%	9.8%

Selling expenses increased by $281 or 2.4% to $11,892 during the year ended December 31, 2015 from $11,611 during the same period in 2014 reflecting an increase in advertising and higher salaries and partially offset by lower travel related costs. The lower travel related costs reflects a concerted effort to contain these costs in 2015. Selling expenses as a percentage of sales were 10.0% for the year ended December 31, 2015 compared to 9.8% for the same period in 2014.

General and administrative expenses

The following table summarizes our general and administrative expenses:

	Year ended December 31,		Change
	2015	2014	$	%
Salaries	$6,671	$6,177	$494	8.0%
Rent	265	298	(33)	-11.1%
Equipment lease	12	8	4	50%
Auto expense	135	93	42	45.2%
Office supplies	167	325	(158)	-48.6%
Professional fees	4,768	3,086	1,682	54.5%
Telephone expense	165	99	66	66.7%
Facilities	211	1,515	(1,304)	-86.1%
Miscellaneous	477	700	(223)	-31.8%
General & administrative expense	$12,871	$12,301	$570	4.6%
% to net sales	10.9%	10.3%

General and administrative expenses increased $570 or 4.6% to $12,871 during the year ended December 31, 2015 from $12,301 during the same period in 2014. The increase is primarily a result of increases in professional fees and salaries partially offset by lower facilities costs. Professional fees, which consists primarily of legal and accounting fees increased by $1,682 or 54.5% to $4,768 during the year ended December 31, 2015 from $3,086 during the same period in 2014. The higher professional fees primarily arise from our process improvement initiatives aimed at remediating internal control deficiencies, redundancies and inefficiencies associated with retaining a new audit firm, elevated legal fees associated the company's delayed SEC filings and related matters, and fees paid to executive search firms. During the second quarter of 2015, our Waukesha facility began producing kefir, requiring the classification of certain of the facility’s 2015 labor and overhead costs as Cost of Goods Sold, versus their classification as G&A in 2014 (before production had begun). The lower facilities costs in 2015 were primarily driven by this change in classification.

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

Cost of goods sold & gross profit

The following table summarizes our cost of goods sold and gross profit:

	Year ended December 31,		Change
	2014	2013	$	%
Purchases, net	$59,379	$47,145	$12,234	25.9%
Testing	51	37	14	37.8%
Supplies	1,414	780	634	81.3%
Salaries production	9,465	7,981	1,484	18.6%
Contract work	158	69	89	129.0%
Freight	12,790	9,560	3,230	33.8%
Labor and overhead	4,304	2,703	1,601	59.2%
Cost of Goods Sold, excluding depreciation	87,561	68,275	19,286	28.2%
Depreciation expense	2,536	1,626	910	56.0%
Cost of Goods Sold	$90,097	$69,901	$20,196	28.9%
Gross profit	$28,863	$27,623	$1,240	4.5%
Gross Profit % to net sales	24.3%	28.3%

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

Depreciation expense increased by $910 (approximately 56.0%) to $2,536 during the year ended December 31, 2014 from $1,627 during the year ended December 31, 2013. The increase is partially attributable to an increase in depreciation expense of $470 during 2014 related to an adjustment to the useful lives of the Starfruit leasehold improvements and the depreciation expense of $320 associated with assets placed in service at the Lifeway Wisconsin location since July 2013.

Selling Expenses

The following table summarizes our selling expenses:

	Year ended December 31,		Change
	2014	2013	$	%
Salesperson commissions	$2,259	$1,989	$270	13.6%
Advertising	3,875	2,439	1,436	58.9%
Salaries	3,311	2,823	508	18.0%
Promotions payable	403	247	156	63.2%
Travel	1,743	1,633	110	6.7%
Selling expense	$11,611	$9,131	$2,480	27.2%
% to net sales	9.8%	9.4%

Selling expenses increased by $2,480 (approximately 27.2%) to $11,611 during the year ended December 31, 2014 from $9,131 during the year ended December 31, 2013. This increase resulted primarily from increases in advertising and salaries.

Advertising increased $1,436 (approximately 58.9%) to $3,875 during the year ended December 31, 2014 from $2,439 during the year ended December 31, 2013. The increase was a result of a greater volume of advertisements purchased.

Salaries increased $508 (approximately 18.0%) to $3,311 during the year ended December 31, 2014 from $2,823 during the year ended December 31, 2013. The increase was a result of additional headcount and incentive compensation.

General and administrative expenses

The following table summarizes our general and administrative expenses:

	Year ended December 31,		Change
	2014	2013	$	%
Salaries	$6,177	$4,570	$1,607	35.2%
Rent	298	347	(49)	-14.1%
Equipment lease	8	5	3	60.0%
Auto expense	93	70	23	32.9%
Office supplies	325	302	23	7.6%
Professional fees	3,086	2,525	561	22.2%
Telephone expense	99	72	27	37.5%
Facilities	1,515	1,370	145	10.6%
Miscellaneous	700	487	213	43.7%
General & administrative expense	$12,301	$9,748	$2,553	26.2%
General & administrative expense % to net sales	10.3%	10.0%

General and administrative expenses increased $2,553 (approximately 26.2%) to $12,301 during the year ended December 31, 2014 from $9,748 during the year ended December 31, 2013. The increase is primarily a result of an increase in salaries and professional fees.

Salaries increased $1,607 (approximately 35.2%) to $6,177 during the year ended December 31, 2014 from $4,570 during the year ended December 31, 2013. The increase reflects higher compensation for the Company’s senior executives.

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

Off-Balance Sheet Arrangements

We do not have any off-balance sheet financing arrangements.

Contractual Obligations

	Payments due by period
Contractual obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt Obligations	$7,959	$840	$7,119	$–	–
Operating Lease Obligations	$210	$70	$140	$–	–
Total	$8,169	$910	$7,259	$–	–

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

LIFEWAY FOODS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

December 31, 2015 and 2014

(In thousands)

	December 31,
	2015 Restated	2014
Current assets
Cash and cash equivalents	$5,646	$3,260
Investments, at fair value	2,091	2779
Certificates of deposits in financial institutions	513	150
Inventories	7,664	5,814
Accounts receivable, net of allowance for doubtful accounts and discounts of $1,800 and $1,050 in 2015 and 2014 respectively	9,886	10,214
Prepaid expenses and other current assets	156	252
Other receivables	45	134
Deferred income taxes	556	408
Refundable income taxes	449	1,141
Total current assets	27,006	24,152

Property and equipment, net	21,375	21,892

Intangible assets
Goodwill & indefinite-lived intangibles	14,068	14,068
Other intangible assets, net	2,344	3,060
Total intangible assets	16,412	17,128

Other Assets	125	252
Total assets	$64,918	$63,424

Current liabilities
Current maturities of notes payable	$840	$872
Accounts payable	8,393	5,587
Accrued expenses	1,538	2,066
Accrued income taxes	52	–
Total current liabilities	10,823	8,525

Notes payable	7,119	8,125

Deferred income taxes	1,719	2,074
Total liabilities	19,661	18,724

Stockholders' equity
Common stock, no par value; 40,000 shares authorized; 17,274, shares issued; 16,210 and 16,346 shares outstanding at 2015 and 2014	6,509	6,509
Paid-in-capital	2,033	2,033
Treasury stock, at cost	(9,730)	(8,188)
Retained earnings	46,516	44,544
Accumulated other comprehensive loss, net of taxes	(71)	(198)
Total stockholders' equity	45,257	44,700

Total liabilities and stockholders' equity	$64,918	$63,424

See accompanying notes to consolidated financial statements

LIFEWAY FOODS, INC. AND SUBSIDIARIES

Consolidated Statements of Income and Comprehensive Income

December 31, 2015, 2014 and 2013

(In thousands, except per share data)

	2015 Restated	2014	2013
Gross Sales	$137,244	$130,216	$108,966
Less: discounts and allowances	(18,657)	(11,256)	(11,442)
Net sales	118,587	118,960	97,524

Cost of goods sold	86,292	87,561	68,275
Depreciation expense	2,413	2,536	1,626
Total cost of goods sold	88,705	90,097	69,901

Gross profit	29,882	28,863	27,623

Selling expenses	11,892	11,611	9,131
General and administrative	12,871	12,301	9,748
Amortization expense	716	716	713
Total operating expenses	25,479	24,628	19,592

Income from operations	4,403	4,235	8,031

Other income (expense):
Interest and dividend income	112	122	116
Rental income	7	4	12
Interest expense	(236)	(277)	(203)
Gain (Loss) on sale of investments, net reclassified from OCI	(72)	99	195
Gain (Loss) on sale of equipment	253	7	(305)
Impairment of investments	(475)	–	–
Other Income (Expense)	–	8	11
Total other income (expense)	(411)	(37)	(174)

Income before provision for income taxes	3,992	4,198	7,857

Provision for income taxes	2,020	2,242	2,867

Net income	$1,972	$1,956	$4,990

Basic and diluted earnings per common share	$0.12	$0.12	$0.31

Weighted average number of shares outstanding	16,331	16,346	16,346

COMPREHENSIVE INCOME
Net income	$1,972	$1,956	$4,990
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on investments, net of $30, $94 and ($50) of taxes	(47)	(146)	64
Reclassifications to earnings:
Other than temporary impairment of investments, net of $84 of taxes	130	–	–
Realized (gains) losses on investments, net of ($28), $39 and $85 of taxes	44	(60)	(110)
Comprehensive income	$2,099	$1,750	$4,944

See accompanying notes to consolidated financial statements

LIFEWAY FOODS, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders' Equity

For the Years Ended December 31, 2015, 2014 and 2013

(In thousands)

							Accumulated
							Other
	Common Stock						Comprehensive
	Issued		In treasury		Paid In	Retained	Income (Loss),	Total
	Shares	$	Shares	$	Capital	Earnings	Net of Tax	Equity

Balances at January 1, 2013	17,274	$6,509	(928)	$(8,188)	$2,033	$38,905	$54	$39,313

Other comprehensive income	–	–	–	–	–	–	(46)	(46)

Net income for the year ended December 31, 2013	–	–	–	–	–	4,990		4,990
Dividends declared ($.08 per share)						(1,307)		(1,307)

Balances at December 31, 2013	17,274	$6,509	(928)	$(8,188)	$2,033	$42,588	$8	$42,950

Balances at January 1, 2014	17,274	$6,509	(928)	$(8,188)	$2,033	$42,588	$8	$42,950

Other comprehensive income	–	–	–	–	–		(206)	(206)

Net income for the year ended December 31, 2014	–	–	–	–	–	1,956		1,956

Balances at December 31, 2014	17,274	$6,509	(928)	$(8,188)	$2,033	$44,544	$(198)	$44,700

Balances at January 1, 2015	17,274	$6,509	(928)	$(8,188)	$2,033	$44,544	$(198)	$44,700

Other comprehensive income	–	–	–	–	–		127	127

Treasury stock purchased			136	(1,542)				(1,542)

Net income for the year ended December 31, 2015	–	–	–	–	–	1,972		1,972

Balances at December 31, 2015	17,274	$6,509	(1,064)	$(9,730)	$2,033	$46,516	$(71)	$45,257

See accompanying notes to consolidated financial statements

LIFEWAY FOODS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2015, 2014 and 2013

(In thousands)

	December 31,
	Restated 2015	2014	2013

Cash flows from operating activities:
Net income	$1,972	$1,956	$4,990
Adjustments to reconcile net income to operating cash flow:
Depreciation and amortization	3,129	3,252	2,339
Loss (Gain) on sale of investments, net	72	(99)	(196)
Impairment of investments	475	–	–
Deferred income taxes	(585)	(720)	(238)
Bad debt expense	73	205	33
(Gain) Loss on sale of equipment	(253)	(7)	305
(Increase) decrease in operating assets:
Accounts receivable	507	55	(1,742)
Other receivables	89	(31)	(94)
Inventories	(1,849)	1,085	(960)
Refundable income taxes	691	(126)	(930)
Prepaid expenses and other current assets	95	(124)	(6)
Increase (decrease) in operating liabilities:
Accounts payable	2,229	(1,136)	2,466
Accrued expenses	48	782	128
Income taxes payable	52	–	(254)
Net cash provided by operating activities	6,745	5,092	5,841

Cash flows from investing activities:
Purchases of investments	(1,489)	(3,280)	(3,519)
Proceeds from sale of investments	1,714	2,774	3,001
Redemption of certificates of deposits	272	15	424
Investments in certificates of deposits	(635)	(150)	–
Purchases of property and equipment	(1,995)	(3,684)	(8,480)
Proceeds from sale of equipment	353	64	711
Net cash used in investing activities	(1,780)	(4,261)	(7,863)

Cash flows from financing activities:

Purchase of treasury stock	(1,542)	–	–
Dividends paid	–	–	(1,308)
Net proceeds from debt issuance	–	–	4,975
Repayment of notes payable	(1,037)	(877)	(625)
Net cash provided by (used in) financing activities	(2,579)	(877)	3,042

Net increase (decrease) in cash and cash equivalents	2,386	(46)	1,020

Cash and cash equivalents at the beginning of the year	3,260	3,306	2,286

Cash and cash equivalents at the end of the year	$5,646	$3,260	$3,306

Supplemental cash flow information:
Cash paid for income taxes	$2,245	$3,080	$4,363
Cash paid for interest	$235	$267	$206

See accompanying notes to consolidated financial statements

LIFEWAY FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2015, 2014 and 2013

(In thousands)

Note 1 - Basis of presentation, out of period adjustments and restatement of prior period

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

Restatements of prior period financial statements

Matters affecting the statement of income and comprehensive income

During fiscal year 2015 certain indirect manufacturing overhead costs were classified as an element of General and Administrative (G&A) expense in our previously issued Statements of Income and Comprehensive Income. These indirect manufacturing overhead costs are more appropriately classified as an element of Cost of Goods Sold. Accordingly, the classification errors have been restated in the Consolidated Statements of Income and Comprehensive Income.

These classification errors have no impact on the Company's previously-reported net sales, income from operations, net income, or basic and diluted earnings per common share presented in its Consolidated Statements of Income and Comprehensive Income.

The Company determined the classification errors related to the 2015 Consolidated Statements of Income and Comprehensive Income were quantitatively large enough to require a restatement of 2015 and has captioned those periods as “restated.”

Matters affecting the balance sheet and statement of cash flows

The Company also determined that certain operating assets and liabilities at December 31, 2015 were not properly classified in our previously issued Consolidated Balance Sheets. These classification errors did not have a material impact on the Company's previously issued Consolidated Balance Sheets and Consolidated Statements of Cash Flows. To provide a higher degree of transparency and enhanced comparability between periods, these classification errors have been restated. Certain trade receivables at December 31, 2015 were reclassified from non-current assets to current assets to reflect the expected settlement of those receivables within one year; certain investments that do not meet the definition of available-for-sale securities were reclassified from investments at fair value to other assets; and we reclassified certain accounts payable amounts from accrued expenses to accounts payable.

Reclassifications of prior period financial statements

During the first quarter of 2015, certain executive compensation expense was classified as Selling expenses that management determined should have been classified as G&A expense. These classification changes are reflected in the Consolidated Statements of Income and Comprehensive Income for 2015. The reclassification has also been reflected in the 2014 and 2013 Consolidated Statements of Income and Comprehensive Income to conform to the 2015 presentation and such reclassifications do not change total operating expenses or net income in those periods.

These adjustments had the following impact on our 2015 interim and annual Consolidated Statement of Income and Comprehensive Income:

	(Unaudited) Three Months Ended March 31, 2015			(Unaudited) Six Months Ended June 30, 2015
	As Previously Reported (a)	Adjustment	As Restated	As Previously Reported (a)	Adjustment	As Restated

Net Sales	$29,622	$–	$29,622	$59,443	$–	$59,443
Cost of Goods Sold	21,239	458	21,697	44,044	1,017	45,061
Gross Profit	8,383	(458)	7,925	15,399	(1,017)	14,382

Selling expenses	3,302	–	3,302	5,920	–	5,920
General & administrative	3,492	(458)	3,034	7,662	(1,017)	6,645
Amortization	179	–	179	358	–	358
Operating expenses	6,973	(458)	6,515	13,940	(1,017)	12,923

Income from Operations	$1,410	$–	$1,410	$1,459	$–	$1,459

	(Unaudited) Nine Months Ended September 30, 2015			Twelve Months Ended December 31, 2015
	As Previously Reported (c)	Adjustment (b)	As Restated	As Previously Reported (d)	Adjustment (b)	As Restated

Net Sales	$89,042	$–	$89,042	$118,587	$–	$118,587
Cost of Goods Sold	64,588	1,137	65,725	86,986	1,719	88,705
Gross Profit	24,454	(1,137)	23,317	31,601	(1,719)	29,882

Selling expenses	9,486	(860)	8,626	12,752	(860)	11,892
General & administrative	10,920	(277)	10,643	13,730	(859)	12,871
Amortization	537	–	537	716	–	716
Operating expenses	20,943	(1,137)	19,806	27,198	(1,719)	25,479

Income from Operations	$3,511	$–	$3,511	$4,403	$–	$4,403

(a) As previously reported in our first and second quarter 2016 Form 10-Q filings.

(b) Includes the reclassification of certain executive compensation from Selling to G&A expenses.

(c) As previously reported in our third quarter 2015 Form 10-Q filed on November 9, 2015.

(d) As previously reported in our 2015 Form 10-K filed on March 16, 2016.

The reclassifications related to certain executive compensation had the following impact on our 2014 and 2013 Consolidated Statement of Income and Comprehensive Income:

	Twelve Months Ended December 31, 2014			Twelve Months Ended December 31, 2013
	As Previously Reported (d)	Reclassification	As Revised	As Previously Reported (d)	Reclassification	As Revised

Selling expenses	$14,534	$(2,923)	$11,611	$11,296	$(2,165)	$9,131
General & administrative	9,378	2,923	12,301	7,583	2,165	9,748
Amortization	716	–	716	713	–	713
Operating expenses	$24,628	$–	$24,628	$19,592	$–	$19,592

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

Earnings per common share

Earnings per common share were computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. For the years ended December 31, 2015, 2014, and 2013, there were no common stock equivalents outstanding.

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

Note 3 - Intangible Assets

Goodwill & indefinite-lived intangible assets consists of the following:

	December 31,
	2015	2014
Goodwill	$10,368	$10,368
Brand names	3,700	3,700
Goodwill & indefinite lived intangible assets	$14,068	$14,068

Other intangible assets, net consists of the following:

	December 31,
	2015	2014
Recipes	$44	$44
Customer lists and other customer related intangibles	4,529	4,529
Customer relationship	985	985
Trade names	2,248	2,248
Formula	438	438
	8,244	8,244
Accumulated amortization	5,900	5,184
Intangible assets, net	$2,344	$3,060

Amortization expense is expected to be approximately the following for the years ending December 31:

2016	$697
2017	672
2018	635
2019	210
2020	130
$2,344

Note 4 - Investments

The cost and fair value of investments classified as available for sale are as follows:

December 31, 2015	Cost	Unrealized Gains	Unrealized Losses	Fair Value

Common stocks & ETF's	$690	$17	$(94)	$613
Mutual Funds	27	–	(1)	26
Preferred Securities	98	6	–	104
Corporate Bonds	1,393	43	(88)	1,348
Total	$2,208	$66	$(183)	$2,091

December 31, 2014	Cost	Unrealized Gains	Unrealized Losses	Fair Value

Common stocks & ETF's	$530	$20	$(64)	$486
Mutual Funds	445	–	(11)	435
Preferred Securities	180	–	(2)	178
Corporate Bonds	1,949	2	(270)	1,680
Total	$3,104	$22	$(347)	$2,779

December 31, 2013	Cost	Unrealized Gains	Unrealized Losses	Fair Value

Common stocks & ETF's	$1,006	$98	$(32)	$1,072
Mutual Funds	55	2	–	57
Preferred Securities	465	13	(16)	462
Corporate Bonds	973	1	(49)	925
Total	$2,499	$114	$(97)	$2,516

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

The following table shows the gross unrealized losses and fair value of the Company's investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2015, 2014 and, 2013:

	Less Than 12 Months		12 Months or Greater		Total
December 31, 2015	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Common stocks & ETF's	$225	$(72)	$152	$(22)	$377	$(94)
Mutual Funds	26	(1)	–	–	26	(1)
Preferred Securities	–	–	–	–	–	–
Corporate Bonds	370	(32)	479	(56)	849	(88)
	$621	$(105)	$631	$(78)	$1,252	$(183)

	Less Than 12 Months		12 Months or Greater		Total
December 31, 2014	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Common stocks & ETF's	$162	$(49)	$141	$(15)	$303	$(64)
Mutual Funds	435	(10)	–	–	435	(10)
Preferred Securities	81	(2)	–	–	81	(2)
Corporate Bonds	1,056	(195)	497	(76)	1,553	(271)
	$1,734	$(256)	$638	$(91)	$2,372	$(347)

	Less Than 12 Months		12 Months or Greater		Total
December 31, 2013	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Common stocks & ETF's	$213	$(32)	$–	$–	$213	$(32)
Mutual Funds	–	–	–	–	–	–
Preferred Securities	224	(15)	–	–	224	(15)
Corporate Bonds	616	(43)	97	(7)	713	(50)
	$1,053	$(90)	$97	$(7)	$1,150	$(97)

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

Note 5 - Inventories

Inventories consist of the following:

	December 31,
	2015	2014
Finished goods	$2,946	$2,373
Production supplies	2,636	2,070
Raw materials	2,082	1,371
Total inventories	$7,664	$5,814

Note 6 - Property and equipment

Property and equipment consist of the following:

	December 31,
	2015	2014
Land	$1,807	$1,856
Buildings and improvements	16,387	15,126
Machinery and equipment	22,907	20,435
Vehicles	1,298	1,245
Office equipment	709	465
Construction in process	311	2,409
	43,419	41,536
Less accumulated depreciation	22,044	19,644
Total property and equipment	$21,375	$21,892

Note 7 - Accrued Expenses

Accrued expenses consist of the following:

	December 31,
	2015	2014
Accrued payroll and payroll taxes	$859	$892
Accrued property tax	377	331
Other	3,027	843
	$1,538	$2,066

Note 8 - Notes Payable

Notes payable consist of the following:

	December 31,
	2015	2014

Variable rate bank notes due May 31, 2018. Principal and interest payable monthly with a balloon payment due at maturity.	$3,846	$4,352

Variable rate bank notes due May 31, 2019. Principal and interest payable monthly with a balloon payment due at maturity.	4,113	4,584

5.99% secured equipment notes fully paid and extinguished July, 2015	–	12

6.65% secured equipment notes fully paid and extinguished July, 2015	–	49
Total notes payable	7,959	8,997
Less current maturities	840	872
Total long-term portion	$7,119	$8,125

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

Note 10 - Income taxes

The provision for income taxes consists of the following:

	For the Years Ended December 31,
	2015	2014	2013
Current:
Federal	$1,888	$2,143	$2,552
State and local	717	819	554
Total current	2,605	2,962	3,106
Deferred	(585)	(720)	(239)
Provision for income taxes	$2,020	$2,242	$2,867

A reconciliation of the U.S. federal statutory rate to the effective tax rate used in the provision for income taxes is as follows:

	2015		2014		2013
	Amount	Percentage	Amount	Percentage	Amount	Percentage
Federal income tax expense computed at the statutory rate	$1,357	34.0%	$1,428	34.0%	$2,666	34.0%
State and local tax expense, net	337	8.4%	215	5.1%	745	9.5%
U.S. domestic manufacturers' deduction & other permanent differences	300	7.5%	464	11.0%	(455)	(5.8)%
Additions for tax positions of prior years	50	1.3%	215	5.1%	0	0%
Change in tax rates	–	0%	(138)	(3.2)%	0	0%
Change in tax estimate	(24)	(0.6)%	58	1.4%	(89)	(1.1)%
Provision for income taxes	$2,020	50.6%	$2,242	53.4%	$2,867	36.6%

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2015	2014	2013
Balance at January 1	$215	$–	$–
Additions for tax positions of prior years	50	215	–
Balance at December 31	$265	$215	$–

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

Amounts for deferred tax assets and liabilities are as follows:

	December 31,
	2015	2014	2013
Non-current deferred tax assets (liabilities) arising from:

Accumulated depreciation and amortization	$(1,719)	$(2,074)	$(2,896)
Capital loss carry-forwards	–	–	53
Total non-current net deferred tax liabilities	(1,719)	(2,074)	(2,843)
Current deferred tax assets arising from:
Capital loss carry-forward & investment impairment	164	9	–
Unrealized losses (gain) on investments	45	127	(8)
Inventory	308	233	308
Allowances for doubtful accounts and discounts	39	39	22
Total current deferred tax assets	556	408	322
Net deferred tax liability	$(1,163)	$(1,666)	$(2,521)

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

The following table sets forth by level, within the fair value hierarchy, the Company's financial assets measured at fair value on a recurring basis for the years ended December 31, 2015 and 2014. The assets presented here are classified in their entirety based on the lowest level of input that is significant to the fair value measurement:

	Assets at Fair Value as of December 31, 2015
	Level 1	Level 2	Level 3	Total

Mutual Funds	$26	$–	$–	$26
Common Stocks & ETF's	613	–	–	613
Preferred Securities	–	104	–	104
Corporate Bonds	–	1,187	161	1,348

	Assets at Fair Value as of December 31, 2014
	Level 1	Level 2	Level 3	Total

Mutual Funds	$435	$–	$–	$435
Common Stocks & ETF's	486	–	–	486
Preferred Securities	–	178	–	178
Corporate Bonds	–	1,680	–	1,680

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

In our opinion, the consolidated financial statements referred to above, restated as discussed in note 1, present fairly, in all material respects, the financial position of Lifeway Foods, Inc. and Subsidiaries as of December 31, 2015, and the results of their operations and their cash flows for the year then ended, in conformity with generally accepted accounting principles in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relationship to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in note 1 to the consolidated financial statements, the Company's 2015 consolidated financial statements have been restated to correct certain misstatements.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Lifeway Foods, Inc. and Subsidiaries' internal control over financial reporting as of December 31, 2015, based on criteria established in the Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated April 7, 2017 expressed an adverse opinion thereon.

/s/ Mayer Hoffman McCann P.C.

Chicago, Illinois

April 7, 2017

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

3)

Accounting for inventory – The Company’s inventory compilation procedures are highly manual and were not designed to ensure that (a) all inventory that is counted in their physical inventory is properly included in the priced-out-physical inventory and (b) the costs used to extend the physical count were accurate.

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

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet and the related consolidated statements of income and comprehensive income, stockholders' equity, and cash flows of the Company, and our report dated April 7, 2017 expressed an unqualified opinion.

/s/ Mayer Hoffman McCann P.C.

Chicago, Illinois

April 7, 2017

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

The attestation report of Mayer Hoffman McCann P.C., the company's independent registered public accounting firm, regarding the company's internal control over financial reporting is provided under "Financial Statements and Supplementary Data."

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

Clarifying note: On April 7, 2017 the Company filed this Form 10-K/A to correct certain reclassification errors that are more fully described in Note 1 to the consolidated financial statements. The reclassification errors are consistent with and arise from the material weaknesses as they were described below at the time of the original 2015 Form 10-K filing. The identification and correction of such errors are a reflection of management’s remediation of those material weaknesses. Further, during fiscal 2016 we identified an additional material weakness in the area of inventory that we believe existed as of December 31, 2015 and have provided the related discussion below.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Material Weaknesses as of December 31, 2015 (the "2015 Material Weaknesses")

1.	Financial reporting controls -

a.	The financial statement preparation process requires the involvement of a small team of company employees and the preparation process lacks sufficient, competent and independent review.

b.	The Company has not consistently demonstrated effective preparation, support and review practices over journal entries and account reconciliations.

2.	Accounting for income taxes - The Company did not have adequate design of controls that provide reasonable assurance that the accounting for income taxes was in accordance with U.S. GAAP. Specifically, we relied on third-party subject matter experts and did not have sufficient technical expertise in the income tax function to provide adequate review and control with respect to the complete and accurate recording of inputs to the consolidated income tax provision and related accruals.

3.	Accounting for inventory - Our inventory compilation procedures are highly manual and were not designed to ensure that (a) all inventory that is counted in our quarterly physical inventory is properly included in the priced-out-physical inventory and (b) that the costs used to extend the physical count were accurate.

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

PART IV

ITEM 15.        EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

1.	A list of the Financial Statements and Financial Statement Schedules filed as part of this Report is set forth in Part II, Item 8, which list is incorporated herein by reference.

2.	Financial Statement Schedules

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

LIFEWAY FOODS, INC.

Date: April 7, 2017	By:	/s/ John P. Waldron
John P. Waldron
Chief Financial Officer

INDEX OF EXHIBITS

3.1	Amended and Restated Bylaws (incorporated by reference to Exhibit No. 3.5 to Lifeway's Current Report on Form 8-K dated and filed on December 10, 2002 (File No. 000-17363)).

3.2	Articles of Incorporation, as amended and currently in effect (incorporated by reference to Exhibit 3.2 to Lifeway's Current Report on Form 10-K dated December 31, 2013 and filed on April 2, 2014 (File No. 000-17363)).

4.1	Revolving Note dated February 6, 2009 (incorporated by reference to Exhibit 10.2 to Lifeway's Current Report on Form 8-K dated February 6, 2009 and filed on February 13, 2009 (File No. 000- 17363)).

4.2	Term Note dated February 6, 2009 (incorporated by reference to Exhibit 10.3 to Lifeway's Current Report on Form 8-K dated February 6, 2009 and filed on February 13, 2009 (File No. 000-17363)).

4.3	Promissory Note dated September 4, 2013 (incorporated by reference to Exhibit 4.1 to Lifeway's Current Report on Form 8-K dated September 4, 2013 and filed on September 20, 2013 (File No. 000-17363)).

10.1	Stock Purchase Agreement dated October 1, 1999 by and among Danone Foods, Inc., Lifeway Foods, Inc., Michael Smolyansky and certain other parties (incorporated by reference to Exhibit 10.10 to Lifeway's Current Report on Form 8-K dated October 1, 1999, and filed October 12, 1999 (File No. 000-17363)).

10.2	Stockholders' Agreement dated October 1, 1999 by and among Danone Foods, Inc., Lifeway Foods, Inc., Michael Smolyansky and certain other parties (incorporated by reference to Exhibit 10.11 to Lifeway's Current Report on Form 8-K dated October 1, 1999, and filed October 12, 1999 (File No. 000-17363)).

10.3	Letter Agreement dated December 24, 1999 (amending original Stockholders' Agreement with Danone Foods, Inc.) (incorporated by reference to Exhibit 10.12 to Lifeway's Current Report on Form 8-K dated December 24, 1999, and filed January 12, 2000 (File No. 000-17363)).

10.4	Employment Agreement, dated September 12, 2002, between Lifeway Foods, Inc. and Julie Smolyansky (incorporated by reference to Exhibit 10.14 to Amendment No. 2 filed April 30, 2003 to Lifeway's Quarterly Report on Form 10- QSB/A for the quarter ended September 30, 2002 (File No. 000-17363)).

10.5	Loan and Security Agreement dated February 6, 2009 by and among Lifeway Foods, Inc., Fresh Made, Inc., LFI Enterprises, Inc., Helios Nutrition Limited, Pride Main Street Dairy, LLC and Starfruit, LLC and The Private Bank and Trust Company (incorporated by reference to Exhibit 10.1 to Lifeway's Current Report on Form 8-K dated February 6, 2009 and filed on February 13, 2009 (File No. 000- 17363)).

10.6	First Modification Agreement dated August 13, 2009 by and among The PrivateBank and Trust Company, Lifeway Foods, Inc., Fresh Made, Inc., Helios Nutrition Limited, Pride of Main Street Dairy, LLC and Starfruit, LLC (incorporated by reference to Exhibit 10.15 to Lifeway's Annual Report on Form 10-K dated December 31, 2009 and filed on March 31, 2010 (File No. 000- 17363)).

10.7	Second Modification Agreement dated November 12, 2009 by and among The PrivateBank and Trust Company, Lifeway Foods, Inc., Fresh Made, Inc., Helios Nutrition Limited, Pride of Main Street Dairy, LLC and Starfruit, LLC (incorporated by reference to Exhibit 10.16 to Lifeway's Annual Report on Form 10-K dated December 31, 2009 and filed on March 31, 2010 (File No. 000- 17363)).

10.8	Third Modification Agreement dated February 6, 2010 by and among The PrivateBank and Trust Company, Lifeway Foods, Inc., Fresh Made, Inc., Helios Nutrition Limited, Pride of Main Street Dairy, LLC and Starfruit, LLC (incorporated by reference to Exhibit 10.17 to Lifeway's Annual Report on Form 10-K dated December 31, 2009 and filed on March 31, 2010 (File No. 000- 17363)).

10.9	Fourth Modification Agreement dated March 31, 2011 by and among The PrivateBank and Trust Company, Lifeway Foods, Inc., Fresh Made, Inc., Helios Nutrition Limited, Pride of Main Street Dairy, LLC and Starfruit, LLC (incorporated by reference to Exhibit 10.10 to Lifeway's Annual Report on Form 10-K dated December 31, 2010 and filed on March 31, 2011 (File No. 000- 17363)).

10.10	Fifth Modification Agreement dated June 20, 2011 by and among The PrivateBank and Trust Company, Lifeway Foods, Inc., Fresh Made, Inc., Helios Nutrition Limited, Pride of Main Street Dairy, LLC and Starfruit, LLC. (incorporated by reference to Exhibit 10.11 to Lifeway's Annual Report on Form 10-K dated December 31, 2012 and filed on April 1, 2013 (File No. 000-17363)).

10.11	Sixth Modification Agreement dated June 13, 2012, effective as of May 31, 2012, by and among The PrivateBank and Trust Company, Lifeway Foods, Inc., Fresh Made, Inc., Helios Nutrition Limited, Pride of Main Street Dairy, LLC and Starfruit, LLC. (incorporated by reference to Exhibit 10.12 to Lifeway's Annual Report on Form 10-K dated December 31, 2012 and filed on April 1, 2013 (File No. 000-17363)).

10.12	Seventh Modification to Loan and Security Agreement dated as of May 14, 2013, by and among The PrivateBank and Trust Company, Lifeway Foods, Inc., Fresh Made, Inc., Helios Nutrition Limited, Pride of Main Street Dairy, LLC, and Starfruit, LLC (incorporated by reference to Exhibit 10.1 to Lifeway's Quarterly Report on Form 10-Q dated March 31, 2013 and filed on May 15, 2013 (File No. 000-17363)).

10.13	Eighth Modification to Loan and Security Agreement dated as of September 4, 2013, by and among The PrivateBank and Trust Company, Lifeway Foods, Inc., Fresh Made, Inc., Helios Nutrition Limited, Pride of Main Street Dairy, LLC, Starfruit, LLC and Lifeway Wisconsin, Inc. (incorporated by reference to Exhibit 10.4 to Lifeway's Quarterly Report on Form 10-Q dated September 30, 2013 and filed on November 14, 2013 (File No. 000-17363)).

10.14	Ninth Modification to Loan and Security Agreement effective as of May 31, 2014, by and among The PrivateBank and Trust Company, Lifeway Foods, Inc., Fresh Made, Inc., Helios Nutrition Limited, Pride of Main Street Dairy, LLC, Starfruit, LLC and Lifeway Wisconsin, Inc.

10.15	Tenth Modification to Loan and Security Agreement dated as of August 28, 2014, by and among The PrivateBank and Trust Company, Lifeway Foods, Inc., Fresh Made, Inc., Helios Nutrition Limited, Pride of Main Street Dairy, LLC, Starfruit, LLC and Lifeway Wisconsin, Inc.

10.16	Asset Purchase Agreement dated as of May 14, 2013, by and between Charles A. Stanziale, Jr., in his capacity as Chapter 7 Trustee, by and on behalf of the Estate of Golden Guernsey Dairy, LLC and Lifeway Foods, Inc. (incorporated by reference to Exhibit 10.1 to Lifeway's Current Report on Form 8-K dated May 14, 2013 and filed on May 20, 2013 (File No. 000-17363)).

10.17	Mortgage, Security Agreement, Assignment of Rents and Leases and Fixture Filing dated as of September 4, 2013, by and between Lifeway Foods, Inc. and The PrivateBank and Trust Company (incorporated by reference to Exhibit 10.1 to Lifeway's Current Report on Form 8-K dated September 4, 2013 and filed on September 20, 2013 (File No. 000-17363)).

10.18	Amendment to Mortgage, Security Agreement, Assignment of Rents and Leases and Fixture Filing dated as of September 4, 2013, by and between Lifeway Foods, Inc. and The PrivateBank and Trust Company (incorporated by reference to Exhibit 10.5 to Lifeway's Quarterly Report on Form 10-Q dated September 30, 2013 and filed on November 14, 2013 (File No. 000-17363)).

10.19	Assignment of Rents and Leases dated as of September 4, 2013 executed by Lifeway Wisconsin, Inc. to and for the benefit of The PrivateBank and Trust Company (incorporated by reference to Exhibit 10.2 to Lifeway's Current Report on Form 8-K dated September 4, 2013 and filed on September 20, 2013 (File No. 000-17363)).

10.20	Environmental Indemnity Agreement dated as of September 4, 2013, executed by Lifeway Foods, Inc., Helios Nutrition Limited, Pride of Main Street Dairy, LLC, Starfruit, LLC and Lifeway Wisconsin, Inc. to and for the benefit of The PrivateBank and Trust Company. (incorporated by reference to Exhibit 10.3 to Lifeway's Current Report on Form 8-K dated September 4, 2013 and filed on September 20, 2013 (File No. 000-17363)).

10.21	Eleventh Modification to Loan and Security Agreement dated as of August 11, 2015, by and among The PrivateBank and Trust Company, Lifeway Foods, Inc., Fresh Made, Inc., Helios Nutrition Limited, Pride of Main Street Dairy, LLC, Starfruit, LLC and Lifeway Wisconsin, Inc.

10.22	Employment Agreement by and between the Company and John Waldron, dated as of July 20, 2015 (incorporated by reference to Exhibit 1.01 to Lifeway's Current Report on Form 8-K dated December 14, 2015 and filed on December 18, 2015 (File No. 000-17363)).

10.23	Consulting Agreement by and between the Company and Ludmila Smolyansky, dated as of March 8, 2016.

10.24	Endorsement Agreement by and between the Company and Ludmila Smolyansky, dated as of March 14, 2016.

10.25	Stock Purchase Agreement by and between the Company and Ludmila Smolyansky, dated December 14, 2015.

14	Code of Conduct and Ethics (incorporated by reference to Exhibit 14 to Lifeway's Current Report on Form 10-K dated December 31, 2013 and filed on April 2, 2014 (File No. 000-17363)).

21	List of Subsidiaries of the Registrant

31.1	Rule 13a-14(a)/15d-14(a) Certification of Julie Smolyansky

31.2	Rule 13a-14(a)/15d-14(a) Certification of John P. Waldron

32.1	Section 1350 Certification of Julie Smolyansky

32.2	Section 1350 Certification of John P. Waldron

99.1*	Press release dated March 15, 2016 reporting the Company's financial results for the three months and year ended December 31, 2015.

101	Interactive Data Files

* This exhibit is furnished and will not be deemed "filed."

