Form 10-Q/A
period 2016-03-31
LIFEWAY FOODS INC
filed 2017-04-10
CIK 814586

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q/A

AMENDMENT NO. 2

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

LIFEWAY FOODS, INC.

EXPLANATORY NOTE

On November 4, 2016, the Audit Committee of the Board of Directors (the "Board") of Lifeway Foods, Inc. (the "Company"), upon the recommendation of management, determined that the consolidated financial statements  (the "Previously Issued Financial Statements") presented in the Company's reports for the annual period ended December 31, 2015, and the reports of the independent registered public accounting firm thereon; the related quarterly periods for the annual period ended December 31, 2015; and the quarterly periods ended March 31 and June 30, 2016 as set forth in the Company's previous filings with the Securities and Exchange Commission (the "SEC") (the "Revised Periods") should no longer be relied upon as a result of the following classification errors:

•	During fiscal year 2015 and continuing through the first two quarters of 2016 certain indirect manufacturing overhead costs were classified as an element of General and Administrative (G&A) expenses in our Statements of Income and Comprehensive Income. These indirect manufacturing overhead costs are more appropriately classified as an element of Cost of Goods Sold.

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

This Amendment No. 2 on Form 10-Q/A (“Amendment No. 2”) amends the Company’s Form 10-Q (the “Originally Filed 10-Q”) and Form 10-Q/A (the “Amendment No. 1”) filed with the SEC on May 10, 2016 and August 15, 2016, respectively, solely as described herein. In addition to this Explanatory Note, Amendment No. 2 reflects changes to the Consolidated Balance Sheets, Consolidated Statements of Income and Comprehensive Income and Consolidated Statements of Cash Flows and the following notes to the consolidated financial statements: Note 1, Basis of presentation and restatements of prior periods; Note 4, Investments; and Note 11, Fair value measurements. In addition, in connection with the restatement, this Amendment No. 2 reflects the revisions to Management's Discussion and Analysis of Financial Condition and Results of Operations in Item 2 of Part I. Otherwise, Amendment No. 1 is restated herein in its entirety and no other information in the Originally Filed 10-Q or Amendment No. 1 is amended hereby. Disclosures and forward-looking information in this Amendment No. 2 continue to speak as of the date of the Originally Filed Form 10-Q, and do not reflect events occurring after the filing of the Originally Filed Form 10-Q. Accordingly, this Amendment No. 2 should be read in conjunction with our other filings made with the SEC after the filing of the Originally Filed Form 10-Q, including any amendments to those filings.

1

ITEM 1.  FINANCIAL STATEMENTS.

LIFEWAY FOODS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

March 31, 2016 and December 31, 2015

(In thousands)

	March 31, 2016 (Unaudited) (Restated)	December 31, 2015
Current assets
Cash and cash equivalents	$3,786	$5,646
Investments, at fair value	2,359	2,091
Certificates of deposits in financial institutions	150	513
Inventories	9,001	7,664
Accounts receivable, net of allowance for doubtful accounts and discounts & allowances of $1,600 and $1,800 at March 31, 2016 and December 31, 2015 respectively	10,457	9,886
Prepaid expenses and other current assets	287	201
Deferred income taxes	532	556
Refundable income taxes	682	449
Total current assets	27,254	27,006

Property and equipment, net	21,080	21,375

Intangible assets
Goodwill & indefinite-lived intangibles	14,068	14,068
Other intangible assets, net	2,166	2,344
Total intangible assets	16,234	16,412

Other Assets	125	125
Total assets	$64,693	$64,918

Current liabilities
Current maturities of notes payable	$840	$840
Accounts payable	7,447	8,393
Accrued expenses	1,949	1,538
Accrued income taxes	–	52
Total current liabilities	10,236	10,823

Notes payable	6,909	7,119

Deferred income taxes	1,719	1,719
Total liabilities	18,864	19,661

Stockholders' equity
Common stock, no par value; 40,000 shares authorized; 17,274, shares issued; 16,171 and 16,210 shares outstanding at March 31, 2016 and December 31, 2015 respectively	6,509	6,509
Paid-in-capital	2,054	2,033
Treasury stock, at cost	(10,170)	(9,730)
Retained earnings	47,471	46,516
Accumulated other comprehensive loss, net of taxes	(35)	(71)
Total stockholders' equity	45,829	45,257

Total liabilities and stockholders' equity	$64,693	$64,918

See accompanying notes to consolidated financial statements

LIFEWAY FOODS, INC. AND SUBSIDIARIES

Consolidated Statements of Income and Comprehensive Income

For the three months ended March 31, 2016 and 2015

(Unaudited)

(In thousands, except per share data)

	2016 (Restated)	2015 (Restated)
Gross Sales	$37,030	$33,103
Less: discounts and allowances	(4,460)	(3,481)
Net sales	32,570	29,622

Cost of goods sold	23,239	21,106
Depreciation expense	631	591
Total cost of goods sold	23,870	21,697
Gross profit	8,700	7,925

Selling expenses	2,964	3,302
General and administrative	3,946	3,034
Amortization expense	176	179
Total operating expenses	7,086	6,515

Income from operations	1,614	1,410

Other income (expense):
Interest expense	(58)	(65)
Loss on sale of investments, net reclassified from OCI	(12)	(5)
Gain on sale of equipment	–	36
Impairment of investments	–	(180)
Other income (expense), net	17	108
Total other income (expense)	(53)	(106)

Income before provision for income taxes	1,561	1,304

Provision for income taxes	606	650

Net income	$955	$654

Basic and diluted earnings per common share	$0.06	$0.04

Weighted average number of shares outstanding	16,189	16,346
COMPREHENSIVE INCOME
Net income	$955	$654
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on investments, net of $(27) and $23 of taxes	43	(34)
Reclassifications to earnings:
Other than temporary impairment of investments, net of $(76) of taxes	–	103
Realized gains (losses) on investments, net of $5 and $2 of taxes	(7)	(3)
Comprehensive income	$991	$720

See accompanying notes to consolidated financial statements

LIFEWAY FOODS, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders' Equity

For the Three Months Ended March 31, 2016 and 2015

(Unaudited)

(In thousands, except per share data)

							Accumulated
							Other
	Common Stock						Comprehensive	Total
	Issued		In treasury		Paid In	Retained	Income (Loss),	Stockholders'
	Shares	$	Shares	$	Capital	Earnings	Net of Tax	Equity

Balances at January 1, 2015	17,274	$6,509	(928)	$(8,188)	$2,033	$44,544	$(198)	$44,700

Other comprehensive income	–	–	–	–	–	–	66	66

Net income for the three months ended March 31, 2015	–	–	–	–	–	654	–	654

Balances at March 31, 2015	17,274	$6,509	(928)	$(8,188)	$2,033	$45,198	$(132)	$45,420

Balances at January 1, 2016	17,274	$6,509	(1,064)	$(9,730)	$2,033	$46,516	$(71)	$45,257

Other comprehensive income	–	–	–	–	–	–	36	36

Treasury stock purchased	–	–	(39)	(440)	–	–	–	(440)

Stock based compensation	–	–	–	–	21	–	–	21

Net income for the three months ended March 31, 2016 (Restated)	–	–	–	–	–	955	–	955

Balances at March 31, 2016 (Restated)	17,274	$6,509	(1,103)	$(10,170)	$2,054	$47,471	$(35)	$45,829

See accompanying notes to consolidated financial statements

LIFEWAY FOODS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

For the Three Months Ended March 31, 2016 and 2015

(Unaudited)

(In thousands, except per share data)

	2016 (Restated)	2015
Cash flows from operating activities:
Net income	$955	$654
Adjustments to reconcile net income to operating cash flow:
Depreciation and amortization	807	770
Loss on sale of investments, net	12	5
Impairment of investments	–	180
Deferred income taxes	–	(196)
Stock based compensation	21	–
Gain on sale of equipment	–	(36)
(Increase) decrease in operating assets:
Accounts receivable	(572)	(33)
Inventories	(1,337)	(513)
Refundable income taxes	(232)	1,050
Prepaid expenses and other current assets	(83)	180
Increase (decrease) in operating liabilities:
Accounts payable	(946)	(1,464)
Accrued expenses	411	1,395
Income taxes payable	(52)	145
Net cash (used in) provided by operating activities	(1,016)	2,137

Cash flows from investing activities:
Purchases of investments	(373)	(1,005)
Proceeds from sale of investments	152	693
Redemption of certificates of deposits	363	100
Investments in certificates of deposit	–	(85)
Purchases of property and equipment	(336)	(1,040)
Proceeds from sale of equipment	–	36
Net cash used in investing activities	(194)	(1,301)

Cash flows from financing activities:

Purchase of treasury stock	(440)	–
Repayment of notes payable	(210)	(271)
Net cash used in financing activities	(650)	(271)

Net increase (decrease) in cash and cash equivalents	(1,860)	565
Cash and cash equivalents at the beginning of the period	5,646	3,260
Cash and cash equivalents at the end of the period	$3,786	$3,825

Supplemental cash flow information:
Cash paid for income taxes, net of refunds	$886	$40
Cash paid for interest	$58	$65

See accompanying notes to consolidated financial statements

LIFEWAY FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

March 31, 2016 and December 31, 2015

 (Unaudited)

(In thousands, except per share data)

Note 1 – Basis of Presentation and Restatements of Prior Periods

Basis of presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information, and do not include all of the information and disclosures required for complete, audited financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation, have been included. For further information, refer to the consolidated financial statements and disclosures included in the consolidated financial statements included in the Company’s Annual Report on Form 10-K as of and for the year ended December 31, 2015, as amended. Certain amounts in prior-year financial statements were reclassified to conform to the current-year presentation. The results for the period are not necessarily indicative of the results to be expected for other interim periods or the full year.

Principles of consolidation

Our Consolidated Financial Statements include the accounts of Lifeway Foods, Inc. and all of its wholly owned subsidiaries (collectively "Lifeway" or the "Company"). All significant intercompany accounts and transactions have been eliminated.

Restatements of prior period financial statements

Matters affecting the statement of income and comprehensive income

During fiscal year 2015 and continuing through the first two quarters of 2016 certain indirect manufacturing overhead costs were classified as an element of General and Administrative (G&A) expenses in our previously issued Statements of Income and Comprehensive Income for each respective period. These indirect manufacturing overhead costs are more appropriately classified as an element of Cost of Goods Sold. Accordingly, the classification errors have been restated in the Consolidated Statements of Income and Comprehensive Income.

These classification errors have no impact on the Company's previously-reported net sales, income from operations, net income, or basic and diluted earnings per common share presented in its Consolidated Statements of Income and Comprehensive Income, nor does it have any effect on the Company's previously-reported Consolidated Balance Sheets, Consolidated Statements of Cash Flows, or Consolidated Statements of Changes in Stockholders' Equity as included in this form 10Q/A.

Matters affecting the balance sheet and statement of cash flows

The Company also determined that certain operating assets at March 31, 2016 were not properly classified in our previously issued Consolidated Balance Sheet. These classification errors did not have a material impact on the Company's previously issued Consolidated Balance Sheet and Consolidated Statement of Cash Flows. To provide a higher degree of transparency and enhanced comparability between periods, these classification errors have been revised. Certain trade receivables at March 31, 2016 were reclassified from non-current assets to current assets to reflect the expected settlement of those receivables within one year; and certain investments that do not meet the definition of available-for-sale securities were reclassified from investments at fair value to other assets.

These classification errors arose from the previously disclosed material weaknesses in our financial reporting process including the manual nature of our financial statement consolidation process.

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

Note 3 – Intangible Assets

Goodwill & indefinite-lived intangible assets consists of the following:

	March 31, 2016	December 31, 2015
Goodwill	$10,368	$10,368
Brand names	3,700	3,700
Goodwill & indefinite lived intangible assets	$14,068	$14,068

Other intangible assets, net consists of the following:

	March 31, 2016	December 31, 2015
Recipes	$44	$44
Customer lists and other customer related intangibles	4,529	4,529
Customer relationship	985	985
Trade names	2,248	2,248
Formula	438	438
	8,244	8,244
Accumulated amortization	(6,078)	(5,900)
Intangible assets, net	$2,166	$2,344

Note 4 – Investments

The cost and fair value of investments classified as available for sale are as follows:

March 31, 2016	Cost	Unrealized Gains	Unrealized Losses	Fair Value

Common stocks & ETF's	$673	$38	$(92)	$619
Mutual Funds	27	—	—	27
Preferred Securities	97	3	—	100
Corporate Bonds	1,618	93	(98)	1,613
Total	$2,415	$134	$(190)	$2,359
December 31, 2015	Cost	Unrealized Gains	Unrealized Losses	Fair Value

Common stocks & ETF's	$690	$17	$(94)	$613
Mutual Funds	27	—	(1)	26
Preferred Securities	98	6	—	104
Corporate Bonds	1,393	43	(88)	1,348
Total	$2,208	$66	$(183)	$2,091

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

The following table sets forth by level, within the fair value hierarchy, the Company's financial assets measured at fair value on a recurring basis as of March 31, 2016 and December 31, 2015.  Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement:

	Assets at Fair Value as of March 31, 2016
	Level 1	Level 2	Level 3	Total

Mutual Funds	$27	$—	$—	$27
Common Stocks & ETF's	619	—	—	619
Preferred Securities	—	100	—	100
Corporate Bonds	—	1,436	177	1,613

	Assets at Fair Value as of December 31, 2015
	Level 1	Level 2	Level 3	Total

Mutual Funds	$26	$—	$—	$26
Common Stocks & ETF's	613	—	—	613
Preferred Securities	—	104	—	104
Corporate Bonds	—	1,187	161	1,348

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") in this Form 10-Q/A is provided as a supplement to, and should be read in conjunction with, our audited consolidated financial statements, the accompanying notes, and the MD&A included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, as amended (the "Form 10-K"). Unless otherwise specified, any description of "our", "we", and "us" in this MD&A refer to Lifeway Foods, Inc. and subsidiaries.

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

Comparison of the three-month period ended March 31, 2016 to the three-month period ended March 31, 2015

Results of Operations

	Three months ended March 31,		Change
	2016 (Restated)	2015 (Restated)	$	%
Gross sales	$37,030	$33,103	$3,927	11.9%
Less: discounts & allowances	(4,460)	(3,481)	(979)	28.1%
Net sales	$32,570	$29,622	$2,948	10.0%
Discounts & allowances % to gross sales	12.0%	10.5%

Cost of goods sold	$23,239	$21,106	$2,133	10.1%
Depreciation expense	631	591	40	6.8%
Total cost of goods sold	$23,870	$21,697	$2,173	10.0%

Gross profit	$8,700	$7,925	$775	9.8%
Gross Profit % to net sales	26.7%	26.8%

Selling expenses	$2,964	$3,302	$(338)	(10.2%	)
Selling expenses % to net sales	9.1%	11.1%

General & administrative expenses	$3,946	$3,034	$912	30.1%
General & administrative % to net sales	12.1%	10.2%

Amortization expense	$176	$179	$(3)	(1.7%	)

Total operating expenses	$7,086	$6,515	$571	8.8%
Total operating expense % to net sales	21.8%	22.0%
Income from operations	$1,614	$1,410	$204	14.5%
Income from operations % to net sales	5.0%	4.8%

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

Gross Profit

Gross profit as a percent of net sales was 26.7% for the three-month period ended March 31, 2016 compared to 26.8% in the same three-month period in 2015 driven by higher indirect manufacturing costs, primarily related to our Waukesha facility which continued to expand production volumes and an increase in certain ingredient costs, offset by improved labor productivity and lower milk prices compared to the year-ago period.

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

General and administrative expenses

General and administrative expenses increased $912 or 30.1% to $3,946 during the three-month period ended March 31, 2016 from $3,034 during the same period in 2015. The increase is primarily a result of increases in salaries and professional fees. The increase in salaries reflects higher levels of executive compensation for senior management and an increase in the headcount of the overall management team. Professional fees, which consists primarily of legal and accounting fees increased modestly in the three-month period ended March 31, 2016 due primarily to our process improvement initiatives aimed at remediating internal control deficiencies; redundancies and inefficiencies associated with engaging a new audit firm; and elevated legal fees associated with the improved governance.

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

As previously disclosed under “Item 9A—Controls and Procedures” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, we concluded that our internal control over financial reporting was not effective based on the material weaknesses identified. In addition to the material weaknesses previously disclosed under “Item 9A—Controls and Procedures” in our Form 10-K for the fiscal year ended December 31, 2015, we have identified an additional material weakness related to inventory accounting described below. Based on those material weaknesses, which we view as an integral part of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the quarter ended March 31, 2016, our disclosure controls and procedures were not effective. Nevertheless, based on a number of factors, including the performance of additional procedures by management designed to ensure the reliability of our financial reporting, we believe that the consolidated financial statements in this Quarterly Report on Form 10-Q/A fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with GAAP.

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

Management's Remediation Initiatives

●	Our leadership team remains committed to achieving and maintaining a strong control environment, high ethical standards and financial reporting integrity. This commitment continues to be communicated to and reinforced with our employees.

●	We continue to foster awareness and understanding of standards and principles for accounting and financial reporting. This includes the implementation and clarification of specific accounting policies and procedures.

●	We continue to enhance the development, communication, and monitoring of processes and controls to ensure that appropriate account reconciliations and journal entry controls are performed, documented, and reviewed as part of our standardized procedures.

●	We continue to improve the planning, coordination, communication and discipline in our period-end closing and financial statement preparation process in order to increase both its effectiveness and efficiency.

●	The audit committee of our board of directors has maintained an elevated frequency and depth of its discussions with management regarding financial reporting and internal control matters.

●	During the three months ended March 31, 2016 we in-sourced our fixed asset system and related transaction processing from a third-party service provider, enabling the transacting of fixed asset additions and depreciation journal entries earlier in our quarterly close process.

●	We consolidated our income tax accounting services and income tax return preparation under a single third party service provider. Consolidating these activities into a single service provider enhances our ability to close the books on timely and accurate basis.

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

The risk factor in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015 under “Risks Related to Material Weaknesses in Internal Control Over Financial Reporting” is replaced in its entirety with the following:

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

In addition to the material weaknesses previously disclosed under “Item 9A—Controls and Procedures” in our Form 10-K for the fiscal year ended December 31, 2015, we have identified an additional material weakness related to inventory accounting. Our inventory compilation procedures were not designed to ensure that (a) all inventory that is counted in our quarterly physical inventory is properly included in the priced-out-physical inventory and (b) that the prices used to extend the physical count were accurate. As a result of such weaknesses, our management concluded that our internal control over financial reporting were not effective as of December 31, 2015 and as a result our disclosure controls and procedures were not effective as of March 31, 2016.

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

