Form 10-Q/A
period 2016-06-30
LIFEWAY FOODS INC
filed 2017-04-10
CIK 814586

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

A description of the restatement is presented in Note 1, under the caption Restatements of prior period financial statements. The classification errors described above have no impact on the Company's previously-reported net sales, income from operations, net income, or basic and diluted earnings per common share presented in its Consolidated Statements of Income and Comprehensive Income, nor does it have a material effect on the Company's previously-reported Consolidated Balance Sheets, Consolidated Statements of Cash Flows, or Consolidated Statements of Changes in Stockholders' Equity

This Amendment No. 1 on Form 10-Q/A (“Amendment”) amends the Company’s Form 10-Q (the “Originally Filed 10-Q”) filed with the SEC on August 17, 2016, solely as described herein. In addition to this Explanatory Note, this Amendment reflects changes to the Consolidated Balance Sheets, Consolidated Statements of Income and Comprehensive Income and Consolidated Statements of Cash Flows and the following notes to the consolidated financial statements: Note 1, Basis of presentation and restatements of prior periods; Note 4, Investments; and Note 11, Fair value measurements. In addition, in connection with the restatement this Form 10-Q/A reflects the revisions to Management's Discussion and Analysis of Financial Condition and Results of Operations in Item 2 of Part I. Otherwise, the Originally Filed 10-Q is restated herein in its entirety and no other information in the Originally Filed 10-Q is amended hereby. Disclosures and forward-looking information in this Amendment continue to speak as of the date of the Originally Filed Form 10-Q, and do not reflect events occurring after the filing of the Originally Filed Form 10-Q. Accordingly, this Amendment should be read in conjunction with our other filings made with the SEC after the filing of the Originally Filed Form 10-Q, including any amendments to those filings.

1

LIFEWAY FOODS, INC.

ITEM 1.  FINANCIAL STATEMENTS.

LIFEWAY FOODS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

June 30, 2016 and December 31, 2015

(In thousands)

	June 30, 2016 (Unaudited) (Restated)	December 31, 2015
Current assets
Cash and cash equivalents	$6,064	$5,646
Investments, at fair value	1,638	2,091
Certificates of deposits in financial institutions	–	513
Inventories	9,312	7,664
Accounts receivable, net of allowance for doubtful accounts and discounts & allowances of $1,700 and $1,800 at June 30, 2016 and December 31, 2015 respectively	10,388	9,886
Prepaid expenses and other current assets	650	201
Deferred income taxes	509	556
Refundable income taxes	519	449
Total current assets	29,080	27,006

Property and equipment, net	21,301	21,375

Intangible assets
Goodwill & indefinite-lived intangibles	14,068	14,068
Other intangible assets, net	1,991	2,344
Total intangible assets	16,059	16,412

Other Assets	125	125
Total assets	$66,565	$64,918

Current liabilities
Current maturities of notes payable	$840	$840
Accounts payable	6,681	8,393
Accrued expenses	2,302	1,538
Accrued income taxes	628	52
Total current liabilities	10,451	10,823

Notes payable	6,699	7,119

Deferred income taxes	1,719	1,719
Total liabilities	18,869	19,661

Stockholders' equity
Common stock, no par value; 40,000 shares authorized; 17,274, shares issued; 16,141 and 16,210 shares outstanding at June 30, 2016 and December 31, 2015 respectively	6,509	6,509
Paid-in-capital	2,075	2,033
Treasury stock, at cost	(10,468)	(9,730)
Retained earnings	49,578	46,516
Accumulated other comprehensive income (loss), net of taxes	2	(71)
Total stockholders' equity	47,696	45,257

Total liabilities and stockholders' equity	$66,565	$64,918

See accompanying notes to consolidated financial statements

LIFEWAY FOODS, INC. AND SUBSIDIARIES

Consolidated Statements of Income and Comprehensive Income

For the Three Months and Six Months ended June 30, 2016 and 2015

(Unaudited)

(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016 Restated	2015 Restated	2016 Restated	2015 Restated

Net sales	$31,131	$29,821	$63,701	$59,443

Cost of goods sold	20,763	22,760	44,002	43,866
Depreciation expense	633	604	1,264	1,195

Total cost of goods sold	21,396	23,364	45,266	45,061

Gross profit	9,735	6,457	18,435	14,382

Selling expenses	3,463	2,618	6,427	5,920
General and administrative	3,046	3,611	6,992	6,645
Amortization expense	177	179	353	358

Total operating expenses	6,686	6,408	13,772	12,923

Income from operations	3,049	49	4,663	1,459

Other income (expense):
Interest expense	(47)	(59)	(105)	(124)
Loss on sale of investments, net reclassified from OCI	(15)	(17)	(27)	(22)
Impairment of investments	–	–	–	(180)
(Loss) / Gain on sale of property and equipment	(151)	207	(151)	243
Other income (expense), net	60	38	77	147
Total other income (expense)	(153)	169	(206)	64

Income before provision for income taxes	2,896	218	4,457	1,523

Provision for income taxes	789	120	1,395	770

Net income	$2,107	$98	$3,062	$753

Basic and diluted earnings per common share	$0.13	$0.01	$0.19	$0.05

Weighted average number of shares outstanding	16,149	16,346	16,169	16,346

COMPREHENSIVE INCOME

Net income	$2,107	$98	$3,062	$753

Other comprehensive income (loss), net of tax:

Unrealized gains (losses) on investments, net of taxes	12	(31)	56	(65)
Reclassifications to earnings:
Other than temporary impairment of investments, net of taxes	–	4	–	108
Realized (gains) losses on investments, net of taxes	24	18	17	15

Comprehensive income	$2,143	$89	$3,135	$811

See accompanying notes to consolidated financial statements

LIFEWAY FOODS, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders' Equity

For the Six Months Ended June 30, 2016 and 2015

(Unaudited)

(In thousands)

							Accumulated
							Other
	Common Stock						Comprehensive	Total
	Issued		In treasury		Paid In	Retained	Income (Loss),	Stockholders'
	Shares	$	Shares	$	Capital	Earnings	Net of Tax	Equity

Balances at January 1, 2015	17,274	$6,509	(928)	$(8,188)	$2,033	$44,544	$(198)	$44,700

Other comprehensive income	–	–	–	–	–	–	58	58

Net income for the six months ended June 30, 2015	–	–	–	–	–	753	–	753

Balances at June 30, 2015	17,274	$6,509	(928)	$(8,188)	$2,033	$45,297	$(140)	$45,511

Balances at January 1, 2016	17,274	$6,509	(1,064)	$(9,730)	$2,033	$46,516	$(71)	$45,257

Other comprehensive income	–	–	–	–	–	–	73	73

Treasury stock purchased	–	–	(69)	(738)	–	–	–	(738)

Stock based compensation	–	–	–	–	42	–	–	42

Net income for the six months ended June 30, 2016	–	–	–	–	–	3,062	–	3,062

Balances at June 30, 2016	17,274	$6,509	(1,133)	$(10,468)	$2,075	$49,578	$2	$47,696

See accompanying notes to consolidated financial statements

LIFEWAY FOODS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

For the Six Months Ended June 30, 2016 and 2015

(Unaudited)

(In thousands)

	2016 Restated	2015
Cash flows from operating activities:
Net income	$3,062	$753
Adjustments to reconcile net income to operating cash flow:
Depreciation and amortization	1,617	1,553
Loss on sale of investments, net	27	22
Impairment of investments	–	180
Deferred income taxes	–	(352)
Stock based compensation	42	–
Loss / (Gain) on sale of property and equipment	151	(243)
(Increase) decrease in operating assets:
Accounts receivable	(502)	(167)
Inventories	(1,649)	(476)
Refundable income taxes	(70)	399
Prepaid expenses and other current assets	(448)	244
Increase (decrease) in operating liabilities:
Accounts payable	(1,710)	138
Accrued expenses	765	2,637
Income taxes payable	576	15
Net cash provided by operating activities	1,861	4,703

Cash flows from investing activities:
Purchases of investments	(479)	(1,287)
Proceeds from sale of investments	1,024	1,134
Redemption of certificates of deposits	513	100
Investments in certificates of deposit	–	(385)
Purchases of property and equipment	(1,382)	(1,377)
Proceeds from sale of equipment	39	342
Net cash used in investing activities	(285)	(1,473)

Cash flows from financing activities:
Purchase of treasury stock	(738)	–
Repayment of notes payable	(420)	(617)
Net cash used in financing activities	(1,158)	(617)

Net increase in cash and cash equivalents	418	2,613
Cash and cash equivalents at the beginning of the period	5,646	3,260
Cash and cash equivalents at the end of the period	$6,064	$5,873
Supplemental cash flow information:
Cash paid for income taxes, net of refunds	$886	$883
Cash paid for interest	$105	$124

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

Matters affecting the statements of income and comprehensive income

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

The classification errors have no impact on the Company's previously-reported net sales, income from operations, net income, or basic and diluted earnings per common share presented in its Consolidated Statements of Income and Comprehensive Income, nor does it have any effect on the Company's previously-reported Consolidated Balance Sheets, Consolidated Statements of Cash Flows, or Consolidated Statements of Changes in Stockholders' Equity.

Matters affecting the balance sheets and statements of cash flows

The Company also determined that certain operating assets at June 30, 2016 were not properly classified in our previously issued Consolidated Balance Sheets. These classification errors did not have a material impact on the Company's previously issued Consolidated Balance Sheets and Consolidated Statements of Cash Flows. To provide a higher degree of transparency and enhanced comparability between periods, these classification errors have been revised. Certain trade receivables at June 30, 2016 were reclassified from non-current assets to current assets to reflect the expected settlement of those receivables within one year; and certain investments that do not meet the definition of available-for-sale securities were reclassified from investments at fair value to other assets.

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

Note 3 – Intangible Assets

Goodwill & indefinite-lived intangible assets consists of the following:

	June 30, 2016	December 31, 2015
Goodwill	$10,368	$10,368
Brand names	3,700	3,700
Goodwill & indefinite lived intangible assets	$14,068	$14,068

Other intangible assets, net consists of the following:

	June 30, 2016	December 31, 2015
Recipes	$44	$44
Customer lists and other customer related intangibles	4,529	4,529
Customer relationship	985	985
Trade names	2,248	2,248
Formula	438	438
	8,244	8,244
Accumulated amortization	(6,253)	(5,900)
Intangible assets, net	$1,991	$2,344

Note 4 – Investments

The cost and fair value of investments classified as available for sale are as follows:

June 30, 2016	Cost	Unrealized Gains	Unrealized Losses	Fair Value

Common stocks & ETF's	$654	$59	$(66)	$647
Mutual Funds	18	1	—	19
Preferred Securities	97	9	—	106
Corporate Bonds	866	39	(39)	866
Total	$1,635	$108	$(105)	$1,638

December 31, 2015	Cost	Unrealized Gains	Unrealized Losses	Fair Value

Common stocks & ETF's	$690	$17	$(94)	$613
Mutual Funds	27	—	(1)	26
Preferred Securities	98	6	—	104
Corporate Bonds	1,393	43	(88)	1,348
Total	$2,208	$66	$(183)	$2,091

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

The following table sets forth by level, within the fair value hierarchy, the Company's financial assets measured at fair value on a recurring basis as of June 30, 2016 and December 31, 2015.  Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement:

	Assets at Fair Value as of June 30, 2016
	Level 1	Level 2	Level 3	Total

Mutual Funds	$19	$—	$—	$19
Common Stocks & ETF's	647	—	—	647
Preferred Securities	—	106	—	106
Corporate Bonds	—	808	58	866
	Assets at Fair Value as of December 31, 2015
	Level 1	Level 2	Level 3	Total

Mutual Funds	$26	$—	$—	$26
Common Stocks & ETF's	613	—	—	613
Preferred Securities	—	104	—	104
Corporate Bonds	—	1,187	161	1,348

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

Pursuant to the Omnibus Incentive Plan, Lifeway granted 26 stock options to certain key employees of the company effective January 1, 2016 and 24 stock options on July 1, 2016 (the “2016 options”). The 2016 options generally vest over a three-year period, on a relatively accelerated basis. The accelerated vesting reflects the landmark nature of the awards and the relative tenure of individual participants.

For the three and six months ended June 30, 2016 total pre-tax stock-based compensation expense recognized in the consolidated statements of income and comprehensive income was $21 and $42 respectively.  For the three and six months ended June 30, 2016 tax-related benefits of $8 and $16 were also recognized.

	Options	Weighted average exercise price	Weighted average remaining contractual life	Aggregate intrinsic value
Outstanding at December 31,2015	–
Granted	26	$11.10
Exercised	–	$–
Terminated	–	$–
Outstanding at June 30, 2016	26	$11.10	9.75	$–
Exercisable at June 30, 2016	–	$–

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

Comparison of the three-month period ended June 30, 2016 to the three-month period ended June 30, 2015

Results of Operations

	Three months ended June 30,		Change
	2016	2015	$	%

Net sales	$31,131	$29,821	$1,310	4.4%

Cost of goods sold	$20,763	$22,760	$1,997
Depreciation expense	633	604	(29)
Total cost of goods sold	$21,396	$23,364	$1,968	8.4%

Gross profit	$9,735	$6,457	$3,278	50.8%
Gross Profit % to net sales	31.3%	21.7%

Selling expenses	$3,463	$2,618	$(845)	(32.3%)
Selling expenses % to net sales	11.1%	8.8%

General & administrative expenses	$3,046	$3,611	$565	15.6%
General & administrative % to net sales	9.8%	12.1%

Amortization expense	$177	$179	$2	1.1%

Total operating expenses	$6,686	$6,408	$(278)	4.3%
Total operating expense % to net sales	21.5%	21.5%
Income from operations	$3,049	$49	$3,000	n.m.
Income from operations % to net sales	9.8%	0.2%

Net Sales

Net sales increased by $1,310 or 4.4% to $31,131.  The increase in net sales was driven by strong private label sales, the introduction of new items, fewer discounts given to our customers and relatively flat sales of our flagship 32-ounce product.

Gross Profit

Gross profit as a percent of net sales increased to 31.3% during the three-month period ended June 30, 2016 from 21.7% during the same three-month period in 2015. The increase in the gross profit percent reflects lower milk prices, fewer discounts given to our customers, lower packaging costs, improved labor productivity and improved leverage of indirect manufacturing costs on higher production volumes in our Waukesha facility partially offset by an increase in certain ingredient costs.

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

General and administrative expenses

General and administrative expenses declined $565 or 15.6% to $3,046 during the three-month period ended June 30, 2016 from $3,611 during the same period in 2015. The decline is primarily a result of lower professional fees.  We experienced elevated levels of legal and professional fees in the prior year related to our delayed SEC filings, additional audit fees and costs associated with remediation of our internal control environment.

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

Comparison of the six-month period ended June 30, 2016 to the six-month period ended June 30, 2015

Results of Operations

	Six months ended June 30,		Change
	2016	2015	$	%
Net sales	$63,701	$59,443	$4,258	7.2%

Cost of goods sold	$44,002	$43,866	$(136)
Depreciation expense	1,264	1,195	(69)
Total cost of goods sold	$45,266	$45,061	$(205)	0.5%

Gross profit	$18,435	$14,382	$4,053	28.2%
Gross Profit % to net sales	28.9%	24.2%

Selling expenses	$6,427	$5,920	$(507)	(8.6%	)
Selling expenses % to net sales	10.1%	10.0%

General & administrative expenses	$6,992	$6,645	$(347)	(5.2%	)
General & administrative % to net sales	11.0%	11.2%

Amortization expense	$353	$358	$5	1.4%

Total operating expenses	$13,772	$12,923	$(849)	(6.6%	)
Total operating expense % to net sales	21.6%	21.7%
Income from operations	$4,663	$1,459	$3,204	219.6%
Income from operations % to net sales	7.3%	2.5%

Net Sales

Net sales increased by $4,258 or 7.2% to $63,701.  The increase in net sales was driven by strong private label sales, higher sales of our flagship 32-ounce product, the introduction of new items and lower discounts given to customers, partially offset by lower sales of our ProBugs product.

Gross Profit

Gross profit as a percent of net sales increased to 28.9% during the six-month period ended June 30, 2016 from 24.2% during the same period in 2015. The improvement in the gross profit percent reflects lower milk prices, improved leverage of our indirect manufacturing costs, primarily related to our Waukesha facility which continued to expand production volumes partially offset by an increase in certain ingredient costs.

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

General and administrative expenses

General and administrative expenses increased $347 or 5.2% to $6,992 during the six-month period ended June 30, 2016 from $6,645 during the same period in 2015. The increase is primarily a result of increases in salaries partially offset by lower professional fees.  The increase in salaries reflects higher levels of executive compensation for senior management driven by incentive compensation and an increase in the headcount of the overall management team.  Professional fees, which consist primarily of legal and accounting fees declined modestly in the six-month period ended June 30, 2016 due primarily to the elevated levels of fees in the prior year related to our delayed SEC filings, additional audit fees and costs associated with remediation of our internal control environment.   Additionally, we have made a concerted effort to contain professional fees in 2016.

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

As previously disclosed under “Item 9A—Controls and Procedures” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, as amended, we concluded that our internal control over financial reporting was not effective based on the material weaknesses identified. Based on those material weaknesses, which we view as an integral part of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the quarter ended June 30, 2016, our disclosure controls and procedures were not effective. Nevertheless, based on a number of factors, including the performance of additional procedures by management designed to ensure the reliability of our financial reporting, we believe that the consolidated financial statements in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with GAAP.

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

ITEM 1A.  RISK FACTORS.

There have been no material changes to the Risk Factors disclosed in our Form 10-K, as amended, and our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2016, as amended.

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

