Form 10-K
period 2016-12-31
LIFEWAY FOODS INC
filed 2017-04-10
CIK 814586

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes ☐     No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the stock was last sold as of June 30, 2016 ($9.67 per share as quoted on the Nasdaq Global Market) was $44,803,227

As of March 1, 2017, 16,154,095 shares of the registrant's common stock, no par value, were outstanding.

Portions of the Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on June 16, 2017, are incorporated by reference into Part III.

i

FORWARD LOOKING STATEMENTS

In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, readers are advised that this document, any document incorporated by reference herein, and other documents we file with the SEC, contain forward looking statements. In addition, we, or others on our behalf, may make forward looking statements in press releases or written statements, or in our communications and discussions with investors and analysts in the normal course of business through meetings, webcasts, phone calls, and conference calls. Forward looking statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those indicated by the forward looking statements. These statements use words, variations of words, and negatives of words such as “plan,” “will,” “expect,” “next,” “project,” “potential,” “continue,” “expand,” and “grow.” Examples of forward looking statements include, but are not limited to, (i) projections of revenues, income or loss, earnings or losses per share, capital expenditures, dividends, capital structure and other financial items, (ii) statements of Lifeway Foods, Inc.'s ("Lifeway" or the "Company") plans and objectives, including the introduction of new products, or estimates or predictions of actions by customers, suppliers, competitors or regulatory authorities, (iii) statements of future economic performance, and (iv) statements of assumptions underlying other statements and statements about Lifeway or its business.

These forward looking statements are based on management’s beliefs, assumptions, estimates and observations of future events based on information available to our management at the time the statements are made and include any statements that do not relate to any historical or current fact. These statements are not guarantees of future performance and they involve certain risks, uncertainties and assumptions that are difficult to predict. Actual outcomes and results may differ materially from what is expressed, implied or forecast by our forward looking statements due in part to the risks, uncertainties, and assumptions that include

•	price competition;

•	the decisions of customers or consumers;

•	the actions of competitors;

•	changes in the pricing of commodities;

•	the effects of government regulation;

•	possible delays in the introduction of new products;

•	customer acceptance of products and services; and

•	the other risks and uncertainties that are set forth in Item 1, "Business", Item 1A "Risk Factors" and Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and that are described from time to time in our filings with the SEC.

These factors are not necessarily all of the important factors that could cause actual results to differ materially from those expressed in any of our forward looking statements. Other unknown or unpredictable factors could also have material adverse effects on future results. We intend these forward looking statements to speak only at the date made. Except as otherwise required to be disclosed in periodic reports required to be filed by public companies with the Securities and Exchange Commission ("SEC") pursuant to the SEC's rules, we have no duty to update these statements, and we undertake no obligation to publicly update or revise any forward looking statements, whether as a result of new information, future events or otherwise.

PART I

ITEM 1 BUSINESS

OVERVIEW

Lifeway Foods, Inc. (the "Company", "Lifeway", “we”, or “our”) was co-founded in 1986 by Michael and Ludmila Smolyansky shortly after their emigration from Russia to the United States. Mr. and Mrs. Smolyansky were the first to successfully introduce kefir to the U.S. consumer on a commercial scale, initially catering to ethnic consumers in the Chicago, Illinois metropolitan area. In the thirty years that have followed, Lifeway has grown to become the largest producer and marketer of kefir in the U.S. and an important player in the broader market spaces of probiotic-based products and natural, "better for you" foods.

PRODUCTS

Lifeway's primary product is drinkable kefir, a fermented dairy product. Kefir has a tart and tangy taste similar to yogurt and the consistency of a smoothie. Kefir also has a slightly effervescent quality all its own. Unlike yogurt, Lifeway incorporates a unique blend of probiotic kefir cultures in the fermentation process. The probiotic feature, in concert with the base-line nutritional value of a staple beverage that is high in protein, calcium and vitamin D, and low in calories, presents a unique and differentiated taste profile.

We manufacture (or have manufactured) our products under our own brand, as well as under private labels on behalf of certain customers. Our product categories are:

•	Drinkable kefir, sold in a variety of organic and non-organic sizes, flavors, and types, including low fat, non-fat, whole milk, protein, BioKefir (a 3.5 oz. kefir with additional probiotic cultures), and Kefir with Oats.
•	ProBugs, a line of kefir products in drinkable, frozen, and freeze dried formats, designed for children.
•	Frozen Kefir, available in both bars and pint-size containers.
•	European-style soft cheeses.

As of December 31, 2016, the Company offered over 50 varieties of its kefir products including more than 20 flavors. In late 2016, we announced that we would begin offering Kefir Cups, a strained, cupped version of our kefir; and Organic Farmer Cheese Cups, a cupped version of our soft cheeses, both served in resealable 5 oz. containers with mini-spoons. We have also announced that we will begin offering Lifeway Elixir, a line of sparkling organic probiotic beverages, and probiotic supplements for adults and children. Because these product line launches occurred in late 2016 or early 2017, they had no significant impact on 2016 financial performance.

Net sales of products by category were as follows for the years ended December 31:

	2016		2015
In thousands	$	%	$	%

Drinkable Kefir other than ProBugs	$105,983	85.6%	$100,812	85.0%
Lifeway cheese products	10,258	8.3%	9,725	8.2%
ProBugs Kefir products	6,383	5.1%	6,775	5.7%
Frozen Kefir	1,255	1.0%	1,275	1.1%
Net Sales	$123,879	100%	$118,587	100%

Product innovation and new product development

The Company is committed to maintaining its position as the leading producer of kefir and routinely evaluates opportunities for new product flavors and formulations, improved package design, new product configurations and other innovation opportunities. Beyond our kefir products, the Company has an ongoing effort to extend the strength of the Lifeway brand and leverage the capabilities of the Lifeway organization into categories outside of the dairy aisle, including into non-food categories. As noted above, these product innovation and development efforts led to the launch of our cupped kefir and cupped cheese product line, a line of probiotic supplements, and a probiotic beverage line.

Lifeway considers research and development of new products to be a significant part of our overall business philosophy and leverages its existing staff to conduct its innovation, research, and development efforts, rather than a dedicated research and development staff. Accordingly, we did not incur significant research and development expenses in 2016.

PRODUCTION

Manufacturing

During 2016 and 2015, approximately 99% of our revenue was derived from products manufactured at our own facilities. We currently operate the following manufacturing and distribution facilities:

•	Morton Grove, Illinois, which produces drinkable kefir, our drinkable ProBugs kefir, and cheese products;
•	Skokie, Illinois, which produces cheese products;
•	Waukesha, Wisconsin, which produces drinkable kefir products and our drinkable ProBugs products, and which has the capacity to store and distribute products;
•	Niles, Illinois, which stores and distributes all products, including those manufactured by co-packers;
•	Philadelphia, Pennsylvania, which produces drinkable kefir and cheese products.

We own these manufacturing facilities, and all our fixed assets associated with manufacturing, storage, and distribution of our products are located in the United States.

Co-Packers

In addition to the products manufactured in our own facilities, independent manufacturers (“co-packers”) manufacture some of our products. We have co-packer agreements to manufacture drinkable kefir in European markets, our freeze-dried ProBugs kefir products, our frozen kefir products, our probiotic supplements, and our sparkling organic probiotic beverages. During 2016 and 2015, approximately 1% of our revenue was derived from products manufactured by independent co-packers. Our co-packers are audited regularly by our staff and are required to follow our specifications and Good Manufacturing Practices (GMPs). Additionally, the co-packers are required to ensure our products are manufactured in accordance with our quality and safety specifications and that they are compliant with all applicable laws and regulations.

SALES AND DISTRIBUTION

Sales Organization

We sell our products primarily through our direct sales force, brokers and distributors. Our sales organization strives to cultivate strong, collaborative relationships with our customers that facilitate favorable shelf placement for our products, which, we believe will drive sales volumes when combined with our marketing efforts and our brand strength. Our relationships with food brokers provide additional retail customer coverage as a supplement to our direct sales force. These brokers are paid commissions that vary based on the scope of services provided and customers served.

Distribution inside the United States

Lifeway's products reach the consumer through four primary "route-to-market" pathways:

•	Retail-direct;
•	Distributor;
•	Direct store delivery ("DSD");
•	Retail sales.

Under the retail-direct channel, our products are sold to the retailer and shipped to that retailer's distribution center. In turn our retail customer then delivers the product to its respective stores within its chain. Customers in this route-to-market grouping include among others Kroger, Walmart and Costco. Under the retail direct model, optimal product merchandising, assortments and product presentation are attended to by the retailer with support from Lifeway's broker network. Sales to our retail-direct customers represents about 50% of total Company net sales.

Under the distributor channel, our products are sold to distributors and shipped to those distributors’ designated warehouses. In turn, our distributor customers then sell the product to their retail customers and ship the products to their retail customers. Our distributors often use a DSD model of their own to make deliveries directly to individual stores but also make deliveries to a retailer's warehouse. Our distributor customers include among others United Natural Foods, Kehe Foods and C&S Wholesale. Optimal product merchandising, assortments and product presentation at the retail end of the channel are attended to by the distributor with support from Lifeway's broker network. Sales to our distributor customers represents about 45% of total Company net sales.

Under the direct store delivery (DSD) route to market, we distribute our products directly to the grocer's dairy cooler using a fleet of Company-owned vehicles and a team of Lifeway merchandisers who engage face-to-face with store management to ensure optimal product assortments and presentation. We operate our DSD model in the Chicago, Illinois metropolitan area only. Sales to our DSD customers represents approximately 5% of total Company net sales.

In the Chicago, Illinois metropolitan area, Lifeway operates three retail stores and a food truck under its Lifeway Kefir Shop subsidiary. The Company sells its frozen kefir products through these retail outlets. Sales through these retail outlets represents less than 1% of net sales.

Distribution outside of the U.S.

Substantially all of Lifeway's products are distributed within the United States; however, certain of our distributors sell our products to retailers in Mexico, Costa Rica, Dubai, Hong Kong, China, portions of South America, and the Caribbean. Additionally, the Company's products reach consumers in Canada, the United Kingdom, Ireland, Norway, and Sweden under third party co-manufacturing agreements and in-country distributor arrangements. Sales outside the United States represents less than 1% of net sales.

Distribution arrangements

Our generally standardized agreements with independent distributors allow us the latitude to establish new relationships with independent distributors as the need arises. Lifeway does not offer exclusive territories to any of its distributors.

Independent distributors are provided Lifeway products at wholesale prices for distribution to their retail accounts. Lifeway believes that the price at which its products are sold to its distributors is competitive with the prices generally paid by distributors for similar products in the markets served. Due to the perishable nature of our products and the costs associated with moving product back through the channel, the Company does not offer return privileges to any of its distributors or channel customers; however, from time to time we do provide our customers with allowances for non-saleable product.

MARKETING

We use a combination of sales incentives, trade promotions, and consumer promotions to market our products.

Sales Incentives and Trade Promotion Allowances

The Company offers various sales incentives and trade promotional programs to its retailer and distributor customers from time to time in the normal course of business. These sales incentives and trade promotion programs typically include rebates, in-store display and demo allowances, allowances for non-saleable product, coupons and other trade promotional activities. Trade promotions support price features, displays, and other merchandising of our products by our retail and distributor customers. These arrangements are recorded as a reduction to net sales in the Company’s consolidated statements of operations.

Consumer Promotions and Marketing Campaigns

The Company engages in an ongoing and wide variety of marketing and media campaigns - primarily digital and social media, print advertising in some newspapers and magazines, and, to a lesser extent, targeted television advertising. These marketing and media efforts are complemented by participation in sponsorships of cultural and community events, various festivals, industry-related trade shows, and in-store promotional events. Our consumer marketing efforts also include cooperative advertising programs with our retail customers and various couponing campaigns, online consumer relationship programs, and other similar forms of promotions.

Our marketing efforts are aimed at stimulating demand with new and existing consumers by elevating awareness and consumption of kefir and probiotics, as well as enhancing our brand equity. Our awareness marketing seeks to promote the verifiable nutritional profile, purity, benefits, and good taste of our kefir.

COMPETITION

Lifeway competes with a limited number of other domestic kefir producers and consequently faces a small amount of direct competition for kefir products; however, Lifeway's kefir-based products compete with other dairy products, notably spoonable and drinkable yogurt, and, increasingly, with non-dairy probiotic products that incorporate kefir cultures but are not kefir. Many of our competitors are well-established and have significantly greater financial resources than Lifeway to promote their products.

SUPPLIERS

We purchase our ingredients such as raw milk, cane and other forms of sugar from unaffiliated suppliers. In addition, we purchase and use significant quantities of packaging materials to package our products and natural gas, fuels, and electricity for our facilities. Purchases are made through purchase orders or contracts, and price, delivery terms, and product specifications vary. Although the prices for our principal ingredients can fluctuate based on economic, weather, and other conditions, Lifeway believes it has ready access to multiple suppliers for all ingredient and packaging requirements.

MAJOR CUSTOMERS

During the year ended December 31, 2016, two distributors, United Natural Foods, Inc. and KEHE, represented approximately 15% and 8% of the Company's total net sales. These customers collectively accounted for approximately 25% of accounts receivable as of December 31, 2016.

SEGMENTS

The Company has determined that it has one reportable segment based on how the Company's chief operating decision maker manages the business and in a manner consistent with the internal reporting provided to the chief operating decision maker. The chief operating decision maker, who is responsible for allocating resources and assessing Company performance, has been identified collectively as the Chief Financial Officer, the Chief Operating Officer, the Chief Executive Officer and Chairperson of the board of directors. Substantially all of the consolidated revenues of the Company relate to the sale of fermented dairy products which are produced using the same processes and materials and are sold to consumers through a network of distributors and retailers in the United States.

DANONE SA

Since October, 1999 Danone SA, through subsidiaries (collectively “Danone”), has been the beneficial owner of approximately 20% of the outstanding common stock of Lifeway. Lifeway and Danone are parties to a Stockholders' Agreement dated October 1, 1999, which as amended provides Danone the right to nominate one director, provides Danone with anti-dilutive rights relating to certain future offerings and issuances of capital stock, and grants Danone limited registration rights.

INTELLECTUAL PROPERTY

We own more than thirty United States trademarks and service marks that have been registered with the United States Patent and Trademark Office. We also own other trademarks and service marks for which we have filed applications for U.S. registration. We have licenses to use certain trademarks inside and outside of the United States and to certain product formulas, all subject to the terms of the agreements under which such licenses are granted. The Company's policy is to pursue registration of its marks whenever appropriate and to vigorously oppose any infringements of its marks. The Company regards its Lifeway family of trademarks and other trademarks as having substantial value and as being an important factor in the marketing of its products. The loss of such identification would have a material adverse impact on our operations and share price.

Depending on the jurisdiction, trademarks are generally valid as long as they are in use and/or their registrations are properly maintained and they have not been found to have become generic. Registrations of trademarks can also generally be renewed indefinitely as long as the trademarks are in use. In addition, we own numerous copyrights, registered and unregistered, registered domain names, and proprietary trade secrets, technology, know-how, processes and other proprietary rights that are not registered.

REGULATION

Lifeway is subject to extensive regulation by federal, state and local governmental authorities. In the United States, agencies governing the manufacture, marketing, and distribution of our products include, among others, the Federal Trade Commission (“FTC”), the United States Food & Drug Administration (“FDA”), the United States Department of Agriculture (“USDA”), the United States Environmental Protection Agency (“EPA”), the Occupational Safety and Health Administration (“OSHA”) and their state and local equivalents. Under various statutes, these agencies prescribe, among other things, the requirements and standards for quality, safety, and representation of our products to consumers. We are also subject to federal laws and regulations relating to our organic products and production. For example, as required by the National Organic Program ("NOP"), we rely on third parties to certify certain of our products and production locations as organic. Our facilities are subject to various laws and regulations regarding the release of material into the environment and the protection of the environment in other ways.

Internationally, we are subject to the laws and regulatory authorities of the foreign jurisdictions in which we manufacture and sell our products, including the Food Standards Agency in the United Kingdom; the Canadian Food Inspection Agency in Canada; the National Service of Health, Food Safety and Agro-Food Quality (known by its Spanish-language acronym “SENASICA”) and the Federal Commission for the Protection from Sanitary Risks (“COFEPRIS”) in Mexico; the Food Safety Authority in Ireland; and the European Food Safety Authority which supports the European Commission, as well as individual country, province, state, and local regulations.

MILK INDUSTRY REGULATION

Our primary raw material is conventional and organic raw milk. Raw milk primarily contains raw skim milk, in addition to a small percentage of butterfat and other components. The federal government establishes minimum prices for raw milk purchased in federally regulated areas. Some states have established their own rules for determining minimum prices. The federal government announces prices for raw milk each month. While we are subject to federal government regulations that establish minimum prices for milk, the prices we pay producers of organic raw milk are generally well above such minimum prices, as organic milk production is generally costlier, and organic milk therefore commands a price premium. In addition to the prices for raw milk, we also pay producer (“over-order”) premiums, federal order administration costs, and other related charges that vary by milk product, location, and supplier.

FOOD SAFETY

Lifeway takes appropriate precautions to ensure the safety of our products. In addition to routine inspections by state and federal regulatory agencies, including the USDA and FDA, we have instituted Company-wide quality systems that address topics such as supplier control; ingredient, packaging, and product specifications; preventive maintenance; pest control; and sanitation. Each of our facilities also has in place a hazard analysis critical control points (“HACCP”) plan that identifies critical pathways for contaminants and mandates control measures that must be used to prevent, eliminate or reduce relevant food-borne hazards. To the extent that the federal Food Safety Modernization Act applies to Lifeway’s business, we develop food safety plans and implement preventive measures to protect against food contamination. We also maintain a product recall plan, including lot identifiability and traceability measures that allow us to act quickly to reduce the risk of consumption of any product that we suspect may pose a health issue.

We maintain general liability insurance, including product liability coverage, which we believe to be sufficient to cover potential product liabilities.

We have also implemented the Safe Quality Food (“SQF”) program at all of our facilities. SQF is a fully integrated food safety and quality management protocol designed specifically for the food sector. The SQF code, based on universally accepted CODEX Alimentarius, HACCP guidelines and the Global Food Safety Initiative (“GFSI”) standards, offers a comprehensive methodology to manage food safety and quality simultaneously. Safe Quality Food or SQF certification provides an independent and external validation that a product, process or service complies with international, regulatory and other specified standards. Our Waukesha facility is SQF level III certified, the highest level of such certification from GFSI.

SEASONALITY

The Company's business is not seasonal.

EMPLOYEES

As of December 31, 2016 the Company employed approximately 320 employees, approximately 125 of which were members of a union bargaining unit.

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

We face significant competition for limited retailer shelf space in each of our product categories. Competition in our product categories is based on product innovation, product quality, price, brand recognition and loyalty, effectiveness of marketing, promotional activity, and our ability to identify and satisfy consumer tastes and preferences. We believe that our brands have benefited in many cases from being the first to introduce products in their categories, and their success has attracted competition from other food and beverage companies that produce branded products, as well as from private label competitors. Some of our competitors, such as Danone, General Mills, Inc., Dean Foods, WhiteWave Foods, Hain Celestial Group, and Nestle S.A., have substantial financial and marketing resources. These competitors and others may be able to introduce innovative products more quickly or market their products more successfully than we can, which could cause our growth rate to be slower than we anticipate and could cause sales to decline.

We also compete with producers of non-dairy products, which have lower ingredient and production-related costs. As a result, these competing producers may be able to offer their products to customers at a lower price point. This could cause us to lower our prices, resulting in lower profitability or, in the alternative, cause us to lose market share if we fail to lower prices. Furthermore, private label competitors are generally able to sell their products at lower prices because private label products typically have lower marketing costs than their branded counterparts. If our products fail to compete successfully with other branded or private label offerings, demand for our products and our sales volumes could be negatively impacted.

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

We believe that our future success depends, in part, on our ability to implement our growth strategy of leveraging our existing brands with our current and new products to drive increased sales. Our ability to implement this strategy depends, among other things, on our ability to:

•	enter into distribution and other strategic arrangements with third-party retailers and other potential distributors of our products;

•	compete successfully in the product categories in which we choose to operate;

•	introduce new and appealing products and innovate successfully on our existing products;

•	develop and maintain consumer interest in our brands;

•	increase our brand recognition and loyalty; and

•	enter into strategic arrangements with third-party suppliers to obtain necessary raw materials.

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

Consumer tastes and preferences are difficult to predict and they evolve over time. Demand for our products depends on our ability to identify and offer products that appeal to these shifting preferences. Factors that may affect consumer tastes and preferences include:

•	dietary trends and increased attention to nutritional values, such as the sugar, fat, protein, fiber or calorie content of different foods and beverages;

•	concerns regarding the health effects of specific ingredients and nutrients, such as sugar, other sweeteners, dairy, soybeans, nuts, oils, vitamins, fiber and minerals;

•	concerns regarding the public health consequences associated with obesity, particularly among young people;

•	decisions by non-dairy beverage manufacturers to mislabel their products as “kefir” in order to benefit from our branding and marketing efforts, a marketing ploy that can cause significant confusion and misunderstanding among consumers; and

•	increased awareness of the environmental and social effects of food processing.

If consumer demand for our products declines, our sales volumes and our business could be negatively affected.

We are subject to the risk of product contamination and product liability claims, which could harm our reputation, force us to recall products and incur substantial costs.

The sale of food products for human consumption involves the risk of injury to consumers. Such injuries may result from tampering by unauthorized third parties, inadvertent mislabeling, product contamination or spoilage including the presence of foreign objects, substances, chemicals, other agents, or residues introduced during the storage, processing, handling or transportation phases. We also may be subject to liability if our products or production processes violate applicable laws or regulations, including environmental, health, and safety requirements, or in the event our products cause injury, illness, or death.

Under certain circumstances, we may be required to recall or withdraw products, suspend production of our products or cease operations, which may lead to a material adverse effect on our business. In addition, customers may cancel orders for such products as a result of such events. Even if a situation does not necessitate a recall or market withdrawal, and even if we and each of our co-packers and suppliers comply in all material respects with all applicable laws and regulations, we may become subject to claims or lawsuits relating to such matters. Even if a product liability claim is unsuccessful or is not fully pursued, the negative publicity surrounding any assertion that our products caused illness or physical harm, including the risk of reputational harm being magnified and/or distorted through the rapid dissemination of information over the Internet, including through news articles, blogs, chat rooms, and social media, could adversely affect our reputation with existing and potential customers and consumers and our corporate and brand image. Moreover, claims or liabilities of this type might not be covered by our insurance or by any rights of indemnity or contribution that we may have against others. We maintain product liability insurance in an amount that we believe to be adequate. However, we cannot be sure that we will not incur claims or liabilities for which we are not insured or that exceed the amount of our insurance coverage. A product liability judgment against us or a product recall could have a material adverse effect on our business, consolidated financial condition, results of operations or liquidity.

We rely on independent certification for a number of our products and facilities.

We rely on independent certification, such as certifications of our products as “organic”, or “gluten-free,” to differentiate our products from others. The loss of any independent certifications could adversely affect our market position as a probiotic-based products and natural, "better for you" foods Company, which could harm our business. We rely on independent SQF certification at some of our facilities, a certification that some of our customers require us to maintain.

We must comply with the requirements of independent organizations or certification authorities in order to label our products as certified. For example, we can lose our “organic” certification if a manufacturing plant becomes contaminated with non-organic materials, or if it is not properly cleaned after a production run. In addition, all organic raw materials must be certified organic. Our products could lose their organic certifications if our raw material suppliers lose their organic certifications. Similarly, we could lose our SQF certification if we do not meet the requirements established by GFSI. The loss of these certifications could cause us to lose customers that require Lifeway products and/or facilities to carry some or all of them, which could negatively affect our sales and results of operations.

The loss of any of our largest customers could negatively impact our sales and results of operations.

Two of our customers together accounted for 23% of our net sales in the fiscal year ended December 31, 2016. Where we enter into written agreements with our customers, they are generally terminable or after short notice periods by the customer. In addition, our customers sometimes award contracts based on competitive bidding, which could result in lower profits for contracts we win and the loss of business for contracts we lose. The loss of any large customer for an extended period of time could negatively affect our sales and results of operations.

We may not be able to successfully complete strategic acquisitions, establish joint ventures, or integrate brands that we acquire.

We intend to continue to grow our business in part through the acquisition of new brands and through the establishment of strategic alliances including potential joint ventures. We cannot be certain that we will successfully be able to:

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

The success of any acquisitions we complete will depend on our ability to effectively integrate the acquired brands or products into our existing operations. We may experience difficulty entering new categories or geographies, integrating new products into our product mix, integrating an acquired brand's distribution channels and sales force, achieving anticipated cost savings, or retaining key personnel and customers of the acquired business. Integrating an acquired brand or products into our existing operations requires management resources and may divert management's attention from our day-to-day operations. If we are not successful in integrating the operations of acquired brands or products, or in executing strategies and business plans related to our joint ventures, our business could be negatively affected.

We may have to pay cash, incur debt, or issue equity, equity-linked, or debt securities to pay for any such acquisition, any of which could adversely affect our financial results.

Our continued success depends on our ability to innovate successfully and to innovate on a cost-effective basis.

A key element of our growth strategy is to introduce new and appealing products and to successfully innovate on our existing products. Success in product development is affected by our ability to anticipate consumer preferences, and to launch new or improved products successfully and on a cost-effective basis. Furthermore, the development and introduction of new products requires substantial marketing expenditures, which we may not be able to finance or which we may be unable to recover if the new products do not achieve commercial success and gain widespread market acceptance. If we are unsuccessful in our product innovation efforts, our business could be negatively affected.

Increases in the cost of raw milk could reduce our gross margin and profit.

Conventional and organic raw milk, our primary raw material, is an agricultural commodity that is subject to price fluctuations. Although both conventional and organic milk prices in fiscal 2016 were relatively low compared to historical levels, there can be no assurance that such prices will remain at these levels in the future. The supply and price of raw milk may be impacted by, among other things, weather, natural disasters, real or perceived supply shortages, lower dairy and crop yields, general increases in farm inputs and costs of production, political and economic conditions, labor actions, government actions, and trade barriers. Increases in the market price for raw milk or over-order premiums charged by producers may also impact our ability to enter into purchase commitments at a fixed price. There can be no assurance that our purchasing practices will mitigate future price risk. As a result, increases in the cost of raw milk could have an adverse impact on our profitability.

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

Reduced availability of raw materials and other inputs, as well as increased costs for them, could adversely affect us.

Our business depends heavily on raw materials and other inputs in addition to conventional and organic raw milk, such as sweeteners, diesel fuel, packaging material, resin, and other commodities. Our raw materials are generally sourced from third-party suppliers, and we are not assured of continued supply, pricing, or exclusive access to raw materials from any of these suppliers. In addition, some of our raw materials are also agricultural products, and therefore subject to the same vulnerabilities described above for raw milk. Other events that adversely affect our third-party suppliers and that are out of our control could also impair our ability to obtain the raw materials and other inputs that we need in the quantities and at the prices that we desire. Such events include problems with our suppliers' businesses, finances, labor relations, costs, production, insurance, and reputation.

The organic ingredients we use in some of our products are less plentiful and available from a fewer number of suppliers than their conventional counterparts. Competition with other manufacturers in the procurement of organic product ingredients may increase in the future if consumer demand for organic products increases.

Interruption of our supply chain, including a disruption in operations at any of our production and distribution facilities, could affect our ability to manufacture or distribute products, could adversely affect our business and sales, and/or could increase our operating costs and capital expenditures.

The success of our business depends, in part, on maintaining a strong production platform and we rely primarily on internal production resources to fulfill our manufacturing needs. Our ongoing initiatives to expand our production platform and our productive capacity could fail to achieve such objectives and in any case could increase our operating costs beyond our expectations and could require significant additional capital expenditures. If we cannot maintain sufficient production, warehousing, and distribution capacity, either internally or through third party agreements, we may be unable to meet customer demand and/or our manufacturing, distribution, and warehousing costs may increase, which could negatively affect our business.

We have a number of supply agreements with co-packers that require them to provide us with specific finished goods, including kefir, probiotic supplements, and probiotic beverages. For some of these products, we essentially rely on a single co-packer as our sole source for the product. The failure for any reason of any such sole source or other co-packer to fulfill its obligations under the applicable agreements with us or the termination or renegotiation of any such co-pack agreement could result in disruptions to our supply of finished goods and have an adverse effect on our results of operations. Additionally, our co-packers are subject to risk, including labor disputes, union organizing activities, financial liquidity, inclement weather, natural disasters, supply constraints, and general economic and political conditions that could limit their ability to timely provide us with acceptable products, which could disrupt our supply of finished goods, or require that we incur additional expense by providing financial accommodations to the co-packer or taking other steps to seek to minimize or avoid supply disruption, such as establishing a new co-pack arrangement with another provider. A new co-pack arrangement may not be available on terms as favorable to us as our existing co-pack arrangements, if at all.

Our inability to maintain sufficient internal capacity or establish satisfactory co-packing, warehousing and distribution arrangements could limit our ability to operate our business or implement our strategic growth plan, and could negatively affect our sales volumes and results of operations.

Disruption of our supply or distribution chains could adversely affect our business.

Damage or disruption to our manufacturing or distribution capabilities due to weather, natural disaster, fire, environmental incident, terrorism, pandemic, strikes, the financial or operational instability of key suppliers, distributors, warehousing, and transportation providers, or other reasons could impair our ability to manufacture or distribute our products. We rely on a limited number of production and distribution facilities. A disruption in operations at any of these facilities or any other disruption in our supply chain relating to common carriers, supply of raw materials and finished goods, or otherwise, whether as a result of casualty, natural disaster, power loss, telecommunications failure, terrorism, labor shortages, contractual disputes or other causes, could significantly impair our ability to operate our business and adversely affect our relationship with our customers. If we are unable or it is not financially feasible to mitigate the likelihood or potential impact of such events, our business and results of operations could be negatively affected and additional resources could be required to restore our supply chain.

Our debt and financial obligations could adversely affect our financial condition and ability to operate our business.

As of December 31, 2016, we had outstanding borrowings of approximately $7 million substantially all of which consists of term loan borrowings. We also had additional borrowing capacity of approximately $5 million under our line of credit, of which none was outstanding as of December 31, 2016.

Our loan agreements contain certain restrictions and requirements that among other things:

•	require us to maintain a minimum fixed charge ratio and a tangible net worth threshold;

•	limit our ability to obtain additional financing in the future for working capital, capital expenditures and acquisitions, to fund growth or for general corporate purposes;

•	limit our future ability to refinance our indebtedness on terms acceptable to us or at all;

•	limit our flexibility in planning for or reacting to changes in our business and market conditions or in funding our strategic growth plan; and

•	impose on us financial and operational restrictions.

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

We are subject to risks associated with our international sales and operations, including foreign currency risks and risks from our expansion into countries in which we have no prior operating experience.

We intend to continue to expand our global footprint in order to enter into new markets. This may involve expanding into countries other than those in which we currently operate. It may involve expanding into less developed countries, which may have less political, social or economic stability and less developed infrastructure and legal systems. It is costly to establish, develop and maintain international operations and develop and promote our brands in international markets. As we expand our business into new countries we may encounter regulatory, personnel, technological, and other difficulties that increase our expenses or delay our ability to become profitable in such countries. This may have a material adverse effect on our business.

Other risks associated with our operations as we expand outside of the United States may include, among other things:

•	legal and regulatory requirements in multiple jurisdictions that differ from those in the United States and change from time to time, such as tax, labor, and trade laws, as well as laws that affect our ability to manufacture, market, or sell our products;
•	foreign currency exposures;
•	political and economic instability, such as the United Kingdom’s prospective withdrawal from the European Union;
•	trade protection measures and price controls; and
•	diminished protection of intellectual property in some countries.

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

Employee strikes and other labor-related disruptions may adversely affect our operations.

We have a union contract governing the terms and conditions of employment for a significant portion of our workforce. Although we believe union relations since the union’s certification as the exclusive bargaining representative of this portion of our workforce have been amicable, there is no assurance that this will continue in the future or that we will not be subject to future union organizing activity. There are potential adverse effects of labor disputes with our own employees or by others who provide warehousing, transportation, and distribution, both domestic and foreign, of our raw materials or other products. Strikes or work stoppages or other business interruptions could occur if we are unable to renew collective bargaining agreements on satisfactory terms or enter into new agreements on satisfactory terms, which could impair manufacturing and distribution of our products or result in a loss of sales, which could adversely impact our business, financial condition, or results of operations. The terms and conditions of existing, renegotiated, or new collective bargaining agreements could also increase our costs or otherwise affect our ability to fully implement future operational changes to enhance our efficiency or to adapt to changing business needs or strategy.

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

We are or may become party to various claims and legal proceedings in the ordinary course of our business. These claims and legal proceedings may include lawsuits or claims relating to contracts, intellectual property, product recalls, product liability, the marketing and labeling of products, employment matters, environmental matters, regulatory compliance, or other aspects of our business. Even when not merited, the defense of these claims and legal proceedings may divert our management’s attention, and we may incur significant expenses in defending these claims and proceedings. In addition, we may be required to pay damage awards or settlements or become subject to injunctions or other equitable remedies, which could have a material adverse effect on our financial position, cash flows or results of operations. The outcome of litigation is often difficult to predict, and the outcome of pending or future claims and legal proceedings may have a material adverse effect on our financial position, cash flows or results of operations. We evaluate these claims and legal proceedings to assess the likelihood of unfavorable outcomes and to estimate, if possible, the amount of potential losses. Based on these assessments and estimates, we establish reserves or disclose the relevant litigation claims or legal proceedings, as appropriate. These assessments and estimates are based on the information available to management at the time and involve a significant amount of management judgment. Actual outcomes or losses may differ materially from our current assessments and estimates. If actual outcomes or losses differ materially from our current assessments and estimates or additional claims or legal proceedings are initiated, we could be exposed to significant liabilities.

Our business is subject to various environmental and health and safety laws and regulations, which may increase our compliance costs or subject us to liabilities.

Our business operations are subject to numerous requirements in the United States relating to the protection of the environment and health and safety matters, including the Clean Air Act, the Clean Water Act, the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended, and the National Organic Standards of the U.S. Department of Agriculture, as well as similar state and local statutes and regulations in the United States and in each of the foreign countries in which we do business. These laws and regulations govern, among other things, air emissions and the discharge of wastewater and other pollutants, the use of refrigerants, the handling and disposal of hazardous materials, and the cleanup of contamination in the environment.

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

The food production and marketing industry is subject to a variety of federal, state, local, and foreign laws and regulations, including food safety requirements related to the ingredients, manufacture, processing, storage, marketing, advertising, labeling, and distribution of our products, as well as those related to worker health and workplace safety. Our activities, both in and outside of the United States, are subject to extensive regulation. We are regulated by, among other federal and state authorities, the U.S. FDA, the U.S. Federal Trade Commission ("FTC"), and the U.S. Departments of Agriculture, Commerce, and Labor, as well as by similar authorities in the foreign countries in which we do business. Governmental regulations also affect taxes and levies, healthcare costs, energy usage, immigration, and other labor issues, all of which may have a direct or indirect effect on our business or those of our customers or suppliers.

In addition, the marketing and advertising of our products could make us the target of claims relating to alleged false or deceptive advertising under federal, state, and foreign laws and regulations, and we may be subject to initiatives that limit or prohibit the marketing and advertising of our products to children.

We are also subject to federal laws and regulations relating to our organic products and production. For example, as required by the National Organic Program ("NOP"), we rely on third parties to certify certain of our products and production locations as organic. Regulations and formal and informal positions taken by the NOP pursuant to the Organic Foods Production Act of 1990, which created the NOP, are subject to continued review and scrutiny.

Changes in these laws or regulations or the introduction of new laws or regulations could increase our compliance costs, increase other costs of doing business for us, our customers, or our suppliers, or restrict our actions, which could adversely affect our results of operations. In some cases, increased regulatory scrutiny could interrupt distribution of our products or force changes in our production processes and our products. Further, if we are found to be in violation of applicable laws and regulations in these areas, we could be subject to civil remedies, including fines, injunctions, or recalls, as well as potential criminal sanctions, any of which could have a material adverse effect on our business.

Three of our directors and executive officers control a significant portion of our common stock and their interests may not align with the interests of our other shareholders.

Ludmila Smolyansky, the chairperson of our board, Julie Smolyansky, our chief executive officer, president and director and Edward Smolyansky, our chief operating officer, treasurer and secretary (together, the "Smolyansky Family") own approximately 49.8% of our issued and outstanding common stock. This significant concentration of share ownership may adversely affect the trading price of our common stock because investors often perceive a disadvantage in owning shares in a company with one or several controlling shareholders.

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

We have identified a material weakness in our internal control over financial reporting. Maintaining effective internal control over financial reporting requires a continuing investment in organizational capabilities and our failure to maintain effective control could result in material misstatements in our financial statements, our failure to meet our reporting obligations and cause investors to lose confidence in our reported financial information, which in turn could cause the trading price of our securities to decline.

We have identified a material weakness in our internal control over financial reporting. A description of the material weakness can be found in Item 9A of this report. As a result of such weaknesses, our management concluded that our disclosure controls and procedures and internal control over financial reporting were not effective as of December 31, 2016.

Unless and until this material weakness has been remediated, or should new material weaknesses arise or be discovered in the future, material misstatements could occur and go undetected in the Company's interim or annual consolidated financial statements and we may be required to restate our financial statements. In addition, we may experience delays in satisfying our reporting obligations or to comply with SEC rules and regulations, which could result in investigations and sanctions by regulatory authorities. Any of these results could adversely affect our business and the value of our common stock.

ITEM 1B        UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2           PROPERTIES

We operate the following facilities:

Location	Owned / Leased	Principal Use
Morton Grove, Illinois	Owned	Production of kefir and cheese, principal executive offices
Waukesha, Wisconsin	Owned	Production of kefir, administrative offices
Niles, Illinois	Owned	Distribution center, administrative offices
Philadelphia, Pennsylvania	Owned	Production of kefir and cheese, administrative offices
Skokie, Illinois	Owned	Production of cheese
Chicago, Illinois	Leased	3 Retail stores
Chicago, Illinois	Leased	Administrative offices

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

ITEM 4           MINE SAFETY DISCLOSURES

None

PART II

ITEM 5           MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is listed on The Nasdaq Global Market under the symbol "LWAY." Trading commenced on March 29, 1988. As of March 1, 2017, there were approximately 173 holders of record of Lifeway's Common Stock.

Common stock price

The following table shows the high and low sale prices per share of our common stock as reported on The Nasdaq Global Market for each quarter during the two most recent fiscal years is set forth in the following table:

	Common Stock Price Range
	2015
	Low	High
First Quarter	$16.79	$22.38
Second Quarter	$17.20	$21.90
Third Quarter	$10.16	$20.00
Fourth Quarter	$9.88	$12.56

	2016
	Low	High
First Quarter	$10.30	$13.33
Second Quarter	$8.87	$10.56
Third Quarter	$9.67	$16.94
Fourth Quarter	$10.44	$18.40

Dividend Policy

Lifeway does not routinely declare and pay dividends. From time to time however our Board of Directors may declare and pay dividends depending on the Company's operating cash flow, financial condition, capital requirements and such other factors as the Board of Directors may deem relevant.

There were no dividends declared or paid in fiscal 2016 or 2015.

Issuer Purchases of Equity Securities

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of a publicly announced program (a)		Approximate Dollar Value of Shares that may yet be Purchased Under the Plans or Programs ($ in thousands)

10/1/2015 to 10/31/2015	41,607	$11.56	41,607		$3,019
11/1/2015 to 11/302015	35,054	$10.63	35,054		$2,647
12/1/2015 to 12/31/2015	59,526	$11.56	59,526	(b)	$1,958
Fiscal Year 2015	136,187	$11.32	136,187		$1,958

1/1/2016 to 1/31/2016	8,401	$12.04	8,401		$1,857
2/1/2016 to 2/29/2016	26,111	$11.26	26,111		$1,563
3/1/2016 to 3/31/2016	4,077	$10.87	4,077		$1,518
4/1/2016 to 4/30/2016	23,473	$9.85	23,473		$1,287
5/1/2016 to 5/31/2016	7,135	$9.58	7,135		$1,220
Fiscal Year 2016	69,197	$9.79	69,197		$1,220

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

Not applicable

ITEM 7           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the financial condition and results of operations for the years ended December 31, 2016 and December 31, 2015 should be read in conjunction with the audited consolidated financial statements and the notes to those statements that are included elsewhere in this report on Form 10-K. In addition to historical information, the following discussion contains certain forward looking statements within the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. These statements relate to our future plans, objectives, expectations and intentions. These statements may be identified by the use of words such as "may", "will", "could", "expect", "anticipate", "intend", "believe", "estimate", "plan", "predict", and similar terms or terminology, or the negative of such terms or other comparable terminology. Although we believe the expectations expressed in these forward looking statements are based on reasonable assumptions within the bounds of our knowledge of our business, our actual results could differ materially from those discussed in these statements. Factors that could contribute to such differences include, but are not limited to, those discussed in the "Risk Factors" section in Part I, Item 1A. We undertake no obligation to update publicly any forward looking statements for any reason even if new information becomes available or other events occur in the future.

Results of Operations

Comparison of Year Ended December 31, 2016 to Year Ended December 31, 2015 (in 000’s)

	December 31,		Change
	2016	2015	$	%

Net sales	$123,879	$118,587	$5,292	4.5%

Cost of goods sold	$86,524	$86,292	$(232)
Depreciation expense	2,323	2,413	90
Total cost of goods sold	$88,847	$88,705	$(142)	(0.2%	)

Gross profit	$35,032	$29,882	$5,150	17.2%
Gross Profit % to net sales	28.3%	25.2%

Selling expenses	$14,467	$11,892	$(2,575)	(21.7%	)
Selling expenses % to net sales	11.7%	10.0%

General & administrative expenses	$13,783	$12,871	$(912)	(7.1%	)
General & administrative % to net sales	11.1%	10.9%

Amortization expense	$697	$716	$19	2.7%

Total operating expenses	$28,947	$25,479	$(3,468)	(13.6%	)
Total operating expense % to net sales	23.4%	21.5%
Income from operations	$6,085	$4,403	$1,682	38.2%
Income from operations % to net sales	4.9%	3.7%

Net Sales

Net sales increased by $5,292 or 4.5% to $123,879. Volume / mix contributed 3.0% to the overall 4.5% net sales increase and lower trade promotion contributed an additional 1.5% to the overall 4.5% net sales increase. The volume / mix gains were driven by sales of private label product, elevated organic volumes and the impact of new items, partially offset by lower volumes of our other branded drinkable kefir.

Gross Profit

Gross profit as a percent of net sales increased to 28.3% during the year ended December 31, 2016 from 25.2% during the same period in 2015 driven by lower trade promotion and favorable milk costs. During 2015, we increased our emphasis on trade promotion in an effort to drive sales volumes and in 2016 we moderated our trade promotion. Further, our milk costs were about 7% lower in 2016 compared to 2015.

Selling Expenses

Selling expenses increased by $2,575 or 21.7% to $14,467 during the year ended December 31, 2016 from $11,892 during the same period in 2015, reflecting an increase in advertising costs and higher royalty and salaries expense. During 2016, we ran two advertising campaigns compared to one campaign in 2015, driving the increased advertising costs. The advertising campaign we ran in the third quarter of 2016 focused on the Lifeway brand (banner advertising) and the campaign that ran in the second quarter of 2016 focused on our Pro Bugs product line. Royalty expense was $600 and $0 in 2016 and 2015 respectively and relates to the agreement between the Company and Ludmila Smolyansky as more fully discussed in Note 13 to the consolidated financial statements. The higher salaries expenses are due to additional headcount in 2016 and slightly higher incentive compensation. Selling expenses as a percentage of sales were 11.7% for the year ended December 31, 2016 compared to 10.0% for the same period in 2015.

General and administrative expenses

General and administrative expenses increased $912 or 7.1% to $13,783 during the year ended December 31, 2016 from $12,871 during the same period in 2015. The increase reflects higher compensation driven by increased incentive compensation (including stock-based compensation) and increased headcount partially offset by lower professional fees. We experienced elevated levels of legal and professional fees in the prior year related to our delayed SEC filings, additional audit fees as we transitioned to a new auditor and relatively higher costs associated with remediation of our internal control environment.

Income from operations and net income

The Company reported income from operations of $6,085 during the year ended December 31, 2016, compared to $4,403 during the same period in 2015. Provision for income taxes was $2,158 during 2016, compared to $2,020 during the same period in 2015. Our effective tax rate for the year ended December 31, 2016 was 38.3% compared to an effective tax rate of 50.6% in 2015. The lower effective tax rate for the year ended December 31, 2016 was driven by the following: (a) we recorded an income tax benefit of $265 in 2016 as a result of the favorable settlement of uncertain tax positions and provided an additional $63 of tax provision in 2016 for uncertain tax positions, which collectively reduced the ETR by 4.8% compared to 2015; and (b) we incurred a lower amount of operating expenses in 2016 that were not fully deductible for federal income tax purposes, which lowered the ETR by 5.7%. Income taxes are presented in Note 10 in the Notes to the consolidated financial statements

We reported a net income of $3,479 or $0.22 per basic and diluted common share for the year ended December 31, 2016 compared to net income of $1,972 or $0.12 per basic and diluted common share in the same period in 2015.

Liquidity and Capital Resources

We anticipate being able to fund the Company's foreseeable liquidity requirements internally. We also have unused credit lines as discussed in Note 8 to the consolidated financial statements and we anticipate future compliance with our loan agreements. We continue to explore potential acquisition opportunities in our industry in order to boost sales while leveraging our distribution system to consolidate and lower costs.

Net cash provided by operating activities was $5,104 during the year ended December 31, 2016 compared to net cash provided by operating activities of $6,745 in the same period in 2015. The decrease in cash provided by operating activities reflects the impact of relatively higher working capital in the 2016 period partially offset by increased profitability in 2016. The unfavorable working capital effects on operating cash flow was driven by the unfavorable timing of payments to suppliers and service providers in 2016 compared to 2015.

Net cash used in investing activities was $360 during the year ended December 31, 2016 compared to $1,780 in the same period in 2015. The lower level of net cash used in investing activities reflects liquidity provided from our investments. During the third quarter of 2016, we liquidated our investment portfolio to generate cash for general corporate purposes. Capital spending was $3,237 during the year ended December 31, 2016 compared to $1,995 in the same period in 2015 reflecting our continuing investments in new production equipment.

Net cash used in financing activities was $1,578 during the year ended December 31, 2016 compared to net cash used in financing activities of $2,579 in the same period in 2015. We repurchased 69 shares of common stock at a cost of $738 in the year ended December 31, 2016 and 136 shares at an aggregate cost of $1,542 in the same period in 2015. On September 24, 2015, the Company’s Board of Directors authorized a stock repurchase program under which the Company may repurchase up to $3,500 of common stock not to exceed an aggregate of 250 shares. Approximately $1,200 remained available under this authorized program as of December 31, 2016. The repurchase program has no expiration date and may be suspended or discontinued at any time.

The Company reported a net increase in cash and cash equivalents of $3,166 during the year ended December 31, 2016 compared to $2,386 in the same period in 2015.

At December 31, 2016, the Company had $840 of current maturities of notes payable. The Company also has a $5 million revolving credit facility with The Private Bank. This facility, which unless renewed expires in July 2017, remained unused at December 31, 2016 and is available for other general corporate purposes.

On March 14, 2016, the Company entered into an endorsement agreement (the "Agreement") with Ludmila Smolyansky, the Company's Chairperson of the Board.  Under the terms and conditions of the Agreement, Ms. Smolyansky grants an unlimited, perpetual, non-exclusive, worldwide and, except as set forth therein, royalty free, right to use, reuse, publish, reproduce, perform, copy, create derivative works, exhibit, broadcast and display Ms. Smolyansky's name, image and likeness in Marketing Materials (as defined in the Agreement). As consideration for such license, the Company agrees to pay Ms. Smolyansky a royalty equal to $0.02 for each Company product or item sold by Lifeway during each calendar month bearing Ms. Smolyansky's first name, last name or other identifying personal characteristics; provided however that such royalty will not exceed $50 in any month and such royalty payments will cease upon the death of Ms. Smolyansky. The Agreement was effective as of January 1, 2016. Ms. Smolyansky earned royalty of $600 in 2016.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet financing arrangements.

Contractual Obligations

Not applicable.

Critical Accounting Policies and Use of Estimates

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

Goodwill and intangible asset valuation.  Goodwill and other indefinite lived intangibles are not subject to amortization but rather is tested for impairment annually and whenever events or changes in circumstances indicate that impairment may have occurred.  Our estimates of fair value for goodwill impairment testing are determined based on the market capitalization of the Company.   Other indefinite-lived intangible assets are tested for impairment by comparing the fair value of the asset to the carrying value. Fair value of our other indefinite-lived intangible assets is determined based on discounted cash flow analyses that include significant management assumptions such as revenue growth rates, weighted average cost of capital, and assumed royalty rates. If our estimate of fair value is less than the carrying value, the asset is reduced to fair value.

As of December 31, 2016 we had $10.4 million of goodwill and the market capitalization of the Company exceeded its carrying value by more than 100%. As of December 31, 2016 we had $3.7 million of other indefinite lived intangible assets which we estimate have a fair value in excess of carrying value by more than 15%.

Sales discounts & allowances. From time to time, we grant certain sales discounts to customers which are classified as a reduction in sales.  The measurement and recognition of discounts and allowances involves the use of judgment and our estimates are made based on historical experience and other factors. Differences between estimated and actual discount and allowance costs are normally not material and are recognized in earnings in the period such differences are determined. The process for analyzing trade promotion programs could impact the Company’s results of operations and trade spending accruals depending on how actual results of the programs compare to original estimates. As of December 31, 2016 we had $1.5 million of accrued discounts and allowances.

Share-based compensation. Certain employees receive various forms of share-based payment awards and we recognize compensation costs for these awards based on their fair values. The fair values of stock option awards are estimated on the grant date using the Black-Scholes option pricing model, which incorporates certain assumptions regarding the expected term of an award and expected stock price volatility. The expected term is determined under the simplified method, using an average of the contractual term and vesting period of the stock options. The expected volatility is based on the historic volatility of our common stock. We do not estimate forfeitures in measuring the grant date fair value, but rather account for forfeitures as they occur. Key assumptions are described in further detail in Note 12 to our consolidated financial statements.

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

Recent accounting pronouncements. New accounting guidance that we have recently adopted, as well as accounting guidance that has been recently issued but not yet adopted by us, are included in Note 2 to our consolidated financial statements.

ITEM 7A        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

ITEM 8          FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

Lifeway Foods, Inc. and Subsidiaries

Morton Grove, Illinois

We have audited the accompanying consolidated balance sheets of Lifeway Foods, Inc. and Subsidiaries (the "Company") as of December 31, 2016 and 2015, and the related consolidated statements of income and comprehensive income, stockholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Lifeway Foods, Inc. and Subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Lifeway Foods, Inc. and Subsidiaries' internal control over financial reporting as of December 31, 2016, based on criteria established in the Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated April 7, 2017 expressed an adverse opinion thereon.

/s/ Mayer Hoffman McCann P.C.

Chicago, Illinois

April 7, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

Lifeway Foods, Inc. and Subsidiaries

Morton Grove, Illinois

We have audited Lifeway Foods, Inc. and Subsidiaries' (the "Company") internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness in internal control over financial reporting has been identified and included in management's assessment:

During the course of our audit of internal control over financial reporting, certain significant deficiencies were identified by management and us. When evaluating those significant deficiencies individually and in the aggregate, additional time is needed to improve the financial reporting process and related internal controls. The effective mitigation of an existing material weakness includes the availability of a sufficient amount of time and evidence to test whether the remediated internal controls have been in place and operating effectively for a period of time sufficient to conclude the remediated internal controls are in place and operating effectively as of the evaluation date. We have not been able to observe the operational effectiveness of the remediated controls for a sufficient period of time to conclude the previously identified material weakness over financial reporting has been remediated.

This material weakness was considered in determining the nature, timing, and the extent of audit tests applied in our audit of the consolidated financial statements of the Company as of and for the year ended December 31, 2016, and this report does not affect our report dated April 7, 2017 on such consolidated financial statements.

In our opinion, because of the effect of the material weakness described above on achieving the objectives of the criteria established in Internal Control—Integrated Framework (2013) issued by COSO, the Company has not maintained effective internal control over financial reporting as of December 31, 2016.

We have also audited, in accordance with the standards of the PCAOB, the consolidated balance sheet and the related consolidated statements of income and comprehensive income, stockholders' equity, and cash flows of the Company, and our report dated April 7, 2017 expressed an unqualified opinion.

/s/ Mayer Hoffman McCann P.C.

Chicago, Illinois

April 7, 2017

LIFEWAY FOODS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

December 31, 2016 and 2015

(In thousands)

	December 31,
	2016	2015
Current assets
Cash and cash equivalents	$8,812	$5,646
Investments, at fair value	–	2,091
Certificates of deposits in financial institutions	–	513
Inventories, net	8,042	7,664
Accounts receivable, net of allowance for doubtful accounts and discounts and allowances of $1,600 and $1,800 at December 31, 2016 and 2015, respectively	9,594	9,886
Prepaid expenses and other current assets	785	201
Deferred income taxes	662	556
Refundable income taxes	309	449
Total current assets	28,204	27,006

Property, plant and equipment, net	21,832	21,375

Intangible assets
Goodwill and indefinite-lived intangibles	14,068	14,068
Other intangible assets, net	1,647	2,344
Total intangible assets	15,715	16,412

Other Assets	125	125
Total assets	$65,876	$64,918

Current liabilities
Current maturities of notes payable	$840	$840
Accounts payable	5,718	8,393
Accrued expenses	2,169	1,538
Accrued income taxes	654	52
Total current liabilities	9,381	10,823

Notes payable	6,279	7,119

Deferred income taxes	1,854	1,719
Total liabilities	17,514	19,661

Stockholders' equity
Common stock, no par value; 40,000 shares authorized; 17,274 shares issued; 16,154 and 16,210 shares outstanding at 2016 and 2015	6,509	6,509
Paid-in capital	2,198	2,033
Treasury stock, at cost	(10,340)	(9,730)
Retained earnings	49,995	46,516
Accumulated other comprehensive loss, net of taxes	–	(71)
Total stockholders' equity	48,362	45,257

Total liabilities and stockholders' equity	$65,876	$64,918

See accompanying notes to consolidated financial statements

LIFEWAY FOODS, INC. AND SUBSIDIARIES

Consolidated Statements of Income and Comprehensive Income

December 31, 2016 and 2015

(In thousands, except per share data)

	2016	2015

Net sales	$123,879	$118,587

Cost of goods sold	86,524	86,292
Depreciation expense	2,323	2,413
Total cost of goods sold	88,847	88,705

Gross profit	35,032	29,882

Selling expenses	14,467	11,892
General and administrative	13,783	12,871
Amortization expense	697	716
Total operating expenses	28,947	25,479

Income from operations	6,085	4,403

Other income (expense):
Interest expense	(220)	(236)
Loss on sale of investments, net reclassified from OCI	(15)	(72)
Gain (loss) on sale of property and equipment	(284)	253
Impairment of investments	–	(475)
Other income	71	119
Total other income (expense)	(448)	(411)

Income before provision for income taxes	5,637	3,992

Provision for income taxes	2,158	2,020

Net income	$3,479	$1,972

Basic earnings per common share	$0.22	$0.12

Diluted earnings per common share	$0.22	$0.12

Weighted average number of shares outstanding - Basic	16,155	16,331

Weighted average number of shares outstanding - Diluted	16,160	16,331

COMPREHENSIVE INCOME
Net income	$3,479	$1,972
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on investments, net of $38 and $30 of taxes	62	(47)
Reclassifications to earnings:
Other than temporary impairment of investments, net of $84 of taxes	–	130
Realized (gains) losses on investments, net of $6 and ($28) of taxes	9	44
Comprehensive income	$3,550	$2,099

See accompanying notes to consolidated financial statements

LIFEWAY FOODS, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders' Equity

For the Years Ended December 31, 2016 and 2015

(In thousands, except share data)

							Accumulated
							Other
	Common Stock						Comprehensive
	Issued		In treasury		Paid-In	Retained	Income (Loss),	Total
	Shares	$	Shares	$	Capital	Earnings	Net of Tax	Equity

Balance, January 1, 2015	17,274	$6,509	(928)	$(8,188)	$2,033	$44,544	$(198)	$44,700

Other comprehensive income	–	–	–	–	–		127	127

Treasury stock purchased	–	–	(136)	(1,542)	–	–	–	(1,542)

Net income	–	–	–	–	–	1,972	–	1,972

Balance, December 31, 2015	17,274	$6,509	(1,064)	$(9,730)	$2,033	$46,516	$(71)	$45,257

Other comprehensive income	–	–	–	–	–	–	71	71

Treasury stock purchased	–	–	(69)	(738)	–	–	–	(738)

Issuance of common stock in connection with stock-based compensation	–	–	12	117	12	–	–	129

Issuance of common stock on exercise of stock options	–	–	1	11	18	–	–	29

Stock-based compensation	–	–	–	–	135	–	–	135

Net income	–	–	–	–	–	3,479	–	3,479

Balance, December 31, 2016	17,274	$6,509	(1,120)	$(10,340)	$2,198	$49,995	$–	$48,362

See accompanying notes to consolidated financial statements

LIFEWAY FOODS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2016 and 2015

(In thousands)

	2016	2015

Cash flows from operating activities:
Net income	$3,479	$1,972
Adjustments to reconcile net income to operating cash flow:
Depreciation and amortization	3,020	3,129
Loss on sale of investments, net	15	72
Impairment of investments	–	475
Deferred income taxes	(531)	(585)
Bad debt expense	–	73
Reserve for inventory obsolescence	200	–
Stock-based compensation	326	–
(Gain) Loss on sale of property and equipment	284	(253)
(Increase) decrease in operating assets:
Accounts receivable	292	507
Inventories	(579)	(1,849)
Refundable income taxes	140	691
Prepaid expenses and other current assets	(584)	184
Increase (decrease) in operating liabilities:
Accounts payable	(2,673)	2,229
Accrued expenses	599	48
Income taxes payable	1,116	52
Net cash provided by operating activities	5,104	6,745

Cash flows from investing activities:
Purchases of investments	(559)	(1,489)
Proceeds from sale of investments	2,751	1,714
Redemption of certificates of deposits	513	272
Investments in certificates of deposits	–	(635)
Purchases of property and equipment	(3,237)	(1,995)
Proceeds from sale of property and equipment	172	353
Net cash used in investing activities	(360)	(1,780)

Cash flows from financing activities:
Purchase of treasury stock	(738)	(1,542)
Repayment of notes payable	(840)	(1,037)
Net cash used in financing activities	(1,578)	(2,579)

Net increase in cash and cash equivalents	3,166	2,386

Cash and cash equivalents at the beginning of the year	5,646	3,260

Cash and cash equivalents at the end of the year	$8,812	$5,646

Supplemental cash flow information:
Cash paid for income taxes, net of refunds	$1,421	$1,920
Cash paid for interest	220	235

See accompanying notes to consolidated financial statements

LIFEWAY FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2016 and 2015

(In thousands)

Note 1 – Basis of presentation

The accompanying consolidated financial statements and accompanying notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The Company’s consolidated financial statements include all of the assets, liabilities and results of operations of the Company’s wholly owned subsidiaries (collectively “Lifeway” or the “Company”). All inter-company balances and transactions have been eliminated in the consolidated financial statements.

Note 2 – Summary of significant accounting policies

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

The Company routinely offers sales allowances and discounts to our customers and consumers. These programs include rebates, in-store display and demo allowances, allowances for non-saleable product, coupons and other trade promotional activities. These allowances are considered reductions in the price of our products and thus are recorded as reductions to sales. Some of these incentives are recorded by estimating incentive costs based on our historical experience and expected levels of performance of the trade promotion. We maintain a reserve for the estimated allowances incurred but unpaid. Differences between estimated and actual allowances are normally insignificant and are recognized in income in the period such differences are determined. Product returns have historically not been material.

Bulk cream is a by-product of the Company’s fluid milk manufacturing process. The Company does not use bulk cream in any of its end products, but rather disposes of it through sales to other companies. Bulk cream by-product sales are included in net sales.

Cash and cash equivalents

The Company considers cash and all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents are stated at cost, which approximates or equals fair value due to their short-term nature.

The Company from time to time may have bank deposits in excess of insurance limits of the Federal Deposit Insurance Corporation. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk related to its cash and cash equivalents.

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

Inventories

Inventories are stated at the lower of cost or market, valued on a first in, first out basis (“FIFO”). The costs of finished goods inventories include raw materials, direct labor, and overhead costs. Inventories are stated net of reserves for obsolete or excess inventory.

Property, plant and equipment

Property, plant and equipment are recorded at cost and depreciated using the straight-line method over the estimated useful lives of the related assets. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts, and any resulting gain or loss is recognized in income for the period. The cost of maintenance and repairs that do not improve or extend the life of the assets are charged to expense as incurred; significant renewals and betterments are capitalized.

Property, plant and equipment is being depreciated over the following useful lives:

Category	Years
Buildings and improvements	31 and 39
Machinery and equipment	5 - 12
Office equipment	3 - 7
Vehicles	5
Leasehold improvements	Shorter of expected useful life or lease term

Goodwill and other intangible assets

Goodwill represents the excess purchase price over the fair value of the net tangible and other identifiable intangible assets acquired. Goodwill and indefinite lived intangible assets are not amortized, but are reviewed for impairment at least annually.

Intangible assets acquired in a business combination are recorded at their estimated fair values at the date of acquisition. The Company amortizes other intangible assets over their estimated useful lives, as disclosed in the table below.

Category	Years
Recipes	4
Trade names	8-15
Formula	10
Customer lists	8-10
Customer relationships	8-12

Impairment

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

Long-lived assets, including property, plant, and equipment, and cost method investments, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable and prior to any goodwill impairment test. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. There were no indicators of impairment in 2016 or 2015.

Income taxes

Deferred income taxes are the result of temporary differences that arise from income and expense items reported for financial accounting and tax purposes in different periods. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the year in which the deferred tax assets or liabilities are expected to be realized or settled. Deferred taxes are classified as current or non-current, depending on the classification of the assets and liabilities to which they relate. Deferred taxes arising from temporary differences that are not related to an asset or liability are classified as current or non-current depending on the periods in which the temporary differences are expected to reverse.

The principal sources of temporary differences are different depreciation and amortization methods for financial statement and tax purposes, unrealized gains or losses related to investments, capitalization of indirect costs for tax purposes, purchase price adjustments, and the allowance for doubtful accounts.

The Company has analyzed filing positions in all the federal and state jurisdictions where it is required to file income tax returns, as well as all open tax years in these jurisdictions. We recognize the income tax benefit from an uncertain tax position when it is more likely than not that, based on technical merits, the position will be sustained upon examination, including resolutions of any related appeals or litigation processes. We apply a more likely than not threshold to the recognition and derecognition of uncertain tax positions. Accordingly, we recognize the amount of tax benefit that has a greater than 50 percent likelihood of being ultimately realized upon settlement. Future changes in judgment related to the expected ultimate resolution of uncertain tax positions will affect earnings in the quarter of such change. For those income tax positions where it is not more likely than not that a tax benefit will be sustained, no tax benefit has been recognized in the financial statements. The total amount of unrecognized tax benefits can change due to audit settlements, tax examination activities, statute expirations and the recognition and measurement criteria under accounting for uncertainty in income taxes. The Company recognizes interest related to unrecognized tax benefits in interest expense and penalties in general and administrative expenses.

Treasury stock

Treasury stock is recorded using the cost method.

Advertising costs

The Company expenses advertising costs as incurred. For the years ended December 31, 2016 and 2015 total advertising expenses were $6,859 and $5,006, respectively.

Earnings per common share

Basic earnings per common share is computed by dividing net income available to common stockholders by the weighted average number of common shares issued and outstanding during each period. Diluted earnings per common share is computed by dividing net income available to common stockholders by the weighted average number of common shares issued and outstanding and the effect of all dilutive common stock equivalents outstanding during each period. For the year ended December 31, 2016, there were 5 common stock equivalents outstanding. There were no common stock equivalents outstanding for the year ended December 31, 2015.

Recently Issued Accounting Pronouncements

In January 2017, the FASB issued ASU No. 2017-04, Intangibles - Goodwill and Other: Simplifying the Test for Goodwill Impairment. The new guidance simplifies the subsequent measurement of goodwill by removing the second step of the two-step impairment test. The amendment requires an entity to perform its annual or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. The new guidance will be effective for annual periods or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. The amendment should be applied on a prospective basis. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The adoption of this amendment is not expected to have a material impact on the consolidated financial statements.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments. The new guidance is intended to address the diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows, such as debt prepayment or debt extinguishment costs, contingent consideration payments made after an acquisition, proceeds from the settlement of insurance claims, and other topics. The new guidance will be effective for fiscal years beginning on or after December 15, 2017 and interim periods within those years. Early adoption of the guidance is permitted. Management is currently evaluating the impact that the new guidance will have on the consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, Compensation-Stock Compensation – Improvements to Employee Share-Based Payment Accounting. The new guidance simplifies several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, statutory tax withholding requirements, classification of awards as either equity or liabilities, and classification in the statement of cash flows. The new guidance will be effective for fiscal years beginning on or after December 15, 2016 and interim periods within those years. Early adoption of the guidance is permitted. Management is currently evaluating the impact that the new guidance will have on the consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases. The guidance requires lessees to recognize lease assets and lease liabilities in the balance sheet and disclose key information about leasing arrangements, such as information about variable lease payments and options to renew and terminate leases. The amended guidance will require both operating and finance leases to be recognized in the balance sheet. A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. The new guidance is effective for financial statements issued for fiscal years beginning after December 15, 2018, and interim periods within those years. Early adoption is permitted. The amendments in this ASU should be adopted using a modified retrospective transition approach, which requires application of the new guidance at the beginning of the earliest comparative period presented in the year of adoption. We do not intend to early adopt the standard. Management is currently evaluating the impact that the new guidance will have on the consolidated financial statements.

In January, 2016, the FASB issued ASU No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities. The new guidance modifies how entities measure equity investments and present changes in the fair value of financial liabilities. Under the new guidance, entities will have to measure equity investments that do not result in consolidation and are not accounted under the equity method at fair value and recognize any changes in fair value in net income unless certain conditions exist. The new guidance will be effective for fiscal years beginning on or after December 15, 2017 and interim periods within those years. Early adoption of the guidance is not permitted. The adoption of this amendment is not expected to have an impact on the consolidated financial statements.

In November 2015, the FASB issued ASU 2015-17, Income Taxes – Balance Sheet Classification of Deferred Taxes. This new guidance simplifies the presentation of deferred income taxes and requires that all deferred tax assets and liabilities, along with any related valuation allowance, be classified as noncurrent on the balance sheet. Previous guidance required deferred tax assets and liabilities to be separated into current and noncurrent amounts on the balance sheet. The guidance is effective for fiscal years beginning on or after December 15, 2016, and interim periods within those years. The adoption of this amendment is not expected to have a material impact on the consolidated financial statements.

In July 2015, the FASB issued ASU 2015-11, Inventory – Simplifying the Measurement of Inventory. The core principal of the guidance is that an entity should measure inventory at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The guidance is effective for financial statements issued for annual and interim periods beginning after December 15, 2016 on a prospective basis. Early adoption is permitted. The adoption of this amendment is not expected to have a material impact on the consolidated financial statements.

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements – Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which requires management to assess an entity’s ability to continue as a going concern, and to provide related footnote disclosures in certain circumstances, such as the existence of substantial doubt. The Company is required to evaluate going concern uncertainties at each annual and interim reporting period, considering the entity’s ability to continue as a going concern within one year after the issuance date. This guidance was effective on December 31, 2016. The adoption of this amendment had no impact on the consolidated financial statements.

In May 2014, the Financial Accounting Standards Board ("FASB") issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) ("ASU 2014-09"), which supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, including most industry-specific requirements. ASU 2014-09 establishes a five-step revenue recognition process in which an entity will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The standard allows for either “full retrospective” adoption, meaning the standard is applied to all of the periods presented, or “modified retrospective” adoption, meaning the standard is applied only to the most current period presented in the financial statements. ASU 2014-09 also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenues and cash flows from contracts with customers. On August 12, 2015 the FASB approved a one year delay of the effective date to reporting periods beginning after December 15, 2017, while permitting companies to voluntarily adopt the new standard as of the original effective date. In December 2016, the FASB issued ASU No. 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers, which clarifies narrow aspects of ASC 606 or corrects unintended application of the guidance. The effective date and transition requirements for ASU 2016-20 are the same as the effective date and transition requirements for ASU 2014-09. Under the delayed effective date, the Company is required to adopt the new standard not later than January 1, 2018.

Management is currently evaluating the impact the adoption of this amendment will have on the Company's consolidated financial position, results of operations or cash flows and the method of retrospective application, either full or modified. Our completed evaluation will include the impact of the new standard on certain common practices currently employed by us, such as rebates, in-store display and demo allowances, allowances for non-saleable product, and coupons. We currently expect to utilize the modified retrospective transition method and to adopt the ASU on January 1, 2018. Based on our findings to date, we do not expect the standard to have a material impact on our results of operations or financial position; however, our assessment is not yet complete. During 2017, we plan to finalize our review and method of adoption.

Note 3 – Intangible Assets

Goodwill and indefinite-lived intangible assets consisted of the following:

	December 31,
	2016	2015
Goodwill	$10,368	$10,368
Brand names	3,700	3,700
Goodwill and indefinite lived intangible assets	$14,068	$14,068

Other intangible assets, net consisted of the following:

	December 31,
	2016	2015
Recipes	$44	$44
Customer lists and other customer related intangibles	4,529	4,529
Customer relationships	985	985
Trade names	2,248	2,248
Formula	438	438
	8,244	8,244
Accumulated amortization	(6,597)	(5,900)
Intangible assets, net	$1,647	$2,344

The estimated annual intangible asset amortization expense related to amortizable intangible assets as of December 31, 2016 is as follows:

2017	$672
2018	635
2019	210
2020	130
Total	$1,647

Note 4 – Investments

The cost and fair value of investments classified as available for sale are as follows:

December 31, 2015	Cost	Unrealized Gains	Unrealized Losses	Fair Value

Common stocks & ETF's	$690	$17	$(94)	$613
Mutual Funds	27	–	(1)	26
Preferred Securities	98	6	–	104
Corporate Bonds	1,393	43	(88)	1,348
Total	$2,208	$66	$(183)	$2,091

Gross gains of $185 and $48, and gross losses of $200 and $120 were realized on the sales of investments during the years ended December 31, 2016 and 2015, respectively.

The following table shows the gross unrealized losses and fair value of the Company's investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2015:

	Less Than 12 Months		12 Months or Greater		Total
December 31, 2015	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Common stocks & ETF's	$225	$(72)	$152	$(22)	$377	$(94)
Mutual Funds	26	(1)	–	–	26	(1)
Preferred Securities	–	–	–	–	–	–
Corporate Bonds	370	(32)	479	(56)	849	(88)
	$621	$(105)	$631	$(78)	$1,252	$(183)

The Company's investments in equity securities, mutual funds, preferred securities and corporate bonds consist of investments in common stock, preferred stock, structured notes and other debt securities of companies in various industries. The Company recorded other-than-temporary impairment losses related to certain structured notes of $0 and $475 during the years ended December 31, 2016 and 2015, respectively. The impairment losses are included in "other income (expense)" in the accompanying consolidated statements of income and comprehensive income. The structured notes allow the issuer to settle at an amount less than par in certain circumstances. In reaching a conclusion to record these other-than-temporary impairment losses, the Company evaluated the near-term prospects of the issuers and determined it was probable the issuers would have the ability to settle the bonds for an amount less than par value at maturity.

Note 5 – Inventories, net

Inventories consisted of the following:

	December 31,
	2016	2015
Ingredients	$2,256	$2,082
Packaging	2,770	2,636
Finished goods	3,016	2,946
Total inventories, net	$8,042	$7,664

Note 6 – Property, Plant and Equipment, net

Property, plant and equipment consisted of the following:

	December 31,
	2016	2015
Land	$1,747	$1,807
Buildings and improvements	16,428	16,387
Machinery and equipment	23,122	22,907
Vehicles	848	1,298
Office equipment	709	709
Construction in process	1,873	311
	44,727	43,419
Less accumulated depreciation	(22,895)	(22,044)
Total property, plant and equipment, net	$21,832	$21,375

Note 7 – Accrued Expenses

Accrued expenses consisted of the following:

	December 31,
	2016	2015
Payroll and incentive compensation	$1,560	$859
Real estate tax	394	377
Other	215	302
Total accrued expenses	$2,169	$1,538

Note 8 – Notes Payable

Notes payable consisted of the following:

	December 31,
	2016	2015

Variable rate term loan due May 31, 2018. Principal and interest (3.11% at December 31, 2016) payable monthly with a balloon payment due at maturity.	$3,339	$3,846

Variable rate term loan due May 31, 2019. Principal and interest (3.12% at December 31, 2016) payable monthly with a balloon payment due at maturity.	3,780	4,113
Total notes payable	7,119	7,959
Less current portion	(840)	(840)
Total long-term portion	$6,279	$7,119

The variable rate term loans are subject to interest at the prime rate or at the LIBOR rate plus 2.5% and are collateralized by substantially all of the assets of the Company. In addition, under the terms of the related agreements, the Company is subject to minimum fixed charged ratio and tangible net worth thresholds, which among other things may limit the Company's ability to pay dividends or repurchase shares of its common stock. Further, under the agreements the Company is required to deliver its annual and quarterly financial statements and related SEC filings within specified timeframes. The Company was in compliance with these financial covenants at December 31, 2016.

In addition, the Company has a $5 million revolving credit facility. Borrowings under the facility are subject to interest at the prime rate or LIBOR plus 2.5%. As of December 31, 2016 there were no borrowings under the facility. Unless renewed the facility expires in July 2017.

Future maturities of notes payable at December 31, 2016, are as follows:

2017	$840
2018	3,165
2019	3,114
Total	$7,119

Note 9 – Commitments and contingencies

Lease obligations

The Company leases certain machinery and equipment, office space and three retail stores for its Lifeway Kefir Shop subsidiary under operating leases. Total rent expense was $509 and $278 for the years ended December 31, 2016 and 2015, respectively. Future annual minimum base rental payments under non-cancelable leases with a lease term in excess of one year as of December 31, 2016 were as follows:

Year	Operating Leases
2017	$170
2018	110
2019	67
2020	45
2021	13
Thereafter	1
Total minimum lease payments	$406

Litigation

The Company is engaged in various legal actions, claims and proceedings arising in the normal course of business, including commercial disputes, product liabilities, intellectual property matters and employment-related matters resulting from the Company’s business activities.

The Company records accruals for outstanding legal matters when it believes it is probable that a loss will be incurred and the amount of such loss can be reasonably estimated. The Company evaluates, on a periodic basis, developments in legal matters that could affect the amount of any accrual and developments that would make a loss contingency both probable and reasonably estimable. If a loss contingency is not both probable and estimable, the Company does not establish an accrued liability. Currently, none of the Company’s accruals for outstanding legal matters are material individually or in the aggregate to the Company’s financial position and it is management’s opinion that the ultimate resolution of these outstanding legal matters will not have a material adverse effect on our business, financial condition, results of operations, or cash flows. However, if the Company ultimately is required to make payments in connection with an adverse outcome, it is possible that it could have a material adverse effect on the Company’s business, financial condition, results of operations or cash flows.

The Company’s contingencies are subject to substantial uncertainties, including for each such contingency the following, among other factors: (i) the procedural status of the case; (ii) whether the case has or may be certified as a class action suit; (iii) the outcome of preliminary motions; (iv) the impact of discovery; (v) whether there are significant factual issues to be determined or resolved; (vi) whether the proceedings involve a large number of parties and/or parties and claims in multiple jurisdictions or jurisdictions in which the relevant laws are complex or unclear; (vii) the extent of potential damages, which are often unspecified or indeterminate; and (viii) the status of settlement discussions, if any, and the settlement posture of the parties.  Consequently, the Company cannot predict with any reasonable certainty the timing or outcome of such contingencies, and the Company is unable to estimate a possible loss or range of loss.

Note 10 – Income taxes

The provision for income taxes consists of the following:

	For the Years Ended December 31,
	2016	2015
Current:
Federal	$2,117	$1,888
State and local	572	717
Total current	2,689	2,605
Deferred	(531)	(585)
Provision for income taxes	$2,158	$2,020

A reconciliation of the U.S. federal statutory rate to the effective tax rate used in the provision for income taxes is as follows:

	2016		2015
	Amount	Percentage	Amount	Percentage
Federal income tax expense computed at the statutory rate	$1,917	34.0%	$1,357	34.0%
State and local tax expense, net	320	5.7%	337	8.4%
U.S. domestic manufacturers' deduction & other permanent differences	113	2.0%	300	7.5%
Changes for tax positions of prior years	(202)	(3.5)%	50	1.3%
Change in tax rates	2	0.0%	–	–%
Change in tax estimate	8	0.1%	(24)	(0.6)%
Provision for income taxes	$2,158	38.3%	$2,020	50.6%

Amounts for deferred tax assets and liabilities are as follows:

	December 31,
	2016	2015
Non-current deferred tax assets (liabilities) arising from:
Accumulated depreciation and amortization	$(1,854)	$(1,719)
Total non-current net deferred tax liabilities	(1,854)	(1,719)

Current deferred tax assets arising from:
Capital loss carry-forward & investment impairment	166	164
Unrealized losses (gain) on investments	–	45
Share-based and other compensation	126	–
Inventory	331	308
Allowances for doubtful accounts and discounts	39	39
Total current deferred tax assets	662	556
Net deferred tax liability	$(1,192)	$(1,163)

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2016	2015
Balance at January 1	$265	$215
Additions for tax positions of prior years	63	50
Release for tax positions of prior years	(265)	–
Balance at December 31	$63	$265

Periods subject to examination for the Company's federal income tax returns are the 2014 and 2015 tax years. The amount of unrecognized tax benefits that, if recognized, would impact the annual effective tax rate was not significant as of December 31, 2016 and not significant as of December 31, 2015.

The amount of interest and penalties recognized in the consolidated statements of income and comprehensive income was approximately $19 and $-- during 2016 and 2015, respectively. The amount of interest and penalties recognized in the consolidated balance sheets was approximately $19 and $65 at December 31, 2016 and 2015, respectively.

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

Following is a description of the valuation methodologies used for assets measured at fair value on a recurring basis. There have been no changes in the methodologies used as of December 31, 2016 and 2015.

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

The following table sets forth by level, within the fair value hierarchy, the Company's financial assets measured at fair value on a recurring basis for the year ended December 31, 2015. Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement:

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

Note 12 – Stock-based and Other Compensation

Stock Options

In December 2015, Lifeway shareholders approved the 2015 Omnibus Incentive Plan, which authorized the issuance of an aggregate of 3.5 million shares to satisfy awards of stock options, stock appreciation rights, unrestricted stock, restricted stock, restricted stock units, performance shares and performance units. At December 31, 2016, 3.448 million shares remain available under the Omnibus Incentive Plan. The Company has not established a pace for the frequency of awards under the Omnibus plan, and may choose to suspend the issuance of new awards in the future and may grant additional awards at any time including issuing special grants of restricted stock, restricted stock units, and stock options to attract and retain new and existing executives.

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

For the years ended December 31, 2016 and 2015 total pre-tax stock-based compensation expense recognized in the consolidated statements of income and comprehensive income was $134 and $0, respectively. For the years ended December 31, 2016 and 2015 tax-related benefits of $51 and $0 were also recognized. As of December 31, 2016, the total remaining unearned compensation related to non-vested stock options was $60, which is expected to be amortized over the weighted-average remaining service period of 1.41 years.

The following table summarizes stock option activity during the year ended December 31, 2016:

	Options	Weighted average exercise price		Weighted average remaining contractual life	Aggregate intrinsic value

Outstanding at December 31,2015	–	$
Granted	50		$10.37
Exercised	(5)		$9.57
Forfeited	–		$–
Outstanding at December 31, 2016	45		$10.45	9.20	$48
Exercisable at December 31, 2016	3		$9.57	9.50	$6

We measure the fair value of stock options using the Black-Scholes option pricing model. The expected term of options granted was based on the weighted average time of vesting and the end of the contractual term. We utilized this simplified method as we do not have sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected term.

The following assumptions were used for the 2016 stock option grants:

Risk free interest rate	1.00 - 1.11%
Expected dividend yield	0.27%
Expected volatility	38.96 - 39.94%
Expected term (years)	5.03 - 5.88

Restricted Stock Units

Pursuant to the 2015 Omnibus Incentive Plan, Lifeway granted 2 Restricted Stock Units (“RSUs”) to certain key employees in December 2016. An RSU represents the right to receive one share of common stock in the future. RSUs have no exercise price.

The following table summarizes RSU activity during the year ended December 31, 2016:

RSU’s

Outstanding at December 31,2015	–
Granted	2
Shares issued upon vesting	–
Forfeited	–
Outstanding at December 31, 2016	2
Weighted average grant date fair value per share	$10.54

We expense RSU’s over the service period. For the years ended December 31, 2016 and 2015 total pre-tax stock-based compensation expense recognized in the consolidated statements of income and comprehensive income was $1 and $0, respectively. For the years ended December 31, 2016 and 2015 tax-related benefits of $0 were also recognized. As of December 31, 2016, the total remaining unearned compensation related to non-vested RSU’s was $20, which is expected to be amortized over the weighted-average remaining service period of 1.46 years.

Incentive Compensation

In March 2016 Lifeway established an incentive-based compensation program (the “2016 Plan”) for certain senior executives and key employees (the “participants”). The incentive compensation was based on the achievement of certain sales and EBITDA performance levels versus respective targets in 2016. Under the 2016 Plan, the senior executives had the opportunity to earn cash and equity-based incentive compensation in amounts ranging from $0 to $4,000 for fiscal 2016 depending on the performance levels compared to the respective targets. For the year ended December 31, 2016, senior executive participants earned bonuses of $1,720 under the 2016 Plan, all of which was paid or was payable in cash at December 31, 2016.

In December 2016 Lifeway awarded 12 shares of fully vested common stock to key employee participants. Stock-based compensation of $191 was recognized in 2016.

In January 2017 Lifeway established an incentive-based compensation program (the “2017 Plan”) for certain senior executives and key employees (the “participants”). Under the 2017 Plan, incentive compensation is based on the achievement of certain sales and EBITDA performance levels versus respective targets in 2017. Under the 2017 Plan, collectively the participants may earn cash and equity based incentive compensation in amounts ranging from $0 to $11,363 depending on the performance levels compared to the respective targets. The equity portion of the incentive compensation is payable in restricted stock that vests one-third in each of the three years from the 2017 grant dates. No compensation expense has been recognized for the 2017 Plan.

Retirement Benefits

The Company has a defined contribution plan which is available to substantially all full-time employees. Under the terms of the plan the Company matches employee contributions under a prescribed formula. For the years ended December 31, 2016 and 2015 total contribution expense recognized in the consolidated statements of income and comprehensive income was $368 and $316, respectively.

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

The Company has determined that it has one reportable segment based on how the Company's chief operating decision maker manages the business and in a manner consistent with the internal reporting provided to the chief operating decision maker. The chief operating decision maker, who is responsible for allocating resources and assessing Company performance, has been identified collectively as the Chief Financial Officer, the Chief Operating Officer, the Chief Executive Officer and Chairperson of the board of directors.  Substantially all of the consolidated revenues of the Company relate to the sale of fermented dairy products which are produced using the same processes and materials and are sold to consumers through a network of distributors and retailers in the United States.

Net sales of products by category were as follows for the years ended December 31:

	2016	2015

Drinkable Kefir other than ProBugs	$105,983	$100,812
Lifeway cheese products	10,258	9,725
ProBugs Kefir products	6,383	6,775
Frozen Kefir	1,255	1,275
Net sales	$123,879	$118,587

Significant Customers – Sales are predominately to companies in the retail food industry, located within the United States. Two major customers accounted for approximately 23% of net sales for the years ended December 31, 2016 and 2015. These customers accounted for approximately 25% and 16% of accounts receivable as of December 31, 2016 and 2015, respectively.

Note 14 – Share repurchase program

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

Pursuant to the share repurchase program, during the year ended December 31, 2016, the Company repurchased 69 shares at a cost of $738, or approximately $10.68 per share. During the year ended December 31, 2015, the Company repurchased 136 shares at a cost of $1,542, or about $11.32 per share. Approximately $1,220 remained available under this program as of December 31, 2016.

Note 15 – Related party transactions

The Company obtains consulting services from the Chairperson of its board of directors. Fees earned by the Chairperson are included in general and administrative expenses in the accompanying consolidated statements of income and comprehensive income and were $1,000 during the years ended December 31, 2016 and 2015.

On December 14, 2015, the Company entered into a stock purchase agreement (the "Stock Purchase Agreement") with Ludmila Smolyansky, the Company's Chairperson of the Board pursuant to which Ms. Smolyansky agreed to sell to the Company 30 and the Company agreed to purchase such shares under its previously disclosed repurchase plan at a purchase price equal to the product of (a) 30 multiplied by (b) the average of the last reported closing sale price of the Common Stock on the Nasdaq Global Market for each of the five (5) Trading Days (as defined in the Stock Purchase Agreement) immediately preceding the date of the Stock Purchase Agreement. The transaction was consummated on December 15, 2015.

On March 14, 2016, the Company entered into an endorsement agreement (the "Agreement") with Ludmila Smolyansky, the Company's Chairperson of the Board. Under the terms and conditions of the Agreement, Ms. Smolyansky grants an unlimited, perpetual, non-exclusive, worldwide and, except as set forth therein, royalty free, right to use, reuse, publish, reproduce, perform, copy, create derivative works, exhibit, broadcast and display Ms. Smolyansky's name, image and likeness in Marketing Materials (as defined in the Agreement). As consideration for such license, the Company agrees to pay Ms. Smolyansky a royalty equal to $0.02 for each Company product or item sold by Lifeway during each calendar month bearing Ms. Smolyansky's first name, last name or other identifying personal characteristics; provided however that such royalty will not exceed $50 in any month and such royalty payments will cease upon the death of Ms. Smolyansky. The Agreement was effective as of January 1, 2016. Royalties earned by the Chairperson are included in selling expenses in the accompanying consolidated statements of income and comprehensive income and were $600 during the year ended December 31, 2016.

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

As of December 31, 2016 (the “Evaluation Date”), we conducted an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934 (the "Exchange Act")). Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of the Evaluation Date, our disclosure controls and procedures were not effective at the reasonable assurance level as of December 31, 2016 in ensuring that information required to be disclosed by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified under the Exchange Act rules and forms due to the material weakness described below. As a result, we performed additional analysis and other post-closing procedures to ensure our consolidated financial statements were prepared in accordance with generally accepted accounting principles. Accordingly, management believes the consolidated financial statements included in this Form 10-K fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented.

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

Management, including our Chief Executive Officer and our Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2016. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control - Integrated Framework (2013). Based on this assessment, management has concluded that our internal control over financial reporting was not effective as of December 31, 2016 because of a material weakness as follows; we identified significant deficiencies in the area of income tax accounting, in the area of IT controls, and, in the area of cash disbursements. These significant deficiencies in the aggregate constituted a material weakness in internal control over financial reporting as of December 31, 2016.

Remediation progress of prior Material Weaknesses

Financial reporting controls

During 2016 we took the following actions to improve our financial reporting controls:

•	We increased the size and capabilities of our finance and accounting functions by establishing a new role that oversees financial planning and analysis. Our former corporate controller has begun transitioning into this new role. Also, in July 2016 we hired a new corporate controller with significant public accounting and financial reporting experience who has transitioned into his role. We also eliminated our reliance on most of the accounting and reporting activities that were previously completed by third-party service providers. Enabled by the changes to our finance and accounting function, we maintained effective compliance with our journal entry and account reconciliation policies and established sufficient independent, competent review of the financial statement and footnote preparation process.

•	We implemented a management disclosure committee of representatives from our finance, accounting, and legal departments to enhance the review and operation of our periodic reports as well as our disclosure controls and procedures. From time to time, we will supplement the disclosure committee with members from other areas of our management team and business, including our outsourced internal audit and investor relations functions.

•	We established a cascaded certification process. While our existing policies create a foundation for organizational transparency, our cascaded certification process goes a step further by requiring key managers to inform the certifying officers in a structured way of any accounting or reporting matters in their areas of responsibility that could be relevant to our financial filings.

Income tax accounting controls

During 2016 we took the following actions to improve our income tax accounting controls:

•	We consolidated our income tax accounting services including the related financial statement disclosure preparation, and our income tax return preparation services under a new, qualified third-party service provider. Consolidating these activities with the new service provider coupled with sufficient independent, competent review of their work by the Company’s CFO sufficiently ensures that our income tax accounting is in accordance with U.S. GAAP.

Inventory accounting controls

During 2016 we took the following actions to improve our inventory accounting controls:

•	We implemented additional procedures in our inventory accounting process, including expanded analytical reviews over our priced-out physical inventory, expanded completeness testing of the priced out physical inventory, expanded reviews of the accuracy of our bill of materials (BOM's) and expanded analytical reviews of gross margin.

Changes in Internal Control over Financial Reporting

Except as discussed above there were no changes in our internal control over financial reporting that occurred during 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART IV

ITEM 15.        EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

1.	A list of the Financial Statements and Financial Statement Schedules filed as part of this Report is set forth in Part II, Item 8, which list is incorporated herein by reference.

2.	Financial Statement Schedules – Not applicable

EXHIBITS

3.1	Amended and Restated Bylaws (incorporated by reference to Exhibit No. 3.5 to Lifeway's Current Report on Form 8-K dated and filed on December 10, 2002 (File No. 000-17363)).

3.2	Articles of Incorporation, as amended and currently in effect (incorporated by reference to Exhibit 3.2 to Lifeway's Current Report on Form 10-K dated December 31, 2013 and filed on April 2, 2014 (File No. 000-17363)).

4.1	Revolving Note dated February 6, 2009 (incorporated by reference to Exhibit 10.2 to Lifeway's Current Report on Form 8-K dated February 6, 2009 and filed on February 13, 2009 (File No. 000- 17363)).

4.2	Term Note dated February 6, 2009 (incorporated by reference to Exhibit 10.3 to Lifeway's Current Report on Form 8-K dated February 6, 2009 and filed on February 13, 2009 (File No. 000-17363)).

4.3	Promissory Note dated September 4, 2013 (incorporated by reference to Exhibit 4.1 to Lifeway's Current Report on Form 8-K dated September 4, 2013 and filed on September 20, 2013 (File No. 000-17363)).

10.1	Stock Purchase Agreement dated October 1, 1999 by and among Danone Foods, Inc., Lifeway Foods, Inc., Michael Smolyansky and certain other parties (incorporated by reference to Exhibit 10.10 to Lifeway's Current Report on Form 8-K dated October 1, 1999, and filed October 12, 1999 (File No. 000-17363)).

10.2	Stockholders' Agreement dated October 1, 1999 by and among Danone Foods, Inc., Lifeway Foods, Inc., Michael Smolyansky and certain other parties (incorporated by reference to Exhibit 10.11 to Lifeway's Current Report on Form 8-K dated October 1, 1999, and filed October 12, 1999 (File No. 000-17363)).

10.3	Letter Agreement dated December 24, 1999 (amending original Stockholders' Agreement with Danone Foods, Inc.) (incorporated by reference to Exhibit 10.12 to Lifeway's Current Report on Form 8-K dated December 24, 1999, and filed January 12, 2000 (File No. 000-17363)).

10.4	Employment Agreement, dated September 12, 2002, between Lifeway Foods, Inc. and Julie Smolyansky (incorporated by reference to Exhibit 10.14 to Amendment No. 2 filed April 30, 2003 to Lifeway's Quarterly Report on Form 10- QSB/A for the quarter ended September 30, 2002 (File No. 000-17363)).

10.5	Loan and Security Agreement dated February 6, 2009 by and among Lifeway Foods, Inc., Fresh Made, Inc., LFI Enterprises, Inc., Helios Nutrition Limited, Pride Main Street Dairy, LLC and Starfruit, LLC and The Private Bank and Trust Company (incorporated by reference to Exhibit 10.1 to Lifeway's Current Report on Form 8-K dated February 6, 2009 and filed on February 13, 2009 (File No. 000- 17363)).

10.17	Mortgage, Security Agreement, Assignment of Rents and Leases and Fixture Filing dated as of September 4, 2013, by and between Lifeway Foods, Inc. and The PrivateBank and Trust Company (incorporated by reference to Exhibit 10.1 to Lifeway's Current Report on Form 8-K dated September 4, 2013 and filed on September 20, 2013 (File No. 000-17363)).

10.18	Amendment to Mortgage, Security Agreement, Assignment of Rents and Leases and Fixture Filing dated as of September 4, 2013, by and between Lifeway Foods, Inc. and The PrivateBank and Trust Company (incorporated by reference to Exhibit 10.5 to Lifeway's Quarterly Report on Form 10-Q dated September 30, 2013 and filed on November 14, 2013 (File No. 000-17363)).

10.19	Assignment of Rents and Leases dated as of September 4, 2013 executed by Lifeway Wisconsin, Inc. to and for the benefit of The PrivateBank and Trust Company (incorporated by reference to Exhibit 10.2 to Lifeway's Current Report on Form 8-K dated September 4, 2013 and filed on September 20, 2013 (File No. 000-17363)).

10.21	Eleventh Modification to Loan and Security Agreement dated as of August 11, 2015, by and among The PrivateBank and Trust Company, Lifeway Foods, Inc., Fresh Made, Inc., Helios Nutrition Limited, Pride of Main Street Dairy, LLC, Starfruit, LLC and Lifeway Wisconsin, Inc.

10.22	Employment Agreement by and between the Company and John Waldron, dated as of July 20, 2015 (incorporated by reference to Exhibit 1.01 to Lifeway's Current Report on Form 8-K dated December 14, 2015 and filed on December 18, 2015 (File No. 000-17363)).

10.23	Consulting Agreement by and between the Company and Ludmila Smolyansky, dated as of March 8, 2016.

10.24	Endorsement Agreement by and between the Company and Ludmila Smolyansky, dated as of March 14, 2016.

10.25	Twelfth Modification to Loan and Security Agreement effective July 31, 2016, by and among The PrivateBank and Trust Company, Lifeway Foods, Inc., Fresh Made, Inc., Helios Nutrition Limited, Pride of Main Street Dairy, LLC, Starfruit, LLC and Lifeway Wisconsin, Inc.

10.26	Employment Agreement by and between the Company and Douglas A. Hass, dated as of March 5, 2016 (incorporated by reference to Exhibit 10.1 to Lifeway's Quarterly Report on Form 10-Q dated November 9, 2016 (File No. 000-17363)).

14	Code of Conduct and Ethics (incorporated by reference to Exhibit 14 to Lifeway's Current Report on Form 10-K dated December 31, 2013 and filed on April 2, 2014 (File No. 000-17363)).

21	List of Subsidiaries of the Registrant

23.1	Consent of Mayer Hoffman McCann P.C.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Julie Smolyansky

31.2	Rule 13a-14(a)/15d-14(a) Certification of John P. Waldron

32.1	Section 1350 Certification of Julie Smolyansky

32.2	Section 1350 Certification of John P. Waldron

101	Interactive Data Files

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

Date: April 7, 2017	/s/ Julie Smolyansky
Julie Smolyansky
Chief Executive Officer, President, and Director
(Principal Executive Officer)

Date: April 7, 2017	/s/ Edward Smolyansky
Edward Smolyansky
Chief Operating Officer, Treasurer & Secretary

Date: April 7, 2017	/s/ John P. Waldron
John P. Waldron
Chief Financial Officer
(Principal Financial & Accounting Officer)

Date: April 7, 2017	/s/ Ludmila Smolyansky
Ludmila Smolyansky
Chairperson of the Board of Directors

Date: April 7, 2017	/s/ Pol Sikar
Pol Sikar
Director

Date:
Mariano Lozano
Director

Date: April 7, 2017	/s/ Renzo Bernardi
Renzo Bernardi
Director

Date: April 7, 2017	/s/ Paul Lee
Paul Lee
Director

Date: April 7, 2017	/s/ Jason Scher
Jason Scher
Director

INDEX OF EXHIBITS

3.1	Amended and Restated Bylaws (incorporated by reference to Exhibit No. 3.5 to Lifeway's Current Report on Form 8-K dated and filed on December 10, 2002 (File No. 000-17363)).
3.2	Articles of Incorporation, as amended and currently in effect (incorporated by reference to Exhibit 3.2 to Lifeway's Current Report on Form 10-K dated December 31, 2013 and filed on April 2, 2014 (File No. 000-17363)).
4.1	Revolving Note dated February 6, 2009 (incorporated by reference to Exhibit 10.2 to Lifeway's Current Report on Form 8-K dated February 6, 2009 and filed on February 13, 2009 (File No. 000- 17363)).
4.2	Term Note dated February 6, 2009 (incorporated by reference to Exhibit 10.3 to Lifeway's Current Report on Form 8-K dated February 6, 2009 and filed on February 13, 2009 (File No. 000-17363)).
4.3	Promissory Note dated September 4, 2013 (incorporated by reference to Exhibit 4.1 to Lifeway's Current Report on Form 8-K dated September 4, 2013 and filed on September 20, 2013 (File No. 000-17363)).
10.1	Stock Purchase Agreement dated October 1, 1999 by and among Danone Foods, Inc., Lifeway Foods, Inc., Michael Smolyansky and certain other parties (incorporated by reference to Exhibit 10.10 to Lifeway's Current Report on Form 8-K dated October 1, 1999, and filed October 12, 1999 (File No. 000-17363)).
10.2	Stockholders' Agreement dated October 1, 1999 by and among Danone Foods, Inc., Lifeway Foods, Inc., Michael Smolyansky and certain other parties (incorporated by reference to Exhibit 10.11 to Lifeway's Current Report on Form 8-K dated October 1, 1999, and filed October 12, 1999 (File No. 000-17363)).
10.3	Letter Agreement dated December 24, 1999 (amending original Stockholders' Agreement with Danone Foods, Inc.) (incorporated by reference to Exhibit 10.12 to Lifeway's Current Report on Form 8-K dated December 24, 1999, and filed January 12, 2000 (File No. 000-17363)).
10.4	Employment Agreement, dated September 12, 2002, between Lifeway Foods, Inc. and Julie Smolyansky (incorporated by reference to Exhibit 10.14 to Amendment No. 2 filed April 30, 2003 to Lifeway's Quarterly Report on Form 10- QSB/A for the quarter ended September 30, 2002 (File No. 000-17363)).
10.5	Loan and Security Agreement dated February 6, 2009 by and among Lifeway Foods, Inc., Fresh Made, Inc., LFI Enterprises, Inc., Helios Nutrition Limited, Pride Main Street Dairy, LLC and Starfruit, LLC and The Private Bank and Trust Company (incorporated by reference to Exhibit 10.1 to Lifeway's Current Report on Form 8-K dated February 6, 2009 and filed on February 13, 2009 (File No. 000- 17363)).
10.17	Mortgage, Security Agreement, Assignment of Rents and Leases and Fixture Filing dated as of September 4, 2013, by and between Lifeway Foods, Inc. and The PrivateBank and Trust Company (incorporated by reference to Exhibit 10.1 to Lifeway's Current Report on Form 8-K dated September 4, 2013 and filed on September 20, 2013 (File No. 000-17363)).
10.18	Amendment to Mortgage, Security Agreement, Assignment of Rents and Leases and Fixture Filing dated as of September 4, 2013, by and between Lifeway Foods, Inc. and The PrivateBank and Trust Company (incorporated by reference to Exhibit 10.5 to Lifeway's Quarterly Report on Form 10-Q dated September 30, 2013 and filed on November 14, 2013 (File No. 000-17363)).
10.19	Assignment of Rents and Leases dated as of September 4, 2013 executed by Lifeway Wisconsin, Inc. to and for the benefit of The PrivateBank and Trust Company (incorporated by reference to Exhibit 10.2 to Lifeway's Current Report on Form 8-K dated September 4, 2013 and filed on September 20, 2013 (File No. 000-17363)).

10.20	Environmental Indemnity Agreement dated as of September 4, 2013, executed by Lifeway Foods, Inc., Helios Nutrition Limited, Pride of Main Street Dairy, LLC, Starfruit, LLC and Lifeway Wisconsin, Inc. to and for the benefit of The PrivateBank and Trust Company. (incorporated by reference to Exhibit 10.3 to Lifeway's Current Report on Form 8-K dated September 4, 2013 and filed on September 20, 2013 (File No. 000-17363)).

10.22	Employment Agreement by and between the Company and John Waldron, dated as of July 20, 2015 (incorporated by reference to Exhibit 1.01 to Lifeway's Current Report on Form 8-K dated December 14, 2015 and filed on December 18, 2015 (File No. 000-17363)).
10.23	Consulting Agreement by and between the Company and Ludmila Smolyansky, dated as of March 8, 2016.
10.24	Endorsement Agreement by and between the Company and Ludmila Smolyansky, dated as of March 14, 2016.
10.25	Twelfth Modification to Loan and Security Agreement effective July 31, 2016, by and among The PrivateBank and Trust Company, Lifeway Foods, Inc., Fresh Made, Inc., Helios Nutrition Limited, Pride of Main Street Dairy, LLC, Starfruit, LLC and Lifeway Wisconsin, Inc.
10.26	Employment Agreement by and between the Company and Douglas A. Hass, dated as of March 5, 2016 (incorporated by reference to Exhibit 10.1 to Lifeway's Quarterly Report on Form 10-Q dated November 9, 2016 (File No. 000-17363)).
14	Code of Conduct and Ethics (incorporated by reference to Exhibit 14 to Lifeway's Current Report on Form 10-K dated December 31, 2013 and filed on April 2, 2014 (File No. 000-17363)).
21	List of Subsidiaries of the Registrant
23.1	Consent of Mayer Hoffman McCann P.C.
31.1	Rule 13a-14(a)/15d-14(a) Certification of Julie Smolyansky
31.2	Rule 13a-14(a)/15d-14(a) Certification of John P. Waldron
32.1	Section 1350 Certification of Julie Smolyansky
32.2	Section 1350 Certification of John P. Waldron
101	Interactive Data Files

