Form 10-Q
period 2017-03-31
LIFEWAY FOODS INC
filed 2017-05-18
CIK 814586

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

_____________________

(Mark One)

☒       QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data file required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐ No ☒

As of May 1, 2017, 16,154,095 shares of the registrant’s common stock, no par value, were outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

LIFEWAY FOODS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

March 31, 2017 and December 31, 2016

(In thousands)

	March 31, 2017 (Unaudited)	December 31, 2016
Current assets
Cash and cash equivalents	$9,808	$8,812
Accounts receivable, net of allowance for doubtful accounts and discounts & allowances of $1,700 and $1,600 at March 31, 2017 and December 31, 2016 respectively	12,170	9,594
Inventories, net	7,630	8,042
Prepaid expenses and other current assets	698	785
Refundable income taxes	309	309
Total current assets	30,615	27,542

Property, plant and equipment, net	22,285	21,832

Intangible assets
Goodwill & indefinite-lived intangibles	14,068	14,068
Other intangible assets, net	1,479	1,647
Total intangible assets	15,547	15,715

Other assets	125	125
Total assets	$68,572	$65,214

Current liabilities
Current maturities of notes payable	$840	$840
Accounts payable	8,273	5,718
Accrued expenses	2,754	2,169
Accrued income taxes	734	654
Total current liabilities	12,601	9,381

Notes payable	6,069	6,279
Deferred income taxes, net	1,192	1,192
Other long-term liabilities	204	–
Total liabilities	20,066	16,852

Stockholders' equity
Common stock, no par value; 40,000 shares authorized; 17,274 shares issued; 16,154 outstanding	6,509	6,509
Paid-in capital	2,218	2,198
Treasury stock, at cost	(10,340)	(10,340)
Retained earnings	50,119	49,995
Total stockholders' equity	48,506	48,362

Total liabilities and stockholders' equity	$68,572	$65,214

See accompanying notes to consolidated financial statements

LIFEWAY FOODS, INC. AND SUBSIDIARIES

Consolidated Statements of Income and Comprehensive Income

For the three months ended March 31, 2017 and 2016

(Unaudited)

(In thousands, except per share data)

	2017	2016

Net Sales	$32,117	$32,570

Cost of goods sold	23,074	23,239
Depreciation expense	586	631
Total cost of goods sold	23,660	23,870

Gross profit	8,457	8,700

Selling expense	4,238	2,964
General and administrative expense	3,785	3,946
Amortization expense	168	176
Total operating expenses	8,191	7,086

Income from operations	266	1,614

Other income (expense):
Interest expense	(57)	(58)
Loss on sale of investments, net reclassified from OCI	–	(12)
Loss on sale of equipment	(5)	–
Other income, net	–	17
Total other income (expense)	(62)	(53)

Income before provision for income taxes	204	1,561

Provision for income taxes	80	606

Net income	$124	$955

Earnings per common share:
Basic	$0.01	$0.06
Diluted	$0.01	$0.06

Weighted average common shares:
Basic	16,154	16,189
Diluted	16,156	16,189

COMPREHENSIVE INCOME
Net income	$124	$955
Other comprehensive income (loss), net of tax:
Unrealized gains on investments, net of taxes	–	43
Reclassifications to earnings:
Realized (losses) on investments, net of taxes	–	(7)
Comprehensive income	$124	$991

See accompanying notes to consolidated financial statements

LIFEWAY FOODS, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

For the Three Months Ended March 31, 2017 and 2016

(Unaudited)

(In thousands, except share data)

							Accumulated
							Other
	Common Stock						Comprehensive
	Issued		In treasury		Paid-In	Retained	Income (Loss),	Total
	Shares	$	Shares	$	Capital	Earnings	Net of Tax	Equity

Balance, January 1, 2016	17,274	$6,509	(1,064)	$(9,730)	$2,033	$46,516	$(71)	$45,257

Other comprehensive income	–	–	–	–	–		36	36

Treasury stock purchased	–	–	(39)	(440)	–	–	–	(440)

Stock-based compensation	–	–	–	–	21	–	–	21

Net income	–	–	–	–	–	955	–	955

Balance, March 31, 2016	17,274	$6,509	(1,103)	$(10,170)	$2,054	$47,471	$(35)	$45,829

Balance, January 1, 2017	17,274	$6,509	(1,120)	$(10,340)	$2,198	$49,995	$–	$48,362

Stock-based compensation	–	–	–	–	20	–	–	20

Net income	–	–	–	–	–	124	–	124

Balance, March 31, 2017	17,274	$6,509	(1,120)	$(10,340)	$2,218	$50,119	$–	$48,506

See accompanying notes to consolidated financial statements

LIFEWAY FOODS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

For the Three Months Ended March 31, 2017 and 2016

(Unaudited)

(In thousands)

	2017	2016

Cash flows from operating activities:
Net income	$124	$955
Adjustments to reconcile net income to operating cash flow:
Depreciation and amortization	754	807
Loss on sale of investments, net	–	12
Reserve for inventory obsolescence	50	–
Stock-based compensation	449	21
Loss on sale of property and equipment	5	–
(Increase) decrease in operating assets:
Accounts receivable	(2,576)	(572)
Inventories	363	(1,337)
Refundable income taxes	–	(232)
Prepaid expenses and other current assets	87	(83)
Increase (decrease) in operating liabilities:
Accounts payable	2,553	(946)
Accrued expenses	361	411
Accrued income taxes	80	(52)
Net cash provided by (used in) operating activities	2,250	(1,016)

Cash flows from investing activities:
Purchases of investments	–	(373)
Proceeds from sale of investments	–	152
Redemption of certificates of deposits	–	363
Purchases of property and equipment	(1,078)	(336)
Proceeds from sale of property and equipment	34	–
Net cash used in investing activities	(1,044)	(194)

Cash flows from financing activities:
Purchase of treasury stock	–	(440)
Repayment of notes payable	(210)	(210)
Net cash used in financing activities	(210)	(650)

Net increase (decrease) in cash and cash equivalents	996	(1,860)

Cash and cash equivalents at the beginning of the period	8,812	5,646

Cash and cash equivalents at the end of the period	$9,808	$3,786

Supplemental cash flow information:
Cash paid for income taxes, net of refunds	$–	$886
Cash paid for interest	$57	$58

See accompanying notes to consolidated financial statements

LIFEWAY FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

March 31, 2017 and December 31, 2016

(Unaudited)

(In thousands, except per share data)

Note 1 – Basis of Presentation

Basis of presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. (“U.S. GAAP”) for interim financial information, and do not include all of the information and disclosures required for complete, audited financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation, have been included. For further information, refer to the consolidated financial statements and disclosures included in Company’s Annual Report on Form 10-K as of and for the year ended December 31, 2016. Certain amounts in prior-year financial statements were reclassified to conform to the current-year presentation. The results for the period are not necessarily indicative of the results to be expected for other interim periods or the full year.

Principles of consolidation

Our consolidated financial statements include the accounts of Lifeway Foods, Inc. and all its wholly owned subsidiaries (collectively “Lifeway” or the “Company”). All significant intercompany accounts and transactions have been eliminated.

Note 2 – Significant Accounting Policies

Use of estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates made in preparing the consolidated financial statements include the reserve for promotional allowances, the valuation of goodwill and intangible assets, stock-based and incentive compensation, and deferred income taxes.

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

Advertising and promotional costs

The Company expenses advertising costs as incurred. For the three months ended March 31, 2017 and 2016 total advertising expenses were $1,768 and $942 respectively.

Recently Adopted Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board ("FASB") issued ASU No. 2016-09, Compensation-Stock Compensation – Improvements to Employee Share-Based Payment Accounting. The new guidance simplifies several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, statutory tax withholding requirements, classification of awards as either equity or liabilities, and classification in the statement of cash flows. Under this ASU, excess tax benefits and deficiencies are no longer recognized as additional paid-in capital in the consolidated balance sheets. This guidance was effective on January 1, 2017. The adoption of this amendment had no impact on the consolidated financial statements.

In November 2015, the FASB issued ASU 2015-17, Income Taxes – Balance Sheet Classification of Deferred Taxes. This new guidance simplifies the presentation of deferred income taxes and requires that all deferred tax assets and liabilities, along with any related valuation allowance, be classified as noncurrent on the balance sheet. Previous guidance required deferred tax assets and liabilities to be separated into current and noncurrent amounts on the balance sheet. This guidance was effective on January 1, 2017. The Company elected to adopt this guidance as of the first fiscal quarter in 2017 and has applied the update on a retrospective basis. The Company changed its accounting principle to reduce the cost and complexity inherent in recording deferred taxes as current and noncurrent on the consolidated balance sheets. As a result, the Company has reclassified $662 of current deferred tax asset to noncurrent deferred tax liability in the consolidated balance sheet as of December 31, 2016.

In July 2015, the FASB issued ASU 2015-11, Inventory – Simplifying the Measurement of Inventory. The core principal of the guidance is that an entity should measure inventory at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. This guidance was effective on January 1, 2017. The adoption of this amendment had no impact on the consolidated financial statements.

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

In January 2016, the FASB issued ASU No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities. The new guidance modifies how entities measure equity investments and present changes in the fair value of financial liabilities. Under the new guidance, entities will have to measure equity investments that do not result in consolidation and are not accounted under the equity method at fair value and recognize any changes in fair value in net income unless certain conditions exist. The new guidance will be effective for fiscal years beginning on or after December 15, 2017 and interim periods within those years. Early adoption of the guidance is not permitted. The adoption of this amendment is not expected to have an impact on the consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) ("ASU 2014-09"), which supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, including most industry-specific requirements. ASU 2014-09 establishes a five-step revenue recognition process in which an entity will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The standard allows for either “full retrospective” adoption, meaning the standard is applied to all of the periods presented, or “modified retrospective” adoption, meaning the standard is applied only to the most current period presented in the financial statements. ASU 2014-09 also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenues and cash flows from contracts with customers. On August 12, 2015, the FASB approved a one year delay of the effective date to reporting periods beginning after December 15, 2017, while permitting companies to voluntarily adopt the new standard as of the original effective date. In December 2016, the FASB issued ASU No. 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers, which clarifies narrow aspects of ASC 606 or corrects unintended application of the guidance. The effective date and transition requirements for ASU 2016-20 are the same as the effective date and transition requirements for ASU 2014-09. Under the delayed effective date, the Company is required to adopt the new standard not later than January 1, 2018.

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

Note 3 – Inventories, net

Inventories consisted of the following:

	March 31, 2017	December 31, 2016
Ingredients	$2,119	$2,256
Packaging	2,335	2,770
Finished goods	3,176	3,016
Total inventories	$7,630	$8,042

Note 4 – Property, Plant and Equipment, net

Property, plant and equipment consisted of the following:

	March 31, 2017	December 31, 2016
Land	$1,747	$1,747
Buildings and improvements	16,472	16,428
Machinery and equipment	24,881	23,122
Vehicles	913	848
Office equipment	717	709
Construction in process	1,008	1,873
	45,738	44,727
Less accumulated depreciation	(23,453)	(22,895)
Total property, plant and equipment, net	$22,285	$21,832

Note 5 – Intangible Assets

Goodwill & indefinite-lived intangible assets consisted of the following:

	March 31, 2017	December 31, 2016
Goodwill	$10,368	$10,368
Brand names	3,700	3,700
Goodwill and indefinite-lived intangible assets	$14,068	$14,068

Other intangible assets, net consisted of the following:

	March 31, 2017	December 31, 2016
Recipes	$44	$44
Customer lists and other customer related intangibles	4,529	4,529
Customer relationship	985	985
Trade names	2,248	2,248
Formula	438	438
	8,244	8,244
Accumulated amortization	(6,765)	(6,597)
Other intangible assets, net	$1,479	$1,647

Note 6 – Accrued Expenses

Accrued expenses consisted of the following:

	March 31, 2017	December 31, 2016
Payroll and incentive compensation	$2,141	$1,560
Real estate taxes	286	394
Other	327	215
	$2,754	$2,169

Note 7 – Notes Payable

	March 31, 2017	December 31, 2016

Variable rate term loan due May 31, 2018. Principal and interest (3.28% at March 31, 2017) payable monthly with a balloon payment due at maturity.	$3,212	$3,339

Variable rate term loan due May 31, 2019. Principal and interest (3.28% at March 31, 2017) payable monthly with a balloon payment due at maturity.	3,697	3,780
Total notes payable	6,909	7,119
Less current portion	(840)	(840)
Total long-term portion	$6,069	$6,279

The variable rate term loans are subject to interest at the prime rate or at the LIBOR rate plus 2.5% and are collateralized by substantially all of the assets of the Company. In addition, under the terms of the related agreements, the Company is subject to minimum fixed charged ratio and tangible net worth thresholds, which among other things may limit the Company's ability to pay dividends or repurchase shares of its common stock. Further, under the agreements the Company is required to deliver its annual and quarterly financial statements and related SEC filings within specified timeframes. The Company was in compliance with these financial covenants at March 31, 2017.

In addition, the Company has a $5 million revolving credit facility. Borrowings under the facility are subject to interest at the prime rate or LIBOR plus 2.5%. As of March 31, 2017 there were no borrowings under the facility. Unless renewed the facility expires in July 2017.

Note 8 – Commitments and contingencies

Lease obligations

The Company leases three retail stores for its Lifeway Kefir Shop subsidiary, certain machinery and equipment, and office space under operating leases. Total lease expense was $157 and $90 for the three months ended March 31, 2017 and 2016, respectively.

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

Note 9 – Income taxes

For each interim period, the Company estimates the effective tax rate (“ETR”) expected to be applicable for the full year and applies that rate to income before provision for income taxes for the period. Additionally, the Company records discrete income tax items such as enacted tax rate changes and completed tax audits in the period in which they occur.

The effective tax rate for the three months ended March 31, 2017 was 39.2% compared to an ETR of 38.8% for the three months ended March 31, 2016.

Note 10 – Fair Value Measurements

The Company’s financial assets and liabilities include cash and cash equivalents, accounts receivable, accounts payable and notes payable, and are reported at carrying value which approximates fair value.

Note 11 – Stock-based and Other Compensation

Stock Options

In December 2015, Lifeway shareholders approved the 2015 Omnibus Incentive Plan, which authorized the issuance of an aggregate of 3.5 million shares to satisfy awards of stock options, stock appreciation rights, unrestricted stock, restricted stock, restricted stock units, performance shares and performance units. At March 31, 2017, 3.448 million shares remain available under the Omnibus Incentive Plan. The Company has not established a pace for the frequency of awards under the Omnibus Incentive Plan, and may choose to suspend the issuance of new awards in the future and may grant additional awards at any time including issuing special grants of restricted stock, restricted stock units, and stock options to attract and retain new and existing executives.

The following table summarizes stock option activity during the three months ended March 31, 2017:

	Options	Weighted average exercise price	Weighted average remaining contractual life	Aggregate intrinsic value

Outstanding at December 31, 2016	45	$10.45
Granted	–	$–
Exercised	–	$–
Forfeited	–	$–
Outstanding at March 31, 2017	45	$10.45	9.00	$13
Exercisable at March 31, 2017	20	$10.77	8.90	$(1)

For the three months ended March 31, 2017 and 2016 total pre-tax stock-based compensation expense recognized in the consolidated statements of income and comprehensive income was $15 and $21, respectively. For the three months ended March 31, 2017 and 2016 tax-related benefits of $6 and $8 were also recognized. As of March 31, 2017, the total remaining unearned compensation related to non-vested stock options was $45, which is expected to be amortized over the weighted-average remaining service period of 1.29 years.

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

The following table summarizes RSU activity during the three months ended March 31, 2017:

RSU’s

Outstanding at December 31, 2016	2
Granted	–
Shares issued upon vesting	–
Forfeited	–
Outstanding at March 31, 2017	2
Weighted average grant date fair value per share	$10.54

We expense RSU’s over the service period. For the three months ended March 31, 2017 and 2016 total pre-tax stock-based compensation expense recognized in the consolidated statements of income and comprehensive income was $5 and $0, respectively. For the three months ended March 31, 2017 and 2016 tax-related benefits of $2 and $0 were also recognized. As of March 31, 2017, the total remaining unearned compensation related to non-vested RSU’s was $16, which is expected to be amortized over the weighted-average remaining service period of 0.91 years.

Incentive Compensation

In March 2016 Lifeway established an incentive-based compensation program (the “2016 Plan”) for certain senior executives and key employees (the “participants”). The incentive compensation was based on the achievement of certain sales and EBITDA performance levels versus respective targets in 2016. Under the 2016 Plan, the senior executives had the opportunity to earn cash and equity-based incentive compensation in amounts ranging from $0 to $4,000 for fiscal 2016 depending on the performance levels compared to the respective targets. For the three months ended March 31, 2016, bonuses of $560 were accrued under the 2016 Plan.

In January 2017, Lifeway established an incentive-based compensation program (the “2017 Plan”) for certain senior executives and key employees (the “participants”). The number of participants under the 2017 Plan was expanded from the 2016 Plan. Under the 2017 Plan, incentive compensation is based on (a) the achievement of certain sales and EBITDA performance levels versus respective targets in 2017, and (b) for certain senior executives, the achievement of individual performance objectives. Under the 2017 Plan, collectively the participants may earn cash and equity based incentive compensation in amounts ranging from $0 to $11,025 depending on the Company’s performance levels compared to the respective targets and the senior executive’s performance compared to their individual objectives. The equity portion of the incentive compensation is payable in restricted stock that vests one-third in each of the three years from the 2017 grant dates. For the three months ended March 31, 2017, $818 was accrued under the 2017 Plan, of which $389 was recorded as cash bonus expense and $429 was recorded as stock-based compensation expense in the consolidated statements of income and comprehensive income.

Retirement Benefits

The Company has a defined contribution plan which is available to substantially all full-time employees. Under the terms of the plan the Company matches employee contributions under a prescribed formula. For the three months ended March 31, 2017 and 2016 total contribution expense recognized in the consolidated statements of income and comprehensive income was $103 and $82, respectively.

Note 12 – Segments, Products and Customers

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

Net sales of products by category were as follows:

	Three months ended March 31,
	2017	2016
Drinkable Kefir (a)	$27,760	$28,067
Lifeway cheese products	2,598	2,637
ProBugs Kefir products	1,452	1,641
Frozen Kefir	307	225
Net Sales	$32,117	$32,570

(a)	Excludes ProBugs Kefir products, and includes cream, cupped Kefir and cupped cheese products, supplements and other.

Significant Customers – Sales are predominately to companies in the retail food industry, located within the United States. Two major customers accounted for approximately 23% of net sales for the three months ended March 31, 2017 and 2016.

Note 13 – Related party transactions

The Company obtains consulting services from the Chairperson of its board of directors. Fees earned by the Chairperson are included in general and administrative expenses in the accompanying consolidated statements of income and comprehensive income and were $250 and $326 during the three months ended March 31, 2017 and 2016, respectively.

The Company is also a party to a royalty agreement with the Chairperson of its board of directors under which the Company pays the Chairperson a royalty based on the sale of certain Lifeway product, not to exceed $50 in any fiscal month. Royalties earned by the Chairperson are included in selling expenses in the accompanying consolidated statements of income and comprehensive income and were $150 during the three months ended March 31, 2017 and 2016.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) in this Form 10-Q is provided as a supplement to, and should be read in conjunction with, our audited consolidated financial statements, the accompanying notes, and the MD&A included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 (the “Form 10-K”). Unless otherwise specified, any description of “our”, “we”, and “us” in this MD&A refer to Lifeway Foods, Inc. and subsidiaries.

Cautionary Statement Regarding Forward-Looking Statements

In addition to historical information, this quarterly report contains “forward-looking” statements within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. These statements may be identified by the use of words such as "anticipate," "intend," "plan," "believe," "estimate," "expect," "future," "likely," "may," "should," "will" and similar terms or terminology, or the negative of such terms or other comparable terminology. Examples of forward-looking statements include, among others, statements we make regarding

•	Expectations of the effect on our financial condition of claims, litigation, environmental costs, contingent liabilities and governmental and regulatory investigations and proceedings;
•	Strategy for acquisitions, customer retention, growth, product development, market position, financial results and reserves; Estimates of the amounts of sales allowances and discounts to our customers and consumers;
•	Our belief that we will maintain compliance with our loan agreements and have sufficient liquidity to fund our business operations;

Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based only on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of our control. Our actual results and financial condition may differ materially from those indicated in the forward-looking statements. Therefore, you should not rely on any of these forward-looking statements. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include, among others, the following:

•	The impact of investigative and legal proceedings;
•	Developments and changes in laws and regulations, including regulation of the dairy or food industries through legislative action and revised rules and standards applied by the Food & Drug Administration (FDA);
•	Economic and financial conditions, including volatility in interest and exchange rates, commodity and equity prices, and the value of our assets;
•	Changes in the price of milk and other key materials and disruptions in supply chains for these materials;
•	Strategic actions, including acquisitions and dispositions and our success in launching new products;
•	The impact on our competitive position if we do not maintain compliance with our loan agreements and/or sufficient liquidity to fund our business operations;
•	Such other factors as discussed throughout Part I, Item 1 “Business”; Part I, Item 1A “Risk Factors”; and Part II, Item 7 “Management's Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2016 and that are described from time to time in our filings with the SEC.

These factors are not necessarily all of the important factors that could cause actual results to differ materially from those expressed in any of our forward-looking statements. Other unknown or unpredictable factors could also have material adverse effects on future results. We intend these forward-looking statements to speak only at the date made. Except as otherwise required to be disclosed in periodic reports required to be filed by public companies with the SEC pursuant to the SEC's rules, we have no duty to update these statements, and we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Three Months Ended March 31, 2017 Compared to Three Months Ended March 31, 2016

Results of Operations

	March 31,		Change
	2017	2016	$	%

Net sales	$32,117	$32,570	$(453)	(1.4%	)

Cost of goods sold	$23,074	$23,239	$165
Depreciation expense	586	631	45
Total cost of goods sold	$23,660	$23,870	$210	0.9%

Gross profit	$8,457	$8,700	$(243)	(2.8%	)
Gross Profit % to net sales	26.3%	26.7%

Selling expenses	$4,238	$2,964	$(1,274)	(43.0%	)
Selling expenses % to net sales	13.2%	9.1%

General & administrative expenses	$3,785	$3,946	$161	4.1%
General & administrative % to net sales	11.8%	12.1%

Amortization expense	$168	$176	$8	4.5%

Total operating expenses	$8,191	$7,086	$(1,105)	(15.6%	)
Total operating expense % to net sales	25.5%	21.8%
Income from operations	$266	$1,614	$(1,348)	(83.5%	)
Income from operations % to net sales	0.8%	5.0%

Net Sales

Net sales decreased by $453 or 1.4% to $32,117. Higher trade promotion subtracted 1.4% from net sales; volume / mix subtracted 0.6% from net sales; and pricing added 0.6% to overall net sales. The 0.6% volume / mix decline reflects lower volumes of our other branded drinkable kefir partially offset by higher sales of private label product and the impact of new items. The increased trade promotion was driven by increased coupon redemption and trade spending related to new product introductions.

Gross Profit

Gross profit as a percent of net sales decreased to 26.3% during the three-month period ended March 31, 2017 from 26.7% during the same three-month period in 2016. The slightly lower gross profit percent reflects higher milk costs and increased trade promotion partially offset by lower manufacturing overhead costs.

Selling Expenses

Selling expenses increased by $1,274 or 43.0% to $4,238 during the three-month period ended March 31, 2017 from $2,964 during the same period in 2016. The increased selling expenses reflects certain advertising and marketing related costs including an advertising campaign that aired in the first quarter of 2017 to coincide with an annual natural products conference, the production costs associated with a national coupon campaign launched in the first quarter of 2017 and increased costs related to trade shows. Higher salaries, driven by a headcount increase in our salesforce, also contributed to the increased selling expenses. Selling expenses as a percentage of net sales were 13.2% for the three-month period ended March 31, 2017 compared to 9.1% for the same period in 2016.

General and administrative expenses

General and administrative expenses decreased $161 or 4.1% to $3,785 during the three-month period ended March 31, 2017 from $3,946 during the same period in 2016. The decrease is primarily a result of lower professional fees partially offset by higher compensation.

Income from operations and net income

The company reported income from operations of $266 during the three months ended March 31, 2017, compared to $1,614 during the same period in 2016. Provision for income taxes was $80 during three months ended March 31, 2017, compared to a provision for income taxes of $606 during the same period in 2016. Our effective tax rate for the three months ended March 31, 2017 was 39.2% compared to an effective tax rate of 38.8% in the same period last year. Income taxes are discussed in Note 9 in the Notes to the Consolidated Financial Statements.

We reported net income of $124 or $0.01 per basic and diluted common share for the three-month period ended March 31, 2017 compared to net income of $955 or $0.06 per basic and diluted common share in the same period in 2016.

Liquidity and Capital Resources

Sources and Uses of Cash

We anticipate being able to fund the Company's foreseeable liquidity requirements internally. We also have unused credit lines as discussed in Note 7 to the consolidated financial statements and we anticipate future compliance with our loan agreements. We continue to explore potential acquisition opportunities in our industry in order to boost sales while leveraging our distribution system to consolidate and lower costs.

Net cash provided by operating activities was $2,250 during the three months ended March 31, 2017 compared to net cash used in operating activities of $1,016 in the same period in 2016. The increase in cash provided by operating activities reflects an increase in non-cash charges primarily related to stock-based compensation and the impact of relatively lower working capital during 2017. The favorable working capital effects on operating cash flow was driven by the favorable timing of payments to suppliers and service providers and lower inventory levels partially offset by higher receivables.

Net cash used in investing activities was $1,044 during the three months ended March 31, 2017 compared to net cash used in investing activities of $194 in the same period in 2016. The increase in net cash used in investing activities was driven by capital spending. Capital spending was $1,078 during the three months ended March 31, 2017 compared to $336 in the same period in 2016 reflecting our continuing investments in new production equipment.

Net cash used in financing activities was $210 during the three-months ended March 31, 2017 compared to net cash used in financing activities of $650 in the same period in 2016. We repurchased approximately 39 shares of common stock at a cost of $440 in the three months ended March 31, 2016. There were no share repurchases in the same period in 2017. On September 24, 2015, the Company’s Board of Directors authorized a stock repurchase program under which the Company may repurchase up to $3,500 of common stock not to exceed an aggregate of 250 shares. Approximately $1,200 remained available under this authorized program as of March 31, 2017. The repurchase program has no expiration date and may be suspended or discontinued at any time.

The Company had a net increase in cash and cash equivalents of $996 during the three-month period ended March 31, 2017 compared to a net decrease in cash and cash equivalents of $1,860 in the same period in 2016.

At March 31, 2017, the Company had $840 of current maturities of notes payable. The Company also has a $5 million revolving credit facility with The Private Bank. This facility, which unless renewed expires in July 2017, remained unused at March 31, 2017 and is available for other general corporate purposes.

The company is in compliance with the covenants contained in its loan agreements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

For information regarding our exposure to certain market risk, see Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in the Form 10-K. There have been no significant changes in our market risk exposures from the 2016 year-end.

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

As previously disclosed under “Item 9A—Controls and Procedures” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, we concluded that our internal control over financial reporting was not effective based on the material weakness identified. Based on the material weakness, which we view as an integral part of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the quarter ended March 31, 2017, our disclosure controls and procedures were not effective. Nevertheless, based on a number of factors, including the performance of additional procedures by management designed to ensure the reliability of our financial reporting, we believe that the consolidated financial statements in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with GAAP.

(b)	Changes in Internal Control over Financial Reporting

Our remediation efforts were ongoing during the three months ended March 31, 2017. Remediation generally requires making changes to how controls are designed and implemented and then adhering to those changes for a sufficient period of time such that the effectiveness of those changes is demonstrated with an appropriate amount of consistency. We have taken certain remediation steps to address the material weaknesses referenced above and to improve our control over financial reporting. If not remediated these deficiencies could result in material misstatements to our consolidated financial statements.

In addition to the actions previously disclosed under “Item 9A—Controls and Procedures” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, our remediation initiatives summarized below, are intended to further address our specific material weaknesses and to continue to enhance our internal control over financial reporting.

Management’s Remediation Initiatives

During the three months ended March 31, 2017 we took the following actions to improve our internal controls over financial reporting:

•	We have continued to emphasize the importance of, and monitor the sustained compliance with, the execution of our internal controls over financial reporting.
•	We have continued to work with our third-party service provider to ensure that our accounting and reporting for income taxes was timely and accurate.
•	We have increased the number of employees authorized to review and sign checks from two to three to improve timeliness and add redundancy to the internal controls over the cash disbursements process.
•	We have commenced an initiative to install software and implement new procedures designed to improve user provisioning and user access rights to our ERP.

There were no other material changes in our internal control over financial reporting that occurred during the three months ended March 31, 2017 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

We are a party to various lawsuits, proceedings, and other matters arising out of the conduct of our business. Currently, it is management’s opinion that the ultimate resolution of these matters will not have a material adverse effect on our business, financial condition, results of operation, or cash flows.

ITEM 1A. RISK FACTORS.

There have been no material changes to the Risk Factors disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Issuer Purchases of Equity Securities

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURE.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

31.1	Officer’s Certificate Pursuant to 15 U.S.C. 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Officer’s Certificate Pursuant to 15 U.S.C. 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1*	Press release dated May 18, 2017 reporting the Company's financial results for the three months ended March 31, 2017.
101	Interactive Data Files.

* This exhibit is furnished and will not be deemed "filed.”

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIFEWAY FOODS, INC.

Date: May 18, 2017	By:	/s/ Julie Smolyansky
Julie Smolyansky
Chief Executive Officer, President, and Director
(Principal Executive Officer)

Date: May 18, 2017	By:	/s/ John P. Waldron
John P. Waldron
Chief Financial Officer (Principal Financial and Accounting Officer)

INDEX OF EXHIBITS

31.1	Officer’s Certificate Pursuant to 15 U.S.C. 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Officer’s Certificate Pursuant to 15 U.S.C. 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1*	Press release dated May 18, 2017 reporting the Company's financial results for the three months ended March 31, 2017.

101	Interactive Data Files.

* This exhibit is furnished and will not be deemed "filed.

