Form 10-Q
period 2017-06-30
LIFEWAY FOODS INC
filed 2017-08-14
CIK 814586

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

_____________________

(Mark One)

☒       QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2017

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

As of August 3, 2017, 16,068,430 shares of the registrant’s common stock, no par value, were outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

LIFEWAY FOODS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

June 30, 2017 and December 31, 2016

(In thousands)

	June 30, 2017 (Unaudited)	December 31, 2016
Current assets
Cash and cash equivalents	$9,349	$8,812
Accounts receivable, net of allowance for doubtful accounts and discounts & allowances of $1,500 and $1,600 at June 30, 2017 and December 31, 2016 respectively	10,388	9,594
Inventories, net	8,097	8,042
Prepaid expenses and other current assets	1,285	785
Refundable income taxes	342	309
Total current assets	29,461	27,542

Property, plant and equipment, net	23,010	21,832

Intangible assets
Goodwill & indefinite-lived intangibles	14,068	14,068
Other intangible assets, net	1,311	1,647
Total intangible assets	15,379	15,715

Other assets	125	125
Total assets	$67,975	$65,214

Current liabilities
Current maturities of notes payable	$3,419	$840
Accounts payable	6,285	5,718
Accrued expenses	3,813	2,169
Accrued income taxes	75	654
Total current liabilities	13,592	9,381

Notes payable	3,280	6,279
Deferred income taxes, net	1,192	1,192
Other long-term liabilities	351	–
Total liabilities	18,415	16,852

Stockholders' equity
Common stock, no par value; 40,000 shares authorized; 17,274 shares issued; 16,154 outstanding	6,509	6,509
Paid-in capital	2,236	2,198
Treasury stock, at cost	(10,340)	(10,340)
Retained earnings	51,155	49,995
Total stockholders' equity	49,560	48,362

Total liabilities and stockholders' equity	$67,975	$65,214

See accompanying notes to consolidated financial statements

LIFEWAY FOODS, INC. AND SUBSIDIARIES

Consolidated Statements of Income and Comprehensive Income

For the three months and six months ended June 30, 2017 and 2016

(Unaudited)

(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

Net sales	$31,733	$31,131	$63,850	$63,701

Cost of goods sold	21,857	20,763	44,931	44,002
Depreciation expense	597	633	1,183	1,264
Total cost of goods sold	22,454	21,396	46,114	45,266

Gross profit	9,279	9,735	17,736	18,435

Selling expenses	3,400	3,463	7,638	6,427
General and administrative	3,813	3,046	7,598	6,992
Amortization expense	168	177	336	353
Total operating expenses	7,381	6,686	15,572	13,772

Income from operations	1,898	3,049	2,164	4,663

Other income (expense):
Interest expense	(61)	(47)	(118)	(105)
Loss on sale of investments, net reclassified from OCI	–	(15)	–	(27)
Loss on sale of property and equipment	–	(151)	(5)	(151)
Other income, net	–	60	–	77
Total other income (expense)	(61)	(153)	(123)	(206)

Income before provision for income taxes	1,837	2,896	2,041	4,457

Provision for income taxes	801	789	881	1,395

Net income	$1,036	$2,107	$1,160	$3,062

Earnings per common share:
Basic	$0.06	$0.13	$0.07	$0.19
Diluted	$0.06	$0.13	$0.07	$0.19

Weighted average common shares:
Basic	16,154	16,149	16,154	16,169
Diluted	16,203	16,149	16,211	16,169

COMPREHENSIVE INCOME

Net income	$1,036	$2,107	$1,160	$3,062

Other comprehensive income (loss), net of tax:
Unrealized gains on investments, net of taxes	–	12	–	56
Reclassifications to earnings:
Realized gains on investments, net of taxes	–	24	–	17

Comprehensive income	$1,036	$2,143	$1,160	$3,135

See accompanying notes to consolidated financial statements

LIFEWAY FOODS, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

For the Six Months Ended June 30, 2017 and 2016

(Unaudited)

(In thousands, except share data)

							Accumulated
							Other
	Common Stock						Comprehensive
	Issued		In treasury		Paid-In	Retained	Income (Loss),	Total
	Shares	$	Shares	$	Capital	Earnings	Net of Tax	Equity

Balance, January 1, 2016	17,274	$6,509	(1,064)	$(9,730)	$2,033	$46,516	$(71)	$45,257

Other comprehensive income	–	–	–	–	–		73	73

Treasury stock purchased	–	–	(69)	(738)	–	–	–	(738)

Stock-based compensation	–	–	–	–	42	–	–	42

Net income	–	–	–	–	–	3,062	–	3,062

Balance, June 30, 2016	17,274	$6,509	(1,133)	$(10,468)	$2,075	$49,578	$2	$47,696

Balance, January 1, 2017	17,274	$6,509	(1,120)	$(10,340)	$2,198	$49,995	$–	$48,362

Stock-based compensation	–	–	–	–	38	–	–	38

Net income	–	–	–	–	–	1,160	–	1,160

Balance, June 30, 2017	17,274	$6,509	(1,120)	$(10,340)	$2,236	$51,155	$–	$49,560

See accompanying notes to consolidated financial statements

LIFEWAY FOODS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

For the Six Months Ended June 30, 2017 and 2016

(Unaudited)

(In thousands)

	2017	2016

Cash flows from operating activities:
Net income	$1,160	$3,062
Adjustments to reconcile net income to operating cash flow:
Depreciation and amortization	1,519	1,617
Loss on sale of investments, net	–	27
Reserve for inventory obsolescence	131	–
Stock-based compensation	775	42
Loss on sale of property and equipment	5	151
(Increase) decrease in operating assets:
Accounts receivable	(793)	(502)
Inventories	(185)	(1,649)
Refundable income taxes	(33)	(70)
Prepaid expenses and other current assets	(500)	(448)
Increase (decrease) in operating liabilities:
Accounts payable	564	(1,710)
Accrued expenses	1,259	765
Accrued income taxes	(579)	576
Net cash provided by operating activities	3,323	1,861

Cash flows from investing activities:
Purchases of investments	–	(479)
Proceeds from sale of investments	–	1,024
Redemption of certificates of deposits	–	513
Purchases of property and equipment	(2,400)	(1,382)
Proceeds from sale of property and equipment	34	39
Net cash used in investing activities	(2,366)	(285)

Cash flows from financing activities:
Purchase of treasury stock	–	(738)
Repayment of notes payable	(420)	(420)
Net cash used in financing activities	(420)	(1,158)

Net increase in cash and cash equivalents	537	418

Cash and cash equivalents at the beginning of the period	8,812	5,646

Cash and cash equivalents at the end of the period	$9,349	$6,064

Supplemental cash flow information:
Cash paid for income taxes, net of refunds	$1,493	$886
Cash paid for interest	$118	$105

See accompanying notes to consolidated financial statements

LIFEWAY FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

June 30, 2017 and December 31, 2016

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

Bulk cream is a by-product of the Company’s fluid milk manufacturing process. The Company does not use its by-product bulk cream in any of its end products, but rather disposes of it through sales to other companies. Bulk cream by-product sales are included in net sales.

Advertising and promotional costs

The Company expenses advertising costs as incurred. For the six months ended June 30, 2017 and 2016 total advertising expenses were $2,811 and $2,753 respectively. For the three months ended June 30, 2017 and 2016 total advertising expenses were $1,043 and $1,811 respectively.

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

Recently Issued Accounting Pronouncements

In May 2017, the FASB issued ASU No. 2017-09, Compensation – Stock Compensation (Topic 718): Scope of Modification Accounting. The new guidance provides clarity and reduces both diversity in practice and cost of complexity when accounting for a change to the terms of or conditions of a share-based payment award. The amendments in this Update provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. The new guidance will be effective for fiscal years beginning on or after December 15, 2017 and interim periods within those years. Early adoption of the guidance is permitted. The adoption of this amendment is not expected to have a material impact on the consolidated financial statements.

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

Note 3 – Inventories, net

Inventories consisted of the following:

	June 30, 2017	December 31, 2016
Ingredients	$1,992	$2,256
Packaging	2,731	2,770
Finished goods	3,374	3,016
Total inventories	$8,097	$8,042

Note 4 – Property, Plant and Equipment, net

Property, plant and equipment consisted of the following:

	June 30, 2017	December 31, 2016
Land	$1,747	$1,747
Buildings and improvements	16,533	16,428
Machinery and equipment	25,465	23,122
Vehicles	934	848
Office equipment	728	709
Construction in process	1,653	1,873
	47,060	44,727
Less accumulated depreciation	(24,050)	(22,895)
Total property, plant and equipment, net	$23,010	$21,832

Note 5 – Intangible Assets

Goodwill & indefinite-lived intangible assets consisted of the following:

	June 30, 2017	December 31, 2016
Goodwill	$10,368	$10,368
Brand names	3,700	3,700
Goodwill and indefinite-lived intangible assets	$14,068	$14,068

Other intangible assets, net consisted of the following:

	June 30, 2017	December 31, 2016
Recipes	$44	$44
Customer lists and other customer related intangibles	4,529	4,529
Customer relationship	985	985
Trade names	2,248	2,248
Formula	438	438
	8,244	8,244
Accumulated amortization	(6,933)	(6,597)
Other intangible assets, net	$1,311	$1,647

Note 6 – Accrued Expenses

Accrued expenses consisted of the following:

	June 30, 2017	December 31, 2016
Payroll and incentive compensation	$3,207	$1,560
Real estate taxes	331	394
Other	275	215
	$3,813	$2,169

Note 7 – Notes Payable

	June 30, 2017	December 31, 2016

Variable rate term loan due May 31, 2018. Principal and interest (3.54% at June 30, 2017) payable monthly with a balloon payment due at maturity.	$3,085	$3,339

Variable rate term loan due May 31, 2019. Principal and interest (3.55% at June 30, 2017) payable monthly with a balloon payment due at maturity.	3,614	3,780
Total notes payable	6,699	7,119
Less current portion	(3,419)	(840)
Total long-term portion	$3,280	$6,279

The variable rate term loans are subject to interest at the prime rate or at the LIBOR rate plus 2.5% and are collateralized by substantially all of the assets of the Company. In addition, under the terms of the related agreements, the Company is subject to minimum fixed charged ratio and tangible net worth thresholds, which among other things may limit the Company's ability to pay dividends or repurchase shares of its common stock. Further, under the agreements the Company is required to deliver its annual and quarterly financial statements and related SEC filings within specified timeframes. The Company was in compliance with these financial covenants at June 30, 2017.

In addition, the Company has a $5 million revolving credit facility. Borrowings under the facility are subject to interest at the prime rate or LIBOR plus 2.5%. As of June 30, 2017 there were no borrowings under the facility. The facility expires in July 2018.

Note 8 – Commitments and contingencies

Lease obligations

The Company leases three retail stores for its Lifeway Kefir Shop subsidiary, certain machinery and equipment, and office space under operating leases. Total lease expense was $322 and $160 for the six months ended June 30, 2017 and 2016, respectively. Total lease expense was $165 and $70 for the three months ended June 30, 2017 and 2016, respectively.

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

In a letter dated May 19, 2016, the Company received a request to voluntarily produce documents in connection with a confidential, informal inquiry by the Division of Enforcement of the SEC concerning the Company’s internal controls, disclosure controls procedures, and internal control over financial reporting for fiscal years 2013 through the date of the letter. The SEC has informed the Company that the inquiry should not be construed as an indication that any violation of any federal securities law has occurred or as a reflection upon the merits of any person, company, or securities involved. Since receiving the letter, the Company has been cooperating with the SEC and will continue to do so.

Note 9 – Income taxes

For each interim period, the Company estimates the effective tax rate (“ETR”) expected to be applicable for the full year and applies that rate to income before provision for income taxes for the period. Additionally, the Company records discrete income tax items such as enacted tax rate changes and completed tax audits in the period in which they occur.

The effective tax rate for the three months ended June 30, 2017 was 43.6% compared to 27.2% for the three months ended June 30, 2016. The effective tax rate for the six months ended June 30, 2017 was 43.1% compared to 31.3% for the six months ended June 30, 2016.

Note 10 – Fair Value Measurements

The Company’s financial assets and liabilities include cash and cash equivalents, accounts receivable, accounts payable and notes payable, and are reported at carrying value which approximates fair value.

Note 11 – Stock-based and Other Compensation

Stock Options

In December 2015, Lifeway shareholders approved the 2015 Omnibus Incentive Plan, which authorized the issuance of an aggregate of 3.5 million shares to satisfy awards of stock options, stock appreciation rights, unrestricted stock, restricted stock, restricted stock units, performance shares and performance units. At June 30, 2017, 3.448 million shares remain available under the Omnibus Incentive Plan. The Company has not established a pace for the frequency of awards under the Omnibus Incentive Plan, and may choose to suspend the issuance of new awards in the future and may grant additional awards at any time including issuing special grants of restricted stock, restricted stock units, and stock options to attract and retain new and existing executives.

The following table summarizes stock option activity during the six months ended June 30, 2017:

	Options	Weighted average exercise price	Weighted average remaining contractual life	Aggregate intrinsic value

Outstanding at December 31, 2016	45	$10.45
Granted	–	$–
Exercised	–	$–
Forfeited	–	$–
Outstanding at June 30, 2017	45	$10.45	8.70	$(51)
Exercisable at June 30, 2017	21	$10.75	8.60	$(30)

For the six months ended June 30, 2017 and 2016 total pre-tax stock-based compensation expense recognized in the consolidated statements of income and comprehensive income was $29 and $42, respectively. For the six months ended June 30, 2017 and 2016 tax-related benefits of $11 and $16 were also recognized. For the three months ended June 30, 2017 and 2016 total pre-tax stock-based compensation expense recognized in the consolidated statements of income and comprehensive income was $14 and $21, respectively. For the three months ended June 30, 2017 and 2016 tax-related benefits of $5 and $8 were also recognized. As of June 30, 2017, the total remaining unearned compensation related to non-vested stock options was $32, which is expected to be amortized over the weighted-average remaining service period of 1.27 years.

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

The following table summarizes RSU activity during the six months ended June 30, 2017:

RSU’s

Outstanding at December 31, 2016	2
Granted	–
Shares issued upon vesting	–
Forfeited	–
Outstanding at June 30, 2017	2
Weighted average grant date fair value per share	$10.54

We expense RSU’s over the service period. For the six months ended June 30, 2017 and 2016 total pre-tax stock-based compensation expense recognized in the consolidated statements of income and comprehensive income was $9 and $0, respectively. For the six months ended June 30, 2017 and 2016 tax-related benefits of $4 and $0 were also recognized. For the three months ended June 30, 2017 and 2016 total pre-tax stock-based compensation expense recognized in the consolidated statements of income and comprehensive income was $4 and $0, respectively. For the three months ended June 30, 2017 and 2016 tax-related benefits of $2 and $0 were also recognized. As of June 30, 2017, the total remaining unearned compensation related to non-vested RSU’s was $11, which is expected to be amortized over the weighted-average remaining service period of 0.96 years.

Incentive Compensation

In March 2016 Lifeway established an incentive-based compensation program (the “2016 Plan”) for certain senior executives and key employees (the “participants”). The incentive compensation was based on the achievement of certain sales and EBITDA performance levels versus respective targets in 2016. Under the 2016 Plan, the senior executives had the opportunity to earn cash and equity-based incentive compensation in amounts ranging from $0 to $4,000 for fiscal 2016 depending on the performance levels compared to the respective targets. For the six months and three months ended June 30, 2016, bonuses of $1,040 and $640 were expensed under the 2016 Plan, respectively.

In January 2017, Lifeway established an incentive-based compensation program (the “2017 Plan”) for certain senior executives and key employees (the “participants”). The number of participants under the 2017 Plan was expanded from the 2016 Plan. Under the 2017 Plan, incentive compensation is based on (a) the achievement of certain sales and EBITDA performance levels versus respective targets in 2017, and (b) for certain senior executives, the achievement of individual performance objectives. Under the 2017 Plan, collectively the participants may earn cash and equity based incentive compensation in amounts ranging from $0 to $11,025 depending on the Company’s performance levels compared to the respective targets and the senior executive’s performance compared to their individual objectives. The equity portion of the incentive compensation is payable in restricted stock that vests one-third in each of the three years from the 2017 grant dates. For the six months ended June 30, 2017, $1,985 was accrued under the 2017 Plan, of which $1,248 was recorded as cash bonus expense and $737 was recorded as stock-based compensation expense in the consolidated statements of income and comprehensive income. For the three months ended June 30, 2017, $1,167 was accrued under the 2017 Plan, of which $859 was recorded as cash bonus expense and $308 was recorded as stock-based compensation expense in the consolidated statements of income and comprehensive income.

 Retirement Benefits

The Company has a defined contribution plan which is available to substantially all full-time employees. Under the terms of the plan the Company matches employee contributions under a prescribed formula. For the six months ended June 30, 2017 and 2016 total contribution expense recognized in the consolidated statements of income and comprehensive income was $237 and $173, respectively. For the three months ended June 30, 2017 and 2016 total contribution expense recognized in the consolidated statements of income and comprehensive income was $134 and $91, respectively.

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

Net sales of products by category were as follows:

	Six months ended June 30,		Three months ended June 30,
	2017	2016	2017	2016
Drinkable Kefir (a)	$55,248	$54,602	$27,488	$26,535
Lifeway cheese products	5,189	5,099	2,591	2,462
Pro Bugs Kefir products	2,767	3,357	1,315	1,716
Frozen Kefir	646	643	339	418
Net Sales	$63,850	$63,701	$31,733	$31,131

(a)	Excludes ProBugs Kefir products, and includes cream, cupped Kefir and cupped cheese products, supplements and other.

Significant Customers – Sales are predominately to companies in the retail food industry, located within the United States. Two major customers accounted for approximately 23% of net sales for the six months ended June 30, 2017 and 2016, and 22% and 23% of net sales for the three months ended June 30, 2017 and 2016, respectively.

Note 13 – Related party transactions

The Company obtains consulting services from the Chairperson of its board of directors. Fees earned by the Chairperson are included in general and administrative expenses in the accompanying consolidated statements of income and comprehensive income and were $500 and $539 during the six months ended June 30, 2017 and 2016, respectively, and $250 and $213 during the three months ended June 30, 2017 and 2016, respectively.

The Company is also a party to a royalty agreement with the Chairperson of its board of directors under which the Company pays the Chairperson a royalty based on the sale of certain Lifeway product, not to exceed $50 in any fiscal month. Royalties earned by the Chairperson are included in selling expenses in the accompanying consolidated statements of income and comprehensive income and were $300 during the six months ended June 30, 2017 and 2016, and $150 during the three months ended June 30, 2017 and 2016.

Note 14 – Subsequent Event

On August 2, 2017, the Company completed a tender offer to purchase for cash 86 shares of its common stock at a purchase price of $9.50 per share, for a total cost of approximately $900, which includes $86 of costs directly attributable to the tender offer. These shares represented approximately 0.5% of the Company’s total outstanding common stock as of July 26, 2017. The share purchases and related costs were funded through the Company’s cash and cash equivalents on hand.

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

Three Months Ended June 30, 2017 Compared to Three Months Ended June 30, 2016

Results of Operations

	June 30,		Change
	2017	2016	$	%

Net sales	$31,733	$31,131	$602	1.9%

Cost of goods sold	$21,857	$20,763	$(1,094)
Depreciation expense	597	633	36
Total cost of goods sold	$22,454	$21,396	$(1,058)	(4.9%	)

Gross profit	$9,279	$9,735	$(456)	(4.7%	)
Gross Profit % to net sales	29.2%	31.3%

Selling expenses	$3,400	$3,463	$63	1.8%
Selling expenses % to net sales	10.7%	11.1%

General & administrative expenses	$3,813	$3,046	$(767)	(25.2%	)
General & administrative % to net sales	12.0%	9.8%

Amortization expense	$168	$177	$9	5.1%

Total operating expenses	$7,381	$6,686	$(695)	(10.4%	)
Total operating expense % to net sales	23.3%	21.5%
Income from operations	$1,898	$3,049	$(1,151)	(37.8%	)
Income from operations % to net sales	6.0%	9.8%

Net Sales

Net sales increased by $602 or 1.9% to $31,733. Volume / mix added 2.7% to net sales; pricing added 0.8% to net sales and trade promotion subtracted 1.6% from overall net sales. The 2.7% volume / mix increase was driven by the impact of new item introductions; higher volumes of our branded drinkable kefir and higher sales of private label product.

Gross Profit

Gross profit as a percent of net sales decreased to 29.2% during the three-month period ended June 30, 2017 from 31.3% during the same three-month period in 2016. The lower gross profit percent reflects higher milk costs and increased trade promotion partially offset by lower freight and delivery costs.

Selling Expenses

Selling expenses decreased by $63 or 1.8% to $3,400 during the three-month period ended June 30, 2017 from $3,463 during the same period in 2016. The lower selling expenses reflects lower advertising costs, partially offset by higher salaries. The lower advertising expense was driven by timing, as we ran an advertising campaign focused on our Pro Bugs product line during the second quarter of 2016, but had no comparable campaign in the second quarter of 2017. The increase in salaries reflects a headcount increase in our salesforce. Selling expenses as a percentage of net sales were 10.7% for the three-month period ended June 30, 2017 compared to 11.1% for the same period in 2016.

General and administrative expenses

General and administrative expenses increased $767 or 25.2% to $3,813 during the three-month period ended June 30, 2017 from $3,046 during the same period in 2016. The increase is primarily a result of higher compensation partially offset by lower professional fees.

Income from operations and net income

The company reported income from operations of $1,898 during the three months ended June 30, 2017, compared to $3,049 during the same period in 2016. Provision for income taxes was $801 during the three months ended June 30, 2017, compared to a provision for income taxes of $789 during the same period in 2016. Our effective tax rate (ETR) for the three months ended June 30, 2017 was 43.6% compared to an ETR of 27.2% in the same period last year. The increase in the ETR was driven by the following:

•	During the three months ended June 30, 2017 the company provided an additional $117 of tax provision for uncertain tax positions, which increased the ETR by 6.4%.

•	During the three months ended June 30, 2016 the Company recorded an income tax benefit of $273 as a result of the favorable settlement of uncertain tax positions, which reduced the ETR by 9.2%.

Income taxes are discussed in Note 9 in the Notes to the Consolidated Financial Statements.

We reported net income of $1,036 or $0.06 per basic and diluted common share for the three-month period ended June 30, 2017 compared to net income of $2,107 or $0.13 per basic and diluted common share in the same period in 2016.

Comparison of the six-month period ended June 30, 2017 to the six-month period ended June 30, 2016

Results of Operations

	June 30,		Change
	2017	2016	$	%

Net sales	$63,850	$63,701	$149	0.2%

Cost of goods sold	$44,931	$44,002	$(929)
Depreciation expense	1,183	1,264	81
Total cost of goods sold	$46,114	$45,266	$(848)	(1.9%	)

Gross profit	$17,736	$18,435	$(699)	(3.8%	)
Gross Profit % to net sales	27.8%	28.9%

Selling expenses	$7,638	$6,427	$(1,211)	(18.8%	)
Selling expenses % to net sales	12.0%	10.1%

General & administrative expenses	$7,598	$6,992	$(606)	(8.7%	)
General & administrative % to net sales	11.9%	11.0%

Amortization expense	$336	$353	$17	4.8%

Total operating expenses	$15,572	$13,772	$(1,800)	(13.1%	)
Total operating expense % to net sales	24.4%	21.6%
Income from operations	$2,164	$4,663	$(2,499)	(53.6%	)
Income from operations % to net sales	3.4%	7.3%

Net Sales

Net sales increased by $149 or 0.2% to $63,850.  Volume / mix added 1.0% to net sales; pricing added 0.7% to net sales and trade promotion subtracted 1.5% from overall net sales. The 1.0% volume / mix improvement was driven by the impact of new item introductions and an increase in sales of private label product. The increased trade promotion was driven in part by increased coupon redemption and trade spending related to new product introductions.

Gross Profit

Gross profit as a percent of net sales decreased to 27.8% during the six-month period ended June 30, 2017 from 28.9% during the same period in 2016. The lower gross profit percent reflects higher milk costs and increased trade promotion partially offset by lower freight and delivery costs.

Selling Expenses

Selling expenses increased by $1,211 or 18.8% to $7,638 during the six-month period ended June 30, 2017 from $6,427 during the same period in 2016.  The increased selling expenses reflects certain advertising and marketing related costs including an advertising campaign that aired in the first quarter of 2017 to coincide with an annual natural products conference, the production costs associated with a national coupon campaign launched in the first quarter of 2017 and increased costs related to trade shows. Higher salaries, driven by a headcount increase in our salesforce, also contributed to the increased selling expenses. Selling expenses as a percentage of net sales were 12.0% for the six-month period ended June 30, 2017 compared to 10.1% for the same period in 2016.

General and administrative expenses

General and administrative expenses increased $606 or 8.7% to $7,598 during the six-month period ended June 30, 2017 from $6,992 during the same period in 2016. The increase is primarily a result of increases in salaries partially offset by lower professional fees.  The increase in salaries reflects higher levels of executive compensation for senior management driven by incentive compensation and an increase in the headcount of the overall management team.

Income from operations and net income

The company reported income from operations of $2,164 during the six months ended June 30, 2017, compared to $4,663 during the same period in 2016.  Provision for income taxes was $881, or a 43.1% effective tax rate (ETR) during the six months ended June 30, 2017, compared to a provision for income taxes of $1,395 or a 31.3% effective tax rate, during the same period in 2016.  The increase in the ETR was driven by the following:

•	During the six months ended June 30, 2017 the Company provided an additional $121 of tax provision for uncertain tax positions, which increased the ETR by 6.0%.

•	During the six months ended June 30, 2016 the Company recorded an income tax benefit of $273 as a result of the favorable settlement of uncertain tax positions, which reduced the ETR by 6.0%.

Income taxes are discussed in Note 9 in the Notes to the Consolidated Financial Statements.

We reported net income of $1,160 or $0.07 per basic and diluted common share for the six-month period ended June 30, 2017 compared to $3,062 or $0.19 per basic and diluted common share in the same period in 2016.

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

Net cash provided by operating activities was $3,323 during the six months ended June 30, 2017 compared to net cash provided by operating activities of $1,861 in the same period in 2016. The increase in cash provided by operating activities reflects an increase in non-cash charges primarily related to stock-based compensation and the impact of relatively lower working capital during 2017. The favorable impact of working capital on operating cash flow was driven by the favorable timing of payments to suppliers and service providers and lower inventory levels.

Net cash used in investing activities was $2,366 during the six months ended June 30, 2017 compared to net cash used in investing activities of $285 in the same period in 2016. The lower level of net cash used in investing activities in the 2016 period reflects liquidity provided from our investments in part to fund share repurchase activity. Capital spending was $2,400 during the six months ended June 30, 2017 compared to $1,382 in the same period in 2016 reflecting our continuing investments in new production equipment.

Net cash used in financing activities was $420 during the six months ended June 30, 2017 compared to net cash used in financing activities of $1,158 in the same period in 2016. We repurchased approximately 69 shares of common stock at a cost of $738 in the six months ended June 30, 2016. There were no share repurchases in the same period in 2017. On September 24, 2015, the Company’s Board of Directors authorized a stock repurchase program under which the Company may repurchase up to $3,500 of common stock not to exceed an aggregate of 250 shares. Approximately $1,200 remained available under this authorized program as of June 30, 2017. As disclosed in the Offer to Purchase attached as an exhibit to the Company’s Schedule TO filed with the SEC on June 26, 2017, the Company suspended its repurchase program. The repurchase program has no expiration date and may be resumed or discontinued at any time.

The Company had a net increase in cash and cash equivalents of $537 during the six-month period ended June 30, 2017 compared to a net increase in cash and cash equivalents of $418 in the same period in 2016.

At June 30, 2017, the Company had $3,419 of current maturities of notes payable. We intend to fund these maturities with available cash balances and / or new financing facilities. The Company also has a $5 million revolving credit facility. This facility expires in July 2018, remained unused at June 30, 2017 and is available for other general corporate purposes. The company is in compliance with the covenants contained in its loan agreements.

On August 2, 2017, the Company completed a tender offer to purchase for cash 86 shares of its common stock at a purchase price of $9.50 per share, for a total cost of approximately $900, which includes $86 of costs directly attributable to the tender offer. These shares represented approximately 0.5% of the Company’s total outstanding common stock as of July 26, 2017. The share purchases and related costs were funded through the Company’s cash and cash equivalents on hand.

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

As previously disclosed under “Item 9A—Controls and Procedures” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, we concluded that our internal control over financial reporting was not effective based on the material weakness identified. Based on the material weakness, which we view as an integral part of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the quarter ended June 30, 2017, our disclosure controls and procedures were not effective. Nevertheless, based on a number of factors, including the performance of additional procedures by management designed to ensure the reliability of our financial reporting, we believe that the consolidated financial statements in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with GAAP.

(b)	Changes in Internal Control over Financial Reporting

Our remediation efforts were ongoing during the three months ended June 30, 2017. Remediation generally requires making changes to how controls are designed and implemented and then adhering to those changes for a sufficient period of time such that the effectiveness of those changes is demonstrated with an appropriate amount of consistency. We have taken certain remediation steps to address the material weaknesses referenced above and to improve our control over financial reporting. If not remediated these deficiencies could result in material misstatements to our consolidated financial statements.

In addition to the actions previously disclosed under “Item 9A—Controls and Procedures” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, our remediation initiatives summarized below, are intended to further address our specific material weaknesses and to continue to enhance our internal control over financial reporting.

Management’s Remediation Initiatives

During the six months ended June 30, 2017 we took the following actions to improve our internal controls over financial reporting:

•	We have continued to emphasize the importance of, and monitor the sustained compliance with, the execution of our internal controls over financial reporting.

•	We have continued to work with our third-party service provider to ensure that our accounting and reporting for income taxes are timely and accurate.

•	We have increased the number of employees authorized to review and sign checks from two to three to improve timeliness and add redundancy to the internal controls over the cash disbursements process.

•	We have commenced an initiative to install software and implement new procedures designed to improve user provisioning and user access rights to our ERP system.

There were no other material changes in our internal control over financial reporting that occurred during the six months ended June 30, 2017 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Issuer Purchases of Equity Securities

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURE.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

31.1	Officer’s Certificate Pursuant to 15 U.S.C. 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Officer’s Certificate Pursuant to 15 U.S.C. 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1*	Press release dated August 14, 2017 reporting the Company's financial results for the three and six months ended June 30, 2017.
101	Interactive Data Files.

* This exhibit is furnished and will not be deemed "filed.”

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIFEWAY FOODS, INC.

Date: August 14, 2017	By:	/s/ Julie Smolyansky
Julie Smolyansky
Chief Executive Officer, President, and Director
(Principal Executive Officer)

Date: August 14, 2017	By:	/s/ John P. Waldron
John P. Waldron
Chief Financial Officer
(Principal Financial and Accounting Officer)

INDEX OF EXHIBITS

31.1	Officer’s Certificate Pursuant to 15 U.S.C. 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Officer’s Certificate Pursuant to 15 U.S.C. 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1*	Press release dated August 14, 2017 reporting the Company's financial results for the three and six months ended June 30, 2017.

101	Interactive Data Files.

