Form 10-Q
period 2017-09-30
LIFEWAY FOODS INC
filed 2017-11-14
CIK 814586

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

_____________________

(Mark One)

☒       QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2017

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

As of November 3, 2017, 16,024,264 shares of the registrant’s common stock, no par value, were outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

LIFEWAY FOODS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

September 30, 2017 and December 31, 2016

(In thousands)

	September 30, 2017 (Unaudited)	December 31, 2016
Current assets
Cash and cash equivalents	$7,264	$8,812
Accounts receivable, net of allowance for doubtful accounts and discounts & allowances of $1,160 and $1,600 at September 30, 2017 and December 31, 2016 respectively	10,408	9,594
Inventories, net	8,050	8,042
Prepaid expenses and other current assets	1,016	785
Refundable income taxes	771	309
Total current assets	27,509	27,542

Property, plant and equipment, net	23,888	21,832

Intangible assets
Goodwill & indefinite-lived intangibles	14,068	14,068
Other intangible assets, net	1,143	1,647
Total intangible assets	15,211	15,715

Other assets	150	125
Total assets	$66,758	$65,214

Current liabilities
Current maturities of notes payable	$3,292	$840
Accounts payable	7,104	5,718
Accrued expenses	2,866	2,169
Accrued income taxes	74	654
Total current liabilities	13,336	9,381

Notes payable	3,197	6,279
Deferred income taxes, net	1,192	1,192
Other long-term liabilities	406	–
Total liabilities	18,131	16,852

Stockholders' equity
Common stock, no par value; 40,000 shares authorized; 17,274 shares issued; 16,037 and 16,154 outstanding at September 30, 2017 and December 31, 2016, respectively	6,509	6,509
Paid-in capital	2,247	2,198
Treasury stock, at cost	(11,527)	(10,340)
Retained earnings	51,398	49,995
Total stockholders' equity	48,627	48,362

Total liabilities and stockholders' equity	$66,758	$65,214

See accompanying notes to consolidated financial statements

LIFEWAY FOODS, INC. AND SUBSIDIARIES

Consolidated Statements of Income (Loss) and Comprehensive Income (Loss)

For the three months and nine months ended September 30, 2017 and 2016

(Unaudited)

(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

Net sales	$28,786	$29,990	$92,636	$93,691

Cost of goods sold	20,331	21,478	65,262	65,480
Depreciation expense	618	533	1,801	1,797
Total cost of goods sold	20,949	22,011	67,063	67,277

Gross profit	7,837	7,979	25,573	26,414

Selling expenses	4,010	4,306	11,648	10,733
General and administrative	3,145	3,308	10,743	10,300
Amortization expense	168	176	504	529
Total operating expenses	7,323	7,790	22,895	21,562

Income from operations	514	189	2,678	4,852

Other income (expense):
Interest expense	(62)	(56)	(180)	(161)
Gain (loss) on sale of investments, net reclassified from OCI	–	12	–	(15)
Loss on sale of property and equipment	(34)	(156)	(39)	(307)
Other income, net	–	28	–	105
Total other income (expense)	(96)	(172)	(219)	(378)

Income before provision for income taxes	418	17	2,459	4,474

Provision for income taxes	175	81	1,056	1,476

Net income (loss)	$243	$(64)	$1,403	$2,998

Earnings per common share:
Basic	$0.02	$0.00	$0.09	$0.19
Diluted	$0.02	$0.00	$0.09	$0.19

Weighted average common shares:
Basic	16,093	16,141	16,133	16,159
Diluted	16,168	16,161	16,218	16,181

COMPREHENSIVE INCOME (LOSS)

Net income (loss)	$243	$(64)	$1,403	$2,998

Other comprehensive income (loss), net of tax:
Unrealized gains on investments, net of taxes	–	6	–	62
Reclassifications to earnings:
Realized (gains) losses on investments, net of taxes	–	(8)	–	9

Comprehensive income (loss)	$243	$(66)	$1,403	$3,069

See accompanying notes to consolidated financial statements

LIFEWAY FOODS, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

For the Nine Months Ended September 30, 2017 and 2016

(Unaudited)

(In thousands)

							Accumulated
							Other
	Common Stock						Comprehensive
	Issued		In treasury		Paid-In	Retained	Income (Loss),	Total
	Shares	$	Shares	$	Capital	Earnings	Net of Tax	Equity

Balance, January 1, 2016	17,274	$6,509	(1,064)	$(9,730)	$2,033	$46,516	$(71)	$45,257

Other comprehensive income	–	–	–	–	–		71	71

Treasury stock purchased	–	–	(69)	(738)	–	–	–	(738)

Stock-based compensation	–	–	–	–	100	–	–	100

Net income	–	–	–	–	–	2,998	–	2,998

Balance, September 30, 2016	17,274	$6,509	(1,133)	$(10,468)	$2,133	$49,514	$–	$47,688

Balance, January 1, 2017	17,274	$6,509	(1,120)	$(10,340)	$2,198	$49,995	$–	$48,362

Treasury stock purchased	–	–	(117)	(1,187)	–	–	–	(1,187)

Stock-based compensation	–	–	–	–	49	–	–	49

Net income	–	–	–	–	–	1,403	–	1,403

Balance, September 30, 2017	17,274	$6,509	(1,237)	$(11,527)	$2,247	$51,398	$–	$48,627

See accompanying notes to consolidated financial statements

LIFEWAY FOODS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

For the Nine Months Ended September 30, 2017 and 2016

(Unaudited)

(In thousands)

	2017	2016

Cash flows from operating activities:
Net income	$1,403	$2,998
Adjustments to reconcile net income to operating cash flow:
Depreciation and amortization	2,305	2,326
Loss on sale of investments, net	–	15
Reserve for inventory obsolescence	320	89
Stock-based compensation	901	100
Deferred income taxes	–	444
Loss on sale of property and equipment	39	307
(Increase) decrease in operating assets:
Accounts receivable	(814)	(823)
Inventories	(328)	(1,611)
Refundable income taxes	(462)	(72)
Prepaid expenses and other current assets	(231)	(310)
Increase (decrease) in operating liabilities:
Accounts payable	1,384	370
Accrued expenses	252	465
Accrued income taxes	(580)	215
Net cash provided by operating activities	4,189	4,513

Cash flows from investing activities:
Purchases of investments	(25)	(559)
Proceeds from sale of investments	–	2,751
Redemption of certificates of deposits	–	513
Purchases of property and equipment	(3,932)	(2,481)
Proceeds from sale of property and equipment	37	149
Net cash (used in) provided by investing activities	(3,920)	373

Cash flows from financing activities:
Purchase of treasury stock	(1,187)	(738)
Repayment of notes payable	(630)	(630)
Net cash used in financing activities	(1,817)	(1,368)

Net (decrease) increase in cash and cash equivalents	(1,548)	3,518

Cash and cash equivalents at the beginning of the period	8,812	5,646

Cash and cash equivalents at the end of the period	$7,264	$9,164

Supplemental cash flow information:
Cash paid for income taxes, net of refunds	$2,098	$886
Cash paid for interest	$180	$162

See accompanying notes to consolidated financial statements

LIFEWAY FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2017 and December 31, 2016

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

Advertising and promotional costs

The Company expenses advertising costs as incurred. For the nine months ended September 30, 2017 and 2016 total advertising expenses were $4,703 and $5,418 respectively. For the three months ended September 30, 2017 and 2016 total advertising expenses were $1,892 and $2,665 respectively.

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

Note 3 – Inventories, net

Inventories consisted of the following:

	September 30, 2017	December 31, 2016
Ingredients	$2,056	$2,256
Packaging	2,789	2,770
Finished goods	3,205	3,016
Total inventories	$8,050	$8,042

Note 4 – Property, Plant and Equipment, net

Property, plant and equipment consisted of the following:

	September 30, 2017	December 31, 2016
Land	$1,747	$1,747
Buildings and improvements	17,052	16,428
Machinery and equipment	26,625	23,122
Vehicles	861	848
Office equipment	734	709
Construction in process	1,454	1,873
	48,473	44,727
Less accumulated depreciation	(24,585)	(22,895)
Total property, plant and equipment, net	$23,888	$21,832

Note 5 – Intangible Assets

Goodwill & indefinite-lived intangible assets consisted of the following:

	September 30, 2017	December 31, 2016
Goodwill	$10,368	$10,368
Brand names	3,700	3,700
Goodwill and indefinite-lived intangible assets	$14,068	$14,068

Other intangible assets, net consisted of the following:

	September 30, 2017	December 31, 2016
Recipes	$44	$44
Customer lists and other customer related intangibles	4,529	4,529
Customer relationship	985	985
Trade names	2,248	2,248
Formula	438	438
	8,244	8,244
Accumulated amortization	(7,101)	(6,597)
Other intangible assets, net	$1,143	$1,647

Note 6 – Accrued Expenses

Accrued expenses consisted of the following:

	September 30, 2017	December 31, 2016
Payroll and incentive compensation	$2,318	$1,560
Real estate taxes	301	394
Other	247	215
	$2,866	$2,169

Note 7 – Notes Payable

	September 30, 2017	December 31, 2016

Variable rate term loan due May 31, 2018. Principal and interest (3.74% at September 30, 2017) payable monthly with a balloon payment due at maturity.	$2,959	$3,339

Variable rate term loan due May 31, 2019. Principal and interest (3.74% at September 30, 2017) payable monthly with a balloon payment due at maturity.	3,530	3,780
Total notes payable	6,489	7,119
Less current portion	(3,292)	(840)
Total long-term portion	$3,197	$6,279

The variable rate term loans are subject to interest at the prime rate or at the LIBOR rate plus 2.5% and are collateralized by substantially all of the assets of the Company. In addition, under the terms of the related agreements, the Company is subject to minimum fixed charged ratio and tangible net worth thresholds, which among other things may limit the Company's ability to pay dividends or repurchase shares of its common stock. Further, under the agreements the Company is required to deliver its annual and quarterly financial statements and related SEC filings within specified timeframes. The Company was in compliance with these financial covenants at September 30, 2017.

In addition, the Company has a $5 million revolving credit facility. Borrowings under the facility are subject to interest at the prime rate or LIBOR plus 2.5%. As of September 30, 2017 there were no borrowings under the facility. The facility expires in July 2018.

Note 8 – Commitments and contingencies

Lease obligations

The Company leases three retail stores for its Lifeway Kefir Shop subsidiary, certain machinery and equipment, and office space under operating leases. Total lease expense was $497 and $331 for the nine months ended September 30, 2017 and 2016, respectively. Total lease expense was $175 and $171 for the three months ended September 30, 2017 and 2016, respectively.

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

The effective tax rate for the three months ended September 30, 2017 was 41.9% compared to over 100.0% for the three months ended September 30, 2016. The effective tax rate for the nine months ended September 30, 2017 was 42.9% compared to 33.0% for the nine months ended September 30, 2016.

Note 10 – Fair Value Measurements

The Company’s financial assets and liabilities include cash and cash equivalents, accounts receivable, accounts payable and notes payable, and are reported at carrying value which approximates fair value.

Note 11 – Stock-based and Other Compensation

Stock Options

In December 2015, Lifeway shareholders approved the 2015 Omnibus Incentive Plan, which authorized the issuance of an aggregate of 3.5 million shares to satisfy awards of stock options, stock appreciation rights, unrestricted stock, restricted stock, restricted stock units, performance shares and performance units. At September 30, 2017, 3.448 million shares remain available under the Omnibus Incentive Plan. The Company has not established a pace for the frequency of awards under the Omnibus Incentive Plan, and may choose to suspend the issuance of new awards in the future and may grant additional awards at any time including issuing special grants of restricted stock, restricted stock units, and stock options to attract and retain new and existing executives.

The following table summarizes stock option activity during the nine months ended September 30, 2017:

	Options	Weighted average exercise price	Weighted average remaining contractual life	Aggregate intrinsic value

Outstanding at December 31, 2016	45	$10.45
Granted	–	$–
Exercised	–	$–
Forfeited	–	$–
Outstanding at September 30, 2017	45	$10.45	8.50	$(70)
Exercisable at September 30, 2017	29	$10.42	8.50	$(44)

For the nine months ended September 30, 2017 and 2016 total pre-tax stock-based compensation expense recognized in the consolidated statements of income and comprehensive income was $35 and $100, respectively. For the nine months ended September 30, 2017 and 2016 tax-related benefits of $14 and $37 were also recognized. For the three months ended September 30, 2017 and 2016 total pre-tax stock-based compensation expense recognized in the consolidated statements of income and comprehensive income was $6 and $58, respectively. For the three months ended September 30, 2017 and 2016 tax-related benefits of $3 and $22 were also recognized. As of September 30, 2017, the total remaining unearned compensation related to non-vested stock options was $25, which is expected to be amortized over the weighted-average remaining service period of 1.22 years.

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

The following table summarizes RSU activity during the nine months ended September 30, 2017:

RSU’s

Outstanding at December 31, 2016	2
Granted	–
Shares issued upon vesting	–
Forfeited	–
Outstanding at September 30, 2017	2
Weighted average grant date fair value per share	$10.54

We expense RSU’s over the service period. For the nine months ended September 30, 2017 and 2016 total pre-tax stock-based compensation expense recognized in the consolidated statements of income and comprehensive income was $14 and $0, respectively. For the nine months ended September 30, 2017 and 2016 tax-related benefits of $6 and $0 were also recognized. For the three months ended September 30, 2017 and 2016 total pre-tax stock-based compensation expense recognized in the consolidated statements of income and comprehensive income was $5 and $0, respectively. For the three months ended September 30, 2017 and 2016 tax-related benefits of $2 and $0 were also recognized. As of September 30, 2017, the total remaining unearned compensation related to non-vested RSU’s was $6, which is expected to be amortized over the weighted-average remaining service period of 0.71 years.

Incentive Compensation

In March 2016 Lifeway established an incentive-based compensation program (the “2016 Plan”) for certain senior executives and key employees (the “participants”). The incentive compensation was based on the achievement of certain sales and EBITDA performance levels versus respective targets in 2016. Under the 2016 Plan, the senior executives had the opportunity to earn cash and equity-based incentive compensation in amounts ranging from $0 to $4,000 for fiscal 2016 depending on the performance levels compared to the respective targets. For the nine months and three months ended September 30, 2016, bonuses of $1,280 and $240 were expensed under the 2016 Plan, respectively.

In January 2017, Lifeway established an incentive-based compensation program (the “2017 Plan”) for certain senior executives and key employees (the “participants”). The number of participants under the 2017 Plan was expanded from the 2016 Plan. Under the 2017 Plan, incentive compensation is based on (a) the achievement of certain sales and EBITDA performance levels versus respective targets in 2017, and (b) for certain senior executives, the achievement of individual performance objectives. Under the 2017 Plan, collectively the participants may earn cash and equity based incentive compensation in amounts ranging from $0 to $11,025 depending on the Company’s performance levels compared to the respective targets and the senior executive’s performance compared to their individual objectives. The equity portion of the incentive compensation is payable in restricted stock that vests one-third in each of the three years from the 2017 grant dates. For the nine months ended September 30, 2017, $2,106 was accrued under the 2017 Plan, of which $1,254 was recorded as cash bonus expense and $852 was recorded as stock-based compensation expense in the consolidated statements of income and comprehensive income. For the three months ended September 30, 2017, $121 was accrued under the 2017 Plan, of which $6 was recorded as cash bonus expense and $115 was recorded as stock-based compensation expense in the consolidated statements of income and comprehensive income.

Retirement Benefits

The Company has a defined contribution plan which is available to substantially all full-time employees. Under the terms of the plan the Company matches employee contributions under a prescribed formula. For the nine months ended September 30, 2017 and 2016 total contribution expense recognized in the consolidated statements of income and comprehensive income was $296 and $255, respectively. For the three months ended September 30, 2017 and 2016 total contribution expense recognized in the consolidated statements of income and comprehensive income was $59 and $82, respectively.

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

Net sales of products by category were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Drinkable Kefir (a)	$25,134	$25,533	$80,382	$80,135
Lifeway cheese products	2,561	2,479	7,750	7,579
Pro Bugs Kefir products	819	1,606	3,586	4,962
Frozen Kefir	272	372	918	1,015
Net Sales	$28,786	$29,990	$92,636	$93,691

(a)	Excludes ProBugs Kefir products, and includes cream, cupped Kefir and cupped cheese products, supplements and other.

Significant Customers – Sales are predominately to companies in the retail food industry, located within the United States. Two major customers accounted for approximately 22% and 23% of net sales for the nine months ended September 30, 2017 and 2016, respectively, and 21% and 22% of net sales for the three months ended September 30, 2017 and 2016, respectively.

Note 13 – Related party transactions

The Company obtains consulting services from the Chairperson of its board of directors. Fees earned by the Chairperson are included in general and administrative expenses in the accompanying consolidated statements of income and comprehensive income and were $750 and $787 during the nine months ended September 30, 2017 and 2016, respectively, and $250 and $248 during the three months ended September 30, 2017 and 2016, respectively.

The Company is also a party to a royalty agreement with the Chairperson of its board of directors under which the Company pays the Chairperson a royalty based on the sale of certain Lifeway product, not to exceed $50 in any fiscal month. Royalties earned by the Chairperson are included in selling expenses in the accompanying consolidated statements of income and comprehensive income and were $450 during the nine months ended September 30, 2017 and 2016, and $150 during the three months ended September 30, 2017 and 2016.

Note 14 – Subsequent Event

On September 24, 2015, the Company's Board of Directors authorized a stock repurchase program (the “2015 stock repurchase program”) under which the Company may, from time to time, repurchase shares of its common stock for an aggregate purchase price not to exceed the lesser of $3,500 or 250 shares. On November 1, 2017, the Company’s Board of Directors amended the Company’s 2015 stock repurchase program (the “2017 amendment”), by increasing the authorization to the lesser of $5,185 or 625 shares, exclusive of the shares previously authorized under the 2015 stock repurchase program. Under the amended authorization, share repurchases may be executed through various means, including without limitation in the open market or in privately negotiated transactions, in accordance with all applicable securities laws and regulations, including without limitation Rule 10b-18 of the Securities Exchange Act of 1934, as amended. The extent to which the Company repurchases its shares and the timing of such repurchases will depend upon a variety of factors, including market conditions, regulatory requirements and other corporate considerations. The repurchase program does not obligate the Company to purchase any shares, and the program may be terminated, suspended, increased, or decreased by the Company’s Board of Directors in its discretion at any time.

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

Three Months Ended September 30, 2017 Compared to Three Months Ended September 30, 2016

Results of Operations

	September 30,		Change
	2017	2016	$	%

Net sales	$28,786	$29,990	$(1,204)	(4.0%	)

Cost of goods sold	$20,331	$21,478	$1,147
Depreciation expense	618	533	(85)
Total cost of goods sold	$20,949	$22,011	$1,062	4.8%

Gross profit	$7,837	$7,979	$(142)	(1.8%	)
Gross Profit % to net sales	27.2%	26.6%

Selling expenses	$4,010	$4,306	$296	6.9%
Selling expenses % to net sales	13.9%	14.4%

General & administrative expenses	$3,145	$3,308	$163	4.9%
General & administrative % to net sales	10.9%	11.0%

Amortization expense	$168	$176	$8	4.5%

Total operating expenses	$7,323	$7,790	$467	6.0%
Total operating expense % to net sales	25.4%	26.0%
Income from operations	$514	$189	$325	172.0%
Income from operations % to net sales	1.8%	0.6%

Net Sales

Net sales decreased by $1,204 or 4.0% to $28,786. Volume / mix subtracted 7.0% from net sales; pricing added 0.8% to net sales and trade promotion and allowances added 2.2% to overall net sales. The 7.0% volume / mix decline was driven by lower volumes of our branded drinkable kefir partially offset by the impact of new item introductions (primarily cupped kefir) and an increase in sales of private label products.

Gross Profit

Gross profit as a percent of net sales increased to 27.2% during the three-month period ended September 30, 2017 from 26.6% during the same three-month period in 2016. The higher gross profit percent reflects lower trade promotion and lower delivery costs partially offset by the unfavorable impact of labor and overhead costs on lower net sales in the 2017 period.

Selling Expenses

Selling expenses decreased by $296 or 6.9% to $4,010 during the three-month period ended September 30, 2017 from $4,306 during the same period in 2016. The lower selling expenses reflects lower advertising costs, partially offset by higher salaries. During the third quarter of 2017 we ran our “Probiotic Billionaire” advertising campaign focused on the functional benefits of Lifeway’s kefir. During the third quarter of 2016 we ran a broad-based advertising campaign that featured our brand ambassador and Olympic athlete Carly Lloyd. The production costs of the 2016 campaign were more costly than the 2017 campaign. The increase in salaries reflects a headcount increase in our salesforce. Selling expenses as a percentage of net sales were 13.9% for the three-month period ended September 30, 2017 compared to 14.4% for the same period in 2016.

General and administrative expenses

General and administrative expenses decreased $163 or 4.9% to $3,145 during the three-month period ended September 30, 2017 from $3,308 during the same period in 2016. The decrease is primarily a result of lower professional fees.

Income from operations and net income

The company reported income from operations of $514 during the three months ended September 30, 2017, compared to $189 during the same period in 2016. Provision for income taxes was $175 during the three months ended September 30, 2017, compared to a provision for income taxes of $81 during the same period in 2016. Our effective tax rate (ETR) for the three months ended September 30, 2017 was 41.9% compared to an ETR which exceeded 100.0% in the same period last year. The ETR for the three months ended September 30, 2016 reflects a change in the estimated U.S. manufacturing deduction and the relatively small amount of income before provision for income taxes.

Income taxes are discussed in Note 9 in the Notes to the Consolidated Financial Statements.

We reported net income of $243 or $0.02 per basic and diluted common share for the three-month period ended September 30, 2017 compared to a net loss of $64 or $0.00 per basic and diluted common share in the same period in 2016.

Comparison of the nine-month period ended September 30, 2017 to the nine-month period ended September 30, 2016

Results of Operations

	September 30,		Change
	2017	2016	$	%

Net sales	$92,636	$93,691	$(1,055)	(1.1%	)

Cost of goods sold	$65,262	$65,480	$218
Depreciation expense	1,801	1,797	(4)
Total cost of goods sold	$67,063	$67,277	$214	0.3%

Gross profit	$25,573	$26,414	$(842)	(3.2%	)
Gross Profit % to net sales	27.6%	28.2%

Selling expenses	$11,648	$10,733	$(915)	(8.5%	)
Selling expenses % to net sales	12.6%	11.5%

General & administrative expenses	$10,743	$10,300	$(443)	(4.3%	)
General & administrative % to net sales	11.6%	11.0%

Amortization expense	$504	$529	$25	4.7%

Total operating expenses	$22,895	$21,562	$(1,333)	(6.2%	)
Total operating expense % to net sales	24.7%	23.0%
Income from operations	$2,678	$4,852	$(2,174)	(44.8%	)
Income from operations % to net sales	2.9%	5.2%

Net Sales

Net sales decreased by $1,055 or 1.1% to $92,636.  Volume / mix subtracted 1.6% from net sales; pricing added 0.7% to net sales and trade promotion subtracted 0.2% from overall net sales. The 1.6% decline in volume / mix was driven by lower volumes of our branded drinkable kefir partially offset by the impact of new item introductions and an increase in sales of private label product.

Gross Profit

Gross profit as a percent of net sales decreased to 27.6% during the nine-month period ended September 30, 2017 from 28.2% during the same period in 2016. The lower gross profit percent was driven by higher milk costs and increased trade promotion partially offset by lower delivery costs.

Selling Expenses

Selling expenses increased by $915 or 8.5% to $11,648 during the nine-month period ended September 30, 2017 from $10,733 during the same period in 2016.  The increased selling expenses reflects higher salaries partially offset by lower advertising and marketing related costs. The higher salaries was driven by a headcount increase in our salesforce. The lower advertising and marketing related costs were driven by the lower production costs of our 2017 advertising campaign. Selling expenses as a percentage of net sales were 12.6% for the nine-month period ended September 30, 2017 compared to 11.5% for the same period in 2016.

General and administrative expenses

General and administrative expenses increased $443 or 4.3% to $10,743 during the nine-month period ended September 30, 2017 from $10,300 during the same period in 2016. The increase is primarily a result of higher salaries partially offset by lower professional fees.  The increase in salaries reflects higher levels of executive compensation for senior management driven by incentive compensation and an increase in the headcount of the overall management team.

Income from operations and net income

The company reported income from operations of $2,678 during the nine months ended September 30, 2017, compared to $4,852 during the same period in 2016. Provision for income taxes was $1,056, or a 42.9% effective tax rate (ETR) during the nine months ended September 30, 2017, compared to a provision for income taxes of $1,476 or a 33.0% effective tax rate, during the same period in 2016. During the nine months ended September 30, 2016 the Company recorded an income tax benefit of $265 as a result of the favorable settlement of uncertain tax positions, which reduced the ETR by 5.9%.

Income taxes are discussed in Note 9 in the Notes to the Consolidated Financial Statements.

We reported net income of $1,403 or $0.09 per basic and diluted common share for the nine-month period ended September 30, 2017 compared to $2,998 or $0.19 per basic and diluted common share in the same period in 2016.

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

Net cash provided by operating activities was $4,189 during the nine months ended September 30, 2017 compared to net cash provided by operating activities of $4,513 in the same period in 2016. The decline in cash provided by operating activities reflects relatively lower net income partially offset by an increase in non-cash charges primarily related to stock-based compensation and the favorable impact of relatively lower working capital during 2017. The favorable impact of working capital on operating cash flow was driven by the favorable timing of payments to suppliers and service providers and lower inventory levels in the 2017 period.

Net cash used in investing activities was $3,920 during the nine months ended September 30, 2017 compared to net cash provided by investing activities of $373 in the same period in 2016. The lower level of net cash used in investing activities in the 2016 period reflects liquidity provided from our investments in part to fund share repurchase activity. Capital spending was $3,932 during the nine months ended September 30, 2017 compared to $2,481 in the same period in 2016 reflecting our continuing investments in new production equipment.

Net cash used in financing activities was $1,817 during the nine months ended September 30, 2017 compared to net cash used in financing activities of $1,368 in the same period in 2016. We repurchased approximately 117 and 69 shares of common stock at a cost of $1,187 and $738 in the nine-month periods ended September 30, 2017 and September 30, 2016 respectively.

On September 24, 2015, the Company's Board of Directors authorized a stock repurchase program (the “2015 stock repurchase program”) under which the Company may, from time to time, repurchase shares of its common stock for an aggregate purchase price not to exceed the lesser of $3,500 or 250 shares. On November 1, 2017, the Company’s Board of Directors amended the Company’s 2015 stock repurchase program (the “2017 amendment”), by increasing the authorization to the lesser of $5,185 or 625 shares, exclusive of the shares previously authorized under the 2015 stock repurchase program. Under the amended authorization, share repurchases may be executed through various means, including without limitation in the open market or in privately negotiated transactions, in accordance with all applicable securities laws and regulations, including without limitation Rule 10b-18 of the Securities Exchange Act of 1934, as amended. The extent to which the Company repurchases its shares and the timing of such repurchases will depend upon a variety of factors, including market conditions, regulatory requirements and other corporate considerations. The repurchase program does not obligate the Company to purchase any shares, and the program may be terminated, suspended, increased, or decreased by the Company’s Board of Directors in its discretion at any time.

The Company had a net decrease in cash and cash equivalents of $1,548 during the nine-month period ended September 30, 2017 compared to a net increase in cash and cash equivalents of $3,518 in the same period in 2016.

At September 30, 2017, the Company had $3,292 of current maturities of notes payable. We intend to fund these maturities with available cash balances and / or new financing facilities. The Company also has a $5 million revolving credit facility. This facility expires in July 2018, remained unused at September 30, 2017 and is available for other general corporate purposes. The company is in compliance with the covenants contained in its loan agreements.

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

As previously disclosed under “Item 9A—Controls and Procedures” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, we concluded that our internal control over financial reporting was not effective based on the material weakness identified. Based on the material weakness, which we view as an integral part of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the quarter ended September 30, 2017, our disclosure controls and procedures were not effective. Nevertheless, based on a number of factors, including the performance of additional procedures by management designed to ensure the reliability of our financial reporting, we believe that the consolidated financial statements in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with GAAP.

(b)	Changes in Internal Control over Financial Reporting

Our remediation efforts were ongoing during the three months ended September 30, 2017. Remediation generally requires making changes to how controls are designed and implemented and then adhering to those changes for a sufficient period of time such that the effectiveness of those changes is demonstrated with an appropriate amount of consistency. We have taken certain remediation steps to address the material weaknesses referenced above and to improve our control over financial reporting. If not remediated these deficiencies could result in material misstatements to our consolidated financial statements.

In addition to the actions previously disclosed under “Item 9A—Controls and Procedures” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, our remediation initiatives summarized below, are intended to further address our specific material weaknesses and to continue to enhance our internal control over financial reporting.

Management’s Remediation Initiatives

During the nine months ended September 30, 2017 we took the following actions to improve our internal controls over financial reporting:

•	We have continued to emphasize the importance of, and monitor the sustained compliance with, the execution of our internal controls over financial reporting.

•	We have continued to work with our third-party service provider to ensure that our accounting and reporting for income taxes are timely and accurate.

•	We have increased the number of employees authorized to review and sign checks from two to three to improve timeliness and add redundancy to the internal controls over the cash disbursements process. We have also updated our invoice approval policy to clarify authority levels of company personnel submitting invoices to our accounts payable department for payment.

•	We have installed software and implemented new procedures designed to improve user provisioning and user access rights to our ERP system.

•	We have hired a senior staff accountant to increase the size of our controller’s department. We began on-boarding the senior staff accountant in connection with our third quarter reporting period.

There were no other material changes in our internal control over financial reporting that occurred during the nine months ended September 30, 2017 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Issuer Purchases of Equity Securities

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURE.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

10.1	Thirteenth Modification to Loan and Security Agreement effective July 6, 2017, by and among The PrivateBank and Trust Company, Lifeway Foods, Inc., Fresh Made, Inc., Helios Nutrition Limited, The Lifeway Kefir Shop, LLC and Lifeway Wisconsin, Inc.
10.2	Fourteenth Modification to Loan and Security Agreement effective July 20, 2017, by and among The PrivateBank and Trust Company, Lifeway Foods, Inc., Fresh Made, Inc., Helios Nutrition Limited, The Lifeway Kefir Shop, LLC and Lifeway Wisconsin, Inc.
10.3	Fifteenth Modification to Loan and Security Agreement effective November 1, 2017, by and among CIBC Bank USA f/k/a The PrivateBank and Trust Company, Lifeway Foods, Inc., Fresh Made, Inc., Helios Nutrition Limited, The Lifeway Kefir Shop, LLC and Lifeway Wisconsin, Inc.
31.1	Officer’s Certificate Pursuant to 15 U.S.C. 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Officer’s Certificate Pursuant to 15 U.S.C. 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1*	Press release dated November 14, 2017 reporting the Company's financial results for the three and nine months ended September 30, 2017.
101	Interactive Data Files.

* This exhibit is furnished and will not be deemed "filed.”

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIFEWAY FOODS, INC.

Date: November 14, 2017	By:	/s/ Julie Smolyansky
Julie Smolyansky
Chief Executive Officer, President, and Director
(Principal Executive Officer)

Date: November 14, 2017	By:	/s/ John P. Waldron
John P. Waldron
Chief Financial Officer
(Principal Financial and Accounting Officer)

INDEX OF EXHIBITS

10.1	Thirteenth Modification to Loan and Security Agreement effective July 6, 2017, by and among The PrivateBank and Trust Company, Lifeway Foods, Inc., Fresh Made, Inc., Helios Nutrition Limited, The Lifeway Kefir Shop, LLC and Lifeway Wisconsin, Inc.

10.2	Fourteenth Modification to Loan and Security Agreement effective July 20, 2017, by and among The PrivateBank and Trust Company, Lifeway Foods, Inc., Fresh Made, Inc., Helios Nutrition Limited, The Lifeway Kefir Shop, LLC and Lifeway Wisconsin, Inc.

10.3	Fifteenth Modification to Loan and Security Agreement effective November 1, 2017, by and among CIBC Bank USA f/k/a The PrivateBank and Trust Company, Lifeway Foods, Inc., Fresh Made, Inc., Helios Nutrition Limited, The Lifeway Kefir Shop, LLC and Lifeway Wisconsin, Inc.

31.1	Officer’s Certificate Pursuant to 15 U.S.C. 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Officer’s Certificate Pursuant to 15 U.S.C. 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1*	Press release dated November 14, 2017 reporting the Company's financial results for the three and nine months ended September 30, 2017.

101	Interactive Data Files.

* This exhibit is furnished and will not be deemed "filed.”

