Form 10-K
period 2017-12-31
LIFEWAY FOODS INC
filed 2018-03-30
CIK 814586

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T(§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑	Emerging growth company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the stock was last sold as of June 30, 2017 ($9.34 per share as quoted on the Nasdaq Global Market) was $43,423,070.

As of March 13, 2018, 15,877,122 shares of the registrant’s common stock, no par value, were outstanding.

Portions of the Registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held on June 14, 2018, are incorporated by reference into Part III.

i

FORWARD LOOKING STATEMENTS

In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, readers are advised that this document, any document incorporated by reference herein, and other documents we file with the SEC, contain forward looking statements. In addition, we, or others on our behalf, may make forward looking statements in press releases or written statements, or in our communications and discussions with investors and analysts in the normal course of business through meetings, webcasts, phone calls, and conference calls. Forward looking statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those indicated by the forward looking statements. These statements use words, variations of words, and negatives of words such as “ongoing,” “extend,” “believe,” “will,” “seek,” “would,” “may,” “increase,” “continue,” “could,” “intend,” “expand,” “future,” “estimate,” and “allow.” Examples of forward looking statements include, but are not limited to, (i) projections of revenues, income or loss, earnings or losses per share, capital expenditures, dividends, capital structure and other financial items, (ii) statements of Lifeway Foods, Inc.’s (the “Company”, “Lifeway”, “we”, or “our”) plans and objectives, including the introduction of new products, or estimates or predictions of actions by customers, suppliers, competitors or regulatory authorities, (iii) statements of future economic performance, and (iv) statements of assumptions underlying other statements and statements about Lifeway or its business.

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

•	price competition;

•	the decisions of customers or consumers;

•	the actions of competitors;

•	changes in the pricing of commodities;

•	the effects of government regulation;

•	possible delays in the introduction of new products;

•	disruptions to our manufacturing or distribution capabilities, including those due to cybersecurity threats; and

•	the other risks and uncertainties that are set forth in Item 1, “Business”, Item 1A “Risk Factors” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and that are described from time to time in our filings with the SEC.

These factors are not necessarily all of the important factors that could cause actual results to differ materially from those expressed in any of our forward looking statements. Other unknown or unpredictable factors could also have material adverse effects on future results. We intend these forward looking statements to speak only at the date made. Except as otherwise required to be disclosed in periodic reports required to be filed by public companies with the Securities and Exchange Commission (“SEC”) pursuant to the SEC’s rules, we have no duty to update these statements, and we undertake no obligation to publicly update or revise any forward looking statements, whether as a result of new information, future events or otherwise.

PART I

ITEM 1 BUSINESS

OVERVIEW

Lifeway was co-founded in 1986 by Michael and Ludmila Smolyansky shortly after their emigration from Russia to the United States. Mr. and Mrs. Smolyansky were the first to successfully introduce kefir to the U.S. consumer on a commercial scale, initially catering to ethnic consumers in the Chicago, Illinois metropolitan area. In the over thirty years that have followed, Lifeway has grown to become the largest producer and marketer of kefir in the U.S. and an important player in the broader market spaces of probiotic-based products and natural, “better for you” foods.

PRODUCTS

Our primary product is drinkable kefir, a cultured dairy product. Lifeway Kefir is a tart and tangy cultured milk smoothie that is high in protein, calcium and vitamin D. Thanks to our exclusive blend of kefir cultures, each cup of kefir contains 12 live and active cultures and 15 to 20 billion beneficial CFU (Colony Forming Units) at the time of manufacture.

We manufacture (directly or through co-packers) our products under our own brand, as well as under private labels on behalf of certain customers. As of December 31, 2017, Lifeway offered over 50 varieties of our kefir products including more than 20 flavors. In addition to our core drinkable kefir products, we offer Kefir Cups, a strained, cupped version of our kefir; and Organic Farmer Cheese Cups, a cupped version of our soft cheeses, both served in resealable 5 oz. containers with mini-spoons. We also offer Lifeway Elixir, a line of non-dairy, sparkling organic probiotic beverages, as well as probiotic supplements for adults and children. In late 2017, we also announced that we would begin offering Skyr, a strained cupped Icelandic yogurt, and Plantiful, a plant-based probiotic beverage made from organic and non-GMO pea protein with 10 vegan kefir cultures.

Our product categories are:

•	Drinkable Kefir, sold in a variety of organic and non-organic sizes, flavors, and types, including low fat, non-fat, whole milk, protein, BioKefir (a 3.5 oz. kefir with additional probiotic cultures), and Kefir with Oats.

•	European-style soft cheeses, including farmer cheese in resealable cups.

•	Cream and other, which consists primarily of cream, a byproduct of making our kefir.

•	ProBugs, a line of kefir products in drinkable, frozen, and freeze dried formats, designed for children.

•	Other Dairy, which include Cupped Kefir and Icelandic Skyr, a line of strained kefir and yogurt products in resealable cups.

•	Frozen Kefir, available in both bars and pint-size containers.

Net sales of products by category were as follows for the years ended December 31:

	2017		2016
In thousands	$	%	$	%

Drinkable Kefir other than ProBugs	$90,514	76%	$96,782	78%
Cheese	11,516	10%	11,007	9%
Cream and other (a)	6,527	5%	6,114	5%
ProBugs Kefir	4,537	4%	6,722	5%
Other dairy	4,138	4%	1,279	1%
Frozen Kefir (b)	1,661	1%	1,975	2%
Net Sales	$118,893	100%	$123,879	100%

(a)	Includes cream byproducts and other non-dairy products for resale
(b)	Includes Lifeway Kefir Shop sales

Product innovation and new product development

Lifeway is committed to maintaining its position as the leading producer of kefir and routinely evaluates opportunities for new product flavors and formulations, improved package design, new product configurations and other innovation opportunities. Beyond our core drinkable kefir products, we have an ongoing effort to extend the strength of the Lifeway brand and leverage the capabilities of the Lifeway organization into categories both inside and outside of the dairy aisle, including into non-food categories. In 2017, we focused relatively more of our personnel, financial resources, and management’s attention on product innovations and growth opportunities than in prior years. As noted above, these product innovation and development efforts led to new sources of revenue from our cupped kefir and cupped cheese, probiotic supplements, and non-dairy based probiotic beverage lines. New items introduced through our innovation efforts were offset by lower volumes of our core drinkable kefir products in 2017.

Lifeway considers research and development of new products to be a significant part of our overall business philosophy. Where possible, we leverage our existing staff and facilities to conduct our innovation, research, and development efforts, rather than maintaining a dedicated research and development staff and facilities or relying solely on third parties.

PRODUCTION

Manufacturing

During 2017 and 2016, approximately 98% of our revenue was derived from products manufactured at our own facilities. We currently operate the following manufacturing and distribution facilities:

•	Morton Grove, Illinois, which produces drinkable kefir, drinkable ProBugs kefir, Kefir Cups, and cupped cheese products;
•	Skokie, Illinois, which produces cheese products;
•	Waukesha, Wisconsin, which produces drinkable kefir products and from which we store and distribute products;
•	Niles, Illinois, which stores and serves as a distribution point for products, including those manufactured by co-packers;
•	Philadelphia, Pennsylvania, which produces drinkable kefir, cheese, and butter products.

We own these manufacturing facilities, and all our fixed assets associated with manufacturing, storage, and distribution of our products are located in the United States.

Co-Packers

In addition to the products manufactured in our own facilities, independent manufacturers (“co-packers”) manufacture some of our products. We have co-packer agreements to manufacture drinkable kefir in European markets, our freeze dried ProBugs kefir products, our frozen kefir products, our probiotic supplements, and our sparkling organic probiotic beverages. During 2017 and 2016, approximately 2% of our revenue was derived from products manufactured by co-packers. Our co-packers are audited regularly by our staff and are required to follow our specifications and Good Manufacturing Practices (GMPs). Additionally, the co-packers are required to ensure our products are manufactured in accordance with our quality and safety specifications and that they are compliant with all applicable laws and regulations.

SALES AND DISTRIBUTION

Sales Organization

We sell our products primarily through our direct sales force, brokers, and distributors. Our sales organization strives to cultivate strong, collaborative relationships with our customers that facilitate favorable shelf placement for our products, which we believe will drive sales volumes when combined with our marketing efforts and our brand strength. Our relationships with food brokers provide additional retail customer coverage as a supplement to our direct sales force.

Distribution inside the United States

Lifeway’s products reach the consumer through four primary “route-to-market” pathways:

•	Retail-direct;
•	Distributor;
•	Direct store delivery (“DSD”);
•	Retail sales.

Under the retail-direct channel, we sell our products to the retailer that either the retailer’s carrier picks up or Lifeway ships through third party carriers for delivery to those retailers’ distribution centers. In turn, our retailers then deliver the products to their respective stores. Customers in this route-to-market grouping include Kroger, Walmart and Costco. Under the retail direct model, optimal product merchandising, assortments and product presentation are attended to by the retailer with limited support from Lifeway’s broker network. Sales to our retail-direct customers represent about 49% of our total net sales.

Under the distributor channel, we sell our products to distributors that either the distributor’s carrier picks up or Lifeway ships through third party carriers for delivery to those distributors’ designated warehouses. In turn, our distributors then sell and ship our products to their retail customers. Our distributors often use a DSD model of their own to make deliveries directly to individual stores, but they also make deliveries to retailers’ distribution centers. Our distributor customers include United Natural Foods (UNFI), KeHE Distributors, and C&S Wholesale Grocers. The distributor attends to optimal product merchandising, assortments, and product presentations at the retail end of the channel, with support from Lifeway’s direct sales force and broker network. Sales to our distributor customers represent about 45% of our total net sales.

Under the direct store delivery (DSD) route to market, we distribute our products directly to the retailer using a fleet of Company-owned vehicles and a team of Lifeway merchandisers who engage face-to-face with store management to ensure optimal product assortments and presentations. We operate our DSD model in the Chicago, Illinois metropolitan area only. Sales to our DSD customers represent approximately 4% of our total net sales.

In the Chicago, Illinois metropolitan area, Lifeway operates three retail stores and a food truck under its Lifeway Kefir Shop subsidiary. The Lifeway Kefir Shop sells its frozen and drinkable kefir products through these retail outlets. Sales through these retail outlets represent less than 1% of net sales.

Distribution outside of the U.S.

Substantially all of Lifeway’s products are distributed within the United States; however, certain of our distributors sell our products to retailers in Mexico, Costa Rica, Dubai, Hong Kong, China, portions of South America, and the Caribbean. Additionally, Lifeway products reach consumers in the United Kingdom, Ireland, Norway, Sweden, and the Middle East under third party co-manufacturing agreements and in-country broker and distributor arrangements. Sales outside the United States represents less than 1% of net sales.

Channel- and Market-Specific Distribution and Broker Representation Arrangements

Lifeway’s generally standardized agreements with independent distributors and food brokers allow us the latitude to establish new relationships as the opportunities and needs arise. Where appropriate given the relationship, market, and business opportunity, we offer exclusive channels, markets, and/or territories to our distributors and brokers.

We provide our independent distributors with products at wholesale prices for distribution to their retail accounts. Lifeway believes that the prices at which we sell our products to distributors are competitive with the prices generally paid by distributors for similar products in the markets served. Due to the perishable nature of our products and the costs associated with moving product back through the channel, we do not offer return privileges to any of our distributors or channel customers; however, from time to time we do provide our customers with allowances for non-saleable product.

Lifeway engages independent food brokers generally on a commission basis, subject in some cases to a minimum commission guarantee. The commissions vary based on the scope of services provided and customers served. Our brokers represent our products to a variety of prospective buyers. These buyers could be specialty stores, retail grocery chains, wholesalers, foodservice operators and distributors, drug chains, mass merchandisers, industrial users, schools and universities, or military installations. With support from our direct sales force, brokers may provide other value-added services. These may include scheduling and coordinating promotions, merchandising, centralized ordering, and data collection services.

MARKETING

We use a combination of sales incentives, trade promotions, and consumer promotions to market our products.

Sales Incentives and Trade Promotion Allowances

Lifeway offers various sales incentives and trade promotional programs to its retailer and distributor customers from time to time in the normal course of business. These sales incentives and trade promotion programs typically include rebates, in-store display and demo allowances, allowances for non-saleable product, coupons, and other trade promotional activities. Trade promotions support price features, displays, and other merchandising of our products by our retail and distributor customers. We record these arrangements as a reduction to net sales in our consolidated statements of income (loss) and comprehensive income (loss).

Consumer Promotions and Marketing Campaigns

We engage in an ongoing and wide variety of marketing and media campaigns - primarily digital and social media, print advertising in some newspapers and magazines, and, to a lesser extent, targeted television advertising. We complement these marketing and media efforts by sponsoring cultural and community events, and various festivals, as well as participating in industry-related trade shows and in-store promotional events. Our consumer marketing efforts also include cooperative advertising programs with our retail customers and various couponing campaigns, online consumer relationship programs, and other similar forms of promotions.

Our marketing efforts are aimed at stimulating demand with new and existing consumers by elevating awareness and consumption of kefir and probiotics, as well as enhancing our brand equity. Our awareness marketing seeks to promote the verifiable nutritional profile, purity, benefits, and good taste of our kefir.

COMPETITION

Lifeway competes with a limited number of other domestic kefir producers and consequently faces a small amount of direct competition for kefir products. However, Lifeway’s kefir-based products compete with other dairy products, notably spoonable and drinkable yogurt, and, increasingly, with non-dairy probiotic products that incorporate kefir cultures but are not kefir. Many of our competitors are well-established and have significantly greater financial resources than Lifeway to promote their products.

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

MAJOR CUSTOMERS

During the year ended December 31, 2017, two customers, United Natural Foods, Inc. (UNFI) and Trader Joes, represented approximately 14% and 8% of our total net sales. These customers collectively accounted for approximately 19% of net accounts receivable as of December 31, 2017.

SEGMENTS

Lifeway has determined that it has one reportable segment based on how our chief operating decision maker manages the business and in a manner consistent with the internal reporting provided to the chief operating decision maker. The chief operating decision maker, who is responsible for allocating resources and assessing Company performance, has been identified collectively as the Chief Financial Officer, the Chief Operating Officer, the Chief Executive Officer and Chairperson of the board of directors. Substantially all of our consolidated revenues relate to the sale of cultured dairy products that we produce using the same processes and materials and are sold to consumers through a common network of distributors and retailers in the United States.

DANONE SA

Since October 1999, Danone SA, through subsidiaries (collectively “Danone”), has been the beneficial owner of approximately 22% of the outstanding common stock of Lifeway. Lifeway and Danone are parties to a Stockholders’ Agreement dated October 1, 1999, which as amended provides Danone the right to designate one director nominee, provides Danone with anti-dilutive rights relating to certain future offerings and issuances of capital stock, and grants Danone limited registration rights.

INTELLECTUAL PROPERTY

We own more than fifty domestic and international trademarks and service marks. In addition, we own numerous registered and unregistered copyrights, registered domain names, and proprietary trade secrets, trade dress, technology, know-how, processes, and other proprietary rights that are not registered. Depending on the jurisdiction, trademarks are generally valid as long as they are in use and/or their registrations are properly maintained and they have not been found to have become generic. Registrations of trademarks can also generally be renewed indefinitely as long as the trademarks are in use. We also have licenses to use certain trademarks inside and outside of the United States and to certain product formulas, all subject to the terms of the agreements under which such licenses are granted. Lifeway’s policy is to pursue registration of intellectual property whenever appropriate. We protect our intellectual property rights by relying on a combination of trademark, copyright, trade dress, trade secret and other intellectual property laws, and domain name dispute resolution systems; as well as licensing agreements, third-party confidentiality, nondisclosure, and assignment agreements; and by policing third-party misuses of our intellectual property. We regard the Lifeway family of trademarks and other intellectual property as having substantial value and as being an important factor in the marketing of our products. The loss of such protection would have a material adverse impact on our operations and share price.

REGULATION

Lifeway is subject to extensive regulation by federal, state, and local governmental authorities. In the United States, agencies governing the manufacture, marketing, and distribution of our products include, among others, the Federal Trade Commission (“FTC”), the United States Food & Drug Administration (“FDA”), the United States Department of Agriculture (“USDA”), the United States Environmental Protection Agency (“EPA”), the Occupational Safety and Health Administration (“OSHA”), and their state and local equivalents. Under various statutes, these agencies prescribe, among other things, the requirements and standards for quality, safety, and representation of our products to consumers. We are also subject to federal laws and regulations relating to our products and production. For example, as required by the National Organic Program (“NOP”), we rely on third parties to certify certain of our products and production locations as organic. Additionally, our facilities are subject to various laws and regulations regarding the release of material into the environment and the protection of the environment in other ways.

Internationally, we are subject to the laws and regulatory authorities of the foreign jurisdictions in which we manufacture and sell our products, including the Food Standards Agency in the United Kingdom; the National Service of Health, Food Safety and Agro-Food Quality (known by its Spanish-language acronym “SENASICA”) and the Federal Commission for the Protection from Sanitary Risks (“COFEPRIS”) in Mexico; the Food Safety Authority in Ireland; and the European Food Safety Authority, which supports the European Commission, as well as individual country, province, state, and local regulations.

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

We maintain various types of insurance, including product liability coverage, which we believe to be sufficient to cover potential product liabilities.

We have also implemented the Safe Quality Food (“SQF”) program at all of our facilities. SQF is a fully integrated food safety and quality management protocol designed specifically for the food sector. The SQF Code, based on universally accepted CODEX Alimentarius, HACCP guidelines and the Global Food Safety Initiative (“GFSI”) standards, offers a comprehensive methodology to manage food safety and quality simultaneously. Safe Quality Food or SQF certification provides an independent and external validation that a product, process or service complies with international, regulatory and other specified standards. Our Waukesha and Morton Grove facilities are SQF certified at the highest level of such certification.

SEASONALITY

Lifeway’s business is not seasonal.

EMPLOYEES

As of December 31, 2017, we employed approximately 340 employees, approximately 126 of which were members of a union bargaining unit.

AVAILABLE INFORMATION

Lifeway maintains a corporate website for investors at www.lifewayfoods.com and it makes available, free of charge, through this website its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports that we file with or furnish to the SEC as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

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

We face significant competition for limited retailer shelf space in each of our product categories. Competition in our product categories is based on product innovation, product quality, price, brand recognition and loyalty, effectiveness of marketing, promotional activity, and our ability to identify and satisfy consumer tastes and preferences. We believe that our brands have benefited in many cases from being the first to introduce products in their categories, and their success has attracted competition from other food and beverage companies that produce branded products, as well as from private label competitors. Some of our competitors, such as Danone, General Mills, Dean Foods, Chobani, Hain Celestial Group, and Nestle, have substantial financial and marketing resources. These competitors and others may be able to introduce innovative products more quickly or market their products more successfully than we can, which could cause our growth rate to be slower than we anticipate and could cause sales to decline.

We also compete with producers of non-dairy products, such as Millennium Products and PepsiCo, that have lower ingredient and production-related costs. As a result, these competing producers may be able to offer their products to customers at a lower price point. This could cause us to lower our prices, resulting in lower profitability or, in the alternative, cause us to lose market share if we fail to lower prices. Furthermore, private label competitors are generally able to sell their products at lower prices because private label products typically have lower marketing costs than their branded counterparts. If our products fail to compete successfully with other branded or private label offerings, demand for our products and our sales volumes could be negatively impacted.

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

We believe that our future success depends, in part, on our ability to implement our growth strategy of leveraging our existing brands with our current and new products to drive increased sales, the acquisition of new brands, and the establishment of strategic alliances including potential joint ventures. Our ability to implement this strategy depends, among other things, on our ability to:

•	enter into distribution and other strategic arrangements with third-party retailers and other potential distributors of our products;

•	compete successfully in the product categories in which we choose to operate;

•	introduce new and appealing products and innovate successfully on our existing products;

•	develop and maintain consumer interest in our brands;

•	increase our brand recognition and loyalty; and

•	enter into strategic arrangements with third-party suppliers to obtain necessary raw materials.

•	identify suitable acquisition candidates or joint venture partners and accurately assess their value, growth potential, strengths, weaknesses, contingent and other liabilities, and potential profitability;

•	negotiate acquisitions and joint ventures on terms acceptable to us; or

The success of any acquisitions we complete or joint ventures that we establish will depend on our ability to effectively integrate the acquired brands, products, or joint ventures into our growth strategy. We may not be able to implement this growth strategy successfully, and our sales and income growth rates may not be sustainable over time. Our sales and results of operations will be negatively affected if we fail to implement our growth strategy or if we invest resources in a growth strategy that ultimately proves unsuccessful.

We may have to pay cash, incur debt, or issue equity, equity-linked, or debt securities to fund our growth strategy, any of which could adversely affect our financial results.

If we fail to anticipate and respond to changes in consumer preferences, demand for our products could decline.

Consumer tastes and preferences are difficult to predict and they evolve over time. Demand for our products depends on our ability to identify and offer products that appeal to these shifting preferences. Factors that may affect consumer tastes and preferences include:

•	dietary trends and increased attention to nutritional values, such as the sugar, fat, protein, fiber or calorie content of different foods and beverages;

•	concerns regarding the health effects of specific ingredients and nutrients, such as sugar, other sweeteners, dairy, soybeans, nuts, oils, vitamins, fiber and minerals;

•	concerns regarding the public health consequences associated with obesity, particularly among young people;

•	decisions by yogurt and non-dairy beverage manufacturers to mislabel their products as “kefir” in order to benefit from our branding and marketing efforts, a marketing ploy that can cause significant confusion and misunderstanding among consumers; and

•	increased awareness of the environmental and social effects of food processing.

If consumer demand for our products declines, our sales volumes and our business could be negatively affected.

Our continued success depends on our ability to innovate successfully and to innovate on a cost-effective basis.

A key element of our growth strategy is to introduce new and appealing products and to successfully innovate on our existing products. In 2017, new items introduced through our innovation efforts partially offset lower volumes of our core drinkable kefir products. However, our future investments may not result in the growth we expect, or when we expect it, for a variety of reasons including those described herein. Our future product development will be reliant on our ability to identify and develop potential new growth opportunities. This process is inherently risky and will result in investments in time and resources for which we do not achieve any return or value. Each of our product categories is subject to rapidly changing and evolving consumer preferences that require substantial resources, calculated risk-taking, and responsiveness. Successful product innovation is also affected by our ability to launch new or improved products successfully and on a timely and cost-effective basis. Furthermore, the development and introduction of new products requires substantial expenditures, which we may not be able to finance or which we may be unable to recover. If we do not deliver innovative products in a cost-effective and timely manner that are attractive to consumers; if we are otherwise unsuccessful entering and competing in growth categories; if the growth categories in which we invest our limited resources do not emerge as viable opportunities or do not produce the growth or profitability we expect, or when we expect it; or if we do not correctly anticipate changes and evolutions in consumer preferences, our business and results of operations could be adversely affected.

The consolidation of our customers or the loss of any of our largest customers could negatively impact our sales and results of operations.

Customers, such as supermarkets and food distributors, continue to consolidate. This consolidation has produced larger, more sophisticated organizations with increased negotiating and buying power that are able to resist price increases or demand increased promotional programs, as well as operate with lower inventories, decrease the number of brands that they carry and increase their emphasis on private label products, all of which could negatively impact our business. The consolidation of retail customers also increases the risk that a significant adverse impact on their business could have a corresponding material adverse impact on our business.

Two of our customers together accounted for 22% of our net sales in the fiscal year ended December 31, 2017. Where we enter into written agreements with our customers, they are generally terminable after short notice periods by the customer. In addition, our customers sometimes award contracts based on competitive bidding, which could result in lower profits for contracts we win and the loss of business for contracts we lose. The loss of any large customer, the reduction of purchasing levels, or the cancellation of any business from a large customer for an extended period of time could negatively affect our sales and results of operations.

We rely on sales made by or through our independent distributors to customers. Distributors purchase directly for their own account for resale. The loss of, or business disruption at, one or more of these distributors may harm our business. If we are required to obtain additional or alternative distribution agreements or arrangements in the future, we cannot be certain that we will be able to do so on satisfactory terms or in a timely manner. Our inability to enter into satisfactory distribution agreements may inhibit our ability to implement our business plan or to establish markets necessary to expand the distribution of our products successfully.

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

Under certain circumstances, we may be required to recall or withdraw products, suspend production of our products, or cease operations, which may lead to a material adverse effect on our business. In addition, customers may cancel orders for such products as a result of such events. Even if a situation does not necessitate a recall or market withdrawal, and even if we and each of our co-packers and suppliers comply in all material respects with all applicable laws and regulations, we may become subject to claims or lawsuits relating to such matters. Even if a product liability claim is unsuccessful or is not fully pursued, the negative publicity surrounding any assertion that our products caused illness or physical harm, including the risk of reputational harm being magnified and/or distorted through the rapid dissemination of information over the Internet, including through news articles, blogs, chat rooms, and social media, could adversely affect our reputation with existing and potential customers and consumers and our corporate and brand image. Moreover, claims or liabilities of this type might not be covered by our insurance or by any rights of indemnity or contribution that we may have against others. We maintain product liability insurance in an amount that we believe to be adequate. However, we cannot be sure that we will not incur claims or liabilities for which we are not insured or that exceed the amount of our insurance coverage. A product liability judgment against us or a product recall could have a material adverse effect on our business, consolidated financial condition, results of operations or liquidity.

We rely on independent certification for a number of our products and facilities.

We rely on independent certification, such as certifications of our products as “organic”, or “gluten-free,” to differentiate our products from others. The loss of any independent certifications could adversely affect our market position as a probiotic-based products and natural, “better for you” foods company, which could harm our business. We rely on independent SQF certification at some of our facilities, a certification that some of our customers require us to maintain.

We must comply with the requirements of independent organizations or certification authorities in order to label our products as certified. For example, we can lose our “organic” certification if a manufacturing plant becomes contaminated with non-organic materials, or if it is not properly cleaned after a production run. In addition, all organic raw materials must be certified organic. Our products could lose their organic certifications if our raw material suppliers lose their organic certifications. Similarly, we could lose our SQF certification if we do not meet the requirements of the SQF Code. The loss of these certifications could cause us to lose customers that require Lifeway products and/or facilities to carry some or all of them, which could negatively affect our sales and results of operations.

Increases in the cost of raw milk could reduce our gross margin and profit.

Conventional and organic raw milk, our primary raw material, is an agricultural commodity that is subject to price fluctuations. Although both conventional and organic milk prices in fiscal 2017 were relatively low compared to historical levels, there can be no assurance that such prices will remain at these levels in the future. The supply and price of raw milk may be impacted by, among other things, weather, natural disasters, real or perceived supply shortages, lower dairy and crop yields, general increases in farm inputs and costs of production, political and economic conditions, labor actions, government actions, and trade barriers. Increases in the market price for raw milk or over-order premiums charged by producers may also impact our ability to enter into purchase commitments at a fixed price. There can be no assurance that our purchasing practices will mitigate future price risk. As a result, increases in the cost of raw milk could have an adverse impact on our profitability.

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

Interruption of our supply chain could affect our ability to manufacture or distribute products, could adversely affect our business and sales, and/or could increase our operating costs and capital expenditures.

We have a number of supply agreements with suppliers and co-packers that require them to provide us with specific finished goods, including packaging, kefir, probiotic supplements, and probiotic beverages. For some of these products, we essentially rely on a single supplier or co-packer as our sole source for the item. The failure for any reason of any such sole source or other co-packer to fulfill its obligations under the applicable agreements with us or the termination or renegotiation of any such sourcing agreement could result in disruptions to our supply of finished goods and have an adverse effect on our results of operations. Additionally, our suppliers and co-packers are subject to risk, including labor disputes, union organizing activities, financial liquidity, inclement weather, natural disasters, supply constraints, and general economic and political conditions that could limit their ability to timely provide us with acceptable products, which could disrupt our supply of finished goods, or require that we incur additional expense by providing financial accommodations to the supplier or co-packer or taking other steps to seek to minimize or avoid supply disruption, such as establishing new arrangements with other providers. A new arrangement may not be available on terms as favorable to us as our existing arrangements, if at all.

Our inability to maintain sufficient internal capacity or establish satisfactory co-packing, warehousing and distribution arrangements could limit our ability to operate our business or implement our strategic growth plan, and could negatively affect our sales volumes and results of operations.

Disruption of our manufacturing or distribution chains or information technology systems, including disruption due to cybersecurity threats, could adversely affect our business.

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

Furthermore, damage or disruption to our manufacturing or distribution capabilities due to weather, natural disaster, fire, environmental incident, terrorism, cybersecurity threats and other security breaches, pandemic, strikes, the financial or operational instability of key distributors, warehousing, and transportation providers, or other reasons could impair our ability to manufacture or distribute our products.

We rely on a limited number of production and distribution facilities. A disruption in operations at any of these facilities or any other disruption in our supply chain relating to common carriers, supply of raw materials and finished goods, or otherwise, whether as a result of casualty, natural disaster, power loss, telecommunications failure, cybersecurity threat, terrorism, labor shortages, contractual disputes or other causes, could significantly impair our ability to operate our business and adversely affect our relationship with our customers. Furthermore, our insurance coverage may not be adequate to cover all related costs.

Our information technology systems are also critical to the operation of our business and essential to our ability to successfully perform day-to-day operations. These systems include, without limitation, networks, applications, and outsourced services in connection with the operation of our business. A failure of our information technology systems to perform as we anticipate could disrupt our business and result in transaction errors, processing inefficiencies, and sales losses, causing our business to suffer. In addition, our information technology systems may be vulnerable to damage or interruption from circumstances beyond our control, including fire, natural disasters, systems failures, and cybersecurity threats. Cybersecurity threats in particular are persistent, evolve quickly and include, without limitation, computer viruses, unauthorized attempts to access information, denial of service attacks, and other electronic security breaches. Like our customers, suppliers, subcontractors and other third parties with whom we do business generally, we expect that we will continue to be the subject of cybersecurity threats. In some cases we must rely on the safeguards put in place by the third parties with whom we do business to protect against security threats. We believe we have implemented appropriate measures and controls and have invested in sufficient resources to appropriately identify and monitor these threats and mitigate potential risks, including risks involving our customers and suppliers. However, there can be no assurance that any such actions will be sufficient to prevent cybersecurity breaches, disruptions to mission critical systems, the unauthorized release of sensitive information or corruption of data, or harm to facilities or personnel.

These threats and other events could disrupt our operations, or the operations of our customers, suppliers, subcontractors and other third parties; could require significant management attention and resources; could result in the loss of business, regulatory actions and potential liability; and could negatively impact our reputation among our customers and the public. Any of these outcomes could have a negative impact on our financial condition, results of operations, or liquidity.

Our debt and financial obligations could adversely affect our financial condition and ability to operate our business.

As of December 31, 2017, we had outstanding borrowings of approximately $6.3 million, substantially all of which consists of term loan borrowings. We also had additional borrowing capacity of approximately $5 million under our line of credit, of which none was outstanding as of December 31, 2017.

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

From time to time, we may need additional financing to support our business and pursue our growth strategy, including strategic acquisitions. Our ability to obtain additional financing, if and when required, will depend on investor demand, our operating performance, the condition of the capital markets, and other factors. We cannot assure that additional financing will be available to us on favorable terms when required, or at all. If we raise additional funds through the issuance of equity, equity-linked, or debt securities, those securities may have rights, preferences, or privileges senior to those of our common stock, and, in the case of equity and equity-linked securities, our existing stockholders may experience dilution.

We are subject to risks associated with our international sales and operations, including foreign currency risks and risks from our expansion into countries in which we have no prior operating experience.

We intend to continue to expand our global footprint in order to enter into new markets. This may involve expanding into countries other than those in which we currently operate. It may involve expanding into less developed countries, which may have less political, social, or economic stability, and less developed infrastructure and legal systems. It is costly to establish, develop and maintain international operations and develop and promote our brands in international markets. As we expand our business into new countries we may encounter regulatory, personnel, technological, and other difficulties that increase our expenses or delay our ability to become profitable in such countries. This may have a material adverse effect on our business.

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

We consider our intellectual property rights, particularly our trademarks, but also our copyrights, registered domain names, and proprietary trade secrets, technology, know-how, processes and other proprietary rights to be a significant and valuable aspect of our business. We attempt to protect our intellectual property rights by relying on a combination of trademark, copyright, trade dress, trade secret, and other intellectual property laws, and domain name dispute resolution systems; as well as licensing agreements, third-party confidentiality, nondisclosure, and assignment agreements; and by policing third-party misuses of our intellectual property. Our failure to obtain or maintain adequate protection of our intellectual property rights, or any change in law or other changes that serve to lessen or remove the current legal protections of our intellectual property, may diminish our competitiveness and could materially harm our business.

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

We are or may become party to various claims and legal proceedings in the ordinary course of our business. These claims and legal proceedings may include lawsuits or claims relating to contracts, intellectual property, product recalls, product liability, the marketing and labeling of products, employment matters, environmental matters, regulatory compliance, or other aspects of our business. Even when not merited, the defense of these claims and legal proceedings may divert our management’s attention, and we may incur significant expenses in defending these claims and proceedings. In addition, we may be required to pay damage awards or settlements or become subject to injunctions or other equitable remedies, which could have a material adverse effect on our financial position, cash flows, or results of operations. The outcome of litigation is often difficult to predict, and the outcome of pending or future claims and legal proceedings may have a material adverse effect on our financial position, cash flows, or results of operations. We evaluate these claims and legal proceedings to assess the likelihood of unfavorable outcomes and to estimate, if possible, the amount of potential losses. Based on these assessments and estimates, we establish reserves or disclose the relevant litigation claims or legal proceedings, as appropriate. These assessments and estimates are based on the information available to management at the time and involve a significant amount of management judgment. Actual outcomes or losses may differ materially from our current assessments and estimates. If actual outcomes or losses differ materially from our current assessments and estimates or additional claims or legal proceedings are initiated, we could be exposed to significant liabilities.

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

We could incur significant costs, including fines, penalties, and other sanctions, cleanup costs, and third-party claims for property damage or personal injury as a result of the failure to comply with, or liabilities under, environmental, health, and safety requirements. New legislation, as well as current federal and other state regulatory initiatives relating to these environmental matters, could require us to replace equipment, install additional pollution controls, purchase various emission allowances, or curtail operations. These costs could negatively affect our results of operations and financial condition.

Violations of laws or regulations related to the food industry, as well as new laws or regulations or changes to existing laws or regulations related to the food industry, could adversely affect our business.

The food production and marketing industry is subject to a variety of federal, state, local, and foreign laws and regulations, including food safety requirements related to the ingredients, manufacture, processing, storage, marketing, advertising, labeling, and distribution of our products, as well as those related to worker health and workplace safety. Our activities, both in and outside of the United States, are subject to extensive regulation. We are regulated by, among other federal and state authorities, the FDA, USDA, the U.S. Federal Trade Commission (“FTC”), and the U.S. Departments of Commerce, and Labor, as well as by similar authorities in the foreign countries in which we do business. Governmental regulations also affect taxes and levies, healthcare costs, energy usage, immigration, and other labor issues, all of which may have a direct or indirect effect on our business or those of our customers or suppliers.

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

The Smolyansky family controls a majority of our common stock and has the ability to control the outcome of matters submitted for stockholder approval.

A majority of our common stock is controlled by members of the Smolyansky family, and collectively, they have the ability to control the outcome of stockholder votes, including the election of all of our directors and the approval or rejection of any merger, change of control, or other significant corporate transaction. No person interested in acquiring Lifeway will be able to do so without obtaining the consent of the Smolyansky family. We believe that having the Smolyansky family as a significant part of a long-term-focused, committed, and engaged stockholder base provides us with an important strategic advantage, particularly in a business with a mature, well-recognized brand. This advantage could be eroded or lost, however, should Smolyansky family members cease, collectively, to be controlling stockholders of Lifeway. We desire to remain independent and family-owned, and we believe the Smolyansky family shares these interests. However, the Smolyansky family’s interests may not always be aligned with other stockholders’ interests. By exercising their control, the Smolyansky family could cause Lifeway to take actions that are at odds with the investment goals of institutional, short-term, non-voting, or other non-controlling investors, or that have a negative effect on our stock price.

Because the Smolyansky family, collectively, controls a majority of our common stock (approximately 50.2%), we are considered a “controlled company” under Nasdaq Listing Rules. Controlled companies are exempt from Nasdaq listing standards that require a board composed of a majority of independent directors, a fully independent nominating/corporate governance committee, and a fully independent compensation committee. Our Board of Directors has determined that Lifeway will avail itself of these exemptions, though we currently maintain a Board composed of a majority of independent directors. As a result of our use of controlled company exemptions, our corporate governance practices differ from those of non-controlled companies, which are subject to all of the Nasdaq corporate governance requirements.

If we are unable to maintain effective internal control over financial reporting in the future, the accuracy and timeliness of our financial reporting may be adversely affected.

Maintaining effective internal control over financial reporting is necessary for us to produce reliable financial statements. We previously identified and reported a material weakness in our internal control over financial reporting in our Annual Report on Form 10-K for the year ended December 31, 2016. Although we have remediated this material weakness as of December 31, 2017, and while we have determined that our internal control over financial reporting was effective as of December 31, 2017 as indicated in Management’s Annual Report on Internal Control over Financial Reporting included in this Annual Report on Form 10-K, we cannot assure you that we will not identify additional material weaknesses in our internal control over financial reporting in the future.

ITEM 1B        UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2           PROPERTIES

We operate the following facilities:

Location	Owned / Leased	Principal Use
Morton Grove, Illinois	Owned	Production of kefir and cheese, principal executive offices
Waukesha, Wisconsin	Owned	Production of kefir, administrative offices
Niles, Illinois	Owned	Distribution center, administrative offices
Philadelphia, Pennsylvania	Owned	Production of kefir and cheese, administrative offices
Skokie, Illinois	Owned	Production of cheese
Chicago, Illinois	Leased	3 Retail stores
Chicago, Illinois	Leased	Administrative offices
New York, New York	Leased	Administrative offices

Lifeway believes that its facilities are adequate for its current needs and that suitable additional space will be available on commercially acceptable terms as required. We believe that we have adequate insurance coverage for all of our properties.

ITEM 3           LEGAL PROCEEDINGS

From time to time we are engaged in litigation matters arising in the ordinary course of business. While the results of litigation and claims cannot be predicted with certainty, Lifeway believes that no such matter is reasonably likely to have a material adverse effect on our financial position or results of operations.

ITEM 4           MINE SAFETY DISCLOSURES

None

PART II

ITEM 5           MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is listed on the Nasdaq Global Market under the symbol “LWAY.” Trading commenced on March 29, 1988. As of March 1, 2018, there were approximately 157 holders of record of Lifeway’s Common Stock.

Common stock price

The following table shows the high and low sale prices per share of our common stock as reported on the Nasdaq Global Market for each quarter during the two most recent fiscal years:

	Common Stock Price Range
	2016
	Low	High
First Quarter	$10.30	$13.33
Second Quarter	$8.87	$10.56
Third Quarter	$9.67	$16.94
Fourth Quarter	$10.44	$18.40

	2017
	Low	High
First Quarter	$10.31	$11.83
Second Quarter	$9.12	$10.58
Third Quarter	$8.15	$9.62
Fourth Quarter	$7.79	$10.56

Dividend Policy

Lifeway does not routinely declare and pay dividends. From time to time however our Board of Directors may declare and pay dividends depending on our operating cash flow, financial condition, capital requirements and such other factors as the Board of Directors may deem relevant.

There were no dividends declared or paid in fiscal 2017 or 2016.

Issuer Purchases of Equity Securities

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of a publicly announced program (a)	Approximate Dollar Value of Shares that may yet be Purchased Under the Plans or Programs ($ in thousands)

1/1/2016 to 1/31/2016	8,401	$12.04	8,401	$1,857
2/1/2016 to 2/29/2016	26,111	$11.26	26,111	$1,563
3/1/2016 to 3/31/2016	4,077	$10.87	4,077	$1,518
4/1/2016 to 4/30/2016	23,473	$9.85	23,473	$1,287
5/1/2016 to 5/31/2016	7,135	$9.58	7,135	$1,220
Fiscal Year 2016	69,197	$9.79	69,197	$1,220

8/1/2017 to 8/31/2017	85,665	$10.54	–	$1,220
9/1/2017 to 9/30/2017	31,348	$9.06	31,348	$936
10/1/2017 to 10/31/2017	12,818	$9.23	12,818	$818
11/1/2017 to 11/30/2017 (a)	10,390	$10.37	10,390	$5,895
12/1/2017 to 12/31/2017	7,325	$10.03	7,325	$5,822
Fiscal Year 2017	147,546	$10.07	61,881	$5,822

(a)

During the fourth quarter of 2015, Lifeway publicly announced a share repurchase program. On November 1, 2017, the our Board of Directors amended the 2015 stock repurchase program (the “2017 amendment”), by adding to (i.e., exclusive of the shares previously authorized under the 2015 stock program repurchase) the authorization the lesser of $5,185 or 625 shares. The program has no expiration date.

ITEM 6           SELECTED FINANCIAL DATA

Not applicable

ITEM 7           MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the financial condition and results of operations for the years ended December 31, 2017 and December 31, 2016 should be read in conjunction with the audited consolidated financial statements and the notes to those statements that are included elsewhere in this report on Form 10-K. In addition to historical information, the following discussion contains certain forwardlooking statements within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. These statements relate to our future plans, objectives, expectations and intentions. These statements may be identified by the use of words such as “ongoing,” “extend,” “believe,” “will,” “seek,” “would,” “may,” “increase,” “continue,” “could,” “intend,” “expand,” “future,” “estimate,” and “allow,” and similar terms or terminology, or the negative of such terms or other comparable terminology. Although we believe the expectations expressed in these forward-looking statements are based on reasonable assumptions within the bounds of our knowledge of our business, our actual results could differ materially from those discussed in these statements. Factors that could contribute to such differences include, but are not limited to, those discussed in the “Risk Factors” section in Part I, Item 1A. We undertake no obligation to update publicly any forward-looking statements for any reason even if new information becomes available or other events occur in the future.

Results of Operations

Comparison of Year Ended December 31, 2017 to Year Ended December 31, 2016 (in 000’s)

	December 31,			Change
	2017		2016	$	%

Net sales	$118,893		$123,879	$(4,986)	(4.0%	)

Cost of goods sold	$85,757		$86,524	$767
Depreciation expense	2,440		2,323	(117)
Total cost of goods sold	$88,197		$88,847	$650	0.7%

Gross profit	$30,696		$35,032	$(4,336)	(12.4%	)
Gross Profit % to net sales	25.8%		28.3%

Selling expenses	$16,595		$14,467	$(2,128)	(14.7%	)
Selling expenses % to net sales	14.0%		11.7%

General & administrative expenses	$13,955		$13,783	$(172)	(1.2%	)
General & administrative % to net sales	11.7%		11.1%

Amortization expense	$672		$697	$25	3.6%

Total operating expenses	$31,222		$28,947	$(2,275)	(7.9%	)
Total operating expense % to net sales	26.3%		23.4%
Income (loss) from operations	$(526)		$6,085	$(6,611)	(108.6%	)
Income (loss) from operations % to net sales	(0.4%	)	4.9%

Net Sales

Net sales decreased by $4,986 or 4.0% to $118,893. Volume / mix subtracted 2.7%, pricing subtracted 0.5%, and trade promotion and allowances subtracted 0.8% from net sales. The 2.7% decline in volume / mix was driven by lower volumes of our branded drinkable kefir partially offset by the incremental volume of new item introductions and an increase in sales of private label product. The volume decline was more pronounced during our fourth quarter and overall reflects lower consumption of our products that is consistent with the overall volume decline in dairy and cultured dairy product categories generally.

Pricing, which includes the impact of customers that pick up their own products to avail themselves of a lower unit price compared to customers who have Lifeway deliver products to them, was adversely impacted by a large customer that began picking up products rather than having them delivered in 2017 and that was only partially offset by a list price increase we implemented on certain products in our portfolio during 2017. Additionally, during the fourth quarter of 2017, we participated in a coupon program with one of our largest retail customers that was focused exclusively on certain new product introductions. The coupon program drove the overall increase in trade promotion and allowance in 2017 compared to 2016.

Gross Profit

Gross profit as a percentage of net sales decreased to 25.8% during the year ended December 31, 2017 from 28.3% during the same period in 2016. The lower gross profit percentage reflects increased trade promotion and allowances, the unfavorable impact of operating leverage that arises from lower net sales relative to fixed costs, and unfavorable sales mix that were only partially offset by lower delivery costs. The unfavorable sales mix reflects declining volumes of our branded drinkable kefir that produce relatively higher gross margin rates and the introduction of new items that generally produce relatively lower gross margin rates. The lower freight costs were primarily driven by the large customer described above that elected pick up versus delivery.

Selling Expenses

Selling expenses increased by $2,128 or 14.7% to $16,595 during the year ended December 31, 2017 from $14,467 during the same period in 2016. The increased selling expenses reflect higher salaries and higher advertising and marketing costs partially offset by lower broker commissions. The higher salaries were driven by a headcount increase in our direct sales force that began directly servicing certain key customers in early 2017 that our brokers previously serviced. The decline in broker commissions also reflects the increase in our direct sales force and lower sales.

The increased advertising and marketing related costs during the year ended December 31, 2017 were skewed toward our fourth quarter and were driven by an increase in non-TV advertising, incremental spending on corporate sponsorships and elevated participation in community related events that was only partially offset by lower TV advertising costs during 2017. Selling expenses as a percentage of net sales were 14.0% for the year ended December 31, 2017 compared to 11.7% for the same period in 2016.

General and administrative expenses

General and administrative expenses increased $172 or 1.2% to $13,955 during the year ended December 31, 2017 from $13,783 during the same period in 2016. The increase is primarily a result of higher levels of compensation for an expanded group of senior managers and an increase in bad debt expense, partially offset by lower professional fees.

Income (loss) from operations and net income (loss)

We reported a loss from operations of $526 during the year ended December 31, 2017, compared to income from operations of $6,085 during the same period in 2016. The provision for income taxes was a benefit of $458, or a 57.0% effective tax rate (ETR) during the year ended December 31, 2017, compared to a provision for income taxes of $2,158 or a 38.3% effective tax rate, in 2016. During the year ended December 31, 2017, we (a) recorded an income tax benefit of $378 as a result of enacted tax legislation (discussed below), which reduced the ETR by 47.0%; and (b) recorded an income tax provision of $118 related to uncertain tax positions, which increased the ETR by 14.6%. In addition, the impact of certain permanent items had a disproportionate impact on the ETR in 2017 because of the relative size of such items in relation to the size of the operating loss. Income taxes are discussed in Note 9 in the Notes to the Consolidated Financial Statements, which includes a full reconciliation of the ETR.

On December 22, 2017, the Tax Cuts and Jobs Act (the “Act”) was signed into law. The Act significantly changed U.S. income tax law by, among other things, reducing the U.S. federal income tax rate from 35% to 21%, transitioning from a global tax system to a modified territorial tax system, eliminating the domestic manufacturing deduction, reduction in the dividend received deduction, and limiting the tax deductions for interest expense and executive compensation.

Section 162(m) of the Code limits the deductibility of compensation paid to certain of our executives. Under the Act’s amendments to Section 162(m), no tax deduction in taxable years beginning after December 31, 2017 is allowed for compensation paid to any covered employee to the extent that the total compensation for that covered employee exceeds $1,000,000 in any taxable year. Although the Act eliminated the prior tax deduction under Section 162(m) for performance-based executive compensation, it included a transition rule under which the changes to Section 162(m) will not apply to awards made to our covered employees who had the right to participate in our 2015 Omnibus Incentive Plan pursuant to written binding contracts in effect as of November 2, 2017, as long as those contracts that have not subsequently been modified in any material respect. Accordingly, subject to further guidance from the Treasury Department and the Internal Revenue Service (“IRS”), we expect that performance-based compensation paid to our executives under our Omnibus Plan will remain eligible for the Section 162(m) exemption in 2018.

An estimated provisional impact of the remeasurement of deferred income taxes has been recorded in the provision (benefit) for income taxes for 2017. However, our review of the implications of the Act will be ongoing throughout 2018 as additional clarification and guidance are provided on how the IRS and state authorities will implement tax reform. We will also watch for additional guidance from the SEC or the FASB related to tax reform. Effective January 1, 2018, we estimate that the impact of the Act will lower our combined statutory federal income tax rate plus an estimate for state, local and foreign income taxes from approximately 39.5% to 28.1%. In future periods, we expect the Act to favorably impact net earnings, diluted earnings per share, and cash flows, primarily due to the Act’s reduction of the federal corporate tax rate.

We reported a net loss of $346 or $(0.02) per basic and diluted common share for the year ended December 31, 2017 compared to net income of $3,479 or $0.22 per basic and diluted common share in 2016.

Liquidity and Capital Resources

We expect foreseeable liquidity and capital resource requirements to be met through anticipated cash flows from operations; our revolving credit facility; and cash and cash equivalents. We believe that our sources of financing will be adequate to meet our future requirements.

Net cash provided by operating activities was $3,808 during the year ended December 31, 2017 compared to net cash provided by operating activities of $5,104 in 2016. The decline in cash provided by operating activities reflects relatively lower net income partially offset by an increase in non-cash charges primarily related to stock-based compensation and the favorable impact of relatively lower working capital during 2017. The favorable impact of working capital on operating cash flow was driven by the favorable timing of payments to suppliers and service providers and lower receivable and inventory levels partially offset by higher payments for income taxes in the 2017 period.

Net cash used in investing activities was $5,316 during the year ended December 31, 2017 compared to net cash used in investing activities of $360 in 2016. The lower level of net cash used in investing activities in the 2016 period reflects liquidity provided by the liquidation of our investments during 2016 in part to fund share repurchase activity. Capital spending was $5,341 during the year ended December 31, 2017 compared to $3,237 in 2016. Beyond maintaining our production facilities, our capital spending has focused on supporting new product innovation; improving productivity within our production facilities; lowering our manufacturing input costs; improving product quality; and enhancing workplace safety.

Net cash used in financing activities was $2,326 during the year ended December 31, 2017 compared to net cash used in financing activities of $1,578 in 2016. We repurchased approximately 148 and 69 shares of common stock at a cost of $1,486 and $738 during the years ended December 31, 2017 and 2016 respectively.

On September 24, 2015, Lifeway’s Board of Directors authorized a stock repurchase program (the “2015 stock repurchase program”) under which we may, from time to time, repurchase shares of our common stock for an aggregate purchase price not to exceed the lesser of $3,500 or 250 shares. On November 1, 2017, the Board amended the 2015 stock repurchase program (the “2017 amendment”), by adding to (i.e., exclusive of the shares previously authorized under the 2015 stock repurchase program) the authorization the lesser of $5,185 or 625 shares. Under the amended authorization, share repurchases may be executed through various means, including without limitation in the open market or in privately negotiated transactions, in accordance with all applicable securities laws and regulations, including without limitation Rule 10b-18 of the Securities Exchange Act of 1934, as amended. The extent to which Lifeway repurchases its shares and the timing of such repurchases will depend upon a variety of factors, including market conditions, regulatory requirements and other corporate considerations. The repurchase program does not obligate us to purchase any shares, and the program may be terminated, suspended, increased, or decreased by our Board in its discretion at any time.

We had a net decrease in cash and cash equivalents of $3,834 during the year ended December 31, 2017 compared to a net increase in cash and cash equivalents of $3,166 in 2016.

At December 31, 2017, Lifeway had $3,166 of current maturities of notes payable. We intend to fund these maturities with available cash balances and / or new financing facilities. We also have a $5 million revolving credit facility. This facility expires in July 2018, remained unused at December 31, 2017, and is available for other general corporate purposes. Although Lifeway was not in compliance with the covenants contained in its loan agreements as of December 31, 2017, the lender has waived this non-compliance through December 31, 2018.

Prior to the maturation of our notes payable and expiration of our revolving credit facility, we intend to enter into a new revolving credit facility (the “New Revolver”) with our existing lender on similar terms to our current revolving credit facility. We intend that the New Revolver will replace the existing revolving credit facility and allow us to retire all of the then-outstanding notes payable described in Note 7 to the consolidated financial statements. The New Revolver is currently being negotiated with our existing lender and is subject to approval by management and our Board of Directors, and thus, we cannot make any assurances that we will enter into the New Revolver.

On March 14, 2016, Lifeway entered into an endorsement agreement (the “Agreement”) with Ludmila Smolyansky, our Chairperson of the Board. Under the terms and conditions of the Agreement, Ms. Smolyansky grants an unlimited, perpetual, non-exclusive, worldwide and, except as set forth therein, royalty free, right to use, reuse, publish, reproduce, perform, copy, create derivative works, exhibit, broadcast and display Ms. Smolyansky’s name, image and likeness in Marketing Materials (as defined in the Agreement). As consideration for such license, Lifeway agrees to pay Ms. Smolyansky a royalty equal to $0.02 for each product or item we sell during each calendar month bearing Ms. Smolyansky’s first name, last name, or other identifying personal characteristics; provided however that such royalty will not exceed $50 in any month and such royalty payments will cease upon the death of Ms. Smolyansky. The Agreement was effective as of January 1, 2016. Ms. Smolyansky earned royalties of $600 in 2017 and 2016.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet financing arrangements.

Contractual Obligations

Not applicable.

Critical Accounting Policies and Use of Estimates

The preparation of financial statements in accordance with US GAAP requires management to make estimates, judgments, and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. US GAAP provides the framework from which to make these estimates, judgments, and assumptions. We believe our estimates, judgments, and assumptions are reasonable; however, future results could differ from those estimates. Management regularly assesses its accounting policies and has discussed the development and selection of critical accounting policies with the Audit Committee of its Board of Directors. For further information concerning accounting policies, refer to the notes to the consolidated financial statements.

Goodwill and intangible asset valuation. Goodwill and other indefinite lived intangibles are not subject to amortization but rather are tested for impairment annually and whenever events or changes in circumstances indicate that impairment may have occurred. Our estimates of fair value for goodwill impairment testing are determined based on our market capitalization.  Other indefinite-lived intangible assets are tested for impairment by comparing the fair value of the asset to the carrying value. Fair value of our other indefinite-lived intangible assets is determined based on discounted cash flow analyses that include significant management assumptions such as revenue growth rates, weighted average cost of capital, and assumed royalty rates. If our estimate of fair value is less than the carrying value, the asset is reduced to fair value.

As of December 31, 2017, we had $10.4 million of goodwill and our market capitalization exceeded its carrying value by more than 100%. As of December 31, 2017, we had $3.7 million of other indefinite lived intangible assets which we estimate have a fair value in excess of carrying value by more than 20%.

Sales discounts & allowances. From time to time, we grant certain sales discounts to customers which are classified as a reduction in sales. The measurement and recognition of discounts and allowances involves the use of judgment and our estimates are made based on historical experience and other factors. Differences between estimated and actual discount and allowance costs are normally not material and are recognized in earnings in the period such differences are determined. The process for analyzing trade promotion programs could impact our results of operations and trade spending accruals depending on how actual results of the programs compare to original estimates. As of December 31, 2017, we had $1.4 million of accrued discounts and allowances.

Share-based compensation. Certain employees receive various forms of share-based payment awards and we recognize compensation costs for these awards based on their fair values. The fair values of stock option awards are estimated on the grant date using the Black-Scholes option pricing model, which incorporates certain assumptions regarding the expected term of an award and expected stock price volatility. The expected term is determined under the simplified method, using an average of the contractual term and vesting period of the stock options. The expected volatility is based on the historic volatility of our common stock. We do not estimate forfeitures in measuring the grant date fair value, but rather account for forfeitures as they occur. Key assumptions are described in further detail in Note 10 to our consolidated financial statements.

Income taxes. We pay income taxes based on tax statutes, regulations, and case law of the various jurisdictions in which we operate. At any one time, multiple tax years are subject to audit by the various taxing authorities. Income taxes are accounted for under the asset and liability method. Deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.

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

Not applicable

ITEM 8          FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

Lifeway Foods, Inc. and Subsidiaries

Morton Grove, Illinois

We have audited the accompanying consolidated balance sheets of Lifeway Foods, Inc. and Subsidiaries (the “Company”) as of December 31, 2017 and 2016, and the related consolidated statements of income (loss) and comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2017, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in the 2013 Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 30, 2018, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Mayer Hoffman McCann P.C.

We have served as the Company’s auditor since 2015.

Chicago, Illinois

March 30, 2018

Report of Independent Registered Public Accounting Firm

To the Board of Directors and

Stockholders of Lifeway Foods, Inc. and Subsidiaries:

Opinion on Internal Control over Financial Reporting

We have audited Lifeway Foods, Inc. and Subsidiaries’ (“Company”) internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO criteria). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets and the related consolidated statements of income (loss) and comprehensive income (loss) , stockholders’ equity and cash flows of the Company as of and for the year ended December 31, 2017 and our report dated March 30, 2018, expressed an unqualified opinion.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

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

/s/ Mayer Hoffman McCann P.C.

Chicago, Illinois

March 30, 2018

LIFEWAY FOODS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

December 31, 2017 and 2016

(In thousands)

	December 31,
	2017	2016
Current assets
Cash and cash equivalents	$4,978	$8,812
Accounts receivable, net of allowance for doubtful accounts and discounts and allowances of $2,010 and $1,600 at December 31, 2017 and 2016, respectively	8,676	9,594
Inventories, net	7,697	8,042
Prepaid expenses and other current assets	983	785
Refundable income taxes	2,347	309
Total current assets	24,681	27,542

Property, plant and equipment, net	24,645	21,832

Intangible assets
Goodwill and indefinite-lived intangibles	14,068	14,068
Other intangible assets, net	975	1,647
Total intangible assets	15,043	15,715

Other Assets	150	125
Total assets	$64,519	$65,214

Current liabilities
Current maturities of notes payable	$3,166	$840
Accounts payable	6,848	5,718
Accrued expenses	2,984	2,169
Accrued income taxes	203	654
Total current liabilities	13,201	9,381

Notes payable	3,113	6,279
Deferred income taxes	840	1,192
Other long-term liabilities	775	–
Total liabilities	17,929	16,852

Stockholders’ equity
Preferred stock, no par value; 2,500 shares authorized; no shares issued or outstanding at 2017 and 2016	–	–
Common stock, no par value; 40,000 shares authorized; 17,274 shares issued; 16,008 and 16,154 shares outstanding at 2017 and 2016	6,509	6,509
Paid-in capital	2,244	2,198
Treasury stock, at cost	(11,812)	(10,340)
Retained earnings	49,649	49,995
Total stockholders’ equity	46,590	48,362

Total liabilities and stockholders’ equity	$64,519	$65,214

See accompanying notes to consolidated financial statements

LIFEWAY FOODS, INC. AND SUBSIDIARIES

Consolidated Statements of Income (Loss) and Comprehensive Income (Loss)

December 31, 2017 and 2016

(In thousands, except per share data)

	2017	2016

Net sales	$118,893	$123,879

Cost of goods sold	85,757	86,524
Depreciation expense	2,440	2,323
Total cost of goods sold	88,197	88,847

Gross profit	30,696	35,032

Selling expenses	16,595	14,467
General and administrative	13,955	13,783
Amortization expense	672	697
Total operating expenses	31,222	28,947

Income (loss) from operations	(526)	6,085

Other income (expense):
Interest expense	(242)	(220)
Loss on sale of investments, net reclassified from OCI	–	(15)
Loss on sale of property and equipment	(38)	(284)
Other income	2	71
Total other income (expense)	(278)	(448)

Income (loss) before provision for income taxes	(804)	5,637

Provision (benefit) for income taxes	(458)	2,158

Net income (loss)	$(346)	$3,479

Basic earnings (loss) per common share	$(0.02)	$0.22

Diluted earnings (loss) per common share	$(0.02)	$0.22

Weighted average number of shares outstanding - Basic	16,105	16,155

Weighted average number of shares outstanding - Diluted	16,105	16,160

COMPREHENSIVE INCOME (LOSS)
Net income (loss)	$(346)	$3,479
Other comprehensive income (loss), net of tax:
Unrealized gains on investments, net of $0 and $38 of taxes	–	62
Reclassifications to earnings:
Realized (gains) losses on investments, net of $0 and $6 of taxes	–	9
Comprehensive income (loss)	$(346)	$3,550

See accompanying notes to consolidated financial statements

LIFEWAY FOODS, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

For the Years Ended December 31, 2017 and 2016

(In thousands)

							Accumulated
							Other
	Common Stock						Comprehensive	Total
	Issued		In treasury		Paid-In	Retained	Income (Loss),	Stockholders’
	Shares	$	Shares	$	Capital	Earnings	Net of Tax	Equity

Balance, January 1, 2016	17,274	$6,509	(1,064)	$(9,730)	$2,033	$46,516	$(71)	$45,257

Other comprehensive income	–	–	–	–	–	–	71	71

Treasury stock purchased	–	–	(69)	(738)	–	–	–	(738)

Issuance of common stock in connection with stock-based compensation	–	–	12	117	12	–	–	129

Issuance of common stock on exercise of stock options	–	–	1	11	18	–	–	29

Stock-based compensation	–	–	–	–	135	–	–	135

Net income	–	–	–	–	–	3,479	–	3,479

Balance, December 31, 2016	17,274	$6,509	(1,120)	$(10,340)	$2,198	$49,995	$–	$48,362

Treasury stock purchased	–	–	(148)	(1,486)	–	–	–	(1,486)

Issuance of common stock in connection with stock-based compensation	–	–	2	14	(14)	–	–	–

Stock-based compensation	–	–	–	–	60	–	–	60

Net loss	–	–	–	–	–	(346)	–	(346)

Balance, December 31, 2017	17,274	$6,509	(1,266)	$(11,812)	$2,244	$49,649	$–	$46,590

See accompanying notes to consolidated financial statements

LIFEWAY FOODS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2017 and 2016

(In thousands)

	2017	2016

Cash flows from operating activities:
Net income (loss)	$(346)	$3,479
Adjustments to reconcile net income (loss) to operating cash flow:
Depreciation and amortization	3,112	3,020
Loss on sale of investments, net	–	15
Deferred income taxes	(352)	(531)
Bad debt expense	480	–
Reserve for inventory obsolescence	374	200
Stock-based compensation	596	326
Loss on sale of property and equipment	38	284
(Increase) decrease in operating assets:
Accounts receivable	780	292
Inventories	(29)	(579)
Refundable income taxes	(2,038)	140
Prepaid expenses and other current assets	(197)	(584)
Increase (decrease) in operating liabilities:
Accounts payable	1,130	(2,673)
Accrued expenses	711	599
Accrued income taxes	(451)	1,116
Net cash provided by operating activities	3,808	5,104

Cash flows from investing activities:
Purchases of investments	(25)	(559)
Proceeds from sale of investments	–	2,751
Redemption of certificates of deposits	–	513
Purchases of property and equipment	(5,341)	(3,237)
Proceeds from sale of property and equipment	50	172
Net cash used in investing activities	(5,316)	(360)

Cash flows from financing activities:
Purchase of treasury stock	(1,486)	(738)
Repayment of notes payable	(840)	(840)
Net cash used in financing activities	(2,326)	(1,578)

Net (decrease) increase in cash and cash equivalents	(3,834)	3,166

Cash and cash equivalents at the beginning of the year	8,812	5,646

Cash and cash equivalents at the end of the year	$4,978	$8,812

Supplemental cash flow information:
Cash paid for income taxes, net of refunds	$2,382	$1,421
Cash paid for interest	241	220

See accompanying notes to consolidated financial statements

LIFEWAY FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2017 and 2016

(In thousands)

Note 1 – Basis of presentation

The accompanying consolidated financial statements and accompanying notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Lifeway’s consolidated financial statements include all of the assets, liabilities and results of operations of Lifeway’s wholly owned subsidiaries (collectively “Lifeway” or the “Company”). All inter-company balances and transactions have been eliminated in the consolidated financial statements.

Note 2 – Summary of significant accounting policies

Use of estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates made in preparing the consolidated financial statements include the reserve for promotional allowances, the fair value of investment securities, the valuation of goodwill and intangible assets, stock-based and incentive compensation, and deferred income taxes.

Revenue Recognition

Lifeway records sales when the following four criteria have been met: (i) The product has been shipped and we have no significant remaining obligations; (ii) Persuasive evidence of an agreement exists; (iii) The price to the buyer is fixed or determinable; and (iv) Collection is probable. In addition, shipping costs invoiced to the customers are included in net sales and the related costs are included in cost of sales.

Lifeway routinely offers sales allowances and discounts to our customers and consumers. These programs include rebates, in-store display and demo allowances, allowances for non-saleable product, coupons and other trade promotional activities. These allowances are considered reductions in the price of our products and thus are recorded as reductions to sales. Some of these incentives are recorded by estimating incentive costs based on our historical experience and expected levels of performance of the trade promotion. We maintain a reserve for the estimated allowances incurred but unpaid. Differences between estimated and actual allowances are normally insignificant and are recognized in income in the period such differences are determined. Product returns have historically not been material.

Bulk cream is a byproduct of Lifeway’s fluid milk manufacturing process. Lifeway does not use bulk cream in any of its end products, but rather disposes of it through sales to other companies. Bulk cream byproduct sales are included in net sales.

Cash and cash equivalents

Lifeway considers cash and all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents are stated at cost, which approximates or equals fair value due to their short-term nature.

Lifeway from time to time may have bank deposits in excess of insurance limits of the Federal Deposit Insurance Corporation. Lifeway has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk related to its cash and cash equivalents.

Fair Value Measurements

Fair value is estimated by applying the following hierarchy, which prioritizes the inputs used to measure fair value into three levels and bases the categorization within the hierarchy upon the lowest level of input that is available and significant to the fair value measurement:

Level 1 – Quoted prices in active markets for identical assets or liabilities.

Level 2 – Observable inputs other than quoted prices in active markets for identical assets and liabilities, quoted prices for identical or similar assets or liabilities in inactive markets, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3. Inputs that are generally unobservable and typically reflect management’s estimate of assumptions that market participants would use in pricing the asset or liability.

All investment securities are classified as available-for-sale and are carried at fair value. Unrealized gains and losses on available-for-sale securities are reported as a separate component of stockholders’ equity to the extent they are considered temporary in nature. Amortization, accretion, interest and dividends, realized gains and losses, and declines in value judged to be other-than-temporary on available-for-sale securities are recorded as a component of other income. This evaluation depends on the specific facts and circumstances. Factors that we consider in determining whether an other-than-temporary decline in fair value has occurred include: the fair value of the security in relation to its cost basis; the financial condition of the investee; and the intent and ability to retain the investment for a sufficient period of time to allow for possible recovery in the fair value of the investment. Gross gains of $0 and $185, and gross losses of $0 and $200 were realized on the sales of investments during the years ended December 31, 2017 and 2016, respectively.

Lifeway’s financial assets and liabilities which are not carried at fair value on a recurring basis include cash and cash equivalents, accounts receivable, other receivables, accounts payable, accrued expenses and notes payable for which carrying value approximates fair value.

Inventories

Inventories are stated at the lower of cost or net realizable value, valued on a first in, first out basis (“FIFO”). The costs of finished goods inventories include raw materials, direct labor, and overhead costs. Inventories are stated net of reserves for excess or obsolete inventory.

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

Intangible assets acquired in a business combination are recorded at their estimated fair values at the date of acquisition. Lifeway amortizes other intangible assets over their estimated useful lives, as disclosed in the table below.

Category	Years
Recipes	4
Trade names	8-15
Formula	10
Customer lists	8-10
Customer relationships	8-12

Impairment

Lifeway reviews intangible assets for impairment at least once per year to determine if any adverse conditions exist that would indicate the carrying value of these assets may not be recoverable. Lifeway conducts more frequent impairment assessments if certain conditions exist, such as a change in the competitive landscape, any internal decisions to pursue new or different strategies, a loss of a significant customer, or a significant change in the market place including changes in the prices paid for our products or changes in the size of the market for our products.

If the estimated remaining useful life of an intangible asset is changed, the remaining carrying amount of the intangible asset is amortized prospectively over the revised remaining useful life.

Long-lived assets, including property, plant, and equipment, and cost method investments, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable and prior to any goodwill impairment test. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. There were no indicators of impairment in 2017 or 2016.

Income taxes

Deferred income taxes are the result of temporary differences that arise from income and expense items reported for financial accounting and tax purposes in different periods. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the year in which the deferred tax assets or liabilities are expected to be realized or settled. Deferred tax assets and liabilities are classified on a net basis as non-current.

The principal sources of temporary differences are different depreciation and amortization methods for financial statement and tax purposes, unrealized gains or losses related to investments, capitalization of indirect costs for tax purposes, purchase price adjustments, incentive compensation, reserves for excess and obsolete inventory, and the allowance for doubtful accounts.

Lifeway has analyzed filing positions in all the federal and state jurisdictions where it is required to file income tax returns, as well as all open tax years in these jurisdictions. We recognize the income tax benefit from an uncertain tax position when it is more likely than not that, based on technical merits, the position will be sustained upon examination, including resolutions of any related appeals or litigation processes. We apply a more likely than not threshold to the recognition and derecognition of uncertain tax positions. Accordingly, we recognize the amount of tax benefit that has a greater than 50% likelihood of being ultimately realized upon settlement. Future changes in judgment related to the expected ultimate resolution of uncertain tax positions will affect earnings in the quarter of such change. For those income tax positions where it is not more likely than not that a tax benefit will be sustained, no tax benefit has been recognized in the financial statements. The total amount of unrecognized tax benefits can change due to audit settlements, tax examination activities, statute expirations and the recognition and measurement criteria under accounting for uncertainty in income taxes. Lifeway recognizes penalties and interest related to unrecognized tax benefits in the provision (benefit) for income taxes in the consolidated statements of income (loss) and comprehensive income (loss).

We monitor for changes in tax laws and reflect the impacts of tax law changes in the period of enactment. In response to the Tax Cuts and Jobs Act (the “Act”) enacted on December 22, 2017, the U.S. Securities and Exchange Commission (“SEC”) issued guidance that allows us to record provisional amounts for the impacts of U.S. tax reform if the full accounting cannot be completed before we file our 2017 financial statements. An estimated provisional impact of the remeasurement of deferred income taxes has been recorded in the provision (benefit) for income taxes for 2017. However, our review of the implications of the Act will be ongoing throughout 2018 as additional clarification and guidance are provided on how the IRS and state authorities will implement tax reform. We will also watch for additional guidance from the SEC or the FASB related to tax reform. See Note 9, Income Taxes, for additional information on how we recorded the impacts of the U.S. tax reform.

Treasury stock

Treasury stock is recorded using the cost method.

Advertising costs

Lifeway expenses advertising costs as incurred. For the years ended December 31, 2017 and 2016 total advertising expenses were $7,402 and $6,859, respectively.

Earnings (loss) per common share

Basic earnings (loss) per common share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares issued and outstanding during each period. Diluted earnings (loss) per common share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares issued and outstanding and the effect of all dilutive common stock equivalents outstanding during each period. For the years ended December 31, 2017 and 2016, there were 0 and 5 common stock equivalents outstanding, respectively.

Recently Adopted Accounting Pronouncements

In March 2018, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2018-05, Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin (“SAB”) No. 118. The new guidance adds SEC Staff views on income tax accounting implications of the Tax Cut and Jobs Act (the “Act”) signed into law in December 2017. The amendments in this Update provide guidance on accounting and disclosure for certain income tax effects of the Act which will be incomplete at the time the financial statements are issued for the reporting period that includes the enactment date of December 2017. The Company adopted this guidance in Q4 2017 and has included disclosure of the provisional impact of the remeasurement of deferred income taxes recorded in Footnote 9.

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

In November 2015, the FASB issued ASU 2015-17, Income Taxes – Balance Sheet Classification of Deferred Taxes. This new guidance simplifies the presentation of deferred income taxes and requires that all deferred tax assets and liabilities, along with any related valuation allowance, be classified as noncurrent on the balance sheet. Previous guidance required deferred tax assets and liabilities to be separated into current and noncurrent amounts on the balance sheet. This guidance was effective on January 1, 2017. Lifeway elected to adopt this guidance as of the first fiscal quarter in 2017 and has applied the update on a retrospective basis. Lifeway changed its accounting principle to reduce the cost and complexity inherent in recording deferred taxes as current and noncurrent on the consolidated balance sheets. As a result, Lifeway has reclassified $662 of current deferred tax assets to noncurrent deferred tax liabilities in the consolidated balance sheet as of December 31, 2016.

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

Recently Issued Accounting Pronouncements

In May 2017, the FASB issued ASU No. 2017-09, Compensation – Stock Compensation (Topic 718): Scope of Modification Accounting. The new guidance provides clarity and reduces both diversity in practice and cost of complexity when accounting for a change to the terms or conditions of a share-based payment award. The amendments in this Update provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. The new guidance will be effective for fiscal years beginning on or after December 15, 2017 and interim periods within those years. Early adoption of the guidance is permitted. The adoption of this amendment is not expected to have a material impact on the consolidated financial statements.

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

In January, 2016, the FASB issued ASU No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities. The new guidance modifies how entities measure equity investments and present changes in the fair value of financial liabilities. Under the new guidance, entities will have to measure equity investments that do not result in consolidation and are not accounted under the equity method at fair value and recognize any changes in fair value in net income (loss) unless certain conditions exist. The new guidance will be effective for fiscal years beginning on or after December 15, 2017 and interim periods within those years. Early adoption of the guidance is not permitted. The adoption of this amendment is not expected to have an impact on the consolidated financial statements.

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), which supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, including most industry-specific requirements. ASU 2014-09 establishes a five-step revenue recognition process in which an entity will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which an entity expects to be entitled in exchange for those goods or services. The standard allows for either “full retrospective” adoption, meaning the standard is applied to all of the periods presented, or “modified retrospective” adoption, meaning the standard is applied only to the most current period presented in the financial statements. ASU 2014-09 also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenues and cash flows from contracts with customers. On August 12, 2015 the FASB approved a one year delay of the effective date to reporting periods beginning after December 15, 2017, while permitting companies to voluntarily adopt the new standard as of the original effective date. In December 2016, the FASB issued ASU No. 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers, which clarifies narrow aspects of ASC 606 or corrects unintended application of the guidance. The effective date and transition requirements for ASU 2016-20 are the same as the effective date and transition requirements for ASU 2014-09. Under the delayed effective date, we are required to adopt the new standard not later than January 1, 2018. We will adopt the new standard on January 1, 2018 on a modified retrospective basis. Upon adoption, we expect the new standard will not have a material impact on our results of operations or financial position.

Note 3 – Inventories, net

Inventories consisted of the following:

	December 31,
	2017	2016
Ingredients	$1,717	$2,256
Packaging	2,453	2,770
Finished goods	3,527	3,016
Total inventories, net	$7,697	$8,042

Note 4 – Property, Plant and Equipment, net

Property, plant and equipment consisted of the following:

	December 31,
	2017	2016
Land	$1,747	$1,747
Buildings and improvements	17,260	16,428
Machinery and equipment	27,539	23,122
Vehicles	901	848
Office equipment	734	709
Construction in process	1,683	1,873
	49,864	44,727
Less accumulated depreciation	(25,219)	(22,895)
Total property, plant and equipment, net	$24,645	$21,832

Note 5 – Intangible Assets

Goodwill and indefinite-lived intangible assets consisted of the following:

	December 31,
	2017	2016
Goodwill	$10,368	$10,368
Brand names	3,700	3,700
Goodwill and indefinite lived intangible assets	$14,068	$14,068

Other intangible assets, net consisted of the following:

	December 31,
	2017	2016
Recipes	$44	$44
Customer lists and other customer related intangibles	4,529	4,529
Customer relationships	985	985
Trade names	2,248	2,248
Formula	438	438
	8,244	8,244
Accumulated amortization	(7,269)	(6,597)
Intangible assets, net	$975	$1,647

The estimated annual intangible asset amortization expense related to amortizable intangible assets as of December 31, 2017 is as follows:

2018	635
2019	210
2020	130
Total	$975

Note 6 – Accrued Expenses

Accrued expenses consisted of the following:

	December 31,
	2017	2016
Payroll and incentive compensation	$2,208	$1,560
Real estate tax	371	394
Other	405	215
Total accrued expenses	$2,984	$2,169

Note 7 – Notes Payable

Notes payable consisted of the following:

	December 31,
	2017	2016

Variable rate term loan due May 31, 2018. Principal and interest (4.07% at December 31, 2017) payable monthly with a balloon payment due at maturity.	$2,832	$3,339

Variable rate term loan due May 31, 2019. Principal and interest (3.86% at December 31, 2017) payable monthly with a balloon payment due at maturity.	3,447	3,780
Total notes payable	6,279	7,119
Less current portion	(3,166)	(840)
Total long-term portion	$3,113	$6,279

The variable rate term loans are subject to interest at the prime rate or at the LIBOR rate plus 2.5% and are collateralized by substantially all of Lifeway’s assets. In addition, under the terms of the related agreements, Lifeway is subject to a minimum fixed charge coverage ratio and a minimum tangible net worth threshold, which among other things may limit our ability to pay dividends or repurchase shares of common stock. Further, under the agreements Lifeway is required to deliver its annual and quarterly financial statements and related SEC filings within specified timeframes. Although we were not in compliance with the minimum fixed charge coverage ratio covenant at December 31, 2017, we have obtained a waiver of the minimum fixed charge coverage ratio through December 31, 2018.

In addition, Lifeway has a $5 million revolving credit facility. Borrowings under the facility are subject to interest at the prime rate or LIBOR plus 2.5%. As of December 31, 2017 and 2016, there were no borrowings under the facility. The facility expires in July 2018.

Future maturities of notes payable at December 31, 2017, are as follows:

2018	$3,166
2019	3,113
Total	$6,279

Note 8 – Commitments and contingencies

Lease obligations

Lifeway leases three retail stores for its Lifeway Kefir Shop subsidiary, certain machinery and equipment, and office space under operating leases. Total lease expense was $702 and $509 for the years ended December 31, 2017 and 2016, respectively. Future annual minimum base rental payments under non-cancelable leases with a lease term in excess of one year as of December 31, 2017 were as follows:

Year	Operating Leases
2018	$195
2019	151
2020	128
2021	83
2022	44
Total minimum lease payments	$601

Litigation

Lifeway is engaged in various legal actions, claims, and proceedings arising in the normal course of business, including commercial disputes, product liabilities, intellectual property matters and employment-related matters resulting from our business activities.

We record accruals for outstanding legal matters when we believe it is probable that a loss will be incurred and the amount of such loss can be reasonably estimated. We evaluate, on a periodic basis, developments in legal matters that could affect the amount of any accrual and developments that would make a loss contingency both probable and reasonably estimable. If a loss contingency is not both probable and estimable, we do not establish an accrued liability. Currently, none of our accruals for outstanding legal matters are material individually or in the aggregate to our financial position and it is management’s opinion that the ultimate resolution of these outstanding legal matters will not have a material adverse effect on our business, financial condition, results of operations, or cash flows. However, if we ultimately are required to make payments in connection with an adverse outcome, it is possible that it could have a material adverse effect on our business, financial condition, results of operations or cash flows.

Lifeway’s contingencies are subject to substantial uncertainties, including for each such contingency the following, among other factors: (i) the procedural status of the case; (ii) whether the case has or may be certified as a class action suit; (iii) the outcome of preliminary motions; (iv) the impact of discovery; (v) whether there are significant factual issues to be determined or resolved; (vi) whether the proceedings involve a large number of parties and/or parties and claims in multiple jurisdictions or jurisdictions in which the relevant laws are complex or unclear; (vii) the extent of potential damages, which are often unspecified or indeterminate; and (viii) the status of settlement discussions, if any, and the settlement posture of the parties. Consequently, Lifeway cannot predict with any reasonable certainty the timing or outcome of such contingencies, and we are unable to estimate a possible loss or range of loss.

In a letter dated May 19, 2016, Lifeway received a request to voluntarily produce documents in connection with a confidential, informal inquiry by the Division of Enforcement of the SEC concerning Lifeway’s internal controls, disclosure controls procedures, and internal control over financial reporting for fiscal years 2013 through the date of the letter. The SEC has informed Lifeway that the inquiry should not be construed as an indication that any violation of any federal securities law has occurred or as a reflection upon the merits of any person, company, or securities involved. Since receiving the letter, Lifeway has been cooperating with the SEC and will continue to do so.

Note 9 – Income taxes

On December 22, 2017, the Tax Cuts and Jobs Act (the “Act”) was signed into law. The Act significantly changed U.S. income tax law by, among other things, reducing the U.S. federal income tax rate from 35% to 21%, transitioning from a global tax system to a modified territorial tax system, eliminating the domestic manufacturing deduction, reduction in the dividend received deduction, and limiting the tax deductions for interest expense and certain executive compensation.

While our accounting for income taxes under the Act is not yet complete, we have made reasonable estimates of the provisions of the Act and recognized a $378 discrete net tax benefit in our 2017 financial statements arising from revaluing our net deferred tax liabilities to reflect the new tax rate. The final impact of the Act may differ from this estimate due to changes in interpretations of the Act, any legislative action to address questions that arise because of the Act, or any updates or changes to estimates the Company has utilized to calculate the impacts. We anticipate that these estimates will be finalized with the filing of the 2017 income tax return.

The provision for income taxes consists of the following:

	For the Years Ended December 31,
	2017	2016
Current:
Federal	$(359)	$2,117
State and local	193	572
Total current	(166)	2,689
Deferred	(292)	(531)
Provision (benefit) for income taxes	$(458)	$2,158

A reconciliation of the U.S. federal statutory rate to the effective tax rate used in the provision for income taxes is as follows:

	2017		2016
	Amount	Percentage	Amount	Percentage
Federal income tax computed at the statutory rate	(274)	34.0%	$1,917	34.0%
State and local tax, net	1	(0.1)%	320	5.7%
U.S. domestic manufacturers’ deduction & other permanent differences	111	(13.8)%	113	2.0%
Changes for tax positions of prior years	118	(14.6)%	(202)	(3.5)%
Change in tax rates (a)	(378)	47.0%	2	0.0%
Change in tax estimate	(36)	4.5%	8	0.1%
Provision (benefit) for income taxes	(458)	57.0%	$2,158	38.3%

(a)	Includes the estimated impact of the Act in 2017.

Deferred tax assets and liabilities are as follows:

	December 31,
	2017	2016
Deferred tax liabilities attributable to:
Accumulated depreciation and amortization	$(1,784)	$(1,854)
Total net deferred tax liabilities	(1,784)	(1,854)
Deferred tax assets attributable to:
Net operating losses	14	–
Capital loss carry-forward & investment impairment	122	166
Incentive compensation	255	126
Inventory	335	331
Allowances for doubtful accounts and discounts	161	39
Other	57	–
Total net deferred tax assets	944	662
Net deferred tax liabilities	$(840)	$(1,192)

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2017	2016
Balance at January 1	$63	$265
Additions for tax positions of prior years	118	63
Release for tax positions of prior years	–	(265)
Balance at December 31	$181	$63

Lifeway is subject to U.S. federal income tax as well as income tax in multiple state and city jurisdictions. With limited exceptions, our calendar year 2014 and subsequent federal and state tax years remain open by statute. The amount of unrecognized tax benefits that, if recognized, would impact the annual effective tax rate was not significant as of December 31, 2017 and 2016.

The amount of interest and penalties recognized in the consolidated statements of income (loss) and comprehensive income (loss) was approximately $152 and $19 during 2017 and 2016, respectively. The amount of interest and penalties recognized in the consolidated balance sheets was approximately $171 and $19 at December 31, 2017 and 2016, respectively.

Note 10 – Stock-based and Other Compensation

Stock Options

In December 2015, Lifeway stockholders approved the 2015 Omnibus Incentive Plan, which authorized the issuance of an aggregate of 3.5 million shares to satisfy awards of stock options, stock appreciation rights, unrestricted stock, restricted stock, restricted stock units, performance shares and performance units. At December 31, 2017, 3.448 million shares remain available under the Omnibus Incentive Plan. Lifeway has not established a pace for the frequency of awards under the Omnibus plan, and may choose to suspend the issuance of new awards in the future and may grant additional awards at any time including issuing special grants of restricted stock, restricted stock units, and stock options to attract and retain new and existing executives.

Pursuant to the Omnibus Incentive Plan, Lifeway granted 26 stock options to certain key employees effective January 1, 2016 and 24 stock options on July 1, 2016 (the “2016 options”). The 2016 options generally vest over a three-year period, on a relatively accelerated basis. The accelerated vesting reflects the landmark nature of the awards and the relative tenure of individual participants.

The following table summarizes stock option activity during the year ended December 31, 2017:

	Options	Weighted average exercise price	Weighted average remaining contractual life	Aggregate intrinsic value

Outstanding at December 31, 2016	45	$10.45
Granted	–	$–
Exercised	–	$–
Forfeited	–	$–
Outstanding at December 31, 2017	45	$10.45	8.20	$–
Exercisable at December 31, 2017	29	$10.42	8.20	$–

For the years ended December 31, 2017 and 2016 total pre-tax stock-based compensation expense recognized in the consolidated statements of income (loss) and comprehensive income (loss) was $41 and $134, respectively. For the years ended December 31, 2017 and 2016 tax-related benefits of $17 and $51 were also recognized. As of December 31, 2017, the total remaining unearned compensation related to non-vested stock options was $19, which is expected to be amortized over the weighted-average remaining service period of 1.30 years.

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

The following table summarizes RSU activity during the year ended December 31, 2017:

RSU’s

Outstanding at December 31, 2016	2
Granted	–
Shares issued upon vesting	(2)
Forfeited	–
Outstanding at December 31, 2017	–
Weighted average grant date fair value per share	$10.54

We expense RSU’s over the service period. For the years ended December 31, 2017 and 2016 total pre-tax stock-based compensation expense recognized in the consolidated statements of income (loss) and comprehensive income (loss) was $18 and $1, respectively. For the years ended December 31, 2017 and 2016 tax-related benefits of $7 and $0, respectively, were also recognized. As of December 31, 2017, the total remaining unearned compensation related to non-vested RSU’s was $3, which is expected to be amortized over the weighted-average remaining service period of 0.96 years.

Incentive Compensation

In March 2016, Lifeway established an incentive-based compensation program (the “2016 Plan”) for certain senior executives and key employees (the “participants”). The incentive compensation was based on the achievement of certain sales and adjusted EBITDA performance levels versus respective targets in 2016. Under the 2016 Plan, the senior executives had the opportunity to earn cash and equity-based incentive compensation in amounts ranging from $0 to $4,000 for fiscal 2016 depending on the performance levels compared to the respective targets. For the year ended December 31, 2016, senior executive participants earned bonuses of $1,720 under the 2016 Plan, all of which was paid or was payable in cash at December 31, 2016.

In December 2016, Lifeway awarded 12 shares of fully vested common stock to key employee participants. Stock-based compensation of $191 was recognized in 2016.

In January 2017, Lifeway established an incentive-based compensation program (the “2017 Plan”) for certain senior executives and key employees (the “participants”). The number of participants under the 2017 Plan was expanded from the 2016 Plan. Under the 2017 Plan, incentive compensation was based on (a) the achievement of certain sales and adjusted EBITDA performance levels versus respective targets in 2017, and (b) for certain senior executives, the achievement of individual performance objectives. Under the 2017 Plan, collectively the participants had the opportunity to earn cash and equity-based incentive compensation in amounts ranging from $0 to $11,025 depending on Lifeway’s performance levels compared to the respective targets and the senior executive’s performance compared to their individual objectives. The equity portion of the incentive compensation is payable in restricted stock that vests one-third in each of the three years from the 2017 grant dates.

For the year ended December 31, 2017, incentive compensation earned by participants under the plan was $3,589 of which $1,610 will be settled through the issuance of stock, subject to vesting, and $1,979 will be settled in cash. For the year ended December 31, 2017, incentive compensation recognized in the consolidated statement of income (loss) and comprehensive income (loss) under the 2017 Plan was $2,516. As of December 31, 2017, the total remaining unearned compensation related to the 2017 Plan was $1,073 of which $710, $309 and $54 is expected to be recognized in 2018, 2019 and 2020 respectively, subject to vesting.

Retirement Benefits

Lifeway has a defined contribution plan which is available to substantially all full-time employees. Under the terms of the plan Lifeway matches employee contributions under a prescribed formula. For the years ended December 31, 2017 and 2016 total contribution expense recognized in the consolidated statements of income (loss) and comprehensive income (loss) was $376 and $368, respectively.

Note 11 – Segments, Products and Customers

Lifeway’s primary product is drinkable kefir, a cultured dairy product. Lifeway Kefir is a tart and tangy cultured milk smoothie that is high in protein, calcium and vitamin D. Thanks to our exclusive blend of kefir cultures, each cup of kefir contains 12 live and active cultures and 15 to 20 billion beneficial CFU (Colony Forming Units) at the time of manufacture.

We manufacture (directly or through co-packers) our products under our own brand, as well as under private labels on behalf of certain customers. As of December 31, 2017, Lifeway offered over 50 varieties of our kefir products including more than 20 flavors. In addition to our core drinkable kefir products, we offer Kefir Cups, a strained, cupped version of our kefir; and Organic Farmer Cheese Cups, a cupped version of our soft cheeses, both served in resealable 5 oz. containers with mini-spoons. We also offer Lifeway Elixir, a line of non-dairy, sparkling organic probiotic beverages, as well as probiotic supplements for adults and children. In late 2017, we also announced that we would begin offering Skyr, a strained cupped Icelandic yogurt, and Plantiful, a plant-based probiotic beverage made from organic and non-GMO pea protein with 10 vegan kefir cultures.

Our product categories are:

•	Drinkable Kefir, sold in a variety of organic and non-organic sizes, flavors, and types, including low fat, non-fat, whole milk, protein, BioKefir (a 3.5 oz. kefir with additional probiotic cultures), and Kefir with Oats.

•	European-style soft cheeses, including farmer cheese in resealable cups.

•	Cream and other, which consists primarily of cream, a byproduct of making our

•	ProBugs, a line of kefir products in drinkable, frozen, and freeze dried formats, designed for children.

•	Other Dairy, which include Cupped Kefir and Icelandic Skyr, a line of strained kefir and yogurt products in a resealable cups.

•	Frozen Kefir, available in both bars and pint-size containers.

Lifeway has determined that it has one reportable segment based on how our chief operating decision maker manages the business and in a manner consistent with the internal reporting provided to the chief operating decision maker. The chief operating decision maker, who is responsible for allocating resources and assessing Company performance, has been identified collectively as the Chief Financial Officer, the Chief Operating Officer, the Chief Executive Officer and Chairperson of the board of directors. Substantially all of our consolidated revenues relate to the sale of cultured dairy products that we produce using the same processes and materials and are sold to consumers through a common network of distributors and retailers in the United States.

Net sales of products by category were as follows for the years ended December 31:

	2017		2016
In thousands	$	%	$	%

Drinkable Kefir other than ProBugs	$90,514	76%	$96,782	78%
Cheese	11,516	10%	11,007	9%
Cream and other (a)	6,527	5%	6,114	5%
ProBugs Kefir	4,537	4%	6,722	5%
Other dairy	4,138	4%	1,279	1%
Frozen Kefir (b)	1,661	1%	1,975	2%
Net Sales	$118,893	100%	$123,879	100%

(a)	Includes cream byproducts and other non-dairy products for resale
(b)	Includes Lifeway Kefir Shop sales

Significant Customers – Sales are predominately to companies in the retail food industry located within the United States. Two major customers accounted for approximately 22% and 23% of net sales for the years ended December 31, 2017 and 2016, respectively. Two major customers accounted for approximately 19% and 25% of accounts receivable as of December 31, 2017 and 2016, respectively. Our ten largest customers as a group accounted for approximately 59% and 58% of net sales for the years ended December 31, 2017 and 2016, respectively.

Note 12 – Share repurchase program

On September 24, 2015, Lifeway’s Board of Directors authorized a stock repurchase program (the “2015 stock repurchase program”) under which we may, from time to time, repurchase shares of our common stock for an aggregate purchase price not to exceed the lesser of $3,500 or 250 shares. On November 1, 2017, the Board amended the 2015 stock repurchase program (the “2017 amendment”), by adding to (i.e., exclusive of the shares previously authorized under the 2015 stock repurchase program) the authorization the lesser of $5,185 or 625 shares. Under the amended authorization, share repurchases may be executed through various means, including without limitation in the open market or in privately negotiated transactions, in accordance with all applicable securities laws and regulations, including without limitation Rule 10b-18 of the Securities Exchange Act of 1934, as amended. The extent to which Lifeway repurchases its shares and the timing of such repurchases will depend upon a variety of factors, including market conditions, regulatory requirements and other corporate considerations. The repurchase program does not obligate us to purchase any shares, and the program may be terminated, suspended, increased, or decreased by our Board in its discretion at any time.

Pursuant to the share repurchase program, during the year ended December 31, 2017, the Company repurchased 148 shares at a cost of $1,486 or approximately $10.07 per share. During the year ended December 31, 2016, the Company repurchased 69 shares at a cost of $738, or approximately $10.68 per share. Approximately $1,418 remained available under this program as of December 31, 2017.

Note 13 – Related party transactions

The Company obtains consulting services from the Chairperson of its board of directors. Fees earned by the Chairperson are included in general and administrative expenses in the accompanying consolidated statements of income (loss) and comprehensive income (loss) and were $1,000 during the years ended December 31, 2017 and 2016.

On March 14, 2016, Lifeway entered into an endorsement agreement (the “Agreement”) with Ludmila Smolyansky, our Chairperson of the Board. Under the terms and conditions of the Agreement, Ms. Smolyansky grants an unlimited, perpetual, non-exclusive, worldwide and, except as set forth therein, royalty free, right to use, reuse, publish, reproduce, perform, copy, create derivative works, exhibit, broadcast and display Ms. Smolyansky’s name, image and likeness in Marketing Materials (as defined in the Agreement). As consideration for such license, Lifeway agrees to pay Ms. Smolyansky a royalty equal to $0.02 for each product or item we sell during each calendar month bearing Ms. Smolyansky’s first name, last name, or other identifying personal characteristics; provided however that such royalty will not exceed $50 in any month and such royalty payments will cease upon the death of Ms. Smolyansky. The Agreement was effective as of January 1, 2016. Royalties earned by Ms. Smolyansky are included in selling expenses in the accompanying consolidated statements of income (loss) and comprehensive income (loss) and were $600 during the years ended December 31, 2017 and 2016.

ITEM 9.          CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None

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

As of December 31, 2017 (the “Evaluation Date”), we conducted an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2017 in ensuring that information required to be disclosed by us under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified under the Exchange Act rules.

The attestation report of Mayer Hoffman McCann P.C., our independent registered public accounting firm, regarding Lifeway’s internal control over financial reporting is provided under “Financial Statements and Supplementary Data.”

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

Management, including our Chief Executive Officer and our Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2017. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework (2013). Based on this assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2017.

Remediation of prior Material Weaknesses

During 2017 we took the following actions to improve our internal controls over financial reporting:

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

Changes in Internal Control over Financial Reporting

Except as discussed above there were no changes in our internal control over financial reporting that occurred during 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.       OTHER INFORMATION

None.

PART III

ITEM 10.        DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Corporate Governance Guidelines and Code of Ethics

We have adopted Corporate Governance Guidelines and a Code of Ethics applicable to all members of the Board, executive officers, and employees, including our principal executive officer and principal financial officer. The Corporate Governance Guidelines, the Code of Ethics, and other corporate governance documents are available on Lifeway’s website at www.lifewayfoods.com. Any person may, without charge, request a copy of the Corporate Governance Guidelines and/or Code of Ethics by contacting Lifeway at (847) 967-1010 or by email at info@lifeway.net.

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

2.	Financial Statement Schedules – Separate financial statement schedules have been omitted either because they are not applicable or because the required information is included in the consolidated financial statements

3.	Exhibits.

No.	Description	Form	Period Ending	Exhibit	Filing Date

3.1	Amended and Restated Bylaws.	Filed Herewith

3.2	Articles of Incorporation, as amended and currently in effect	10-K	12/31/13	3.2	4/2/14

4.1	Revolving Note dated February 6, 2009	8-K		10.2	2/13/09

4.2	Term Note dated February 6, 2009	8-K		10.3	2/13/09

4.3	Promissory Note dated September 4, 2013	8-K		4.1	9/20/13

10.1	Stock Purchase Agreement dated October 1, 1999 by and among Danone Foods, Inc., Lifeway Foods, Inc., Michael Smolyansky and certain other parties	8-K		10.10	10/12/99

10.2	Stockholders’ Agreement dated October 1, 1999 by and among Danone Foods, Inc., Lifeway Foods, Inc., Michael Smolyansky and certain other parties	8-K		10.11	10/12/99

10.3	Letter Agreement dated December 24, 1999	8-K		10.12	1/12/00

10.4	Employment Agreement, dated September 12, 2002, between Lifeway Foods, Inc. and Julie Smolyansky	10-QSB/A No. 2	9/30/02	10.14	4/30/03

10.5	Loan and Security Agreement dated February 6, 2009 by and among Lifeway Foods, Inc., Fresh Made, Inc., LFI Enterprises, Inc., Helios Nutrition Limited, Pride Main Street Dairy, LLC and Starfruit, LLC and The Private Bank and Trust Company	8-K		10.1	2/13/09

10.6	Mortgage, Security Agreement, Assignment of Rents and Leases and Fixture Filing dated as of September 4, 2013, by and between Lifeway Foods, Inc. and The PrivateBank and Trust Company	8-K		10.1	9/20/13

10.7	Amendment to Mortgage, Security Agreement, Assignment of Rents and Leases and Fixture Filing dated as of September 4, 2013, by and between Lifeway Foods, Inc. and The PrivateBank and Trust Company	10-Q	9/30/13	10.5	11/14/13

10.8	Assignment of Rents and Leases dated as of September 4, 2013 executed by Lifeway Wisconsin, Inc. to and for the benefit of The PrivateBank and Trust Company	8-K		10.2	9/20/13

10.9	Environmental Indemnity Agreement dated as of September 4, 2013, executed by Lifeway Foods, Inc., Helios Nutrition Limited, Pride of Main Street Dairy, LLC, Starfruit, LLC and Lifeway Wisconsin, Inc. to and for the benefit of The PrivateBank and Trust Company	8-K		10.3	9/20/13

10.10	Consulting Agreement by and between the Company and Ludmila Smolyansky, dated as of March 8, 2016	10-K	12/31/15	10.23	3/16/16

10.11	Endorsement Agreement by and between the Company and Ludmila Smolyansky, dated as of March 14, 2016	10-K	12/31/15	10.24	3/16/16

10.11	Employment Agreement by and between the Company and Douglas A. Hass, dated as of April 21, 2017	8-K		10.1	4/26/17

10.12	Employment Agreement by and between the Company and Jennifer Reilly, dated as of April 21, 2017	8-K		10.2	4/26/17

10.13	Employment Agreement by and between the Company and John Waldron, dated as of April 21, 2017	8-K		10.3	4/26/17

10.14	Thirteenth Modification to Loan and Security Agreement effective July 6, 2017, by and among The PrivateBank and Trust Company, Lifeway Foods, Inc., Fresh Made, Inc., Helios Nutrition Limited, The Lifeway Kefir Shop, LLC and Lifeway Wisconsin, Inc.	10-Q	9/30/17	10.1	11/14/17

10.15	Fourteenth Modification to Loan and Security Agreement effective July 20, 2017, by and among The PrivateBank and Trust Company, Lifeway Foods, Inc., Fresh Made, Inc., Helios Nutrition Limited, The Lifeway Kefir Shop, LLC and Lifeway Wisconsin, Inc.	10-Q	9/30/17	10.2	11/14/17

10.16	Fifteenth Modification to Loan and Security Agreement effective November 1, 2017, by and among The PrivateBank and Trust Company, Lifeway Foods, Inc., Fresh Made, Inc., Helios Nutrition Limited, The Lifeway Kefir Shop, LLC and Lifeway Wisconsin, Inc.	10-Q	9/30/17	10.3	11/14/17

14	Code of Conduct and Ethics	10-K	12/31/13	14	4/2/14

21	List of Subsidiaries of the Registrant	Filed Herewith

23.1	Consent of Mayer Hoffman McCann P.C.	Filed Herewith

31.1	Rule 13a-14(a)/15d-14(a) Certification of Julie Smolyansky	Filed Herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification of John P. Waldron	Filed Herewith

32.1	Section 1350 Certification of Julie Smolyansky	Filed Herewith

32.2	Section 1350 Certification of John P. Waldron	Filed Herewith

99.1	Press release dated March 30, 2018 reporting the Company’s financial results for year ended December 31, 2017.	Furnished Herewith

101	Interactive Data Files	Filed Herewith

ITEM 16.        FORM 10-K SUMMARY.

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIFEWAY FOODS, INC.

Date: March 30, 2018	By:	/s/ Julie Smolyansky
Julie Smolyansky
Chief Executive Officer, President, and Director

Date: March 30, 2018	By:	/s/ John P. Waldron
John P. Waldron
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 30, 2018	/s/ Julie Smolyansky
Julie Smolyansky
Chief Executive Officer, President, and Director
(Principal Executive Officer)

Date: March 30, 2018	/s/ Edward Smolyansky
Edward Smolyansky
Chief Operating Officer, Treasurer, Secretary, and Director

Date: March 30, 2018	/s/ John P. Waldron
John P. Waldron
Chief Financial Officer
(Principal Financial & Accounting Officer)

Date: March 30, 2018	/s/ Ludmila Smolyansky
Ludmila Smolyansky
Chairperson of the Board of Directors

Date: March 30, 2018	/s/ Pol Sikar
Pol Sikar
Director

Date: March 30, 2018
Laurent Marcel
Director

Date: March 30, 2018	/s/ Renzo Bernardi
Renzo Bernardi
Director

Date: March 30, 2018	/s/ Paul Lee
Paul Lee
Director and Lead Independent Director

Date: March 30, 2018	/s/ Jason Scher
Jason Scher
Director

