Form 10-Q
period 2018-03-31
LIFEWAY FOODS INC
filed 2018-05-15
CIK 814586

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒       QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2018

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

As of May 1, 2018, 15,877,851 shares of the registrant’s common stock, no par value, were outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

LIFEWAY FOODS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

March 31, 2018 and December 31, 2017

(In thousands)

	March 31, 2018 (Unaudited)	December 31, 2017
Current assets
Cash and cash equivalents	$3,722	$4,978
Accounts receivable, net of allowance for doubtful accounts and discounts & allowances of $1,700 and $2,010 at March 31, 2018 and December 31, 2017 respectively	8,189	8,676
Inventories, net	7,515	7,697
Prepaid expenses and other current assets	1,167	983
Refundable income taxes	2,795	2,347
Total current assets	23,388	24,681

Property, plant and equipment, net	24,827	24,645

Intangible assets
Goodwill & indefinite-lived intangibles	14,068	14,068
Other intangible assets, net	812	975
Total intangible assets	14,880	15,043

Other assets	150	150
Total assets	$63,245	$64,519

Current liabilities
Current maturities of notes payable	$–	$3,166
Accounts payable	7,136	6,848
Accrued expenses	2,849	2,984
Accrued income taxes	101	203
Total current liabilities	10,086	13,201

Notes payable	6,069	3,113
Deferred income taxes, net	840	840
Other long-term liabilities	540	775
Total liabilities	17,535	17,929

Stockholders' equity
Preferred stock, no par value; 2,500 shares authorized; no shares issued or outstanding at March 31, 2018 and December 31, 2017, respectively	–	–
Common stock, no par value; 40,000 shares authorized; 17,274 shares issued; 15,893 and 16,008 outstanding at March 31, 2018 and December 31, 2017, respectively	6,509	6,509
Paid-in capital	2,195	2,244
Treasury stock, at cost	(12,713)	(11,812)
Retained earnings	49,719	49,649
Total stockholders' equity	45,710	46,590

Total liabilities and stockholders' equity	$63,245	$64,519

See accompanying notes to consolidated financial statements

LIFEWAY FOODS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

For the three months ended March 31, 2018 and 2017

(Unaudited)

(In thousands, except per share data)

	2018	2017
Net Sales	$28,742	$32,117

Cost of goods sold	20,025	23,074
Depreciation expense	680	586
Total cost of goods sold	20,705	23,660

Gross profit	8,037	8,457

Selling expense	4,018	4,238
General and administrative expense	3,705	3,785
Amortization expense	163	168
Total operating expenses	7,886	8,191

Income from operations	151	266

Other income (expense):
Interest expense	(63)	(57)
Gain (loss) on sale of equipment	15	(5)
Other income, net	5	–
Total other income (expense)	(43)	(62)

Income before provision for income taxes	108	204

Provision for income taxes	38	80

Net income	$70	$124

Earnings per common share:
Basic	$0.00	$0.01
Diluted	$0.00	$0.01

Weighted average common shares:
Basic	15,908	16,154
Diluted	16,019	16,156

See accompanying notes to consolidated financial statements

LIFEWAY FOODS, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

For the Three Months Ended March 31, 2018 and 2017

(Unaudited)

(In thousands)

	Common Stock
	Issued		In treasury		Paid-In	Retained	Total
	Shares	$	Shares	$	Capital	Earnings	Equity

Balance, January 1, 2017	17,274	$6,509	(1,120)	$(10,340)	$2,198	$49,995	$48,362

Stock-based compensation	–	–	–	–	20	–	20

Net income	–	–	–	–	–	124	124

Balance, March 31, 2017	17,274	$6,509	(1,120)	$(10,340)	$2,218	$50,119	$48,506

Balance, January 1, 2018	17,274	$6,509	(1,266)	$(11,812)	$2,244	$49,649	$46,590

Issuance of common stock in connection with stock-based compensation	–	–	16	151	(54)	–	97

Treasury stock purchased	–	–	(131)	(1,052)	–	–	(1,052)

Stock-based compensation	–	–	–	–	5	–	5

Net income	–	–	–	–	–	70	70

Balance, March 31, 2018	17,274	$6,509	(1,381)	$(12,713)	$2,195	$49,719	$45,710

See accompanying notes to consolidated financial statements

LIFEWAY FOODS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

For the Three Months Ended March 31, 2018 and 2017

(Unaudited)

(In thousands)

	2018	2017
Cash flows from operating activities:
Net income	$70	$124
Adjustments to reconcile net income to operating cash flow:
Depreciation and amortization	843	754
Bad debt expense	20	–
Reserve for inventory obsolescence	130	50
Stock-based compensation	386	449
Deferred revenue	(24)	–
(Gain) loss on sale of property and equipment	(15)	5
(Increase) decrease in operating assets:
Accounts receivable	467	(2,576)
Inventories	52	363
Refundable income taxes	(448)	–
Prepaid expenses and other current assets	(185)	87
Increase (decrease) in operating liabilities:
Accounts payable	288	2,553
Accrued expenses	(629)	361
Accrued income taxes	(102)	80
Net cash provided by operating activities	853	2,250

Cash flows from investing activities:
Purchases of property and equipment	(879)	(1,078)
Proceeds from sale of property and equipment	32	34
Net cash used in investing activities	(847)	(1,044)

Cash flows from financing activities:
Purchase of treasury stock	(1,052)	–
Repayment of notes payable	(210)	(210)
Net cash used in financing activities	(1,262)	(210)

Net (decrease) increase in cash and cash equivalents	(1,256)	996

Cash and cash equivalents at the beginning of the period	4,978	8,812

Cash and cash equivalents at the end of the period	$3,722	$9,808

Supplemental cash flow information:
Cash paid for income taxes, net of refunds	$587	$–
Cash paid for interest	$63	$57

See accompanying notes to consolidated financial statements

LIFEWAY FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

March 31, 2018 and December 31, 2017

(Unaudited)

(In thousands, except per share data)

Note 1 – Basis of Presentation

Basis of presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. (“U.S. GAAP”) for interim financial information, and do not include all of the information and disclosures required for complete, audited financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation, have been included. For further information, refer to the consolidated financial statements and disclosures included in our Annual Report on Form 10-K as of and for the year ended December 31, 2017. Certain amounts in prior-year financial statements were reclassified to conform to the current-year presentation. The results for the period are not necessarily indicative of the results to be expected for other interim periods or the full year.

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

Revenue Recognition

We sell food and beverage products across select product categories to customers predominantly within the United States (see Note 11, Segments, Products and Customers). We also sell bulk cream, a byproduct of our fluid milk manufacturing process. We recognize revenue when control over the products transfers to our customers, which generally occurs upon delivery or shipment of the products. We account for product shipping and handling as fulfillment activities with revenues for these activities recorded within net revenue and costs recorded within cost of goods sold. Any taxes collected on behalf of government authorities are excluded from net revenues.

Revenues are recorded net of discounts and allowances to our customers and consumers. Known or expected pricing or revenue adjustments, such as trade discounts, allowances for non-saleable products, and coupon redemption, are estimated at the time of sale. We base these estimates of expected amounts principally on historical utilization and redemption rates. Estimates that affect revenue, such as trade incentives and coupon redemptions, are monitored and adjusted each period until the incentives realized or the coupons expire.

Key sales terms, such as pricing and quantities ordered, are established on a frequent basis such that most customer arrangements and related incentives have a one year or shorter duration. As such, we do not capitalize contract inception costs and we capitalize product fulfillment costs in accordance with U.S. GAAP and our inventory policies. We do not have any significant deferred revenue or unbilled receivables at the end of a period. We generally do not receive noncash consideration for the sale of goods nor do we grant payment financing terms greater than one year.

Advertising and promotional costs

Lifeway expenses advertising costs as incurred. For the three months ended March 31, 2018 and 2017 total advertising expenses were $1,389 and $1,768 respectively.

Recently Adopted Accounting Pronouncements

In May 2017, the Financial Accounting Standards Board ("FASB”) issued ASU No. 2017-09, Compensation – Stock Compensation (Topic 718): Scope of Modification Accounting. The new guidance provides clarity and reduces both diversity in practice and cost of complexity when accounting for a change to the terms of or conditions of a share-based payment award. The amendments in this update provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. This guidance was effective January 1, 2018. The adoption of this amendment had no impact on the consolidated financial statements.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments. The new guidance is intended to address the diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows, such as debt prepayment or debt extinguishment costs, contingent consideration payments made after an acquisition, proceeds from the settlement of insurance claims, and other topics. This guidance was effective January 1, 2018. The adoption of this amendment had no impact on the consolidated financial statements.

In January 2016, the FASB issued ASU No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities. The new guidance modifies how entities measure equity investments and present changes in the fair value of financial liabilities. Under the new guidance, entities will have to measure equity investments that do not result in consolidation and are not accounted under the equity method at fair value and recognize any changes in fair value in net income unless certain conditions exist. This guidance was effective January 1, 2018. The adoption of this amendment had no impact on the consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), which supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, including most industry-specific requirements. ASU 2014-09 establishes a five-step revenue recognition process in which an entity will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which an entity expects to be entitled in exchange for those goods or services. The standard allows for either “full retrospective” adoption, meaning the standard is applied to all of the periods presented, or “modified retrospective” adoption, meaning the standard is applied only to the most current period presented in the financial statements. ASU 2014-09 also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenues and cash flows from contracts with customers. On August 12, 2015 the FASB approved a one year delay of the effective date to reporting periods beginning after December 15, 2017, while permitting companies to voluntarily adopt the new standard as of the original effective date. In December 2016, the FASB issued ASU No. 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers, which clarifies narrow aspects of ASC 606 or corrects unintended application of the guidance. The effective date and transition requirements for ASU 2016-20 are the same as the effective date and transition requirements for ASU 2014-09. Under the delayed effective date, this guidance was effective January 1, 2018. We adopted the new standard on January 1, 2018 on a modified retrospective basis. The adoption of this amendment had no impact on the consolidated financial statements. Refer to the Revenue Recognition section above and Note 11, Segment, Products, and Customers for additional information.

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

Note 3 – Inventories, net

Inventories consisted of the following:

	March 31, 2018	December 31, 2017
Ingredients	$1,604	$1,717
Packaging	2,351	2,453
Finished goods	3,560	3,527
Total inventories	$7,515	$7,697

Note 4 – Property, Plant and Equipment, net

Property, plant and equipment consisted of the following:

	March 31, 2018	December 31, 2017
Land	$1,747	$1,747
Buildings and improvements	17,323	17,260
Machinery and equipment	28,158	27,539
Vehicles	901	901
Office equipment	734	734
Construction in process	1,768	1,683
	50,631	49,864
Less accumulated depreciation	(25,804)	(25,219)
Total property, plant and equipment, net	$24,827	$24,645

Note 5 – Intangible Assets

Goodwill & indefinite-lived intangible assets consisted of the following:

	March 31, 2018	December 31, 2017
Goodwill	$10,368	$10,368
Brand names	3,700	3,700
Goodwill and indefinite-lived intangible assets	$14,068	$14,068

Other intangible assets, net consisted of the following:

	March 31, 2018	December 31, 2017
Recipes	$44	$44
Customer lists and other customer related intangibles	4,529	4,529
Customer relationship	985	985
Trade names	2,248	2,248
Formula	438	438
	8,244	8,244
Accumulated amortization	(7,432)	(7,269)
Other intangible assets, net	$812	$975

Note 6 – Accrued Expenses

Accrued expenses consisted of the following:

	March 31, 2018	December 31, 2017
Payroll and incentive compensation	$2,080	$2,208
Real estate taxes	271	371
Other	498	405
	$2,849	$2,984

Note 7 – Notes Payable

	March 31, 2018	December 31, 2017

Variable rate term loan due May 31, 2018. Principal and interest (4.15% at March 31, 2018) payable monthly with a balloon payment due at maturity.	$2,705	$2,832
Variable rate term loan due May 31, 2019. Principal and interest (4.16% at March 31, 2018) payable monthly with a balloon payment due at maturity.	3,364	3,447
Total notes payable	6,069	6,279
Less current portion	–	(3,166)
Total long-term portion	$6,069	$3,113

The variable rate term loans are subject to interest at the prime rate or at the LIBOR plus 2.5% and are collateralized by substantially all of Lifeway’s assets. In addition, under the terms of the related agreements, we are subject to minimum fixed charged ratio and tangible net worth thresholds, which among other things may limit our ability to pay dividends or repurchase shares of its common stock. Further, under the agreements Lifeway is required to deliver its annual and quarterly financial statements and related SEC filings within specified timeframes. Although we were not in compliance with the minimum fixed charge coverage ratio covenant at March 31, 2018, we have obtained a waiver of the minimum fixed charge coverage ratio through December 31, 2018. On May 7, 2018, we refinanced the two outstanding term loans and our $5 million revolving credit facility into a new, three-year, $10 million revolving line of credit. The notes payable are presented long-term as of March 31, 2018, as the new maturity date is May 7, 2021.

See Note 14 for discussion of this subsequent event.

Note 8 – Commitments and contingencies

Lease obligations

We lease three retail stores for our Lifeway Kefir Shop subsidiary, certain machinery and equipment, and office space under operating leases. Total lease expense was $180 and $157 for the three months ended March 31, 2018 and 2017, respectively.

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

Note 9 – Income taxes

For each interim period, Lifeway estimates the effective tax rate (“ETR”) expected to be applicable for the full year and applies that rate to income before provision for income taxes for the period. Additionally, we record discrete income tax items such as enacted tax rate changes and completed tax audits in the period in which they occur.

The effective tax rate for the three months ended March 31, 2018 was 35.1% compared to 39.2% for the three months ended March 31, 2017.

Note 10 – Stock-based and Other Compensation

Stock Options

In December 2015, Lifeway shareholders approved the 2015 Omnibus Incentive Plan, which authorized the issuance of an aggregate of 3.5 million shares to satisfy awards of stock options, stock appreciation rights, unrestricted stock, restricted stock, restricted stock units, performance shares and performance units. At March 31, 2018, 3.469 million shares remain available under the Omnibus Incentive Plan. We have not established a pace for the frequency of awards under the Omnibus Incentive Plan, and may choose to suspend the issuance of new awards in the future and may grant additional awards at any time including issuing special grants of restricted stock, restricted stock units, and stock options to attract and retain new and existing executives.

The following table summarizes stock option activity during the three months ended March 31, 2018:

	Options	Weighted average exercise price	Weighted average remaining contractual life	Aggregate intrinsic value

Outstanding at December 31, 2017	45	$10.45
Granted	–	$–
Exercised	–	$–
Forfeited	–	$–
Outstanding at March 31, 2018	45	$10.45	8.00	$–
Exercisable at March 31, 2018	33	$10.50	8.00	$–

For the three months ended March 31, 2018 and 2017 total pre-tax stock-based compensation expense recognized in the consolidated statements of operations was $4 and $15, respectively. For the three months ended March 31, 2018 and 2017 tax-related benefits of $2 and $6 were also recognized. As of March 31, 2018, the total remaining unearned compensation related to non-vested stock options was $15, which is expected to be amortized over the weighted-average remaining service period of 1.13 years.

Incentive Compensation

In January 2017, Lifeway established an incentive-based compensation program (the “2017 Plan”) for certain senior executives and key employees (the “participants”). The number of participants under the 2017 Plan was expanded from the 2016 Plan. Under the 2017 Plan, incentive compensation was based on (a) the achievement of certain sales and adjusted EBITDA performance levels versus respective targets in 2017, and (b) for certain senior executives, the achievement of individual performance objectives. Under the 2017 Plan, collectively the participants had the opportunity to earn cash and equity-based incentive compensation in amounts ranging from $0 to $11,025 depending on Lifeway’s performance levels compared to the respective targets and the senior executive’s performance compared to their individual objectives. The equity portion of the incentive compensation is payable in restricted stock that vests one-third in each of the three years from the 2017 grant dates. For the three months ended March 31, 2018, $286 was accrued under the 2017 Plan as stock-based compensation expense in the consolidated statements of operations. For the three months ended March 31, 2017, $818 was accrued under the 2017 Plan, of which $389 was recorded as cash bonus expense and $429 was recorded as stock-based compensation expense in the consolidated statements of operations. As of March 31, 2018, the total remaining unearned compensation related to the 2017 Plan was $787, of which $424 is expected to be recognized through the balance of fiscal year 2018 subject to vesting; and $309 and $54 is expected to be recognized in 2019 and 2020, respectively, subject to vesting.

In January 2018, Lifeway established an incentive-based compensation program (the “2018 Plan”) for certain senior executives and key employees (the “participants”). The number of participants under the 2018 Plan was expanded from the 2017 Plan. Under the 2018 Plan, incentive compensation is based on (a) the achievement of certain sales and adjusted EBITDA performance levels versus respective targets in 2018, and (b) for certain senior executives, the achievement of individual performance objectives. Under the 2018 Plan, collectively the participants have the opportunity to earn cash and equity-based incentive compensation in amounts ranging from $0 to $11,200 depending on Lifeway’s performance levels compared to the respective targets and the senior executive’s performance compared to their individual objectives. The equity portion of the incentive compensation is payable in restricted stock that vests one-third in each of the three years from the 2018 grant dates. For the three months ended March 31, 2018, $171 was accrued under the 2018 Plan, of which $76 was recorded as cash bonus expense and $95 was recorded as stock-based compensation expense in the consolidated statements of operations.

Retirement Benefits

Lifeway has a defined contribution plan which is available to substantially all full-time employees. Under the terms of the plan, we match employee contributions under a prescribed formula. For the three months ended March 31, 2018 and 2017 total contribution expense recognized in the consolidated statements of operations was $132 and $103, respectively.

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

We manufacture (directly or through co-packers) our products under our own brand, as well as under private labels on behalf of certain customers. Lifeway offers over 50 varieties of our kefir products including more than 20 flavors. In addition to our core drinkable kefir products, we offer Kefir Cups, a strained, cupped version of our kefir; and Organic Farmer Cheese Cups, a cupped version of our soft cheeses, both served in resealable 5 oz. containers with mini-spoons. We also offer Lifeway Elixir, a line of non-dairy, sparkling organic probiotic beverages, as well as probiotic supplements for adults and children. In late 2017, we also announced that we would begin offering Skyr, a strained cupped Icelandic yogurt, and Plantiful, a plant-based probiotic beverage made from organic and non-GMO pea protein with 10 vegan kefir cultures.

Our product categories are:

•	Drinkable Kefir, sold in a variety of organic and non-organic sizes, flavors, and types, including low fat, non-fat, whole milk, protein, BioKefir (a 3.5 oz. kefir with additional probiotic cultures), and Kefir with Oats.

•	European-style soft cheeses, including farmer cheese in resealable cups.

•	Cream and other, which consists primarily of cream, a byproduct of our fluid milk manufacturing process.

•	ProBugs, a line of kefir products in drinkable, frozen, and freeze dried formats, designed for children.

•	Other Dairy, which include Cupped Kefir and Icelandic Skyr, a line of strained kefir and yogurt products in resealable cups.

•	Frozen Kefir, available in both bars and pint-size containers.

Lifeway has determined that it has one reportable segment based on how our chief operating decision maker manages the business and in a manner consistent with the internal reporting provided to the chief operating decision maker. The chief operating decision maker, who is responsible for allocating resources and assessing Company performance, has been identified collectively as the Chief Financial Officer, the Chief Operating Officer, the Chief Executive Officer, and Chairperson of the board of directors. Substantially all of our consolidated revenues relate to the sale of cultured dairy products that we produce using the same processes and materials and are sold to consumers through a common network of distributors and retailers in the United States.

Net sales of products by category were as follows for the three months ended March 31:

	2018		2017
	$	%	$	%
Drinkable Kefir other than ProBugs	$21,663	76%	$25,051	78%
Cheese	2,934	10%	2,834	9%
Cream and other (a)	1,492	5%	1,724	5%
ProBugs Kefir	952	3%	1,479	5%
Other dairy	1,337	5%	593	2%
Frozen Kefir (b)	364	1%	436	1%
Net Sales	$28,742	100%	$32,117	100%

(a)	Includes cream byproducts and other non-dairy products for resale
(b)	Includes Lifeway Kefir Shop sales

Significant Customers – Sales are predominately to companies in the retail food industry, located within the United States. Two major customers accounted for approximately 22% and 23% of net sales for the three months ended March 31, 2018 and 2017, respectively.

Note 12 – Related party transactions

Lifeway obtains consulting services from the Chairperson of its board of directors. Fees earned by the Chairperson are included in general and administrative expenses in the accompanying consolidated statements of operations and were $250 during each of the three months ended March 31, 2018 and 2017.

Lifeway is also a party to a royalty agreement with the Chairperson of its board of directors under which we pay the Chairperson a royalty based on the sale of certain Lifeway products, not to exceed $50 in any fiscal month. Royalties earned by the Chairperson are included in selling expenses in the accompanying consolidated statements of operations and were $150 during each of the three months ended March 31, 2018 and 2017.

Note 13 – Subsequent Event

On May 7, 2018, Lifeway entered into an Amended and Restated Loan and Security Agreement (the “Revolving Credit Facility”) with its existing lender. The Revolving Credit Facility provides for a revolving line of credit up to a maximum of $10 million (the “Revolving Loan”) with an incremental facility not to exceed $5 million (the “Incremental Facility” and together with the Revolving Loan, the “Loans”). The proceeds of the Loans are to be used to pay off Lifeway’s existing debt with the lender under the Loan and Security Agreement, Revolving Note, and Term Note entered into on February 6, 2009, and for general working capital purposes. Upon closing, we retired all the then-outstanding term loans described in Note 7 above.

All outstanding amounts under the Loans bear interest, at Lifeway’s election, at either the lender Base Rate (the greater of either the Federal Funds Rate plus 0.5%, or the Prime Rate) or the LIBOR plus 2.50%, payable monthly in arrears. Lifeway is also required to pay a quarterly unused line fee and, in conjunction with the issuance of any letters of credit, a letter of credit fee.

The commitment under the Revolving Credit Facility expires three years after the Closing Date. The Loans and all other amounts due and owing under the Revolving Credit Facility and related documents are secured by substantially all of our assets.

Amounts available for borrowing under the Loans equal the lesser of (i) the Borrowing Base (as defined below), or (ii) $10 million (plus the amount of any Incremental Facility requested by Lifeway and approved by lender), in each case, as the same is reduced by the aggregate principal amount outstanding under the Loans. “Borrowing Base” under the Revolving Credit Facility means, generally, an amount equal to our cash and cash equivalents plus our eligible accounts receivable and eligible inventory, less certain reserves, divided by 1.5.

The Revolving Credit Facility contains customary representations, warranties, and covenants on the part of Lifeway, including financial covenants requiring us to achieve a minimum EBITDA threshold for each of the fiscal quarters through December 31, 2018; maintain (a) a fixed charge coverage ratio of no less than 1.25 to 1.0, and (b) a Senior Debt to EBITDA ratio of not more than 3.00 to 1.0 at December 31, 2018 and for each of the succeeding fiscal quarters ending through the expiration date. The Revolving Credit Facility also provides for events of default, including failure to repay principal and interest when due and failure to perform or violation of the provisions or covenants of the agreement, as a result of which amounts due under the Revolving Credit Facility may be accelerated.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) in this Form 10-Q is provided as a supplement to, and should be read in conjunction with, our audited consolidated financial statements, the accompanying notes, and the MD&A included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 (the “Form 10-K”). Unless otherwise specified, any description of “our”, “we”, and “us” in this MD&A refer to Lifeway Foods, Inc. and subsidiaries.

Cautionary Statement Regarding Forward-Looking Statements

In addition to historical information, this quarterly report contains “forward-looking” statements within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. These statements may be identified by the use of words such as "anticipate," "intend," "plan," "believe," "estimate," "expect," "future," "likely," "may," "should," "will," “realize,” “could,” and similar terms or terminology , or the negative of such terms or other comparable terminology. Examples of forward-looking statements include, among others, statements we make regarding

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

Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based only on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of our control. Our actual results and financial condition may differ materially from those indicated in the forward-looking statements. Therefore, you should not rely on any of these forward-looking statements. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include, among others, the following:

•	The impact of investigative and legal proceedings;
•	Developments and changes in laws and regulations, including regulation of the dairy or food industries through legislative action and revised rules and standards applied by the Food & Drug Administration (FDA);
•	Economic and financial conditions, including volatility in interest and exchange rates, commodity and equity prices, and the value of our assets;
•	Changes in the price of milk and other key materials and disruptions in supply chains for these materials;
•	Strategic actions, including acquisitions and dispositions and our success in launching new products;
•	The impact on our competitive position if we do not maintain compliance with our loan agreements and/or sufficient liquidity to fund our business operations;
•	Such other factors as discussed throughout Part I, Item 1 “Business”; Part I, Item 1A “Risk Factors”; and Part II, Item 7 “Management's Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2017 and that are described from time to time in our filings with the SEC.

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

Three Months Ended March 31, 2018 Compared to Three Months Ended March 31, 2017

Results of Operations

	March 31,		Change
	2018	2017	$	%
Net sales	$28,742	$32,117	$(3,375)	(10.5%	)

Cost of goods sold	$20,025	$23,074	$3,049
Depreciation expense	680	586	(94)
Total cost of goods sold	$20,705	$23,660	$2,955	12.5%

Gross profit	$8,037	$8,457	$(420)	(5.0%	)
Gross Profit % to net sales	28.0%	26.3%

Selling expenses	$4,018	$4,238	$220	5.2%
Selling expenses % to net sales	14.0%	13.2%

General & administrative expenses	$3,705	$3,785	$80	2.1%
General & administrative % to net sales	12.9%	11.8%

Amortization expense	$163	$168	$5	3.0%

Total operating expenses	$7,886	$8,191	$305	3.7%
Total operating expense % to net sales	27.4%	25.5%
Income from operations	$151	$266	$(115)	(43.2%	)
Income from operations % to net sales	0.5%	0.8%

Net Sales

Net sales decreased by $3,375 or 10.5% to $28,742. Volume / mix subtracted 13.5%, pricing subtracted 1.0%, and trade promotion and allowances added 4.0% to net sales. The 13.5% decline in volume / mix was driven by lower volumes of our branded and private label drinkable kefir partially offset by the incremental volume of new item introductions. The volume decline reflects lower consumption of our products that is consistent with the overall volume decline in dairy and cultured dairy product categories generally.

Pricing, which includes the impact of customers that pick up their own products to avail themselves of a lower unit price compared to customers who have Lifeway deliver products to them, was adversely impacted by a large customer that, during March of 2017, began picking up products rather than having them delivered. The favorable promotional activity reflects lower promotional events and the impact of a coupon program in the first quarter of 2017 that did not recur in the first quarter of 2018.

Gross Profit

Gross profit as a percentage of net sales increased to 28.0% during the three-month period ended March 31, 2018 from 26.3% during the same period in 2017. The higher gross profit percentage reflects lower trade promotion and allowances, lower input costs, and lower delivery costs partially offset by unfavorable sales mix and the adverse impact of operating leverage that arises from lower net sales relative to fixed costs. The unfavorable sales mix reflects declining volumes of our branded drinkable kefir that produce relatively higher gross margin rates and the introduction of new items that generally produce relatively lower gross margin rates. The lower freight costs were primarily driven by the large customer described above that elected pick up versus delivery, partially offset by higher freight rates.

Selling Expenses

Selling expenses decreased by $220 or 5.2% to $4,018 during the three-month period ended March 31, 2018 from $4,238 during the same period in 2017. The decreased selling expenses reflect lower advertising and marketing costs partially offset by higher salaries.

The decline in advertising and marketing costs during the period ended March 31, 2018 reflects coupon production costs that were incurred in the first quarter of 2017 that did not recur and a spot advertising program that ran in the first quarter of 2017 and did not recur. The higher salaries were driven by a headcount increase in our direct sales force that began directly servicing certain key customers in early 2017 that our brokers previously serviced, partially offset by lower incentive compensation. Selling expenses as a percentage of net sales were 14.0% during the three-month period ended March 31, 2018 compared to 13.2% for the same period in 2017.

General and administrative expenses

General and administrative expenses decreased $80 or 2.1% to $3,705 during the three-month period ended March 31, 2018 from $3,785 during the same period in 2017. The decrease is primarily a result of lower professional fees, partially offset by higher levels of compensation for an expanded group of senior managers.

Income from operations and net income

Lifeway reported income from operations of $151 during the three months ended March 31, 2018, compared to $266 during the same period in 2017. Provision for income taxes was $38 during the three months ended March 31, 2018, compared to a provision for income taxes of $80 during the same period in 2017. Our effective tax rate (ETR) for the three months ended March 31, 2018 was 35.1% compared to an ETR of 39.2% in the same period last year.

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

An estimated provisional impact of the remeasurement of deferred income taxes was recorded in the provision (benefit) for income taxes for the year ended December 31, 2017. However, our review of the implications of the Act will be ongoing throughout 2018 as additional clarification and guidance are provided on how the IRS and state authorities will implement tax reform. We will also watch for additional guidance from the SEC or the FASB related to tax reform. Effective January 1, 2018, we currently  estimate that the impact of the Act will lower our combined statutory federal income tax rate plus an estimate for state, local and foreign income taxes from approximately 39.5% to 35.1%. Among other effects, the Act’s lower federal statutory rate is partially offset by the adverse impact of the Act’s elimination of the domestic manufacturing deduction. In future periods, we expect the Act to favorably impact net earnings, diluted earnings per share, and cash flows, primarily due to the Act’s reduction of the federal corporate tax rate.

Income taxes are discussed in Note 9 in the Notes to the Consolidated Financial Statements.

We reported net income of $70 or $0.00 per basic and diluted common share for the three-month period ended March 31, 2018 compared to net income of $124 or $0.01 per basic and diluted common share in the same period in 2017.

Liquidity and Capital Resources

Sources and Uses of Cash

We expect foreseeable liquidity and capital resource requirements to be met through anticipated cash flows from operations; our revolving credit facility; and cash and cash equivalents. We believe that our sources of financing will be adequate to meet our future requirements.

Lifeway had a net decrease in cash and cash equivalents of $1,256 during the three-month period ended March 31, 2018 compared to a net increase in cash and cash equivalents of $996 in the same period in 2017. The drivers of the year over year change are as follows:

Net cash provided by operating activities was $853 during the three-month period ended March 31, 2018 compared to net cash provided by operating activities of $2,250 in the same period in 2017. The decline in cash provided by operating activities reflects relatively lower net income and the unfavorable timing of payments to suppliers and service providers, partially offset by improved receivable turnover.

Net cash used in investing activities was $847 during the three-month period ended March 31, 2018 compared to net cash used in investing activities of $1,044 in the same period in 2017. The lower level of net cash used in investing activities in the 2018 period reflects lower capital spending. Capital spending was $879 period ended March 31, 2018 compared to $1,078 in 2017. Beyond maintaining our production facilities, our capital spending has focused on supporting new product innovation; improving productivity within our production facilities; lowering our manufacturing input costs; improving product quality; and enhancing workplace safety.

Net cash used in financing activities was $1,262 during the three months ended March 31, 2018 compared to net cash used in financing activities of $210 in the same period in 2017. We repurchased approximately 131 shares of common stock at a cost of $1,052 during the three-month period ended March 31, 2018.

Share repurchase programs. On September 24, 2015, Lifeway’s Board of Directors authorized a stock repurchase program (the “2015 stock repurchase program”) under which we may, from time to time, repurchase shares of our common stock for an aggregate purchase price not to exceed the lesser of $3,500 or 250 shares. On November 1, 2017, the Board amended the 2015 stock repurchase program (the “2017 amendment”), by adding to (i.e., exclusive of the shares previously authorized under the 2015 stock repurchase program) the authorization the lesser of $5,185 or 625 shares. Under the amended authorization, share repurchases may be executed through various means, including without limitation in the open market or in privately negotiated transactions, in accordance with all applicable securities laws and regulations, including without limitation Rule 10b-18 of the Securities Exchange Act of 1934, as amended. The extent to which Lifeway repurchases its shares and the timing of such repurchases will depend upon a variety of factors, including market conditions, regulatory requirements and other corporate considerations. The repurchase program does not obligate us to purchase any shares, and the program may be terminated, suspended, increased, or decreased by our Board in its discretion at any time.

Revolving credit facility. On May 7, 2018 Lifeway entered into an Amended and Restated Loan and Security Agreement (the “Revolving Credit Facility”) with its existing lender. The Revolving Credit Facility provides for a revolving line of credit up to a maximum of $10 million (the “Revolving Loan”) with an incremental facility not to exceed $5 million (the “Incremental Facility” and together with the Revolving Loan, the “Loans”). The proceeds of the Loans are to be used to pay off our existing debt with the lender under the Loan and Security Agreement, Revolving Note, and Term Note entered into on February 6, 2009, and for general working capital purposes. Upon closing, Lifeway retired all the then-outstanding term loans described in Note 7 to the consolidated financial statements.

All outstanding amounts under the Loans bear interest, at Lifeway’s election, at either the lender Base Rate (the greater of either the Federal Funds Rate plus 0.5%, or the Prime Rate) or the LIBOR plus 2.50%, payable monthly in arrears. Lifeway is also required to pay a quarterly unused line fee and, in conjunction with the issuance of any letters of credit, a letter of credit fee.

The Revolving Credit Facility contains financial covenants requiring us to achieve a minimum EBITDA threshold for each of the fiscal quarters during the year ended December 31, 2018 and maintain (a) a fixed charge coverage ratio of no less than 1.25 to 1.0, and (b) a senior debt to EBTIDA ratio of not more than 3.0 to 1.0 at December 31, 2018 and for each of the succeeding fiscal quarters ending through the expiration date. We were in compliance with the applicable covenants as of March 31, 2018.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

There have been no material changes to our market risk during the first quarter of 2018. For information regarding our exposure to certain market risk, see Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk”, in the 2017 Form 10-K.

ITEM 4. CONTROLS AND PROCEDURES.

(a)	Evaluation of Disclosure Controls and Procedures

Our evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act was performed under the supervision and with the participation of our senior management, including our Chief Executive Officer and Chief Financial Officer. The purpose of disclosure controls and procedures is to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. Based upon our most recent controls evaluation, our CEO and CFO have concluded that our Disclosure Controls were effective as of March 31, 2018.

(b)	Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the first quarter of 2018 that were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

From time to time we are engaged in litigation matters arising in the ordinary course of business. While the results of litigation and claims cannot be predicted with certainty, Lifeway believes that no such matter is reasonably likely to have a material adverse effect on our financial position or results of operations.

ITEM 1A. RISK FACTORS.

There have been no material changes to the Risk Factors disclosed in Part I, Item 1A of the 2017 Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Issuer Purchases of Equity Securities

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURE.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

No.	Description	Form	Period Ending	Exhibit	Filing Date

10.1	Amended and Restated Loan and Security Agreement dated as of May 7, 2018 among Lifeway Foods, Inc., Fresh Made, Inc., The Lifeway Kefir Shop, LLC, Lifeway Wisconsin, Inc., and CIBC Bank USA, as Lender.	8-K		10.1	5/11/18

31.1	Rule 13a-14(a)/15d-14(a) Certification of Julie Smolyansky	Filed Herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification of John P. Waldron	Filed Herewith

32.1	Section 1350 Certification of Julie Smolyansky	Filed Herewith

32.2	Section 1350 Certification of John P. Waldron	Filed Herewith

99.1	Press release dated May 15, 2018 reporting Lifeway’s financial results for the three months ended March 31, 2018.	Furnished Herewith

101	Interactive Data Files	Filed Herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIFEWAY FOODS, INC.

Date: May 15, 2018	By:	/s/ Julie Smolyansky
Julie Smolyansky
Chief Executive Officer, President, and Director
(Principal Executive Officer)

Date: May 15, 2018	By:	/s/ John P. Waldron
John P. Waldron
Chief Financial Officer
(Principal Financial and Accounting Officer)

INDEX OF EXHIBITS

10.1	Amended and Restated Loan and Security Agreement dated as of May 7, 2018 among Lifeway Foods, Inc., Fresh Made, Inc., The Lifeway Kefir Shop, LLC, Lifeway Wisconsin, Inc., and CIBC Bank USA, as Lender.

31.1	Officer’s Certificate Pursuant to 15 U.S.C. 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Officer’s Certificate Pursuant to 15 U.S.C. 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1*	Press release dated May 15, 2018 reporting Lifeway’s financial results for the three months ended March 31, 2018.

101	Interactive Data Files.

* This exhibit is furnished and will not be deemed "filed.”

