Form 10-Q
period 2018-06-30
Lifeway Foods, Inc.
filed 2018-08-17
CIK 814586

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒       QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2018

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

As of August 5, 2018, 15,879,391 shares of the registrant’s common stock, no par value, were outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

LIFEWAY FOODS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

June 30, 2018 and December 31, 2017

(In thousands)

	June 30, 2018 (Unaudited)	December 31, 2017
Current assets
Cash and cash equivalents	$3,632	$4,978
Accounts receivable, net of allowance for doubtful accounts and discounts & allowances of $1,700 and $2,010 at June 30, 2018 and December 31, 2017 respectively	8,590	8,676
Inventories, net	7,183	7,697
Prepaid expenses and other current assets	1,599	983
Refundable income taxes	2,811	2,347
Total current assets	23,815	24,681

Property, plant and equipment, net	25,243	24,645

Intangible assets
Goodwill & indefinite-lived intangibles	14,068	14,068
Other intangible assets, net	648	975
Total intangible assets	14,716	15,043

Other assets	150	150
Total assets	$63,924	$64,519

Current liabilities
Current maturities of notes payable	$–	$3,166
Accounts payable	7,271	6,848
Accrued expenses	3,388	2,984
Accrued income taxes	82	203
Total current liabilities	10,741	13,201

Line of credit	5,984	–
Notes payable	–	3,113
Deferred income taxes, net	840	840
Other long-term liabilities	554	775
Total liabilities	18,119	17,929

Stockholders' equity
Preferred stock, no par value; 2,500 shares authorized; no shares issued or outstanding at June 30, 2018 and December 31, 2017, respectively	–	–
Common stock, no par value; 40,000 shares authorized; 17,274 shares issued; 15,879 and 16,008 outstanding at June 30, 2018 and December 31, 2017, respectively	6,509	6,509
Paid-in capital	2,184	2,244
Treasury stock, at cost	(12,777)	(11,812)
Retained earnings	49,889	49,649
Total stockholders' equity	45,805	46,590

Total liabilities and stockholders' equity	$63,924	$64,519

See accompanying notes to consolidated financial statements

LIFEWAY FOODS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

For the three months and six months ended June 30, 2018 and 2017

(Unaudited)

(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

Net sales	$27,096	$31,733	$55,838	$63,850

Cost of goods sold	19,495	21,857	39,520	44,931
Depreciation expense	725	597	1,405	1,183
Total cost of goods sold	20,220	22,454	40,925	46,114

Gross profit	6,876	9,279	14,913	17,736

Selling expenses	3,383	3,400	7,401	7,638
General and administrative	2,996	3,813	6,701	7,598
Amortization expense	164	168	327	336
Total operating expenses	6,543	7,381	14,429	15,572

Income from operations	333	1,898	484	2,164

Other income (expense):
Interest expense	(75)	(61)	(138)	(118)
Loss on sale of property and equipment	(1)	–	14	(5)
Other income, net	3	–	8	–
Total other income (expense)	(73)	(61)	(116)	(123)

Income before provision for income taxes	260	1,837	368	2,041

Provision for income taxes	90	801	128	881

Net income	$170	$1,036	$240	$1,160

Earnings per common share:
Basic	$0.01	$0.06	$0.02	$0.07
Diluted	$0.01	$0.06	$0.02	$0.07

Weighted average common shares:
Basic	15,879	16,154	15,893	16,154
Diluted	15,992	16,203	16,026	16,211

See accompanying notes to consolidated financial statements

LIFEWAY FOODS, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

For the Six Months Ended June 30, 2018 and 2017

(Unaudited)

(In thousands)

	Common Stock
	Issued		In treasury		Paid-In	Retained	Total
	Shares	$	Shares	$	Capital	Earnings	Equity

Balance, January 1, 2017	17,274	$6,509	(1,120)	$(10,340)	$2,198	$49,995	$48,362

Stock-based compensation	–	–	–	–	38	–	38

Net income	–	–	–	–	–	1,160	1,160

Balance, June 30, 2017	17,274	$6,509	(1,120)	$(10,340)	$2,236	$51,155	$49,560

Balance, January 1, 2018	17,274	$6,509	(1,266)	$(11,812)	$2,244	$49,649	$46,590

Issuance of common stock in connection with stock-based compensation	–	–	22	203	(71)	–	132

Treasury stock purchased	–	–	(151)	(1,168)	–	–	(1,168)

Stock-based compensation	–	–	–	–	11	–	11

Net income	–	–	–	–	–	240	240

Balance, June 30, 2018	17,274	$6,509	(1,395)	$(12,777)	$2,184	$49,889	$45,805

See accompanying notes to consolidated financial statements

LIFEWAY FOODS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

For the Six Months Ended June 30, 2018 and 2017

(Unaudited)

(In thousands)

	2018	2017
Cash flows from operating activities:
Net income	$240	$1,160
Adjustments to reconcile net income to operating cash flow:
Depreciation and amortization	1,732	1,519
Non-cash interest expense	3	–
Bad debt expense	20	–
Reserve for inventory obsolescence	271	131
Stock-based compensation	495	775
Deferred revenue	(48)	–
(Gain) loss on sale of property and equipment	(14)	5
(Increase) decrease in operating assets:
Accounts receivable	66	(793)
Inventories	243	(185)
Refundable income taxes	(463)	(33)
Prepaid expenses and other current assets	(584)	(500)
Increase (decrease) in operating liabilities:
Accounts payable	423	564
Accrued expenses	(153)	1,259
Accrued income taxes	(121)	(579)
Net cash provided by operating activities	2,109	3,323

Cash flows from investing activities:
Purchases of property and equipment	(2,024)	(2,400)
Proceeds from sale of property and equipment	35	34
Net cash used in investing activities	(1,989)	(2,366)

Cash flows from financing activities:
Borrowings under revolving credit facility	6,050	–
Payment of deferred financing costs	(69)	–
Purchase of treasury stock	(1,168)	–
Repayment of notes payable	(6,279)	(420)
Net cash used in financing activities	(1,466)	(420)

Net (decrease) increase in cash and cash equivalents	(1,346)	537

Cash and cash equivalents at the beginning of the period	4,978	8,812

Cash and cash equivalents at the end of the period	$3,632	$9,349

Supplemental cash flow information:
Cash paid for income taxes, net of refunds	$712	$1,493
Cash paid for interest	$108	$118

See accompanying notes to consolidated financial statements

LIFEWAY FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

June 30, 2018 and December 31, 2017

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

Revenue Recognition

We sell food and beverage products across select product categories to customers predominantly within the United States (see Note 11, Segments, Products and Customers). We also sell bulk cream, a byproduct of our fluid milk manufacturing process. We recognize revenue when control over the products transfers to our customers, which generally occurs upon delivery to our customers or their common carriers. We account for product shipping and handling as fulfillment activities with revenues for these activities recorded within net revenue and costs recorded within cost of goods sold. Any taxes collected on behalf of government authorities are excluded from net revenues.

Revenues are recorded net of discounts and allowances to our customers and consumers. Known or expected pricing or revenue adjustments, such as trade discounts, allowances for non-saleable products, product returns, and coupon redemption, are estimated at the time of sale. We base these estimates of expected amounts principally on historical utilization and redemption rates. Estimates that affect revenue, such as trade incentives and coupon redemptions, are monitored and adjusted each period until the incentives realized or the coupons expire.

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

Deferred Financing Costs

We record deferred financing costs incurred in conjunction with its debt obligations. These costs are capitalized and amortized over the lives of the associated debt to interest expense using the effective interest method. Debt issuance costs associated with term debt and lines of credit are recorded as a direct deduction from the face amount of the debt. Total deferred financing costs, net of accumulated amortization, at June 30, 2018 and December 31, 2017 were $66 and $0, respectively.

Advertising and promotional costs

Lifeway expenses advertising costs as incurred. For the six months ended June 30, 2018 and 2017 total advertising expenses were $2,585 and $2,811 respectively. For the three months ended June 30, 2018 and 2017 total advertising expenses were $1,196 and $1,043 respectively.

Recently Adopted Accounting Pronouncements

In June 2018, the FASB issued ASU 2018-07, Improvements to Nonemployee Share-Based Payment Accounting. The new guidance is intended to simplify aspects of accounting for share-based payments to nonemployees by aligning it with the accounting for share-based payments to employees, with certain exceptions. The new guidance is effective for financial statements issued for fiscal years beginning after December 15, 2018, and interim periods within those years. Early adoption is permitted, but no earlier than an entity’s adoptions of Topic 606. We adopted this new standard in June 2018. The adoption of this amendment had no impact on the consolidated financial statements.

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

Note 3 – Inventories, net

Inventories consisted of the following:

	June 30, 2018	December 31, 2017
Ingredients	$1,659	$1,717
Packaging	2,229	2,453
Finished goods	3,295	3,527
Total inventories	$7,183	$7,697

Note 4 – Property, Plant and Equipment, net

Property, plant and equipment consisted of the following:

	June 30, 2018	December 31, 2017
Land	$1,747	$1,747
Buildings and improvements	17,379	17,260
Machinery and equipment	29,774	27,539
Vehicles	901	901
Office equipment	879	734
Construction in process	1,089	1,683
	51,769	49,864
Less accumulated depreciation	(26,526)	(25,219)
Total property, plant and equipment, net	$25,243	$24,645

Note 5 – Intangible Assets

Goodwill & indefinite-lived intangible assets consisted of the following:

	June 30, 2018	December 31, 2017
Goodwill	$10,368	$10,368
Brand names	3,700	3,700
Goodwill and indefinite-lived intangible assets	$14,068	$14,068

Other intangible assets, net consisted of the following:

	June 30, 2018	December 31, 2017
Recipes	$44	$44
Customer lists and other customer related intangibles	4,529	4,529
Customer relationship	985	985
Trade names	2,248	2,248
Formula	438	438
	8,244	8,244
Accumulated amortization	(7,596)	(7,269)
Other intangible assets, net	$648	$975

Note 6 – Accrued Expenses

Accrued expenses consisted of the following:

	June 30, 2018	December 31, 2017
Payroll and incentive compensation	$2,474	$2,208
Real estate taxes	374	371
Other	540	405
	$3,388	$2,984

Note 7 – Debt

Notes Payable

	June 30, 2018	December 31, 2017

Variable rate term loan due May 31, 2018. Principal and interest payable monthly with a balloon payment due at maturity. Paid in full.	$–	$2,832
Variable rate term loan due May 31, 2019. Principal and interest payable monthly with a balloon payment due at maturity. Paid in full.	–	3,447
Total term loans	–	6,279
Less current portion	–	(3,166)
Total long-term portion	$–	$3,113

The variable rate term loans were subject to interest at the prime rate or at the LIBOR plus 2.5% and were collateralized by substantially all of Lifeway’s assets. The two term loans were refinanced and paid in full on May 7, 2018. See Line of Credit below.

Line of Credit

On May 7, 2018, Lifeway entered into an Amended and Restated Loan and Security Agreement (the “Revolving Credit Facility”) with its existing lender. The Revolving Credit Facility provides for a revolving line of credit up to a maximum of $10 million (the “Revolving Loan”) with an incremental facility not to exceed $5 million (the “Incremental Facility” and together with the Revolving Loan, the “Loans”). The proceeds of the Loans were used to pay off Lifeway’s existing debt with the lender under the Loan and Security Agreement, Revolving Note, and Term Note entered into on February 6, 2009, and for general working capital purposes. Upon closing, we retired all the then-outstanding term loans described above.

As of June 30, 2018, we have $5,984, net of $66 of unamortized deferred financing costs, outstanding under the New Revolving Credit Facility. We have approximately $3,950 available under the Borrowing Base for future borrowings as of June 30, 2018.

All outstanding amounts under the Loans bear interest, at Lifeway’s election, at either the lender Base Rate (the greater of either the Federal Funds Rate plus 0.5%, or the Prime Rate) or the LIBOR plus 2.50%, payable monthly in arrears. Lifeway is also required to pay a quarterly unused line fee and, in conjunction with the issuance of any letters of credit, a letter of credit fee. Lifeway’s average interest rate on debt outstanding under our Credit Agreement for the period May 7, 2018 through June 30, 2018 was 4.52% - 4.86%.

The commitment under the Revolving Credit Facility matures May 7, 2021. The new revolving line of credit is presented as a long-term debt obligation as of June 30, 2018. The Loans and all other amounts due and owed under the Revolving Credit Facility and related documents are secured by substantially all of our assets.

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

Note 8 – Commitments and contingencies

Lease obligations

We lease three retail stores for our Lifeway Kefir Shop subsidiary, certain machinery and equipment, and office space under operating leases. Total lease expense was $375 and $322 for the six months ended June 30, 2018 and 2017, respectively. Total lease expense was $195 and $165 for the three months ended June 30, 2018 and 2017, respectively.

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

The effective tax rate for the three months ended June 30, 2018 was 34.6% compared to 43.6% for the three months ended June 30, 2017. The effective tax rate for the six months ended June 30, 2018 was 34.8% compared to 43.1% for the six months ended June 30, 2017. On December 22, 2017, Congress enacted the Tax Cuts and Jobs Act of 2017. The Act contains several key tax provisions that affected us, including without limitation a reduction of the federal corporate income tax rate to 21% effective January 1, 2018, and the repeal of the domestic manufacturing deduction for 2018. In 2018, our effective income tax rate reflects the current federal statutory rate of 21%, while the rate for 2017 reflects the then-current federal statutory rate of 35%. The relative mix of pre-tax earnings (or losses), the underlying income tax rates applicable to various state and local taxing jurisdictions, and the impact of non-deductible items can also affect our periodic effective income tax rate.

Note 10 – Stock-based and Other Compensation

Stock Options

In December 2015, Lifeway shareholders approved the 2015 Omnibus Incentive Plan, which authorized the issuance of an aggregate of 3.5 million shares to satisfy awards of stock options, stock appreciation rights, unrestricted stock, restricted stock, restricted stock units, performance shares and performance units. At June 30, 2018, 3.469 million shares remain available under the Omnibus Incentive Plan. We have not established a pace for the frequency of awards under the Omnibus Incentive Plan, and may choose to suspend the issuance of new awards in the future and may grant additional awards at any time including issuing special grants of restricted stock, restricted stock units, and stock options to attract and retain new and existing executives.

The following table summarizes stock option activity during the six months ended June 30, 2018:

	Options	Weighted average exercise price	Weighted average remaining contractual life	Aggregate intrinsic value

Outstanding at December 31, 2017	45	$10.45
Granted	–	$–
Exercised	–	$–
Forfeited	(3)	$11.10
Outstanding at June 30, 2018	42	$10.40	7.70	$–
Exercisable at June 30, 2018	33	$10.50	7.70	$–

For the six months ended June 30, 2018 and 2017 total pre-tax stock-based compensation expense recognized in the consolidated statements of operations was $7 and $29, respectively. For the six months ended June 30, 2018 and 2017 tax-related benefits of $2 and $11 were also recognized. For the three months ended June 30, 2018 and 2017 total pre-tax stock-based compensation expense recognized in the consolidated statements of operations was $3 and $14, respectively. For the three months ended June 30, 2018 and 2017 tax-related benefits of $0 and $5 were also recognized. As of June 30, 2018, the total remaining unearned compensation related to non-vested stock options was $6, which is expected to be amortized over the weighted-average remaining service period of 0.82 years.

Restricted Stock Units

Lifeway granted 20 Restricted Stock Units (“RSUs”) to certain independent directors in June 2018. An RSU represents the right to receive one share of common stock in the future. RSUs have no exercise price.

The following table summarizes RSU activity during the six months ended June 30, 2018:

RSU’s

Outstanding at December 31, 2017	–
Granted	20
Shares issued upon vesting	–
Forfeited	–
Outstanding at June 30, 2018	20
Weighted average grant date fair value per share	$6.18

We expense RSU’s over the service period. For the six months ended June 30, 2018 and 2017 total pre-tax stock-based compensation expense recognized in the consolidated statements of operations was $4 and $9, respectively. For the six months ended June 30, 2018 and 2017 tax-related benefits of $1 and $4 were also recognized. For the three months ended June 30, 2018 and 2017 total pre-tax stock-based compensation expense recognized in the consolidated statements of operations was $3 and $4, respectively. For the three months ended June 30, 2018 and 2017 tax-related benefits of $1 and $2 were also recognized. As of June 30, 2018, the total remaining unearned compensation related to non-vested RSU’s was $118, which is expected to be amortized over the weighted-average remaining service period of 2.90 years.

Incentive Compensation

In January 2017, Lifeway established an incentive-based compensation program for fiscal year 2017 (the “2017 Plan”) for certain senior executives and key employees (the “participants”). We established a similar plan for participants for fiscal year 2018 (the “2018” Plan). Under both the 2017 Plan and the 2018 Plan, incentive compensation is based on (a) Lifeway’s achievement of certain sales and adjusted EBITDA performance levels versus respective targets established by the Board for each fiscal year, and (b) for certain senior executives other than our CEO and COO, the achievement of individual performance objectives.

Under the 2017 Plan, collectively the participants had the opportunity to earn cash and equity-based incentive compensation in amounts ranging from $0 to $11,025 depending on Lifeway’s performance levels compared to the respective targets and the senior executive’s performance compared to their individual objectives. The equity portion of the incentive compensation is payable in restricted stock that vests one-third in each of the three years from the 2017 grant dates. For the six months ended June 30, 2018, $412 was expensed under the 2017 Plan as stock-based compensation expense in the consolidated statements of operations. For the six months ended June 30, 2017, $1,985 was expensed under the 2017 Plan, of which $1,248 was recorded as cash bonus expense and $737 was recorded as stock-based compensation expense in the consolidated statements of operations. For the three months ended June 30, 2018, $126 was expensed under the 2017 Plan as stock-based compensation expense in the consolidated statements of operations. For the three months ended June 30, 2017, $1,167 was expensed under the 2017 Plan, of which $859 was recorded as cash bonus expense and $308 was recorded as stock-based compensation expense in the consolidated statements of operations. As of June 30, 2018, the total remaining unearned compensation related to the 2017 Plan was $633, of which $278 is expected to be recognized through the balance of fiscal year 2018 subject to vesting; and $303 and $52 is expected to be recognized in 2019 and 2020, respectively, subject to vesting.

Under the 2018 Plan, collectively the participants have the opportunity to earn cash and equity-based incentive compensation in amounts ranging from $0 to $11,200 depending on Lifeway’s performance levels compared to the respective targets and the senior executive’s performance compared to their individual objectives. The equity portion of the incentive compensation is payable in restricted stock that vests one-third in each of the three years from the 2018 grant dates. For the six months ended June 30, 2018, $146 was expensed under the 2018 Plan, of which $76 was recorded as cash bonus expense and $70 was recorded as stock-based compensation expense in the consolidated statements of operations. For the three months ended June 30, 2018, $(25) was expensed under the 2018 Plan as stock-based compensation expense in the consolidated statements of operations.

Retirement Benefits

Lifeway has a defined contribution plan which is available to substantially all full-time employees. Under the terms of the plan, we match employee contributions under a prescribed formula. For the six months ended June 30, 2018 and 2017 total contribution expense recognized in the consolidated statements of operations was $229 and $237, respectively. For the three months ended June 30, 2018 and 2017 total contribution expense recognized in the consolidated statements of operations was $97 and $134, respectively, due to timing of bonus payments.

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

Our product categories are:

•	Drinkable Kefir, sold in a variety of organic and non-organic sizes, flavors, and types, including low fat, non-fat, whole milk, protein, BioKefir (a 3.5 oz. kefir with additional probiotic cultures), and Kefir with Oats.

•	Cheese, which includes European-style soft cheeses, and farmer cheese in resealable cups.

•	Cream and other, consists primarily of cream, a byproduct of our fluid milk manufacturing process, and non-dairy products.

•	ProBugs, a line of kefir products in drinkable, frozen, and freeze dried formats, designed for children.

•	Cupped Kefir and Skyr, which include Cupped Kefir and Icelandic Skyr, a line of strained kefir and yogurt products in resealable cups.

•	Frozen Kefir, available in both bars and pint-size containers.

Lifeway has determined that it has one reportable segment based on how our chief operating decision maker manages the business and in a manner consistent with the internal reporting provided to the chief operating decision maker. The chief operating decision maker, who is responsible for allocating resources and assessing our performance, has been identified collectively as the Chief Financial Officer, the Chief Operating Officer, the Chief Executive Officer, and Chairperson of the board of directors. Substantially all of our consolidated revenues relate to the sale of cultured dairy products that we produce using the same processes and materials and are sold to consumers through a common network of distributors and retailers in the United States.

Net sales of products by category were as follows for the six months ended June 30:

	Six months ended June 30,
	2018	%	2017	%
Drinkable Kefir other than ProBugs	$42,378	76%	$49,405	77%
Cheese	5,787	10%	5,698	9%
Cream and other	2,698	5%	3,438	5%
Cupped Kefir and Skyr	2,455	4%	1,490	2%
ProBugs Kefir	1,695	3%	2,857	5%
Frozen Kefir (a)	825	2%	962	2%
Net Sales	$55,838	100%	$63,850	100%

(a)	Includes Lifeway Kefir Shop sales

Net sales of products by category were as follows for the three months ended June 30:

	Three months ended June 30,
	2018	%	2017	%
Drinkable Kefir other than ProBugs	$20,715	76%	$24,354	77%
Cheese	2,853	11%	2,864	9%
Cream and other	1,206	4%	1,714	5%
Cupped Kefir and Skyr	1,118	4%	897	3%
ProBugs Kefir	743	3%	1,378	4%
Frozen Kefir (a)	461	2%	526	2%
Net Sales	$27,096	100%	$31,733	100%

(a)	Includes Lifeway Kefir Shop sales

Significant Customers – Sales are predominately to companies in the retail food industry, located within the United States. Two major customers accounted for approximately 22% and 23% of net sales for the six months ended June 30, 2018 and 2017, respectively, and 23% and 22% of net sales for the three months ended June 30, 2018 and 2017, respectively.

Note 12 – Related party transactions

Lifeway obtains consulting services from the Chairperson of its board of directors. Fees earned by the Chairperson are included in general and administrative expenses in the accompanying consolidated statements of operations and were $500 during each of the six months ended June 30, 2018 and 2017. Fees earned by the Chairperson are included in general and administrative expenses in the accompanying consolidated statements of operations and were $250 during each of the three months ended June 30, 2018 and 2017.

Lifeway is also a party to a royalty agreement with the Chairperson of its board of directors under which we pay the Chairperson a royalty based on the sale of certain Lifeway products, not to exceed $50 in any fiscal month. Royalties earned by the Chairperson are included in selling expenses in the accompanying consolidated statements of operations and were $300 during the six months ended June 30, 2018 and 2017, and $150 during the three months ended June 30, 2018 and 2017.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) in this Form 10-Q is provided as a supplement to, and should be read in conjunction with, our audited consolidated financial statements, the accompanying notes, and the MD&A included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 (the “Form 10-K”). Unless otherwise specified, any description of “our”, “we”, and “us” in this MD&A refer to Lifeway Foods, Inc. and our subsidiaries.

Cautionary Statement Regarding Forward-Looking Statements

In addition to historical information, this quarterly report contains “forward-looking” statements within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. These statements may be identified by the use of words such as "anticipate," "believe," "could," "estimate," "expect," "from time to time," "future," "intend," "plan," "likely," "may," "ongoing," "realize," "should," "will," and similar terms or terminology, or the negative of such terms or other comparable terminology. Examples of forward-looking statements include, among others, statements we make regarding:

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

Three Months Ended June 30, 2018 Compared to Three Months Ended June 30, 2017

Results of Operations

(In thousands)

	June 30,		Favorable / (Unfavorable)
	2018	2017	$	%
Net sales	$27,096	$31,733	$(4,637)	(14.6%	)

Cost of goods sold	$19,495	$21,857	$2,362
Depreciation expense	725	597	(128)
Total cost of goods sold	$20,220	$22,454	$2,234	9.9%

Gross profit	$6,876	$9,279	$(2,403)	(25.9%	)
Gross Profit % to net sales	25.4%	29.2%

Selling expenses	$3,383	$3,400	$17	0.5%
Selling expenses % to net sales	12.5%	10.7%

General & administrative expenses	$2,996	$3,813	$817	21.4%
General & administrative % to net sales	11.1%	12.0%

Amortization expense	$164	$168	$4	2.4%

Total operating expenses	$6,543	$7,381	$838	11.4%
Total operating expense % to net sales	24.1%	23.3%
Income from operations	$333	$1,898	$(1,565)	(82.5%	)
Income from operations % to net sales	1.2%	6.0%

Net Sales

Net sales were $27,096 for the three-month period ended June 30, 2018, a decrease of $4,637 or 14.6%. The decline was primarily due to volume / mix of 16.1% and higher spend in trade promotion and allowances 0.7%, partially offset by pricing increase of 2.2%. The decline in volume / mix was primarily driven by volume softness in our branded and ProBugs drinkable kefir, partially offset by incremental volume of new item introductions. The volume decline reflects lower consumption of our products that is consistent with the overall volume decline in dairy and cultured dairy product categories.

Pricing includes the favorable impact of a price increase effective the second quarter of 2018. The increased promotional activity reflects a coupon program in the second quarter of 2018 that did not occur in the second quarter of 2017, partially offset by lower trade promotion.

Gross Profit

Gross profit as a percentage of net sales decreased to 25.4% during the three-month period ended June 30, 2018 from 29.2% during the same period in 2017. The lower gross profit percentage primarily reflects the coupon spend in the second quarter 2018 that did not occur in the second quarter 2017, partially offset by lower trade spend. Additionally, gross profit was adversely impacted by lower volumes relative to fixed costs.

Selling Expenses

Selling expenses decreased by $17 or 0.5% to $3,383 during the three-month period ended June 30, 2018. The decreased selling expenses reflect lower broker commissions, partially offset by higher advertising and marketing spending.  The increase in advertising and marketing spending reflects coupon production costs that were incurred in the second quarter of 2018 that did not occur in the second quarter 2017.

General and administrative expenses

General and administrative expenses decreased $817 or 21.4% to $2,996 during the three-month period ended June 30, 2018 from $3,813 during the same period in 2017. The decrease is primarily a result of lower incentive compensation.

Income from operations and net income

Lifeway reported income from operations of $333 during the three months ended June 30, 2018, compared to $1,898 during the same period in 2017. Provision for income taxes was $90 during the three months ended June 30, 2018, compared to a provision for income taxes of $801 during the same period in 2017. Our effective tax rate (ETR) for the three months ended June 30, 2018 was 34.6% compared to an ETR of 43.6% in the same period last year.

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

An estimated provisional impact of the remeasurement of deferred income taxes was recorded in the provision (benefit) for income taxes for the year ended December 31, 2017. However, our review of the implications of the Act will be ongoing throughout 2018 as additional clarification and guidance are provided on how the IRS and state authorities will implement tax reform. We will also watch for additional guidance from the SEC or the FASB related to tax reform. Effective January 1, 2018, we currently estimate that the impact of the Act will lower our combined statutory federal income tax rate plus an estimate for state, local and foreign income taxes from approximately 39.5% to 27.7%. Among other effects, the Act’s lower federal statutory rate is partially offset by the adverse impact of the Act’s elimination of the domestic manufacturing deduction. In future periods, we expect the Act to favorably impact net earnings, diluted earnings per share, and cash flows, primarily due to the Act’s reduction of the federal corporate tax rate.

Income taxes are discussed in Note 9 in the Notes to the Consolidated Financial Statements.

We reported net income of $170 or $0.01 per basic and diluted common share for the three-month period ended June 30, 2018 compared to net income of $1,036 or $0.06 per basic and diluted common share in the same period in 2017.

Comparison of the six-month period ended June 30, 2018 compared to the six-month period ended June 30, 2017

Results of Operations

(In thousands)

	June 30,		Favorable / (Unfavorable)
	2018	2017	$	%
Net sales	$55,838	$63,850	$(8,012)	(12.5%	)

Cost of goods sold	$39,520	$44,931	$5,411
Depreciation expense	1,405	1,183	(222)
Total cost of goods sold	$40,925	$46,114	$5,189	11.3%

Gross profit	$14,913	$17,736	$(2,823)	(15.9%	)
Gross Profit % to net sales	26.7%	27.8%

Selling expenses	$7,401	$7,638	$237	3.1%
Selling expenses % to net sales	13.3%	12.0%

General & administrative expenses	$6,701	$7,598	$897	11.8%
General & administrative % to net sales	12.0%	11.9%

Amortization expense	$327	$336	$9	2.7%

Total operating expenses	$14,429	$15,572	$1,143	7.3%
Total operating expense % to net sales	25.8%	24.4%
Income from operations	$484	$2,164	$(1,680)	(77.6%	)
Income from operations % to net sales	0.9%	3.4%

Net Sales

Net sales were $55,838 for the six-month period ended June 30, 2018, a decrease of $8,012 or 12.5%. The decline was primarily due to volume / mix of 14.8%, partially offset by lower spend in trade promotion and allowances of 1.7%, and pricing increase of 0.6%. The decline in volume / mix was primarily driven by volume softness in our branded and ProBugs drinkable kefir, partially offset by the incremental volume of new item introductions. The volume decline reflects lower consumption of our products that is consistent with the overall volume decline in dairy and cultured dairy product categories.

Pricing primarily includes the favorable impact of a second quarter 2018 price increase to recover higher input costs. This increase was partially offset by the lapping of a price reduction driven by the shift in delivery method for select customers in the first quarter 2017. The favorable promotional activity reflects lower trade spending, partially offset by the increased redemptions on our 2018 coupon program.

Gross Profit

Gross profit as a percentage of net sales decreased to 26.7% during the six-month period ended June 30, 2018 from 27.8% during the same period in 2017. The lower gross profit percentage primarily reflects category sales softness, product mix, and incremental coupon activity. This was partially offset by lower trade spend and lower freight expense (shift in delivery method for select customers). Additionally, gross profit was adversely impacted by lower volumes relative to fixed costs.

Selling Expenses

Selling expenses decreased by $237 or 3.1% to $7,401 during the six-month period ended June 30, 2018 from $7,638 during the same period in 2017. The decreased selling expenses primarily reflect lower advertising spend related to an advertising campaign that aired in the first quarter 2017 and did not occur in 2018, and lower broker commissions.

General and administrative expenses

General and administrative expenses decreased $897 or 11.8% to $6,701 during the six-month period ended June 30, 2018 from $7,598 during the same period in 2017. The decrease is primarily a result of lower incentive compensation.

Income from operations and net income

Lifeway reported income from operations of $484 during the six-months ended June 30, 2018, compared to $2,164 during the same period in 2017. Provision for income taxes was $128 during the six-months ended June 30, 2018, compared to a provision for income taxes of $881 during the same period in 2017. Our effective tax rate (ETR) for the six-months ended June 30, 2018 was 34.8% compared to an ETR of 43.1% in the same period last year.

On December 22, 2017, the Tax Cuts and Jobs Act was signed into law. The Act significantly changed U.S. income tax law by, among other things, reducing the U.S. federal income tax rate from 35% to 21%, transitioning from a global tax system to a modified territorial tax system, eliminating the domestic manufacturing deduction, reduction in the dividend received deduction, and limiting the tax deductions for interest expense and executive compensation.

An estimated provisional impact of the remeasurement of deferred income taxes was recorded in the provision (benefit) for income taxes for the year ended December 31, 2017. However, our review of the implications of the Act will be ongoing throughout 2018 as additional clarification and guidance are provided on how the IRS and state authorities will implement tax reform. We will also watch for additional guidance from the SEC or the FASB related to tax reform. Effective January 1, 2018, we currently estimate that the impact of the Act will lower our combined statutory federal income tax rate plus an estimate for state, local and foreign income taxes from approximately 39.5% to 27.7%. Among other effects, the Act’s lower federal statutory rate is partially offset by the adverse impact of the Act’s elimination of the domestic manufacturing deduction. In future periods, we expect the Act to favorably impact net earnings, diluted earnings per share, and cash flows, primarily due to the Act’s reduction of the federal corporate tax rate.

Income taxes are discussed in Note 9 in the Notes to the Consolidated Financial Statements.

We reported net income of $240 or $0.02 per basic and diluted common share for the six-month period ended June 30, 2018 compared to net income of $1,160 or $0.07 per basic and diluted common share in the same period in 2017.

Liquidity and Capital Resources

We expect to meet our foreseeable liquidity and capital resource requirements through anticipated cash flows from operations; our revolving credit facility; and cash and cash equivalents. The success of our business and financing strategies will continue to provide us with the financial flexibility to take advantage of various opportunities as they arise.

Sources and Uses of Cash

Lifeway had a net decrease in cash and cash equivalents of $1,346 during the six-month period ended June 30, 2018 compared to a net increase in cash and cash equivalents of $537 in the same period in 2017. The drivers of the year over year change are as follows:

Net cash provided by operating activities was $2,109 during the six-month period ended June 30, 2018 compared to net cash provided by operating activities of $3,323 in the same period in 2017. The decline in cash provided by operating activities reflects lower net income and timing of accrued expenses, partially offset by inventory reduction.

Net cash used in investing activities was $1,989 during the six-month period ended June 30, 2018 compared to net cash used in investing activities of $2,366 in the same period in 2017. The lower level of net cash used in investing activities in the 2018 period reflects lower capital spending. Capital spending was $2,024 during the period ended June 30, 2018 compared to $2,400 in 2017. Our capital spending is focused in three core areas, growth, cost reduction, and facility improvements. Growth capital spending supports new product innovation and enhancements. Cost reduction spending supports manufacturing efficiency, safety and productivity.

Net cash used in financing activities was $1,466 during the six months ended June 30, 2018 compared to net cash used in financing activities of $420 in the same period in 2017. On November 1, 2017, Lifeway’s Board approved an increase in the aggregate amount under our previously announced 2015 stock repurchase program (the “2017 Repurchase Plan Amendment”), by adding to (i.e., exclusive of the shares previously authorized under the 2015 stock repurchase program) the authorization the lesser of $5,185 or 625 shares. We repurchased approximately 150 shares of common stock at a cost of $1,168 during the six-month period ended June 30, 2018 under the 2017 Repurchase Plan Amendment. We may execute transactions from time to time in the open market or by private negotiation, in accordance with all applicable securities laws and regulations. We intend to hold repurchased shares in treasury for general corporate purposes, including issuances under our 2015 Omnibus Incentive Plan. Treasury shares are accounted for using the cost method.

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

The Revolving Credit Facility contains financial covenants requiring us to achieve a minimum EBITDA threshold for each of the fiscal quarters during the year ended December 31, 2018 and maintain (a) a fixed charge coverage ratio of no less than 1.25 to 1.0, and (b) a senior debt to EBTIDA ratio of not more than 3.0 to 1.0 at December 31, 2018 and for each of the succeeding fiscal quarters ending through the expiration date. We were in compliance with the applicable covenants as of June 30, 2018.

We used the revolving credit facility to retire all the then-outstanding term loans described in Note 7 to the consolidated financial statements. The revolving credit facility provides us advantages over our prior debt facilities, including that it does not require scheduled principal payments, gives us access to unused credit capacity, and does not require costly annual amendments or extensions. Additionally, we have no debt maturities until May 2021.

We have been able to deploy capital resources to take advantage of targeted growth opportunities, including the development of our cupped kefir and cheese products, and to improve our manufacturing platform’s capacity and capabilities. We believe we have ample access to additional capital, as evidenced by our revolving credit facility transaction in May 2018, and we may issue debt or equity securities from time to time when we determine that market conditions and the opportunity to utilize the proceeds from the issuance of such securities are favorable. Such opportunities could include refinancing existing indebtedness, funding capital expenditures, extending our debt maturities in a favorable interest rate environment, or taking advantage of acquisition opportunities that generate favorable returns.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

There have been no material changes to our market risk during the second quarter of 2018. For information regarding our exposure to certain market risk, see Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk”, in the 2017 Form 10-K.

ITEM 4. CONTROLS AND PROCEDURES.

(a)	Evaluation of Disclosure Controls and Procedures

Our evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act was performed under the supervision and with the participation of our senior management, including our Chief Executive Officer and Chief Financial Officer. The purpose of disclosure controls and procedures is to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. Based upon our most recent controls evaluation, our CEO and CFO have concluded that our Disclosure Controls were effective as of June 30, 2018.

(b)	Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the second quarter of 2018 that were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Issuer Purchases of Equity Securities

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURE.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

No.	Description	Form	Period Ending	Exhibit	Filing Date

10.1	Amended and Restated Loan and Security Agreement dated as of May 7, 2018 among Lifeway Foods, Inc., Fresh Made, Inc., The Lifeway Kefir Shop, LLC, Lifeway Wisconsin, Inc., and CIBC Bank USA, as Lender.	8-K		10.1	5/11/18

31.1	Rule 13a-14(a)/15d-14(a) Certification of Julie Smolyansky	Filed Herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification of Neha Clark	Filed Herewith

32.1	Section 1350 Certification of Julie Smolyansky	Filed Herewith

32.2	Section 1350 Certification of Neha Clark	Filed Herewith

99.1	Press release dated August 16, 2018 reporting Lifeway’s financial results for the six months ended June 30, 2018.	Furnished Herewith

101	Interactive Data Files	Filed Herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIFEWAY FOODS, INC.

Date: August 16, 2018	By:	/s/ Julie Smolyansky
Julie Smolyansky
Chief Executive Officer, President, and Director
(Principal Executive Officer)

Date: August 16, 2018	By:	/s/ Neha Clark
Neha Clark
Chief Financial Officer
(Principal Financial Officer)

INDEX OF EXHIBITS

10.1	Amended and Restated Loan and Security Agreement dated as of May 7, 2018 among Lifeway Foods, Inc., Fresh Made, Inc., The Lifeway Kefir Shop, LLC, Lifeway Wisconsin, Inc., and CIBC Bank USA, as Lender.

31.1	Officer’s Certificate Pursuant to 15 U.S.C. 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Officer’s Certificate Pursuant to 15 U.S.C. 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1*	Press release dated August 16, 2018 reporting Lifeway’s financial results for the six months ended June 30, 2018.

101	Interactive Data Files.

* This exhibit is furnished and will not be deemed "filed.”

