Form 10-Q
period 2018-09-30
Lifeway Foods, Inc.
filed 2018-11-14
CIK 814586

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒       QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data file required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one)

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

As of November 5, 2018, 15,837,695 shares of the registrant’s common stock, no par value, were outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

LIFEWAY FOODS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

September 30, 2018 and December 31, 2017

(In thousands)

	September 30, 2018 (Unaudited)	December 31, 2017
Current assets
Cash and cash equivalents	$2,726	$4,978
Investments, at fair value	500	–
Accounts receivable, net of allowance for doubtful accounts and discounts & allowances of $1,550 and $2,010 at September 30, 2018 and December 31, 2017 respectively	8,073	8,676
Inventories, net	6,837	7,697
Prepaid expenses and other current assets	1,298	983
Refundable income taxes	2,959	2,347
Total current assets	22,393	24,681

Property, plant and equipment, net	25,035	24,645

Intangible assets
Goodwill & indefinite-lived intangibles	14,068	14,068
Other intangible assets, net	485	975
Total intangible assets	14,553	15,043

Other assets	150	150
Total assets	$62,131	$64,519

Current liabilities
Current maturities of notes payable	$–	$3,166
Accounts payable	6,263	6,848
Accrued expenses	3,118	2,984
Accrued income taxes	82	203
Total current liabilities	9,463	13,201

Line of credit	5,990	–
Notes payable	–	3,113
Deferred income taxes, net	840	840
Other long-term liabilities	661	775
Total liabilities	16,954	17,929

Stockholders' equity
Preferred stock, no par value; 2,500 shares authorized; no shares issued or outstanding at September 30, 2018 and December 31, 2017, respectively	–	–
Common stock, no par value; 40,000 shares authorized; 17,274 shares issued; 15,838 and 16,008 outstanding at September 30, 2018 and December 31, 2017, respectively	6,509	6,509
Paid-in capital	2,211	2,244
Treasury stock, at cost	(12,918)	(11,812)
Retained earnings	49,375	49,649
Total stockholders' equity	45,177	46,590

Total liabilities and stockholders' equity	$62,131	$64,519

See accompanying notes to consolidated financial statements

LIFEWAY FOODS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

For the three months and nine months ended September 30, 2018 and 2017

(Unaudited)

(In thousands, except per share data)

	Three Months Ended September 30,		Nine months Ended September 30,
	2018	2017	2018	2017

Net sales	$24,480	$28,786	$80,318	$92,636

Cost of goods sold	17,892	20,331	57,412	65,262
Depreciation expense	738	618	2,143	1,801
Total cost of goods sold	18,630	20,949	59,555	67,063

Gross profit	5,850	7,837	20,763	25,573

Selling expenses	3,136	4,010	10,537	11,648
General and administrative	3,150	3,145	9,851	10,743
Amortization expense	163	168	490	504
Total operating expenses	6,449	7,323	20,878	22,895

(Loss) income from operations	(599)	514	(115)	2,678

Other income (expense):
Interest expense	(82)	(62)	(220)	(180)
Gain (loss) on sale of property and equipment	28	(34)	42	(39)
Other income, net	3	–	11	–
Total other income (expense)	(51)	(96)	(167)	(219)

(Loss) income before provision for income taxes	(650)	418	(282)	2,459

(Benefit) provision for income taxes	(136)	175	(8)	1,056

Net (loss) income	$(514)	$243	$(274)	$1,403

(Loss) earnings per common share:
Basic	$(0.03)	$0.02	$(0.02)	$0.09
Diluted	$(0.03)	$0.02	$(0.02)	$0.09

Weighted average common shares:
Basic	15,872	16,093	15,886	16,123
Diluted	16,256	16,168	16,354	16,218

See accompanying notes to consolidated financial statements

LIFEWAY FOODS, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

For the Nine months Ended September 30, 2018 and 2017

(Unaudited)

(In thousands)

	Common Stock
	Issued		In treasury		Paid-In	Retained	Total
	Shares	$	Shares	$	Capital	Earnings	Equity

Balance, January 1, 2017	17,274	$6,509	(1,120)	$(10,340)	$2,198	$49,995	$48,362

Treasury stock purchased	–	–	(117)	(1,187)	–	–	(1,187)

Stock-based compensation	–	–	–	–	49	–	49

Net income	–	–	–	–	–	1,403	1,403

Balance, September 30, 2017	17,274	$6,509	(1,237)	$(11,527)	$2,247	$51,398	$48,627

Balance, January 1, 2018	17,274	$6,509	(1,266)	$(11,812)	$2,244	$49,649	$46,590

Issuance of common stock in connection with stock-based compensation	–	–	22	203	(71)	–	132

Treasury stock purchased	–	–	(192)	(1,309)	–	–	(1,309)

Stock-based compensation	–	–	–	–	38	–	38

Net loss	–	–	–	–	–	(274)	(274)

Balance, September 30, 2018	17,274	$6,509	(1,436)	$(12,918)	$2,211	$49,375	$45,177

See accompanying notes to consolidated financial statements

LIFEWAY FOODS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

For the Nine months Ended September 30, 2018 and 2017

(Unaudited)

(In thousands)

	2018	2017
Cash flows from operating activities:
Net (loss) income	$(274)	$1,403
Adjustments to reconcile net income to operating cash flow:
Depreciation and amortization	2,633	2,305
Non-cash interest expense	9	–
Bad debt expense	50	–
Reserve for inventory obsolescence	580	320
Stock-based compensation	827	901
Deferred revenue	(72)	–
(Gain) loss on sale of property and equipment	(42)	39
(Increase) decrease in operating assets:
Accounts receivable	553	(814)
Inventories	280	(328)
Refundable income taxes	(612)	(462)
Prepaid expenses and other current assets	(291)	(231)
Increase (decrease) in operating liabilities:
Accounts payable	(586)	1,384
Accrued expenses	(588)	252
Accrued income taxes	(121)	(580)
Net cash provided by operating activities	2,346	4,189

Cash flows from investing activities:
Purchases of investments	(500)	(25)
Purchases of property and equipment	(2,581)	(3,932)
Proceeds from sale of property and equipment	90	37
Net cash used in investing activities	(2,991)	(3,920)

Cash flows from financing activities:
Borrowings under revolving credit facility	6,050	–
Payment of deferred financing costs	(69)	–
Purchase of treasury stock	(1,309)	(1,187)
Repayment of notes payable	(6,279)	(630)
Net cash used in financing activities	(1,607)	(1,817)

Net decrease in cash and cash equivalents	(2,252)	(1,548)

Cash and cash equivalents at the beginning of the period	4,978	8,812

Cash and cash equivalents at the end of the period	$2,726	$7,264

Supplemental cash flow information:
Cash paid for income taxes, net of refunds	$724	$2,098
Cash paid for interest	$189	$180

See accompanying notes to consolidated financial statements

LIFEWAY FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2018 and December 31, 2017

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

Deferred Financing Costs

We record deferred financing costs incurred in conjunction with its debt obligations. These costs are capitalized and amortized over the lives of the associated debt to interest expense using the effective interest method. Debt issuance costs associated with term debt and lines of credit are recorded as a direct deduction from the face amount of the debt. Total deferred financing costs, net of $9 and $0 of accumulated amortization, at September 30, 2018 and December 31, 2017 were $60 and $0, respectively.

Investments

All investment securities are classified as available-for-sale and are carried at fair value. The Company holds a Level 1 fair value investment in a short-term fixed income fund at September 30, 2018.

Advertising and promotional costs

Lifeway expenses advertising costs as incurred. For the nine months ended September 30, 2018 and 2017 total advertising expenses were $3,557 and $4,703 respectively. For the three months ended September 30, 2018 and 2017 total advertising expenses were $972 and $1,892 respectively.

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

Note 3 – Inventories, net

Inventories consisted of the following:

	September 30, 2018	December 31, 2017
Ingredients	$1,970	$1,717
Packaging	2,064	2,453
Finished goods	2,803	3,527
Total inventories	$6,837	$7,697

Note 4 – Property, Plant and Equipment, net

Property, plant and equipment consisted of the following:

	September 30, 2018	December 31, 2017
Land	$1,747	$1,747
Buildings and improvements	17,446	17,260
Machinery and equipment	30,598	27,539
Vehicles	901	901
Office equipment	879	734
Construction in process	693	1,683
	52,264	49,864
Less accumulated depreciation	(27,229)	(25,219)
Total property, plant and equipment, net	$25,035	$24,645

Note 5 – Intangible Assets

Goodwill & indefinite-lived intangible assets consisted of the following:

	September 30, 2018	December 31, 2017
Goodwill	$10,368	$10,368
Brand names	3,700	3,700
Goodwill and indefinite-lived intangible assets	$14,068	$14,068

Other intangible assets, net consisted of the following:

	September 30, 2018	December 31, 2017
Recipes	$44	$44
Customer lists and other customer related intangibles	4,529	4,529
Customer relationship	985	985
Trade names	2,248	2,248
Formula	438	438
	8,244	8,244
Accumulated amortization	(7,759)	(7,269)
Other intangible assets, net	$485	$975

Note 6 – Accrued Expenses

Accrued expenses consisted of the following:

	September 30, 2018	December 31, 2017
Payroll and incentive compensation	$2,271	$2,208
Real estate taxes	401	371
Other	446	405
	$3,118	$2,984

Note 7 – Debt

Notes Payable

	September 30, 2018	December 31, 2017

Variable rate term loan due May 31, 2018. Principal and interest payable monthly with a balloon payment due at maturity. Paid in full.	$–	$2,832
Variable rate term loan due May 31, 2019. Principal and interest payable monthly with a balloon payment due at maturity. Paid in full.	–	3,447
Total term loans	–	6,279
Less current portion	–	(3,166)
Total long-term portion	$–	$3,113

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

As of September 30, 2018, we have $5,990, net of $60 of unamortized deferred financing costs, outstanding under the New Revolving Credit Facility. We have approximately $3,950 available under the Borrowing Base for future borrowings as of September 30, 2018.

All outstanding amounts under the Loans bear interest, at Lifeway’s election, at either the lender Base Rate (the greater of either the Federal Funds Rate plus 0.5%, or the Prime Rate) or the LIBOR plus 2.50%, payable monthly in arrears. Lifeway is also required to pay a quarterly unused line fee and, in conjunction with the issuance of any letters of credit, a letter of credit fee. Lifeway’s interest rate on debt outstanding under our Credit Agreement for the period May 7, 2018 through September 30, 2018 ranged from 4.52% - 4.86%.

The commitment under the Revolving Credit Facility matures May 7, 2021. The new revolving line of credit is presented as a long-term debt obligation as of September 30, 2018. The Loans and all other amounts due and owed under the Revolving Credit Facility and related documents are secured by substantially all of our assets.

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

Note 8 – Commitments and contingencies

Lease obligations

We lease corporate office space, three retail stores for our Lifeway Kefir Shop subsidiary, and certain machinery and equipment, under operating leases. Total lease expense was $555 and $497 for the nine months ended September 30, 2018 and 2017, respectively. Total lease expense was $180 and $175 for the three months ended September 30, 2018 and 2017, respectively.

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

In a letter dated May 19, 2016, Lifeway received a request to voluntarily produce documents in connection with a confidential, informal inquiry by the Division of Enforcement of the SEC concerning Lifeway’s internal controls, disclosure controls procedures, and internal control over financial reporting for fiscal years 2013 through the date of the letter. Following the SEC’s issuance of a Wells Notice and discussions with the SEC staff about the SEC’s alleged claims, we reached an agreement in principle to resolve the inquiry on November 9, 2018. Under the terms of the proposed settlement, Lifeway would pay one hundred thousand dollars in a civil penalty and agree to cease and desist from committing or causing any violations and any future violations of Sections 13(a), 13(b)(2)(A) and 13(b)(2)(B) of the Exchange Act and Rules 13a-1, 13a-13, and 13a-15, thereunder. Lifeway will enter into the offer of settlement without admitting or denying the allegations therein and the settlement will resolve all allegations by the SEC against us. In accordance with U.S. GAAP, we made a corresponding accrual in our financial statements. The settlement remains subject to final approval by the SEC.

Note 9 – Income taxes

For each interim period, Lifeway estimates the effective tax rate (“ETR”) expected to be applicable for the full year and applies that rate to income before provision for income taxes for the period. Additionally, we record discrete income tax items such as enacted tax rate changes and completed tax audits in the period in which they occur.

The effective tax rate for the three months ended September 30, 2018 was 20.9% compared to 41.9% for the three months ended September 30, 2017. The effective tax rate for the nine months ended September 30, 2018 was 3.0% compared to 42.9% for the nine months ended September 30, 2017. On December 22, 2017, Congress enacted the Tax Cuts and Jobs Act of 2017. The Act contains several key tax provisions that affected us, including without limitation a reduction of the federal corporate income tax rate to 21% effective January 1, 2018, and the repeal of the domestic manufacturing deduction for 2018. In 2018, our effective income tax rate reflects the current federal statutory rate of 21%, while the rate for 2017 reflects the then-current federal statutory rate of 35%. The relative mix of pre-tax earnings (or losses), the underlying income tax rates applicable to various state and local taxing jurisdictions, and the impact of non-deductible items can also affect our periodic effective income tax rate.

Note 10 – Stock-based and Other Compensation

Stock Options

In December 2015, Lifeway shareholders approved the 2015 Omnibus Incentive Plan, which authorized the issuance of an aggregate of 3.5 million shares to satisfy awards of stock options, stock appreciation rights, unrestricted stock, restricted stock, restricted stock units, performance shares and performance units. At September 30, 2018, 3.469 million shares remain available under the Omnibus Incentive Plan. We have not established a pace for the frequency of awards under the Omnibus Incentive Plan, and may choose to suspend the issuance of new awards in the future and may grant additional awards at any time including issuing special grants of restricted stock, restricted stock units, and stock options to attract and retain new and existing executives.

The following table summarizes stock option activity during the nine months ended September 30, 2018:

	Options	Weighted average exercise price	Weighted average remaining contractual life	Aggregate intrinsic value

Outstanding at December 31, 2017	45	$10.45
Granted	–	$–
Exercised	–	$–
Forfeited	(3)	$11.10
Outstanding at September 30, 2018	42	$10.40	7.50	$–
Exercisable at September 30, 2018	36	$10.42	7.50	$–

For the nine months ended September 30, 2018 and 2017 total pre-tax stock-based compensation expense recognized in the consolidated statements of operations was $9 and $35, respectively. For the nine months ended September 30, 2018 and 2017 tax-related benefits of $2 and $14 were also recognized. For the three months ended September 30, 2018 and 2017 total pre-tax stock-based compensation expense recognized in the consolidated statements of operations was $2 and $6, respectively. For the three months ended September 30, 2018 and 2017 tax-related benefits of $0 and $3 were also recognized. As of September 30, 2018, the total remaining unearned compensation related to non-vested stock options was $4, which is expected to be amortized over the weighted-average remaining service period of 0.73 years.

Restricted Stock Units

Lifeway granted 20 Restricted Stock Units (“RSUs”) to certain independent directors in June 2018 and 6 RSU’s to employees during the quarter ended September 30, 2018. An RSU represents the right to receive one share of common stock in the future. RSUs have no exercise price.

The following table summarizes RSU activity during the nine months ended September 30, 2018:

RSU’s

Outstanding at December 31, 2017	–
Granted	26
Shares issued upon vesting	–
Forfeited	–
Outstanding at September 30, 2018	26
Weighted average grant date fair value per share outstanding	$5.63

We expense RSU’s over the service period. For the nine months ended September 30, 2018 and 2017 total pre-tax stock-based compensation expense recognized in the consolidated statements of operations was $29 and $14, respectively. For the nine months ended September 30, 2018 and 2017 tax-related benefits of $8 and $6 were also recognized. For the three months ended September 30, 2018 and 2017 total pre-tax stock-based compensation expense recognized in the consolidated statements of operations was $25 and $5, respectively. For the three months ended September 30, 2018 and 2017 tax-related benefits of $7 and $2 were also recognized. As of September 30, 2018, the total remaining unearned compensation related to non-vested RSU’s was $116, which is expected to be amortized over the weighted-average remaining service period of 1.30 years.

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

Under the 2017 Plan, collectively the participants had the opportunity to earn cash and equity-based incentive compensation in amounts ranging from $0 to $11,025 depending on Lifeway’s performance levels compared to the respective targets and the senior executive’s performance compared to their individual objectives. The equity portion of the incentive compensation is payable in restricted stock that vests one-third in each of the three years from the 2017 grant dates. For the nine months ended September 30, 2018, $551 was expensed under the 2017 Plan as stock-based compensation expense in the consolidated statements of operations. For the nine months ended September 30, 2017, $2,106 was expensed under the 2017 Plan, of which $1,254 was recorded as cash bonus expense and $852 was recorded as stock-based compensation expense in the consolidated statements of operations. For the three months ended September 30, 2018, $139 was expensed under the 2017 Plan as stock-based compensation expense in the consolidated statements of operations. For the three months ended September 30, 2017, $121 was expensed under the 2017 Plan, of which $6 was recorded as cash bonus expense and $115 was recorded as stock-based compensation expense in the consolidated statements of operations. As of September 30, 2018, the total remaining unearned compensation related to the 2017 Plan was $494, of which $139 is expected to be recognized through the balance of fiscal year 2018 subject to vesting; and $303 and $52 is expected to be recognized in 2019 and 2020, respectively, subject to vesting.

Under the 2018 Plan, collectively the participants have the opportunity to earn cash and equity-based incentive compensation in amounts ranging from $0 to $11,200 depending on Lifeway’s performance levels compared to the respective targets and the senior executive’s performance compared to their individual objectives. The equity portion of the incentive compensation is payable in restricted stock that vests one-third in each of the three years from the 2018 grant dates. For the nine months ended September 30, 2018, $303 was expensed under the 2018 Plan, of which $76 was recorded as cash bonus expense and $227 was recorded as stock-based compensation expense in the consolidated statements of operations. For the three months ended September 30, 2018, $157 was expensed under the 2018 Plan as stock-based compensation expense in the consolidated statements of operations.

Retirement Benefits

Lifeway has a defined contribution plan which is available to substantially all full-time employees. Under the terms of the plan, we match employee contributions under a prescribed formula. For the nine months ended September 30, 2018 and 2017 total contribution expense recognized in the consolidated statements of operations was $319 and $296, respectively. For the three months ended September 30, 2018 and 2017 total contribution expense recognized in the consolidated statements of operations was $90 and $59, respectively.

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

Net sales of products by category were as follows for the nine months ended September 30:

	Nine months ended September 30,
	2018	%	2017	%
Drinkable Kefir other than ProBugs	$61,255	76%	$71,559	77%
Cheese	8,443	11%	8,527	9%
Cream and other	4,104	5%	5,053	5%
Cupped Kefir and Skyr	3,154	4%	2,379	3%
ProBugs Kefir	2,166	3%	3,700	4%
Frozen Kefir (a)	1,196	1%	1,418	2%
Net Sales	$80,318	100%	$92,636	100%

(a)	Includes Lifeway Kefir Shop sales

Net sales of products by category were as follows for the three months ended September 30:

	Three months ended September 30,
	2018	%	2017	%
Drinkable Kefir other than ProBugs	$18,877	77%	$22,154	77%
Cheese	2,656	11%	2,829	10%
Cream and other	1,406	6%	1,615	6%
Cupped Kefir and Skyr	699	3%	889	3%
ProBugs Kefir	471	2%	843	3%
Frozen Kefir (a)	371	1%	456	1%
Net Sales	$24,480	100%	$28,786	100%

(a)	Includes Lifeway Kefir Shop sales

Significant Customers – Sales are predominately to companies in the retail food industry, located within the United States. Two major customers accounted for approximately 22% of net sales for the nine months ended September 30, 2018 and 2017, and 20% and 21% of net sales for the three months ended September 30, 2018 and 2017, respectively.

Note 12 – Related party transactions

Lifeway obtains consulting services from the Chairperson of its board of directors. Fees earned by the Chairperson are included in general and administrative expenses in the accompanying consolidated statements of operations and were $750 during each of the nine months ended September 30, 2018 and 2017. Fees earned by the Chairperson are included in general and administrative expenses in the accompanying consolidated statements of operations and were $250 during each of the three months ended September 30, 2018 and 2017.

Lifeway is also a party to a royalty agreement with the Chairperson of its board of directors under which we pay the Chairperson a royalty based on the sale of certain Lifeway products, not to exceed $50 in any fiscal month. Royalties earned by the Chairperson are included in selling expenses in the accompanying consolidated statements of operations and were $445 and $450 during the nine months ended September 30, 2018 and 2017, respectively, and $145 and $150 during the three months ended September 30, 2018 and 2017, respectively

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Three Months Ended September 30, 2018 Compared to Three Months Ended September 30, 2017

Results of Operations

(In thousands)

	September 30,			Favorable / (Unfavorable)
	2018		2017	$	%
Net sales	$24,480		$28,786	$(4,306)	(15.0%	)

Cost of goods sold	$17,892		$20,331	$2,439
Depreciation expense	738		618	(120)
Total cost of goods sold	$18,630		$20,949	$2,319	11.1%

Gross profit	$5,850		$7,837	$(1,987)	(25.4%	)
Gross Profit % to net sales	23.9%		27.2%

Selling expenses	$3,136		$4,010	$874	21.8%
Selling expenses % to net sales	12.8%		13.9%

General & administrative expenses	$3,150		$3,145	$(5)	(0.2%	)
General & administrative % to net sales	12.9%		10.9%

Amortization expense	$163		$168	$5	3.0%

Total operating expenses	$6,449		$7,323	$874	11.9%
Total operating expense % to net sales	26.3%		25.4%
(Loss) income from operations	$(599)		$514	$(1,113)	(216.5%	)
(Loss) income from operations % to net sales	(2.4%	)	1.8%

Net Sales

Net sales finished at $24,480 for the three-month period ended September 30, 2018, a decrease of $4,306 or 15.0% versus prior year. The net sales softness continued to reflect the overall lower consumption in the dairy and cultured dairy product categories. Versus prior year, volume declines primarily resulted from volume / mix of 17.6% due to lower branded and ProBugs drinkable kefir sales, partially offset by new products. In addition, an increase in trade promotion and allowances of 0.6% resulted as targeted programming and product activity was executed. This was partially offset by pricing gains of 3.2% which commenced during second quarter 2018.

Gross Profit

Gross profit as a percentage of net sales was 23.9% during the three-month period ended September 30, 2018. Gross profit percentage was 27.2% in prior year. The decline versus prior year was primarily due to lower net sales, higher freight and fixed costs, partially offset by reduction in variable costs. Additionally, depreciation expense increased reflecting the continued investment in manufacturing improvements.

Selling Expenses

Selling expenses decreased by $874 or 21.8% to $3,136 during the three-month period ended September 30, 2018. The decrease versus prior year, primarily reflects a change in media spending to reduce programs with lower efficiency. The primary driver was the lapping of television media eliminated from third quarter 2018 that occurred in the previous year, and to a lesser extent lower broker commissions and marketing spending.

General and administrative expenses

General and administrative expenses were slightly higher for the three-month period ending September 30, 2018 finishing at $3,150, 0.2% above prior year. This reflects increased incentive compensation, partially offset by lower legal expenses.

Provision for Income Taxes

Benefit for income taxes was $136 during the three months ended September 30, 2018, compared to a provision for income taxes of $175 during the same period in 2017. Our effective tax rate (ETR) for the three months ended September 30, 2018 was 20.9% compared to an ETR of 41.9% in the same period last year. The lower effective tax rate reflects a high percentage of non-deductible tax expense against relatively low pre-tax book income/(loss).

On December 22, 2017, the Tax Cuts and Jobs Act (the “Act”) was signed into law. The Act significantly changed U.S. income tax law by, among other things, reducing the U.S. federal income tax rate from 35% to 21%, transitioning from a global tax system to a modified territorial tax system, eliminating the domestic manufacturing deduction, reducing the dividend received deduction, and limiting the tax deductions for interest expense and executive compensation.

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

Net income (loss)

We reported a net loss of $(514) or $(0.03) per basic and diluted common share for the three-month period ended September 30, 2018 compared to net income of $243 or $0.02 per basic and diluted common share in the same period in 2017.

Comparison of the nine-month period ended September 30, 2018 compared to the nine-month period ended September 30, 2017

Results of Operations

(In thousands)

	September 30,			Favorable / (Unfavorable)
	2018		2017	$	%
Net sales	$80,318		$92,636	$(12,318)	(13.3%	)

Cost of goods sold	$57,412		$65,262	$7,850
Depreciation expense	2,143		1,801	(342)
Total cost of goods sold	$59,555		$67,063	$7,508	11.2%

Gross profit	$20,763		$25,573	$(4,810)	(18.8%	)
Gross Profit % to net sales	25.9%		27.6%

Selling expenses	$10,537		$11,648	$1,111	9.5%
Selling expenses % to net sales	13.1%		12.6%

General & administrative expenses	$9,851		$10,743	$892	8.3%
General & administrative % to net sales	12.3%		11.6%

Amortization expense	$490		$504	$14	2.8%

Total operating expenses	$20,878		$22,895	$2,017	8.8%
Total operating expense % to net sales	26.0%		24.7%
(Loss) income from operations	$(115)		$2,678	$(2,793)	(104.3%	)
(Loss) income from operations % to net sales	(0.1%	)	2.9%

Net Sales

Net sales were $80,318 for the nine-month period ended September 30, 2018, a decrease of $12,318 or 13.3%. The decline was primarily due to volume / mix of 15.7%, partially offset by lower spend in trade promotion and allowances of 1.0%, partially offset by pricing gains of 1.4%. The decline in volume / mix was primarily driven by volume softness in our branded and ProBugs drinkable kefir, partially offset by the incremental volume of new item introductions. The volume decline reflects lower consumption of our products that is consistent with the overall volume decline in dairy and cultured dairy product categories.

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

Gross Profit

Gross profit as a percentage of net sales decreased to 25.9% during the nine-month period ended September 30, 2018 from 27.6% during the same period in 2017. The lower gross profit percentage primarily reflects category sales softness, product mix, fixed costs and incremental coupon activity. This was partially offset by an increase in pricing and lower trade spending.

Selling Expenses

Selling expenses decreased by $1,111 or 9.5% to $10,537 during the nine-month period ended September 30, 2018 from $11,648 during the same period in 2017. The decreased selling expenses primarily reflect the reduction in lower efficiency media spending and lower broker commissions and other marketing spending.

General and administrative expenses

General and administrative expenses decreased $892 or 8.3% to $9,851 during the nine-month period ended September 30, 2018 from $10,743 during the same period in 2017. The decrease is primarily a result of lower incentive compensation.

Provision for Income Tax

Benefit for income taxes was $8 during the nine-months ended September 30, 2018, compared to a provision for income taxes of $1,056 during the same period in 2017. Our effective tax rate (ETR) for the nine-months ended September 30, 2018 was 3.0% compared to an ETR of 42.9% in the same period last year. The low effective tax rate reflects a high percentage of non-deductible tax expense against low pre-tax book income results.

On December 22, 2017, the Tax Cuts and Jobs Act was signed into law. The Act significantly changed U.S. income tax law by, among other things, reducing the U.S. federal income tax rate from 35% to 21%, transitioning from a global tax system to a modified territorial tax system, eliminating the domestic manufacturing deduction, reducing the dividend received deduction, and limiting the tax deductions for interest expense and executive compensation.

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

Net income (loss)

We reported a net loss of $(274) or $(0.02) per basic and diluted common share for the nine-month period ended September 30, 2018 compared to net income of $1,403 or $0.09 per basic and diluted common share in the same period in 2017.

Liquidity and Capital Resources

We expect to meet our foreseeable liquidity and capital resource requirements through anticipated cash flows from operations; our revolving credit facility; and cash and cash equivalents. The success of our business and financing strategies will continue to provide us with the financial flexibility to take advantage of various opportunities as they arise.

Sources and Uses of Cash

Lifeway had a net decrease in cash and cash equivalents of $1,752 during the nine-month period ended September 30, 2018 compared to a net decrease in cash and cash equivalents of $1,548 in the same period in 2017. The drivers of the year over year change are as follows:

Net cash provided by operating activities was $2,346 during the nine-month period ended September 30, 2018 compared to net cash provided by operating activities of $4,189 in the same period in 2017. The decline in cash provided by operating activities reflects lower net income and timing of accrued expenses.

Net cash used in investing activities was $2,991 during the nine-month period ended September 30, 2018 compared to net cash used in investing activities of $3,920 in the same period in 2017. The lower level of net cash used in investing activities in the 2018 period reflects lower capital spending. Capital spending was $2,581 during the period ended September 30, 2018 compared to $3,932 in 2017. Our capital spending is focused in three core areas, growth, cost reduction, and facility improvements. Growth capital spending supports new product innovation and enhancements. Cost reduction spending supports manufacturing efficiency, safety and productivity.

Net cash used in financing activities was $1,607 during the nine months ended September 30, 2018 compared to net cash used in financing activities of $1,817 in the same period in 2017. On November 1, 2017, Lifeway’s Board approved an increase in the aggregate amount under our previously announced 2015 stock repurchase program (the “2017 Repurchase Plan Amendment”), by adding to (i.e., exclusive of the shares previously authorized under the 2015 stock repurchase program) the authorization the lesser of $5,185 or 625 shares. We repurchased approximately 192 shares of common stock at a cost of $1,309 during the nine-month period ended September 30, 2018 under the 2017 Repurchase Plan Amendment. We may execute transactions from time to time in the open market or by private negotiation, in accordance with all applicable securities laws and regulations. We intend to hold repurchased shares in treasury for general corporate purposes, including issuances under our 2015 Omnibus Incentive Plan. Treasury shares are accounted for using the cost method.

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

The Revolving Credit Facility contains financial covenants requiring us to achieve a minimum EBITDA threshold for each of the fiscal quarters during the year ended December 31, 2018 and maintain (a) a fixed charge coverage ratio of no less than 1.25 to 1.0, and (b) a senior debt to EBTIDA ratio of not more than 3.0 to 1.0 at December 31, 2018 and for each of the succeeding fiscal quarters ending through the expiration date. We were in compliance with the applicable covenants as of September 30, 2018.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

There have been no material changes to our market risk during the third quarter of 2018. For information regarding our exposure to certain market risk, see Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk”, in the 2017 Form 10-K.

ITEM 4. CONTROLS AND PROCEDURES.

(a)	Evaluation of Disclosure Controls and Procedures

Our evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act was performed under the supervision and with the participation of our senior management, including our Chief Executive Officer and Chief Financial Officer. The purpose of disclosure controls and procedures is to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. Based upon our most recent controls evaluation, our CEO and CFO have concluded that our Disclosure Controls were effective as of September 30, 2018.

(b)	Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the third quarter of 2018 that were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Issuer Purchases of Equity Securities

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURE.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

No.	Description	Form	Period Ending	Exhibit	Filing Date

10.1	Employment Agreement dated July 20, 2018 with Neha J. Clark.	8-K		10.1	8/3/18

31.1	Rule 13a-14(a)/15d-14(a) Certification of Julie Smolyansky	Filed Herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification of Neha Clark	Filed Herewith

32.1	Section 1350 Certification of Julie Smolyansky	Filed Herewith

32.2	Section 1350 Certification of Neha Clark	Filed Herewith

99.1	Press release dated November 14, 2018 reporting Lifeway’s financial results for the nine months ended September 30, 2018.	Furnished Herewith

101	Interactive Data Files	Filed Herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIFEWAY FOODS, INC.

Date: November 14, 2018	By:	/s/ Julie Smolyansky
Julie Smolyansky
Chief Executive Officer, President, and Director
(Principal Executive Officer)

Date: November 14, 2018	By:	/s/ Neha Clark
Neha Clark
Chief Financial Officer
(Principal Financial Officer)

