Form 10-K
period 2018-12-31
Lifeway Foods, Inc.
filed 2019-04-15
CIK 814586

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T(§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑	Emerging growth company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the stock was last sold as of June 30, 2018 ($5.03 per share as quoted on the Nasdaq Global Market) was $22,411,859.

As of March 15, 2019, 15,762,801 shares of the registrant’s common stock, no par value, were outstanding.

Portions of the Registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held on June 20, 2019, are incorporated by reference into Part III.

i

FORWARD LOOKING STATEMENTS

In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, readers are advised that this document, any document incorporated by reference herein, and other documents we file with the SEC, contain forward looking statements. In addition, we, or others on our behalf, may make forward looking statements in press releases or written statements, or in our communications and discussions with investors and analysts in the normal course of business through meetings, webcasts, phone calls, and conference calls. Forward looking statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those indicated by the forward looking statements. These statements use words, variations of words, and negatives of words such as "may," "could," "believe," "future," "depend," "expect," "will," "result," "can," "remain," "assurance," "subject to," "require," "limit," "impose," "guarantee," "restrict," "continue," "become," "predict," "likely," "opportunities," "effect," "change," "future," "predict," and "estimate." Examples of forward looking statements include, but are not limited to, (i) projections of revenues, income or loss, earnings or losses per share, capital expenditures, dividends, capital structure and other financial items, (ii) statements of Lifeway Foods, Inc.’s (the “Company”, “Lifeway”, “we”, or “our”) plans and objectives, including the introduction of new products, or estimates or predictions of actions by customers, suppliers, competitors or regulatory authorities, (iii) statements of future economic performance, and (iv) statements of assumptions underlying other statements and statements about Lifeway or its business.

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

•	The actions of our competitors and customers, including those related to price competition;

•	the decisions of customers or consumers;

•	our ability to successfully implement our business strategy;

•	changes in the pricing of commodities;

•	the effects of government regulation;

•	disruptions to our supply chain, or our manufacturing and distribution capabilities, including those due to cybersecurity threats; and

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

ii

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

PRODUCTS

Our primary product is drinkable kefir, a cultured dairy product. Lifeway Kefir is tart and tangy, high in protein, calcium and vitamin D. Thanks to our exclusive blend of kefir cultures, each cup of kefir contains 12 live and active cultures and 15 to 20 billion beneficial CFU (Colony Forming Units) at the time of manufacture.

We manufacture (directly or through co-packers) our products under our own brand, as well as under private labels on behalf of certain customers. As of December 31, 2018, Lifeway offered approximately 20 varieties of our kefir products including more than 60 flavors. In addition to our core drinkable kefir products, we offer several lines of products developed through our innovation and development efforts. These include Kefir Cups, a strained, cupped version of our kefir; and Organic Farmer Cheese Cups, a cupped version of our soft cheeses, both served in resealable 5 oz. containers. We also offer Skyr, a strained cupped Icelandic yogurt; Plantiful, a plant-based probiotic beverage made from organic and non-GMO pea protein with 10 vegan kefir cultures; a line of probiotic supplements for adults and children; and a soft serve kefir mix.

Our product categories are:

•	Drinkable Kefir, sold in a variety of organic and non-organic sizes, flavors, and types, including low fat, non-fat, whole milk, protein, BioKefir (a 3.5 oz. kefir with additional probiotic cultures), and Kefir with Oats.

•	European-style soft cheeses, including farmer cheese in resealable cups.

•	Cream and other, which consists primarily of cream, a byproduct of making our kefir.

•	ProBugs, a line of kefir products in drinkable and frozen formats, designed for children.

•	Other Dairy, which includes Cupped Kefir and Icelandic Skyr, a line of strained kefir and yogurt products in resealable cups.

•	Frozen Kefir, available in both bars and pint-size containers.

Net sales of products by category were as follows for the years ended December 31:

	2018		2017
In thousands	$	%	$	%

Drinkable Kefir other than ProBugs	$78,523	76%	$90,514	76%
Cheese	11,486	11%	11,516	10%
Cream and other	5,276	5%	6,527	5%
Cupped Kefir and Skyr	3,836	4%	4,138	4%
ProBugs Kefir	2,795	3%	4,537	4%
Frozen Kefir (a)	1,434	1%	1,661	1%
Net Sales	$103,350	100%	$118,893	100%

(a)	Includes Lifeway Kefir Shop sales

Product innovation and new product development

Lifeway is committed to maintaining its positions as the leading producer of kefir and a recognized leader in the market for probiotic products. We routinely evaluate opportunities for new product flavors and formulations, improved package design, new product configurations and other innovation opportunities. Beyond our core drinkable kefir products, we have an ongoing effort to extend the strength of the Lifeway brand and leverage the capabilities of the Lifeway organization into categories both inside and outside of the dairy aisle, including into non-food categories and into additional channels, such as gyms and fitness studios. In 2018, we continued to focus relatively more of our personnel, financial resources, and management attention on product innovations, packaging innovations, and growth opportunities than in prior years. As noted above, these product innovation and development efforts have led to additional revenue opportunities from our cupped kefir and cupped cheese, probiotic supplements, and non-dairy based probiotic beverage lines like Plantiful. We expect that these efforts will continue to diversify our revenue sources in 2019. New items introduced or expanded through our innovation efforts were offset by lower volumes of our core drinkable kefir products in 2018.

Lifeway considers research and development of new products to be a significant part of our overall business philosophy. Where possible, we leverage our existing staff and facilities to conduct our innovation, research, and development efforts, rather than maintaining a dedicated research and development staff and facilities or relying solely on third parties.

PRODUCTION

Manufacturing

During 2018 and 2017, approximately 98% of our revenue was derived from products manufactured at our own facilities. We currently operate the following manufacturing and distribution facilities:

•	Morton Grove, Illinois, which produces drinkable kefir, drinkable ProBugs kefir, Kefir Cups, and cheese products;

•	Waukesha, Wisconsin, which produces drinkable kefir products and from which we store and distribute products;

•	Niles, Illinois, which stores and serves as a distribution point for products, including those manufactured by co-packers;

•	Philadelphia, Pennsylvania, which produces drinkable kefir, cheese, and butter products.

We own these manufacturing facilities, and all our fixed assets associated with manufacturing, storage, and distribution of our products are located in the United States.

Co-Packers

In addition to the products manufactured in our own facilities, independent manufacturers (“co-packers”) manufacture some of our products. We have co-packer agreements to manufacture drinkable kefir in European markets our frozen kefir products, and our probiotic supplements. During 2018 and 2017, approximately 2% of our revenue was derived from products manufactured by co-packers. Our co-packers are audited regularly by our staff and are required to follow our specifications and Good Manufacturing Practices (GMPs). Additionally, the co-packers are required to ensure our products are manufactured in accordance with our quality and safety specifications and that they are compliant with all applicable laws and regulations.

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

Under the retail-direct channel, we sell our products to the retailer that either the retailer’s carrier picks up or Lifeway ships through third party carriers for delivery to those retailers’ distribution centers. In turn, our retailers then deliver the products to their respective stores. Customers in this route-to-market grouping include Kroger, Walmart and Costco. Under the retail direct model, optimal product merchandising, assortments and product presentation are attended to by the retailer with limited support from Lifeway’s broker network. Sales to our retail-direct customers represent approximately 50% of our total net sales for the year ended 2018.

Under the distributor channel, we sell our products to distributors that either the distributor’s carrier picks up or Lifeway ships through third party carriers for delivery to those distributors’ designated warehouses. In turn, our distributors then sell and ship our products to their retail customers. Our distributors often use a DSD model of their own to make deliveries directly to individual stores, but they also make deliveries to retailers’ distribution centers. Our distributor customers include United Natural Foods (UNFI), KeHE Distributors, and C&S Wholesale Grocers. The distributor attends to optimal product merchandising, assortments, and product presentations at the retail end of the channel, with support from Lifeway’s direct sales force and broker network. Sales to our distributor customers represent approximately 44% of our total net sales for year ended 2018.

Under the direct store delivery (DSD) route to market, we distribute our products directly to the retailer using a fleet of Company-owned vehicles and a team of Lifeway merchandisers who engage face-to-face with store management to ensure optimal product assortments and presentations. We operate our DSD model in the Chicago, Illinois metropolitan area only. Sales to our DSD customers represent approximately 4% of our total net sales for the year ended 2018.

In the Chicago, Illinois metropolitan area, Lifeway operates three retail stores and a food truck under its Lifeway Kefir Shop subsidiary. The Lifeway Kefir Shop sells its frozen and drinkable kefir products, as well as certain Lifeway products, through these retail outlets. Sales through these retail outlets represent less than 1% of net sales for the year ended 2018.

Distribution outside of the U.S.

Substantially all of Lifeway’s products are distributed within the United States; however, certain of our distributors sell our products to retailers in Mexico, Costa Rica, portions of South America, and the Caribbean. Additionally, Lifeway products reach consumers in the United Kingdom, Ireland, Norway, Sweden, and the Middle East under third party co-manufacturing agreements and in-country broker and distributor arrangements. Sales outside the United States represents less than 1% of net sales for the year ended 2018.

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

Sales Incentives and Trade Promotion Allowances

Lifeway offers various sales incentives and trade promotional programs to its retailer and distributor customers from time to time in the normal course of business. These sales incentives and trade promotion programs typically include rebates, in-store display and demo allowances, allowances for non-saleable product, coupons, and other trade promotional activities. Trade promotions support price features, displays, and other merchandising of our products by our retail and distributor customers. We record these arrangements as a reduction to net sales in our consolidated statements of operations.

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

SUPPLIERS

We purchase our ingredients such as raw milk, pectin, and fruit purees from unaffiliated suppliers. In addition, we purchase significant quantities of packaging materials to package our products and natural gas and electricity to operate our facilities. Purchases are made through purchase orders or contracts, and price, delivery terms, and product specifications vary. Although the prices for our principal inputs can fluctuate based on economic, weather, and other conditions, Lifeway believes it has ready access to multiple suppliers for all ingredient, packaging, and other input requirements.

MAJOR CUSTOMERS

During the year ended December 31, 2018, two customers, United Natural Foods, Inc. (UNFI) and one other customer , represented approximately 12% and 9% of our total net sales. These customers collectively accounted for approximately 17% of net accounts receivable as of December 31, 2018.

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

INTELLECTUAL PROPERTY

We own more than seventy five domestic and international trademarks and service marks. In addition, we own numerous registered and unregistered copyrights, registered domain names, and proprietary trade secrets, trade dress, technology, know-how, processes, and other proprietary rights that are not registered. Depending on the jurisdiction, trademarks are generally valid as long as they are in use and/or their registrations are properly maintained and they have not been found to have become generic. Registrations of trademarks can also generally be renewed indefinitely as long as the trademarks are in use. We also have licenses to use certain trademarks inside and outside of the United States and to certain product formulas, all subject to the terms of the agreements under which such licenses are granted. Lifeway’s policy is to pursue registration of intellectual property whenever appropriate. We protect our intellectual property rights by relying on a combination of trademark, copyright, trade dress, trade secret and other intellectual property laws, and domain name dispute resolution systems; as well as licensing agreements, third-party confidentiality, nondisclosure, and assignment agreements; and by policing third-party misuses of our intellectual property. We regard the Lifeway family of trademarks and other intellectual property as having substantial value and as being an important factor in the marketing of our products. The loss of such protection would have a material adverse impact on our operations and share price.

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

SEASONALITY

Lifeway’s business is not seasonal.

EMPLOYEES

As of December 31, 2018, we employed approximately 322 employees, approximately 108 of which were members of a union bargaining unit.

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

We may not be able to successfully implement our business strategy for our brands on a timely basis or at all.

We believe that our future success depends, in part, on our ability to implement our strategy of leveraging our existing brands with our current and new products to maintain our market position in our product categories; drive increased sales; acquire or establish new brands; and create strategic alliances including potential joint ventures. Our ability to implement this strategy depends, among other things, on our ability to:

•	enter into distribution and other strategic arrangements with third-party retailers and other potential distributors of our products;

•	compete successfully in the product categories in which we choose to operate;

•	introduce timely, new, cost-effective, and appealing products and innovate successfully within our existing product categories;

•	develop and maintain consumer interest in and demand for our brands considering prevailing consumer tastes and preferences;

•	increase our brand recognition and loyalty;

•	enter into strategic arrangements with third-party suppliers to obtain necessary raw materials;

•	identify suitable acquisition candidates or joint venture partners and accurately assess their value, growth potential, strengths, weaknesses, contingent and other liabilities, and potential profitability;

•	negotiate acquisitions and joint ventures on terms acceptable to us; and

•	integrate acquired brands, products, or joint ventures into our company and our business strategy.

If we fail to execute these and other important elements of our business strategy, our business and results of operations could be adversely affected.

One key element of our business strategy is to introduce timely, new, cost-effective, and appealing products and to innovate successfully within our existing product categories. New items introduced through our innovation efforts partially offset lower volumes in 2018 of our core drinkable kefir products. However, consumer tastes and preferences change rapidly, and evolve over time. Factors that may affect consumer tastes and preferences include:

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

Our future investments may not produce the results we expect when we expect them for a variety of reasons including those described herein. Our future product development and innovation will be reliant on our ability to identify and develop potential new growth opportunities. This process is inherently risky and will result in investments in substantial time and resources for which we do not achieve any return or value. Successful product development and innovation is also affected by our ability to launch new or improved products successfully and on a timely and cost-effective basis.

We may have to pay cash, incur debt, or issue equity, equity-linked, or debt securities to fund our business strategy, or may be unable to fund that strategy. Any of these events could adversely affect our financial results and our business. We could experience similar effects if we invest resources in a strategy that ultimately proves unsuccessful. If, due to a failure of our strategy or any other reason, consumer demand for our products declines, our sales volumes, results of operations, and our business could be negatively affected, and we may not be able to create or sustain growth or successfully implement our business strategy.

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

Two of our customers together accounted for 21% of our net sales in the fiscal year ended December 31, 2018. Where we enter into written agreements with our customers, they are generally terminable after short notice periods by the customer. In addition, our customers sometimes award contracts based on competitive bidding, which could result in lower profits for contracts we win and the loss of business for contracts we lose. The loss of any large customer, the reduction of purchasing levels, or the cancellation of any business from a large customer for an extended period of time could negatively affect our sales and results of operations.

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

We rely on independent certification for several of our products and facilities.

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

Conventional and organic raw milk, our primary raw material, is an agricultural commodity that is subject to price fluctuations. Although both conventional and organic milk prices in fiscal 2018 were relatively consistent with the prior year, there can be no assurance that such prices will remain at these levels in the future. The supply and price of raw milk may be impacted by, among other things, weather, natural disasters, real or perceived supply shortages, lower dairy and crop yields, general increases in farm inputs and costs of production, political and economic conditions, labor actions, government actions, and trade barriers. Increases in the market price for raw milk or over-order premiums charged by producers may also impact our ability to enter into purchase commitments at a fixed price. There can be no assurance that our purchasing practices will mitigate future price risk. As a result, increases in the cost of raw milk could have an adverse impact on our profitability.

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

We have several supply agreements with suppliers and co-packers that require them to provide us with specific finished goods, including packaging, kefir, and probiotic supplements. For some of these products, we essentially rely on a single supplier or co-packer as our sole source for the item. The failure for any reason of any such sole source or other co-packer to fulfill its obligations under the applicable agreements with us or the termination or renegotiation of any such sourcing agreement could result in disruptions to our supply of finished goods and have an adverse effect on our results of operations. Additionally, our suppliers and co-packers are subject to risk, including labor disputes, union organizing activities, financial liquidity, inclement weather, natural disasters, supply constraints, and general economic and political conditions that could limit their ability to timely provide us with acceptable products, which could disrupt our supply of finished goods, or require that we incur additional expense by providing financial accommodations to the supplier or co-packer or taking other steps to seek to minimize or avoid supply disruption, such as establishing new arrangements with other providers. A new arrangement may not be available on terms as favorable to us as our existing arrangements, if at all.

Our inability to maintain sufficient internal capacity or establish satisfactory co-packing, warehousing and distribution arrangements could limit our ability to operate our business or implement our strategic plan, and could negatively affect our sales volumes and results of operations.

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

Our debt and financial obligations could adversely affect our financial condition, our ability to obtain future financing, and our ability to operate our business.

We have outstanding debt obligations that could adversely affect our financial condition and limit our ability to successfully implement our business strategy. Furthermore, from time to time, we may need additional financing to support our business and pursue our business strategy, including strategic acquisitions. Our ability to obtain additional financing, if and when required, will depend on investor demand, our operating performance, the condition of the capital markets, and other factors. We cannot assure that additional financing will be available to us on favorable terms when required, or at all. If we raise additional funds through the issuance of equity, equity-linked, or debt securities, those securities may have rights, preferences, or privileges senior to those of our common stock, and, in the case of equity and equity-linked securities, our existing stockholders may experience dilution.

As of December 31, 2018, we had outstanding borrowings of approximately $6.0 million, net of $55 of unamortized deferred financing costs, which consisted of a revolving line of credit. Our loan agreements contain certain restrictions and requirements that among other things:

•	require us to maintain a minimum year-to-date EBITDA in fiscal year 2019, and a quarterly fixed charge coverage ratio;

•	limit our ability to obtain additional financing in the future for working capital, capital expenditures and acquisitions, to fund growth or for general corporate purposes;

•	limit our future ability to refinance our indebtedness on terms acceptable to us or at all;

•	limit our flexibility in planning for or reacting to changes in our business and market conditions or in funding our strategic growth plan; and

•	impose on us financial and operational restrictions.

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

These restrictions on the operation of our business could harm our ability to execute on our business strategy by, among other things, limiting our ability to take advantage of financing, merger and acquisition opportunities, and other corporate opportunities. Various risks, uncertainties, and events beyond our control could affect our ability to comply with these covenants. Unless cured or waived, a default would permit lenders to accelerate the maturity of the debt under the credit agreement and to foreclose upon the collateral securing the debt.

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

Our business is subject to various food, environmental, and health and safety laws and regulations, which may increase our compliance costs, subject us to liabilities, or otherwise adversely affect our business.

Our business operations are subject to numerous requirements in the United States relating to food safety, production, and marketing, as well as the protection of the environment, and health and safety matters. The food production and marketing industry is subject to a variety of federal, state, local, and foreign laws and regulations, including food safety requirements related to the ingredients, manufacture, processing, storage, marketing, advertising, labeling, and distribution of our products, as well as those related to worker health and workplace safety. Our activities, both in and outside of the United States, are subject to extensive regulation. We are regulated by, among other federal and state authorities, the FDA, USDA, the U.S. Federal Trade Commission (“FTC”), and the U.S. Departments of Commerce, and Labor, as well as by similar authorities in the foreign countries in which we do business. Environmental laws including the Clean Air Act, the Clean Water Act, the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended, and the National Organic Standards of the U.S. Department of Agriculture, as well as similar state and local statutes and regulations in the United States and in each of the foreign countries in which we do business apply to our business operations as well. These laws and regulations govern, among other things, air emissions and the discharge of wastewater and other pollutants, the use of refrigerants, the handling and disposal of hazardous materials, and the cleanup of contamination in the environment.

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

Changes in these laws or regulations or the introduction of new laws or regulations could increase our compliance costs, increase other costs of doing business for us, our customers, or our suppliers, or restrict our actions, which could adversely affect our results of operations. In some cases, new laws and regulations or other federal and state regulatory initiatives could interrupt distribution of our products or force changes in our production processes and our products. Governmental regulations also affect taxes and levies, healthcare costs, energy usage, immigration, and other labor issues, all of which may have a direct or indirect effect on our business or those of our customers or suppliers. These costs could negatively affect our results of operations and financial condition. Further, if we are found to be in violation of applicable laws and regulations in these areas, we could be subject to civil remedies, including third-party claims for property damage or personal injury, fines, injunctions, recalls, clean up costs, and other civil sanctions, as well as potential criminal sanctions, any of which could have a material adverse effect on our business.

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

Because the Smolyansky family, collectively, controls a majority of our common stock (approximately 50.4%), we are considered a “controlled company” under Nasdaq Listing Rules. Controlled companies are exempt from Nasdaq listing standards that require a board composed of a majority of independent directors, a fully independent nominating/corporate governance committee, and a fully independent compensation committee. Our Board of Directors has determined that Lifeway will avail itself of these exemptions, though we currently maintain a Board composed of a majority of independent directors. In reliance on the controlled company exemptions described above, we have chosen to combine our audit, compensation, and nominating committees into an Audit and Corporate Governance Committee comprised of a majority of the Board’s independent directors to eliminate unnecessary redundancies in our independent committee structure given the size of our Board. The Committee fulfills the Board’s delegated audit, compensation, and nominating duties. As a result of our use of controlled company exemptions, our corporate governance practices differ from those of non-controlled companies, which are subject to all of the Nasdaq corporate governance requirements.

We have identified a material weakness in our internal control over financial reporting, and our business and stock price may be adversely affected if we have other material weaknesses or significant deficiencies in our internal control over financial reporting.

Maintaining effective internal control over financial reporting is necessary for us to produce reliable financial statements. We have identified a material weakness in our internal control over financial reporting related to our controls over the review of the step one goodwill impairment evaluation performed by third party valuation experts. A description of the material weakness can be found in Item 9A of this report. As a result of this material weakness, management concluded that our disclosure controls and procedures and internal control over financial reporting were not effective as of December 31, 2018.

Unless and until this material weakness has been remediated, or should new material weaknesses arise or be discovered in the future, material misstatements could occur and go undetected in our interim or annual consolidated financial statements and we may be required to restate our financial statements. In addition, we may experience delays in satisfying our reporting obligations or to comply with SEC rules and regulations, which could result in investigations and sanctions by regulatory authorities. Any of these results could adversely affect our business and the value of our common stock.

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

ITEM 4           MINE SAFETY DISCLOSURES

None

PART II

ITEM 5           MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is listed on the Nasdaq Global Market under the symbol “LWAY.” Trading commenced on March 29, 1988. As of March 15, 2019, there were approximately 150 holders of record of Lifeway’s Common Stock.

Common stock price

The following table shows the high and low sale prices per share of our common stock as reported on the Nasdaq Global Market for each quarter during the two most recent fiscal years:

	Common Stock Price Range
	2017
	Low	High
First Quarter	$10.31	$11.83
Second Quarter	$9.12	$10.58
Third Quarter	$8.15	$9.62
Fourth Quarter	$7.79	$10.56

	2018
	Low	High
First Quarter	$5.99	$8.40
Second Quarter	$4.79	$6.48
Third Quarter	$2.66	$4.63
Fourth Quarter	$1.88	$3.39

Dividend Policy

Lifeway does not routinely declare and pay dividends. From time to time however our Board of Directors may declare and pay dividends depending on our operating cash flow, financial condition, capital requirements and such other factors as the Board of Directors may deem relevant.

There were no dividends declared or paid in fiscal 2018 or 2017.

Issuer Purchases of Equity Securities

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of a publicly announced program (a)	Approximate Dollar Value of Shares that may yet be Purchased Under the Plans or Programs ($ in thousands)

8/1/2017 to 8/31/2017	85,665	$10.54	–	$1,220
9/1/2017 to 9/30/2017	31,348	$9.06	31,348	$936
10/1/2017 to 10/31/2017	12,818	$9.23	12,818	$818
11/1/2017 to 11/30/2017 (a)	10,390	$10.37	10,390	$5,895
12/1/2017 to 12/31/2017	7,325	$10.03	7,325	$5,822
Fiscal Year 2017	147,546	$10.07	61,881	$5,822

1/1/2018 to 1/31/18	106,441	$8.22	106,441	$5,007
2/1/2018 to 2/28/2018	24,486	$7.21	24,486	$4,830
4/1/2018 to 4/30/2018	15,433	$6.09	15,433	$4,736
6/1/2018 to 6/30/2018	4,143	$5.46	4,143	$4,714
8/1/2018 to 8/31/2018	1,332	$3.96	1,332	$4,709
9/1/2018 to 9/30/2018	40,364	$3.35	40,364	$4,573
11/1/2018 to 11/30/2018	17,228	$2.99	17,228	$4,522
12/1/2018 to 12/31/2018	8,305	$2.25	8,305	$4,503
Fiscal Year 2018	217,732	$6.33	217,732	$4,503

(a)	During the fourth quarter of 2015, Lifeway publicly announced a share repurchase program. On November 1, 2017, the our Board of Directors amended the 2015 stock repurchase program (the “2017 amendment”), by adding to (i.e., exclusive of the shares previously authorized under the 2015 stock program repurchase) the authorization the lesser of $5,185 or 625 shares. The program has no expiration date.

ITEM 6           SELECTED FINANCIAL DATA

Not applicable

ITEM 7           MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the financial condition and results of operations for the years ended December 31, 2018 and December 31, 2017 should be read in conjunction with the audited consolidated financial statements and the notes to those statements that are included elsewhere in this report on Form 10-K. In addition to historical information, the following discussion contains certain forward-looking statements within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. These statements relate to our future plans, objectives, expectations and intentions. These statements may be identified by the use of words such as "may," "could," "believe," "future," "depend," "expect," "will," "result," "can," "remain," "assurance," "subject to," "require," "limit," "impose," "guarantee," "restrict," "continue," "become," "predict," "likely," "opportunities," "effect," "change," "future," "predict," and "estimate," and similar terms or terminology, or the negative of such terms or other comparable terminology. Although we believe the expectations expressed in these forward-looking statements are based on reasonable assumptions within the bounds of our knowledge of our business, our actual results could differ materially from those discussed in these statements. Factors that could contribute to such differences include, but are not limited to, those discussed in the “Risk Factors” section in Part I, Item 1A. We undertake no obligation to update publicly any forward-looking statements for any reason even if new information becomes available or other events occur in the future.

Results of Operations

Comparison of Year Ended December 31, 2018 to Year Ended December 31, 2017 (in 000’s)

	December 31,				Change
	2018		2017		$	%

Net sales	$103,350		$118,893		$(15,543)	(13.1%	)

Cost of goods sold	$74,646		$85,757		$11,111	–
Depreciation expense	2,846		2,440		(406)
Total cost of goods sold	$77,492		$88,197		$10,705	12.1%

Gross profit	$25,858		$30,696		$(4,838)	(15.8%	)
Gross Profit % to net sales	25.0%		25.8%

Selling expenses	$13,477		$16,595		$3,118	18.8%
Selling expenses % to net sales	13.0%		14.0%

General & administrative expenses	$13,616		$13,955		$339	2.4%
General & administrative % to net sales	13.2%		11.7%

Goodwill impairment	1,244		–		(1,244)	(100.0%	)

Amortization expense	$631		$672		$41	6.1%

Total operating expenses	$28,968		$31,222		$2,254	7.2%
Total operating expense % to net sales	28.0%		26.3%
Income (loss) from operations	$(3,110)		$(526)		$(2,584)	(491.3%	)
Income (loss) from operations % to net sales	(3.0%	)	(0.4%	)

Net Sales

Net sales finished at $103,350 for the year ended December 31, 2018, a decrease of $15,543 or 13.1% versus prior year. The decline was primarily due to volume/mix of 16.6%, partially offset by lower spend in trade promotion and allowances of 1.7%, and partially offset by pricing gains of 1.8%. The decline in volume/mix was primarily driven by volume softness in our branded drinkable and ProBugs kefir, partially offset by the incremental volume of new item introductions. The volume decline reflects lower consumption of our products that is consistent with the overall volume decline in dairy and cultured dairy product categories.

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

Gross Profit

Gross profit as a percentage of net sales was 25.0% during the year ended December 31, 2018. Gross profit percentage was 25.8% in the prior year. The decline versus the prior year was primarily due to the unfavorable impact of operating leverage that arises from lower net sales relative to fixed costs, increased trade promotion investment, and higher freight and fixed costs, partially offset by an increase in pricing and a reduction in variable costs. Additionally, depreciation expense increased reflecting the continued investment in manufacturing improvements. We incurred $139k of direct labor severance expense in 2018 to reduce expense and create efficiencies in our manufacturing process.

Selling Expenses

Selling expenses decreased by $3,118 or 18.8% to $13,477 during the year ended December 31, 2018. The decrease versus prior year, primarily reflects a change in media spending to reduce programs with lower efficiency. The primary driver was a reduction in television advertising spend in 2018 compared to the prior year, and to a lesser extent lower broker commissions and marketing spending. The reduction was partially offset by severance expense. We incurred $274 of selling severance expense in 2018 to align our organizational structure and reduce expenses.

General and administrative expenses

General and administrative expenses were slightly lower for the year ended December 31, 2018 finishing at $13,616, 2.4% below the prior year. This reflects decreased incentive compensation and bad debt expense, partially offset by severance expense. We incurred $431 of general and administrative severance expense in 2018 to align our organizational structure and reduce expenses.

As noted in the sections above, we incurred a total of $845 of severance expense during fiscal year 2018, primarily in the fourth quarter.

Goodwill Impairment

During the fourth quarter of fiscal 2018, we recorded a goodwill impairment charge of $1,244. There were no goodwill impairment charges recorded during fiscal 2017. See Note 5, Goodwill and Intangible Assets, in the Notes to the Consolidated Financial Statements included in Item 8 of this Form 10-K.

Provision for Income Taxes

The provision for income tax includes federal, state and local income taxes. Benefit for income taxes was $225 during the year ended December 31, 2018, compared to a benefit for income taxes of $458 during the same period in 2017.

Our effective income tax rate (ETR) was 6.8% and 57.0% of pre-tax loss for the years ended December 31, 2018 and 2017, respectively. The lower effective tax rate was primarily due to the reduction in the federal statutory tax rate and the 2018 impairment of goodwill that was not deductible for tax purposes.

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

Section 162(m) of the Code limits the deductibility of compensation paid to certain of our executives. Under the Act’s amendments to Section 162(m), no tax deduction in taxable years beginning after December 31, 2017 is allowed for compensation paid to any covered employee to the extent that the total compensation for that covered employee exceeds $1,000,000 in any taxable year. Although the Act eliminated the prior tax deduction under Section 162(m) for performance-based executive compensation, it included a transition rule under which the changes to Section 162(m) will not apply to awards made to our covered employees who had the right to participate in our 2015 Omnibus Incentive Plan pursuant to written binding contracts in effect as of November 2, 2017, as long as those contracts have not subsequently been modified in any material respect. Accordingly, subject to further guidance from the Treasury Department and the Internal Revenue Service (“IRS”), we expect that performance-based compensation paid to our executives under our Omnibus Plan will remain eligible for the Section 162(m) exemption in 2019.

Income taxes are discussed in Note 9 in the Notes to the Consolidated Financial Statements.

Net loss

We reported a net loss of $(3,086) or $(0.19) per basic and diluted common share for the year ended December 31, 2018 compared to net loss of $(346) or $(0.02) per basic and diluted common share in the same period in 2017.

Liquidity and Capital Resources

We expect to meet our foreseeable liquidity and capital resource requirements through anticipated cash flows from operations; our revolving credit facility; and cash and cash equivalents. The success of our business and financing strategies will continue to provide us with the financial flexibility to take advantage of various opportunities as they arise.

Sources and Uses of Cash

Lifeway had a net decrease in cash and cash equivalents of $1,980 during the year ended December 31, 2018 compared to a net decrease in cash and cash equivalents of $3,834 in the same period in 2017. The drivers of the year over year change are as follows:

Net cash provided by operating activities was $2,417 during the year ended December 31, 2018 compared to net cash provided by operating activities of $3,808 in the same period in 2017. The decline in cash provided by operating activities primarily results from lower net income.

Net cash used in investing activities was $2,720 during the year ended December 31, 2018 compared to net cash used in investing activities of $5,316 in the same period in 2017. The lower level of net cash used in investing activities in 2018 reflects lower capital spending. Capital spending was $2,824 during the year ended December 31, 2018 compared to $5,341 in 2017. Our capital spending is focused in three core areas: growth, cost reduction, and facility improvements. Growth capital spending supports new product innovation and enhancements. Cost reduction spending supports manufacturing efficiency, safety and productivity.

Net cash used in financing activities was $1,677 during the year ended December 31, 2018 compared to net cash used in financing activities of $2,326 in the same period in 2017. On November 1, 2017, Lifeway’s Board approved an increase in the aggregate amount under our previously announced 2015 stock repurchase program (the “2017 Repurchase Plan Amendment”), by adding to (i.e., exclusive of the shares previously authorized under the 2015 stock repurchase program) the authorization the lesser of $5,185 or 625 shares. We repurchased approximately 218 shares of common stock at a cost of $1,379 during the year ended December 31, 2018 under the 2017 Repurchase Plan Amendment. We may execute transactions from time to time in the open market or by private negotiation, in accordance with all applicable securities laws and regulations. We intend to hold repurchased shares in treasury for general corporate purposes, including issuances under our 2015 Omnibus Incentive Plan. Treasury shares are accounted for using the cost method.

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

The Revolving Credit Facility contains financial covenants requiring us to achieve a minimum EBITDA threshold for each of the fiscal quarters during the year ended December 31, 2018 and maintain (a) a fixed charge coverage ratio of no less than 1.25 to 1.0, and (b) a senior debt to EBTIDA ratio of not more than 3.0 to 1.0 at December 31, 2018 and for each of the succeeding fiscal quarters ending through the expiration date. We were not in compliance with the minimum EBITDA ratio and fixed charge coverage ratio covenants at December 31, 2018, but we have obtained a waiver of those covenants as of that date. The revolving credit facility was amended on April 10, 2019, effective March 31, 2019. See Note 14 to the consolidated financial statements

We believe we have ample access to additional capital under the available borrowings and accordion feature of our revolving credit facility. We may issue debt or equity securities from time to time when we determine that market conditions and the opportunity to utilize the proceeds from the issuance of such securities are favorable. Such opportunities could include refinancing existing indebtedness, funding capital expenditures, extending our debt maturities in a favorable interest rate environment, or taking advantage of acquisition opportunities that generate favorable returns.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet financing arrangements as defined in Item 303(a)(4) of Regulation S-K.

Contractual Obligations

Not applicable.

Critical Accounting Policies and Use of Estimates

Critical accounting policies are defined as those most important to the portrayal of a company’s financial condition and results, and require the most difficult, subjective, or complex judgments. In many cases, the accounting treatment of a particular transaction is specifically dictated by US GAAP with no need for the application of our judgement. In certain circumstances, the preparation of our Consolidated Financial Statements in conformity with US GAAP requires us to use our judgment to make certain estimates and assumptions. These estimates affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the Consolidated Financial Statements and the reported amounts of net sales and expenses during the reporting period. We believe in the quality and reasonableness of our critical accounting estimates; however, materially different amounts might be reported under different conditions or using assumptions, estimates or making judgments different from those that we have applied. Management has discussed the development and selection of these critical accounting policies, as well as our significant accounting policies (see Note 2 to the Consolidated Financial Statements), with the Audit Committee of our Board of Directors. We have identified the policies described below as our critical accounting policies.

Goodwill and intangible asset valuation

Our goodwill and intangible assets have resulted from acquisitions. Goodwill and indefinite lived intangible assets are not amortized, but rather evaluated for impairment annually and on an interim basis when circumstances arise that indicate that impairment may have occurred. Considerable management judgement is necessary to evaluate goodwill for impairment going forward. Our estimates of fair value for goodwill impairment testing are determined using widely acceptable valuation techniques including discounted cash flows (income approach) and market multiples analysis (market approach). Significant assumptions used in the income approach include revenue growth and discount rates, margins, and the Company’s weighted average cost of capital. We used historical performance and management estimates of future performance to determine revenue growth rates and margins. Our weighted average cost of capital included a review and assessment of market and capital structure assumptions. Considerable management judgement is necessary to evaluate the impact of operating changes and to estimate future cash flows. Assumptions used, such as forecasted growth rates and our cost of capital, are consistent with our internal projections and operating plans. Changes in our estimates or any of our other assumptions used in our analysis could result in a different conclusion.

In the fourth quarter of 2018, we early adopted ASU 2017-04, Intangibles — Goodwill and Other: Simplifying the Test for Goodwill Impairment, which simplifies the subsequent measurement of goodwill by removing the second step of the two-step impairment test. We performed a step one valuation of goodwill as of December 31, 2018, which indicated the carrying value of our reporting unit exceeded its fair value by $1,244. Accordingly, we recorded a $1,244 non-cash impairment charge in 2018. The goodwill impairment loss is included in Goodwill impairment on the Consolidated Statements of Operations. As of December 31, 2018, the gross carrying value of goodwill was $10,368 and accumulated goodwill impairment was $1,244.

We reviewed our indefinite lived intangible assets, which consist of brand names totaling $3,700 as of December 31, 2018, using the relief from royalty method. Significant assumptions include the royalty rate, revenue growth rates, and discount rates. Our assumptions were based on historical performance and management estimates of future performance. Our analysis resulted in fair values that are in excess of carrying value by more than 10%. Changes in our estimates or any of our other assumptions used in our analysis could result in a different conclusion.

Sales discounts & allowance.

We offer various trade promotions and sales incentive programs to customers and consumers. From time to time, we grant certain sales discounts to customers which are classified as a reduction in sales. The measurement and recognition of discounts and allowances involve the use of judgment and our estimates are made based on historical experience and specific customer program accruals. Differences between estimated and actual discount and allowance costs are normally not material and are recognized in earnings in the period such differences are determined. The process for analyzing trade promotion programs could impact our results of operations and trade spending accruals depending on how actual results of the programs compare to original estimates. As of December 31, 2018, we had $0.8 million of accrued discounts and allowances.

Share-based compensation.

Certain employees and non-employee directors receive various forms of share-based payment awards and we recognize compensation expense for these awards based on their grant date fair values. The fair values of stock option awards are estimated on the grant date using the Black-Scholes option pricing model, which incorporates certain assumptions regarding the expected term of an award and expected stock price volatility. The expected term is determined under the simplified method, using an average of the contractual term and vesting period of the stock options. The expected volatility is based on the historic volatility of our common stock. We do not estimate forfeitures in measuring the grant date fair value, but rather account for forfeitures as they occur. Key assumptions are described in further detail in Note 10 to our consolidated financial statements.

Income taxes.

We pay income taxes based on tax statutes, regulations, and case law of the various jurisdictions in which we operate. At any one time, multiple tax years are subject to audit by the various taxing authorities. Income taxes are accounted for under the asset and liability method. Deferred income tax assets and liabilities are recognized for the future tax effects of temporary differences between financial and income tax reporting using tax rates in effect for the years in which the differences are expected to reverse.

We recognize an income tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities based on the technical merits of the position. The income tax benefit recognized in our financial statements from such a position is measured based on the largest estimated benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. These judgments and estimates made at a point in time may change based on the outcome of tax audits and changes to, or further interpretations of, regulations. If such changes take place, there is a risk that our tax rate may increase or decrease in any period, which would impact our earnings. Future business results may affect deferred tax liabilities or the valuation of deferred tax assets over time.

Recent Accounting Pronouncements.

See Note 2, Summary of Significant Accounting Policies, in the Notes to the Consolidated Financial Statements included in Item 8 of this Form 10-K for information regarding recent accounting pronouncements.

ITEM 7A        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

ITEM 8          FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and

Stockholders of Lifeway Foods, Inc. and Subsidiaries:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Lifeway Foods, Inc. and Subsidiaries (the “Company”) as of December 31, 2018 and 2017, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in the 2013 Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated April 16, 2019 expressed an adverse opinion on the effectiveness of the company’s internal control over financial reporting.

Change in Accounting Principle

As discussed in Note 2 to the financial statements, the Company changed its method of accounting for revenue from contracts with customers as a result of the adoption of Accounting Standards Codification Topic 606, Revenue from Contracts with Customers effective January 1, 2018, under the modified retrospective method.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ Mayer Hoffman McCann P.C.

We have served as the Company's auditor since 2015

Chicago, Illinois

April 15, 2019

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Lifeway Foods, Inc. and Subsidiaries

Morton Grove, Illinois

We have audited Lifeway Foods, Inc. and Subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

A material weakness is a control deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified.

Management’s review of the conclusions of the valuation specialist, including the completeness and accuracy of analysis prepared by management’s specialist in performing the annual goodwill impairment test, were not operating effectively as of December 31, 2018.  Specifically, the review was not sufficient to assess the completeness of the adjustments to enterprise value.

This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2018 financial statements, and this report does not affect our report dated April 16, 2019, on those financial statements.

In our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets and the related statements of operations, stockholders’ equity, and cash flows of the Company, and our report dated, April 16, 2019, expressed an unqualified opinion.

/s/ Mayer Hoffman McCann P.C.

Chicago, Illinois

April 16, 2019

LIFEWAY FOODS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

December 31, 2018 and 2017

(In thousands)

	December 31,
	2018	2017
Current assets
Cash and cash equivalents	$2,998	$4,978
Accounts receivable, net of allowance for doubtful accounts and discounts and allowances of $1,220 and $2,010 at December 31, 2018 and 2017, respectively	6,276	8,676
Inventories, net	5,817	7,697
Prepaid expenses and other current assets	1,077	983
Refundable income taxes	2,748	2,347
Total current assets	18,916	24,681

Property, plant and equipment, net	24,573	24,645

Intangible assets
Goodwill and indefinite-lived intangibles	12,824	14,068
Other intangible assets, net	344	975
Total intangible assets	13,168	15,043

Other Assets	150	150
Total assets	$56,807	$64,519

Current liabilities
Current maturities of notes payable	$–	$3,166
Accounts payable	4,570	6,848
Accrued expenses	2,777	2,984
Accrued income taxes	106	203
Total current liabilities	7,453	13,201
Line of Credit	5,995	–
Notes payable	–	3,113
Deferred income taxes, net	390	840
Other long-term liabilities	564	775
Total liabilities	14,402	17,929

Stockholders’ equity
Preferred stock, no par value; 2,500 shares authorized; no shares issued or outstanding at 2018 and 2017	–	–
Common stock, no par value; 40,000 shares authorized; 17,274 shares issued; 15,814 and 16,008 shares outstanding at 2018 and 2017	6,509	6,509
Paid-in capital	2,303	2,244
Treasury stock, at cost	(12,970)	(11,812)
Retained earnings	46,563	49,649
Total stockholders’ equity	42,405	46,590

Total liabilities and stockholders’ equity	$56,807	$64,519

See accompanying notes to consolidated financial statements

LIFEWAY FOODS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

For the Years Ended December 31, 2018 and 2017

(In thousands, except per share data)

	2018	2017

Net sales	$103,350	$118,893

Cost of goods sold	74,646	85,757
Depreciation expense	2,846	2,440
Total cost of goods sold	77,492	88,197

Gross profit	25,858	30,696

Selling expenses	13,477	16,595
General and administrative	13,616	13,955
Goodwill impairment	1,244	–
Amortization expense	631	672
Total operating expenses	28,968	31,222

Loss from operations	(3,110)	(526)

Other income (expense):
Interest expense	(271)	(242)
Gain (loss) on sale of property and equipment	54	(38)
Other income	16	2
Total other expense	(201)	(278)

Loss before provision for income taxes	(3,311)	(804)

Benefit for income taxes	(225)	(458)

Net loss	$(3,086)	$(346)

Basic loss per common share	$(0.19)	$(0.02)

Diluted loss per common share	$(0.19)	$(0.02)

Weighted average number of shares outstanding - Basic	15,872	16,105

Weighted average number of shares outstanding - Diluted	16,319	16,105

See accompanying notes to consolidated financial statements

LIFEWAY FOODS, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

For the Years Ended December 31, 2018 and 2017

(In thousands)

	Common Stock
	Issued		In treasury		Paid-In	Retained	Total
	Shares	$	Shares	$	Capital	Earnings	Equity

Balance, January 1, 2017	17,274	$6,509	(1,120)	$(10,340)	$2,198	$49,995	$48,362

Treasury stock purchased	–	–	(148)	(1,486)	–	–	(1,486)

Issuance of common stock in connection with stock-based compensation	–	–	2	14	(14)	–	–

Stock-based compensation	–	–	–	–	60	–	60

Net income	–	–	–	–	–	(346)	(346)

Balance, December 31, 2017	17,274	$6,509	(1,266)	$(11,812)	$2,244	$49,649	$46,590

Treasury stock purchased	–	–	(218)	(1,379)	–	–	(1,379)

Issuance of common stock in connection with stock-based compensation	–	–	24	221	(89)	–	132

Stock-based compensation	–	–	–	–	148	–	148

Net loss	–	–	–	–	–	(3,086)	(3,086)

Balance, December 31, 2018	17,274	$6,509	(1,460)	$(12,970)	$2,303	$46,563	$42,405

See accompanying notes to consolidated financial statements

LIFEWAY FOODS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2018 and 2017

(In thousands)

	2018	2017

Cash flows from operating activities:
Net loss	$(3,086)	$(346)
Adjustments to reconcile net loss to operating cash flow:
Depreciation and amortization	3,477	3,112
Non-cash interest expense	14	–
Bad debt expense	21	480
Deferred Revenue	(97)	–
Reserve for inventory obsolescence	558	374
Stock-based compensation	802	596
Deferred income taxes	(451)	(352)
(Gain) loss on sale of property and equipment	(54)	38
Goodwill impairment	1,244	–
(Increase) decrease in operating assets:
Accounts receivable	2,379	780
Inventories	1,322	(29)
Refundable income taxes	(401)	(2,038)
Prepaid expenses and other current assets	(78)	(197)
Increase (decrease) in operating liabilities:
Accounts payable	(2,278)	1,130
Accrued expenses	(858)	711
Accrued income taxes	(97)	(451)
Net cash provided by operating activities	2,417	3,808

Cash flows from investing activities:
Purchases of investments	(500)	(25)
Proceeds from sale of investments	500	–
Purchases of property and equipment	(2,824)	(5,341)
Proceeds from sale of property and equipment	104	50
Net cash used in investing activities	(2,720)	(5,316)

Cash flows from financing activities:
Borrowings under revolving credit facility	6,050	–
Payment of deferred financing costs	(69)	–
Purchase of treasury stock	(1,379)	(1,486)
Repayment of notes payable	(6,279)	(840)
Net cash used in financing activities	(1,677)	(2,326)

Net decrease in cash and cash equivalents	(1,980)	(3,834)

Cash and cash equivalents at the beginning of the period	4,978	8,812

Cash and cash equivalents at the end of the period	$2,998	$4,978

Supplemental cash flow information:
Cash paid for income taxes, net of refunds	$723	$2,382
Cash paid for interest	261	241

See accompanying notes to consolidated financial statements

LIFEWAY FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2018 and 2017

(In thousands)

Note 1 – Basis of presentation

The accompanying consolidated financial statements and accompanying notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Our consolidated financial statements include all of the assets, liabilities and results of operations of Lifeway’s wholly owned subsidiaries (collectively “Lifeway” or the “Company”). All inter-company balances and transactions have been eliminated in the consolidated financial statements.

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

Revenue Recognition

We sell food and beverage products across select product categories to customers predominantly within the United States (see Note 11, Segments, Products and Customers). We also sell bulk cream, a byproduct of our fluid milk manufacturing process. In accordance with Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers, we recognize revenue when control over the products transfers to our customers, which generally occurs upon delivery to our customers or their common carriers. The Company adopted this standard at the beginning of fiscal year 2018, with no significant impact to its financial position or results of operations, using the modified retrospective method. The amount of revenue recognized reflects the consideration to which the Company expects to be entitled to receive in exchange for these goods or services, using the five-step method required by ASC 606.

For the Company, the contract is the approved sales order, which may also be supplemented by other agreements that formalize various terms and conditions with customers. The Company applies judgment in determining the customer’s ability and intention to pay, which is based on a variety of factors including the customer’s historical payment experience or, in the case of a new customer, published credit and financial information pertaining to the customer.

Performance obligations promised in a contract are identified based on the goods or services that will be transferred to the customer, which is the delivery of food products which provide immediate benefit to the customer.

We account for product shipping and handling as fulfillment activities with revenues for these activities recorded within net revenue and costs recorded within cost of goods sold. Any taxes collected on behalf of government authorities are excluded from net revenues.

Variable consideration, which typically includes volume-based rebates, known or expected pricing or revenue adjustments, such as trade discounts, allowances for non-saleable products, product returns, trade incentives and coupon redemption, is estimated utilizing the most likely amount method.

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

Accounts Receivable

We provide credit terms to customer in-line with industry standards and maintain allowances for potential credit losses based on historical experience. Customer balances are written off after all collection efforts are exhausted. Estimated product returns, which have not been material, are deducted from sales at the time of revenue recognition.

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

Lifeway’s financial assets and liabilities that are not carried at fair value on a recurring basis include cash and cash equivalents, accounts receivable, other receivables, accounts payable, accrued expenses and revolving line of credit for which carrying value approximates fair value.

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

Property, plant and equipment is being depreciated over the following useful lives:

Category	Years
Buildings and improvements	31 and 39
Machinery and equipment	5 – 12
Office equipment	3 – 7
Vehicles	5
Leasehold improvements	Shorter of expected useful life or lease term

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

Long-lived assets, including property, plant, and equipment, and cost method investments, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable and prior to any goodwill impairment test. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. There were no indicators of tangible asset impairment in 2018 or 2017.

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

The principal sources of temporary differences are different depreciation and amortization methods for financial statement and tax purposes, capitalization of indirect costs for tax purposes, purchase price adjustments, incentive compensation, reserves for excess and obsolete inventory, the allowance for doubtful accounts, and the newly enacted interest expense limitations.

Lifeway has analyzed filing positions in all the federal and state jurisdictions where it is required to file income tax returns, as well as all open tax years in these jurisdictions. We recognize the income tax benefit from an uncertain tax position when it is more likely than not that, based on technical merits, the position will be sustained upon examination, including resolutions of any related appeals or litigation processes. We apply a more likely than not threshold to the recognition and derecognition of uncertain tax positions. Accordingly, we recognize the amount of tax benefit that has a greater than 50% likelihood of being ultimately realized upon settlement. Future changes in judgment related to the expected ultimate resolution of uncertain tax positions will affect earnings in the quarter of such change. For those income tax positions where it is not more likely than not that a tax benefit will be sustained, no tax benefit has been recognized in the financial statements. The total amount of unrecognized tax benefits can change due to audit settlements, tax examination activities, statute expirations and the recognition and measurement criteria under accounting for uncertainty in income taxes. Lifeway recognizes penalties and interest related to unrecognized tax benefits in the provision (benefit) for income taxes in the consolidated statements of operations.

Share-based compensation

Share-based compensation expense is recognized for equity awards over the vesting period based on their grant date fair value. The fair value of restricted stock awards is equal to the closing price of our stock on the date of grant.

Treasury stock

Treasury stock is recorded using the cost method.

Advertising costs

Lifeway expenses advertising costs as incurred. For the years ended December 31, 2018 and 2017 total advertising expenses were $4,518 and $7,402, respectively.

Earnings (loss) per common share

Basic earnings (loss) per common share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares issued and outstanding during each period. Diluted earnings (loss) per common share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares issued and outstanding and the effect of all dilutive common stock equivalents outstanding during each period. For the years ended December 31, 2018 and 2017, there were 0 common stock equivalents outstanding.

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

In January 2017, the FASB issued ASU No. 2017-04, Intangibles - Goodwill and Other: Simplifying the Test for Goodwill Impairment. The new guidance simplifies the subsequent measurement of goodwill by removing the second step of the two-step impairment test. The amendment requires an entity to perform its annual or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. The Company adopted the new standard on a prospective basis through our test for goodwill impairment in the fourth quarter of 2018. See note 5 for further discussion and the results of our test for goodwill impairment.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), which supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, including most industry-specific requirements. ASU 2014-09 establishes a five-step revenue recognition process in which an entity will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which an entity expects to be entitled in exchange for those goods or services. The standard allows for either “full retrospective” adoption, meaning the standard is applied to all of the periods presented, or “modified retrospective” adoption, meaning the standard is applied only to the most current period presented in the financial statements. ASU 2014-09 also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenues and cash flows from contracts with customers. On August 12, 2015 the FASB approved a one-year delay of the effective date to reporting periods beginning after December 15, 2017, while permitting companies to voluntarily adopt the new standard as of the original effective date. In December 2016, the FASB issued ASU No. 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers, which clarifies narrow aspects of ASC 606 or corrects unintended application of the guidance. The effective date and transition requirements for ASU 2016-20 are the same as the effective date and transition requirements for ASU 2014-09. Under the delayed effective date, this guidance was effective January 1, 2018. We adopted the new standard on January 1, 2018 on a modified retrospective basis. The adoption of this amendment had no material impact on the consolidated financial statements. The Company has revised its relevant policies and procedures, as applicable, to meet the new accounting, reporting and disclosure requirements of Topic 606 and has updated internal controls accordingly. Refer to the Revenue Recognition section above and Note 11, Segment, Products, and Customers for additional information.

Recently Issued Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which affects any entity that enters into a lease (as that term is defined in ASU 2016-02), with some specified scope exceptions. Under ASU 2016-02, companies can adopt the amended guidance using a modified retrospective transition approach, using an application date of either the beginning of the earliest comparative period presented or the beginning of the reporting period in which the companies first apply the new standard. We adopted this standard on January 1, 2019 using the an application date of January 1, 2019, and elected certain practical expedients allowed under the standard. In July 2018, the FASB issued ASU No. 2018-11, Leases (842), Targeted Improvements, which provides an additional transition election to not restate comparative periods for the effects of applying the new standard. The guidance requires lessees to recognize lease assets and lease liabilities in the balance sheet and disclose key information about leasing arrangements, such as information about variable lease payments and options to renew and terminate leases. The amended guidance will require both operating and finance leases to be recognized in the balance sheet. A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. The new guidance is effective for financial statements issued for fiscal years beginning after December 15, 2018, and interim periods within those years.

Lifeway will elect certain of the practical expedients that are permitted under the transition guidance within ASU 2016-02 and related standards. Among other things, this practical expedient allows us to carryforward the historical lease classification, and not reassess initial direct costs for any existing leases as of January 1, 2019 or reassess whether any expired or existing contracts are or contain leases. In addition, we are electing to adopt the hindsight practical expedient to determine the reasonably certain lease term for existing leases. We will make an accounting policy election to continue recording leases with an initial term of 12 months or less consistent with our prior financial reporting and elect the practical expedient to combine lease and non-lease components. The Company has revised its relevant policies and procedures, as applicable, to meet the new accounting, reporting and disclosure requirements of Topic 842 and has updated internal controls accordingly.

The main difference between the guidance in ASU 2016-02 and current GAAP is the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under current GAAP. Recognition of the assets and liabilities will have a material impact to our consolidated balance sheets upon adoption. However, since all of our leases are operating leases under ASC 840 and we will carryforward the historical lease classification, the new standard will have no immediate, material impact on our Consolidated Statements of Operations, Consolidated Statements of Stockholders’ Equity, or Consolidated Statements of Cash Flows. We are in the process of finalizing our review of contracts and calculating the impact of the new standard on our balance sheet. We expect the adoption to result in increase of assets of approximately $745 and liabilities of $772 as of January 1, 2019.

Note 3 – Inventories, net

Inventories consisted of the following:

	December 31,
	2018	2017
Ingredients	$1,580	$1,717
Packaging	2,072	2,453
Finished goods	2,165	3,527
Total inventories, net	$5,817	$7,697

Note 4 – Property, Plant and Equipment, net

Property, plant and equipment consisted of the following:

	December 31,
	2018	2017
Land	$1,747	$1,747
Buildings and improvements	17,520	17,260
Machinery and equipment	29,692	27,539
Vehicles	937	901
Office equipment	838	734
Construction in process	546	1,683
	51,280	49,864
Less accumulated depreciation	(26,707)	(25,219)
Total property, plant and equipment, net	$24,573	$24,645

Note 5 – Goodwill and Intangible Assets

Goodwill and indefinite-lived intangible assets consisted of the following:

	December 31,
	2018	2017
Goodwill	$9,124	$10,368
Brand names	3,700	3,700
Goodwill and indefinite lived intangible assets	$12,824	$14,068

We conduct impairment tests of goodwill and indefinite-lived intangible assets annually as of the fourth quarter and on an interim basis when circumstances arise that indicate a possible impairment. In the fourth quarter of 2018, we early adopted ASU 2017-04, Intangibles — Goodwill and Other: Simplifying the Test for Goodwill Impairment, which simplifies the subsequent measurement of goodwill by removing the second step of the two-step impairment test.

We completed our step one goodwill impairment analysis for our single reporting unit during the fourth quarter of 2018. Considerable management judgment is necessary to evaluate goodwill and indefinite-lived intangible assets for impairment. We estimate fair value using widely accepted valuation techniques including discounted cash flows and market multiples analysis with respect to our single reporting unit, and the relief-from-royalty method with respect to our indefinite-lived brand names. These valuation approaches are dependent upon a number of factors, including estimates of future growth and trends, royalty rates in the category of intellectual property, discount rates and other variables. Assumptions used in our valuations were consistent with our internal projections and operating plans, as well as other factors and assumptions, and significant management judgment. Additionally, under the market approach analysis, we used significant other observable inputs including various guideline company comparisons. We base our fair value estimates on assumptions we believe to be reasonable, but which are unpredictable and inherently uncertain. Changes in these estimates or assumptions could materially affect the determination of fair value and the conclusions of the step one analysis for our one reporting unit.

Upon completion of the annual goodwill impairment analysis as of December 31, 2018, the Company recorded impairment losses of $1,244. The goodwill impairment loss is included in Goodwill impairment on the Consolidated Statements of Operations. As of December 31, 2018, the gross carrying value of goodwill was $10,368 and accumulated goodwill impairment was $1,244.

The Company performed the annual impairment assessment on the indefinite-lived intangible asset as of December 31, 2018 resulting in no impairment losses.

Finite-lived Intangible Assets

Other intangible assets, net consisted of the following:

	December 31,
	2018	2017
Recipes	$44	$44
Customer lists and other customer related intangibles	4,529	4,529
Customer relationships	985	985
Trade names	2,248	2,248
Formula	438	438
	8,244	8,244
Accumulated amortization	(7,900)	(7,269)
Intangible assets, net	$344	$975

The estimated annual intangible asset amortization expense related to amortizable intangible assets as of December 31, 2018 is as follows:

2019	$214
2020	130
Total	$344

Note 6 – Accrued Expenses

Accrued expenses consisted of the following:

	December 31,
	2018	2017
Payroll and incentive compensation	$1,937	$2,208
Real estate taxes	398	371
Other	442	405
Total accrued expenses	$2,777	$2,984

Note 7 – Debt

Notes payable consisted of the following:

	December 31,
	2018	2017

Variable rate term loan due May 31, 2018. Principal and interest payable monthly with a balloon payment due at maturity. Paid in full.	$–	$2,832

Variable rate term loan due May 31, 2019. Principal and interest payable monthly with a balloon payment due at maturity. Paid in full.	–	3,447
Total term loans	–	6,279
Less current portion	–	(3,166)
Total long-term portion	$–	$3,113

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

As of December 31, 2018, we had $5,995, net of $55 of unamortized deferred financing costs, outstanding under the Revolving Credit Facility. We had approximately $3,950 available under the Borrowing Base for future borrowings as of December 31, 2018.

All outstanding amounts under the Loans bear interest, at Lifeway’s election, at either the lender Base Rate (the greater of either the Federal Funds Rate plus 0.5%, or the Prime Rate) or the LIBOR plus 2.50%, payable monthly in arrears. Lifeway is also required to pay a quarterly unused line fee and, in conjunction with the issuance of any letters of credit, a letter of credit fee. Lifeway’s average interest rate on debt outstanding under our Revolving Credit Facility for the period May 7, 2018 through December 31, 2018 was 4.79%. The weighted-average interest rate on debt outstanding at December 31, 2018 was 4.98%.

The commitment under the Revolving Credit Facility matures May 7, 2021. The Revolving Credit Facility is presented as a long-term debt obligation as of December 31, 2018. The Loans and all other amounts due and owed under the Revolving Credit Facility and related documents are secured by substantially all of our assets.

Amounts available for borrowing under the Revolving Credit Facility equal the lesser of (i) the Borrowing Base (as defined below), or (ii) $10 million (plus the amount of any Incremental Facility requested by Lifeway and approved by lender), in each case, as the same is reduced by the aggregate principal amount outstanding under the Loans. “Borrowing Base” under the Revolving Credit Facility means, generally, an amount equal to our cash and cash equivalents plus our eligible accounts receivable and eligible inventory, less certain reserves, divided by 1.5.

The Revolving Credit Facility contains customary representations, warranties, and covenants on the part of Lifeway, including financial covenants requiring us to achieve a minimum EBITDA threshold for each of the fiscal quarters through December 31, 2018; maintain (a) a fixed charge coverage ratio of no less than 1.25 to 1.0, and (b) a Senior Debt to EBITDA ratio of not more than 3.00 to 1.0 at December 31, 2018 and for each of the succeeding fiscal quarters ending through the expiration date. The Revolving Credit Facility also provides for events of default, including failure to repay principal and interest when due and failure to perform or violation of the provisions or covenants of the agreement, as a result of which amounts due under the Revolving Credit Facility may be accelerated. We were not in compliance with the minimum EBITDA and fixed charge coverage ratio covenants at December 31, 2018, but we have obtained a waiver of those covenants as of that date. The revolving credit facility was amended on April 10, 2019, effective March 31, 2019. See Note 14 for discussion of this subsequent event.

Note 8 – Commitments and contingencies

Lease obligations

Lifeway leases three retail stores for its Lifeway Kefir Shop subsidiary, certain machinery and equipment, and office space under operating leases. Total lease expense was $769 and $702 for the years ended December 31, 2018 and 2017, respectively. Future annual minimum base rental payments under non-cancelable leases with a lease term in excess of one year as of December 31, 2018 were as follows:

Year	Operating Leases
2019	$473
2020	171
2021	95
2022	55
2023	4
Total minimum lease payments	$798

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

The SEC issued Staff Accounting Bulletin No. 118 ("SAB 118") to address the application of US GAAP in situations where a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Act. To the extent that a company’s accounting for the Tax Act is incomplete but it is able to provide a reasonable estimate, it must record a provisional amount in the financial statements. SAB 118 provides a measurement period that should not extend beyond one year from the Tax Act enactment date for companies to complete the accounting under ASC 740.

For the year-ended December 31, 2017, the Company recorded an estimate of the provisions of the Act and recognized a $378 discrete net tax benefit in our 2017 financial statements arising from revaluing our net deferred tax liabilities to reflect the new tax rate. As of December 31, 2018, there have been no changes to the provisional estimate.

The provision (benefit) for income taxes consists of the following:

	For the Years Ended December 31,
	2018	2017
Current:
Federal	$(13)	$(359)
State and local	249	193
Total current	236	(166)
Deferred	(461)	(292)
Benefit for income taxes	$(225)	$(458)

A reconciliation of the U.S. federal statutory rate to the effective tax rate used in the provision for income taxes is as follows:

	2018		2017
	Amount	Percentage	Amount	Percentage
Federal income tax computed at the statutory rate	$(695)	21.0%	$(274)	34.0%
State and local tax, net	(47)	1.4%	1	(0.1)%
Goodwill impairment	324	(9.8)%	–	0.0%
U.S. domestic manufacturers’ deduction & other permanent differences	147	(4.4)%	111	(13.8)%
Changes for tax positions of prior years	–	0.0%	118	(14.6)%
Change in tax rates (a)	(37)	1.1%	(378)	47.0%
Change in tax estimate	83	(2.5)%	(36)	4.5%
Benefit for income taxes	$(225)	6.8%	$(458)	57.0%

(a)	Includes the estimated impact of the Act in 2017.

The tax effects of temporary differences giving rise to deferred income tax assets and liabilities are as follows:

	December 31,
	2018	2017
Deferred tax liabilities attributable to:
Accumulated depreciation and amortization	$(2,062)	$(1,784)
Total net deferred tax liabilities	(2,062)	(1,784)
Deferred tax assets attributable to:
Net operating losses	595	14
Capital loss carry-forward & investment impairment	115	122
Incentive compensation	448	255
Inventory	355	335
Allowances for doubtful accounts and discounts	109	161
Other	50	57
Total net deferred tax assets	1,673	944
Net deferred tax liabilities	$(390)	$(840)

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2018	2017
Balance at January 1	$181	$63
Additions for tax positions of prior years	–	118
Release for tax positions of prior years	(118)	–
Balance at December 31	$63	$181

Lifeway is subject to U.S. federal income tax as well as income tax in multiple state and city jurisdictions. With limited exceptions, our calendar year 2015 and subsequent federal and state tax years remain open by statute. The amount of unrecognized tax benefits that, if recognized, would impact the annual effective tax rate was not significant as of December 31, 2018 and 2017.

The amount of interest and penalties recognized in the consolidated statements of operations was $0 and $152 during 2018 and 2017, respectively. The amount of accrued interest and penalties recognized in the consolidated balance sheets was $19 and $171 at December 31, 2018 and 2017, respectively.

Note 10 – Stock-based and Other Compensation

In December 2015, Lifeway stockholders approved the 2015 Omnibus Incentive Plan, which authorized the issuance of an aggregate of 3.5 million shares to satisfy awards of stock options, stock appreciation rights, unrestricted stock, restricted stock, restricted stock units, performance shares and performance units to qualifying employees. Under the Plan, the Board or its Audit and Corporate Governance Committee approves stock awards to executive officers and certain senior executives, generally in the form of restricted stock or performance shares. The number of performance shares that participants may earn depends on the extent to which the corresponding performance goals have been achieved. Stock awards generally vest over a three-year performance or service period. At December 31, 2018, 3.467 million shares remain available under the Omnibus Incentive Plan. While we plan to continue to issue awards pursuant to the Plan at least annually, we may choose to suspend the issuance of new awards in the future and may grant additional awards at any time including issuing special grants of restricted stock, restricted stock units, and stock options to attract and retain new and existing executives.

Stock Options

Pursuant to the Omnibus Incentive Plan, Lifeway granted 26 stock options to certain key employees effective January 1, 2016 and 24 stock options on July 1, 2016 (the “2016 options”). The 2016 options generally vest over a three-year period, on a relatively accelerated basis. The accelerated vesting reflects the landmark nature of the awards and the relative tenure of individual participants.

The following table summarizes stock option activity during the year ended December 31, 2018:

	Options	Weighted average exercise price	Weighted average remaining contractual life	Aggregate intrinsic value

Outstanding at December 31, 2017	45	$10.45	–	–
Granted	–	$–	–
Exercised	–	$–	–	–
Forfeited	(4)	$10.73	–	–
Outstanding at December 31, 2018	41	$10.42	7.22	$–
Exercisable at December 31, 2018	36	$10.42	7.23	$–

For the years ended December 31, 2018 and 2017 total pre-tax stock-based compensation expense recognized in the consolidated statements of operations was $9 and $41, respectively. For the years ended December 31, 2018 and 2017 tax-related benefits of $3 and $17 were also recognized. As of December 31, 2018, the total remaining unearned compensation related to non-vested stock options was $1, which is expected to be amortized over the weighted-average remaining service period of 0.50 years.

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

Restricted Stock Awards

Lifeway’s Board granted 20 Restricted Stock Awards (“RSAs”) to certain non-employee directors in June 2018 vesting over a three-year service period. We also approved awards of 16 RSA’s to employees during 2018. An RSA represents the right to receive one share of common stock in the future. RSAs have no exercise price.

The following table summarizes RSA activity during the year ended December 31, 2018:

RSA’s

Outstanding at December 31, 2017	–
Granted	36
Shares issued upon vesting	(2)
Forfeited	(9)
Outstanding at December 31, 2018	25
Weighted average grant date fair value per share outstanding	$4.77

We expense RSA’s over the service period. For the years ended December 31, 2018 and 2017 total pre-tax stock-based compensation expense recognized in the consolidated statements of operations was $47 and $18, respectively. For the years ended December 31, 2018 and 2017 tax-related benefits of $13 and $7, respectively, were also recognized. As of December 31, 2018, the total remaining unearned compensation related to non-vested RSA’s was $81, which is expected to be amortized over the weighted-average remaining service period of 1.32 years.

Long-Term Incentive Compensation

Lifeway established a long-term incentive-based compensation program for fiscal year 2017 (the “2017 Plan”) for certain senior executives and key employees (the “participants”). We established a similar plan for participants for fiscal year 2018 (the “2018 Plan”). Under both the 2017 Plan and the 2018 Plan, long-term incentive compensation is based on Lifeway’s achievement of certain sales and adjusted EBITDA performance levels versus respective targets established by the Board for each fiscal year.

Under the 2017 Plan, collectively the participants had the opportunity to earn cash and equity-based incentive compensation in amounts ranging from $0 to $11,025 depending on Lifeway’s performance levels compared to the respective targets and the senior executive’s performance compared to their individual objectives. The equity portion of the incentive compensation is payable in restricted stock that vests one-third in each of the three years from the 2017 grant dates. For the year ended December 31, 2018, $636 was expensed under the 2017 Plan as stock-based compensation expense in the consolidated statements of operations. For the year ended December 31, 2017, incentive compensation earned by participants and expensed under the plan was $3,589 of which $1,610 will be settled through the issuance of stock, subject to vesting, and $1,979 will be settled in cash. For the year ended December 31, 2017, incentive compensation recognized in the consolidated statement of operations under the 2017 Plan was $2,516. As of December 31, 2018, the total remaining unearned compensation related to the 2017 Plan was $336, of which $287 and $49 is expected to be recognized in 2019 and 2020, respectively, subject to vesting.

Under the 2018 Plan, collectively the participants have the opportunity to earn cash and equity-based incentive compensation in amounts ranging from $0 to $11,200 depending on Lifeway’s performance levels compared to the respective targets and the senior executive’s performance compared to their individual objectives. The equity portion of the incentive compensation is payable in restricted stock that vests one-third in each of the three years from the 2018 grant dates. For the year ended December 31, 2018, $76 was expensed under the 2018 Plan as cash bonus expense in the consolidated statements of operations. There were no equity-based incentive earnings under the 2018 plan during the year ended December 31, 2018.

Retirement Benefits

Lifeway has a defined contribution plan which is available to substantially all full-time employees. Under the terms of the plan we match employee contributions under a prescribed formula. For the years ended December 31, 2018 and 2017 total contribution expense recognized in the consolidated statements of operations was $417 and $376, respectively.

Note 11 – Segments, Products and Customers

Lifeway’s primary product is drinkable kefir, a cultured dairy product. Lifeway Kefir is tart and tangy, high in protein, calcium and vitamin D. Thanks to our exclusive blend of kefir cultures, each cup of kefir contains 12 live and active cultures and 15 to 20 billion beneficial CFU (Colony Forming Units) at the time of manufacture.

We manufacture (directly or through co-packers) our products under our own brand, as well as under private labels on behalf of certain customers. As of December 31, 2018, Lifeway offered approximately 20 varieties of our kefir products including more than 60 flavors. In addition to our core drinkable kefir products, we offer several lines of products developed through our innovation and development efforts. These include Kefir Cups, a strained, cupped version of our kefir; and Organic Farmer Cheese Cups, a cupped version of our soft cheeses, both served in resealable 5 oz. containers. We also offer Skyr, a strained cupped Icelandic yogurt; Plantiful, a plant-based probiotic beverage made from organic and non-GMO pea protein with 10 vegan kefir cultures; a line of probiotic supplements for adults and children; and a soft serve kefir mix.

Our product categories are:

•	Drinkable Kefir, sold in a variety of organic and non-organic sizes, flavors, and types, including low fat, non-fat, whole milk, protein, BioKefir (a 3.5 oz. kefir with additional probiotic cultures), and Kefir with Oats.

•	European-style soft cheeses, including farmer cheese in resealable cups.

•	Cream and other, which consists primarily of cream, a byproduct of making our kefir.

•	ProBugs, a line of kefir products in drinkable and frozen formats, designed for children.

•	Other Dairy, which includes Cupped Kefir and Icelandic Skyr, a line of strained kefir and yogurt products in resealable cups.

•	Frozen Kefir, available in both bars and pint-size containers.

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

Net sales of products by category were as follows for the years ended December 31:

	2018		2017
In thousands	$	%	$	%

Drinkable Kefir other than ProBugs	$78,523	76%	$90,514	76%
Cheese	11,486	11%	11,516	10%
Cream and other	5,276	5%	6,527	5%
Cupped Kefir and Skyr	3,836	4%	4,138	4%
ProBugs Kefir	2,795	3%	4,537	4%
Frozen Kefir (a)	1,434	1%	1,661	1%
Net Sales	$103,350	100%	$118,893	100%

(a)	Includes Lifeway Kefir Shop sales

Significant Customers – Sales are predominately to companies in the retail food industry located within the United States. Two major customers accounted for approximately 21% and 22% of net sales for the years ended December 31, 2018 and 2017, respectively. Two major customers accounted for approximately 17% and 19% of accounts receivable as of December 31, 2018 and 2017, respectively. Our ten largest customers as a group accounted for approximately 59% of net sales for the years ended December 31, 2018 and 2017.

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

Pursuant to the share repurchase program, during the year ended December 31, 2018, the Company repurchased 218 shares at a cost of $1,379 or approximately $6.33 per share. During the year ended December 31, 2017, the Company repurchased 148 shares at a cost of $1,486 or approximately $10.07 per share. Approximately $4,503 remained available under this program as of December 31, 2018.

Note 13 – Related party transactions

Lifeway obtains consulting services from the Chairperson of its Board of Directors. Fees earned by the Chairperson are included in general and administrative expenses in the accompanying consolidated statements of operations and were $1,000 during the years ended December 31, 2018 and 2017, respectively.

Lifeway is also a party to a royalty agreement with the Chairperson under which we pay the Chairperson a royalty based on the sale of certain Lifeway products, not to exceed $50 in any fiscal month. Royalties earned by the Chairperson are included in selling expenses in the accompanying consolidated statements of operations and were $587 and $600 during the years ended December 31, 2018 and 2017, respectively.

Note 14 – Subsequent Events

On April 10, 2019, effective March 31, 2019, Lifeway entered into the First Modification to the Amended and Restated Loan and Security Agreement (the “Modified Revolving Credit Facility”) with its existing lender. Under the amendment, the Modified Revolving Credit Facility provides for a revolving line of credit up to a maximum of $9 million (the “Revolving Loan”) with an incremental facility not to exceed $5 million (the “Incremental Facility” and together with the Revolving Loan, the “Loans”).

All outstanding amounts under the Loans bear interest, based on a level of the Senior Debt to EBITDA ratio, at Lifeway’s election, at either the lender Base Rate (the greater of either the Federal Funds Rate plus 0.0% to 0.5%, or the Prime Rate) or the LIBOR plus 2.25% to 3.00%, payable monthly in arrears. Lifeway is also required to pay a quarterly unused line fee and, in conjunction with the issuance of any letters of credit, a letter of credit fee.

As amended, the Modified Revolving Credit Facility contains customary representations, warranties, and covenants on the part of Lifeway, including financial covenants requiring us to achieve a minimum EBITDA threshold for each of the fiscal quarters through December 31, 2019, and maintain a fixed charge coverage ratio of no less than 1.25 to 1.0 each of the fiscal quarters ending through the expiration date. The Modified Revolving Credit Facility also provides for events of default, including failure to repay principal and interest when due and failure to perform or violation of the provisions or covenants of the agreement, as a result of which amounts due under the Modified Revolving Credit Facility may be accelerated.

The Company had outstanding borrowings of $4,720 at the time of the modification.

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

As of December 31, 2018 (the “Evaluation Date”), we conducted an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of the Evaluation Date, our disclosure controls and procedures were not effective at the reasonable assurance level as of December 31, 2018 in ensuring that information required to be disclosed by us under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified under the Exchange Act rules and forms due to the material weakness described below. As a result, we performed additional analysis and other post-closing procedures to ensure our consolidated financial statements were prepared in accordance with generally accepted accounting principles, including reviewing the accounting for goodwill impairment. Accordingly, management has concluded, notwithstanding the material weakness described below, the company’s consolidated financial statements included in this Form 10-K fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented.

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

Management, including our Chief Executive Officer and our Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2018. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework (2013).

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Based on this assessment, management has concluded that our internal control over financial reporting was not effective as of December 31, 2018 due to material weakness in our controls over the review of the result of the step one goodwill impairment evaluation performed by the third party valuation expert that we engaged. When preparing their report on the step one goodwill impairment evaluation, the third party valuation expert made certain analysis errors that our review controls did not detect. Because we recorded an adjustment to the financial statements, this control deficiency did not result in a material misstatement to the Company’s consolidated financial statements for the year ended December 31, 2018. However, management concluded that this control deficiency, if un-remediated, could, in future reporting periods, result in a material misstatement to the annual or interim consolidated financial statements that our controls may not prevent or detect. Accordingly, management has determined that this control deficiency constituted a material weakness.

Remediation of the Material Weakness

In response to the material weakness described above, management is currently evaluating our policies and procedures related to the review of the analysis in goodwill impairment reports prepared by third-party valuation experts and plans to design and implement adequate internal controls and procedures to ensure that (i) goodwill impairment is properly reviewed, accounted for and disclosed, and (ii) management can more effectively evaluate analysis conducted by third-party valuation service providers that perform the step one goodwill impairment analysis.

Changes in Internal Control over Financial Reporting

Except as discussed above there were no changes in our internal control over financial reporting that occurred during 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 14.        PRINCIPAL ACCOUNTANT FEES AND SERVICES.

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

3.	Exhibits.

No.	Description	Form	Period Ending	Exhibit	Filing Date

3.1	Amended and Restated Bylaws.	10-K	12/31/17	3.1	3/30/18

3.2	Articles of Incorporation, as amended and currently in effect	10-K	12/31/13	3.2	4/2/14

10.1	Stock Purchase Agreement dated October 1, 1999 by and among Danone Foods, Inc., Lifeway Foods, Inc., Michael Smolyansky and certain other parties	8-K		10.10	10/12/99

10.2	Stockholders’ Agreement dated October 1, 1999 by and among Danone Foods, Inc., Lifeway Foods, Inc., Michael Smolyansky and certain other parties	8-K		10.11	10/12/99

10.3	Letter Agreement dated December 24, 1999	8-K		10.12	1/12/00

10.4	Employment Agreement, dated September 12, 2002, between Lifeway Foods, Inc. and Julie Smolyansky	10-QSB/A No. 2	9/30/02	10.14	4/30/03

10.5	Consulting Agreement by and between the Company and Ludmila Smolyansky, dated as of March 8, 2016	10-K	12/31/15	10.23	3/16/16

10.6	Endorsement Agreement by and between the Company and Ludmila Smolyansky, dated as of March 14, 2016	10-K	12/31/15	10.24	3/16/16

10.7	Employment Agreement by and between the Company and Douglas A. Hass, dated as of April 21, 2017	8-K		10.1	4/26/17

10.5	Amended and Restated Loan and Security Agreement dated as of May 7, 2018 among Lifeway Foods, Inc., Fresh Made, Inc., The Lifeway Kefir Shop, LLC, Lifeway Wisconsin, Inc., and CIBC Bank USA, as Lender.	8-K		10.1	5/11/18

10.8	Employment Agreement by and between the Company and Amy Feldman, dated as of October 29, 2018	8-K		10.1	11/01/18

10.9	Employment Agreement by and between the Company and Eric Hanson, dated as of January 18, 2019	8-K		10.1	1/23/19

10.10	First Modification to Amended and Restated Loan and Security Agreement dated as of April 10, 2019 among Lifeway Foods, Inc., Fresh Made, Inc., The Lifeway Kefir Shop, LLC, Lifeway Wisconsin, Inc., and CIBC Bank USA, as Lender.	Filed Herewith

14	Code of Conduct and Ethics	10-K	12/31/13	14	4/2/14

21	List of Subsidiaries of the Registrant	Filed Herewith

23.1	Consent of Mayer Hoffman McCann P.C.	Filed Herewith

31.1	Rule 13a-14(a)/15d-14(a) Certification of Julie Smolyansky	Filed Herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification of Eric Hanson	Filed Herewith

32.1	Section 1350 Certification of Julie Smolyansky	Filed Herewith

32.2	Section 1350 Certification of Eric Hanson	Filed Herewith

99.1	Press release dated April 15, 2019 reporting the Company’s financial results for year ended December 31, 2018.	Furnished Herewith

101	Interactive Data Files	Filed Herewith

ITEM 16.        FORM 10-K SUMMARY.

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIFEWAY FOODS, INC.

Date: April 15, 2019	By:	/s/ Julie Smolyansky
Julie Smolyansky
Chief Executive Officer, President, and Director

Date: April 15, 2019	By:	/s/ Eric Hanson
Eric Hanson
Chief Financial & Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: April 15, 2019	/s/ Julie Smolyansky
Julie Smolyansky
Chief Executive Officer, President, and Director
(Principal Executive Officer)

Date: April 15, 2019	/s/ Edward Smolyansky
Edward Smolyansky
Chief Operating Officer, Treasurer, Secretary, and Director

Date: April 15, 2019	/s/ Eric Hanson
Eric Hanson
Chief Financial & Accounting Officer
(Principal Financial & Accounting Officer)

Date: April 15, 2019	/s/ Ludmila Smolyansky
Ludmila Smolyansky
Chairperson of the Board of Directors

Date: April 15, 2019	/s/ George Sent
George Sent
Lead Independent Director

Date: April 15, 2019	/s/ Pol Sikar
Pol Sikar
Director

Date: April 15, 2019	/s/ Renzo Bernardi
Renzo Bernardi
Director

Date: April 15, 2019
Jason Scher
Director

Date: April 15, 2019	/s/ Laurent Marcel
Laurent Marcel
Director

