Form 10-K/A
period 2018-12-31
Lifeway Foods, Inc.
filed 2019-04-19
CIK 814586

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

(Amendment No. 1)

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

EXPLANATORY NOTE

This Amendment No. 1 (the “Amendment”) to the Annual Report on Form 10-K for the fiscal year ended December 31, 2018, filed by Lifeway Foods, Inc. (the “Company”) with the U.S. Securities and Exchange Commission on April 15, 2019 (the “Original Form 10-K”), is being filed for the limited purpose of correcting scrivener’s errors in (i) the dates of the Reports of the Independent Registered Public Accounting Firm of Mayer Hoffman McCann P.C. (“Mayer Hoffman”) in Item 8 of the Original Form 10-K; and (ii) the date of and the report dates referenced within the Mayer Hoffman Consent of Independent Registered Public Accounting Firm filed as Exhibit 23.1 to the Original Form 10-K. Incorrectly dated versions of the Mayer Hoffman reports and consent were inadvertently included in the Original Form 10-K.

Except for corrections to the dates of and within the Mayer Hoffman reports and consent referenced above, as well as new dates for the signature page and required certifications, no other changes have been made to the Original Form 10-K. There have been no changes to any of the financial or other information contained in the Original Form 10-K. The Amendment does not reflect any subsequent information or events, and no other information included in the Original Form 10-K has been modified or updated in any way.

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

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in the 2013 Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated April 15, 2019 expressed an adverse opinion on the effectiveness of the company’s internal control over financial reporting.

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

This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2018 financial statements, and this report does not affect our report dated April 15, 2019, on those financial statements.

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

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets and the related statements of operations, stockholders’ equity, and cash flows of the Company, and our report dated, April 15, 2019, expressed an unqualified opinion.

/s/ Mayer Hoffman McCann P.C.

Chicago, Illinois

April 15, 2019

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

LIFEWAY FOODS, INC.

Date: April 18, 2019	By:	/s/ Eric Hanson
Eric Hanson
Chief Executive Officer, President, and Director

