Form 10-Q
period 2019-03-31
Lifeway Foods, Inc.
filed 2019-05-20
CIK 814586

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒       QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2019

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

(847) 967-1010

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, no par value	LWAY	Nasdaq Global Market

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

Number of shares of Common Stock, no par value, outstanding as of May 3, 2019: 15,795,034

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

LIFEWAY FOODS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

March 31, 2019 and December 31, 2018

(In thousands)

	March 31, 2019 (Unaudited)	December 31, 2018
Current assets
Cash and cash equivalents	$2,524	$2,998
Accounts receivable, net of allowance for doubtful accounts and discounts & allowances of $1,220 at March 31, 2019 and December 31, 2018 respectively	7,374	6,276
Inventories, net	6,514	5,817
Prepaid expenses and other current assets	1,123	1,077
Refundable income taxes	1,258	2,748
Total current assets	18,793	18,916

Property, plant and equipment, net	23,959	24,573
Operating lease right-of-use asset	1,056	–

Intangible assets
Goodwill & indefinite-lived intangibles	12,824	12,824
Other intangible assets, net	271	344
Total intangible assets	13,095	13,168

Other assets	165	150
Total assets	$57,068	$56,807

Current liabilities
Accounts payable	$5,601	$4,570
Accrued expenses	3,114	2,777
Accrued income taxes	87	106
Total current liabilities	8,802	7,453
Line of credit	4,671	5,995
Operating lease liabilities	611	–
Deferred income taxes, net	390	390
Other long-term liabilities	124	564
Total liabilities	14,598	14,402

Stockholders' equity
Preferred stock, no par value; 2,500 shares authorized; no shares issued or outstanding at March 31, 2019 and December 31, 2018, respectively	–	–
Common stock, no par value; 40,000 shares authorized; 17,274 shares issued; 15,773 and 15,814 outstanding at March 31, 2019 and December 31, 2018, respectively	6,509	6,509
Paid-in capital	2,663	2,303
Treasury stock, at cost	(12,824)	(12,970)
Retained earnings	46,122	46,563
Total stockholders' equity	42,470	42,405

Total liabilities and stockholders' equity	$57,068	$56,807

See accompanying notes to consolidated financial statements

LIFEWAY FOODS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

For the three months ended March 31, 2019 and 2018

(Unaudited)

(In thousands, except per share data)

	2019	2018

Net Sales	$24,615	$28,742

Cost of goods sold	17,567	20,025
Depreciation expense	745	680
Total cost of goods sold	18,312	20,705

Gross profit	6,303	8,037

Selling expense	3,139	4,018
General and administrative expense	3,492	3,705
Amortization expense	73	163
Total operating expenses	6,704	7,886

(Loss) income from operations	(401)	151

Other income (expense):
Interest expense	(69)	(63)
Gain on sale of property equipment	25	15
Other income, net	3	5
Total other income (expense)	(41)	(43)

(Loss) income before provision for income taxes	(442)	108

(Benefit) provision for income taxes	(54)	38

Net (loss) income	$(388)	$70

(Loss) earnings per common share:
Basic	$(0.02)	$0.00
Diluted	$(0.02)	$0.00

Weighted average common shares:
Basic	15,767	15,908
Diluted	15,767	16,019

See accompanying notes to consolidated financial statements

LIFEWAY FOODS, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

For the Three Months Ended March 31, 2019 and 2018

(Unaudited)

(In thousands)

	Common Stock
	Issued		In treasury		Paid-In	Retained	Total
	Shares	$	Shares	$	Capital	Earnings	Equity

Balance, January 1, 2018	17,274	$6,509	(1,266)	$(11,812)	$2,244	$49,649	$46,590

Issuance of common stock in connection with stock-based compensation	–	–	16	151	(54)	–	97

Treasury stock purchased	–	–	(131)	(1,052)	–	–	(1,052)

Stock-based compensation	–	–	–	–	5	–	5

Net income	–	–	–	–	–	70	70

Balance, March 31, 2018	17,274	$6,509	(1,381)	$(12,713)	$2,195	$49,719	$45,710

Balance, January 1, 2019	17,274	$6,509	(1,460)	$(12,970)	$2,303	$46,563	$42,405

Cumulative impact of change in accounting principles, net of tax	–	–	–	–	–	(53)	(53)

Issuance of common stock in connection with stock-based compensation	–	–	41	351	142	–	493

Treasury stock purchased	–	–	(82)	(205)	–	–	(205)

Stock-based compensation	–	–	–	–	218	–	218

Net loss	–	–	–	–	–	(388)	(388)

Balance, March 31, 2019	17,274	$6,509	(1,501)	$(12,824)	$2,663	$46,122	$42,470

See accompanying notes to consolidated financial statements

LIFEWAY FOODS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

For the Three Months Ended March 31, 2019 and 2018

(Unaudited)

(In thousands)

	2019	2018
Cash flows from operating activities:
Net (loss) income	$(388)	$70
Adjustments to reconcile net (loss) income to operating cash flow:
Depreciation and amortization	818	843
Bad debt expense	–	20
Reserve for inventory obsolescence	30	130
Stock-based compensation	353	386
Non-cash interest expense	6	–
Deferred revenue	(24)	(24)
(Gain) on sale of property and equipment	(25)	(15)
(Increase) decrease in operating assets:
Accounts receivable	(1,099)	467
Inventories	(727)	52
Refundable income taxes	1,490	(448)
Prepaid expenses and other current assets	(57)	(185)
Increase (decrease) in operating liabilities:
Accounts payable	1,031	288
Accrued expenses	(207)	(629)
Accrued income taxes	(19)	(102)
Net cash provided by operating activities	1,182	853

Cash flows from investing activities:
Purchases of property and equipment	(137)	(879)
Proceeds from sale of property and equipment	31	32
Purchase of investments	(15)	–
Net cash used in investing activities	(121)	(847)

Cash flows from financing activities:
Purchase of treasury stock	(205)	(1,052)
Repayment of line of credit	(1,330)	–
Repayment of notes payable	–	(210)
Net cash used in financing activities	(1,535)	(1,262)

Net decrease in cash and cash equivalents	(474)	(1,256)

Cash and cash equivalents at the beginning of the period	2,998	4,978

Cash and cash equivalents at the end of the period	$2,524	$3,722

Supplemental cash flow information:
Cash paid for income taxes, net of (refunds)	$(1,525)	$587
Cash paid for interest	$84	$63

Non-cash investing activities
Right-of-use assets recognized at ASU 2016-02 transition	$944	$–
Operating lease liability recognized at ASU 2016-02 transition	$997	$–
Right-of-use assets and operating lease liabilities recognized after ASU 2016-02 transition	$242	$–

See accompanying notes to consolidated financial statements

LIFEWAY FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

March 31, 2019 and December 31, 2018

(Unaudited)

(In thousands, except per share data)

Note 1 – Basis of Presentation

Basis of presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. (“U.S. GAAP”) for interim financial information, and do not include all of the information and disclosures required for complete, audited financial statements. In the opinion of management, these statements include all adjustments necessary for a fair presentation of the results of all interim periods reported herein. The consolidated financial statements and related notes should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K as of and for the year ended December 31, 2018. Results of operations for interim periods are not necessarily indicative of the results to be expected for other interim periods or the full year.

A detailed description of our significant accounting policies can be found in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

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

Revenue Recognition

We sell food and beverage products across select product categories to customers predominantly within the United States (see Note 11, Segments, Products and Customers). We also sell bulk cream, a byproduct of our fluid milk manufacturing process. In accordance with Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers, we recognize revenue when control over the products transfers to our customers, which generally occurs upon delivery to our customers or their common carriers. We adopted this standard at the beginning of fiscal year 2018, with no significant impact to its financial position or results of operations, using the modified retrospective method. The amount of revenue recognized reflects the consideration to which we expect to be entitled to receive in exchange for these goods or services, using the five-step method required by ASC 606.

For the Company, the contract is the approved sales order, which may also be supplemented by other agreements that formalize various terms and conditions with customers. We apply judgment in determining the customer’s ability and intention to pay, which is based on a variety of factors including the customer’s historical payment experience or, in the case of a new customer, published credit and financial information pertaining to the customer.

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

Key sales terms, such as pricing and quantities ordered, are established on a frequent basis such that most customer arrangements and related incentives have a one year or shorter duration. As such, we do not capitalize contract inception costs and we capitalize product fulfillment costs in accordance with U.S. GAAP and our inventory policies. We do not have any significant deferred revenue or unbilled receivables at the end of a period. We generally do not receive noncash consideration for the sale of goods, nor do we grant payment financing terms greater than one year.

Advertising and promotional costs

Lifeway expenses advertising costs as incurred. For the three months ended March 31, 2019 and 2018 total advertising expenses were $1,088 and $1,389 respectively.

Recently Adopted Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which affects any entity that enters into a lease (as that term is defined in ASU 2016-02), with some specified scope exceptions. Under ASU 2016-02, companies can adopt the amended guidance using a modified retrospective transition approach, using an application date of either the beginning of the earliest comparative period presented or the beginning of the reporting period in which the companies first apply the new standard. We adopted this standard on January 1, 2019 using the application date of January 1, 2019, and elected certain practical expedients allowed under the standard. In July 2018, the FASB issued ASU No. 2018-11, Leases (842), Targeted Improvements, which provides an additional transition election to not restate comparative periods for the effects of applying the new standard. The guidance requires lessees to recognize right-of-use assets and lease liabilities in the balance sheet and disclose key information about leasing arrangements, such as information about variable lease payments and options to renew and terminate leases. The amended guidance will require both operating and finance leases to be recognized in the balance sheet. A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term.

Lifeway elected certain of the practical expedients that are permitted under the transition guidance within ASU 2016-02 and related standards. Among other things, this practical expedient allowed us to carryforward the historical lease classification, and not reassess initial direct costs for any existing leases as of January 1, 2019 or reassess whether any expired or existing contracts are or contain leases. In addition, we elected to adopt the hindsight practical expedient to determine the reasonably certain lease term for existing leases. We made an accounting policy election to continue recording leases with an initial term of 12 months or less consistent with our prior financial reporting and elect the practical expedient to combine lease and non-lease components. We have revised its relevant policies and procedures, as applicable, to meet the new accounting, reporting and disclosure requirements of Topic 842 and has updated internal controls accordingly.

The main difference between the guidance in ASU 2016-02 and prior GAAP is the recognition of right-of-use assets and lease liabilities by lessees for those leases classified as operating leases under current GAAP. Recognition of the right-of-use assets and liabilities had a material impact to our consolidated balance sheets upon adoption. However, since all our leases are operating leases under ASC 840 and we will carryforward the historical lease classification, the new standard did not have a material impact on our Consolidated Statements of Operations, Consolidated Statements of Stockholders’ Equity, or Consolidated Statements of Cash Flows. The adoption resulted in an increase of the right-of-use assets of approximately $944 and lease liabilities of $997, and an adjustment to beginning retained earnings of $53 as of January 1, 2019.

Recently Issued Accounting Pronouncements

We do not anticipate a material impact upon adoption from any accounting standards issued but not yet adopted.

Note 3 – Inventories, net

Inventories consisted of the following:

	March 31, 2019	December 31, 2018
Ingredients	$1,742	$1,580
Packaging	2,188	2,072
Finished goods	2,584	2,165
Total inventories	$6,514	$5,817

Note 4 – Property, Plant and Equipment, net

Property, plant and equipment consisted of the following:

	March 31, 2019	December 31, 2018
Land	$1,747	$1,747
Buildings and improvements	17,566	17,520
Machinery and equipment	29,744	29,692
Vehicles	828	937
Office equipment	838	838
Construction in process	527	546
	51,250	51,280
Less accumulated depreciation	(27,291)	(26,707)
Total property, plant and equipment, net	$23,959	$24,573

Note 5 – Goodwill and Intangible Assets

Goodwill & indefinite-lived intangible assets consisted of the following:

	March 31, 2019	December 31, 2018
Gross goodwill	$10,368	$10,368
Accumulated impairment losses	(1,244)	(1,244)
Goodwill	9,124	9,124
Brand names	3,700	3,700
Goodwill and indefinite-lived intangible assets	$12,824	$12,824

Finite-lived Intangible Assets

Other intangible assets, net consisted of the following:

	March 31, 2019	December 31, 2018
Recipes	$44	$44
Customer lists and other customer related intangibles	4,529	4,529
Customer relationship	985	985
Trade names	2,248	2,248
Formula	438	438
	8,244	8,244
Accumulated amortization	(7,973)	(7,900)
Other intangible assets, net	$271	$344

Note 6 – Accrued Expenses

Accrued expenses consisted of the following:

	March 31, 2019	December 31, 2018
Payroll and incentive compensation	$1,881	$1,937
Operating leases	495	–
Real estate taxes	297	398
Other	441	442
	$3,114	$2,777

Note 7 – Debt

Notes Payable

We had two variable rate term loans with an aggregate outstanding balance of $6,069 as of March 31, 2018. The term loans were subject to interest at the prime rate or at the LIBOR plus 2.5% and were collateralized by substantially all of Lifeway’s assets. The two term loans were refinanced and paid in full on May 7, 2018. See Line of Credit below.

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

As of March 31, 2019, we had $4,671, net of $49 of unamortized deferred financing costs, outstanding under the Revolving Credit Facility. We had approximately $4,280 available under the Borrowing Base for future borrowings as of March 31, 2019.

All outstanding amounts under the Loans bear interest, at Lifeway’s election, at either the lender Base Rate (the greater of either the Federal Funds Rate plus 0.5%, or the Prime Rate) or the LIBOR plus 2.50%, payable monthly in arrears. Lifeway is also required to pay a quarterly unused line fee and, in conjunction with the issuance of any letters of credit, a letter of credit fee. Lifeway’s average interest rate on debt outstanding under our Revolving Credit Facility for the quarter ended March 31, 2019 was 4.98%.

The commitment under the Revolving Credit Facility matures May 7, 2021. The Revolving Credit Facility is presented as a long-term debt obligation as of March 31, 2019. The Loans and all other amounts due and owed under the Revolving Credit Facility and related documents are secured by substantially all of our assets.

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

The revolving credit facility was amended on April 10, 2019, effective March 31, 2019. See Note 14 for discussion of this subsequent event. We were in compliance with the minimum EBITDA and fixed charge coverage ratio covenants at March 31, 2019 as defined in Note 14.

Note 8 – Leases

Lifeway has operating leases for three retail stores for its Lifeway Kefir Shop subsidiary, certain machinery and equipment, and office space. All lease payments are fixed, not variable. Remaining lease terms for these leases range from less than 1 year to 5 years. Some of our leases include options to extend the leases for up to 5 years and have been included in our calculation of the right-of-use asset and lease liabilities. There are no residual value guarantees. We do not currently have leases which meet the finance lease classification as defined under ASC 842.

We do not record leases with an initial term of 12 months or less on the balance sheet. Expense for these short-term leases is recorded on a straight-line basis over the lease term. Total lease expense was $175 and $180 (including short term leases) for the three months ended March 31, 2019 and 2018, respectively.

Lifeway treats contracts as a lease when the contract conveys the right to use a physically distinct asset for a period of time in exchange for consideration, we direct the use of the asset and obtains substantially all the economic benefits of the asset.

Right-of-use assets and lease liabilities are measured and recognized based on the present value of the future minimum lease payments over the lease term at the commencement date. We have elected the practical expedient to combine lease and non-lease components into a single component for all of its leases. For many of our leases such as real estate leases, we are unable to determine an implicit rate; therefore, we use our incremental borrowing rate based on the information available at the commencement date in determining the present value of future payments for those leases. We include options to extend or terminate the lease in the measurement of the right-of-use asset and lease liability when it is reasonably certain that it will exercise such options. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term.

Future maturities of lease liabilities were as follows

Year	Operating Leases
Nine months ended December 31, 2019	$428
2020	294
2021	219
2022	181
2023	63
Thereafter	4
Total lease payments	1,189
Less: Interest	(83)
Present value of lease liabilities	$1,106

The weighted-average remaining lease term for our operating leases was 2.9 years as of March 31, 2019. The weighted average discount rate of our operating leases was 5.27% as of March 31, 2019. Cash paid for amounts included in the measurement of lease liabilities was $147 for the three-month period ended March 31, 2019.

Note 9 – Commitments and contingencies

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

Note 10 – Income taxes

For each interim period, Lifeway estimates the effective tax rate (“ETR”) expected to be applicable for the full year and applies that rate to income before provision for income taxes for the period. The effective tax rate for the three months ended March 31, 2019 was 12.2% compared to 35.1% for the three months ended March 31, 2018. Our effective tax rate may change from period to period based on recurring and non-recurring factors including the relative mix of pre-tax earnings (or losses), the underlying income tax rates applicable to various state and local taxing jurisdictions, settlement of tax audits, the impact of non-deductible items, changes in valuation allowances, and the expiration of the statute of limitations in relation to unrecognized tax benefits. We record discrete income tax items such as enacted tax rate changes and completed tax audits in the period in which they occur.

Note 11 – Stock-based and Other Compensation

In December 2015, Lifeway stockholders approved the 2015 Omnibus Incentive Plan, which authorized the issuance of an aggregate of 3.5 million shares to satisfy awards of stock options, stock appreciation rights, unrestricted stock, restricted stock, restricted stock units, performance shares and performance units to qualifying employees. Under the Plan, the Board or its Audit and Corporate Governance Committee approves stock awards to executive officers and certain senior executives, generally in the form of restricted stock or performance shares. The number of performance shares that participants may earn depends on the extent to which the corresponding performance goals have been achieved. Stock awards generally vest over a three-year performance or service period. At March 31, 2019, 3.426 million shares remain available under the Omnibus Incentive Plan. While we plan to continue to issue awards pursuant to the Plan at least annually, we may choose to suspend the issuance of new awards in the future and may grant additional awards at any time including issuing special grants of restricted stock, restricted stock units, and stock options to attract and retain new and existing executives.

Stock Options

The following table summarizes stock option activity during the three months ended March 31, 2019:

	Options	Weighted average exercise price	Weighted average remaining contractual life	Aggregate intrinsic value

Outstanding at December 31, 2018	41	$10.42	7.22	–
Granted	–	$–
Exercised	–	$–
Forfeited	–	$–
Outstanding at March 31, 2019	41	$10.42	6.97	$–
Exercisable at March 31, 2019	39	$10.46	6.96	$–

For the three months ended March 31, 2019 and 2018 total pre-tax stock-based compensation expense recognized in the consolidated statements of operations was $1 and $4, respectively. For the three months ended March 31, 2019 and 2018 tax-related benefits of $0 and $2 were also recognized. As of March 31, 2019, the total remaining unearned compensation related to non-vested stock options was $1, which is expected to be amortized over the weighted-average remaining service period of 0.25 years.

Restricted Stock Awards

A Restricted Stock Award (“RSA”) represents the right to receive one share of common stock in the future. RSAs have no exercise price. The grant date fair value of the awards is equal to our closing stock price on the grant date. The following table summarizes RSA activity during the three months ended March 31, 2019.

RSA’s

Outstanding at December 31, 2018	25
Granted	7
Shares issued upon vesting	–
Forfeited	–
Outstanding at March 31, 2019	32
Weighted average grant date fair value per share outstanding	$4.19

We expense RSA’s over the service period. For the three months ended March 31, 2019 and 2018 total pre-tax stock-based compensation expense recognized in the consolidated statements of operations was $25 and $1, respectively. For the three months ended March 31, 2019 and 2018 tax-related benefits of $7 and $0, respectively, were also recognized. As of March 31, 2019, the total remaining unearned compensation related to non-vested RSA’s was $71, which is expected to be amortized over the weighted-average remaining service period of 1.26 years.

Long-Term Incentive Plan Compensation

Lifeway established long-term incentive-based compensation programs for fiscal year 2017 (the “2017 Plan”), fiscal year 2018 (the “2018 Plan”), and for fiscal year 2019 (the “2019 Plan”) for certain senior executives and key employees (the “participants”). Under both the 2017 Plan and the 2018 Plan, long-term incentive compensation is based on Lifeway’s achievement of certain sales and adjusted EBITDA performance levels versus respective targets established by the Board for each fiscal year. Under the 2019 Plan, long-term equity incentive compensation is based on Lifeway’s achievement of four strategic milestones over a three-year period from Fiscal 2019 through Fiscal 2021.

2017 Plan

Under the 2017 Plan, collectively the participants had the opportunity to earn cash and equity-based incentive compensation in amounts ranging from $0 to $11,025 depending on Lifeway’s performance levels compared to the respective targets and the participants performance compared to their individual objectives. The equity portion of the incentive compensation is payable in restricted stock that vests one-third in each of the three years from the 2017 grant dates. For the three months ended March 31, 2019 and 2018, $127 and $286 was expensed under the 2017 Plan as stock-based compensation expense in the consolidated statements of operations, respectively. As of March 31, 2019, the total remaining unearned compensation related to the 2017 Plan was $210, of which $161 and $49 is expected to be recognized in 2019 and 2020, respectively, subject to vesting.

2018 Plan

Under the 2018 Plan, collectively the participants had the opportunity to earn cash and equity-based incentive compensation in amounts ranging from $0 to $11,200 depending on Lifeway’s performance levels compared to the respective targets and the participants performance compared to their individual objectives. The equity portion of the incentive compensation was payable in restricted stock that vests one-third in each of the three years from the 2018 grant dates. For the three months ended March 31, 2018, $171 was expensed under the 2018 Plan, of which $76 was recorded as cash bonus expense and $95 was recorded as stock-based compensation expense in the consolidated statements of operations. Due to the final fiscal 2018 financial results, there were no equity-based incentives awarded under the 2018 Plan.

2019 Plan

Under the 2019 Plan, collectively the participants have the opportunity to earn equity-based incentive compensation in amounts ranging from $0 to $1,776 depending on Lifeway’s performance levels compared to the respective targets. The equity-based incentive compensation is payable in restricted stock that vests 50% of unvested shares in year one, 50% of unvested shares in year two, and 100% of remaining unvested shares in year three from the 2019 grant date. For the three months ended March 31, 2019, $35 was expensed under the 2019 Plan as stock-based compensation expense in the consolidated statements of operations.

2019 Retention Award

During Q1 2019, we awarded a special retention grant (the “2019 Retention Award”) of restricted stock to senior executives and key employees (the “participants”). The equity-based incentive compensation is payable in restricted stock that vests one-third in March 2019, and one-third in March 2020 and 2021, respectively. For the three months ended March 31, 2019, $157 was expensed under the 2019 Retention Award as stock-based compensation expense in the consolidated statements of operations.

Retirement Benefits

Lifeway has a defined contribution plan which is available to substantially all full-time employees. Under the terms of the plan, we match employee contributions under a prescribed formula. For the three months ended March 31, 2019 and 2018 total contribution expense recognized in the consolidated statements of operations was $96 and $132, respectively.

Note 12 – Segments, Products and Customers

Lifeway’s primary product is drinkable kefir, a cultured dairy product. Lifeway Kefir is tart and tangy, high in protein, calcium and vitamin D. Thanks to our exclusive blend of kefir cultures, each cup of kefir contains 12 live and active cultures and 15 to 20 billion beneficial CFU (Colony Forming Units) at the time of manufacture.

We manufacture (directly or through co-packers) our products under our own brand, as well as under private labels on behalf of certain customers. Lifeway offers approximately 20 varieties of our kefir products including more than 60 flavors. In addition to our core drinkable kefir products, we offer several lines of products developed through our innovation and development efforts. These include Kefir Cups, a strained, cupped version of our kefir; and Organic Farmer Cheese Cups, a cupped version of our soft cheeses, both served in resealable 5 oz. containers. We also offer Skyr, a strained cupped Icelandic yogurt; Plantiful, a plant-based probiotic beverage made from organic and non-GMO pea protein with 10 vegan kefir cultures; a line of probiotic supplements for adults and children; and a soft serve kefir mix.

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

Net sales of products by category were as follows for the three months ended March 31:

	2019		2018
	$	%	$	%
Drinkable Kefir other than ProBugs	$18,886	77%	$21,663	76%
Cheese	2,851	12%	2,934	10%
Cream and other	1,301	5%	1,492	5%
ProBugs Kefir	763	3%	952	3%
Other dairy	479	2%	1,337	5%
Frozen Kefir (a)	335	1%	364	1%
Net Sales	$24,615	100%	$28,742	100%

(a)	Includes Lifeway Kefir Shop sales

Significant Customers – Sales are predominately to companies in the retail food industry located within the United States. Two major customers accounted for approximately 22% of net sales for the three months ended March 31, 2019 and 2018, respectively.

Note 13 – Related party transactions

Lifeway obtains consulting services from the Chairperson of its board of directors. Fees earned by the Chairperson are included in general and administrative expenses in the accompanying consolidated statements of operations and were $250 during each of the three months ended March 31, 2019 and 2018.

Lifeway is also a party to a royalty agreement with the Chairperson of its board of directors under which we pay the Chairperson a royalty based on the sale of certain Lifeway products, not to exceed $50 in any fiscal month. Royalties earned by the Chairperson are included in selling expenses in the accompanying consolidated statements of operations and were $150 during each of the three months ended March 31, 2019 and 2018, respectively.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) in this Form 10-Q is provided as a supplement to, and should be read in conjunction with, our audited consolidated financial statements, the accompanying notes, and the MD&A included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018 (the “Form 10-K”). Unless otherwise specified, any description of “our”, “we”, and “us” in this MD&A refer to Lifeway Foods, Inc. and our subsidiaries.

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

Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based only on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of our control. Our actual results and financial condition may differ materially from those indicated in the forward-looking statements. Therefore, you should not rely on any of these forward-looking statements. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include, among others, the following:

•	The impact of investigative and legal proceedings;
•	Developments and changes in laws and regulations, including regulation of the dairy or food industries through legislative action and revised rules and standards applied by the Food & Drug Administration (FDA);
•	Economic and financial conditions, including volatility in interest and exchange rates, commodity and equity prices, and the value of our assets;
•	Changes in the price of milk and other key materials and disruptions in supply chains for these materials;
•	Strategic actions, including acquisitions and dispositions and our success in launching new products;
•	The impact on our competitive position if we do not maintain compliance with our loan agreements and/or sufficient liquidity to fund our business operations;
•	Such other factors as discussed throughout Part I, Item 1 “Business”; Part I, Item 1A “Risk Factors”; and Part II, Item 7 “Management's Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2018 and that are described from time to time in our filings with the SEC.

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

Results of Operations

Three Months Ended March 31, 2019 Compared to Three Months Ended March 31, 2018

	March 31,			Change
	2019		2018	$	%
Net sales	$24,615		$28,742	$(4,127)	(14.4%	)

Cost of goods sold	$17,567		$20,025	$2,458
Depreciation expense	745		680	(65)
Total cost of goods sold	$18,312		$20,705	$2,393	11.6%

Gross profit	$6,303		$8,037	$(1,734)	(21.6%	)
Gross Profit % to net sales	25.6%		28.0%

Selling expenses	$3,139		$4,018	$879	21.9%
Selling expenses % to net sales	12.8%		14.0%

General & administrative expenses	$3,492		$3,705	$213	5.7%
General & administrative % to net sales	14.2%		12.9%

Amortization expense	$73		$163	$90	55.2%

Total operating expenses	$6,704		$7,886	$1,182	15.0%
Total operating expense % to net sales	27.2%		27.4%
(Loss) income from operations	$(401)		$151	$(552)	(365.6%	)
Income from operations % to net sales	(1.6%	)	0.5%

Net Sales

Net sales finished at $24,615 for the three-month period ended March 31, 2019, a decrease of $4,127 or 14.4% versus prior year. The net sales softness continued to reflect the overall lower consumption in the dairy and cultured dairy product categories. Versus prior year, the decline was driven by lower volumes of our branded drinkable kefir and cupped kefir and Skyr sales, and an increase in trade promotion and allowances. This was partially offset by pricing gains which commenced during second quarter 2018.

Gross Profit

Gross profit as a percentage of net sales was 25.6% during the three-month period ended March 31, 2019. Gross profit percentage was 28.0% in the prior year. The decline versus the prior year was primarily due to the unfavorable impact of operating leverage that arises from lower net sales relative to fixed costs, increased trade promotion investment, and higher freight costs, partially offset by an increase in pricing which commenced during second quarter 2018, and a reduction in variable costs. Additionally, depreciation expense increased reflecting the continued investment in manufacturing improvements.

Selling Expenses

Selling expenses decreased by $879 or 21.9% to $3,139 during the three-month period ended March 31, 2019 from $4,018 during the same period in 2018. The decrease versus prior year, primarily reflects a reduction in advertising and marketing programs with lower efficiency, and to a lesser extent compensation savings from organizational changes made in 2018, and broker commissions. Selling expenses as a percentage of net sales were 12.8% during the three-month period ended March 31, 2019 compared to 14.0% for the same period in 2018.

General and administrative expenses

General and administrative expenses decreased $214 or 5.8% to $3,491 during the three-month period ended March 31, 2019 from $3,705 during the same period in 2018. The decrease is primarily a result of lower compensation expense due to organizational changes made in 2018, and decreased incentive compensation.

Provision for Income Taxes

The provision for income tax includes federal, state and local income taxes. Benefit for income taxes was $54 during the three months ended March 31, 2019, compared to a provision for income taxes of $38 during the same period in 2018.

Our effective income tax rate (ETR) for the three months ended March 31, 2019 was 12.2% compared to an ETR of 35.1% in the same period last year. The lower effective tax rate was primarily due to the separate state tax rates, change in valuation allowance and non-deductible expense amounts being a higher percentage of pre-tax income. During the three-month period ended March 31, 2019, we recognized non-deductible compensation expense related to the 2017 LTIP awards. This resulted in a permanent rate effect and was considered in the estimated full year tax rate.

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

Net (Loss) Income

We reported a net loss of $(388) or $(0.02) per basic and diluted common share for the three-month period ended March 31, 2019 compared to net income of $70 or $0.00 per basic and diluted common share in the same period in 2018.

Liquidity and Capital Resources

We expect to meet our foreseeable liquidity and capital resource requirements through anticipated cash flows from operations; our revolving credit facility; and cash and cash equivalents. The success of our business and financing strategies will continue to provide us with the financial flexibility to take advantage of various opportunities as they arise.

Sources and Uses of Cash

Lifeway had a net decrease in cash and cash equivalents of $474 during the three-month period ended March 31, 2019 compared to a net decrease in cash and cash equivalents of $1,256 in the same period in 2018. The drivers of the year over year change are as follows:

Net cash provided by operating activities was $1,182 during the three-month period ended March 31, 2019 compared to net cash provided by operating activities of $853 in the same period in 2018. The increase in cash provided by operating activities primarily results from $1,545 of federal and state income tax refunds received in Q1 2019, offset by the change in working capital.

Net cash used in investing activities was $121 during the three-month period ended March 31, 2019 compared to net cash used in investing activities of $847 in the same period in 2018. The lower level of net cash used in investing activities in 2019 reflects lower capital spending. Capital spending was $137 during the three-month period ended March 31, 2019 compared to $879 in 2018. Our capital spending is focused in three core areas: growth, cost reduction, and facility improvements. Growth capital spending supports new product innovation and enhancements. Cost reduction spending supports manufacturing efficiency, safety and productivity.

Net cash used in financing activities was $1,535 during the three-month period ended March 31, 2019 compared to net cash used in financing activities of $1,262 in the same period in 2018. We utilized proceeds from our federal and state income tax refunds to repay $1,330 on our revolving line of credit during the three-months ended March 31, 2019. On November 1, 2017, Lifeway’s Board approved an increase in the aggregate amount under our previously announced 2015 stock repurchase program (the “2017 Repurchase Plan Amendment”), by adding to (i.e., exclusive of the shares previously authorized under the 2015 stock repurchase program) the authorization the lesser of $5,185 or 625 shares. We repurchased approximately 82 shares of common stock at a cost of $205 during the three-month period ended March 31, 2019 under the 2017 Repurchase Plan Amendment. We may execute transactions from time to time in the open market or by private negotiation, in accordance with all applicable securities laws and regulations. We intend to hold repurchased shares in treasury for general corporate purposes, including issuances under our 2015 Omnibus Incentive Plan. Treasury shares are accounted for using the cost method.

Revolving credit facility

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

As amended, the Modified Revolving Credit Facility contains customary representations, warranties, and covenants on the part of Lifeway, including financial covenants requiring us to achieve a minimum EBITDA threshold for each of the fiscal quarters through December 31, 2019, and maintain a fixed charge coverage ratio of no less than 1.25 to 1.0 each of the fiscal quarters ending through the expiration date. The Modified Revolving Credit Facility also provides for events of default, including failure to repay principal and interest when due and failure to perform or violation of the provisions or covenants of the agreement, as a result of which amounts due under the Modified Revolving Credit Facility may be accelerated. We were in compliance with the applicable covenants as of March 31, 2019

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

There have been no material changes to our market risk during the first quarter of 2019. For information regarding our exposure to certain market risk, see Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk”, in the 2018 Form 10-K.

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

As previously disclosed under “Item 9A—Controls and Procedures” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, we concluded that our internal control over financial reporting was not effective based on the material weakness in our controls over the review of the result of the annual step one goodwill impairment evaluation performed by the third party valuation expert that we engaged. Based on the material weakness, which we view as an integral part of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the quarter ended March 31, 2019, our disclosure controls and procedures were not effective. Nevertheless, based on a number of factors, including the performance of additional procedures by management designed to ensure the reliability of our financial reporting, we believe that the consolidated financial statements in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with GAAP.

(b)	Changes in Internal Control over Financial Reporting

Our remediation efforts began during the three months ended March 31, 2019. Remediation generally requires making changes to how controls are designed and implemented and then adhering to those changes for a sufficient period of time such that the effectiveness of those changes is demonstrated with an appropriate amount of consistency. We have begun to take certain remediation steps to address the material weakness referenced above and to improve our control over financial reporting. If not remediated these deficiencies could result in material misstatements to our consolidated financial statements.

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

There were no other changes in our internal control over financial reporting during the first quarter of 2019 that were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

From time to time we are engaged in litigation matters arising in the ordinary course of business. While the results of litigation and claims cannot be predicted with certainty, Lifeway believes that no such matter is reasonably likely to have a material adverse effect on our financial position or results of operations.

ITEM 1A. RISK FACTORS.

There have been no material changes to the Risk Factors disclosed in Part I, Item 1A of the 2018 Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Issuer Purchases of Equity Securities

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURE.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

No.	Description	Form	Period Ending	Exhibit	Filing Date

10.1	First Modification to Amended and Restated Loan and Security Agreement dated as of April 10, 2019 among Lifeway Foods, Inc., Fresh Made, Inc., The Lifeway Kefir Shop, LLC, Lifeway Wisconsin, Inc., and CIBC Bank USA, as Lender.	10-K	12/31/18	10.10	4/15/19

31.1	Rule 13a-14(a)/15d-14(a) Certification of Julie Smolyansky	Filed Herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification of Eric Hanson	Filed Herewith

32.1	Section 1350 Certification of Julie Smolyansky	Filed Herewith

32.2	Section 1350 Certification of Eric Hanson	Filed Herewith

99.1	Press release dated May 20, 2019 reporting Lifeway’s financial results for the three months ended March 31, 2019.	Furnished Herewith

101	Interactive Data Files	Filed Herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIFEWAY FOODS, INC.

Date: May 20, 2019	By:	/s/ Julie Smolyansky
Julie Smolyansky
Chief Executive Officer, President, and Director
(Principal Executive Officer)

Date: May 20, 2019	By:	/s/ Eric Hanson
Eric Hanson
Chief Financial & Accounting Officer
(Principal Financial and Accounting Officer)

