Form 10-Q
period 2019-06-30
Lifeway Foods, Inc.
filed 2019-08-19
CIK 814586

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒       QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2019

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

Number of shares of Common Stock, no par value, outstanding as of August 6, 2019: 15,761,440

i

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

LIFEWAY FOODS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

June 30, 2019 and December 31, 2018

(In thousands)

	June 30, 2019 (Unaudited)	December 31, 2018
Current assets
Cash and cash equivalents	$3,022	$2,998
Accounts receivable, net of allowance for doubtful accounts and discounts & allowances of $1,220 at June 30, 2019 and December 31, 2018 respectively	7,570	6,276
Inventories, net	6,843	5,817
Prepaid expenses and other current assets	1,393	1,077
Refundable income taxes	1,278	2,748
Total current assets	20,106	18,916

Property, plant and equipment, net	23,365	24,573
Operating lease right-of-use asset	966	–

Intangible assets
Goodwill & indefinite-lived intangibles	12,824	12,824
Other intangible assets, net	231	344
Total intangible assets	13,055	13,168

Other assets	165	150
Total assets	$57,657	$56,807

Current liabilities
Accounts payable	$5,459	$4,570
Accrued expenses	4,141	2,777
Accrued income taxes	63	106
Total current liabilities	9,663	7,453
Line of credit	4,677	5,995
Operating lease liabilities	584	–
Deferred income taxes, net	390	390
Other long-term liabilities	100	564
Total liabilities	15,414	14,402

Stockholders' equity
Preferred stock, no par value; 2,500 shares authorized; no shares issued or outstanding at June 30, 2019 and December 31, 2018, respectively	–	–
Common stock, no par value; 40,000 shares authorized; 17,274 shares issued; 15,761 and 15,814 outstanding at June 30, 2019 and December 31, 2018, respectively	6,509	6,509
Paid-in capital	2,230	2,303
Treasury stock, at cost	(12,477)	(12,970)
Retained earnings	45,981	46,563
Total stockholders' equity	42,243	42,405

Total liabilities and stockholders' equity	$57,657	$56,807

See accompanying notes to consolidated financial statements

LIFEWAY FOODS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

For the six months ended June 30, 2019 and 2018

(Unaudited)

(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

Net sales	$23,153	$27,096	$47,768	$55,838

Cost of goods sold	16,843	19,495	34,410	39,520
Depreciation expense	747	725	1,492	1,405
Total cost of goods sold	17,590	20,220	35,902	40,925

Gross profit	5,563	6,876	11,866	14,913

Selling expenses	2,691	3,383	5,830	7,401
General and administrative	2,898	2,996	6,390	6,701
Amortization expense	40	164	113	327
Total operating expenses	5,629	6,543	12,333	14,429

(Loss) income from operations	(66)	333	(467)	484

Other income (expense):
Interest expense	(68)	(75)	(137)	(138)
Gain (loss) on sale of property and equipment	4	(1)	29	14
Other income, net	2	3	5	8
Total other income (expense)	(62)	(73)	(103)	(116)

(Loss) income before provision for income taxes	(128)	260	(570)	368

Provision for income taxes (benefit)	13	90	(41)	128

Net (loss) income	$(141)	$170	$(529)	$240

Earnings (loss) per common share:
Basic	$(0.01)	$0.01	$(0.03)	$0.02
Diluted	$(0.01)	$0.01	$(0.03)	$0.02

Weighted average common shares:
Basic	15,775	15,879	15,771	15,893
Diluted	15,775	15,992	15,771	16,026

See accompanying notes to consolidated financial statements

LIFEWAY FOODS, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

For the Six Months Ended June 30, 2019 and 2018

(Unaudited)

(In thousands)

	Common Stock
	Issued		In treasury		Paid-In	Retained	Total
	Shares	$	Shares	$	Capital	Earnings	Equity

Balance, January 1, 2018	17,274	$6,509	(1,266)	$(11,812)	$2,244	$49,649	$46,590

Issuance of common stock in connection with stock-based compensation	–	–	22	203	(71)	–	132

Treasury stock purchased	–	–	(151)	(1,168)	–	–	(1,168)

Stock-based compensation	–	–	–	–	11	–	11

Net income	–	–	–	–	–	240	240

Balance, June 30, 2018	17,274	$6,509	(1,395)	$(12,777)	$2,184	$49,889	$45,805

Balance, January 1, 2019	17,274	$6,509	(1,460)	$(12,970)	$2,303	$46,563	$42,405

Cumulative impact of change in accounting principles, net of tax	–	–	–	–	–	(53)	(53)

Issuance of common stock in connection with stock-based compensation	–	–	103	878	(406)	–	472

Treasury stock purchased	–	–	(156)	(385)	–	–	(385)

Stock-based compensation	–	–	–	–	333	–	333

Net loss	–	–	–	–	–	(529)	(529)

Balance, June 30, 2019	17,274	$6,509	(1,513)	$(12,477)	$2,230	$45,981	$42,243

See accompanying notes to consolidated financial statements

LIFEWAY FOODS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

For the Six Months Ended June 30, 2019 and 2018

(Unaudited)

(In thousands)

	2019	2018
Cash flows from operating activities:
Net (loss) income	$(529)	$240
Adjustments to reconcile net (loss) income to operating cash flow:
Depreciation and amortization	1,605	1,732
Bad debt expense	3	20
Reserve for inventory obsolescence	210	271
Stock-based compensation	535	495
Non-cash interest expense	12	3
Deferred revenue	(48)	(48)
(Gain) on sale of property and equipment	(29)	(14)
(Increase) decrease in operating assets:
Accounts receivable	(1,297)	66
Inventories	(1,235)	243
Refundable income taxes	1,470	(463)
Prepaid expenses and other current assets	(308)	(584)
Increase (decrease) in operating liabilities:
Accounts payable	888	423
Accrued expenses	774	(153)
Accrued income taxes	(43)	(121)
Net cash provided by operating activities	2,008	2,109

Cash flows from investing activities:
Purchases of property and equipment	(290)	(2,024)
Proceeds from sale of property and equipment	36	35
Purchase of investments	(15)	–
Net cash used in investing activities	(269)	(1,989)

Cash flows from financing activities:
Purchase of treasury stock	(385)	(1,168)
Borrowings under revolving credit facility	–	6,050
Repayment of line of credit	(1,330)	–
Payment of deferred financing costs	–	(69)
Repayment of notes payable	–	(6,279)
Net cash used in financing activities	(1,715)	(1,466)

Net decrease in cash and cash equivalents	24	(1,346)

Cash and cash equivalents at the beginning of the period	2,998	4,978

Cash and cash equivalents at the end of the period	$3,022	$3,632

Supplemental cash flow information:
Cash paid for income taxes, net of (refunds)	$(1,469)	$712
Cash paid for interest	$149	$108

Non-cash investing activities
Right-of-use assets recognized at ASU 2016-02 transition	$944	$–
Operating lease liability recognized at ASU 2016-02 transition	$997	$–
Right-of-use assets and operating lease liabilities recognized after ASU 2016-02 transition	$280	$–

See accompanying notes to consolidated financial statements

LIFEWAY FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

June 30, 2019 and December 31, 2018

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

Revenue Recognition

We sell food and beverage products across select product categories to customers predominantly within the United States (see Note 12, Segments, Products and Customers). We also sell bulk cream, a byproduct of our fluid milk manufacturing process. In accordance with Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers, we recognize revenue when control over the products transfers to our customers, which generally occurs upon delivery to our customers or their common carriers. We adopted this standard at the beginning of fiscal year 2018, with no significant impact to our financial position or results of operations, using the modified retrospective method. The amount of revenue recognized reflects the consideration to which we expect to be entitled to receive in exchange for these goods or services, using the five-step method required by ASC 606.

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

Key sales terms, such as pricing and quantities ordered, are established on a frequent basis such that most customer arrangements and related incentives have a one year or shorter duration. As such, we do not capitalize contract inception costs. We do not have any significant deferred revenue or unbilled receivables at the end of a period. We generally do not receive noncash consideration for the sale of goods, nor do we grant payment financing terms greater than one year.

Advertising and promotional costs

Lifeway expenses advertising costs as incurred. For the six months ended June 30, 2019 and 2018 total advertising expenses were $1,864 and $2,585 respectively. For the three months ended June 30, 2019 and 2018 total advertising expenses were $776 and $1,196 respectively.

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

Lifeway elected certain of the practical expedients that are permitted under the transition guidance within ASU 2016-02 and related standards. Among other things, this practical expedient allowed us to carryforward the historical lease classification, and not reassess initial direct costs for any existing leases as of January 1, 2019 or reassess whether any expired or existing contracts are or contain leases. In addition, we elected to adopt the hindsight practical expedient to determine the reasonably certain lease term for existing leases. We made an accounting policy election to continue recording leases with an initial term of 12 months or less consistent with our prior financial reporting and elect the practical expedient to combine lease and non-lease components. We have revised our relevant policies and procedures, as applicable, to meet the new accounting, reporting and disclosure requirements of Topic 842 and have updated internal controls accordingly.

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

Recently Issued Accounting Pronouncements

We do not anticipate a material impact upon adoption from any accounting standards issued but not yet adopted.

Note 3 – Inventories, net

Inventories consisted of the following:

	June 30, 2019	December 31, 2018
Ingredients	$1,915	$1,580
Packaging	2,240	2,072
Finished goods	2,688	2,165
Total inventories	$6,843	$5,817

Note 4 – Property, Plant and Equipment, net

Property, plant and equipment consisted of the following:

	June 30, 2019	December 31, 2018
Land	$1,747	$1,747
Buildings and improvements	17,566	17,520
Machinery and equipment	29,830	29,692
Vehicles	806	937
Office equipment	850	838
Construction in process	583	546
	51,382	51,280
Less accumulated depreciation	(28,017)	(26,707)
Total property, plant and equipment, net	$23,365	$24,573

Note 5 – Goodwill and Intangible Assets

Goodwill & indefinite-lived intangible assets consisted of the following:

	June 30, 2019	December 31, 2018
Gross goodwill	$10,368	$10,368
Accumulated impairment losses	(1,244)	(1,244)
Goodwill	9,124	9,124
Brand names	3,700	3,700
Goodwill and indefinite-lived intangible assets	$12,824	$12,824

Finite-lived Intangible Assets

Other intangible assets, net consisted of the following:

	June 30, 2019	December 31, 2018
Recipes	$44	$44
Customer lists and other customer related intangibles	4,529	4,529
Customer relationship	985	985
Trade names	2,248	2,248
Formula	438	438
	8,244	8,244
Accumulated amortization	(8,013)	(7,900)
Other intangible assets, net	$231	$344

Note 6 – Accrued Expenses

Accrued expenses consisted of the following:

	June 30, 2019	December 31, 2018
Payroll and incentive compensation	$2,830	$1,937
Operating leases	429	–
Real estate taxes	365	398
Other	517	442
Total accrued expenses	$4,141	$2,777

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

As of June 30, 2019, we had $4,677, net of $43 of unamortized deferred financing costs, outstanding under the Revolving Credit Facility. We had approximately $4,280 available under the Borrowing Base for future borrowings as of June 30, 2019.

All outstanding amounts under the Loans bear interest, at Lifeway’s election, at either the lender Base Rate (the greater of either the Federal Funds Rate plus 0.5%, or the Prime Rate) or the LIBOR plus 2.50%, payable monthly in arrears. Lifeway is also required to pay a quarterly unused line fee and, in conjunction with the issuance of any letters of credit, a letter of credit fee. Lifeway’s average interest rate on debt outstanding under our Revolving Credit Facility for the quarter ended June 30, 2019 was 5.04%.

The commitment under the Revolving Credit Facility matures May 7, 2021. The Revolving Credit Facility is presented as a long-term debt obligation as of June 30, 2019. The Loans and all other amounts due and owed under the Revolving Credit Facility and related documents are secured by substantially all of our assets.

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

As amended, the Modified Revolving Credit Facility contains customary representations, warranties, and covenants on the part of Lifeway, including financial covenants requiring us to achieve a minimum EBITDA threshold for each of the fiscal quarters through December 31, 2019, and maintain a fixed charge coverage ratio of no less than 1.25 to 1.00 for each of the fiscal quarters ending through the expiration date. The Modified Revolving Credit Facility also provides for events of default, including failure to repay principal and interest when due and failure to perform or violation of the provisions or covenants of the agreement, as a result of which amounts due under the Modified Revolving Credit Facility may be accelerated.

We were in compliance with the minimum EBITDA and fixed charge coverage ratio covenants at June 30, 2019.

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

We do not record leases with an initial term of 12 months or less on the balance sheet. Expense for these short-term leases is recorded on a straight-line basis over the lease term. Total lease expense was $365 and $375 (including short term leases) for the six months ended June 30, 2019 and 2018, respectively. Total lease expense was $194 and $195 (including short term leases) for the three months ended June 30, 2019 and 2018, respectively.

Lifeway treats contracts as a lease when the contract conveys the right to use a physically distinct asset for a period of time in exchange for consideration, we direct the use of the asset and obtain substantially all the economic benefits of the asset.

Right-of-use assets and lease liabilities are measured and recognized based on the present value of the future minimum lease payments over the lease term at the commencement date. We have elected the practical expedient to combine lease and non-lease components into a single component for all of its leases. For many of our leases such as real estate leases, we are unable to determine an implicit rate; therefore, we use our incremental borrowing rate based on the information available at the commencement date in determining the present value of future payments for those leases. We include options to extend or terminate the lease in the measurement of the right-of-use asset and lease liability when it is reasonably certain that we will exercise such options. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term.

Future maturities of lease liabilities were as follows

Year	Operating Leases
Six months ended December 31, 2019	$289
2020	303
2021	227
2022	190
2023	71
Thereafter	7
Total lease payments	1,087
Less: Interest	(74)
Present value of lease liabilities	$1,013

The weighted-average remaining lease term for our operating leases was 2.9 years as of June 30, 2019. The weighted average discount rate of our operating leases was 5.33% as of June 30, 2019. Cash paid for amounts included in the measurement of lease liabilities was $292 for the six months ended June 30, 2019. Cash paid for amounts included in the measurement of lease liabilities was $145 for the three months ended June 30, 2019.

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

Note 10 – Income taxes

For each interim period, Lifeway estimates the effective tax rate (“ETR”) expected to be applicable for the full year and applies that rate to income before provision for income taxes for the period. The effective tax rate for the six months ended June 30, 2019 was (7.2%) compared to 34.8% for the six months ended June 30, 2018. The effective tax rate for the three months ended June 30, 2019 was 9.9% compared to 34.6% for the three months ended June 30, 2018. Our effective tax rate may change from period to period based on recurring and non-recurring factors including the relative mix of pre-tax earnings (or losses), the underlying income tax rates applicable to various state and local taxing jurisdictions, settlement of tax audits, the impact of non-deductible items, changes in valuation allowances, and the expiration of the statute of limitations in relation to unrecognized tax benefits. We record discrete income tax items such as enacted tax rate changes and completed tax audits in the period in which they occur.

Note 11 – Stock-based and Other Compensation

In December 2015, Lifeway stockholders approved the 2015 Omnibus Incentive Plan, which authorized the issuance of an aggregate of 3.5 million shares to satisfy awards of stock options, stock appreciation rights, unrestricted stock, restricted stock, restricted stock units, performance shares and performance units to qualifying employees. Under the Plan, the Board or its Audit and Corporate Governance Committee approves stock awards to executive officers and certain senior executives, generally in the form of restricted stock or performance shares. The number of performance shares that participants may earn depends on the extent to which the corresponding performance goals have been achieved. Stock awards generally vest over a three-year performance or service period. At June 30, 2019, 3.381 million shares remain available under the Omnibus Incentive Plan. While we plan to continue to issue awards pursuant to the Plan at least annually, we may choose to suspend the issuance of new awards in the future and may grant additional awards at any time including issuing special grants of restricted stock, restricted stock units, and stock options to attract and retain new and existing executives.

Stock Options

The following table summarizes stock option activity during the six months ended June 30, 2019:

	Options	Weighted average exercise price	Weighted average remaining contractual life	Aggregate intrinsic value

Outstanding at December 31, 2018	41	$10.42	7.22	–
Granted	–	$–
Exercised	–	$–
Forfeited	–	$–
Outstanding at June 30, 2019	41	$10.42	6.72	$–
Exercisable at June 30, 2019	39	$10.46	6.72	$–

For the six months ended June 30, 2019 and 2018 total pre-tax stock-based compensation expense recognized in the consolidated statements of operations was $1 and $7, respectively. For the six months ended June 30, 2019 and 2018 tax-related benefits of $0 and $2 were also recognized. For the three months ended June 30, 2019 and 2018 total pre-tax stock-based compensation expense recognized in the consolidated statements of operations was $0 and $3, respectively. For the three months ended June 30, 2019 and 2018 tax-related benefits of $0 were also recognized. As of June 30, 2019, there is no remaining unearned compensation expense related to non-vested stock options.

Restricted Stock Awards

A Restricted Stock Award (“RSA”) represents the right to receive one share of common stock in the future. RSAs have no exercise price. The grant date fair value of the awards is equal to our closing stock price on the grant date. The following table summarizes RSA activity during the six months ended June 30, 2019.

RSA’s

Outstanding at December 31, 2018	25
Granted	7
Shares issued upon vesting	–
Forfeited	–
Outstanding at June 30, 2019	32
Weighted average grant date fair value per share outstanding	$4.19

We expense RSA’s over the service period. For the six months ended June 30, 2019 and 2018 total pre-tax stock-based compensation expense recognized in the consolidated statements of operations was $52 and $4, respectively. For the six months ended June 30, 2019 and 2018 tax-related benefits of $14 and $1, respectively, were also recognized. For the three months ended June 30, 2019 and 2018 total pre-tax stock-based compensation expense recognized in the consolidated statements of operations was $27 and $3, respectively. For the three months ended June 30, 2019 and 2018 tax-related benefits of $7 and $1, respectively, were also recognized. As of June, 2019, the total remaining unearned compensation related to non-vested RSA’s was $164, which is expected to be amortized over the weighted-average remaining service period of 1.40 years.

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

2017 Plan

Under the 2017 Plan, collectively the participants had the opportunity to earn cash and equity-based incentive compensation in amounts ranging from $0 to $11,025 depending on Lifeway’s performance levels compared to the respective targets and the participants performance compared to their individual objectives. The equity portion of the incentive compensation is payable in restricted stock that vests one-third in each of the three years from the 2017 grant dates. For the six months ended June 30, 2019 and 2018, $180 and $412 was expensed under the 2017 Plan as stock-based compensation expense in the consolidated statements of operations, respectively. For the three months ended June 30, 2019 and 2018, $53 and $126 was expensed under the 2017 Plan as stock-based compensation expense in the consolidated statements of operations, respectively. As of June 30, 2019, the total remaining unearned compensation related to the 2017 Plan was $156, of which $107 and $49 is expected to be recognized in 2019 and 2020, respectively, subject to vesting.

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

2019 Plan

Under the 2019 Plan, collectively the participants have the opportunity to earn equity-based incentive compensation in amounts ranging from $0 to $1,776 depending on Lifeway’s performance levels compared to the respective targets. The equity-based incentive compensation is payable in restricted stock that vests 50% of unvested shares in year one, 50% of unvested shares in year two, and 100% of remaining unvested shares in year three from the 2019 grant date. For the six months ended June 30, 2019, $68 was expensed under the 2019 Plan as stock-based compensation expense in the consolidated statements of operations. For the three months ended June 30, 2019, $33 was expensed under the 2019 Plan as stock-based compensation expense in the consolidated statements of operations.

2019 Retention Award

During Q1 2019, we awarded a special retention grant (the “2019 Retention Award”) of restricted stock to senior executives and key employees (the “participants”). The equity-based incentive compensation is payable in restricted stock that vests one-third in March 2019, one-third in March 2020 and 2021. For the six months ended June 30, 2019, $211 was expensed under the 2019 Retention Award as stock-based compensation expense in the consolidated statements of operations. For the three months ended June 30, 2019, $54 was expensed under the 2019 Retention Award as stock-based compensation expense in the consolidated statements of operations.

Retirement Benefits

Lifeway has a defined contribution plan which is available to substantially all full-time employees. Under the terms of the plan, we match employee contributions under a prescribed formula. For the six months ended June 30, 2019 and 2018 total contribution expense recognized in the consolidated statements of operations was $181 and $229, respectively. For the three months ended June 30, 2019 and 2018 total contribution expense recognized in the consolidated statements of operations was $85 and $97, respectively.

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

Net sales of products by category were as follows for the six months ended June 30:

	2019		2018
	$	%	$	%
Drinkable Kefir other than ProBugs	$36,613	77%	$42,378	76%
Cheese	5,557	11%	5,787	10%
Cream and other	2,446	5%	2,698	5%
ProBugs Kefir	1,460	3%	1,695	3%
Other dairy	902	2%	2,455	4%
Frozen Kefir (a)	790	2%	825	2%
Net Sales	$47,768	100%	$55,838	100%

(a)	Includes Lifeway Kefir Shop sales

Net sales of products by category were as follows for the three months ended June 30:

	2019		2018
	$	%	$	%
Drinkable Kefir other than ProBugs	$17,727	76%	$20,715	76%
Cheese	2,706	12%	2,853	11%
Cream and other	1,145	5%	1,206	4%
ProBugs Kefir	697	3%	743	3%
Other dairy	423	2%	1,118	4%
Frozen Kefir (a)	455	2%	461	2%
Net Sales	$23,153	100%	$27,096	100%

(a)	Includes Lifeway Kefir Shop sales

Significant Customers – Sales are predominately to companies in the retail food industry located within the United States. Two major customers accounted for approximately 22% of net sales for the six months ended June 30, 2019 and 2018, respectively. Two major customers accounted for approximately 22% and 23% of net sales for the three months ended June 30, 2019 and 2018, respectively.

Note 13 – Related party transactions

Lifeway obtains consulting services from the Chairperson of its board of directors. Fees earned by the Chairperson are included in general and administrative expenses in the accompanying consolidated statements of operations and were $500 during each of the six months ended June 30, 2019 and 2018. Fees earned by the Chairperson are included in general and administrative expenses in the accompanying consolidated statements of operations and were $250 during each of the three months ended June 30, 2019 and 2018.

Lifeway is also a party to a royalty agreement with the Chairperson of its board of directors under which we pay the Chairperson a royalty based on the sale of certain Lifeway products, not to exceed $50 in any fiscal month. Royalties earned by the Chairperson are included in selling expenses in the accompanying consolidated statements of operations and were $298 and $300 during each of the six months ended June 30, 2019 and 2018, respectively. Royalties earned by the Chairperson are included in selling expenses in the accompanying consolidated statements of operations and were $148 and $150 during each of the three months ended June 30, 2019 and 2018, respectively.

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

Cautionary Statement Regarding Forward-Looking Statements

In addition to historical information, this quarterly report contains “forward-looking” statements within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. These statements may be identified by the use of words such as "anticipate," "believe," "could," "estimate," "expect," "from time to time," "future," "intend," "plan," "likely," "may," "ongoing," "realize," "should," "will," and similar terms or terminology, or the negative of such terms or other comparable terminology. Examples of forward-looking statements include, among others, statements we make regarding:

•	Expectations of the effect on our financial condition of claims, litigation, environmental costs, contingent liabilities and governmental and regulatory investigations and proceedings;
•	Strategy for acquisitions, customer retention, growth, product development, market position, financial results and reserves; Estimates of the amounts of sales allowances and discounts to our customers and consumers;
•	Our belief that we will maintain compliance with our loan agreements and have sufficient liquidity to fund our business operations.

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

Results of Operations

Three Months Ended June 30, 2019 Compared to Three Months Ended June 30, 2018

	June 30,			Change
	2019		2018	$	%
Net sales	$23,153		$27,096	$(3,943)	(14.6%	)

Cost of goods sold	$16,843		$19,495	$2,652
Depreciation expense	747		725	(22)
Total cost of goods sold	$17,590		$20,220	$2,630	13.0%

Gross profit	$5,563		$6,876	$(1,313)	(19.1%	)
Gross Profit % to net sales	24.0%		25.4%

Selling expenses	$2,691		$3,383	$692	20.5%
Selling expenses % to net sales	11.6%		12.5%

General & administrative expenses	$2,898		$2,996	$98	3.3%
General & administrative % to net sales	12.5%		11.1%

Amortization expense	$40		$164	$124	75.6%

Total operating expenses	$5,629		$6,543	$914	14.0%
Total operating expense % to net sales	24.3%		24.1%
(Loss) income from operations	$(66)		$333	$(399)	(119.8%	)
(Loss) income from operations % to net sales	(0.3%	)	1.2%

Net Sales

Net sales finished at $23,153 for the three-month period ended June 30, 2019, a decrease of $3,943 or 14.6% versus prior year. The net sales softness continued to reflect the overall lower consumption in the dairy and cultured dairy product categories. Versus prior year, the decline was primarily driven by lower volumes of our branded drinkable kefir and cupped kefir and Skyr sales, partially offset by the incremental volume of new item introductions.

Gross Profit

Gross profit as a percentage of net sales was 24.0% during the three-month period ended June 30, 2019. Gross profit percentage was 25.4% in the prior year. The decline versus the prior year was primarily due to the unfavorable impact of operating leverage that arises from lower net sales relative to fixed costs, partially offset by a reduction in variable costs. Additionally, depreciation expense increased reflecting the continued investment in manufacturing improvements.

Selling Expenses

Selling expenses decreased by $692 or 20.5% to $2,691 during the three-month period ended June 30, 2019 from $3,383 during the same period in 2018. The decrease versus prior year, primarily reflects a reduction in advertising and marketing programs with lower efficiency, and to a lesser extent compensation savings from organizational changes made in 2018, and broker commissions. Selling expenses as a percentage of net sales were 11.6% during the three-month period ended June 30, 2019 compared to 12.5% for the same period in 2018.

General and administrative expenses

General and administrative expenses decreased $98 or 3.3% to $2,898 during the three-month period ended June 30, 2019 from $2,996 during the same period in 2018. The decrease is primarily a result of lower compensation expense due to organizational changes made in 2018, and lower legal and professional fees, partially offset by increased incentive compensation.

Provision for Income Taxes

The provision for income taxes includes federal, state and local income taxes. Provision for income taxes was $13 during the three months ended June 30, 2019, compared to a provision for income taxes of $90 during the same period in 2018.

Our effective income tax rate (ETR) for the three months ended June 30, 2019 was 9.9% compared to an ETR of 34.6% in the same period last year. The lower effective tax rate was primarily due to the separate state tax rates, change in valuation allowance and non-deductible expense amounts being a higher percentage of pre-tax income. During the three-month period ended June 30, 2019, we recognized non-deductible compensation expense related to equity incentive awards. This resulted in a permanent rate effect and was considered in the estimated full year tax rate.

Section 162(m) of the Internal Revenue Code (the “Code”) limits the deductibility of compensation paid to certain of our executives. Under the Tax Cuts and Jobs Act (the “Act”) amendments to Section 162(m), no tax deduction in taxable years beginning after December 31, 2017 is allowed for compensation paid to any covered employee to the extent that the total compensation for that covered employee exceeds $1,000,000 in any taxable year. Although the Act eliminated the prior tax deduction under Section 162(m) for performance-based executive compensation, it included a transition rule under which the changes to Section 162(m) will not apply to awards made to our covered employees who had the right to participate in our 2015 Omnibus Incentive Plan pursuant to written binding contracts in effect as of November 2, 2017, as long as those contracts have not subsequently been modified in any material respect. Accordingly, subject to further guidance from the Treasury Department and the Internal Revenue Service (“IRS”), we expect that performance-based compensation paid to our executives under our Omnibus Plan will remain eligible for the Section 162(m) exemption in 2019.

Income taxes are discussed in Note 10 in the Notes to the Consolidated Financial Statements.

Net (Loss) Income

We reported a net loss of $(141) or $(0.01) per basic and diluted common share for the three-month period ended June 30, 2019 compared to net income of $170 or $0.01 per basic and diluted common share in the same period in 2018.

Six Months Ended June 30, 2019 Compared to Six Months Ended June 30, 2018

	June 30,			Change
	2019		2018	$	%
Net sales	$47,768		$55,838	$(8,070)	(14.5%	)

Cost of goods sold	$34,410		$39,520	$5,110
Depreciation expense	1,492		1,405	(87)
Total cost of goods sold	$35,902		$40,925	$5,023	12.3%

Gross profit	$11,866		$14,913	$(3,047)	(20.4%	)
Gross Profit % to net sales	24.8%		26.7%

Selling expenses	$5,830		$7,401	$1,571	21.2%
Selling expenses % to net sales	12.2%		13.3%

General & administrative expenses	$6,390		$6,701	$311	4.6%
General & administrative % to net sales	13.4%		12.0%

Amortization expense	$113		$327	$214	65.4%

Total operating expenses	$12,333		$14,429	$2,096	14.5%
Total operating expense % to net sales	25.8%		25.8%
(Loss) income from operations	$(467)		$484	$(951)	(196.5%	)
(Loss) income from operations % to net sales	(1.0%	)	0.9%

Net Sales

Net sales were $47,768 for the six-month period ended June 30, 2019, a decrease of $8,070 or 14.5% versus prior year. The net sales softness continued to reflect the overall lower consumption in the dairy and cultured dairy product categories. Versus prior year, the decline was primarily driven by lower volumes of our branded drinkable kefir and cupped kefir and Skyr sales, partially offset by the incremental volume of new item introductions.

Gross Profit

Gross profit as a percentage of net sales decreased to 24.8% during the six-month period ended June 30, 2019 from 26.7% during the same period in 2018. The lower gross profit percentage primarily reflects category sales softness, the unfavorable impact of operating leverage that arises from lower net sales relative to fixed costs, and increased freight costs, partially offset by a reduction in variable costs.

Selling Expenses

Selling expenses decreased by $1,571 or 21.2% to $5,830 during the six-month period ended June 30, 2019 from $7,401 during the same period in 2018. The decreased selling expenses primarily reflect the reduction in advertising and marketing programs with lower efficiency, compensation savings from organizational changes made in 2018, and broker commissions. Selling expenses as a percentage of net sales were 12.2% during the six-month period ended June 30, 2019 compared to 13.3% for the same period in 2018.

Provision for Income Taxes

The provision for income taxes includes federal, state and local income taxes. Benefit for income taxes was $41 during the six months ended June 30, 2019, compared to a provision for income taxes of $128 during the same period in 2018.

Our effective income tax rate (ETR) for the six months ended June 30, 2019 was (7.2%) compared to an ETR of 34.8% in the same period last year. The lower effective tax rate was primarily due to the separate state tax rates, change in valuation allowance and non-deductible expense amounts being a higher percentage of pre-tax income. During the six-month period ended June 30, 2019, we recognized non-deductible compensation expense related to equity incentive awards. This resulted in a permanent rate effect and was considered in the estimated full year tax rate.

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

Net (Loss) Income

We reported a net loss of $(529) or $(0.03) per basic and diluted common share for the six-month period ended June 30, 2019 compared to net income of $240 or $0.02 per basic and diluted common share in the same period in 2018.

Liquidity and Capital Resources

We expect to meet our foreseeable liquidity and capital resource requirements through anticipated cash flows from operations; our revolving credit facility; and cash and cash equivalents. The success of our business and financing strategies will continue to provide us with the financial flexibility to take advantage of various opportunities as they arise.

Sources and Uses of Cash

Lifeway had a net increase in cash and cash equivalents of $24 during the six-month period ended June 30, 2019 compared to a net decrease in cash and cash equivalents of $1,346 in the same period in 2018. The drivers of the year over year change are as follows:

Net cash provided by operating activities was $2,008 during the six-month period ended June 30, 2019 compared to net cash provided by operating activities of $2,109 in the same period in 2018. The decrease in cash provided by operating activities reflects lower net income, partially offset by the change in working capital.

Net cash used in investing activities was $269 during the six-month period ended June 30, 2019 compared to net cash used in investing activities of $1,989 in the same period in 2018. The lower level of net cash used in investing activities in 2019 reflects lower capital spending. Capital spending was $290 during the six-month period ended June 30, 2019 compared to $2,024 in 2018. Our capital spending is focused in three core areas: growth, cost reduction, and facility improvements. Growth capital spending supports new product innovation and enhancements. Cost reduction spending supports manufacturing efficiency, safety and productivity.

Net cash used in financing activities was $1,715 during the six-month period ended June 30, 2019 compared to net cash used in financing activities of $1,466 in the same period in 2018. We utilized proceeds from our federal and state income tax refunds to repay $1,330 on our revolving line of credit during the first quarter of 2019. On November 1, 2017, Lifeway’s Board approved an increase in the aggregate amount under our previously announced 2015 stock repurchase program (the “2017 Repurchase Plan Amendment”), by adding to (i.e., exclusive of the shares previously authorized under the 2015 stock repurchase program) the authorization the lesser of $5,185 or 625 shares. We repurchased approximately 156 shares of common stock at a cost of $385 during the six-month period ended June 30, 2019 under the 2017 Repurchase Plan Amendment. We may execute transactions from time to time in the open market or by private negotiation, in accordance with all applicable securities laws and regulations. We intend to hold repurchased shares in treasury for general corporate purposes, including issuances under our 2015 Omnibus Incentive Plan. Treasury shares are accounted for using the cost method.

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

As amended, the Modified Revolving Credit Facility contains customary representations, warranties, and covenants on the part of Lifeway, including financial covenants requiring us to achieve a minimum EBITDA threshold for each of the fiscal quarters through December 31, 2019, and maintain a fixed charge coverage ratio of no less than 1.25 to 1.0 each of the fiscal quarters ending through the expiration date. The Modified Revolving Credit Facility also provides for events of default, including failure to repay principal and interest when due and failure to perform or violation of the provisions or covenants of the agreement, as a result of which amounts due under the Modified Revolving Credit Facility may be accelerated. We were in compliance with the applicable covenants as of June 30, 2019

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

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

 As previously disclosed under “Item 9A—Controls and Procedures” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, we concluded that our internal control over financial reporting was not effective based on the material weakness in our controls over the review of the result of the annual step one goodwill impairment evaluation performed by the third party valuation expert that we engaged. Based on the material weakness, which we view as an integral part of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the quarter ended June 30, 2019, our disclosure controls and procedures were not effective. Nevertheless, based on a number of factors, including the performance of additional procedures by management designed to ensure the reliability of our financial reporting, we believe that the consolidated financial statements in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with GAAP.

(b)	Changes in Internal Control over Financial Reporting

Our remediation efforts began during the six months ended June 30, 2019. Remediation generally requires making changes to how controls are designed and implemented and then adhering to those changes for a sufficient period of time such that the effectiveness of those changes is demonstrated with an appropriate amount of consistency. We have begun to take certain remediation steps to address the material weakness referenced above and to improve our control over financial reporting. If not remediated these deficiencies could result in material misstatements to our consolidated financial statements.

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

There were no other changes in our internal control over financial reporting during the second quarter of 2019 that were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Issuer Purchases of Equity Securities

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURE.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

No.	Description	Form	Period Ending	Exhibit	Filing Date

10.1	First Modification to Amended and Restated Loan and Security Agreement dated as of April 10, 2019 among Lifeway Foods, Inc., Fresh Made, Inc., The Lifeway Kefir Shop, LLC, Lifeway Wisconsin, Inc., and CIBC Bank USA, as Lender.	10-K	12/31/18	10.10	4/15/19

31.1	Rule 13a-14(a)/15d-14(a) Certification of Julie Smolyansky	Filed Herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification of Eric Hanson	Filed Herewith

32.1	Section 1350 Certification of Julie Smolyansky	Filed Herewith

32.2	Section 1350 Certification of Eric Hanson	Filed Herewith

99.1	Press release dated August 19, 2019 reporting Lifeway’s financial results for the six months ended June 30, 2019.	Furnished Herewith

101	Interactive Data Files	Filed Herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIFEWAY FOODS, INC.

Date: August 19, 2019	By:	/s/ Julie Smolyansky
Julie Smolyansky
Chief Executive Officer, President, and Director
(Principal Executive Officer)

Date: August 19, 2019	By:	/s/ Eric Hanson
Eric Hanson
Chief Financial & Accounting Officer
(Principal Financial and Accounting Officer)

