Form 10-Q
period 2019-09-30
Lifeway Foods, Inc.
filed 2019-11-14
CIK 814586

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒       QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2019

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

Number of shares of Common Stock, no par value, outstanding as of November 5, 2019: 15,709,939

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

LIFEWAY FOODS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands)

	September 30, 2019 (Unaudited)	December 31, 2018
Current assets
Cash and cash equivalents	$5,512	$2,998
Accounts receivable, net of allowance for doubtful accounts and discounts & allowances of $1,240 and $1,220 at September 30, 2019 and December 31, 2018 respectively	6,572	6,276
Inventories, net	6,758	5,817
Prepaid expenses and other current assets	1,477	1,077
Refundable income taxes	827	2,748
Total current assets	21,146	18,916

Property, plant and equipment, net	22,620	24,573
Operating lease right-of-use asset	839	–

Intangible assets
Goodwill & indefinite-lived intangibles	12,824	12,824
Other intangible assets, net	192	344
Total intangible assets	13,016	13,168

Other assets	165	150
Total assets	$57,786	$56,807

Current liabilities
Accounts payable	$6,968	$4,570
Accrued expenses	3,402	2,777
Accrued income taxes	63	106
Total current liabilities	10,433	7,453
Line of credit	4,224	5,995
Operating lease liabilities	527	–
Deferred income taxes, net	390	390
Other long-term liabilities	76	564
Total liabilities	15,650	14,402

Stockholders' equity
Preferred stock, no par value; 2,500 shares authorized; no shares issued or outstanding at September 30, 2019 and December 31, 2018, respectively	–	–
Common stock, no par value; 40,000 shares authorized; 17,274 shares issued; 15,706 and 15,814 outstanding at September 30, 2019 and December 31, 2018, respectively	6,509	6,509
Paid-in capital	2,348	2,303
Treasury stock, at cost	(12,630)	(12,970)
Retained earnings	45,909	46,563
Total stockholders' equity	42,136	42,405

Total liabilities and stockholders' equity	$57,786	$56,807

See accompanying notes to consolidated financial statements

LIFEWAY FOODS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(Unaudited)

(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

Net sales	$22,729	$24,480	$70,497	$80,318

Cost of goods sold	16,813	17,892	51,223	57,412
Depreciation expense	743	738	2,235	2,143
Total cost of goods sold	17,556	18,630	53,458	59,555

Gross profit	5,173	5,850	17,039	20,763

Selling expenses	2,679	3,136	8,509	10,537
General and administrative	2,710	3,150	9,100	9,851
Amortization expense	39	163	152	490
Total operating expenses	5,428	6,449	17,761	20,878

Loss from operations	(255)	(599)	(722)	(115)

Other income (expense):
Interest expense	(65)	(82)	(202)	(220)
Gain on sale of property and equipment	154	28	183	42
Other income, net	77	3	82	11
Total other income (expense)	166	(51)	63	(167)

Loss before provision for income taxes	(89)	(650)	(659)	(282)

Benefit for income taxes	(17)	(136)	(58)	(8)

Net loss	$(72)	$(514)	$(601)	$(274)

Loss per common share:
Basic	$(0.00)	$(0.03)	$(0.04)	$(0.02)
Diluted	$(0.00)	$(0.03)	$(0.04)	$(0.02)

Weighted average common shares:
Basic	15,740	15,872	15,761	15,886
Diluted	15,740	16,256	15,761	16,354

See accompanying notes to consolidated financial statements

LIFEWAY FOODS, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

(Unaudited)

(In thousands)

	Common Stock
	Issued		In treasury		Paid-In	Retained	Total
	Shares	$	Shares	$	Capital	Earnings	Equity

Balance, January 1, 2018	17,274	$6,509	(1,266)	$(11,812)	$2,244	$49,649	$46,590

Issuance of common stock in connection with stock-based compensation	–	–	16	151	(54)	–	97

Treasury stock purchased	–	–	(131)	(1,052)	–	–	(1,052)

Stock-based compensation	–	–	–	–	5	–	5

Net loss	–	–	–	–	–	70	70

Balance, March 31, 2018	17,274	$6,509	(1,381)	$(12,713)	$2,195	$49,719	$45,710

Issuance of common stock in connection with stock-based compensation	–	–	6	52	(17)	–	35

Treasury stock purchased	–	–	(20)	(116)	–	–	(116)

Stock-based compensation	–	–	–	–	6	–	6

Net loss	–	–	–	–	–	170	170

Balance June 30, 2018	17,274	$6,509	(1,395)	$(12,777)	$2,184	$49,889	$45,805

Treasury stock purchased	–	–	(41)	(141)	–	–	(141)

Stock-based compensation	–	–	–	–	27	–	27

Net loss	–	–	–	–	–	(514)	(514)

Balance, September 30, 2018	17,274	$6,509	(1,436)	$(12,918)	$2,211	$49,375	$45,177

LIFEWAY FOODS, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity (continued)

(Unaudited)

(In thousands)

	Common Stock
	Issued		In treasury		Paid-In	Retained	Total
	Shares	$	Shares	$	Capital	Earnings	Equity

Balance, January 1, 2019	17,274	$6,509	(1,460)	$(12,970)	$2,303	$46,563	$42,405

Cumulative impact of change in accounting principles, net of tax	–	–	–	–	–	(53)	(53)

Issuance of common stock in connection with stock-based compensation	–	–	41	351	142	–	493

Treasury stock purchased	–	–	(82)	(205)	–	–	(205)

Stock-based compensation	–	–	–	–	218	–	218

Net loss	–	–	–	–	–	(388)	(388)

Balance, March 31, 2019	17,274	$6,509	(1,501)	$(12,824)	$2,663	$46,122	$42,470

Issuance of common stock in connection with stock-based compensation	–	–	62	527	(548)	–	(21)

Treasury stock purchased	–	–	(74)	(180)	–	–	(180)

Stock-based compensation	–	–	–	–	115	–	115

Net loss	–	–	–	–	–	(141)	(141)

Balance June 30, 2019	17,274	$6,509	(1,513)	$(12,477)	$2,230	$45,981	$42,243

Treasury stock purchased	–	–	(54)	(153)	–	–	(153)

Stock-based compensation	–	–	–	–	118	–	118

Net loss	–	–	–	–	–	(72)	(72)

Balance, September 30, 2019	17,274	$6,509	(1,567)	$(12,630)	$2,348	$45,909	$42,136

See accompanying notes to consolidated financial statements

LIFEWAY FOODS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(601)	$(274)
Adjustments to reconcile net loss to operating cash flow:
Depreciation and amortization	2,387	2,633
Bad debt expense	20	50
Reserve for inventory obsolescence	177	580
Stock-based compensation	714	827
Non-cash interest expense	17	9
Deferred revenue	(73)	(72)
(Gain) on sale of property and equipment	(183)	(42)
(Increase) decrease in operating assets:
Accounts receivable	(316)	553
Inventories	(1,118)	280
Refundable income taxes	1,921	(612)
Prepaid expenses and other current assets	(399)	(291)
Increase (decrease) in operating liabilities:
Accounts payable	2,397	(586)
Accrued expenses	53	(588)
Accrued income taxes	(43)	(121)
Net cash provided by operating activities	4,953	2,346

Cash flows from investing activities:
Purchases of property and equipment	(610)	(2,581)
Proceeds from sale of property and equipment	513	90
Purchase of investments	(15)	(500)
Net cash used in investing activities	(112)	(2,991)

Cash flows from financing activities:
Purchase of treasury stock	(538)	(1,309)
Borrowings under revolving credit facility	–	6,050
Repayment of line of credit	(1,789)	–
Payment of deferred financing costs	–	(69)
Repayment of notes payable	–	(6,279)
Net cash used in financing activities	(2,327)	(1,607)

Net increase (decrease) in cash and cash equivalents	2,514	(2,252)

Cash and cash equivalents at the beginning of the period	2,998	4,978

Cash and cash equivalents at the end of the period	$5,512	$2,726

Supplemental cash flow information:
Cash paid for income taxes, net of (refunds)	$(1,937)	$724
Cash paid for interest	$214	$189

Non-cash investing activities
Right-of-use assets recognized at ASU 2016-02 transition	$944	$–
Operating lease liability recognized at ASU 2016-02 transition	$997	$–
Right-of-use assets and operating lease liabilities recognized after ASU 2016-02 transition	$280	$–

See accompanying notes to consolidated financial statements

LIFEWAY FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2019 and December 31, 2018

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

Advertising and promotional costs

Lifeway expenses advertising costs as incurred. For the nine months ended September 30, 2019 and 2018 total advertising expenses were $2,650 and $3,557 respectively. For the three months ended September 30, 2019 and 2018 total advertising expenses were $786 and $972 respectively.

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

Recently Issued Accounting Pronouncements

We do not anticipate a material impact upon adoption from any accounting standards issued but not yet adopted.

Note 3 – Inventories, net

Inventories consisted of the following:

	September 30, 2019	December 31, 2018
Ingredients	$2,293	$1,580
Packaging	2,124	2,072
Finished goods	2,341	2,165
Total inventories	$6,758	$5,817

Note 4 – Property, Plant and Equipment, net

Property, plant and equipment consisted of the following:

	September 30, 2019	December 31, 2018
Land	$1,565	$1,747
Buildings and improvements	17,119	17,520
Machinery and equipment	29,891	29,692
Vehicles	778	937
Office equipment	851	838
Construction in process	806	546
	51,010	51,280
Less accumulated depreciation	(28,390)	(26,707)
Total property, plant and equipment, net	$22,620	$24,573

Note 5 – Goodwill and Intangible Assets

Goodwill & indefinite-lived intangible assets consisted of the following:

	September 30, 2019	December 31, 2018
Gross goodwill	$10,368	$10,368
Accumulated impairment losses	(1,244)	(1,244)
Goodwill	9,124	9,124
Brand names	3,700	3,700
Goodwill and indefinite-lived intangible assets	$12,824	$12,824

Finite-lived Intangible Assets

Other intangible assets, net consisted of the following:

	September 30, 2019	December 31, 2018
Recipes	$44	$44
Customer lists and other customer related intangibles	4,529	4,529
Customer relationship	985	985
Trade names	2,248	2,248
Formula	438	438
	8,244	8,244
Accumulated amortization	(8,052)	(7,900)
Other intangible assets, net	$192	$344

Note 6 – Accrued Expenses

Accrued expenses consisted of the following:

	September 30, 2019	December 31, 2018
Payroll and incentive compensation	$2,285	$1,937
Current portion of operating lease liabilities	354	–
Real estate taxes	296	398
Other	467	442
Total accrued expenses	$3,402	$2,777

Note 7 – Debt

Notes Payable

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

As of September 30, 2019, we had $4,224 net of $37 of unamortized deferred financing costs, outstanding under the Revolving Credit Facility. We had approximately $4,739 available under the Borrowing Base for future borrowings as of September 30, 2019.

All outstanding amounts under the Loans bear interest, at Lifeway’s election, at either the lender Base Rate (the greater of either the Federal Funds Rate plus 0.5%, or the Prime Rate) or the LIBOR plus 2.50%, payable monthly in arrears. Lifeway is also required to pay a quarterly unused line fee and, in conjunction with the issuance of any letters of credit, a letter of credit fee. Lifeway’s average interest rate on debt outstanding under our Revolving Credit Facility for the quarter ended September 30, 2019 was 4.86%.

The commitment under the Revolving Credit Facility matures May 7, 2021. The Revolving Credit Facility is presented as a long-term debt obligation as of September 30, 2019. The Loans and all other amounts due and owed under the Revolving Credit Facility and related documents are secured by substantially all of our assets.

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

We were in compliance with the minimum EBITDA and fixed charge coverage ratio covenants at September 30, 2019.

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

We do not record leases with an initial term of 12 months or less on the balance sheet. Expense for these short-term leases is recorded on a straight-line basis over the lease term. Total lease expense was $552 and $555 (including short term leases) for the nine months ended September 30, 2019 and 2018, respectively. Total lease expense was $187 and $180 (including short term leases) for the three months ended September 30, 2019 and 2018, respectively.

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

Future maturities of lease liabilities were as follows

Year	Operating Leases
Three months ended December 31, 2019	$144
2020	303
2021	227
2022	190
2023	71
Thereafter	7
Total lease payments	942
Less: Interest	(61)
Present value of lease liabilities	$881

The weighted-average remaining lease term for our operating leases was 2.8 years as of September 30, 2019. The weighted average discount rate of our operating leases was 5.38% as of September 30, 2019. Cash paid for amounts included in the measurement of lease liabilities was $437 for the nine months ended September 30, 2019. Cash paid for amounts included in the measurement of lease liabilities was $145 for the three months ended September 30, 2019.

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

Note 10 – Income taxes

For each interim period, Lifeway estimates the effective tax rate (“ETR”) expected to be applicable for the full year and applies that rate to income before provision for income taxes for the period. The effective tax rate for the nine months ended September 30, 2019 was 8.8% compared to 3.0% for the nine months ended September 30, 2018. The effective tax rate for the three months ended September 30, 2019 was 19.3% compared to 20.9% for the three months ended September 30, 2018. Our effective tax rate may change from period to period based on recurring and non-recurring factors including the relative mix of pre-tax earnings (or losses), the underlying income tax rates applicable to various state and local taxing jurisdictions, settlement of tax audits, the impact of non-deductible items, changes in valuation allowances, and the expiration of the statute of limitations in relation to unrecognized tax benefits. We record discrete income tax items such as enacted tax rate changes and completed tax audits in the period in which they occur.

Note 11 – Stock-based and Other Compensation

In December 2015, Lifeway stockholders approved the 2015 Omnibus Incentive Plan, which authorized the issuance of an aggregate of 3.5 million shares to satisfy awards of stock options, stock appreciation rights, unrestricted stock, restricted stock, restricted stock units, performance shares and performance units to qualifying employees. Under the Plan, the Board or its Audit and Corporate Governance Committee approves stock awards to executive officers and certain senior executives, generally in the form of restricted stock or performance shares. The number of performance shares that participants may earn depends on the extent to which the corresponding performance goals have been achieved. Stock awards generally vest over a three-year performance or service period. At September 30, 2019, 3.381 million shares remain available under the Omnibus Incentive Plan. While we plan to continue to issue awards pursuant to the Plan at least annually, we may choose to suspend the issuance of new awards in the future and may grant additional awards at any time including issuing special grants of restricted stock, restricted stock units, and stock options to attract and retain new and existing executives.

Stock Options

The following table summarizes stock option activity during the nine months ended September 30, 2019:

	Options	Weighted average exercise price	Weighted average remaining contractual life	Aggregate intrinsic value

Outstanding at December 31, 2018	41	$10.42	7.22	–
Granted	–	$–
Exercised	–	$–
Forfeited	–	$–
Outstanding at September 30, 2019	41	$10.42	6.47	$–
Exercisable at September 30, 2019	41	$10.42	6.47	$–

For the nine months ended September 30, 2019 and 2018 total pre-tax stock-based compensation expense recognized in the consolidated statements of operations was $1 and $9, respectively. For the nine months ended September 30, 2019 and 2018 tax-related benefits of $0 and $2 were also recognized. For the three months ended September 30, 2019 and 2018 total pre-tax stock-based compensation expense recognized in the consolidated statements of operations was $0 and $2, respectively. For the three months ended September 30, 2019 and 2018 tax-related benefits of $0 were also recognized. As of September 30, 2019, there is no remaining unearned compensation expense related to non-vested stock options.

Restricted Stock Awards

A Restricted Stock Award (“RSA”) represents the right to receive one share of common stock in the future. RSAs have no exercise price. The grant date fair value of the awards is equal to our closing stock price on the grant date. The following table summarizes RSA activity during the nine months ended September 30, 2019.

RSA’s

Outstanding at December 31, 2018	25
Granted	39
Shares issued upon vesting	(12)
Forfeited	–
Outstanding at September 30, 2019	52
Weighted average grant date fair value per share outstanding	$3.90

We expense RSA’s over the service period. For the nine months ended September 30, 2019 and 2018 total pre-tax stock-based compensation expense recognized in the consolidated statements of operations was $82 and $29, respectively. For the nine months ended September 30, 2019 and 2018 tax-related benefits of $22 and $8, respectively, were also recognized. For the three months ended September 30, 2019 and 2018 total pre-tax stock-based compensation expense recognized in the consolidated statements of operations was $30 and $25, respectively. For the three months ended September 30, 2019 and 2018 tax-related benefits of $8 and $7, respectively, were also recognized. As of September 30, 2019, the total remaining unearned compensation related to non-vested RSA’s was $134, which is expected to be amortized over the weighted-average remaining service period of 1.35 years.

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

2017 Plan

Under the 2017 Plan, collectively the participants had the opportunity to earn cash and equity-based incentive compensation in amounts ranging from $0 to $11,025 depending on Lifeway’s performance levels compared to the respective targets and the participants performance compared to their individual objectives. The equity portion of the incentive compensation is payable in restricted stock that vests one-third in each of the three years from the 2017 grant dates. For the nine months ended September 30, 2019 and 2018, $234 and $551 was expensed under the 2017 Plan as stock-based compensation expense in the consolidated statements of operations, respectively. For the three months ended September 30, 2019 and 2018, $54 and $139 was expensed under the 2017 Plan as stock-based compensation expense in the consolidated statements of operations, respectively. As of September 30, 2019, the total remaining unearned compensation related to the 2017 Plan was $103, of which $54 and $49 is expected to be recognized in 2019 and 2020, respectively, subject to vesting.

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

2019 Plan

Under the 2019 Plan, collectively the participants have the opportunity to earn equity-based incentive compensation in amounts ranging from $0 to $1,776 depending on Lifeway’s performance levels compared to the respective targets. The equity-based incentive compensation is payable in restricted stock that vests 50% of unvested shares in year one, 50% of unvested shares in year two, and 100% of remaining unvested shares in year three from the 2019 grant date. For the nine months ended September 30, 2019, $103 was expensed under the 2019 Plan as stock-based compensation expense in the consolidated statements of operations. For the three months ended September 30, 2019, $35 was expensed under the 2019 Plan as stock-based compensation expense in the consolidated statements of operations.

2019 Retention Award

During Q1 2019, we awarded a special retention grant (the “2019 Retention Award”) of restricted stock to senior executives and key employees (the “participants”). The equity-based incentive compensation is payable in restricted stock that vests one-third in March 2019, one-third in March 2020 and one-third in March 2021. For the nine months ended September 30, 2019, $265 was expensed under the 2019 Retention Award as stock-based compensation expense in the consolidated statements of operations. For the three months ended September 30, 2019, $54 was expensed under the 2019 Retention Award as stock-based compensation expense in the consolidated statements of operations.

Retirement Benefits

Lifeway has a defined contribution plan which is available to substantially all full-time employees. Under the terms of the plan, we match employee contributions under a prescribed formula. For the nine months ended September 30, 2019 and 2018 total contribution expense recognized in the consolidated statements of operations was $269 and $319, respectively. For the three months ended September 30, 2019 and 2018 total contribution expense recognized in the consolidated statements of operations was $88 and $90, respectively.

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

Net sales of products by category were as follows for the nine months ended September 30:

	2019		2018
	$	%	$	%
Drinkable Kefir other than ProBugs	$54,126	77%	$61,255	76%
Cheese	8,348	12%	8,443	11%
Cream and other	3,359	5%	4,104	5%
ProBugs Kefir	2,050	3%	2,166	3%
Other dairy	1,334	2%	3,154	4%
Frozen Kefir (a)	1,280	1%	1,196	1%
Net Sales	$70,497	100%	$80,318	100%

(a)	Includes Lifeway Kefir Shop sales

Net sales of products by category were as follows for the three months ended September 30:

	2019		2018
	$	%	$	%
Drinkable Kefir other than ProBugs	$17,513	77%	$18,877	77%
Cheese	2,791	12%	2,656	11%
Cream and other	913	4%	1,406	6%
ProBugs Kefir	590	3%	471	2%
Other dairy	432	2%	699	3%
Frozen Kefir (a)	490	2%	371	1%
Net Sales	$22,729	100%	$24,480	100%

(a)	Includes Lifeway Kefir Shop sales

Significant Customers – Sales are predominately to companies in the retail food industry located within the United States. Two major customers accounted for approximately 22% of net sales for the nine months ended September 30, 2019 and 2018, respectively. Two major customers accounted for approximately 21% and 20% of net sales for the three months ended September 30, 2019 and 2018, respectively.

Note 13 – Related Party Transactions

Lifeway obtains consulting services from the Chairperson of its board of directors. Fees earned are included in general and administrative expenses in the accompanying consolidated statements of operations and were $750 during each of the nine months ended September 30, 2019 and 2018. Fees earned are included in general and administrative expenses in the accompanying consolidated statements of operations and were $250 during each of the three months ended September 30, 2019 and 2018.

Lifeway is also a party to a royalty agreement with the Chairperson of its board of directors under which we pay the Chairperson a royalty based on the sale of certain Lifeway products, not to exceed $50 in any fiscal month. Royalties earned are included in selling expenses in the accompanying consolidated statements of operations and were $441 and $445 during the nine months ended September 30, 2019 and 2018, respectively. Royalties earned are included in selling expenses in the accompanying consolidated statements of operations and were $143 and $145 during the three months ended September 30, 2019 and 2018, respectively.

Note 14 – Subsequent Events

On October 22, 2019, the Company sold approximately 45.6% of one of its investments recorded under the cost method on the consolidated balance sheets. The Company recognized a $1,413 gain on sale of the investment, which will be recorded in other income (expense) on the consolidated statements of operations during the fourth quarter of 2019. Under the terms of its line of credit agreement (see Note 7), the Company made a mandatory prepayment of $1,484, equal to the net proceeds of the sale of the investment, to the line of credit during the fourth quarter.

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

Results of Operations

Three Months Ended September 30, 2019 Compared to Three Months Ended September 30, 2018

	September 30,				Change
	2019		2018		$	%
Net sales	$22,729		$24,480		$(1,751)	(7.2%	)

Cost of goods sold	$16,813		$17,892		$1,079
Depreciation expense	743		738		(5)
Total cost of goods sold	$17,556		$18,630		$1,074	5.8%

Gross profit	$5,173		$5,850		$(677)	(11.6%	)
Gross Profit % to net sales	22.8%		23.9%

Selling expenses	$2,679		$3,136		$457	14.6%
Selling expenses % to net sales	11.8%		12.8%

General & administrative expenses	$2,710		$3,150		$440	14.0%
General & administrative % to net sales	11.9%		12.9%

Amortization expense	$39		$163		$124	76.1%

Total operating expenses	$5,428		$6,449		$1,021	15.8%
Total operating expense % to net sales	23.9%		26.3%
Loss from operations	$(255)		$(599)		$344	(57.4%	)
Loss from operations % to net sales	(1.1%	)	(2.4%	)

Net Sales

Net sales finished at $22,729 for the three-month period ended September 30, 2019, a decrease of $1,751 or 7.2% versus prior year. The net sales softness continued to reflect the overall lower consumption in the dairy and cultured dairy product categories. Versus prior year, the decline was primarily driven by lower volumes of our branded drinkable kefir and cupped kefir and Skyr sales, partially offset by the incremental volume of new item introductions.

Gross Profit

Gross profit as a percentage of net sales was 22.8% during the three-month period ended September 30, 2019. Gross profit percentage was 23.9% in the prior year. The decline versus the prior year was primarily due to the unfavorable impact of operating leverage that arises from lower net sales relative to fixed costs, partially offset by a reduction in variable costs. Additionally, depreciation expense increased reflecting the continued investment in manufacturing improvements.

Selling Expenses

Selling expenses decreased by $457 or 14.6% to $2,679 during the three-month period ended September 30, 2019 from $3,136 during the same period in 2018. The decrease versus prior year, primarily reflects a reduction in advertising and marketing programs with lower efficiency, and compensation savings from organizational changes made in 2018. Selling expenses as a percentage of net sales were 11.8% during the three-month period ended September 30, 2019 compared to 12.8% for the same period in 2018.

General and Administrative Expenses

General and administrative expenses decreased $440 or 14.0% to $2,710 during the three-month period ended September 30, 2019 from $3,150 during the same period in 2018. The decrease is primarily a result of lower compensation expense due to organizational changes made in 2018, lower incentive compensation, and lower professional fees, partially offset by increased legal expenses.

Provision for Income Taxes

The provision for income taxes includes federal, state and local income taxes. Benefit for income taxes was $17 during the three months ended September 30, 2019, compared to a benefit for income taxes of $136 during the same period in 2018.

Our effective income tax rate (ETR) for the three months ended September 30, 2019 was 19.3% compared to an ETR of 20.9% in the same period last year. The decrease in the effective tax rate was primarily due to the non-deductible expense amounts being a higher percentage of pre-tax income, non-deductible compensation expense related to equity incentive awards, and adjustments to state income tax receivable. The decrease in the effective tax rate was partially offset due to separate state tax rates and a change in valuation allowance.

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

Net (Loss) Income

We reported a net loss of $(72) or $(0.00) per basic and diluted common share for the three-month period ended September 30, 2019 compared to a net loss of $(514) or $(0.03) per basic and diluted common share in the same period in 2018.

Nine months Ended September 30, 2019 Compared to Nine months Ended September 30, 2018

	September 30,				Change
	2019		2018		$	%
Net sales	$70,497		$80,318		$(9,821)	(12.2%	)

Cost of goods sold	$51,223		$57,412		$6,189
Depreciation expense	2,235		2,143		(92)
Total cost of goods sold	$53,458		$59,555		$6,097	10.2%

Gross profit	$17,039		$20,763		$(3,724)	(17.9%	)
Gross Profit % to net sales	24.2%		25.9%

Selling expenses	$8,509		$10,537		$2,028	19.2%
Selling expenses % to net sales	12.1%		13.1%

General & administrative expenses	$9,100		$9,851		$751	7.6%
General & administrative % to net sales	12.9%		12.3%

Amortization expense	$152		$490		$338	69.0%

Total operating expenses	$17,761		$20,878		$3,117	14.9%
Total operating expense % to net sales	25.2%		26.0%
Loss from operations	$(722)		$(115)		$(607)	527.8%
Loss from operations % to net sales	(1.0%	)	(0.1%	)

Net Sales

Net sales were $70,497 for the nine-month period ended September 30, 2019, a decrease of $9,821 or 12.2% versus prior year. The net sales softness continued to reflect the overall lower consumption in the dairy and cultured dairy product categories. Versus prior year, the decline was primarily driven by lower volumes of our branded drinkable kefir and cupped kefir and Skyr sales, partially offset by the incremental volume of new item introductions.

Gross Profit

Gross profit as a percentage of net sales decreased to 24.2% during the nine-month period ended September 30, 2019 from 25.9% during the same period in 2018. The lower gross profit percentage primarily reflects category sales softness, the unfavorable impact of operating leverage that arises from lower net sales relative to fixed costs, and increased freight costs, partially offset by a reduction in variable costs.

Selling Expenses

Selling expenses decreased by $2,028 or 19.2% to $8,509 during the nine-month period ended September 30, 2019 from $10,537 during the same period in 2018. The decreased selling expenses primarily reflect the reduction in advertising and marketing programs with lower efficiency and compensation savings from organizational changes made in 2018. Selling expenses as a percentage of net sales were 12.1% during the nine-month period ended September 30, 2019 compared to 13.1% for the same period in 2018.

General and Administrative Expenses

General and administrative expenses decreased $751 or 7.6% to $9,100 during the nine-month period ended September 30, 2019 from $9,851 during the same period in 2018. The decrease is primarily a result of lower compensation expense due to organizational changes made in 2018, lower incentive compensation, and lower professional fees, partially offset by increased legal expenses.

Provision for Income Taxes

The provision for income taxes includes federal, state and local income taxes. Benefit for income taxes was $58 during the nine months ended September 30, 2019, compared to a benefit for income taxes of $8 during the same period in 2018.

Our effective income tax rate (ETR) for the nine months ended September 30, 2019 was 8.8% compared to an ETR of 3.0% in the same period last year. The increase in the effective tax rate was primarily due to the separate state tax rates and non-deductible expense amounts being a lower percentage of pre-tax income, offset by a decrease in the rate attributable to non-deductible compensation expense related to equity incentive awards.

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

Net (Loss) Income

We reported a net loss of $(601) or $(0.04) per basic and diluted common share for the nine-month period ended September 30, 2019 compared to net income of $(274) or $(0.02) per basic and diluted common share in the same period in 2018.

Liquidity and Capital Resources

We expect to meet our foreseeable liquidity and capital resource requirements through anticipated cash flows from operations; our revolving credit facility; and cash and cash equivalents. The success of our business and financing strategies will continue to provide us with the financial flexibility to take advantage of various opportunities as they arise.

Sources and Uses of Cash

Lifeway had a net increase in cash and cash equivalents of $2,514 during the nine-month period ended September 30, 2019 compared to a net decrease in cash and cash equivalents of $2,252 in the same period in 2018. The drivers of the year over year change are as follows:

Net cash provided by operating activities was $4,953 during the nine-month period ended September 30, 2019 compared to net cash provided by operating activities of $2,346 in the same period in 2018. The increase in cash provided by operating activities is primarily due to the change in working capital.

Net cash used in investing activities was $112 during the nine-month period ended September 30, 2019 compared to net cash used in investing activities of $2,991 in the same period in 2018. The lower level of net cash used in investing activities in 2019 reflects lower capital spending. Capital spending was $610 during the nine-month period ended September 30, 2019 compared to $2,581 in 2018. Our capital spending is focused in three core areas: growth, cost reduction, and facility improvements. Growth capital spending supports new product innovation and enhancements. Cost reduction spending supports manufacturing efficiency, safety and productivity. We received net proceeds of $474 related to the sale of our Skokie, IL facility during Q3 2019.

Net cash used in financing activities was $2,327 during the nine-month period ended September 30, 2019 compared to net cash used in financing activities of $1,607 in the same period in 2018. We utilized proceeds from our federal and state income tax refunds to repay $1,330 on our revolving line of credit during the first quarter of 2019. We utilized the proceeds from the sale of our Skokie, IL facility to repay $459 on our revolving line of credit during the third quarter of 2019. On November 1, 2017, Lifeway’s Board approved an increase in the aggregate amount under our previously announced 2015 stock repurchase program (the “2017 Repurchase Plan Amendment”), by adding to (i.e., exclusive of the shares previously authorized under the 2015 stock repurchase program) the authorization the lesser of $5,185 or 625 shares. We repurchased approximately 210 shares of common stock at a cost of $538 during the nine-month period ended September 30, 2019 under the 2017 Repurchase Plan Amendment. We repurchased approximately 192 shares of common stock at a cost of $1,309 during the nine-month period ended September 30, 2018 under the 2017 Repurchase Plan Amendment. We may execute transactions from time to time in the open market or by private negotiation, in accordance with all applicable securities laws and regulations. We intend to hold repurchased shares in treasury for general corporate purposes, including issuances under our 2015 Omnibus Incentive Plan. Treasury shares are accounted for using the cost method.

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

As amended, the Modified Revolving Credit Facility contains customary representations, warranties, and covenants on the part of Lifeway, including financial covenants requiring us to achieve a minimum EBITDA threshold for each of the fiscal quarters through December 31, 2019, and maintain a fixed charge coverage ratio of no less than 1.25 to 1.0 each of the fiscal quarters ending through the expiration date. The Modified Revolving Credit Facility also provides for events of default, including failure to repay principal and interest when due and failure to perform or violation of the provisions or covenants of the agreement, as a result of which amounts due under the Modified Revolving Credit Facility may be accelerated. We were in compliance with the applicable covenants as of September 30, 2019

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

There have been no material changes to our market risk during the third quarter of 2019. For information regarding our exposure to certain market risk, see Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk”, in the 2018 Form 10-K.

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

As previously disclosed under “Item 9A—Controls and Procedures” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, we concluded that our internal control over financial reporting was not effective based on the material weakness in our controls over the review of the result of the annual step one goodwill impairment evaluation performed by the third party valuation expert that we engaged. Based on the material weakness, which we view as an integral part of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the quarter ended September 30, 2019, our disclosure controls and procedures were not effective. Nevertheless, based on a number of factors, including the performance of additional procedures by management designed to ensure the reliability of our financial reporting, we believe that the consolidated financial statements in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with GAAP.

(b)	Changes in Internal Control over Financial Reporting

Our remediation efforts began during the nine months ended September 30, 2019. Remediation generally requires making changes to how controls are designed and implemented and then adhering to those changes for a sufficient period of time such that the effectiveness of those changes is demonstrated with an appropriate amount of consistency. We have begun to take certain remediation steps to address the material weakness referenced above and to improve our control over financial reporting. If not remediated these deficiencies could result in material misstatements to our consolidated financial statements.

In response to the material weakness described above, management is currently evaluating our policies and procedures related to the review of the analysis in goodwill impairment reports prepared by third-party valuation experts and plans to design and implement adequate internal controls and procedures to ensure that (i) goodwill impairment is properly reviewed, accounted for and disclosed, and (ii) management can more effectively evaluate analysis conducted by third-party valuation service providers that perform the step one goodwill impairment analysis. Management has adopted revised procedures related to the identification and selection of third-party valuation experts and is using that process to select a new third-party valuation expert to perform the annual goodwill impairment analysis.

There were no other changes in our internal control over financial reporting during the third quarter of 2019 that were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Issuer Purchases of Equity Securities

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURE.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

No.	Description	Form	Period Ending	Exhibit	Filing Date

31.1	Rule 13a-14(a)/15d-14(a) Certification of Julie Smolyansky	Filed Herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification of Eric Hanson	Filed Herewith

32.1	Section 1350 Certification of Julie Smolyansky	Filed Herewith

32.2	Section 1350 Certification of Eric Hanson	Filed Herewith

99.1	Press release dated November 14, 2019 reporting Lifeway’s financial results for the nine months ended September 30, 2019.	Furnished Herewith

101	Interactive Data Files	Filed Herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIFEWAY FOODS, INC.

Date: November 14, 2019	By:	/s/ Julie Smolyansky
Julie Smolyansky
Chief Executive Officer, President, and Director
(Principal Executive Officer)

Date: November 14, 2019	By:	/s/ Eric Hanson
Eric Hanson
Chief Financial & Accounting Officer
(Principal Financial and Accounting Officer)

