Form 10-K
period 2019-12-31
Lifeway Foods, Inc.
filed 2020-04-14
CIK 814586

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

Commission file number: 000-17363

LIFEWAY FOODS, INC.

(Name of registrant as specified in its charter)

Illinois	36-3442829
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

6431 West Oakton St., Morton Grove, Illinois 60053

(Address of principal executive offices) (Zip Code)

(847) 967-1010

(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act:

Title of Each Class	Trading Symbol	Name of each exchange on which registered
Common Stock, No Par Value	LWAY	Nasdaq Global Market

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the stock was last sold as of June 30, 2019 ($3.64 per share as quoted on the Nasdaq Global Market) was $15,486,977.

As of March 16, 2020, 15,584,847 shares of the registrant’s common stock, no par value, were outstanding.

Portions of the Registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held on June 18, 2019, are incorporated by reference into Part III.

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

•	The actions of our competitors and customers, including those related to price competition;

•	the decisions of customers or consumers;

•	our ability to successfully implement our business strategy;

•	changes in the pricing of commodities;

•	the effects of government regulation;

•	the impact of the COVID-19 outbreak on our business, suppliers, consumers, customers, and employees;

•	disruptions to our supply chain, or our manufacturing and distribution capabilities, including those due to cybersecurity threats and the COVID-19 outbreak; and

•	the other risks and uncertainties that are set forth in Item 1, “Business”, Item 1A “Risk Factors” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and that are described from time to time in our filings with the SEC.

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

ii

PART I

ITEM 1 BUSINESS

OVERVIEW

Lifeway was founded in 1986 by Michael and Ludmila Smolyansky shortly after their emigration from Russia to the United States. Mr. and Mrs. Smolyansky were the first to successfully introduce kefir to the U.S. consumer on a commercial scale, initially catering to ethnic consumers in the Chicago, Illinois metropolitan area. In the over thirty years that have followed, Lifeway has grown to become the largest producer and marketer of kefir in the U.S. and an important player in the broader market spaces of probiotic-based products and natural, “better for you” foods.

PRODUCTS

Our primary product is drinkable kefir, a cultured dairy product. Lifeway Kefir is tart and tangy, high in protein, calcium and vitamin D. Thanks to our exclusive blend of kefir cultures, each cup of kefir contains 12 live and active cultures and 15 to 20 billion beneficial CFU (Colony Forming Units) at the time of manufacture.

We manufacture (directly or through co-packers) our products under our own brand, as well as under private labels on behalf of certain customers. As of December 31, 2019, Lifeway offered approximately 20 varieties of our kefir products including more than 60 flavors . In addition to our core drinkable kefir products, we offer several lines of products developed through our innovation and development efforts. These include Kefir Cups, a strained, cupped version of our kefir; and Organic Farmer Cheese Cups, a cupped version of our soft cheeses, both served in resealable 5 oz. containers. We also offer Skyr, a strained cupped Icelandic yogurt; Plantiful, a plant-based probiotic beverage made from organic and non-GMO pea protein with 10 vegan kefir cultures; a line of probiotic supplements for adults and children; and a soft serve kefir mix.

Our product categories are:

•	Drinkable Kefir, sold in a variety of organic and non-organic sizes, flavors, and types, including low fat, non-fat, whole milk, protein, and BioKefir (a 3.5 oz. kefir with additional probiotic cultures).

•	European-style soft cheeses, including farmer cheese in resealable cups.

•	Cream and other, which consists primarily of cream, a byproduct of making our kefir.

•	ProBugs, a line of kefir products designed for children.

•	Other Dairy, which includes Cupped Kefir and Icelandic Skyr, a line of strained kefir and yogurt products in resealable cups.

•	Frozen Kefir, available in both soft serve and pint-size containers.

Net sales of products by category were as follows for the years ended December 31:

	2019		2018
In thousands	$	%	$	%

Drinkable Kefir other than ProBugs	$71,822	77%	$78,523	76%
Cheese	11,459	12%	11,486	11%
Cream and other	4,228	4%	5,276	5%
ProBugs Kefir	2,780	3%	2,795	3%
Other dairy	1,756	2%	3,836	4%
Frozen Kefir (a)	1,617	2%	1,434	1%
Net Sales	$93,662	100%	$103,350	100%

(a)	Includes Lifeway Kefir Shop sales

Product innovation and new product development

Lifeway is committed to maintaining its positions as the leading producer of kefir and a recognized leader in the market for probiotic products. We routinely evaluate opportunities for new product flavors and formulations, improved package design, new product configurations and other innovation opportunities. Beyond our core drinkable kefir products, we have an ongoing effort to extend the strength of the Lifeway brand and leverage the capabilities of the Lifeway organization into categories both inside and outside of the dairy aisle, including into non-food categories and into additional channels, such as gyms and fitness studios. In 2019, we maintained the level of focus on product innovations, packaging innovations, and growth opportunities. As noted above, these product innovation and development efforts have led to additional revenue opportunities from Plantiful and Kefir minis. New items introduced or expanded through our innovation efforts were offset by lower volumes of our core drinkable kefir products in 2019.

Lifeway considers research and development of new products to be a significant part of our overall business philosophy. Where possible, we leverage our existing staff and facilities to conduct our innovation, research, and development efforts, rather than maintaining a dedicated research and development staff and facilities or relying solely on third parties. In 2020, in light of the Covid-19 outbreak, and our focus on expanding sales of our current products, we don’t expect to focus on new product development.

PRODUCTION

Manufacturing

During 2019 and 2018, approximately 99% and 98%, respectively of our revenue was derived from products manufactured at our own facilities. We currently operate the following manufacturing and distribution facilities:

•	Morton Grove, Illinois, which produces drinkable kefir, drinkable ProBugs kefir, Kefir Cups, and cheese products;

•	Waukesha, Wisconsin, which produces drinkable kefir products and from which we store and distribute products;

•	Niles, Illinois, which stores and serves as a distribution point for products, including those manufactured by co-packers;

•	Philadelphia, Pennsylvania, which produces drinkable kefir, cheese, and butter products, from which we store and distribute products.

We own these manufacturing facilities, and all our fixed assets associated with manufacturing, storage, and distribution of our products are located in the United States.

Co-Packers

In addition to the products manufactured in our own facilities, independent manufacturers (“co-packers”) manufacture some of our products. We have co-packer agreements to manufacture drinkable kefir in European markets our frozen kefir products, and our probiotic supplements. During 2019 and 2018, approximately 1% of our revenue was derived from products manufactured by co-packers. Our co-packers are audited regularly by our staff and are required to follow our specifications and Good Manufacturing Practices (GMPs). Additionally, the co-packers are required to ensure our products are manufactured in accordance with our quality and safety specifications and that they are compliant with all applicable laws and regulations.

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

Under the retail-direct channel, we sell our products to the retailer that either the retailer’s carrier picks up or Lifeway ships through third party carriers for delivery to those retailers’ distribution centers. In turn, our retailers then deliver the products to their respective stores. Customers in this route-to-market grouping include Kroger, Walmart and Trader Joe’s. Under the retail direct model, optimal product merchandising, assortments and product presentation are attended to by the retailer with limited support from Lifeway’s broker network. Sales to our retail-direct customers represent approximately 43% of our total net sales for the year ended 2019.

Under the distributor channel, we sell our products to distributors that either the distributor’s carrier picks up or Lifeway ships through third party carriers for delivery to those distributors’ designated warehouses. In turn, our distributors then sell and ship our products to their retail customers. Our distributors often use a DSD model of their own to make deliveries directly to individual stores, but they also make deliveries to retailers’ distribution centers. Our distributor customers include United Natural Foods (UNFI), KeHE Distributors, and C&S Wholesale Grocers. The distributor attends to optimal product merchandising, assortments, and product presentations at the retail end of the channel, with support from Lifeway’s direct sales force and broker network. Sales to our distributor customers represent approximately 52% of our total net sales for year ended 2019.

Under the direct store delivery (DSD) route to market, we distribute our products directly to the retailer using a fleet of Company-owned vehicles and a team of Lifeway merchandisers who engage face-to-face with store management to ensure optimal product assortments and presentations. We operate our DSD model in the Chicago, Illinois metropolitan area only. Sales to our DSD customers represent approximately 3% of our total net sales for the year ended 2019.

In the Chicago, Illinois metropolitan area, Lifeway operates three retail stores and a food truck under its Lifeway Kefir Shop subsidiary. The Lifeway Kefir Shop sells its frozen and drinkable kefir products, as well as certain Lifeway products, through these retail outlets. Sales through these retail outlets represent approximately 1% of net sales for the year ended 2019.

Distribution outside of the U.S.

Substantially all of Lifeway’s products are distributed within the United States; however, certain of our distributors sell our products to retailers in Mexico and portions of South America and the Caribbean. Additionally, Lifeway products reach consumers in the United Kingdom, Ireland, Norway, Sweden, and the Middle East under third party co-manufacturing agreements and in-country broker and distributor arrangements. Sales outside the United States represents approximately 1% of net sales for the year ended 2019.

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

MAJOR CUSTOMERS

During the year ended December 31, 2019, two customers, United Natural Foods, Inc. (UNFI) and one other customer, collectively accounted for approximately 22% of our total net sales. These customers collectively accounted for approximately 17% of net accounts receivable as of December 31, 2019.

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

INTELLECTUAL PROPERTY

We believe that our rights in our trademarks and service marks are important to our marketing efforts to develop brand recognition and differentiate our brand from our competitors and are a valuable part of our business. We own many domestic and international trademarks and service marks. In addition, we own numerous registered and unregistered copyrights, registered domain names, and proprietary trade secrets, trade dress, technology, know-how, processes, and other proprietary rights that are not registered. Depending on the jurisdiction, trademarks are generally valid as long as they are in use and/or their registrations are properly maintained and they have not been found to have become generic. Registrations of trademarks can also generally be renewed indefinitely as long as the trademarks are in use. We also have licenses to use certain trademarks inside and outside of the United States and to certain product formulas, all subject to the terms of the agreements under which such licenses are granted. Lifeway’s policy is to pursue registration of intellectual property whenever appropriate. We protect our intellectual property rights by relying on a combination of trademark, copyright, trade dress, trade secret and other intellectual property laws, and domain name dispute resolution systems; as well as licensing agreements, third-party confidentiality, nondisclosure, and assignment agreements; and by policing third-party misuses of our intellectual property. We regard the Lifeway family of trademarks and other intellectual property as having substantial value and as being an important factor in the marketing of our products. The loss of such protection would have a material adverse impact on our operations and share price.

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

SEASONALITY

Lifeway’s business is not seasonal.

EMPLOYEES

As of December 31, 2019, we employed approximately 307 employees, approximately 101 of which were members of a union bargaining unit.

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

We face significant competition for limited retailer shelf space in each of our product categories. Competition in our product categories is based on product innovation, product quality, price, brand recognition and loyalty, effectiveness of marketing, promotional activity, and our ability to identify and satisfy consumer tastes and preferences. We believe that our brands have benefited in many cases from being the first to introduce products in their categories, and their success has attracted competition from other food and beverage companies that produce branded products, as well as from private label competitors. Some of our competitors, such as Danone, General Mills, Chobani, Hain Celestial Group, and Nestle, have substantial financial and marketing resources. These competitors and others may be able to introduce innovative products more quickly or market their products more successfully than we can, which could cause our growth rate to be slower than we anticipate and could cause sales to decline.

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

One key element of our business strategy is to introduce timely, new, cost-effective, and appealing products and to innovate successfully within our existing product categories. New items introduced through our innovation efforts partially offset lower volumes in 2019 of our core drinkable kefir products. However, consumer tastes and preferences change rapidly, and evolve over time. Factors that may affect consumer tastes and preferences include:

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

Two of our customers together accounted for 22% of our net sales in the fiscal year ended December 31, 2019. Where we enter into written agreements with our customers, they are generally terminable after short notice periods by the customer. In addition, our customers sometimes award contracts based on competitive bidding, which could result in lower profits for contracts we win and the loss of business for contracts we lose. The loss of any large customer, the reduction of purchasing levels, or the cancellation of any business from a large customer for an extended period of time could negatively affect our sales and results of operations.

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

Conventional and organic raw milk, our primary raw material, is an agricultural commodity that is subject to price fluctuations. Although both conventional and organic milk prices in fiscal 2019 were relatively consistent with the prior year, there can be no assurance that such prices will remain at these levels in the future. The supply and price of raw milk may be impacted by, among other things, weather, natural disasters, real or perceived supply shortages, lower dairy and crop yields, general increases in farm inputs and costs of production, political and economic conditions, labor actions, government actions, and trade barriers. Increases in the market price for raw milk or over-order premiums charged by producers may also impact our ability to enter into purchase commitments at a fixed price. There can be no assurance that our purchasing practices will mitigate future price risk. As a result, increases in the cost of raw milk could have an adverse impact on our profitability.

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

As of December 31, 2019, we had outstanding borrowings of approximately $2,745, net of $32 of unamortized deferred financing costs, which consisted of a revolving line of credit. Our loan agreements contain certain restrictions and requirements that among other things:

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

Because the Smolyansky family, collectively, controls a majority of our common stock (approximately 50.5%), we are considered a “controlled company” under Nasdaq Listing Rules. Controlled companies are exempt from Nasdaq listing standards that require a board composed of a majority of independent directors, a fully independent nominating/corporate governance committee, and a fully independent compensation committee. Our Board of Directors has determined that Lifeway will avail itself of these exemptions, though we currently maintain a Board composed of a majority of independent directors. In reliance on the controlled company exemptions described above, we have chosen to combine our audit, compensation, and nominating committees into an Audit and Corporate Governance Committee comprised of a majority of the Board’s independent directors to eliminate unnecessary redundancies in our independent committee structure given the size of our Board. The Committee fulfills the Board’s delegated audit, compensation, and nominating duties. As a result of our use of controlled company exemptions, our corporate governance practices differ from those of non-controlled companies, which are subject to all of the Nasdaq corporate governance requirements.

Our business and stock price may be adversely affected if we have other material weaknesses or significant deficiencies in our internal control over financial reporting.

Maintaining effective internal control over financial reporting is necessary for us to produce reliable financial statements. We have remediated the material weakness identified as of December 31, 2018 in our internal control over financial reporting related to our controls over the review of the step one goodwill impairment evaluation performed by third party valuation experts.

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

Pandemics or disease outbreaks, such as the novel coronavirus (COVID-19 virus), may disrupt consumption and trade patterns, supply chains, and production processes, which could materially affect our operations and results of operations.

The impact that the recent COVID-19 outbreak will have on our consolidated results of operations is uncertain. While we have seen increased orders from retail customers in North America and Europe in March 2020 in response to increased consumer demand for food at home, near-term elevated retail customer orders may decrease in the coming months, and we are unable to predict the nature and timing of when that impact may occur, if at all. Restrictions on public gatherings or interactions may also limit the opportunity for our customers and consumers to purchase our products. If a significant percentage of our workforce or the workforce of our suppliers is unable to work, including because of illness or travel or government restrictions in connection with pandemics or disease outbreaks, our operations may be negatively impacted. In addition, pandemics or disease outbreaks could result in a widespread health crisis that could adversely affect the economies and financial markets, consumer spending and confidence levels resulting in an economic downturn that could affect customers’ demand for our products. The recent outbreak of the coronavirus has recently become a pandemic, and neither the duration nor scope of the disruption can be predicted. Therefore, the financial impact cannot be reasonably estimated at this time.

ITEM 1B        UNRESOLVED STAFF COMMENTS

None.

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

Not applicable.

PART II

ITEM 5           MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is listed on the Nasdaq Global Market under the symbol “LWAY.” Trading commenced on March 29, 1988. As of March 16, 2020, there were approximately 147 holders of record of Lifeway’s Common Stock.

Common stock price

The following table shows the high and low sale prices per share of our common stock as reported on the Nasdaq Global Market for each quarter during the two most recent fiscal years:

	Common Stock Price Range
	2018
	Low	High
First Quarter	$5.99	$8.40
Second Quarter	$4.79	$6.48
Third Quarter	$2.66	$4.63
Fourth Quarter	$1.88	$3.39

	2019
	Low	High
First Quarter	$1.98	$2.75
Second Quarter	$1.94	$4.00
Third Quarter	$2.19	$3.59
Fourth Quarter	$1.87	$2.44

Dividend Policy

Lifeway does not routinely declare and pay dividends. From time to time however our Board of Directors may declare and pay dividends depending on our operating cash flow, financial condition, capital requirements and such other factors as the Board of Directors may deem relevant.

There were no dividends declared or paid in fiscal 2019 or 2018.

Issuer Purchases of Equity Securities

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of a publicly announced program (a)	Approximate Dollar Value of Shares that may yet be Purchased Under the Plans or Programs ($ in thousands)

1/1/2018 to 1/31/2018	106,441	$8.22	106,441	$5,007
2/1/2018 to 2/28/2018	24,486	$7.21	24,486	$4,830
4/1/2018 to 4/30/2018	15,433	$6.09	15,433	$4,736
6/1/2018 to 6/30/2018	4,143	$5.46	4,143	$4,714
8/1/2018 to 8/31/2018	1,332	$3.96	1,332	$4,709
9/1/2018 to 9/30/18	40,364	$3.35	40,364	$4,573
11/1/2018 to 11/30/18	17,228	$2.99	17,228	$4,522
12/1/2018 to 12/31/18	8,305	$2.25	8,305	$4,503
Fiscal Year 2018	217,732	$6.33	217,732	$4,503

1/1/2019 to 1/31/2019	46,743	$2.54	46,743	$4,384
2/1/2019 to 2/28/2019	9,100	$2.75	9,100	$4,358
3/1/2019 to 3/31/2019	26,932	$2.24	26,932	$4,298
4/1/2019 to 4/30/2019	4,300	$2.24	4,300	$4,288
5/1/2019 to 5/31/2019	57,817	$2.49	57,817	$4,145
6/1/2019 to 6/30/2019	11,146	$2.32	11,146	$4,119
8/1/2019 to 8/31/2019	37,567	$2.69	37,567	$4,018
9/1/2019 to 9/30/2019	17,531	$2.98	17,531	$3,965
Fiscal Year 2019	211,136	$2.55	211,136	$3,965

(a)	During the fourth quarter of 2015, Lifeway publicly announced a share repurchase program. On November 1, 2017, the our Board of Directors amended the 2015 stock repurchase program (the “2017 amendment”), by adding to (i.e., exclusive of the shares previously authorized under the 2015 stock program repurchase) the authorization the lesser of $5,185 or 625 shares. The program has no expiration date.

ITEM 6           SELECTED FINANCIAL DATA

Not applicable

ITEM 7           MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the financial condition and results of operations for the years ended December 31, 2019 and December 31, 2018 should be read in conjunction with the audited consolidated financial statements and the notes to those statements that are included elsewhere in this report on Form 10-K. In addition to historical information, the following discussion contains certain forward-looking statements within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. These statements relate to our future plans, objectives, expectations and intentions. These statements may be identified by the use of words such as "may," "could," "believe," "future," "depend," "expect," "will," "result," "can," "remain," "assurance," "subject to," "require," "limit," "impose," "guarantee," "restrict," "continue," "become," "predict," "likely," "opportunities," "effect," "change," "future," "predict," and "estimate," and similar terms or terminology, or the negative of such terms or other comparable terminology. Although we believe the expectations expressed in these forward-looking statements are based on reasonable assumptions within the bounds of our knowledge of our business, our actual results could differ materially from those discussed in these statements. Factors that could contribute to such differences include, but are not limited to, those discussed in the “Risk Factors” section in Part I, Item 1A. We undertake no obligation to update publicly any forward-looking statements for any reason even if new information becomes available or other events occur in the future.

Results of Operations

Comparison of Year Ended December 31, 2019 to Year Ended December 31, 2018 (in 000’s)

	December 31,				Change
	2019		2018		$	%

Net sales	$93,662		$103,350		$(9,688)	(9.4%	)

Cost of goods sold	$68,367		$74,646		$6,279	–
Depreciation expense	3,146		2,846		(300)
Total cost of goods sold	$71,513		$77,492		$5,979	7.7%

Gross profit	$22,149		$25,858		$(3,709)	(14.3%	)
Gross Profit % to net sales	23.6%		25.0%

Selling expenses	$11,062		$13,477		$2,415	17.9%
Selling expenses % to net sales	11.8%		13.0%

General & administrative expenses	$12,828		$13,616		$788	5.8%
General & administrative % to net sales	13.7%		13.2%

Goodwill and intangible asset impairment	–		1,244		1,244	100.0%

Amortization expense	$192		$631		$439	69.6%

Total operating expenses	$24,082		$28,968		$4,886	16.9%
Total operating expense % to net sales	25.7%		28.0%
Loss from operations	$(1,933)		$(3,110)		$1,177	(37.8%	)
Loss from operations % to net sales	(2.1%	)	(3.0%	)

Net Sales

Net sales were $93,662 for the year ended December 31, 2019, a decrease of $9,688 or 9.4% versus prior year. The net sales softness continued to reflect the overall lower consumption in the dairy and cultured dairy product categories. Versus prior year, the decline was primarily driven by lower volumes of our branded drinkable kefir and cupped kefir and Skyr sales, partially offset by the incremental volume of new item introductions.

Gross Profit

Gross profit as a percentage of net sales decreased to 23.6% during the year ended December 31, 2019 from 25.0% during the same period in 2018. The lower gross profit percentage primarily reflects category sales softness, the unfavorable impact of operating leverage that arises from lower net sales relative to fixed costs, and increased freight costs and depreciation, partially offset by a reduction in variable costs.

Selling Expenses

Selling expenses decreased by $2,415 or 17.9% to $11,062 during the year ended December 31, 2019 from $13,477 during the same period in 2018. The decreased selling expenses primarily reflect the reduction in advertising and marketing programs with lower efficiency and compensation savings from organizational changes made in 2018. Selling expenses as a percentage of net sales were 11.8% during the year ended December 31, 2019 compared to 13.0% for the same period in 2018.

General and Administrative Expenses

General and administrative expenses decreased $788 or 5.8% to $12,828 during the year ended December 31, 2019 from $13,616 during the same period in 2018. The decrease is primarily a result of lower compensation expense due to organizational changes made in 2018, and lower professional fees, partially offset by increased legal expenses.

Goodwill and Intangible Asset Impairment

During the fourth quarter of fiscal 2018, we recorded a goodwill impairment charge of $1,244. See Note 5, Goodwill and Intangible Assets, in the Notes to the Consolidated Financial Statements included in Item 8 of this Form 10-K.

Provision for Income Taxes

The provision for income taxes includes federal, state and local income taxes. Income tax expense was $782 during the year ended December 31, 2019, compared to a benefit for income taxes of $225 during the same period in 2018.

Our effective income tax rate (ETR) for the year ended December 31, 2019 was 63.3% compared to an ETR of 6.8% in the same period last year. The increase in the effective tax rate was primarily due to the separate state tax rates, non-deductible officer compensation expense, non-deductible compensation expense related to equity incentive awards, and the provision for unrecognized tax benefits. The increase in the effective tax rate from 2018 to 2019 is due to the fact that the company has a number of items that are nondeductible or are discrete adjustments to tax expense. Although similar items were reflected in 2018, the percentage effect is substantially different due to the difference in pre-tax income in 2019 compared to the pre-tax loss in 2018.

Section 162(m) of the Code limits the deductibility of compensation paid to certain of our executives. Under the Act’s amendments to Section 162(m), no tax deduction in taxable years beginning after December 31, 2017 is allowed for compensation paid to any covered employee to the extent that the total compensation for that covered employee exceeds $1,000,000 in any taxable year. Although the Act eliminated the prior tax deduction under Section 162(m) for performance-based executive compensation, it included a transition rule under which the changes to Section 162(m) will not apply to awards made to our covered employees who had the right to participate in our 2015 Omnibus Incentive Plan pursuant to written binding contracts in effect as of November 2, 2017, as long as those contracts have not subsequently been modified in any material respect. Accordingly, subject to further guidance from the Treasury Department and the Internal Revenue Service (“IRS”), the performance-based compensation paid to our executives under our Omnibus Plan remained eligible for the Section 162(m) exemption in 2019.

Income taxes are discussed in Note 10 in the Notes to the Consolidated Financial Statements.

Net Income (Loss)

We reported a net income of $453 or $0.03 per basic and diluted common share for the year ended December 31, 2019 compared to a net loss of $(3,086) or $(0.19) per basic and diluted common share in the same period in 2018.

Liquidity and Capital Resources

We expect to meet our foreseeable liquidity and capital resource requirements through anticipated cash flows from operations; our revolving credit facility; and cash and cash equivalents to ensure the continuation of the Company as a going concern. The success of our business and financing strategies will continue to provide us with the financial flexibility to take advantage of various opportunities as they arise.

The impact that the recent COVID-19 outbreak will have on our consolidated results of operations is uncertain. Lifeway has seen increased orders from retail customers in North America and Europe in March 2020 in response to increased consumer demand for food at home in response to government mandated social distancing and shelter in place orders in the United States and the immune boosting quality of our products. However near-term elevated retail customer orders may decrease in the coming months, and we are unable to predict the nature and timing of when that impact may occur, if at all. As a result of the Covid-19 pandemic, restrictions on public gatherings or interactions, a decrease in available workforce at our facilities or our suppliers, adverse effects the economies and financial markets, consumer spending and confidence levels could affect customers’ demand for our products or our ability to produce, transport and sell our products. Neither the duration nor scope of any disruption can be predicted. Therefore, the financial impact cannot be reasonably estimated at this time.

To date, our manufacturing facilities have not been significantly impacted. We have full production capacity available at all locations at this time. On March 16, 2020, the food industry, including grocery stores and their suppliers, and transportation were classified by the U.S. federal government as critical infrastructure industry. As a result, our employees and facilities, as well as the retailers and distributors that sell our products, will be able to remain in operation. During the first quarter of 2020, Management, anticipating the spread of Covid-19 and its effects, implemented a plan to mitigate effects of Covid-19 on supply and transportation of materials used to make and package our products, staffing, and transportation of our products to customers. While the situation is fluid, we have evaluated all manufacturing locations and do not anticipate any staffing shortages or interruption of our production, transportation and sale of products in the near term.

Sources and Uses of Cash

Lifeway had a net increase in cash and cash equivalents of $838 during the year ended December 31, 2019 compared to a net decrease in cash and cash equivalents of $1,980 in the same period in 2018. The drivers of the year over year change are as follows:

Net cash provided by operating activities was $3,811 during the year ended December 31, 2019 compared to net cash provided by operating activities of $2,417 in the same period in 2018. The increase in cash provided by operating activities is primarily due to the change in working capital and income tax refunds received in 2019.

Net cash used in investing activities was $838 during the year ended December 31, 2019 compared to net cash used in investing activities of $2,720 in the same period in 2018. The lower level of net cash used in investing activities in 2019 reflects lower capital spending. Capital spending was $1,178 during the year ended December 2019 compared to $2,824 in 2018. Our capital spending is focused in three core areas: growth, cost reduction, and facility improvements. Growth capital spending supports new product innovation and enhancements. Cost reduction spending supports manufacturing efficiency, safety and productivity. We received net proceeds of $474 related to the sale of our Skokie, IL facility during Q3 2019. During Q4 2019, the Company tendered approximately 45.6% of one of its investments recorded under the cost method on the consolidated balance sheets for cash proceeds of $1,509. See financing section below for use of those proceeds.

Net cash used in financing activities was $3,811 during the year ended December 31, 2019 compared to net cash used in financing activities of $1,677 in the same period in 2018. Under the terms of its line of credit agreement (see Note 7), we utilized proceeds from our federal and state income tax refunds to repay $1,330 on our revolving line of credit during the first quarter of 2019. We utilized the proceeds from the sale of our Skokie, IL facility to repay $459 on our revolving line of credit during the third quarter of 2019. We utilized proceeds from the sale of our investment described in the investing section above to make a mandatory prepayment of $1,484 on our revolving line of credit during the fourth quarter of 2019. On November 1, 2017, Lifeway’s Board approved an increase in the aggregate amount under our previously announced 2015 stock repurchase program (the “2017 Repurchase Plan Amendment”), by adding to (i.e., exclusive of the shares previously authorized under the 2015 stock repurchase program) the authorization the lesser of $5,185 or 625 shares. We repurchased approximately 211 shares of common stock at a cost of $538 during the year ended December 31, 2019 under the 2017 Repurchase Plan Amendment. We repurchased approximately 218 shares of common stock at a cost of $1,379 during the year ended December 31, 2018 under the 2017 Repurchase Plan Amendment. We may execute transactions from time to time in the open market or by private negotiation, in accordance with all applicable securities laws and regulations. We intend to hold repurchased shares in treasury for general corporate purposes, including issuances under our 2015 Omnibus Incentive Plan. Treasury shares are accounted for using the cost method.

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

On December 10, 2019, Lifeway entered into the Second Modification to the Amended and Restated Loan and Security Agreement, as amended, (the “Second Modification”) with its existing lender. The Second Modification amends the Amended and Restated Loan and Security Agreement, as amended, by redefining the “Borrowing Base” and further clarifying the definitions of “Eligible Accounts” and “Eligible Inventory.” The “Borrowing Base” under this amendment means, generally, an amount equal to the sum of (a) 85% of the unpaid amount of all eligible accounts receivable, plus (b) 50% of the value of all eligible inventory. The Second Modification also addresses the calculation of interest after the potential discontinuance of LIBOR and its replacement with a replacement benchmark interest rate.

All outstanding amounts under the Loans bear interest, based on a level of the Senior Debt to EBITDA ratio, at Lifeway’s election, at either the lender Base Rate (the greater of either the Federal Funds Rate plus 0.0% to 0.5%, or the Prime Rate) or the LIBOR plus 2.25% to 3.00%, payable monthly in arrears. Lifeway is also required to pay a quarterly unused line fee of 0.25% and, in conjunction with the issuance of any letters of credit, a letter of credit fee.

As amended, the Modified Revolving Credit Facility contains customary representations, warranties, and covenants on the part of Lifeway, including financial covenants requiring us to achieve a minimum EBITDA threshold for each of the fiscal quarters through December 31, 2019, and maintain a fixed charge coverage ratio of no less than 1.25 to 1.0 each of the fiscal quarters ending through the expiration date. The Modified Revolving Credit Facility also provides for events of default, including failure to repay principal and interest when due and failure to perform or violation of the provisions or covenants of the agreement, as a result of which amounts due under the Modified Revolving Credit Facility may be accelerated. We were in compliance with the applicable covenants as of December 31, 2019.

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

Goodwill and intangible asset valuation

Goodwill totaled $9,124 as of December 31, 2019. The Company completed its annual goodwill impairment analysis as of December 31, 2019. Our assessment did not result in an impairment. The fair value exceeded the carrying value by 2.4%. Goodwill represents the excess purchase price over the fair value of the net tangible and other identifiable intangible assets acquired. We estimate the fair value of our one reporting unit annually (as of December 31), or more frequently if certain conditions exist, using a combination of the fair values derived from both the income approach and the market approach. Under the income approach, we calculate the fair value of a reporting unit based on the present value of estimated future cash flows. Cash flow projections are based on our estimates of revenue growth rates and operating margins, taking into consideration industry and market conditions. The discount rate used to determine the present value of future cash flows is based on the weighted-average cost of capital adjusted for the relevant risk associated with business-specific characteristics and the uncertainty related to the business's ability to execute on the projected cash flows. The market approach estimates fair value based on market multiples of revenue and earnings derived from comparable publicly-traded companies with similar operating and investment characteristics. The resulting fair value, based on the income and market approaches, is then compared to the carrying value to determine if impairment is necessary.

The Company completed its annual goodwill impairment analysis as of December 31, 2018, which indicated the carrying value of our reporting unit exceeded its fair value by $1,244. Accordingly, we recorded a $1,244 non-cash impairment charge in 2018. The goodwill impairment loss is included in Goodwill and intangible asset impairment on the Consolidated Statements of Operations.

We reviewed our indefinite lived intangible assets, which consist of brand names totaling $3,700 as of December 31, 2019, using the relief from royalty method. Significant assumptions include the royalty rate, revenue growth rates, and discount rates. Our assumptions were based on historical performance and management estimates of future performance. Our assessment did not result in an impairment in 2019 and 2018.

Sales discounts & allowance.

We offer various trade promotions and sales incentive programs to customers and consumers. From time to time, we grant certain sales discounts to customers which are classified as a reduction in sales. The measurement and recognition of discounts and allowances involve the use of judgment and our estimates are made based on historical experience and specific customer program accruals. Differences between estimated and actual discount and allowance costs are normally not material and are recognized in earnings in the period such differences are determined. The process for analyzing trade promotion programs could impact our results of operations and trade spending accruals depending on how actual results of the programs compare to original estimates. As of December 31, 2019, we had $.7 million of accrued discounts and allowances.

Share-based compensation.

Certain employees and non-employee directors receive various forms of share-based payment awards and we recognize compensation expense for these awards based on their grant date fair values. The fair values of stock option awards are estimated on the grant date using the Black-Scholes option pricing model, which incorporates certain assumptions regarding the expected term of an award and expected stock price volatility. The expected term is determined under the simplified method, using an average of the contractual term and vesting period of the stock options. The expected volatility is based on the historic volatility of our common stock. We do not estimate forfeitures in measuring the grant date fair value, but rather account for forfeitures as they occur. Key assumptions are described in further detail in Note 11 to our consolidated financial statements.

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

ITEM 8          FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and

Stockholders of Lifeway Foods, Inc. and Subsidiaries:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Lifeway Foods, Inc. and Subsidiaries (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in the 2013 Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated April 14, 2020 expressed an unqualified opinion on the effectiveness of the company’s internal control over financial reporting.

Change in Accounting Principle

As discussed in Note 2 to the financial statements, the Company changed its method of accounting for leases as a result of the adoption of Accounting Standards Codification Topic 842, Leases effective January 1, 2019, under the modified retrospective method.

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

April 14, 2020

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Lifeway Foods, Inc. and Subsidiaries

Opinion on Internal Control over Financial Reporting

We have audited Lifeway Foods, Inc. and Subsidiaries’ (“Company”) internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO criteria). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 31, 2019 and 2018, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the two year period ended December 31, 2019 and the related notes to the to the consolidated financial statements (collectively referred to as the “financial statements”) of the Company and our report dated April 14, 2020 expressed an unqualified opinion that included an explanatory paragraph regarding the Company’s change in method of accounting for leases as a result of the adoption of Accounting Standards Codification Topic 842, Leases, effective January 1, 2019, under the modified retrospective method.

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

/s/ Mayer Hoffman McCann P.C.

Chicago, Illinois

April 14, 2020

LIFEWAY FOODS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

December 31, 2019 and 2018

(In thousands)

	December 31,
	2019	2018
Current assets
Cash and cash equivalents	$3,836	$2,998
Accounts receivable, net of allowance for doubtful accounts and discounts & allowances of $1,100 and $1,220 at December 31, 2019 and 2018, respectively	6,692	6,276
Inventories, net	6,392	5,817
Prepaid expenses and other current assets	1,598	1,077
Refundable income taxes	681	2,748
Total current assets	19,199	18,916

Property, plant and equipment, net	22,274	24,573
Operating lease right-of use asset	738	–

Intangible assets
Goodwill and indefinite-lived intangibles	12,824	12,824
Other intangible assets, net	152	344
Total intangible assets	12,976	13,168

Other Assets	1,800	150
Total assets	$56,987	$56,807

Current liabilities
Accounts payable	$5,282	$4,570
Accrued expenses	4,087	2,777
Accrued income taxes	154	106
Total current liabilities	9,523	7,453
Line of credit	2,745	5,995
Operating lease liabilities	488	–
Deferred income taxes, net	922	390
Other long-term liabilities	58	564
Total liabilities	13,736	14,402

Stockholders’ equity
Preferred stock, no par value; 2,500 shares authorized; no shares issued or outstanding at 2019 and 2018	–	–
Common stock, no par value; 40,000 shares authorized; 17,274 shares issued; 15,710 and 15,814 shares outstanding at 2019 and 2018	6,509	6,509
Paid-in capital	2,380	2,303
Treasury stock, at cost	(12,601)	(12,970)
Retained earnings	46,963	46,563
Total stockholders’ equity	43,251	42,405

Total liabilities and stockholders’ equity	$56,987	$56,807

See accompanying notes to consolidated financial statements

LIFEWAY FOODS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

For the Years Ended December 31, 2019 and 2018

(In thousands, except per share data)

	2019	2018

Net sales	$93,662	$103,350

Cost of goods sold	68,367	74,646
Depreciation expense	3,146	2,846
Total cost of goods sold	71,513	77,492

Gross profit	22,149	25,858

Selling expenses	11,062	13,477
General and administrative	12,828	13,616
Goodwill and intangible asset impairment	–	1,244
Amortization expense	192	631
Total operating expenses	24,082	28,968

Loss from operations	(1,933)	(3,110)

Other income (expense):
Interest expense	(249)	(271)
Fair value gain on investments	1,731	–
Realized gain on investments, net	1,413	–
Gain on sale of property and equipment	189	54
Other income	84	16
Total other income (expense)	3,168	(201)

Income (loss) before provision for income taxes	1,235	(3,311)

Provision (benefit) for income taxes	782	(225)

Net income (loss)	$453	$(3,086)

Basic loss per common share	$0.03	$(0.19)

Diluted loss per common share	$0.03	$(0.19)

Weighted average number of shares outstanding - Basic	15,748	15,872

Weighted average number of shares outstanding - Diluted	15,804	16,319

See accompanying notes to consolidated financial statements

LIFEWAY FOODS, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

For the Years Ended December 31, 2019 and 2018

(In thousands)

	Common Stock
	Issued		In treasury		Paid-In	Retained	Total
	Shares	$	Shares	$	Capital	Earnings	Equity

Balance, January 1, 2018	17,274	$6,509	(1,266)	$(11,812)	$2,244	$49,649	$46,590

Treasury stock purchased	–	–	(218)	(1,379)	–	–	(1,379)

Issuance of common stock in connection with stock-based compensation	–	–	24	221	(89)	–	132

Stock-based compensation	–	–	–	–	148	–	148

Net Loss	–	–	–	–	–	(3,086)	(3,086)

Balance, December 31, 2018	17,274	$6,509	(1,460)	$(12,970)	$2,303	$46,563	$42,405

Cumulative impact of change in accounting principles, net of tax	–	–	–	–	–	(53)	(53)

Treasury stock purchased	–	–	(211)	(538)	–	–	(538)

Issuance of common stock in connection with stock-based compensation	–	–	107	907	(438)	–	469

Stock-based compensation	–	–	–	–	515	–	515

Net Income	–	–	–	–	–	453	453

Balance, December 31, 2019	17,274	$6,509	(1,564)	$(12,601)	$2,380	$46,963	$43,251

See accompanying notes to consolidated financial statements

LIFEWAY FOODS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2019 and 2018

(In thousands)

	2019	2018

Cash flows from operating activities:
Net income (loss)	$453	$(3,086)
Adjustments to reconcile net income (loss) to operating cash flow:
Depreciation and amortization	3,338	3,477
Non-cash interest expense	23	14
Non-cash rent expense	(17)	–
Bad debt expense	7	21
Deferred Revenue	(97)	(97)
Reserve for inventory obsolescence	(52)	558
Stock-based compensation	838	802
Deferred income taxes	533	(451)
Fair value gain on investment	(1,731)	–
Net gain on sale of investment	(1,413)	–
Gain on sale of property and equipment	(189)	(54)
Goodwill impairment	–	1,244
(Increase) decrease in operating assets:
Accounts receivable	(423)	2,379
Inventories	(523)	1,322
Refundable income taxes	2,067	(401)
Prepaid expenses and other current assets	(526)	(78)
Increase (decrease) in operating liabilities:
Accounts payable	710	(2,278)
Accrued expenses	783	(858)
Operating lease asset amortization/liability	(17)	–
Accrued income taxes	47	(97)
Net cash provided by operating activities	3,811	2,417

Cash flows from investing activities:
Purchases of investments	(15)	(500)
Proceeds from sale of investments	1,509	500
Purchases of property and equipment	(1,178)	(2,824)
Proceeds from sale of property and equipment	522	104
Net cash used in investing activities	838	(2,720)

Cash flows from financing activities:
Purchase of treasury stock	(538)	(1,379)
Borrowings under revolving credit facility	–	6,050
Repayment of line of credit	(3,273)	–
Payment of deferred financing costs	–	(69)
Repayment of notes payable	–	(6,279)
Net cash used in financing activities	(3,811)	(1,677)

Net increase (decrease) in cash and cash equivalents	838	(1,980)
Cash and cash equivalents at the beginning of the period	2,998	4,978
Cash and cash equivalents at the end of the period	$3,836	$2,998

Supplemental cash flow information:
Cash paid for income taxes, net of (refunds)	$(1,865)	$723
Cash paid for interest	259	261
Right-of-use assets and operating lease obligations recognized at ASU 2016-02 transition	997	–
Right-of-use assets and operating lease obligations recognized after ASU 2016-02 transition	305	–

See accompanying notes to consolidated financial statements

LIFEWAY FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2019 and 2018

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

Going Concern

The Company follows the guidance in Accounting Standards Codification (“ASC”) 205-40, Presentation of Financial Statements - Going Concern which requires management to assess an entity’s ability to continue as a going concern and to provide related disclosure in certain circumstances. There were no conditions or events, when considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date the financial statements are issued.

Revenue Recognition

We sell food and beverage products across select product categories to customers predominantly within the United States (see Note 12, Segments, Products and Customers). We also sell bulk cream, a byproduct of our fluid milk manufacturing process. In accordance with ASC 606, Revenue from Contracts with Customers, we recognize revenue when control over the products transfers to our customers, which generally occurs upon delivery to our customers or their common carriers. The Company adopted this standard at the beginning of fiscal year 2018, with no significant impact to its financial position or results of operations, using the modified retrospective method. The amount of revenue recognized reflects the consideration to which the Company expects to be entitled to receive in exchange for these goods or services, using the five-step method required by ASC 606.

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

Accounts Receivable

We provide credit terms to customers in-line with industry standards and maintain allowances for potential credit losses based on historical experience. Customer balances are written off after all collection efforts are exhausted. Estimated product returns, which have not been material, are deducted from sales at the time of revenue recognition.

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

Property, plant and equipment

Property, plant and equipment are recorded at cost. Depreciation and amortization are calculated using the straight-line method over the estimated useful lives of the assets as follows:

Asset	Useful Life
Buildings and improvements	31 and 39 years
Machinery and equipment	5 – 12 years
Office equipment	3 – 7 years
Vehicles	5 years
Leasehold improvements	Shorter of expected useful life or lease term

We perform impairment tests when circumstances indicate that the carrying value of an asset may not be recoverable. Expenditures for repairs and maintenance, which do not improve or extend the life of the assets, are expensed as incurred.

Intangible Assets

Goodwill and indefinite-lived intangible assets

Goodwill represents the excess purchase price over the fair value of the net tangible and other identifiable intangible assets acquired. We estimate the fair value of our one reporting unit annually (as of December 31), or more frequently if certain conditions exist, using a combination of the fair values derived from both the income approach and the market approach. Under the income approach, we calculate the fair value of a reporting unit based on the present value of estimated future cash flows. Cash flow projections are based on our estimates of revenue growth rates and operating margins, taking into consideration industry and market conditions. The discount rate used to determine the present value of future cash flows is based on the weighted-average cost of capital adjusted for the relevant risk associated with business-specific characteristics and the uncertainty related to the business's ability to execute on the projected cash flows. The market approach estimates fair value based on market multiples of revenue and earnings derived from comparable publicly-traded companies with similar operating and investment characteristics. The resulting fair value, based on the income and market approaches, is then compared to the carrying value to determine if impairment is necessary. In the fourth quarter of 2018, we early adopted ASU 2017-04, Intangibles — Goodwill and Other: Simplifying the Test for Goodwill Impairment, which simplifies the subsequent measurement of goodwill by removing the second step of the two-step impairment test.

We assess whether indefinite-lived intangible asset impairment exists using both qualitative and quantitative assessments annually in the fourth quarter or more frequently, if certain conditions exist. The qualitative assessment involves determining whether events or circumstances exist that indicate it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount. If, based on this qualitative assessment, we determine it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount or if we elect not to perform a qualitative assessment, a quantitative assessment is performed to determine whether an indefinite-lived intangible asset impairment exists. We test the indefinite-lived intangible assets for impairment by comparing the carrying value to the fair value based on current revenue projections of the related operations, under the relief from royalty method. Any excess of the carrying value over the amount of fair value is recognized as an impairment. Any such impairment would be recognized in full in the reporting period in which it has been identified.

Definite lived intangible assets

Intangible assets acquired in a business combination are recorded at their estimated fair values at the date of acquisition. Identifiable intangible assets with finite lives are amortized over their estimate useful lives as follows:

Asset	Useful Life
Recipes	4 years
Trade names	8-15 years
Formula	10 years
Customer lists	8-10 years
Customer relationships	8-12 years

All amortization expense related to intangible assets is recorded in Amortization expense in the Consolidated Statements of Operations.

Amortizable intangible assets are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Lifeway conducts more frequent impairment assessments if certain conditions exist, such as a change in the competitive landscape, any internal decisions to pursue new or different strategies, a loss of a significant customer, or a significant change in the market place including changes in the prices paid for our products or changes in the size of the market for our products. If an evaluation of the undiscounted cash flows indicates impairment, the asset is written down to its estimated fair value, which is generally based on discounted future cash flows. If the estimated remaining useful life of an intangible asset is changed, the remaining carrying amount of the intangible asset is amortized prospectively over the revised remaining useful life.

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

The Company records its investments in equity securities without a readily determinable fair value at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. During October 2019, the Company sold approximately 45.6% of one of its investments recorded under the cost method and recognized a $1,438 gain on sale of investment, which is recorded in other income (expense) on the consolidated statements of operations. The Company also recorded an unrealized gain of $1,731 resulting from the observable price change of this transaction, which is recorded in other income (expense) on the consolidated statements of operations. As of December 31, 2019, the Company has one investment without a readily determinable fair value which is recorded at $1,800 in other assets on the consolidated balance sheet.

Income taxes

The Provision for income taxes includes federal, state, local and foreign income taxes currently payable, and those deferred because of temporary differences between the financial statement and tax bases of assets and liabilities. Deferred tax assets or liabilities are computed based on the difference between the financial statement and income tax bases of assets and liabilities using enacted tax rates expected to apply to taxable income in the year in which the deferred tax assets or liabilities are expected to be realized or settled. The principal sources of temporary differences are different depreciation and amortization methods for financial statement and tax purposes, net operating carryforwards, incentive compensation, unrealized gain, capitalization of indirect inventory costs for tax purposes, reserves for excess and obsolete inventory, the allowance for doubtful accounts, and interest expense limitations.

Valuation allowances are recorded to reduce deferred tax assets when it is more likely not that a tax benefit will not be realized. Deferred income tax expense or benefit is based on the changes in the asset or liability from period to period.

Lifeway has analyzed filing positions in all the federal and state jurisdictions where it is required to file income tax returns, as well as all open tax years in these jurisdictions. We recognize the income tax benefit from an uncertain tax position when it is more likely than not that, based on technical merits, the position will be sustained upon examination, including resolutions of any related appeals or litigation processes. We apply a more likely than not threshold to the recognition and derecognition of uncertain tax positions. Accordingly, we recognize the amount of tax benefit that has a greater than 50% likelihood of being ultimately realized upon settlement. Future changes in judgment related to the expected ultimate resolution of uncertain tax positions will affect earnings in the period of such change. For those income tax positions where it is not more likely than not that a tax benefit will be sustained, no tax benefit has been recognized in the financial statements. The total amount of unrecognized tax benefits can change due to audit settlements, tax examination activities, statute expirations and the recognition and measurement criteria under accounting for uncertainty in income taxes. Lifeway recognizes penalties and interest related to unrecognized tax benefits in the provision (benefit) for income taxes in the consolidated statements of operations.

Share-based compensation

Share-based compensation expense is recognized for equity awards over the vesting period based on their grant date fair value. The fair value of restricted stock awards is equal to the closing price of our stock on the date of grant.

Treasury stock

Treasury stock is recorded using the cost method.

Advertising costs

Lifeway expenses advertising costs as incurred and reported in Selling expense in our Consolidated Statements of Operations. For the years ended December 31, 2019 and 2018 total advertising expenses were $3,394 and $4,518, respectively.

Earnings (loss) per common share

Basic earnings (loss) per common share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares issued and outstanding during the reporting period. Diluted earnings (loss) per common share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares issued and outstanding and the effect of all dilutive common stock equivalents related to the Company’s outstanding stock-based compensation awards outstanding during the reporting period. For the years ended December 31, 2019 and 2018, there were 56 and 0 common stock equivalents outstanding, respectively.

Recently Adopted Accounting Pronouncements

In February 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842), which affects any entity that enters into a lease (as that term is defined in ASU 2016-02), with some specified scope exceptions. Under ASU 2016-02, companies can adopt the amended guidance using a modified retrospective transition approach, using an application date of either the beginning of the earliest comparative period presented or the beginning of the reporting period in which the companies first apply the new standard. We adopted this standard on January 1, 2019 using the application date of January 1, 2019, and elected certain practical expedients allowed under the standard. In July 2018, the FASB issued ASU No. 2018-11, Leases (842), Targeted Improvements, which provides an additional transition election to not restate comparative periods for the effects of applying the new standard. The guidance requires lessees to recognize right-of-use assets and lease liabilities in the balance sheet and disclose key information about leasing arrangements, such as information about variable lease payments and options to renew and terminate leases. The amended guidance will require both operating and finance leases to be recognized in the balance sheet. A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term.

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

The main difference between the guidance in ASU 2016-02 and prior GAAP is the recognition of right-of-use assets and lease liabilities by lessees for those leases classified as operating leases under current GAAP. Recognition of the right-of-use assets and liabilities had a material impact to our consolidated balance sheet upon adoption. However, since all our leases are operating leases under ASC 840 and we will carryforward the historical lease classification, the new standard did not have a material impact on our Consolidated Statements of Operations, Consolidated Statements of Stockholders’ Equity, or Consolidated Statements of Cash Flows for the year ended December 31, 2019. The adoption resulted in an increase of the right-of-use assets of approximately $944 and lease liabilities of $997, and an adjustment to beginning retained earnings of $53 as of January 1, 2019.

Recently Issued Accounting Pronouncements

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The new guidance provides optional expedients and exceptions for applying generally accepted accounting principles (GAAP) to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. The guidance will be effective prospectively as of March 12, 2020 through December 31, 2022 and interim periods within those fiscal years. Management is currently evaluating the impact that the new guidance will have on the consolidated financial statements.

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The new guidance is intended to enhance and simplify various aspects of the accounting for income taxes. The new guidance eliminates certain exceptions to the general approach to the income tax accounting model, and adds new guidance to reduce the complexity in accounting for income taxes. The guidance will be effective for fiscal years beginning after December 15, 2020 and interim periods within those fiscal years. Early adoption of the amendments is permitted, including adoption in any interim period for public business entities for periods for which financial statements have not yet been issued. Management is currently evaluating the impact that the new guidance will have on the consolidated financial statements.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, in November 2018 issued an amendment, ASU 2018-19, Codification Improvements to Topic 326, Financial Instruments - Credit Losses, and in November 2019 issued two amendments, ASU 2019-10, Financial Instruments—Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842): Effective Dates, and ASU 2019-11, Codification Improvements to Topic 326, Financial Instruments—Credit Losses. The series of new guidance amends the impairment model by requiring entities to use a forward-looking approach based on expected losses rather than incurred losses to estimate credit losses on certain types of financial instruments, including trade receivables. This may result in the earlier recognition of allowances for losses. The guidance should be applied on either a prospective transition or modified-retrospective approach depending on the subtopic. The guidance is effective for annual periods beginning after December 15, 2022, including interim periods within those fiscal years, with early adoption permitted. Management is currently evaluating the impact that the new guidance will have on the consolidated financial statements.

Note 3 – Inventories, net

Inventories consisted of the following:

	December 31,
	2019	2018
Ingredients	$1,942	$1,580
Packaging	2,230	2,072
Finished goods	2,220	2,165
Total inventories, net	$6,392	$5,817

Note 4 – Property, Plant and Equipment, net

Property, plant and equipment consisted of the following:

	December 31,
	2019	2018
Land	$1,565	$1,747
Buildings and improvements	17,332	17,520
Machinery and equipment	30,670	29,692
Vehicles	778	937
Office equipment	851	838
Construction in process	362	546
	51,558	51,280
Less accumulated depreciation	(29,284)	(26,707)
Total property, plant and equipment, net	$22,274	$24,573

Note 5 – Goodwill and Intangible Assets

Goodwill and indefinite-lived intangible assets consisted of the following:

	December 31,
	2019	2018
Goodwill	$10,368	$10,368
Accumulated impairment losses	(1,244)	(1,244)
Goodwill	9,124	9,124
Brand names	3,700	3,700
Goodwill and indefinite lived intangible assets	$12,824	$12,824

Goodwill

The Company performed the annual impairment assessment of goodwill for our single reporting unit as of December 31, 2019, noting no impairment loss. The fair value exceeded the carrying value by 2.4%. Considerable management judgment is necessary to evaluate goodwill for impairment. We estimate fair value using widely accepted valuation techniques including discounted cash flows and market multiples analysis with respect to our single reporting unit. These valuation approaches are dependent upon a number of factors, including estimates of future growth rates, our cost of capital, capital expenditures, income tax rates, and other variables. Assumptions used in our valuations were consistent with our internal projections and operating plans. Our discounted cash flows forecast could be negatively impacted by a change in the competitive landscape, any internal decisions to pursue new or different strategies, a loss of a significant customer, or a significant change in the market place including changes in the prices paid for our products or changes in the size of the market for our products. Additionally, under the market approach analysis, we used significant other observable inputs including various guideline company comparisons. We base our fair value estimates on assumptions we believe to be reasonable, but which are unpredictable and inherently uncertain. Changes in these estimates or assumptions could materially affect the determination of fair value and the conclusions of the quantitative goodwill test for our one reporting unit.

Upon completion of the annual goodwill impairment analysis as of December 31, 2018, the Company recorded impairment losses of $1,244. The goodwill impairment loss is included in Goodwill and intangible asset impairment on the Consolidated Statements of Operations.

Indefinite-lived Intangible Assets

The Company performed the annual impairment assessment on the indefinite-lived intangible asset as of December 31, 2019 and 2018, resulting in no impairment losses.

Finite-lived Intangible Assets

Other intangible assets, net consisted of the following:

	December 31,
	2019	2018
Recipes	$44	$44
Customer lists and other customer related intangibles	4,529	4,529
Customer relationships	985	985
Trade names	2,248	2,248
Formula	438	438
	8,244	8,244
Accumulated amortization	(8,092)	(7,900)
Intangible assets, net	$152	$344

The remaining $152 of intangible asset at December 31, 2019 is expected to be amortized in 2020.

Note 6 – Accrued Expenses

Accrued expenses consisted of the following:

	December 31,
	2019	2018
Payroll and incentive compensation	$3,009	$1,937
Current portion of operating lease liabilities	285	–
Real estate taxes	398	398
Other	395	442
Total accrued expenses	$4,087	$2,777

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

As of December 31, 2019, we had $2,745 net of $32 of unamortized deferred financing costs, outstanding under the Revolving Credit Facility. We had approximately $5,412 available under the Borrowing Base for future borrowings as of December 31, 2019.

All outstanding amounts under the Loans bear interest, at Lifeway’s election, at either the lender Base Rate (the greater of either the Federal Funds Rate plus 0.5%, or the Prime Rate) or the LIBOR plus 2.50%, payable monthly in arrears. Lifeway is also required to pay a quarterly unused line fee and, in conjunction with the issuance of any letters of credit, a letter of credit fee.

The commitment under the Revolving Credit Facility matures May 7, 2021. The Revolving Credit Facility is presented as a long-term debt obligation as of December 31, 2019. The Loans and all other amounts due and owed under the Revolving Credit Facility and related documents are secured by substantially all of our assets.

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

On December 10, 2019, Lifeway entered into the Second Modification to the Amended and Restated Loan and Security Agreement, as amended, (the “Second Modification”) with its existing lender. The Second Modification amends the Amended and Restated Loan and Security Agreement, as amended, by redefining the “Borrowing Base” and further clarifying the definitions of “Eligible Accounts” and “Eligible Inventory.” The “Borrowing Base” under this amendment means, generally, an amount equal to the sum of (a) 85% of the unpaid amount of all eligible accounts receivable, plus (b) 50% of the value of all eligible inventory. The Second Modification also addresses the calculation of interest after the potential discontinuance of LIBOR and its replacement with a replacement benchmark interest rate.

As amended, all outstanding amounts under the Loans bear interest, based on a level of the Senior Debt to EBITDA ratio, at Lifeway’s election, at either the lender Base Rate (the greater of either the Federal Funds Rate plus 0.0% to 0.5%, or the Prime Rate) or the LIBOR plus 2.25% to 3.00%, payable monthly in arrears. Lifeway is also required to pay a quarterly unused line fee of 0.25% and, in conjunction with the issuance of any letters of credit, a letter of credit fee. Lifeway’s interest rate on debt outstanding under our Revolving Credit Facility as of December 31, 2019 was 4.36%.

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

We were in compliance with the minimum EBITDA and fixed charge coverage ratio covenants at December 31, 2019.

Note 8 – Leases

Lifeway has operating leases for three retail stores for its Lifeway Kefir Shop subsidiary and office space which includes fixed base rent payments as well as variable rent payments to reimburse the landlord for operating expenses and taxes. The Company also lease certain machinery and equipment with fixed base rent payments and variable costs based on usage. Remaining lease terms for these leases range from less than 1 year to 5 years. Some of our leases include options to extend the leases for up to 5 years and have been included in our calculation of the right-of-use asset and lease liabilities. Lifeway includes only fixed payments for lease components in the measurement of the right-of-use asset and lease liability. Variable lease payments are those that vary because of changes in facts or circumstances occurring after the commencement date, other than the passage of time. There are no residual value guarantees. We do not currently have leases which meet the finance lease classification as defined under ASC 842.

We do not record leases with an initial term of 12 months or less on the balance sheet. Expense for these short-term leases is recorded on a straight-line basis over the lease term. Total lease expense was $688 and $769 (including short term leases) for the period ended December 31, 2019 and 2018, respectively.

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

Future maturities of lease liabilities were as follows

Year	Operating Leases
2020	$312
2021	238
2022	197
2023	71
Thereafter	7
Total lease payments	825
Less: Interest	(51)
Present value of lease liabilities	$774

The weighted-average remaining lease term for our operating leases was 2.8 years as of December 31, 2019. The weighted average discount rate of our operating leases was 5.44% as of December 31, 2019. Cash paid for amounts included in the measurement of lease liabilities was $583 for the year ended December 31, 2019.

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

Note 10 – Income taxes

The provision (benefit) for income taxes consists of the following:

	For the Years Ended December 31,
	2019	2018
Current:
Federal	$(27)	$(13)
State and local	276	249
Total current	249	236
Deferred	533	(461)
Provision (benefit) for income taxes	$782	$(225)

A reconciliation of the U.S. federal statutory rate to the effective tax rate used in the provision for income taxes is as follows:

	2019		2018
	Amount	Percentage	Amount	Percentage
Federal income tax at statutory rate	$259	21.0%	$(695)	21.0%
State and local tax, net	180	14.5%	(47)	1.4%
Goodwill impairment	–	0.0%	324	(9.8)%
Oher permanent differences	14	1.1%	147	(4.4)%
Section 162m	105	8.5%	–	0.0%
Stock based compensation	149	12.1%	–	0.0%
Uncertain tax positions	79	6.4%	–	0.0%
Change in tax rates	8	0.7%	(37)	1.1%
Change in tax estimate	(12)	(1.0)%	83	(2.5)%
Benefit for income taxes	$782	63.3%	$(225)	6.8%

The tax effects of temporary differences giving rise to deferred income tax assets and liabilities are as follows:

	December 31,
	2019	2018
Deferred tax liabilities attributable to:
Accumulated depreciation and amortization	$(2,015)	$(2,062)
Unrealized gains	(465)	–
Total deferred tax liabilities	(2,480)	(2,062)
Deferred tax assets attributable to:
Net operating losses	507	595
Capital loss carry-forward & investment impairment	–	115
Accrued compensation	89	–
Incentive compensation	473	448
Inventory	312	355
Allowances for doubtful accounts and discounts	115	109
Deferred revenue	40	–
Other	22	50
Total net deferred tax assets	1,558	1,672
Net deferred tax liabilities	$(922)	$(390)

The following table details the Company's tax attributes related to net operating losses for which it has recorded deferred tax assets.

Tax Attributes	Net Attribute Amount	Net Attribute Amount	Expiration Years
U.S. net operating losses	$1,759	$370	No expiration
Illinois net operating losses	1,762	132	2030 - 2031
Other state net operating losses	119	5	2034 - 2038
		$507

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2019	2018
Balance at January 1	$63	$181
Additions based on tax positions of prior years	79	–
Reduction for tax positions of prior years	–	(118)
Balance at December 31	$142	$63

Lifeway is subject to U.S. federal income tax as well as income tax in multiple state and city jurisdictions. With limited exceptions, our calendar year 2016 and subsequent federal and state tax years remain open by statute. The annual effective tax rate would have decreased by 11.5% as of December 31, 2019 if the unrecognized tax benefits were recognized. The amount of unrecognized tax benefits that, if recognized, would impact the annual effective tax rate was not significant as of December 31, 2018.

The amount of interest and penalties recognized in the consolidated statements of operations was $41 and $0 during 2019 and 2018, respectively. The amount of accrued interest and penalties recognized in the consolidated balance sheets was $60 and $19 at December 31, 2019 and 2018, respectively.

Note 11 – Stock-based and Other Compensation

In December 2015, Lifeway stockholders approved the 2015 Omnibus Incentive Plan, which authorized the issuance of an aggregate of 3.5 million shares to satisfy awards of stock options, stock appreciation rights, unrestricted stock, restricted stock, restricted stock units, performance shares and performance units to qualifying employees. Under the Plan, the Board or its Audit and Corporate Governance Committee approves stock awards to executive officers and certain senior executives, generally in the form of restricted stock or performance shares. The number of performance shares that participants may earn depends on the extent to which the corresponding performance goals have been achieved. Stock awards generally vest over a three-year performance or service period. At December 31, 2019, 3.377 million shares remain available under the Omnibus Incentive Plan. While we plan to continue to issue awards pursuant to the Plan at least annually, we may choose to suspend the issuance of new awards in the future and may grant additional awards at any time including issuing special grants of restricted stock, restricted stock units, and stock options to attract and retain new and existing executives.

Stock Options

The following table summarizes stock option activity during the year ended December 31, 2019:

	Options	Weighted average exercise price	Weighted average remaining contractual life	Aggregate intrinsic value

Outstanding at December 31, 2018	41	$10.42	7.23	–
Granted	–	$–	–
Exercised	–	$–	–	–
Forfeited	–	$–	–	–
Outstanding at December 31, 2019	41	$10.42	6.22	$–
Exercisable at December 31, 2019	41	$10.42	6.22	$–

For the years ended December 31, 2019 and 2018 total pre-tax stock-based compensation expense recognized in the consolidated statements of operations was $1 and $9, respectively. For the years ended December 31, 2019 and 2018 tax-related benefits of $0 and $3 were also recognized. As of December 31, 2019, all outstanding options are vested and there is no remaining unearned compensation expense.

We measure the fair value of stock options using the Black-Scholes option pricing model. The expected term of options granted was based on the weighted average time of vesting and the end of the contractual term. We utilized this simplified method as we did not have sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected term.

Restricted Stock Awards

A Restricted Stock Award (“RSA”) represents the right to receive one share of common stock in the future. RSAs have no exercise price. The grant date fair value of the awards is equal to our closing stock price on the grant date. The following table summarizes RSA activity during the year ended December 31, 2019.

RSA’s

Outstanding at December 31, 2018	25
Granted	39
Shares issued upon vesting	(18)
Forfeited	–
Outstanding at December 31, 2019	47
Weighted average grant date fair value per share outstanding	$4.01

We expense RSA’s over the service period. For the years ended December 31, 2019 and 2018 total pre-tax stock-based compensation expense recognized in the consolidated statements of operations was $109 and $47, respectively. For the years ended December 31, 2019 and 2018 tax-related benefits of $30 and $13, respectively, were also recognized. As of December 31, 2019, the total remaining unearned compensation related to non-vested RSA’s was $107, which is expected to be amortized over the weighted-average remaining service period of 1.38 years.

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

2017 Plan

Under the 2017 Plan, collectively the participants had the opportunity to earn cash and equity-based incentive compensation in amounts ranging from $0 to $11,025 depending on Lifeway’s performance levels compared to the respective targets and the participants performance compared to their individual objectives. The equity portion of the incentive compensation is payable in restricted stock that vests one-third in each of the three years from the 2017 grant dates. For the year ended December 31, 2019 and 2018, $288 and $636 was expensed under the 2017 Plan as stock-based compensation expense in the consolidated statements of operations, respectively. As of December 31, 2019, the total remaining unearned compensation related to the 2017 Plan was $49, which is expected to be recognized in 2020, subject to vesting.

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

2019 Plan

Under the 2019 Plan, collectively the participants have the opportunity to earn equity-based incentive compensation in amounts ranging from $0 to $1,733 depending on Lifeway’s performance levels compared to the respective targets. The equity-based incentive compensation is payable in restricted stock that vests 50% of unvested shares in year one, 50% of unvested shares in year two, and 100% of remaining unvested shares in year three from the 2019 grant date. For the year ended December 31, 2019, $51 was expensed under the 2019 Plan as stock-based compensation expense in the consolidated statements of operations.

2019 Retention Award

During Q1 2019, we awarded a special retention grant (the “2019 Retention Award”) of restricted stock to senior executives and key employees (the “participants”). The equity-based incentive compensation is payable in restricted stock that vests one-third in March 2019, one-third in March 2020 and one-third in March 2021. For the period ended December 31, 2019, $342 was expensed under the 2019 Retention Award as stock-based compensation expense in the consolidated statements of operations.

Retirement Benefits

Lifeway has a defined contribution plan which is available to substantially all full-time employees. Under the terms of the plan we match employee contributions under a prescribed formula. For the years ended December 31, 2019 and 2018 total contribution expense recognized in the consolidated statements of operations was $367 and $417, respectively.

Note 12 – Segments, Products and Customers

Lifeway’s primary product is drinkable kefir, a cultured dairy product. Lifeway Kefir is tart and tangy, high in protein, calcium and vitamin D. Thanks to our exclusive blend of kefir cultures, each cup of kefir contains 12 live and active cultures and 15 to 20 billion beneficial CFU (Colony Forming Units) at the time of manufacture.

We manufacture (directly or through co-packers) our products under our own brand, as well as under private labels on behalf of certain customers. As of December 31, 2019, Lifeway offered approximately 20 varieties of our kefir products including more than 60 flavors. In addition to our core drinkable kefir products, we offer several lines of products developed through our innovation and development efforts. These include Kefir Cups, a strained, cupped version of our kefir; and Organic Farmer Cheese Cups, a cupped version of our soft cheeses, both served in resealable 5 oz. containers. We also offer Skyr, a strained cupped Icelandic yogurt; Plantiful, a plant-based probiotic beverage made from organic and non-GMO pea protein with 10 vegan kefir cultures; a line of probiotic supplements for adults and children; and a soft serve kefir mix.

Our product categories are:

•	Drinkable Kefir, sold in a variety of organic and non-organic sizes, flavors, and types, including low fat, non-fat, whole milk, protein, and BioKefir (a 3.5 oz. kefir with additional probiotic cultures).

•	European-style soft cheeses, including farmer cheese in resealable cups.

•	Cream and other, which consists primarily of cream, a byproduct of making our kefir.

•	ProBugs, a line of kefir products designed for children.

•	Other Dairy, which includes Cupped Kefir and Icelandic Skyr, a line of strained kefir and yogurt products in resealable cups.

•	Frozen Kefir, available in soft serve and pint-size containers.

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

Net sales of products by category were as follows for the years ended December 31:

	2019		2018
In thousands	$	%	$	%

Drinkable Kefir other than ProBugs	$71,822	77%	$78,523	76%
Cheese	11,459	12%	11,486	11%
Cream and other	4,228	4%	5,276	5%
ProBugs Kefir	2,780	3%	2,795	3%
Other dairy	1,756	2%	3,836	4%
Frozen Kefir (a)	1,617	2%	1,434	1%
Net Sales	$93,662	100%	$103,350	100%

(a)	Includes Lifeway Kefir Shop sales

Significant Customers – Sales are predominately to companies in the retail food industry located within the United States. Two major customers accounted for approximately 22% and 21% of net sales for the years ended December 31, 2019 and 2018, respectively. Two major customers accounted for approximately 17% of accounts receivable as of December 31, 2019 and 2018. Our ten largest customers as a group accounted for approximately 57% and 59% of net sales for the years ended December 31, 2019 and 2018, respectively.

Note 13 – Share repurchase program

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

Pursuant to the share repurchase program, during the year ended December 31, 2019, the Company repurchased 211 shares at a cost of $538 or approximately $2.55 per share. During the year ended December 31, 2018, the Company repurchased 218 shares at a cost of $1,379 or approximately $6.33 per share. Approximately $3,965 remained available under this program as of December 31, 2019.

Note 14 – Related party transactions

Lifeway obtains consulting services from the Chairperson of its board of directors. Fees earned are included in general and administrative expenses in the accompanying consolidated statements of operations and were $1,000 during the years ended December 31, 2019 and 2018.

Lifeway is also a party to a royalty agreement with the Chairperson of its board of directors under which we pay the Chairperson a royalty based on the sale of certain Lifeway products, not to exceed $50 in any fiscal month. Royalties earned are included in selling expenses in the accompanying consolidated statements of operations and were $588 and $587 during the years ended December 31, 2019 and 2018, respectively.

Note 15 – Subsequent events

In March 2020, the World Health Organization declared the outbreak of a novel coronavirus (COVID-19) as a pandemic, which continues to spread throughout the United States. On March 16, 2020, the food industry, including grocery stores and their suppliers, and transportation were classified by the U.S. federal government as critical infrastructure industry. The Company is closely monitoring the impact of the pandemic on all aspects of its business, including how it will impact its customers, team members, suppliers, vendors, business partners and distribution channels. While the Company has not incurred significant disruptions subsequent to December 31, 2019 from COVID-19, it is unable to predict the impact that COVID-19 will have on its financial position and operating results due to numerous uncertainties.

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

As of December 31, 2019 (the “Evaluation Date”), we conducted an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2019 in ensuring that information required to be disclosed by us under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified under the Exchange Act rules.

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

Management, including our Chief Executive Officer and our Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2019. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework (2013). Based on this assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2019.

Remediation of the Material Weakness

During 2019, management evaluated our policies and procedures related to the review of the analysis in goodwill impairment reports prepared by third-party valuation experts and designed and implemented adequate internal controls and procedures to ensure that (i) goodwill impairment is properly reviewed, accounted for and disclosed, and (ii) management can more effectively evaluate analysis conducted by third-party valuation service providers that perform the step one goodwill impairment analysis.

Changes in Internal Control over Financial Reporting

Except as discussed above there were no changes in our internal control over financial reporting that occurred during 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

3.	Exhibits.

No.	Description	Form	Period Ending	Exhibit	Filing Date

3.1	Amended and Restated Bylaws.	10-K	12/31/2017	3.1	3/30/2018

3.2	Articles of Incorporation, as amended and currently in effect	10-K	12/31/2013	3.2	4/2/2014

10.1	Stock Purchase Agreement dated October 1, 1999 by and among Danone Foods, Inc., Lifeway Foods, Inc., Michael Smolyansky and certain other parties	8-K	0	10.1	10/12/1999

10.2	Stockholders’ Agreement dated October 1, 1999 by and among Danone Foods, Inc., Lifeway Foods, Inc., Michael Smolyansky and certain other parties	8-K	0	10.11	10/12/1999

10.3	Letter Agreement dated December 24, 1999	8-K	0	10.12	1/12/2000

10.4	Employment Agreement, dated September 12, 2002, between Lifeway Foods, Inc. and Julie Smolyansky	10-QSB/A No. 2	9/30/2002	10.14	4/30/2003

10.5	Consulting Agreement by and between the Company and Ludmila Smolyansky, dated as of March 8, 2016	10-K	12/31/2015	10.23	3/16/2016

10.6	Endorsement Agreement by and between the Company and Ludmila Smolyansky, dated as of March 14, 2016	10-K	12/31/2015	10.24	3/16/2016

10.7	Amended and Restated Loan and Security Agreement dated as of May 7, 2018 among Lifeway Foods, Inc., Fresh Made, Inc., The Lifeway Kefir Shop, LLC, Lifeway Wisconsin, Inc., and CIBC Bank USA, as Lender.	8-K		10.1	5/11/2018

10.8	Employment Agreement by and between the Company and Amy Feldman, dated as of October 29, 2018	8-K		10.1	11/1/2018

10.9	Employment Agreement by and between the Company and Eric Hanson, dated as of January 18, 2019				1/23/2019

10.10	First Modification to Amended and Restated Loan and Security Agreement dated as of April 10, 2019 among Lifeway Foods, Inc., Fresh Made, Inc., The Lifeway Kefir Shop, LLC, Lifeway Wisconsin, Inc., and CIBC Bank USA, as Lender.	10-K		10.1	4/15/2019

10.11	Second Modification to Amended and Restated Loan and Security Agreement, effective as of December 10, 2019 by and among Lifeway Foods, Inc., Fresh Made, Inc., The Lifeway Kefir Shop, LLC, Lifeway Wisconsin, Inc., and CIBC Bank USA, as Lender.	8-K		10.1	12/10/2019

14	Code of Conduct and Ethics	10-K	12/31/13	14	4/2/2014

21	List of Subsidiaries of the Registrant

23.1	Consent of Mayer Hoffman McCann P.C.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Julie Smolyansky

31.2	Rule 13a-14(a)/15d-14(a) Certification of Eric Hanson

32.1	Section 1350 Certification of Julie Smolyansky

32.2	Section 1350 Certification of Eric Hanson

99.1	Press release dated April 14, 2020 reporting the Company’s financial results for year ended December 31, 2019.

101	Interactive Data Files

ITEM 16.        FORM 10-K SUMMARY.

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIFEWAY FOODS, INC.

Date: April 14, 2020	By:	/s/ Julie Smolyansky
Julie Smolyansky
Chief Executive Officer, President, and Director

Date: April 14, 2020	By:	/s/ Eric Hanson
Eric Hanson
Chief Financial & Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: April 14, 2020	/s/ Julie Smolyansky
Julie Smolyansky
Chief Executive Officer, President, and Director
(Principal Executive Officer)

Date: April 14, 2020	/s/ Edward Smolyansky
Edward Smolyansky
Chief Operating Officer and Director

Date: April 14, 2020	/s/ Eric Hanson
Eric Hanson
Chief Financial & Accounting Officer
(Principal Financial & Accounting Officer)

Date: April 14, 2020	/s/ Ludmila Smolyansky
Ludmila Smolyansky
Chairperson of the Board of Directors

Date: April 14, 2020	/s/ Jason Scher
Jason Scher
Lead Independent Director

Date: April 14, 2020	/s/ Pol Sikar
Pol Sikar
Director

Date: April 14, 2020	/s/ Renzo Bernardi
Renzo Bernardi
Director

Date: April 14, 2020	/s/ Jody Levy
Jody Levy
Director

