Form 10-K/A
period 2019-12-31
Lifeway Foods, Inc.
filed 2020-06-15
CIK 814586

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

As of May 31, 2020, 15,559,303 shares of the registrant’s common stock, no par value, were outstanding

i

EXPLANATORY NOTE

Unless otherwise noted or as the context otherwise requires, the term “the Company,” “we,” “us,” or “our” refers to Lifeway Foods, Inc. and its subsidiaries.

This Amendment No. 1 to Form 10–K (this “Amendment”) amends the Company’s Annual Report on Form 10–K of for the fiscal year ended December 31, 2019 (the “Original Filing”), originally filed with the Securities and Exchange Commission (the “SEC”) on April 14, 2020. We are filing this Amendment for the purpose of including the information required by Part III (Items 10, 11, 12, 13 and 14) of Form 10-K. The reference on the cover of the Original Filing to the incorporation by reference to portions of our proxy statement for our 2020 Annual Meeting of Stockholders into Part III of the Original Filing is hereby deleted.

As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), this Amendment includes as exhibits the certifications required of our principal executive officer and principal financial officer under Section 302 of the Sarbanes-Oxley Act of 2002. We have included Part IV, Item 15 in this Amendment to reflect the filing of these exhibits with this Amendment, to provide identification of management agreements and to incorporate by reference certain documents previously filed with the SEC. We are not including certifications under Section 906 of the Sarbanes-Oxley Act of 2002, as no financial statements are being filed with this Amendment.

The Original Filing continues to speak as of the date of the Original Filing. Except as described above and except that we have updated the number of outstanding shares of our common stock on the cover page of this report, this Amendment does not amend or modify any other information set forth in the Original Form 10-K and we have not updated or modified disclosures included therein to reflect any events which occurred subsequent to the filing of the Original Filing. Accordingly, this Amendment should be read in conjunction with the Original Form 10-K and with our other filings made with the SEC subsequent to the filing of the Original Form 10-K.

PART III

ITEM 10.        DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information About Our Directors

Ludmila Smolyansky, Founder and Chairperson of the Board

Age: 70 Director Since: 2002	Board Leadership Roles: • Chairperson of the Board

LUDMILA SMOLYANSKY was appointed as a Director by the Board to fill a vacancy created by an increase of the maximum number of Directors up to seven and unanimously elected as the Chairperson of the Board in November 2002. Mrs. Smolyansky has been the operator of several independent delicatessen and gourmet food distributorship businesses, and imported food distributorships, and been a leading force in the health food market for over 40 years. Mrs. Smolyansky and Michael Smolyansky founded Lifeway and Mrs. Smolyansky served as our General Manager. In 2010, Mrs. Smolyansky retired as a Lifeway employee. She has continued to serve Lifeway as its Chairperson of the Board and as a full-time consultant since 2011. Mrs. Smolyansky devotes as much time as necessary to Lifeway’s business and currently holds no other directorships in any other reporting company. Mrs. Smolyansky is the mother of Julie Smolyansky (the President, Chief Executive Officer, and a Director of the Company) and Edward Smolyansky (the Chief Operating Officer and a Director of the Company).

Key Attributes, Experience and Skills:

Mrs. Smolyansky brings many years of food industry experience, historical perspective, and operational expertise to the Board. As Chairperson of the Board, Mrs. Smolyansky guides the Board in analyzing our strategic development. She brings to bear her historical knowledge of our business and industry to advise the Board on what strategies have been and can be successful and why. Mrs. Smolyansky’s business acumen allows her to lead the Board in long-term strategic planning. Her significant consumer products experience and international food industry background provide her with a broad understanding of the operational, financial, and strategic issues facing public companies like ours. In addition, as a founder and pioneer in cultured dairy, Mrs. Smolyansky has been a recognized leader in the organic and natural products industry for decades. Her in-depth knowledge about Lifeway, other manufacturers, and distributors and retailers across varying channels of distribution make her well qualified for service on our Board.

Julie Smolyansky, Chief Executive Officer, President, Secretary and Director

Age: 45 Director Since: 2002	Board Leadership Roles: • None

JULIE SMOLYANSKY was appointed as a Director and elected President and Chief Executive Officer of Lifeway by the Board of Directors to fill the vacancies in those positions created by the death of her father, Michael Smolyansky, in June 2002. She was appointed as Secretary effective as of January 1, 2020. She is a graduate with a bachelor’s degree from the University of Illinois at Chicago. Prior to her appointment, Ms. Smolyansky spent six years as Lifeway’s Director of Sales and Marketing. Ms. Smolyansky also served as Lifeway’s Chief Financial Officer and Treasurer from 2002 to 2004. Under her leadership, Lifeway has brought its products into the mainstream, boosted annual revenues tenfold, and expanded distribution throughout the United States, Mexico, the UK, and Ireland, as well as portions of Central and South America and the Caribbean. She has been named to Fortune Business’s ‘40 under 40,’ Fortune’s 55 Most Influential Women on Twitter and Fast Company’s Most Creative People in Business 1000. She holds no other directorships in any other reporting company. Ms. Smolyansky is the daughter of Ludmila Smolyansky (the Chairperson of the Board), and brother of Edward Smolyansky (the Chief Operating Officer and a Director of the Company). Ms. Smolyansky’s family maintains a controlling interest in the Company, and the Board believes it is appropriate to provide for continuity of the representation of the Smolyansky family on the Board as a component of our succession planning strategy.

Key Attributes, Experience and Skills:

Ms. Smolyansky brings to the Board over twenty years of extensive experience in the dairy and consumer packaged goods industries including advertising; marketing and communications; public relations; digital, social, and event marketing; and consumer insights. Ms. Smolyansky provides the Board with unique perspectives and invaluable, in-depth knowledge of Lifeway, including strategic growth opportunities; personnel; relationships with key customers and suppliers; competitive product positioning; history; company culture; and all other aspects of Lifeway’s operations. As the Chief Executive Officer of a publicly traded company, Ms. Smolyansky brings experience working with the investor community and financial institutions. In addition, as a member of our founding family, Ms. Smolyansky is a recognized and prominent visionary and leader in the dairy and probiotic products industry with an in-depth knowledge of manufacturers, distributors, and retailers across all of our channels of distribution.

Edward Smolyansky, Chief Operating Officer

Age: 40 Director Since: 2017	Board Leadership Roles: • None

EDWARD SMOLYANSKY was elected as a Director in June 2017 and is Lifeway’s Chief Operating Officer. Mr. Smolyansky was appointed as Chief Financial and Accounting Officer and Treasurer of Lifeway in November 2004 and appointed as the Chief Operating Officer and Secretary in 2012. He resigned his titles as Chief Financial Officer on January 1, 2016 and as Chief Accounting Officer on August 8, 2016. Mr. Smolyansky retained his title of Chief Operating Officer when the Board appointed Mr. Hanson as Treasurer and Mr. Haas as Secretary on October 4, 2019. He also served as Lifeway’s Controller from June 2002 until 2004. He received his bachelor’s degree in finance from Loyola University of Chicago in December 2001. He holds no other directorships in any other reporting company. Mr. Smolyansky is the brother of President, CEO and Secretary, Julie Smolyansky, and the son of Lifeway’s Chairperson of the Board, Ludmila Smolyansky. Mr. Smolyansky’s family maintains a controlling interest in the Company, and the Board believes it is appropriate to provide for continuity of the representation of the Smolyansky family on the Board as a component of our succession planning strategy.

Key Attributes, Experience and Skills:

Mr. Smolyansky brings to the Board over fifteen years of extensive financial and operations experience in the dairy and consumer packaged goods industries, which makes him a valuable contributor to the Board. Under his operational leadership, Lifeway has successfully integrated several strategic acquisitions and successfully led the development of both manufacturing processes and products. Mr. Smolyansky provides the Board with unique perspectives and invaluable, in-depth knowledge of Lifeway, including strategic growth opportunities; personnel; relationships with key customers and suppliers; brand marketing; operations; mergers, acquisitions and divestitures; competitive product positioning; history; company culture; and all other aspects of Lifeway’s operations. As the Chief Operating Officer and former Chief Financial Officer of a publicly traded company, Mr. Smolyansky brings experience working with the investor community and financial institutions. In addition, as a member of our founding family, Mr. Smolyansky is a recognized leader in the dairy and probiotic products industry with an in-depth knowledge of manufacturers, distributors, and retailers across all our channels of distribution.

Pol Sikar, Director

Age: 72 Director Since: 1986	Board Leadership Roles: • Independent Director • Member, Audit and Corporate Governance Committee

POL SIKAR has served as a Lifeway director since our inception in February 1986. He holds a master’s degree from the Odessa State Institute of Civil Engineering in Russia. For more than 40 years, he has been President and a major shareholder of Montrose Glass & Mirror Co., a company providing glass and mirror products to the wholesale and retail trade in the greater Chicago area. Mr. Sikar devotes as much time as necessary to the business of the Company and currently holds no other directorships in any other reporting company.

Key Attributes, Experience and Skills:

Mr. Sikar brings a historical perspective to the Board along with executive and entrepreneurial experiences that provide Lifeway with insights into operational and strategic planning, and financial matters. His longtime service and institutional knowledge about Lifeway provide him with a broad understanding of the operational, financial, and strategic issues facing public companies like ours. His executive, operational, and financial experience make him well qualified for service on our Board.

Renzo Bernardi, Director

Age: 82 Director Since: 1994	Board Leadership Roles: • Independent Director

RENZO BERNARDI was elected as a director of Lifeway in 1994. Mr. Bernardi is the President and founder of Renzo & Sons, Inc., a dairy and food service company which has been in business since 1969 (formerly, Renzo-Milk Distribution Systems). He has nearly 50 years of experience in the dairy distribution industry. Mr. Bernardi is a graduate of Instituto Tecnico E Commerciale of Macomer, Sardinia. Mr. Bernardi devotes as much time as necessary to the business of the Company and currently holds no other directorships in any other reporting company.

Key Attributes, Experience and Skills:

Mr. Bernardi brings nearly half a century of experience in the dairy industry, with a focus on dairy supply and distribution, along with historical perspective and executive and entrepreneurial experiences to the Board. His background provides Lifeway with insights into operational and strategic planning, and financial matters. His longtime service and institutional knowledge about Lifeway provide him with a broad understanding of the operational, financial, and strategic issues facing public companies like ours. His executive, operational, and financial experience, particularly in the dairy industry, make him well qualified for service on our Board.

Jason Scher, Director

Age: 45 Director Since: 2012	Board Leadership Roles: • Lead Independent Director • Chairperson, Audit and Corporate Governance Committee • Audit Committee Financial Expert

JASON SCHER was elected as a Director of the Company to fill a vacancy on the Board of Directors in July 2012. From 2016 to present Mr. Scher has been a principle investor and advisor focused on early-stage companies. From 2004 until 2016, Mr. Scher was the Chief Operating Officer of Vosges Haut-Chocolat, a leading manufacturer of super premium chocolate and confections in the US. From 2006 to 2018 he was a Managing Member of South Shore Developers Group, a real estate development company focused on affordable housing in the Chicago Area. From 2000 to 2004, Mr. Scher was a principal in RP3 Development, a New York based construction management and development company that performed work nationwide. Prior to that, Mr. Scher was employed by COSI Sandwich Bar in their real estate and construction group. Mr. Scher devotes as much time as necessary to the business of the Company and currently holds no other directorships in any other reporting company.

Key Attributes, Experience and Skills:

Mr. Scher brings manufacturing, financial and strategic experience to the Board, including a record of operational excellence in the food industry, and strategic experience across multiple industries from real estate to retail to the Board. In addition, he has advised a private company board; been an operational, team, and project leader; and served as a senior executive for nearly twenty years. His experience has provided him with a broad understanding of the operational, financial, and strategic issues facing public companies like ours. His industry, operational, and financial experience makes him well qualified for service on our Board.

Jody Levy, Director

Age: 41 Director Since: 2018	Board Leadership Roles: • Independent Director • Member, Audit and Corporate Governance Committee

Jody Levy was appointed as a director of Lifeway to fill a vacancy on the Board on February 11, 2020. Ms. Levy, is the founder, Creative Director and Chief Executive Officer of World Waters, LLC, the parent company of WTRMLN WTR and also a partner in, and advisor to, various brands including GEM&BOLT Mezcal, Bulletproof, Thrive Market, Parsley Health, The WELL, Inscape, Pinata and more. Ms. Levy has a Bachelor of Arts from School of the Art Institute of Chicago. Ms. Levy devotes as much time as necessary to Lifeway business and currently holds no other directorships in any other reporting company.

Key Attributes, Experience and Skills:

Ms. Levy’s breadth of experience in manufacture, marketing and sale of consumer packaged goods, specifically health foods, and her financial expertise and business experience as investor and as Chief Financial Officer make her a valuable addition to our Board.

Information About Our Executive Officers

Information About Our Executive Team

Lifeway’s executive officers are Ms. Julie Smolyansky, President, Chief Executive Officer and Secretary; Mr. Edward Smolyansky, Chief Operating Officer; Mr. Eric Hanson, Chief Financial and Accounting Officer and Treasurer; and Ms. Amy Feldman, Senior Executive Vice President of Sales. Douglas A. Hass was the General Counsel and Assistant Secretary through December 31, 2019. Mr. Hass is a Named Executive Officer for fiscal year 2019 but his position of General Counsel was eliminated as part of Lifeway’s ongoing organizational restructuring effective December 31, 2019. Mr. Hass also resigned as Secretary of the Company, and his employment agreement was terminated, effective December 31, 2019.

Ms. Smolyansky and Mr. Smolyansky are also Directors, and we have included their biographical information above in the section “Information about our Directors.”

All of our Executive Officers other than Mr. Smolyansky have or had employment agreements that we have more fully describe below under “Employment agreements and change-in-control arrangements between the Company and Named Executive Officers.” Our other Named Executive Officer, Mr. Smolyansky, does not have an employment agreement.

Eric Hanson, Chief Financial and Accounting Officer

Age: 46	Officer Since: 2018	NEO: No

ERIC HANSON is our Chief Financial and Accounting Officer and Treasurer. Mr. Hanson has served as our Chief Accounting Officer since May 2018, and as our Corporate Controller since July 2016. He also served as our interim Chief Financial Officer from May 2018 through August 2018 before we permanently appointed him to that position in November 2018. Prior to joining Lifeway, he served as Director of External Reporting for CPG International LLC in Skokie, Illinois from 2014 through July 2016; and as Audit Manager for Deloitte & Touche, LLP in Chicago, Illinois from 2012 through 2014. He also held various senior financial positions with Crowe Horwath from 2003 through 2012 and has over 20 years of financial reporting experience. Mr. Hanson holds a Bachelor of Science in Finance from the University of Illinois.

Amy Feldman, Senior Executive Vice President of Sales

Age: 43	Officer Since: 2018	NEO: No

AMY FELDMAN is our Senior Executive Vice President of Sales. Amy previously held the top sales executive position for Lifeway Foods from 2009 through 2011. She returned to Lifeway effective October 31, 2018. Ms. Feldman has spent over 20 years in the food industry building business, brands, and teams, specifically within the fresh and natural foods arena. From 2017-2018, she served as the Executive Vice President of Sales at Next Phase Enterprises, a club and mass channel food sales firm. From 2015 through 2017, Ms. Feldman was Vice President of Sales, Channel Development for Mondelez International’s Enjoy Life Foods subsidiary where she was responsible for developing strategy and introducing the brand through various trade channels such as foodservice, e-commerce, small format, and international. Prior to joining Enjoy Life, she was the Vice President of Sales, Independent Grocery Channel for Chicago-based KeHE Distributors from 2011-2015. Amy began her career at Sara Lee and holds a Bachelor in Business Administration in Food Marketing from Western Michigan University, an MBA from Golden Gate University, and a Culinary Certificate from Kendall College.

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

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our directors, executive officers, and persons who beneficially own more than 10% of its Common Stock to file reports of ownership and changes in ownership with the SEC and to furnish us with copies of all such reports they file. Based on our review of the copies of such forms that we received, or written representations from certain reporting persons, we believe that none of our directors, executive officers, or persons who beneficially own more than 10% of Lifeway’s Common Stock failed to comply with Section 16(a) reporting requirements in the fiscal year ended December 31, 2019.

Director Nominations by Shareholders

Consistent with the Board’s Corporate Governance Guidelines, the Board will consider any candidates recommended by shareholders on the same basis that it considers recommendations from other sources. The recommendation must at a minimum include evidence of the shareholder’s ownership of Lifeway stock, along with the candidate’s name and qualifications for service as a Board member, and a document signed by the candidate indicating the candidate’s willingness to serve, if elected. In considering a candidate submitted by shareholders, the Board will take into consideration the needs of the Board and the qualifications of the candidate. Nevertheless, just as with recommendations from other sources, the Board may choose not to consider an unsolicited recommendation if no vacancy exists on the Board and/or the Board does not perceive a need to increase number of directors on the Board.

In order for any shareholder proposal submitted pursuant to Rule 14a-8 promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), to be included in our Proxy Statement to be issued in connection with the 2020 Annual Meeting of Shareholders, including a recommendation by a shareholder of a candidate for nomination to our Board, we must receive such shareholder proposals no later than July 31, 2020. Any such shareholder proposal submitted, including any accompanying supporting statement, may not exceed 500 words, per Rule 14a-8(d) of the Exchange Act. All shareholder proposals must be made in writing and addressed to Lifeway’s Secretary, c/o Lifeway Foods, 6430 W. Oakton Street, Morton Grove, IL 60053.

Audit Committee

Controlled Company Exemption

Because Ludmila Smolyansky, Julie Smolyansky, and Edward Smolyansky, acting as a group, (the “Smolyansky family”) beneficially own a majority of Lifeway’s outstanding Common Stock, we qualify as a “controlled company” pursuant to Nasdaq Listing Rule 5615. We believe that having the Smolyansky family as a significant part of a long-term-focused, committed, and engaged stockholder base provides us with an important strategic advantage, particularly in a business with a mature, well-recognized brand. We desire to remain independent and family-controlled, and we believe the Smolyansky family shares these interests. As a controlled company, we are exempt from the requirements to have separate, independent compensation and nominating committees; a majority of independent directors on our Board; or independent directors comprising a majority of the Board select nominees for director or determine the compensation of its officers.

As a result of our use of the controlled company exemption, our corporate governance practices differ from those of non-controlled companies, which are subject to all of the Nasdaq corporate governance requirements. Specifically, while we continue to maintain a majority of independent directors on the Board and to ensure that a committee of those independent directors select director nominees and determine the compensation of our officers, we have not, in the past, maintained separate compensation or nominating committees. In May, 2020, the Board of Directors formed a Compensation Committee and adopted a Compensation Committee Charter. Mr. Scher and Ms. Levy were appointed as members of the newly constituted Compensation Committee. In the event we cease to be a controlled company, we will be required to comply with all of the corporate governance standards under Nasdaq’s rules, subject to applicable transition periods.

Audit and Corporate Governance Committee

To eliminate unnecessary redundancies in our independent committee structure given the size of our company and Board, and in reliance on the controlled company exemptions described above, we have chosen to combine our audit and nominating committees into an Audit and Corporate Governance Committee. The Audit and Corporate Governance Committee, which is a separate and independent committee comprised of a majority of the Board’s independent directors, fulfills the Board’s delegated audit and nominating duties as a single, integrated committee. The Audit and Corporate Governance Committee also fulfilled the function of a Compensation Committee until May 2020 when the Board of Directors formed a Compensation Committee.

The Board has determined that each member of the Audit and Corporate Governance Committee (1) is “independent” as defined by applicable SEC rules and the listing standards of Nasdaq, (2) has not participated in the preparation of our financial statements or those of any of our current subsidiaries at any time during the past three years, and (3) is able to read and understand fundamental financial statements, including a balance sheet, income statement, and cash flow statement. In addition, the Board determined that Mr. Scher was financially literate and financially sophisticated, as those terms are defined under the rules of Nasdaq, and were “audit committee financial experts,” as defined by applicable SEC rules.

ITEM 11.        EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Although SEC rules do not require smaller reporting companies to include a Compensation Discussion and Analysis (“CD&A”) in their Form 10-K, Lifeway has elected to voluntarily disclose this additional information in order to provide stockholders with additional information regarding current executive compensation.

This CD&A explains our overall compensation philosophy, describes the material components of our executive compensation programs, and details the determinations made by the Board and our Audit and Corporate Governance Committee in fiscal 2019 for the compensation awarded to Named Executive Officers (NEOs). Our current executive officers, including our NEOs, are:

Name	Age	Officer since	Title	Named Executive Officer
Julie Smolyansky	45	2002	Chief Executive Officer, President and Secretary	Yes
Edward Smolyansky	40	2004	Chief Operating Officer	Yes
Douglas A. Hass	44	2016	Former General Counsel and Assistant Secretary	Yes
Eric Hanson	46	2018	Chief Financial and Accounting Officer and Treasurer	No
Amy Feldman	43	2018	Senior Executive Vice President of Sales	No

Mr. Hass is an NEO for fiscal year 2019 but his position of General Counsel was eliminated as part of Lifeway’s ongoing organizational restructuring effective December 31, 2019. Mr. Hass also resigned as Secretary of the Company, and his employment agreement was terminated, effective December 31, 2019.

The tables that follow this Compensation Discussion and Analysis contain specific data about the compensation earned in 2019 by our NEOs. The discussion below is intended to help readers understand the detailed information provided in the compensation tables and put that information into the context of our overall executive compensation program.

Executive Compensation Philosophy

Our executive compensation program is based on the following objectives:

•	Balancing compensation program elements and levels that attract, motivate, and retain talented executives with forms of compensation that are performance-based and/or aligned with shareholder interests and the promotion of growth in Lifeway business and value;

•	Setting target total direct compensation (base salary, annual incentives, and long-term incentives) and related performance requirements for executives by reference to compensation ranges for companies that compete with Lifeway for executive talent, business, and capital, all within the context of an organization that has the dual mandate of maintaining efficient and profitable operations while seeking further growth and expansion; and

•	Appropriately adjusting total direct compensation to reflect the performance of each executive over time (as reflected in individual annual goals), as well as our annual performance (as reflected in the various corporate financial performance goals authorized under the Lifeway Foods, Inc. 2015 Omnibus Incentive Plan (the “Omnibus Plan”)), and our long-term performance (as reflected in stock appreciation for equity-based awards under the Omnibus Plan).

The Board of Directors recognizes that Lifeway’s continued success and growth are a result of the efforts, skill and experience of our management team, including its executive officers; the experience, knowledge and guidance of the Chairperson of the Board and Lead Independent Director; and the oversight of the Board of Directors.

Continuity of personnel across multi-disciplinary functions is critical to the success and continued growth of our business. Furthermore, since we have relatively few employees, each must perform a broad scope of functions, and there is comparatively less redundancy in skills than at companies larger than Lifeway. Our unique production process for kefir, which is not widely known, requires specific knowledge and skills to perform and to support. This, coupled with the multiple functions that our executives perform, may make it difficult to attract and retain talented executives. We consider our specific challenges and achievements along with our financial performance and growth when approving executive officer compensation.

In 2019, the Audit and Corporate Governance Committee was responsible for performing the functions of a compensation committee of the Board. Pursuant to the powers granted in its charter, the Audit and Corporate Governance Committee adopted a compensation philosophy that recognizes Lifeway’s near-term successes, as well as decision-making that supports our long-term growth. For these reasons, the Audit and Corporate Governance Committee has designed a compensation plan that incentivizes both near-term and long-term objectives with both annual and long-term incentive awards. We also believe that a significant portion of our executive compensation should be dependent on the continued growth and success of our Company so that our executive officers have even stronger motivation to work toward the long-term interests of our shareholders. Accordingly, the Audit and Corporate Governance Committee designated a portion of executive compensation to be “at risk” and therefore dependent on achieving performance goals and comprised mostly of equity compensation that will appreciate only to the extent that shares held by our shareholders also appreciate.

In May 2020, the Board of Directors formed a Compensation Committee to perform the functions related to compensation formerly performed by the Audit and Corporate Governance Committee and adopted a Compensation Committee Charter. Mr. Scher and Ms. Levy were appointed as members of the newly constituted Compensation Committee.

The Audit and Corporate Governance Committee reviewed, and going forward our Compensation Committee will review, our compensation design and philosophy on an annual basis to ensure that our executive compensation program continues to support our strategy and objectives, and to align with our shareholders’ interests.

Compensation Oversight Role of the Audit and Corporate Governance Committee and Compensation Committee

Our Audit and Corporate Governance Committee assisted our Board of Directors in 2019 and through May 2020 by discharging responsibilities relating to the compensation of our executive officers, including our NEOs. As such, the Audit and Corporate Governance Committee had responsibility over certain matters relating to the reasonable and competitive compensation of our executives, employees, and directors (only non-employee directors are compensated as directors) as well as matters relating to equity-based benefit plans. Each member of our Audit and Corporate Governance Committee was, and each member of our newly formed Compensation Committee is, independent in accordance with the criteria of independence set forth in Rule 5605(a)(2) of the Nasdaq Listing Rules. We believe that their independence from management allowed the members of the Audit and Corporate Governance Committee, and will allow the Compensation Committee, to provide unbiased consideration of various elements that could be included in an executive compensation program and apply independent judgment about which elements best achieve our compensation objectives.

Pursuant to its charter, the Audit and Corporate Governance Committee was responsible for, among other things:

•	Reviewing Lifeway’s overall compensation philosophy and strategy;

•	Evaluating and setting, in conjunction with management and the Committee’s independent compensation consultant, the compensation of executive officers;

•	Reviewing and approving the proxy statement, including the Compensation Discussion and Analysis (when it is required or included);

•	Evaluating and approving the components and amounts of compensation of Lifeway’s senior management employees;

•	Evaluating, considering and approving, in its discretion, grants and awards made under Lifeway’s equity-based compensation plans, if any, subject to any limitations prescribed or authority delegated by the Board to the Committee or any subcommittee;

•	Evaluating, considering and approving, in its discretion, compensation for non-employee members of the Board of Directors; and

•	Managing and controlling the operation and administration of Lifeway’s equity incentive plans.

The Audit and Corporate Governance Committee was, and the Compensation Committee is, authorized to retain and terminate, without Board or management approval, the services of an independent compensation consultant to provide advice and assistance. The Audit and Corporate Governance Committee had, and the Compensation Committee has, the sole authority to approve the consultant’s fees and other retention terms. It reviews the independence of the consultant and any other services that the consultant or the consultant’s firm may provide to the company. The Chairperson of the Audit and Corporate Governance Committee (our Lead Independent Director) reviews, negotiates and executes an engagement letter with the compensation consultant. The Chairperson of the Compensation Committee will fulfill that role going forward. The compensation consultant reported directly to the Audit and Corporate Governance Committee and will report directly to the Compensation Committee going forward.

Role of our Compensation Consultant

In 2019, the Audit and Corporate Governance Committee engaged the Lockton Companies (“Lockton”) as its independent compensation consultant to advise it on executive officer, senior management and director compensation matters. As part of its engagement in 2019, the Audit and Corporate Governance Committee directed Lockton to work with our General Counsel, our Human Resources department, and other members of management to obtain information necessary for Lockton to evaluate compensation of executive officers, senior management and directors.

Lockton reported directly to the Audit and Corporate Governance Committee, which had the sole power to terminate or replace Lockton. Lockton met with both the Audit and Corporate Governance Committee and, as necessary, the Board during their regular meetings and in executive session (where no members of management are present), and with the independent members of the Board outside of the Board’s regular meetings.

During 2019, Lockton performed no other services for Lifeway. The Audit and Corporate Governance Committee believed that there was no conflict of interest based on any prior relationship with Lockton. In reaching this conclusion, the Audit and Corporate Governance Committee considered the factors set forth in the SEC and Nasdaq rules regarding compensation advisor independence.

The Audit and Corporate Governance Committee tasked Lockton with developing a compensation strategy for 2020 built on Lockton’s and the Audit and Corporate Governance Committee’s prior work and reflects the compensation philosophy described above. Previously, in 2018, Lockton reviewed our comparative peer group and suggested several refinements to it, which the Audit and Corporate Governance Committee approved. Lockton selected companies primarily focused on food/beverage manufacturing or agribusiness based on net sales, market capitalization, recent and anticipated growth, and similarity of management structure.

Using the refined peer group, Lockton analyzed the peer group’s comparative total direct compensation practices and mix of pay against Lifeway’s executive officer total direct compensation practices generally, as well as for fiscal year 2019 and proposed recommendations regarding the amount and mix of base and incentive compensation to be delivered to our executive officers, senior management team and directors for fiscal year 2020.

Lockton’s engagement was terminated in the first quarter of 2020. The newly formed Compensation Committee is undergoing a process to identify and engage a new independent compensation consultant to assist in a review of the compensation philosophy described above and the compensation strategies, structures and amounts for 2020 and to propose changes it determines to be beneficial to the goals of the Company as well as developing a compensation strategy for 2021 and beyond.

The Audit and Corporate Governance Committee’s Compensation Program Design

Elements of Compensation

To achieve the compensation objectives described in our philosophy above, we have established three principal components of executive compensation: long-term equity compensation, an annual cash incentive, and base salary. The Committee seeks to ensure that total compensation for our executive officers is heavily weighted to variable, performance-based compensation by delivering a portion of target compensation in the form of long-term equity compensation and annual cash incentives.

The Committee chose a mix of equity and cash compensation vehicles based on financial and operational targets that it believes correlate with operating performance and long-term stock performance. Our executive officers were also eligible to participate in our benefit programs and received limited perquisites. The table below provides a summary of these key elements and describes why we include each one.

Element	Form	Description
Base Salary	Cash (Fixed)	The fixed amount of compensation for performing day-to-day responsibilities.

Executive officers are generally eligible for increases annually, depending on their individual performance.

The fixed amount of compensation provides our executive officers with a degree of retention and stability.

Long Term Incentive Awards	Equity (Variable)

The Board and shareholders previously approved the Omnibus Plan on October 30, 2015. Each fiscal year, including fiscal year 2019, the Committee adopts a formalized performance-based incentive award plan that provided all executive officers and certain other senior managers with an opportunity to earn Performance Shares under the Omnibus Plan based on achievement of critical financial performance goals that were reviewed and approved by the Audit and Corporate Governance Committee.

We provide more details on this element below.

Short Term Incentive Awards	Cash and/or Equity (Variable)	Provides annual incentive awards for achieving corporate goals and objectives.

Generally, every employee whose terms and conditions of employment are not governed by a collective bargaining agreement is eligible to earn an annual incentive award, promoting alignment and pay-for-performance at all levels of the organization. The annual awards can be a combination of:

•     Incentive awards based on pre-established goals established by the Committee.

•     Discretionary awards based on a range of factors considered by the Committee.

In each fiscal year, including fiscal year 2019, the Audit and Corporate Governance Committee adopted a formalized performance-based cash incentive award plan that provides all executive officers and certain other senior managers with an opportunity to earn a bonus for each fiscal year based on achievement of critical individual performance goals that were reviewed and approved by the Audit and Corporate Governance Committee. These performance goals can be a combination of both objective and subjective measures.

We provide more details on this element below.

Perquisites and Benefits	Varies	Provides perquisites to facilitate the operation of our business and assist us in recruiting and retaining key executives.

Perquisites have in the past included automobile allowances, 401(k) matching, annual comprehensive health screenings, and other items discussed below. We provide more details on this element below.

Long-Term Incentive Awards and Determinations

Executive officers and other key management employees designated by the Audit and Corporate Governance Committee are eligible to receive awards of long-term incentive awards in the form of Performance Units under the Omnibus Plan, which will result in grants of Performance Shares, if Lifeway exceeds specified financial performance criteria set by the Committee. The amount and value of the awards depend on our performance relative to the performance goals approved by the Committee overseeing compensation at the beginning of the Performance Period. The 2019 Performance Unit cycle has three-year Performance Periods for all executives.

Under the Performance Unit program, assuming above-threshold performance, Performance Shares will be granted to the eligible participants, including executive officers, pursuant to the Omnibus Plan and the terms and conditions of the applicable award agreements.

One half of any Performance Unit awards earned by eligible participants will vest, if at all, on the one year anniversary of the grant if performance measurements are met in the first year; one half of the remaining unvested awards earned will vest on the second anniversary of the grant if performance measurements were met in the second year, and the remainder of unvested earned shares will vest on the third anniversary of the grant if performance measurements are met in the third year. If in any year performance measures are attained but are not maintained in a subsequent year, unvested awards equal to the shortfall in that later year will be forfeited and will not vest. The Audit and Corporate Governance Committee believes that the long term performance period and long term vesting feature tied to the performance of the Company provides an important mechanism to incentivize management’s focus on continued profitability and achievement of long term business milestones that will drive Lifeway’s long term success and to align their interests with long-term shareholder value.

Unlike 2018, in the first year of the 2019 Performance Period, Lifeway achieved certain Performance Measures previously approved by the Board’s Audit and Corporate Governance Committee under our 2015 Omnibus Plan for which Ms. Smolyansky and Mr. Smolyansky earned long-term incentive stock awards subject to Danone’s consent as discussed further below. The awards to Ms. Smolyansky and Mr. Smolyansky for the first year of the 2019 Performance Period are subject to a vesting schedule previously approved by the Board’s Audit and Corporate Governance Committee which provided that 50% of unvested shares vest in year one, 50% of the remaining unvested shares in year two and the remaining unvested shares vest in year three. Please see the detailed information presented in the Summary Compensation Table below.

Setting a Target Value of Performance Units

As discussed above, the Audit and Corporate Governance Committee established a target level of total annual equity compensation for each eligible participant that will be awarded in Performance Units. If our performance meets one or more of the target performance goals, the percentage of Performance Units assigned to such milestones will be issued, subject to forfeiture of unvested awards equal to any shortfall in a milestone in any year after one in which such milestone was met.

Performance Measures

The following table outlines the performance measures that the Audit and Corporate Governance Committee used in fiscal year 2019. The performance measures used in fiscal year 2018 were used to measure short term performance in connection with the short term incentive program discussed below. The Audit and Corporate Governance Committee selected these performance measures because they align with expansion by increasing revenue and profitability through introduction of new products and growth of existing products and ensuring our leaders are accountable for driving long term profitability and sustainability of the Company. The Committee believes these measures are key drivers of our long-term success and shareholder value, and directly affected by the decisions of our management team.

Performance Measures
Net revenue from Plantiful product line
Net revenue from 8 oz product line
Net revenue from ProBugs (non-plant based)
Net revenue from combination 32 oz and 8 oz kefir

The likelihood of our NEOs and other key employees earning nonequity and equity incentive awards in 2020 is dependent on our 2020 financial results and whether we meet the goals set by the Compensation Committee. This outcome is dependent on many other factors. As demonstrated by the incentive payouts for 2018 and 2019, we seek to set target financial and personal goals that maintain a consistent level of difficulty in achieving the full target bonus from year to year. Therefore, over time we expect our NEOs and other key employees to achieve bonuses in some years and not achieve bonuses in other years.

Performance Unit Mechanics and Targets

To receive a Performance Unit, at least one of the minimum performance thresholds must be met by 2021. Each of the performance thresholds is independent and, if any threshold is met, the award is funded with respect to that performance measure in accordance with the percentages outlined in the table below. If the performance level for any performance measure is not met, then there is no funding attributable to that performance measure.

The number of Performance Units awarded is determined by using the percentage of Performance Award allocated to that particular threshold as set forth below to determine the amount of Performance Award to be granted, subject to Committee-approved variation due to material events not contemplated at the time the targets were set (such as major acquisitions) and to the Committee’s negative discretion. The Committee converts Performance Units to shares of common stock (Performance Shares under the Omnibus Plan) by dividing the number of Performance Units awarded by our stock price on the award date.

The following chart shows the threshold and percentage of the Performance Award allocated to such measurement:

Performance Measure	Percentage of Maximum Performance Award
Net revenue from Plantiful product line	30%
Net revenue from 8 oz product line	30%
Net revenue from ProBugs (non plant based)	20%
Net revenue from 8 oz and 32 oz Kefir products	20%

Short-Term Incentive Awards and Determinations

Short-Term Incentive Awards

Executive officers and other key management employees designated by the Audit and Corporate Governance Committee are eligible to receive annual cash incentive awards under the Omnibus Plan based on a Performance Period set by the Audit and Corporate Governance Committee. The 2019 cash incentive award cycles had one-year Performance Periods for all executives.

The Audit and Corporate Governance Committee believes that these short-term incentive payouts for executive officers should be tightly linked to our performance. When defining short-term performance for the eligible participants, the Audit and Corporate Governance Committee focused solely on the financial performance metrics described below (net revenue and Adjusted EBITDA). The amount and value of the 2019 awards depended on our performance relative to the performance goals approved by the Audit and Corporate Governance Committee at the beginning of the Performance Period.

Under the Short Term Incentive program, assuming above-minimum threshold performance, cash awards were to be granted to the eligible participants, including executive officers, pursuant to the Omnibus Plan and the terms and conditions of the applicable award agreements.

Setting a Target Awards

As discussed above, the Audit and Corporate Governance Committee established a target level of total cash compensation for each eligible participant, including base salary and a cash award under the Short Term Incentive program. If our performance meets the target performance goals, the target level Short Term Incentive program cash award will be paid. If our performance exceeds or falls short of the target performance goals, the amount of cash paid will be increased or decreased formulaically.

Performance Measures

The following table outlines the performance measures that the Audit and Corporate Governance Committee used in fiscal year 2019. The Audit and Corporate Governance Committee selected these performance measures because they align with the long-term goals of creating sustainable revenue growth and ensuring our leaders are accountable for driving profitability through increasing efficiencies and investments in future opportunities. The Audit and Corporate Governance Committee believed these measures are key drivers of our long-term success and shareholder value, and directly affected by the decisions of our management team and allow the relevant Committee to measure short term Company progress toward the long term goals.

Performance Measure	Definition
Net revenue	Total net revenue from Lifeway’s operations
Adjusted EBITDA(1)	EBITDA before the impact of stock-based compensation, bad debt expense, reserves for inventory obsolescence, gains or losses on sales of property and equipment, and deferred revenue.

(1) “Adjusted EBITDA” is not defined under U.S. generally accepted accounting principles (“GAAP”) and is not a deemed alternative to measure performance under GAAP. Adjusted EBITDA is a financial metric that we use for incentive compensation purposes, and it differs from the financial results we report in our earnings releases. Adjusted EBITDA should not be considered as a substitute for, or superior to, the measures of financial performance we prepare in accordance with GAAP.

Performance Unit Mechanics and Targets

To have received a 2019 cash award, at least one of the net revenue or Adjusted EBITDA minimum performance thresholds must have been met. Each of the minimum performance thresholds for net revenue and Adjusted EBITDA was independent and, if either minimum threshold was met, the award was funded with respect to that performance measure in accordance with the percentages outlined in the table below. If the minimum performance level for either performance measure was not met, then there was no funding attributable to that performance measure.

The amount of cash awarded was determined by comparing our actual 2019 net revenue and Adjusted EBITDA against the threshold, target, and maximum performance levels and converting the result into a funding percentage which was applied to the maximum possible award for each eligible participant.

The following chart shows the threshold, target and maximum funding levels as well as other levels of funding for eligible employees for the net revenue and Adjusted EBITDA performance measures in 2019:

Adjusted EBITDA (% of Target)	80%	90%	(Target) 100%	110%	120% or More
Award (% of Target Award)	50%	75%	100%	120%	150%

Net Revenue (% of Target)	95%	(Target) 100%	100% - 109%
Award (% of Target Award)	105%	110%	+2% of EBITDA Funded Award for every 1% of net revenue increase over the Target

Discretionary Incentive Awards

The Audit and Corporate Governance Committee had, and the Compensation Committee has, the discretion to approve individual discretionary bonus amounts for executive officers and other key management employees based on (i) the designee’s individual contributions to our performance (including their individual performance relative to the factors covered by our Omnibus Plan); (ii) the nature and extent of our accomplishments; (iii) input from management and the Board; (iv) individual contributions, roles, and responsibilities, which, by their nature, can involve subjective assessments; and (v) other factors the Committee deems significant.

In fiscal 2019, the Committee believed, and continues to believe, that it is appropriate and in the best interests of Lifeway for the Committee to retain some discretion to use its common sense in determining a portion of the NEOs’ short-term incentive compensation based on a subjective view of individual performance. The Committee believes that retaining this discretion provides Lifeway and/or the Committee with the flexibility to:

•	consider a variety of factors in assessing individual contributions depending on the nature of an individual’s roles and responsibilities within Lifeway;

•	evaluate individual goals and payouts in light of unexpected events or changes in the industry and related changes in business strategies, thereby minimizing the risk that individuals will continue to focus on areas that become less relevant just to achieve a bonus payout;

•	reward individuals for superior performances during periods when we must react to adverse events that are out of our control; and

•	re-focus employee energy when an unanticipated opportunity arises that could lead to long-term benefits, and reward related individual contributions to realizing that opportunity.

Perquisites and Benefits

Perquisites

We provide executive officers and other key managers with perquisites and other personal benefits not otherwise available to all employees that the Committee believes are reasonable and consistent with our overall compensation program and philosophy. These benefits are provided to enable us to attract and retain these executive officers and key managers. The Audit and Corporate Governance Committee has periodically reviewed, and the Compensation Committee will continue to periodically review, the levels of these perquisites provided to our executive officers together with management and the relevant Committee’s independent compensation consultant.

Of these benefits, the most significant ongoing benefit is providing our CEO and COO with a vehicle allowance. In exploring, planning, and implementing the expansion of Lifeway’s product distribution, and in supporting and developing the Lifeway brand, both our CEO and COO roles serve in the public eye, and the roles require extensive travel, and on-camera and personal appearances. Accordingly, we provide a vehicle allowance to both Ms. Smolyansky and Mr. Smolyansky. Each of them may use this allowance for personal vehicle use as well. We treat this vehicle allowance as taxable compensation and do not provide additional compensation or bonuses to cover, reimburse, or otherwise “gross-up” any income tax owed on this vehicle allowance.

Benefits

We provide our executive officers, including NEOs, with certain benefits that the Audit and Corporate Governance Committee believed were reasonable and consistent with our overall compensation program and philosophy, and that befit a company like Lifeway that promotes healthy food products and healthy living. The Committee periodically reviewed, and the Compensation Committee will continue to periodically review, the levels of these benefits provided to our executive officers together with management and the relevant Committee’s independent compensation consultant.

Our executive officers, including NEOs, are eligible for health, dental, vision, life insurance, short- and long-term disability insurance, and 401(k) benefits to the same extent and subject to the same conditions as all other salaried employees at Lifeway. Our executive officers, including NEOs, may also claim executive health examination expenses each year, subject to a cap designed to cover a majority of the program fees (but not any associated medical expenses) for such executive health programs available in the Chicago, Illinois area. We treat this health examination expense as taxable compensation and provide a tax gross-up to encourage the use of this benefit by our executive officers.

Accounting and Tax Considerations

Our ability to deduct compensation paid to covered employees (as defined in Section 162 of the Internal Revenue Code (“Section 162”)), including our NEOs, for tax purposes is limited to $1 million annually. Section 162(m) imposes this annual limit on the amount of compensation paid to each of the chief executive officer and certain other named executive officers. Prior to the effective date of the Tax Cuts and Jobs Act of 2017 (the “Act”), the deduction limit did not apply to performance-based compensation satisfying the requirements of Section 162(m). Cash and equity awards to our NEOs under the Omnibus Plan in 2016, 2017, and 2018 were subject to one or more performance goals intended to satisfy the requirements of Section 162(m)’s performance-based compensation exemption.

Effective in fiscal year 2018, the Act eliminated the Section 162(m) provisions exempting performance-based compensation from the $1 million deduction limit, subject to an exception for remuneration pursuant to a written binding contract that was in effect on November 2, 2017. Based the Act’s language and IRS guidance, we believe that some of the remuneration for our CEO and COO under our Omnibus Plan in fiscal years 2018 and 2019 will qualify for this “written binding contract” exception. However, interpretations of the Act and tax laws in general, as well as any changes in those tax laws and other factors beyond our control, may affect the deductibility of any compensation paid to our employees.

The Committee, in consultation with its outside advisors and management, monitors the tax and other consequences of our executive compensation program as part of its primary objective of ensuring that compensation paid to our executive officers is appropriate, performance-based, and consistent with Lifeway’s goals and the goals of our shareholders. Accordingly, we view preserving the tax deductibility of compensation pursuant to Section 162(m) as a consideration in establishing executive compensation, but not our only objective. In order to maintain flexibility in compensating employees in a manner designed to promote Lifeway’s goals, the Audit and Corporate Governance Committee has not adopted a policy that all compensation must be tax deductible. It retains the discretion to award nondeductible compensation.

The Committee’s Process for Setting Executive Compensation

Benchmarking and Analysis: Our Peers

To set total compensation guidelines, the Audit and Corporate Governance Committee reviewed market data of companies that are comparable to Lifeway and that it believed compete with Lifeway for executive talent, business, and capital. The Audit and Corporate Governance Committee reviewed both specific data from public proxy filings from peer group companies and general industry data for comparable companies that are included in proprietary third-party surveys. The Compensation Committee will continue this practice going forward.

In identifying the peer group of surveyed companies, the Audit and Corporate Governance Committee considered market information available through both Equilar, Inc., a leading executive data solutions company, and the Economic Research Institute, an industry- and region-specific compensation database, as reference points and to assemble market data on companies having similar industrial characteristics and revenues to ours. The Committee, together with management and Lockton, review the gathered data for each of our NEO and other key employee positions and adjusted that data for the scope of each employee’s responsibilities at Lifeway as compared to equivalent responsibilities of positions within companies included in the survey data.

The Audit and Corporate Governance Committee believed that it was necessary to consider this market data in making compensation decisions to attract and retain talent. The Committee also recognizes that at the executive level, we compete for talent against larger, global companies, as well as smaller and similar-sized non-public companies. Third-party surveys are beneficial because they contain benchmarks from hundreds of companies where Lifeway may look to recruit executives, both inside and outside the food and beverage industry. This data can be adjusted to reflect Lifeway’s size and structure. Proxy data is useful as the Committee can review position-specific compensation details from an industry and public company perspective, while also controlling for size and structure.

In deciding whether a company should be included in the peer group, the Audit and Corporate Governance Committee generally considered the following screening criteria:

•	Revenue;

•	Market capitalization;

•	Assets;

•	Recent growth rates;

•	Whether the executives have similarly complex day-to-day roles and responsibilities;

•	Whether the company has primary lines of business in Lifeway’s industry or related industries (such as packaged meats, distillers and vintners, brewers, growers, and beverage manufacturers);

•	Whether the company has a recognizable and well-regarded brand; and

•	Whether we compete with the company for talent.

For each member of the peer group below, one or more of the factors listed above was relevant to the reason for inclusion in the group, and, similarly, one or more of these factors may not have been relevant to the reason for inclusion in the group.

To assess whether the peer group continues to reflect the markets in which we compete for executive talent, the Audit and Corporate Governance Committee reviewed the peer group at least twice during each fiscal year, and whenever necessary, with the assistance of management and Lockton. The following companies were removed from Lifeway’s peer group for fiscal 2019 compensation planning:

•	Amplify Snack Brands Inc.

•	Crystal Rock Holdings

•	Golden Enterprises Inc.

•	Inventure Foods Inc.

•	Nutraceutical International Corp.

•	Omega Protein Corp.

We removed these companies from our peer group because each of them was acquired by another entity and no longer operates as a separate publicly-traded company. As part of our ongoing review, we added Alico, Inc., Limoneira Company, S&W Seed Company, The Simply Good Foods Company, Turning Point Brands, Inc., and Youngevity International to our peer group for fiscal year 2019 compensation planning so that it consisted of the following companies:

Peer group used for fiscal year 2019 compensation planning

• Alico, Inc. • Castle Brands, Inc. • Coffee Holding Co Inc • Craft Brew Alliance Inc • Crimson Wine Group, Ltd. • Farmer Bros Co • Freshpet Inc • Landec Corp • Limoneira Company	• Medifast Inc • MGP Ingredients Inc • Primo Water Corp • S&W Seed Company • The Simply Good Foods Co. • Tootsie Roll Industries Inc • Turning Point Brands Inc. • Youngevity International

In consultation with Lockton, the Audit and Corporate Governance Committee found this peer group to be peers from a pay benchmarking perspective. As noted earlier, not all of Lifeway’s competitors are public, and the peer group is intended to be a reasonable representation of market practice. When considering the competitive market data, the Committee also considers the fact that the data is backward-looking and does not necessarily reflect those companies’ current pay practices. While this analysis informed the decisions of the Audit and Corporate Governance Committee, and the independent Board members generally, on the range of compensation opportunities, we did not tie executive officer compensation to specific market percentiles.

In making determinations regarding executive officer compensation, in addition to benchmarking, the Audit and Corporate Governance Committee considered several other factors such as our financial performance and financial condition, individual executive performance, tenure, expertise, the importance of the role, potential for future contributions, and comparative pay levels among the members of the senior executive team, as well as input and recommendations of management and the compensation consultant. The Audit and Corporate Governance Committee typically followed most of these recommendations; however, the Committee has sole authority for the final compensation determination and may have set total compensation and incentive opportunities below, at, or above median amounts.

The Audit and Corporate Governance Committee’s Process for Setting Compensation Levels

The Audit and Corporate Governance Committee generally followed this process when setting executive compensation levels:

•	The Committee usually determines the base salary for our executive officers in the fourth quarter prior to the beginning of a fiscal year, but no later than the first quarter after that fiscal year begins. Any adjustments to base salary are effective as of dates determined by the Committee. The Committee, or management with Committee oversight, may make additional adjustments to base salary during the fiscal year to reflect, among other things, changes in title and/or job responsibilities, or changes in our performance or financial condition.

•	The Committee typically determines annual incentive compensation for our executive officers in the fourth quarter of each fiscal year, but no later than the first quarter after that fiscal year ends. It usually certifies long term incentive compensation awards for our executive officers in the first quarter after a fiscal year has ended. The Audit and Corporate Governance Committee evaluates each executive officer’s performance against the performance goals and objectives established for the prior fiscal year and determines the level of incentive compensation to be awarded to each executive officer. As part of the evaluation process, the Audit and Corporate Governance Committee solicits comments from management and may consult the other disinterested Board members and its independent compensation consultant. Additionally, the executive officers have an opportunity to provide input regarding their contributions to Lifeway’s performance and achievement of any individual goals for the period being assessed. The Audit and Corporate Governance Committee also reviews, evaluates, and ultimately certifies Lifeway’s achievement of financial performance goals for the prior fiscal year. Incentive compensation for executive officers is approved by the Audit and Corporate Governance Committee.

•	In conjunction with determining incentive compensation awards for the prior fiscal year, the Audit and Corporate Governance Committee establishes individual and corporate performance goals and objectives for each executive officer for the next fiscal year. Management and the Committee’s compensation consultant typically provide input and recommendations to the Committee regarding appropriate individual and corporate performance goals and objectives for each executive officer. The Audit and Corporate Governance Committee then determines the individual and corporate performance goals and objectives for the fiscal year.

•	The Audit and Corporate Governance Committee also has the discretion to make equity-based and cash-based grants under the Omnibus Plan to eligible individuals for purposes of compensation, retention, or promotion, and in connection with commencement of employment. Such equity compensation is generally determined during the first quarter of each fiscal year. Additional equity awards may be made during the fiscal year to new hires and to reflect, among other things, changes in title and/or job responsibilities, or our performance or financial condition.

Information About Our Executive Team

Information about our executive team is set forth above in Item 10. Directors, Executive Officers and Corporate Governance.

Fiscal Year 2019 Compensation Decisions

We awarded our NEOs the following compensation in fiscal year 2019:

Fiscal Year 2019 Base Salaries

We did not increase our CEO’s, COO’s or General Counsel’s base salaries in fiscal year 2019. We believe that their salary levels continue to be appropriate and reasonable given their capabilities and experience, as well as the limitations that Danone has imposed on Lifeway issuing our CEO and COO equity compensation. We have described these limitations more fully below in the section “Consent by Danone to Common Stock Issuances.”

Fiscal Year 2019 Compensation Paid to our NEOs

The following table sets forth certain information concerning compensation received by Lifeway’s NEOs, consisting of our Chief Executive Officer and the two other most highly paid executive officers for services rendered in all capacities during fiscal year 2018 and 2019.

Summary Compensation Table
Name and Principal Position(s)	Year	Salary ($)	Bonus (1) ($)	Stock Awards (2) ($)		Nonequity incentive plan compensation (3) ($)	All Other Compensation (4) ($)	Total ($)
Julie Smolyansky	2019	1,000,000	130,000	17,534		250,000	77,460	1,474,994
Chief Executive Officer,	2018	1,000,000	200,000	–		–	59,113	1,259,113
President and Secretary

Edward Smolyansky	2019	1,000,000	130,000	17,534		250,000	62,056	1,459,590
Chief Operating Officer	2018	1,000,000	200,000	–		–	59,800	1,259,800

Douglas A. Hass	2019	354,500	–	82,120	(5)	37,500	374,931	849,051
Former General Counsel	2018	354,500	–	11,600	(6)	97,500	26,095	489,695
and Assistant Secretary

(1)	Discretionary bonuses approved for individual NEOs based on (i) the NEO’s individual contributions to the Company’s performance (including their individual performance relative to the factors covered by the Omnibus Plan); (ii) the nature and extent of the Company’s accomplishments; (iii) input from management and the Board with respect to other NEOs; (iv) individual contributions, roles, and responsibilities, which, by their nature, can involve subjective assessments; and (v) other factors deemed significant.

(2)	Stock Awards are grants of shares with time-based vesting requirements made pursuant to the Omnibus Plan. The amounts reported in this column represent the value consistent with the estimate of aggregate compensation cost to be recognized over the service period for the stock awards granted for the relevant fiscal year. As discussed below in the section “Consent by Danone to Common Stock Issuances,” we must obtain Danone’s consent before issuing these Performance Shares when they vest (if at all).

(3)	Details about the Bonus, Stock Awards, and Non-equity incentive plan compensation columns in the Summary Compensation Table assuming achievement (i) at or below threshold; (ii) at target; (ii) at maximum; and comparing those values to the actual value of incentive compensation for our NEOs are set forth in the table below.

Incentive Compensation Awards Detail
			Potential Value of Incentive Plan Compensation			Actual Value of Total Incentive Compensation
Name and Principal Position(s)	Year	Form	Threshold ($)	Target ($)	Maximum ($)	Total Earned ($)	% of Total
Julie Smolyansky	2019	Equity	0	500,000	500,000	17,534	4%
Chief Executive Officer,		Nonequity	0	500,000	900,000	250,000	28%
President and Secretary	2018	Equity	0	1,150,000	1,725,000	–	0%
		Nonequity	0	1,150,000	1,725,000	200,000	12%

Edward Smolyansky	2019	Equity	0	500,000	500,000	17,534	4%
Chief Operating Officer		Nonequity	0	500,000	900,000	250,000	28%
	2018	Equity	0	1,150,000	1,725,000	–	0%
		Nonequity	0	1,150,000	1,725,000	200,000	12%

Douglas A. Hass	2019	Equity	0	150,000	150,000	–	0%
Former General Counsel		Nonequity	0	150,000	210,000	37,500	18%
and Assistant Secretary	2018	Equity	0	400,000	600,000	11,600	2%
		Nonequity	0	150,000	150,000	97,500	65%

(4)	Details about the amounts in the “All Other Compensation” column are set forth in the table below.

All Other Compensation Details
Name and Principal Position(s)	Year	Retirement Plan Contributions (A) ($)	Auto Allowance (B) ($)	All Other Perks ($)		Other ($)		Total ($)
Julie Smolyansky	2019	11,200	40,407	25,853		–		77,460
Chief Executive Officer,	2018	11,000	43,449	3,058		1,606		59,113
President and Secretary

Edward Smolyansky	2019	–	39,684	22,372		–		62,056
Chief Operating Officer	2018	11,000	44,180	4,620		–		59,800

Douglas A. Hass	2019	11,200	–	13,731	(C)	350,000	(D)	374,931
Former General Counsel	2018	11,000	–	15,095	(C)	–		26,095
and Assistant Secretary

(A)	Consists of Lifeway’s matching contributions to the Lifeway Foods Inc. 401(k) Profit Sharing Plan and Trust on behalf of the NEO

(B)	Consists of a personal vehicle allowance

(C)	Consists of an Internet/telecommunications services allowance of $3,600 and an allowance for executive health examination benefits

(D)	Consists of a severance payment discussed further below under “Employment agreements, severance, and change-in-control arrangements between Lifeway and Named Executive Officers”

(5)	Consists of discretionary bonuses awarded to Mr. Hass in 2019 exclusive of any awards under the 2019 Long Term Incentive Plan.

(6)	Mr. Hass elected to receive a portion of his annual bonus in shares of common stock, a total of 5,395 shares. The shares vested on March 22, 2019.

Consent by Danone to Common Stock Issuances

Lifeway, members of the Smolyansky family, and Danone signed a Stockholders’ Agreement dated October 1, 1999. Under this Agreement, as amended, Danone must give its consent to, among other things, issuances of common stock to our (1) non-employee directors, (2) our employees, and (3) our CEO and COO, including any performance-based, long-term incentive equity awards to employees including our CEO and COO pursuant to our Omnibus Plan.

In 2018, we tried to obtain Danone’s consent to equity awards to (1) non-employee directors for the 2018-19 Board year, (2) employees who had earned incentive stock awards in 2017 that would vest in March 2018, and (3) our CEO and COO, who had earned 32,016 Performance Shares in 2017 that would vest in March 2018. However, Danone only consented to the first two categories of issuances, while declining to consent to the awards to our CEO and COO. Therefore, the Board’s Audit and Corporate Governance Committee later cancelled and extinguished the vested portion of our CEO and COO’s Performance Share award in exchange for incentive cash payments to Ms. Smolyansky and Mr. Smolyansky under the Omnibus Plan in the amount of $287,500 each, the value of the vested portion of the Performance Share award on its vesting date.

In 2019, Lifeway sought Danone’s consent to the issuance of Performance Shares to (1) non-employee directors for the 2019-20 Board year, (2) employees who had earned incentive or retention stock awards that would vest in March 2019, and (3) our CEO and COO, who had earned 32,016 Performance Shares in 2017 that would vest in March 2019. However, Danone only consented to the first two categories of issuances, while again declining to give consent to the awards to our CEO and COO. Therefore, the Board’s Audit and Corporate Governance Committee cancelled and extinguished our CEO and COO’s Performance Share award in exchange for incentive cash payments to Ms. Smolyansky and Mr. Smolyansky in the amount of $68,194 each, the value of the vested portion of the Performance Share award on its vesting date. The remaining 32,015 shares of the Performance Share awards to Ms. Smolyansky and Mr. Smolyansky for 2017 Performance Periods will vest, if at all, in 2020 pursuant to the schedule approved by the Board and will require Danone’s consent prior to issuance.

In 2020, we tried to obtain Danone’s consent to issuance of Performance Shares to our CEO and COO, who had earned 32,015 Performance Shares in 2017 that would vest in March 2020. However, Danone declined to consent to the awards to our CEO and COO. Therefore, the Board’s Audit and Corporate Governance Committee later cancelled and extinguished the vested portion of our CEO and COO’s Performance Share award in exchange for incentive cash payments to Ms. Smolyansky and Mr. Smolyansky under the Omnibus Plan in the amount of $58,587 each, the value of the vested portion of the Performance Share award on its vesting date.

Danone’s denials had no impact on the total incentive compensation earned by our CEO and COO in 2018 and 2019. However, the denials served to eliminate the long-term equity awards due them in favor of non-equity incentive awards. The newly constituted Compensation Committee is reviewing whether the current levels of equity and non-equity incentive awards to our CEO and COO is appropriate and in the best interest of our shareholders. As part of our benchmarking and analysis process described above, the Audit and Corporate Governance Committee determined that all of Lifeway’s peers, as well as numerous other publicly traded corporations led by founders and/or controlling shareholders, make such awards to their named executive officers (even when such NEOs also hold substantial or controlling stakes in those companies).

Fiscal Year 2019 Director Compensation

The table below describes the cash and stock award portions of the annual retainer paid to each non-employee director who served in fiscal year 2019. While directors receive annual retainers based on the June-to-June Board service year, the table below reflects payments made during fiscal year 2019. Ms. Smolyansky and Mr. Smolyansky received no compensation as directors. We have excluded them from the table because we fully describe their compensation in the “Named Executive Officer Compensation” section.

Name	Fees Earned or Paid in Cash ($)	Stock Awards (1) ($)	All Other Compensation ($)		Total ($)
Ludmila Smolyansky	–	–	1,585,132	(2)	1,585,132
Renzo Bernardi	27,500	30,000	–		57,500
Pol Sikar	57,500	33,002	–		90,502
Jason Scher	57,500	30,000	–		87,500
George Sent (3)	95,063	73,688	–		168,751
Jody Levy (4)	–	–	–		–
Paul Lee (5)	–	–	–		–

(1)	Details about the amounts in the “Stock Awards” column are set forth in the table below

Stock Awards Detail
Name	Vested Stock Award(A) ($)	Restricted Stock Award(B) ($)	Total ($)
Ludmila Smolyansky	–	–	–
Renzo Bernardi	–	30,000	30,000
Pol Sikar	3,002	30,000	33,002
Jason Scher	–	30,000	30,000
George Sent	28,688	45,000	73,688
Jody Levy	–	–	–
Paul Lee	–	–	–

(A)	Pursuant to the Stockholders’ Agreement dated October 1, 1999, as amended, among Lifeway, members of the Smolyansky family, and Danone, Danone must give its consent to, among other things, issuances of incentive stock awards to our non-employee directors. On June 14, 2018, the Board, with Danone’s approval, gave each director the option of receiving all or part of their annual retainer in a vested stock award. Mr. Sikar elected to receive 5% of his annual retainer in vested shares of common stock, a total of 822 shares. Mr. Sent elected to receive 27% of his annual retainer in vested shares of common stock, a total of 6,164 shares.

(B)	Pursuant to the Stockholders’ Agreement dated October 1, 1999, as amended, among Lifeway, members of the Smolyansky family, and Danone, Danone must give its consent to, among other things, issuances of incentive stock awards to our non-employee directors. On June 20, 2019, the Board awarded, and Danone approved, a time-based restricted stock award to each non-employee director of $30,000, a total of 8,219 shares each. Of such time-based restricted stock, 2,740 shares will vest on June 20, 2020; 2,740 will vest on June 20, 2021; and 2,739 will vest on June 20, 2022, contingent on the director’s continued service on each applicable vesting date. Mr. Sent resigned as director on January 24, 2020 and his restricted stock award was forfeited.

(2)	Of the All Other Compensation, (a) $1,000,000 represents the annual fees paid to Mrs. Smolyansky for her services as a consultant to Lifeway; and (b) $585,132 represents royalty payments. Both relationships are discussed further in the “Certain Relationships and Related Party Transactions” section below. Mrs. Smolyansky did not receive any retainer fees in her capacity as a non-employee director.

(3)	Mr. Sent served as Chairperson of the Audit and Corporate Governance Committee and Lead Independent Director until January 24, 2020, the effective date of his resignation. Upon his resignation, he forfeited his restricted stock award for fiscal year 2018.

(4)	Ms. Levy was appointed director on February 11, 2020 and received no compensation during fiscal year 2019. She has served as a member of the Audit and Corporate Governance Committee since February 11, 2020.

(5)	Mr. Lee served as a member of the Board of Directors and the Audit and Corporate Governance Committee through January 11, 2019.

Committee Interlocks and Insider Participation

During fiscal year 2019, the Audit and Corporate Governance Committee consisted of Messrs. Scher, Sikar, and Sent or Lee. Effective January 11, 2019, Mr. Sent replaced Mr. Lee on the Committee. None of these members was, at any time during fiscal year 2019, or at any previous time, a Lifeway officer or employee.

None of Lifeway’s executive officers served as a member of the board of directors or compensation committee of any other entity that has one or more of its executive officers serving as a member of Lifeway’s Board. No member of the Audit and Corporative Governance Committee has or had any relationship with us requiring disclosure under Item 404 of Securities and Exchange Commission Regulation S-K.

COMPENSATION COMMITTEE REPORT

The following report does not constitute soliciting material and is not considered filed or incorporated by reference into any other filing by the Company under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.

The Compensation Committee has reviewed and discussed with management the Compensation Discussion and Analysis section of this Form 10-K Amendment, including the related compensation tables, notes, and narrative discussion. Based on its review and discussions with management, the Compensation Committee recommended to the Board the inclusion of the Compensation Discussion and Analysis in this Form 10-K Amendment.

Respectfully Submitted,

COMPENSATION COMMITTEE

Jason Scher, Chairperson

Jody Levy

THE FOREGOING COMPENSATION COMMITTEE REPORT SHALL NOT BE “SOLICITING MATERIAL” OR BE DEEMED FILED WITH THE SEC, NOR SHALL SUCH INFORMATION BE INCORPORATED BY REFERENCE INTO ANY FILING UNDER THE SECURITIES ACT OF 1933, AS AMENDED, OR THE EXCHANGE ACT, EXCEPT TO THE EXTENT THE COMPANY SPECIFICALLY INCORPORATES IT BY REFERENCE INTO SUCH FILING.

Employment agreements, severance, and change-in-control arrangements between Lifeway and Named Executive Officers

NEO Employment Agreements

Julie Smolyansky serves Lifeway pursuant to an employment agreement dated as of September 12, 2002. Pursuant to the agreement, Ms. Smolyansky is entitled to an annual base salary and an annual bonus subject to such incentive bonus targets and plans that Lifeway may adopt from time to time. In both 2018 and 2019, Ms. Smolyansky was entitled to receive an annual base salary of $1,000,000, an amount that the Board reviews annually. She is also eligible for certain cash, equity, and other incentive awards based on the satisfaction of the Board’s pre-established performance goals. In 2018 and 2019, the Board set bonus targets for her in compliance with its Omnibus Plan and applicable IRS regulations governing performance-based compensation for which Ms. Smolyansky is eligible. In the event that (a) Ms. Smolyansky is terminated other than for Cause (as defined therein) or (b) Ms. Smolyansky terminates her employment for Good Reason (as defined in the agreement) or due to her death, then Ms. Smolyansky is entitled to a lump sum payment consisting of (y) twice her then-current base salary and (z) the aggregate of the annual bonus for which she is then eligible under the agreement and any plans.

Edward Smolyansky serves as Lifeway’s Chief Operating Officer and is not subject to an employment agreement. Pursuant to the terms of his employment set by the Board, Mr. Smolyansky is entitled to an annual base salary and is also eligible for certain cash, equity, and other incentive awards based on the satisfaction of the Board’s pre-established performance goals. In both 2018 and 2019, Mr. Smolyansky was entitled to receive an annual base salary of $1,000,000, an amount that the Board reviews annually. In 2018 and 2019, the Board set bonus targets for him in compliance with its Omnibus Plan and applicable IRS regulations governing performance-based compensation. Mr. Smolyansky is not subject to any severance or change-in-control arrangements.

Douglas A. Hass served Lifeway through December 31, 2019 pursuant to an employment agreement dated as of April 21, 2017 and effective January 1, 2017. Mr. Hass’ position of General Counsel was eliminated as part of Lifeway’s ongoing organizational restructuring effective December 31, 2019. Mr. Hass also resigned as Secretary of the Company, and his employment agreement was terminated, effective December 31, 2019. In both 2018 and 2019, Mr. Hass’s base salary was $354,000. Pursuant to the agreement, Mr. Hass was also eligible for certain cash, equity, and other incentive awards based on the satisfaction of the Board’s pre-established performance goals. In 2018 and 2019, the Board set bonus targets for him in compliance with its Omnibus Plan and applicable IRS regulations governing performance-based compensation. Pursuant to his employment agreement, upon Mr. Hass’ resignation he was entitled to, and received, the payments and benefits set forth in the table below.

	Benefit	Dollar Amount
Base Salary	The remainder of the term or 6 months, whichever is greater	$350,000

Bonus Payments	Greater of (i) bonus for fiscal year of termination date (ii) bonus paid for fiscal year prior to termination date	Common Stock in the amount of $11,598

Outstanding Equity Awards	Accelerated vesting of all outstanding equity awards	All of Mr. Hass’ unvested equity awards vested as of December 31, 2019

Omnibus Plan Change of Control Provisions

Pursuant to Articles 16.1 and 16.2 of the Omnibus Plan, if, prior to the vesting date of an Award under the Omnibus Plan, a Change of Control occurs and the NEO receives neither (i) a Replacement Award nor (ii) payment for the cancellation and termination of the Award, then all then-outstanding and unvested Stock Options, Stock Appreciation Rights, and Awards whose vesting depends merely on the satisfaction of a service obligation by the NEO shall vest in full and be free of vesting restrictions.

Pursuant to Article 16.3 of the Omnibus Plan, upon an NEO’s termination of employment other than for Cause in connection with or within two years after a Change of Control, then (i) all Replacement Awards shall become fully vested and (if applicable) exercisable and free of restrictions, and (ii) all Stock Options and Stock Appreciation Rights held by the NEO on the date of termination that were held on the date of the Change of Control shall remain exercisable for the term of the Stock Option or Stock Appreciation Right.

Capitalized terms used in this section but not defined herein have the meanings assigned to them in the Omnibus Plan.

There are no other agreements with the NEOs that provide for payments in connection with resignation, retirement, termination of employment, or change in control other than the employment agreements described above.

Equity Compensation Plans

The following table sets forth certain information, as of December 31, 2019, regarding the shares of Lifeway’s common stock authorized for issuance under our Omnibus Plan.

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	40,550	$10.42	3,377,096
Equity compensation plans not approved by security holders	0	$0	–
Total	40,550	$10.42	3,377,096

On March 29, 2016, Lifeway filed a registration statement on Form S-8 with the Securities and Exchange Commission in connection with the Omnibus Plan covering 3,500,000 shares of our common stock, as adjusted. We adopted the Omnibus Plan on December 14, 2015. Pursuant to the Plan, we may issue common stock, options to purchase common stock, stock appreciation rights, restricted stock, restricted stock units, performance units, performance shares, cash-based awards and other stock-based awards to our employees. A total of 3,377,096 shares were eligible for issuance under the Plan at December 31, 2019. The Compensation Committee has the discretion to determine the option price, number of shares, grant date, and vesting terms of awards granted under the Plan.

Outstanding Equity Awards at Fiscal Year End

The following table provides information regarding each unexercised stock option and unvested restricted stock award held by our NEOs as of December 31, 2019.

	Option awards				Stock awards
Name	Grant Date	Number of securities underlying unexercised options exercisable (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares of units of stock that have not vested ($) (1)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($) (1)
Julie Smolyansky	8/7/17(2)				32,015	$63,710	–	$0
	3/22/19(3)				4,078	$8,769	224,403	$446,561

Edward Smolyansky	8/7/17(2)				32,015	$63,710	–	$0
	3/22/19(3)				4,078	$8,769	224,403	$446,561

Douglas A. Hass	7/1/16 (4)	150	$9.57	7/1/26

(1)	The market values of these stock awards are calculated by multiplying the number of unvested/unearned shares held by the applicable NEO by the closing price of our common stock on December 31, 2019, the last trading day of our fiscal year, which was $1.99.

(2)	Represents a time-based restricted stock award pursuant to Lifeway’s 2015 Omnibus Incentive Plan. As discussed above in the section “Consent by Danone to Common Stock Issuances,” these unvested stock awards (Performance Shares) earned for fiscal year 2017 are subject to Danone’s consent to issuances of performance-based, long-term incentive stock awards for fiscal year 2017 to our CEO and COO. Of such time-based restricted stock, 32,015 would have vested on March 12, 2020, but were cancelled, terminated and extinguished pursuant to resolutions adopted by our Audit and Corporate Governance Committee in exchange for a cash payment equal to the value of the vested shares on their vesting date.

(3)	Represents a time-based restricted stock award pursuant to Lifeway’s 2015 Omnibus Incentive Plan. As discussed above in the section “Consent by Danone to Common Stock Issuances,” unvested stock awards (Performance Shares) are subject to Danone’s consent to issuances of performance-based, long-term incentive stock awards for fiscal year 2019 to our CEO and COO.

(4)	The time-based vesting condition has been met and the options are fully-vested and exercisable.

ITEM 12.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

As of May 31, 2020, Lifeway’s directors and Named Executive Officers beneficially own, directly or indirectly, in the aggregate, approximately 51.77% of its outstanding Common Stock. These shareholders have significant influence over our business affairs, with the ability to control matters requiring approval by our shareholders including election of directors and matters such as approvals of mergers or other business combinations.

The following table sets forth, as of May 31, 2020, certain information with respect to the beneficial ownership of the Common Stock for (i) each person, or group of affiliated persons, known by Lifeway to beneficially own more than 5% of the outstanding shares of our Common Stock, (ii) each of our directors, (iii) each of our Named Executive Officers, and (iv) all of our directors and executive officers as a group.

Name and Address (a)	Shares Beneficially Owned (b)
	Number		Percent
Ludmila Smolyansky	4,039,641	(c)	25.96%
Julie Smolyansky	2,353,903	(d)	15.13%
Edward Smolyansky	2,035,053	(e)	13.08%
Douglas A. Hass	37,589		*
Renzo Bernardi	27,061		*
Jody Levy	0		*
Pol Sikar	17,929		*
Jason Scher	13,161		*
Danone North America PBC 100 Hillside Avenue White Plains, NY 10603-2861	3,454,756	(f)	22.2%

All directors and executive officers as a group (11 persons)	8,055,209	(g)	51.77%

____________

*	Less than 1%

(a)	Unless otherwise indicated, the business address of each person or entity named in the table is c/o Lifeway Foods, Inc., 6431 Oakton St., Morton Grove, IL 60053.

(b)	Applicable percentage of ownership is based on 15,559,303 shares of Common Stock outstanding as of May 31, 2020. Beneficial ownership is determined in accordance with SEC rules and includes voting and investment power with respect to shares. Shares of Common Stock subject to options, warrants, or other convertible securities exercisable within 60 days after May 31, 2020 are deemed outstanding for computing the percentage ownership of the person holding such options, warrants, or other convertible securities, but are not deemed outstanding for computing the percentage of any other person. Except as otherwise noted, the named beneficial owner has the sole voting and investment power with respect to the shares of Common Stock shown.

(c)	Includes (i) 4,012,298 shares held by the Ludmila Smolyansky Trust 2/1/05, of which Mrs. Smolyansky is the trustee and (ii) 27,343 shares held by The Smolyansky Family Foundation, of which Mrs. Smolyansky is the trustee. Includes an aggregate of 1,759,000 shares subject to pledge in accordance with the terms and conditions of a full recourse loan agreement with a lender.

(d)	Includes (i) 22,216 shares held by Ms. Smolyansky on behalf of minor children, (ii) 4,636 shares held by Ms. Smolyansky’s spouse and (iii) 500,000 shares held by Smolyansky Family Holdings, LLC (the “Smolyansky LLC”) of which Ms. Smolyansky beneficially owns 50%. Ms. Smolyansky shares the power to vote and dispose of the shares held by the Smolyansky LLC with Mr. Smolyansky. Ms. Smolyansky disclaims beneficial ownership of the shares held by the Smolyansky LLC except to the extent of any pecuniary interest therein.

(e)	Includes 500,000 shares held by the Smolyansky LLC of which Mr. Smolyansky beneficially owns 50%. Mr. Smolyansky shares the power to vote and dispose of the shares held by the Smolyansky LLC with Ms. Smolyansky. Mr. Smolyansky disclaims beneficial ownership of the shares held by the Smolyansky LLC except to the extent of any pecuniary interest therein.

(f)	Based on information known to Lifeway.

(g)	Includes (i) 4,012,298 shares held by the Ludmila Smolyansky Trust 2/1/05, of which Ludmila Smolyansky is the trustee, (ii) 27,343 shares held by The Smolyansky Family Foundation, of which Ludmila Smolyansky is the trustee, (iii) 22,216 shares held by Julie Smolyansky on behalf of minor children, (iv) 4,636 shares held by Julie Smolyansky’s spouse and (iii) 500,000 shares held by the Smolyansky LLC of which Julie Smolyansky and Edward Smolyansky each beneficially owns 50%.

ITEM 13.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

We have determined that there were no related party transactions in excess of $120,000 since January 1, 2019, or currently proposed, involving Lifeway except for the consulting arrangement and Endorsement Agreement with Ludmila Smolyansky, our Chairperson of the Board, as further discussed below.

On March 14, 2016, we entered into an endorsement agreement (the “Endorsement Agreement”) with Mrs. Smolyansky that was effective January 1, 2016. Under the terms and conditions of the Endorsement Agreement, Mrs. Smolyansky grants an unlimited, perpetual, non-exclusive, worldwide and, except as set forth therein, royalty free, right to use, reuse, publish, reproduce, perform, copy, create derivative works, exhibit, broadcast and display Mrs. Smolyansky’s name, image and likeness in Marketing Materials (as defined in the Agreement). As consideration for such license, we agree to pay Mrs. Smolyansky a royalty equal to $0.02 for each product or item sold by Lifeway during each calendar month bearing Mrs. Smolyansky’s first name, last name, or other identifying personal characteristics; provided however that such royalty will not exceed $50,000 in any month and such royalty payments will cease upon the death of Mrs. Smolyansky.

On March 18, 2016, Lifeway entered into a consulting agreement (the “Consulting Agreement”) with Mrs. Smolyansky that was effective January 1, 2016. Under the terms and conditions of the Agreement, Mrs. Smolyansky will continue to provide consulting services to us for which we will pay Mrs. Smolyansky an aggregate of $1,000,000 annually and prorated amounts for periods shorter than a year. The Consulting Agreement is terminable by either party on ten days’ prior written notice.

Specifically, in 2019, Mrs. Smolyansky assisted management with efforts to expand the Company’s product portfolio into non-dairy and non-food items. She provided frequent advice to management about when and where to expand our product portfolio, strategic plans for sales and marketing expenditures and staffing, and executive succession planning, as well as guidance relating to a roadmap for Lifeway’s growth. Mrs. Smolyansky also assists in the development of recipes and new products and major facility decisions.

In 2019, Mrs. Smolyansky was paid $1,000,000 pursuant to the Consulting Agreement and $585,132 pursuant to the Endorsement Agreement. Mrs. Smolyansky did not receive any retainer fees in her capacity as a non-employee director.

ITEM 14.        PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Fees Billed by Mayer Hoffman McCann P.C.

The following table sets forth the fees for professional audit services rendered by our independent registered public accounting firm Mayer Hoffman McCann P.C. (MHM) in connection with fiscal years ended December 31, 2019 and 2018 and fees billed for other services rendered by MHM during those periods:

Fees Billed by Independent Registered Public Accounting Firm
Type of Fees	2019	2018
(1) Audit Fees	$597,369	$594,972
(2) Audit-Related Fees	–	–
(3) Tax Fees	–	–
(4) All Other Fees	–	–
	$597,369	$594,972

In the above table, in accordance with the SEC’s definitions and rules, “audit fees” are fees Lifeway paid to its independent registered public accountant for professional services in connection with the audit of our consolidated financial statements for the fiscal years ended December 31, 2019 and 2018 included in Form 10-K, for the audit of our internal control over financial reporting, for the review of the unaudited financial statements included in Form 10-Qs within those fiscal years, and for services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements; “audit-related fees” are fees for work performed during those fiscal years for assurance and related services that are reasonably related to the performance of the audit or review of our consolidated financial statements; “tax fees” are fees for work performed during those fiscal years for tax compliance, tax advice, and tax planning; and “all other fees” are fees for work performed during those fiscal years for any services not included in the first three categories. All of the services set forth in sections (1) through (4) above were approved by the Audit and Corporate Governance Committee in accordance with its charter.

For the fiscal years ended December 31, 2019 and 2018, we retained certain firms other than MHM for tax compliance, tax advice, tax planning and other accounting advice.

Pre-Approval of Audit and Non-Audit Services

Lifeway’s Audit and Corporate Governance Committee has adopted policies and procedures for pre-approving all non-audit work performed by its auditors. The policy sets forth the procedures and conditions for both pre-approval of audit-related services to be performed by its auditors (assurance and related services that are reasonably related to the performance of the auditors’ review of the financial statements or that are traditionally performed by the independent auditor) and specific pre-approval for all other services for the current fiscal year consistent with the SEC’s rules on auditor independence. The Audit and Corporate Governance Committee is asked to pre-approve the engagement of the independent auditor and the projected fees for audit services for the current fiscal year during the first quarter of each year.

Unless a type of service has received general pre-approval, it will require specific pre-approval by the Audit and Corporate Governance Committee if it is to be provided by the auditors. Any proposed services exceeding pre-approved cost levels or budgeted amounts will also require specific pre-approval by the Audit and Corporate Governance Committee. In determining whether to approve a particular audit or permitted non-audit service, the Audit and Corporate Governance Committee will consider, among other things, whether the service is consistent with maintaining the independence of the independent registered public accounting firm. The Audit and Corporate Governance Committee will also consider whether the independent registered public accounting firm is best positioned to provide the most effective and efficient service to us and whether the service might be expected to enhance our ability to manage or control risk or improve audit quality. Specifically, the Audit and Corporate Governance Committee has not pre-approved the use of MHM for non-audit services. There was no non-audit work performed by MHM for the fiscal years ended December 31, 2019 or December 31, 2018.

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

3.	Exhibits.

No.	Description	Form	Period Ending	Exhibit	Filing Date

3.1	Amended and Restated Bylaws.	10-K	12/31/2017	3.1	3/30/2018

3.2	Articles of Incorporation, as amended and currently in effect	10-K	12/31/2013	3.2	4/2/2014

10.1	Stock Purchase Agreement dated October 1, 1999 by and among Danone Foods, Inc., Lifeway Foods, Inc., Michael Smolyansky and certain other parties	8-K	0	10.1	10/12/1999

10.2	Stockholders’ Agreement dated October 1, 1999 by and among Danone Foods, Inc., Lifeway Foods, Inc., Michael Smolyansky and certain other parties	8-K	0	10.11	10/12/1999

10.3	Letter Agreement dated December 24, 1999	8-K	0	10.12	1/12/2000

10.4	Employment Agreement, dated September 12, 2002, between Lifeway Foods, Inc. and Julie Smolyansky +	10-QSB/A No. 2	9/30/2002	10.14	4/30/2003

10.5	Consulting Agreement by and between the Company and Ludmila Smolyansky, dated as of March 8, 2016 +	10-K	12/31/2015	10.23	3/16/2016

10.6	Endorsement Agreement by and between the Company and Ludmila Smolyansky, dated as of March 14, 2016	10-K	12/31/2015	10.24	3/16/2016

10.7	Amended and Restated Loan and Security Agreement dated as of May 7, 2018 among Lifeway Foods, Inc., Fresh Made, Inc., The Lifeway Kefir Shop, LLC, Lifeway Wisconsin, Inc., and CIBC Bank USA, as Lender.	8-K		10.1	5/11/2018

10.8	Employment Agreement by and between the Company and Amy Feldman, dated as of October 29, 2018 +	8-K		10.1	11/1/2018

10.9	Employment Agreement by and between the Company and Eric Hanson, dated as of January 18, 2019 +				1/23/2019

10.10	First Modification to Amended and Restated Loan and Security Agreement dated as of April 10, 2019 among Lifeway Foods, Inc., Fresh Made, Inc., The Lifeway Kefir Shop, LLC, Lifeway Wisconsin, Inc., and CIBC Bank USA, as Lender.	10-K	12/31/18	10.1	4/15/2019

10.11	Second Modification to Amended and Restated Loan and Security Agreement, effective as of December 10, 2019 by and among Lifeway Foods, Inc., Fresh Made, Inc., The Lifeway Kefir Shop, LLC, Lifeway Wisconsin, Inc., and CIBC Bank USA, as Lender.	8-K		10.1	12/10/2019

10.12	Lifeway Foods, Inc. 2015 Omnibus Incentive Plan +	8-K		10.2	12/18/15

10.13	Form of Notice of Restricted Stock Unit Award +	8-K		10.3	12/18/15

10.14	Form of Notice of Performance Unit Award +	8-K		10.4	12/18/15

10.15	Form of Notice of Restricted Stock Award +	8-K		10.5	12/18/15

10.16	Form of Notice of Non-Qualified Stock Option Award +	8-K		10.6	12/18/15

14	Code of Conduct and Ethics	10-K	12/31/13	14	4/2/2014

21	List of Subsidiaries of the Registrant	10-K	12/31/19	21	4/14/20

23.1	Consent of Mayer Hoffman McCann P.C.	10-K	12/31/19	23.1	4/14/20

31.1	Rule 13a-14(a)/15d-14(a) Certification of Julie Smolyansky	10-K	12/31/19	31.1	4/14/20

31.2	Rule 13a-14(a)/15d-14(a) Certification of Eric Hanson	10-K	12/31/19	31.2	4/14/20

31.3	Rule 13a-14(a)/15d-14(a) Certification of Julie Smolyansky

31.4	Rule 13a-14(a)/15d-14(a) Certification of Eric Hanson

32.1	Section 1350 Certification of Julie Smolyansky*	10-K	12/31/19	32.1	4/14/20

32.2	Section 1350 Certification of Eric Hanson*	10-K	12/31/19	32.1	4/14/20

99.1	Press release dated April 14, 2020 reporting the Company’s financial results for year ended December 31, 2019.	10-K	12/31/19	99.1	4/14/20

101	Interactive Data Files

+ Indicates a management contract or compensatory plan or arrangement.

* This exhibit was previously furnished with the Original Form 10-K, is not deemed filed with the Securities and Exchange Commission, and is not incorporated by reference into any filing of Lifeway Foods, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of the Original Form 10-K and irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this this Amendment No. 1 to its Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

LIFEWAY FOODS, INC.

Date: June 15, 2020	By:	/s/ Julie Smolyansky
Julie Smolyansky
Chief Executive Officer, President, and Director

