Form 10-Q
period 2020-03-31
Lifeway Foods, Inc.
filed 2020-06-26
CIK 814586

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒       QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2020

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

Number of shares of Common Stock, no par value, outstanding as of June 15, 2020: 15,559,303

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

LIFEWAY FOODS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

March 31, 2020 and December 31, 2019

(In thousands)

	March 31, 2020 (Unaudited)	December 31, 2019
Current assets
Cash and cash equivalents	$1,978	$3,836
Accounts receivable, net of allowance for doubtful accounts and discounts & allowances of $1,467 and $1,100 at March 31, 2020 and December 31, 2019 respectively	8,430	6,692
Inventories, net	6,883	6,392
Prepaid expenses and other current assets	1,279	1,598
Refundable income taxes	1,027	681
Total current assets	19,597	19,199

Property, plant and equipment, net	21,910	22,274
Operating lease right-of-use asset	707	738

Intangible assets
Goodwill and indefinite-lived intangibles	12,824	12,824
Other intangible assets, net	113	152
Total intangible assets	12,937	12,976

Other assets	1,800	1,800
Total assets	$56,951	$56,987

Current liabilities
Accounts payable	$6,113	$5,282
Accrued expenses	2,632	4,087
Accrued income taxes	116	154
Total current liabilities	8,861	9,523
Line of credit	2,751	2,745
Operating lease liabilities	427	488
Deferred income taxes, net	1,292	922
Other long-term liabilities	50	58
Total liabilities	13,381	13,736

Commitments and contingencies

Stockholders' equity
Preferred stock, no par value; 2,500 shares authorized; no shares issued or outstanding at March 31, 2020 and December 31, 2019	–	–
Common stock, no par value; 40,000 shares authorized; 17,274 shares issued; 15,558 and 15,710 outstanding at March 31, 2020 and December 31, 2019, respectively	6,509	6,509
Paid-in capital	2,748	2,380
Treasury stock, at cost	(12,796)	(12,601)
Retained earnings	47,109	46,963
Total stockholders' equity	43,570	43,251

Total liabilities and stockholders' equity	$56,951	$56,987

See accompanying notes to consolidated financial statements

LIFEWAY FOODS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

For the three months ended March 31, 2020 and 2019

(Unaudited)

(In thousands, except per share data)

	2020	2019

Net Sales	$25,388	$24,615

Cost of goods sold	18,624	17,567
Depreciation expense	767	745
Total cost of goods sold	19,391	18,312

Gross profit	5,997	6,303

Selling expense	2,575	3,139
General and administrative expense	3,145	3,492
Amortization expense	39	73
Total operating expenses	5,759	6,704

Income (loss) from operations	238	(401)

Other income (expense):
Interest expense	(39)	(69)
Gain on sale of property equipment	5	25
Other income, net	(3)	3
Total other income (expense)	(37)	(41)

Income (loss) before provision for income taxes	201	(442)

Provision (benefit) for income taxes	55	(54)

Net income (loss)	$146	$(388)

Earnings (loss) per common share:
Basic	$0.01	$(0.02)
Diluted	$0.01	$(0.02)

Weighted average common shares:
Basic	15,623	15,767
Diluted	15,737	15,767

See accompanying notes to consolidated financial statements

LIFEWAY FOODS, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

(Unaudited)

(In thousands)

	Common Stock
	Issued		In treasury		Paid-In	Retained	Total
	Shares	$	Shares	$	Capital	Earnings	Equity

Balance, January 1, 2019	17,274	$6,509	(1,460)	$(12,970)	$2,303	$46,563	$42,405

Cumulative impact of change in accounting principles, net of tax	–	–	–	–	–	(53)	(53)

Issuance of common stock in connection with stock-based compensation	–	–	41	351	142	–	493

Treasury stock purchased	–	–	(82)	(205)	–	–	(205)

Stock-based compensation	–	–	–	–	218	–	218

Net loss	–	–	–	–	–	(388)	(388)

Balance, March 31, 2019	17,274	$6,509	(1,501)	$(12,824)	$2,663	$46,122	$42,470

Balance, January 1, 2020	17,274	$6,509	(1,564)	$(12,601)	$2,380	$46,963	$43,251

Issuance of common stock in connection with stock-based compensation	–	–	27	210	306	–	516

Treasury stock purchased	–	–	(179)	(405)	–	–	(405)

Stock-based compensation	–	–	–	–	62	–	62

Net income	–	–	–	–	–	146	146

Balance, March 31, 2020	17,274	$6,509	(1,716)	$(12,796)	$2,748	$47,109	$43,570

See accompanying notes to consolidated financial statements

LIFEWAY FOODS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2020	2019
Cash flows from operating activities:
Net income (loss)	$146	$(388)
Adjustments to reconcile net income (loss) to operating cash flow:
Depreciation and amortization	806	818
Non-cash interest expense	6	6
Non-cash rent expense	(11)	–
Bad debt expense	1	–
Deferred revenue	(24)	(24)
Stock-based compensation	117	353
Deferred income taxes	370	–
(Gain) on sale of property and equipment	(5)	(25)
Reserve for inventory obsolescence	–	30
(Increase) decrease in operating assets:
Accounts receivable	(1,739)	(1,099)
Inventories	(491)	(727)
Refundable income taxes	(346)	1,490
Prepaid expenses and other current assets	312	(57)
Increase (decrease) in operating liabilities:
Accounts payable	833	1,031
Accrued expenses	(981)	(207)
Operating lease asset amortization/liability	(11)	–
Accrued income taxes	(38)	(19)
Net cash (used in) provided by operating activities	(1,055)	1,182

Cash flows from investing activities:
Purchases of property and equipment	(403)	(137)
Proceeds from sale of property and equipment	5	31
Purchase of investments	–	(15)
Net cash used in investing activities	(398)	(121)

Cash flows from financing activities:
Purchase of treasury stock	(405)	(205)
Repayment of line of credit	–	(1,330)
Net cash used in financing activities	(405)	(1,535)

Net decrease in cash and cash equivalents	(1,858)	(474)

Cash and cash equivalents at the beginning of the period	3,836	2,998

Cash and cash equivalents at the end of the period	$1,978	$2,524

Supplemental cash flow information:
Cash paid for income taxes, net of (refunds)	$65	$(1,525)
Cash paid for interest	$35	$84

Non-cash investing activities
Right-of-use assets recognized at ASU 2016-02 transition	$–	$944
Operating lease liability recognized at ASU 2016-02 transition	$–	$997
Right-of-use assets and operating lease liabilities recognized after ASU 2016-02 transition	$113	$242

Non-cash financing activities
Issuance of common stock under equity incentive plans	$516	$–

See accompanying notes to consolidated financial statements

LIFEWAY FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data)

Note 1 – Basis of Presentation

Basis of presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. (“U.S. GAAP”) for interim financial information, and do not include all of the information and disclosures required for complete, audited financial statements. In the opinion of management, these statements include all adjustments necessary for a fair presentation of the results of all interim periods reported herein. The consolidated financial statements and related notes should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019. Results of operations for interim periods are not necessarily indicative of the results to be expected for other interim periods or the full year.

A detailed description of our significant accounting policies can be found in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

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

Advertising and promotional costs

Lifeway expenses advertising costs as incurred. For the three months ended March 31, 2020 and 2019 total advertising expenses were $536 and $1,088 respectively.

Recent accounting pronouncements

Not yet adopted

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The new guidance provides optional expedients and exceptions for applying generally accepted accounting principles (GAAP) to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. The guidance is effective prospectively as of March 12, 2020 through December 31, 2022 and interim periods within those fiscal years. Management is currently evaluating the impact that the new guidance will have on the consolidated financial statements.

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

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, in November 2018 issued an amendment, ASU 2018-19, Codification Improvements to Topic 326, Financial Instruments - Credit Losses, and in November 2019 issued two amendments, ASU 2019-10, Financial Instruments—Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842): Effective Dates, and ASU 2019-11, Codification Improvements to Topic 326, Financial Instruments—Credit Losses. The series of new guidance amends the impairment model by requiring entities to use a forward-looking approach based on expected losses rather than incurred losses to estimate credit losses on certain types of financial instruments, including trade receivables. This may result in the earlier recognition of allowances for losses. The guidance should be applied on either a prospective transition or modified-retrospective approach depending on the subtopic. The guidance will be effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, with early adoption permitted. Management is currently evaluating the impact that the new guidance will have on the consolidated financial statements.

Note 3 – Inventories, net

Inventories consisted of the following:

	March 31, 2020	December 31, 2019
Ingredients	$2,009	$1,942
Packaging	2,458	2,230
Finished goods	2,416	2,220
Total inventories	$6,883	$6,392

Note 4 – Property, Plant and Equipment, net

Property, plant and equipment consisted of the following:

	March 31, 2020	December 31, 2019
Land	$1,565	$1,565
Buildings and improvements	17,420	17,332
Machinery and equipment	31,085	30,670
Vehicles	778	778
Office equipment	851	851
Construction in process	261	362
	51,960	51,558
Less accumulated depreciation	(30,050)	(29,284)
Total property, plant and equipment, net	$21,910	$22,274

Note 5 – Goodwill and Intangible Assets

Goodwill and indefinite-lived intangible assets consisted of the following:

	March 31, 2020	December 31, 2019
Gross goodwill	$10,368	$10,368
Accumulated impairment losses	(1,244)	(1,244)
Goodwill	9,124	9,124
Brand names	3,700	3,700
Goodwill and indefinite-lived intangible assets	$12,824	$12,824

Finite-lived Intangible Assets

Other intangible assets, net consisted of the following:

	March 31, 2020	December 31, 2019
Recipes	$44	$44
Customer lists and other customer related intangibles	4,529	4,529
Customer relationship	985	985
Trade names	2,248	2,248
Formula	438	438
	8,244	8,244
Accumulated amortization	(8,131)	(8,092)
Other intangible assets, net	$113	$152

Note 6 – Accrued Expenses

Accrued expenses consisted of the following:

	March 31, 2020	December 31, 2019
Payroll and incentive compensation	$1,707	$3,009
Current portion of operating lease liabilities	305	285
Real estate taxes	273	398
Other	347	395
Total accrued expenses	$2,632	$4,087

Note 7 – Debt

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

As of March 31, 2020, we had $2,751 net of $26 of unamortized deferred financing costs, outstanding under the Revolving Credit Facility. We had approximately $6,223 available under the Borrowing Base for future borrowings as of March 31, 2020.

As amended, all outstanding amounts under the Loans bear interest, based on a level of the Senior Debt to EBITDA ratio, at Lifeway’s election, at either the lender Base Rate (the greater of either the Federal Funds Rate plus 0.0% to 0.5%, or the Prime Rate) or the LIBOR plus 2.25% to 3.00%, payable monthly in arrears. Lifeway is also required to pay a quarterly unused line fee of 0.25% and, in conjunction with the issuance of any letters of credit, a letter of credit fee. Lifeway’s interest rate on debt outstanding under our Revolving Credit Facility as of March 31, 2020 was 3.66%.

The commitment under the Revolving Credit Facility matures May 7, 2021. The Revolving Credit Facility is presented as a long-term debt obligation as of March 31, 2020. The Loans and all other amounts due and owed under the Revolving Credit Facility and related documents are secured by substantially all of our assets.

Amounts available for borrowing under the Revolving Credit Facility equal the lesser of (i) the Borrowing Base (as defined below), or (ii) $9 million (plus the amount of any Incremental Facility requested by Lifeway and approved by lender), in each case, as the same is reduced by the aggregate principal amount outstanding under the Loans.

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

We were in compliance with the fixed charge coverage ratio covenant at March 31, 2020.

Note 8 – Leases

Lifeway has operating leases for three retail stores for its Lifeway Kefir Shop subsidiary and office space which includes fixed base rent payments as well as variable rent payments to reimburse the landlord for operating expenses and taxes. The Company also leases certain machinery and equipment with fixed base rent payments and variable costs based on usage. Remaining lease terms for these leases range from less than 1 year to 5 years. Some of our leases include options to extend the leases for up to 5 years and have been included in our calculation of the right-of-use asset and lease liabilities. Lifeway includes only fixed payments for lease components in the measurement of the right-of-use asset and lease liability. Variable lease payments are those that vary because of changes in facts or circumstances occurring after the commencement date, other than the passage of time. There are no residual value guarantees. We do not currently have leases which meet the finance lease classification as defined under ASC 842.

We do not record leases with an initial term of 12 months or less on the balance sheet. Expense for these short-term leases is recorded on a straight-line basis over the lease term. Total lease expense was $179 and $175 (including short term leases) for the three months ended March 31, 2020 and 2019, respectively.

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

Future maturities of lease liabilities were as follows

Year	Operating Leases
Nine months ended December 31, 2020	$272
2021	241
2022	199
2023	71
Thereafter	7
Total lease payments	790
Less: Interest	(58)
Present value of lease liabilities	$732

The weighted-average remaining lease term for our operating leases was 2.62 years as of March 31, 2020. The weighted average discount rate of our operating leases was 5.45% as of March 31, 2020. Cash paid for amounts included in the measurement of lease liabilities was $142 and $147 for the three months ended March 31, 2020 and 2019, respectively.

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

Note 10 – Income taxes

For each interim period, Lifeway estimates the effective tax rate expected to be applicable for the full year and applies that rate to income before provision for income taxes for the period. The effective tax rate for the three months ended March 31, 2020 was 27.5% compared to 12.2% for the three months ended March 31, 2019. Our effective tax rate may change from period to period based on recurring and non-recurring factors including the relative mix of pre-tax earnings (or losses), the underlying income tax rates applicable to various state and local taxing jurisdictions, enacted tax legislation, settlement of tax audits, the impact of non-deductible items, changes in valuation allowances, and the expiration of the statute of limitations in relation to unrecognized tax benefits. We record discrete income tax items such as enacted tax rate changes and completed tax audits in the period in which they occur.

On March 27, 2020, the “Coronavirus Aid, Relief, and Economic Security Act” (the CARES Act) was enacted. The CARES act features several tax provisions and other measures that assist businesses impacted by the economic effects of the COVID-19 pandemic. The significant tax provisions include an increase in the limitation of the tax deduction for interest expense from 30% to 50% of adjusted earnings in 2019 and 2020, a five-year carryback allowance for net operating losses generated in tax years 2018-2020, increased charitable contribution limitations to 25% of taxable income in 2020, and a retroactive technical correction to the 2017 Tax Cuts and Jobs Act that makes qualified improvement property placed in service after December 31, 2017 eligible for bonus depreciation. The Company has recorded a $245 income tax benefit related to the net operating loss carryback provisions of the CARES Act for the three months ended March 31, 2020.

Unrecognized tax benefits were $90 and $63 at March 31, 2020 and 2019, respectively. We do not expect material changes to our unrecognized tax benefits during the next twelve months.

Note 11 – Stock-based and Other Compensation

In December 2015, Lifeway stockholders approved the 2015 Omnibus Incentive Plan, which authorized the issuance of an aggregate of 3.5 million shares to satisfy awards of stock options, stock appreciation rights, unrestricted stock, restricted stock, restricted stock units, performance shares and performance units to qualifying employees. Under the Plan, the Board or its Audit and Corporate Governance Committee approves stock awards to executive officers and certain senior executives, generally in the form of restricted stock or performance shares. The number of performance shares that participants may earn depends on the extent to which the corresponding performance goals have been achieved. Stock awards generally vest over a three-year performance or service period. At March 31, 2020, 3.351 million shares remain available under the Omnibus Incentive Plan. While we plan to continue to issue awards pursuant to the Plan at least annually, we may choose to suspend the issuance of new awards in the future and may grant additional awards at any time including issuing special grants of restricted stock, restricted stock units, and stock options to attract and retain new and existing executives.

Stock Options

The following table summarizes stock option activity during the three months ended March 31, 2020:

	Options	Weighted average exercise price	Weighted average remaining contractual life	Aggregate intrinsic value

Outstanding at December 31, 2019	41	$10.42	6.22	$–
Granted	–	–	–	–
Exercised	–	–	–	–
Forfeited	–	–	–	–
Outstanding at March 31, 2020	41	$10.42	5.97	$–
Exercisable at March 31, 2020	41	$10.42	–	$–

For the three months ended March 31, 2019 total pre-tax stock-based compensation expense recognized in the consolidated statements of operations was $1. For the three months ended March 31, 2019 tax-related benefits of $0 was also recognized. As of December 31, 2019, all outstanding options were vested and there was no remaining unearned compensation expense.

Restricted Stock Awards

A Restricted Stock Award (“RSA”) represents the right to receive one share of common stock in the future. RSAs have no exercise price. The grant date fair value of the awards is equal to our closing stock price on the grant date. The following table summarizes RSA activity during the three months ended March 31, 2020.

RSA’s

Outstanding at December 31, 2019	47
Granted	–
Shares issued upon vesting	–
Forfeited	(12)
Outstanding at March 31, 2020	35
Weighted average grant date fair value per share outstanding	$4.34

We expense RSA’s over the service period. For the three months ended March 31, 2020 and 2019 total pre-tax stock-based compensation expense recognized in the consolidated statements of operations was $5 and $25, respectively. For the three months ended March 31, 2020 and 2019 tax-related benefits of $1 and $7, respectively, were also recognized. As of March 31, 2020, the total remaining unearned compensation related to non-vested RSA’s was $62, which is expected to be amortized over the weighted-average remaining service period of 1.25 years.

Long-Term Incentive Plan Compensation

Lifeway established long-term incentive-based compensation programs for fiscal year 2017 (the “2017 Plan”) and for fiscal year 2019 (the “2019 Plan”) for certain senior executives and key employees (the “participants”). Under the 2017 Plan, long-term incentive compensation is based on Lifeway’s achievement of certain sales and adjusted EBITDA performance levels versus respective targets established by the Board for the fiscal year. Under the 2019 Plan, long-term equity incentive compensation is based on Lifeway’s achievement of four strategic milestones over a three-year period from Fiscal 2019 through Fiscal 2021.

2017 Plan

Under the 2017 Plan, collectively the participants had the opportunity to earn cash and equity-based incentive compensation in amounts ranging from $0 to $11,025 depending on Lifeway’s performance levels compared to the respective targets and the participants performance compared to their individual objectives. The equity portion of the incentive compensation is payable in restricted stock that vests one-third in each of the three years from the 2017 grant dates. For the three months ended March 31, 2020 and 2019, $49 and $127 was expensed under the 2017 Plan as stock-based compensation expense in the consolidated statements of operations, respectively. As of March 31, 2020, there is no remaining unearned compensation related to the 2017 Plan.

2019 Plan

Under the 2019 Plan, collectively the participants can earn equity-based incentive compensation in amounts ranging from $0 to $1,776 depending on Lifeway’s performance levels compared to the respective targets. The equity-based incentive compensation is payable in restricted stock that vests 50% of unvested shares in year one, 50% of unvested shares in year two, and 100% of remaining unvested shares in year three from the 2019 grant date. For the three months ended March 31, 2020 and 2019, $13 and $35 was expensed under the 2019 Plan as stock-based compensation expense in the consolidated statements of operations, respectively.

2019 Retention Award

During Q1 2019, we awarded a special retention grant (the “2019 Retention Award”) of restricted stock to certain senior executives and key employees (the “participants”). The equity-based incentive compensation is payable in restricted stock that vests one-third in March 2019, one-third in March 2020 and one-third in March 2021. For the three months ended March 31, 2020 and 2019, $43 and $157 was expensed under the 2020 Retention Award as stock-based compensation expense in the consolidated statements of operations, respectively. As of March 31, 2020, the total remaining unearned compensation related to the 2019 Retention Award was $58, of which $44 and $14 is expected to be recognized in 2020 and 2021, respectively, subject to vesting.

Retirement Benefits

Lifeway has a defined contribution plan which is available to substantially all full-time employees. Under the terms of the plan, we match employee contributions under a prescribed formula. For the three months ended March 31, 2020 and 2019 total contribution expense recognized in the consolidated statements of operations was $118 and $96, respectively.

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

Lifeway has determined that it has one reportable segment based on how our chief operating decision maker manages the business and in a manner consistent with the internal reporting provided to the chief operating decision maker. The chief operating decision maker, who is responsible for allocating resources and assessing our performance, has been identified collectively as the Chief Executive Officer, the Chief Operating Officer, the Chief Financial Officer, and Chairperson of the board of directors. Substantially all of our consolidated revenues relate to the sale of cultured dairy products that we produce using the same processes and materials and are sold to consumers through a common network of distributors and retailers in the United States.

Net sales of products by category were as follows for the three months ended March 31:

	2020		2019
	$	%	$	%
Drinkable Kefir other than ProBugs	$19,857	78%	$18,886	77%
Cheese	3,260	13%	2,851	12%
Cream and other	781	3%	1,301	5%
ProBugs Kefir	860	3%	763	3%
Other dairy	371	2%	479	2%
Frozen Kefir (a)	259	1%	335	1%
Net Sales	$25,388	100%	$24,615	100%

(a)	Includes Lifeway Kefir Shop sales

Significant Customers – Sales are predominately to companies in the retail food industry located within the United States. Two major customers accounted for approximately 21% and 22% of net sales for the three months ended March 31, 2020 and 2019.

Note 13 – Related Party Transactions

Lifeway obtains consulting services from the Chairperson of its board of directors. Fees earned are included in general and administrative expenses in the accompanying consolidated statements of operations and were $250 during each of the three months ended March 31, 2020 and 2019.

Lifeway is also a party to a royalty agreement with the Chairperson of its board of directors under which we pay the Chairperson a royalty based on the sale of certain Lifeway products, not to exceed $50 in any fiscal month. Royalties earned are included in selling expenses in the accompanying consolidated statements of operations and were $150 during each of the three months ended March 31, 2020 and 2019.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) in this Form 10-Q is provided as a supplement to, and should be read in conjunction with, our audited consolidated financial statements, the accompanying notes, and the MD&A included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 (the “Form 10-K”). Unless otherwise specified, any description of “our”, “we”, and “us” in this MD&A refer to Lifeway Foods, Inc. and our subsidiaries.

Cautionary Statement Regarding Forward-Looking Statements

In addition to historical information, this quarterly report contains “forward-looking” statements within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. These statements may be identified by the use of words such as “anticipate,” “from time to time,” “intend,” “plan,” “ongoing,” “realize,” “should,” “may,” “could," "believe," "future," "depend," "expect," "will," "result," "can," "remain," "assurance," "subject to," "require," "limit," "impose," "guarantee," "restrict," "continue," "become," "predict," "likely," "opportunities," "effect," "change," "predict," and "estimate,” and similar terms or terminology, or the negative of such terms or other comparable terminology. Examples of forward-looking statements include, among others, statements we make regarding:

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

Forward looking statements are based on management’s beliefs, assumptions, estimates and observations of future events based on information available to our management at the time the statements are made and include any statements that do not relate to any historical or current fact. These statements are not guarantees of future performance and they involve certain risks, uncertainties and assumptions that are difficult to predict. Actual outcomes and results may differ materially from what is expressed, implied or forecast by our forward-looking statements due in part to the risks, uncertainties, and assumptions that include:

•	The actions of our competitors and customers, including those related to price competition;
•	The decisions of customers or consumers;
•	Our ability to successfully implement our business strategy;
•	Changes in the pricing of commodities
•	The effects of government regulation;
•	The impact of the COVID-19 outbreak on our business, suppliers, consumers, customers, and employees;
•	Disruptions to our supply chain, or our manufacturing and distribution capabilities, including those due to cybersecurity threats and the COVD-19 outbreak; and
•	Such other factors as discussed throughout Part I, Item 1 “Business”; Part I, Item 1A “Risk Factors”; and Part II, Item 7 “Management's Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2019 and that are described from time to time in our filings with the SEC.

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

Recent Developments

COVID-19 Pandemic Impact

In December 2019, a novel coronavirus disease ("COVID-19") was first reported and subsequently characterized by the World Health Organization ("WHO") as a pandemic in March 2020. In an effort to reduce the global transmission of COVID-19, various policies and initiatives have been implemented by governments around the world, including orders to close businesses not deemed "essential", shelter-in-place orders enacted by state and local governments, and the practice of social distancing measures when engaging in essential activities.

Local, state, and national governments continue to emphasize the importance of food supply during this pandemic and asked that food manufacturers and retailers remain open to meet the needs of our communities. The health and safety of our employees throughout this pandemic is paramount, and we have taken numerous steps to keep our employees safe including enhanced sanitation protocols, implementation of social distancing measures at our manufacturing operations, masks and personal protective equipment for employees across our facilities, preventative temperature screenings across all manufacturing locations, the rollout of new benefits that help support our employees and their families, and remote work arrangements for administrative support functions to comply with shelter-in-place orders. In addition, a cross-functional task force has been established to monitor and coordinate the Company's response to COVID-19.

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

Results of Operations

Three Months Ended March 31, 2020 Compared to Three Months Ended March 31, 2019

	March 31,		Change
	2020	2019	$	%
Net sales	$25,388	$24,615	$773	3.1%

Cost of goods sold	$18,624	$17,567	$(1,057)
Depreciation expense	767	745	(22)
Total cost of goods sold	$19,391	$18,312	$(1,079)	(5.9%)

Gross profit	$5,997	$6,303	$(306)	(4.9%)
Gross Profit % to net sales	23.6%	25.6%

Selling expenses	$2,575	$3,139	$564	18.0%
Selling expenses % to net sales	10.1%	12.8%

General and administrative expenses	$3,145	$3,492	$347	9.9%
General and administrative % to net sales	12.4%	14.2%

Amortization expense	$39	$73	$34	46.6%

Total operating expenses	$5,759	$6,704	$945	14.1%
Total operating expense % to net sales	22.7%	27.2%
Income (loss) from operations	$238	$(401)	$639	(159.4%)
Income from operations % to net sales	0.9%	(1.6%)

Net Sales

Net sales finished at $25,388 for the three-month period ended March 31, 2020, an increase of $773 or 3.1% versus prior year. The net sales increase was primarily driven by higher volumes of our branded drinkable kefir, partially offset by lower cream revenues associated with a decline in the market price of butter fat.

Gross Profit

Gross profit as a percentage of net sales was 23.6% during the three-month period ended March 31, 2020. Gross profit percentage was 25.6% in the prior year. The decrease versus the prior year was primarily due to the impact of increased strategic promotional investment, partially offset by a reduction in variable costs. Additionally, depreciation expense increased reflecting our continued investment in manufacturing improvements.

Selling Expenses

Selling expenses decreased by $564 or 18.0% to $2,575 during the three-month period ended March 31, 2020 from $3,139 during the same period in 2019. The decrease versus prior year primarily reflects a reduction in advertising and marketing expense, such as trade shows and other marketing events which were postponed due to COVID-19 and the lower planned spending on in-store demonstrations in the first quarter of 2020 compared to the first quarter of 2019. Selling expenses as a percentage of net sales were 10.1% during the three-month period ended March 31, 2020 compared to 12.8% for the same period in 2019.

General and Administrative Expenses

General and administrative expenses decreased $347 or 9.9% to $3,145 during the three-month period ended March 31, 2020 from $3,492 during the same period in 2019. The decrease is primarily a result of lower compensation expense due to organizational changes made in 2019 and lower incentive compensation.

Provision for Income Taxes

The provision for income taxes includes federal, state and local income taxes. The provision for income taxes was $55 during the three months ended March 31, 2020, compared to a benefit for income taxes of $54 during the same period in 2019.

Our effective income tax rate for the three months ended March 31, 2020 was 27.5% compared to 12.2% in the same period last year. The increase in the effective tax rate was primarily due to non-deductible officer compensation expense, non-deductible compensation expense related to equity incentive awards, separate state tax rates, and the provision for unrecognized tax benefits. The increase was partially offset by the benefit from a net operating loss carryback provision of the CARES Act which went into effect during the first quarter of fiscal year 2020. The increase in the effective tax rate from 2019 to 2020 is due to the fact that the Company has a number of items that are nondeductible or are discrete adjustments to tax expense. Although similar items were reflected in 2019, the percentage effect is substantially different due to the difference in pre-tax income in 2020 compared to the pre-tax loss in 2019.

Our effective tax rate may change from period to period based on recurring and non-recurring factors including the relative mix of pre-tax earnings (or losses), the underlying income tax rates applicable to various state and local taxing jurisdictions, enacted tax legislation, settlement of tax audits, the impact of non-deductible items, changes in valuation allowances, and the expiration of the statute of limitations in relation to unrecognized tax benefits. We record discrete income tax items such as enacted tax rate changes and completed tax audits in the period in which they occur.

Section 162(m) of the Internal Revenue Code (the “Code”) limits the deductibility of compensation paid to certain of our executives. Under the Tax Cuts and Jobs Act (the “Act”) amendments to Section 162(m), no tax deduction in taxable years beginning after December 31, 2017 is allowed for compensation paid to any covered employee to the extent that the total compensation for that covered employee exceeds $1,000,000 in any taxable year. Although the Act eliminated the prior tax deduction under Section 162(m) for performance-based executive compensation, it included a transition rule under which the changes to Section 162(m) will not apply to awards made to our covered employees who had the right to participate in our 2015 Omnibus Incentive Plan pursuant to written binding contracts in effect as of November 2, 2017, as long as those contracts have not subsequently been modified in any material respect. Accordingly, subject to further guidance from the Treasury Department and the Internal Revenue Service (“IRS”), the performance-based compensation paid to our executives under our Omnibus Plan remained eligible for the Section 162(m) exemption in 2019. Beginning in 2020, compensation exceeding the threshold for covered employees is non-deductible for income tax purposes.

Income taxes are discussed in Note 10 in the Notes to the Consolidated Financial Statements.

Liquidity and Capital Resources

Cash Flow

At this time, the COVID-19 pandemic has not materially impacted on our operations. We expect to meet our foreseeable liquidity and capital resource requirements through anticipated cash flows from operations; our revolving credit facility; and cash and cash equivalents to ensure the continuation of the Company as a going concern. The success of our business and financing strategies will continue to provide us with the financial flexibility to take advantage of various opportunities as they arise. Given the dynamic nature of COVID-19, we will continue to assess our liquidity needs while continuing to manage our discretionary spending and investment strategies.

Sources and Uses of Cash

Lifeway had a net decrease in cash and cash equivalents of $1,858 during the three-month period ended March 31, 2020 compared to a net decrease in cash and cash equivalents of $474 in the same period in 2019. The drivers of the year over year change are as follows:

Net cash used in operating activities was $1,055 during the three-month period ended March 31, 2020 compared to net cash provided by operating activities of $1,182 in the same period in 2019. The decrease in cash provided by operating activities is primarily due to $1,490 of income tax refunds received in 2019 and the increased working capital consumption in 2020. Increased working capital consumption was due to increased revenue in March 2020 as consumers anticipated the shelter in place directives that ultimately occurred as a result of the COVID-19 pandemic.

Net cash used in investing activities was $398 during the three-month period ended March 31, 2020 compared to net cash used in investing activities of $121 in the same period in 2019. The higher level of net cash used in investing activities in 2020 reflects higher capital spending. Capital spending was $403 during the three-month period ended March 31, 2020 compared to $137 in 2019. Our capital spending is focused in three core areas: growth, cost reduction, and facility improvements. Growth capital spending supports new product innovation and enhancements. Cost reduction and facility improvements support manufacturing efficiency, safety and productivity.

Net cash used in financing activities was $405 during the three-month period ended March 31, 2020 compared to net cash used in financing activities of $1,535 in the same period in 2019. We utilized proceeds from our federal and state income tax refunds to repay $1,330 on our revolving line of credit during the first quarter of 2019.

On November 1, 2017, Lifeway’s Board approved an increase in the aggregate amount under our previously announced 2015 stock repurchase program (the “2017 Repurchase Plan Amendment”), by adding to (i.e., exclusive of the shares previously authorized under the 2015 stock repurchase program) the authorization the lesser of $5,185 or 625 shares. We repurchased approximately 178 shares of common stock at a cost of $405 during the three-month period ended March 31, 2020 under the 2017 Repurchase Plan Amendment. We repurchased approximately 82 shares of common stock at a cost of $205 during the three-month period ended March 31, 2019 under the 2017 Repurchase Plan Amendment. As of March 31, 2020, there were no shares of common stock that remained available to be purchased under the 2017 Repurchase Plan Amendment. We intend to hold repurchased shares in treasury for general corporate purposes, including issuances under our 2015 Omnibus Incentive Plan. Treasury shares are accounted for using the cost method.

Debt Obligations

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

As of March 31, 2020, we had $2,751 net of $26 of unamortized deferred financing costs, outstanding under the Revolving Credit Facility. We had approximately $6,223 available under the Borrowing Base for future borrowings as of March 31, 2020.

We are in compliance with all applicable financial debt covenants as of March 31, 2020. See Note 7 to our Consolidated Financial Statements for additional information regarding our indebtedness and related agreements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2020. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2020.

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

From time to time we are engaged in litigation matters arising in the ordinary course of business. While the results of litigation and claims cannot be predicted with certainty, Lifeway believes that no such matter is reasonably likely to have a material adverse effect on our financial position or results of operations.

ITEM 1A. RISK FACTORS.

Except as presented below, there have been no material changes with respect to the risk factors disclosed in Part I, Item 1A of our 2019 Form 10-K.

Our business may suffer from the severity or longevity of the Coronavirus/COVID-19 global pandemic.

The Coronavirus (“COVID-19”) is currently impacting countries, communities and markets around the world. We cannot, at this time, predict whether COVID-19 will have a long term material impact on our financial condition and result of operations. On March 16, 2020, the food industry, including the Company, grocery stores and their suppliers, and transportation were classified by the U.S. federal government as critical infrastructure industry. As a result, our employees and facilities, as well as our suppliers and the retailers and distributors that sell our products, are able to remain in operation. Despite this and the plans we have in place to mitigate possible effects COVID-19 may have on the productivity of our workforce and operation of our facilities, if significant portions of our workforce are unable to work effectively due to illness, quarantines, government actions or orders, facility closures or other reasons in connection with the COVID-19 pandemic, our operations could be impacted. If that happens, we may be unable to produce sufficient products to fully satisfy all purchase orders and some of our costs may not be fully recoverable or adequately covered by insurance. The severity and longevity of the COVID-19 pandemic may also cause customers to suspend their decisions on purchasing our products. In addition, although our suppliers, customers and distributors are also classified as critical infrastructure industries, these changes may disrupt our supply chain, customers or distributors in ways we cannot predict. While we have contingency plans to carry on essential operations, these may not be able to mitigate all potential impacts, the extent to which COVID-19 impacts our business, sales and results of operations will depend on future developments, which are highly uncertain and cannot be predicted.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Issuer Purchases of Equity Securities

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of a publicly announced program (a)	Approximate Dollar Value of Shares that may yet be Purchased Under the Plans or Programs ($ in thousands) (a)

1/1/2020 to 1/31/2020	97,739	$2.33	97,739	$4,275
2/1/2020 to 2/29/2020	35,198	$2.49	35,198	$4,188
3/1/2020 to 3/31/2020	45,569	$1.98	45,569	$4,098
Fiscal Year 2020	178,406	$2.27	178,406	$0

(a) During the fourth quarter of 2015, Lifeway publicly announced a share repurchase program. On November 1, 2017, the Board of Directors amended the 2015 stock repurchase program (the “2017 amendment”), by adding to (i.e., exclusive of the shares previously authorized under the 2015 stock program repurchase) the authorization the lesser of $5,185 or 625 shares. The program has no expiration date. As of March 31, 2020, there were no shares of common stock that remained available to be purchased under the 2017 Repurchase Plan Amendment.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURE.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

No.	Description	Form	Period Ending	Exhibit	Filing Date

31.1	Rule 13a-14(a)/15d-14(a) Certification of Julie Smolyansky	Filed Herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification of Eric Hanson	Filed Herewith

32.1	Section 1350 Certification of Julie Smolyansky*	Furnished Herewith

32.2	Section 1350 Certification of Eric Hanson*	Furnished Herewith

99.1	Press release dated June 26, 2020 reporting Lifeway’s financial results for the three months ended March 31, 2020.*	Furnished Herewith

101	Interactive Data Files	Filed Herewith

*       The exhibits deemed furnished with this Form 10-Q and are not deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall they be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act., whether made before or after the date of the filing of this Form 10-Q and irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIFEWAY FOODS, INC.

Date: June 26, 2020	By:	/s/ Julie Smolyansky
Julie Smolyansky
Chief Executive Officer, President, and Director
(Principal Executive Officer)

Date: June 26, 2020	By:	/s/ Eric Hanson
Eric Hanson
Chief Financial & Accounting Officer
(Principal Financial and Accounting Officer)

