Form 10-K/A
period 2019-12-31
Lifeway Foods, Inc.
filed 2020-08-10
CIK 814586

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

Amendment No. 2

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

As of July 23, 2020, 15,604,480 shares of the registrant’s common stock, no par value, were outstanding

EXPLANTORY NOTE

The sole purpose of this Amendment No. 2 on Form 10-K/A (the “Amendment No. 2”) to the Annual Report on Form 10-K of Lifeway Foods, Inc. (the “Company”) for the fiscal year ended December 31, 2019 filed with the Securities and Exchange Commission (the “SEC”) on April 14, 2020 (the “Original Form 10-K”), as amended by Amendment No. 1 to Form 10-K filed with the SEC on June 15, 2020 ( “Amendment No. 1” and together with the Original Form 10-K, the “Form 10-K”) is to add this Explanatory Note disclosing that, as previously disclosed in the Company’s Current Report on Form 8-K as filed with the SEC on April 29, 2020 (the “Form 8-K”), the Company relied on the relief provided by the SEC’s March 4, 2020 Order (Release No. 34-88318), as modified on March 25, 2020 (Release No. 34-88465) (collectively, the “Order”), in filing information required in Part III of Form 10-K in Amendment No. 1. The SEC Order provides conditional relief to public companies that are unable to timely comply with their filing obligations as a result of the novel coronavirus (“COVID-19”) outbreak by extending, subject to the conditions of the SEC Order, the filing deadline by up to 45 days for certain Exchange Act reports due on or before July 1, 2020.

As described in the Form 8-K, due to a stay at home order in place for Illinois residents, the Company implemented work from home policies for all non-production employees to protect its employees and their families from potential virus transmission among co-workers. Outside service providers involved with the Company’s Form 10-K/A process implemented similar work from home policies. Increased difficulty accessing documents, information and materials and other priorities including school closures, illness, responsibility for elders and other issues related stay at home orders and COVID-19 have negatively impacted key personnel involved in the Company’s process and the Company’s ability to complete and file Amendment No. 1.

As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), this Amendment includes as exhibits the certifications required of our principal executive officer and principal financial officer under Section 302 of the Sarbanes-Oxley Act of 2002. We have included Part IV, Item 15 in this Amendment to reflect the filing of these exhibits with this Amendment No. 2. We are not including certifications under Section 906 of the Sarbanes-Oxley Act of 2002, as no financial statements are being filed with this Amendment.

The Form 10-K continues to speak as of the date of the Original Filing. Except as described above and except that we have updated the number of outstanding shares of our common stock on the cover page of this report, this Amendment does not amend or modify any other information set forth in the Form 10-K and we have not updated or modified disclosures included therein to reflect any events which occurred subsequent to the filing of the Form 10-K. Accordingly, this Amendment should be read in conjunction with the Original Form 10-K and Amendment No. 1 and with our other filings made with the SEC subsequent to the filing of the Original Form 10-K.

2

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

3.	Exhibits.

No.	Description	Form	Period Ending	Exhibit	Filing Date

3.1	Amended and Restated Bylaws.	10-K	12/31/2017	3.1	3/30/2018

3.2	Articles of Incorporation, as amended and currently in effect	10-K	12/31/2013	3.2	4/2/2014

10.1	Stock Purchase Agreement dated October 1, 1999 by and among Danone Foods, Inc., Lifeway Foods, Inc., Michael Smolyansky and certain other parties	8-K	0	10.1	10/12/1999

10.2	Stockholders’ Agreement dated October 1, 1999 by and among Danone Foods, Inc., Lifeway Foods, Inc., Michael Smolyansky and certain other parties	8-K	0	10.11	10/12/1999

10.3	Letter Agreement dated December 24, 1999	8-K	0	10.12	1/12/2000

10.4	Employment Agreement, dated September 12, 2002, between Lifeway Foods, Inc. and Julie Smolyansky +	10-QSB/A No. 2	9/30/2002	10.14	4/30/2003

10.5	Consulting Agreement by and between the Company and Ludmila Smolyansky, dated as of March 8, 2016 +	10-K	12/31/2015	10.23	3/16/2016

10.6	Endorsement Agreement by and between the Company and Ludmila Smolyansky, dated as of March 14, 2016	10-K	12/31/2015	10.24	3/16/2016

10.7	Amended and Restated Loan and Security Agreement dated as of May 7, 2018 among Lifeway Foods, Inc., Fresh Made, Inc., The Lifeway Kefir Shop, LLC, Lifeway Wisconsin, Inc., and CIBC Bank USA, as Lender.	8-K		10.1	5/11/2018

10.8	Employment Agreement by and between the Company and Amy Feldman, dated as of October 29, 2018 +	8-K		10.1	11/1/2018

10.9	Employment Agreement by and between the Company and Eric Hanson, dated as of January 18, 2019 +				1/23/2019

3

10.10	First Modification to Amended and Restated Loan and Security Agreement dated as of April 10, 2019 among Lifeway Foods, Inc., Fresh Made, Inc., The Lifeway Kefir Shop, LLC, Lifeway Wisconsin, Inc., and CIBC Bank USA, as Lender.	10-K	12/31/18	10.1	4/15/2019

10.11	Second Modification to Amended and Restated Loan and Security Agreement, effective as of December 10, 2019 by and among Lifeway Foods, Inc., Fresh Made, Inc., The Lifeway Kefir Shop, LLC, Lifeway Wisconsin, Inc., and CIBC Bank USA, as Lender.	8-K		10.1	12/10/2019

10.12	Lifeway Foods, Inc. 2015 Omnibus Incentive Plan +	8-K		10.2	12/18/15

10.13	Form of Notice of Restricted Stock Unit Award +	8-K		10.3	12/18/15

10.14	Form of Notice of Performance Unit Award +	8-K		10.4	12/18/15

10.15	Form of Notice of Restricted Stock Award +	8-K		10.5	12/18/15

10.16	Form of Notice of Non-Qualified Stock Option Award +	8-K		10.6	12/18/15

14	Code of Conduct and Ethics	10-K	12/31/13	14	4/2/2014

21	List of Subsidiaries of the Registrant	10-K	12/31/19	21	4/14/20

23.1	Consent of Mayer Hoffman McCann P.C.	10-K	12/31/19	23.1	4/14/20

31.1	Rule 13a-14(a)/15d-14(a) Certification of Julie Smolyansky	10-K	12/31/19	31.1	4/14/20

31.2	Rule 13a-14(a)/15d-14(a) Certification of Eric Hanson	10-K	12/31/19	31.2	4/14/20

31.3	Rule 13a-14(a)/15d-14(a) Certification of Julie Smolyansky	10-K/A No. 1	12/31/19	31.3	6/15/20

31.4	Rule 13a-14(a)/15d-14(a) Certification of Eric Hanson	10-K/A No. 1	12/31/19	31.4	6/15/20

31.5	Rule 13a-14(a)/15d-14(a) Certification of Julie Smolyansky	Filed herewith

31.6	Rule 13a-14(a)/15d-14(a) Certification of Eric Hanson	Filed herewith

32.1	Section 1350 Certification of Julie Smolyansky*	10-K	12/31/19	32.1	4/14/20

32.2	Section 1350 Certification of Eric Hanson*	10-K	12/31/19	32.1	4/14/20

99.1	Press release dated April 14, 2020 reporting the Company’s financial results for year ended December 31, 2019.	10-K	12/31/19	99.1	4/14/20

101	Interactive Data Files

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

4

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this this Amendment No. 2 to its Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

LIFEWAY FOODS, INC.

Date: August 7, 2020	By:	/s/ Julie Smolyansky
Julie Smolyansky
Chief Executive Officer, President, and Director

5