Form 10-Q/A
period 2020-03-31
Lifeway Foods, Inc.
filed 2020-08-10
CIK 814586

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q/A

(Amendment No. 1)

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

Number of shares of Common Stock, no par value, outstanding as of July 23, 2020: 15,604,480

EXPLANTORY NOTE

The sole purpose of this Amendment No. 1 (the “Amendment”) to the Quarterly Report on Form 10-Q of Lifeway Foods, Inc. (the “Company”) for the fiscal quarter ended March 31, 2020 filed with the Securities and Exchange Commission (the “SEC”) on June 26, 2020 (the “Original Form 10-Q”) is to add this Explanatory Note disclosing that, as previously disclosed in the Company’s Current Report on Form 8-K as filed with the SEC on May 15, 2020 (the “Form 8-K”), the Company relied on the relief provided by the SEC’s March 4, 2020 Order (Release No. 34-88318), as modified on March 25, 2020 (Release No. 34-88465) (collectively, the “Order”), in connection with the filing of the Original Form 10-Q. The SEC Order provides conditional relief to public companies that are unable to timely comply with their filing obligations as a result of the novel coronavirus (“COVID-19”) outbreak by extending, subject to the conditions of the SEC Order, the filing deadline by up to 45 days for certain Exchange Act reports due on or before July 1, 2020.

As described in the Form 8-K, due to a stay at home order in place for Illinois residents the Company implemented work from home policies for all non-production employees to protect its employees and their families from potential virus transmission among co-workers. Outside service providers involved with the Company’s Original Form 10-Q process have implemented similar work from home policies. Increased difficulty accessing documents, information and materials and other priorities including school closures, illness, responsibility for elders and other issues related stay at home orders and COVID-19 have negatively impacted key personnel involved in the Company’s Original Form 10-Q process and the Company’s ability to complete and file the Original Form 10-Q.

As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), this Amendment includes as exhibits the certifications required of our principal executive officer and principal financial officer under Section 302 of the Sarbanes-Oxley Act of 2002. We have included Part II, Item 6 in this Amendment to reflect the filing of these exhibits with this Amendment. We are not including certifications under Section 906 of the Sarbanes-Oxley Act of 2002, as no financial statements are being filed with this Amendment.

The Original Filing continues to speak as of the date of the Original Filing. Except as described above and except that we have updated the number of outstanding shares of our common stock on the cover page of this report, this Amendment does not amend or modify any other information set forth in the Original Form 10-Q and we have not updated or modified disclosures included therein to reflect any events which occurred subsequent to the filing of the Original Filing. Accordingly, this Amendment should be read in conjunction with the Original Form 10-Q and with our other filings made with the SEC subsequent to the filing of the Original Form 10-Q.

1

ITEM 6. EXHIBITS.

No.	Description	Form	Period Ending	Exhibit	Filing Date
31.1	Rule 13a-14(a)/15d-14(a) Certification of Julie Smolyansky	10-Q	3/31/20	31.1	6/26/20

31.2	Rule 13a-14(a)/15d-14(a) Certification of Eric Hanson	10-Q	3/31/20	31.1	6/26/20

31.3	Rule 13a-14(a)/15d-14(a) Certification of Julie Smolyansky	Filed herewith

31.4	Rule 13a-14(a)/15d-14(a) Certification of Eric Hanson	Filed herewith

32.1	Section 1350 Certification of Julie Smolyansky*	10-Q	3/31/20	32.1	6/26/20

32.1	Section 1350 Certification of Eric Hanson*	10-Q	3/31/20	32.2	6/26/20

99.1	Press release dated June 26, 2020 reporting Lifeway’s financial results for the three months ended March 31, 2020*	10-Q	3/31/20	99.1	6/26/20

101	Interactive Data Files*	10-Q	3/31/20	99.1	6/26/20

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

2

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to quarterly report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

LIFEWAY FOODS, INC.

Date: August 7, 2020	By:	/s/ Julie Smolyansky
Julie Smolyansky
Chief Executive Officer, President, and Director
(Principal Executive Officer)

3