Form 10-Q
period 2020-06-30
Lifeway Foods, Inc.
filed 2020-08-13
CIK 814586

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒       QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2020

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

Number of shares of Common Stock, no par value, outstanding as of August 03, 2020: 15,604,480

i

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

LIFEWAY FOODS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

June 30, 2020 and December 31, 2019

(In thousands)

	June 30, 2020 (Unaudited)	December 31, 2019
Current assets
Cash and cash equivalents	$4,619	$3,836
Accounts receivable, net of allowance for doubtful accounts and discounts and allowances of $1,300 and $1,100 at June 30, 2020 and December 31, 2019 respectively	7,737	6,692
Inventories, net	6,653	6,392
Prepaid expenses and other current assets	1,086	1,598
Refundable income taxes	615	681
Total current assets	20,710	19,199

Property, plant and equipment, net	21,394	22,274
Operating lease right-of-use asset	431	738

Intangible assets
Goodwill and indefinite-lived intangibles	12,824	12,824
Other intangible assets, net	74	152
Total intangible assets	12,898	12,976

Other assets	1,800	1,800
Total assets	$57,233	$56,987

Current liabilities
Accounts payable	$5,108	$5,282
Accrued expenses	3,066	4,087
Line of credit – current	2,757	–
Accrued income taxes	92	154
Total current liabilities	11,023	9,523
Line of credit	–	2,745
Operating lease liabilities	239	488
Deferred income taxes, net	1,292	922
Other long-term liabilities	42	58
Total liabilities	12,596	13,736

Commitments and contingencies

Stockholders' equity
Preferred stock, no par value; 2,500 shares authorized; no shares issued or outstanding at June 30, 2020 and December 31, 2019	–	–
Common stock, no par value; 40,000 shares authorized; 17,274 shares issued; 15,592 and 15,710 outstanding at June 30, 2020 and December 31, 2019, respectively	6,509	6,509
Paid-in capital	2,587	2,380
Treasury stock, at cost	(12,548)	(12,601)
Retained earnings	48,089	46,963
Total stockholders' equity	44,637	43,251

Total liabilities and stockholders' equity	$57,233	$56,987

See accompanying notes to consolidated financial statements

LIFEWAY FOODS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

For the three and six months ended June 30, 2020 and 2019

(Unaudited)

(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

Net sales	$25,014	$23,153	$50,402	$47,768

Cost of goods sold	17,279	16,843	35,903	34,410
Depreciation expense	807	747	1,574	1,492
Total cost of goods sold	18,086	17,590	37,477	35,902

Gross profit	6,928	5,563	12,925	11,866

Selling expenses	2,720	2,691	5,295	5,830
General and administrative	2,731	2,898	5,876	6,390
Amortization expense	39	40	78	113
Total operating expenses	5,490	5,629	11,249	12,333

Income (loss) from operations	1,438	(66)	1,676	(467)

Other income (expense):
Interest expense	(30)	(68)	(69)	(137)
Gain on investments	4	–	4	–
(Loss) gain on sale of property and equipment	(33)	4	(28)	29
Other income, net	5	2	2	5
Total other income (expense)	(54)	(62)	(91)	(103)

Income (loss) before provision for income taxes	1,384	(128)	1,585	(570)

Provision (benefit) for income taxes	404	13	459	(41)

Net income (loss)	$980	$(141)	$1,126	$(529)

Earnings (loss) per common share:
Basic	$0.06	$(0.01)	$0.07	$(0.03)
Diluted	$0.06	$(0.01)	$0.07	$(0.03)

Weighted average common shares:
Basic	15,560	15,775	15,591	15,771
Diluted	15,586	15,775	15,607	15,771

See accompanying notes to consolidated financial statements

LIFEWAY FOODS, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

(Unaudited)

(In thousands)

	Common Stock
	Issued		In treasury		Paid-In	Retained	Total
	Shares	$	Shares	$	Capital	Earnings	Equity

Balance, January 1, 2019	17,274	$6,509	(1,460)	$(12,970)	$2,303	$46,563	$42,405

Cumulative impact of change in accounting principles, net of tax	–	–	–	–	–	(53)	(53)

Issuance of common stock in connection with stock-based compensation	–	–	41	351	142	–	493

Treasury stock purchased	–	–	(82)	(205)	–	–	(205)

Stock-based compensation	–	–	–	–	218	–	218

Net loss	–	–	–	–	–	(388)	(388)

Balance, March 31, 2019	17,274	$6,509	(1,501)	$(12,824)	$2,663	$46,122	$42,470

Issuance of common stock in connection with stock-based compensation	–	–	62	527	(548)	–	(21)

Treasury stock purchased	–	–	(74)	(180)	–	–	(180)

Stock-based compensation	–	–	–	–	115	–	115

Net loss	–	–	–	–	–	(141)	(141)

Balance, June 30, 2019	17,274	$6,509	(1,513)	$(12,477)	$2,230	$45,981	$42,243

LIFEWAY FOODS, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity (continued)

(Unaudited)

(In thousands)

	Common Stock
	Issued		In treasury		Paid-In	Retained	Total
	Shares	$	Shares	$	Capital	Earnings	Equity

Balance, January 1, 2020	17,274	$6,509	(1,564)	$(12,601)	$2,380	$46,963	$43,251

Issuance of common stock in connection with stock-based compensation	–	–	27	210	306	–	516

Treasury stock purchased	–	–	(179)	(405)	–	–	(405)

Stock-based compensation	–	–	–	–	62	–	62

Net income	–	–	–	–	–	146	146

Balance, March 31, 2020	17,274	$6,509	(1,716)	$(12,796)	$2,748	$47,109	$43,570

Issuance of common stock in connection with stock-based compensation	–	–	34	248	(270)	–	(22)

Stock-based compensation	–	–	–	–	109	–	109

Net income	–	–	–	–	–	980	980

Balance, June 30, 2020	17,274	$6,509	(1,682)	$(12,548)	$2,587	$48,089	$44,637

See accompanying notes to consolidated financial statements

LIFEWAY FOODS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities:
Net income (loss)	$1,126	$(529)
Adjustments to reconcile net income (loss) to operating cash flow:
Depreciation and amortization	1,652	1,605
Non-cash interest expense	12	12
Non-cash rent expense	(38)	–
Bad debt expense	(4)	3
Deferred revenue	(48)	(48)
Stock-based compensation	232	535
Deferred income taxes	369	–
Loss (gain) on sale of property and equipment	28	(29)
Reserve for inventory obsolescence	–	210
(Increase) decrease in operating assets:
Accounts receivable	(1,041)	(1,297)
Inventories	(262)	(1,235)
Refundable income taxes	65	1,470
Prepaid expenses and other current assets	502	(308)
Increase (decrease) in operating liabilities:
Accounts payable	(172)	888
Accrued expenses	(448)	774
Accrued income taxes	(62)	(43)
Net cash provided by operating activities	1,911	2,008

Cash flows from investing activities:
Purchases of property and equipment	(728)	(290)
Proceeds from sale of property and equipment	5	36
Purchase of investments	–	(15)
Net cash used in investing activities	(723)	(269)

Cash flows from financing activities:
Purchase of treasury stock	(405)	(385)
Repayment of line of credit	–	(1,330)
Net cash used in financing activities	(405)	(1,715)

Net increase in cash and cash equivalents	783	24

Cash and cash equivalents at the beginning of the period	3,836	2,998

Cash and cash equivalents at the end of the period	$4,619	$3,022

Supplemental cash flow information:
Cash paid for income taxes, net of (refunds)	$82	$(1,469)
Cash paid for interest	$61	$149

Non-cash investing activities
Right-of-use assets recognized at ASU 2016-02 transition	$–	$944
Operating lease liability recognized at ASU 2016-02 transition	$–	$997
Increase (decrease) in right-of-use assets and operating lease liabilities recognized after ASU 2016-02 transition	$(58)	$280

Non-cash financing activities
Issuance of common stock under equity incentive plans	$522	$–

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

Advertising and promotional costs

Lifeway expenses advertising costs as incurred. For the six months ended June 30, 2020 and 2019 total advertising expenses were $1,320 and $1,864, respectively. For the three months ended June 30, 2020 and 2019 total advertising expenses were $784 and $776, respectively.

Recent accounting pronouncements

Issued but not yet effective

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

Note 3 – Inventories, net

Inventories consisted of the following:

	June 30, 2020	December 31, 2019
Ingredients	$1,920	$1,942
Packaging	2,523	2,230
Finished goods	2,210	2,220
Total inventories	$6,653	$6,392

Note 4 – Property, Plant and Equipment, net

Property, plant and equipment consisted of the following:

	June 30, 2020	December 31, 2019
Land	$1,565	$1,565
Buildings and improvements	17,584	17,332
Machinery and equipment	30,911	30,670
Vehicles	778	778
Office equipment	849	851
Construction in process	254	362
	51,941	51,558
Less accumulated depreciation	(30,547)	(29,284)
Total property, plant and equipment, net	$21,394	$22,274

Note 5 – Goodwill and Intangible Assets

Goodwill and indefinite-lived intangible assets consisted of the following:

	June 30, 2020	December 31, 2019
Gross goodwill	$10,368	$10,368
Accumulated impairment losses	(1,244)	(1,244)
Goodwill	9,124	9,124
Brand names	3,700	3,700
Goodwill and indefinite-lived intangible assets	$12,824	$12,824

Finite-lived Intangible Assets

Other intangible assets, net consisted of the following:

	June 30, 2020	December 31, 2019
Recipes	$44	$44
Customer lists and other customer related intangibles	4,529	4,529
Customer relationship	985	985
Trade names	2,248	2,248
Formula	438	438
	8,244	8,244
Accumulated amortization	(8,170)	(8,092)
Other intangible assets, net	$74	$152

Note 6 – Accrued Expenses

Accrued expenses consisted of the following:

	June 30, 2020	December 31, 2019
Payroll and incentive compensation	$2,221	$3,009
Current portion of operating lease liabilities	190	285
Real estate taxes	354	398
Other	301	395
Total accrued expenses	$3,066	$4,087

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

As of June 30, 2020, we had $2,757 net of $20 of unamortized deferred financing costs, outstanding under the Revolving Credit Facility. We had approximately $6,223 available under the Borrowing Base for future borrowings as of June 30, 2020.

As amended, all outstanding amounts under the Loans bear interest, based on a level of the Senior Debt to EBITDA ratio, at Lifeway’s election, at either the lender Base Rate (the greater of either the Federal Funds Rate plus 0.0% to 0.5%, or the Prime Rate) or the LIBOR plus 2.25% to 3.00%, payable monthly in arrears. Lifeway is also required to pay a quarterly unused line fee of 0.25% and, in conjunction with the issuance of any letters of credit, a letter of credit fee. Lifeway’s interest rate on debt outstanding under our Revolving Credit Facility as of June 30, 2020 was 2.43%.

The commitment under the Revolving Credit Facility matures May 7, 2021. The Revolving Credit Facility is presented as a short-term debt obligation as of June 30, 2020. The Company intends to execute a new credit facility prior to the maturity date of its existing revolving credit facility. The Loans and all other amounts due and owed under the Revolving Credit Facility and related documents are secured by substantially all of our assets.

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

We were in compliance with the fixed charge coverage ratio covenant at June 30, 2020.

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

We do not record leases with an initial term of 12 months or less on the balance sheet. Expense for these short-term leases is recorded on a straight-line basis over the lease term. Total lease expense was $311 and $365 (including short term leases) for the six months ended June 30, 2020 and 2019, respectively. Total lease expense was $132 and $194 (including short term leases) for the three months ended June 30, 2020 and 2019, respectively.

Lifeway treats contracts as a lease when the contract conveys the right to use a physically distinct asset for a period of time in exchange for consideration, we direct the use of the asset and obtain substantially all the economic benefits of the asset.

Right-of-use assets and lease liabilities are measured and recognized based on the present value of the future minimum lease payments over the lease term at the commencement date. We have elected the practical expedient to combine lease and non-lease components into a single component for all of our leases. For many of our leases such as real estate leases, we are unable to determine an implicit rate; therefore, we use our incremental borrowing rate based on the information available at the commencement date in determining the present value of future payments for those leases. We include options to extend or terminate the lease in the measurement of the right-of-use asset and lease liability when it is reasonably certain that we will exercise such options. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term.

Future maturities of lease liabilities were as follows

Year	Operating Leases
Six months ended December 31, 2020	$109
2021	189
2022	145
2023	16
Thereafter	2
Total lease payments	461
Less: Interest	(32)
Present value of lease liabilities	$429

The weighted-average remaining lease term for our operating leases was 2.24 years as of June 30, 2020. The weighted average discount rate of our operating leases was 5.75% as of June 30, 2020. Cash paid for amounts included in the measurement of lease liabilities was $272 and $292 the six months ended June 30, 2020 and 2019, respectively. Cash paid for amounts included in the measurement of lease liabilities was $130 and $145 for the three months ended June 30, 2020 and 2019, respectively.

Note 9 – Commitments and contingencies

Litigation

Lifeway is engaged in various legal actions, claims, audits, and proceedings arising in the normal course of business, including commercial disputes, product liabilities, intellectual property matters and employment-related matters resulting from our business activities.

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

Note 10 – Income taxes

For each interim period, Lifeway estimates the effective tax rate expected to be applicable for the full year and applies that rate to income before provision for income taxes for the period. The effective tax rate for the six months ended June 30, 2020 was 29.0% compared to (7.2%) for the six months ended June 30, 2019. The effective tax rate for the three months ended June 30, 2020 was 29.8% compared to 9.9% for the three months ended June 30, 2019. The change in the Company's effective tax rate for the three and six months ended June 30, 2020 compared to 2019 is primarily the result of a change in the amount of valuation allowance recorded against certain deferred tax assets and an increase in the amount of non-deductible executive compensation, partially offset by a benefit recognized in 2020 due to the enactment of the “Coronavirus Aid, Relief, and Economic Security Act” (the CARES Act). Our effective tax rate may change from period to period based on recurring and non-recurring factors including the relative mix of pre-tax earnings (or losses), the underlying income tax rates applicable to various state and local taxing jurisdictions, enacted tax legislation, settlement of tax audits, the impact of non-deductible items, changes in valuation allowances, and the expiration of the statute of limitations in relation to unrecognized tax benefits. We record discrete income tax items such as enacted tax rate changes and completed tax audits in the period in which they occur.

On March 27, 2020, the “Coronavirus Aid, Relief, and Economic Security Act” (the CARES Act) was enacted. The CARES act features several tax provisions and other measures that assist businesses impacted by the economic effects of the COVID-19 pandemic. The significant tax provisions include an increase in the limitation of the tax deduction for interest expense from 30% to 50% of adjusted earnings in 2019 and 2020, a five-year carryback allowance for net operating losses generated in tax years 2018-2020, increased charitable contribution limitations to 25% of taxable income in 2020, and a retroactive technical correction to the 2017 Tax Cuts and Jobs Act that makes qualified improvement property placed in service after December 31, 2017 eligible for bonus depreciation. The Company has recorded a $245 income tax benefit related to the net operating loss carryback provisions of the CARES Act for the six months ended June 30, 2020.

Unrecognized tax benefits were $92 and $63 at June 30, 2020 and 2019, respectively. The Company believes that an adequate provision has been made for any adjustments that may result from tax examinations. However, the outcome of tax audits cannot be predicted with certainty. If a tax audit is resolved in a manner inconsistent with its expectations, the Company could be required to adjust its provision for income taxes in the period such resolution occurs. We do not expect material changes to our unrecognized tax benefits during the next twelve months.

Note 11 – Stock-based and Other Compensation

In December 2015, Lifeway stockholders approved the 2015 Omnibus Incentive Plan, which authorized the issuance of an aggregate of 3.5 million shares to satisfy awards of stock options, stock appreciation rights, unrestricted stock, restricted stock, restricted stock units, performance shares and performance units to qualifying employees. Under the Plan, the Board or its Audit and Corporate Governance Committee approves stock awards to executive officers and certain senior executives, generally in the form of restricted stock or performance shares. The number of performance shares that participants may earn depends on the extent to which the corresponding performance goals have been achieved. Stock awards generally vest over a three-year performance or service period. At June 30, 2020, 3.317 million shares remain available under the Omnibus Incentive Plan. While we plan to continue to issue awards pursuant to the Plan at least annually, we may choose to suspend the issuance of new awards in the future and may grant additional awards at any time including issuing special grants of restricted stock, restricted stock units, and stock options to attract and retain new and existing executives.

Stock Options

The following table summarizes stock option activity during the six months ended June 30, 2020:

	Options	Weighted average exercise price	Weighted average remaining contractual life	Aggregate intrinsic value

Outstanding at December 31, 2019	41	$10.42	6.22	$–
Granted	–	–	–	–
Exercised	–	–	–	–
Forfeited	–	–	–	–
Outstanding at June 30, 2020	41	$10.42	5.72	$–
Exercisable at June 30, 2020	41	$10.42	–	$–

As of December 31, 2019, all outstanding options were vested and there was no remaining unearned compensation expense. For the six months and three months ended June 30, 2019, total pre-tax stock-based compensation expense recognized in the consolidated statements of operations was $0. For the six months and three months ended June 30, 2019, no tax-related benefits were recognized.

Restricted Stock Awards

A Restricted Stock Award (“RSA”) represents the right to receive one share of common stock in the future. RSAs have no exercise price. The grant date fair value of the awards is equal to our closing stock price on the grant date. The following table summarizes RSA activity during the six months ended June 30, 2020.

RSA’s

Outstanding at December 31, 2019	47
Granted	–
Shares issued upon vesting	–
Forfeited	(12)
Outstanding at June 30, 2020	35
Weighted average grant date fair value per share outstanding	$4.34

We expense RSA’s over the service period. For the six months ended June 30, 2020 and 2019 total pre-tax stock-based compensation expense recognized in the consolidated statements of operations was $23 and $52, respectively. For the six months ended June 30, 2020 and 2019 tax-related benefits of $6 and $14, respectively, were also recognized. For the three months ended June 30, 2020 and 2019 total pre-tax stock-based compensation expense recognized in the consolidated statements of operations was $18 and $27, respectively. For the three months ended June 30, 2020 and 2019 tax-related benefits of $5 and $7, respectively, were also recognized. As of June 30, 2020, the total remaining unearned compensation related to non-vested RSA’s was $44, which is expected to be amortized over the weighted-average remaining service period of 1.20 years.

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

2017 Plan

Under the 2017 Plan, collectively the participants had the opportunity to earn cash and equity-based incentive compensation in amounts ranging from $0 to $11,025 depending on Lifeway’s performance levels compared to the respective targets and the participants performance compared to their individual objectives. The equity portion of the incentive compensation is payable in restricted stock that vests one-third in each of the three years from the 2017 grant dates. For the six months ended June 30, 2020 and 2019, $49 and $180 was expensed under the 2017 Plan as stock-based compensation expense in the consolidated statements of operations, respectively. For the three months ended June 30, 2020 and 2019, $0 and $53 was expensed under the 2017 Plan as stock-based compensation expense in the consolidated statements of operations, respectively. As of March 31, 2020, there was no remaining expense under the 2017 plan.

2019 Plan

Under the 2019 Plan, collectively the participants can earn equity-based incentive compensation in amounts ranging from $0 to $1,776 depending on Lifeway’s performance levels compared to the respective targets. The equity-based incentive compensation is payable in restricted stock that vests 50% of unvested shares in year one, 50% of unvested shares in year two, and 100% of remaining unvested shares in year three from the 2019 grant date. For the six months ended June 30, 2020 and 2019, $89 and $68 was expensed under the 2019 Plan as stock-based compensation expense in the consolidated statements of operations, respectively. For the three months ended June 30, 2020 and 2019, $76 and $33 was expensed under the 2019 Retention Award as stock-based compensation expense in the consolidated statements of operations, respectively.

2019 Retention Award

During Q1 2019, we awarded a special retention grant (the “2019 Retention Award”) of restricted stock to certain senior executives and key employees (the “participants”). The equity-based incentive compensation is payable in restricted stock that vests one-third in March 2019, one-third in March 2020 and one-third in March 2021. For the six months ended June 30, 2020 and 2019, $58 and $211 was expensed under the 2020 Retention Award as stock-based compensation expense in the consolidated statements of operations, respectively. For the three months ended June 30, 2020 and 2019, $15 and $54 was expensed under the 2019 Retention Award as stock-based compensation expense in the consolidated statements of operations, respectively.

As of June 30, 2020, the total remaining unearned compensation related to the 2019 Retention Award was $44, of which $30 and $14 is expected to be recognized in 2020 and 2021, respectively, subject to vesting.

Retirement Benefits

Lifeway has a defined contribution plan which is available to substantially all full-time employees. Under the terms of the plan, we match employee contributions under a prescribed formula. For the six months ended June 30, 2020 and 2019 total contribution expense recognized in the consolidated statements of operations was $214 and $181, respectively. For the three months ended June 30, 2020 and 2019 total contribution expense recognized in the consolidated statements of operations was $96 and $85, respectively.

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

Net sales of products by category were as follows for the six months ended June 30:

	2020		2019
	$	%	$	%
Drinkable Kefir other than ProBugs	$40,003	79%	$36,613	77%
Cheese	6,514	13%	5,557	11%
Cream and other	1,432	3%	2,446	5%
ProBugs Kefir	1,317	3%	1,460	3%
Other dairy	808	1%	902	2%
Frozen Kefir (a)	328	1%	790	2%
Net Sales	$50,402	100%	$47,768	100%

(a)	Includes Lifeway Kefir Shop sales

Net sales of products by category were as follows for the three months ended June 30:

	2020		2019
	$	%	$	%
Drinkable Kefir other than ProBugs	$20,146	80%	$17,727	76%
Cheese	3,254	13%	2,706	12%
Cream and other	651	3%	1,145	5%
ProBugs Kefir	457	2%	697	3%
Other dairy	437	2%	423	2%
Frozen Kefir (a)	69	0%	455	2%
Net Sales	$25,014	100%	$23,153	100%

(a)	Includes Lifeway Kefir Shop sales

Significant Customers – Sales are predominately to companies in the retail food industry located within the United States. Two major customers accounted for approximately 21% and 22% of net sales for the six months ended June 30, 2020 and 2019, respectively. Two major customers accounted for approximately 21% and 22% of net sales for the three months ended June 30, 2020 and 2019, respectively.

Note 13 – Related Party Transactions

Lifeway obtains consulting services from the Chairperson of its board of directors. Fees earned by the Chairperson are included in general and administrative expenses in the accompanying consolidated statements of operations and were $500 during each of the six months ended June 30, 2020 and 2019. Fees earned are included in general and administrative expenses in the accompanying consolidated statements of operations and were $250 during each of the three months ended June 30, 2020 and 2019.

Lifeway is also a party to a royalty agreement with the Chairperson of its board of directors under which we pay the Chairperson a royalty based on the sale of certain Lifeway products, not to exceed $50 in any fiscal month. Royalties earned by the Chairperson are included in selling expenses in the accompanying consolidated statements of operations and were $300 and $298 during the six months ended June 30, 2020 and 2019, respectively. Royalties earned are included in selling expenses in the accompanying consolidated statements of operations and were $150 and $148 during the three months ended June 30, 2020 and 2019.

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

Recent Developments

COVID-19 Pandemic Impact

In December 2019, a novel coronavirus disease ("COVID-19") was first reported and subsequently characterized by the World Health Organization ("WHO") as a pandemic in March 2020. In an effort to reduce the global transmission of COVID-19, various policies and initiatives have been implemented by governments around the world, including orders to close businesses not deemed "essential", shelter-in-place orders enacted by state and local governments, and the practice of social distancing measures when engaging in essential activities. Lifeway has seen increased orders from retail customers in response to increased consumer demand for food at home in response to government mandated social distancing and shelter in place orders in the United States and the immune boosting quality of our products.

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

During the first quarter of 2020, Management, anticipating the spread of COVID-19 and its effects, implemented a plan to mitigate effects of COVID-19 on supply and transportation of materials used to make and package our products, staffing, and transportation of our products to customers. Management’s proactive planning allowed the Company to avoid disruption to its manufacturing facilities and production, transportation, and sales and to meet the increased demand without delay. The Company has full production capacity available at all locations at this time and does not anticipate manufacturing or staffing disruptions in the near term.

Results of Operations

Three Months Ended June 30, 2020 Compared to Three Months Ended June 30, 2019

	June 30,			Change
	2020	2019		$	%
Net sales	$25,014	$23,153		$1,861	8.0%

Cost of goods sold	$17,279	$16,843		$(436)
Depreciation expense	807	747		(60)
Total cost of goods sold	$18,086	$17,590		$(496)	(2.8%	)

Gross profit	$6,928	$5,563		$1,365	24.5%
Gross Profit % to net sales	27.7%	24.0%

Selling expenses	$2,720	$2,691		$(29)	(1.1%	)
Selling expenses % to net sales	10.9%	11.6%

General and administrative expenses	$2,731	$2,898		$167	5.8%
General and administrative % to net sales	10.9%	12.5%

Amortization expense	$39	$40		$1	2.5%

Total operating expenses	$5,490	$5,629		$139	2.5%
Total operating expense % to net sales	21.9%	24.3%
Income (loss) from operations	$1,438	$(66)		$1,504	(2,278.8%	)
Income (loss) from operations % to net sales	5.7%	(0.3%	)

Net Sales

Net sales finished at $25,014 for the three-month period ended June 30, 2020, an increase of $1,861 or 8.0% versus prior year. The net sales increase was primarily driven by higher volumes of our branded drinkable kefir, partially offset by lower cream revenues associated with a decline in the market price of butter fat.

Gross Profit

Gross profit as a percentage of net sales was 27.7% during the three-month period ended June 30, 2020. Gross profit percentage was 24.0% in the prior year. The increase versus the prior year was primarily due to the impact of favorable milk pricing, partially offset by an increase in salaries associated with hourly commitment award wage premiums implemented during 2020 due to COVID-19. Additionally, depreciation expense increased reflecting our continued investment in manufacturing improvements.

Selling Expenses

Selling expenses increased by $29 or 1.1% to $2,720 during the three-month period ended June 30, 2020 from $2,691 during the same period in 2019. Selling expenses as a percentage of net sales were 10.9% during the three-month period ended June 30, 2020 compared to 11.6% for the same period in 2019.

General and Administrative Expenses

General and administrative expenses decreased $167 or 5.8% to $2,731 during the three-month period ended June 30, 2020 from $2,898 during the same period in 2019. The decrease is primarily a result of lower incentive compensation, partially offset by increased professional fees.

Provision for Income Taxes

The provision for income taxes includes federal, state and local income taxes. The provision for income taxes was $404 during the three months ended June 30, 2020, compared $13 during the same period in 2019.

Our effective income tax rate for the three months ended June 30, 2020 was 29.8% compared to 9.9% in the same period last year. The increase in effective tax rate is primarily due to the recognition of a valuation allowance recorded for the quarter ended June 30, 2019, which decreased the tax benefit associated with our pre-tax book loss for the quarter. The valuation allowance was previously released in 2019 and a valuation allowance was not required for the three months ended June 30, 2020. The Company consistently reflects non-deductible officer compensation expense, non-deductible compensation expense related to equity incentive awards and separate state tax rates from year to year. Although similar items were reflected in 2019, the percentage effect is different due to the difference in pre-tax income in 2020 compared to the pre-tax loss in 2019.

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

Income taxes are discussed in Note 10 in the Notes to the Consolidated Financial Statements.

Six Months Ended June 30, 2020 Compared to Six Months Ended June 30, 2019

	June 30,			Change
	2020	2019		$	%
Net sales	$50,402	$47,768		$2,634	5.5%

Cost of goods sold	$35,903	$34,410		$(1,493)
Depreciation expense	1,574	1,492		(82)
Total cost of goods sold	$37,477	$35,902		$(1,575)	(4.4%	)

Gross profit	$12,925	$11,866		$1,058	8.9%
Gross Profit % to net sales	25.6%	24.8%

Selling expenses	$5,295	$5,830		$535	9.2%
Selling expenses % to net sales	10.5%	12.2%

General & administrative expenses	$5,876	$6,390		$514	8.0%
General & administrative % to net sales	11.7%	13.4%

Amortization expense	$78	$113		$35	31.0%

Total operating expenses	$11,249	$12,333		$1,084	8.8%
Total operating expense % to net sales	22.3%	25.8%
Income (loss) from operations	$1,676	$(467)		$2,143	(458.9%	)
Income (loss) income from operations % to net sales	3.3%	(1.0%	)

Net Sales

Net sales finished at $50,402 for the six-month period ended June 30, 2020, an increase of $2,634 or 5.5% versus prior year. The net sales increase was primarily driven by higher volumes of our branded drinkable kefir, partially offset by lower cream revenues associated with a decline in the market price of butter fat.

Gross Profit

Gross profit as a percentage of net sales increased to 25.6% during the six-month period ended June 30, 2020 from 24.8% during the same period in 2019. The increase versus the prior year was primarily due to the impact of favorable milk pricing, and to a lesser extent favorable freight costs, partially offset by an increase in salaries associated with hourly commitment award wage premiums implemented during 2020 due to COVID-19. Additionally, depreciation expense increased reflecting our continued investment in manufacturing improvements.

Selling Expenses

Selling expenses decreased by $535 or 9.2% to $5,295 during the six-month period ended June 30, 2020 from $5,830 during the same period in 2019. The decrease versus prior year primarily reflects a reduction in advertising and marketing expense, such as trade shows and other marketing events which were postponed due to COVID-19 and the lower planned spending on in-store demonstrations in 2020 compared to 2019. Selling expenses as a percentage of net sales were 10.5% during the six-month period ended June 30, 2020 compared to 12.2% for the same period in 2019.

General and Administrative Expenses

General and administrative expenses decreased $514 or 8.0% to $5,876 during the six-month period ended June 30, 2020 from $6,390 during the same period in 2019. The decrease is primarily a result of lower compensation expense due to organizational changes made in 2019 and lower incentive compensation, partially offset by increased professional fee expense.

Provision for Income Taxes

The provision for income taxes includes federal, state and local income taxes. The provision for income taxes was $459 during the six months ended June 30, 2020, compared to a benefit for income taxes of $41 during the same period in 2019.

Our effective income tax rate for the six months ended June 30, 2020 was 29.0% compared to (7.2%) in the same period last year. The increase in effective tax rate is primarily the result of a change in the amount of valuation allowance recorded against certain deferred tax assets and an increase in the amount of non-deductible executive compensation, partially offset by a benefit recognized in 2020 due to the enactment of the “Coronavirus Aid, Relief, and Economic Security Act” (the CARES Act). The Company consistently reflects non-deductible officer compensation expense, non-deductible compensation expense related to equity incentive awards and separate state tax rates from year to year. Although similar items were reflected in 2019, the percentage effect is substantially different due to the difference in pre-tax income in 2020 compared to the pre-tax loss in 2019.

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

Sources and Uses of Cash

Lifeway had a net increase in cash and cash equivalents of $783 during the six-month period ended June 30, 2020 compared to a net increase in cash and cash equivalents of $24 in the same period in 2019. The drivers of the year over year change are as follows:

Net cash provided by operating activities was $1,911 during the six-month period ended June 30, 2020 compared to net cash provided by operating activities of $2,008 in the same period in 2019. The decrease in cash provided by operating activities is primarily due to $1,470 of income tax refunds received in 2019, offset by the increase in cash generated through higher revenues and reduced expenses in 2020.

Net cash used in investing activities was $723 during the six-month period ended June 30, 2020 compared to net cash used in investing activities of $269 in the same period in 2019. The higher level of net cash used in investing activities in 2020 reflects higher capital spending. Capital spending was $728 during the six-month period ended June 30, 2020 compared to $290 in 2019. Our capital spending is focused in three core areas: growth, cost reduction, and facility improvements. Growth capital spending supports new product innovation and enhancements. Cost reduction and facility improvements support manufacturing efficiency, safety and productivity.

Net cash used in financing activities was $405 during the six-month period ended June 30, 2020 compared to net cash used in financing activities of $1,715 in the same period in 2019. We utilized proceeds from our federal and state income tax refunds to repay $1,330 on our revolving line of credit during the first quarter of 2019. There have been no borrowings or repayments on our revolving line of credit during 2020.

On November 1, 2017, Lifeway’s Board approved an increase in the aggregate amount under our previously announced 2015 stock repurchase program (the “2017 Repurchase Plan Amendment”), by adding to (i.e., exclusive of the shares previously authorized under the 2015 stock repurchase program) the authorization the lesser of $5,185 or 625 shares. We repurchased 178 shares of common stock at a cost of $405 during the six-month period ended June 30, 2020 under the 2017 Repurchase Plan Amendment. We repurchased 156 shares of common stock at a cost of $385 during the six-month period ended June 30, 2019 under the 2017 Repurchase Plan Amendment. As of June 30, 2020, there were no shares of common stock that remained available to be purchased under the 2017 Repurchase Plan Amendment. We intend to hold repurchased shares in treasury for general corporate purposes, including issuances under our 2015 Omnibus Incentive Plan. Treasury shares are accounted for using the cost method.

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

As of June 30, 2020, we had $2,757 net of $20 of unamortized deferred financing costs, outstanding under the Revolving Credit Facility. We had approximately $6,223 available under the Borrowing Base for future borrowings as of June 30, 2020. The commitment under the Revolving Credit Facility matures May 7, 2021. The Revolving Credit Facility is presented as a short-term debt obligation as of June 30, 2020. The Company intends to execute a new credit facility prior to the maturity date of its existing revolving credit facility.

We are in compliance with all applicable financial debt covenants as of June 30, 2020. See Note 7 to our Consolidated Financial Statements for additional information regarding our indebtedness and related agreements.

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with U.S. generally accepted accounting principles and the Company’s discussion and analysis of its financial condition and operating results require the Company’s management to make judgments, assumptions and estimates that affect the amounts reported. Management bases its estimates on historical experience and on various other assumptions it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates, and such differences may be material.

Note 2, “Summary of Significant Accounting Policies” in Part I, Item 1 of this Form 10-Q and in the Notes to Consolidated Financial Statements in Part II, Item 8 of the 2019 Form 10-K, and “Critical Accounting Policies and Estimates” in Part II, Item 7 of the 2019 Form 10-K describe the significant accounting policies and methods used in the preparation of the Company’s condensed consolidated financial statements. There have been no material changes to the Company’s critical accounting policies and estimates since the 2019 Form 10-K.

New Accounting Pronouncements

Please refer to Note 2 to the accompanying unaudited consolidated financial statements for a discussion of recent accounting pronouncements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2020. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2020.

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

From time to time we are engaged in litigation matters arising in the ordinary course of business. While the results of litigation and claims cannot be predicted with certainty, Lifeway believes that no such matter is reasonably likely to have a material adverse effect on our financial position or results of operations.

ITEM 1A. RISK FACTORS.

Except for the risk factor disclosed in Part II, Item 1A of the Form 10-Q for the period ended March 31, 2020, which is hereby incorporated by reference into this Part II, Item 1A of this Form 10-Q, there have been no material changes to the Company’s risk factors since the 2019 Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Issuer Purchases of Equity Securities

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of a publicly announced program (a)	Approximate Dollar Value of Shares that may yet be Purchased Under the Plans or Programs ($ in thousands) (a)

1/1/2020 to 1/31/2020	97,739	$2.33	97,739	$4,275
2/1/2020 to 2/29/2020	35,198	$2.49	35,198	$4,188
3/1/2020 to 3/31/2020	45,469	$1.98	45,469	$4,098
4/1/2020 to 4/30/2020	11	$2.01	11	$4,098
Fiscal Year 2020	178,417	$2.27	178,417	$0

(a) During the fourth quarter of 2015, Lifeway publicly announced a share repurchase program. On November 1, 2017, the Board of Directors amended the 2015 stock repurchase program (the “2017 amendment”), by adding to (i.e., exclusive of the shares previously authorized under the 2015 stock program repurchase) the authorization the lesser of $5,185 or 625 shares. The program has no expiration date. As of June 30, 2020, the Company had reached the amended threshold of 625 shares and therefore no shares of common stock remain available to be purchased under the 2017 Repurchase Plan Amendment.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURE.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

No.	Description	Form	Period Ending	Exhibit	Filing Date

31.1	Rule 13a-14(a)/15d-14(a) Certification of Julie Smolyansky	Filed Herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification of Eric Hanson	Filed Herewith

32.1	Section 1350 Certification of Julie Smolyansky*	Furnished Herewith

32.2	Section 1350 Certification of Eric Hanson*	Furnished Herewith

99.1	Press release dated August 13, 2020 reporting Lifeway’s financial results for the six months ended June 30, 2020.*	Furnished Herewith

101	Interactive Data Files	Filed Herewith

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

LIFEWAY FOODS, INC.

Date: August 13, 2020	By:	/s/ Julie Smolyansky
Julie Smolyansky
Chief Executive Officer, President, and Director
(Principal Executive Officer)

Date: August 13, 2020	By:	/s/ Eric Hanson
Eric Hanson
Chief Financial & Accounting Officer
(Principal Financial and Accounting Officer)

