Form 10-Q
period 2020-09-30
Lifeway Foods, Inc.
filed 2020-11-16
CIK 814586

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒       QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2020

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
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

Number of shares of Common Stock, no par value, outstanding as of November 10, 2020: 15,604,480

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

LIFEWAY FOODS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

September 30, 2020 and December 31, 2019

(In thousands)

	September 30, 2020 (Unaudited)	December 31, 2019
Current assets
Cash and cash equivalents	$7,616	$3,836
Accounts receivable, net of allowance for doubtful accounts and discounts and allowances of $1,410 and $1,100 at September 30, 2020 and December 31, 2019, respectively	8,159	6,692
Inventories, net	6,472	6,392
Prepaid expenses and other current assets	1,339	1,598
Refundable income taxes	189	681
Total current assets	23,775	19,199

Property, plant and equipment, net	21,082	22,274
Operating lease right-of-use asset	380	738

Intangible assets
Goodwill and indefinite-lived intangibles	12,824	12,824
Other intangible assets, net	35	152
Total intangible assets	12,859	12,976

Other assets	1,800	1,800
Total assets	$59,896	$56,987

Current liabilities
Accounts payable	$6,036	$5,282
Accrued expenses	2,890	4,087
Accrued income taxes	176	154
Total current liabilities	9,102	9,523
Line of credit	2,763	2,745
Operating lease liabilities	198	488
Deferred income taxes, net	1,292	922
Other long-term liabilities	35	58
Total liabilities	13,390	13,736

Commitments and contingencies

Stockholders' equity
Preferred stock, no par value; 2,500 shares authorized; no shares issued or outstanding at September 30, 2020 and December 31, 2019	–	–
Common stock, no par value; 40,000 shares authorized; 17,274 shares issued; 15,605 and 15,710 outstanding at September 30, 2020 and December 31, 2019, respectively	6,509	6,509
Paid-in capital	2,532	2,380
Treasury stock, at cost	(12,450)	(12,601)
Retained earnings	49,915	46,963
Total stockholders' equity	46,506	43,251

Total liabilities and stockholders' equity	$59,896	$56,987

See accompanying notes to consolidated financial statements

LIFEWAY FOODS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

For the three and nine Months Ended September 30, 2020 and 2019

(Unaudited)

(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

Net sales	$26,039	$22,729	$76,441	$70,497

Cost of goods sold	17,710	16,813	53,613	51,223
Depreciation expense	752	743	2,326	2,235
Total cost of goods sold	18,462	17,556	55,939	53,458

Gross profit	7,577	5,173	20,502	17,039

Selling expenses	2,116	2,679	7,411	8,509
General and administrative	2,805	2,710	8,681	9,100
Amortization expense	39	39	117	152
Total operating expenses	4,960	5,428	16,209	17,761

Income (loss) from operations	2,617	(255)	4,293	(722)

Other income (expense):
Interest expense	(27)	(65)	(96)	(202)
Gain on investments	–	–	4	–
(Loss) gain on sale of property and equipment	–	154	(28)	183
Other income, net	–	77	2	82
Total other income (expense)	(27)	166	(118)	63

Income (loss) before provision for income taxes	2,590	(89)	4,175	(659)

Provision (benefit) for income taxes	764	(17)	1,223	(58)

Net income (loss)	$1,826	$(72)	$2,952	$(601)

Earnings (loss) per common share:
Basic	$0.12	$(0.00)	$0.19	$(0.04)
Diluted	$0.12	$(0.00)	$0.19	$(0.04)

Weighted average common shares:
Basic	15,602	15,740	15,595	15,761
Diluted	15,642	15,740	15,621	15,761

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

See accompanying notes to consolidated financial statements

LIFEWAY FOODS, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity (continued)

(Unaudited)

(In thousands)

	Common Stock
	Issued		In treasury		Paid-In	Retained	Total
	Shares	$	Shares	$	Capital	Earnings	Equity

Balance, January 1, 2020	17,274	$6,509	(1,564)	$(12,601)	$2,380	$46,963	$43,251

Issuance of common stock in connection with stock-based compensation	–	–	27	210	306	–	516

Treasury stock purchased	–	–	(179)	(405)	–	–	(405)

Stock-based compensation	–	–	–	–	62	–	62

Net income	–	–	–	–	–	146	146

Balance, March 31, 2020	17,274	$6,509	(1,716)	$(12,796)	$2,748	$47,109	$43,570

Issuance of common stock in connection with stock-based compensation	–	–	34	248	(270)	–	(22)

Stock-based compensation	–	–	–	–	109	–	109

Net income	–	–	–	–	–	980	980

Balance, June 30, 2020	17,274	$6,509	(1,682)	$(12,548)	$2,587	$48,089	$44,637

Issuance of common stock in connection with stock-based compensation	–	–	13	98	(98)	–	–

Stock-based compensation	–	–	–	–	43	–	43

Net income	–	–	–	–	–	1,826	1,826

Balance, September 30, 2020	17,274	$6,509	(1,669)	$(12,450)	$2,532	$49,915	$46,506

See accompanying notes to consolidated financial statements

LIFEWAY FOODS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Nine months ended September 30,
	2020	2019
Cash flows from operating activities:
Net income (loss)	$2,952	$(601)
Adjustments to reconcile net income (loss) to operating cash flow:
Depreciation and amortization	2,443	2,387
Non-cash interest expense	17	17
Non-cash rent expense	(38)	–
Bad debt expense	(3)	20
Deferred revenue	(73)	(73)
Stock-based compensation	274	714
Deferred income taxes	369	–
Loss (gain) on sale of property and equipment	28	(183)
Reserve for inventory obsolescence	–	177
(Increase) decrease in operating assets:
Accounts receivable	(1,464)	(316)
Inventories	(80)	(1,118)
Refundable income taxes	492	1,921
Prepaid expenses and other current assets	248	(399)
Increase (decrease) in operating liabilities:
Accounts payable	756	2,397
Accrued expenses	(595)	53
Accrued income taxes	22	(43)
Net cash provided by operating activities	5,348	4,953

Cash flows from investing activities:
Purchases of property and equipment	(1,168)	(610)
Proceeds from sale of property and equipment	5	513
Purchase of investments	–	(15)
Net cash used in investing activities	(1,163)	(112)

Cash flows from financing activities:
Purchase of treasury stock	(405)	(538)
Repayment of line of credit	–	(1,789)
Net cash used in financing activities	(405)	(2,327)

Net increase in cash and cash equivalents	3,780	2,514

Cash and cash equivalents at the beginning of the period	3,836	2,998

Cash and cash equivalents at the end of the period	$7,616	$5,512

Supplemental cash flow information:
Cash paid for income taxes, net of (refunds)	$335	$(1,937)
Cash paid for interest	$82	$214
Non-cash investing activities
Right-of-use assets recognized at ASU 2016-02 transition	$–	$944
Operating lease liability recognized at ASU 2016-02 transition	$–	$997
Increase (decrease) in right-of-use assets and operating lease liabilities recognized after ASU 2016-02 transition	$(58)	$280
Non-cash financing activities
Issuance of common stock under equity incentive plans	$522	$–

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

Advertising and promotional costs

Lifeway expenses advertising costs as incurred. For the nine months ended September 30, 2020 and 2019 total advertising expenses were $1,700 and $2,650, respectively. For the three months ended September 30, 2020 and 2019 total advertising expenses were $380 and $786, respectively.

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

Note 3 – Inventories, net

Inventories consisted of the following:

	September 30, 2020	December 31, 2019
Ingredients	$1,848	$1,942
Packaging	2,223	2,230
Finished goods	2,401	2,220
Total inventories	$6,472	$6,392

Note 4 – Property, Plant and Equipment, net

Property, plant and equipment consisted of the following:

	September 30, 2020	December 31, 2019
Land	$1,565	$1,565
Buildings and improvements	17,744	17,332
Machinery and equipment	30,930	30,670
Vehicles	778	778
Office equipment	849	851
Construction in process	455	362
	52,321	51,558
Less accumulated depreciation	(31,239)	(29,284)
Total property, plant and equipment, net	$21,082	$22,274

Note 5 – Goodwill and Intangible Assets

Goodwill and indefinite-lived intangible assets consisted of the following:

	September 30, 2020	December 31, 2019
Gross goodwill	$10,368	$10,368
Accumulated impairment losses	(1,244)	(1,244)
Goodwill	9,124	9,124
Brand names	3,700	3,700
Goodwill and indefinite-lived intangible assets	$12,824	$12,824

Finite-lived Intangible Assets

Other intangible assets, net consisted of the following:

	September 30, 2020	December 31, 2019
Recipes	$44	$44
Customer lists and other customer related intangibles	4,529	4,529
Customer relationship	985	985
Trade names	2,248	2,248
Formula	438	438
	8,244	8,244
Accumulated amortization	(8,209)	(8,092)
Other intangible assets, net	$35	$152

Note 6 – Accrued Expenses

Accrued expenses consisted of the following:

	September 30, 2020	December 31, 2019
Payroll and incentive compensation	$2,092	$3,009
Real estate taxes	320	398
Current portion of operating lease liabilities	181	285
Other	297	395
Total accrued expenses	$2,890	$4,087

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

On September 30, 2020, Lifeway entered into the Third Modification to the Amended and Restated Loan and Security Agreement, as amended, (the “Third Modification”) with its existing lender. The Third Modification amends the Amended and Restated Loan and Security Agreement, as amended, by removing the monthly borrowing base reporting requirement effective September 30, 2020, including a covenant to maintain a quarterly minimum working capital financial covenant, as defined, of no less than $11.25 million each of the fiscal quarters commencing the fiscal quarter ending December 31, 2020 through the expiration date, and eliminating the tier interest pricing structure. The Amended and Restated Loan and Security Agreement continues to provide Lifeway with a revolving line of credit up to a maximum of $5 million (the “Revolving Loan”) and provides the Borrowers with an incremental facility not to exceed $5 million (the “Incremental Facility” and together with the Revolving Loan, the “Loans”). The Termination Date of the Revolving Loan was extended to June 30, 2025, unless earlier terminated.

Except as described above, as amended, the Modified Revolving Credit Facility remains substantively unchanged and in full force and effect, including customary representations, warranties, and covenants on the part of Lifeway, including financial covenants requiring us to maintain a fixed charge coverage ratio of no less than 1.25 to 1.00 each of the fiscal quarters ending through the expiration date. The Modified Revolving Credit Facility continues to provide for events of default, including failure to repay principal and interest when due and failure to perform or violation of the provisions or covenants of the agreement, as a result of which amounts due under the Modified Revolving Credit Facility may be accelerated. The loans and all other amounts due and owed under the Revolving Credit Facility and related documents are secured by substantially all of our assets.

As of September 30, 2020, we had $2,763 net of $14 of unamortized deferred financing costs, outstanding under the Revolving Credit Facility. We had $2,223 available for future borrowings as of September 30, 2020.

As amended, all outstanding amounts under the Loans bear interest, at Lifeway’s election, at either the lender Base Rate (the Prime Rate minus 1.00%) or the LIBOR plus 1.95%, payable monthly in arrears. Lifeway is also required to pay a quarterly unused line fee of 0.20% and, in conjunction with the issuance of any letters of credit, a letter of credit fee of 0.20%. Lifeway’s interest rate on debt outstanding under our Revolving Credit Facility as of September 30, 2020 was 2.41%.

We were in compliance with the fixed charge coverage ratio covenant at September 30, 2020.

Note 8 – Leases

Lifeway has operating leases for two retail stores for its Lifeway Kefir Shop subsidiary and office space which includes fixed base rent payments as well as variable rent payments to reimburse the landlord for operating expenses and taxes. The Company terminated its office space leases in June 2020. The Company also leases certain machinery and equipment with fixed base rent payments and variable costs based on usage. Remaining lease terms for these leases range from less than 1 year to 5 years. Some of our leases include options to extend the leases for up to 5 years and have been included in our calculation of the right-of-use asset and lease liabilities. Lifeway includes only fixed payments for lease components in the measurement of the right-of-use asset and lease liability. Variable lease payments are those that vary because of changes in facts or circumstances occurring after the commencement date, other than the passage of time. There are no residual value guarantees. We do not currently have leases which meet the finance lease classification as defined under ASC 842.

We do not record leases with an initial term of 12 months or less on the balance sheet. Expense for these short-term leases is recorded on a straight-line basis over the lease term. Total lease expense was $392 and $552 (including short term leases) for the nine months ended September 30, 2020 and 2019, respectively. Total lease expense was $81 and $187 (including short term leases) for the three months ended September 30, 2020 and 2019, respectively.

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

Future maturities of lease liabilities were as follows

Year	Operating Leases
Three months ended December 31, 2020	$53
2021	189
2022	145
2023	16
Thereafter	2
Total lease payments	405
Less: Interest	(26)
Present value of lease liabilities	$379

The weighted-average remaining lease term for our operating leases was 2.02 years as of September 30, 2020. The weighted average discount rate of our operating leases was 5.82% as of September 30, 2020. Cash paid for amounts included in the measurement of lease liabilities was $328 and $437 the nine months ended September 30, 2020 and 2019, respectively. Cash paid for amounts included in the measurement of lease liabilities was $56 and $145 for the three months ended September 30, 2020 and 2019, respectively.

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

Note 10 – Income taxes

For each interim period, Lifeway estimates the effective tax rate expected to be applicable for the full year and applies that rate to income before provision for income taxes for the period. The effective tax rate for the nine months ended September 30, 2020 was 29.3% compared to 8.8% for the nine months ended September 30, 2019. The effective tax rate for the three months ended September 30, 2020 was 29.5% compared to 19.3% for the three months ended September 30, 2019. The increase in effective tax rate for the nine months ended is primarily the result of non-deductible compensation expense related to equity incentive awards and state tax receivables reducing the benefit associated with a pre-tax book loss in 2019, partially offset by a benefit recognized in 2020 due to the enactment of the “Coronavirus Aid, Relief, and Economic Security Act” (the CARES Act). The increase in effective tax rate for the three months ended is also primarily due to the non-deductible compensation expenses related to equity incentive awards and state tax receivables associated with a pre-tax book loss in 2019, but further offset by the adjustment to the valuation allowance recorded for the quarter ended September 30, 2019, which increased the tax benefit associated with our pre-tax book loss for the quarter. Our effective tax rate may change from period to period based on recurring and non-recurring factors including the relative mix of pre-tax earnings (or losses), the underlying income tax rates applicable to various state and local taxing jurisdictions, enacted tax legislation, settlement of tax audits, the impact of non-deductible items, changes in valuation allowances, and the expiration of the statute of limitations in relation to unrecognized tax benefits. We record discrete income tax items such as enacted tax rate changes and completed tax audits in the period in which they occur.

On March 27, 2020, the “Coronavirus Aid, Relief, and Economic Security Act” (the CARES Act) was enacted. The CARES act features several tax provisions and other measures that assist businesses impacted by the economic effects of the COVID-19 pandemic. The significant tax provisions include an increase in the limitation of the tax deduction for interest expense from 30% to 50% of adjusted earnings in 2019 and 2020, a five-year carryback allowance for net operating losses generated in tax years 2018-2020, increased charitable contribution limitations to 25% of taxable income in 2020, and a retroactive technical correction to the 2017 Tax Cuts and Jobs Act that makes qualified improvement property placed in service after December 31, 2017 eligible for bonus depreciation. The Company has recorded a $245 income tax benefit related to the net operating loss carryback provisions of the CARES Act for the nine months ended September 30, 2020.

Unrecognized tax benefits were $93 and $63 at September 30, 2020 and 2019, respectively. The Company believes that an adequate provision has been made for any adjustments that may result from tax examinations. However, the outcome of tax audits cannot be predicted with certainty. If a tax audit is resolved in a manner inconsistent with its expectations, the Company could be required to adjust its provision for income taxes in the period such resolution occurs. We do not expect material changes to our unrecognized tax benefits during the next twelve months.

Note 11 – Stock-based and Other Compensation

In December 2015, Lifeway stockholders approved the 2015 Omnibus Incentive Plan, which authorized the issuance of an aggregate of 3.5 million shares to satisfy awards of stock options, stock appreciation rights, unrestricted stock, restricted stock, restricted stock units, performance shares and performance units to qualifying employees. Under the Plan, the Board or its Audit and Corporate Governance Committee approves stock awards to executive officers and certain senior executives, generally in the form of restricted stock or performance shares. The number of performance shares that participants may earn depends on the extent to which the corresponding performance goals have been achieved. Stock awards generally vest over a three-year performance or service period. At September 30, 2020, 3.317 million shares remain available under the Omnibus Incentive Plan. While we plan to continue to issue awards pursuant to the Plan at least annually, we may choose to suspend the issuance of new awards in the future and may grant additional awards at any time including issuing special grants of restricted stock, restricted stock units, and stock options to attract and retain new and existing executives.

Stock Options

The following table summarizes stock option activity during the nine months ended September 30, 2020:

	Options	Weighted average exercise price	Weighted average remaining contractual life	Aggregate intrinsic value

Outstanding at December 31, 2019	41	$10.42	6.22	$–
Granted	–	–	–	–
Exercised	–	–	–	–
Forfeited	–	–	–	–
Outstanding at September 30, 2020	41	$10.42	5.47	$–
Exercisable at September 30, 2020	41	$10.42	5.47	$–

As of December 31, 2019, all outstanding options were vested and there was no remaining unearned compensation expense. For the nine months and three months ended September 30, 2019, total pre-tax stock-based compensation expense recognized in the consolidated statements of operations was $0. For the nine months and three months ended September 30, 2019, no tax-related benefits were recognized.

Restricted Stock Awards

A Restricted Stock Award (“RSA”) represents the right to receive one share of common stock in the future. RSAs have no exercise price. The grant date fair value of the awards is equal to our closing stock price on the grant date. The following table summarizes RSA activity during the nine months ended September 30, 2020.

RSA’s

Outstanding at December 31, 2019	47
Granted	57
Shares issued upon vesting	(13)
Forfeited	(13)
Outstanding at September 30, 2020	78
Weighted average grant date fair value per share outstanding	$3.06

We expense RSA’s over the service period. For the nine months ended September 30, 2020 and 2019 total pre-tax stock-based compensation expense recognized in the consolidated statements of operations was $51 and $82, respectively. For the nine months ended September 30, 2020 and 2019 tax-related benefits of $14 and $22, respectively, were also recognized. For the three months ended September 30, 2020 and 2019 total pre-tax stock-based compensation expense recognized in the consolidated statements of operations was $28 and $30, respectively. For the three months ended September 30, 2020 and 2019 tax-related benefits of $8 were also recognized. As of September 30, 2020, the total remaining unearned compensation related to non-vested RSA’s was $166, which is expected to be amortized over the weighted-average remaining service period of 1.35 years.

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

2017 Plan

Under the 2017 Plan, collectively the participants had the opportunity to earn cash and equity-based incentive compensation in amounts ranging from $0 to $11,025 depending on Lifeway’s performance levels compared to the respective targets and the participants performance compared to their individual objectives. The equity portion of the incentive compensation is payable in restricted stock that vests one-third in each of the three years from the 2017 grant dates. For the nine months ended September 30, 2020 and 2019, $49 and $234 was expensed under the 2017 Plan as stock-based compensation expense in the consolidated statements of operations, respectively. For the three months ended September 30, 2020 and 2019, $0 and $54 was expensed under the 2017 Plan as stock-based compensation expense in the consolidated statements of operations, respectively. As of March 31, 2020, there was no remaining expense under the 2017 plan.

2019 Plan

Under the 2019 Plan, collectively the participants can earn equity-based incentive compensation in amounts ranging from $0 to $1,776 depending on Lifeway’s performance levels compared to the respective targets. The equity-based incentive compensation is payable in restricted stock that vests 50% of unvested shares in year one, 50% of unvested shares in year two, and 100% of remaining unvested shares in year three from the 2019 grant date. For the nine months ended September 30, 2020 and 2019, $90 and $103 was expensed under the 2019 Plan as stock-based compensation expense in the consolidated statements of operations, respectively. For the three months ended September 30, 2020 and 2019, $1 and $35 was expensed under the 2019 Retention Award as stock-based compensation expense in the consolidated statements of operations, respectively.

2019 Retention Award

During Q1 2019, we awarded a special retention grant (the “2019 Retention Award”) of restricted stock to certain senior executives and key employees (the “participants”). The equity-based incentive compensation is payable in restricted stock that vests one-third in March 2019, one-third in March 2020 and one-third in March 2021. For the nine months ended September 30, 2020 and 2019, $73 and $265 was expensed under the 2020 Retention Award as stock-based compensation expense in the consolidated statements of operations, respectively. For the three months ended September 30, 2020 and 2019, $15 and $54 was expensed under the 2019 Retention Award as stock-based compensation expense in the consolidated statements of operations, respectively.

As of September 30, 2020, the total remaining unearned compensation related to the 2019 Retention Award was $29, of which $15 and $14 is expected to be recognized in 2020 and 2021, respectively, subject to vesting.

Retirement Benefits

Lifeway has a defined contribution plan which is available to substantially all full-time employees. Under the terms of the plan, we match employee contributions under a prescribed formula. For the nine months ended September 30, 2020 and 2019 total contribution expense recognized in the consolidated statements of operations was $307 and $269, respectively. For the three months ended September 30, 2020 and 2019 total contribution expense recognized in the consolidated statements of operations was $93 and $88, respectively.

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

Net sales of products by category were as follows for the nine months ended September 30:

	2020		2019
	$	%	$	%
Drinkable Kefir other than ProBugs	$61,155	80%	$54,126	77%
Cheese	9,619	13%	8,348	12%
Cream and other	2,120	3%	3,359	5%
ProBugs Kefir	1,946	2%	2,050	3%
Other dairy	1,171	1%	1,334	2%
Frozen Kefir (a)	430	1%	1,280	1%
Net Sales	$76,441	100%	$70,497	100%

(a)	Includes Lifeway Kefir Shop sales

Net sales of products by category were as follows for the three months ended September 30:

	2020		2019
	$	%	$	%
Drinkable Kefir other than ProBugs	$21,152	81%	$17,513	77%
Cheese	3,105	12%	2,791	12%
Cream and other	688	3%	913	4%
ProBugs Kefir	629	2%	590	3%
Other dairy	363	1%	432	2%
Frozen Kefir (a)	102	1%	490	2%
Net Sales	$26,039	100%	$22,729	100%

(a)	Includes Lifeway Kefir Shop sales

Significant Customers – Sales are predominately to companies in the retail food industry located within the United States. Two major customers accounted for approximately 21% and 22% of net sales for the nine months ended September 30, 2020 and 2019, respectively. Two major customers accounted for approximately 22% and 21% of net sales for the three months ended September 30, 2020 and 2019, respectively.

Note 13 – Related Party Transactions

Lifeway obtains consulting services from the Chairperson of its board of directors. Fees earned by the Chairperson are included in general and administrative expenses in the accompanying consolidated statements of operations and were $750 during each of the nine months ended September 30, 2020 and 2019. Fees earned are included in general and administrative expenses in the accompanying consolidated statements of operations and were $250 during each of the three months ended September 30, 2020 and 2019.

Lifeway is also a party to a royalty agreement with the Chairperson of its board of directors under which we pay the Chairperson a royalty based on the sale of certain Lifeway products, not to exceed $50 in any fiscal month. Royalties earned by the Chairperson are included in selling expenses in the accompanying consolidated statements of operations and were $450 and $441 during the nine months ended September 30, 2020 and 2019, respectively. Royalties earned are included in selling expenses in the accompanying consolidated statements of operations and were $150 and $143 during the three months ended September 30, 2020 and 2019.

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

Results of Operations

Three Months Ended September 30, 2020 Compared to Three Months Ended September 30, 2019

	September 30,			Change
	2020	2019		$	%
Net sales	$26,039	$22,729		$3,310	14.6%

Cost of goods sold	$17,710	$16,813		$(897)
Depreciation expense	752	743		(9)
Total cost of goods sold	$18,462	$17,556		$(906)	(5.2%	)

Gross profit	$7,577	$5,173		$2,404	46.5%
Gross Profit % to net sales	29.1%	22.8%

Selling expenses	$2,116	$2,679		$563	21.0%
Selling expenses % to net sales	8.1%	11.8%

General and administrative expenses	$2,805	$2,710		$(95)	(3.5%	)
General and administrative % to net sales	10.8%	11.9%

Amortization expense	$39	$39		$0	0.0%

Total operating expenses	$4,960	$5,428		$468	8.6%
Total operating expense % to net sales	19.0%	23.9%
Income (loss) from operations	$2,617	$(255)		$2,872	(1,126.3%	)
Income (loss) from operations % to net sales	10.1%	(1.1%	)

Net Sales

Net sales finished at $26,039 for the three-month period ended September 30, 2020, an increase of $3,310 or 14.6% versus prior year. The net sales increase was primarily driven by higher volumes of our branded drinkable kefir, partially offset by lower cream revenues associated with a decline in the market price of butter fat.

Gross Profit

Gross profit as a percentage of net sales was 29.1% during the three-month period ended September 30, 2020. Gross profit percentage was 22.8% in the prior year. The increase versus the prior year was primarily due to the impact of favorable milk pricing, and to a lesser extent favorable freight costs. Additionally, depreciation expense increased reflecting our continued investment in manufacturing improvements.

Selling Expenses

Selling expenses decreased by $563 or 21.0% to $2,116 during the three-month period ended September 30, 2020 from $2,679 during the same period in 2019. The decrease versus prior year primarily reflects a reduction in advertising and marketing expense, such as trade shows and other marketing events which were postponed due to COVID-19 and the lower planned spending on in-store demonstrations in 2020 compared to 2019. Selling expenses as a percentage of net sales were 8.1% during the three-month period ended September 30, 2020 compared to 11.8% for the same period in 2019.

General and Administrative Expenses

General and administrative expenses increased $95 or 3.5% to $2,805 during the three-month period ended September 30, 2020 from $2,710 during the same period in 2019.

Provision for Income Taxes

The provision for income taxes includes federal, state and local income taxes. The provision for income taxes was $764 during the three months ended September 30, 2020, compared to a benefit for income taxes of $17 during the same period in 2019.

Our effective income tax rate for the three months ended September 30, 2020 was 29.5% compared to 19.3% in the same period last year. The increase in effective tax rate is primarily due to non-deductible compensation expense related to equity incentive awards and adjustments to state income tax receivables in the quarter ended September 30, 2019. However, the increase in the effective tax rate for these two items was partially offset by an adjustment to the valuation allowance recorded for the quarter ended September 30, 2019, which increased the tax benefit associated with our pre-tax book loss for the quarter. The valuation allowance was released in the quarter ended September 30, 2019 and a valuation allowance was not required for the three months ended September 30, 2020. The Company consistently reflects non-deductible officer compensation expense, non-deductible compensation expense related to equity incentive awards and separate state tax rates from year to year. Although similar items were reflected in 2019, the percentage effect is different due to the difference in pre-tax income in 2020 compared to the pre-tax loss in 2019.

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

Income taxes are discussed in Note 10 in the Notes to the Consolidated Financial Statements.

Nine months ended September 30, 2020 Compared to Nine months ended September 30, 2019

	September 30,			Change
	2020	2019		$	%
Net sales	$76,441	$70,497		$5,944	8.4%

Cost of goods sold	$53,613	$51,223		$(2,390)
Depreciation expense	2,326	2,235		(91)
Total cost of goods sold	$55,939	$53,458		$(2,481)	(4.6%	)

Gross profit	$20,502	$17,039		$3,463	20.3%
Gross Profit % to net sales	26.8%	24.2%

Selling expenses	$7,411	$8,509		$1,098	12.9%
Selling expenses % to net sales	9.7%	12.1%

General & administrative expenses	$8,681	$9,100		$419	4.6%
General & administrative % to net sales	11.4%	12.9%

Amortization expense	$117	$152		$35	23.0%

Total operating expenses	$16,209	$17,761		$1,552	8.7%
Total operating expense % to net sales	21.2%	25.2%
Income (loss) from operations	$4,293	$(722)		$5,015	(694.6%	)
Income (loss) income from operations % to net sales	5.6%	(1.0%	)

Net Sales

Net sales finished at $76,441 for the nine-month period ended September 30, 2020, an increase of $5,944 or 8.4% versus prior year. The net sales increase was primarily driven by higher volumes of our branded drinkable kefir, partially offset by lower cream revenues associated with a decline in the market price of butter fat.

Gross Profit

Gross profit as a percentage of net sales increased to 26.8% during the nine-month period ended September 30, 2020 from 24.2% during the same period in 2019. The increase versus the prior year was primarily due to the impact of favorable milk pricing, and to a lesser extent favorable freight costs, partially offset by an increase in salaries associated with hourly commitment award wage premiums incurred during 2020 due to COVID-19. Additionally, depreciation expense increased reflecting our continued investment in manufacturing improvements.

Selling Expenses

Selling expenses decreased by $1,098 or 12.9% to $7,411 during the nine-month period ended September 30, 2020 from $8,509 during the same period in 2019. The decrease versus prior year primarily reflects a reduction in advertising and marketing expense, such as trade shows and other marketing events which were postponed due to COVID-19 and the lower planned spending on in-store demonstrations in 2020 compared to 2019. Selling expenses as a percentage of net sales were 9.7% during the nine-month period ended September 30, 2020 compared to 12.1% for the same period in 2019.

General and Administrative Expenses

General and administrative expenses decreased $419 or 4.6% to $8,681 during the nine-month period ended September 30, 2020 from $9,100 during the same period in 2019. The decrease is primarily a result of lower compensation expense due to organizational changes made in 2019 and lower incentive compensation, partially offset by increased professional fee expense.

Provision for Income Taxes

The provision for income taxes includes federal, state and local income taxes. The provision for income taxes was $1,223 during the nine months ended September 30, 2020, compared to a benefit for income taxes of $58 during the same period in 2019.

Our effective income tax rate for the nine months ended September 30, 2020 was 29.3% compared to 8.8% in the same period last year. The increase in effective tax rate is primarily the result of non-deductible compensation expense related to equity incentive awards and state tax receivables reducing the benefit associated with a pre-tax book loss in 2019, partially offset by a benefit recognized in 2020 due to the enactment of the “Coronavirus Aid, Relief, and Economic Security Act” (the CARES Act). The Company consistently reflects non-deductible officer compensation expense, non-deductible compensation expense related to equity incentive awards and separate state tax rates from year to year. Although similar items were reflected in 2019, the percentage effect is substantially different due to the difference in pre-tax income in 2020 compared to the pre-tax loss in 2019.

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

Sources and Uses of Cash

Lifeway had a net increase in cash and cash equivalents of $3,780 during the nine-month period ended September 30, 2020 compared to a net increase in cash and cash equivalents of $2,514 in the same period in 2019. The drivers of the year over year change are as follows:

Net cash provided by operating activities was $5,348 during the nine-month period ended September 30, 2020 compared to net cash provided by operating activities of $4,953 in the same period in 2019. The increase in cash provided by operating activities is primarily due to the increase in cash generated through higher revenues and reduced expenses in 2020, offset by the change in working capital.

Net cash used in investing activities was $1,163 during the nine-month period ended September 30, 2020 compared to net cash used in investing activities of $112 in the same period in 2019. The higher level of net cash used in investing activities in 2020 reflects higher capital spending in 2020 and the impact of $474 in net proceeds related to the sale of our Skokie, IL facility during Q3 2019. Capital spending was $1,168 during the nine-month period ended September 30, 2020 compared to $610 in 2019. Our capital spending is focused in three core areas: growth, cost reduction, and facility improvements. Growth capital spending supports new product innovation and enhancements. Cost reduction and facility improvements support manufacturing efficiency, safety and productivity.

Net cash used in financing activities was $405 during the nine-month period ended September 30, 2020 compared to net cash used in financing activities of $2,327 in the same period in 2019. We utilized proceeds from our federal and state income tax refunds to repay $1,330 on our revolving line of credit during the first quarter of 2019. There have been no borrowings or repayments on our revolving line of credit during 2020.

On November 1, 2017, Lifeway’s Board approved an increase in the aggregate amount under our previously announced 2015 stock repurchase program (the “2017 Repurchase Plan Amendment”), by adding to (i.e., exclusive of the shares previously authorized under the 2015 stock repurchase program) the authorization the lesser of $5,185 or 625 shares. We repurchased 179 shares of common stock at a cost of $405 during the nine-month period ended September 30, 2020 under the 2017 Repurchase Plan Amendment. We repurchased 210 shares of common stock at a cost of $538 during the nine-month period ended September 30, 2019 under the 2017 Repurchase Plan Amendment. As of September 30, 2020, there were no shares of common stock that remained available to be purchased under the 2017 Repurchase Plan Amendment. We intend to hold repurchased shares in treasury for general corporate purposes, including issuances under our 2015 Omnibus Incentive Plan. Treasury shares are accounted for using the cost method.

Debt Obligations

On September 30, 2020, Lifeway entered into the Third Modification to the Amended and Restated Loan and Security Agreement, as amended, (the “Third Modification”) with its existing lender. The Third Modification amends the Amended and Restated Loan and Security Agreement, as amended, by removing the monthly borrowing base reporting requirement effective September 30, 2020, including a covenant to maintain a quarterly minimum working capital financial covenant, as defined, of no less than $11.25 million each of the fiscal quarters commencing the fiscal quarter ending December 31, 2020 through the expiration date, and eliminating the tier interest pricing structure. The Amended and Restated Loan and Security Agreement continues to provide Lifeway with a revolving line of credit up to a maximum of $5 million (the “Revolving Loan”) and provides the Borrowers with an incremental facility not to exceed $5 million (the “Incremental Facility” and together with the Revolving Loan, the “Loans”). The Termination Date of the Revolving Loan was extended to June 30, 2025, unless earlier terminated.

Except as described above, amended, the Modified Revolving Credit Facility remains substantively unchanged and in full force and effect, including customary representations, warranties, and covenants on the part of Lifeway, including financial covenants requiring us to maintain a fixed charge coverage ratio of no less than 1.25 to 1.00 each of the fiscal quarters ending through the expiration date. The Modified Revolving Credit Facility continues to provide for events of default, including failure to repay principal and interest when due and failure to perform or violation of the provisions or covenants of the agreement, as a result of which amounts due under the Modified Revolving Credit Facility may be accelerated.

As of September 30, 2020, we had $2,763 net of $14 of unamortized deferred financing costs, outstanding under the Revolving Credit Facility. We had $2,223 available for future borrowings as of September 30, 2020.

We are in compliance with all applicable financial debt covenants as of September 30, 2020. See Note 7 to our Consolidated Financial Statements for additional information regarding our indebtedness and related agreements.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2020. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2020.

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

(a) During the fourth quarter of 2015, Lifeway publicly announced a share repurchase program. On November 1, 2017, the Board of Directors amended the 2015 stock repurchase program (the “2017 amendment”), by adding to (i.e., exclusive of the shares previously authorized under the 2015 stock program repurchase) the authorization the lesser of $5,185 or 625 shares. The program has no expiration date. As of September 30, 2020, the Company had reached the amended threshold of 625 shares and therefore no shares of common stock remain available to be purchased under the 2017 Repurchase Plan Amendment.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURE.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

No.	Description	Form	Period Ending	Exhibit	Filing Date

10.1	Third Modification to Amended and Restated Loan and Security Agreement dated as of September 30, 2020 amount Lifeway Foods, Inc., Fresh Made, Inc., The Lifeway Kefir Shop, LLC, Lifeway Wisconsin, Inc., and CIBC Bank USA, as Lender.	8-K	9/30/2020	10.1	10/6/2020

31.1	Rule 13a-14(a)/15d-14(a) Certification of Julie Smolyansky	Filed Herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification of Eric Hanson	Filed Herewith

32.1	Section 1350 Certification of Julie Smolyansky*	Furnished Herewith

32.2	Section 1350 Certification of Eric Hanson*	Furnished Herewith

99.1	Press release dated November 16, 2020 reporting Lifeway’s financial results for the nine months ended September 30, 2020.*	Furnished Herewith

101	Interactive Data Files	Filed Herewith

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

LIFEWAY FOODS, INC.

Date: November 16, 2020	By:	/s/ Julie Smolyansky
Julie Smolyansky
Chief Executive Officer, President, and Director
(Principal Executive Officer)

Date: November 16, 2020	By:	/s/ Eric Hanson
Eric Hanson
Chief Financial & Accounting Officer
(Principal Financial and Accounting Officer)

