Form 10-K
period 2020-12-31
Lifeway Foods, Inc.
filed 2021-03-25
CIK 814586

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☐  No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the stock was last sold as of June 30, 2020 ($2.28 per share as quoted on the Nasdaq Global Market) was $9,390,506.

As of March 15, 2021, 15,604,480 shares of the registrant’s common stock, no par value, were outstanding.

Portions of the Registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held on June 18, 2021, are incorporated by reference into Part III.

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

PRODUCTS

Our primary product is drinkable kefir, a cultured dairy product. Lifeway Kefir is tart and tangy, high in protein, calcium and vitamin D. Thanks to our exclusive blend of kefir cultures, each cup of kefir contains 12 live and active cultures and 25 to 30 billion beneficial CFU (Colony Forming Units) at the time of manufacture.

We manufacture (directly or through co-packers) and market products under the Lifeway and Fresh Made brand names, as well as under private labels on behalf of certain customers.

Our product categories are:

•	Drinkable Kefir, sold in a variety of organic and non-organic sizes, flavors, and types, including low-fat, non-fat, whole milk, protein, and BioKefir (a 3.5 oz. kefir with additional probiotic cultures).

•	European-style soft cheeses, including farmer cheese, white cheese, and Sweet Kiss.

•	Cream and other, which consists primarily of cream, a byproduct of making our kefir.

•	ProBugs, a line of kefir products designed for children.

•	Other Dairy, which includes Cupped Kefir and Icelandic Skyr, a line of strained kefir and yogurt products in resealable cups.

•	Frozen Kefir, available in both soft serve and pint-size containers.

Net sales of products by category were as follows for the years ended December 31:

	2020		2019
In thousands	$	%	$	%

Drinkable Kefir other than ProBugs	$81,437	80%	$71,822	77%
Cheese	12,905	13%	11,459	12%
Cream and other	2,872	3%	4,228	4%
ProBugs Kefir	2,733	2%	2,780	3%
Other dairy	1,594	1%	1,756	2%
Frozen Kefir (a)	485	1%	1,617	2%
Net Sales	$102,026	100%	$93,662	100%

(a)	Includes Lifeway Kefir Shop sales

Product innovation and new product development

Lifeway is committed to maintaining its positions as the leading producer of kefir and a recognized leader in the market for probiotic products. We routinely evaluate opportunities for new product flavors and formulations, improved package design, new product configurations and other innovation opportunities. Beyond our core drinkable kefir products, we have an ongoing effort to extend the strength of the Lifeway brand and leverage the capabilities of the Lifeway organization into categories both inside and outside of the dairy aisle, including into non-food categories and into additional channels, such as gyms and fitness studios. In 2020, we maintained the level of focus on product innovations, packaging innovations, and growth opportunities. These product innovation and development efforts have led to additional revenue opportunities from Plantiful and Kefir minis.

Lifeway considers research and development of new products to be a significant part of our overall business philosophy. Where possible, we leverage our existing staff and facilities to conduct our innovation, research, and development efforts, rather than maintaining a dedicated research and development staff and facilities or relying solely on third parties. In 2020, in light of the Covid-19 outbreak, and our focus was on expanding sales of our current products, and less on new product development.

PRODUCTION

Manufacturing

During 2020 and 2019, approximately 99% of our revenue was derived from products manufactured at our own facilities. We currently operate the following manufacturing and distribution facilities:

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

Co-Packers

In addition to the products manufactured in our own facilities, independent manufacturers (“co-packers”) manufacture some of our products. We have co-packer agreements to manufacture drinkable and frozen kefir in Ireland and the United Kingdom, respectively, to serve our European markets. During 2020 and 2019, approximately 1% of our revenue was derived from products manufactured by co-packers. Our co-packers are audited regularly by our staff and are required to follow our specifications and Good Manufacturing Practices (GMPs). Additionally, the co-packers are required to ensure our products are manufactured in accordance with our quality and safety specifications and that they are compliant with all applicable laws and regulations.

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

Under the retail-direct channel, we sell our products to the retailer that either the retailer’s carrier picks up or Lifeway ships through third party carriers for delivery to those retailers’ distribution centers. In turn, our retailers then deliver the products to their respective stores. Customers in this route-to-market grouping include Kroger, Walmart and Trader Joe’s. Under the retail direct model, optimal product merchandising, assortments and product presentation are attended to by the retailer with limited support from Lifeway’s broker network. Sales to our retail-direct customers represent approximately 45% of our total net sales for the year ended 2020.

Under the distributor channel, we sell our products to distributors that either the distributor’s carrier picks up or Lifeway ships through third party carriers for delivery to those distributors’ designated warehouses. In turn, our distributors then sell and ship our products to their retail customers. Our distributors often use a DSD model of their own to make deliveries directly to individual stores, but they also make deliveries to retailers’ distribution centers. Our distributor customers include United Natural Foods (UNFI), KeHE Distributors, and C&S Wholesale Grocers. The distributor attends to optimal product merchandising, assortments, and product presentations at the retail end of the channel, with support from Lifeway’s direct sales force and broker network. Sales to our distributor customers represent approximately 50% of our total net sales for year ended 2020.

Under the direct store delivery (DSD) route to market, we distribute our products directly to the retailer using Company-owned vehicles and a team of Lifeway merchandisers who engage face-to-face with store management to ensure optimal product assortments and presentations. We operate our DSD model in the Chicago, Illinois metropolitan area only. Sales to our DSD customers represent approximately 3% of our total net sales for the year ended 2020.

In the Chicago, Illinois metropolitan area, Lifeway operates two retail stores and a food truck under its Lifeway Kefir Shop subsidiary. The Lifeway Kefir Shop sells its frozen and drinkable kefir products, as well as certain Lifeway products, through these retail outlets. Sales through these retail outlets represented less than 1% of net sales for the year ended 2020.

Distribution outside of the U.S.

Substantially all of Lifeway’s products are distributed within the United States; however, certain of our distributors sell our products to retailers in Mexico and portions of South America and the Caribbean. Additionally, Lifeway products reach consumers in the United Kingdom, Ireland, Norway, Sweden, and the Middle East under third party co-manufacturing agreements and in-country broker and distributor arrangements. Sales outside the United States represents approximately 2% of net sales for the year ended 2020.

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

MAJOR CUSTOMERS

During the year ended December 31, 2020, two customers collectively accounted for approximately 21% of our total net sales. These customers collectively accounted for approximately 22% of net accounts receivable as of December 31, 2020.

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

We maintain various types of insurance, including product liability and product recall coverages, which we believe to be sufficient to cover potential product liabilities.

We have also implemented the Safe Quality Food (“SQF”) program at most of our facilities. SQF is a fully integrated food safety and quality management protocol designed specifically for the food sector. The SQF Code, based on universally accepted CODEX Alimentarius, HACCP guidelines and the Global Food Safety Initiative (“GFSI”) standards, offers a comprehensive methodology to manage food safety and quality simultaneously. SQF certification provides an independent and external validation that a product, process or service complies with international, regulatory and other specified standards. Our Waukesha, Morton Grove, and Niles facilities are SQF certified.

SEASONALITY

Lifeway’s business is not seasonal.

EMPLOYEES

As of December 31, 2020, we employed approximately 316 employees, approximately 103 of which were members of a union bargaining unit.

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

RISKS RELATED TO OUR BUSINESS

Our product categories face a high level of competition, which could negatively impact our sales and results of operations.

We compete with a limited number of other domestic kefir producers and consequently faces a small amount of direct competition for kefir products. However, our kefir-based products compete with other dairy products, notably spoonable and drinkable yogurt, and, increasingly, with non-dairy probiotic products that incorporate kefir cultures but are not kefir. We face significant competition for limited retailer shelf space in each of our product categories. Competition in our product categories is based on product innovation, product quality, price, brand recognition and loyalty, effectiveness of marketing, promotional activity, and our ability to identify and satisfy consumer tastes and preferences. We believe that our brands have benefited in many cases from being the first to introduce products in their categories, and their success has attracted competition from other food and beverage companies that produce branded products, as well as from private label competitors. Some of our competitors, such as Danone, General Mills, Chobani, Hain Celestial Group, and Nestle, have substantial financial and marketing resources. These competitors and others may be able to introduce innovative products more quickly or market their products more successfully than we can, which could cause our growth rate to be slower than we anticipate and could cause sales to decline.

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

Our future investments may not produce the results we expect when we expect them for a variety of reasons including those described herein. Our future product development and innovation will be reliant on our ability to identify and develop potential new growth opportunities. This process is inherently risky and will result in investments of substantial time and resources for which we may not achieve any return or value. Successful product development and innovation is also affected by our ability to launch new or improved products successfully and on a timely and cost-effective basis.

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

We have several supply agreements with suppliers and co-packers that require them to provide us with specific finished goods, including packaging and kefir. For some of these products, we essentially rely on a single supplier or co-packer as our sole source for the item. The failure for any reason of any such sole source or other co-packer to fulfill its obligations under the applicable agreements with us or the termination or renegotiation of any such sourcing agreement could result in disruptions to our supply of finished goods and have an adverse effect on our results of operations. Additionally, our suppliers and co-packers are subject to risk, including labor disputes, union organizing activities, financial liquidity, inclement weather, natural disasters, supply constraints, and general economic and political conditions that could limit their ability to timely provide us with acceptable products, which could disrupt our supply of finished goods, or require that we incur additional expense by providing financial accommodations to the supplier or co-packer or taking other steps to seek to minimize or avoid supply disruption, such as establishing new arrangements with other providers. A new arrangement may not be available on terms as favorable to us as our existing arrangements, if at all.

Our inability to maintain sufficient internal capacity or establish satisfactory co-packing, warehousing and distribution arrangements could limit our ability to operate our business or implement our strategic plan and could negatively affect our sales volumes and results of operations.

Disruption of our manufacturing or distribution chains or information technology systems, including disruption due to cybersecurity threats, could adversely affect our business.

The success of our business depends, in part, on maintaining a strong production platform and we rely primarily on internal production resources to fulfill our manufacturing needs. Our ongoing initiatives to expand our production platform and our productive capacity could fail to achieve such objectives and, in any case, could increase our operating costs beyond our expectations and could require significant additional capital expenditures. If we cannot maintain sufficient production, warehousing, and distribution capacity, either internally or through third party agreements, we may be unable to meet customer demand and/or our manufacturing, distribution, and warehousing costs may increase, which could negatively affect our business.

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

As of December 31, 2020, we had outstanding borrowings of $2,768, net of $9 of unamortized deferred financing costs, which consisted of a revolving line of credit. Our loan agreements contain certain restrictions and requirements that among other things:

•	require us to maintain a quarterly fixed charge coverage ratio and minimum working capital ratio;

•	limit our ability to obtain additional financing in the future for working capital, capital expenditures and acquisitions, to fund growth or for general corporate purposes;

•	limit our future ability to refinance our indebtedness on terms acceptable to us or at all;

•	limit our flexibility in planning for or reacting to changes in our business and market conditions or in funding our strategic growth plan; and

•	impose on us financial and operational restrictions.

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

Because the Smolyansky family, collectively, controls a majority of our common stock (approximately 50.1%), we are considered a “controlled company” under Nasdaq Listing Rules. Controlled companies are exempt from Nasdaq listing standards that require a board composed of a majority of independent directors, a fully independent nominating/corporate governance committee, and a fully independent compensation committee. Our Board of Directors has determined that Lifeway will avail itself of these exemptions, though we currently maintain a Board composed of a majority of independent directors. As a result of the controlled company exemption, our corporate governance practices differ from those of non-controlled companies, which are subject to all of the Nasdaq corporate governance requirements. Specifically, while we continue to maintain a majority of independent directors on the Board and to ensure that a committee of those independent directors select director nominees and determine the compensation of our officers, we have not, in the past, maintained separate compensation or nominating committees. In May, 2020, the Board of Directors formed a separate Compensation Committee and adopted a Compensation Committee Charter. In the event we cease to be a controlled company, we will be required to comply with all of the corporate governance standards under Nasdaq’s rules, subject to applicable transition periods.

RISKS RELATED TO OUR INDUSTRY

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

Two of our customers together accounted for 21% of our net sales in the fiscal year ended December 31, 2020. Where we enter into written agreements with our customers, they are generally terminable after short notice periods by the customer. In addition, our customers sometimes award contracts based on competitive bidding, which could result in lower profits for contracts we win and the loss of business for contracts we lose. The loss of any large customer, the reduction of purchasing levels, or the cancellation of any business from a large customer for an extended period of time could negatively affect our sales and results of operations.

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

Under certain circumstances, we may be required to recall or withdraw products, suspend production of our products, or cease operations, which may lead to a material adverse effect on our business. In addition, customers may cancel orders for such products as a result of such events. Even if a situation does not necessitate a recall or market withdrawal, and even if we and each of our co-packers and suppliers comply in all material respects with all applicable laws and regulations, we may become subject to claims or lawsuits relating to such matters. Even if a product liability claim is unsuccessful or is not fully pursued, the negative publicity surrounding any assertion that our products caused illness or physical harm, including the risk of reputational harm being magnified and/or distorted through the rapid dissemination of information over the Internet, including through news articles, blogs, chat rooms, and social media, could adversely affect our reputation with existing and potential customers and consumers and our corporate and brand image. Moreover, claims or liabilities of this type might not be covered by our insurance or by any rights of indemnity or contribution that we may have against others. We maintain product liability and product recall insurance in amounts that we believe to be adequate. However, we cannot be sure that we will not incur claims or liabilities for which we are not insured or that exceed the amount of our insurance coverage. A product liability judgment against us or a product recall could have a material adverse effect on our business, consolidated financial condition, results of operations or liquidity.

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

We must comply with the requirements of independent organizations or certification authorities in order to label our products as certified. For example, we can lose our “organic” certification if a manufacturing plant becomes contaminated with non-organic materials, or if it is not properly cleaned after a production run. In addition, all organic raw materials must be certified organic or organic compliant. Our products could lose their organic certifications if our raw material suppliers lose their organic certifications. Similarly, we could lose our SQF certification if we do not meet the requirements of the SQF Code. The loss of these certifications could cause us to lose customers that require Lifeway products and/or facilities to carry some or all of them, which could negatively affect our sales and results of operations.

Increases in the cost of raw milk could reduce our gross margin and profit.

Conventional and organic raw milk, our primary raw material, is an agricultural commodity that is subject to price fluctuations. Although both conventional and organic milk prices in fiscal 2020 were lower than the prior year, there can be no assurance that such prices will remain at these levels in the future. The supply and price of raw milk may be impacted by, among other things, weather, natural disasters, real or perceived supply shortages, lower dairy and crop yields, general increases in farm inputs and costs of production, political and economic conditions, labor actions, government actions, and trade barriers. Increases in the market price for raw milk or over-order premiums charged by producers may also impact our ability to enter into purchase commitments at a fixed price. There can be no assurance that our purchasing practices will mitigate future price risk. As a result, increases in the cost of raw milk could have an adverse impact on our profitability.

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

RISKS RELATED TO COVID-19 AND OTHER PANDEMIC OR DISEASE OUTBREAKS

Pandemics or disease outbreaks, such as the novel coronavirus (COVID-19 virus), may disrupt consumption and trade patterns, supply chains, and production processes, which could materially affect our operations and results of operations.

The ultimate impact that the COVID-19 pandemic or any future pandemic or disease outbreak will have on our business and our consolidated results of operations is uncertain.

To date we have seen increased customer and consumer demand for our products as consumers initially began pantry loading and have increased their at-home consumption as a result of social distancing and stay-at-home and work-from-home mandates and recommendations. However, this increased customer and consumer demand may decrease in the coming months if and when the need for social distancing and stay-at-home and work-from-home mandates and recommendations decrease, and we are unable to predict the nature and timing of when that impact may occur, if at all. .

Although to date we have not experienced supply chain constraints, and we have continued to be able to fully satisfy customer and consumer demand for our products, the continued unprecedented demand for food and other consumer packaged goods products as a result of the COVID-19 pandemic or any future pandemic may limit the availability of, or increase the cost of, ingredients, packaging and other raw materials necessary to produce our products, and our operations may be negatively impacted. Additionally, pandemics or disease outbreaks could result in a widespread health crisis that could adversely affect economies and financial markets, consumer spending and confidence levels resulting in an economic downturn that could affect customer and consumer demand for our products.

Our efforts to manage and mitigate these factors may be unsuccessful, and the effectiveness of these efforts depends on factors beyond our control, including the duration and severity of any pandemic or disease outbreak, as well as third party actions taken to contain its spread and mitigate public health effects.

The ultimate impact of the COVID-19 pandemic on our business will depend on many factors, including, among others, the duration of social distancing and stay-at-home and work-from-home mandates and recommendations and whether additional waves of COVID-19 or different variants of COVID-19 will affect the United States and other markets, our ability and the ability of our suppliers to continue to operate our and their manufacturing facilities and maintain the supply chain without material disruption and procure ingredients, packaging and other raw materials when needed despite unprecedented demand in the food industry, and the extent to which macroeconomic conditions resulting from the pandemic and the pace of the subsequent recovery may impact consumer eating and shopping habits. We cannot predict the duration or scope of the disruption. Therefore, the financial impact cannot be reasonably estimated at this time.

ITEM 1B        UNRESOLVED STAFF COMMENTS

None.

ITEM 2           PROPERTIES

We operate the following facilities:

Location	Owned / Leased	Principal Use
Morton Grove, Illinois	Owned	Production of kefir and cheese, principal executive offices
Waukesha, Wisconsin	Owned	Production of kefir, administrative offices
Niles, Illinois	Owned	Distribution center, administrative offices
Philadelphia, Pennsylvania	Owned	Production of kefir and cheese, administrative offices

Chicago, Illinois	Leased	2 Retail stores

Lifeway believes that its facilities are adequate for its current needs and that suitable additional space will be available on commercially acceptable terms as required. We believe that we have adequate insurance coverage for all our properties.

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

PART II

ITEM 5           MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is listed on the Nasdaq Global Market under the symbol “LWAY.” Trading commenced on March 29, 1988. As of March 8, 2021, there were approximately 59 holders of record of Lifeway’s Common Stock, one of which was Cede & Co., a nominee for Depository Trust Company, or DTC, and 75 financial institutions as nominees for beneficial owners or in “street name” the shares of which were deposited into participant accounts at DTC and are considered to be held of record by Cede & Co. as one stockholder.

Common stock price

The following table shows the high and low sale prices per share of our common stock as reported on the Nasdaq Global Market for each quarter during the two most recent fiscal years:

	Common Stock Price Range
	2019
	Low	High
First Quarter	$1.98	$2.75
Second Quarter	$1.94	$4.00
Third Quarter	$2.19	$3.59
Fourth Quarter	$1.87	$2.44

	2020
	Low	High
First Quarter	$1.50	$2.65
Second Quarter	$1.71	$2.99
Third Quarter	$2.30	$7.45
Fourth Quarter	$4.61	$7.81

Dividend Policy

Lifeway does not routinely declare and pay dividends. From time to time however our Board of Directors may declare and pay dividends depending on our operating cash flow, financial condition, capital requirements and such other factors as the Board of Directors may deem relevant.

There were no dividends declared or paid in fiscal 2020 or 2019.

Issuer Purchases of Equity Securities

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of a publicly announced program (a)	Approximate Dollar Value of Shares that may yet be Purchased Under the Plans or Programs ($ in thousands)

1/1/2019 to 1/31/2019	46,743	$2.54	46,743	$4,384
2/1/2019 to 2/28/2019	9,100	$2.75	9,100	$4,358
3/1/2019 to 3/31/2019	26,932	$2.24	26,932	$4,298
4/1/2019 to 4/30/2019	4,300	$2.24	4,300	$4,288
5/1/2019 to 5/31/2019	57,817	$2.49	57,817	$4,145
6/1/2019 to 6/30/19	11,146	$2.32	11,146	$4,119
8/1/2019 to 8/31/19	37,567	$2.69	37,567	$4,018
9/1/2019 to 9/30/19	17,531	$2.98	17,531	$3,965
Fiscal Year 2019	211,136	$2.55	211,136	$3,965

1/1/2020 to 1/31/2020	97,739	$2.33	97,739	$3,738
2/1/2020 to 2/28/2020	35,198	$2.49	35,198	$3,650
3/1/2020 to 3/31/2020	45,469	$1.98	45,469	$3,560
4/1/2020 to 4/30/2020	11	$2.01	11	$3,560
Fiscal Year 2020	178,417	$2.27	178,417	$3,560

(a)	During the fourth quarter of 2015, Lifeway publicly announced a share repurchase program. On November 1, 2017, the our Board of Directors amended the 2015 stock repurchase program (the “2017 amendment”), by adding to (i.e., exclusive of the shares previously authorized under the 2015 stock program repurchase) the authorization the lesser of $5,185 or 625 shares. The program has no expiration date. As of April 2020, the Company had reached the amended threshold of 625 shares and therefore no shares of common stock remain available to be purchased under the 2017 Repurchase Plan Amendment.

ITEM 6           SELECTED FINANCIAL DATA

Not applicable

ITEM 7           MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the financial condition and results of operations for the years ended December 31, 2020 and December 31, 2019 should be read in conjunction with the audited consolidated financial statements and the notes to those statements that are included elsewhere in this report on Form 10-K. In addition to historical information, the following discussion contains certain forward-looking statements within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. These statements relate to our future plans, objectives, expectations and intentions. These statements may be identified by the use of words such as "may," "could," "believe," "future," "depend," "expect," "will," "result," "can," "remain," "assurance," "subject to," "require," "limit," "impose," "guarantee," "restrict," "continue," "become," "predict," "likely," "opportunities," "effect," "change," "future," "predict," and "estimate," and similar terms or terminology, or the negative of such terms or other comparable terminology. Although we believe the expectations expressed in these forward-looking statements are based on reasonable assumptions within the bounds of our knowledge of our business, our actual results could differ materially from those discussed in these statements. Factors that could contribute to such differences include, but are not limited to, those discussed in the “Risk Factors” section in Part I, Item 1A. We undertake no obligation to update publicly any forward-looking statements for any reason even if new information becomes available or other events occur in the future.

Results of Operations

Comparison of Year Ended December 31, 2020 to Year Ended December 31, 2019 (in 000’s)

	December 31,			Change
	2020	2019		$	%

Net sales	$102,026	$93,662		$8,364	8.9%

Cost of goods sold	$72,006	$68,367		$(3,639)	–
Depreciation expense	3,087	3,146		59	–
Total cost of goods sold	75,093	71,513		(3,580)	(5.0%	)

Gross profit	$26,933	$22,149		$4,784	21.6%
Gross Profit % to net sales	26.4%	23.6%

Selling expenses	$10,197	$11,062		$865	7.8%
Selling expenses % to net sales	10.0%	11.8%

General & administrative expenses	11,661	12,828		1,167	9.1%
General & administrative % to net sales	11.4%	13.7%

Amortization expense	152	192		40	20.8%

Total operating expenses	$22,010	$24,082		$2,072	8.6%
Total operating expense % to net sales	21.6%	25.7%
Income (loss) from operations	$4,923	$(1,933)		$6,856	354.7%
Income (loss) from operations % to net sales	4.8%	(2.1%	)

Net Sales

Net sales were $102,026 for the year ended December 31, 2020, an increase of $8,364 or 8.9% versus prior year. The net sales increase was primarily driven by higher volumes of our branded drinkable kefir, partially offset by lower cream revenues associated with a decline in the market price of butter fat.

Gross Profit

Gross profit as a percentage of net sales increased to 26.4% during the year ended December 31, 2020 from 23.6% during the same period in 2019. The increase versus the prior year was primarily due to the impact of favorable milk pricing, and to a lesser extent favorable freight costs.

Selling Expenses

Selling expenses decreased by $865 or 7.8% to $10,197 during the year ended December 31, 2020 from $11,062 during the same period in 2019. The decrease versus prior year primarily reflects a reduction in advertising and marketing expense, such as trade shows and other marketing events which were postponed due to COVID-19 and the lower planned spending on in-store demonstrations in 2020 compared to 2019. Selling expenses as a percentage of net sales were 10.0% during the year ended December 31, 2020 compared to 11.8% for the same period in 2019.

General and Administrative Expenses

General and administrative expenses decreased $1,167 or 9.1% to $11,661 during the year ended December 31, 2020 from $12,828 during the same period in 2019. The decrease is primarily a result of lower compensation expense due to organizational changes made in 2019 and lower incentive compensation, partially offset by increased professional fee expense.

Provision for Income Taxes

The provision for income taxes includes federal, state and local income taxes. Income tax expense was $1,596 and $782 during the year ended December 31, 2020 and 2019, respectively.

Our effective income tax rate (ETR) for the year ended December 31, 2020 was 33.1% compared to an ETR of 63.3% in the same period last year. The decrease in effective tax rate is primarily the result of separate state tax rates, non-deductible compensation expense related to equity incentive awards, the provision for unrecognized tax benefits and a benefit recognized in 2020 due to the enactment of the “Coronavirus Aid, Relief, and Economic Security Act” (the CARES Act). The Company consistently reflects non-deductible officer compensation expense, non-deductible compensation expense related to equity incentive awards and separate state tax rates from year to year. Although similar items were reflected in 2019, the percentage effect is substantially different due to the difference in pre-tax income in 2020 compared to 2019.

Our effective tax rate may change from period to period based on recurring and non-recurring factors including the relative mix of pre-tax earnings (or losses), the underlying income tax rates applicable to various state and local taxing jurisdictions, enacted tax legislation, the impact of non-deductible items, changes in valuation allowances, and the expiration of the statute of limitations in relation to unrecognized tax benefits. We record discrete income tax items such as enacted tax rate changes in the period in which they occur.

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

Net Income (Loss)

We reported net income of $3,232 or $0.21 per basic and diluted common share for the year ended December 31, 2020 compared to net income of $453 or $0.03 per basic and diluted common share in the same period in 2019.

Liquidity and Capital Resources

The ultimate impact that the COVID-19 pandemic or any future pandemic or disease outbreak will have on our business and our consolidated results of operations is uncertain.

To date we have seen increased customer and consumer demand for our products as consumers initially began pantry loading and have increased their at-home consumption as a result of social distancing and stay-at-home and work-from-home mandates and recommendations. However, this increased customer and consumer demand may decrease in the coming months if and when the need for social distancing and stay-at-home and work-from-home mandates and recommendations decrease, and we are unable to predict the nature and timing of when that impact may occur, if at all. .

Although to date we have not experienced supply chain constraints, and we have continued to be able to fully satisfy customer and consumer demand for our products, the continued unprecedented demand for food and other consumer packaged goods products as a result of the COVID-19 pandemic or any future pandemic may limit the availability of, or increase the cost of, ingredients, packaging and other raw materials necessary to produce our products, and our operations may be negatively impacted. Additionally, pandemics or disease outbreaks could result in a widespread health crisis that could adversely affect economies and financial markets, consumer spending and confidence levels resulting in an economic downturn that could affect customer and consumer demand for our products.

Our efforts to manage and mitigate these factors may be unsuccessful, and the effectiveness of these efforts depends on factors beyond our control, including the duration and severity of any pandemic or disease outbreak, as well as third party actions taken to contain its spread and mitigate public health effects.

The ultimate impact of the COVID-19 pandemic on our business will depend on many factors, including, among others, the duration of social distancing and stay-at-home and work-from-home mandates and recommendations and whether additional waves of COVID-19 or different variants of COVID-19 will affect the United States and other markets, our ability and the ability of our suppliers to continue to operate our and their manufacturing facilities and maintain the supply chain without material disruption and procure ingredients, packaging and other raw materials when needed despite unprecedented demand in the food industry, and the extent to which macroeconomic conditions resulting from the pandemic and the pace of the subsequent recovery may impact consumer eating and shopping habits. We cannot predict the duration or scope of the disruption. Therefore, the financial impact cannot be reasonably estimated at this time.

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

Sources and Uses of Cash

Lifeway had a net increase in cash and cash equivalents of $4,090 during the year ended December 31, 2020 and a net increase in cash and cash equivalents of $838 in the same period in 2019. The drivers of the year over year change are as follows:

Net cash provided by operating activities was $6,385 and $3,811 during the year ended December 31, 2020 and 2019, respectively. The increase in cash provided by operating activities is primarily due to the increase in cash generated through higher revenues and reduced expenses in 2020, offset by the change in working capital.

Net cash used in investing activities was $1,890 during the year ended December 31, 2020 compared to net cash provided by investing activities of $838 in the same period in 2019. The increase of net cash used in investing activities in 2020 reflects higher capital spending. In addition, during 2019, the Company tendered approximately 45.6% of one of its investments recorded under the cost method on the consolidated balance sheets for cash proceeds of $1,509. See financing section below for use of those proceeds. We received net proceeds of $474 related to the sale of our Skokie, IL facility during 2019. Capital spending was $1,895 during the year ended December 2020 compared to $1,178 in 2019. Our capital spending is focused in three core areas: growth, cost reduction, and facility improvements. Growth capital spending supports new product innovation and enhancements. Cost reduction and facility improvements support manufacturing efficiency, safety and productivity.

Net cash used in financing activities was $405 and $3,811 during the years ended December 31, 2020 and 2019, respectively. Under the terms of our line of credit agreement (see Note 7), we utilized proceeds from our federal and state income tax refunds to repay $1,330 on our revolving line of credit during 2019. We utilized the proceeds from the sale of our Skokie, IL facility to repay $459 on our revolving line of credit during 2019. We utilized proceeds from the sale of our investment described in the investing section above to make a mandatory prepayment of $1,484 on our revolving line of credit during 2019.

On November 1, 2017, Lifeway’s Board approved an increase in the aggregate amount under our previously announced 2015 stock repurchase program (the “2017 Repurchase Plan Amendment”), by adding to (i.e., exclusive of the shares previously authorized under the 2015 stock repurchase program) the authorization the lesser of $5,185 or 625 shares. We repurchased approximately 179 shares of common stock at a cost of $405 during the year ended December 31, 2020 under the 2017 Repurchase Plan Amendment. We repurchased approximately 211 shares of common stock at a cost of $538 during the year ended December 31, 2019 under the 2017 Repurchase Plan Amendment. We may execute transactions from time to time in the open market or by private negotiation, in accordance with all applicable securities laws and regulations. We intend to hold repurchased shares in treasury for general corporate purposes, including issuances under our 2015 Omnibus Incentive Plan.

Debt Obligations

On September 30, 2020, Lifeway entered into the Third Modification to the Amended and Restated Loan and Security Agreement, as amended, (the “Third Modification”) with its existing lender. The Third Modification amends the Amended and Restated Loan and Security Agreement, as amended, by removing the monthly borrowing base reporting requirement effective September 30, 2020, including a covenant to maintain a quarterly minimum working capital financial covenant, as defined, of no less than $11.25 million each of the fiscal quarters commencing the fiscal quarter ended December 31, 2020 through the expiration date, and eliminating the tier interest pricing structure. The Amended and Restated Loan and Security Agreement continues to provide Lifeway with a revolving line of credit up to a maximum of $5 million (the “Revolving Loan”) and provides the Borrowers with an incremental facility not to exceed $5 million (the “Incremental Facility” and together with the Revolving Loan, the “Loans”). The Termination Date of the Revolving Loan was extended to June 30, 2025, unless earlier terminated.

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

As of December 31, 2020, we had $2,768 net of $9 of unamortized deferred financing costs, outstanding under the Revolving Credit Facility. We had $2,223 available for future borrowings as of December 31, 2020.

As amended, all outstanding amounts under the Loans bear interest, at Lifeway’s election, at either the lender Base Rate (the Prime Rate minus 1.00%) or the LIBOR plus 1.95%, payable monthly in arrears. Lifeway is also required to pay a quarterly unused line fee of 0.20% and, in conjunction with the issuance of any letters of credit, a letter of credit fee of 0.20%. Lifeway’s interest rate on debt outstanding under our Revolving Credit Facility as of December 31, 2020 was 2.10%.

We are in compliance with all applicable financial debt covenants as of December 31, 2020. See Note 7 to our Consolidated Financial Statements for additional information regarding our indebtedness and related agreements.

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

Goodwill and intangible asset valuation

Goodwill totaled $9,124 as of December 31, 2020. The Company completed its annual goodwill impairment analysis as of December 31, 2020. Our assessment did not result in an impairment. Goodwill represents the excess purchase price over the fair value of the net tangible and other identifiable intangible assets acquired. We estimate the fair value of our one reporting unit annually (as of December 31), or more frequently if certain conditions exist, using a combination of the fair values derived from both the income approach and the market approach. Under the income approach, we calculate the fair value of a reporting unit based on the present value of estimated future cash flows. Cash flow projections are based on our estimates of revenue growth rates and operating margins, taking into consideration industry and market conditions. The discount rate used to determine the present value of future cash flows is based on the weighted-average cost of capital adjusted for the relevant risk associated with business-specific characteristics and the uncertainty related to the business's ability to execute on the projected cash flows. The market approach estimates fair value based on market multiples of revenue and earnings derived from comparable publicly-traded companies with similar operating and investment characteristics. The resulting fair value, based on the income and market approaches, is then compared to the carrying value to determine if impairment is necessary.

We reviewed our indefinite lived intangible assets, which consist of brand names totaling $3,700 as of December 31, 2020, using the relief from royalty method. Significant assumptions include the royalty rate, revenue growth rates, and discount rates. Our assumptions were based on historical performance and management estimates of future performance. Our assessment did not result in an impairment in 2020.

Sales discounts & allowance.

We offer various trade promotions and sales incentive programs to customers and consumers. From time to time, we grant certain sales discounts to customers which are classified as a reduction in sales. The measurement and recognition of discounts and allowances involve the use of judgment and our estimates are made based on historical experience and specific customer program accruals. Differences between estimated and actual discount and allowance costs are normally not material and are recognized in earnings in the period such differences are determined. The process for analyzing trade promotion programs could impact our results of operations and trade spending accruals depending on how actual results of the programs compare to original estimates. As of December 31, 2020, we had $1 million of accrued discounts and allowances.

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

Income taxes.

We pay income taxes based on tax statutes, regulations, and case law of the various jurisdictions in which we operate. At any given time, multiple tax years are subject to audit by the various taxing authorities. Income taxes are accounted for under the asset and liability method. Deferred income tax assets and liabilities are recognized for the future tax effects of temporary differences between financial and income tax reporting using tax rates in effect for the years in which the differences are expected to reverse.

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

ITEM 8           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and

Stockholders of Lifeway Foods, Inc. and Subsidiaries:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Lifeway Foods, Inc. and Subsidiaries (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ Mayer Hoffman McCann P.C.

We have served as the Company's auditor since 2015

Chicago, Illinois

March 25 2021

LIFEWAY FOODS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

December 31, 2020 and 2019

(In thousands)

	December 31,
	2020	2019
Current assets
Cash and cash equivalents	$7,926	$3,836
Accounts receivable, net of allowance for doubtful accounts and discounts & allowances of $1,350 and $1,100 at December 31, 2020 and 2019, respectively	8,002	6,692
Inventories, net	6,930	6,392
Prepaid expenses and other current assets	1,163	1,598
Refundable income taxes	31	681
Total current assets	24,052	19,199

Property, plant and equipment, net	21,048	22,274
Operating lease right-of use asset	345	738

Intangible assets
Goodwill and indefinite-lived intangibles	12,824	12,824
Other intangible assets, net	–	152
Total intangible assets	12,824	12,976

Other Assets	1,800	1,800
Total assets	$60,069	$56,987

Current liabilities
Accounts payable	$5,592	$5,282
Accrued expenses	2,196	4,087
Accrued income taxes	653	154
Total current liabilities	8,441	9,523
Line of credit	2,768	2,745
Operating lease liabilities	165	488
Deferred income taxes, net	1,764	922
Other long-term liabilities	77	58
Total liabilities	13,215	13,736

Commitments and contingencies

Stockholders’ equity
Preferred stock, no par value; 2,500 shares authorized; no shares issued or outstanding at 2020 and 2019	–	–
Common stock, no par value; 40,000 shares authorized; 17,274 shares issued; 15,604 and 15,710 shares outstanding at 2020 and 2019	6,509	6,509
Paid-in capital	2,600	2,380
Treasury stock, at cost	(12,450)	(12,601)
Retained earnings	50,195	46,963
Total stockholders’ equity	46,854	43,251

Total liabilities and stockholders’ equity	$60,069	$56,987

See accompanying notes to consolidated financial statements

LIFEWAY FOODS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

For the Years Ended December 31, 2020 and 2019

(In thousands, except per share data)

	2020	2019

Net sales	$102,026	$93,662

Cost of goods sold	72,006	68,367
Depreciation expense	3,087	3,146
Total cost of goods sold	75,093	71,513

Gross profit	26,933	22,149

Selling expenses	10,197	11,062
General and administrative	11,661	12,828
Amortization expense	152	192
Total operating expenses	22,010	24,082

Income (loss) from operations	4,923	(1,933)

Other income (expense):
Interest expense	(118)	(249)
Fair value gain on investments	–	1,731
Realized gain on investments, net	4	1,413
(Loss) gain on sale of property and equipment	(28)	189
Other income	47	84
Total other (expense) income	(95)	3,168

Income before provision for income taxes	4,828	1,235

Provision for income taxes	1,596	782

Net income	$3,232	$453

Basic earnings per common share	$0.21	$0.03

Diluted earnings per common share	$0.21	$0.03

Weighted average number of shares outstanding - Basic	15,597	15,748

Weighted average number of shares outstanding - Diluted	15,766	15,804

See accompanying notes to consolidated financial statements

LIFEWAY FOODS, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

For the Years Ended December 31, 2020 and 2019

(In thousands)

	Common Stock
	Issued		In treasury		Paid-In	Retained	Total
	Shares	$	Shares	$	Capital	Earnings	Equity

Balance, January 1, 2019	17,274	$6,509	(1,460)	$(12,970)	$2,303	$46,563	$42,405

Cumulative impact of change in accounting principles, net of tax	–	–	–	–	–	(53)	(53)

Treasury stock purchased	–	–	(211)	(538)	–	–	(538)

Issuance of common stock in connection with stock-based compensation	–	–	107	907	(438)	–	469

Stock-based compensation	–	–	–	–	515	–	515

Net income	–	–	–	–	–	453	453

Balance, December 31, 2019	17,274	$6,509	(1,564)	$(12,601)	$2,380	$46,963	$43,251

Treasury stock purchased	–	–	(179)	(405)	–	–	(405)

Issuance of common stock in connection with stock-based compensation	–	–	74	556	(62)	–	494

Stock-based compensation	–	–	–	–	282	–	282

Net Income	–	–	–	–	–	3,232	3,232

Balance, December 31, 2020	17,274	$6,509	(1,669)	$(12,450)	$2,600	$50,195	$46,854

See accompanying notes to consolidated financial statements

LIFEWAY FOODS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2020 and 2019

(In thousands)

	2020	2019

Cash flows from operating activities:
Net income	$3,232	$453
Adjustments to reconcile net income to operating cash flow:
Depreciation and amortization	3,239	3,338
Non-cash interest expense	23	23
Non-cash rent expense	(37)	(17)
Bad debt expense	(6)	7
Deferred Revenue	(91)	(97)
Reserve for inventory obsolescence	–	(52)
Stock-based compensation	393	838
Deferred income taxes	841	533
Fair value gain on investment	–	(1,731)
Net gain on sale of investment	–	(1,413)
(Loss) gain on sale of property and equipment	28	(189)
(Increase) decrease in operating assets:
Accounts receivable	(1,304)	(423)
Inventories	(538)	(523)
Refundable income taxes	649	2,067
Prepaid expenses and other current assets	423	(526)
Increase (decrease) in operating liabilities:
Accounts payable	311	710
Accrued expenses	(1,278)	783
Operating lease asset amortization/liability	–	(17)
Accrued income taxes	500	47
Net cash provided by operating activities	6,385	3,811

Cash flows from investing activities:
Purchases of investments	–	(15)
Proceeds from sale of investments	–	1,509
Purchases of property and equipment	(1,895)	(1,178)
Proceeds from sale of property and equipment	5	522
Net cash (used in) provided by investing activities	(1,890)	838

Cash flows from financing activities:
Purchase of treasury stock	(405)	(538)
Repayment of line of credit	–	(3,273)
Net cash used in financing activities	(405)	(3,811)

Net increase in cash and cash equivalents	4,090	838
Cash and cash equivalents at the beginning of the period	3,836	2,998
Cash and cash equivalents at the end of the period	$7,926	$3,836

Supplemental cash flow information:
Cash paid for income taxes, net of (refunds)	$(426)	$(1,865)
Cash paid for interest	99	259
Non-cash investing activities
Right-of-use assets recognized at ASU 2016-02 transition	–	944
Operating lease liability recognized at ASU 2016-02 transition	–	997
Increase (decrease) in right-of-use assets and operating lease obligations	(44)	305
Non-cash financing activities
Issuance of common stock under equity incentive plans	522	–

See accompanying notes to consolidated financial statements

LIFEWAY FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2020 and 2019

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

Accounts Receivable

We provide credit terms to customers in-line with industry standards and maintain allowances for potential credit losses based on historical experience. Customer balances are written off after all collection efforts are exhausted. Estimated product returns, which have not been material, are deducted from sales at the time of revenue recognition. The Company does not charge interest on past due accounts receivable.

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

Intangible Assets

Goodwill and indefinite-lived intangible assets

Goodwill represents the excess purchase price over the fair value of the net tangible and other identifiable intangible assets acquired. We estimate the fair value of our one reporting unit annually (as of December 31), or more frequently if certain conditions exist, using a combination of the fair values derived from both the income approach and the market approach. Under the income approach, we calculate the fair value of a reporting unit based on the present value of estimated future cash flows. Cash flow projections are based on our estimates of revenue growth rates and operating margins, taking into consideration industry and market conditions. The discount rate used to determine the present value of future cash flows is based on the weighted-average cost of capital adjusted for the relevant risk associated with business-specific characteristics and the uncertainty related to the business's ability to execute on the projected cash flows. The market approach estimates fair value based on market multiples of revenue and earnings derived from comparable publicly traded companies with similar operating and investment characteristics. The resulting fair value, based on the income and market approaches, is then compared to the carrying value to determine if impairment is necessary.

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

Definite lived intangible assets

Intangible assets acquired in a business combination are recorded at their estimated fair values at the date of acquisition. Identifiable intangible assets with finite lives are amortized over their estimate useful lives as follows:

Asset	Useful Life
Recipes	4 years
Trade names	8-15 years
Formula	10 years
Customer lists	5-10 years
Customer relationships	12 years

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

The Company records its investments in equity securities without a readily determinable fair value at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. During October 2019, the Company sold approximately 45.6% of one of its investments recorded under the cost method and recognized a $1,438 gain on sale of investment, which is recorded in other income (expense) on the consolidated statements of operations. The Company also recorded an unrealized gain of $1,731 resulting from the observable price change of this transaction, which is recorded in other income (expense) on the consolidated statements of operations. As of December 31, 2020, and 2019, the Company has one investment without a readily determinable fair value which is recorded at $1,800 in other assets on the consolidated balance sheet.

Income taxes

The Provision for income taxes includes federal, state, local and foreign income taxes currently payable, and those deferred because of temporary differences between the financial statement and tax bases of assets and liabilities. Deferred tax assets or liabilities are computed based on the difference between the financial statement and income tax bases of assets and liabilities using enacted tax rates expected to apply to taxable income in the year in which the deferred tax assets or liabilities are expected to be realized or settled. The principal sources of temporary differences are different depreciation and amortization methods for financial statement and tax purposes, incentive compensation, unrealized gain, capitalization of indirect inventory costs for tax purposes, reserves for excess and obsolete inventory and the allowance for doubtful accounts.

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

Share-based compensation

Share-based compensation expense is recognized for equity awards over the vesting period based on their grant date fair value. The fair value of restricted stock awards is equal to the closing price of our stock on the date of grant. We do not estimate forfeitures in measuring the grant date fair value, but rather account for forfeitures as they occur. The Company issues share based equity awards from treasury shares.

Treasury stock

Treasury stock is recorded using the cost method.

Advertising costs

Lifeway expenses advertising costs as incurred and reported in Selling expense in our consolidated statements of operations. For the years ended December 31, 2020 and 2019 total advertising expenses were $2,407 and $3,394, respectively.

Earnings (loss) per common share

Basic earnings (loss) per common share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares issued and outstanding during the reporting period. Diluted earnings (loss) per common share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares issued and outstanding and the effect of all dilutive common stock equivalents related to the Company’s outstanding stock-based compensation awards outstanding during the reporting period. For the years ended December 31, 2020 and 2019, there were 169 and 56 common stock equivalents outstanding, respectively.

Recent accounting pronouncements

Issued by not yet effective

In March 2020, the FASB issued Accounting Standards Update (“ASU”) No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The new guidance provides optional expedients and exceptions for applying generally accepted accounting principles (GAAP) to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. The guidance will be effective prospectively as of March 12, 2020 through December 31, 2022 and interim periods within those fiscal years. Management is currently evaluating the impact that the new guidance will have on the consolidated financial statements.

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The new guidance is intended to enhance and simplify various aspects of the accounting for income taxes. The new guidance eliminates certain exceptions to the general approach to the income tax accounting model and adds new guidance to reduce the complexity in accounting for income taxes. The guidance will be effective for fiscal years beginning after December 15, 2020 and interim periods within those fiscal years. Early adoption of the amendments is permitted, including adoption in any interim period for public business entities for periods for which financial statements have not yet been issued. Management does not anticipate the adoption of this ASU will have a material impact on our consolidated financial statements and disclosures.

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

Note 3 – Inventories, net

Inventories consisted of the following:

	December 31,
	2020	2019
Ingredients	$1,725	$1,942
Packaging	2,234	2,230
Finished goods	2,971	2,220
Total inventories, net	$6,930	$6,392

Note 4 – Property, Plant and Equipment, net

Property, plant and equipment consisted of the following:

	December 31,
	2020	2019
Land	$1,565	$1,565
Buildings and improvements	17,834	17,332
Machinery and equipment	31,707	30,670
Vehicles	778	778
Office equipment	857	851
Construction in process	228	362
	52,969	51,558
Less accumulated depreciation	(31,921)	(29,284)
Total property, plant and equipment, net	$21,048	$22,274

Note 5 – Goodwill and Intangible Assets

Goodwill and indefinite-lived intangible assets consisted of the following:

	December 31,
	2020	2019
Goodwill	$10,368	$10,368
Accumulated impairment losses	(1,244)	(1,244)
Goodwill	9,124	9,124
Brand names	3,700	3,700
Goodwill and indefinite lived intangible assets	$12,824	$12,824

Goodwill

The Company performed the annual impairment assessment of goodwill for our single reporting unit as of December 31, 2020 and 2019, noting no impairment loss. Considerable management judgment is necessary to evaluate goodwill for impairment. We estimate fair value using widely accepted valuation techniques including discounted cash flows and market multiples analysis with respect to our single reporting unit. These valuation approaches are dependent upon a number of factors, including estimates of future growth rates, our cost of capital, capital expenditures, income tax rates, and other variables. Assumptions used in our valuations were consistent with our internal projections and operating plans. Our discounted cash flows forecast could be negatively impacted by a change in the competitive landscape, any internal decisions to pursue new or different strategies, a loss of a significant customer, or a significant change in the market place including changes in the prices paid for our products or changes in the size of the market for our products. Additionally, under the market approach analysis, we used significant other observable inputs including various guideline company comparisons. We base our fair value estimates on assumptions we believe to be reasonable, but which are unpredictable and inherently uncertain. Changes in these estimates or assumptions could materially affect the determination of fair value and the conclusions of the quantitative goodwill test for our one reporting unit.

Indefinite-lived Intangible Assets

The Company performed the annual impairment assessment on the indefinite-lived intangible asset as of December 31, 2020 and 2019, resulting in no impairment losses.

Finite-lived Intangible Assets

Other intangible assets, net consisted of the following:

	December 31,
	2020	2019
Recipes	$44	$44
Customer lists and other customer related intangibles	4,529	4,529
Customer relationships	985	985
Trade names	2,248	2,248
Formula	438	438
	8,244	8,244
Accumulated amortization	(8,244)	(8,092)
Intangible assets, net	$–	$152

Note 6 – Accrued Expenses

Accrued expenses consisted of the following:

	December 31,
	2020	2019
Payroll and incentive compensation	$1,366	$3,009
Real estate taxes	341	398
Current portion of operating lease liabilities	179	285
Other	310	395
Total accrued expenses	$2,196	$4,087

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

As of December 31, 2020, we had $2,768 net of $9 of unamortized deferred financing costs, outstanding under the Revolving Credit Facility. We had $2,223 available for future borrowings as of December 31, 2020.

As amended, all outstanding amounts under the Loans bear interest, at Lifeway’s election, at either the lender Base Rate (the Prime Rate minus 1.00%) or the LIBOR plus 1.95%, payable monthly in arrears. Lifeway is also required to pay a quarterly unused line fee of 0.20% and, in conjunction with the issuance of any letters of credit, a letter of credit fee of 0.20%. Lifeway’s interest rate on debt outstanding under our Revolving Credit Facility as of December 31, 2020 was 2.10%.

We were in compliance with the fixed charge coverage ratio and minimum working capital covenants at December 31, 2020.

Note 8 – Leases

Lifeway has operating leases for two retail stores for its Lifeway Kefir Shop subsidiary and office space which includes fixed base rent payments as well as variable rent payments to reimburse the landlord for operating expenses and taxes. The Company terminated its office space leases in June 2020. The Company also lease certain machinery and equipment with fixed base rent payments and variable costs based on usage. Remaining lease terms for these leases range from less than 1 year to 4 years. Some of our leases include options to extend the leases for up to 5 years and have been included in our calculation of the right-of-use asset and lease liabilities. Lifeway includes only fixed payments for lease components in the measurement of the right-of-use asset and lease liability. Variable lease payments are those that vary because of changes in facts or circumstances occurring after the commencement date, other than the passage of time. There are no residual value guarantees. We do not currently have leases which meet the finance lease classification as defined under ASC 842.

We do not record leases with an initial term of 12 months or less on the balance sheet. Expense for these short-term leases is recorded on a straight-line basis over the lease term. Total lease expense was $440 and $688 (including short term leases) for the years ended December 31, 2020 and 2019, respectively.

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

Future maturities of lease liabilities were as follows

Year	Operating Leases
2021	$198
2022	154
2023	18
2024	2
Total lease payments	372
Less: Interest	(28)
Present value of lease liabilities	$344

The weighted-average remaining lease term for our operating leases was 2.0 years as of December 31, 2020. The weighted average discount rate of our operating leases was 7.75% as of December 31, 2020. Cash paid for amounts included in the measurement of lease liabilities was $384 for the year ended December 31, 2020.

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

Note 10 – Income taxes

The provision (benefit) for income taxes consists of the following:

	For the Years Ended December 31,
	2020	2019
Current:
Federal	$398	$(27)
State and local	357	276
Total current	755	249
Deferred	841	533
Provision for income taxes	$1,596	$782

A reconciliation of the U.S. federal statutory rate to the effective tax rate used in the provision for income taxes is as follows:

	2020			2019
	Amount	Percentage		Amount	Percentage
Federal income tax at statutory rate	$1,015	21.0%		$259	21.0%
State and local tax, net	428	8.9%		180	14.5%
Other permanent differences	12	0.3%		14	1.1%
Section 162m	296	6.1%		105	8.5%
Stock based compensation	157	3.2%		149	12.1%
Uncertain tax positions	(43)	(0.9%	)	79	6.4%
Change in tax rates	(245)	(5.0%	)	8	0.7%
Change in tax estimate	-	0.0%		(12)	(1.0%	)
Other	(24)	(0.5%	)	–	0.0%
Provision for income taxes	$1,596	33.1%		$782	63.3%

The tax effects of temporary differences giving rise to deferred income tax assets and liabilities are as follows:

	December 31,
	2020	2019
Deferred tax liabilities attributable to:
Accumulated depreciation and amortization	$(2,101)	$(2,015)
Unrealized gains	(467)	(465)
Total deferred tax liabilities	(2,568)	(2,480)
Deferred tax assets attributable to:
Net operating losses	6	507
Accrued compensation	149	89
Incentive compensation	168	473
Inventory	323	312
Allowances for doubtful accounts and discounts	109	115
Deferred revenue	15	40
Other	34	22
Total net deferred tax assets	804	1,558
Net deferred tax liabilities	$(1,764)	$(922)

The following table details the Company's tax attributes related to net operating losses for which it has recorded deferred tax assets.

Tax Attributes	Gross Amount	Net Amount	Expiration Years
State net operating losses	$116	$6	2035
		$6

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2020	2019
Balance at January 1	$142	$63
Additions based on tax positions of prior years	–	79
Reduction for tax positions of prior years	(47)	–
Balance at December 31	$95	$142

Lifeway is subject to U.S. federal income tax as well as income tax in multiple state and city jurisdictions. With limited exceptions, our calendar year 2017 and subsequent federal and state tax years remain open by statute. The amount of unrecognized tax benefits that, if recognized, would impact the annual effective tax rate was not significant as of December 31, 2020. The annual effective tax rate would have decreased by 2.0% as of December 31, 2019 if the unrecognized tax benefits were recognized.

The amount of interest and penalties recognized in the consolidated statements of operations was $(16) and $41 during 2020 and 2019, respectively. The amount of accrued interest and penalties recognized in the consolidated balance sheets was $44 and $60 at December 31, 2020 and 2019, respectively.

Note 11 – Stock-based and Other Compensation

In December 2015, Lifeway stockholders approved the 2015 Omnibus Incentive Plan, which authorized the issuance of an aggregate of 3.5 million shares to satisfy awards of stock options, stock appreciation rights, unrestricted stock, restricted stock, restricted stock units, performance shares and performance units to qualifying employees. Under the Plan, the Board or its Audit and Corporate Governance Committee approves stock awards to executive officers and certain senior executives, generally in the form of restricted stock or performance shares. The number of performance shares that participants may earn depends on the extent to which the corresponding performance goals have been achieved. Stock awards generally vest over a three-year performance or service period. At December 31, 2020, 3.317 million shares remain available under the Omnibus Incentive Plan. While we plan to continue to issue awards pursuant to the Plan at least annually, we may choose to suspend the issuance of new awards in the future and may grant additional awards at any time including issuing special grants of restricted stock, restricted stock units, and stock options to attract and retain new and existing executives.

Stock Options

The following table summarizes stock option activity during the year ended December 31, 2020:

	Options	Weighted average exercise price	Weighted average remaining contractual life	Aggregate intrinsic value

Outstanding at December 31, 2019	41	$10.42	6.22	$–
Granted	–	–	–
Exercised	–	–	–	–
Forfeited	–	–	–	–
Outstanding at December 31, 2020	41	$10.42	5.22	$–
Exercisable at December 31, 2020	41	$10.42	5.22	$–

As of December 31, 2019, all outstanding options were vested and there was no remaining unearned compensation expense. For the year ended December 31, 2019 total stock-based compensation expense recognized in the consolidated statements of operations was $1. For the year ended December 31, 2019, no tax-related benefits were recognized.

We measure the fair value of stock options using the Black-Scholes option pricing model. The expected term of options granted was based on the weighted average time of vesting and the end of the contractual term. We utilized this simplified method as we did not have sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected term.

Restricted Stock Awards

A Restricted Stock Award (“RSA”) represents the right to receive one share of common stock in the future. RSAs have no exercise price. The grant date fair value of the awards is equal to our closing stock price on the grant date. The following table summarizes RSA activity during the year ended December 31, 2020.

RSA’s

Outstanding at December 31, 2019	47
Granted	57
Shares issued upon vesting	(13)
Forfeited	(13)
Outstanding at December 31, 2020	78
Weighted average grant date fair value per share outstanding	$3.06

We expense RSA’s over the service period. For the years ended December 31, 2020 and 2019 total stock-based compensation expense recognized in the consolidated statements of operations was $83 and $109, respectively. For the years ended December 31, 2020 and 2019 tax-related benefits of $22 and $30, respectively, were also recognized. As of December 31, 2020, the total remaining unearned compensation related to non-vested RSA’s was $134, which is expected to be amortized over the weighted-average remaining service period of 1.36 years.

Long-Term Incentive Plan Compensation

Lifeway established long-term incentive-based compensation programs for fiscal year 2017 (the “2017 Plan”) and for fiscal year 2019 (the “2019 Plan”) for certain senior executives and key employees (the “participants”). Under both the 2017 Plan, long-term incentive compensation is based on Lifeway’s achievement of certain sales and adjusted EBITDA performance levels versus respective targets established by the Board for each fiscal year. Under the 2019 Plan, long-term equity incentive compensation is based on Lifeway’s achievement of four strategic milestones over a three-year period from Fiscal 2019 through Fiscal 2021.

2017 Plan

Under the 2017 Plan, collectively the participants had the opportunity to earn cash and equity-based incentive compensation in amounts ranging from $0 to $11,025 depending on Lifeway’s performance levels compared to the respective targets and the participants performance compared to their individual objectives. The equity portion of the incentive compensation is payable in restricted stock that vests one-third in each of the three years from the 2017 grant dates. For the years ended December 31, 2020 and 2019, $49 and $288 was expensed as stock-based compensation expense in the consolidated statements of operations, respectively. As of December 31, 2020, there was no remaining expense.

2019 Plan

Under the 2019 Plan, collectively the participants have the opportunity to earn equity-based incentive compensation in amounts ranging from $0 to $1,733 depending on Lifeway’s performance levels compared to the respective targets. The equity-based incentive compensation is payable in restricted stock that vests 50% of unvested shares in year one, 50% of unvested shares in year two, and 100% of remaining unvested shares in year three from the 2019 grant date. For the years ended December 31, 2020 and 2019, $112 and $51 was expensed under the 2019 Plan as stock-based compensation expense in the consolidated statements of operations, respectively.

2019 Retention Award

During 2019, we awarded a special retention grant (the “2019 Retention Award”) of restricted stock to senior executives and key employees (the “participants”). The equity-based incentive compensation is payable in restricted stock that vests one-third in March 2019, one-third in March 2020 and one-third in March 2021. For the years ended December 31, 2020 and 2019, $87 and $342 was expensed as stock-based compensation expense in the consolidated statements of operations, respectively. As of December 31, 2020, the total remaining unearned compensation was $14, which will be recognized in 2021, subject to vesting.

2020 CEO Incentive Award

During the fourth quarter 2020, we awarded a long-term equity-based incentive of $750 to our Chief Executive Officer (the “2020 CEO Award”) depending on Lifeways 2020 performance levels compared to the respective targets. The equity-based incentive compensation is payable in restricted stock that vests one-third in March 2022, one-third in March 2023, and one-third in March 2024. The issuance of vested equity awards is subject to approval under the Stock Purchase Agreement dated October 1, 1999. For the year ended December 31, 2020, $50 was expensed as stock-based compensation expense in the consolidated statements of operations. As of December 31, 2020, the total remaining unearned compensation was $700, of which $364 will be recognized in 2021, $221 in 2022, $98 in 2023, and $17 in 2024, respectively, subject to vesting.

Retirement Benefits

Lifeway has a defined contribution plan which is available to substantially all full-time employees. Under the terms of the plan we match employee contributions under a prescribed formula. For the years ended December 31, 2020 and 2019 total contribution expense recognized in the consolidated statements of operations was $420 and $367, respectively.

Note 12 – Segments, Products and Customers

Lifeway’s primary product is drinkable kefir, a cultured dairy product. Lifeway Kefir is tart and tangy, high in protein, calcium and vitamin D. Thanks to our exclusive blend of kefir cultures, each cup of kefir contains 12 live and active cultures and 25 to 30 billion beneficial CFU (Colony Forming Units) at the time of manufacture.

We manufacture (directly or through co-packers) and market products under the Lifeway and Fresh Made brand names, as well as under private labels on behalf of certain customers.

Our product categories are:

•	Drinkable Kefir, sold in a variety of organic and non-organic sizes, flavors, and types, including low-fat, non-fat, whole milk, protein, and BioKefir (a 3.5 oz. kefir with additional probiotic cultures).

•	European-style soft cheeses, including farmer cheese, white cheese, and Sweet Kiss.

•	Cream and other, which consists primarily of cream, a byproduct of making our kefir.

•	ProBugs, a line of kefir products designed for children.

•	Other Dairy, which includes Cupped Kefir and Icelandic Skyr, a line of strained kefir and yogurt products in resealable cups.

•	Frozen Kefir, available in soft serve and pint-size containers.

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

Net sales of products by category were as follows for the years ended December 31:

	2020		2019
In thousands	$	%	$	%

Drinkable Kefir other than ProBugs	$81,437	80%	$71,822	77%
Cheese	12,905	13%	11,459	12%
Cream and other	2,872	3%	4,228	4%
ProBugs Kefir	2,733	2%	2,780	3%
Other dairy	1,594	1%	1,756	2%
Frozen Kefir (a)	485	1%	1,617	2%
Net Sales	$102,026	100%	$93,662	100%

(a)	Includes Lifeway Kefir Shop sales

Significant Customers – Sales are predominately to companies in the retail food industry located within the United States. Two major customers accounted for approximately 21% and 22% of net sales for the years ended December 31, 2020 and 2019, respectively. Two major customers accounted for approximately 22% and 17% of accounts receivable as of December 31, 2020 and 2019, respectively.

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

Pursuant to the share repurchase program, during the year ended December 31, 2020, the Company repurchased 179 shares at a cost of $405 or approximately $2.27 per share. During the year ended December 31, 2019, the Company repurchased 211 shares at a cost of $538 or approximately $2.55 per share. During the year, the Company reached the amended threshold of 625 shares and therefore no shares of common stock remain available to be purchased under the 2017 Repurchase Plan Amendment as of December 31, 2020.

Note 14 – Related party transactions

Lifeway obtains consulting services from the Chairperson of its board of directors. Fees earned are included in general and administrative expenses in the accompanying consolidated statements of operations and were $1,000 during the years ended December 31, 2020 and 2019.

On December 28, 2020, Lifeway entered into an amended and restated consulting agreement (the “Agreement”), effective as of December 31, 2020, with the Chairperson. Under the terms and conditions of the Agreement, the Chairperson will continue to provide consulting services with respect to, among other things, our business strategy, international expansion and product management and expansion. For the services, the Company will pay an annual service fee of $500. The Chairperson will also be eligible for an annual performance fee target of $500 based on the achievement of specified performance criteria. The Chairpersons annual service fee and target bonus amounts are subject to periodic change by the Compensation Committee of the Company’s Board of Directors on 30 days’ prior written notice to the Chairperson. The Agreement shall continue until either party provides at least a 10-day written notice of termination.

Lifeway is also a party to a royalty agreement with the Chairperson of its board of directors under which we pay the Chairperson a royalty based on the sale of certain Lifeway products, not to exceed $50 in any fiscal month. Royalties earned are included in selling expenses in the accompanying consolidated statements of operations and were $600 and $588 during the years ended December 31, 2020 and 2019, respectively.

Note 15 – COVID-19

The ultimate impact that the COVID-19 pandemic or any future pandemic or disease outbreak will have on our business and our consolidated results of operations is uncertain.

To date we have seen increased customer and consumer demand for our products as consumers initially began pantry loading and have increased their at-home consumption as a result of social distancing and stay-at-home and work-from-home mandates and recommendations. However, this increased customer and consumer demand may decrease in the coming months if and when the need for social distancing and stay-at-home and work-from-home mandates and recommendations decrease, and we are unable to predict the nature and timing of when that impact may occur, if at all. .

Although to date we have not experienced supply chain constraints, and we have continued to be able to fully satisfy customer and consumer demand for our products, the continued unprecedented demand for food and other consumer packaged goods products as a result of the COVID-19 pandemic or any future pandemic may limit the availability of, or increase the cost of, ingredients, packaging and other raw materials necessary to produce our products, and our operations may be negatively impacted. Additionally, pandemics or disease outbreaks could result in a widespread health crisis that could adversely affect economies and financial markets, consumer spending and confidence levels resulting in an economic downturn that could affect customer and consumer demand for our products.

Our efforts to manage and mitigate these factors may be unsuccessful, and the effectiveness of these efforts depends on factors beyond our control, including the duration and severity of any pandemic or disease outbreak, as well as third party actions taken to contain its spread and mitigate public health effects.

The ultimate impact of the COVID-19 pandemic on our business will depend on many factors, including, among others, the duration of social distancing and stay-at-home and work-from-home mandates and recommendations and whether additional waves of COVID-19 or different variants of COVID-19 will affect the United States and other markets, our ability and the ability of our suppliers to continue to operate our and their manufacturing facilities and maintain the supply chain without material disruption and procure ingredients, packaging and other raw materials when needed despite unprecedented demand in the food industry, and the extent to which macroeconomic conditions resulting from the pandemic and the pace of the subsequent recovery may impact consumer eating and shopping habits. We cannot predict the duration or scope of the disruption. Therefore, the financial impact cannot be reasonably estimated at this time.

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

As of December 31, 2020 (the “Evaluation Date”), we conducted an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2020 in ensuring that information required to be disclosed by us under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified under the Exchange Act rules.

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

27

Internal control over financial reporting has inherent limitations which may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or because the level of compliance with related policies or procedures may deteriorate.

Management, including our Chief Executive Officer and our Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2020. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework (2013). Based on this assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2020.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.       OTHER INFORMATION

None.

28

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

29

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

3.	Exhibits.

No.	Description	Form	Period Ending	Exhibit	Filing Date

3.1	Amended and Restated Bylaws.	10-K	12/31/2017	3.1	3/30/2018

3.2	Articles of Incorporation, as amended and currently in effect	10-K	12/31/2013	3.2	4/2/2014

10.1	Stock Purchase Agreement dated October 1, 1999 by and among Danone Foods, Inc., Lifeway Foods, Inc., Michael Smolyansky and certain other parties	8-K	0	10.1	10/12/1999

10.2	Stockholders’ Agreement dated October 1, 1999 by and among Danone Foods, Inc., Lifeway Foods, Inc., Michael Smolyansky and certain other parties	8-K	0	10.11	10/12/1999

10.3	Letter Agreement dated December 24, 1999	8-K	0	10.12	1/12/2000

10.4	Employment Agreement, dated September 12, 2002, between Lifeway Foods, Inc. and Julie Smolyansky	10-QSB/A No. 2	9/30/2002	10.14	4/30/2003

10.5	Consulting Agreement by and between the Company and Ludmila Smolyansky, dated as of March 8, 2016	10-K	12/31/2015	10.23	3/16/2016

10.6	Endorsement Agreement by and between the Company and Ludmila Smolyansky, dated as of March 14, 2016	10-K	12/31/2015	10.24	3/16/2016

10.7	Amended and Restated Loan and Security Agreement dated as of May 7, 2018 among Lifeway Foods, Inc., Fresh Made, Inc., The Lifeway Kefir Shop, LLC, Lifeway Wisconsin, Inc., and CIBC Bank USA, as Lender.	8-K		10.1	5/11/2018

30

10.8	Employment Agreement by and between the Company and Amy Feldman, dated as of October 29, 2018	8-K		10.1	11/1/2018

10.9	Employment Agreement by and between the Company and Eric Hanson, dated as of January 18, 2019				1/23/2019

10.10	First Modification to Amended and Restated Loan and Security Agreement dated as of April 10, 2019 among Lifeway Foods, Inc., Fresh Made, Inc., The Lifeway Kefir Shop, LLC, Lifeway Wisconsin, Inc., and CIBC Bank USA, as Lender.	10-K	12/31/18	10.1	4/15/2019

10.11	Second Modification to Amended and Restated Loan and Security Agreement, effective as of December 10, 2019 by and among Lifeway Foods, Inc., Fresh Made, Inc., The Lifeway Kefir Shop, LLC, Lifeway Wisconsin, Inc., and CIBC Bank USA, as Lender.	8-K		10.1	12/10/2019

10.12	Third Modification to Amended and Restated Loan and Security Agreement dated as of September 30, 2020 among Lifeway Foods, Inc., Fresh Made, Inc., The Lifeway Kefir Shop, LLC, Lifeway Wisconsin, Inc., and CIBC Bank USA, as Lender.	8-K	9/30/20	10.1	10/6/2020

10.13	Amended and Restated Consulting Agreement dated December 28, 2020 by and between the Company and Ludmila Smolyansky	8-K	12/28/20	10.1	12/28/20

14	Code of Conduct and Ethics	10-K	12/31/13	14	4/2/2014

21	List of Subsidiaries of the Registrant

23.1	Consent of Mayer Hoffman McCann P.C.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Julie Smolyansky

31.2	Rule 13a-14(a)/15d-14(a) Certification of Eric Hanson

32.1	Section 1350 Certification of Julie Smolyansky

32.2	Section 1350 Certification of Eric Hanson

99.1	Press release dated March 25, 2021 reporting the Company’s financial results for year ended December 31, 2020.

101	Interactive Data Files

ITEM 16.        FORM 10-K SUMMARY.

Not applicable.

31

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIFEWAY FOODS, INC.

Date: March 25, 2021	By:	/s/ Julie Smolyansky
Julie Smolyansky
Chief Executive Officer, President, and Director

Date: March 25, 2021	By:	/s/ Eric Hanson
Eric Hanson
Chief Financial & Accounting Officer

32

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 25, 2021	/s/ Julie Smolyansky
Julie Smolyansky
Chief Executive Officer, President, and Director
(Principal Executive Officer)

Date: March 25, 2021	/s/ Edward Smolyansky
Edward Smolyansky
Chief Operating Officer and Director

Date: March 25, 2021	/s/ Eric Hanson
Eric Hanson
Chief Financial & Accounting Officer
(Principal Financial & Accounting Officer)

Date: March 25, 2021	/s/ Ludmila Smolyansky
Ludmila Smolyansky
Chairperson of the Board of Directors

Date: March 25, 2021	/s/ Jason Scher
Jason Scher
Lead Independent Director

Date: March 25, 2021	/s/ Pol Sikar
Pol Sikar
Director

Date: March 25, 2021	/s/ Jody Levy
Jody Levy
Director

Date: March 25, 2021	/s/ Dorri McWhorter
Dorri McWhorter
Director

33