Form 10-K/A
period 2020-12-31
Lifeway Foods, Inc.
filed 2021-04-30
CIK 814586

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☑	Emerging growth company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the stock was last sold as of June 30, 2020 ($2.28 per share as quoted on the Nasdaq Global Market) was $9,390,506.

As of April 20, 2021, 15,631,314 shares of the registrant’s common stock, no par value, were outstanding.

EXPLANATORY NOTE

Unless otherwise noted or as the context otherwise requires, the term “the Company,” “we,” “us,” or “our” refers to Lifeway Foods, Inc. and its subsidiaries.

This Amendment No. 1 to Form 10–K (this “Amendment”) amends the Company’s Annual Report on Form 10–K of for the fiscal year ended December 31, 2020 (the “Original Filing”), originally filed with the Securities and Exchange Commission (the “SEC”) on March 25, 2021. We are filing this Amendment for the purpose of checking the box on the cover page to indicate we are a non-accelerated filer and to include the information required by Part III (Items 10, 11, 12, 13 and 14) of Form 10-K. The reference on the cover of the Original Filing to the incorporation by reference to portions of our proxy statement for our 2021 Annual Meeting of Stockholders into Part III of the Original Filing is hereby deleted.

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

PART III

ITEM 10.        DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information About Our Directors

Ludmila Smolyansky, Founder and Chairperson of the Board

Age: 71 Director Since: 2002	Board Leadership Roles: • Chairperson of the Board

LUDMILA SMOLYANSKY was appointed as a Director by the Board to fill a vacancy created by an increase of the maximum number of Directors up to seven and unanimously elected as the Chairperson of the Board in November 2002. Mrs. Smolyansky has been the operator of several independent delicatessen and gourmet food distributorship businesses, and imported food distributorships, and been a leading force in the health food market for over 40 years. Mrs. Smolyansky and Michael Smolyansky founded Lifeway and Mrs. Smolyansky served as our General Manager. In 2010, Mrs. Smolyansky retired as a Lifeway employee. She has continued to serve Lifeway as its Chairperson of the Board and as a full-time consultant since 2011. Mrs. Smolyansky devotes as much time as necessary to Lifeway’s business and currently holds no other directorships in any other reporting company. Mrs. Smolyansky is the mother of Julie Smolyansky (the President, Chief Executive Officer, and a Director of the Company) and Edward Smolyansky (the Chief Operating Officer and a Director of the Company). The Smolyansky family maintains a controlling interest in the Company, and the Board believes it is appropriate to provide for continuity of the representation of the Smolyansky family on the Board as a component of our succession planning strategy.

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

Julie Smolyansky, Chief Executive Officer, President, Secretary and Director

Age: 46 Director Since: 2002	Board Leadership Roles: • None

JULIE SMOLYANSKY was appointed as a Director and elected President and Chief Executive Officer of Lifeway by the Board of Directors to fill the vacancies in those positions created by the death of her father, Michael Smolyansky, in June 2002. She was appointed as Secretary effective as of January 1, 2020. She is a graduate with a bachelor’s degree from the University of Illinois at Chicago. Prior to her appointment, Ms. Smolyansky spent six years as Lifeway’s Director of Sales and Marketing. Ms. Smolyansky also served as Lifeway’s Chief Financial Officer and Treasurer from 2002 to 2004. Under her leadership, Lifeway has brought its products into the mainstream, boosted annual revenues tenfold, and expanded distribution throughout the United States, Mexico, the UK, and Ireland, as well as portions of Central and South America and the Caribbean. She has been named to Fortune Business’s ‘40 under 40,’ Fortune’s 55 Most Influential Women on Twitter and Fast Company’s Most Creative People in Business 1000. She holds no other directorships in any other reporting company. Ms. Smolyansky is the daughter of Ludmila Smolyansky (the Chairperson of the Board), and brother of Edward Smolyansky (the Chief Operating Officer and a Director of the Company). The Smolyansky family maintains a controlling interest in the Company, and the Board believes it is appropriate to provide for continuity of the representation of the Smolyansky family on the Board as a component of our succession planning strategy.

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

Edward Smolyansky, Chief Operating Officer

Age: 41 Director Since: 2017	Board Leadership Roles: • None

EDWARD SMOLYANSKY was elected as a Director in June 2017 and is Lifeway’s Chief Operating Officer. Mr. Smolyansky was appointed as Chief Financial and Accounting Officer and Treasurer of Lifeway in November 2004 and appointed as the Chief Operating Officer and Secretary in 2012. He resigned his titles as Chief Financial Officer on January 1, 2016 and as Chief Accounting Officer on August 8, 2016. Mr. Smolyansky retained his title of Chief Operating Officer when the Board appointed Mr. Hanson as Treasurer and as Secretary on October 4, 2019. He also served as Lifeway’s Controller from June 2002 until 2004. He received his bachelor’s degree in finance from Loyola University of Chicago in December 2001. He holds no other directorships in any other reporting company. Mr. Smolyansky is the brother of President, CEO and Secretary, Julie Smolyansky, and the son of Lifeway’s Chairperson of the Board, Ludmila Smolyansky. The Smolyansky family maintains a controlling interest in the Company, and the Board believes it is appropriate to provide for continuity of the representation of the Smolyansky family on the Board as a component of our succession planning strategy.

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

Pol Sikar, Director

Age: 73 Director Since: 1986	Board Leadership Roles: • Independent Director • Member, Audit and Corporate Governance Committee

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

Jason Scher, Director

Age: 46 Director Since: 2012	Board Leadership Roles: • Lead Independent Director • Chairperson, Audit and Corporate Governance Committee • Audit Committee Financial Expert • Chairperson, Compensation Committee

JASON SCHER was elected as a Director of the Company in July 2012. From 2016 to present Mr. Scher has been a principle investor and advisor focused on early-stage companies. From 2004 until 2016, Mr. Scher was the Chief Operating Officer of Vosges Haut-Chocolat, a leading manufacturer of super premium chocolate and confections in the US. From 2006 to 2018 he was a Managing Member of South Shore Developers Group, a real estate development company focused on affordable housing in the Chicago Area. From 2000 to 2004, Mr. Scher was a principal in RP3 Development, a New York based construction management and development company that performed work nationwide. Prior to that, Mr. Scher was employed by COSI Sandwich Bar in their real estate and construction group. Mr. Scher devotes as much time as necessary to the business of the Company and currently holds no other directorships in any other reporting company.

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

Jody Levy, Director

Age: 42 Director Since: 2020	Board Leadership Roles: • Independent Director • Member, Audit and Corporate Governance Committee • Member, Compensation Committee

Jody Levy was elected as a director of Lifeway to fill a vacancy on the Board on February 11, 2020. Ms. Levy, is the founder, Creative Director and Chief Executive Officer of World Waters, LLC, the parent company of WTRMLN WTR and also a partner in, and advisor to, various brands including GEM&BOLT Mezcal, Bulletproof, Thrive Market, Parsley Health, The WELL, Inscape, Pinata and more. Ms. Levy has a Bachelor of Arts from School of the Art Institute of Chicago. Ms. Levy devotes as much time as necessary to Lifeway business and currently holds no other directorships in any other reporting company.

Key Attributes, Experience and Skills:

Ms. Levy’s breadth of experience in manufacture, marketing and sale of consumer packaged goods, specifically health foods, and her financial expertise and business experience as investor and as Chief Financial Officer make her a valuable addition to our Board.

Dorri McWhorter, Director

Age: 47 Director Since: 2020	Board Leadership Roles: • Independent Director • Audit Committee Financial Expert • Audit Committee Member • Compensation Committee Member

Dorri McWhorter was elected as a director of Lifeway in 2020. Ms. McWhorter is, and has been since 2013, CEO of YWCA Metropolitan Chicago. Ms. McWhorter increased the impact and organizational sustainability of the YWCA Chicago including, increasing the operating budget has grown from $10.5 million in 2013 to an expected $35 million in 2021, expanding services and participating in initiatives across the region, including Census 2020 outreach and engagement, COVID-19 relief, Contact Tracing, and community economic development efforts on the south and west sides of the city by the acquisition and strategic integration of other direct service and policy organizations. She has led YWCA’s development of innovative digital services the process for the YWCA to partner on the development and launch of an exchange traded fund (ETF) for women’s empowerment (NYSE: WOMN) in partnership with Impact Shares, which is the first non-profit investment advisor to develop an ETF product. Priding herself on being a socially-conscious business leader, committed to creating an inclusive marketplace by leveraging a cross-sector approach of engaging business, civic and community partners, Ms. McWhorter included in the inaugural list of “The Blue Network”, comprised of the top 100 innovators in Chicago, by Chicago Tribune’s Blue Sky Innovation and recognized by Good City Chicago receiving its Innovative Leader Award. Dorri is a 2019 Inductee in the Chicago Innovation Hall of Fame. Ms. McWhorter is also a CPA. Prior to joining the YWCA, she was a partner at Crowe Horwath, LLP, one of the largest accounting firms in the U.S.. She also held senior positions with Snap-on Incorporated and Booz Allen Hamilton. She also serves on the Board of Directors for William Blair Funds and Skyway Concession Company (Chicago Skyway). Ms. McWhorter is also active in the accounting profession having served as a member of the Board of Directors of the American Institute of Certified Public Accountants (AICPA) and is the current Chairperson of the Board of Directors for the Illinois CPA Society. She also serves as Co-Chair of the Advisory Board of the First Women’s Bank (in development). Ms. McWhorter is dedicated to empowering women as a founding member of the Women in Entrepreneurship Institute at DePaul University and Women’s Philanthropy Institute at Indiana University. Her civic and philanthropic leadership includes the board of directors for the Chicago Center for Arts and Technology, 1871 (Technology Business Accelerator), Chicago Council on Global Affairs, Civic Consulting Alliance, Civic Federation, and Forefront. She is also a member of the Illinois Charitable Trust Board. Ms. McWhorter received a bachelor of business administration degree from the University of Wisconsin-Madison, a master of business administration degree from Northwestern University’s Kellogg School of Management, and an honorary Doctor of Humane Letters from Lake Forest College.

Key Attributes, Experience and Skills:

Ms. McWhorter’s breadth of experience in health platforms, and her financial and accounting expertise and business experience as Chief Financial Officer make her a valuable addition to our Board. In addition, Ms. McWhorter has been an operational, team, and project leader; and served as a senior executive, board member and community leader for over twenty years. Her experience has provided her with a broad understanding of the financial, and strategic issues facing health related companies like ours. Her industry and financial experience makes her well qualified for service on our Board.

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

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our directors, executive officers, and persons who beneficially own more than 10% of its Common Stock to file reports of ownership and changes in ownership with the SEC and to furnish us with copies of all such reports they file. Based on our review of the copies of such forms that we received, or written representations from certain reporting persons, we believe that none of our directors, executive officers, or persons who beneficially own more than 10% of Lifeway’s Common Stock failed to comply with Section 16(a) reporting requirements in the fiscal year ended December 31, 2020, with the exception of a late Form 4 report for Eric Hanson reporting two transactions and a late Form 3 report for Jody Levy.

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

In order for any shareholder proposal submitted pursuant to Rule 14a-8 promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), to be included in our Proxy Statement to be issued in connection with the 2021 Annual Meeting of Shareholders, including a recommendation by a shareholder of a candidate for nomination to our Board, we must receive such shareholder proposals no later than July 15, 2021. Any such shareholder proposal submitted, including any accompanying supporting statement, may not exceed 500 words, per Rule 14a-8(d) of the Exchange Act. All shareholder proposals must be made in writing and addressed to Lifeway’s Secretary, c/o Lifeway Foods, 6430 W. Oakton Street, Morton Grove, IL 60053.

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

As a result of our use of the controlled company exemption, our corporate governance practices differ from those of non-controlled companies, which are subject to all of the Nasdaq corporate governance requirements. Specifically, while we continue to maintain a majority of independent directors on the Board and to ensure that a committee of those independent directors select director nominees and determine the compensation of our officers, we have not, in the past, maintained separate compensation or nominating committees. In May, 2020, the Board of Directors formed a Compensation Committee and adopted a Compensation Committee Charter. Mr. Scher and Ms. Levy were appointed as members of the newly constituted Compensation Committee and on March 22, 2021, Ms. McWhorter was appointed as a member of the Compensation Committee. In the event we cease to be a controlled company, we will be required to comply with all of the corporate governance standards under Nasdaq’s rules, subject to applicable transition periods.

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

The Board has determined that each member of the Audit and Corporate Governance Committee (1) is “independent” as defined by applicable SEC rules and the listing standards of Nasdaq, (2) has not participated in the preparation of our financial statements or those of any of our current subsidiaries at any time during the past three years, and (3) is able to read and understand fundamental financial statements, including a balance sheet, income statement, and cash flow statement. In addition, the Board determined that Mr. Scher and Ms. McWhorter are financially literate and financially sophisticated, as those terms are defined under the rules of Nasdaq, and were “audit committee financial experts,” as defined by applicable SEC rules.

Mr. Sent was the Chairperson of the Committee and Lead Independent Director until January 24, 2020. Mr. Scher replaced Mr. Sent as a Chairperson of the Audit and Corporate Governance Committee and Lead Independent Director on January 24, 2020 and Ms. Levy replaced Mr. Sent as a member of the Audit and Corporate Governance Committee on February 11, 2020. Ms. McWhorter was appointed as a member of the Audit and Corporate Governance Committee on October 16, 2020.

Compensation Committee

In May 2020, the Board of Directors formed a Compensation Committee to perform the functions related to compensation formerly performed by the Audit and Corporate Governance Committee and adopted a Compensation Committee Charter. Mr. Scher and Ms. Levy were appointed as members of the Compensation Committee with Mr. Scher appointed as the Chairperson. Ms. McWhorter was appointed as a member of the Compensation Committee on March 22, 2021. The Board has determined that each member of the Compensation Committee is “independent” as defined by applicable SEC rules and the listing standards of Nasdaq and Rule 16b-3 of the Securities Exchange Act of 1934.

Pursuant to its charter, the Compensation Committee is responsible for, among other things:

•	Reviewing Lifeway’s overall compensation philosophy and strategy;

•	At least annually, with all Board authority delegated to the Compensation Committee, reviewing, approving and evaluating corporate goals and objectives relevant to the compensation of our CEO and COO and the consulting fees of Ludmila Smolyansky and evaluating their performance in light of the relevant goals and objectives, and determining and approving their compensation or consulting fees, as applicable, including any equity incentive plan awards;

•	At least annually, reviewing the performance of the Company's executive officers and determining and approving, subject to Board approval, compensation of executive officers other than the CEO and COO;

•	Making recommendations to the Board with respect to incentive-compensation plans and equity-based plans that are subject to Board approval;

•	Reviewing the Company's incentive compensation arrangements to determine whether they encourage excessive risk-taking, to review and discuss at least annually the relationship between risk management policies and practices and compensation, and to evaluate compensation policies and practices that could mitigate any such risk;

•	Reviewing all director compensation for service on the Board and Board committees at least once a year and recommend changes to the Board as necessary;

•	Administering the Company's equity compensation plans, and grant awards under such plans;

•	Overseeing the administration of the Company's employee benefit plans;

•	Preparing or cause to be prepared, if required or determined by the Compensation Committee to be in the best interest of the Company and its shareholders, the Compensation Discussion and Analysis and the Compensation Committee Report on Executive Compensation to be included in the Company's Annual Proxy Statement;

•	At least once per year, evaluating the Company's performance in the area of diversity in the Company's workforce;

•	Conducting an annual self-evaluation of the Committee and each of its members individually; its performance of its duties under this Charter; and the effectiveness of the overall compensation philosophy of the Company;

•	Overseeing regulatory compliance with respect to compensation matters;

•	Reviewing and approving employment or severance arrangements with senior management;

•	Approving and overseeing the application of the Company’s Clawback Policy with respect to Section 16 Officers; and

•	Reviewing its charter at least annually and recommending any proposed changes to the Board for approval..

Information about our Executive Officers

Our executive officers are Ms. Julie Smolyansky, President, Chief Executive Officer and Secretary; Mr. Edward Smolyansky, Chief Operating Officer; Mr. Eric Hanson, Chief Financial and Accounting Officer and Treasurer; and Ms. Amy Feldman, Senior Executive Vice President of Sales.

Ms. Smolyansky and Mr. Smolyansky are also Directors, and we have included their biographical information above in the section “Information about our Directors.”

All of our Executive Officers other than Mr. Smolyansky have employment agreements that we have more fully describe below under “Employment agreements and change-in-control arrangements between the Company and Named Executive Officers.”

Eric Hanson, Chief Financial and Accounting Officer

Age: 46	Officer Since: 2018	NEO: No

ERIC HANSON is our Chief Financial and Accounting Officer and Treasurer. Mr. Hanson has served as our Chief Accounting Officer since May 2018, and as our Corporate Controller since July 2016. He also served as our interim Chief Financial Officer from May 2018 through August 2018 before we permanently appointed him to that position in November 2018. Prior to joining Lifeway, he served as Director of External Reporting for The Azek Company in Skokie, Illinois from 2014 through July 2016; and as Audit Manager for Deloitte & Touche, LLP in Chicago, Illinois from 2012 through 2014. He also held various senior financial positions with Crowe Horwath from 2003 through 2012 and has over 20 years of financial reporting experience. Mr. Hanson holds a Bachelor of Science in Finance from the University of Illinois and an MBA from Northwestern University’s Kellogg School of Management.

Amy Feldman, Senior Executive Vice President of Sales

Age: 45	Officer Since: 2018	NEO: Yes

AMY FELDMAN is our Senior Executive Vice President of Sales. Amy previously held the top sales executive position for Lifeway Foods from 2009 through 2011. She returned to Lifeway effective October 31, 2018. Ms. Feldman has spent over 20 years in the food industry building business, brands, and teams, specifically within the fresh and natural foods arena. From 2017-2018, she served as the Senior Executive Vice President of Sales at Next Phase Enterprises, a club and mass channel food sales firm. From 2015 through 2017, Ms. Feldman was Vice President of Sales, Channel Development for Mondelez International’s Enjoy Life Foods subsidiary where she was responsible for developing strategy and introducing the brand through various trade channels such as foodservice, e-commerce, small format, and international. Prior to joining Enjoy Life, she was the Vice President of Sales, Independent Grocery Channel for Chicago-based KeHE Distributors from 2011-2015. Amy began her career at Sara Lee and holds a Bachelor in Business Administration in Food Marketing from Western Michigan University, an MBA from Golden Gate University, and a Culinary Certificate from Kendall College.

ITEM 11.        EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Although SEC rules do not require smaller reporting companies to include a Compensation Discussion and Analysis (“CD&A”) in their Form 10-K, Lifeway has elected to voluntarily disclose this additional information in order to provide stockholders with additional information regarding current executive compensation.

This CD&A explains our overall compensation philosophy, describes the material components of our executive compensation programs, and details the determinations made by the Board and our Audit and Corporate Governance Committee in fiscal 2020 for the compensation awarded to Named Executive Officers (NEOs). Our current executive officers, including our NEOs, are:

Name	Age	Officer since	Title	Named Executive Officer
Julie Smolyansky	45	2002	Chief Executive Officer, President and Secretary	Yes
Edward Smolyansky	40	2004	Chief Operating Officer	Yes

Eric Hanson	46	2018	Chief Financial and Accounting Officer and Treasurer	No
Amy Feldman	43	2018	Senior Executive Vice President of Sales	Yes

The tables that follow this Compensation Discussion and Analysis contain specific data about the compensation earned in 2020 by our NEOs. The discussion below is intended to help readers understand the detailed information provided in the compensation tables and put that information into the context of our overall executive compensation program.

Executive Compensation Philosophy

Our executive compensation program is based on the following objectives:

•	Balancing compensation program elements and levels that attract, motivate, and retain talented executives with forms of compensation that are performance-based and/or aligned with shareholder interests and the promotion of growth in Lifeway business and value;

•	Setting target total direct compensation (base salary, annual incentives, and long-term incentives) and related performance requirements for executives by reference to compensation ranges for peer group companies that are similarly situated to Lifeway; and

•	Appropriately adjusting total direct compensation to reflect the performance of each executive over time (as reflected in individual annual goals) as well as our annual performance (as reflected in the various corporate financial performance goals) and our long-term performance (as reflected in stock appreciation for equity-based awards under the Lifeway Foods, Inc. 2015 Omnibus Incentive Plan (the “Omnibus Plan”)).

The Board of Directors recognizes that Lifeway’s continued success and growth are a result of the efforts, skill and experience of our management team, including our executive officers; the experience, knowledge and guidance of the Chairperson of the Board and Lead Independent Director; and the oversight of the Board of Directors.

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

Prior to May 2020, the Audit and Corporate Governance Committee was responsible for performing the functions of a compensation committee of the Board. Thereafter, the Board of Directors formed a Compensation Committee to perform the functions related to compensation formerly performed by the Audit and Corporate Governance Committee and adopted a Compensation Committee Charter. Mr. Scher and Ms. Levy were appointed as members of the newly constituted Compensation Committee. Pursuant to the powers granted in its charter, the Compensation Committee reviewed the then current compensation for executive officers, compensation processes, the then current compensation philosophy of the Company, recent changes to management’s organization and responsibilities, market data relating to similar positions at similarly situated companies and Covid 19 pandemic uncertainties. Based on these reviews, the Compensation Committee reviewed and set compensation levels in 2020 to reflect changes made to management organization through 2019 consistent with market rates of total compensation for similarly situated executive positions. The Compensation Committee also adjusted compensation setting processes to gather additional information about performance of the individual employees for whose compensation it was responsible and to address concerns by certain executive officers. In 2021, the Compensation Committee intends to continue the review and updating of compensation related procedures and to implement a compensation plan that incentivizes both near-term and long-term objectives. We also believe that a significant portion of our executive compensation should be dependent on the continued growth and success of our Company so that our executive officers have even stronger motivation to work toward the long-term interests of our shareholders. Accordingly, the Compensation Committee intends to continue to designate a portion of executive compensation to be “at risk” and therefore dependent on achieving performance goals and comprised in part of equity compensation that will appreciate only to the extent that shares held by our shareholders also appreciate.

The Compensation Committee reviews our compensation design and philosophy on an annual basis to ensure that our executive compensation program continues to support our strategy and objectives and aligns with our shareholders’ interests.

Compensation Oversight Role of the Audit and Corporate Governance Committee and Compensation Committee

Prior to May 2020, the Audit and Corporate Governance Committee assisted our Board of Directors by discharging responsibilities relating to the compensation of our executive officers, including our NEOs. Thereafter, the Board of Directors formed a Compensation Committee to perform such functions. As such, the Audit and Corporate Governance Committee previously had, and the Compensation Committee currently has, responsibility over certain matters relating to the reasonable and competitive compensation of our executives, certain employees who are family members of our executive officers and directors, and directors (only non-employee directors are compensated as directors) as well as matters relating to equity-based benefit plans. Each member of our newly formed Compensation Committee is independent in accordance with the criteria of independence set forth in Rule 5605(a)(2) of the Nasdaq Listing Rules and Rule 16b-3 of the Securities Exchange Act of 1934. We believe that their independence from management allowed the members of the Audit and Corporate Governance Committee, and also allows the Compensation Committee, to provide unbiased consideration of various elements that could be included in an executive compensation program and apply independent judgment about which elements best achieve our compensation objectives.

Pursuant to its charter, the Compensation Committee is responsible for, among other things:

•	Reviewing Lifeway’s overall compensation philosophy and strategy;

•	At least annually, with all Board authority delegated to the Compensation Committee, reviewing, approving and evaluating corporate goals and objectives relevant to the compensation of our CEO and COO and the consulting fees of Ludmila Smolyansky and evaluating their performance in light of the relevant goals and objectives, and determining and approving their compensation or consulting fees, as applicable, including any equity incentive plan awards;

•	At least annually, reviewing the performance of the Company's executive officers and determining and approving, subject to Board approval, compensation of executive officers other than the CEO and COO;

•	Making recommendations to the Board with respect to incentive-compensation plans and equity-based plans that are subject to Board approval;

•	Reviewing the Company's incentive compensation arrangements to determine whether they encourage excessive risk-taking, to review and discuss at least annually the relationship between risk management policies and practices and compensation, and to evaluate compensation policies and practices that could mitigate any such risk;

•	Reviewing all director compensation for service on the Board and Board committees at least once a year and recommend changes to the Board as necessary;

•	Administering the Company's equity compensation plans, and grant awards under such plans;

•	Overseeing the administration of the Company's employee benefit plans;

•	Preparing or cause to be prepared, if required or determined by the Compensation Committee to be in the best interest of the Company and its shareholders, the Compensation Discussion and Analysis and the Compensation Committee Report on Executive Compensation to be included in the Company's Annual Proxy Statement;

•	At least once per year, evaluating the Company's performance in the area of diversity in the Company's workforce;

•	Conducting an annual self-evaluation of the Committee and each of its members individually; its performance of its duties under this Charter; and the effectiveness of the overall compensation philosophy of the Company;

•	Overseeing regulatory compliance with respect to compensation matters;

•	Reviewing and approving employment or severance arrangements with senior management;

•	Approving and overseeing the application of the Company’s Clawback Policy with respect to Section 16 Officers; and

•	Reviewing its charter at least annually and recommending any proposed changes to the Board for approval..

Through May 2020, the Audit and Corporate Governance Committee was, and thereafter the Compensation Committee is, authorized to retain and terminate, without Board or management approval, the services of an independent compensation consultant to provide advice and assistance. The Audit and Corporate Governance Committee had, and the Compensation Committee has, the sole authority to approve the consultant’s fees and other retention terms. The Chairperson of the Compensation Committee reviews, negotiates and executes any engagement letters with compensation consultants engaged by the Committee. All compensation consultants will report directly to the Compensation Committee.

Role of our Compensation Consultant

In 2019, the Audit and Corporate Governance Committee engaged the Lockton Companies (“Lockton”) as its independent compensation consultant to advise it on executive officer, senior management and director compensation matters for fiscal year 2020. As part of its engagement in 2019, the Audit and Corporate Governance Committee directed Lockton to work with our former General Counsel, our Human Resources department, and other members of management to obtain information necessary for Lockton to evaluate compensation of executive officers, senior management and directors.

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

During 2019 and 2020, Lockton performed no other services for Lifeway. The Audit and Corporate Governance Committee believed that there was no conflict of interest based on any prior relationship with Lockton. In reaching this conclusion, the Audit and Corporate Governance Committee considered the factors set forth in the SEC and Nasdaq rules regarding compensation advisor independence.

The Audit and Corporate Governance Committee tasked Lockton with developing a compensation strategy for 2020 built on Lockton’s and the Audit and Corporate Governance Committee’s prior work and reflecting the compensation philosophy described above. Previously, in 2018, Lockton reviewed our comparative peer group and suggested several refinements to it, which the Audit and Corporate Governance Committee approved. Lockton selected companies primarily focused on food/beverage manufacturing or agribusiness based on net sales, market capitalization, recent and anticipated growth, and similarity of management structure.

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

Lockton’s engagement was terminated in the first quarter of 2020. However, the newly formed Compensation Committee was able to consult with Lockton in 2020 about its report regarding 2020 compensation. The newly formed Compensation Committee underwent a process to identify and engage a new independent compensation consultant to assist in a review of the compensation philosophy described above, the peer group and the compensation strategies, structures and amounts for directors and officers in 2021. In January 2021, the Compensation Committee engaged Aon Consulting, Inc. as its compensation consultant for fiscal year 2021.

The Compensation Program Design

Elements of Compensation

To achieve the compensation objectives described in our philosophy above, we have historically established three principal components of executive compensation: long-term equity compensation, an annual cash incentive, and base salary. The Committee seeks to ensure that total compensation for our executive officers is heavily weighted to variable, performance-based compensation by delivering a portion of target compensation in the form of long-term equity compensation and annual cash incentives.

In 2020, the newly constituted Compensation Committee undertook a review of compensation related processes. Based on that review the Compensation Committee began to modify processes related to compensation in order to ensure efficiency and accumulation of data from compensation consultants, employees and additional research and other advisors as needed, in order to guide compensation decisions. The Compensation Committee also undertook a review of changes to management’s organization and responsibilities through the end of 2019. The Compensation Committee, in consultation with the compensation consultant, reviewed executive officers’ then current responsibilities and market data relating to similar positions at similarly situated companies as well as as well as the limitations that Danone has imposed on Lifeway issuing our CEO and COO equity compensation (as described more fully below in the section “Consent by Danone to Common Stock Issuances”), the effects of Covid 19 pandemic and determined to adjust executive officers’ total compensation levels and for 2020 the mix of compensation components. As result and as more fully set forth in the Summary Compensation Table and footnotes thereto, our CEO’s and COO’s base salaries were not changed and our Senior Executive Vice President of Sales’ was increased, our CEO’s opportunities to earn incentive awards were increased and she was awarded one time discretionary bonus based on the Company’s and her performance during the Covid 19 pandemic, our COO received no bonus opportunities and the bonus opportunities awarded to our Senor Executive Vice President of Sales were decreased. Incentive cash bonuses, and for the CEO, cash and equity incentive opportunities awarded, were to be earned, if at all, based on the Company meeting designated financial and operational targets that the Compensation Committee believes correlate with operating performance and long-term stock performance. The Compensation Committee also awarded a $250,000 discretionary cash bonus to our CEO in recognition of the effective continuation and growth of the Company’s business during the COVID-19 pandemic which the Compensation Committee credited to the preparation by the CEO for the impact of the COVID-19 pandemic prior to shelter in place orders and shut downs, including, but not limited to, increasing supply purchases, establishing multiple back up supply lines and delivery options and establishing policies and procedures for the health and safety of the Company’s employees and for avoidance of production stoppage which were effective.

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

The Board and shareholders previously approved the Omnibus Plan on October 30, 2015. In prior fiscal years, including 2019, the Audit and Corporate Governance Committee adopted a formalized performance-based incentive award plan that provided all executive officers and certain other senior managers with an opportunity to earn Performance Shares under the Omnibus Plan based on achievement of critical financial performance goals that were reviewed and approved by the Compensation Committee. For fiscal year 2020, eligibility for long term plan participation was limited to Ms. Smolyansky.

We provide more details on this element below.

Short Term Incentive Awards	Cash and/or Equity (Variable)	Provides annual incentive awards for achieving corporate goals and objectives.

Generally, our named executive officers are eligible to earn an annual incentive award, promoting alignment and pay-for-performance at all levels of the organization. The annual awards can be a combination of:

•     Incentive awards based on pre-established goals established by the Committee.

•     Discretionary awards based on a range of factors considered by the Committee.

The Compensation Committee, and prior to 2020, the Audit and Corporate Governance Committee, adopted formalized performance-based cash incentive award plans that provide certain, if not all, executive officers and certain other senior managers an opportunity to earn a bonus for each fiscal year. Such bonuses were earned based on achievement of Company, and with respect to our Senior Executive Vice President of Sales, individual or department performance goals, that were reviewed and approved by the committee responsible for compensation related matters. For fiscal year 2020, eligibility for short term incentive award plan participation was limited to our CEO, CFO and Senior Executive Vice President of Sales.

We provide more details on this element below.

Perquisites and Benefits	Varies	Provides perquisites and benefits to facilitate the operation of our business and assist us in recruiting and retaining key executives.

Perquisites and benefits have in the past included automobile allowances, 401(k) matching, annual comprehensive health screenings, and other items discussed below.

We provide more details on this element below.

Equity Incentive Program

Our NEOs and certain other key employees designated by the Compensation Committee and Board, as applicable, are eligible to receive equity awards, including for example performance units, performance shares or restricted stock units, under Lifeway’s 2015 Omnibus Incentive Plan (the “Omnibus Plan”). The 2019 equity incentive plan had a three-year performance period for all plan participants during which they could earn performance shares with time-based vesting if Lifeway exceeds specified financial performance criteria set by the Board for each year in the three-year performance period. The 2020 equity incentive plan had a one year performance period for which Ms. J. Smolyansky, our Chief Executive Officer, could earn restricted stock with time-based vesting if Lifeway exceeded specified financial performance criteria during the performance period. The amount and value of the awards actually granted by the Compensation Committee depend on our performance relative to the performance goals approved by the Compensation Committee and/or Board, as applicable.

Under the 2019 and 2020 equity incentive plans, assuming above-threshold performance and approval of the Compensation Committee, performance shares and restricted stock units, respectively, will be granted to the eligible participants pursuant to the Omnibus Plan and the terms and conditions of the applicable award agreements.

Under the 2019 equity incentive plan one half of any performance unit awards granted to eligible participants will vest, if at all, on the one year anniversary of the grant if performance measurements are met in the first year; one half of the remaining unvested awards earned will vest on the second anniversary of the grant if performance measurements were met in the second year, and the remainder of unvested earned shares will vest on the third anniversary of the grant if performance measurements are met in the third year. If in any year performance measures are attained but are not maintained in a subsequent year, unvested awards equal to the shortfall in that later year will be forfeited and will not vest. At the time of grant, the Audit and Corporate Governance Committee believed that the long term performance period and long term vesting feature tied to the performance of the Company provides an important mechanism to incentivize management’s focus on continued profitability and achievement of long term business milestones that will drive Lifeway’s long term success and to align their interests with long-term shareholder value.

In the first and second year of the 2019 performance period, Lifeway achieved certain performance measures previously approved by the Audit and Corporate Governance Committee and Board for which our named executive officers and other senior management earned awards as detailed below in the Summary Compensation Table. The awards earned by our CEO and COO are subject to Danone’s consent as discussed further below. The awards for the second year of the 2019 performance period are subject to a vesting schedule previously approved by the Audit and Corporate Governance Committee and the Board which provided that 50% of unvested shares vest in year one, 50% of the remaining unvested shares in year two and the remaining unvested shares vest in year three. Please see the detailed information presented in the Summary Compensation Table below.

Under the 2020 equity incentive plan, Lifeway achieved certain performance measures previously approved by the Compensation Committee under our 2015 Omnibus Plan for which Ms. Smolyansky earned long-term incentive stock awards subject to Danone’s consent as discussed further below. The restricted shares earned by Ms. Smolyansky pursuant to the 2020 long term incentive plan are subject to a vesting schedule previously approved by Compensation Committee which provided that one third of the restricted shares earned will vest on each of the one year, two year and three year anniversaries of the grant. Please see the detailed information presented in the Summary Compensation Table below.

Setting a Target Value

The Audit and Corporate Governance Committee established a target level of total annual equity compensation for each eligible participant under the 2019 equity incentive plan. The Compensation Committee established such target levels of total annual equity compensation the participant under the 2020 equity incentive plan. If our performance meets both of the target performance goals, all restricted stock will be earned and, subject to Danone consent, issued.

Performance Measures

The following table outlines the performance measures that the Compensation Committee used in fiscal year 2020. The Committee also determined it was important to incentivize and reward growth of the Company during the Covid 19 pandemic without the need to tap into governmental assistance rather than focusing on expanding particular product offerings or introducing new products. The Compensation Committee selected these performance measures because they align with expansion by increasing revenue and profitability of existing products and ensuring our leaders are accountable for driving long term profitability and sustainability of the Company. Due to the realignment of management through 2019 and the Compensation Committee’s determinations with respect to total compensation setting during the COVID 19 pandemic, the Compensation Committee determined not to provide long term incentive opportunities to employees other than our CEO in 2020. The Committee believe the performance measures set as described below are key drivers of our long-term success and shareholder value, and directly affected by the decisions of our management team lead by our CEO.

Performance Measures
Growth of revenue
Adjusted EBITDA

The following table outlines the performance measures that the Audit and Corporate Governance Committee used in the 2019 equity incentive program. The Audit and Corporate Governance Committee selected these performance measures because they align with expansion by increasing revenue and profitability through introduction of new products and growth of existing products and ensuring our leaders are accountable for driving long term profitability and sustainability of the Company. The Committee believes these measures are key drivers of our long-term success and shareholder value, and directly affected by the decisions of our management team.

Performance Measure	Percentage of Maximum Performance Award
Net revenue from Plantiful product line	30%
Net revenue from 8 oz product line	30%
Net revenue from ProBugs (non plant based)	20%
Net revenue from 8 oz and 32 oz Kefir products	20%

The likelihood of our NEOs and other key employees earning nonequity and equity incentive awards in 2021 is dependent on our 2021 financial results and whether we meet the goals set by the Compensation Committee or previously set by the Audit and Corporate Governance Committee. This outcome is dependent on many other factors. As demonstrated by the incentive payouts in years prior to 2019, we seek to set target financial and personal goals that maintain a consistent level of difficulty in achieving the full target bonus from year to year. Therefore, over time we expect our NEOs and other key employees to achieve bonuses in some years and not achieve bonuses in other years.

Equity Incentive Plan Mechanics

To receive restricted shares under the 2020 equity incentive program, both of the minimum performance thresholds must have been met in 2020. The performance thresholds are not independent and, if the performance level for any performance measure is not met, then no restricted shares will be earned by or granted to our CEO. The number of restricted shares to be granted if both performance measures are exceeded is subject to Committee-approved variation due to material events not contemplated at the time the targets were set (such as major acquisitions) and to the Committee’s negative discretion under certain circumstances. The number of restricted shares to be granted is calculated by dividing $750,000 by our stock price on the award date.

To receive a performance shares under the 2019 equity incentive program, at least one of the minimum performance thresholds must be met by 2021. Each of the performance thresholds is independent and, if any threshold is met, the award is funded with respect to that performance measure in accordance with the percentages outlined in the table below. If the performance level for any performance measure is not met, then there is no funding attributable to that performance measure. The number of performance shares granted is determined by using the percentage of performance award allocated to that particular threshold as set forth below applied to the individual employee’s maximum award potential, subject to Committee-approved variation due to material events not contemplated at the time the targets were set (such as major acquisitions).

The following chart shows the threshold and percentage of the performance award allocated to such measurement under the 2019 equity incentive plan:

Performance Measure	Percentage of Maximum Performance Award
Net revenue from Plantiful product line	30%
Net revenue from 8 oz product line	30%
Net revenue from ProBugs (non plant based)	20%
Net revenue from 8 oz and 32 oz Kefir products	20%

Short-Term Incentive Awards and Determinations

Short-Term Incentive Awards

Executive officers and other key management employees designated by the Compensation Committee are eligible to receive cash incentive awards under the Omnibus Plan based performance of the Company. The 2020 cash incentive award cycle had one-year performance period for all executives who were provided the opportunity to participate in the short term incentive program by the Compensation and, where required, the Board.

The Compensation Committee believes that these short-term incentive payouts for executive officers should be tightly linked to our performance. When defining short-term performance for the eligible participants, the Compensation Committee focused solely on the financial performance metrics described below (Adjusted EBITDA). The amount and value of the 2020 awards depended on our performance relative to the performance goals approved by the Compensation Committee.

Under the Short Term Incentive program, assuming above-minimum threshold performance, cash awards were granted to the eligible participants, including executive officers, pursuant to the Omnibus Plan.

Setting Target Awards

As discussed above, the Compensation Committee established a target level of total cash compensation for each eligible participant, including base salary and a cash award under the Short Term Incentive program. If our performance meets the target performance goals, the target level Short Term Incentive program cash award will be paid. If our performance falls short of the target performance goals, no amount of cash will be paid.

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

Performance Measure	Definition
Adjusted EBITDA(1)	EBITDA before the impact of stock-based compensation, bad debt expense, gains or losses on sales of property and equipment, deferred revenue, and other certain non-cash expenses.

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

Short Term Incentive Plan Mechanics

To have received a 2020 cash award, the Adjusted EBITDA minimum performance thresholds of must have been met. If the Adjusted EBITDA minimum threshold was met, the award was funded. If the minimum performance level for the Adjusted EBITDA performance measure was not met, then there was no funding attributable to that performance measure.

Discretionary Incentive Awards

The Compensation Committee has the discretion to approve individual discretionary bonus amounts for executive officers and other key management employees based on (i) the designee’s individual contributions to our performance (including their individual performance relative to the factors covered by our Omnibus Plan); (ii) the nature and extent of our accomplishments; (iii) input from management; (iv) individual contributions, roles, and responsibilities, which, by their nature, can involve subjective assessments; and (v) other factors the Committee deems significant.

In fiscal 2020, the Committee believed, and continues to believe, that it is appropriate and in the best interests of Lifeway for the Committee to retain some discretion to use its common sense in determining a portion of the NEOs’ short-term incentive compensation based on a subjective view of individual performance. The Committee believes that retaining this discretion provides Lifeway and/or the Committee with the flexibility to:

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

Of these benefits, the most significant ongoing benefit is providing our CEO and COO use of a Company leased vehicle and a vehicle allowance to our Senior Executive Vice President of Sales. In exploring, planning, and implementing the expansion of Lifeway’s product distribution, overseeing production at our facilities and in supporting and developing the Lifeway brand and sales, our CEO, COO and Senior Executive Vice President of Sales require extensive travel. Accordingly, we provide use of a Company leased vehicle to both Ms. Smolyansky and Mr. Smolyansky and a vehicle allowance to Ms. Feldman. We do not provide additional compensation or bonuses to cover, reimburse, or otherwise “gross-up” any income tax owed on this compensation.

Benefits

We provide our executive officers, including NEOs, with certain benefits that the Audit and Corporate Governance Committee through May 2020, and thereafter, the Compensation Committee, believed were reasonable and consistent with our overall compensation program and philosophy, and that befit a company like Lifeway that promotes healthy food products and healthy living. The applicable committee has periodically reviewed, and going forward the Compensation Committee continue to periodically review, the levels and structure of these benefits provided to our executive officers together with management and the relevant Committee’s independent compensation consultant.

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

The Audit and Corporate Governance Committee, in consultation with its outside advisors and management, monitored the tax and other consequences of our executive compensation program as part of its primary objective of ensuring that compensation paid to our executive officers is appropriate, performance-based, and consistent with Lifeway’s goals and the goals of our shareholders. Accordingly, we viewed preserving the tax deductibility of compensation pursuant to Section 162(m) as a consideration in establishing executive compensation, but not our only objective. In order to maintain flexibility in compensating employees in a manner designed to promote Lifeway’s goals, neither the Audit and Corporate Governance Committee, nor the Compensation Committee has not adopted a policy that all compensation must be tax deductible. The Compensation Committee retains the discretion to award nondeductible compensation.

The Committee’s Process for Setting Executive Compensation

Benchmarking and Analysis: Our Peers

To set total compensation guidelines, the Compensation Committee reviewed market data of companies that are comparable to Lifeway and that it believed compete with Lifeway for executive talent, business, and capital. The Committee reviewed both specific data from public proxy filings from peer group companies and general industry data for comparable companies that are included in proprietary third-party surveys.

In identifying the peer group of surveyed companies, the Committee considered market information available through both Equilar, Inc., a leading executive compensation data solutions company, and the Economic Research Institute, an industry- and region-specific compensation database, as reference points and to assemble market data on companies having similar industrial characteristics and revenues to ours. The Committee, together with management and Lockton, review the gathered data for each of our NEO and other key employee positions and adjusted that data for the scope of each employee’s responsibilities at Lifeway as compared to equivalent responsibilities of positions within companies included in the survey data.

The Committee believed that it was necessary to consider this market data in making compensation decisions to attract and retain talent. The Committee also recognizes that at the executive level, we compete for talent against larger, global companies, as well as smaller and similar-sized non-public companies. Third-party surveys are beneficial because they contain benchmarks from hundreds of companies where Lifeway may look to recruit executives, both inside and outside the food and beverage industry. This data can be adjusted to reflect Lifeway’s size and structure. Proxy data is useful as the Committee can review position-specific compensation details from an industry and public company perspective, while also controlling for size and structure.

In deciding whether a company should be included in the peer group, the Committee generally considered the following screening criteria:

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

To assess whether the peer group continues to reflect the markets in which we compete for executive talent, the Audit and Corporate Governance Committee reviewed the peer group information in 2019 in connection with its work on 2020 compensation processes and the Compensation Committee reviewed the peer group information in 2020, with the assistance of management and consultation with Lockton, as necessary. No companies were removed from Lifeway’s peer group for fiscal 2020 compensation planning.

As part of our ongoing review, we added Bridgford Foods Corp. to our peer group for fiscal year 2020 compensation planning so that it consisted of the following companies:

Peer group used for fiscal year 2020 compensation planning

•	Alico, Inc.	•	Limoneira Company
•	Bridgford Foods Corp.	•	Medifast Inc.
•	Castle Brands, Inc.	•	MGP Ingredients Inc.
•	Coffee Holding Co., Inc.	•	Primo Water Corp
•	Craft Brew Alliance, Inc.	•	S&W Seed Company
•	Crimson Wine Group, Ltd.	•	The Simply Good Foods Co.
•	Farmer Bros Co	•	Tootsie Roll Industries, Inc.
•	Freshpet, Inc.	•	Turning Point Brands Inc.
•	Landec Corp	•	Youngevity International

In consultation with Lockton, the Audit and Corporate Governance Committee, through May 2020 and the Compensation Committee thereafter, found this peer group to be peers from a pay benchmarking perspective. Not all of Lifeway’s competitors are public, and the peer group is intended to be a reasonable representation of market practice. When considering the competitive market data, the Compensation Committee also considers the fact that the data is backward-looking and does not necessarily reflect those companies’ current pay practices. While this analysis informed the decisions of the Committees, and the independent Board members generally, on the range of compensation opportunities, we did not tie executive officer compensation to specific market percentiles.

In making determinations regarding executive officer compensation, in addition to benchmarking, the Audit and Corporate Governance Committee, through May 2020 and the Compensation Committee thereafter, considered several other factors such as our financial performance and financial condition, the difficulties presented by the growth of the Covid 19 pandemic, individual executive performance, tenure, expertise, the importance of the role, potential for future contributions, and comparative pay levels among the members of the senior executive team, as well as input and recommendations of management and the compensation consultant. The Compensation Committee typically followed most of these recommendations; however, the Committees has sole authority for the final compensation determination and may have set total compensation and incentive opportunities below, at, or above median amounts.

The Compensation Committee’s Process for Setting Compensation Levels

Having been created in May 2020 and given certain delays and uncertainties resulting from the Covid 19 pandemic, the Compensation Committee was unable to follow the timing for determination of 2020 Compensation set forth below. The Compensation Committee intends to follow the below process and practice as closely as possible when setting executive compensation levels going forward:

•	The Committee ‘s goal is to determine the base salary for our executive officers in the fourth quarter prior to the beginning of a fiscal year. Any adjustments to base salary are effective as of dates determined by the Committee. The Committee, or management with Committee oversight, may make additional adjustments to base salary during the fiscal year to reflect, among other things, changes in title and/or job responsibilities, or changes in our performance or financial condition.

•	Incentive compensation for executive officers is approved by the Committee. The Committee typically determines annual incentive compensation and thresholds for our executive officers in the fourth quarter of each fiscal year for the subsequent year. It usually certifies Lifeway’s achievement of financial performance goals for the prior fiscal year and long term incentive compensation awards for our executive officers in the first quarter after a fiscal year has ended. The Committee evaluates each executive officer’s performance against the performance goals and objectives established for the prior fiscal year and determines the level of incentive compensation to be awarded to each executive officer. As part of the evaluation process, the Committee solicits comments from management and employees and may consult the other disinterested Board members and its independent compensation consultant. Additionally, the executive officers have an opportunity to provide input regarding their contributions to Lifeway’s performance and achievement of any individual goals for the period being assessed.

•	In conjunction with determining incentive compensation awards for the prior fiscal year, the Committee establishes individual and corporate performance goals and objectives for each executive officer for the next fiscal year. Management and the Committee’s compensation consultant typically provide input and recommendations to the Committee regarding appropriate individual and corporate performance goals and objectives for each executive officer. The Committee then determines the individual and corporate performance goals and objectives for the fiscal year.

•	The Committee also has the discretion to make equity-based and cash-based grants under the Omnibus Plan to eligible individuals for purposes of compensation, retention, or promotion, and in connection with commencement of employment. Such equity compensation is generally determined during the first quarter of each fiscal year. Additional equity awards may be made during the fiscal year to new hires and to reflect, among other things, changes in title and/or job responsibilities, or our performance or financial condition.

Information About Our Executive Team

Information about our executive team is set forth above in Item 10. Directors, Executive Officers and Corporate Governance.

Fiscal Year 2020 Compensation Decisions

We did not increase our NEO’s base salaries in fiscal year 2020. Subsequent to formation in May 2020, the Compensation Committee undertook a review of changes to management’s organization and responsibilities through the end of 2019. The Compensation Committee, in consultation with the compensation consultant, reviewed executive officers’ then current responsibilities and market data relating to similar positions at similarly situated companies and determined that the executive officer’s salary levels continued to be appropriate and reasonable given their capabilities and experience, as well as the limitations that Danone has imposed on Lifeway issuing our CEO and COO equity compensation (as described more fully below in the section “Consent by Danone to Common Stock Issuances”) and with certain limitations on bonus opportunities in 2020 for executive officers’ whose responsibilities were shifted to other employees, thus reducing their total compensation opportunity.

Fiscal Year 2020 and 2019 Compensation Paid to our NEOs

The following table sets forth certain information concerning compensation received by Lifeway’s NEOs, consisting of our Chief Executive Officer and the two other most highly paid executive officers for services rendered in all capacities during fiscal year 2019 and 2020.

Summary Compensation Table
Name and Principal Position(s)	Year	Salary ($)	Bonus (1) ($)		Stock Awards (2) ($)	Nonequity incentive plan compensation (3) ($)	All Other Compensation (4) ($)	Total ($)
Julie Smolyansky	2020	1,000,000	250,000	(5)	800,320	250,000	23,856	2,324,176
Chief Executive Officer,	2019	1,000,000	130,000		17,534	250,000	77,460	1,474,994
President and Secretary

Edward Smolyansky	2020	1,000,000	–		50,320	–	9,582	1,059,902
Chief Operating Officer	2019	1,000,000	130,000		17,534	250,000	62,056	1,459,590

Amy Feldman	2020	300,000	60,000		10,064	75,000	41,536	486,600
Senior Executive Vice President of Sales	2019	220,000	-		3,507	42,500	36,478	302,485

(1)	Discretionary bonuses approved for individual NEOs based on (i) the NEO’s individual contributions to the Company’s performance (including their individual performance relative to the factors covered by the Omnibus Plan); (ii) the nature and extent of the Company’s accomplishments; (iii) input from management and the Board with respect to other NEOs; (iv) individual contributions, roles, and responsibilities, which, by their nature, can involve subjective assessments; and (v) other factors deemed significant.

(2)	Stock Awards are grants of shares with time-based vesting requirements made pursuant to the Omnibus Plan. The amounts reported in this column represent the value of such awards consistent with the estimate of aggregate compensation cost to be recognized in accordance with GAAP over the service period for the stock awards granted for the relevant fiscal year. As discussed below in the section “Consent by Danone to Common Stock Issuances,” we must obtain Danone’s consent before issuing these Performance Shares when they vest (if at all).

(3)	Details about the Bonus, Stock Awards, and Non-equity incentive plan compensation columns in the Summary Compensation Table assuming achievement (i) at or below threshold; (ii) at target; (ii) at maximum; and comparing those values to the actual value of incentive compensation for our NEOs are set forth in the table below.

Incentive Compensation Awards Detail
			Potential Value of Incentive Plan Compensation					Actual Value of Total Incentive Compensation
Name and Principal Position(s)	Year	Form(G)	Threshold ($)	Target ($)		Maximum ($)		Total Earned ($)		% of Total
Julie Smolyansky	2020	Equity	–	1,165,799	(A)	1,165,799	(A)	800,320	(B)	69%
Chief Executive Officer,		Nonequity	–	250,000		250,000		250,000		100%
President and Secretary	2019	Equity	–	500,000		500,000		17,534		4%
		Nonequity	–	500,000		900,000		250,000		28%

Edward Smolyansky	2020	Equity	–	415,779	(C)	415,779	(C)	50,320	(D)	12%
Chief Operating Officer		Nonequity	–	–		–		–		–
	2019	Equity	–	500,000		500,000		17,534		4%
		Nonequity	–	500,000		900,000		250,000		28%

Amy Feldman	2020	Equity	–	83,159	(E)	83,159	(E)	10,064	(F)	12%
Senior Executive Vice		Nonequity	–	75,000		75,000		75,000		100%
President of Sales	2019	Equity	–	100,000		250,000		3,507		4%
		Nonequity	–	225,000		270,000		42,500		16%

(A)	Consists of (i) $750,000 under the 2020 long term incentive plan and (ii) $415,779 under the 2019 long term incentive plan based on performance of the Company in 2020.

(B)	Consists of (i) $750,000 under the 2020 long term incentive plan and (ii) $50,320 earned under the 2019 long term incentive plan based on performance of the Company in 2020.

(C)	Consists of $415,779 under the 2019 equity incentive plan based on performance of the Company in 2020.

(D)	Consists of $50,320 earned under the 2019 equity incentive plan based on performance of the Company in 2020.

(E)	Consists of $83,159 under the 2019 equity incentive plan based on performance of the Company in 2020.

(F)	Consists of $10,064 earned under the 2019 equity incentive plan based on performance of the Company in 2020.

(G)	As discussed below in the section “Consent by Danone to Common Stock Issuances,” we must obtain Danone’s consent before issuing these Performance Shares when they vest (if at all).

(4)	Details about the amounts in the “All Other Compensation” column are set forth in the table below.

All Other Compensation Details
Name and Principal Position(s)	Year	Retirement Plan Contributions (A) ($)	Personal Use of Company Vehicle (B) ($)	All Other Perks ($)	Other ($)	Total ($)
Julie Smolyansky	2020	11,400	12,456	–	–	23,856
Chief Executive Officer,	2019	11,200	40,407	25,853	–	77,460
President and Secretary

Edward Smolyansky	2020	–	7,182	2,400	–	9,582
Chief Operating Officer	2019	–	39,684	22,372	–	62,056

Amy Feldman	2020	8,742	14,869	17,925	–	41,536
Executive Vice President	2019	8,459	14,869	13,150	–	36,478
of Sales

(A)	Consists of Lifeway’s matching contributions to the Lifeway Foods Inc. 401(k) Profit Sharing Plan and Trust on behalf of the NEO.

(B)	Consists of (i) an auto allowance in 2019 and (ii) a personal use of vehicle allowance for Julie Smolyansky and Edward Smolyansky and an auto allowance for Amy Feldman.

(5)

Consists of a $250,000 discretionary cash bonus granted to Ms. Smolyansky in recognition of the effective continuation and growth of the Company’s business during the COVID-19 pandemic which the Compensation Committee credited to the preparation by the CEO for the impact of the COVID-19 pandemic prior to shelter in place orders and shut downs, including, but not limited to, increasing supply purchases, establishing multiple back up supply lines and delivery options and establishing policies and procedures for the health and safety of the Corporation’s employees and for avoidance of production stoppage which were effective.

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

In 2021, we are seeking Danone’s consent to the issuance of Performance Shares that (1) will vest in June 2021 and the following two fiscal years granted to non-employee directors for the 2020-21 Board year, (2) employees other than the CEO and COO earned as incentive awards under the 2019 long term incentive plan, and (3) were earned by our CEO and COO in 2020 under the 2019 long term incentive plan and/or the 2020 long term incentive plan. No determination has been made yet.

Danone’s denials have had no impact on the total incentive compensation earned by our CEO and COO in 2019 and 2020. However, denials serve to eliminate the long-term equity awards due the CEO and COO in favor of non-equity incentive awards. The newly constituted Compensation Committee is reviewing what is the appropriate equity and non-equity incentive awards to our CEO and COO appropriate that is in the best interest of our shareholders in light of Danone’s previous denials. As part of our benchmarking and analysis process described above, the Audit and Corporate Governance Committee and the Compensation Committee have determined that Lifeway’s peers, as well as numerous other publicly traded corporations led by founders and/or controlling shareholders, make such awards to their named executive officers (even when such NEOs also hold substantial or controlling stakes in those companies).

Fiscal Year 2020 Director Compensation

The table below describes the cash and stock award portions of the annual retainer paid to each non-employee director who served in fiscal year 2020. While directors receive annual retainers based on the June-to-June Board service year, the table below reflects payments made during fiscal year 2020. Ms. Julie Smolyansky and Mr. Edward Smolyansky received no compensation as directors. We have excluded them from the table because we fully describe their compensation in the “Named Executive Officer Compensation” section.

Name	Fees Earned or Paid in Cash ($)	Stock Awards(1) ($)	All Other Compensation ($)		Total ($)
Ludmila Smolyansky	–	–	1,600,000	(2)	1,600,000
Renzo Bernardi	27,502	30,000	–		87,502
Pol Sikar	57,502	30,000	–		90,502
Jason Scher (3)	153,666	30,000	–		183,666
Jody Levy (4)	111,271	30,000	–		141,271
Dorri McWhorter (5)	55,201	30,000	–		85,201
George Sent (6)	–	–	–		–

(1)	Details about the amounts in the “Stock Awards” column are set forth in the table below

Stock Awards Detail
Name	Vested Stock Award ($)	Restricted Stock Award(A) ($)	Total ($)
Ludmila Smolyansky	–	–	–
Renzo Bernardi	–	30,000	30,000
Pol Sikar	–	30,000	30,000
Jason Scher	–	30,000	30,000
Jody Levy	–	30,000	30,000
Dorri McWhorter	–	30,000	30,000
George Sent(B)	–	–		–

(A)	As discussed below in the section “Consent by Danone to Common Stock Issuances,” we must obtain Danone’s consent before issuing these Performance Shares when they vest (if at all).

(B)	Mr. Sent resigned as director on January 24, 2020, earned no fees in 2020 and his restricted stock award was not vested and was forfeited.

(2)	Of the All Other Compensation, (a) $1,000,000 represents the annual fees paid to Mrs. Smolyansky for her services as a consultant to Lifeway through December 31, 2020. Effective January 1, 2021, Mrs. Smolyansky will be paid an annual service fee of $500,000 and will also be eligible for an annual performance fee target of $500,000 based on the achievement of specified performance criteria.; and (b) $600,000 represents royalty payments. Both relationships are discussed further in the “Certain Relationships and Related Party Transactions” section below. Mrs. Smolyansky did not receive any retainer fees in her capacity as a non-employee director.

(3)	Mr. Scher was appointed as the chairperson of the Audit and Corporate Governance Committee and the Compensation Committee, once formed, and received in 2020 pro rata payments of fees for such positions for partial year service during the Board Year 2019-2020 as well as full year fees for such positions for the Board Year 2020-2021.

(4)	Ms. Levy was elected to the Board and appointed as a member of the Audit and Corporate Governance Committee and Compensation Committee, once formed, and received in 2020 pro rata payments of such fees for such positions for partial year service during the Board Year 2019-2020 as well as full year fees for such positions for the Board Year 2020-2021.

(5)	Ms. McWhorter was elected to the Board and appointed as a member of the Audit and Corporate Governance Committee during the Board Year 2020-2021 and received in 2020 pro rata payments of such fees for such positions for partial year service for the Board Year 2020-2021.

(6)	Mr. Sent resigned as a director in January 2020, during the Board Year 2019-2020, and received no payments in 2020.

Committee Interlocks and Insider Participation

During fiscal year 2020, the Audit and Corporate Governance Committee, serving as the Company’s Compensation Committee until May 2020 when the Compensation Committee was formed, consisted of Messrs. Scher, Sikar, until January 24, 2020, Mr. Sent, and after February 11, 2020, Ms. Levy. During fiscal year 2020, the Compensation Committee consisted of Mr. Scher and Ms. Levy. None of these members was, at any time during fiscal year 2020, or at any previous time, a Lifeway officer or employee.

None of Lifeway’s executive officers served as a member of the board of directors or compensation committee of any other entity that has one or more of its executive officers serving as a member of Lifeway’s Board. No member of the Audit and Corporative Governance Committee or Compensation Committee has or had any relationship with us requiring disclosure under Item 404 of Securities and Exchange Commission Regulation S-K.

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

Employment agreements, severance, and change-in-control arrangements between Lifeway and Named Executive Officers

NEO Employment Agreements

Julie Smolyansky serves Lifeway pursuant to an employment agreement dated as of September 12, 2002. Pursuant to the agreement, Ms. Smolyansky is entitled to an annual base salary and an annual bonus subject to such incentive bonus targets and plans that Lifeway may adopt from time to time. In both 2019 and 2020, Ms. Smolyansky was entitled to receive an annual base salary of $1,000,000, an amount that the Board reviews annually. She is also eligible for certain cash, equity, and other incentive awards based on the satisfaction of the Board’s pre-established performance goals. In 2019 and 2020, the Board set bonus targets for her in compliance with its Omnibus Plan and applicable IRS regulations governing performance-based compensation for which Ms. Smolyansky is eligible. In the event that (a) Ms. Smolyansky is terminated other than for Cause (as defined therein) or (b) Ms. Smolyansky terminates her employment for Good Reason (as defined in the agreement) or due to her death, then Ms. Smolyansky is entitled to a lump sum payment consisting of (y) twice her then-current base salary and (z) the aggregate of the annual bonus for which she is then eligible under the agreement and any plans.

Edward Smolyansky serves as Lifeway’s Chief Operating Officer and is not subject to an employment agreement. Pursuant to the terms of his employment set by the Board or, with respect to compensation, the Compensation Committee, Mr. Smolyansky is entitled to an annual base salary and is also eligible for certain cash, equity, and other incentive awards as approved and established by the Compensation Committee, and based on the satisfaction of the Compensation Committee’s pre-established performance goals. In 2019 and 2020, Mr. Smolyansky was entitled to receive an annual base salary of $1,000,000, an amount that the Compensation Committee reviews annually. In 2019, the Audit and Corporate Governance Committee set bonus targets for him in compliance with its Omnibus Plan and applicable IRS regulations governing performance-based compensation. In 2020, the Compensation Committee evaluated his compensation package in light of changes made to management organization through 2019 consistent with market rates for similarly situated executive positions, including Mr. Smolyansky, and determined that Mr. Smolyansky’s total compensation package should not exceed his then current salary level. As a result Mr. Smolyansky was not offered a bonus opportunity in 2020. The Compensation Committee further determined that in 2021 Mr. Smolyansky’s total compensation package would reflect a lower cash salary and an opportunity to earn incentive bonuses. Mr. Smolyansky is not subject to any severance or change-in-control arrangements.

Amy Feldman serves Lifeway pursuant to an employment agreement dated as of October 29, 2018. The agreement renews automatically for successive terms of one year on January 1, unless pursuant to the agreement it is terminated earlier or the Board or Compensation Committee gives timely notice of non-renewal. Ms. Feldman’s base salary was $220,000 in 2019 and $300,000 in 2020. Her base salary is subject to annual review by the Compensation Committee and the Board. Pursuant to the agreement, Ms. Feldman is also eligible for certain cash, equity, and other incentive awards based on the satisfaction of the Board’s pre-established performance goals. In 2019 and 2020, the Board set bonus targets for her in compliance with its Omnibus Plan and applicable IRS regulations governing performance-based compensation. Lifeway may terminate Ms. Feldman’s employment for any lawful reason, with or without Cause, and Ms. Feldman may resign for or without Good Reason (each as defined in the agreement).

Pursuant to his employment agreement, Ms. Feldman, upon Non-Renewal, termination without Cause, or by her resignation with Good Reason (as defined in his Employment Agreement), will be entitled to certain payments and benefits shown in the tables below. Receipt of any severance amounts under Ms. Feldman’s Employment Agreement is conditioned on execution of an enforceable general release of claims in a form satisfactory to Lifeway.

	Non-Renewal	Termination without Cause or Resignation for Good Reason	Termination for Cause or Resignation Without Good Reason
Base Salary	3 months after termination date	The remainder of the term or 6 months, whichever is greater	Through termination date

Bonus Payments	Greater of (i) bonus for fiscal year of termination date and (ii) bonus paid for fiscal year prior to termination date	Greater of (i) bonus for fiscal year of termination date and (ii) bonus paid for fiscal year prior to termination date	None

Outstanding Equity Awards	Vested but unsettled outstanding equity awards	Accelerated vesting of all outstanding equity awards	Vested but unsettled outstanding equity awards

Health Insurance	Company-paid COBRA premiums through the earliest of (i) three calendar months after termination date, (ii) the date executive becomes eligible for group health insurance through another employer, or (iii) the date executive ceases to be eligible for COBRA coverage	Company-paid COBRA premiums through the earliest of (i) six calendar months after termination date, (ii) the date executive becomes eligible for group health insurance through another employer, or (iii) the date executive ceases to be eligible for COBRA coverage	None

Financial Services or Transition-Related	None	$10,000	None

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

Equity Compensation Plans

The following table sets forth certain information, as of December 31, 2020, regarding the shares of Lifeway’s common stock authorized for issuance under our Omnibus Plan.

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	40,550	$10.42	3,317,298
Equity compensation plans not approved by security holders	0	$0	–
Total	40,550	$10.42	3,317,298

On March 29, 2016, Lifeway filed a registration statement on Form S-8 with the Securities and Exchange Commission in connection with the Omnibus Plan covering 3,500,000 shares of our common stock, as adjusted. We adopted the Omnibus Plan on December 14, 2015. Pursuant to the Plan, we may issue common stock, options to purchase common stock, stock appreciation rights, restricted stock, restricted stock units, performance units, performance shares, cash-based awards and other stock-based awards to our employees. A total of 3,317,298 shares were eligible for issuance under the Plan at December 31, 2020. The Compensation Committee has the discretion to determine the option price, number of shares, grant date, and vesting terms of awards granted under the Plan.

Outstanding Equity Awards at Fiscal Year End

The following table provides information regarding each unexercised stock option and unvested restricted stock award held by our NEOs as of December 31, 2020.

	Option awards				Stock awards
Name	Grant Date	Number of securities underlying unexercised options exercisable (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares of units of stock that have not vested ($) (1)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($) (1)
Julie Smolyansky	3/22/19(2)				17,821	$96,411	218,819	$1,183,812
	11/12/20(3)				146,198	$750,000	0	0

Edward Smolyansky	3/22/19(2)				17,821	$96,411	218,819	$1,183,812

Amy Feldman	3/22/19(2)				3,566	$19,292	43,766	$236,772

(1)	The market values of these stock awards are calculated by multiplying the number of unvested/unearned shares held by the applicable NEO by the closing price of our common stock on December 31, 2020, the last trading day of our fiscal year, which was $5.41.

(2)	Represents a time-based restricted stock award pursuant to Lifeway’s 2015 Omnibus Incentive Plan. As discussed above in the section “Consent by Danone to Common Stock Issuances,” unvested stock awards (Performance Shares) are subject to Danone’s consent to issuances of performance-based, long-term incentive stock awards for fiscal year 2020 to our CEO and COO.

(3)	Represents a time-based restricted stock award pursuant to Lifeway’s 2015 Omnibus Incentive Plan the amount of which is recorded as a liability as of 12/31/2020. As discussed above in the section “Consent by Danone to Common Stock Issuances,” unvested stock awards (Performance Shares) are subject to Danone’s consent to issuances of performance-based, long-term incentive stock awards for fiscal year 2020 to our CEO and COO.

ITEM 12.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

As of April 20, 2021, Lifeway’s directors and Named Executive Officers beneficially own, directly or indirectly, in the aggregate, approximately 50.91% of its outstanding Common Stock. These shareholders have significant influence over our business affairs, with the ability to control matters requiring approval by our shareholders including election of directors and matters such as approvals of mergers or other business combinations.

The following table sets forth, as of April 20, 2020, certain information with respect to the beneficial ownership of the Common Stock for (i) each person, or group of affiliated persons, known by Lifeway to beneficially own more than 5% of the outstanding shares of our Common Stock, (ii) each of our directors, (iii) each of our Named Executive Officers, and (iv) all of our directors and executive officers as a group.

	Shares Beneficially Owned (b)
Name and Address (a)	Number		Percent
Ludmila Smolyansky	3,969,641	(c)	25.40%
Julie Smolyansky	2,358,303	(d)	15.09%
Edward Smolyansky	1,996,053	(e)	12.77%
Jody Levy	15,468		*
Pol Sikar	29,335		*
Jason Scher	24,567		*
Dorri McWhorter	11,406		*
Amy Feldman	15,161		*
Danone North America PBC 100 Hillside Avenue White Plains, NY 10603-2861	3,454,756	(f)	22.10%

All directors and executive officers as a group (8 persons)	7,919,934	(g)	50.67%

____________

*	Less than 1%

(a)	Unless otherwise indicated, the business address of each person or entity named in the table is c/o Lifeway Foods, Inc., 6431 Oakton St., Morton Grove, IL 60053.

(b)	Applicable percentage of ownership is based on 15,631,314 shares of Common Stock outstanding as of April 20, 2021. Beneficial ownership is determined in accordance with SEC rules and includes voting and investment power with respect to shares. Shares of Common Stock subject to options, warrants, or other convertible securities exercisable within 60 days after April 20, 2021 are deemed outstanding for computing the percentage ownership of the person holding such options, warrants, or other convertible securities, but are not deemed outstanding for computing the percentage of any other person. Except as otherwise noted, the named beneficial owner has the sole voting and investment power with respect to the shares of Common Stock shown.

(c)	Includes (i) 3,942,298 shares held by the Ludmila Smolyansky Trust 2/1/05, of which Mrs. Smolyansky is the trustee and (ii) 27,343 shares held by The Smolyansky Family Foundation, of which Mrs. Smolyansky is the trustee. Includes an aggregate of 3,587,000 shares subject to pledge in accordance with the terms and conditions of a full recourse loan agreement with a lender.

(d)	Includes (i) 22,216 shares held by Ms. Smolyansky on behalf of minor children, (ii) 4,636 shares held by Ms. Smolyansky’s spouse and (iii) 500,000 shares held by Smolyansky Family Holdings, LLC (the “Smolyansky LLC”) of which Ms. Smolyansky beneficially owns 50%. Ms. Smolyansky shares the power to vote and dispose of the shares held by the Smolyansky LLC with Mr. Smolyansky. Ms. Smolyansky disclaims beneficial ownership of the shares held by the Smolyansky LLC except to the extent of any pecuniary interest therein. Includes an aggregate of 583,000 shares subject to a pledge in accordance with the terms and conditions of a full recourse loan agreement with a lender.

(e)	Includes 500,000 shares held by the Smolyansky LLC of which Mr. Smolyansky beneficially owns 50%. Mr. Smolyansky shares the power to vote and dispose of the shares held by the Smolyansky LLC with Ms. Smolyansky. Mr. Smolyansky disclaims beneficial ownership of the shares held by the Smolyansky LLC except to the extent of any pecuniary interest therein. Includes an aggregate of 1,583,500 shares subject to a pledge in accordance with the terms and conditions of a full recourse loan agreement with a lender.

(f)	Based on information known to Lifeway.

(g)	Includes (i) 3,942,298 shares held by the Ludmila Smolyansky Trust 2/1/05, of which Ludmila Smolyansky is the trustee, (ii) 27,343 shares held by The Smolyansky Family Foundation, of which Ludmila Smolyansky is the trustee, (iii) 22,216 shares held by Julie Smolyansky on behalf of minor children, (iv) 4,636 shares held by Julie Smolyansky’s spouse and (iii) 500,000 shares held by the Smolyansky LLC of which Julie Smolyansky and Edward Smolyansky each beneficially owns 50%.

ITEM 13.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

On March 18, 2016, Lifeway entered into a consulting agreement (the “Original Consulting Agreement”) with Mrs. Smolyansky that was effective January 1, 2016. Under the terms and conditions of the Agreement, Mrs. Smolyansky provided consulting services to us for which we paid Mrs. Smolyansky an aggregate of $1,000,000 annually and prorated amounts for periods shorter than a year. On December 28, 2020, Lifeway entered into an amended and restated consulting agreement with Mrs. Smolyansky (the “Amended and Restated Consulting Agreement”), effective as of December 31, 2020. Under the terms and conditions of the Amended and Restated Consulting Agreement, Mrs. Smolyansky will continue to provide consulting services with respect to, among other things, our business strategy, international expansion and product management and expansion. For her services under the Amended and Restated Consulting Agreement beginning in January 2021, the Company will pay Mrs. Smolyansky an annual service fee of $500,000. Mrs. Smolyansky will also be eligible for an annual performance fee target of $500,000 based on the achievement of specified performance criteria.

Specifically, in 2020, Mrs. Smolyansky assisted management with efforts to develop an overall strategy for, and supporting maintenance and expansion of, the ethnic food market customer base, strategizing expansion into Eastern European markets, managing relationships with certain ethnic vendors, analysis of growth strategies, collaborating with Russian speaking department managers, negotiating relationships of the Company, including customers, suppliers and key personnel, developing and implementing strategies to improve operations, marketing and financial performance of the Company, formulating strategic plans related to the direction of sales and marketing, evaluating and exploring potential acquisitions, reviewing and advising the Company with respect to proprietary manufacturing process and other aspects of the business as requested by management of the Company.

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

In 2020, Mrs. Smolyansky was paid $1,000,000 pursuant to the Consulting Agreement and $600,000 pursuant to the Endorsement Agreement. Ms. Smolyansky did not receive any retainer fees in her capacity as a non-employee director.

Jason Burdeen, Ms. J. Smolyansky’s spouse, is employed by the Company as the CEO’s Chief of Staff. Mr. Burdeen does not have an employment agreement. In 2020, Mr. Burdeen’s total compensation was $132,813. The Compensation Committee is responsible for determining and approving Mr. Burdeen’s compensation annually.

We have determined that there were no related party transactions in excess of $120,000 since January 1, 2020, or currently proposed, involving Lifeway except for the Original Consulting Agreement, the Amended and Restated Consulting Agreement, and the Endorsement Agreement with Mrs. Smolyansky, our Chairperson of the Board, as discussed above.

ITEM 14.        PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Fees Billed by Mayer Hoffman McCann P.C.

The following table sets forth the fees for professional audit services rendered by our independent registered public accounting firm Mayer Hoffman McCann P.C. (MHM) in connection with fiscal years ended December 31, 2020 and 2019 and fees billed for other services rendered by MHM during those periods:

Fees Billed by Independent Registered Public Accounting Firm
Type of Fees	2020	2019
(1) Audit Fees	$445,000	$597,369
(2) Audit-Related Fees	–	–
(3) Tax Fees	–	–
(4) All Other Fees	–	–
	$445,000	$597,369

In the above table, in accordance with the SEC’s definitions and rules, “audit fees” are fees Lifeway paid to its independent registered public accountant for professional services in connection with the audit of our consolidated financial statements for the fiscal years ended December 31, 2020 and 2019 included in Form 10-K, for the audit of our internal control over financial reporting for 2019 only, for the review of the unaudited financial statements included in Form 10-Qs within those fiscal years, and for services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements; “audit-related fees” are fees for work performed during those fiscal years for assurance and related services that are reasonably related to the performance of the audit or review of our consolidated financial statements; “tax fees” are fees for work performed during those fiscal years for tax compliance, tax advice, and tax planning; and “all other fees” are fees for work performed during those fiscal years for any services not included in the first three categories. All of the services set forth in sections (1) through (4) above were approved by the Audit and Corporate Governance Committee in accordance with its charter.

For the fiscal years ended December 31, 2020 and 2019, we retained certain firms other than MHM for tax compliance, tax advice, tax planning and other accounting advice.

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

Unless a type of service has received general pre-approval, it will require specific pre-approval by the Audit and Corporate Governance Committee if it is to be provided by the auditors. Any proposed services exceeding pre-approved cost levels or budgeted amounts will also require specific pre-approval by the Audit and Corporate Governance Committee. In determining whether to approve a particular audit or permitted non-audit service, the Audit and Corporate Governance Committee will consider, among other things, whether the service is consistent with maintaining the independence of the independent registered public accounting firm. The Audit and Corporate Governance Committee will also consider whether the independent registered public accounting firm is best positioned to provide the most effective and efficient service to us and whether the service might be expected to enhance our ability to manage or control risk or improve audit quality. Specifically, the Audit and Corporate Governance Committee has not pre-approved the use of MHM for non-audit services. There was no non-audit work performed by MHM for the fiscal years ended December 31, 2020 or December 31, 2019.

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

3.	Exhibits.

No.	Description	Form	Period Ending	Exhibit	Filing Date

3.1	Amended and Restated Bylaws.	10-K	12/31/2017	3.1	3/30/2018

3.2	Articles of Incorporation, as amended and currently in effect	10-K	12/31/2013	3.2	4/2/2014

10.1	Stock Purchase Agreement dated October 1, 1999 by and among Danone Foods, Inc., Lifeway Foods, Inc., Michael Smolyansky and certain other parties	8-K	0	10.1	10/12/1999

10.2	Stockholders’ Agreement dated October 1, 1999 by and among Danone Foods, Inc., Lifeway Foods, Inc., Michael Smolyansky and certain other parties	8-K	0	10.11	10/12/1999

10.3	Letter Agreement dated December 24, 1999	8-K	0	10.12	1/12/2000

10.4	Employment Agreement, dated September 12, 2002, between Lifeway Foods, Inc. and Julie Smolyansky+	10-QSB/A No. 2	9/30/2002	10.14	4/30/2003

10.5	Consulting Agreement by and between the Company and Ludmila Smolyansky, dated as of March 8, 2016+	10-K	12/31/2015	10.23	3/16/2016

10.6	Endorsement Agreement by and between the Company and Ludmila Smolyansky, dated as of March 14, 2016	10-K	12/31/2015	10.24	3/16/2016

10.7	Amended and Restated Loan and Security Agreement dated as of May 7, 2018 among Lifeway Foods, Inc., Fresh Made, Inc., The Lifeway Kefir Shop, LLC, Lifeway Wisconsin, Inc., and CIBC Bank USA, as Lender.	8-K		10.1	5/11/2018

10.8	Employment Agreement by and between the Company and Amy Feldman, dated as of October 29, 2018+	8-K		10.1	11/1/2018

10.9	Employment Agreement by and between the Company and Eric Hanson, dated as of January 18, 2019+				1/23/2019

10.10	First Modification to Amended and Restated Loan and Security Agreement dated as of April 10, 2019 among Lifeway Foods, Inc., Fresh Made, Inc., The Lifeway Kefir Shop, LLC, Lifeway Wisconsin, Inc., and CIBC Bank USA, as Lender.	10-K	12/31/18	10.1	4/15/2019

10.11	Second Modification to Amended and Restated Loan and Security Agreement, effective as of December 10, 2019 by and among Lifeway Foods, Inc., Fresh Made, Inc., The Lifeway Kefir Shop, LLC, Lifeway Wisconsin, Inc., and CIBC Bank USA, as Lender.	8-K		10.1	12/10/2019

10.12	Third Modification to Amended and Restated Loan and Security Agreement dated as of September 30, 2020 among Lifeway Foods, Inc., Fresh Made, Inc., The Lifeway Kefir Shop, LLC, Lifeway Wisconsin, Inc., and CIBC Bank USA, as Lender.	8-K	9/30/20	10.1	10/6/2020

10.13	Amended and Restated Consulting Agreement dated December 28, 2020 by and between the Company and Ludmila Smolyansky+	8-K	12/28/20	10.1	12/28/20

10.14	Lifeway Foods, Inc. Ominibus Incentive Plan +	8-K		10.2	12/18/15

10.15	Form of Notice of Restricted Stock Unit Award +	8-K		10.3	12/18/15

10.16	Form of Notice of Performance Unit Award +	8-K		10.4	12/18/15

10.17	Form of Notice of Restricted Stock Award +	8-K		10.5	12/18/15

10.18	Form of Notice of Non-Qualified Stock Option Award +	8-K		10.6	12/18/15

14	Code of Conduct and Ethics	10-K	12/31/13	14	4/2/2014

21	List of Subsidiaries of the Registrant

23.1	Consent of Mayer Hoffman McCann P.C.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Julie Smolyansky

31.2	Rule 13a-14(a)/15d-14(a) Certification of Eric Hanson

31.3	Rule 13a-14(a)/15d-14(a) Certification of Julie Smolyansky

31.4	Rule 13a-14(a)/15d-14(a) Certification of Eric Hanson

32.1	Section 1350 Certification of Julie Smolyansky*

32.2	Section 1350 Certification of Eric Hanson*

99.1	Press release dated March 25, 2021 reporting the Company’s financial results for year ended December 31, 2020.

101	Interactive Data Files

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

LIFEWAY FOODS, INC.

Date: April 30, 2021	By:	/s/ Julie Smolyansky
Julie Smolyansky
Chief Executive Officer, President, and Director

