Form 10-Q
period 2021-03-31
Lifeway Foods, Inc.
filed 2021-05-17
CIK 814586

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒       QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2021

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

Number of shares of Common Stock, no par value, outstanding as of May 3, 2021: 15,631,314

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

LIFEWAY FOODS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

March 31, 2021 and December 31, 2020

(In thousands)

	March 31, 2021 (Unaudited)	December 31, 2020
Current assets
Cash and cash equivalents	$8,618	$7,926
Accounts receivable, net of allowance for doubtful accounts and discounts & allowances of $1,100 and $1,350 at March 31, 2021 and December 31, 2020 respectively	9,961	8,002
Inventories, net	6,736	6,930
Prepaid expenses and other current assets	1,110	1,163
Refundable income taxes	46	31
Total current assets	26,471	24,052

Property, plant and equipment, net	20,744	21,048
Operating lease right-of-use asset	317	345

Intangible assets
Goodwill and indefinite-lived intangibles	12,824	12,824
Other intangible assets, net	–	–
Total intangible assets	12,824	12,824

Other assets	1,800	1,800
Total assets	$62,156	$60,069

Current liabilities
Accounts payable	$5,289	$5,592
Accrued expenses	2,587	2,196
Accrued income taxes	1,215	653
Total current liabilities	9,091	8,441
Line of credit	2,774	2,768
Operating lease liabilities	143	165
Deferred income taxes, net	1,764	1,764
Other long-term liabilities	160	77
Total liabilities	13,932	13,215

Commitments and contingencies

Stockholders' equity
Preferred stock, no par value; 2,500 shares authorized; no shares issued or outstanding at March 31, 2021 and December 31, 2020	–	–
Common stock, no par value; 40,000 shares authorized; 17,274 shares issued; 15,604 outstanding at March 31, 2021 and December 31, 2020	6,509	6,509
Paid-in capital	2,664	2,600
Treasury stock, at cost	(12,450)	(12,450)
Retained earnings	51,501	50,195
Total stockholders' equity	48,224	46,854

Total liabilities and stockholders' equity	$62,156	$60,069

See accompanying notes to consolidated financial statements

LIFEWAY FOODS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

For the three months ended March 31, 2021 and 2020

(Unaudited)

(In thousands, except per share data)

	2021	2020

Net Sales	$29,376	$25,388

Cost of goods sold	20,512	18,624
Depreciation expense	815	767
Total cost of goods sold	21,327	19,391

Gross profit	8,049	5,997

Selling expense	3,222	2,575
General and administrative expense	2,891	3,145
Amortization expense	–	39
Total operating expenses	6,113	5,759

Income from operations	1,936	238

Other income (expense):
Interest expense	(22)	(39)
(Loss) gain on sale of property and equipment	(7)	5
Other income, net	(8)	(3)
Total other income (expense)	(37)	(37)

Income before provision for income taxes	1,899	201

Provision for income taxes	593	55

Net income	$1,306	$146

Earnings per common share:
Basic	$0.08	$0.01
Diluted	$0.08	$0.01

Weighted average common shares:
Basic	15,604	15,623
Diluted	15,814	15,737

See accompanying notes to consolidated financial statements

LIFEWAY FOODS, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

(Unaudited)

(In thousands)

	Common Stock
	Issued		In treasury		Paid-In	Retained	Total
	Shares	$	Shares	$	Capital	Earnings	Equity

Balance, January 1, 2020	17,274	$6,509	(1,564)	$(12,601)	$2,380	$46,963	$43,251

Issuance of common stock in connection with stock-based compensation	–	–	27	210	306	–	516

Treasury stock purchased	–	–	(179)	(405)	–	–	(405)

Stock-based compensation	–	–	–	–	62	–	62

Net loss	–	–	–	–	–	146	146

Balance, March 31, 2020	17,274	$6,509	(1,716)	$(12,796)	$2,748	$47,109	$43,570

Balance, January 1, 2021	17,274	$6,509	(1,669)	$(12,450)	$2,600	$50,195	$46,854

Stock-based compensation	–	–	–	–	64	–	64

Net income	–	–	–	–	–	1,306	1,306

Balance, March 31, 2021	17,274	$6,509	(1,669)	$(12,450)	$2,664	$51,501	$48,224

See accompanying notes to consolidated financial statements

LIFEWAY FOODS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities:
Net income	$1,306	$146
Adjustments to reconcile net income (loss) to operating cash flow:
Depreciation and amortization	815	806
Non-cash interest expense	6	6
Non-cash rent expense	–	(11)
Bad debt expense	–	1
Deferred revenue	(8)	(24)
Stock-based compensation	153	117
Deferred income taxes	–	370
Loss (gain) on sale of property and equipment	7	(5)
(Increase) decrease in operating assets:
Accounts receivable	(1,959)	(1,739)
Inventories	193	(491)
Refundable income taxes	(15)	(346)
Prepaid expenses and other current assets	54	312
Increase (decrease) in operating liabilities:
Accounts payable	(301)	833
Accrued expenses	398	(981)
Operating lease asset amortization/liability	–	(11)
Accrued income taxes	561	(38)
Net cash provided by (used in) operating activities	1,210	(1,055)

Cash flows from investing activities:
Purchases of property and equipment	(518)	(403)
Proceeds from sale of property and equipment	–	5
Net cash used in investing activities	(518)	(398)

Cash flows from financing activities:
Purchase of treasury stock	–	(405)
Net cash used in financing activities	–	(405)

Net increase (decrease) in cash and cash equivalents	692	(1,858)

Cash and cash equivalents at the beginning of the period	7,926	3,836

Cash and cash equivalents at the end of the period	$8,618	$1,978

Supplemental cash flow information:
Cash paid for income taxes, net of (refunds)	$47	$65
Cash paid for interest	$16	$35

Non-cash investing activities
Increase (decrease) in right-of-use assets and operating lease obligations	$21	$113

Non-cash financing activities
Issuance of common stock under equity incentive plans	$–	$516

See accompanying notes to consolidated financial statements

LIFEWAY FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data)

Note 1 – Basis of Presentation

Basis of presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. (“U.S. GAAP”) for interim financial information, and do not include all of the information and disclosures required for complete, audited financial statements. In the opinion of management, these statements include all adjustments necessary for a fair presentation of the results of all interim periods reported herein. The consolidated financial statements and related notes should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020. Results of operations for interim periods are not necessarily indicative of the results to be expected for other interim periods or the full year.

A detailed description of our significant accounting policies can be found in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

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

Advertising and promotional costs

Lifeway expenses advertising costs as incurred. For the three months ended March 31, 2021 and 2020 total advertising expenses were $1,393 and $536 respectively.

Recent accounting pronouncements

Adopted

In December 2019, the FASB issued Accounting Standards Update (“ASU”) No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The new guidance is intended to enhance and simplify various aspects of the accounting for income taxes. The new guidance eliminates certain exceptions to the general approach to the income tax accounting model and adds new guidance to reduce the complexity in accounting for income taxes. The Company adopted this guidance on January 1, 2021. The adoption of this standard did not have a material impact on our consolidated financial statements and disclosures.

Issued but not yet effective

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

Note 3 – Inventories, net

Inventories consisted of the following:

	March 31, 2021	December 31, 2020
Ingredients	$1,684	$1,725
Packaging	2,114	2,234
Finished goods	2,938	2,971
Total inventories	$6,736	$6,930

Note 4 – Property, Plant and Equipment, net

Property, plant and equipment consisted of the following:

	March 31, 2021	December 31, 2020
Land	$1,565	$1,565
Buildings and improvements	17,182	17,834
Machinery and equipment	31,716	31,707
Vehicles	778	778
Office equipment	862	857
Construction in process	587	228
	52,690	52,969
Less accumulated depreciation	(31,946)	(31,921)
Total property, plant and equipment, net	$20,744	$21,048

Note 5 – Goodwill and Intangible Assets

Goodwill and indefinite-lived intangible assets consisted of the following:

	March 31, 2021	December 31, 2020
Gross goodwill	$10,368	$10,368
Accumulated impairment losses	(1,244)	(1,244)
Goodwill	9,124	9,124
Brand names	3,700	3,700
Goodwill and indefinite-lived intangible assets	$12,824	$12,824

Finite-lived Intangible Assets

Other intangible assets, net consisted of the following:

	March 31, 2021	December 31, 2020
Recipes	$44	$44
Customer lists and other customer related intangibles	4,529	4,529
Customer relationship	985	985
Trade names	2,248	2,248
Formula	438	438
	8,244	8,244
Accumulated amortization	(8,244)	(8,244)
Other intangible assets, net	$–	$–

Note 6 – Accrued Expenses

Accrued expenses consisted of the following:

	March 31, 2021	December 31, 2020
Payroll and incentive compensation	$1,825	$1,366
Real estate taxes	271	341
Current portion of operating lease liabilities	174	179
Other	317	310
Total accrued expenses	$2,587	$2,196

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

As of March 31, 2021, we had $2,774 net of $3 of unamortized deferred financing costs, outstanding under the Revolving Credit Facility. We had $2,223 available for future borrowings as of March 31, 2021.

As amended, all outstanding amounts under the Loans bear interest, at Lifeway’s election, at either the lender Base Rate (the Prime Rate minus 1.00%) or the LIBOR plus 1.95%, payable monthly in arrears. Lifeway is also required to pay a quarterly unused line fee of 0.20% and, in conjunction with the issuance of any letters of credit, a letter of credit fee of 0.20%. Lifeway’s interest rate on debt outstanding under our Revolving Credit Facility as of March 31, 2021 was 2.15%.

We were in compliance with the fixed charge coverage ratio and minimum working capital covenants at March 31, 2021.

Note 8 – Leases

Lifeway has operating leases for two retail stores for its Lifeway Kefir Shop subsidiary which includes fixed base rent payments as well as variable rent payments to reimburse the landlord for operating expenses and taxes. The Company terminated its office space leases in June 2020. The Company also lease certain machinery and equipment with fixed base rent payments and variable costs based on usage. Remaining lease terms for these leases range from less than 1 year to 4 years. Some of our leases include options to extend the leases for up to 5 years and have been included in our calculation of the right-of-use asset and lease liabilities. Lifeway includes only fixed payments for lease components in the measurement of the right-of-use asset and lease liability. Variable lease payments are those that vary because of changes in facts or circumstances occurring after the commencement date, other than the passage of time. There are no residual value guarantees. We do not currently have leases which meet the finance lease classification as defined under ASC 842.

We do not record leases with an initial term of 12 months or less on the balance sheet. Expense for these short-term leases is recorded on a straight-line basis over the lease term. Total lease expense was $78 and $179 (including short term leases) for the three months ended March 31, 2021 and 2020, respectively.

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

Future maturities of lease liabilities were as follows

Year	Operating Leases
Nine months ended December 31, 2021	$147
2022	158
2023	23
2024	7
2025	5
Thereafter	2
Total lease payments	342
Less: Interest	(26)
Present value of lease liabilities	$316

The weighted-average remaining lease term for our operating leases was 2.05 years as of March 31, 2021. The weighted average discount rate of our operating leases was 7.85% as of March 31, 2021. Cash paid for amounts included in the measurement of lease liabilities was $55 and $142 for the three months ended March 31, 2021 and 2020, respectively.

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

Note 10 – Income taxes

For each interim period, Lifeway estimates the effective tax rate expected to be applicable for the full year and applies that rate to income before provision for income taxes for the period. The effective tax rate for the three months ended March 31, 2021 was 31.2% compared to 27.5% for the three months ended March 31, 2020. Our effective tax rate may change from period to period based on recurring and non-recurring factors including the relative mix of pre-tax earnings (or losses), the underlying income tax rates applicable to various state and local taxing jurisdictions, enacted tax legislation, the impact of non-deductible items, changes in valuation allowances, and the expiration of the statute of limitations in relation to unrecognized tax benefits. We record discrete income tax items such as enacted tax rate changes and completed tax audits in the period in which they occur.

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

Unrecognized tax benefits were $96 and $90 at March 31, 2021 and 2020, respectively. We do not expect material changes to our unrecognized tax benefits during the next twelve months. The Company believes that an adequate provision has been made for any adjustments that may result from tax examinations. However, the outcome of tax audits cannot be predicted with certainty. If a tax audit is resolved in a manner inconsistent with its expectations, the Company could be required to adjust its provision for income taxes in the period such resolution occurs. We do not expect material changes to our unrecognized tax benefits during the next twelve months.

Note 11 – Stock-based and Other Compensation

In December 2015, Lifeway stockholders approved the 2015 Omnibus Incentive Plan, which authorized the issuance of an aggregate of 3.5 million shares to satisfy awards of stock options, stock appreciation rights, unrestricted stock, restricted stock, restricted stock units, performance shares and performance units to qualifying employees. Under the Plan, the Board or its Audit and Corporate Governance Committee approves stock awards to executive officers and certain senior executives, generally in the form of restricted stock or performance shares. The number of performance shares that participants may earn depends on the extent to which the corresponding performance goals have been achieved. Stock awards generally vest over a three-year performance or service period. At March 31, 2021, 3.317 million shares remain available under the Omnibus Incentive Plan. While we plan to continue to issue awards pursuant to the Plan at least annually, we may choose to suspend the issuance of new awards in the future and may grant additional awards at any time including issuing special grants of restricted stock, restricted stock units, and stock options to attract and retain new and existing executives.

Stock Options

The following table summarizes stock option activity during the three months ended March 31, 2021:

	Options	Weighted average exercise price	Weighted average remaining contractual life	Aggregate intrinsic value

Outstanding at December 31, 2020	41	$10.42	5.22	$–
Granted	–	–	–	–
Exercised	–	–	–	–
Forfeited	–	–	–	–
Outstanding at March 31, 2021	41	$10.42	4.97	$–
Exercisable at March 31, 2021	41	$10.42	–	$–

As of December 31, 2019, all outstanding options were vested and there was no remaining unearned compensation expense.

Restricted Stock Awards

A Restricted Stock Award (“RSA”) represents the right to receive one share of common stock in the future. RSAs have no exercise price. The grant date fair value of the awards is equal to our closing stock price on the grant date. The following table summarizes RSA activity during the three months ended March 31, 2021.

RSA’s

Outstanding at December 31, 2020	78
Granted	4
Shares issued upon vesting	–
Forfeited	–
Outstanding at March 31, 2021	82
Weighted average grant date fair value per share outstanding	$3.04

We expense RSA’s over the service period. For the three months ended March 31, 2021 and 2020 total pre-tax stock-based compensation expense recognized in the consolidated statements of operations was $36 and $5, respectively. For the three months ended March 31, 2021 and 2020 tax-related benefits of $11 and $1, respectively, were also recognized. As of March 31, 2021, the total remaining unearned compensation related to non-vested RSA’s was $108, which is expected to be amortized over the weighted-average remaining service period of 1.22 years.

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

2017 Plan

Under the 2017 Plan, collectively the participants had the opportunity to earn cash and equity-based incentive compensation in amounts ranging from $0 to $11,025 depending on Lifeway’s performance levels compared to the respective targets and the participants performance compared to their individual objectives. The equity portion of the incentive compensation is payable in restricted stock that vests one-third in each of the three years from the 2017 grant dates. For the three months ended March 31, 2021 and 2020, $0 and $49 was expensed as stock-based compensation expense in the consolidated statements of operations, respectively. As of March 31, 2021, there was no remaining expense.

2019 Plan

Under the 2019 Plan, collectively the participants can earn equity-based incentive compensation in amounts ranging from $0 to $1,776 depending on Lifeway’s performance levels compared to the respective targets. The equity-based incentive compensation is payable in restricted stock that vests 50% of unvested shares in year one, 50% of unvested shares in year two, and 100% of remaining unvested shares in year three from the 2019 grant date. For the three months ended March 31, 2021 and 2020, $19 and $13 was expensed as stock-based compensation expense in the consolidated statements of operations, respectively.

2019 Retention Award

During Q1 2019, we awarded a special retention grant (the “2019 Retention Award”) of restricted stock to certain senior executives and key employees (the “participants”). The equity-based incentive compensation is payable in restricted stock that vests one-third in March 2019, one-third in March 2020 and one-third in March 2021. For the three months ended March 31, 2021 and 2020, $8 and $43 was expensed as stock-based compensation expense in the consolidated statements of operations, respectively. As of March 31, 2021, there was no remaining expense.

2020 CEO Incentive Award

During the fourth quarter 2020, we awarded a long-term equity-based incentive of $750 to our Chief Executive Officer (the “2020 CEO Award”) depending on Lifeways 2020 performance levels compared to the respective targets. The equity-based incentive compensation is payable in restricted stock that vests one-third in April 2022, one-third in April 2023, and one-third in April 2024. The issuance of vested equity awards is subject to approval under the Stock Purchase Agreement dated October 1, 1999. For the three months ended March 31, 2021 and 2020, $90 and $0 was expensed as stock-based compensation expense in the consolidated statements of operations, respectively. As of March 31, 2021, the total remaining unearned compensation was $610, of which $274 will be recognized in 2021, $221 in 2022, $98 in 2023, and $17 in 2024, respectively, subject to vesting.

Retirement Benefits

Lifeway has a defined contribution plan which is available to substantially all full-time employees. Under the terms of the plan, we match employee contributions under a prescribed formula. For the three months ended March 31, 2021 and 2020 total contribution expense recognized in the consolidated statements of operations was $113 and $118, respectively.

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

Net sales of products by category were as follows for the three months ended March 31:

	2021		2020
	$	%	$	%
Drinkable Kefir other than ProBugs	$24,203	82%	$19,857	78%
Cheese	3,199	11%	3,260	13%
Cream and other	863	3%	781	3%
ProBugs Kefir	680	2%	860	3%
Other dairy	384	1%	371	2%
Frozen Kefir (a)	47	1%	259	1%
Net Sales	$29,376	100%	$25,388	100%

(a)	Includes Lifeway Kefir Shop sales

Significant Customers – Sales are predominately to companies in the retail food industry located within the United States. Two major customers accounted for approximately 22% and 21% of net sales for the three months ended March 31, 2021 and 2020, respectively.

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

Service fees earned are included in general and administrative expenses in the accompanying consolidated statements of operations and were $125 and $250 during each of the three months ended March 31, 2021 and 2020, respectively. During the three months ended March 31, 2021, the Company recorded $94 related to estimated earnings under the fiscal year 2021 annual performance fee target. This amount is included in general and administrative expenses in the accompanying consolidated statements of operations.

Lifeway is also a party to a royalty agreement with the Chairperson of its board of directors under which we pay the Chairperson a royalty based on the sale of certain Lifeway products, not to exceed $50 in any fiscal month. Royalties earned are included in selling expenses in the accompanying consolidated statements of operations and were $150 during each of the three months ended March 31, 2021 and 2020.

Note 14 – COVID-19

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

Forward looking statements are based on management’s beliefs, assumptions, estimates and observations of future events based on information available to our management at the time the statements are made and include any statements that do not relate to any historical or current fact. These statements are not guarantees of future performance and they involve certain risks, uncertainties and assumptions that are difficult to predict. Actual outcomes and results may differ materially from what is expressed, implied or forecast by our forward-looking statements due in part to the risks, uncertainties, and assumptions that include:

•	The actions of our competitors and customers, including those related to price competition;
•	The decisions of customers or consumers;
•	Our ability to successfully implement our business strategy;
•	Changes in the pricing of commodities
•	The effects of government regulation;
•	The impact of the COVID-19 outbreak on our business, suppliers, consumers, customers, and employees;
•	Disruptions to our supply chain, or our manufacturing and distribution capabilities, including those due to cybersecurity threats and the COVD-19 outbreak; and
•	Such other factors as discussed throughout Part I, Item 1 “Business”; Part I, Item 1A “Risk Factors”; and Part II, Item 7 “Management's Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2020 and that are described from time to time in our filings with the SEC.

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

Results of Operations

Three Months Ended March 31, 2021 Compared to Three Months Ended March 31, 2020

	March 31,		Change
	2021	2020	$	%
Net sales	$29,376	$25,388	$3,988	15.7%

Cost of goods sold	$20,512	$18,624	$(1,888)
Depreciation expense	815	767	(48)
Total cost of goods sold	$21,327	$19,391	$(1,936)	(10.0%)

Gross profit	$8,049	$5,997	$2,052	34.2%
Gross Profit % to net sales	27.4%	23.6%

Selling expenses	$3,222	$2,575	$(647)	(25.1%)
Selling expenses % to net sales	11.0%	10.1%

General and administrative expenses	$2,891	$3,145	$254	8.1%
General and administrative % to net sales	9.8%	12.4%

Amortization expense	$–	$39	$39	100.0%

Total operating expenses	$6,113	$5,759	$(354)	(6.1%)
Total operating expense % to net sales	20.8%	22.7%

Income from operations	$1,936	$238	$1,698	713.4%
Income from operations % to net sales	6.6%	0.9%

Total other income (expense)	$(37)	$(37)	$–	0.0%
Total other income (expense) % to net sales	(0.1%)	(0.1%)

Income before provision for income taxes	$1,899	$201	$1,698	844.8%
Income before provision for income taxes % to net sales	6.5%	0.8%

Provision for income taxes	$593	$55	$(538)	(978.2%)
Provision for income taxes % to net sales	2.0%	0.2%

Net income	$1,306	$146	$1,160	794.5%
Net income % to net sales	4.5%	0.6%

Net Sales

Net sales finished at $29,376 for the three-month period ended March 31, 2021, an increase of $3,988 or 15.7% versus prior year. The net sales increase was primarily driven by higher volumes of our branded drinkable kefir. Approximately 30% of the increase results from the Farmers to Families Food Box program with the United States Department of Agriculture (“USDA”) which began during the middle of the first quarter of 2021. The program is scheduled to end in May 2021.

Gross Profit

Gross profit as a percentage of net sales was 27.4% during the three-month period ended March 31, 2021. Gross profit percentage was 23.6% in the prior year. The increase versus the prior year was primarily due to the favorable impact of operating leverage that arises from higher net sales relative to fixed costs, and to a lesser extent favorable milk pricing. Additionally, depreciation expense increased reflecting our continued investment in manufacturing improvements.

Selling Expenses

Selling expenses increased by $647 or 25.1% to $3,222 during the three-month period ended March 31, 2021 from $2,575 during the same period in 2020. The increase versus prior year primarily reflects an increase in advertising expense related to a television and digital advertising campaigns in the first quarter of 2021, partially offset by lower compensation expense. Selling expenses as a percentage of net sales were 11.0% during the three-month period ended March 31, 2021 compared to 10.1% for the same period in 2020.

General and Administrative Expenses

General and administrative expenses decreased 254 or 8.1% to $2,891 during the three-month period ended March 31, 2021 from $3,145 during the same period in 2020. The decrease is primarily a result of lower compensation expense due to organizational changes made in 2020 and lower professional fees.

Provision for Income Taxes

The provision for income taxes includes federal, state and local income taxes. The provision for income taxes was $593 and $55 during the three months ended March 31, 2021 and 2020, respectively.

Our effective income tax rate for the three months ended March 31, 2021 was 31.2% compared to 27.5% in the same period last year. During the first quarter of 2020, the company’s effective tax rate was reduced due to provisions of the CARES Act. That law provided for the carryback of certain net operating losses to years in which the tax rates were significantly higher. The tax benefit was recorded as a discrete item in the first quarter of 2020. The statutory Federal and state tax rates remained consistent from 2020 to 2021. The Company has a number of items that are nondeductible or are discrete adjustments to tax expense. Although similar items were reflected in 2021, the percentage effect is lower due to the increase in pre-tax income in 2021 compared to 2020.

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

Section 162(m) of the Internal Revenue Code (the “Code”) limits the deductibility of compensation paid to certain of our executives. Under the Tax Cuts and Jobs Act (the “Act”) amendments to Section 162(m), no tax deduction in taxable years beginning after December 31, 2017 is allowed for compensation paid to any covered employee to the extent that the total compensation for that covered employee exceeds $1,000,000 in any taxable year. Although the Act eliminated the prior tax deduction under Section 162(m) for performance-based executive compensation, it included a transition rule under which the changes to Section 162(m) will not apply to awards made to our covered employees who had the right to participate in our 2015 Omnibus Incentive Plan pursuant to written binding contracts in effect as of November 2, 2017, as long as those contracts have not subsequently been modified in any material respect. Accordingly, subject to further guidance from the Treasury Department and the Internal Revenue Service (“IRS”), the performance-based compensation paid to our executives under our Omnibus Plan remained eligible for the Section 162(m) exemption through 2019. Beginning in 2020, compensation exceeding the threshold for covered employees is non-deductible for income tax purposes.

Income taxes are discussed in Note 10 in the Notes to the Consolidated Financial Statements.

Net Income

We reported net income of $1,306 or $0.08 per basic and diluted common share for the three months ended March 31, 2021 compared to net income of $146 or $0.01 per basic and diluted common share in the same period in 2020.

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

Sources and Uses of Cash

Lifeway had a net increase in cash and cash equivalents of $692 during the three-month period ended March 31, 2021 compared to a net decrease in cash and cash equivalents of $1,858 in the same period in 2020. The drivers of the year over year change are as follows:

Net cash provided in operating activities was $1,210 during the three-month period ended March 31, 2021 compared to net cash used by operating activities of $1,055 in the same period in 2020. The increase in cash provided by operating activities is primarily due to the increase in cash generated through higher revenues and reduced expenses in 2021, and the change in working capital. Working capital consumption was higher in 2020 due to increased revenue in March 2020 as consumers anticipated the shelter in place directives that ultimately occurred as a result of the COVID-19 pandemic.

Net cash used in investing activities was $518 during the three-month period ended March 31, 2021 compared to net cash used in investing activities of $398 in the same period in 2020. The increase in net cash used in investing activities in 2021 reflects higher capital spending. Capital spending was $518 during the three-month period ended March 31, 2021 compared to $403 in 2020. Our capital spending is focused in three core areas: growth, cost reduction, and facility improvements. Growth capital spending supports new product innovation and enhancements. Cost reduction and facility improvements support manufacturing efficiency, safety and productivity.

Net cash used in financing activities was $0 during the three-month period ended March 31, 2021 compared to net cash used in financing activities of $405 in the same period in 2020.

On November 1, 2017, Lifeway’s Board approved an increase in the aggregate amount under our previously announced 2015 stock repurchase program (the “2017 Repurchase Plan Amendment”), by adding to (i.e., exclusive of the shares previously authorized under the 2015 stock repurchase program) the authorization the lesser of $5,185 or 625 shares. We repurchased approximately 178 shares of common stock at a cost of $405 during the three-month period ended March 31, 2020 under the 2017 Repurchase Plan Amendment. As of March 31, 2021, there were no shares of common stock that remained available to be purchased under the 2017 Repurchase Plan Amendment. We intend to hold repurchased shares in treasury for general corporate purposes, including issuances under our 2015 Omnibus Incentive Plan. Treasury shares are accounted for using the cost method.

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

As of March 31, 2021, we had $2,774 net of $3 of unamortized deferred financing costs, outstanding under the Revolving Credit Facility. We had $2,223 available for future borrowings as of March 31, 2021.

As amended, all outstanding amounts under the Loans bear interest, at Lifeway’s election, at either the lender Base Rate (the Prime Rate minus 1.00%) or the LIBOR plus 1.95%, payable monthly in arrears. Lifeway is also required to pay a quarterly unused line fee of 0.20% and, in conjunction with the issuance of any letters of credit, a letter of credit fee of 0.20%. Lifeway’s interest rate on debt outstanding under our Revolving Credit Facility as of March 31, 2021 was 2.15%.

We are in compliance with all applicable financial debt covenants as of March 31, 2021. See Note 7 to our Consolidated Financial Statements for additional information regarding our indebtedness and related agreements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2021. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2021.

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

From time to time we are engaged in litigation matters arising in the ordinary course of business. While the results of litigation and claims cannot be predicted with certainty, Lifeway believes that no such matter is reasonably likely to have a material adverse effect on our financial position or results of operations.

ITEM 1A. RISK FACTORS.

There have been no material changes with respect to the risk factors disclosed in Part I, Item 1A of our 2020 Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURE.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

No.	Description	Form	Period Ending	Exhibit	Filing Date

31.1	Rule 13a-14(a)/15d-14(a) Certification of Julie Smolyansky	Filed Herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification of Eric Hanson	Filed Herewith

32.1	Section 1350 Certification of Julie Smolyansky*	Furnished Herewith

32.2	Section 1350 Certification of Eric Hanson*	Furnished Herewith

99.1	Press release dated May 17, 2021 reporting Lifeway’s financial results for the three months ended March 31, 2021.*	Furnished Herewith

101	Interactive Data Files	Filed Herewith

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

LIFEWAY FOODS, INC.

Date: May 17, 2021	By:	/s/ Julie Smolyansky
Julie Smolyansky
Chief Executive Officer, President, and Director
(Principal Executive Officer)

Date: May 17, 2021	By:	/s/ Eric Hanson
Eric Hanson
Chief Financial & Accounting Officer
(Principal Financial and Accounting Officer)

