Form 10-Q
period 2021-06-30
Lifeway Foods, Inc.
filed 2021-08-16
CIK 814586

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒       QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2021

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

Large accelerated Filer ☐	Accelerated Filer ☐
Non-accelerated Filer ☒	Smaller reporting company☒
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

Number of shares of Common Stock, no par value, outstanding as of August 10, 2021: 15,399,842.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

LIFEWAY FOODS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

June 30, 2021 and December 31, 2020

(In thousands)

	June 30, 2021 (Unaudited)	December 31, 2020
Current assets
Cash and cash equivalents	$10,412	$7,926
Accounts receivable, net of allowance for doubtful accounts and discounts & allowances of $1,190 and $1,350 at June 30, 2021 and December 31, 2020 respectively	9,157	8,002
Inventories, net	7,291	6,930
Prepaid expenses and other current assets	908	1,163
Refundable income taxes	354	31
Total current assets	28,122	24,052

Property, plant and equipment, net	20,671	21,048
Operating lease right-of-use asset	226	345

Intangible assets
Goodwill and indefinite-lived intangibles	12,824	12,824
Other intangible assets, net	–	–
Total intangible assets	12,824	12,824

Other assets	1,800	1,800
Total assets	$63,643	$60,069

Current liabilities
Accounts payable	$5,285	$5,592
Accrued expenses	3,587	2,196
Accrued income taxes	106	653
Total current liabilities	8,978	8,441
Line of credit	2,777	2,768
Operating lease liabilities	107	165
Deferred income taxes, net	1,764	1,764
Other long-term liabilities	12	77
Total liabilities	13,638	13,215

Commitments and contingencies	–	–

Stockholders' equity
Preferred stock, no par value; 2,500 shares authorized; no shares issued or outstanding at June 30, 2021 and December 31, 2020	–	–
Common stock, no par value; 40,000 shares authorized; 17,274 shares issued; 15,650 and 15,604 outstanding at June 30, 2021 and December 31, 2020, respectively	6,509	6,509
Paid-in capital	2,488	2,600
Treasury stock, at cost	(12,111)	(12,450)
Retained earnings	53,119	50,195
Total stockholders' equity	50,005	46,854

Total liabilities and stockholders' equity	$63,643	$60,069

See accompanying notes to consolidated financial statements

LIFEWAY FOODS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

For the three and six months ended June 30, 2021 and 2020

(Unaudited)

(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

Net sales	$29,162	$25,014	$58,538	$50,402

Cost of goods sold	20,846	17,279	41,358	35,903
Depreciation expense	639	807	1,454	1,574
Total cost of goods sold	21,485	18,086	42,812	37,477

Gross profit	7,677	6,928	15,726	12,925

Selling expenses	2,566	2,720	5,788	5,295
General and administrative	2,617	2,731	5,508	5,876
Amortization expense	–	39	–	78
Total operating expenses	5,183	5,490	11,296	11,249

Income from operations	2,494	1,438	4,430	1,676

Other income (expense):
Interest expense	(20)	(30)	(42)	(69)
Gain on investments	–	4	2	4
Loss on sale of property and equipment	(76)	(33)	(83)	(28)
Other (expense) income, net	(49)	5	(59)	2
Total other income (expense)	(145)	(54)	(182)	(91)

Income before provision for income taxes	2,349	1,384	4,248	1,585

Provision for income taxes	731	404	1,324	459

Net income	$1,618	$980	$2,924	$1,126

Earnings (loss) per common share:
Basic	$0.10	$0.06	$0.19	$0.07
Diluted	$0.10	$0.06	$0.19	$0.07

Weighted average common shares:
Basic	15,639	15,560	15,622	15,591
Diluted	15,793	15,586	15,772	15,607

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

LIFEWAY FOODS, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity (continued)

(Unaudited)

(In thousands)

	Common Stock
	Issued		In treasury		Paid-In	Retained	Total
	Shares	$	Shares	$	Capital	Earnings	Equity

Balance, January 1, 2021	17,274	$6,509	(1,669)	$(12,450)	$2,600	$50,195	$46,854

Stock-based compensation	–	–	–	–	64	–	64

Net income	–	–	–	–	–	1,306	1,306

Balance, March 31, 2021	17,274	$6,509	(1,669)	$(12,450)	$2,664	$51,501	$48,224

Issuance of common stock in connection with stock-based compensation	–	–	45	339	(463)	–	(124)

Stock-based compensation	–	–	–	–	287	–	287

Net income	–	–	–	–	–	1,618	1,618

Balance, June 30, 2021	17,274	$6,509	(1,624)	$(12,111)	$2,488	$53,119	$50,005

See accompanying notes to consolidated financial statements

LIFEWAY FOODS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities:
Net income	$2,924	$1,126
Adjustments to reconcile net income to operating cash flow:
Depreciation and amortization	1,454	1,652
Non-cash interest expense	9	12
Non-cash rent expense	51	(38)
Bad debt expense	(1)	(4)
Deferred revenue	(15)	(48)
Stock-based compensation	301	232
Deferred income taxes	–	369
Loss (gain) on sale of property and equipment	83	28
(Increase) decrease in operating assets:
Accounts receivable	(1,154)	(1,041)
Inventories	(361)	(262)
Refundable income taxes	(323)	65
Prepaid expenses and other current assets	255	502
Increase (decrease) in operating liabilities:
Accounts payable	(305)	(172)
Accrued expenses	1,276	(448)
Accrued income taxes	(547)	(62)
Net cash provided by operating activities	3,647	1,911

Cash flows from investing activities:
Purchases of property and equipment	(1,161)	(728)
Proceeds from sale of property and equipment	–	5
Net cash used in investing activities	(1,161)	(723)

Cash flows from financing activities:
Purchase of treasury stock	–	(405)
Net cash used in financing activities	–	(405)

Net increase in cash and cash equivalents	2,486	783

Cash and cash equivalents at the beginning of the period	7,926	3,836

Cash and cash equivalents at the end of the period	$10,412	$4,619

Supplemental cash flow information:
Cash paid for income taxes, net of (refunds)	$2,194	$82
Cash paid for interest	$33	$61

Non-cash investing activities
Increase (decrease) in right-of-use assets and operating lease obligations	$27	$(58)

Non-cash financing activities
Issuance of common stock under equity incentive plans	$–	$522

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

Advertising and promotional costs

Lifeway expenses advertising costs as incurred. For the six months ended June 30, 2021 and 2020 total advertising expenses were $2,166 and $1,320 respectively. For the three months ended June 30, 2021 and 2020 total advertising expenses were $773 and $784, respectively.

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

Note 3 – Inventories, net

Inventories consisted of the following:

	June 30, 2021	December 31, 2020
Ingredients	$1,862	$1,725
Packaging	2,479	2,234
Finished goods	2,950	2,971
Total inventories	$7,291	$6,930

Note 4 – Property, Plant and Equipment, net

Property, plant and equipment consisted of the following:

	June 30, 2021	December 31, 2020
Land	$1,565	$1,565
Buildings and improvements	17,795	17,834
Machinery and equipment	31,723	31,707
Vehicles	778	778
Office equipment	862	857
Construction in process	440	228
	53,163	52,969
Less accumulated depreciation	(32,492)	(31,921)
Total property, plant and equipment, net	$20,671	$21,048

Note 5 – Goodwill and Intangible Assets

Goodwill and indefinite-lived intangible assets consisted of the following:

	June 30, 2021	December 31, 2020
Gross goodwill	$10,368	$10,368
Accumulated impairment losses	(1,244)	(1,244)
Goodwill	9,124	9,124
Brand names	3,700	3,700
Goodwill and indefinite-lived intangible assets	$12,824	$12,824

Finite-lived Intangible Assets

Other intangible assets, net consisted of the following:

	June 30, 2021	December 31, 2020
Recipes	$44	$44
Customer lists and other customer related intangibles	4,529	4,529
Customer relationship	985	985
Trade names	2,248	2,248
Formula	438	438
	8,244	8,244
Accumulated amortization	(8,244)	(8,244)
Other intangible assets, net	$–	$–

Note 6 – Accrued Expenses

Accrued expenses consisted of the following:

	June 30, 2021	December 31, 2020
Payroll and incentive compensation	$2,722	$1,366
Real estate taxes	382	341
Current portion of operating lease liabilities	169	179
Other	314	310
Total accrued expenses	$3,587	$2,196

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

As of June 30, 2021, we had $2,777, outstanding under the Revolving Credit Facility. We had $2,223 available for future borrowings as of June 30, 2021.

As amended, all outstanding amounts under the Loans bear interest, at Lifeway’s election, at either the lender Base Rate (the Prime Rate minus 1.00%) or the LIBOR plus 1.95%, payable monthly in arrears. Lifeway is also required to pay a quarterly unused line fee of 0.20% and, in conjunction with the issuance of any letters of credit, a letter of credit fee of 0.20%. Lifeway’s interest rate on debt outstanding under our Revolving Credit Facility as of June 30, 2021 was 2.15%.

We were in compliance with the fixed charge coverage ratio and minimum working capital covenants at June 30, 2021.

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

We do not record leases with an initial term of 12 months or less on the balance sheet. Expense for these short-term leases is recorded on a straight-line basis over the lease term. Total lease expense was $169 and $311 (including short term leases) for the six months ended June 30, 2021 and 2020, respectively. Total lease expense was $91 and $132 (including short term leases) for the three months ended June 30, 2021 and 2020, respectively.

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

Future maturities of lease liabilities were as follows:

Year	Operating Leases
Six months ended December 31, 2021	$97
2022	162
2023	24
2024	7
2025	5
Thereafter	2
Total lease payments	297
Less: Interest	(21)
Present value of lease liabilities	$276

The weighted-average remaining lease term for our operating leases was 1.87 years as of June 30, 2021. The weighted average discount rate of our operating leases was 7.84% as of June 30, 2021. Cash paid for amounts included in the measurement of lease liabilities was $107 and $272 the six months ended June 30, 2021 and 2020, respectively. Cash paid for amounts included in the measurement of lease liabilities was $52 and $130 for the three months ended June 30, 2021 and 2020, respectively.

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

Note 10 – Income taxes

For each interim period, Lifeway estimates the effective tax rate expected to be applicable for the full year and applies that rate to income before provision for income taxes for the period. The effective tax rate for the six months ended June 30, 2021 was 31.2% compared to 29.0% for the six months ended June 30, 2020. The effective tax rate for the three months ended June 30, 2021 was 31.1% compared to 29.8% for the three months ended June 30, 2020. Our effective tax rate may change from period to period based on recurring and non-recurring factors including the relative mix of pre-tax earnings (or losses), the underlying income tax rates applicable to various state and local taxing jurisdictions, enacted tax legislation, the impact of non-deductible items, changes in valuation allowances, and the expiration of the statute of limitations in relation to unrecognized tax benefits. We record discrete income tax items such as enacted tax rate changes and completed tax audits in the period in which they occur.

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

Unrecognized tax benefits were $97 and $92 at June 30, 2021 and 2020, respectively. We do not expect material changes to our unrecognized tax benefits during the next twelve months. The Company believes that an adequate provision has been made for any adjustments that may result from tax examinations. However, the outcome of tax audits cannot be predicted with certainty. If a tax audit is resolved in a manner inconsistent with its expectations, the Company could be required to adjust its provision for income taxes in the period such resolution occurs. We do not expect material changes to our unrecognized tax benefits during the next twelve months.

Note 11 – Stock-based and Other Compensation

In December 2015, Lifeway stockholders approved the 2015 Omnibus Incentive Plan, which authorized the issuance of an aggregate of 3.5 million shares to satisfy awards of stock options, stock appreciation rights, unrestricted stock, restricted stock, restricted stock units, performance shares and performance units to qualifying employees. Under the Plan, the Board or its Audit and Corporate Governance Committee approves stock awards to executive officers and certain senior executives, generally in the form of restricted stock or performance shares. The number of performance shares that participants may earn depends on the extent to which the corresponding performance goals have been achieved. Stock awards generally vest over a three-year performance or service period. At June 30, 2021, 3.281 million shares remain available under the Omnibus Incentive Plan. While we plan to continue to issue awards pursuant to the Plan at least annually, we may choose to suspend the issuance of new awards in the future and may grant additional awards at any time including issuing special grants of restricted stock, restricted stock units, and stock options to attract and retain new and existing executives.

Stock Options

The following table summarizes stock option activity during the six months ended June 30, 2021:

	Options	Weighted average exercise price	Weighted average remaining contractual life	Aggregate intrinsic value

Outstanding at December 31, 2020	41	$10.42	5.22	$–
Granted	–	–	–	–
Exercised	–	–	–	–
Forfeited	–	–	–	–
Outstanding at June 30, 2021	41	$10.42	4.72	$–
Exercisable at June 30, 2021	41	$10.42	4.72	$–

As of December 31, 2019, all outstanding options were vested and there was no remaining unearned compensation expense.

Restricted Stock Awards

A Restricted Stock Award (“RSA”) represents the right to receive one share of common stock in the future. RSAs have no exercise price. The grant date fair value of the awards is equal to our closing stock price on the grant date. The following table summarizes RSA activity during the three months ended June 30, 2021.

RSA’s

Outstanding at December 31, 2020	78
Granted	4
Shares issued upon vesting	(8)
Forfeited	–
Outstanding at June 30, 2021	74
Weighted average grant date fair value per share outstanding	$2.86

We expense RSA’s over the service period. For the six months ended June 30, 2021 and 2020 total pre-tax stock-based compensation expense recognized in the consolidated statements of operations was $69 and $23, respectively. For the six months ended June 30, 2021 and 2020 tax-related benefits of $20 and $6, respectively, were also recognized. For the three months ended June 30, 2021 and 2020 total pre-tax stock-based compensation expense recognized in the consolidated statements of operations was $33 and $18, respectively. For the three months ended June 30, 2021 and 2020 tax-related benefits of $9 and $5, respectively, were also recognized. As of June 30, 2021, the total remaining unearned compensation related to non-vested RSA’s was $76, which is expected to be amortized over the weighted-average remaining service period of 1.18 years.

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

2017 Plan

Under the 2017 Plan, collectively the participants had the opportunity to earn cash and equity-based incentive compensation in amounts ranging from $0 to $11,025 depending on Lifeway’s performance levels compared to the respective targets and the participants performance compared to their individual objectives. The equity portion of the incentive compensation is payable in restricted stock that vests one-third in each of the three years from the 2017 grant dates. For the six months ended June 30, 2021 and 2020, $0 and $49 was expensed under the 2017 Plan as stock-based compensation expense in the consolidated statements of operations, respectively. For the three months ended June 30, 2021 and 2020, $0 was expensed as stock-based compensation expense in the consolidated statements of operations, respectively. As of June 30, 2021, there was no remaining expense.

2019 Plan

Under the 2019 Plan, collectively the participants can earn equity-based incentive compensation in amounts ranging from $0 to $1,776 depending on Lifeway’s performance levels compared to the respective targets. The equity-based incentive compensation is payable in restricted stock that vests 50% of unvested shares in year one, 50% of unvested shares in year two, and 100% of remaining unvested shares in year three from the 2019 grant date. For the six months ended June 30, 2021 and 2020, $54 and $89 was expensed under the 2019 Plan as stock-based compensation expense in the consolidated statements of operations, respectively. For the three months ended June 30, 2021 and 2020, $35 and $76 was expensed as stock-based compensation expense in the consolidated statements of operations, respectively.

2019 Retention Award

During Q1 2019, we awarded a special retention grant (the “2019 Retention Award”) of restricted stock to certain senior executives and key employees (the “participants”). The equity-based incentive compensation is payable in restricted stock that vests one-third in March 2019, one-third in March 2020 and one-third in March 2021. For the six months ended June 30, 2021 and 2020, $8 and $58 was expensed under the 2020 Retention Award as stock-based compensation expense in the consolidated statements of operations, respectively. For the three months ended June 30, 2021 and 2020, $0 and $15 was expensed as stock-based compensation expense in the consolidated statements of operations, respectively. As of June 30, 2021, there was no remaining expense.

2020 CEO Incentive Award

During the fourth quarter 2020, we awarded a long-term equity-based incentive of $750 to our Chief Executive Officer (the “2020 CEO Award”) depending on Lifeways 2020 performance levels compared to the respective targets. The equity-based incentive compensation is payable in restricted stock that vests one-third in April 2022, one-third in April 2023, and one-third in April 2024. The issuance of vested equity awards is subject to approval under the Stock Purchase Agreement dated October 1, 1999. For the six months ended June 30, 2021 and 2020, $170 and $0 was expensed as stock-based compensation expense in the consolidated statements of operations, respectively. For the three months ended June 30, 2021 and 2020, $80 and $0 was expensed as stock-based compensation expense in the consolidated statements of operations, respectively. As of June 30, 2021, the total remaining unearned compensation was $537, of which $175 will be recognized in 2021, $232 in 2022, $106 in 2023, and $24 in 2024, respectively, subject to vesting. During Q2 2021, the number of shares awarded became fixed and determinable. Therefore, the award liability was reclassified from long-term liabilities to paid in capital.

Retirement Benefits

Lifeway has a defined contribution plan which is available to substantially all full-time employees. Under the terms of the plan, we match employee contributions under a prescribed formula. For the six months ended June 30, 2021 and 2020 total contribution expense recognized in the consolidated statements of operations was $218 and $214, respectively. For the three months ended June 30, 2021 and 2020 total contribution expense recognized in the consolidated statements of operations was $105 and $96, respectively.

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

Net sales of products by category were as follows for the six months ended June 30:

	2021		2020
	$	%	$	%
Drinkable Kefir other than ProBugs	$48,373	82%	$40,003	79%
Cheese	6,221	11%	6,514	13%
Cream and other	1,691	3%	1,432	3%
ProBugs Kefir	1,431	2%	1,317	3%
Other dairy	698	1%	808	1%
Frozen Kefir (a)	124	1%	328	1%
Net Sales	$58,538	100%	$50,402	100%

(a)	Includes Lifeway Kefir Shop sales

Net sales of products by category were as follows for the three months ended June 30:

	2021		2020
	$	%	$	%
Drinkable Kefir other than ProBugs	$24,170	82%	$20,146	80%
Cheese	3,022	11%	3,254	13%
Cream and other	828	3%	651	3%
ProBugs Kefir	751	2%	457	2%
Other dairy	314	1%	437	2%
Frozen Kefir (a)	77	1%	69	0%
Net Sales	$29,162	100%	$25,014	100%

(a)	Includes Lifeway Kefir Shop sales

Significant Customers – Sales are predominately to companies in the retail food industry located within the United States. Two major customers accounted for approximately 22% and 21% of net sales for the six months ended June 30, 2021 and 2020, respectively. Two major customers accounted for approximately 23% and 21% of net sales for the three months ended June 30, 2021 and 2020, respectively.

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

Service fees earned by the Chairperson are included in general and administrative expenses in the accompanying consolidated statements of operations and were $250 and $500 during each of the six months ended June 30, 2021 and 2020, respectively. Service fees earned are included in general and administrative expenses in the accompanying consolidated statements of operations and were $125 and $250 during each of the three months ended June 30, 2021 and 2020, respectively. During the six months ended June 30, 2021, the Company recorded $188 related to estimated earnings under the fiscal year 2021 annual performance fee target. During the three months ended June 30, 2021, the Company recorded $94 related to estimated earnings under the fiscal year 2021 annual performance fee target. This amount is included in general and administrative expenses in the accompanying consolidated statements of operations.

Lifeway is also a party to a royalty agreement with the Chairperson of its board of directors under which we pay the Chairperson a royalty based on the sale of certain Lifeway products, not to exceed $50 in any fiscal month. Royalties earned by the Chairperson are included in selling expenses in the accompanying consolidated statements of operations and were $300 during the six months ended June 30, 2021 and 2020. Royalties earned are included in selling expenses in the accompanying consolidated statements of operations and were $150 during each of the three months ended June 30, 2021 and 2020.

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

Note 15 – Subsequent Event

On August 3, 2021, the Company entered into an asset purchase agreement to acquire certain assets of Glenoaks Farms Inc., a California corporation. Glen Oaks is engaged in the business of the manufacture, development, and sale of probiotic drinkable yogurt. Upon the closing of the transaction contemplated by the Purchase Agreement, the Company will acquire all of Seller's right, title and interest in, to and under certain assets and rights of Seller under certain of Seller’s agreements (collectively, the “Purchased Assets”), including the rights, and contracts with a co-manufacturer, to produce the Seller’s probiotic drinkable yogurt products and intellectual property related thereto. The purchase price to be paid by the Company as consideration for such assets is $5,800,000, subject to certain adjustments. The Company is not assuming any liabilities of Seller. The Purchase Agreement contains customary representations and warranties, covenants, and indemnities of the parties thereto, including restrictive covenants of the Seller and its affiliates with respect to non-competition, non-solicitation, and confidentiality obligations.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) in this Form 10-Q is provided as a supplement to, and should be read in conjunction with, our audited consolidated financial statements, the accompanying notes, and the MD&A included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 (the “Form 10-K”). Unless otherwise specified, any description of “our”, “we”, and “us” in this MD&A refer to Lifeway Foods, Inc. and our subsidiaries.

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

Results of Operations

Three Months Ended June 30, 2021 Compared to Three Months Ended June 30, 2020

The following table presents certain information concerning our financial results, including information presented as a percentage of consolidated net sales:

	Three Months Ended June 30,
	2021			2020
	$	%		$	%

Net sales	29,162	100.0%		25,014	100.0%

Cost of goods sold	20,846	71.5%		17,279	69.1%
Depreciation expense	639	2.2%		807	3.2%
Total cost of goods sold	21,485	73.7%		18,086	72.3%

Gross profit	7,677	26.3%		6,928	27.7%

Selling expenses	2,566	8.8%		2,720	10.9%
General & administrative expenses	2,617	9.0%		2,731	10.9%
Amortization expense	–	0.0%		39	0.1%
Total operating expenses	5,183	17.8%		5,490	21.9%

Income from operations	2,494	8.6%		1,438	5.7%

Other income (expense):
Interest expense	(20)	(0.1%	)	(30)	(0.1%	)
Gain on investments	–	0.0%		4	0.0%
Loss on sales or property and equipment	(76)	(0.2%	)	(33)	(0.1%	)
Other Income, net	(49)	(0.2%	)	5	0.0%
Total other income (expense)	(145)	(0.5%	)	(54)	(0.2%	)

Income before provision for income taxes	2,349	8.1%		1,384	5.5%

Provision for income taxes	731	2.5%		404	1.6%

Net income	1,618	5.5%		980	3.4%

Net Sales

Net sales finished at $29,162 for the three-month period ended June 30, 2021, an increase of $4,148 or 16.6% versus prior year. The net sales increase was primarily driven by higher volumes of our branded drinkable kefir. Approximately 50% of the increase results from the Farmers to Families Food Box program with the United States Department of Agriculture (“USDA”) which began during the middle of the first quarter of 2021 and ended during May 2021.

Gross Profit

Gross profit as a percentage of net sales was 26.3% during the three-month period ended June 30, 2021. Gross profit percentage was 27.7% in the prior year. The decrease versus the prior year was primarily due to the unfavorable impact of milk pricing, and to a lesser extent the increased pricing of other inputs, partially offset by the decrease in depreciation expense.

Selling Expenses

Selling expenses decreased by $154 to $2,566 during the three-month period ended June 30, 2021 from $2,720 during the same period in 2020. The decrease versus prior year was primarily due to favorable compensation expense.

General and Administrative Expenses

General and administrative expenses decreased $114 to $2,617 during the three-month period ended June 30, 2021 from $2,731 during the same period in 2020. The decrease is primarily a result of lower compensation expense due to organizational changes made in 2020 and lower professional fees.

Provision for Income Taxes

The provision for income taxes includes federal, state and local income taxes. The provision for income taxes was $731 and $404 during the three months ended June 30, 2021 and 2020, respectively.

Our effective income tax rate for the three months ended June 30, 2021 was 31.1% compared to 29.8% in the same period last year. During the first quarter of 2020, the company’s effective tax rate was reduced due to provisions of the CARES Act. That law provided for the carryback of certain net operating losses to years in which the tax rates were significantly higher. The tax benefit was recorded as a discrete item in the first quarter of 2020. The statutory Federal and state tax rates remained consistent from 2020 to 2021. The Company has a number of items that are nondeductible or are discrete adjustments to tax expense. Although similar items were reflected in 2021, the percentage effect is lower due to the increase in pre-tax income in 2021 compared to 2020.

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

Six Months Ended June 30, 2021 Compared to Six Months Ended June 30, 2020

The following table presents certain information concerning our financial results, including information presented as a percentage of consolidated net sales:

	Six Months Ended June 30,
	2021			2020
	$	%		$	%

Net sales	58,538	100.0%		50,402	100.0%

Cost of goods sold	41,358	70.7%		35,903	71.2%
Depreciation expense	1,454	2.4%		1,574	3.1%
Total cost of goods sold	42,812	73.1%		37,477	74.4%

Gross profit	15,726	26.9%		12,925	25.6%

Selling expenses	5,788	9.9%		5,295	10.5%
General & administrative expenses	5,508	9.4%		5,876	11.6%
Amortization expense	–	0.0%		78	0.2%
Total operating expenses	11,296	19.3%		11,249	22.3%

Income from operations	4,430	7.6%		1,676	3.3%

Other income (expense):
Interest expense	(42)	(0.1%	)	(69)	-0.1%
Gain on investments	2	0.0%		4	0.0%
Loss on sales or property and equipment	(83)	(0.1%	)	(28)	-0.1%
Other Income, net	(59)	(0.1%	)	2	0.0%
Total other income (expense)	(182)	(0.3%	)	(91)	-0.2%

Income before provision for income taxes	4,248	7.3%		1,585	3.1%

Provision for income taxes	1,324	2.3%		459	0.9%

Net income	2,924	5.0%		1,126	2.2%

Net Sales

Net sales finished at $58,538 for the six-month period ended June 30, 2021, an increase of $8,136 or 16.1% versus prior year. The net sales increase was primarily driven by higher volumes of our branded drinkable kefir. Approximately 42% of the increase results from the Farmers to Families Food Box program with the United States Department of Agriculture (“USDA”) which began during the middle of the first quarter of 2021 and ended during May 2021.

Gross Profit

Gross profit as a percentage of net sales increased to 26.9% during the six-month period ended June 30, 2021 from 25.6% during the same period in 2020. The increase versus the prior year was primarily due to the favorable impact of operating leverage that arises from higher net sales relative to fixed costs.

Selling Expenses

Selling expenses increased by $493 to $5,788 during the six-month period ended June 30, 2021 from $5,295 during the same period in 2020. The increase versus prior year primarily reflects an increase in advertising expense related to a television and digital advertising campaigns in the first quarter of 2021, partially offset by lower compensation expense.

General and Administrative Expenses

General and administrative expenses decreased $368 to $5,508 during the six-month period ended June 30, 2021 from $5,876 during the same period in 2020. The decrease is primarily a result of lower compensation expense, lower professional fees, and reduced office lease expense

Provision for Income Taxes

The provision for income taxes includes federal, state and local income taxes. The provision for income taxes was $1,324 and $459 during the six months ended June 30, 2021 and 2020, respectively.

Our effective income tax rate for the six months ended June 30, 2021 was 31.2% compared to 29.0% in the same period last year. During the first quarter of 2020, the company’s effective tax rate was reduced due to the provisions of the Cares Act. The law provided for the carry back of certain net operating losses to years in which the tax rates were significantly higher. The tax benefit was recorded as a discrete item in the first quarter of 2020. The statutory Federal and state taxes rates remained consistent from 2020 to 2021. The Company has a number of items that are nondeductible or are discrete adjustments to tax expense. Although similar items were reflected in 2021, the percentage effect is lower due to the increase in pre-tax income in 2021 compared to 2020.

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

Cash Flow

At this time, the COVID-19 pandemic has not materially impacted our operations. We expect to meet our foreseeable liquidity and capital resource requirements through anticipated cash flows from operations; our revolving credit facility; and cash and cash equivalents to ensure the continuation of the Company as a going concern. The success of our business and financing strategies will continue to provide us with the financial flexibility to take advantage of various opportunities as they arise. Given the dynamic nature of COVID-19, we will continue to assess our liquidity needs while continuing to manage our discretionary spending and investment strategies.

Sources and Uses of Cash

Lifeway had a net increase in cash and cash equivalents of $2,486 and $783 during the six-month period ended June 30, 2021 and 2020, respectively. The drivers of the year over year change are as follows:

Net cash provided in operating activities was $3,647 during the six-month period ended June 30, 2021 compared to net cash provided by operating activities of $1,911 in the same period in 2020. The increase in cash provided by operating activities is primarily due to the increase in cash generated through higher revenues and reduced expenses in 2021, and the change in working capital. Working capital consumption was higher in 2020 due to increased revenue in March 2020 as consumers anticipated the shelter in place directives that ultimately occurred as a result of the COVID-19 pandemic.

Net cash used in investing activities was $1,161 during the six-month period ended June 30, 2021 compared to net cash used in investing activities of $723 in the same period in 2020. The increase in net cash used in investing activities in 2021 reflects higher capital spending. Capital spending was $1,161 during the six-month period ended June 30, 2021 compared to $728 in 2020. Our capital spending is focused in three core areas: growth, cost reduction, and facility improvements. Growth capital spending supports new product innovation and enhancements. Cost reduction and facility improvements support manufacturing efficiency, safety and productivity.

Net cash used in financing activities was $0 during the six-month period ended June 30, 2021 compared to net cash used in financing activities of $405 in the same period in 2020.

On November 1, 2017, Lifeway’s Board approved an increase in the aggregate amount under our previously announced 2015 stock repurchase program (the “2017 Repurchase Plan Amendment”), by adding to (i.e., exclusive of the shares previously authorized under the 2015 stock repurchase program) the authorization the lesser of $5,185 or 625 shares. We repurchased approximately 178 shares of common stock at a cost of $405 during the three-month period ended March 31, 2020 under the 2017 Repurchase Plan Amendment. As of June 30, 2021, there were no shares of common stock that remained available to be purchased under the 2017 Repurchase Plan Amendment. We intend to hold repurchased shares in treasury for general corporate purposes, including issuances under our 2015 Omnibus Incentive Plan. Treasury shares are accounted for using the cost method.

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

As of June 30, 2021, we had $2,777, outstanding under the Revolving Credit Facility. We had $2,223 available for future borrowings as of June 30, 2021.

As amended, all outstanding amounts under the Loans bear interest, at Lifeway’s election, at either the lender Base Rate (the Prime Rate minus 1.00%) or the LIBOR plus 1.95%, payable monthly in arrears. Lifeway is also required to pay a quarterly unused line fee of 0.20% and, in conjunction with the issuance of any letters of credit, a letter of credit fee of 0.20%. Lifeway’s interest rate on debt outstanding under our Revolving Credit Facility as of June 30, 2021 was 2.15%.

We are in compliance with all applicable financial debt covenants as of June 30, 2021. See Note 7 to our Consolidated Financial Statements for additional information regarding our indebtedness and related agreements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2021. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2021.

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURE.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

No.	Description	Form	Period Ending	Exhibit	Filing Date

31.1	Rule 13a-14(a)/15d-14(a) Certification of Julie Smolyansky	Filed Herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification of Eric Hanson	Filed Herewith

32.1	Section 1350 Certification of Julie Smolyansky*	Furnished Herewith

32.2	Section 1350 Certification of Eric Hanson*	Furnished Herewith

99.1	Press release dated August 16, 2021 reporting Lifeway’s financial results for the six months ended June 30, 2021.*	Furnished Herewith

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in IXBRL, and included in exhibit 101).

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

LIFEWAY FOODS, INC.

Date: August 16, 2021	By:	/s/ Julie Smolyansky
Julie Smolyansky
Chief Executive Officer, President, and Director
(Principal Executive Officer)

Date: August 16, 2021	By:	/s/ Eric Hanson
Eric Hanson
Chief Financial & Accounting Officer
(Principal Financial and Accounting Officer)

