Form 10-Q
period 2021-09-30
Lifeway Foods, Inc.
filed 2021-11-15
CIK 814586

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒       QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2021

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

Number of shares of Common Stock, no par value, outstanding as of November 10, 2021: 15,434,936.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

LIFEWAY FOODS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

September 30, 2021 and December 31, 2020

(In thousands)

	September 30,
	2021	December 31,
	Unaudited	2020
Current assets
Cash and cash equivalents	$10,018	$7,926
Accounts receivable, net of allowance for doubtful accounts and discounts & allowances of $1,290 and $1,350 at September 30, 2021 and December 31, 2020 respectively	9,828	8,002
Inventories, net	7,572	6,930
Prepaid expenses and other current assets	1,315	1,163
Refundable income taxes	415	31
Total current assets	29,148	24,052

Property, plant and equipment, net	20,546	21,048
Operating lease right-of-use asset	255	345

Intangible assets
Goodwill and indefinite-lived intangibles	14,224	12,824
Other intangible assets, net	4,367	–
Total intangible assets	18,591	12,824

Other assets	1,800	1,800
Total assets	$70,340	$60,069

Current liabilities
Current portion of note payable	$1,000	$–
Accounts payable	7,867	5,592
Accrued expenses	3,872	2,196
Accrued income taxes	100	653
Total current liabilities	12,839	8,441
Line of credit	2,777	2,768
Note payable	3,726	–
Operating lease liabilities	113	165
Deferred income taxes, net	1,764	1,764
Other long-term liabilities	62	77
Total liabilities	21,281	13,215

Commitments and contingencies	–	–

Stockholders' equity
Preferred stock, no par value; 2,500 shares authorized; no shares issued or outstanding at September 30, 2021 and December 31, 2020	–	–
Common stock, no par value; 40,000 shares authorized; 17,274 shares issued; 15,435 and 15,604 outstanding at September 30, 2021 and December 31, 2020, respectively	6,509	6,509
Paid-in capital	2,387	2,600
Treasury stock, at cost	(13,436)	(12,450)
Retained earnings	53,599	50,195
Total stockholders' equity	49,059	46,854

Total liabilities and stockholders' equity	$70,340	$60,069

See accompanying notes to consolidated financial statements

LIFEWAY FOODS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

For the three and nine months ended September 30, 2021 and 2020

(Unaudited)

(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

Net sales	$29,553	$26,039	$88,091	$76,441

Cost of goods sold	21,915	17,710	63,273	53,613
Depreciation expense	645	752	2,099	2,326
Total cost of goods sold	22,560	18,462	65,372	55,939

Gross profit	6,993	7,577	22,719	20,502

Selling expenses	2,722	2,116	8,510	7,411
General and administrative	3,194	2,805	8,702	8,681
Amortization expense	33	39	33	117
Total operating expenses	5,949	4,960	17,245	16,209

Income from operations	1,044	2,617	5,474	4,293

Other income (expense):
Interest expense	(30)	(27)	(72)	(96)
Gain on investments	–	–	2	4
Loss on sale of property and equipment	(5)	–	(88)	(28)
Other (expense) income, net	(2)	–	(61)	2
Total other income (expense)	(37)	(27)	(219)	(118)

Income before provision for income taxes	1,007	2,590	5,255	4,175

Provision for income taxes	527	764	1,851	1,223

Net income	$480	$1,826	$3,404	$2,952

Earnings (loss) per common share:
Basic	$0.03	$0.12	$0.22	$0.19
Diluted	$0.03	$0.12	$0.22	$0.19

Weighted average common shares:
Basic	15,473	15,602	15,572	15,595
Diluted	15,651	15,642	15,712	15,621

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

LIFEWAY FOODS, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity (continued)

(Unaudited)

(In thousands)

	Common Stock
	Issued		In treasury		Paid-In	Retained	Total
	Shares	$	Shares	$	Capital	Earnings	Equity

Balance, January 1, 2021	17,274	$6,509	(1,669)	$(12,450)	$2,600	$50,195	$46,854

Stock-based compensation	–	–	–	–	64	–	64

Net income	–	–	–	–	–	1,306	1,306

Balance, March 31, 2021	17,274	$6,509	(1,669)	$(12,450)	$2,664	$51,501	$48,224

Issuance of common stock in connection with stock-based compensation	–	–	45	339	(463)	–	(124)

Stock-based compensation	–	–	–	–	287	–	287

Net income	–	–	–	–	–	1,618	1,618

Balance, June 30, 2021	17,274	$6,509	(1,624)	$(12,111)	$2,488	$53,119	$50,005

Issuance of common stock in connection with stock-based compensation	–	–	35	258	(258)	–	–

Treasury stock purchased	–	–	(250)	(1,583)	–	–	(1,583)

Stock-based compensation	–	–	–	–	157	–	157

Net income	–	–	–	–	–	480	480

Balance, September 30, 2021	17,274	$6,509	(1,839)	$(13,436)	$2,387	$53,599	$49,059

See accompanying notes to consolidated financial statements

LIFEWAY FOODS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities:
Net income	$3,404	$2,952
Adjustments to reconcile net income to operating cash flow:
Depreciation and amortization	2,132	2,443
Non-cash interest expense	9	17
Non-cash rent expense	1	(38)
Bad debt expense	6	(3)
Deferred revenue	(23)	(73)
Stock-based compensation	608	274
Deferred income taxes	–	369
Loss (gain) on sale of property and equipment	88	28
(Increase) decrease in operating assets:
Accounts receivable	(1,832)	(1,464)
Inventories	(642)	(80)
Refundable income taxes	(384)	492
Prepaid expenses and other current assets	(152)	248
Increase (decrease) in operating liabilities:
Accounts payable	2,275	756
Accrued expenses	1,498	(595)
Accrued income taxes	(553)	22
Net cash provided by operating activities	6,435	5,348

Cash flows from investing activities:
Purchases of property and equipment	(1,685)	(1,168)
Proceeds from sale of property and equipment	–	5
Acquisition, net of cash acquired	(5,800)	–
Net cash used in investing activities	(7,485)	(1,163)

Cash flows from financing activities:
Purchase of treasury stock	(1,583)	(405)
Payment of deferred financing cost	(25)	–
Proceeds from note payable	5,000	–
Repayment of note payable	(250)	–
Net cash provided by (used in) financing activities	3,142	(405)

Net increase in cash and cash equivalents	2,092	3,780

Cash and cash equivalents at the beginning of the period	7,926	3,836

Cash and cash equivalents at the end of the period	$10,018	$7,616

Supplemental cash flow information:
Cash paid for income taxes, net of (refunds)	$2,788	$335
Cash paid for interest	$60	$82

Non-cash investing activities
Increase (decrease) in right-of-use assets and operating lease obligations	$45	$(58)

Non-cash financing activities
Issuance of common stock under equity incentive plans	$–	$522

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

The Company has $580 of restricted cash which is included in cash and cash equivalents as of September 30, 2021. The restricted cash balance represents escrow funds deposited by Lifeway in connection with the September 18, 2021 acquisition of certain assets of Glen Oaks Farms, Inc. The funds are security for the liability and indemnity obligations of seller as defined under the asset purchase agreement. The funds will remain in escrow for twelve months from the acquisition closing date, at which time the funds, less any amounts for outstanding seller obligations, will be remitted to the sellers.

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

Advertising and promotional costs

Lifeway expenses advertising costs as incurred. For the nine months ended September 30, 2021 and 2020 total advertising expenses were $2,892 and $1,700 respectively. For the three months ended September 30, 2021 and 2020 total advertising expenses were $726 and $380, respectively.

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

Issued but not yet effective

In October 2021, the FASB issued ASU No. 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. The new guidance provides a single comprehensive accounting model on revenue recognition for contracts with customers and requires that the acquirer in a business combination recognize and measure contract assets and liabilities acquired in a business combination in accordance with Topic 606 (Revenue from Contracts with Customers). The amendments in this ASU are effective for fiscal years beginning after December 15, 2022. Early adoption is permitted, including adoption in an interim period. With early adoption, the amendments are applied retrospectively to all business combinations for which the acquisition date occurs on or after the beginning of the fiscal year that includes the interim period of adoption and prospectively to all business combinations that occur on or after the date of initial application. Management is currently evaluating the impact that the new guidance will have on the consolidated financial statements.

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

Note 3 – Inventories, net

Inventories consisted of the following:

	September 30, 2021	December 31, 2020
Ingredients	$2,120	$1,725
Packaging	2,632	2,234
Finished goods	2,820	2,971
Total inventories	$7,572	$6,930

Note 4 – Property, Plant and Equipment, net

Property, plant and equipment consisted of the following:

	September 30, 2021	December 31, 2020
Land	$1,565	$1,565
Buildings and improvements	18,082	17,834
Machinery and equipment	31,959	31,707
Vehicles	778	778
Office equipment	895	857
Construction in process	399	228
	53,678	52,969
Less accumulated depreciation	(33,132)	(31,921)
Total property, plant and equipment, net	$20,546	$21,048

Note 5 – Goodwill and Intangible Assets

Goodwill and indefinite-lived intangible assets consisted of the following:

	Goodwill	Brand Names	Total

Balance at December 31, 2020, before accumulated impairment loses	$10,368	$3,700	$14,068
Accumulated impairment loses	(1,244)	–	(1,244)
Balance at December 31, 2020	9,124	3,700	12,824
Acquisition (1)	1,400	–	1,400
Balance at September 30, 2021	$10,524	$3,700	$14,224

(1)	Refer to Note 15 for additional information regarding acquisition-related adjustments to goodwill

Finite-lived Intangible Assets

Other intangible assets, net consisted of the following:

	September 30, 2021			December 31, 2020
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Recipes	$44	$(44)	$–	$44	$(44)	$–
Customer lists and other customer related intangibles	4,529	(4,529)	–	4,529	(4,529)	–
Customer relationship	3,385	(1,003)	2,382	985	(985)	–
Brand names	4,248	(2,263)	1,985	2,248	(2,248)	–
Formula	438	(438)	–	438	(438)	–
Total finite lived intangible assets	$12,644	$(8,277)	$4,367	$8,244	$(8,244)	$–

Note 6 – Accrued Expenses

Accrued expenses consisted of the following:

	September 30, 2021	December 31, 2020
Payroll and incentive compensation	$3,095	$1,366
Real estate taxes	334	341
Current portion of operating lease liabilities	142	179
Other	301	310
Total accrued expenses	$3,872	$2,196

Note 7 – Debt

Note payable consisted of the following:

	September 30, 2021	December 31, 2020

Variable rate term loan due August 18, 2026. Principal and interest (2.15% at September 30, 2021) payable monthly.	$4,750	$–
Unamortized deferred financing costs	(24)	–
Total note payable	4,726	–
Less current portion	(1,000)	–
Total long-term portion	$3,726	$–

Credit Agreement

On August 18, 2021, Lifeway entered into the Fourth Modification (the “Fourth Modification”) to the Amended and Restated Loan and Security Agreement (as amended and modified from time to time, the “Credit Agreement” and, as amended and modified by the Fourth Modification, the “Modified Credit Agreement”) with its existing lender and certain of its subsidiaries. The Fourth Modification amends the Credit Agreement to provide for, among other things, a $5 million term loan by the existing lender to the borrowers to be repaid in quarterly installments of principal and interest over a term of five years (the “Term Loan”).  The termination date of the Term Loan is August 18, 2026, unless earlier terminated. Except for the addition of the Term Loan, the Credit Agreement remains substantively unchanged and in full force and effect.

As amended, all outstanding amounts under the revolving line of credit and term loan bear interest, at Lifeway’s election, at either the lender Base Rate (the Prime Rate minus 1.00%) or the LIBOR plus 1.95%, payable monthly in arrears. Lifeway is also required to pay a quarterly unused revolving line of credit fee of 0.20% and, in conjunction with the issuance of any letters of credit, a letter of credit fee of 0.20%.

Revolving Credit Facility

As of September 30, 2021, we had $2,777 outstanding under the Revolving Credit Facility. We had $2,223 available for future borrowings under the Revolving Credit Facility as of September 30, 2021. Lifeway’s interest rate on debt outstanding under the Revolving Credit Facility as of September 30, 2021 was 2.15%.

Deferred Financing Costs

As of September 30, 2021, net unamortized deferred financing costs of $24 related to the term loan were included as a direct deduction from outstanding long-term debt.

Except as described above, as amended, the Modified Credit Agreement remains substantively unchanged and in full force and effect, including customary representations, warranties, and covenants on the part of Lifeway, including financial covenants requiring us to maintain a fixed charge coverage ratio of no less than 1.25 to 1.00 each of the fiscal quarters ending through the expiration date. The Modified Credit Agreement continues to provide for events of default, including failure to repay principal and interest when due and failure to perform or violation of the provisions or covenants of the agreement, as a result of which amounts due under the Modified Credit Agreement may be accelerated. The loans and all other amounts due and owed under the Credit Agreement and related documents are secured by substantially all of our assets.

We were in compliance with the fixed charge coverage ratio and minimum working capital covenants at September 30, 2021.

Note 8 – Leases

Lifeway had operating leases for two retail stores for its Lifeway Kefir Shop subsidiary which includes fixed base rent payments as well as variable rent payments to reimburse the landlord for operating expenses and taxes. The Company terminated the operating lease of one of the Lifeway Kefir Shop retail stores during July 2021. The Company terminated its office space leases in September 2020. The Company also leases certain machinery and equipment with fixed base rent payments and variable costs based on usage. Remaining lease terms for these leases range from less than 1 year to 5 years. Some of our leases include options to extend the leases for up to 5 years and have been included in our calculation of the right-of-use asset and lease liabilities. Lifeway includes only fixed payments for lease components in the measurement of the right-of-use asset and lease liability. Variable lease payments are those that vary because of changes in facts or circumstances occurring after the commencement date, other than the passage of time. There are no residual value guarantees. We do not currently have leases which meet the finance lease classification as defined under ASC 842.

We do not record leases with an initial term of 12 months or less on the balance sheet. Expense for these short-term leases is recorded on a straight-line basis over the lease term. Total lease expense was $245 and $392 (including short term leases) for the nine months ended September 30, 2021 and 2020, respectively. Total lease expense was $76 and $81 (including short term leases) for the three months ended September 30, 2021 and 2020, respectively.

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

Future maturities of lease liabilities were as follows:

Year	Operating Leases
Three months ended December 31, 2021	$45
2022	149
2023	47
2024	30
2025	18
Thereafter	6
Total lease payments	295
Less: Interest	(40)
Present value of lease liabilities	$255

The weighted-average remaining lease term for our operating leases was 2.5 years as of September 30, 2021. The weighted average discount rate of our operating leases was 12.10% as of September 30, 2021. Cash paid for amounts included in the measurement of lease liabilities was $153 and $328 the nine months ended September 30, 2021 and 2020, respectively. Cash paid for amounts included in the measurement of lease liabilities was $46 and $56 for the three months ended September 30, 2021 and 2020, respectively.

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

Note 10 – Income taxes

For each interim period, Lifeway estimates the effective tax rate expected to be applicable for the full year and applies that rate to income before provision for income taxes for the period. The effective tax rate for the nine months ended September 30, 2021 was 35.2% compared to 29.3% for the nine months ended September 30, 2020. The effective tax rate for the three months ended September 30, 2021 was 52.3% compared to 29.5% for the three months ended September 30, 2020. Our effective tax rate may change from period to period based on recurring and non-recurring factors including the relative mix of pre-tax earnings (or losses), the underlying income tax rates applicable to various state and local taxing jurisdictions, enacted tax legislation, the impact of non-deductible items, changes in valuation allowances, and the expiration of the statute of limitations in relation to unrecognized tax benefits. We record discrete income tax items such as enacted tax rate changes and completed tax audits in the period in which they occur.

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

Unrecognized tax benefits were $98 and $93 at September 30, 2021 and 2020, respectively. We do not expect material changes to our unrecognized tax benefits during the next twelve months. The Company believes that an adequate provision has been made for any adjustments that may result from tax examinations. However, the outcome of tax audits cannot be predicted with certainty. If a tax audit is resolved in a manner inconsistent with its expectations, the Company could be required to adjust its provision for income taxes in the period such resolution occurs. We do not expect material changes to our unrecognized tax benefits during the next twelve months.

Note 11 – Stock-based and Other Compensation

In December 2015, Lifeway stockholders approved the 2015 Omnibus Incentive Plan, which authorized the issuance of an aggregate of 3.5 million shares to satisfy awards of stock options, stock appreciation rights, unrestricted stock, restricted stock, restricted stock units, performance shares and performance units to qualifying employees. Under the Plan, the Board or its Audit and Corporate Governance Committee approves stock awards to executive officers and certain senior executives, generally in the form of restricted stock or performance shares. The number of performance shares that participants may earn depends on the extent to which the corresponding performance goals have been achieved. Stock awards generally vest over a three-year performance or service period. At September 30, 2021, 3.281 million shares remain available under the Omnibus Incentive Plan. While we plan to continue to issue awards pursuant to the Plan at least annually, we may choose to suspend the issuance of new awards in the future and may grant additional awards at any time including issuing special grants of restricted stock, restricted stock units, and stock options to attract and retain new and existing executives.

Stock Options

The following table summarizes stock option activity during the nine months ended September 30, 2021:

	Options	Weighted average exercise price	Weighted average remaining contractual life	Aggregate intrinsic value

Outstanding at December 31, 2020	41	$10.42	5.22	$–
Granted	–	–	–	–
Exercised	–	–	–	–
Forfeited	–	–	–	–
Outstanding at September 30, 2021	41	$10.42	4.47	$–
Exercisable at September 30, 2021	41	$10.42	4.47	$–

As of December 31, 2019, all outstanding options were vested and there was no remaining unearned compensation expense.

Restricted Stock Awards

A Restricted Stock Award (“RSA”) represents the right to receive one share of common stock in the future. RSAs have no exercise price. The grant date fair value of the awards is equal to our closing stock price on the grant date. The following table summarizes RSA activity during the three months ended September 30, 2021.

RSA’s

Outstanding at December 31, 2020	78
Granted	25
Shares issued upon vesting	(43)
Forfeited	–
Outstanding at September 30, 2021	60
Weighted average grant date fair value per share outstanding	$3.80

We expense RSA’s over the service period. For the nine months ended September 30, 2021 and 2020 total pre-tax stock-based compensation expense recognized in the consolidated statements of operations was $106 and $51, respectively. For the nine months ended September 30, 2021 and 2020 tax-related benefits of $31 and $14, respectively, were also recognized. For the three months ended September 30, 2021 and 2020 total pre-tax stock-based compensation expense recognized in the consolidated statements of operations was $37 and $28, respectively. For the three months ended September 30, 2021 and 2020 tax-related benefits of $11 and $8, respectively, were also recognized. As of September 30, 2021, the total remaining unearned compensation related to non-vested RSA’s was $159, which is expected to be amortized over the weighted-average remaining service period of 1.38 years.

Long-Term Incentive Plan Compensation

Lifeway established long-term incentive-based compensation programs for fiscal year 2017 (the “2017 Plan”), fiscal year 2019 (the “2019 Plan”), and for fiscal year 2021 (the “2021 Plan”) for certain senior executives and key employees (the “participants”). Under the 2017 Plan, long-term incentive compensation is based on Lifeway’s achievement of certain sales and adjusted EBITDA performance levels versus respective targets established by the Board for each fiscal year. Under the 2019 Plan, long-term equity incentive compensation is based on Lifeway’s achievement of four strategic milestones over a three-year period from Fiscal 2019 through Fiscal 2021. Under the 2021 Plan, long-term incentive compensation is based on Lifeway’s achievement of adjusted EBITDA performance versus the respective target established by the Board for 2021.

2017 Plan

Under the 2017 Plan, collectively the participants had the opportunity to earn cash and equity-based incentive compensation in amounts ranging from $0 to $11,025 depending on Lifeway’s performance levels compared to the respective targets and the participants performance compared to their individual objectives. The equity portion of the incentive compensation is payable in restricted stock that vests one-third in each of the three years from the 2017 grant dates. For the nine months ended September 30, 2021 and 2020, $0 and $49 was expensed under the 2017 Plan as stock-based compensation expense in the consolidated statements of operations, respectively. For the three months ended September 30, 2021 and 2020, $0 was expensed as stock-based compensation expense in the consolidated statements of operations, respectively. As of September 30, 2021, there was no remaining expense.

2019 Plan

Under the 2019 Plan, collectively the participants can earn equity-based incentive compensation in amounts ranging from $0 to $1,776 depending on Lifeway’s performance levels compared to the respective targets. The equity-based incentive compensation is payable in restricted stock that vests 50% of unvested shares in year one, 50% of unvested shares in year two, and 100% of remaining unvested shares in year three from the 2019 grant date. For the nine months ended September 30, 2021 and 2020, $89 and $90 was expensed under the 2019 Plan as stock-based compensation expense in the consolidated statements of operations, respectively. For the three months ended September 30, 2021 and 2020, $35 and $1 was expensed as stock-based compensation expense in the consolidated statements of operations, respectively.

2019 Retention Award

During Q1 2019, we awarded a special retention grant (the “2019 Retention Award”) of restricted stock to certain senior executives and key employees (the “participants”). The equity-based incentive compensation is payable in restricted stock that vests one-third in March 2019, one-third in March 2020 and one-third in March 2021. For the nine months ended September 30, 2021 and 2020, $0 and $73 was expensed under the 2020 Retention Award as stock-based compensation expense in the consolidated statements of operations, respectively. For the three months ended September 30, 2021 and 2020, $0 and $15 was expensed as stock-based compensation expense in the consolidated statements of operations, respectively. As of September 30, 2021, there was no remaining expense.

2020 CEO Incentive Award

During the fourth quarter 2020, we awarded a long-term equity-based incentive of $750 to our Chief Executive Officer (the “2020 CEO Award”) depending on Lifeways 2020 performance levels compared to the respective targets. The equity-based incentive compensation is payable in restricted stock that vests one-third in April 2022, one-third in April 2023, and one-third in April 2024. The issuance of vested equity awards is subject to approval under the Stock Purchase Agreement dated October 1, 1999. For the nine months ended September 30, 2021 and 2020, $255 and $0 was expensed as stock-based compensation expense in the consolidated statements of operations, respectively. For the three months ended September 30, 2021 and 2020, $85 and $0 was expensed as stock-based compensation expense in the consolidated statements of operations, respectively. As of September 30, 2021, the total remaining unearned compensation was $445, of which $87 will be recognized in 2021, $229 in 2022, $105 in 2023, and $24 in 2024, respectively, subject to vesting. During Q2 2021, the number of shares awarded became fixed and determinable. Therefore, the award liability was reclassified from long-term liabilities to paid in capital.

2021 Equity Award

Under the 2021 Plan, collectively the participants can earn equity-based incentive compensation in amounts ranging from $0 to $1,069 depending on Lifeway’s achievement of the respective financial target. The equity-based incentive compensation is payable in restricted stock that is expected to vest one-third in March 2022, one-third in March 2023, and one-third in March 2024. For the nine months ended September 30, 2021, $150 was expensed under the 2021 Plan as stock-based compensation expense in the consolidated statements of operations, respectively. For the three months ended September 30, 2021, $150 was expensed as stock-based compensation expense in the consolidated statements of operations, respectively. As of September 30, 2021, the total remaining unearned compensation was $919, of which $236 will be recognized in 2021, $474 in 2022, $181 in 2023, and $28 in 2024, respectively, subject to vesting. As of September 30, 2021, the number of shares to be awarded is not fixed and determinable. Therefore, the liability is classified in accrued expenses and other long-term liabilities as of September 30, 2021. When the number of shares awarded becomes fixed and determinable, the award liability will be reclassified from liabilities to paid in capital.

Retirement Benefits

Lifeway has a defined contribution plan which is available to substantially all full-time employees. Under the terms of the plan, we match employee contributions under a prescribed formula. For the nine months ended September 30, 2021 and 2020 total contribution expense recognized in the consolidated statements of operations was $315 and $307, respectively. For the three months ended September 30, 2021 and 2020 total contribution expense recognized in the consolidated statements of operations was $97 and $93, respectively.

Note 12 – Segments, Products and Customers

Lifeway’s primary product is drinkable kefir, a cultured dairy product. Lifeway Kefir is tart and tangy, high in protein, calcium and vitamin D. Thanks to our exclusive blend of kefir cultures, each cup of kefir contains 12 live and active cultures and 25 to 30 billion beneficial CFU (Colony Forming Units) at the time of manufacture.

We manufacture (directly or through co-packers) and market products under the Lifeway, Fresh Made, and Glen Oaks Farms brand names, as well as under private labels on behalf of certain customers.

Our product categories are:

•	Drinkable Kefir, sold in a variety of organic and non-organic sizes, flavors, and types, including low-fat, non-fat, whole milk, protein, and BioKefir (a 3.5 oz. kefir with additional probiotic cultures).
•	European-style soft cheeses, including farmer cheese, white cheese, and Sweet Kiss.
•	Cream and other, which consists primarily of cream, a byproduct of making our kefir.
•	ProBugs, a line of kefir products designed for children.
•	Drinkable Yogurt, sold in a variety of sizes and flavors.
•	Other Dairy, which includes Cupped Kefir and Icelandic Skyr, a line of strained kefir and yogurt products in resealable cups.
•	Frozen Kefir, available in soft serve and pint-size containers.

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

Net sales of products by category were as follows for the nine months ended September 30:

	2021		2020
	$	%	$	%
Drinkable Kefir other than ProBugs	$72,204	82%	$61,155	80%
Cheese	9,158	11%	9,619	13%
Cream and other	2,568	3%	2,120	3%
ProBugs Kefir	2,197	2%	1,946	2%
Other dairy	1,010	1%	1,171	1%
Drinkable yogurt	739	1%	–	0%
Frozen Kefir (a)	215	0%	430	1%
Net Sales	$88,091	100%	$76,441	100%

(a)	Includes Lifeway Kefir Shop sales

Net sales of products by category were as follows for the three months ended September 30:

	2021		2020
	$	%	$	%
Drinkable Kefir other than ProBugs	$23,831	81%	$21,152	81%
Cheese	2,937	10%	3,105	12%
Cream and other	877	3%	688	3%
ProBugs Kefir	766	3%	629	2%
Drinkable yogurt	739	2%	–	0%
Other dairy	312	1%	363	1%
Frozen Kefir (a)	91	0%	102	1%
Net Sales	$29,553	100%	$26,039	100%

(a)	Includes Lifeway Kefir Shop sales

Significant Customers – Sales are predominately to companies in the retail food industry located within the United States. Two major customers accounted for approximately 23% and 21% of net sales for the nine months ended September 30, 2021 and 2020, respectively. Two major customers accounted for approximately 23% and 22% of net sales for the three months ended September 30, 2021 and 2020, respectively.

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

Service fees earned by the Chairperson are included in general and administrative expenses in the accompanying consolidated statements of operations and were $375 and $750 during each of the nine months ended September 30, 2021 and 2020, respectively. Service fees earned are included in general and administrative expenses in the accompanying consolidated statements of operations and were $125 and $250 during each of the three months ended September 30, 2021 and 2020, respectively. During the nine months ended September 30, 2021, the Company recorded $282 related to estimated earnings under the fiscal year 2021 annual performance fee target. During the three months ended September 30, 2021, the Company recorded $94 related to estimated earnings under the fiscal year 2021 annual performance fee target. This amount is included in general and administrative expenses in the accompanying consolidated statements of operations.

Lifeway is also a party to a royalty agreement with the Chairperson of its board of directors under which we pay the Chairperson a royalty based on the sale of certain Lifeway products, not to exceed $50 in any fiscal month. Royalties earned by the Chairperson are included in selling expenses in the accompanying consolidated statements of operations and were $450 during the nine months ended September 30, 2021 and 2020. Royalties earned are included in selling expenses in the accompanying consolidated statements of operations and were $150 during each of the three months ended September 30, 2021 and 2020.

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

Note 15 – Business Acquisition

On August 18, 2021, the Company completed the acquisition of certain assets of GlenOaks Farms Inc. for a purchase price of $5,800 in cash. Glen Oaks is engaged in the manufacture, development, and sale of probiotic drinkable yogurt. The acquisition of GlenOaks Farms initiates Lifeway’s expansion outside of kefir and into drinkable yogurt. The current distribution of GlenOaks Farms in western U.S. retailers is strategically significant for Lifeway as the Company seeks to further grow its presence in this region. From a portfolio perspective, it complements the Company’s eastern U.S. presence with the Freshmade brand and national strength with Lifeway. The acquisition was funded through the proceeds of a $5,000 note payable (see Note 7) and the Company’s existing cash resources.

Management considers the purchase of Glenoaks Farms Inc. to consist of inputs, processes and outputs and has accounted for the purchase as a business combination. The acquisition was accounted for under the acquisition method of accounting and the results of operations were included in our consolidated statement of operations from the date of acquisition. Included in the Company’s consolidated statements of operations are the acquisition’s net sales of $739 and income before income taxes of approximately $112 from the date of acquisition through September 30, 2021. The Company incurred approximately $83 in acquisition-related costs which are expensed as incurred and included in general and administrative expense on the consolidated statement of operations. Pro-forma results of operation have not been presented as the effect would not be material to the Company’s results of operations for any periods presented.

The following table summarizes the preliminary purchase price allocation of the fair value of intangible assets acquired and liabilities assumed:

$

Customer relationships	2,400
Brand name	2,000
Goodwill	1,400
Assets acquired	5,800
Liabilities assumed	–
Total purchase price	5,800

The purchase price allocation in the table above is preliminary and subject to the finalization of the Company’s valuation analysis. The fair value for the customer relationships at the acquisition date were determined using the excess earnings method under the income approach. The brand name fair value was determined using the relief from royalty method. The customer relationship and brand name intangible assets have an estimated life of 15 years and will be amortized over that period. The fair value measurements of intangible assets are based on significant unobservable inputs, and thus represent Level 3 inputs. Significant assumptions used in assessing the fair values of intangible assets include discounted future cash flows, customer attrition rates, and royalty rates. Goodwill arises principally as a result of category expansion opportunities to better serve its regional and national customers. The goodwill resulting from the acquisition is tax deductible.

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

Results of Operations

Three Months Ended September 30, 2021 Compared to Three Months Ended September 30, 2020

The following table presents certain information concerning our financial results, including information presented as a percentage of consolidated net sales:

	Three Months Ended September 30,
	2021			2020
	$	%		$	%

Net sales	29,553	100.0%		26,039	100.0%

Cost of goods sold	21,915	74.1%		17,710	68.0%
Depreciation expense	645	2.2%		752	2.9%
Total cost of goods sold	22,560	76.3%		18,462	70.9%

Gross profit	6,993	23.7%		7,577	29.1%

Selling expenses	2,722	9.2%		2,116	8.1%
General & administrative expenses	3,194	10.9%		2,805	10.8%
Amortization expense	33	0.1%		39	0.2%
Total operating expenses	5,949	20.2%		4,960	19.1%

Income from operations	1,044	3.5%		2,617	10.0%

Other income (expense):
Interest expense	(30)	(0.1%	)	(27)	(0.1%	)
Gain on investments	–	0.0%		–	0.0%
Loss on sales or property and equipment	(5)	0.0%		–	(0.0%	)
Other Income, net	(2)	0.0%		–	0.0%
Total other income (expense)	(37)	(0.1%	)	(27)	(0.1%	)

Income before provision for income taxes	1,007	3.4%		2,590	9.9%

Provision for income taxes	527	1.8%		764	2.9%

Net income	480	1.6%		1,826	7.0%

Net Sales

Net sales finished at $29,553 for the three-month period ended September 30, 2021, an increase of $3,514 or 13.5% versus prior year. The net sales increase was primarily driven by higher volumes of our branded drinkable kefir, and to a lesser extent the favorable impact of our acquisition of Glen Oaks Farms during the third quarter of 2021.

Gross Profit

Gross profit as a percentage of net sales was 23.7% during the three-month period ended September 30, 2021. Gross profit percentage was 29.1% in the prior year. The decrease versus the prior year was primarily due to the unfavorable impact of milk pricing, and to a lesser extent the increased pricing of freight and other inputs, partially offset by the decrease in depreciation expense.

Selling Expenses

Selling expenses increased by $606 to $2,722 during the three-month period ended September 30, 2021 from $2,116 during the same period in 2020. The increase from prior year is due to increased investment in advertising and marketing programs.

General and Administrative Expenses

General and administrative expenses increased $389 to $3,194 during the three-month period ended September 30, 2021 from $2,805 during the same period in 2020. The increase is primarily a result of incentive compensation expense.

Provision for Income Taxes

The provision for income taxes includes federal, state and local income taxes. The provision for income taxes was $527 and $764 during the three months ended September 30, 2021 and 2020, respectively.

Our effective income tax rate for the three months ended September 30, 2021 was 52.3% compared to 29.5% in the same period last year. The statutory Federal and state tax rates remained consistent from 2020 to 2021. The Company has a number of items that are nondeductible or are discrete adjustments to tax expense during the quarter. Although similar items were reflected in 2021, the percentage increased due to nondeductible compensation expense under Section 162(m).

Section 162(m) of the Internal Revenue Code (the “Code”) limits the deductibility of compensation paid to certain of our executives. Under Section 162(m), no tax deduction in taxable years beginning after December 31, 2017 is allowed for compensation paid to any covered employee to the extent that the total compensation for that covered employee exceeds $1,000,000 in any taxable year.

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

Nine Months Ended September 30, 2021 Compared to Nine Months Ended September 30, 2020

The following table presents certain information concerning our financial results, including information presented as a percentage of consolidated net sales:

	Nine Months Ended September 30,
	2021			2020
	$	%		$	%

Net sales	88,091	100.0%		76,441	100.0%

Cost of goods sold	63,273	71.8%		53,613	70.2%
Depreciation expense	2,099	2.4%		2,326	3.0%
Total cost of goods sold	65,372	74.2%		55,939	73.2%

Gross profit	22,719	25.8%		20,502	26.8%

Selling expenses	8,510	9.7%		7,411	9.7%
General & administrative expenses	8,702	9.9%		8,681	11.4%
Amortization expense	33	0.0%		117	0.1%
Total operating expenses	17,245	19.6%		16,209	21.2%

Income from operations	5,474	6.2%		4,293	5.6%

Other income (expense):
Interest expense	(72)	(0.1%	)	(96)	(0.1%	)
Gain on investments	2	0.0%		4	0.0%
Loss on sales or property and equipment	(88)	(0.1%	)	(28)	0.0%
Other Income, net	(61)	0.0%		2	0.0%
Total other income (expense)	(219)	(0.2%	)	(118)	(0.1%	)

Income before provision for income taxes	5,255	6.0%		4,175	5.5%

Provision for income taxes	1,851	2.1%		1,223	1.6%

Net income	3,404	3.9%		2,952	3.9%

Net Sales

Net sales finished at $88,091 for the nine-month period ended September 30, 2021, an increase of $11,649 or 15.2% versus prior year. The net sales increase was primarily driven by higher volumes of our branded drinkable kefir. Approximately 29% of the net sales increase results from the Farmers to Families Food Box program with the United States Department of Agriculture (“USDA”) which began during the middle of the first quarter of 2021 and ended during May 2021. Approximately 7% of the net sales increase results from our acquisition of Glen Oaks Farms during the third quarter of 2021.

Gross Profit

Gross profit as a percentage of net sales decreased to 25.8% during the nine-month period ended September 30, 2021 from 26.8% during the same period in 2020. The decrease versus the prior year was primarily due to the unfavorable impact of milk pricing, and to a lesser extent the increased pricing of freight and other inputs, partially offset by the decrease in depreciation expense.

Selling Expenses

Selling expenses increased by $1,099 to $8,510 during the nine-month period ended September 30, 2021 from $7,411,during the same period in 2020. The increase versus prior year primarily reflects an increase in advertising expense related to a television and digital advertising campaigns in the first quarter of 2021 and increased in person selling and marketing events, partially offset by lower compensation expense.

General and Administrative Expenses

General and administrative expenses increased $21 to $8,702 during the nine-month period ended September 30, 2021 from $8,681 during the same period in 2020. The increase is primarily a result of incentive compensation expense, partially offset by lower office lease and professional fee expense.

Provision for Income Taxes

The provision for income taxes includes federal, state and local income taxes. The provision for income taxes was $1,851 and $1,223 during the nine months ended September 30, 2021 and 2020, respectively.

Our effective income tax rate for the nine months ended September 30, 2021 was 35.2% compared to 29.5% in the same period last year. During the first quarter of 2020, the company’s effective tax rate was reduced due to the provisions of the Cares Act. The law provided for the carry back of certain net operating losses to years in which the tax rates were significantly higher. The tax benefit was recorded as a discrete item in the first quarter of 2020. The statutory Federal and state taxes rates remained consistent from 2020 to 2021. The Company has a number of items that are nondeductible or are discrete adjustments to tax expense. Although similar items were reflected in 2021, the percentage increased due to nondeductible compensation expense under Section 162(m).

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

To date we have seen increased customer and consumer demand for our products as consumers initially began pantry loading and have increased their at-home consumption as a result of social distancing and stay-at-home and work-from-home mandates and recommendations. However, this increased customer and consumer demand may decrease in the future if and when the need for social distancing and stay-at-home and work-from-home mandates and recommendations decrease, and we are unable to predict the nature and timing of when that impact may occur, if at all.

Although to date we have not experienced supply chain constraints, and we have continued to be able to fully satisfy customer and consumer demand for our products, increasing supply chain constraints generally, and the continued unprecedented demand for food and other consumer packaged goods products as a result of the COVID-19 pandemic or any future pandemic may limit the availability of, or increase the cost of, ingredients, packaging and other raw materials necessary to produce our products, and our operations may be negatively impacted. Additionally, pandemics or disease outbreaks could result in a widespread health crisis that could adversely affect economies and financial markets, consumer spending and confidence levels resulting in an economic downturn that could affect customer and consumer demand for our products.

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

Sources and Uses of Cash

Lifeway had a net increase in cash and cash equivalents of $2,092 and $3,780 during the nine-month period ended September 30, 2021 and 2020, respectively. The drivers of the year over year change are as follows:

Net cash provided in operating activities was $6,435 during the nine-month period ended September 30, 2021 compared to net cash provided by operating activities of $5,348 in the same period in 2020. The increase in cash provided by operating activities is primarily due to the increase in cash generated through higher revenues in 2021, and the change in working capital. Working capital consumption was higher in 2020 due to increased revenue in March 2020 as consumers anticipated the shelter in place directives that ultimately occurred as a result of the COVID-19 pandemic.

Net cash used in investing activities was $7,485 during the nine-month period ended September 30, 2021 compared to net cash used in investing activities of $1,163 in the same period in 2020. The increase in net cash used in investing activities in 2021 reflects the August 2021 acquisition of Glen Oak Farms, Inc. The $5,800 acquisition purchase price was funded through proceeds from our new $5,000 term loan and existing cash. Capital spending was $1,685 during the nine-month period ended September 30, 2021 compared to $1,168 in 2020. Our capital spending is focused in three core areas: growth, cost reduction, and facility improvements. Growth capital spending supports new product innovation and enhancements. Cost reduction and facility improvements support manufacturing efficiency, safety and productivity.

Net cash provided by financing activities was $3,142 during the nine-month period ended September 30, 2021 compared to net cash used in financing activities of $405 in the same period in 2020. The increase in net cash provided by financing activities relates to the term loan entered into during August 2021 in connection with the acquisition of Glen Oaks Farms, Inc. See Debt Obligations section below for further detail.

On June 24, 2021, the Lifeway’s Board authorized a plan to repurchase up to 250 shares of Common Stock in the open market within 24 months at no more than $10 per share. We repurchased all 250 shares of common stock at a cost of $1,583 during the three-month period ended September 30, 2021. We intend to hold repurchased shares in treasury for general corporate purposes, including issuances under our 2015 Omnibus Incentive Plan. Treasury shares are accounted for using the cost method.

Debt Obligations

On August 18, 2021, Lifeway entered into the Fourth Modification (the “Fourth Modification”) to the Amended and Restated Loan and Security Agreement (as amended and modified from time to time, the “Credit Agreement”) with its existing lender and certain of its subsidiaries. The Fourth Modification amends the Credit Agreement to provide for, among other things, a $5 million term loan by the existing lender to the borrowers to be repaid in quarterly installments of principal and interest over a term of five years (the “Term Loan”).  The termination date of the Term Loan is August 18, 2026, unless earlier terminated. Except for the addition of the Term Loan, the Credit Agreement remains substantively unchanged and in full force and effect.

As of September 30, 2021, we had $2,777 outstanding under the Revolving Credit Facility and $4,726 outstanding under the note payable, net of $24 of unamortized deferred financing fees. We had $2,223 available for future borrowings under the Revolving Credit Facility as of September 30, 2021. As amended, all outstanding amounts under the Loans bear interest, at Lifeway’s election, at either the lender Base Rate (the Prime Rate minus 1.00%) or the LIBOR plus 1.95%, payable monthly in arrears. Lifeway is also required to pay a quarterly unused line fee of 0.20% on the Revolving Credit Facility and, in conjunction with the issuance of any letters of credit, a letter of credit fee of 0.20%. Lifeway’s interest rate on debt outstanding under the Loans as of September 30, 2021 was 2.15%.

We are in compliance with all applicable financial debt covenants as of September 30, 2021. See Note 7 to our Consolidated Financial Statements for additional information regarding our indebtedness and related agreements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2021. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2021.

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

From time to time we are engaged in litigation matters arising in the ordinary course of business. While the results of litigation and claims cannot be predicted with certainty, Lifeway believes that no such matter is reasonably likely to have a material adverse effect on our financial position or results of operations.

ITEM 1A. RISK FACTORS.

There have been no material changes with respect to the risk factors disclosed in Part I, Item 1A of our 2020 Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of a publicly announced program (a)	Approximate Dollar Value of Shares that may yet be Purchased Under the Plans or Programs ($ in thousands) (a)

7/1/2021 to 7/31/2021	250,000	$6.33	250,000	$–
8/1/2021 to 8/31/2021	–	–	–	–
9/1/2021 to 9/30/2021	–	–	–	–
Fiscal Year 2020	250,000	$6.33	250,000	$0

(a) On June 24, 2021, the Lifeway’s Board authorized a plan to repurchase up to 250 shares of Common Stock in the open market within 24 months at no more than $10 per share. As of September 30, 2021, the Company had reached the amended threshold of 250 shares and therefore no shares of common stock remain available to be purchased under the 2021 Repurchase Plan Amendment.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURE.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

No.	Description	Form	Period Ending	Exhibit	Filing Date

10.1	Fourth Modification to Amended and Restated Loan and Security Agreement dated as of August 18, 2021 among Lifeway Foods, Inc., Fresh Made, Inc., The Lifeway Kefir Shop, LLC, Lifeway Wisconsin, Inc., and CIBC Bank USA, as Lender	8-K	August 18, 2021	10.1	August 20, 2021

31.1	Rule 13a-14(a)/15d-14(a) Certification of Julie Smolyansky	Filed Herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification of Eric Hanson	Filed Herewith

32.1	Section 1350 Certification of Julie Smolyansky*	Furnished Herewith

32.2	Section 1350 Certification of Eric Hanson*	Furnished Herewith

99.1	Press release dated November 15, 2021 reporting Lifeway’s financial results for the nine months ended September 30, 2021.*	Furnished Herewith

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in IXBRL, and included in exhibit 101).

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

LIFEWAY FOODS, INC.

Date: November 15, 2021	By:	/s/ Julie Smolyansky
Julie Smolyansky
Chief Executive Officer, President, and Director
(Principal Executive Officer)

Date: November 15, 2021	By:	/s/ Eric Hanson
Eric Hanson
Chief Financial & Accounting Officer
(Principal Financial and Accounting Officer)

