Form 10-K
period 2021-12-31
Lifeway Foods, Inc.
filed 2022-07-21
CIK 814586

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

Commission file number: 000-17363

LIFEWAY FOODS, INC.

(Exact name of registrant as specified in its charter)

Illinois	36-3442829
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T(§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☐  No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the stock was last sold as of June 30, 2021 ($5.18 per share as quoted on the Nasdaq Global Market) was $21,142,470.

As of July 6, 2022, 15,473,269 shares of the registrant’s common stock, no par value, were outstanding.

i

EXPLANATORY NOTE

Restatement

Except as otherwise indicated or unless context otherwise requires, the terms “Lifeway,” “we,”, “us,”, “our,” or “the Company” refer to Lifeway Foods, Inc. and its subsidiaries on a consolidated basis.

On April 29, 2022, as previously reported in our Current Report on Form 8-K, filed with the Securities and Exchange Commission (“SEC”), management and the Audit and Corporate Governance Committee of our Board of Directors concluded that our consolidated financial statements as of and for the year ended December 31, 2020, and as of and for each of the quarterly periods ending in 2020 and 2021, should be restated and no longer be relied upon.

Within this Annual Report on Form 10-K, we have included restated audited consolidated financial statements as of and for the year ended December 31, 2020, as well as restated unaudited consolidated financial information as of and for each of the quarterly periods ending in 2020 and 2021 (together, the “Restatement”). Our consolidated financial statements as of and for the year ended 2020 included in this report have been restated from the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2020.

The Restatement corrects a material error, made in connection with our 2009 acquisition of Fresh Made, Inc., that resulted in a $1.18 million understatement of both deferred income tax liabilities and goodwill. Specifically, the Company did not record a deferred income tax liability and corresponding increase to goodwill related to the difference in the book and income tax bases for the $3.7 million Fresh Made, Inc. indefinite-lived brand name intangible asset acquired. The Restatement had no impact on opening retained earnings of as of January 1, 2020 or the Company’s Consolidated Statements of Operations, Consolidated Statements of Cash Flows and Consolidated Statements of Stockholders’ Equity for any period subsequent to such date.

For additional discussion of the Restatement, including the accounting errors identified and the resulting adjustments, see “Part II – Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 1 – Basis of presentation included in “Part II – Item 8 – Financial Statements and Supplementary Data.” “Note 17 – Correction of previously issued unaudited consolidated financial statements, to the consolidated financial statements included in this Annual Report on Form 10-K presents consolidated quarterly information for fiscal 2020 and 2021. For a description of the material weakness identified by Management as a result of our internal reviews and Management’s plan to remediate this deficiency, see “Part II – Item 9A – Controls and Procedures.”

We believe that presenting the information regarding the Restatement in this Annual Report allows investors to review all pertinent data in a single presentation. We have not amended, and do not intend to amend, our Annual Report on Form 10-K for the year ended December 31, 2020 or Quarterly Reports on Form 10-Q for each of the quarterly periods in 2020 and 2021. Instead, the financial statements contained in such reports are superseded in their entirety by the restated financial statements contained in this Annual Report on Form 10-K.

ii

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

These forward looking statements are based on management’s beliefs, assumptions, estimates and observations of future events based on information available to our management at the time the statements are made and include any statements that do not relate to any historical or current fact. These statements are not guarantees of future performance and they involve certain risks, uncertainties and assumptions that are difficult to predict. Actual outcomes and results may differ materially from what is expressed, implied or forecast by our forward looking statements due in part to the risks, uncertainties, and assumptions that include:

•	the actions of our competitors and suppliers, including those related to price competition;

•	the actions and decisions of our customers or consumers;

•	our ability to successfully implement our business strategy;

•	changes in the pricing of commodities;

•	the potential impact of material weaknesses in our internal control over financial reporting;

•	the effects of government regulation;

•	the impact of the novel coronavirus (“COVID-19”) outbreak on our business, suppliers, consumers, customers, and employees;

•	disruptions to our supply chain, or our manufacturing and distribution capabilities, including those due to cybersecurity threats and the COVID-19 outbreak; and

•	the other risks and uncertainties that are set forth in Item 1, “Business”, Item 1A “Risk Factors” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and that are described from time to time in our filings with the SEC.

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

iii

PART I

ITEM 1 BUSINESS

OVERVIEW

Lifeway was founded in 1986 by Michael Smolyansky shortly after he and his wife, Ludmila Smolyansky, emigrated from Eastern Europe to the United States. Lifeway was the first to successfully introduce kefir to the U.S. consumer on a commercial scale, initially catering to ethnic consumers in the Chicago, Illinois metropolitan area. In the thirty-five years that have followed, Lifeway has grown to become the largest producer and marketer of kefir in the U.S. and an important player in the broader market spaces of probiotic-based products and natural, “better for you” foods.

PRODUCTS

Our primary product is drinkable kefir, a cultured dairy product. Lifeway Kefir is tart and tangy, high in protein, calcium and vitamin D. Thanks to our exclusive blend of kefir cultures, each cup of kefir contains 12 live and active cultures and 25 to 30 billion beneficial CFU (Colony Forming Units) at the time of manufacture.

We manufacture (directly or through co-packers) and market products under the Lifeway, Fresh Made and Glen Oaks Farms brand names, as well as under private labels on behalf of certain customers.

Our product categories are:

•	Drinkable Kefir, sold in a variety of organic and non-organic sizes, flavors, and types;

•	European-style soft cheeses, including farmer cheese, white cheese, and Sweet Kiss;

•	Cream and other, which consists primarily of cream, a byproduct of making our kefir;

•	ProBugs, a line of kefir products designed for children;

•	Drinkable Yogurt, sold in a variety of sizes and flavors; and

•	Other Dairy, which consists primarily of Fresh Made butter and sour cream.

Net sales of products by category were as follows for the years ended December 31:

	2021		2020
In thousands	$	%	$	%

Drinkable Kefir other than ProBugs	$95,850	80%	$81,437	80%
Cheese	12,612	11%	12,905	13%
Cream and other	3,582	3%	2,872	3%
ProBugs Kefir	3,178	3%	2,733	2%
Drinkable Yogurt	2,223	2%	–	0%
Other dairy (a)	1,620	1%	2,079	2%
Net Sales	$119,065	100%	$102,026	100%

(a)	Includes Lifeway Kefir Shop sales

Product innovation and new product development

Lifeway is committed to maintaining its positions as the leading producer of kefir and a recognized leader in the market for probiotic products. We routinely evaluate opportunities for new product flavors and formulations, improved package design, new product configurations and other innovation opportunities. Beyond our core drinkable kefir products, we have an ongoing effort to extend the strength of the Lifeway brand and leverage the capabilities of the Lifeway organization into categories both inside and outside of the dairy aisle, including into non-food categories and into additional channels, such as gyms and fitness studios. In 2021, we maintained the level of focus on product innovations, packaging innovations, and growth opportunities. These product innovation and development efforts have led to additional revenue opportunities.

Lifeway considers research and development of new products to be a significant part of our overall business philosophy. Where possible, we leverage our existing staff and facilities to conduct our innovation, research, and development efforts, rather than maintaining a dedicated research and development staff and facilities or relying solely on third parties. Until the second half of 2021, in light of the COVID-19 outbreak, our focus was on expanding sales of our current products, and less on new product development. In August 2021, we purchased the Glen Oaks drinkable yogurt product line and in December 2021 launched our drinkable oat-based kefir product line.

PRODUCTION

Manufacturing

During 2021 and 2020, approximately 98% and 99% of our revenue, respectively, was derived from products manufactured at our own facilities. We currently operate the following manufacturing and distribution facilities:

•	Morton Grove, Illinois, which produces drinkable kefir, drinkable ProBugs kefir, and cheese products;

•	Waukesha, Wisconsin, which produces drinkable kefir products and from which we store and distribute products;

•	Niles, Illinois, which stores and serves as a distribution point for products; and

•	Philadelphia, Pennsylvania, which produces drinkable kefir, cheese, and butter products, from which we store and distribute products.

We own these manufacturing facilities. All our fixed assets associated with manufacturing, storage, and distribution of our products are located in the United States.

Co-Packers

In addition to the products manufactured in our own facilities, independent manufacturers (“co-packers”) manufacture some of our products. We have a co-packer agreement to manufacture drinkable yogurt in California. We have co-packer agreements to manufacture drinkable and frozen kefir in Ireland and the United Kingdom, respectively, to serve our European markets. During 2021 and 2020, approximately 2% and 1% of our revenue, respectively, was derived from products manufactured by co-packers. Our domestic co-packer is Safe Quality Food (“SQF”) certified and follows Good Manufacturing Practices (GMPs). Additionally, the co-packers are required to ensure our products are manufactured in accordance with our quality specifications and that they are compliant with all applicable laws and regulations.

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

Distribution inside the United States

Lifeway’s products reach the consumer through three primary “route-to-market” pathways:

•	Retail-direct;

•	Distributor; and

•	Direct store delivery (“DSD”).

Under the retail-direct channel, we sell our products to retailers and deliver it through either the retailers’ carriers or third-party carriers that deliver to such retailers’ distribution centers. In turn, our retailers then deliver the products to their respective stores. Customers in this route-to-market grouping include Kroger, Walmart and Trader Joe’s. Under the retail direct-model, optimal product merchandising, assortments and product presentation are attended to by the retailer with limited support from Lifeway’s broker network. Sales to our retail-direct customers represent approximately 46% of our total net sales for the year ended 2021.

Under the distributor channel, we sell our products to distributors and deliver it through either the distributors’ carriers or third-party carriers that deliver to such distributors’ designated warehouses. In turn, our distributors then sell and ship our products to their retail customers. Our distributors often use a DSD model of their own to make deliveries directly to individual stores, but they also make deliveries to retailers’ distribution centers. Our distributor customers include United Natural Foods (UNFI), KeHE Distributors, and C&S Wholesale Grocers. The distributor attends to optimal product merchandising, assortments, and product presentations at the retail end of the channel, with support from Lifeway’s direct sales force and broker network. Sales to our distributor customers represented approximately 51% of our total net sales for year ended 2021.

Under the direct store delivery (DSD) route to market, we sell our products to retailers and deliver it directly to the store using Company-owned vehicles and a team of Lifeway merchandisers who engage face-to-face with store management to ensure optimal product assortments and presentations. We operate our DSD model in the Chicago, Illinois metropolitan area only. Sales to our DSD customers represent approximately 2% of our total net sales for the year ended 2021.

In the Chicago, Illinois metropolitan area, Lifeway operated two retail stores and a food truck under its Lifeway Kefir Shop subsidiary. This subsidiary was closed during 2021. The Lifeway Kefir Shop sold frozen and drinkable kefir products, as well as certain Lifeway products, through these retail outlets. Sales through these retail outlets represented less than 1% of net sales for the year ended 2021.

Distribution outside of the U.S.

Substantially all of Lifeway’s products are distributed within the United States; however, certain of our distributors sell our products to retailers in Mexico and portions of South America and the Caribbean. Additionally, Lifeway products reach consumers in the United Kingdom, Ireland, and the Middle East under third party co-manufacturing agreements and in-country broker and distributor arrangements. Sales outside the United States represented approximately 2% of net sales for the year ended 2021.

Channel- and Market-Specific Distribution and Broker Representation Arrangements

Lifeway’s generally standardized agreements with independent distributors and food brokers allow us the latitude to establish new relationships as opportunities and needs arise. Where appropriate given the relationship, market, and business opportunity, we offer exclusive channels, markets, and/or territories to our distributors and brokers.

We provide our independent distributors with products at wholesale prices for distribution to their retail accounts. Lifeway believes that the prices at which we sell our products to distributors are competitive with the prices generally paid by distributors for similar products in the markets served. Due to the perishable nature of our products and the costs to return, we do not offer return privileges to any of our distributors or channel customers; however, from time to time we do provide our customers with allowances for non-saleable product.

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

Consumer Promotions and Marketing Campaigns

We engage in an ongoing and wide variety of marketing and media campaigns - primarily digital and social media, print advertising, and television advertising. We complement these marketing and media efforts by sponsoring cultural and community events, and various festivals, as well as participating in industry-related trade shows and in-store promotional events. Our consumer marketing efforts also include cooperative advertising programs with our retail customers and various couponing campaigns, online consumer relationship programs, and other similar forms of promotions.

Our marketing efforts are aimed at stimulating demand with new and existing consumers by elevating awareness and consumption of kefir and probiotics, as well as enhancing our brand equity. Our awareness marketing seeks to promote the verifiable nutritional profile, purity, benefits, and good taste of our kefir.

COMPETITION

Lifeway competes with a limited number of other domestic kefir producers and consequently faces a small amount of direct competition for kefir products. However, Lifeway’s kefir-based products compete with other dairy products, such as spoonable and drinkable yogurt, and, increasingly, with non-dairy probiotic products. Many of our competitors are well-established and have significantly greater financial resources than Lifeway to promote their products.

SUPPLIERS

We purchase our ingredients such as milk, pectin, and other ingredients from unaffiliated suppliers. In addition, we purchase significant quantities of packaging materials to package our products and natural gas and electricity to operate our facilities. Purchases are made through purchase orders or contracts, and price, delivery terms, and product specifications vary. Although the prices for our principal inputs can fluctuate based on economic, weather, and other conditions, Lifeway believes it has ready access to alternative suppliers for all critical ingredients, packaging, and other input requirements.

MAJOR CUSTOMERS

During the year ended December 31, 2021, two customers collectively accounted for approximately 23% of our total net sales. These customers collectively accounted for approximately 32% of net accounts receivable as of December 31, 2021.

SEGMENTS

Lifeway has determined that it has one reportable segment based on how our chief operating decision maker manages the business and, in a manner, consistent with the internal reporting provided to the chief operating decision maker. The chief operating decision maker, who is responsible for allocating resources and assessing Company performance, has been identified collectively as the Chief Executive Officer and, Chief Financial Officer. Substantially all of our consolidated revenues relate to the sale of cultured dairy products that we produce using the same processes and materials and are sold to consumers through a common network of distributors and retailers in the United States.

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

INTELLECTUAL PROPERTY

We believe that our rights in our trademarks and service marks are important to our marketing efforts to develop brand recognition and differentiate our brand from our competitors and are a valuable part of our business. We own many domestic and international trademarks and service marks. In addition, we own numerous registered and unregistered copyrights, registered domain names, and proprietary trade secrets, trade dress, technology, know-how, processes, and other proprietary rights that are not registered. Depending on the jurisdiction, trademarks are generally valid as long as they are in use and/or their registrations are properly maintained, and they have not been found to have become generic. Registrations of trademarks can also generally be renewed indefinitely as long as the trademarks are in use. We also have licenses to use certain trademarks inside and outside of the United States and to certain product formulas, all subject to the terms of the agreements under which such licenses are granted. Lifeway’s policy is to pursue registration of intellectual property whenever appropriate. We protect our intellectual property rights by relying on a combination of trademark, copyright, trade dress, trade secret and other intellectual property laws, and domain name dispute resolution systems; as well as licensing agreements, third-party confidentiality, nondisclosure, and assignment agreements; and by policing third-party misuses of our intellectual property. We regard the Lifeway family of trademarks and other intellectual property as having substantial value and as being an important factor in the marketing of our products. The loss of such protection would have a material adverse impact on our operations and share price.

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

MILK INDUSTRY REGULATION

Our primary raw material is milk. The federal government establishes minimum prices for raw milk purchased in federally regulated areas. Some states have established their own rules for determining minimum prices. The federal government announces prices for raw milk each month. While we are subject to federal government regulations that establish minimum prices for milk, and we also pay producer (“over-order”) premiums, federal order administration costs, and other related charges that vary by milk product, location, and supplier.

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

We have also implemented the SQF program at our Illinois and Wisconsin facilities. SQF is a fully integrated food safety and quality management protocol designed specifically for the food sector. The SQF Code, based on universally accepted CODEX Alimentarius, HACCP guidelines and the Global Food Safety Initiative (“GFSI”) standards, offers a comprehensive methodology to manage food safety and quality simultaneously. SQF certification provides an independent and external validation that a product, process or service complies with international, regulatory and other specified standards.

SEASONALITY

Lifeway’s business is not seasonal.

EMPLOYEES

As of December 31, 2021, we employed 280 full-time and two part-time employees, of which 93 were members of a union bargaining unit.

AVAILABLE INFORMATION

Lifeway maintains a corporate website for investors at www.lifewayfoods.com and makes available, free of charge, through this website its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports that we file with or furnish to the SEC as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

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

We compete with a limited number of other domestic kefir producers and consequently face a small amount of direct competition for kefir products. However, our kefir-based products compete with other dairy products, notably spoonable and drinkable yogurt, and, increasingly, with non-dairy probiotic products that incorporate kefir cultures but are not kefir. We face significant competition for limited retailer shelf space in each of our product categories. Competition in our product categories is based on product innovation, product quality, price, brand recognition and loyalty, effectiveness of marketing, promotional activity, and our ability to identify and satisfy consumer tastes and preferences. We believe that our brands have benefited in many cases from being the first to introduce products in their categories, and their success has attracted competition from other food and beverage companies that produce branded products, as well as from private label competitors. Some of our competitors, such as Danone, General Mills, Chobani, Hain Celestial Group, and Nestle, have substantial financial and marketing resources. These competitors and others may be able to introduce innovative products more quickly or market their products more successfully than we can, which could cause our growth rate to be slower than we anticipate and could cause sales to decline.

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

We believe that our future success depends, in part, on our ability to implement our strategy of leveraging our existing brands with our new products to maintain our market position in our product categories; drive increased sales; acquire or establish new brands; and create strategic alliances including potential joint ventures. Our ability to implement this strategy depends, among other things, on our ability to:

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

Our information technology systems are also critical to the operation of our business and essential to our ability to successfully perform day-to-day operations. These systems include, without limitation, networks, applications, and outsourced services in connection with the operation of our business. A failure of our information technology systems to perform as we anticipate could disrupt our business and result in transaction errors, processing inefficiencies, and sales losses, causing our business to suffer. In addition, our information technology systems may be vulnerable to damage or interruption from circumstances beyond our control, including fire, natural disasters, systems failures, and cybersecurity threats. Cybersecurity threats in particular are persistent, evolve quickly and include, without limitation, computer viruses, unauthorized attempts to access information, denial of service attacks, and other electronic security breaches. Like our customers, suppliers, subcontractors and other third parties with whom we do business generally, we expect that we will continue to be the subject of cybersecurity threats. In some cases, we must rely on the safeguards put in place by the third parties with whom we do business to protect against security threats. We believe we have implemented appropriate measures and controls and have invested in sufficient resources to appropriately identify and monitor these threats and mitigate potential risks, including risks involving our customers and suppliers. However, there can be no assurance that any such actions will be sufficient to prevent cybersecurity breaches, disruptions to mission critical systems, the unauthorized release of sensitive information or corruption of data, or harm to facilities or personnel.

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

As of December 31, 2021, we had $2.77 million outstanding under the Revolving Credit Facility and $4.47 million outstanding under the note payable, net of $30 thousand of unamortized deferred financing. Our loan agreements contain certain restrictions and requirements that among other things:

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

Our Revolving Credit Facility and term loan bear interest at variable rates. If market interest rates increase, it will increase our debt service requirements, which could adversely affect our cash flow.

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

We depend on the skills, working relationships, and continued services of key personnel, including our experienced senior management team. We also depend on our ability to attract and retain qualified personnel to operate and expand our business. If we lose one or more members of our senior management team whose responsibilities cannot otherwise be distributed among our other officers, or if we fail to attract talented new employees, our business and results of operations could be negatively affected.

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

The Smolyansky family controls a substantial portion of our common stock and has the ability to control the outcome of matters submitted for stockholder approval.

Members of the Smolyansky family together control 49.61% of our common stock and collectively, they could significantly influence any matter requiring approval by our stockholders, including the election of all of our directors and the approval or rejection of any merger, change of control, or other significant corporate transaction. It is unlikely that any person interested in acquiring Lifeway will be able to do so without obtaining the consent of some members of the Smolyansky family. The Smolyansky family’s interests may not always be aligned with other stockholders’ interests. By exercising their influence, members of the Smolyansky family could cause Lifeway to take actions that are at odds with the investment goals of institutional, short-term, non-voting, or other non-controlling investors, or that have a negative effect on our stock price.

Recently identified material weaknesses in our internal control over financial reporting could have a significant adverse effect on our business and the price of our common stock.

Maintaining effective internal control over financial reporting is necessary for us to produce reliable financial statements. As a public reporting company, we are subject to the rules and regulations established from time to time by the SEC and Nasdaq. These rules and regulations require, among other things, that we have, and periodically evaluate, procedures with respect to our internal control over financial reporting. In addition, as a public company we are required to document and test our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act so that our management can certify as to the effectiveness of our internal control over financial reporting.

We have identified a material weakness in our internal control. A description of the material weakness can be found in Item 9A of this Annual Report on Form 10-K.

Unless and until this material weakness has been remediated or should new material weaknesses arise or be discovered in the future, material misstatements could occur and go undetected in our interim or annual consolidated financial statements, and we may be required to restate our financial statements. In addition, we may experience delays in satisfying our reporting obligations or to comply with SEC rules and regulations, which could result in investigations and sanctions by regulatory authorities. Any of these results could adversely affect our business and the value of our common stock.

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

Two of our customers together accounted for 23% of our net sales in the fiscal year ended December 31, 2021. Where we enter into written agreements with our customers, they are generally terminable after short notice periods by the customer. In addition, our customers sometimes award contracts based on competitive bidding, which could result in lower profits for contracts we win and the loss of business for contracts we lose. The loss of any large customer, the reduction of purchasing levels, or the cancellation of any business from a large customer for an extended period of time could negatively affect our sales and results of operations.

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

The sale of food products for human consumption involves the risk of injury to consumers. Such injuries may result from tampering by unauthorized third parties, inadvertent mislabeling, product contamination or spoilage, including the presence of foreign objects, substances, chemicals, other agents, or residues introduced during the storage, processing, handling or transportation phases. We also may be subject to liability if our products or production processes violate applicable laws or regulations, including environmental, health, and safety requirements, or in the event our products cause injury, illness, or death.

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

We rely on independent certification, such as certifications of our products as “organic,” or “gluten-free,” to differentiate our products from others. The loss of any independent certifications could adversely affect our market position as a probiotic-based product and natural, “better for you” foods company, which could harm our business. We rely on independent SQF certification at some of our facilities, a certification that some of our customers require us to maintain.

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

Conventional and organic raw milk, our primary raw material, is an agricultural commodity that is subject to price fluctuations. Both conventional and organic milk prices in fiscal 2021 were higher than the prior year, and there can be no assurance that such prices will remain at these levels in the future. The supply and price of raw milk may be impacted by, among other things, weather, natural disasters, real or perceived supply shortages, lower dairy and crop yields, general increases in farm inputs and costs of production, political and economic conditions, labor actions, government actions, and trade barriers. Increases in the market price for raw milk or over-order premiums charged by producers may also impact our ability to enter into purchase commitments at a fixed price. There can be no assurance that our purchasing practices will mitigate future price risk. As a result, increases in the cost of raw milk could have an adverse impact on our profitability.

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

Our business depends heavily on raw materials and other inputs in addition to conventional and organic raw milk, such as sweeteners, diesel fuel, packaging material, resin, and other commodities. Our raw materials are generally sourced from third-party suppliers, and we are not assured of continued supply, pricing, or exclusive access to raw materials from any of these suppliers. In 2021, costs to us increased primarily due to inflationary price increases of other ingredients, packaging materials, and freight. However, for market conditions or competitive reasons, our pricing actions may also lag input cost changes, or we may not be able to pass along the full effect of increases in raw materials and other input costs as we incur them.

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

Changes in these laws or regulations or the introduction of new laws or regulations could increase our compliance costs, increase other costs of doing business for us, our customers, or our suppliers, or restrict our actions, which could adversely affect our results of operations. In some cases, new laws and regulations or other federal and state regulatory initiatives could interrupt distribution of our products or force changes in our production processes and our products. Governmental regulations also affect taxes and levies, healthcare costs, energy usage, immigration, and other labor issues, all of which may have a direct or indirect effect on our business or those of our customers or suppliers. These costs could negatively affect our results of operations and financial condition. Further, if we are found to be in violation of applicable laws and regulations in these areas, we could be subject to civil remedies, including third-party claims for property damage or personal injury, fines, injunctions, recalls, cleanup costs, and other civil sanctions, as well as potential criminal sanctions, any of which could have a material adverse effect on our business.

RISKS RELATED TO COVID-19 AND OTHER PANDEMIC OR DISEASE OUTBREAKS

Pandemics or disease outbreaks, such as the COVID-19 pandemic, may disrupt consumption and trade patterns, supply chains, available labor supply, and production processes, which could materially affect our operations and results of operations.

The ultimate impact that the COVID-19 pandemic or any future pandemic or disease outbreak will have on our business and our consolidated results of operations is uncertain.

To date we have seen increased customer and consumer demand for our products. We have not experienced significant supply chain disruptions or labor supply shortages and we have continued to be able to satisfy customer and consumer demand for our products. However, the COVID-19 pandemic, or any future pandemic, may limit the availability of, or increase the cost of, employees, ingredients, packaging and other inputs necessary to produce our products, and our operations may be negatively impacted. In 2021, our costs increased primarily due to inflationary price increases of milk, other ingredients, packaging materials, and freight. However, because of market conditions or for competitive reasons, our pricing actions may sometimes lag input cost changes, or we may not be able to pass along the full effect of increases in raw materials and other input costs as we incur them.

In 2022, social distancing, shelter-in-place and work-from-home mandates and recommendations have begun to be reduced or eliminated. The increased customer demand we have realized over the past two years as consumers increased their at-home consumption and e-commerce purchasing during the COVID-19 pandemic may change or decrease due to the decrease in social distancing and stay-at-home and work-from-home mandates and recommendations. We are unable to predict the nature and timing of when such change may occur, if at all.

The ultimate impact of the COVID-19 pandemic on our business will depend on many factors, including, among others, whether additional waves of COVID-19 or different variants of COVID-19 will affect the United States and other markets and the duration of any social distancing and stay home and work from home mandates or recommendations that may occur as a result of such COVID-19 wave or variant; our ability and the ability of our suppliers to continue to maintain production despite unprecedented demand in the food industry, supply chain disruptions, tight labor markets and increased raw materials and packaging costs; and the extent to which macroeconomic conditions resulting from the pandemic and the pace of the subsequent recovery impact consumer eating and shopping habits. We cannot predict the duration or scope of the disruption or the impact of any recovery from the impacts of COVID-19. Therefore, the financial impact cannot be reasonably estimated at this time.

Future pandemics or disease outbreaks could similarly adversely affect economies and financial markets, consumer spending and confidence levels and result in an economic downturn that affects customer demand for our products. Our efforts to manage and mitigate these risks may be unsuccessful, and the effectiveness of these efforts depends on factors beyond our control, including the duration and severity of any pandemic or disease outbreak, as well as third party actions taken to contain its spread and mitigate public health effects.

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

ITEM 3           LEGAL PROCEEDINGS

From time to time, we are engaged in litigation matters arising in the ordinary course of business. While the results of litigation and claims cannot be predicted with certainty, Lifeway believes that no such matter is reasonably likely to have a material adverse effect on our financial position or results of operations.

ITEM 4           MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5           MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is listed on the Nasdaq Global Market under the symbol “LWAY.” Trading commenced on March 29, 1988. As of June 17, 2022, there were approximately 55 holders of record of Lifeway’s Common Stock, one of which was Cede & Co., a nominee for Depository Trust Company, or DTC, and 75 financial institutions as nominees for beneficial owners or in “street name” the shares of which were deposited into participant accounts at DTC and are considered to be held of record by Cede & Co. as one stockholder.

Common stock price

The following table shows the high and low sale prices per share of our common stock as reported on the Nasdaq Global Market for each quarter during the two most recent fiscal years:

	Common Stock Price Range
	2020
	Low	High
First Quarter	$1.50	$2.65
Second Quarter	$1.71	$2.99
Third Quarter	$2.30	$7.45
Fourth Quarter	$4.61	$7.81

	2021
	Low	High
First Quarter	$5.21	$6.90
Second Quarter	$4.56	$5.71
Third Quarter	$5.15	$7.04
Fourth Quarter	$4.60	$5.85

Dividend Policy

Lifeway does not routinely declare and pay dividends. From time to time however our Board of Directors may declare and pay dividends depending on our operating cash flow, financial condition, capital requirements and such other factors as the Board of Directors may deem relevant.

There were no dividends declared or paid in fiscal 2021 or 2020.

Issuer Purchases of Equity Securities

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of a publicly announced program (a)	Approximate Dollar Value of Shares that may yet be Purchased Under the Plans or Programs ($ in thousands)

1/1/2020 to 1/31/2020	97,739	$2.33	97,739	$3,738
2/1/2020 to 2/28/2020	35,198	$2.49	35,198	$3,650
3/1/2020 to 3/31/2020	45,469	$1.98	45,469	$3,560
4/1/2020 to 4/30/2020	11	$2.01	11	$3,560
Fiscal Year 2020	178,417	$2.27	178,417	$3,560

7/1/2021 to 7/31/2021	250,000	$6.33	250,000	$–
Fiscal Year 2021	250,000	$6.33	250,000	$–

(a)	During the fourth quarter of 2015, Lifeway publicly announced a share repurchase program. On November 1, 2017, our Board of Directors amended the 2015 stock repurchase program (the “2017 amendment”), by adding to (i.e., exclusive of the shares previously authorized under the 2015 stock program repurchase) the authorization the lesser of $5,185 or 625 shares. The program has no expiration date. As of April 2020, the Company had reached the amended threshold of 625 shares and therefore no shares of common stock remain available to be purchased under the 2017 Repurchase Plan Amendment. On June 24, 2021, our Board authorized a plan to repurchase up to 250 shares of Common Stock in the open market within 24 months at no more than $10 per share (the “2021 Repurchase Plan”). As of December 31, 2021, the Company had reached the threshold of 250 shares and therefore no shares of common stock remain available to be purchased under the 2021 Repurchase Plan Amendment.

ITEM 6           [RESERVED]

ITEM 7           MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the financial condition and results of operations as of and for the years ended December 31, 2021 and 2020 should be read in conjunction with the audited consolidated financial statements and the notes to those statements that are included elsewhere in this Annual Report on Form 10-K. In addition to historical information, the following discussion contains certain forward-looking statements within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. These statements relate to our future plans, objectives, expectations and intentions. These statements may be identified by the use of words such as "may," "could," "believe," "future," "depend," "expect," "will," "result," "can," "remain," "assurance," "subject to," "require," "limit," "impose," "guarantee," "restrict," "continue," "become," "predict," "likely," "opportunities," "effect," "change," "future," "predict," and "estimate," and similar terms or terminology, or the negative of such terms or other comparable terminology. Although we believe the expectations expressed in these forward-looking statements are based on reasonable assumptions within the bounds of our knowledge of our business, our actual results could differ materially from those discussed in these statements. Factors that could contribute to such differences include, but are not limited to, those discussed in the “Risk Factors” section in Part I, Item 1A. We undertake no obligation to update publicly any forward-looking statements for any reason even if new information becomes available or other events occur in the future.

Restatement of Previously Issued Consolidated Financial Statements

During the preparation of our fiscal 2021 consolidated financial statements, we identified a material error in the accounting for our deferred income tax liabilities and goodwill. Specifically, in connection with our 2009 acquisition of Fresh Made, Inc., we did not record a deferred income tax liability and corresponding increase to goodwill related to the difference in the book and income tax bases for the $3.7 million Fresh Made indefinite-lived brand name intangible asset acquired. The error resulted in a $1.18 million understatement of both deferred income tax liabilities and goodwill of as of January 1, 2020. The Restatement had no impact on our Consolidated Statements of Operations, Consolidated Statements of Cash Flows, or Consolidated Statements of Stockholders’ Equity during 2021 and 2020. The impact of the Restatement on periods prior to 2020 had no effect on opening retained earnings as of January 1, 2020.

The accounting adjustments required to correct the error in the consolidated financial statements for the year ended December 31, 2020 as a result of completing the restatement process are described in Note 1 – Basis of presentation - Restatement of Previously Issued Consolidated Financial Statements included in “Part II – Item 8 – Financial Statements and Supplementary Data.” Note 17 – Restatement of previously issued unaudited consolidated financial statements presents the accounting adjustments to correct the error in the quarterly consolidated financial statements for the fiscal quarters in 2020 and 2021.

The accompanying Management’s Discussion and Analysis of Financial Condition and Results for Operation gives effect to the Restatement adjustments made to the previously reported Consolidated Financial Statements for the year ended December 31, 2020.

Recent Developments

COVID-19 Pandemic Impact

In December 2019, COVID-19 was first reported and subsequently characterized by the World Health Organization ("WHO") as a pandemic in March 2020. In an effort to reduce the global transmission of COVID-19, various policies and initiatives have been implemented by governments around the world, including orders to close businesses not deemed "essential", shelter-in-place orders enacted by state and local governments, and the practice of social distancing measures when engaging in essential activities.

During the first quarter of 2020, Management, anticipating the spread of COVID-19 and its effects, implemented a plan to mitigate effects of COVID-19 on supply and transportation of materials used to make and package our products, staffing, and transportation of our products to customers. Management’s proactive planning allowed the Company to avoid disruption to its manufacturing facilities and production, transportation, and sales and to meet the increased demand without delay. The Company has maintained full production capacity available at all locations and does not anticipate manufacturing or staffing disruptions in the near term.

To date, we have seen increased customer and consumer demand for our products. We have not experienced significant supply chain disruptions or labor supply shortages and we have continued to be able to satisfy customer and consumer demand for our products. However, the COVID-19 pandemic, or any future pandemic, may limit the availability of, or increase the cost of, employees, ingredients, packaging and other inputs necessary to produce our products, and our operations may be negatively impacted. In 2021, our costs increased primarily due to inflationary price increases of milk, other ingredients, packaging materials, and freight. However, because of market conditions or for competitive reasons, our pricing actions may sometimes lag input cost changes, or we may not be able to pass along the full effect of increases in raw materials and other input costs as we incur them.

Recently, in 2022, social distancing, shelter-in-place and work-from-home mandates and recommendations have begun to be reduced or eliminated. The increased customer demand for our products as consumers increased their at-home consumption and e-commerce purchasing during the COVID-19 pandemic may change or decrease due to the decrease in social distancing and stay-at-home and work-from-home mandates and recommendations. We are unable to predict the nature and timing of when such change may occur, if at all.

Results of Operations

Comparison of Year Ended December 31, 2021 to Year Ended December 31, 2020 (in 000’s)

	December 31,
	2021		2020
	$	%	$	%

Net sales	119,065	100.0%	102,026	100.0%

Cost of goods sold	87,604	73.6%	72,006	70.6%
Depreciation expense	2,751	2.3%	3,087	3.0%
Total cost of goods sold	90,355	75.9%	75,093	73.6%

Gross profit	28,710	24.1%	26,933	26.4%

Selling expenses	11,097	9.3%	10,197	10.0%
General & administrative expenses	11,611	9.8%	11,661	11.4%
Amortization expense	122	0.1%	152	0.2%
Total operating expenses	22,830	19.2%	22,010	21.6%

Income from operations	5,880	4.9%	4,923	4.8%

Other income (expense):
Interest expense	(116)	(0.1%)	(118)	(0.1%)
Gain on investments	2	0.0%	4	0.0%
Loss on sales or property and equipment	(88)	(0.1%)	(28)	(0.0%)
Other Income, net	(62)	(0.0%)	47	0.0%
Total other income (expense)	(264)	(0.2%)	(95)	(0.1%)

Income before provision for income taxes	5,616	4.7%	4,828	4.7%

Provision for income taxes	2,305	1.9%	1,596	1.6%

Net income	3,311	2.8%	3,232	3.1%

Net Sales

Net sales were $119,065 for the year ended December 31, 2021, an increase of $17,039 or 16.7% versus prior year. The net sales increase was primarily driven by higher volumes of our branded drinkable kefir and, to a lesser extent, the favorable impact of our acquisition of Glen Oaks Farms during the third quarter of 2021. Approximately 11% of the net sales increase results from our acquisition of Glen Oaks Farms during the third quarter of 2021. Approximately 20% of the net sales increase results from the Farmers to Families Food Box program with the USDA, which began during the middle of the first quarter of 2021 and ended during May 2021.

Gross Profit

Gross profit as a percentage of net sales decreased to 24.1% during the year ended December 31, 2021 from 26.4% during the same period in 2020. The decrease versus the prior year was primarily due to the unfavorable impact of milk pricing, and the inflationary price increases of other ingredients, packaging materials, and freight, partially offset by the decrease in depreciation expense and favorable labor efficiency due to increased volumes. We took favorable pricing actions beginning in December 2021 to recover input and freight cost inflation. However, for market conditions or competitive reasons, our pricing actions may also lag input cost changes, or we may not be able to pass along the full effect of increases in raw materials and other input costs as we incur them.

Selling Expenses

Selling expenses increased by $900 to $11,097 during the year ended December 31, 2021 from $10,197 during the same period in 2020. The increase versus prior year is primarily due to increased investment in advertising and marketing programs, partially offset by lower compensation and broker expense.

General and Administrative Expenses

General and administrative expenses decreased $50 to $11,611 during the year ended December 31, 2021 from $11,661 during the same period in 2020. The decrease is primarily a result of lower compensation, related party consulting, and office rent expense, partially offset by higher employee incentive compensation expense.

Provision for Income Taxes

The provision for income taxes includes federal, state and local income taxes. The provision for income taxes was $2,305 and $1,596 during the year ended December 31, 2021 and 2020, respectively.

Our effective income tax rate was 41.0% in 2021 compared to 33.1% in 2020. The statutory Federal and state tax rates remained consistent from 2020 to 2021. The Company has a number of items that are nondeductible or are discrete adjustments to tax expense. The Company consistently reflects non-deductible officer compensation expense, non-deductible compensation expense related to equity incentive awards and separate state tax rates from year to year. Although similar items were reflected in 2021, the percentage effect is different due to the difference in pre-tax income in 2021 compared to 2020.

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

Net Income (Loss)

We reported net income of $3,311 or $0.21 per basic and diluted common share for the year ended December 31, 2021 compared to net income of $3,232 or $0.21 per basic and diluted common share in the same period in 2020.

Liquidity and Capital Resources

Cash Flow

At this time, the COVID-19 pandemic has not materially impacted our operations. We expect to meet our foreseeable liquidity and capital resource requirements, and to ensure the continuation of the Company as a going concern, through anticipated cash flows from operations, our revolving credit facility and cash and cash equivalents. If additional borrowings are needed, approximately $2,223 was available under the Revolving Credit Facility as of December 31, 2021. See Note 7 to our Consolidated Financial Statements for additional information regarding our Revolving Credit Facility. We are in compliance with the terms of the Credit Agreement and expect to meet foreseeable financial requirements. The success of our business and financing strategies will continue to provide us with the financial flexibility to take advantage of various opportunities as they arise. Given the dynamic nature of COVID-19, we will continue to assess our liquidity needs while continuing to manage our discretionary spending and investment strategies.

The ultimate impact that the COVID-19 pandemic or any future pandemic or disease outbreak will have on our business and our consolidated results of operations is uncertain.

Sources and Uses of Cash

Lifeway had a net increase in cash and cash equivalents of $1,307 and $4,090 during the years ended December 31, 2021 and 2020, respectively. The drivers of the year over year change are as follows:

Net cash provided by operating activities was $6,144 in 2021 compared to $6,385 in 2020, a decrease in cash provided of $241. The decrease is primarily due to the change in working capital.

Net cash used in investing activities was $7,722 in 2021 compared to $1,890 in 2020, an increase in cash used of $5,832. The increase reflects the August 2021 acquisition of Glen Oak Farms, Inc. The $5,800 acquisition purchase price was funded through proceeds from our new $5,000 term loan and existing cash. Capital spending was $1,922 in 2021 compared to $1,895 in 2020. Our capital spending is focused in three core areas: growth, cost reduction, and facility improvements. Growth capital spending supports new product innovation and enhancements. Cost reduction and facility improvements support manufacturing efficiency, safety and productivity.

Net cash provided by financing activities was $2,885 during the year ended December 31, 2021 compared to net cash used in financing activities of $405 in the same period in 2020. The increase in net cash provided by financing activities relates to the term loan entered into during August 2021 in connection with the acquisition of Glen Oaks Farms, Inc. See the Debt Obligations section below for further detail.

On June 24, 2021, Lifeway’s Board authorized a plan to repurchase up to 250 shares of Common Stock in the open market within 24 months at no more than $10 per share. We repurchased all 250 shares of common stock at a cost of $1,583 during the three-month period ended September 30, 2021. We intend to hold repurchased shares in treasury for general corporate purposes, including issuances under our 2015 Omnibus Incentive Plan. Treasury shares are accounted for using the cost method.

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

As of December 31, 2021, we had $2,777 outstanding under the Revolving Credit Facility and $4,470 outstanding under the note payable, net of $30 of unamortized deferred financing fees. We had $2,223 available for future borrowings under the Revolving Credit Facility as of December 31, 2021. As amended, all outstanding amounts under the Loans bear interest, at Lifeway’s election, at either the lender Base Rate (the Prime Rate minus 1.00%) or the LIBOR plus 1.95%, payable monthly in arrears. Lifeway is also required to pay a quarterly unused line fee of 0.20% on the Revolving Credit Facility and, in conjunction with the issuance of any letters of credit, a letter of credit fee of 0.20%. The interest rate on debt outstanding under the Loans as of December 31, 2021 was 2.15%.

We are in compliance with all applicable financial debt covenants as of December 31, 2021. See Note 7 to our Consolidated Financial Statements for additional information regarding our indebtedness and related agreements.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet financing arrangements as defined in Item 303(a)(4) of Regulation S-K.

Contractual Obligations

Not applicable.

Critical Accounting Estimates

Critical accounting estimates are those estimates made in accordance with U.S. GAAP that involve a significant level of estimation uncertainty and have had or are reasonably likely to have a material impact on the financial condition or results of operations of the registrant. In many cases, the accounting treatment of a particular transaction is specifically dictated by U.S. GAAP with no need for the application of our judgement. In certain circumstances, the preparation of our Consolidated Financial Statements in conformity with U.S. GAAP requires us to use our judgment to make certain estimates and assumptions. These estimates affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the Consolidated Financial Statements and the reported amounts of net sales and expenses during the reporting period. We believe in the quality and reasonableness of our critical accounting estimates; however, materially different amounts might be reported under different conditions or using assumptions, estimates or making judgments different from those that we have applied. Management has discussed the development and selection of these critical accounting policies, as well as our significant accounting policies (see Note 2 to the Consolidated Financial Statements), with the Audit Committee of our Board of Directors. We have identified the policies described below as our critical accounting policies.

Goodwill and intangible asset valuation

Goodwill totaled $11,704 as of December 31, 2021. The Company completed its annual goodwill impairment analysis as of December 31, 2021. Our assessment did not result in an impairment. Goodwill represents the excess purchase price over the fair value of the net tangible and other identifiable intangible assets acquired. We estimate the fair value of our one reporting unit annually (as of December 31), or more frequently if certain conditions exist, using a combination of the fair values derived from both the income approach and the market approach. Under the income approach, we calculate the fair value of a reporting unit based on the present value of estimated future cash flows. Cash flow projections are based on our estimates of revenue growth rates and operating margins, taking into consideration industry and market conditions. The discount rate used to determine the present value of future cash flows is based on the weighted-average cost of capital adjusted for the relevant risk associated with business-specific characteristics and the uncertainty related to the business's ability to execute on the projected cash flows. The market approach estimates fair value based on market multiples of revenue and earnings derived from comparable publicly-traded companies with similar operating and investment characteristics. The resulting fair value, based on the income and market approaches, is then compared to the carrying value to determine if impairment is necessary.

We reviewed our indefinite lived intangible assets, which consist of brand names totaling $3,700 as of December 31, 2021, using the relief from royalty method. Significant assumptions include the royalty rate, revenue growth rates, and discount rates. Our assumptions were based on historical performance and management estimates of future performance. Our assessment did not result in an impairment in 2021.

Sales discounts & allowance.

We offer various trade promotions and sales incentive programs to customers and consumers. From time to time, we grant certain sales discounts to customers which are classified as a reduction in sales. The measurement and recognition of discounts and allowances involve the use of judgment and our estimates are made based on historical experience and specific customer program accruals. Differences between estimated and actual discount and allowance costs are normally not material and are recognized in earnings in the period such differences are determined. The process for analyzing trade promotion programs could impact our results of operations and trade spending accruals depending on how actual results of the programs compare to original estimates. As of December 31, 2021, we had $1,170 of accrued discounts and allowances.

Share-based compensation.

Certain employees and non-employee directors receive various forms of share-based payment awards and we recognize compensation expense for these awards based on their grant date fair values. The fair values of stock option awards are estimated on the grant date using the Black-Scholes option pricing model, which incorporates certain assumptions regarding the expected term of an award and expected stock price volatility. The expected term is determined under the simplified method, using an average of the contractual term and vesting period of the stock options. The expected volatility is based on the historic volatility of our common stock. We do not estimate forfeitures in measuring the grant date fair value, but rather account for forfeitures as they occur. Key assumptions are described in further detail in Note 11 to our consolidated financial statements. No stock options were issued during 2021 or 2020.

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

Recent Accounting Pronouncements.

See Note 2, Summary of Significant Accounting Policies, in the Notes to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K for information regarding recent accounting pronouncements.

ITEM 7A        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

ITEM 8           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and

Stockholders of Lifeway Foods, Inc. and Subsidiaries:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Lifeway Foods, Inc. and Subsidiaries (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Restatement of the 2020 Financial Statements

As discussed in Note 1, the 2020 financial statements have been restated to correct a misstatement.

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

/s/ Mayer Hoffman McCann P.C.

We have served as the Company's auditor since 2015

Chicago, Illinois

July 21, 2022

LIFEWAY FOODS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

December 31, 2021 and 2020

(In thousands)

	December 31,
	2021	2020 (As Restated)
Current assets
Cash and cash equivalents	$9,233	$7,926
Accounts receivable, net of allowance for doubtful accounts and discounts & allowances of $1,170 and $1,350 at December 31, 2021 and 2020, respectively	9,930	8,002
Inventories, net	8,285	6,930
Prepaid expenses and other current assets	1,254	1,163
Refundable income taxes	344	31
Total current assets	29,046	24,052

Property, plant and equipment, net	20,130	21,048
Operating lease right-of use asset	216	345

Intangible assets
Goodwill and indefinite-lived intangibles	15,404	14,004
Other intangible assets, net	4,278	–
Total intangible assets	19,682	14,004

Other Assets	1,800	1,800
Total assets	$70,874	$61,249

Current liabilities
Current portion of note payable	$1,000	$–
Accounts payable	6,614	5,592
Accrued expenses	3,724	2,196
Accrued income taxes	725	653
Total current liabilities	12,063	8,441
Line of credit	2,777	2,768
Note Payable	3,470	–
Operating lease liabilities	85	165
Deferred income taxes, net	3,201	2,944
Other long-term liabilities	147	77
Total liabilities	21,743	14,395

Commitments and contingencies	–	–

Stockholders’ equity
Preferred stock, no par value; 2,500 shares authorized; none issued	–	–
Common stock, no par value; 40,000 shares authorized; 17,274 shares issued; 15,435 and 15,604 shares outstanding at 2021 and 2020	6,509	6,509
Paid-in capital	2,552	2,600
Treasury stock, at cost	(13,436)	(12,450)
Retained earnings	53,506	50,195
Total stockholders’ equity	49,131	46,854

Total liabilities and stockholders’ equity	$70,874	$61,249

See accompanying notes to consolidated financial statements

LIFEWAY FOODS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

For the Years Ended December 31, 2021 and 2020

(In thousands, except per share data)

	2021	2020 (As Restated)

Net sales	$119,065	$102,026

Cost of goods sold	87,604	72,006
Depreciation expense	2,751	3,087
Total cost of goods sold	90,355	75,093

Gross profit	28,710	26,933

Selling expenses	11,097	10,197
General and administrative	11,611	11,661
Amortization expense	122	152
Total operating expenses	22,830	22,010

Income from operations	5,880	4,923

Other income (expense):
Interest expense	(116)	(118)
Realized gain on investments, net	2	4
Loss on sale of property and equipment	(88)	(28)
Other (expense) income	(62)	47
Total other income (expense)	(264)	(95)

Income before provision for income taxes	5,616	4,828

Provision for income taxes	2,305	1,596

Net income	$3,311	$3,232

Basic earnings per common share	$0.21	$0.21

Diluted earnings per common share	$0.21	$0.21

Weighted average number of shares outstanding - Basic	15,537	15,597

Weighted average number of shares outstanding - Diluted	15,773	15,766

See accompanying notes to consolidated financial statements

LIFEWAY FOODS, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

For the Years Ended December 31, 2021 and 2020

(In thousands)

	Common Stock
	Issued		In treasury		Paid-In	Retained	Total
	Shares	$	Shares	$	Capital	Earnings	Equity

Balance, January 1, 2020 (As Restated)	17,274	$6,509	(1,564)	$(12,601)	$2,380	$46,963	$43,251

Cumulative impact of change in accounting principles, net of tax	–	–	–	–	–	–	–

Treasury stock purchased	–	–	(179)	(405)	–	–	(405)

Issuance of common stock in connection with stock-based compensation	–	–	74	556	(62)	–	494

Stock-based compensation	–	–	–	–	282	–	282

Net income	–	–	–	–	–	3,232	3,232

Balance, December 31, 2020	17,274	$6,509	(1,669)	$(12,450)	$2,600	$50,195	$46,854

Treasury stock purchased	–	–	(250)	(1,583)	–	–	(1,583)

Issuance of common stock in connection with stock-based compensation	–	–	80	597	(721)	–	(124)

Stock-based compensation	–	–	–	–	673	–	673

Net Income	–	–	–	–	–	3,311	3,311

Balance, December 31, 2021	17,274	$6,509	(1,839)	$(13,436)	$2,552	$53,506	$49,131

See accompanying notes to consolidated financial statements

LIFEWAY FOODS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2021 and 2020

(In thousands)

	2021	2020 (As Restated)

Cash flows from operating activities:
Net income	$3,311	$3,232
Adjustments to reconcile net income to operating cash flow:
Depreciation and amortization	2,873	3,239
Non-cash interest expense	11	23
Non-cash rent expense	1	(37)
Bad debt expense	2	(6)
Deferred Revenue	(30)	(91)
Stock-based compensation	1,144	393
Deferred income taxes	257	841
Loss on sale of property and equipment	88	28
(Increase) decrease in operating assets:
Accounts receivable	(1,931)	(1,304)
Inventories	(1,356)	(538)
Refundable income taxes	(313)	649
Prepaid expenses and other current assets	(91)	423
Increase (decrease) in operating liabilities:
Accounts payable	1,022	311
Accrued expenses	504	(1,278)
Operating lease asset amortization/liability	–	–
Accrued income taxes	72	500
Net cash provided by operating activities	5,564	6,385

Cash flows from investing activities:
Purchases of property and equipment	(1,922)	(1,895)
Proceeds from sale of property and equipment	–	5
Acquisition, net of cash acquired	(5,220)	–
Net cash used in investing activities	(7,142)	(1,890)

Cash flows from financing activities:
Purchase of treasury stock	(1,583)	(405)
Payment of deferred financing cost	(32)	–
Proceeds from note payable	5,000	–
Repayment of note payable	(500)	–
Net cash provided by (used in) financing activities	2,885	(405)

Net increase in cash and cash equivalents	1,307	4,090
Cash and cash equivalents at the beginning of the period	7,926	3,836
Cash and cash equivalents at the end of the period	$9,233	$7,926

Supplemental cash flow information:
Cash paid for income taxes, net of (refunds)	$2,288	$(426)
Cash paid for interest	$102	$99
Non-cash investing activities
Increase (decrease) in right-of-use assets and operating lease obligations	$45	$(44)
Business acquisition escrow payable	$580	$–
Non-cash financing activities
Issuance of common stock under equity incentive plans	$–	$522

See accompanying notes to consolidated financial statements

LIFEWAY FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2021 and 2020

(In thousands)

Note 1 – Basis of presentation

The consolidated financial statements and accompanying notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The consolidated financial statements include all of the assets, liabilities and results of operations of Lifeway’s wholly owned subsidiaries (collectively “Lifeway” or the “Company”). All inter-company balances and transactions have been eliminated in the consolidated financial statements.

Restatement of Previously Issued Consolidated Financial Statements

Lifeway has restated herein its consolidated financial statements as of and for the year ended December 31, 2020. In addition, the Company has restated its unaudited quarterly consolidated financial statements for the first three quarters of the years ended December 31, 2020 and 2021, as presented in Note 17 – Correction of previously issued unaudited consolidated financial statements. Lifeway has also restated impacted amounts within the notes to the consolidated financial statements, as applicable.

Restatement Background

During the preparation of the fiscal 2021 consolidated financial statements, the Company identified an error in the accounting for its deferred income tax liabilities and goodwill. Specifically, in connection with its 2009 acquisition of Fresh Made, Inc., the Company did not record a deferred income tax liability and corresponding increase to goodwill related to the difference in the book and income tax bases for the $3,700 Fresh Made indefinite-lived brand name intangible asset acquired. The error resulted in a $1,180 understatement- of both deferred income tax liabilities and goodwill of as of January 1, 2020. The Restatement had no impact on the Company’s Consolidated Statements of Operations, Consolidated Statements of Cash Flows, or Consolidated Statements of Stockholders’ Equity during 2021 and 2020. The impact of the Restatement on periods prior to 2020 had no effect on opening retained earnings as of January 1, 2020.

The following table summarizes the impact of the restatement adjustments on the Consolidated Balance Sheet for the year ended December 31, 2020.

	December 31, 2020
	As Previously Reported	Restatement Adjustment	As Restated
Current assets
Cash and cash equivalents	$7,926	$–	$7,926
Accounts receivable, net of allowance for doubtful accounts and discounts & allowances of $1,350 at December 31, 2020	8,002	–	8,002
Inventories, net	6,930	–	6,930
Prepaid expenses and other current assets	1,163	–	1,163
Refundable income taxes	31	–	31
Total current assets	24,052	–	24,052

Property, plant and equipment, net	21,048	–	21,048
Operating lease right-of use asset	345	–	345

Intangible assets
Goodwill and indefinite-lived intangibles	12,824	1,180	14,004
Other intangible assets, net	–	–	–
Total intangible assets	12,824	1,180	14,004

Other Assets	1,800	–	1,800
Total assets	$60,069	$1,180	$61,249

Current liabilities
Accounts payable	$5,592	–	$5,592
Accrued expenses	2,196	–	2,196
Accrued income taxes	653	–	653
Total current liabilities	8,441	–	8,441
Line of credit	2,768	–	2,768
Operating lease liabilities	165	–	165
Deferred income taxes, net	1,764	1,180	2,944
Other long-term liabilities	77	–	77
Total liabilities	13,215	1,180	14,395

Commitments and contingencies	–	–	–

Stockholders’ equity
Preferred stock, no par value; 2,500 shares authorized; none issued	–	–	–
Common stock, no par value; 40,000 shares authorized; 17,274 shares issued; 15,604 shares outstanding at 2020	6,509	–	6,509
Paid-in capital	2,600	–	2,600
Treasury stock, at cost	(12,450)	–	(12,450)
Retained earnings	50,195	–	50,195
Total stockholders’ equity	46,854	–	46,854

Total liabilities and stockholders’ equity	$60,069	$1,180	$61,249

Note 2 – Summary of significant accounting policies

Use of estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to use judgement to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of net sales and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates made in preparing the consolidated financial statements include the reserve for promotional allowances, the valuation of goodwill and intangible assets, stock-based and incentive compensation, and deferred income taxes.

During the fourth quarter of 2021, the Company completed an assessment of the useful life of its indefinite-lived brand name intangible asset and determined that it should adjust the estimated useful life from an indefinite length to 15 years. The change in accounting estimate will be effective January 1, 2022, at which time the Company will begin amortizing the asset over 15 years. The future amortization expense is included in the five-year intangible asset amortization table in Note 5 – Goodwill and Intangible Assets.

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

Lifeway from time to time may have bank deposits in excess of insurance limits of the Federal Deposit Insurance Corporation. The Company places its cash and cash equivalents with high credit quality financial institutions. Lifeway has not experienced any losses in such accounts and believes the financial risks associated with these financial instruments are minimal.

The Company has $580 of restricted cash which is included in cash and cash equivalents as of December 31, 2021. The restricted cash balance represents escrow funds deposited by Lifeway in connection with the September 18, 2021 acquisition of certain assets of Glen Oaks Farms, Inc. The funds are security for the liability and indemnity obligations of seller as defined under the asset purchase agreement. The funds will remain in escrow for twelve months from the acquisition closing date, at which time the funds, less any amounts for outstanding seller obligations, will be remitted to the sellers.

Revenue Recognition

Lifeway sells food and beverage products across select product categories to customers predominantly within the United States (see Note 12 - Segments, Products and Customers). The Company also sells bulk cream, a byproduct of its fluid milk manufacturing process. In accordance with ASC 606, Revenue from Contracts with Customers, Lifeway recognizes revenue when control over the products transfers to its customers, which generally occurs upon delivery to its customers or their common carriers. The amount of revenue recognized reflects the consideration to which the Company expects to be entitled to receive in exchange for these goods or services, using the five-step method required by ASC 606.

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

Lifeway accounts for product shipping and handling as fulfillment activities with revenues for these activities recorded within net revenue and costs recorded within cost of goods sold. Any taxes collected on behalf of government authorities are excluded from net revenues.

Variable consideration, which typically includes volume-based rebates, known or expected pricing or revenue adjustments, such as trade discounts, allowances for non-saleable products, product returns, trade incentives and coupon redemption, is estimated utilizing the most likely amount method.

Key sales terms, such as pricing and quantities ordered, are established on a frequent basis such that most customer arrangements and related incentives have a one year or shorter duration. As such, the Company does not capitalize contract inception costs and it capitalizes product fulfillment costs in accordance with U.S. GAAP and its inventory policies. Lifeway does not have any significant deferred revenue or unbilled receivables at the end of a period. It generally does not receive noncash consideration for the sale of goods, nor does it grant payment financing terms greater than one year.

Accounts Receivable

Lifeway provides credit terms to customers in-line with industry standards and maintain allowances for potential credit losses based on historical experience. Customer balances are written off after all collection efforts are exhausted. Estimated product returns, which have not been material, are deducted from sales at the time of revenue recognition. The Company does not charge interest on past due accounts receivable.

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

Property, plant and equipment

Property, plant and equipment are recorded at cost. Depreciation and amortization are calculated using the straight-line method over the estimated useful lives of the assets as follows:

Asset	Useful Life
Buildings and improvements	10 – 39 years
Machinery and equipment	5 – 12 years
Office equipment	3 – 7 years
Vehicles	5 years
Leasehold improvements	Shorter of expected useful life or lease term

The Company performs impairment tests when circumstances indicate that the carrying value of an asset may not be recoverable. Expenditures for repairs and maintenance, which do not improve or extend the life of the assets, are expensed as incurred.

Intangible Assets

Goodwill and indefinite-lived intangible assets

Goodwill represents the excess purchase price over the fair value of the net tangible and other identifiable intangible assets acquired. Lifeway estimates the fair value of its one reporting unit annually (as of December 31), or more frequently if certain conditions exist, using a combination of the fair values derived from both the income approach and the market approach. Under the income approach, it calculates the fair value of a reporting unit based on the present value of estimated future cash flows. Cash flow projections are based on the Company’s estimates of revenue growth rates and operating margins, taking into consideration industry and market conditions. The discount rate used to determine the present value of future cash flows is based on the weighted-average cost of capital adjusted for the relevant risk associated with business-specific characteristics and the uncertainty related to the business's ability to execute on the projected cash flows. The market approach estimates fair value based on market multiples of revenue and earnings derived from comparable publicly traded companies with similar operating and investment characteristics. The resulting fair value, based on the income and market approaches, is then compared to the carrying value to determine if impairment is necessary.

Lifeway assesses whether indefinite-lived intangible asset impairment exists using both qualitative and quantitative assessments annually in the fourth quarter or more frequently, if certain conditions exist. The qualitative assessment involves determining whether events or circumstances exist that indicate it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount. If, based on this qualitative assessment, the Company determines it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount or if it elects not to perform a qualitative assessment, a quantitative assessment is performed to determine whether an indefinite-lived intangible asset impairment exists. Lifeway tests the indefinite-lived intangible assets for impairment by comparing the carrying value to the fair value based on current revenue projections of the related operations, under the relief from royalty method. Any excess of the carrying value over the amount of fair value is recognized as an impairment. Any such impairment would be recognized in full in the reporting period in which it has been identified.

Definite lived intangible assets

Intangible assets acquired in a business combination are recorded at their estimated fair values at the date of acquisition. Identifiable intangible assets with finite lives are amortized over their estimate useful lives as follows:

Asset	Useful Life
Recipes	4 years
Brand names	8-15 years
Formula	10 years
Customer lists	5-10 years
Customer relationships	15 years

All amortization expense related to intangible assets is recorded in Amortization expense in the consolidated statements of operations.

Amortizable intangible assets are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Lifeway conducts more frequent impairment assessments if certain conditions exist, such as a change in the competitive landscape, any internal decisions to pursue new or different strategies, a loss of a significant customer, or a significant change in the market place including changes in the prices paid for its products or changes in the size of the market for its products. If an evaluation of the undiscounted cash flows indicates impairment, the asset is written down to its estimated fair value, which is generally based on discounted future cash flows. If the estimated remaining useful life of an intangible asset is changed, the remaining carrying amount of the intangible asset is amortized prospectively over the revised remaining useful life.

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

The Company records its investments in equity securities without a readily determinable fair value at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. As of December 31, 2021, and 2020, the Company has one investment without a readily determinable fair value which is recorded at $1,800 in other assets on the consolidated balance sheet.  The investment cost of $1,800 includes a cumulative unrealized gain of $1,731 resulting from an observable price change in 2019.  There were no upward or downward adjustments to the investment cost during 2021 or 2020.

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

Lifeway analyzes filing positions in all the federal and state jurisdictions where it is required to file income tax returns, as well as all open tax years in these jurisdictions. The Company recognizes the income tax benefit from an uncertain tax position when it is more likely than not that, based on technical merits, the position will be sustained upon examination, including resolutions of any related appeals or litigation processes. It applies a more likely than not threshold to the recognition and derecognition of uncertain tax positions. Accordingly, Lifeway recognizes the amount of tax benefit that has a greater than 50% likelihood of being ultimately realized upon settlement. Future changes in judgment related to the expected ultimate resolution of uncertain tax positions will affect earnings in the period of such change. For those income tax positions where it is not more likely than not that a tax benefit will be sustained, no tax benefit has been recognized in the financial statements. The total amount of unrecognized tax benefits can change due to audit settlements, tax examination activities, statute expirations and the recognition and measurement criteria under accounting for uncertainty in income taxes. Lifeway recognizes penalties and interest related to unrecognized tax benefits in the provision (benefit) for income taxes in the consolidated statements of operations.

Share-based compensation

Share-based compensation expense is recognized for equity awards over the vesting period based on their grant date fair value. The fair value of restricted stock awards is equal to the closing price of Lifeway’s stock on the date of grant. The Company does not estimate forfeitures in measuring the grant date fair value, but rather account for forfeitures as they occur. The Company issues share based equity awards from treasury shares.

Treasury stock

Treasury stock is recorded using the cost method.

Advertising costs

Advertising costs are expensed as incurred and reported in Selling expense in the Company’s consolidated statements of operations. Expenditures totaled $3,267 and $2,407 for the years ended December 31, 2021 and 2020, respectively.

Earnings (loss) per common share

Basic earnings (loss) per common share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares issued and outstanding during the reporting period. Diluted earnings (loss) per common share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares issued and outstanding and the effect of all dilutive common stock equivalents related to the Company’s outstanding stock-based compensation awards outstanding during the reporting period. For the years ended December 31, 2021 and 2020, there were 236 and 169 common stock equivalents outstanding, respectively.

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

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The new guidance provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. The guidance will be effective prospectively as of March 12, 2020 through December 31, 2022 and interim periods within those fiscal years. Management is currently evaluating the impact that the new guidance will have on the consolidated financial statements.

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

Note 3 – Inventories, net

	December 31,
	2021	2020
Ingredients	$2,279	$1,725
Packaging	2,723	2,234
Finished goods	3,283	2,971
Total inventories, net	$8,285	$6,930

Note 4 – Property, Plant and Equipment, net

	December 31,
	2021	2020
Land	$1,565	$1,565
Buildings and improvements	17,920	17,834
Machinery and equipment	32,073	31,707
Vehicles	640	778
Office equipment	900	857
Construction in process	417	228
	53,515	52,969
Less accumulated depreciation	(33,385)	(31,921)
Total property, plant and equipment, net	$20,130	$21,048

Note 5 – Goodwill and Intangible Assets

Prior year amounts have been restated to reflect the correction of errors discussed in Note 1 – Basis of presentation. Changes in the carrying amount of goodwill and indefinite-lived intangible assets for the years ended December 31, 2021 and 2020 are as follows:

	Goodwill	Brand Names	Total

Balance at December 31, 2020, before accumulated impairment loses (As Restated)	$11,548	$3,700	$15,248
Accumulated impairment loses	(1,244)	–	(1,244)
Balance at December 31, 2020 (As Restated)	10,304	3,700	14,004
Acquisition (1)	1,400	–	1,400
Balance at December 31, 2021	$11,704	$3,700	$15,404

____________

(1)	Refer to Note 16 for additional information regarding acquisition-related adjustments to goodwill

Goodwill

The Company performed the annual impairment assessment of goodwill for its single reporting unit as of December 31, 2021 and 2020, noting no impairment loss. Considerable management judgment is necessary to evaluate goodwill for impairment. Lifeway estimates fair value using widely accepted valuation techniques including discounted cash flows and market multiples analysis with respect to its single reporting unit. These valuation approaches are dependent upon a number of factors, including estimates of future growth rates, its cost of capital, capital expenditures, income tax rates, and other variables. Assumptions used in the Company’s valuations were consistent with its internal projections and operating plans. Lifeway’s discounted cash flows forecast could be negatively impacted by a change in the competitive landscape, any internal decisions to pursue new or different strategies, a loss of a significant customer, or a significant change in the market place including changes in the prices paid for its products or changes in the size of the market for its products. Additionally, under the market approach analysis, the Company used significant other observable inputs including various guideline company comparisons. Lifeway bases its fair value estimates on assumptions it believes to be reasonable, but which are unpredictable and inherently uncertain. Changes in these estimates or assumptions could materially affect the determination of fair value and the conclusions of the quantitative goodwill test for the Company’s one reporting unit.

Indefinite-lived Intangible Assets

The Company performed the annual impairment assessment on the indefinite-lived intangible asset as of December 31, 2021 and 2020, resulting in no impairment losses.

During the fourth quarter of 2021, the Company completed an assessment of the useful life of its indefinite-lived brand name intangible asset and determined it should adjust the estimated useful life from indefinite to 15 years. The change in accounting estimate will be effective January 1, 2022, at which time the Company will begin amortizing the asset over 15 years. The future amortization expense is included in the five-year intangible asset amortization table in the finite-lived intangible asset section below.

Finite-lived Intangible Assets

The gross carrying amounts and accumulated amortization of finite-lived intangible assets consisted of the following:

	December 31, 2021			December 31, 2020
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Recipes	$44	$(44)	$–	$44	$(44)	$–
Customer lists and other customer related intangibles	4,529	(4,529)	–	4,529	(4,529)	–
Customer relationship	3,385	(1,052)	2,333	985	(985)	–
Brand names	4,248	(2,303)	1,945	2,248	(2,248)	–
Formula	438	(438)	–	438	(438)	–
Total finite lived intangible assets	$12,644	$(8,366)	$4,278	$8,244	$(8,244)	$–

Estimated amortization expense on intangible assets for the next five years is as follows:

Year	Amortization
2022	$540
2023	$540
2024	$540
2025	$540
2026	$540

Note 6 – Accrued Expenses

Accrued expenses consist of:

	December 31,
	2021	2020
Payroll and incentive compensation	$2,951	$1,366
Real estate taxes	359	341
Current portion of operating lease liabilities	131	179
Other	283	310
Total accrued expenses	$3,724	$2,196

Note 7 – Debt

	December 31,
	2021	2020
Term loan due August 2026. Interest (2.15% at December 31, 2021) payable monthly.	$4,500	$–
Unamortized deferred financing costs	(30)	–
Total note payable	4,470	–
Less current portion	(1,000)	–
Total long-term portion	$3,470	$–

The scheduled maturities of the term loan, excluding deferred financing costs, at December 31, 2021 are as follows:

2022	$1,000
2023	1,000
2024	1,000
2025	1,000
2026	500
Total term loan	$4,500

Credit Agreement

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

On August 18, 2021, Lifeway entered into the Fourth Modification (the “Fourth Modification”) to the Amended and Restated Loan and Security Agreement (as amended and modified from time to time, the “Credit Agreement” and, as amended and modified by the Fourth Modification, the “Modified Credit Agreement”) with its existing lender and certain of its subsidiaries. The Fourth Modification amends the Credit Agreement to provide for, among other things, a $5 million term loan by the existing lender to the borrowers to be repaid in quarterly installments of principal and interest payable monthly over a term of five years (the “Term Loan”). The termination date of the Term Loan is August 18, 2026, unless earlier terminated.

As amended, all outstanding amounts under the revolving line of credit and term loan bear interest, at Lifeway’s election, at either the lender Base Rate (the Prime Rate minus 1.00%) or the LIBOR plus 1.95%, payable monthly in arrears. Lifeway is also required to pay a quarterly unused revolving line of credit fee of 0.20% and, in conjunction with the issuance of any letters of credit, a letter of credit fee of 0.20%. There were no letters of credit issued or outstanding as of December 31, 2021.

Except as described above, as amended, the Modified Credit Agreement remains substantively unchanged and in full force and effect, including customary representations, warranties, and covenants on the part of Lifeway, including financial covenants requiring us to maintain a fixed charge coverage ratio of no less than 1.25 to 1.00 each of the fiscal quarters ending through the expiration date. The Modified Credit Agreement continues to provide for events of default, including failure to repay principal and interest when due and failure to perform or violation of the provisions or covenants of the agreement, as a result of which amounts due under the Modified Credit Agreement may be accelerated. The loans and all other amounts due and owed under the Credit Agreement and related documents are secured by substantially all of the Company’s assets.

Lifeway was in compliance with the fixed charge coverage ratio and minimum working capital covenants at December 31, 2021.

Revolving Credit Facility

As of December 31, 2021, the Company had $2,777 outstanding under the Revolving Credit Facility. Lifeway had $2,223 available for future borrowings under the Revolving Credit Facility as of December 31, 2021. Lifeway’s interest rate on debt outstanding under the Revolving Credit Facility as of December 31, 2021 was 2.15%.

Deferred Financing Costs

As of December 31, 2021, net unamortized deferred financing costs of $30 related to the term loan were included as a direct deduction from outstanding long-term debt.

Note 8 – Leases

Lifeway had operating leases for two retail stores for its Lifeway Kefir Shop subsidiary which included fixed base rent payments as well as variable rent payments to reimburse the landlord for operating expenses and taxes. The Company terminated the operating leases during 2021. The Company terminated its office space leases in September 2020. The Company also leases certain machinery and equipment with fixed base rent payments and variable costs based on usage. Remaining lease terms for these leases range from less than one year to five years. Some of its leases include options to extend the leases for up to five years and have been included in its calculation of the right-of-use asset and lease liabilities. Lifeway includes only fixed payments for lease components in the measurement of the right-of-use asset and lease liability. Variable lease payments are those that vary because of changes in facts or circumstances occurring after the commencement date, other than the passage of time. There are no residual value guarantees. Lifeway does not currently have leases which meet the finance lease classification as defined under ASC 842.

The Company does not record leases with an initial term of 12 months or less on the balance sheet. Expense for these short-term leases is recorded on a straight-line basis over the lease term. Total lease expense was $304 and $440 (including short term leases) for the years ended December 31, 2021 and 2020, respectively.

Lifeway treats contracts as a lease when the contract conveys the right to use a physically distinct asset for a period of time in exchange for consideration, it directs the use of the asset and obtain substantially all the economic benefits of the asset.

Right-of-use assets and lease liabilities are measured and recognized based on the present value of the future minimum lease payments over the lease term at the commencement date. Lifeway has elected the practical expedient to combine lease and non-lease components into a single component for all of its leases. For many of its leases such as real estate leases, the Company is unable to determine an implicit rate; therefore, it uses its incremental borrowing rate based on the information available at the commencement date in determining the present value of future payments for those leases. Lifeway includes options to extend or terminate the lease in the measurement of the right-of-use asset and lease liability when it is reasonably certain that it will exercise such options. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term.

Future maturities of lease liabilities were as follows:

Year	Operating Leases
2022	$149
2023	47
2024	30
2025	18
Thereafter	6
Total lease payments	250
Less: Interest	(34)
Present value of lease liabilities	$216

The weighted-average remaining lease term for its operating leases was 2.4 years as of December 31, 2021. The weighted average discount rate of its operating leases was 12.60% as of December 31, 2021. Cash paid for amounts included in the measurement of lease liabilities was $198 for the year ended December 31, 2021.

Note 9 – Commitments and Contingencies

Litigation

Lifeway is engaged in various legal actions, claims, audits, and proceedings arising in the normal course of business, including commercial disputes, product liabilities, intellectual property matters and employment-related matters resulting from its business activities.

Lifeway records accruals for outstanding legal matters when it believes it is probable that a loss will be incurred, and the amount of such loss can be reasonably estimated. The Company evaluates, on a periodic basis, developments in legal matters that could affect the amount of any accrual and developments that would make a loss contingency both probable and reasonably estimable. If a loss contingency is not both probable and estimable, it does not establish an accrued liability. Currently, none of its accruals for outstanding legal matters are material individually or in the aggregate to its financial position and it is management’s opinion that the ultimate resolution of these outstanding legal matters will not have a material adverse effect on its business, financial condition, results of operations, or cash flows. However, if the Company is ultimately required to make payments in connection with an adverse outcome, it is possible that such contingency could have a material adverse effect on the Company’s business, financial condition, results of operations or cash flows.

Lifeway’s contingencies are subject to substantial uncertainties, including for each such contingency the following, among other factors: (i) the procedural status of the case; (ii) whether the case has or may be certified as a class action suit; (iii) the outcome of preliminary motions; (iv) the impact of discovery; (v) whether there are significant factual issues to be determined or resolved; (vi) whether the proceedings involve a large number of parties and/or parties and claims in multiple jurisdictions or jurisdictions in which the relevant laws are complex or unclear; (vii) the extent of potential damages, which are often unspecified or indeterminate; and (viii) the status of settlement discussions, if any, and the settlement posture of the parties. Consequently, Lifeway cannot predict with any reasonable certainty the timing or outcome of such contingencies, and it is unable to estimate a possible loss or range of loss.

Note 10 – Income taxes

The provision for income taxes consists of the following:

	For the Years Ended December 31,
	2021	2020
Current:
Federal	$1,097	$398
State and local	951	357
Total current	2,048	755
Deferred	257	841
Provision for income taxes	$2,305	$1,596

The following is a reconciliation of income tax expense computed at the U.S. federal statutory tax rate to income tax expense reported in the consolidated statement of operations:

	2021		2020
	Amount	Percentage	Amount	Percentage
Federal income tax at statutory rate	$1,179	21.0%	$1,015	21.0%
State and local tax, net	440	7.8%	428	8.9%
Other permanent differences	6	0.1%	12	0.3%
Section 162m	206	3.7%	296	6.1%
Stock based compensation	100	1.8%	157	3.2%
Uncertain tax positions	218	3.9%	(43)	(0.9%)
Change in tax rates	198	3.4%	(245)	(5.0%)
Other	(42)	(0.7%)	(24)	(0.5%)
Provision for income taxes	$2,305	41.0%	$1,596	33.1%

Prior year amounts have been restated to reflect the correction of errors discussed in Note 1 – Basis of presentation. The tax effects of temporary differences giving rise to deferred income tax assets and liabilities were:

	December 31,
	2021	2020 (As Restated)
Deferred tax liabilities attributable to:
Accumulated depreciation and amortization	$(3,401)	$(3,281)
Unrealized gains	(473)	(467)
Total deferred tax liabilities	(3,874)	(3,748)
Deferred tax assets attributable to:
Net operating losses	6	6
Accrued compensation	170	149
Incentive compensation	164	168
Inventory	324	323
Allowances for doubtful accounts and discounts	5	109
Deferred revenue	10	15
Other	(6)	34
Total net deferred tax assets	673	804
Net deferred tax liabilities	$(3,201)	$(2,944)

The following table details the Company's tax attributes related to net operating losses for which it has recorded deferred tax assets.

Tax Attributes	Gross Amount	Net Amount	Expiration Years
State net operating losses	$116	$6	2035
		$6

During the year, the Company recorded adjustments to its unrecognized tax benefits. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2021	2020
Balance at January 1	$95	$142
Additions based on tax positions of prior years	301	–
Reduction for tax positions of prior years	–	(47)
Balance at December 31	$396	$95

Lifeway is subject to U.S. federal income tax as well as income tax in multiple state and city jurisdictions. With limited exceptions, Lifeway’s calendar year 2018 and subsequent federal and state tax years remain open by statute. The amount of unrecognized tax benefits that, if recognized, would impact the annual effective tax rate was not significant as of December 31, 2021. The annual effective tax rate would have decreased by 3.9% as of December 31, 2021 if the unrecognized tax benefits were recognized.

The amount of interest and penalties recognized in the consolidated statements of operations was $0 and $(16) during 2021 and 2020, respectively. The amount of accrued interest and penalties recognized in the consolidated balance sheets was $0 and $44 at December 31, 2021 and 2020, respectively.

Note 11 – Stock-based and Other Compensation

In December 2015, Lifeway stockholders approved the 2015 Omnibus Incentive Plan, which authorized the issuance of an aggregate of 3.5 million shares to satisfy awards of stock options, stock appreciation rights, unrestricted stock, restricted stock, restricted stock units, performance shares and performance units to qualifying employees. Under the Plan, the Board or its Audit and Corporate Governance Committee approves stock awards to executive officers and certain senior executives, generally in the form of restricted stock or performance shares. The number of performance shares that participants may earn depends on the extent to which the corresponding performance goals have been achieved. Stock awards generally vest over a three-year performance or service period. On December 31, 2021, 3.281 million shares remain available under the 2015 Omnibus Incentive Plan. While the Company plans to continue to issue awards pursuant to the Plan at least annually, it may choose to suspend the issuance of new awards in the future and may grant additional awards at any time including issuing special grants of restricted stock, restricted stock units, and stock options to attract and retain new and existing executives.

Stock Options

The following table summarizes stock option activity during the year ended December 31, 2021:

	Options	Weighted average exercise price	Weighted average remaining contractual life	Aggregate intrinsic value

Outstanding at December 31, 2020	41	$10.42	5.22	$–
Granted	–	–	–
Exercised	–	–	–	–
Forfeited	–	–	–	–
Outstanding at December 31, 2021	41	$10.42	4.22	$–
Exercisable at December 31, 2021	41	$10.42	4.22	$–

As of December 31, 2019, all outstanding options were vested and there was no remaining unearned compensation expense.

Lifeway measures the fair value of stock options using the Black-Scholes option pricing model. The expected term of options granted was based on the weighted average time of vesting and the end of the contractual term. The Company utilized this simplified method as it did not have sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected term.

Restricted Stock Awards

A Restricted Stock Award (“RSA”) represents the right to receive one share of common stock in the future. RSAs have no exercise price. The grant date fair value of the awards is equal to the Company’s closing stock price on the grant date. The following table summarizes RSA activity during the year ended December 31, 2021.

RSA’s

Outstanding at December 31, 2020	78
Granted	60
Shares issued upon vesting	(44)
Forfeited	–
Outstanding at December 31, 2021	94
Weighted average grant date fair value per share outstanding	$4.50

Lifeway expenses RSAs over the service period. For the years ended December 31, 2021 and 2020 total stock-based compensation expense recognized in the consolidated statements of operations was $264 and $83, respectively. For the years ended December 31, 2021 and 2020 tax-related benefits of $76 and $22, respectively, were also recognized. As of December 31, 2021, the total remaining unearned compensation related to non-vested RSAs was $198, which is expected to be amortized over the weighted-average remaining service period of 1.25 years.

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

2017 Plan

Under the 2017 Plan, collectively the participants had the opportunity to earn cash and equity-based incentive compensation in amounts ranging from $0 to $11,025 depending on Lifeway’s performance levels compared to the respective targets and the participants performance compared to their individual objectives. The equity portion of the incentive compensation is payable in restricted stock that vests one-third in each of the three years from the 2017 grant dates. For the years ended December 31, 2021 and 2020, $0 and $49 was expensed as stock-based compensation expense in the consolidated statements of operations, respectively. As of December 31, 2021, there was no remaining expense.

2019 Plan

Under the 2019 Plan, collectively the participants can earn equity-based incentive compensation in amounts ranging from $0 to $1,776 depending on Lifeway’s performance levels compared to the respective targets. The equity-based incentive compensation is payable in restricted stock that vests 50% of unvested shares in year one, 50% of unvested shares in year two, and 100% of remaining unvested shares in year three from the 2019 grant date. For the years ended December 31, 2021 and 2020, $145 and $112 was expensed under the 2019 Plan as stock-based compensation expense in the consolidated statements of operations, respectively. As of December 31, 2021, there was no remaining expense.

2019 Retention Award

During 2019, Lifeway awarded a special retention grant (the “2019 Retention Award”) of restricted stock to senior executives and key employees (the “participants”). The equity-based incentive compensation is payable in restricted stock that vests one-third in March 2019, one-third in March 2020 and one-third in March 2021. For the years ended December 31, 2021 and 2020, $8 and $87 was expensed as stock-based compensation expense in the consolidated statements of operations, respectively. As of December 31, 2021, there was no remaining expense.

2020 CEO Incentive Award

During the fourth quarter 2020, Lifeway awarded a long-term equity-based incentive of $750 to its Chief Executive Officer (the “2020 CEO Award”) depending on Lifeways 2020 performance levels compared to the respective targets. The equity-based incentive compensation is payable in restricted stock that vests one-third in April 2022, one-third in April 2023, and one-third in April 2024. The issuance of vested equity awards is subject to approval under the Stock Purchase Agreement dated October 1, 1999. For the years ended December 31, 2021 and 2020, $342 and $50 was expensed as stock-based compensation expense in the consolidated statements of operations. As of December 31, 2021, the total remaining unearned compensation was $359, of which $229 will be recognized in 2022, $106 in 2023, and $24 in 2024, respectively, subject to vesting. During Q2 2021, the number of shares became fixed and determinable. Therefore, the award liability was reclassified from long-term liabilities to paid in capital.

2021 Equity Award

Under the 2021 Plan, collectively the participants can earn equity-based incentive compensation in amounts ranging from $0 to $1,069 depending on Lifeway’s achievement of the respective financial target. The equity-based incentive compensation is payable in restricted stock that is expected to vest one-third in March 2022, one-third in March 2023, and one-third in March 2024. For the year ended December 31, 2021, $386 was expensed under the 2021 Plan as stock-based compensation expense in the consolidated statements of operations, respectively. As of December 31, 2021, the total remaining unearned compensation was $683, of which $474 will be recognized in 2022, $181 in 2023, and $28 in 2024, respectively, subject to vesting. As of December 31, 2021, the number of shares to be awarded is not fixed and determinable. Therefore, the liability is classified in accrued expenses and other long-term liabilities as of December 31, 2021. When the number of shares awarded becomes fixed and determinable, the award liability will be reclassified from liabilities to paid in capital.

Retirement Benefits

Lifeway has a defined contribution plan which is available to substantially all full-time employees. Under the terms of the plan we match employee contributions under a prescribed formula. For the years ended December 31, 2021 and 2020 total contribution expense recognized in the consolidated statements of operations was $432 and $420, respectively.

Note 12 – Segments, Products and Customers

Lifeway’s primary product is drinkable kefir, a cultured dairy product. Lifeway Kefir is tart and tangy, high in protein, calcium and vitamin D. Thanks to its exclusive blend of kefir cultures, each cup of kefir contains 12 live and active cultures and 25 to 30 billion beneficial CFU (Colony Forming Units) at the time of manufacture.

Lifeway manufactures (directly or through co-packers) and market products under the Lifeway, Fresh Made, and Glen Oaks Farms brand names, as well as under private labels on behalf of certain customers.

The Company’s product categories are:

•	Drinkable Kefir, sold in a variety of organic and non-organic sizes, flavors, and types.
•	European-style soft cheeses, including farmer cheese, white cheese, and Sweet Kiss.
•	Cream and other, which consists primarily of cream, a byproduct of making our kefir.
•	ProBugs, a line of kefir products designed for children.
•	Drinkable Yogurt, solid in a variety of sizes and flavors
•	Other Dairy, which consists primarily of Fresh Made butter and sour cream.

Lifeway has determined that it has one reportable segment based on how its chief operating decision maker manages the business and, in a manner, consistent with the internal reporting provided to the chief operating decision maker. The chief operating decision maker, who is responsible for allocating resources and assessing the Company’s performance, has been identified collectively as the Chief Executive Officer and Chief Financial Officer. Substantially all of Lifeway’s consolidated revenues relate to the sale of cultured dairy products that it produces using the same processes and materials and are sold to consumers through a common network of distributors and retailers in the United States.

Net sales of products by category were as follows for the years ended December 31:

	2021		2020
In thousands	$	%	$	%

Drinkable Kefir other than ProBugs	$95,850	80%	$81,437	80%
Cheese	12,612	11%	12,905	13%
Cream and other	3,582	3%	2,872	3%
ProBugs Kefir	3,178	3%	2,733	2%
Drinkable Yogurt	2,223	2%	–	0%
Other dairy (a)	1,620	1%	2,079	2%
Net Sales	$119,065	100%	$102,026	100%

__________________

(a)	Includes Lifeway Kefir Shop sales

Significant Customers – Sales are predominately to companies in the retail food industry located within the United States. Two major customers accounted for approximately 23% and 21% of net sales for the years ended December 31, 2021 and 2020, respectively. Two major customers accounted for 32% and 22% of accounts receivable as of December 31, 2021 and 2020, respectively.

Note 13 – Share repurchase program

On September 24, 2015, Lifeway’s Board of Directors authorized a stock repurchase program (the “2015 stock repurchase program”) under which the Company may, from time to time, repurchase shares of its common stock for an aggregate purchase price not to exceed the lesser of $3,500 or 250 shares. On November 1, 2017, the Board amended the 2015 stock repurchase program (the “2017 amendment”), by adding to (exclusive of the shares previously authorized under the 2015 stock repurchase program) the authorization the lesser of $5,185 or 625 shares. Under the amended authorization, share repurchases may be executed through various means, including without limitation in the open market or in privately negotiated transactions, in accordance with all applicable securities laws and regulations, including without limitation Rule 10b-18 of the Securities Exchange Act of 1934, as amended. The extent to which Lifeway repurchases its shares and the timing of such repurchases will depend upon a variety of factors, including market conditions, regulatory requirements and other corporate considerations. The repurchase program does not obligate us to purchase any shares, and the program may be terminated, suspended, increased, or decreased by the Company’s Board in its discretion at any time.

Pursuant to the share repurchase program, during the year ended December 31, 2020, the Company repurchased 179 shares at a cost of $405 or approximately $2.27 per share. During 2020, the Company reached the amended threshold of 625 shares and therefore no shares of common stock remain available to be purchased under the 2017 Repurchase Plan Amendment as of December 31, 2020.

On June 24, 2021, the Lifeway’s Board authorized a plan to repurchase up to 250 shares of Common Stock in the open market within 24 months at no more than $10 per share (the “2021 Repurchase Plan”). The Company repurchased all 250 shares of common stock at a cost of $1,583 during the three-month period ended September 30, 2021. Lifeway intends to hold repurchased shares in treasury for general corporate purposes, including issuances under its 2015 Omnibus Incentive Plan. Treasury shares are accounted for using the cost method.

Note 14 – Related party transactions

Lifeway obtains consulting services from the Chairperson of its Board of Directors. On December 28, 2020, Lifeway entered into an amended and restated consulting agreement (the “Agreement”), effective as of December 31, 2020, with the Chairperson. Under the terms and conditions of the Agreement, the Chairperson will continue to provide consulting services with respect to, among other things, the Company’s business strategy, international expansion and product management and expansion. For the services, the Company will pay an annual service fee of $500. The Chairperson will also be eligible for an annual performance fee target of $500 based on the achievement of specified performance criteria. The Chairpersons annual service fee and target bonus amounts are subject to periodic change by the Compensation Committee of the Company’s Board of Directors on 30 days’ prior written notice to the Chairperson. The Agreement shall continue until either party provides at least a 10-day written notice of termination.

Service fees earned by the Chairperson are included in general and administrative expenses in the accompanying consolidated statements of operations and were $500 and $1,000 during the years ended December 31, 2021, and 2020, respectively.

Lifeway is also a party to a royalty agreement with the Chairperson of its Board of Directors under which it pays the Chairperson a royalty based on the sale of certain Lifeway products, not to exceed $50 in any fiscal month. Royalties earned by the Chairperson are included in selling expenses in the accompanying consolidated statements of operations and were $600 during the years ended December 31, 2021 and 2020, respectively.

Note 15 – COVID-19

The ultimate impact that the COVID-19 pandemic or any future pandemic or disease outbreak will have on Lifeway’s business and its consolidated results of operations is uncertain.

To date, the Company has seen increased customer and consumer demand for its products. Lifeway has not experienced significant supply chain disruptions or labor supply shortages and it has continued to be able to satisfy customer and consumer demand for its products. However, COVID-19 pandemic, or any future pandemic, may limit the availability of, or increase the cost of, employees, ingredients, packaging and other inputs necessary to produce Lifeway’s products, and its operations may be negatively impacted. In 2021, the Company’s costs increased primarily due to inflationary price increases of milk, other ingredients, packaging materials, and freight. However, because of market conditions or for competitive reasons, the Company’s pricing actions may sometimes lag input cost changes, or it may not be able to pass along the full effect of increases in raw materials and other input costs as it incurs them.

In 2022, social distancing, shelter-in-place and work-from-home mandates and recommendations have begun to be ease. The increased customer demand the Company has realized over the past two years as consumers increased their at-home consumption and e-commerce purchasing during the COVID-19 pandemic may change or decrease due to the decrease in social distancing and stay-at-home and work-from-home mandates and recommendations. Lifeway is unable to predict the nature and timing of when such change may occur, if at all.

The ultimate impact of the COVID-19 pandemic on the Company’s business will depend on many factors, including, among others, whether additional waves of COVID-19 or different variants of COVID-19 will affect the United States and other markets and the duration of any social distancing and stay home and work from home mandates or recommendations that may occur as a result of such COVID-19 wave or variant; the Company’s ability and the ability of its suppliers to continue to maintain production despite unprecedented demand in the food industry, supply chain disruptions, tight labor markets and increased raw material and packaging costs; and the extent to which macroeconomic conditions resulting from the pandemic and the pace of the subsequent recovery may impact consumer eating and shopping habits. The Company cannot predict the duration or scope of the disruption or the impact of any recovery from the impacts of COVID-19. Therefore, the financial impact cannot be reasonably estimated at this time.

Note 16 – Business Acquisition

On August 18, 2021, the Company completed the acquisition of certain assets of Glen Oaks Farms Inc. for a purchase price of $5,800 in cash. Glen Oaks is engaged in the manufacture, development, and sale of probiotic drinkable yogurt. The acquisition of Glen Oaks Farms initiates Lifeway’s expansion outside of kefir and into drinkable yogurt. The current distribution of Glen Oaks Farms in western U.S. retailers is strategically significant for Lifeway as the Company seeks to further grow its presence in this region. From a portfolio perspective, it complements the Company’s eastern U.S. presence with the Fresh Made brand and national strength with Lifeway. The acquisition was funded through the proceeds of a $5,000 note payable (see Note 7) and the Company’s existing cash resources.

Management considers the purchase of Glen Oaks Farms Inc. to consist of inputs, processes and outputs and has accounted for the purchase as a business combination. The acquisition was accounted for under the acquisition method of accounting and the results of operations were included in the Company’s consolidated statement of operations from the date of acquisition. Included in the Company’s consolidated statements of operations are the acquisition’s net sales of $2,223 and income before income taxes of approximately $384 from the date of acquisition through December 31, 2021. The Company incurred approximately $83 in acquisition-related costs which are expensed as incurred and included in general and administrative expense on the consolidated statement of operations. Pro-forma results of operation have not been presented as the effect would not be material to the Company’s results of operations for any periods presented.

The following table summarizes the preliminary purchase price allocation of the fair value of intangible assets acquired and liabilities assumed:

$

Customer relationships	2,400
Brand name	2,000
Goodwill	1,400
Assets acquired	5,800
Liabilities assumed	–
Total purchase price	5,800

The fair value for the customer relationships at the acquisition date were determined using the excess earnings method under the income approach. The brand name fair value was determined using the relief from royalty method. The customer relationship and brand name intangible assets have an estimated life of 15 years and will be amortized over that period. The fair value measurements of intangible assets are based on significant unobservable inputs, and thus represent Level 3 inputs. Significant assumptions used in assessing the fair values of intangible assets include discounted future cash flows, customer attrition rates, and royalty rates. Goodwill arises principally from category expansion opportunities to better serve its regional and national customers. The goodwill resulting from the acquisition is tax deductible.

Note 17 – Restatement of Previously Issued Unaudited Consolidated Financial Statements

As described in Note 1 – Basis of presentation, in lieu of filing quarterly reports on Form 10-Q for 2021, quarterly financial data for 2021 and 2020 (as restated) is included in this Annual Report on Form 10-K in the tables that follow. For a description of the referenced adjustments, please refer to Note 1.

	March 31, 2020
	As Previously Reported	Restatement Adjustment	As Restated
Current assets
Cash and cash equivalents	$1,978	$–	$1,978
Accounts receivable, net of allowance for doubtful accounts and discounts & allowances of $1,467 at March 31, 2020	8,430	–	8,430
Inventories, net	6,883	–	6,883
Prepaid expenses and other current assets	1,279	–	1,279
Refundable income taxes	1,027	–	1,027
Total current assets	19,597	–	19,597

Property, plant and equipment, net	21,910	–	21,910
Operating lease right-of use asset	707	–	707

Intangible assets
Goodwill and indefinite-lived intangibles	12,824	1,180	14,004
Other intangible assets, net	113	–	113
Total intangible assets	12,937	1,180	14,117

Other Assets	1,800	–	1,800
Total assets	$56,951	$1,180	$58,131

Current liabilities
Accounts payable	$6,113	–	$6,113
Accrued expenses	2,632	–	2,632
Accrued income taxes	116	–	116
Total current liabilities	8,861	–	8,861
Line of credit	2,751	–	2,751
Operating lease liabilities	427	–	427
Deferred income taxes, net	1,292	1,180	2,472
Other long-term liabilities	50	–	50
Total liabilities	13,381	1,180	14,561

Commitments and contingencies

Stockholders’ equity
Preferred stock, no par value; 2,500 shares authorized; none issued	–	–	–
Common stock, no par value; 40,000 shares authorized; 17,274 shares issued; 15,558 shares outstanding	6,509	–	6,509
Paid-in capital	2,748	–	2,748
Treasury stock, at cost	(12,796)	–	(12,796)
Retained earnings	47,109	–	47,109
Total stockholders’ equity	43,570	–	43,570

Total liabilities and stockholders’ equity	$56,951	$1,180	$58,131

	June 30, 2020
	As Previously Reported	Restatement Adjustment	As Restated
Current assets
Cash and cash equivalents	$4,619	$–	$4,619
Accounts receivable, net of allowance for doubtful accounts and discounts & allowances of $1,300 at June 30, 2020	7,737	–	7,737
Inventories, net	6,653	–	6,653
Prepaid expenses and other current assets	1,086	–	1,086
Refundable income taxes	615	–	615
Total current assets	20,710	–	20,710

Property, plant and equipment, net	21,394	–	21,394
Operating lease right-of use asset	431	–	431

Intangible assets
Goodwill and indefinite-lived intangibles	12,824	1,180	14,004
Other intangible assets, net	74	–	74
Total intangible assets	12,898	1,180	14,078

Other Assets	1,800	–	1,800
Total assets	$57,233	$1,180	$58,413

Current liabilities
Accounts payable	$5,108	–	$5,108
Accrued expenses	3,066	–	3,066
Line of credit- current	2,757	–	2,757
Accrued income taxes	92	–	92
Total current liabilities	11,023	–	11,023
Operating lease liabilities	239	–	239
Deferred income taxes, net	1,292	1,180	2,472
Other long-term liabilities	42	–	42
Total liabilities	12,596	1,180	13,776

Commitments and contingencies

Stockholders’ equity
Preferred stock, no par value; 2,500 shares authorized; none issued	–	–	–
Common stock, no par value; 40,000 shares authorized; 17,274 shares issued; 15,592 shares outstanding	6,509	–	6,509
Paid-in capital	2,587	–	2,587
Treasury stock, at cost	(12,548)	–	(12,548)
Retained earnings	48,089	–	48,089
Total stockholders’ equity	44,637	–	44,637

Total liabilities and stockholders’ equity	$57,233	$1,180	$58,413

	September 30, 2020
	As Previously Reported	Restatement Adjustment	As Restated
Current assets
Cash and cash equivalents	$7,616	$–	$7,616
Accounts receivable, net of allowance for doubtful accounts and discounts & allowances of $1,410 at September 30, 2020	8,159	–	8,159
Inventories, net	6,472	–	6,472
Prepaid expenses and other current assets	1,339	–	1,339
Refundable income taxes	189	–	189
Total current assets	23,775	–	23,775

Property, plant and equipment, net	21,082	–	21,082
Operating lease right-of use asset	380	–	380

Intangible assets
Goodwill and indefinite-lived intangibles	12,824	1,180	14,004
Other intangible assets, net	35	–	35
Total intangible assets	12,859	1,180	14,039

Other Assets	1,800	–	1,800
Total assets	$59,896	$1,180	$61,076

Current liabilities
Accounts payable	$6,036	–	$6,036
Accrued expenses	2,890	–	2,890
Accrued income taxes	176	–	176
Total current liabilities	9,102	–	9,102
Line of credit	2,763	–	2,763
Operating lease liabilities	198	–	198
Deferred income taxes, net	1,292	1,180	2,472
Other long-term liabilities	35	–	35
Total liabilities	13,390	1,180	14,570

Commitments and contingencies	–	–	–

Stockholders’ equity
Preferred stock, no par value; 2,500 shares authorized; none issued	–	–	–
Common stock, no par value; 40,000 shares authorized; 17,274 shares issued; 15,605 shares outstanding	6,509	–	6,509
Paid-in capital	2,532	–	2,532
Treasury stock, at cost	(12,450)	–	(12,450)
Retained earnings	49,915	–	49,915
Total stockholders’ equity	46,506	–	46,506

Total liabilities and stockholders’ equity	$59,896	$1,180	$61,076

	March 31, 2021
	As Previously Reported	Restatement Adjustment	As Restated
Current assets
Cash and cash equivalents	$8,618	$–	$8,618
Accounts receivable, net of allowance for doubtful accounts and discounts & allowances of $1,100 at March 31, 2021	9,961	–	9,961
Inventories, net	6,736	–	6,736
Prepaid expenses and other current assets	1,110	–	1,110
Refundable income taxes	46	–	46
Total current assets	26,471	–	26,471

Property, plant and equipment, net	20,744	–	20,744
Operating lease right-of use asset	317	–	317

Intangible assets
Goodwill and indefinite-lived intangibles	12,824	1,180	14,004
Other intangible assets, net	–	–	–
Total intangible assets	12,824	1,180	14,004

Other Assets	1,800	–	1,800
Total assets	$62,156	$1,180	$63,336

Current liabilities
Accounts payable	$5,289	–	$5,289
Accrued expenses	2,587	–	2,587
Accrued income taxes	1,215	–	1,215
Total current liabilities	9,091	–	9,091
Line of credit	2,774	–	2,774
Operating lease liabilities	143	–	143
Deferred income taxes, net	1,764	1,180	2,944
Other long-term liabilities	160	–	160
Total liabilities	13,932	1,180	15,112

Commitments and contingencies

Stockholders’ equity
Preferred stock, no par value; 2,500 shares authorized; none issued	–	–	–
Common stock, no par value; 40,000 shares authorized; 17,274 shares issued; 15,604 shares outstanding	6,509	–	6,509
Paid-in capital	2,664	–	2,664
Treasury stock, at cost	(12,450)	–	(12,450)
Retained earnings	51,501	–	51,501
Total stockholders’ equity	48,224	–	48,224

Total liabilities and stockholders’ equity	$62,156	$1,180	$63,336

	June 30, 2021
	As Previously Reported	Restatement Adjustment	As Restated
Current assets
Cash and cash equivalents	$10,412	$–	$10,412
Accounts receivable, net of allowance for doubtful accounts and discounts & allowances of $1,190 at June 30, 2021	9,157	–	9,157
Inventories, net	7,291	–	7,291
Prepaid expenses and other current assets	908	–	908
Refundable income taxes	354	–	354
Total current assets	28,122	–	28,122

Property, plant and equipment, net	20,671	–	20,671
Operating lease right-of use asset	226	–	226

Intangible assets
Goodwill and indefinite-lived intangibles	12,824	1,180	14,004
Other intangible assets, net	–	–	–
Total intangible assets	12,824	1,180	14,004

Other Assets	1,800	–	1,800
Total assets	$63,643	$1,180	$64,823

Current liabilities
Accounts payable	$5,285	–	$5,285
Accrued expenses	3,587	–	3,587
Accrued income taxes	106	–	106
Total current liabilities	8,978	–	8,978
Line of credit	2,777	–	2,777
Operating lease liabilities	107	–	107
Deferred income taxes, net	1,764	1,180	2,944
Other long-term liabilities	12	–	12
Total liabilities	13,638	1,180	14,818

Commitments and contingencies

Stockholders’ equity
Preferred stock, no par value; 2,500 shares authorized; none issued	–	–	–
Common stock, no par value; 40,000 shares authorized; 17,274 shares issued; 15,650 shares outstanding	6,509	–	6,509
Paid-in capital	2,488	–	2,488
Treasury stock, at cost	(12,111)	–	(12,111)
Retained earnings	53,119	–	53,119
Total stockholders’ equity	50,005	–	50,005

Total liabilities and stockholders’ equity	$63,643	$1,180	$64,823

	September 30, 2021
	As Previously Reported	Restatement Adjustment	As Restated
Current assets
Cash and cash equivalents	$10,018	$–	$10,018
Accounts receivable, net of allowance for doubtful accounts and discounts & allowances of $1,290 at September 30, 2021	9,828	–	9,828
Inventories, net	7,572	–	7,572
Prepaid expenses and other current assets	1,315	–	1,315
Refundable income taxes	415	–	415
Total current assets	29,148	–	29,148

Property, plant and equipment, net	20,546	–	20,546
Operating lease right-of use asset	255	–	255

Intangible assets
Goodwill and indefinite-lived intangibles	14,224	1,180	15,404
Other intangible assets, net	4,367	–	4,367
Total intangible assets	18,591	1,180	19,771

Other Assets	1,800	–	1,800
Total assets	$70,340	$1,180	$71,520

Current liabilities
Current maturities of notes payable	$1,000	–	$1,000
Accounts payable	7,867	–	7,867
Accrued expenses	3,872	–	3,872
Accrued income taxes	100	–	100
Total current liabilities	12,839	–	12,839
Line of credit	2,777	–	2,777
Notes Payable	3,726	–	3,726
Operating lease liabilities	113	–	113
Deferred income taxes, net	1,764	1,180	2,944
Other long-term liabilities	62	–	62
Total liabilities	21,281	1,180	22,461

Commitments and contingencies

Stockholders’ equity
Preferred stock, no par value; 2,500 shares authorized; none issued	–	–	–
Common stock, no par value; 40,000 shares authorized; 17,274 shares issued; 15,435 shares outstanding	6,509	–	6,509
Paid-in capital	2,387	–	2,387
Treasury stock, at cost	(13,436)	–	(13,436)
Retained earnings	53,599	–	53,599
Total stockholders’ equity	49,059	–	49,059

Total liabilities and stockholders’ equity	$70,340	$1,180	$71,520

Note 18 – Subsequent Events

On of January 4, 2022, the Company notified Ludmila Smolyansky, consultant to the Company and Chairperson of the Company’s Board of Directors, that it was terminating the Amended and Restated Consulting Agreement, dated as of December 28, 2020, effective as of January 17, 2022. See Note 14 for details on the consulting arrangement. Ms. Smolyansky continues as Chairperson of the Board of Directors.

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

As of December 31, 2021 (the “Evaluation Date”), we conducted an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2021 in ensuring that information required to be disclosed by us under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified under the Exchange Act rules.

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

Management, including our Chief Executive Officer and our Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2021. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework (2013). Based on this assessment, management has concluded that our internal control over financial reporting was not effective as of December 31, 2021 as a result of the material weakness discussed below.

Material Weaknesses in Internal Control over Financial Reporting

A “material weakness” is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Management has determined that the Company had a material weakness in its internal control over financial reporting as described below.

During the preparation of the fiscal 2021 consolidated financial statements, the Company determined that in connection with its 2009 acquisition of Fresh Made, Inc., the Company did not record a deferred income tax liability and corresponding increase to goodwill related to the difference in the book and income tax basis for the $3,700 Fresh Made indefinite-lived brand name intangible asset acquired. The error resulted in a $1,180 understatement of both deferred income tax liabilities and goodwill of as of January 1, 2020.

A material weakness existed as the Company did not operate effective internal controls over income taxes to identify and correct the impact of a material error in the accounting for income taxes associated with the 2009 Fresh Made acquisition.

The material weakness resulted in material errors arising as a result of our 2009 acquisition that were corrected through the Restatement of the consolidated financial statements as of and for the year ended December 31, 2020, as described in Note 1, “Basis of Presentation” to the consolidated financial statements, and the correction of the unaudited quarterly financial information for fiscal years 2021 and 2020 as described in Note 17, “Restatement of Previously Issued Unaudited Consolidated Financial Statements.” The Restatement had no impact on the Company’s Consolidated Statements of Operations, Consolidated Statements of Cash Flows, or Consolidated Statements of Stockholders’ Equity during 2021 and 2020.

Management’s Remediation Plan

We have identified and begun to implement steps designed to remediate the material weakness described in this Item 9A and to enhance our overall control environment. Management has reviewed the reconciliation of the book and tax basis of all intangible assets as of December 31, 2021 and determined that all intangible assets are properly reconciled and recorded in the financial statements. Management is currently evaluating its policies and procedures related to accounting for deferred income taxes and goodwill of acquired intangible assets and plans to implement adequate controls to ensure that (i) the deferred income tax effects of acquired intangible assets are properly accounted for and disclosed in the period of acquisition, (ii) the goodwill allocation associated with any acquired intangible assets are properly accounted for and disclosed in the period of acquisition, and (iii) the resulting intangible asset deferred income tax assets and liabilities are assessed and reconciled periodically to the book – tax differences in the underlying assets and liabilities to determine whether any adjustment is necessary. We intend to complete the remediation process as promptly as possible, but cannot at this time estimate how long it will take to remediate the material weakness. We will not consider the material weakness remediated until our enhanced controls are operational for a sufficient period of time and tested, enabling management to conclude that the enhanced controls are operating effectively.

Changes in Internal Control over Financial Reporting

Except as discussed above under Management’s Remediation Plan, there were no changes in our internal control over financial reporting that occurred during 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.       OTHER INFORMATION

None.

ITEM 9C.       DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10.        DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information About Our Directors

Ludmila Smolyansky, Director

Age: 72	Board Leadership Roles:
Director Since: 2002	• Chairperson

LUDMILA SMOLYANSKY was appointed as a Director by the Board to fill a vacancy created by an increase of the maximum number of Directors up to seven and unanimously elected as the Chairperson of the Board in November 2002. Ludmila Smolyansky has been the operator of several independent delicatessen and gourmet food distributorship businesses, and imported food distributorships, and been a leading force in the health food market for over 40 years. Michael Smolyansky, her husband, founded Lifeway and Ms. L. Smolyansky served as our General Manager. In 2010, Ms. L. Smolyansky retired as a Lifeway employee. She has continued to serve Lifeway as its Chairperson of the Board and served as a consultant to Lifeway from 2011 until January 2022. Ludmila Smolyansky currently holds no other directorship in any other reporting company. She is the mother of Julie Smolyansky (the Chief Executive Officer of the Company) and Edward Smolyansky (Former Chief Operating Officer of the Company).

Key Attributes, Experience and Skills:

Ms. Smolyansky brings many years of food industry experience, historical perspective, and operational expertise to the Board. Her knowledge qualified her for service on our Board.

Julie Smolyansky, Chief Executive Officer, President, Secretary and Director

Age: 47	Board Leadership Roles:
Director Since: 2002	• None

JULIE SMOLYANSKY was appointed as a Director and elected President and Chief Executive Officer of Lifeway by the Board to fill the vacancies in those positions created by the death of her father, Michael Smolyansky, in June 2002. She was appointed as Secretary effective as of January 1, 2020. She is a graduate with a bachelor’s degree from the University of Illinois at Chicago. Prior to her appointment, Ms. Smolyansky spent six years as Lifeway’s Director of Sales and Marketing. Ms. Smolyansky also served as Lifeway’s Chief Financial Officer and Treasurer from 2002 to 2004. Under her leadership, Lifeway has brought its products into the mainstream, boosted annual revenues tenfold, and expanded distribution throughout the United States, Mexico, the United Kingdom, and Ireland, as well as portions of Central and South America and the Caribbean. She has been named to Fortune Business’s ‘40 under 40,’ Fortune’s 55 Most Influential Women on Twitter and Fast Company’s Most Creative People in Business 1000. She holds no other directorships in any other reporting company. Ms. Smolyansky is the daughter of Ludmila Smolyansky (the Chairperson of the Board), and sister of Edward Smolyansky (Former Chief Operating Officer of the Company). The Smolyansky family maintains a controlling interest in the Company, and the Board believes it is appropriate to provide for continuity of the representation of the Smolyansky family on the Board as a component of Lifeway’s succession planning strategy.

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

Edward Smolyansky, Director

Age: 42 Director Since: 2017	Board Leadership Roles: • None

EDWARD SMOLYANSKY was elected as a Director in June 2017. Mr. Smolyansky was appointed as Chief Financial and Accounting Officer and Treasurer of Lifeway in November 2004 and appointed as the Chief Operating Officer (“COO”) and Secretary in 2012. He resigned his titles as Chief Financial Officer on January 1, 2016 and as COO on August 8, 2016. Mr. Smolyansky retained his title of Chief Operating Officer when the Board appointed Mr. Hanson as Treasurer and as Secretary on October 4, 2019 and served as such until January 2022. He also served as Lifeway’s Controller from June 2002 until 2004. He received his bachelor’s degree in finance from Loyola University of Chicago in December 2001. He holds no other directorships in any other reporting company. Mr. Smolyansky is the brother of Julie Smolyansky (the Chief Executive Officer of the Company) and the son of Ludmila Smolyansky (the Chairperson of the Board).

Key Attributes, Experience and Skills:

Mr. Smolyansky’s financial and operations experience in the dairy and consumer packaged goods industries qualified him for service on the Board .

Pol Sikar, Director

Age: 74 Director Since: 1986	Board Leadership Roles: • Independent Director • Member, Audit and Corporate Governance Committee

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

Jason Scher, Director

Age: 47 Director Since: 2012	Board Leadership Roles: • Lead Independent Director • Chairperson, Audit and Corporate Governance Committee • Audit Committee Financial Expert • Chairperson, Compensation Committee

JASON SCHER was elected as a Director of the Company in July 2012. Mr. Scher is the manager of JAMP, LLP, an investment fund. From 2016 to present Mr. Scher has been a principal investor and advisor focused on early-stage companies. From 2004 until 2016, Mr. Scher was the Chief Operating Officer of Vosges Haut-Chocolat, a leading manufacturer of super premium chocolate and confections in the US. From 2000 to 2004, Mr. Scher was a principal in RP3 Development, a New York based construction management and development company that performed work nationwide. Prior to that, Mr. Scher was employed by COSI Sandwich Bar in their real estate and construction group. Mr. Scher devotes as much time as necessary to the business of the Company and currently holds no other directorships in any other reporting company.

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

Jody Levy, Director

Age: 43 Director Since: 2020	Board Leadership Roles: • Independent Director • Member, Audit and Corporate Governance Committee • Member, Compensation Committee

JODY LEVY was elected as a director of Lifeway to fill a vacancy on the Board on February 11, 2020. Ms. Levy is an entrepreneur, having founded many different types of companies. She has also acted as chief executive officer of companies at all stages of development from inception to operating with $200mm in annual revenue. In 2013, Ms. Levy founded World Waters, LLC, the parent company of WTRMLN WTR and served as its Creative Director and Chief Executive Officer from founding until the company’s sale in 2020. Ms. Levy is currently the chief executive officer and a director of Summit Group Endeavors LLC (since January 2021) and Summit Series LLC (since September 2020), related companies that produce annual ideas conference for the thought leaders of our time. Since January 2021, Ms. Levy has also been a director of Summit Junto LLC, an entity related to Summit Group Endeavors LLC and Summit Series LLC, which produces global events. In 2020, Ms. Levy founded, and has since served as chief executive officer of LabElymental, a company that helps people get healthy and happy, and NeuroPraxis, a mind repatterning meditation app. As chief executive officer of companies at all stages of development, Ms. Levy has lead all departments within a company and understands the department functions and the intersection among them and how to optimize, manage and scale corporate efficiency and production. Ms. Levy has been a partner in, and advisor to, GEM&BOLT Mezcal since 2014. She also served as a director of Pinata, a company that offers a system for data driven task management for work, from 2017 to 2019. Ms. Levy has a Bachelor of Arts from School of the Art Institute of Chicago. Ms. Levy devotes as much time as necessary to Lifeway business and currently holds no other directorships in any other reporting company.

Key Attributes, Experience and Skills:

Ms. Levy’s breadth of experience in manufacturing, marketing and sale of consumer packaged goods, specifically health foods, as well as her financial expertise, depth of knowledge about all aspects of manufacturing companies and her leadership experience make her well qualified to be a member of our Board.

Dorri McWhorter, Director

Age: 48 Director Since: 2020	Board Leadership Roles: • Independent Director • Audit Committee Financial Expert • Audit Committee Member • Compensation Committee Member

DORRI MCWHORTER was elected as a Director of the Company in August 2020. Ms. McWhorter became CEO of YMCA Chicago in 2021. From 2013 until 2021, Ms. McWhorter was the CEO of YWCA Metropolitan Chicago transforming the organization from a traditional social service organization to 21st Century social enterprise. Increasing impact and organizational sustainability, YWCA Metropolitan Chicago’s operating budget quadrupled. The organization has been an active contributor to many critical initiatives across the region, and under Ms. McWhorter’s leadership, YWCA Metropolitan Chicago expanded its service footprint to 10 new locations, completed seven mergers and acquisitions, implemented paid family leave and developed a retirement plan to include retirement options for thousands of childcare providers and small business owners. Ms. McWhorter led the effort to develop an exchange-traded fund (ETF) for women’s empowerment (NYSE: WOMN) in partnership with Impact Shares, which is the first non-profit investment advisor to develop an ETF product. Ms. McWhorter is a 2019 Inductee in the Chicago Innovation Hall of Fame. Ms. McWhorter is also a Certified Public Accountant (CPA). Prior to joining the YWCA, she was a partner at Crowe Horwath, LLP, one of the largest accounting firms in the U.S. She also held senior positions with Snap-on Incorporated and Booz Allen Hamilton.

Ms. McWhorter serves on the boards of directors of Green Thumb Industries (CSE: GTII)(OTCQX: GTBIF), William Blair Funds and Skyway Concession Company (Chicago Skyway). She is also active in the accounting profession and serves on the Financial Accounting Standards Advisory Council and having served as a member of the Board of Directors of the American Institute of Certified Public Accountants (AICPA) and a past Chairperson of the Board of Directors for the Illinois CPA Society. Ms. McWhorter also serves as Co-Chair of the Advisory Board of the First Women’s Bank (in development). Ms. McWhorter received a BBA from the University of Wisconsin-Madison, an MBA from Northwestern University’s Kellogg School of Management, and an honorary Doctor of Humane Letters from Lake Forest College.

Key Attributes, Experience and Skills:

Ms. McWhorter’s breadth of experience in health platforms, and her financial and accounting expertise and business experience as Chief Financial Officer make her a valuable addition to our Board. In addition, Ms. McWhorter has been an operational, team, and project leader; and served as a senior executive, board member and community leader for over twenty years. Her experience has provided her with a broad understanding of the financial, and strategic issues facing health related companies like ours. Her industry and financial experience make her well qualified for service on our Board.

Corporate Governance Guidelines and Code of Conduct and Ethics

We have adopted Corporate Governance Guidelines and a Code of Conduct and Ethics applicable to all members of the Board, executive officers, and employees, including our principal executive officer and principal financial officer. The Corporate Governance Guidelines, the Code of Conduct and Ethics, and other corporate governance documents are available on Lifeway’s website at www.lifewayfoods.com. Any person may, without charge, request a copy of the Corporate Governance Guidelines and/or Code of Conduct and Ethics by contacting Lifeway at (847) 967-1010 or by email at info@lifeway.net.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our directors, executive officers, and persons who beneficially own more than 10% of Lifeway’s Common Stock to file reports of ownership and changes in ownership with the SEC and to furnish us with copies of all such reports they file. Based on our review of the copies of such forms that we received, or written representations from certain reporting persons, we believe that none of our directors, executive officers, or persons who beneficially own more than 10% of Lifeway’s Common Stock failed to comply with Section 16(a) reporting requirements in the fiscal year ended December 31, 2021, with the exception of two Form 4s for Ludmila Smolyansky reporting eight transactions and four transactions, respectively, late, a Form 4 for Edward Smolyansky reporting two transactions late, a Form 4 for Amy Feldman reporting one transaction late, two Forms 4s for Eric Hanson reporting one transaction late each, a Form 4 for Julie Smolyansky reporting two transactions late, a Form 4 for Dorri McWhorter reporting one transaction late, a Form 4 for Jason Scher reporting one transaction late, a Form 4 for Pol Sikar reporting one transaction late and a Form 4 for Jody Levy reporting one transaction late.

Director Recommendations by Shareholders

Consistent with the Board’s Corporate Governance Guidelines, the Board will consider any candidates recommended by shareholders on the same basis that it considers recommendations from other sources. The recommendation must, at a minimum, include evidence of the shareholder’s ownership of Lifeway stock, along with the candidate’s name and qualifications for service as a Board member, and a document signed by the candidate indicating the candidate’s willingness to serve, if elected. The Board and our Audit and Corporate Governance Committee will evaluate such recommendations in accordance with the Audit and Corporate Governance Committee’s charter, the Bylaws and the director nominee criteria described above. In considering a candidate submitted by shareholders, the Board will take into consideration the needs of the Board and the qualifications of the candidate. Nevertheless, just as with recommendations from other sources, the Board may choose not to consider an unsolicited recommendation if no vacancy exists on the Board and/or the Board does not perceive a need to increase number of directors on the Board.

Audit and Corporate Governance Committee

To eliminate unnecessary redundancies in our independent committee structure given the size of our company and Board, we have chosen to combine our audit and nominating committees into an Audit and Corporate Governance Committee. The Audit and Corporate Governance Committee, comprised of a majority of the Board’s independent directors, fulfills the Board’s delegated audit and nominating duties as a single, integrated committee.

Mr. Scher serves as the Chairperson of the Audit and Corporate Governance Committee and Lead Independent Director and Ms. Levy, Ms. McWhorter and Mr. Sikar serve as members of the Audit and Corporate Governance Committee.

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

During our fiscal year ended December 31, 2021, the Audit and Corporate Governance Committee held nine meetings (including regularly scheduled and special meetings).

Audit and Corporate Governance

The Audit and Corporate Governance Committee oversees the adequacy and effectiveness of our internal controls and meets with Lifeway’s internal and independent auditors to review these internal controls and to discuss other financial reporting matters. The Audit and Corporate Governance Committee is also responsible for the selection, appointment, compensation, and oversight of both our independent auditors and our internal audit function. Our internal audit function reports directly to the Audit and Corporate Governance Committee, and not management. The Audit and Corporate Governance Committee reviews the financial reporting and accounting principles and standards and the audited financial statements to be included in the annual report. It also reviews the quarterly financial results and related disclosures. Additionally, the Audit and Corporate Governance Committee is responsible for the review and oversight of all related party transactions and other potential conflict of interest situations between and among Lifeway and its officers, directors, employees, and principal shareholders. The Audit and Corporate Governance Committee relies on the expertise and knowledge of management, our internal auditor, and our independent auditor in carrying out these oversight responsibilities.

Director Nominations

The Audit and Corporate Governance Committee selects, evaluates, and recommends to the Board qualified candidates for election or appointment to the Board, including by identifying individuals qualified to become Board members and members of Board committees; and recommending to the Board director nominees for the next annual meeting of shareholders or for appointment to vacancies on the Board. The Audit and Corporate Governance Committee also provides oversight to management when Lifeway conducts succession planning or searches for individuals to serve as executive officers.

The Audit and Corporate Governance Committee does not have specific minimum qualifications that it believes that a director nominee must meet. However, the Audit and Corporate Governance Committee believes that director candidates should, among other things, possess high degrees of integrity and honesty; have literacy in financial and business matters; have no material affiliations with our direct competitors, suppliers, or vendors; and preferably have experience in our business and other relevant business fields (for example, finance, accounting, law and banking). As a matter of policy, the Audit and Corporate Governance Committee considers diversity together with other factors when evaluating candidates but does not have a specific diversity requirement.

The Audit and Corporate Governance Committee meets in advance of each of our annual meetings of shareholders to identify and evaluate the skills and characteristics of each director candidate for nomination for election as a director. The Audit and Corporate Governance Committee reviews the candidates in accordance with the skills and qualifications set forth in the Audit and Corporate Governance Committee Charter and the rules of the SEC and Nasdaq. The Audit and Corporate Governance Committee evaluates all director nominees on the same basis, regardless of whether the nominee is recommended by a director, management, or a shareholder.

Compensation Committee

The Compensation Committee is a standing committee of the Board. The Compensation Committee’s principal purposes are to review and approve corporate goals and objectives relevant to compensation of the Company’s Named Executive Officers (as defined below), make recommendations regarding compensation for non-employee directors and administer the Company’s incentive and equity compensation plans. The Compensation Committee’s objectives and philosophy with respect to the fiscal 2021 executive compensation program, and the actions taken by the Compensation Committee in fiscal 2021 with respect to the compensation of our Named Executive Officers, are described below in “Compensation Discussion and Analysis.”

The Compensation Committee also is responsible for evaluating and making recommendations to the Board regarding director compensation. In addition, the Compensation Committee is responsible for conducting an annual risk evaluation of the Company’s compensation practices, policies and programs.

Mr. Scher serves as the Chairperson of the Compensation Committee and Ms. Levy and Ms. McWhorter serve as members of the Compensation Committee.

The Board has determined each member of the Compensation Committee is “independent” as defined by applicable SEC rules and the listing standards of NASDAQ. During our fiscal year ended December 31, 2021, the Compensation Committee held six meetings (including regularly scheduled and special meetings).

Information about our Executive Officers

Our executive officers are Ms. Julie Smolyansky, President, Chief Executive Officer and Secretary; Mr. Eric Hanson, Chief Financial and Accounting Officer and Treasurer; and Ms. Amy Feldman, Senior Executive Vice President of Sales.

Ms. Smolyansky is also a Director, and we have included her biographical information above in the section “Information about our Directors.”

All of our Executive Officers have employment agreements that we more fully describe below under “Employment agreements severance, and change-in-control arrangements between Lifeway and Named Executive Officers.”

Eric Hanson, Chief Financial Officer and Treasurer

Age: 48	Officer Since: 2018	NEO: Yes

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

Amy Feldman, Senior Executive Vice President, Sales

Age: 46	Officer Since: 2018	NEO: No

AMY FELDMAN is our Senior Executive Vice President of Sales. Amy previously held the top sales executive position for Lifeway Foods from 2009 through 2011. She returned to Lifeway effective October 31, 2018. Ms. Feldman has spent over 20 years in the food industry building business, brands, and teams, specifically within the fresh and natural foods arena. From 2017 through 2018, she served as the Senior Executive Vice President of Sales at Next Phase Enterprises, a club and mass channel food sales firm. From 2015 through 2017, Ms. Feldman was Vice President of Sales, Channel Development for Mondelez International’s Enjoy Life Foods subsidiary where she was responsible for developing strategy and introducing the brand through various trade channels such as foodservice, e-commerce, small format, and international. Prior to joining Enjoy Life, she was the Vice President of Sales, Independent Grocery Channel for Chicago-based KeHE Distributors from 2011 through 2015. Amy began her career at Sara Lee and holds a Bachelor in Business Administration in Food Marketing from Western Michigan University, an MBA from Golden Gate University, and a Culinary Certificate from Kendall College.

ITEM 11.        EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Although SEC rules do not require smaller reporting companies to include a Compensation Discussion and Analysis (“CD&A”) in their Form 10-K or proxy statement, Lifeway has elected to voluntarily disclose this additional information in order to provide shareholders with information regarding current executive compensation.

Through discussions with shareholders, we have learned that our investors favor compensation plans for our executives tied to specific performance measures that incentivize long-term performance and value creation. In 2019, only 52.5% of the votes cast supported our Say on Pay Proposal. Shareholders we spoke to after our 2019 Say on Pay Proposal requested increased independent control of compensation, in particular for individuals related to any executive officer or director, and increased independent oversight of our compensation practices more generally. We listened and implemented the following changes.

REQUEST	CHANGES TO COMPENSATION PROCESSES AND PROCEDURES
Increased, and revised the structure of, independent oversight of compensation generally

✓  We created a standing compensation committee governed by a charter available on our website, www.lifewaykefir.com, whose members are independent from management.

✓  Compensation Committee refined the performance review process to ensure information gathered from sources unrelated to the employee or consultant being reviewed.

✓  Compensation Committee engages and has the sole power to terminate the compensation consultant ensuring independence of the compensation consultant from management.

✓  Human resources leads review of management job duties and quality of work resulting in changes to corporate management structure and providing a more structured framework for performance review and compensation benchmarking.

✓  Rationalized total compensation packages of management based on market rates for performance of relevant responsibilities at peer group companies, resulting in an increase of CEO and CFO compensation and a reduction in COO and consultant compensation.

o    Decreased aggregate compensation of Named Executive Officers and Ludmila Smolyansky by $364,182 between 2019 and 2021; and

o    Further reductions in the aggregate compensation of Named Executive Officers and Ludmila Smolyansky are expected in 2022 in the aggregate amount of approximately $600,000 based on the reduction of $1 million of compensation obligations to Edward Smolyansky and Ludmila Smolyansky, offset partially by the inclusion of another executive officer as Named Executive Officer.

✓  Adopted new human resource policies, software and training.

✓  Implemented requirement of six hours per year of ongoing director corporate governance education through NACD programming and made the same available to our CEO and CFO

Increased independent control of certain compensation decisions

✓  Our Board delegated to the Compensation Committee all authority to review the compensation for certain insiders, including our CEO, Julie Smolyansky if she is not CEO, Edward Smolyansky, Ludmila Smolyansky and family members of any executive officer or director.

Increased independent oversight of other compensation

✓  Our Compensation Committee is responsible for reviewing, and recommending to the Board, compensation of executive officers and vice presidents other than those for whom the Compensation Committee has been delegated all authority.

Increased independent control of compensation paid to Ludmila Smolyansky

✓  We amended and restated Ludmila Smolyansky’s consulting agreement to provide for fees and Company performance thresholds to be set by the Compensation Committee and reviewed and adjusted at least annually. We subsequently terminated the amended and restated agreement.

Limitations on incentive awards	✓ Incentive awards must be based on annual performance goals
Increase alignment of executive and officer interests with shareholders’ interests

✓  Adopted a revised Executive and Director Stock Ownership and Holding Policy increasing ultimate share ownership requirements to 200% of base salary or fees from 100% to further align executive officer and director interests with shareholders.

✓  Adopted, subject to shareholder approval, an arrangement to allow independent directors to convert some or all of their 2021-2022 Board Year compensation to restricted stock units.

This CD&A explains our overall compensation philosophy, describes the material components of our executive compensation programs, and details the determinations made by the Board and our Compensation Committee for the compensation awarded to each of the Company’s Chief Executive Officer and its two other most highly compensated individuals who were serving as executive officers at the end of the last fiscal year, for services rendered in all capacities during the last fiscal year (the “Named Executive Officers” or “NEOs”) for fiscal 2021. Our NEO’s as of December 31, 2021 were:

Name	Age	Officer since	Title
Julie Smolyansky	47	2002	Chief Executive Officer, President and Secretary
Edward Smolyansky*	42	2004	Chief Operating Officer
Eric Hanson	48	2018	Chief Financial and Accounting Officer and Treasurer

* Mr. Smolyansky ceased being an employee of Lifeway on January 4, 2022.

The tables that follow this CD&A contain specific data about the compensation earned by our NEOs for fiscal 2021. The discussion below is intended to help readers understand the detailed information provided in the compensation tables and put that information into the context of our overall executive compensation program.

Executive Compensation Philosophy

Our executive compensation program is based on the following objectives:

•	Balancing compensation program elements and levels that attract and motivate talented executives with forms of compensation that are performance-based and/or aligned with shareholder interests and the promotion of growth in Lifeway business and value;

•	Setting target total direct compensation (base salary, annual incentives, and long-term incentives) and related performance requirements for executives by reference to compensation ranges for peer group companies that are similarly situated to Lifeway; and

•	Appropriately adjusting total direct compensation to reflect the performance of each executive over time (as reflected in individual annual goals) as well as our annual and long-term business performance (as reflected in various corporate financial performance goals).

We actively recruit, train and retain talented employees to understand, manage and operate our unique production process for kefir, which is not widely known, requires some specific knowledge and skills to perform and to support and to manage the sales, communications, marketing and other activities of the Company. We have built our management team through promotion and recruiting that limits the risks posed by the loss of any particular executive officer or vice president and provides for a smooth transition of responsibilities in the case of such loss. Training and retaining our employees allows for a smooth transition of the workload and responsibilities of any manager who leaves the Company. Past departures of members of our management team are limited and when they have occurred have caused no issues for production, distribution or sales of our products. We consider, among other factors, our specific challenges and achievements along with our financial performance and growth when approving executive officer compensation.

Our Compensation Committee is composed solely of independent directors. Current members of our Compensation Committee are Mr. Scher, Ms. Levy and Ms. McWhorter. Pursuant to the powers granted to the Compensation Committee in its charter, in 2021 the Compensation Committee reviewed the then current compensation for executive officers, compensation processes, the then current compensation philosophy of the Company, the companies that comprised our peer group and reports and advice from our compensation consultants. Based on these reviews, the Compensation Committee revised and approved the peer group companies and made changes to the processes of setting and paying compensation, including salaries and bonuses, to our Named Executive Officers. The Compensation Committee also further adjusted compensation setting processes to ensure it receives objective market data and reviews of performance of our Named Executive Officers from independent sources. Additional discussion of changes to our compensation setting process and procedures can be found above.

The Compensation Committee reviews our compensation design and philosophy on an annual basis to ensure that our executive compensation program continues to evolve to support our strategy and objectives and aligns with our shareholders’ interests. In 2021, the Compensation Committee revised our compensation design to provide for a pool, as a percentage of Adjusted EBITDA, divided among our vice presidents and executive officers, including our Named Executive Officers.

Role of the Compensation Committee

Our Compensation Committee assists our Board by discharging responsibilities relating to the compensation of our executive officers, including our NEOs. The Compensation Committee currently has responsibility over certain matters relating to the competitive compensation of our executive officers, and directors as well as matters relating to equity-based plans. Each member of our Compensation Committee is independent in accordance with the criteria of independence set forth in Rules 5605(a)(2) and 5605(d) of the Nasdaq Listing Rules and Rules 10C-1 and 16b-3 of the Securities Exchange Act of 1934. We believe that their independence from management allows the members of the Compensation Committee to provide unbiased consideration of performance reviews, peer group data, and various elements that could be included in an executive compensation program for which the Compensation Committee is responsible. We believe that independent directors are able to apply independent judgment about which elements best achieve our compensation objectives.

The Compensation Committee is authorized to retain and terminate, without Board or management approval, the services of an independent compensation consultant to provide advice and assistance. The Compensation Committee has the sole authority to approve the consultant’s fees and other retention terms. The Chairperson of the Compensation Committee reviews, negotiates and executes any engagement letters with compensation consultants engaged by the Compensation Committee. All compensation consultants will report directly to the Compensation Committee.

Role of our Compensation Consultant

The Compensation Committee engaged Aon’s Human Capital Solutions practice, a division of Aon plc (“Aon”), an independent compensation consultant, to conduct a comprehensive review and analysis of our executive and non-employee director compensation programs and to make recommendations for compensation related to fiscal 2021. Aon does not perform any other work for the Company. The Compensation Committee reviews the independence of Aon in light of SEC rules and Nasdaq listing standards regarding compensation consultants. The Compensation Committee has reviewed the level of services provided to Lifeway by Aon and does not believe the services give rise to a conflict of interest or compromise Aon’s independence in advising the Compensation Committee in 2021.

The 2021 Compensation Program Design

Elements of Compensation

For the year ended December 31, 2021, the compensation for our named executive officers generally consisted of a base salary, cash bonus opportunities, and equity awards. These elements (and the amounts of compensation opportunity under each element) were selected because we believe they are market prevalent and competitive elements of compensation and necessary to help us attract executive talent.

Below is a more detailed summary of the current executive compensation program as it relates to our NEOs.

Base Salaries

The NEOs receive a base salary to compensate them for the services they provide to us. The base salary payable to each named executive officer is intended to provide a fixed component of compensation reflecting the executive’s skill set, experience, role, and responsibilities. As previously disclosed above, the Compensation Committee has changed the process, quality and amount of information gathered in the process of compensation setting. As a result of such changed and additional information gathering, and taking into account the results of those efforts, previous responsibility changes, the uncertainties in 2020 caused by the COVID-19 pandemic, the Company’s performance and success through those uncertainties, in 2021, no changes were made to the base salaries of the CEO or CFO. Instead, the incentive awards available to the CEO and CFO were adjusted to provide increased total compensation and an increased portion of that compensation tied to Company performance. Additionally, the COO’s total compensation was adjusted to reduce his base salary in 2021 to further align his compensation to his responsibilities, performance and market rates for individuals performing similar functions in our peer group.

Ms. Julie Smolyansky’s base salary for 2021 was $1,000,000.

Mr. Smolyansky’s base salary for 2021 was initially $1,000,000, but was reduced to $500,000 effective February 1, 2021.

Mr. Hanson’s base salary for 2021 was $325,000.

The actual salaries paid to each named executive officer for 2021 are set forth below this CD&A in the Summary Compensation Table in the column entitled “Salary.”

2021 Annual Incentive Plan

For fiscal 2021, our CEO and CFO were eligible to receive annual cash incentive awards under the Lifeway Omnibus Plan (as defined below) based on financial performance of the Company. The 2021 award cycle had a one-year performance period and awards were based on achievement of a targeted goal of earnings before interest, income taxes, depreciation and amortization as adjusted for non-recurring or non-operational expenses such as stock-based compensation, gain/loss on sale of equipment, deferred revenue, and gain/loss on investments (“Adjusted EBITDA”) set by the Compensation Committee. The Compensation Committee believes Adjusted EBITDA is a more transparent and accurate way to measure the Company’s performance because it reflects non-recurring or non-operational expenses such as stock-based compensation, gain/loss on sale of equipment, deferred revenue, and gain/loss on investments. There was also a minimum threshold Net Sales goal that had to be achieved in order for any bonus to be funded for the year. That minimum threshold was set at $100 million by the Compensation Committee. Actual Net Sales were $119.1 million, exceeding the minimum threshold.

Once the Net Sales funding trigger was met, under the annual incentive plan for fiscal 2021, if the targeted level of Adjusted EBITDA is also met as determined by the Compensation Committee, the target bonus is paid. Performance above target results in a payout of a higher percentage of salary. Performance below target results in a lower bonus payout, or no payout if the minimum threshold (floor) of Adjusted EBITDA is not met. 100% of the annual incentive award is based on financial performance.

During the fiscal year, the Compensation Committee approved the annual financial performance targets and targeted incentive payouts for the Company’s NEOs for fiscal 2021 under the annual incentive plan, namely the Adjusted EBITDA threshold/floor, target and stretch/maximum levels of performance.

The table below shows, for each NEO that received an award, the target and maximum annual incentive award, the threshold, target, stretch and maximum expectation with respect to Adjusted EBITDA financial performance and the actual bonus payout for 2021. The financial goals used to determine NEO bonus funding are identical to those used to fund bonuses for other bonus-eligible executives and employees. The award calculation is interpolated on a sliding calculation, not a cliff achievement at each level.

NEO	Target Award	Maximum Award	Financial Performance (Adjusted EBITDA in thousands)				Actual Performance (in thousands)	Actual Award (in thousands)
			Threshold/Floor	Target	Stretch	Cap/Maximum	Adj. EBITDA
			$7,500	$8,500	$9,500	$15,000
			Cash Award at Financial Performance Level (in thousands)
Julie Smolyansky	$500	$1,500	$325	$500	$675	$1,500	$11,952	$957
Eric Hanson	$75	$250	$50	$75	$100	$250	$11,952	$142

Actual Adjusted EBITDA performance was more than 40% above target, resulting in actual cash incentives above target as well for each NEO (approximately 190% of target for each). The Compensation Committee determined this level of annual cash incentive was earned based on significantly exceeding the target and stretch levels of financial performance set for the fiscal year.

Equity Incentive Compensation

We maintain the Lifeway Foods, Inc. 2015 Omnibus Incentive Plan (the “Omnibus Plan”). The Omnibus Plan provides eligible participants (including our NEOs) the opportunity to participate in equity programs and incentivize them to work towards the long-term performance goals of Lifeway. We believe that such awards function as a compelling incentive and retention tool.

As described in further detail in the Outstanding Equity Awards at Fiscal Year End Table and related footnotes below this CD&A, the following equity awards under the Omnibus Plan were granted to our NEOs in 2021 as part of our equity program: on April 20, 2022, the Compensation Committee confirmed the achievement of the Adjusted EBITDA target for the 2021 fiscal year and authorized issuance to Julie Smolyansky and Eric Hanson of 125,000 and 18,958 shares of restricted stock, respectively, calculated by dividing the award value by the fair market value on the date the issuance was approved. One-third of the restricted stock awards vests immediately upon issuance, one-third on the one year anniversary of issuance and one-third on the second anniversary of issuance, subject to the executive’s continued service through the applicable vesting date. No shares will be issued to Ms. Smolyansky unless and until Danone provides consent to the issuance as further discussed below.

Perquisites and Benefits

Perquisites

We provide executive officers and other key managers with perquisites and other personal benefits not otherwise available to all employees that the Compensation Committee believes are reasonable and consistent with our overall compensation program and philosophy. These benefits are provided to enable us to attract and retain these executive officers and key managers. The Audit and Corporate Governance Committee has periodically reviewed, and the Compensation Committee will continue to periodically review, the levels of these perquisites provided to our executive officers together with management and the relevant Committee’s independent compensation consultant.

Of these benefits, the most significant ongoing benefit is providing each of our CEO and COO use of a Company leased vehicle. In exploring, planning, and implementing the expansion of Lifeway’s product distribution, overseeing production at our facilities and in supporting and developing the Lifeway brand and sales, our CEO and COO travel extensively. We do not provide additional compensation or bonuses to cover, reimburse, or otherwise “gross-up” any income tax owed on this compensation. Our CFO does not receive a vehicle related benefit.

Benefits

Our executive officers, including NEOs, are eligible for health, dental, vision, life insurance, short- and long-term disability insurance, and 401(k) benefits to the same extent and subject to the same conditions as all other salaried employees at Lifeway. Our executive officers, including NEOs, may also claim executive health examination expenses each year, subject to a cap designed to cover a majority of the program fees (but not any associated medical expenses) for such executive health programs available in the Chicago, Illinois area. We treat this health examination expense as taxable compensation and provide a tax gross-up to encourage the use of this benefit by our executive officers. Our NEOs also receive certain internet and telecommunications services allowances.

Accounting and Tax Considerations

Tax Deductibility under Section 162(m). Section 162(m) of the Internal Revenue Code (“Section 162(m)”) limits the deductibility for federal income tax purposes of certain compensation paid in any year by a publicly held corporation to its “covered employees” as defined by Section 162(m) (generally, our current and former NEOs) to $1 million per executive (the “$1 million cap”). The Compensation Committee believes it is appropriate to retain the flexibility to authorize payments of compensation that may exceed the $1 million cap if, in the Compensation Committee’s judgment, it is in the Company’s best interest to do so. We generally will continue to emphasize performance-based compensation, even though it may no longer be deductible.

Accounting Considerations. We consider the accounting implications of our executive compensation program. In addition, accounting treatment is just one of many factors impacting plan design and pay determinations. Our executive compensation program is designed to achieve a favorable accounting and tax treatment so long as doing so does not conflict with the intended plan design or program objectives.

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

In identifying and approving the peer group of companies, the Committee considered market information available through public proxy filings and through Aon’s Global Compensation Databases. Aon’s Human Capital Solutions (“HCS”) business is a leading executive compensation consulting practice. The Committee, together with Aon HCS, review the gathered data for each of our NEOs and other key employee positions based on the scope of each employee’s responsibilities at Lifeway as compared to responsibilities of equivalent positions within companies included in the peer group. Since Lifeway is somewhat smaller, on average, in terms of revenue than the peer group, regression analysis was utilized to size-adjust the compensation data to Lifeway’s revenue scope of each NEO role.

The Committee believed that it was necessary to consider this market data in making compensation decisions to attract and retain talent.

In selecting peer organizations, the Committee generally considered the following screening criteria:

•	Industry;

•	Revenue;

•	Market capitalization; and;

•	Whether the company is representative of the labor market for executive talent for Lifeway.

Castle Brands, Craft Brew Alliance, and Youngevity Alliance were removed from Lifeway’s peer group for fiscal 2021 compensation planning given that the companies were no longer publicly traded. As part of our review, we added several companies to expand the peer group for fiscal year 2021 compensation planning: Agrofresh Solutions, Celsius Holdings, e.l.f Beauty, Natural Alternatives, New Age, and Reed’s. All met the criteria set out by the Committee and enhanced the peer group by making the group more robust in terms of size/number of companies.

Our fiscal 2021 peer group consisted of the following companies:

Peer group used for fiscal year 2021 compensation planning

•	Alico, Inc. Agrofresh Solutions	•	Limoneira Company
•	Bridgford Foods Corp.	•	Medifast Inc.
•	Celsius Holdings Coffee Holding Co., Inc.	•	MGP Ingredients Inc. Natural Alternatives International New Age
•	Crimson Wine Group, Ltd. e.l.f Beauty	•	Primo Water Corp Reed’s
•	Farmer Bros Co	•	S&W Seed Company
•	Freshpet, Inc.	•	The Simply Good Foods Co.
•	Landec Corp	•	Tootsie Roll Industries, Inc.
		•	Turning Point Brands Inc.

In consultation with Aon, the Compensation Committee found this peer group representative of an appropriate executive labor market and pay benchmarking perspective. While this analysis informed the decisions of the Compensation Committee and was a reference point on the range of compensation opportunities, the Compensation Committee did not tie executive officer compensation to specific market percentiles.

In making determinations regarding executive officer compensation, in addition to benchmarking, the Compensation Committee considered several other factors such as our financial performance and financial condition, individual executive performance, tenure, expertise, the importance of the role, potential for future contributions, and comparative pay levels among the members of the senior executive team, as well as input of the compensation consultant and, subject to conformity with independent analyses of all other information by the Compensation Committee, and, other than with respect to Julie Smolyansky and Mr. Smolyansky, management recommendations. The Compensation Committee typically followed most of these recommendations; however, the Committees has sole authority for the final compensation determination and may have set total compensation and incentive opportunities below, at, or above median amounts.

The Compensation Committee’s Process for Setting Compensation Levels

The Compensation Committee followed the below process and practice as closely as possible when setting executive compensation levels:

•	The Compensation Committee reviews and adjusts base salaries, if necessary, based on its review of the competitive analysis prepared by Aon, changes in title and/or job responsibilities, results of performance reviews and/or changes in our performance or financial condition and other factors discussed in this CD&A. As part of the evaluation process, the Compensation Committee solicits comments from management and employees and may consult the other disinterested Board members and its independent compensation consultant. Additionally, the executive officers have an opportunity to provide input regarding their contributions to Lifeway’s performance and achievement of any individual goals for the period being assessed.

•	Incentive compensation for executive officers is approved by the Compensation Committee for each fiscal year. After the end of the relevant fiscal year for which incentive compensation was set, the Compensation Committee certifies Lifeway’s achievement of financial performance goals, if met, for that prior fiscal year and determines the level of incentive compensation awards for its executive officers earned based on such achievement, if any.

•	Pursuant to its charter, the Compensation Committee has been delegated all Board authority to review performance of, and set the base salary and incentive awards for, employees and consultants who are family members of any director or executive officer of the Company, including Julie Smolyansky and Mr. Smolyansky. In accordance with its charter, the Compensation Committee reviews performance and recommends for Board approval the base salary and incentive awards for each other executive officer, including Mr. Hanson, and vice presidents other than those who are family members of a director or executive officer for whom authority is specifically delegated to the Compensation Committee.

•	Separate from the corporate goals which provide performance measures for incentive awards, the Compensation Committee establishes individual performance goals and objectives for each executive officer. Such goals and objectives are tracked by the human resources department, which provides additional information to the Compensation Committee when reviewing individual responsibilities and performance. The Compensation Committee’s compensation consultant typically provide input and recommendations to the Committee as well. The Compensation Committee then determines the performance goals and objectives for the current fiscal year.

•	The Compensation Committee also has the discretion to make equity-based and cash-based grants under the Omnibus Plan to eligible individuals for purposes of compensation, retention, or promotion, and in connection with commencement of employment.

Information About Our Executive Team

Information our executive team is set forth above in Item 10. Directors, Executive Officers and Corporate Governance.

NEO Summary Compensation for Fiscal Years 2021 and 2020

The following table sets forth certain information concerning compensation received by Lifeway’s NEOs, consisting of our Chief Executive Officer and the two other most highly paid executive officers for services rendered in all capacities during fiscal year 2020 and 2021.

Summary Compensation Table
Name and Principal Position(s)	Year	Salary ($)	Bonus (1)(3) ($)		Stock Awards (2)(3) ($)	Nonequity incentive plan compensation (3) ($)	All Other Compensation (4) ($)	Total ($)
Julie Smolyansky	2021	1,000,000	–		783,409	957,000	25,758	2,766,167
Chief Executive Officer,	2020	1,000,000	250,000	(5)	800,320	250,000	23,856	2,324,176
President and Secretary

Edward Smolyansky (6)	2021	500,000	–		33,409	–	9,194	542,603
Former Chief Operating Officer	2020	1,000,000	–		50,320	–	9,582	1,059,902

Eric Hanson	2021	325,000	–		130,451	142,000	13,232	610,683
Chief Financial and Accounting Officer, Treasurer	2020	325,000	–		25,160	75,000	15,000	440,160

______________________

(1)	Discretionary bonuses approved for individual NEOs based on (i) the NEO’s individual contributions to the Company’s performance (including their individual performance relative to the factors covered by the Omnibus Plan); (ii) the nature and extent of the Company’s accomplishments; (iii) input from the Board and other NEOs; (iv) individual contributions, roles, and responsibilities, which, by their nature, can involve subjective assessments; and (v) other factors deemed significant.

(2)	Stock Awards are grants of shares with time-based vesting requirements made pursuant to the Omnibus Plan. The amounts reported in this column represent the value of such awards consistent with the estimate of aggregate compensation cost to be recognized in accordance with U.S. GAAP over the service period for the stock awards granted for the relevant fiscal year. As discussed below in the section “Consent by Danone to Equity Issuances,” we must obtain Danone’s consent before issuing these stock awards when they vest (if at all). Pursuant to their terms, Mr. Smolyansky’s equity incentive awards, which were not vested upon cessation of his employment, were forfeited.

(3)	Details about the Bonus, Stock Awards, and Non-equity incentive plan compensation assuming achievement (i) at or below threshold, (ii) at target, (ii) at maximum, and comparing those values to the actual value of incentive compensation for our NEOs, are set forth in the table below.

Incentive Compensation Awards Detail
			Potential Value of Incentive Plan Compensation					Actual Value of Total Incentive Compensation
Name and Principal Position(s)	Year	Form	Threshold ($)	Target ($)		Maximum ($)		Total Earned ($)		% of Total
Julie Smolyansky	2021	Equity	–	1,166,347	(A)	1,166,347	(A)	783,409	(B)	67%
Chief Executive Officer,		Nonequity	325,000	500,000		1,500,000		957,000		64%
President and Secretary	2020	Equity	–	1,165,799	(C)	1,165,799	(C)	800,320	(D)	69%
		Nonequity	–	250,000		250,000		250,000		100%

Edward Smolyansky	2021	Equity	–	416,347	(E)	416,347	(E)	33,409	(F)	8%
Former Chief Operating		Nonequity	–	–		–		–		–
Officer	2020	Equity	–	415,779	(G)	415,779	(G)	50,320	(H)	12%
		Nonequity	–	–		–		–		–

Eric Hanson	2021	Equity	–	321,923	(I)	321,923	(I)	130,451	(J)	41%
Chief Financial and		Nonequity	50,000	75,000		250,000		142,000		57%
Accounting Officer,	2020	Equity	–	207,899	(K)	207,899	(K)	25,160	(L)	12%
Treasurer		Nonequity	–	75,000		75,000		75,000		100%

(A)	Consists of (i) $750,000 under the 2021 short term incentive plan and (ii) $416,347 under the 2019 long term incentive plan based on performance of the Company in 2021. As discussed below in the section “Consent by Danone to Equity Issuances,” we must obtain Danone’s consent before issuing these awards when they vest (if at all).

(B)	Consists of (i) $750,000 under the 2021 short term incentive plan and (ii) $33,409 under the 2019 long term incentive plan based on performance of the Company in 2021. As discussed below in the section “Consent by Danone to Equity Issuances,” we must obtain Danone’s consent before issuing these awards when they vest (if at all).

(C)	Consists of (i) $750,000 under the 2020 short term incentive plan and (ii) $415,779 under the 2019 long term incentive plan based on performance of the Company in 2020. As discussed below in the section “Consent by Danone to Equity Issuances,” we must obtain Danone’s consent before issuing these awards when they vest (if at all).

(D)	Consists of (i) $750,000 under the 2020 short term incentive plan and (ii) $50,320 under the 2019 long term incentive plan based on performance of the Company in 2020. As discussed below in the section “Consent by Danone to Equity Issuances,” we must obtain Danone’s consent before issuing these awards when they vest (if at all).

(E)	Consists of $416,347 under the 2019 long term incentive plan based on performance of the Company in 2021. As discussed below in the section “Consent by Danone to Equity Issuances,” we must obtain Danone’s consent before issuing these awards when they vest (if at all).

(F)	Consists of $33,409 under the 2019 long term incentive plan based on performance of the Company in 2021. As discussed below in the section “Consent by Danone to Equity Issuances,” we must obtain Danone’s consent before issuing these awards when they vest (if at all). Pursuant to their terms, these awards, which were not vested upon cessation of Mr. Smolyansky’s employment, were forfeited.

(G)	Consists of $415,779 under the 2019 long term incentive plan based on performance of the Company in 2020. As discussed below in the section “Consent by Danone to Equity Issuances,” we must obtain Danone’s consent before issuing these awards when they vest (if at all).

(H)	Consists of $50,320 under the 2019 long term incentive plan based on performance of the Company in 2020. As discussed below in the section “Consent by Danone to Equity Issuances,” we must obtain Danone’s consent before issuing these awards when they vest (if at all). Pursuant to their terms, these awards, which were not vested upon cessation of Mr. Smolyansky’s employment, were forfeited.

(I)	Consists of (i) $113,750 under the 2021 short term incentive plan and (ii) $208,173 under the 2019 long term incentive plan based on performance of the Company in 2021.

(J)	Consists of (i) $113,750 under the 2021 short term incentive plan and (ii) $16,701 under the 2019 long term incentive plan based on performance of the Company in 2021.

(K)	Consists of $208,899 under the 2019 long term incentive plan based on performance of the Company in 2020.

(L)	Consists of $25,160 under the 2019 long term incentive plan based on performance of the Company in 2020.

(4)	Details about “All Other Compensation” are set forth in the table below.

All Other Compensation Details
Name and Principal Position(s)	Year	Retirement Plan Contributions (A) ($)	Personal Use of Company Vehicle (B) ($)	All Other Perks ($)		Other ($)	Total ($)
Julie Smolyansky	2021	11,600	12,958	1,200	(C)	–	25,758
Chief Executive Officer,	2020	11,400	12,456	–		–	23,856
President and Secretary

Edward Smolyansky	2021	–	7,993	1,200	(C)	–	9,194
Former Chief Operating	2020	–	7,182	2,400		–	9,582
Officer

Eric Hanson	2021	9,632	–	3,600	(C)	–	13,232
Chief Financial and	2020	11,400	–	3,600	(C)	–	15,000
Accounting Officer, Treasurer

(A)	Consists of Lifeway’s matching contributions to the Lifeway Foods Inc. 401(k) Profit Sharing Plan and Trust on behalf of the NEO.

(B)	Consists of personal use of vehicle taxable compensation.

(C)	Consists internet/telecommunications services allowance.

(5)	Consists of a $250,000 discretionary cash bonus granted to Ms. Smolyansky in recognition of the effective continuation and growth of the Company’s business during the COVID-19 pandemic which the Compensation Committee credited to the preparation by the CEO for the impact of the COVID-19 pandemic prior to shelter in place orders and shut downs, including, but not limited to, increasing supply purchases, establishing multiple back up supply lines and delivery options and establishing policies and procedures for the health and safety of the Company’s employees and for avoidance of production stoppage which were effective.

(6)	Mr. Smolyansky’s employment ceased on January 4, 2022.

Consent by Danone to Equity Issuances

Lifeway, members of the Smolyansky family, and Danone signed a Shareholders’ Agreement dated October 1, 1999. Under this Agreement, as amended, Danone must give its consent to, among other things, issuances of common stock to our CEO and former COO, including any performance-based, short term or long-term incentive equity awards pursuant to our Omnibus Plan.

In 2020, we sought Danone’s consent to issuance of Performance Shares to our CEO and COO, who had earned 32,015 Performance Shares in 2017 that would vest in March 2020. However, Danone declined to consent to the awards to our CEO and former COO. Therefore, the Audit and Corporate Governance Committee later cancelled and extinguished the vested portion of our CEO and former COO’s Performance Share award in exchange for incentive cash payments to Ms. J. Smolyansky and Mr. Smolyansky under the Omnibus Plan in the amount of $58,587 each, the value of the vested portion of the Performance Share award on its vesting date.

In 2021, we sought Danone’s consent to issuances of restricted stock awards to (i) our CEO, who had earned $800,320 shares of restricted stock, $50,320 of which would vest immediately upon issuance or on December 31, 2021 and one-third of the remainder of which would vest on each of April 29, 2022, 2023 and 2024 and (ii) our former COO, who had earned $50,320 shares of restricted stock which would vest immediately upon issuance or on December 31, 2021. Our COO’s awards were not vested upon the cessation of his employment with the Company and so were forfeited. Pursuit of Danone’s consent with respect to our CEO’s earned awards is ongoing and such shares have not been issued.

The Compensation Committee continues to review what is the appropriate equity and non-equity incentive awards to our CEO. As part of our benchmarking and analysis process described above, the Compensation Committee has determined that Lifeway’s peers, as well as numerous other publicly traded corporations led by founders and/or controlling shareholders, make such awards to their named executive officers, even when such NEOs also hold substantial or controlling stakes in those companies.

Committee Interlocks and Insider Participation

During fiscal year 2021, the Compensation Committee consisted of Mr. Scher, Ms. Levy and, commencing October 18, 2021, Ms. McWhorter. None of these members was, at any time during fiscal year 2021, or at any previous time, a Lifeway officer or employee.

None of Lifeway’s executive officers served as a member of the board of directors or compensation committee of any other entity that has one or more of its executive officers serving as a member of Lifeway’s Board. No member of the Compensation Committee has or had any relationship with us requiring disclosure under Item 404 of SEC Regulation S-K.

Fiscal Year 2021 Director Compensation

The table below describes the cash and stock award portions of the annual retainer paid to each non-employee director who served in fiscal year 2021. While directors receive annual retainers based on the June-to-June Board service year, the table below reflects payments made during fiscal year 2021. Julie Smolyansky and Edward Smolyansky received no compensation for service as directors. We have excluded them from the table because we fully describe their compensation in the “NEO Summary Compensation for Fiscal Years 2021 and 2020” section.

Name	Fees Earned or Paid in Cash ($)	Stock Awards (1) ($)	All Other Compensation ($)		Total ($)
Ludmila Smolyansky	–	–	1,105,427	(2)	1,105,427
Jason Scher (3)	–	30,000	197,500		227,500
Jody Levy (4)	147,502	30,000	–		177,502
Dorri McWhorter (5)	117,502	30,000	–		147,502
Pol Sikar(6)	117,502	30,000	–		147,502

(1)	Details about the amounts in the “Stock Awards” column are set forth in the table below.

Stock Awards Detail
Name	Vested Stock Award ($)	Restricted Stock Award ($)	Total ($)
Ludmila Smolyansky	–	–	–
Jason Scher(3)	–	30,000	30,000
Jody Levy	–	30,000	30,000
Dorri McWhorter	–	30,000	30,000
Pol Sikar	–	30,000	30,000

(2)	Of the All Other Compensation, (a) $504,000 represents the annual cash fees paid to Ludmila Smolyansky for her services as a consultant to Lifeway through December 31, 2021 of which $5,427 was paid in 2021 for services rendered in 2020 as a result of payments being made in arrears and the calendar of payment dates; and (b) $600,000 represents royalty payments. Both relationships are discussed further in the “Certain Relationships and Related Party Transactions” section below. Ms. Smolyansky did not receive any retainer fees in her capacity as a non-employee director. The Amended and Restated Consulting Agreement between the Company and Ludmila Smolyansky, dated December 28, 2020, was terminated as of January 17, 2022.

(3)	Includes $60,000 paid to Mr. Scher for his service on ad hoc temporary committees of the Board that completed their work and were dissolved prior to the 2021-2022 Board Year. Mr. Scher deferred, and has elected to convert to restricted stock units (“RSUs”), all compensation that would have been paid to him in fiscal year 2021. Such RSUs may, if shareholders approve Proposal 5 and if vested, be settled in shares of our common stock after Mr. Scher ceases to be a director.

(4)	Includes $60,000 paid to Ms. Levy for her service on ad hoc temporary committees of the Board, one of which completed its work and was dissolved prior to the 2021-2022 Board Year and one of which completed its work and was dissolved in the 2021-2022 Board Year.

(5)	Includes $30,000 paid to Ms. McWhorter for her service on an ad hoc temporary committee of the Board, which completed its work, and was dissolved, in the 2021-2022 Board year.

(6)	Includes $60,000 paid to Mr. Sikar for his service on ad hoc temporary committees of the Board, one of which completed its work and was dissolved prior to the 2021-2022 Board year and one of which completed its work and was dissolved in the 2021-2022 Board Year.

COMPENSATION COMMITTEE COMPENSATION REPORT

The Compensation Committee has reviewed and discussed with management the Compensation Discussion and Analysis section of this proxy statement, including the related compensation tables, notes, and narrative discussion. Based on its review and discussions with management, the Compensation Committee recommended to the Board the inclusion of the Compensation Discussion and Analysis in this proxy statement.

Respectfully Submitted,

COMPENSATION COMMITTEE

Jason Scher, Chairperson

Jody Levy

Dorri McWhorter

THE FOREGOING COMPENSATION COMMITTEE REPORT SHALL NOT BE “SOLICITING MATERIAL” OR BE DEEMED FILED WITH THE SEC, NOR SHALL SUCH INFORMATION BE INCORPORATED BY REFERENCE INTO ANY FILING UNDER THE SECURITIES ACT OF 1933, AS AMENDED, OR THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, EXCEPT TO THE EXTENT THE COMPANY SPECIFICALLY INCORPORATES IT BY REFERENCE INTO SUCH FILING.

Employment agreements, severance, and change-in-control arrangements between Lifeway and Named Executive Officers

NEO Employment Agreements

Julie Smolyansky serves Lifeway pursuant to an employment agreement dated as of September 12, 2002. Pursuant to the agreement, Ms. Smolyansky is entitled to an annual base salary and an annual bonus subject to such incentive bonus targets and plans that Lifeway may adopt from time to time. In both 2020 and 2021, Ms. Smolyansky was entitled to receive an annual base salary of $1,000,000, an amount that the Board, through the Compensation Committee, reviews annually. She is also eligible for certain cash, equity, and other incentive awards based on the satisfaction of the Compensation Committee’s pre-established performance goals. In 2020 and 2021, the Compensation Committee set bonus targets for her in compliance with its Omnibus Plan and applicable Internal Revenue Service (“IRS”) regulations governing performance-based compensation for which Ms. Smolyansky is eligible. In the event that (a) Ms. Smolyansky is terminated other than for Cause (as defined in her employment agreement) or (b) Ms. Smolyansky terminates her employment for Good Reason (as defined in her employment agreement) or due to her death, then Ms. Smolyansky is entitled to a lump sum payment consisting of (y) twice her then-current base salary and (z) the aggregate of the annual bonus for which she is then eligible under the agreement and any plans.

Edward Smolyansky’s employment ceased on January 4, 2022 and was not governed by an agreement. Mr. Smolyansky’s base salary was $1,000,000 in 2020 and $500,000 in 2021. Mr. Smolyansky was not eligible to receive bonuses in 2020 and 2021.

Eric Hanson serves Lifeway pursuant to an employment agreement dated as of November 19, 2018. The agreement renews automatically for successive terms of one year on January 1, unless pursuant to the agreement it is terminated earlier or the Board or Compensation Committee gives timely notice of non-renewal. Mr. Hanson’s base salary was $325,000 in each of 2020 and 2021. His base salary is subject to annual review by the Compensation Committee and the Board. Pursuant to his employment agreement, Mr. Hanson is also eligible for certain cash, equity, and other incentive awards based on the satisfaction of the Board’s pre-established performance goals. In 2020 and 2021, the Board set bonus targets for him in compliance with its Omnibus Plan and applicable IRS regulations governing performance-based compensation. Lifeway may terminate Mr. Hanson’s employment for any lawful reason, with or without Cause, and Mr. Hanson may resign for or without Good Reason (each as defined in his employment agreement).

Pursuant to his employment agreement, Mr. Hanson, upon Non-Renewal, termination without Cause, or by his resignation with Good Reason (as defined in his employment agreement), will be entitled to certain payments and benefits shown in the tables below. Receipt of any severance amounts under Mr. Hanson’s employment agreement is conditioned on execution of an enforceable general release of claims in a form satisfactory to Lifeway.

	Non-Renewal	Termination without Cause or Resignation for Good Reason	Termination for Cause or Resignation Without Good Reason
Base Salary	Three months after termination date	The remainder of the term or 6 months, whichever is greater	Through termination date

Bonus Payments	Greater of (i) bonus for fiscal year of termination date and (ii) bonus paid for fiscal year prior to termination date	Greater of (i) bonus for fiscal year of termination date and (ii) bonus paid for fiscal year prior to termination date	None

Outstanding Equity Awards	Vested but unsettled outstanding equity awards	Accelerated vesting of all outstanding equity awards	Vested but unsettled outstanding equity awards

Health Insurance	Company-paid COBRA premiums through the earliest of (i) three calendar months after termination date, (ii) the date executive becomes eligible for group health insurance through another employer, or (iii) the date executive ceases to be eligible for COBRA coverage	Company-paid COBRA premiums through the earliest of (i) six calendar months after termination date, (ii) the date executive becomes eligible for group health insurance through another employer, or (iii) the date executive ceases to be eligible for COBRA coverage	None

Financial Services or Transition-Related	None	$10,000	None

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

Pursuant to Article 16.3 of the Omnibus Plan, upon an NEO’s termination of employment other than for Cause in connection with or within two years after a Change of Control, (i) all Replacement Awards shall become fully vested and (if applicable) exercisable and free of restrictions, and (ii) all Stock Options and Stock Appreciation Rights held by the NEO on the date of termination that were held on the date of the Change of Control shall remain exercisable for the term of the Stock Option or Stock Appreciation Right.

Capitalized terms used in this section but not defined herein have the meanings assigned to them in the Omnibus Plan.

There are no other agreements with the NEOs that provide for payments in connection with resignation, retirement, termination of employment, or change in control other than the employment agreements described above.

Equity Compensation Plans

The following table sets forth certain information, as of December 31, 2021, regarding the shares of Lifeway’s common stock authorized for issuance under our Omnibus Plan.

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	40,550	$10.42	3,280,710
Equity compensation plans not approved by security holders	0	$0	–
Total	40,550	$10.42	3,280,710

On March 29, 2016, Lifeway filed a registration statement on Form S-8 with the SEC in connection with the Omnibus Plan covering 3,500,000 shares of our common stock, as adjusted. We adopted the Omnibus Plan on December 14, 2015. Pursuant to the Plan, we may issue common stock, options to purchase common stock, stock appreciation rights, restricted stock, restricted stock units, performance units, performance shares, cash-based awards and other stock-based awards to our employees. A total of 3,280,710 shares were eligible for issuance under the Omnibus Plan as of December 31, 2021. The Compensation Committee has the discretion to determine the option price, number of shares, grant date, and vesting terms of awards granted under the Omnibus Plan.

Outstanding Equity Awards at Fiscal Year End

The following table provides information regarding each unexercised stock option and unvested restricted stock award held by our NEOs as of December 31, 2021.

	Stock awards
Name	Number of shares or units of stock that have not vested (#)	Market value of shares of units of stock that have not vested ($) (1)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)		Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($) (1)
Julie Smolyansky	–	$–	193,297	(2)	$1,639,166	(3)

Edward Smolyansky	–	$–	–		$–

Eric Hanson	–	$–	16,680		$190,478

(1)	The market values of these stock awards are calculated by multiplying the number of unvested/unearned shares held by the applicable NEO by the closing price of our common stock on December 31, 2021, the last trading day of our fiscal year, which was $4.60.

(2)	Represents a time-based restricted stock award pursuant to Lifeway’s Omnibus Plan. As discussed above in the section “Consent by Danone to Equity Issuances,” unvested stock awards (Performance Shares) are subject to Danone’s consent to issuances of performance-based, long-term incentive stock awards for fiscal year 2020 to our CEO and COO.

(3)	Represents a time-based restricted stock award pursuant to Lifeway’s Omnibus Plan the amount of which is recorded as a liability as of 12/31/2021. As discussed above in the section “Consent by Danone to Equity Issuances,” unvested stock awards (Performance Shares) are subject to Danone’s consent to issuances of performance-based, short term or long-term incentive stock awards to our CEO and COO.

ITEM 12.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Ownership of Common Stock by Certain Beneficial Owners and Management

As of July 6, 2022, Lifeway’s directors, director nominees and Named Executive Officers beneficially own, directly or indirectly, in the aggregate, approximately 50.34% of its outstanding Common Stock. These shareholders have significant influence over our business affairs, with the ability to control matters requiring approval by our shareholders including election of directors and matters such as approvals of mergers or other business combinations.

The following table sets forth, as of July 6, 2022, certain information with respect to the beneficial ownership of the Common Stock for (i) each person, or group of affiliated persons, known by Lifeway to beneficially own more than 5% of the outstanding shares of our Common Stock, (ii) each of our directors, (iii) each of our Named Executive Officers, and (iv) all of our directors and executive officers as a group.

	Shares Beneficially Owned (b)
Name and Address (a)	Number		Percent
Directors, Nominees and Named Executive Officers
Julie Smolyansky	2,357,262	(c)	15.10%
Juan Carlos (“JC”) Dalto (Nominee)	–		*
Jody Levy	12,069	(d)	*
Dorri McWhorter	9,361	(e)	*
Perfecto Sanchez (Nominee)	–		*
Jason Scher	54,819	(f)	*
Pol Sikar	27,290	(g)	*
Edward Smolyansky	2,473,553	(h)	15.99%
Ludmila Smolyansky	3,413,984	(i)	22.06%
Eric Hanson	40,487	(j)	*
All directors and executive officers as a group (8 persons)	7,888,825	(k)	50.34%

5% Holders
Danone North America PBC 1 Maple Avenue White Plains, NY 10605	3,454,756		22.33%

____________

*	Less than 1%

(a)	Unless otherwise indicated, the business address of each person or entity named in the table is c/o Lifeway Foods, Inc., 6431 Oakton St., Morton Grove, IL 60053.

(b)	Applicable percentage of ownership is based on 15,473,269 shares of Common Stock outstanding as of July 6, 2022. Beneficial ownership is determined in accordance with SEC rules and includes voting and investment power with respect to shares. Shares of Common Stock subject to options, warrants, or other convertible securities exercisable within 60 days after July 6, 2022 are deemed outstanding for computing the percentage ownership of the person holding such options, warrants, or other convertible securities, but are not deemed outstanding for computing the percentage of any other person. Except as otherwise noted, the named beneficial owner has the sole voting and investment power with respect to the shares of Common Stock shown. The information in this table is based solely on statements in filings with the SEC or other information made available to the Company that is deemed reliable.

(c)	Includes (i) 22,216 shares held by Ms. Smolyansky on behalf of minor children, (ii) 4,636 shares held by Ms. Smolyansky’s spouse, (iii) 500,000 shares held by Smolyansky Family Holdings, LLC (the “Smolyansky LLC”) of which Ms. Smolyansky beneficially owns 50% and (iv) 137,499 shares of restricted stock which may be issued to Julie Smolyansky and vest within 60 days of July 6, 2022 upon consent by Danone as further discussed above under “Consent by Danone to Equity Issuance.” Excludes 180,798 shares of restricted stock that will not be issued within 60 days of July 6, 2022. Ms. Smolyansky shares the power to vote and dispose of the shares held by the Smolyansky LLC with Mr. Smolyansky. An aggregate of 583,000 of Julie Smolyansky’s shares are pledged to a lender in accordance with the terms and conditions of a full recourse loan agreement with such lender.

(d)	Includes 6,913 shares of restricted stock which may be issued within 60 days of July 6, 2022. Excludes 8,671 shares of restricted stock which will not be issued within 60 days of July 6, 2022.

(e)	Includes5,559 shares of restricted stock which may be issued within 60 days of July 6, 2022. Excludes 7,317 shares of restricted stock which will not be issued within 60 days of July 6, 2022.

(f)	Includes 40,856 shares of restricted stock which may be issued within 60 days of July 6, 2022, including 35,268 shares of common stock underlying RSUs, the issuance of which is subject to shareholder approval at the Annual Meeting. Excludes 10,373 shares of common stock which will not be issued within 60 days of July 6, 2022.

(g)	Includes 5,559 shares of restricted stock which will be issued within 60 days of July 6, 2022. Excludes 7,317 shares of restricted stock which will not be issued within 60 days of July 6, 2022.

(h)	Includes 500,000 shares held by Smolyansky Family Holdings, LLC (the “Smolyansky LLC”) of which Mr. Smolyansky beneficially owns 50%. Excludes 31,559 shares of restricted stock which were forfeited according to the terms of the 2019 LTIP when Mr. Smolyansky ceased to be an employee of the Company. Mr. Smolyansky shares the power to vote and dispose of the shares held by the Smolyansky LLC with Julie Smolyansky. All of Mr. Smolyansky’s shares are pledged to a lender in accordance with the terms and conditions of a full recourse loan agreement with such lender.

(i)	Includes (i) 3,386,641 shares held by the Ludmila Smolyansky Trust 2/1/05, of which Ms. L. Smolyansky is the trustee and (ii) 27,343 shares held by The Smolyansky Family Foundation, of which Ms. L. Smolyansky is the trustee. All of Ludmila Smolyansky’s shares are pledged to a lender in accordance with the terms and conditions of a full recourse loan agreement with such lender.

(j)	Excludes 12,638 shares of restricted stock which will not be issued within 60 days of July 6, 2022.

(k)	Includes shares of stock noted in (c)-(j) above which may be issued within 60 days of July 6, 2022, including the 500,000 shares of stock held by the Smolyansky LLC without duplication though such shares are included in both of Ms. Julie Smolyansky’s and Mr. Smolyansky’s beneficial ownership of shares.

ITEM 13.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

On March 18, 2016, Lifeway entered into a consulting agreement (the “Original Consulting Agreement”) with Ms. L. Smolyansky that was effective January 1, 2016. Under the terms and conditions of the Agreement, Ms. L. Smolyansky provided consulting services to us for which we paid Ms. L. Smolyansky an aggregate of $1,000,000 annually and prorated amounts for periods shorter than a year. On December 28, 2020, Lifeway entered into an amended and restated consulting agreement with Ms. L. Smolyansky (the “Amended and Restated Consulting Agreement”), effective as of December 31, 2020. Under the terms and conditions of the Amended and Restated Consulting Agreement, Ms. L. Smolyansky was to provide consulting services with respect to, among other things, our business strategy, international expansion and product management and expansion. For her services under the Amended and Restated Consulting Agreement, beginning in January 2021, the Company paid Ms. L. Smolyansky an annual service fee of $500,000. Ms. L. Smolyansky did not earn an annual performance fee in 2021. The Amended and Restated Consulting Agreement was terminated as of January 17, 2022.

On March 14, 2016, we entered into an endorsement agreement (the “Endorsement Agreement”) with Ms. L. Smolyansky that was effective January 1, 2016. Under the terms and conditions of the Endorsement Agreement, Ms. L. Smolyansky grants an unlimited, perpetual, non-exclusive, worldwide and, except as set forth therein, royalty free, right to use, reuse, publish, reproduce, perform, copy, create derivative works, exhibit, broadcast and display Ms. L. Smolyansky’s name, image and likeness in Marketing Materials (as defined in the Endorsement Agreement). As consideration for such license, we agree to pay Ms. L. Smolyansky a royalty equal to $0.02 for each product or item sold by Lifeway during each calendar month bearing Ms. L. Smolyansky’s first name, last name, or other identifying personal characteristics; provided however that such royalty will not exceed $50,000 in any month and such royalty payments will cease upon the death of Ms. L. Smolyansky.

In 2021, Ms. L. Smolyansky was paid $505,427 pursuant to the Amended and Restated Consulting Agreement of which $5,427 was payment in arrears for services rendered by Ms. L. Smolyansky in 2020 as a result of the calendar of payments and $600,000 pursuant to the Endorsement Agreement. Ms. L. Smolyansky did not receive any retainer fees in her capacity as a non-employee director.

Jason Burdeen, Ms. J. Smolyansky’s spouse, is employed by the Company as the CEO’s Chief of Staff. Mr. Burdeen does not have an employment agreement. In 2021, Mr. Burdeen’s total compensation was $132,000. The Compensation Committee is responsible for determining and approving Mr. Burdeen’s compensation annually.

On April 28, 2022, Mr. Scher, a director, entered into a Restricted Stock Unit Award Agreement and converted the value of all cash and restricted stock compensation that would have been paid to him in fiscal year 2021, or $227,500, into Restricted Stock Units on the terms set forth in the Restricted Stock Unit Award. Up to 40,625 shares of our common stock will be issued upon payment of RSUs if shareholders approve this issuance. 35,268 RSUs issued upon conversion of cash compensation vest immediately upon issuance. 1,786 of the RSUs upon conversion of restricted stock compensation (“Converted RSUs”) will vest and become non-forfeitable on August 12, 2022, 1,786 of the Converted RSUs will vest and become non-forfeitable on August 12, 2023 and 1,785 of the Converted RSUs will vest and become non-forfeitable on August 12, 2024 unless there is an earlier change in control of the Company or death or disability of the applicable director, upon which all unvested Converted RSUs will become fully vested.

We have determined that there were no related party transactions in excess of $120,000 since January 1, 2021, or currently proposed, involving Lifeway except as discussed above.

ITEM 14.        PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Fees Billed by Mayer Hoffman McCann P.C. (MHM)

The following table sets forth the fees for professional audit services rendered by the Company’s independent registered public accounting firm Mayer Hoffman McCann P.C. (“MHM”) in connection with the fiscal years ended December 31, 2021 and 2020 and fees billed for other services rendered by MHM during those periods:

Fees Billed by Independent Registered Public Accounting Firm

Type of Fees	2021		2020
(1) Audit Fees	$671,323	(a)	$448,767	(b)
(2) Audit-Related Fees	–		–
(3) Tax Fees	–		–
(4) All Other Fees	–		–
	$671,323	(a)	$448,767	(b)

 __________________________

(a) Includes $120,000 of non-recurring billings for audit procedures related to the Company’s restatement of fiscal year ended December 31, 2020 in the Company’s Form 10-K for the fiscal year ended December 31, 2021.

(b) Includes $3,767 of audit fees in connection with the filing of Amendment No. 1 to the Company’s Form 10-K for the fiscal year ended December 31, 2020.

In the above table, in accordance with the SEC’s definitions and rules, “audit fees” are fees Lifeway paid to its independent registered public accountant for professional services in connection with the audit of our consolidated financial statements for the fiscal years ended December 31, 2021 and 2020 included in Form 10-K, for the review of the unaudited financial statements included in Form 10-Qs within those fiscal years, and for services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements; “audit-related fees” are fees for work performed during those fiscal years for assurance and related services that are reasonably related to the performance of the audit or review of our consolidated financial statements; “tax fees” are fees for work performed during those fiscal years for tax compliance, tax advice, and tax planning; and “all other fees” are fees for work performed during those fiscal years for any services not included in the first three categories. All of the services set forth in sections (1) through (4) above were approved by the Audit and Corporate Governance Committee in accordance with its charter.

For the fiscal years ended December 31, 2021 and 2020, we retained certain firms other than MHM for tax compliance, tax advice, tax planning and other accounting advice.

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

Unless a type of service has received general pre-approval, it will require specific pre-approval by the Audit and Corporate Governance Committee if it is to be provided by the auditors. Any proposed services exceeding pre-approved cost levels or budgeted amounts will also require specific pre-approval by the Audit and Corporate Governance Committee. In determining whether to approve a particular audit or permitted non-audit service, the Audit and Corporate Governance Committee will consider, among other things, whether the service is consistent with maintaining the independence of the independent registered public accounting firm. The Audit and Corporate Governance Committee will also consider whether the independent registered public accounting firm is best positioned to provide the most effective and efficient service to us and whether the service might be expected to enhance our ability to manage or control risk or improve audit quality. Specifically, the Audit and Corporate Governance Committee has not pre-approved the use of MHM for non-audit services. There was no non-audit work performed by MHM for the fiscal years ended December 31, 2021 or December 31, 2020.

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

3.	Exhibits.

No.	Description	Form	Period Ending	Exhibit	Filing Date

3.1	Amended and Restated Bylaws	Filed Herewith

3.2	Articles of Incorporation, as amended and currently in effect	10-K	12/31/2013	3.2	4/2/2014

10.1	Stockholders’ Agreement dated October 1, 1999 by and among Danone Foods, Inc., Lifeway Foods, Inc., Michael Smolyansky and certain other parties	8-K	10/1/1999	10.11	10/12/1999

10.2	Letter Agreement dated December 24, 1999	8-K	12/24/1999	10.12	1/12/2000

10.3+	Employment Agreement, dated September 12, 2002, between Lifeway Foods, Inc. and Julie Smolyansky	10-QSB/A No. 2	9/30/2002	10.14	4/30/2003

10.4	Endorsement Agreement by and between the Company and Ludmila Smolyansky, dated as of March 14, 2016	10-K	12/31/2015	10.24	3/16/2016

10.5	Amended and Restated Loan and Security Agreement dated as of May 7, 2018 among Lifeway Foods, Inc., Fresh Made, Inc., The Lifeway Kefir Shop, LLC, Lifeway Wisconsin, Inc., and CIBC Bank USA, as Lender.	8-K	5/7/2018	10.1	5/11/2018

10.6+	Employment Agreement by and between the Company and Amy Feldman, dated as of October 29, 2018	8-K	10/26/2018	10.1	11/1/2018

10.7+	Employment Agreement by and between the Company and Eric Hanson, dated as of January 18, 2019	8-K	1/1/2019	10.1	1/23/2019

10.8	First Modification to Amended and Restated Loan and Security Agreement dated as of April 10, 2019 among Lifeway Foods, Inc., Fresh Made, Inc., The Lifeway Kefir Shop, LLC, Lifeway Wisconsin, Inc., and CIBC Bank USA, as Lender.	10-K	12/31/2018	10.10	4/15/2019

10.9	Second Modification to Amended and Restated Loan and Security Agreement, effective as of December 10, 2019 by and among Lifeway Foods, Inc., Fresh Made, Inc., The Lifeway Kefir Shop, LLC, Lifeway Wisconsin, Inc., and CIBC Bank USA, as Lender.	8-K	12/10/2019	10.1	12/10/2019

10.10	Third Modification to Amended and Restated Loan and Security Agreement dated as of September 30, 2020 among Lifeway Foods, Inc., Fresh Made, Inc., The Lifeway Kefir Shop, LLC, Lifeway Wisconsin, Inc., and CIBC Bank USA, as Lender.	10-Q	9/30/2020	10.1	10/6/2020

10.11	Fourth Modification to Amended and Restated Loan and Security Agreement, dated as of August 18, 2021, by and among Lifeway Foods, Inc., Fresh Made, Inc., The Lifeway Kefir Shop, LLC, Lifeway Wisconsin, Inc., and CIBC Bank USA, as Lender	8-K	8/18/2021	10.1	8/20/2021

10.12+	Amended and Restated Consulting Agreement dated December 28, 2020 by and between the Company and Ludmila Smolyansky	8-K	12/28/2020	10.1	12/28/2020

10.13+	Lifeway Foods, Inc. Omnibus Incentive Plan	8-K	12/14/2015	10.2	12/18/2015

10.14+	Notice of Restricted Stock Unit Award	8-K	12/14/2015	10.3	12/18/2015

10.15+	Notice of Performance Unit Award	8-K	12/14/2015	10.4	12/18/2015

10.16+	Notice of Restricted Stock Award	8-K	12/14/2015	10.5	12/18/2015

10.17+	Notice of Non-Qualified Stock Option Award	8-K	12/14/2015	10.6	12/18/2015

21	List of Subsidiaries of the Registrant

23.1	Consent of Mayer Hoffman McCann P.C.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Julie Smolyansky

31.2	Rule 13a-14(a)/15d-14(a) Certification of Eric Hanson

32.1*	Section 1350 Certification of Julie Smolyansky

32.2*	Section 1350 Certification of Eric Hanson

99.1*	Press release dated July 21, 2022 reporting the Company’s financial results for year ended December 31, 2021.

101*	The following financial statements from the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, formatted in inline XBRL, include: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Stockholders’ Equity, (iv) Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements.

__________________

+	Indicates a management contract or compensatory plan or arrangement.
*	This exhibit is furnished and not deemed filed with the Securities and Exchange Commission, and is not incorporated by reference into any filing of Lifeway Foods, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of filing this Form 10-K and irrespective of any general incorporation language contained in such filing.

ITEM 16.        FORM 10-K SUMMARY.

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIFEWAY FOODS, INC.

Date: July 21, 2022	By:	/s/ Julie Smolyansky
Julie Smolyansky
Chief Executive Officer, President, and Director

Date: July 21, 2022	By:	/s/ Eric Hanson
Eric Hanson
Chief Financial & Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: July 21, 2022	/s/ Julie Smolyansky
Julie Smolyansky
Chief Executive Officer, President, and Director
(Principal Executive Officer)

Date: July 21, 2022	/s/ Eric Hanson
Eric Hanson
Chief Financial & Accounting Officer
(Principal Financial & Accounting Officer)

Date:
Edward Smolyansky
Director

Date: July 21, 2022	/s/ Ludmila Smolyansky
Ludmila Smolyansky
Director

Date: July 21, 2022	/s/ Jason Scher
Jason Scher
Director

Date: July 21, 2022	/s/ Pol Sikar
Pol Sikar
Director

Date: July 21, 2022	/s/ Jody Levy
Jody Levy
Director

Date: July 21, 2022	/s/ Dorri McWhorter
Dorri McWhorter
Director

