Form 10-Q
period 2022-03-31
Lifeway Foods, Inc.
filed 2022-08-26
CIK 814586

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒       QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2022

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

Number of shares of Common Stock, no par value, outstanding as of August 12, 2022: 15,489,831.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

LIFEWAY FOODS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

March 31, 2022 and December 31, 2021

(In thousands)

	March 31, 2022	December 31,
	Unaudited	2021
Current assets
Cash and cash equivalents	$7,987	$9,233
Accounts receivable, net of allowance for doubtful accounts and discounts & allowances of $1,320 and $1,170 at March 31, 2022 and December 31, 2021 respectively	11,389	9,930
Inventories, net	8,649	8,285
Prepaid expenses and other current assets	1,066	1,254
Refundable income taxes	503	344
Total current assets	29,594	29,046

Property, plant and equipment, net	19,822	20,130
Operating lease right-of-use asset	216	216

Intangible assets
Goodwill	11,704	11,704
Intangible assets, net	7,843	7,978
Total intangible assets	19,547	19,682

Other assets	1,800	1,800
Total assets	$70,979	$70,874

Current liabilities
Current portion of note payable	$1,000	$1,000
Accounts payable	8,723	6,614
Accrued expenses	3,190	3,724
Accrued income taxes	199	725
Total current liabilities	13,112	12,063
Line of credit	2,777	2,777
Note payable	3,222	3,470
Operating lease liabilities	98	85
Deferred income taxes, net	3,201	3,201
Other long-term liabilities	224	147
Total liabilities	22,634	21,743

Commitments and contingencies	–	–

Stockholders' equity
Preferred stock, no par value; 2,500 shares authorized; no shares issued or outstanding at March 31, 2022 and December 31, 2021	–	–
Common stock, no par value; 40,000 shares authorized; 17,274 shares issued; 15,435 outstanding at March 31, 2022 and December 31, 2021, respectively	6,509	6,509
Paid-in capital	2,661	2,552
Treasury stock, at cost	(13,436)	(13,436)
Retained earnings	52,611	53,506
Total stockholders' equity	48,345	49,131

Total liabilities and stockholders' equity	$70,979	$70,874

See accompanying notes to consolidated financial statements

LIFEWAY FOODS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

For the three months ended March 31, 2022 and 2021

(Unaudited)

(In thousands, except per share data)

	2022	2021

Net Sales	$34,099	$29,376

Cost of goods sold	27,863	20,512
Depreciation expense	656	815
Total cost of goods sold	28,519	21,327

Gross profit	5,580	8,049

Selling expense	3,202	3,222
General and administrative expense	3,292	2,891
Amortization expense	135	–
Total operating expenses	6,629	6,113

(Loss) income from operations	(1,049)	1,936

Other (expense) income:
Interest expense	(42)	(22)
Loss on sale of property and equipment	–	(7)
Other (expense) income, net	(1)	(8)
Total other (expense) income	(43)	(37)

(Loss) income before provision for income taxes	(1,092)	1,899

(Benefit) provision for income taxes	(197)	593

Net (loss) income	$(895)	$1,306

Earnings (loss) per common share:
Basic	$(0.06)	$0.08
Diluted	$(0.06)	$0.08

Weighted average common shares:
Basic	15,435	15,604
Diluted	15,435	15,814

See accompanying notes to consolidated financial statements

LIFEWAY FOODS, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

(Unaudited)

(In thousands)

	Common Stock
	Issued		In treasury		Paid-In	Retained	Total
	Shares	$	Shares	$	Capital	Earnings	Equity
Balance, January 1, 2021	17,274	$6,509	(1,669)	$(12,450)	$2,600	$50,195	$46,854

Stock-based compensation	–	–	–	–	64	–	64

Net income	–	–	–	–	–	1,306	1,306

Balance, March 31, 2021	17,274	$6,509	(1,669)	$(12,450)	$2,664	$51,501	$48,224

Balance, January 1, 2022	17,274	$6,509	(1,839)	$(13,436)	$2,552	$53,506	$49,131

Stock-based compensation	–	–	–	–	109	–	109

Net loss	–	–	–	–	–	(895)	(895)

Balance, March 31, 2022	17,274	$6,509	(1,839)	$(13,436)	$2,661	$52,611	$48,345

See accompanying notes to consolidated financial statements

LIFEWAY FOODS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Three months ended March 31,
	2022	2021
Cash flows from operating activities:
Net (loss) income	$(895)	$1,306
Adjustments to reconcile net (loss) income to operating cash flow:
Depreciation and amortization	791	815
Non-cash interest expense	2	6
Deferred revenue	(8)	(8)
Stock-based compensation	315	153
Loss on sale of property and equipment	–	7
(Increase) decrease in operating assets:
Accounts receivable	(1,458)	(1,959)
Inventories	(364)	193
Refundable income taxes	(159)	(15)
Prepaid expenses and other current assets	188	54
Increase (decrease) in operating liabilities:
Accounts payable	2,109	(301)
Accrued expenses	(643)	398
Accrued income taxes	(526)	561
Net cash (used in) provided by operating activities	(648)	1,210

Cash flows from investing activities:
Purchases of property and equipment	(348)	(518)
Net cash used in investing activities	(348)	(518)

Cash flows from financing activities:
Repayment of note payable	(250)	–
Net cash used in financing activities	(250)	–

Net (decrease) increase in cash and cash equivalents	(1,246)	692

Cash and cash equivalents at the beginning of the period	9,233	7,926

Cash and cash equivalents at the end of the period	$7,987	$8,618

Supplemental cash flow information:
Cash paid for income taxes, net	$95	$47
Cash paid for interest	$40	$16

Non-cash investing activities
Increase (decrease) in right-of-use assets and operating lease obligations	$36	$21

See accompanying notes to consolidated financial statements

LIFEWAY FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data)

Note 1 – Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. (“U.S. GAAP”) for interim financial information, and do not include certain information and footnote disclosures required for complete, audited financial statements. In the opinion of management, these statements include all adjustments necessary for a fair presentation of the results of all interim periods reported herein. The consolidated financial statements and related notes should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021. Results of operations for any interim period are not necessarily indicative of future or annual results.

Principles of consolidation

The consolidated financial statements include the accounts of Lifeway Foods, Inc. and all its wholly owned subsidiaries (collectively “Lifeway” or the “Company”). All significant intercompany accounts and transactions have been eliminated.

Restatement of Previously Issued Consolidated Financial Statements

As previously disclosed in Note 1 to the Company’s consolidated financial statements included in the 2021 Form 10-K, the Company identified past errors in the accounting for deferred income tax liabilities and goodwill that resulted from a 2009 acquisition when preparing the 2021 consolidated financial statements. In the 2021 Form 10-K, the Company restated its historical consolidated financial statements to properly reflect the impact of the 2009 acquisition, which resulted in adjustments to goodwill and deferred income tax liabilities in the affected periods. The consolidated financial statements for the three months ended March 31, 2021 included in this Quarterly Report on Form 10-Q have been similarly restated to reflect the correction of these errors and should be read in conjunction with Notes 1 and 17 to the Company’s consolidated financial statements included in the 2021 Form 10-K.

Note 2 – Summary of Significant Accounting Policies

A detailed description of our significant accounting policies can be found in the Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

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

Cash and cash equivalents

The Company has $580 of restricted cash which is included in cash and cash equivalents as of March 31, 2022. The restricted cash balance represents escrow funds deposited by Lifeway in connection with the August 18, 2021 acquisition of certain assets of GlenOaks Farms, Inc. The funds are security for the liability and indemnity obligations of seller as defined under the asset purchase agreement. The funds will remain in escrow for twelve months from the acquisition closing date, at which time the funds, less any amounts for outstanding seller obligations, will be remitted to the sellers.

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

Advertising and promotional costs

Lifeway expenses advertising costs as incurred and is reported in Selling expense in the Company’s consolidated statement of operations. Total advertising expense was $1,204 and $1,393 for the three months ended March 31, 2022 and 2021, respectively.

Segments

The Company is managed as a single reportable segment. The Chief Executive Officer, who is the Company’s Chief Operating Decision Maker (“CODM”), reviews financial information on an aggregate basis for purposes of allocating resources and assessing financial performance, as well as for making strategic operational decisions and managing the organization. Substantially all of Lifeway’s consolidated revenues relate to the sale of cultured dairy products that it produces using the same processes and materials and are sold to consumers through a common network of distributors and retailers in the United States.

Recent accounting pronouncements

Issued by not yet effective

In October 2021, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. The new guidance provides a single comprehensive accounting model on revenue recognition for contracts with customers and requires that the acquirer in a business combination recognize and measure contract assets and liabilities acquired in a business combination in accordance with Topic 606 (Revenue from Contracts with Customers). The amendments in this ASU are effective for fiscal years beginning after December 15, 2022. Early adoption is permitted, including adoption in an interim period. With early adoption, the amendments are applied retrospectively to all business combinations for which the acquisition date occurs on or after the beginning of the fiscal year that includes the interim period of adoption and prospectively to all business combinations that occur on or after the date of initial application. Management is evaluating the impact of the new guidance and does not currently expect the adoption of this ASU to have a material impact on its consolidated financial statements.

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The new guidance provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. The guidance will be effective prospectively as of March 12, 2020 through December 31, 2022 and interim periods within those fiscal years. Management is evaluating the impact of the new guidance and does not currently expect the adoption of this ASU to have a material impact on its consolidated financial statements.

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

Note 3 – Inventories, net

Inventories consisted of the following:

	March 31, 2022	December 31, 2021
Ingredients	$2,207	$2,279
Packaging	2,933	2,723
Finished goods	3,509	3,283
Total inventories	$8,649	$8,285

Note 4 – Property, Plant and Equipment, net

Property, plant and equipment consisted of the following:

	March 31, 2022	December 31, 2021
Land	$1,565	$1,565
Buildings and improvements	17,961	17,920
Machinery and equipment	32,420	32,073
Vehicles	640	640
Office equipment	900	900
Construction in process	378	417
	53,864	53,515
Less accumulated depreciation	(34,042)	(33,385)
Total property, plant and equipment, net	$19,822	$20,130

Note 5 – Goodwill and Intangible Assets

Goodwill

Goodwill consisted of the following:

Total

Balance at December 31, 2021, before accumulated impairment loses	$12,948
Accumulated impairment losses	(1,244)
Balance at December 31, 2021	$11,704
Balance at March 31, 2022	$11,704

Intangible Assets

Other intangible assets, net consisted of the following:

	March 31, 2022			December 31, 2021
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Intangible assets with finite lives:
Recipes	$44	$(44)	$–	$44	$(44)	$–
Customer lists and other customer related intangibles	4,529	(4,529)	–	4,529	(4,529)	–
Customer relationship	3,385	(1,092)	2,293	3,385	(1,052)	2,333
Brand names	7,948	(2,398)	5,550	4,248	(2,303)	1,945
Formula	438	(438)	–	438	(438)	–
Total finite lived intangible assets	16,344	(8,501)	7,843	12,644	(8,366)	4,278

Intangible assets with indefinite lives:
Brand names (1)	–	–	–	3,700	–	3,700
Total intangible assets	$12,644	$(8,501)	$7,843	$16,344	$(8,366)	$7,978

(1)	During the fourth quarter of 2021, the Company completed an assessment of the useful life of its one indefinite-lived brand name intangible asset and determined that it should adjust the estimated useful life from an indefinite length to 15 years. The change in accounting estimate was effective January 1, 2022, at which time the Company began amortizing the intangible asset over 15 years. The cost and accumulated amortization is included in Brand Names in the intangible assets with finite lives in the table above as of January 1, 2022. The Company has reclassified the $3,700 net book value as of December 31, 2021 from goodwill to finite lived intangible assets to conform the presentation as of March 31, 2022.

Estimated amortization expense on intangible assets for the next five years is as follows:

Year	Amortization
Nine months ended December 31, 2022	$405
2023	$540
2024	$540
2025	$540
2026	$540

Note 6 – Accrued Expenses

Accrued expenses consisted of the following:

	March 31, 2022	December 31, 2021
Payroll and incentive compensation	$2,444	$2,951
Real estate taxes	295	359
Current portion of operating lease liabilities	118	131
Other	333	283
Total accrued expenses	$3,190	$3,724

Note 7 – Debt

Note payable consisted of the following:

	March 31, 2022	December 31, 2021

Term loan due August 18, 2026. Interest (2.42% at March 31, 2022) payable monthly.	$4,250	$4,500
Unamortized deferred financing costs	(28)	(30)
Total note payable	4,222	4,470
Less current portion	(1,000)	(1,000)
Total long-term portion	$3,222	$3,470

The scheduled maturities of the term loan, excluding deferred financing costs, at March 31, 2022 are as follows:

Nine months ended December 31, 2022	$750
2023	1,000
2024	1,000
2025	1,000
2026	500
Total term loan	$4,250

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

The Modified Credit Agreement includes customary representations, warranties, and covenants on the part of Lifeway, including financial covenants requiring us to maintain a fixed charge coverage ratio of no less than 1.25 to 1.00, and a minimum working capital financial covenant, as defined, of no less than $11.25 million, in each of the fiscal quarters ending through the expiration date. The Modified Credit Agreement continues to provide for events of default, including failure to repay principal and interest when due and failure to perform or violation of the provisions or covenants of the agreement, as a result of which amounts due under the Modified Credit Agreement may be accelerated. The loans and all other amounts due and owed under the Credit Agreement and related documents are secured by substantially all of the Company’s assets.

Lifeway was in compliance with the fixed charge coverage ratio and minimum working capital covenants at March 31, 2022.

Revolving Credit Facility

As of March 31, 2022, the Company had $2,777 outstanding under the Revolving Credit Facility. The Company had $2,223 available for future borrowings under the Revolving Credit Facility as of March 31, 2022. Lifeway’s interest rate on debt outstanding under the Revolving Credit Facility as of March 31, 2022 was 2.24%.

Note 8 – Leases

The Company leases certain machinery and equipment with fixed base rent payments and variable costs based on usage. Remaining lease terms for these leases range from less than one year to five years. Some of its leases include options to extend the leases for up to 5 years and have been included in our calculation of the right-of-use asset and lease liabilities. Lifeway includes only fixed payments for lease components in the measurement of the right-of-use asset and lease liability. Variable lease payments are those that vary because of changes in facts or circumstances occurring after the commencement date, other than the passage of time. There are no residual value guarantees. Lifeway does not currently have leases which meet the finance lease classification as defined under ASC 842.

Lifeway treats contracts as a lease when the contract conveys the right to use a physically distinct asset for a period of time in exchange for consideration, it directs the use of the asset and obtain substantially all the economic benefits of the asset.

The Company does not record leases with an initial term of 12 months or less on the balance sheet. Expense for these short-term leases is recorded on a straight-line basis over the lease term. Total lease expense was $65 and $78 (including short term leases) for the three months ended March 31, 2022 and 2021, respectively.

Right-of-use assets and lease liabilities are measured and recognized based on the present value of the future minimum lease payments over the lease term at the commencement date. Lifeway has elected the practical expedient to combine lease and non-lease components into a single component for all of its leases. When the Company is unable to determine an implicit interest rate, it uses its incremental borrowing rate based on the information available at the commencement date in determining the present value of future payments for those leases. Lifeway includes options to extend or terminate the lease in the measurement of the right-of-use asset and lease liability when it is reasonably certain that it will exercise such options. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term.

Future maturities of lease liabilities were as follows:

Year	Operating Leases
Nine months ended March 31, 2022	$120
2023	63
2024	46
2025	22
2026	6
Thereafter	–
Total lease payments	257
Less: Interest	(41)
Present value of lease liabilities	$216

The weighted-average remaining lease term for its operating leases was 2.4 years as of March 31, 2022. The weighted average discount rate of its operating leases was 12.9% as of March 31, 2022. Cash paid for amounts included in the measurement of lease liabilities was $43 and $142 for the three months ended March 31, 2022 and 2021, respectively.

Note 9 – Commitments and contingencies

Litigation

Lifeway is involved in various legal proceedings, claims, disputes, regulatory matters, audits, and proceedings arising in the ordinary course of, or incidental to the Company’s business, including commercial disputes, product liabilities, intellectual property matters and employment-related matters.

Lifeway records provisions in the consolidated financial statements for pending legal matters when it believes it is probable that a loss will be incurred and the amount of such loss can be reasonably estimated. The Company evaluates, on a periodic basis, developments in legal matters that could affect the amount of any accrual and developments that would make a loss contingency both probable and reasonably estimable. If a loss contingency is not both probable and estimable, it does not establish an accrued liability. Currently, none of its accruals for outstanding legal matters are material individually or in the aggregate to its financial position and it is management’s opinion that the ultimate resolution of these outstanding legal matters will not have a material adverse effect on its business, financial condition, results of operations, or cash flows. However, if the Company is ultimately required to make payments in connection with an adverse outcome, it is possible that such contingency could have a material adverse effect on the Company’s business, financial condition, results of operations or cash flows.

Note 10 – Income taxes

Income taxes were recognized at effective rates of 18.1% and 31.2% for the three months ended March 31, 2022 and 2021, respectively.

The Company has historically calculated the provision for income taxes during interim reporting periods by applying an estimate of the annual effective tax rate for the full fiscal year income, excluding unusual or infrequently occurring discrete items, for the reporting period. In accordance with the authoritative guidance, the Company used a discrete effective tax rate method to calculate income taxes for the quarter ended March 31, 2022 because small changes in the estimated level and mix of annual income or loss by jurisdiction would result in significant changes in the estimated annual effective tax rate making the historical method unreliable.

The Company’s effective tax rate may change from period to period based on recurring and non-recurring factors including the relative mix of pre-tax earnings (or losses), the jurisdictional mix of earnings, enacted tax legislation, state income taxes, the impact of non-deductible items, changes in valuation allowances, settlement of tax audits, and the expiration of the statute of limitations in relation to unrecognized tax benefits. The Company records discrete income tax items such as enacted tax rate changes and completed tax audits in the period in which they occur.

Unrecognized tax benefits were $0 and $96 at March 31, 2022 and 2021, respectively. The Company settled its one unrecognized tax benefit during the quarter ended March 31, 2022. The Company does not expect material changes to its unrecognized tax benefits during the next twelve months. However, the outcome of tax audits cannot be predicted with certainty. If a tax audit is resolved in a manner inconsistent with its expectations, the Company could be required to adjust its provision for income taxes in the period such resolution occurs.

Note 11 – Stock-based and Other Compensation

In December 2015, Lifeway stockholders approved the 2015 Omnibus Incentive Plan, which authorized the issuance of an aggregate of 3.5 million shares to satisfy awards of stock options, stock appreciation rights, unrestricted stock, restricted stock, restricted stock units, performance shares and performance units to qualifying employees. Under the Plan, the Board or its Audit and Corporate Governance Committee approves stock awards to executive officers and certain senior executives, generally in the form of restricted stock or performance shares. The number of performance shares that participants may earn depends on the extent to which the corresponding performance goals have been achieved. Stock awards generally vest over a three-year performance or service period. At March 31, 2022, 3.281 million shares remain available under the Omnibus Incentive Plan. While the Company plans to continue to issue awards pursuant to the Plan at least annually, it may choose to suspend the issuance of new awards in the future and may grant additional awards at any time including issuing special grants of restricted stock, restricted stock units, and stock options to attract and retain new and existing executives.

Stock Options

The following table summarizes stock option activity during the three months ended March 31, 2022:

	Options	Weighted average exercise price	Weighted average remaining contractual life	Aggregate intrinsic value

Outstanding at December 31, 2021	41	$10.42	4.22	$–
Granted	–	–	–	–
Exercised	–	–	–	–
Forfeited	–	–	–	–
Outstanding at March 31, 2022	41	$10.42	3.97	$–
Exercisable at March 31, 2022	41	$10.42	3.97	$–

As of December 31, 2019, all outstanding options were vested and there was no remaining unearned compensation expense.

Restricted Stock Awards

A Restricted Stock Award (“RSA”) represents the right to receive one share of common stock in the future. RSAs have no exercise price. The grant date fair value of the awards is equal to the Company’s closing stock price on the grant date. Lifeway expenses RSAs over the service period. Board members may elect to defer receipt of their awards until their departure from the Board of Directors, subject to shareholder ratification at the 2022 annual shareholders meeting. The following table summarizes RSA activity during the three months ended March 31, 2022.

	Restricted Stock Awards	Weighted Average Grant Date Fair Value

Outstanding at December 31, 2021	94	$4.50
Granted	–	–
Shares issued upon vesting	–	–
Forfeited	–	–
Outstanding at March 31, 2022	94	4.50
Vested and deferred at March 31, 2022	35	$5.69

For the three months ended March 31, 2022 and 2021 total pre-tax stock-based compensation expense recognized in the consolidated statements of operations was $63 and $36, respectively. For the three months ended March 31, 2022 and 2021 tax-related benefits of $18 and $11, respectively, were also recognized. Future compensation expense related to restricted stock awards was $135 as of March 31, 2022 and will be recognized on a weighted average basis over the next 1.12 years.

Long-Term Incentive Plan Compensation

Lifeway established long-term incentive-based compensation programs for fiscal year 2019 (the “2019 Plan”) and for fiscal year 2021 (the “2021 Plan”) for certain senior executives and key employees (the “participants”). The 2019 Plan long-term equity incentive compensation is based on Lifeway’s achievement of four strategic milestones over a three-year period from Fiscal 2019 through Fiscal 2021. The 2021 Plan long-term incentive compensation is based on Lifeway’s achievement of adjusted EBITDA performance versus the respective target established by the Board for 2021.

2020 CEO Incentive Award

During the fourth quarter 2020, Lifeway awarded a long-term equity-based incentive of $750 to its Chief Executive Officer (the “2020 CEO Award”) depending on Lifeways 2020 performance levels compared to the respective targets. The equity-based incentive compensation is payable in restricted stock that vests one-third in April 2022, one-third in April 2023, and one-third in April 2024. The issuance of vested equity awards is subject to approval under the Stock Purchase Agreement dated October 1, 1999. For the three months ended March 31, 2022 and 2021, $85 and $90 was expensed as stock-based compensation expense in the consolidated statements of operations, respectively. As of March 31, 2022, the total remaining unearned compensation was $274, of which $144 will be recognized in 2022, $106 in 2023, $24 in 2024, respectively, subject to vesting. During Q2 2021, the number of shares awarded became fixed and determinable. Therefore, the award liability was reclassified from long-term liabilities to paid in capital.

2021 Equity Award

Under the 2021 Plan, collectively the participants can earn equity-based incentive compensation in amounts ranging from $0 to $1,069 depending on Lifeway’s achievement of the respective financial target. The equity-based incentive compensation is payable in restricted stock that is expected to vest one-third in March 2022, one-third in March 2023, and one-third in March 2024. For the three months ended March 31, 2022 and 2021, $166 and $0 was expensed as stock-based compensation expense in the consolidated statements of operations, respectively. As of March 31, 2022, the total remaining unearned compensation was $516, of which $283 will be recognized in 2022, $194 in 2023, $39 in 2024, respectively, subject to vesting. As of March 31, 2022, the number of shares to be awarded is not fixed and determinable. Therefore, the liability is classified in accrued expenses and other long-term liabilities as of March 31, 2022. When the number of shares awarded becomes fixed and determinable, the award liability will be reclassified from liabilities to paid in capital.

Retirement Benefits

Lifeway has a defined contribution plan which is available to substantially all full-time employees. Under the terms of the plan, the Company matches employee contributions under a prescribed formula. For the three months ended March 31, 2022 and 2021 total contribution expense recognized in the consolidated statements of operations was $129 and $113, respectively.

Note 12 – Products and Customers

Lifeway’s primary product is drinkable kefir. The Company manufactures (directly or through a co-manufacturer) and markets products under the Lifeway, Fresh Made, and GlenOaks Farms brand names, as well as under private labels on behalf of certain customers.

The Company’s product categories are:

•	Drinkable Kefir, a cultured dairy product sold in a variety of organic and non-organic sizes, flavors, and types.
•	European-style soft cheeses, including farmer cheese, white cheese, and Sweet Kiss.
•	Cream and other, which primarily consists of cream, a byproduct of raw milk processing.
•	Drinkable Yogurt, sold in a variety of sizes and flavors.
•	ProBugs, a line of kefir products designed for children.
•	Other Dairy, which primarily consists of Fresh Made butter and sour cream.

Net sales by product category were as follows for the three months ended March 31:

	2022		2021
	$	%	$	%
Drinkable Kefir other than ProBugs	$26,362	77%	$24,203	82%
Cheese	3,024	9%	3,199	11%
Cream and other	1,968	6%	863	3%
Drinkable yogurt	1,551	5%	–	0%
ProBugs Kefir	782	2%	680	2%
Other dairy	412	1%	431	2%
Net Sales	$34,099	100%	$29,376	100%

Significant Customers – Sales are predominately to companies in the retail food industry located within the United States. Two major customers accounted for approximately 21% and 22% of net sales for the three months ended March 31, 2022 and 2021, respectively.

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

On January 4, 2022, the Company notified the Chairperson that it was terminating the agreement effective January 17, 2022. The Chairperson will continue as Chairperson of the Board of Directors.

Service fees earned are included in general and administrative expenses in the accompanying consolidated statements of operations and were $22 and $125 during each of the three months ended March 31, 2022 and 2021, respectively.

Lifeway is also a party to a royalty agreement with the Chairperson of its Board of Directors under which it pays the Chairperson a royalty based on the sale of certain Lifeway products, not to exceed $50 in any fiscal month. Royalties earned are included in selling expenses in the accompanying consolidated statements of operations and were $150 during each of the three months ended March 31, 2022 and 2021.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) in this Form 10-Q is provided as a supplement to, and should be read in conjunction with, our audited consolidated financial statements, the accompanying notes, and the MD&A included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (the “Form 10-K”). Unless otherwise specified, any description of “our”, “we”, and “us” in this MD&A refer to Lifeway Foods, Inc. and our subsidiaries.

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

Forward looking statements are based on management’s beliefs, assumptions, estimates and observations of future events based on information available to our management at the time the statements are made and include any statements that do not relate to any historical or current fact. These statements are not guarantees of future performance and they involve certain risks, uncertainties and assumptions that are difficult to predict. Actual outcomes and results may differ materially from what is expressed, implied or forecast by our forward-looking statements due in part to the risks, uncertainties, and assumptions that include:

•	The actions of our competitors and customers, including those related to price competition;
•	The decisions of customers or consumers;
•	Our ability to successfully implement our business strategy;
•	Changes in the pricing of commodities
•	The effects of government regulation;
•	The impact of the COVID-19 outbreak on our business, suppliers, consumers, customers, and employees;
•	Disruptions to our supply chain, or our manufacturing and distribution capabilities, including those due to cybersecurity threats and the COVD-19 outbreak; and
•	Such other factors as discussed throughout Part I, Item 1 “Business”; Part I, Item 1A “Risk Factors”; and Part II, Item 7 “Management's Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2021 and that are described from time to time in our filings with the SEC.

These factors are not necessarily all of the important factors that could cause actual results to differ materially from those expressed in any of our forward-looking statements. Other unknown or unpredictable factors could also have material adverse effects on future results. The Company intends these forward-looking statements to speak only at the date made. Except as otherwise required to be disclosed in periodic reports required to be filed by public companies with the SEC pursuant to the SEC's rules, Lifeway has no duty to update these statements, and it undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Recent Developments

COVID-19 Pandemic Impact

We have seen increased customer and consumer demand for our products during the pandemic as consumers increased their food purchases for in-home consumption. We have not experienced significant supply chain disruptions or labor supply shortages and have continued to satisfy customer and consumer demand for our products. Management continues to proactively manage the supply and transportation of materials used to make and package our products, staffing, and transportation of our products to customers. This proactive planning has allowed the Company to avoid disruption to its manufacturing facilities and production, transportation, and sales and to meet the increased demand. The Company has maintained full production capacity available at all locations and does not anticipate manufacturing or staffing disruptions in the near term.

However, the COVID-19 pandemic, or any future pandemic, may limit the availability of, or increase the cost of, employees, ingredients, packaging and other inputs necessary to produce our products, and our operations may be negatively impacted. In 2022, our costs increased primarily due to inflationary price increases of milk, other ingredients, packaging materials, and transportation to our customers. However, because of market conditions or for competitive reasons, our pricing actions may sometimes lag input cost changes, or we may not be able to pass along the full effect of increases in raw materials and other input costs as we incur them.

During 2022, social distancing, shelter-in-place and work-from-home mandates and recommendations have continued to be reduced or eliminated. The increased customer demand for our products as consumers increased their at-home consumption and e-commerce purchasing during the COVID-19 pandemic may change or decrease due to the decrease in social distancing and stay-at-home and work-from-home mandates and recommendations. We are unable to predict the nature and timing of when such change may occur, if at all.

Results of Operations

Three Months Ended March 31, 2022 Compared to Three Months Ended March 31, 2021

The following table presents certain information concerning our financial results, including information presented as a percentage of consolidated net sales:

	Three Months Ended March 31,
	2022			2021
	$	%		$	%

Net sales	34,099	100.0%		29,376	100.0%

Cost of goods sold	27,863	81.7%		20,512	69.8%
Depreciation expense	656	1.9%		815	2.8%
Total cost of goods sold	28,519	83.6%		21,327	72.6%

Gross profit	5,580	16.4%		8,049	27.4%

Selling expenses	3,202	9.4%		3,222	11.0%
General & administrative expenses	3,292	9.7%		2,891	9.8%
Amortization expense	135	0.4%		–	0.0%
Total operating expenses	6,629	19.5%		6,113	20.8%

(Loss) income from operations	(1,049)	(3.1%	)	1,936	6.6%

Other (expense) income:
Interest expense	(42)	(0.1%	)	(22)	(0.1%	)
Loss on sales or property and equipment	–	0.0%		(7)	0.0%
Other (expense) income, net	(1)	0.0%		(8)	0.0%
Total other (expense) income	(43)	(0.1%	)	(37)	(0.1%	)

(Loss) income before provision for income taxes	(1,092)	(3.2%	)	1,899	6.5%

(Benefit) provision for income taxes	(197)	(0.6%	)	593	2.0%

Net (loss) income	(895)	(2.6%	)	1,306	4.5%

Net Sales

Net sales finished at $34,099 for the three-month period ended March 31, 2022, an increase of $4,723 or 16.1% versus prior year. The net sales increase was primarily driven by higher volumes of our branded drinkable kefir and the impact of price increases implemented during the quarter, and to a lesser extent the favorable impact of our acquisition of GlenOaks Farms during the third quarter of 2021.

Gross Profit

Gross profit as a percentage of net sales was 16.4% during the three-month period ended March 31, 2022. Gross profit percentage was 27.4% in the prior year. The decrease versus the prior year was primarily due to the unfavorable impact of milk pricing, and to a lesser extent the increased pricing of freight and other inputs, partially offset by the decrease in depreciation expense. We expect to see continued pressure in milk pricing and other input costs during the fiscal year 2022.

Selling Expenses

Selling expenses decreased by $20 to $3,202 during the three-month period ended March 31, 2022 from $3,222 during the same period in 2021.

General and Administrative Expenses

General and administrative expenses increased $401 to $3,292 during the three-month period ended March 31, 2022 from $2,891 during the same period in 2021. The increase is primarily a result of increased legal and professional fees, which includes expense related to the fiscal year 2020 Form 10-K restatement.

Provision for Income Taxes

The provision for income taxes was $197 and $593 during the three months ended March 31, 2022 and 2021, respectively.

The effective income tax rate for the three months ended March 31, 2022 was 18.1% compared to 31.2% in the same period last year. The statutory Federal and state tax rates remained consistent from 2021 to 2022. The Company has items that are nondeductible or are discrete adjustments to tax expense. The company consistently reflects non-deductible officer compensation expense, non-deductible compensation expense related to equity incentive awards and separate state tax rates from period to period. Although similar items were reflected in 2022, the percentage effect is different due to the difference in pre-tax (loss) income in 2022 compared to 2021.

The Company’s effective tax rate may change from period to period based on recurring and non-recurring factors including the relative mix of pre-tax earnings (or losses), the jurisdictional mix of earnings, enacted tax legislation, state income taxes, the impact of non-deductible items, changes in valuation allowances, settlement of tax audits, and the expiration of the statute of limitations in relation to unrecognized tax benefits. The Company records discrete income tax items such as enacted tax rate changes and completed tax audits in the period in which they occur.

Income taxes are discussed in Note 10 in the Notes to the Consolidated Financial Statements.

Liquidity and Capital Resources

Management assesses the Company's liquidity in terms of its ability to generate cash to fund its operating, investing, and financing activities. The Company remains in a strong financial position, and while it has been impacted by the macroeconomic challenges with commodity inflation and other input cost increases, the Company believes that its cash flow from operations, revolving credit and term loan facility, and cash and cash equivalents will continue to provide sufficient liquidity for its working capital needs, capital resource requirements, and growth initiatives and to ensure the continuation of the Company as a going concern.

If additional borrowings are needed, $2,223 was available under the Revolving Credit Facility as of March 31, 2022 (see Note 7, Debt). We are in compliance with the terms of the Credit Agreement and expect to meet foreseeable financial requirements. The success of our business and financing strategies will continue to provide us with the financial flexibility to take advantage of various opportunities as they arise. To date, we have been successful in generating cash and obtaining financing as needed. However, in connection with the COVID-19 pandemic or other circumstances, if a serious economic or credit market crisis ensues, it could have a negative effect on our liquidity, results of operations and financial condition.

The Company’ most significant ongoing short-term cash requirements relate primarily to funding operations (including expenditures for raw materials, labor, manufacturing and distribution, trade and promotions, advertising and marketing, and income tax liabilities) as well as expenditures for property, plant and equipment.

Long-term cash requirements primarily relate to funding long-term debt repayments (see Note 7, Debt) and deferred income taxes (see Note 10, Income Taxes, in our Annual Report on Form 10-K).

Given the dynamic nature of COVID-19, we will continue to assess our liquidity needs while continuing to manage our discretionary spending and investment strategies. The ultimate impact that the COVID-19 pandemic or any future pandemic or disease outbreak will have on our business and our consolidated results of operations is uncertain.

Cash Flow

The following table is derived from our Consolidated Statement of Cash Flows:

	Three Months Ended March 31,
	2022	2021
Net cash (used in) provided by operating activities	$(648)	$1,210
Net cash (used in) provided by investing activities	(348)	(518)
Net cash (used in) provided by financing activities	(250)	–

Operating Activities

Net cash used in operating activities was $648 during the three-month period ended March 31, 2022 compared to net cash provided by operating activities of $1,210 in the same period in 2021. The decrease was primarily due to lower cash earnings, which reflect the impact of input and freight cost inflation in 2022, partially offset by the change in working capital.

Investing Activities

Net cash used in investing activities was $348 during the three-month period ended March 31, 2022 compared to $518 in the same period in 2021. The decrease in cash used reflects lower capital spending. Our capital spending is focused in three core areas: growth, cost reduction, and facility improvements. Growth capital spending supports new product innovation and enhancements. Cost reduction and facility improvements support manufacturing efficiency, safety, and productivity.

Financing Activities

Net cash used in financing activities was $250 during the three-month period ended March 31, 2022 compared to net cash provided by financing activities of $0 in the same period in 2021. The increase in cash used relates to quarterly principal payments under the term loan entered into during August 2021 in connection with the acquisition of GlenOaks Farms, Inc.

Debt Obligations

As of March 31, 2022, the Company had $2,777 outstanding and $2,223 available for future borrowings under the revolving line of credit. Under the credit agreement, the Revolving Credit facility matures on June 30, 2025. The were no letters of credit issued or outstanding as of March 31, 2022.

The Company had $4,222 outstanding under the note payable, net of $28 of unamortized deferred financing fees, as of March 31, 2022,

The Company’s interest rate on debt outstanding under the revolving line of credit and note payable as of March 31, 2022 was 2.15%.

The Company is in compliance with all applicable financial debt covenants as of March 31, 2022. See Note 7 to our Consolidated Financial Statements for additional information regarding our indebtedness and related agreements.

Recent Accounting Pronouncements

Information regarding recent accounting pronouncements is provided in Note 2 – Summary of Significant Accounting Policies.

Critical Accounting Policies and Estimates

A description of the Company's critical accounting policies and estimates is contained in its Annual Report on Form 10-K for the year ended December 31, 2021. There were no material changes to the Company’s critical accounting policies and estimates in the three months ended March 31, 2022, except for the change in estimated useful life of one brand name intangible asset which is disclosed in Note 5 – Goodwill and Intangible assets.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

The Company has established disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (“SEC”), and such information is accumulated and communicated to management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure. Management, together with our CEO and CFO, evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2022. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of March 31, 2022.

Changes in Internal Control over Financial Reporting

As previously disclosed under “Item 9A—Controls and Procedures” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, we concluded that our internal control over financial reporting was not effective based on the material weakness identified.

Our remediation efforts were ongoing during the three months ended March 31, 2022. Remediation generally requires making changes to how controls are designed and implemented and then adhering to those changes for a sufficient period of time such that the effectiveness of those changes is demonstrated with an appropriate amount of consistency. We have continued to emphasize the importance of, and monitor the sustained compliance with, the execution of our internal controls over financial reporting. The Company has continued to work with its third-party service provider to ensure that our accounting and reporting for income taxes is accurate. If not remediated the deficiency could result in material misstatements to our consolidated financial statements.

Other than as described in the preceding paragraph, there have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the quarter ended March 31, 2022 that has materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

Information regarding legal preceding is available in Note 9, Commitment and Contingencies.

ITEM 1A. RISK FACTORS.

There have been no material changes from the risk factors disclosed in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

No.	Description	Form	Period Ending	Exhibit	Filing Date

31.1	Rule 13a-14(a)/15d-14(a) Certification of Julie Smolyansky	Filed Herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification of Eric Hanson	Filed Herewith

32.1	Section 1350 Certification of Julie Smolyansky*	Furnished Herewith

32.2	Section 1350 Certification of Eric Hanson*	Furnished Herewith

99.1	Press release dated August 26, 2022 reporting Lifeway’s financial results for the three months ended March 31, 2022.*	Furnished Herewith

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in IXBRL, and included in exhibit 101).

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

LIFEWAY FOODS, INC.

Date: August 26, 2022	By:	/s/ Julie Smolyansky
Julie Smolyansky
Chief Executive Officer, President, and Director
(Principal Executive Officer)

Date: August 26, 2022	By:	/s/ Eric Hanson
Eric Hanson
Chief Financial & Accounting Officer
(Principal Financial and Accounting Officer)

