Form 10-Q
period 2022-06-30
Lifeway Foods, Inc.
filed 2022-09-26
CIK 814586

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒       QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2022

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

Number of shares of Common Stock, no par value, outstanding as of September 19, 2022: 15,496,859.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

LIFEWAY FOODS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

June 30, 2022 and December 31, 2021

(In thousands)

	June 30, 2022	December 31,
	Unaudited	2021
Current assets
Cash and cash equivalents	$6,494	$9,233
Accounts receivable, net of allowance for doubtful accounts and discounts & allowances of $1,220 and $1,170 at June 30, 2022 and December 31, 2021 respectively	10,354	9,930
Inventories, net	8,436	8,285
Prepaid expenses and other current assets	1,100	1,254
Refundable income taxes	784	344
Total current assets	27,168	29,046

Property, plant and equipment, net	20,595	20,130
Operating lease right-of-use asset	179	216
Goodwill	11,704	11,704
Intangible assets, net	7,708	7,978
Other assets	1,800	1,800
Total assets	$69,154	$70,874

Current liabilities
Current portion of note payable	$1,000	$1,000
Accounts payable	6,859	6,614
Accrued expenses	3,166	3,724
Accrued income taxes	–	725
Total current liabilities	11,025	12,063
Line of credit	2,777	2,777
Note payable	2,973	3,470
Operating lease liabilities	86	85
Deferred income taxes, net	3,201	3,201
Other long-term liabilities	–	147
Total liabilities	20,062	21,743

Commitments and contingencies	–	–

Stockholders' equity
Preferred stock, no par value; 2,500 shares authorized; no shares issued or outstanding at June 30, 2022 and December 31, 2021	–	–
Common stock, no par value; 40,000 shares authorized; 17,274 shares issued; 15,473 and 15,435 outstanding at June 30, 2022 and December 31, 2021, respectively	6,509	6,509
Paid-in capital	3,008	2,552
Treasury stock, at cost	(13,156)	(13,436)
Retained earnings	52,731	53,506
Total stockholders' equity	49,092	49,131

Total liabilities and stockholders' equity	$69,154	$70,874

See accompanying notes to consolidated financial statements

LIFEWAY FOODS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

For the three and six months ended June 30, 2022 and 2021

(Unaudited)

(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

Net sales	$33,491	$29,162	$67,590	$58,538

Cost of goods sold	27,207	20,846	55,070	41,358
Depreciation expense	587	639	1,243	1,454
Total cost of goods sold	27,794	21,485	56,313	42,812

Gross profit	5,697	7,677	11,277	15,726

Selling expenses	2,482	2,566	5,684	5,788
General and administrative	2,839	2,617	6,131	5,508
Amortization expense	135	–	270	–
Total operating expenses	5,456	5,183	12,085	11,296

Income from operations	241	2,494	(808)	4,430

Other income (expense):
Interest expense	(52)	(20)	(94)	(42)
Gain on investments	–	–	–	2
Loss on sale of property and equipment	–	(76)	–	(83)
Other (expense) income, net	(4)	(49)	(5)	(59)
Total other income (expense)	(56)	(145)	(99)	(182)

Income before provision for income taxes	185	2,349	(907)	4,248

Provision for income taxes	65	731	(132)	1,324

Net income	$120	$1,618	$(775)	$2,924

Earnings (loss) per common share:
Basic	$0.01	$0.10	$(0.05)	$0.19
Diluted	$0.01	$0.10	$(0.05)	$0.19

Weighted average common shares:
Basic	15,466	15,639	15,450	15,622
Diluted	15,875	15,793	15,772	15,772

See accompanying notes to consolidated financial statements

LIFEWAY FOODS, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

(Unaudited)

(In thousands)

	Common Stock
	Issued		In treasury		Paid-In	Retained	Total
	Shares	$	Shares	$	Capital	Earnings	Equity
Balance, January 1, 2021	17,274	$6,509	(1,669)	$(12,450)	$2,600	$50,195	$46,854

Stock-based compensation	–	–	–	–	64	–	64

Net income	–	–	–	–	–	1,306	1,306

Balance, March 31, 2021	17,274	$6,509	(1,669)	$(12,450)	$2,664	$51,501	$48,224

Issuance of common stock in connection with stock-based compensation	–	–	45	339	(463)	–	(124)

Stock-based compensation	–	–	–	–	287	–	287

Net income	–	–	–	–	–	1,618	1,618

Balance, June 30, 2021	17,274	$6,509	(1,624)	$(12,111)	$2,488	$53,119	$50,005

	Common Stock
	Issued		In treasury		Paid-In	Retained	Total
	Shares	$	Shares	$	Capital	Earnings	Equity
Balance, January 1, 2022	17,274	$6,509	(1,839)	$(13,436)	$2,552	$53,506	$49,131

Stock-based compensation	–	–	–	–	109	–	109

Net income	–	–	–	–	–	(895)	(895)

Balance, March 31, 2022	17,274	$6,509	(1,839)	$(13,436)	$2,661	$52,611	$48,345

Issuance of common stock in connection with stock-based compensation	–	–	38	280	(399)	–	(119)

Stock-based compensation	–	–	–	–	746	–	746

Net loss	–	–	–	–	–	120	120

Balance, June 30, 2022	17,274	$6,509	(1,801)	$(13,156)	$3,008	$52,731	$49,092

See accompanying notes to consolidated financial statements

LIFEWAY FOODS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Six months ended June 30,
	2022	2021
Cash flows from operating activities:
Net (loss) income	$(775)	$2,924
Adjustments to reconcile net (loss) income to operating cash flow:
Depreciation and amortization	1,513	1,454
Non-cash interest expense	3	9
Non-cash rent expense	–	51
Bad debt expense	–	(1)
Deferred revenue	(15)	(15)
Stock-based compensation	547	301
Loss on sale of property and equipment	–	83
(Increase) decrease in operating assets:
Accounts receivable	(424)	(1,154)
Inventories	(151)	(361)
Refundable income taxes	(440)	(323)
Prepaid expenses and other current assets	154	255
Increase (decrease) in operating liabilities:
Accounts payable	246	(305)
Accrued expenses	(462)	1,276
Accrued income taxes	(725)	(547)
Net cash (used in) provided by operating activities	(529)	3,647

Cash flows from investing activities:
Purchases of property and equipment	(1,710)	(1,161)
Net cash used in investing activities	(1,710)	(1,161)

Cash flows from financing activities:
Repayment of note payable	(500)	–
Net cash used in financing activities	(500)	–

Net (decrease) increase in cash and cash equivalents	(2,739)	2,486

Cash and cash equivalents at the beginning of the period	9,233	7,926

Cash and cash equivalents at the end of the period	$6,494	$10,412

Supplemental cash flow information:
Cash paid for income taxes, net	$640	$2,194
Cash paid for interest	$88	$33

Non-cash investing activities
Increase (decrease) in right-of-use assets and operating lease obligations	$36	$27

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

Restatement of Previously Issued Consolidated Financial Statements

As previously disclosed in Note 1 to the Company’s consolidated financial statements included in the 2021 Form 10-K, the Company identified past errors in the accounting for deferred income tax liabilities and goodwill that resulted from a 2009 acquisition when preparing the 2021 consolidated financial statements. In the 2021 Form 10-K, the Company restated its historical consolidated financial statements to properly reflect the impact of the 2009 acquisition, which resulted in adjustments to goodwill and deferred income tax liabilities in the affected periods. The consolidated financial statements for the three and six months ended June 30, 2021 included in this Quarterly Report on Form 10-Q have been similarly restated to reflect the correction of these errors and should be read in conjunction with Notes 1 and 17 to the Company’s consolidated financial statements included in the 2021 Form 10-K.

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

Cash and cash equivalents

The Company has $580 of restricted cash which is included in cash and cash equivalents as of June 30, 2022. The restricted cash balance represents escrow funds deposited by Lifeway in connection with the August 18, 2021 acquisition of certain assets of GlenOaks Farms, Inc. The funds are security for the liability and indemnity obligations of seller as defined under the asset purchase agreement. The funds will remain in escrow for twelve months from the acquisition closing date, at which time the funds, less any amounts for outstanding seller obligations, will be remitted to the sellers.

Advertising and promotional costs

Lifeway expenses advertising costs as incurred and is reported in Selling expense in the Company’s consolidated statement of operations. Total advertising expense was $1,738 and $2,166 for the six months ended June 30, 2022 and 2021, respectively. For the three months ended June 30, 2022 and 2021 total advertising expenses were $533 and $773, respectively.

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

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, in November 2018 issued an amendment, ASU 2018-19, Codification Improvements to Topic 326, Financial Instruments - Credit Losses, and in November 2019 issued two amendments, ASU 2019-10, Financial Instruments—Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842): Effective Dates, and ASU 2019-11, Codification Improvements to Topic 326, Financial Instruments—Credit Losses. The series of new guidance amends the impairment model by requiring entities to use a forward-looking approach based on expected losses rather than incurred losses to estimate credit losses on certain types of financial instruments, including trade receivables. This may result in the earlier recognition of allowances for losses. The guidance should be applied on either a prospective transition or modified-retrospective approach depending on the subtopic. The guidance is effective for annual periods beginning after December 15, 2022, including interim periods within those fiscal years, with early adoption permitted. Management is currently evaluating the impact that the new guidance and does not currently expect the adoption of this ASU to have a material impact on its consolidated financial statements.

Note 3 – Inventories, net

Inventories consisted of the following:

	June 30, 2022	December 31, 2021
Ingredients	$2,220	$2,279
Packaging	2,707	2,723
Finished goods	3,509	3,283
Total inventories	$8,436	$8,285

Note 4 – Property, Plant and Equipment, net

Property, plant and equipment consisted of the following:

	June 30, 2022	December 31, 2021
Land	$1,565	$1,565
Buildings and improvements	18,079	17,920
Machinery and equipment	32,620	32,073
Vehicles	640	640
Office equipment	900	900
Construction in process	1,360	417
	55,164	53,515
Less accumulated depreciation	(34,569)	(33,385)
Total property, plant and equipment, net	$20,595	$20,130

Note 5 – Goodwill and Intangible Assets

Goodwill

Goodwill consisted of the following:

Total
Balance at December 31, 2021, before accumulated impairment loses	$12,948
Accumulated impairment losses	(1,244)
Balance at December 31, 2021	$11,704
Balance at June 30, 2022	$11,704

Intangible Assets

Other intangible assets, net consisted of the following:

	June 30, 2022			December 31, 2021
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Intangible assets with finite lives:
Recipes	$44	$(44)	$–	$44	$(44)	$–
Customer lists and other customer related intangibles	4,529	(4,529)	–	4,529	(4,529)	–
Customer relationship	3,385	(1,132)	2,253	3,385	(1,052)	2,333
Brand names	7,948	(2,493)	5,455	4,248	(2,303)	1,945
Formula	438	(438)	–	438	(438)	–
Total finite lived intangible assets	$16,344	$(8,636)	$7,708	$12,644	$(8,366)	$4,278

Intangible assets with indefinite lives:
Brand names (1)	$–	$–	$–	$3,700	$–	$3,700
Total intangible assets	$16,344	$(8,636)	$7,708	$16,344	$(8,366)	$7,978

(1)	During the fourth quarter of 2021, the Company completed an assessment of the useful life of its one indefinite-lived brand name intangible asset and determined that it should adjust the estimated useful life from an indefinite length to 15 years. The change in accounting estimate was effective January 1, 2022, at which time the Company began amortizing the intangible asset over 15 years. The cost and accumulated amortization is included in Brand Names in the intangible assets with finite lives in the table above as of January 1, 2022. The Company has reclassified the $3,700 net book value as of December 31, 2021 from goodwill to finite lived intangible assets to conform the presentation as of June 30, 2022.

Estimated amortization expense on intangible assets for the next five years is as follows:

Year	Amortization
Six months ended December 31, 2022	$270
2023	$540
2024	$540
2025	$540
2026	$540

Note 6 – Accrued Expenses

Accrued expenses consisted of the following:

	June 30, 2022	December 31, 2021
Payroll and incentive compensation	$2,305	$2,951
Real estate taxes	415	359
Current portion of operating lease liabilities	93	131
Other	353	283
Total accrued expenses	$3,166	$3,724

Note 7 – Debt

Note payable consisted of the following:

	June 30, 2022	December 31, 2021
Term loan due August 18, 2026. Interest (3.55% at June 30, 2022) payable monthly.	$4,000	$4,500
Unamortized deferred financing costs	(27)	(30)
Total note payable	3,973	4,470
Less current portion	(1,000)	(1,000)
Total long-term portion	$2,973	$3,470

The scheduled maturities of the term loan, excluding deferred financing costs, at June 30, 2022 are as follows:

Six months ended December 31, 2022	$500
2023	1,000
2024	1,000
2025	1,000
2026	500
Total term loan	$4,000

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

The Modified Credit Agreement includes customary representations, warranties, and covenants, including financial covenants requiring the Company to maintain a fixed charge coverage ratio of no less than 1.25 to 1.00, and a minimum working capital financial covenant, as defined, of no less than $11.25 million, in each of the fiscal quarters ending through the expiration date. The Modified Credit Agreement continues to provide for events of default, including failure to repay principal and interest when due and failure to perform or violation of the provisions or covenants of the agreement, as a result of which amounts due under the Modified Credit Agreement may be accelerated. The loans and all other amounts due and owed under the Credit Agreement and related documents are secured by substantially all of the Company’s assets.

Lifeway was in compliance with the fixed charge coverage ratio and minimum working capital covenants at June 30, 2022.

Revolving Credit Facility

As of June 30, 2022, the Company had $2,777 outstanding under the Revolving Credit Facility. The Company had $2,223 available for future borrowings under the Revolving Credit Facility as of June 30, 2022. Lifeway’s interest rate on debt outstanding under the Revolving Credit Facility as of June 30, 2022 was 3.07%.

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

The Company does not record leases with an initial term of 12 months or less on the balance sheet. Expense for these short-term leases is recorded on a straight-line basis over the lease term. Total lease expense was $147 and $169 (including short term leases) for the six months ended June 30, 2022 and 2021, respectively. Total lease expense was $82 and $91 (including short term leases) for the three months ended June 30, 2022 and 2021, respectively.

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

Future maturities of lease liabilities were as follows:

Year	Operating Leases
Six months ended June 30, 2022	$77
2023	63
2024	46
2025	22
2026	6
Thereafter	–
Total lease payments	214
Less: Interest	(35)
Present value of lease liabilities	$179

The weighted-average remaining lease term for its operating leases was 2.39 years as of June 30, 2022. The weighted average discount rate of its operating leases was 13.33% as of June 30, 2022. Cash paid for amounts included in the measurement of lease liabilities was $85 and $107 for the six months ended June 30, 2022 and 2021, respectively. Cash paid for amounts included in the measurement of lease liabilities was $42 and $52 for the three months ended June 30, 2022 and 2021, respectively.

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

Note 10 – Income taxes

Income taxes were recognized at effective rates of 14.5% and 31.2% for the six months ended June 30, 2022 and 2021, respectively. The effective tax rate for the three months ended June 30, 2022 was 35.3% compared to 31.1% for the three months ended June 30, 2022.

The Company has historically calculated the provision for income taxes during interim reporting periods by applying an estimate of the annual effective tax rate for the full fiscal year income, excluding unusual or infrequently occurring discrete items, for the reporting period. In accordance with the authoritative guidance, the Company used a discrete effective tax rate method to calculate income taxes for the quarter and year to date periods ended June 30, 2022 because small changes in the estimated level and mix of annual income or loss by jurisdiction would result in significant changes in the estimated annual effective tax rate making the historical method unreliable.

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

Unrecognized tax benefits were $0 and $97 at June 30, 2022 and 2021, respectively. The Company settled its one unrecognized tax benefit during the quarter ended March 31, 2022. The Company does not expect material changes to its unrecognized tax benefits during the next twelve months. However, the outcome of tax audits cannot be predicted with certainty. If a tax audit is resolved in a manner inconsistent with its expectations, the Company could be required to adjust its provision for income taxes in the period such resolution occurs.

Note 11 – Stock-based and Other Compensation

In December 2015, Lifeway stockholders approved the 2015 Omnibus Incentive Plan, which authorized the issuance of an aggregate of 3.5 million shares to satisfy awards of stock options, stock appreciation rights, unrestricted stock, restricted stock, restricted stock units, performance shares and performance units to qualifying employees. Under the Plan, the Board or its Audit and Corporate Governance Committee approves stock awards to executive officers and certain senior executives, generally in the form of restricted stock or performance shares. The number of performance shares that participants may earn depends on the extent to which the corresponding performance goals have been achieved. Stock awards generally vest over a three-year performance or service period. At June 30, 2022, 3.248 million shares remain available under the Omnibus Incentive Plan. While the Company plans to continue to issue awards pursuant to the Plan at least annually, it may choose to suspend the issuance of new awards in the future and may grant additional awards at any time including issuing special grants of restricted stock, restricted stock units, and stock options to attract and retain new and existing executives.

Stock Options

The following table summarizes stock option activity during the six months ended June 30, 2022:

	Options	Weighted average exercise price	Weighted average remaining contractual life	Aggregate intrinsic value

Outstanding at December 31, 2021	41	$10.42	4.22	$–
Granted	–	–	–	–
Exercised	–	–	–	–
Forfeited	–	–	–	–
Outstanding at June 30, 2022	41	$10.42	3.72	$–
Exercisable at June 30, 2022	41	$10.42	3.72	$–

As of December 31, 2019, all outstanding options were vested and there was no remaining unearned compensation expense.

Restricted Stock Awards

A Restricted Stock Award (“RSA”) represents the right to receive one share of common stock in the future. RSAs have no exercise price. The grant date fair value of the awards is equal to the Company’s closing stock price on the grant date. Lifeway expenses RSAs over the service period. Board members may elect to defer receipt of their awards until their departure from the Board of Directors, subject to shareholder ratification at the 2022 annual shareholders meeting. The following table summarizes RSA activity during the six months ended June 30, 2022.

	Restricted Stock Awards	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2021	94	$4.50
Granted	1	5.60
Shares issued upon vesting	(5)	3.65
Forfeited	–	–
Outstanding at June 30, 2022	90	$4.52
Vested and deferred at June 30, 2022	35	$5.60

For the six months ended June 30,2022 and 2021 total pre-tax stock-based compensation expense recognized in the consolidated statements of operations was $127 and $69, respectively. For the six months ended June 30,2022 and 2021 tax-related benefits of $35 and $20, respectively, were also recognized. For the three months ended June 30, 2022 and 2021 total pre-tax stock-based compensation expense recognized in the consolidated statements of operations was $64 and $33, respectively. For the three months ended June 30, 2022 and 2021 tax-related benefits of $17 and $9, respectively, were also recognized. Future compensation expense related to restricted stock awards was $72 as of June 30, 2022 and will be recognized on a weighted average basis over the next 1.20 years.

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

2020 CEO Incentive Award

During the fourth quarter 2020, Lifeway awarded a long-term equity-based incentive of $750 to its Chief Executive Officer (the “2020 CEO Award”) depending on Lifeways 2020 performance levels compared to the respective targets. The equity-based incentive compensation is payable in restricted stock that vests one-third in April 2022, one-third in April 2023, and one-third in April 2024. The issuance of vested equity awards is subject to approval under the Stock Purchase Agreement dated October 1, 1999. For the six months ended June 30, 2022 and 2021, $142 and $170 was expensed as stock-based compensation expense in the consolidated statements of operations, respectively. For the three months ended June 30, 2022 and 2021, $57 and $80 was expensed as stock-based compensation expense in the consolidated statements of operations, respectively. As of June 30, 2022, the total remaining unearned compensation was $217, of which $87 will be recognized in 2022, $106 in 2023, $24 in 2024, respectively, subject to vesting. During Q2 2021, the number of shares awarded became fixed and determinable. Therefore, the award liability was reclassified from long-term liabilities to paid in capital.

2021 Equity Award

Under the 2021 Plan, collectively the participants can earn equity-based incentive compensation in amounts ranging from $0 to $1,069 depending on Lifeway’s achievement of the respective financial target. The equity-based incentive compensation is payable in restricted stock that is expected to vest one-third in March 2022, one-third in March 2023, and one-third in March 2024. For the six months ended June 30, 2022 and 2021, $278 and $0 was expensed as stock-based compensation expense in the consolidated statements of operations, respectively. For the three months ended June 30, 2022 and 2021, $112 and $0 was expensed as stock-based compensation expense in the consolidated statements of operations, respectively. As of June 30, 2022, the total remaining unearned compensation was $404, of which $171 will be recognized in 2022, $194 in 2023, $39 in 2024, respectively, subject to vesting. During Q2 2022, the number of shares awarded became fixed and determinable. Therefore, the award liability was reclassified from long-term liabilities to paid in capital.

Retirement Benefits

Lifeway has a defined contribution plan which is available to substantially all full-time employees. Under the terms of the plan, the Company matches employee contributions under a prescribed formula. For the six months ended June 30, 2022 and 2021 total contribution expense recognized in the consolidated statements of operations was $231 and $218, respectively. For the three months ended June 30, 2022 and 2021 total contribution expense recognized in the consolidated statements of operations was $102 and $105, respectively.

Note 12 – Products and Customers

Lifeway’s primary product is drinkable kefir. The Company manufactures (directly or through a co-manufacturer) and markets products under the Lifeway, Fresh Made, and GlenOaks Farms brand names, as well as under private labels on behalf of certain customers.

The Company’s product categories are:

•	Drinkable Kefir, a cultured dairy product sold in a variety of organic and non-organic sizes, flavors, and types.
•	European-style soft cheeses, including farmer cheese, white cheese, and Sweet Kiss.
•	Cream and other, which primarily consists of cream, a byproduct of raw milk processing.
•	Drinkable Yogurt, sold in a variety of sizes and flavors.
•	ProBugs, a line of kefir products designed for children.
•	Other Dairy, which primarily consists of Fresh Made butter and sour cream.

Net sales by product category were as follows for the six months ended June 30:

	2022		2021
	$	%	$	%
Drinkable Kefir other than ProBugs	$52,482	78%	$48,373	82%
Cheese	6,022	9%	6,221	11%
Cream and other	3,564	5%	1,691	3%
Drinkable yogurt	3,077	5%	–	0%
ProBugs Kefir	1,599	2%	1,431	2%
Other dairy	846	1%	822	2%
Net Sales	$67,590	100%	$58,538	100%

Net sales of products by category were as follows for the three months ended June 30:

	2022		2021
	$	%	$	%
Drinkable Kefir other than ProBugs	$26,120	78%	$24,170	82%
Cheese	2,998	9%	3,022	11%
Cream and other	1,596	5%	828	3%
Drinkable yogurt	1,526	5%	–	–
ProBugs Kefir	817	2%	751	2%
Other dairy	434	1%	391	2%
Net Sales	$33,491	100%	$29,162	100%

Significant Customers – Sales are predominately to companies in the retail food industry located within the United States. Two major customers accounted for approximately 22% of net sales for the six months ended June 30, 2022 and 2021. Two major customers accounted for approximately 22% and 23% of net sales for the three months ended June 30, 2022 and 2021, respectively.

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

Service fees earned are included in general and administrative expenses in the accompanying consolidated statements of operations and were $22 and $250 during each of the six months ended June 30, 2022 and 2021, respectively. Service fees earned are included in general and administrative expenses in the accompanying consolidated statements of operations and were $0 and $125 during each of the three months ended June 30, 2022 and 2021, respectively.

Lifeway is also a party to an endorsement agreement, dated as March 14, 2016, by and between the Company and Ludmila Smolyansky, a member of the Company’s Board of Directors and former Chairperson of its Board of Directors (the “Endorsement Agreement”) under which it pays the Chairperson a royalty based on the sale of certain Lifeway products, not to exceed $50 in any fiscal month. Royalties earned are included in selling expenses in the accompanying consolidated statements of operations and were $300 during each of the six months ended June 30, 2022 and 2021. Royalties earned were $150 during each of the three months ended June 30, 2022 and 2021.

Note 14 – Subsequent Events

On September 6, 2022, the Company entered into an agreement (the “Termination Agreement”) with Ludmila Smolyansky to terminate the Endorsement Agreement.

Pursuant to the Termination Agreement, the Company and Ms. Smolyansky have agreed, among other things, that (i) the Company will pay Ms. Smolyansky a lump sum payment of $400,000, (ii) Ms. Smolyansky will no longer have any further claims against the Company under the Endorsement Agreement, and (iii) the Endorsement Agreement was terminated as of September 6, 200 and of no further force or effect except for the provisions thereof that expressly survive termination.

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

Results of Operations

Three Months Ended June 30, 2022 Compared to Three Months Ended June 30, 2021

The following table presents certain information concerning our financial results, including information presented as a percentage of consolidated net sales:

	Three Months Ended June 30,
	2022			2021
	$	%		$	%
Net sales	33,491	100.0%		29,162	100.0%

Cost of goods sold	27,207	81.2%		20,846	71.5%
Depreciation expense	587	1.8%		639	2.2%
Total cost of goods sold	27,794	83.0%		21,485	73.7%

Gross profit	5,697	17.0%		7,677	26.3%

Selling expenses	2,482	7.4%		2,566	8.8%
General & administrative expenses	2,839	8.5%		2,617	9.0%
Amortization expense	135	0.4%		–	0.0%
Total operating expenses	5,456	16.3%		5,183	17.8%

Income from operations	241	0.7%		2,494	8.6%

Other (expense) income:
Interest expense	(52)	(0.2%	)	(20)	(0.1%	)
Loss on sales or property and equipment	–	0.0%		(76)	(0.2%	)
Other (expense) income, net	(4)	0.0%		(49)	(0.2%	)
Total other (expense) income	(56)	(0.2%	)	(145)	(0.5%	)

Income before provision for income taxes	185	0.5%		2,349	8.1%

Provision for income taxes	65	0.2%		731	2.5%

Net income	120	0.3%		1,618	5.5%

Net Sales

Net sales finished at $33,491 for the three-month period ended June 30, 2022, an increase of $4,329 or 14.8% versus prior year. The net sales increase was primarily driven by higher volumes of our branded drinkable kefir and the impact of price increases implemented during the first quarter of 2022, and to a lesser extent the favorable impact of our acquisition of GlenOaks Farms during the third quarter of 2021.

Gross Profit

Gross profit as a percentage of net sales was 17.0% during the three-month period ended June 30, 2022. Gross profit percentage was 26.3% in the prior year. The decrease versus the prior year was primarily due to the unfavorable impact of milk pricing, and to a lesser extent the increased pricing of freight and other inputs, partially offset by the decrease in depreciation expense. We expect to see continued pressure in milk pricing and other input costs during the fiscal year 2022.

Selling Expenses

Selling expenses decreased by $84 to $2,482 during the three-month period ended June 30, 2022 from $2,566 during the same period in 2021.

General and Administrative Expenses

General and administrative expenses increased $222 to $2,839 during the three-month period ended June 30, 2022 from $2,617 during the same period in 2021. The increase is primarily a result of increased legal and professional fees, which includes expense related to the fiscal year 2020 Form 10-K restatement, partially offset by lower consulting expense to our Chairperson of the Board of Directors.

Provision for Income Taxes

The provision for income taxes was $65 and $731 during the three months ended June 30, 2022 and 2021, respectively.

The effective income tax rate for the three months ended June 30, 2022 was 35.3% compared to 31.1% in the same period last year. The statutory Federal and state tax rates remained consistent from 2021 to 2022. The Company has items that are nondeductible or are discrete adjustments to tax expense. The company consistently reflects non-deductible officer compensation expense, non-deductible compensation expense related to equity incentive awards and separate state tax rates from period to period. Although similar items were reflected in 2022, the percentage effect is different due to the difference in pre-tax (loss) income in 2022 compared to 2021.

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

Six Months Ended June 30, 2022 Compared to Six Months Ended June 30, 2021

The following table presents certain information concerning our financial results, including information presented as a percentage of consolidated net sales:

	Six Months Ended June 30,
	2022			2021
	$	%		$	%
Net sales	67,590	100.0%		58,538	100.0%

Cost of goods sold	55,070	81.5%		41,358	70.7%
Depreciation expense	1,243	1.8%		1,454	2.4%
Total cost of goods sold	56,313	83.3%		42,812	73.1%

Gross profit	11,277	16.7%		15,726	26.9%

Selling expenses	5,684	8.4%		5,788	9.9%
General & administrative expenses	6,131	9.1%		5,508	9.4%
Amortization expense	270	0.4%		–	0.0%
Total operating expenses	12,085	17.9%		11,296	19.3%

(Loss) income from operations	(808)	(1.2%	)	4,430	7.6%

Other (expense) income:
Interest expense	(94)	(0.1%	)	(42)	(0.1%	)
Gain on investment	–			2	0.0%
Loss on sales or property and equipment	–	0.0%		(83)	(0.1%	)
Other (expense) income, net	(5)	0.0%		(59)	(0.1%	)
Total other (expense) income	(99)	(0.1%	)	(182)	(0.3%	)

(Loss) income before provision for income taxes	(907)	(1.3%	)	4,248	7.3%

(Benefit) provision for income taxes	(132)	(0.2%	)	1,324	2.3%

Net (loss) income	(755)	(1.1%	)	2,924	5.0%

Net Sales

Net sales finished at $67,590 for the six-month period ended June 30, 2022, an increase of $9,052 or 15.5% versus prior year. The net sales increase was primarily driven by higher volumes of our branded drinkable kefir and the impact of price increases implemented during the quarter, and to a lesser extent the favorable impact of our acquisition of GlenOaks Farms during the third quarter of 2021.

Gross Profit

Gross profit as a percentage of net sales was 16.7% during the six-month period ended June 30, 2022. Gross profit percentage was 26.9% in the prior year. The decrease versus the prior year was primarily due to the unfavorable impact of milk pricing, and to a lesser extent the increased pricing of freight and other inputs, partially offset by the decrease in depreciation expense. We expect to see continued pressure in milk pricing and other input costs during the fiscal year 2022.

Selling Expenses

Selling expenses decreased by $104 to $5,684 during the six-month period ended June 30, 2022 from $5,788 during the same period in 2021.

General and Administrative Expenses

General and administrative expenses increased $623 to $6,131 during the six-month period ended June 30, 2022 from $5,508 during the same period in 2021. The increase is primarily a result of increased legal and professional fees, which includes expense related to the fiscal year 2020 Form 10-K restatement, partially offset by lower consulting expense to our Chairperson of the Board of Directors.

Provision for Income Taxes

The provision for income taxes was $(132) and $1,324 during the six months ended June 30, 2022 and 2021, respectively.

The effective income tax rate for the six months ended June 30, 2022 was 14.5% compared to 31.2% in the same period last year. The statutory Federal and state tax rates remained consistent from 2021 to 2022. The Company has items that are nondeductible or are discrete adjustments to tax expense. The company consistently reflects non-deductible officer compensation expense, non-deductible compensation expense related to equity incentive awards and separate state tax rates from period to period. Although similar items were reflected in 2022, the percentage effect is different due to the difference in pre-tax (loss) income in 2022 compared to 2021.

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

If additional borrowings are needed, $2,223 was available under the Revolving Credit Facility as of June 30, 2022 (see Note 7, Debt). We are in compliance with the terms of the Credit Agreement and expect to meet foreseeable financial requirements. The success of our business and financing strategies will continue to provide us with the financial flexibility to take advantage of various opportunities as they arise. To date, we have been successful in generating cash and obtaining financing as needed. However, in connection with the COVID-19 pandemic or other circumstances, if a serious economic or credit market crisis ensues, it could have a negative effect on our liquidity, results of operations and financial condition.

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

Cash Flow

The following table is derived from our Consolidated Statement of Cash Flows:

	Six Months Ended June 30,
	2022	2021
Net cash (used in) provided by operating activities	$(529)	$3,647
Net cash used in investing activities	$(1,710)	$(1,161)
Net cash used in financing activities	$(500)	$–

Operating Activities

Net cash used in operating activities was $529 during the six-month period ended June 30, 2022 compared to net cash provided by operating activities of $3,647 in the same period in 2021. The decrease was primarily due to lower cash earnings, which reflect the impact of input and freight cost inflation in 2022, and the change in working capital.

Investing Activities

Net cash used in investing activities was $1,710 during the six-month period ended June 30, 2022 compared to $1,161 in the same period in 2021. The increase in cash used reflects higher capital spending. Our capital spending is focused in three core areas: growth, cost reduction, and facility improvements. Growth capital spending supports new product innovation and enhancements. Cost reduction and facility improvements support manufacturing efficiency, safety, and productivity.

Financing Activities

Net cash used in financing activities was $500 during the six-month period ended June 30, 2022 compared to net cash provided by financing activities of $0 in the same period in 2021. The increase in cash used relates to quarterly principal payments under the term loan entered into during August 2021 in connection with the acquisition of GlenOaks Farms, Inc.

Debt Obligations

As of June 30, 2022, the Company had $2,777 outstanding and $2,223 available for future borrowings under the revolving line of credit. Under the credit agreement, the Revolving Credit facility matures on June 30, 2025. The were no letters of credit issued or outstanding as of June 30, 2022.

The Company had $3,973 outstanding under the note payable, net of $27 of unamortized deferred financing fees, as of June 30, 2022,

The Company’s interest rate on debt outstanding under the revolving line of credit and note payable as of June 30, 2022 was 3.07% and 3.55%, respectively.

The Company is in compliance with all applicable financial debt covenants as of June 30, 2022. See Note 7 to our Consolidated Financial Statements for additional information regarding our indebtedness and related agreements.

Recent Accounting Pronouncements

Information regarding recent accounting pronouncements is provided in Note 2 – Summary of Significant Accounting Policies.

Critical Accounting Policies and Estimates

A description of the Company's critical accounting policies and estimates is contained in its Annual Report on Form 10-K for the year ended December 31, 2021. There were no material changes to the Company’s critical accounting policies and estimates in the six months ended June 30, 2022, except for the change in estimated useful life of one brand name intangible asset which is disclosed in Note 5 – Goodwill and Intangible assets.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

The Company has established disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (“SEC”), and such information is accumulated and communicated to management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure. Management, together with our CEO and CFO, evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2022. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of June 30, 2022.

Changes in Internal Control over Financial Reporting

As previously disclosed under “Item 9A—Controls and Procedures” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, we concluded that our internal control over financial reporting was not effective based on the material weakness identified.

Our remediation efforts were ongoing during the three months ended June 30, 2022. Remediation generally requires making changes to how controls are designed and implemented and then adhering to those changes for a sufficient period of time such that the effectiveness of those changes is demonstrated with an appropriate amount of consistency. We have continued to emphasize the importance of, and monitor the sustained compliance with, the execution of our internal controls over financial reporting. The Company has continued to work with its third-party service provider to ensure that our accounting and reporting for income taxes is accurate. If not remediated the deficiency could result in material misstatements to our consolidated financial statements.

Other than as described in the preceding paragraph, there have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the quarter ended June 30, 2022 that has materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

No.	Description	Form	Period Ending	Exhibit	Filing Date

31.1	Rule 13a-14(a)/15d-14(a) Certification of Julie Smolyansky	Filed Herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification of Eric Hanson	Filed Herewith

32.1	Section 1350 Certification of Julie Smolyansky*	Furnished Herewith

32.2	Section 1350 Certification of Eric Hanson*	Furnished Herewith

99.1	Press release dated September 26, 2022 reporting Lifeway’s financial results for the six months ended June 30, 2022.*	Furnished Herewith

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in IXBRL, and included in exhibit 101).

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

LIFEWAY FOODS, INC.

Date: September 26, 2022	By:	/s/ Julie Smolyansky
Julie Smolyansky
Chief Executive Officer, President, and Director
(Principal Executive Officer)

Date: September 26, 2022	By:	/s/ Eric Hanson
Eric Hanson
Chief Financial & Accounting Officer
(Principal Financial and Accounting Officer)

