Form 10-Q
period 2022-09-30
Lifeway Foods, Inc.
filed 2022-11-14
CIK 814586

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒       QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2022

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

Number of shares of Common Stock, no par value, outstanding as of November 9, 2022: 15,495,102.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

LIFEWAY FOODS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

September 30, 2022 and December 31, 2021

(In thousands)

	September 30, 2022	December 31,
	Unaudited	2021
Current assets
Cash and cash equivalents	$8,933	$9,233
Accounts receivable, net of allowance for doubtful accounts and discounts & allowances of $1,400 and $1,170 at September 30, 2022 and December 31, 2021 respectively	11,507	9,930
Inventories, net	9,192	8,285
Prepaid expenses and other current assets	1,369	1,254
Refundable income taxes	653	344
Total current assets	31,654	29,046

Property, plant and equipment, net	20,905	20,130
Operating lease right-of-use asset	135	216
Goodwill	11,704	11,704
Intangible assets, net	7,573	7,978
Other assets	1,800	1,800
Total assets	$73,771	$70,874

Current liabilities
Current portion of note payable	$1,000	$1,000
Accounts payable	9,119	6,614
Accrued expenses	4,378	3,724
Accrued income taxes	–	725
Total current liabilities	14,497	12,063
Line of credit	2,777	2,777
Note payable	2,725	3,470
Operating lease liabilities	74	85
Deferred income taxes, net	3,201	3,201
Other long-term liabilities	–	147
Total liabilities	23,274	21,743

Commitments and contingencies	–	–

Stockholders' equity
Preferred stock, no par value; 2,500 shares authorized; no shares issued or outstanding at September 30, 2022 and December 31, 2021	–	–
Common stock, no par value; 40,000 shares authorized; 17,274 shares issued; 15,495 and 15,435 outstanding at September 30, 2022 and December 31, 2021, respectively	6,509	6,509
Paid-in capital	3,271	2,552
Treasury stock, at cost	(12,997)	(13,436)
Retained earnings	53,714	53,506
Total stockholders' equity	50,497	49,131

Total liabilities and stockholders' equity	$73,771	$70,874

See accompanying notes to consolidated financial statements

LIFEWAY FOODS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

For the three and nine months ended September 30, 2022 and 2021

(Unaudited)

(In thousands, except per share data)

	Three Months Ended September 30,		Nine months Ended September 30,
	2022	2021	2022	2021

Net sales	$38,140	$29,553	$105,730	$88,091

Cost of goods sold	29,962	21,915	85,032	63,273
Depreciation expense	590	645	1,833	2,099
Total cost of goods sold	30,552	22,560	86,865	65,372

Gross profit	7,588	6,993	18,865	22,719

Selling expenses	2,843	2,722	8,527	8,510
General and administrative	3,415	3,194	9,546	8,702
Amortization expense	135	33	405	33
Total operating expenses	6,393	5,949	18,478	17,245

Income from operations	1,195	1,044	387	5,474

Other income (expense):
Interest expense	(77)	(30)	(171)	(72)
Gain on investments	–	–	–	2
Loss on sale of property and equipment	–	(5)	–	(88)
Other (expense) income, net	(5)	(2)	(10)	(61)
Total other income (expense)	(82)	(37)	(181)	(219)

Income before provision (benefit) for income taxes	1,113	1,007	206	5,255

Provision (benefit) for income taxes	130	527	(2)	1,851

Net income	$983	$480	$208	$3,404

Earnings (loss) per common share:
Basic	$0.06	$0.03	$0.01	$0.22
Diluted	$0.06	$0.03	$0.01	$0.22

Weighted average common shares:
Basic	15,490	15,473	15,462	15,572
Diluted	15,848	15,651	15,759	15,712

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

LIFEWAY FOODS, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

(Unaudited)

(In thousands)

	Common Stock
	Issued		In treasury		Paid-In	Retained	Total
	Shares	$	Shares	$	Capital	Earnings	Equity
Balance, January 1, 2022	17,274	$6,509	(1,839)	$(13,436)	$2,552	$53,506	$49,131

Stock-based compensation	–	–	–	–	109	–	109

Net loss	–	–	–	–	–	(895)	(895)

Balance, March 31, 2022	17,274	$6,509	(1,839)	$(13,436)	$2,661	$52,611	$48,345

Issuance of common stock in connection with stock-based compensation	–	–	38	280	(399)	–	(119)

Stock-based compensation	–	–	–	–	746	–	746

Net income	–	–	–	–	–	120	120

Balance, June 30, 2022	17,274	$6,509	(1,801)	$(13,156)	$3,008	$52,731	$49,092

Issuance of common stock in connection with stock-based compensation	–	–	22	159	(159)	–	–

Treasury stock purchased	–	–	–	–	–	–		-

Stock-based compensation	–	–	–	–	422	–	422

Net income	–	–	–	–	–	983	983

Balance, September 30, 2022	17,274	$6,509	(1,779)	$(12,997)	$3,271	$53,714	$50,497

See accompanying notes to consolidated financial statements

LIFEWAY FOODS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Nine months ended September 30,
	2022	2021
Cash flows from operating activities:
Net income	$208	$3,404
Adjustments to reconcile net income to operating cash flow:
Depreciation and amortization	2,238	2,132
Non-cash interest expense	5	9
Non-cash rent expense	–	1
Bad debt expense	–	6
Deferred revenue	(23)	(23)
Stock-based compensation	755	608
Loss on sale of property and equipment	–	88
(Increase) decrease in operating assets:
Accounts receivable	(1,576)	(1,832)
Inventories	(907)	(642)
Refundable income taxes	(309)	(384)
Prepaid expenses and other current assets	(115)	(152)
Increase (decrease) in operating liabilities:
Accounts payable	3,085	1,695
Accrued expenses	1,003	1,498
Accrued income taxes	(725)	(553)
Net cash provided by operating activities	3,639	5,855

Cash flows from investing activities:
Purchases of property and equipment	(2,609)	(1,685)
Acquisition, net of cash acquired	(580)	(5,220)
Net cash used in investing activities	(3,189)	(6,905)

Cash flows from financing activities:
Purchase of treasury stock	–	(1,583)
Payment of deferred financing cost	–	(25)
Proceeds from note payable	–	5,000
Repayment of note payable	(750)	(250)
Net cash used in financing activities	(750)	3,142

Net (decrease) increase in cash and cash equivalents	(300)	2,092

Cash and cash equivalents at the beginning of the period	9,233	7,926

Cash and cash equivalents at the end of the period	$8,933	$10,018

Supplemental cash flow information:
Cash paid for income taxes, net	$640	$2,788
Cash paid for interest	$158	$60

Non-cash investing activities
Increase (decrease) in right-of-use assets and operating lease obligations	$19	$45

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

Restatement of Previously Issued Consolidated Financial Statements

As previously disclosed in Note 1 to the Company’s consolidated financial statements included in the 2021 Form 10-K, the Company identified past errors in the accounting for deferred income tax liabilities and goodwill that resulted from a 2009 acquisition when preparing the 2021 consolidated financial statements. In the 2021 Form 10-K, the Company restated its historical consolidated financial statements to properly reflect the impact of the 2009 acquisition, which resulted in adjustments to goodwill and deferred income tax liabilities in the affected periods. The consolidated financial statements for the three and nine months ended September 30, 2021 included in this Quarterly Report on Form 10-Q have been similarly restated to reflect the correction of these errors and should be read in conjunction with Notes 1 and 17 to the Company’s consolidated financial statements included in the 2021 Form 10-K.

Reclassification

Certain amounts have been reclassified from cash flows from investing to cash flows from operations on the consolidated statement of cash flows for the nine months ended September 31, 2021. This reclassification had no impact on the consolidated statements of operations, consolidated balance sheets, or consolidated statements of stockholders’ equity. The Company determined the reclassification to be immaterial to the previously filed consolidated financial statements.

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

Cash and cash equivalents

The Company has $0 of restricted cash which is included in cash and cash equivalents as of September 30, 2022. The restricted cash escrow funds of $580 were deposited by Lifeway in connection with the August 18, 2021 acquisition of certain assets of GlenOaks Farms, Inc. The funds were security for the liability and indemnity obligations of seller as defined under the asset purchase agreement. The escrow funds of $580 were remitted to the sellers in August 2022.

Advertising and promotional costs

Lifeway expenses advertising costs as incurred and is reported in Selling expense in the Company’s consolidated statement of operations. Total advertising expense was $2,585 and $2,892 for the nine months ended September 30, 2022 and 2021, respectively. For the three months ended September 30, 2022 and 2021 total advertising expenses were $848 and $726, respectively.

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

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, in November 2018 issued an amendment, ASU 2018-19, Codification Improvements to Topic 326, Financial Instruments - Credit Losses, and in November 2019 issued two amendments, ASU 2019-10, Financial Instruments – Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842): Effective Dates, and ASU 2019-11, Codification Improvements to Topic 326, Financial Instruments – Credit Losses. The series of new guidance amends the impairment model by requiring entities to use a forward-looking approach based on expected losses rather than incurred losses to estimate credit losses on certain types of financial instruments, including trade receivables. This may result in the earlier recognition of allowances for losses. The guidance should be applied on either a prospective transition or modified-retrospective approach depending on the subtopic. The guidance is effective for annual periods beginning after December 15, 2022, including interim periods within those fiscal years, with early adoption permitted. Management is currently evaluating the impact that the new guidance and does not currently expect the adoption of this ASU to have a material impact on its consolidated financial statements.

Note 3 – Inventories, net

Inventories consisted of the following:

	September 30, 2022	December 31, 2021
Ingredients	$2,536	$2,279
Packaging	3,254	2,723
Finished goods	3,402	3,283
Total inventories	$9,192	$8,285

Note 4 – Property, Plant and Equipment, net

Property, plant and equipment consisted of the following:

	September 30, 2022	December 31, 2021
Land	$1,565	$1,565
Buildings and improvements	18,296	17,920
Machinery and equipment	32,733	32,073
Vehicles	640	640
Office equipment	936	900
Construction in process	1,894	417
	56,064	53,515
Less accumulated depreciation	(35,159)	(33,385)
Total property, plant and equipment, net	$20,905	$20,130

Note 5 – Goodwill and Intangible Assets

Goodwill

Goodwill consisted of the following:

Total
Balance at December 31, 2021, before accumulated impairment loses	$12,948
Accumulated impairment losses	(1,244)
Balance at December 31, 2021	$11,704
Balance at September 30, 2022	$11,704

Intangible Assets

Other intangible assets, net consisted of the following:

	September 30, 2022			December 31, 2021
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Intangible assets with finite lives:
Recipes	$44	$(44)	$–	$44	$(44)	$–
Customer lists and other customer related intangibles	4,529	(4,529)	–	4,529	(4,529)	–
Customer relationship	3,385	(1,172)	2,213	3,385	(1,052)	2,333
Brand names	7,948	(2,588)	5,360	4,248	(2,303)	1,945
Formula	438	(438)	–	438	(438)	–
Total finite lived intangible assets	$16,344	$(8,771)	$7,573	$12,644	$(8,366)	$4,278

Intangible assets with indefinite lives:
Brand names (1)	$–	$–	$–	$3,700	$–	$3,700
Total intangible assets	$16,344	$(8,771)	$7,573	$16,344	$(8,366)	$7,978

(1)	During the fourth quarter of 2021, the Company completed an assessment of the useful life of its one indefinite-lived brand name intangible asset and determined that it should adjust the estimated useful life from an indefinite length to 15 years. The change in accounting estimate was effective January 1, 2022, at which time the Company began amortizing the intangible asset over 15 years. The cost and accumulated amortization is included in Brand Names in the intangible assets with finite lives in the table above as of January 1, 2022. The Company has reclassified the $3,700 net book value as of December 31, 2021 from goodwill to finite lived intangible assets to conform the presentation as of September 30, 2022.

Estimated amortization expense on intangible assets for the next five years is as follows:

Year	Amortization
Three months ended December 31, 2022	$135
2023	$540
2024	$540
2025	$540
2026	$540

Note 6 – Accrued Expenses

Accrued expenses consisted of the following:

	September 30, 2022	December 31, 2021
Payroll and incentive compensation	$3,438	$2,951
Real estate taxes	536	359
Current portion of operating lease liabilities	61	131
Other	343	283
Total accrued expenses	$4,378	$3,724

Note 7 – Debt

Note payable consisted of the following:

	September 30, 2022	December 31, 2021
Term loan due August 18, 2026. Interest (4.94% at September 30, 2022) payable monthly.	$3,750	$4,500
Unamortized deferred financing costs	(25)	(30)
Total note payable	3,725	4,470
Less current portion	(1,000)	(1,000)
Total long-term portion	$2,725	$3,470

The scheduled maturities of the term loan, excluding deferred financing costs, at September 30, 2022 are as follows:

Three months ended December 31, 2022	$250
2023	1,000
2024	1,000
2025	1,000
2026	500
Total term loan	$3,750

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

Lifeway was in compliance with the fixed charge coverage ratio and minimum working capital covenants at September 30, 2022.

Revolving Credit Facility

As of September 30, 2022, the Company had $2,777 outstanding under the Revolving Credit Facility. The Company had $2,223 available for future borrowings under the Revolving Credit Facility as of September 30, 2022. Lifeway’s interest rate on debt outstanding under the Revolving Credit Facility as of September 30, 2022 was 4.61%.

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

The Company does not record leases with an initial term of 12 months or less on the balance sheet. Expense for these short-term leases is recorded on a straight-line basis over the lease term. Total lease expense was $191 and $245 (including short term leases) for the nine months ended September 30, 2022 and 2021, respectively. Total lease expense was $44 and $76 (including short term leases) for the three months ended September 30, 2022 and 2021, respectively.

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

Future maturities of lease liabilities were as follows:

Year	Operating Leases
Three months ended December 31, 2022	$27
2023	63
2024	46
2025	22
2026	6
Thereafter	–
Total lease payments	164
Less: Interest	(29)
Present value of lease liabilities	$135

The weighted-average remaining lease term for its operating leases was 2.51 years as of September 30, 2022. The weighted average discount rate of its operating leases was 14.20% as of September 30, 2022. Cash paid for amounts included in the measurement of lease liabilities was $121 and $153 for the nine months ended September 30, 2022 and 2021, respectively. Cash paid for amounts included in the measurement of lease liabilities was $35 and $46 for the three months ended September 30, 2022 and 2021, respectively.

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

Note 10 – Income taxes

Income taxes were recognized at effective rates of (0.8)% and 35.2% for the nine months ended September 30, 2022 and 2021, respectively. The effective tax rate for the three months ended September 30, 2022 was 11.7% compared to 52.3% for the three months ended September 30, 2021.

The Company has historically calculated the provision for income taxes during interim reporting periods by applying an estimate of the annual effective tax rate for the full fiscal year income, excluding unusual or infrequently occurring discrete items, for the reporting period. In accordance with the authoritative guidance, the Company used a discrete effective tax rate method to calculate income taxes for the quarter and year to date periods ended March 31, 2022 and June 30, 2022 because small changes in the estimated level and mix of annual income or loss by jurisdiction would result in significant changes in the estimated annual effective tax rate making the historical method unreliable. During the quarter and year to date period ended September 30, 2022, the Company utilized an estimate of the annual effective tax rate for the full fiscal year income, excluding unusual or infrequently occurring discrete items, as small changes in the estimated level and mix of annual income or loss by jurisdiction would not result in significant changes in the estimated annual effective tax rate.

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

Unrecognized tax benefits were $0 and $98 at September 30, 2022 and 2021, respectively. The Company settled its one unrecognized tax benefit during the quarter ended March 31, 2022. The Company does not expect material changes to its unrecognized tax benefits during the next twelve months. However, the outcome of tax audits cannot be predicted with certainty. If a tax audit is resolved in a manner inconsistent with its expectations, the Company could be required to adjust its provision for income taxes in the period such resolution occurs.

Note 11 – Stock-based and Other Compensation

Omnibus Incentive Plan

In December 2015, Lifeway stockholders approved the 2015 Omnibus Incentive Plan, which authorized the issuance of an aggregate of 3.5 million shares to satisfy awards of stock options, stock appreciation rights, unrestricted stock, restricted stock, restricted stock units, performance shares and performance units to qualifying employees. Under the Plan, the Board or its Audit and Corporate Governance Committee approves stock awards to executive officers and certain senior executives, generally in the form of restricted stock or performance shares. The number of performance shares that participants may earn depends on the extent to which the corresponding performance goals have been achieved. Stock awards generally vest over a three-year performance or service period. At September 30, 2022, no shares remain available for award under the 2015 Omnibus Incentive Plan as it was terminated on August 31, 2022. However, any outstanding awards under the 2015 Omnibus Incentive Plan are unaffected by the termination of the 2015 Omnibus Incentive Plan or by the approval of the 2022 Omnibus Incentive Plan (the “2022 Plan”) as described below.

On August 31, 2022, Lifeway stockholders approved the 2022 Plan. Under the 2022 Plan, the Compensation Committee of the Board of Directors may grant awards of various types of compensation, including, nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units, cash-based awards and other stock-based awards. The maximum number of shares authorized to be awarded under the 2022 Plan is 3.25 million shares of common stock, which includes shares that remained available under the now terminated 2015 Omnibus Incentive Plan.

Awards granted under the 2022 Plan are generally subject to a minimum vesting period of at least one year. Awards may be subject to cliff-vesting or graded-vesting conditions, with graded vesting starting no earlier than one year after the grant date. The Plan Administrator may provide for shorter vesting periods in an award agreement for no more than five percent of the maximum number of shares authorized for issuance under the 2022 Plan. As of September 30, 2022, 3.00 million shares remain available to award under the 2022 Plan.

Stock Options

The following table summarizes stock option activity during the nine months ended September 30, 2022:

	Options	Weighted average exercise price	Weighted average remaining contractual life	Aggregate intrinsic value
Outstanding at December 31, 2021	41	$10.42	4.22	$–
Granted	–	–	–	–
Exercised	–	–	–	–
Forfeited	–	–	–	–
Outstanding at September 30, 2022	41	$10.42	3.47	$–
Exercisable at September 30, 2022	41	$10.42	3.47	$–

As of December 31, 2019, all outstanding options were vested and there was no remaining unearned compensation expense.

Restricted Stock Awards

A Restricted Stock Award (“RSA”) represents the right to receive one share of common stock in the future. RSAs have no exercise price. The grant date fair value of the awards is determined by the Company’s closing stock price on the grant date. Lifeway expenses RSAs over the vesting period. The following table summarizes RSA activity during the nine months ended September 30, 2022.

	Restricted Stock Awards	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2021	94	$4.50
Granted	97	6.25
Shares issued upon vesting	(27)	3.43
Forfeited	–	–
Outstanding at September 30, 2022	164	$5.69
Vested and deferred at September 30, 2022	37	$5.60

For the nine months ended September 30, 2022 and 2021 total pre-tax stock-based compensation expense recognized in the consolidated statements of operations was $175 and $106, respectively. For the nine months ended September 30, 2022 and 2021 tax-related benefits of $49 and $31, respectively, were also recognized. For the three months ended September 30, 2022 and 2021 total pre-tax stock-based compensation expense recognized in the consolidated statements of operations was $48 and $37, respectively. For the three months ended September 30, 2022 and 2021 tax-related benefits of $14 and $11, respectively, were also recognized. Future compensation expense related to restricted stock awards was $624 as of September 30, 2022 and will be recognized on a weighted average basis over the next 1.57 years.

Long-Term Incentive Plan Compensation

Lifeway has established long-term incentive-based compensation programs for certain senior executives and key employees pursuant to the terms of its incentive plans.

2020 CEO Incentive Award

During the fourth quarter 2020, Lifeway awarded a long-term equity-based incentive of $750 to its Chief Executive Officer (the “2020 CEO Award”) depending on Lifeways 2020 performance levels compared to the respective targets. The equity-based incentive compensation is payable in restricted stock that vests one-third in April 2022, one-third in April 2023, and one-third in April 2024. The issuance of vested equity awards is subject to approval under the Stock Purchase Agreement dated October 1, 1999. For the nine months ended September 30, 2022 and 2021, $186 and $255 was expensed as stock-based compensation expense in the consolidated statements of operations, respectively. For the three months ended September 30, 2022 and 2021, $44 and $85 was expensed as stock-based compensation expense in the consolidated statements of operations, respectively. As of September 30, 2022, the total remaining unearned compensation was $173, of which $44 will be recognized in 2022, $105 in 2023, $24 in 2024, respectively, subject to vesting. During Q2 2021, the number of shares awarded became fixed and determinable. Therefore, the award liability was reclassified from long-term liabilities to paid in capital.

2021 Equity Award

The 2021 long-term equity incentive plan compensation is based on Lifeway’s achievement of adjusted EBITDA performance versus the respective target established by the Board for 2021. Under the 2021 plan, collectively the participants earned equity-based incentive compensation of $1,069 based on Lifeway’s achievement of the respective financial target. The equity-based incentive compensation is payable in restricted stock that vests one-third in April 2022, one-third in April 2023, and one-third in April 2024. For the nine months ended September 30, 2022 and 2021, $364 and $150 was expensed as stock-based compensation expense in the consolidated statements of operations, respectively. For the three months ended September 30, 2022 and 2021, $85 and $150 was expensed as stock-based compensation expense in the consolidated statements of operations, respectively. As of September 30, 2022, the total remaining unearned compensation was $319, of which $85 will be recognized in 2022, $194 in 2023, $40 in 2024, respectively, subject to vesting. During Q2 2022, the number of shares awarded became fixed and determinable. Therefore, the award liability was reclassified from long-term liabilities to paid in capital.

2022 Equity Award

Under the 2022 long-term incentive plan, participants can earn a specified number of target level Performance Share Units (“PSUs”) contingent upon the achievement of strategic milestones during the three-year Measurement Period, which is fiscal year 2022 to 2024. The strategic milestones are 1) 3-year cumulative net revenue, and 2) 3-year cumulative adjusted EBITDA. The target number of PSU awards are weighted 50% on net revenue and 50% on adjusted EBITDA. Collectively, the participants can earn 125,066 PSUs at the target level. Participants may earn more or less than the target number of shares based on actual results, however the minimum and maximum number of shares that can be earned are bound by minimum and maximum thresholds of net revenue and adjusted EBITDA. The PSU awards will be earned and will vest, if at all, after the end of the three-year measurement period based on achievement of the milestones. The PSU awards do not vest during the three-year measurement period. The PSUs have a grant date fair value of $6.25 dollars per share. For the nine months ended September 30, 2022 and 2021, $31 and $0 was expensed as stock-based compensation expense in the consolidated statements of operations, respectively. For the three months ended September 30, 2022 and 2021, $31 and $0 was expensed as stock-based compensation expense in the consolidated statements of operations, respectively.

The 2022 long-term incentive plan also granted restricted stock unit awards that contain only a service condition and vest on the passage of time in three equal installments on each of the first three anniversaries of the August 31, 2022 grant date. The stock based compensation expense for these awards is included in the Restricted Stock Award section above.

Non-Employee Director Plan

On August 31, 2022, Lifeway stockholders approved the 2022 Non-Employee Director Equity and Deferred Compensation Plan (the “2022 Director Plan”), which authorizes the grant of restricted stock units (“RSUs”), which will vest on such schedule as the Company, in its sole discretion, shall determine. Each non-employee director of the Company is eligible to be a participant in the 2022 Director Plan until they no longer serve as a non-employee director. As of the date of each annual shareholder meeting, the Company may grant each director a number of RSUs for such year and set the vesting schedule for the RSUs granted. Whether and how many RSUs the Company will grant to directors in any year is subject to the sole discretion of the Company and shall in any event be subject to the 2022 Director Plan’s overall share limits. The maximum aggregate number of shares of common stock that may be issued under the 2022 Directors Plan is 500 thousand shares. As of September 30, 2022, 466 thousand shares remain available to award under the 2022 Director Plan. The aggregate fair market value of shares underlying RSU compensation that may be issued as RSU compensation to a director in any year shall not exceed $170. In addition to the grant of RSUs, the 2022 Director Plan also provides for the deferral by electing participants of all or part of their cash compensation (in 10% increments) into a deferred cash account, and they may defer all or part of their cash and/or RSU compensation (in 10% increments) into a deferred RSU account. Deferred benefits are paid in a lump sum upon the applicable director’s departure from the Board of Directors.

Retirement Benefits

Lifeway has a defined contribution plan which is available to substantially all full-time employees. Under the terms of the plan, the Company matches employee contributions under a prescribed formula. For the nine months ended September 30, 2022 and 2021 total contribution expense recognized in the consolidated statements of operations was $328 and $315, respectively. For the three months ended September 30, 2022 and 2021, total contribution expense recognized in the consolidated statements of operations was $97.

Note 12 – Products and Customers

Lifeway’s primary product is drinkable kefir. The Company manufactures (directly or through a co-manufacturer) and markets products under the Lifeway, Fresh Made, and GlenOaks Farms brand names, as well as under private labels on behalf of certain customers.

The Company’s product categories are:

•	Drinkable Kefir, a cultured dairy product sold in a variety of organic and non-organic sizes, flavors, and types.
•	European-style soft cheeses, including farmer cheese, white cheese, and Sweet Kiss.
•	Cream and other, which primarily consists of cream, a byproduct of raw milk processing.
•	Drinkable Yogurt, sold in a variety of sizes and flavors.
•	ProBugs, a line of kefir products designed for children.
•	Other Dairy, which primarily consists of Fresh Made butter and sour cream.

Net sales by product category were as follows for the nine months ended September 30:

	2022		2021
	$	%	$	%
Drinkable Kefir other than ProBugs	$82,779	78%	$72,204	82%
Cheese	9,233	9%	9,158	11%
Cream and other	5,438	5%	2,568	3%
Drinkable yogurt	4,559	5%	739	1%
ProBugs Kefir	2,481	2%	2,197	2%
Other dairy	1,240	1%	1,225	1%
Net Sales	$105,730	100%	$88,091	100%

Net sales of products by category were as follows for the three months ended September 30:

	2022		2021
	$	%	$	%
Drinkable Kefir other than ProBugs	$30,297	79%	$23,831	81%
Cheese	3,211	9%	2,937	10%
Cream and other	1,874	5%	877	3%
Drinkable yogurt	1,482	4%	739	2%
ProBugs Kefir	882	2%	766	3%
Other dairy	394	1%	403	1%
Net Sales	$38,140	100%	$29,553	100%

Significant Customers – Sales are predominately to companies in the retail food industry located within the United States. Two major customers accounted for approximately 22% and 23% of net sales for the nine months ended September 30, 2022 and 2021, respectively. Two major customers accounted for approximately 23% of net sales for the three months ended September 30, 2022 and 2021.

Note 13 – Related Party Transactions

Lifeway obtains consulting services from Ludmila Smolyansky, a member of the Company’s Board of Directors and former Chairperson of its Board of Directors. On December 28, 2020, Lifeway entered into an amended and restated consulting agreement (the “Agreement”), effective as of December 31, 2020, with Ms. Smolyansky. Under the terms and conditions of the Agreement, Ms. Smolyansky will continue to provide consulting services with respect to, among other things, the Company’s business strategy, international expansion and product management and expansion. For the services, the Company will pay an annual service fee of $500, and Ms. Smolyansky will also be eligible for an annual performance fee target of $500 based on the achievement of specified performance criteria. The annual service fee and target bonus amounts are subject to periodic change by the Compensation Committee of the Company’s Board of Directors on 30 days’ prior written notice to the Chairperson. The Agreement shall continue until either party provides at least a 10-day written notice of termination.

On January 4, 2022, the Company notified Ms. Smolyansky that it was terminating the Agreement effective January 17, 2022. Service fees earned are included in general and administrative expenses in the accompanying consolidated statements of operations and were $22 and $375 during each of the nine months ended September 30, 2022 and 2021, respectively. Service fees earned are included in general and administrative expenses in the accompanying consolidated statements of operations and were $0 and $125 during each of the three months ended September 30, 2022 and 2021, respectively.

Lifeway is also a party to an endorsement agreement, dated as March 14, 2016, by and between the Company and Ludmila Smolyansky, a member of the Company’s Board of Directors and former Chairperson of its Board of Directors (the “Endorsement Agreement”) under which it pays the Chairperson a royalty based on the sale of certain Lifeway products, not to exceed $50 in any fiscal month.

On September 6, 2022, the Company entered into an agreement (the “Termination Agreement”) with Ms. Smolyansky that terminated the Endorsement Agreement as of September 6, 2022.

Pursuant to the Termination Agreement, the Company and Ms. Smolyansky have agreed, among other things, that (i) the Company will pay Ms. Smolyansky a lump sum payment of $400,000, (ii) Ms. Smolyansky will no longer have any further claims against the Company under the Endorsement Agreement, and (iii) the Endorsement Agreement was terminated and of no further force or effect except for the provisions thereof that expressly survive termination.

Royalties earned are included in selling expenses in the accompanying consolidated statements of operations and were $400 and $450 during each of the nine months ended September 30, 2022 and 2021, respectively. Royalties earned were $100 and $150 during each of the three months ended September 30, 2022 and 2021, respectively.

Note 14 – Subsequent Events

On November 7, 2022, the Company entered into a Stock Purchase Agreement with Ludmila Smolyansky (“Ms. Smolyansky”), to purchase 850,340 shares of Lifeway common stock from Ms. Smolyansky.

Pursuant to the Stock Purchase Agreement, the Company and Ms. Smolyansky have agreed, among other things, that (i) Ms. Smolyansky will sell the shares at a purchase price of $4.70 per share, which represents a twenty percent (20.0%) discount to the average closing price of the common stock on Nasdaq over the five (5) trading day period ended on the trading day immediately preceding the date of the Stock Purchase Agreement and (ii) Ms. Smolyansky will use a portion of the proceeds to satisfy in full certain obligations of Ms. Smolyansky, which are secured by previously disclosed pledges of common stock, causing all such pledges to be released. The purchased shares will be held in treasury by the Company.

As a closing condition to the Stock Purchase Agreement, Ms. Smolyansky and Mr. Smolyansky will deliver an executed amendment (the “Amendment”) to that certain Settlement Agreement dated as of July 27, 2022 (the “Settlement Agreement”), between the Company and Ms. Smolyansky and Mr. Smolyansky. Pursuant to the Amendment, Ms. Smolyansky and Mr. Smolyansky each agree, among other things, to (i) grant the Company a right of first refusal, subject to Danone North America Public Benefit Corporation’s (“Danone”) right of first refusal, on substantially similar terms as Danone (ii) extend the standstill and all related terms under the Proxy Settlement Agreement through the date of the 2024 annual meeting of the Company’s shareholders (the “Standstill”); and (iii) to appear in person or by proxy and vote their respective remaining shares of common stock beneficially owned, individually or otherwise, and controlled by either of them and over which they have power and authority to vote during the Standstill (a) in accordance with the recommendations of the Board at any special meeting or annual meeting of the shareholders with respect to any proposal(s) not related to the sale of the Company or all or substantially all of the assets of the Company; and (b) in proportion to the vote of the other shareholders with respect to any proposal relating to any vote on the sale of the Company or all or substantially all of the assets of the Company.

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

Results of Operations

Three Months Ended September 30, 2022 Compared to Three Months Ended September 30, 2021

The following table presents certain information concerning our financial results, including information presented as a percentage of consolidated net sales:

	Three Months Ended September 30,
	2022			2021
	$	%		$	%
Net sales	38,140	100.0%		29,553	100.0%

Cost of goods sold	29,962	78.6%		21,915	74.1%
Depreciation expense	590	1.5%		645	2.2%
Total cost of goods sold	30,552	80.1%		22,560	76.3%

Gross profit	7,588	19.9%		6,993	23.7%

Selling expenses	2,843	7.4%		2,722	9.2%
General & administrative expenses	3,415	9.0%		3,194	10.9%
Amortization expense	135	0.4%		33	0.1%
Total operating expenses	6,393	16.8%		5,949	20.2%

Income from operations	1,195	3.1%		1,044	3.5%

Other (expense) income:
Interest expense	(77)	(0.2%	)	(30)	(0.1%	)
Loss on sales or property and equipment	–	0.0%		(5)	0.0%
Other (expense) income, net	(5)	0.0%		(2)	0.0%
Total other (expense) income	(82)	(0.2%	)	(37)	(0.1%	)

Income before provision for income taxes	1,113	2.9%		1,007	3.4%

Provision for income taxes	130	0.3%		527	1.8%

Net income	983	2.6%		480	1.6%

Net Sales

Net sales finished at $38,140 for the three-month period ended September 30, 2022, an increase of $8,587 or 29.1% versus prior year. The net sales increase was primarily driven by higher volumes of our branded drinkable kefir and the impact of price increases implemented during the first quarter of 2022, and to a lesser extent the favorable impact of our acquisition of GlenOaks Farms during the third quarter of 2021.

Gross Profit

Gross profit as a percentage of net sales was 19.9% during the three-month period ended September 30, 2022. Gross profit percentage was 23.7% in the prior year. The decrease versus the prior year was primarily due to the unfavorable impact of milk pricing, and to a lesser extent the increased pricing of freight and other inputs, partially offset by the decrease in depreciation expense. We expect to see continued pressure in milk pricing and other input costs during the fourth quarter of 2022.

Selling Expenses

Selling expenses increased by $121 to $2,843 during the three-month period ended September 30, 2022 from $2,722 during the same period in 2021.

General and Administrative Expenses

General and administrative expenses increased $221 to $3,415 during the three-month period ended September 30, 2022 from $3,194 during the same period in 2021. The increase is primarily a result of increased legal and professional fees, which includes expense related to the fiscal year 2020 Form 10-K restatement, and incentive compensation, partially offset by lower consulting expense to our former Chairperson of the Board of Directors.

Provision for Income Taxes

The provision for income taxes was $130 and $527 during the three months ended September 30, 2022 and 2021, respectively.

The effective income tax rate for the three months ended September 30, 2022 was 11.7% compared to 52.3% in the same period last year. The statutory Federal and state tax rates remained consistent from 2021 to 2022. The Company has items that are nondeductible or are discrete adjustments to tax expense. The Company consistently reflects non-deductible officer compensation expense, non-deductible compensation expense related to equity incentive awards and separate state tax rates from period to period. Although similar items were reflected in 2022, the percentage effect is different due to the difference in pre-tax (loss) income in 2022 compared to 2021.

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

Nine months Ended September 30, 2022 Compared to Nine months Ended September 30, 2021

The following table presents certain information concerning our financial results, including information presented as a percentage of consolidated net sales:

	Nine months Ended September 30,
	2022			2021
	$	%		$	%
Net sales	105,730	100.0%		88,091	100.0%

Cost of goods sold	85,032	80.4%		63,273	71.8%
Depreciation expense	1,833	1.7%		2,099	2.4%
Total cost of goods sold	86,865	82.2%		65,372	74.2%

Gross profit	18,865	17.8%		22,719	25.8%

Selling expenses	8,527	8.1%		8,510	9.7%
General & administrative expenses	9,546	9.0%		8,702	9.9%
Amortization expense	405	0.4%		33	0.0%
Total operating expenses	18,478	17.5%		17,245	19.6%

Income from operations	387	0.4%		5,474	6.2%

Other (expense) income:
Interest expense	(171)	(0.2%	)	(72)	(0.1%	)
Gain on investment	–			2	0.0%
Loss on sales or property and equipment	–	0.0%		(88)	(0.1%	)
Other (expense) income, net	(10)	0.0%		(61)	0.0%
Total other (expense) income	(181)	(0.2%	)	(219)	(0.2%	)

Income before (benefit) provision for income taxes	206	0.2%		5,255	6.0%

(Benefit) provision for income taxes	(2)	0.0%		1,851	2.1%

Net income	208	0.2%		3,404	3.9%

Net Sales

Net sales finished at $105,730 for the nine-month period ended September 30, 2022, an increase of $17,639 or 20.0% versus prior year. The net sales increase was primarily driven by higher volumes of our branded drinkable kefir and the impact of price increases implemented during the quarter, and to a lesser extent the favorable impact of our acquisition of GlenOaks Farms during the third quarter of 2021.

Gross Profit

Gross profit as a percentage of net sales was 17.8% during the nine-month period ended September 30, 2022. Gross profit percentage was 25.8% in the prior year. The decrease versus the prior year was primarily due to the unfavorable impact of milk pricing, and to a lesser extent the increased pricing of freight and other inputs, partially offset by the decrease in depreciation expense. We expect to see continued pressure in milk pricing and other input costs during the fiscal year 2022.

Selling Expenses

Selling expenses increased $17 to $8,527 during the nine-month period ended September 30, 2022 from $8,510 during the same period in 2021.

General and Administrative Expenses

General and administrative expenses increased $844 to $9,546 during the nine-month period ended September 30, 2022 from $8,702 during the same period in 2021. The increase is primarily a result of increased legal and professional fees, which includes expense related to the fiscal year 2020 Form 10-K restatement, and incentive compensation, partially offset by lower consulting expense to our former Chairperson of the Board of Directors.

Provision for Income Taxes

The provision for income taxes was $(2) and $1,851 during the nine months ended September 30, 2022 and 2021, respectively.

The effective income tax rate for the nine months ended September 30, 2022 was (0.8)% compared to 35.2% in the same period last year. The statutory Federal and state tax rates remained consistent from 2021 to 2022. The Company has items that are nondeductible or are discrete adjustments to tax expense. The Company consistently reflects non-deductible officer compensation expense, non-deductible compensation expense related to equity incentive awards and separate state tax rates from period to period. Although similar items were reflected in 2022, the percentage effect is different due to the difference in pre-tax (loss) income in 2022 compared to 2021.

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

If additional borrowings are needed, $2,223 was available under the Revolving Credit Facility as of September 30, 2022 (see Note 7, Debt). We are in compliance with the terms of the Credit Agreement and expect to meet foreseeable financial requirements. The success of our business and financing strategies will continue to provide us with the financial flexibility to take advantage of various opportunities as they arise. To date, we have been successful in generating cash and obtaining financing as needed. However, in connection with the COVID-19 pandemic or other circumstances, if a serious economic or credit market crisis ensues, it could have a negative effect on our liquidity, results of operations and financial condition.

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

Cash Flow

The following table is derived from our Consolidated Statement of Cash Flows:

	Nine months Ended September 30,
	2022	2021
Net cash provided by operating activities	$3,639	$5,855
Net cash used in investing activities	$(3,189)	$(6,905)
Net cash (used in) provided by financing activities	$(750)	$3,142

Operating Activities

Net cash provided by operating activities was $3,639 during the nine-month period ended September 30, 2022 compared to $5,855 in the same period in 2021. The decrease was primarily due to lower cash earnings, which reflect the impact of input and freight cost inflation in 2022, and the change in working capital.

Investing Activities

Net cash used in investing activities was $3,189 during the nine-month period ended September 30, 2022 compared to $6,905 in the same period in 2021. The decrease in cash used reflects the August 2021 acquisition of GlenOaks Farms, Inc., partially offset by increased capital spending. Our capital spending is focused in three core areas: growth, cost reduction, and facility improvements. Growth capital spending supports new product innovation and enhancements. Cost reduction and facility improvements support manufacturing efficiency, safety, and productivity.

Financing Activities

Net cash used in financing activities was $750 during the nine-month period ended September 30, 2022 compared to net cash provided by financing activities of $3,142 in the same period in 2021. The decrease in cash used relates to the term loan entered into during August 2021 in connection with the acquisition of GlenOaks Farms, Inc., partially offset by the quarterly principal payments under the term loan.

Debt Obligations

As of September 30, 2022, the Company had $2,777 outstanding and $2,223 available for future borrowings under the revolving line of credit. Under the credit agreement, the Revolving Credit facility matures on June 30, 2025. The were no letters of credit issued or outstanding as of September 30, 2022.

The Company had $3,725 outstanding under the note payable, net of $25 of unamortized deferred financing fees, as of September 30, 2022.

The Company’s interest rate on debt outstanding under the revolving line of credit and note payable as of September 30, 2022 was 4.61% and 4.94%, respectively.

The Company is in compliance with all applicable financial debt covenants as of September 30, 2022. See Note 7 to our Consolidated Financial Statements for additional information regarding our indebtedness and related agreements.

Recent Accounting Pronouncements

Information regarding recent accounting pronouncements is provided in Note 2 – Summary of Significant Accounting Policies.

Critical Accounting Policies and Estimates

A description of the Company's critical accounting policies and estimates is contained in its Annual Report on Form 10-K for the year ended December 31, 2021. There were no material changes to the Company’s critical accounting policies and estimates in the nine months ended September 30, 2022, except for the change in estimated useful life of one brand name intangible asset which is disclosed in Note 5 – Goodwill and Intangible assets.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

The Company has established disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (“SEC”), and such information is accumulated and communicated to management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure. Management, together with our CEO and CFO, evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2022. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of September 30, 2022.

Changes in Internal Control over Financial Reporting

As previously disclosed under “Item 9A—Controls and Procedures” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, we concluded that our internal control over financial reporting was not effective based on the material weakness identified.

Our remediation efforts were ongoing during the three months ended September 30, 2022. Remediation generally requires making changes to how controls are designed and implemented and then adhering to those changes for a sufficient period of time such that the effectiveness of those changes is demonstrated with an appropriate amount of consistency. We have continued to emphasize the importance of, and monitor the sustained compliance with, the execution of our internal controls over financial reporting. The Company has continued to work with its third-party service provider to ensure that our accounting and reporting for income taxes is accurate. If not remediated the deficiency could result in material misstatements to our consolidated financial statements.

Other than as described in the preceding paragraph, there have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the quarter ended September 30, 2022 that has materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

No.	Description	Form	Period Ending	Exhibit	Filing Date

10.1	Settlement Agreement dated as of July 27, 2022, between the Company and Edward Smolyansky and Ludmila Smolyansky	8-K	July 27, 2022	10.1	July 29, 2022

10.2	Lifeway Foods, Inc. 2022 Omnibus Incentive Plan	8-K	August 31, 2022	10.1	September 2, 2022

10.3	Lifeway Foods, Inc. 2022 2022 Non-Employee Director Equity and Deferred Compensation Plan	8-K	August 31, 2022	10.2	September 2, 2022

10.4	Settlement Agreement dated as of September 1, 2022, between the Company and Edward Smolyansky	8-K	September 6, 2022	10.1	September 13, 2022

10.5	Termination Agreement dated as of August 30, 2022, between the Company and Ludmila Smolyansky	8-K	September 6, 2022	10.2	September 13, 2022

10.6	Form of Notice of Restricted Stock Unit Award under the Lifeway Foods, Inc. 2022 Non-Employee Director Equity and Deferred Compensation Plan	Filed Herewith

10.7	Form of Notice of Restricted Stock Unit Award under the Lifeway Foods, Inc. 2022 Omnibus Incentive Plan	Filed Herewith

10.8	Form of Notice of Performance-Based Restricted Stock Unit Award under the 2022 Omnibus Incentive Plan	Filed Herewith

31.1	Rule 13a-14(a)/15d-14(a) Certification of Julie Smolyansky	Filed Herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification of Eric Hanson	Filed Herewith

32.1	Section 1350 Certification of Julie Smolyansky*	Furnished Herewith

32.2	Section 1350 Certification of Eric Hanson*	Furnished Herewith

99.1	Press release dated November 14, 2022 reporting Lifeway’s financial results for the nine months ended September 30, 2022.*	Furnished Herewith

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in IXBRL, and included in exhibit 101).

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

LIFEWAY FOODS, INC.

Date: November 14, 2022	By:	/s/ Julie Smolyansky
Julie Smolyansky
Chief Executive Officer, President, and Director
(Principal Executive Officer)

Date: November 14, 2022	By:	/s/ Eric Hanson
Eric Hanson
Chief Financial & Accounting Officer
(Principal Financial and Accounting Officer)

