Form 10-K
period 2022-12-31
Lifeway Foods, Inc.
filed 2023-03-27
CIK 814586

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☐  No ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the stock was last sold as of June 30, 2022 ($4.97 per share as quoted on the Nasdaq Global Market) was $37,694,687.

As of March 20, 2023, 14,644,762 shares of the registrant’s common stock, no par value, were outstanding.

Portions of the Registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held on June 15, 2023, are incorporated by reference into Part III.

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

ii

PART I

ITEM 1.      BUSINESS

OVERVIEW

Lifeway was founded in 1986 by Michael Smolyansky shortly after he and his wife, Ludmila Smolyansky, emigrated from Eastern Europe to the United States. Lifeway was the first to successfully introduce kefir to the U.S. consumer on a commercial scale, initially catering to ethnic consumers in the Chicago, Illinois metropolitan area. In the thirty-six years that have followed, Lifeway has grown to become the largest producer and marketer of kefir in the U.S. and an important player in the broader market spaces of probiotic-based products and natural, “better for you” foods.

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

Our product categories are:

•	Drinkable Kefir, sold in a variety of organic and non-organic sizes, flavors, and types;

•	European-style soft cheeses, including farmer cheese, white cheese, and Sweet Kiss;

•	Cream and other, which consists primarily of cream, a byproduct of making our kefir;

•	ProBugs, a line of kefir products designed for children;

•	Drinkable Yogurt, sold in a variety of sizes and flavors; and

•	Other Dairy, which consists primarily of Fresh Made butter and sour cream.

Net sales of products by category were as follows for the years ended December 31:

	2022		2021
In thousands	$	%	$	%

Drinkable Kefir other than ProBugs	$110,247	78%	$95,850	80%
Cheese	12,651	9%	12,612	11%
Cream and other	7,465	5%	3,582	3%
Drinkable Yogurt	6,105	4%	2,223	2%
Probugs Kefir	3,403	3%	3,178	3%
Other dairy	1,697	1%	1,620	1%
Net Sales	$141,568	100%	$119,065	100%

Product innovation and new product development

Lifeway is committed to maintaining its positions as the leading producer of kefir and a recognized leader in the market for probiotic products. We routinely evaluate opportunities for new product flavors and formulations, improved package design, new product configurations and other innovation avenues. Beyond our core drinkable kefir products, we have an ongoing effort to extend the strength of the Lifeway brand and leverage the capabilities of the Lifeway organization into fresh categories and into additional channels of trade, such as Convenience; Foodservice; Club; and Drug. In 2022, we maintained the level of focus on product innovations, packaging innovations, and growth opportunities. These product innovation and development efforts have led to additional revenue opportunities.

Lifeway considers research and development of new products to be a significant part of our overall business philosophy. Where possible, we leverage our existing staff and facilities to conduct our innovation, research, and development efforts, rather than maintaining a dedicated research and development staff and facilities or relying solely on third parties. Until the second half of 2021, in light of the COVID-19 outbreak, our focus was on expanding sales of our current products, and less on new product development. In August 2021, we purchased the Glen Oaks Farms drinkable yogurt product line, and launched our drinkable oat-based kefir product line in December 2021.

PRODUCTION

Manufacturing

During 2022 and 2021, approximately 96% and 98% of our revenue, respectively, was derived from products manufactured at our own facilities. We currently operate the following manufacturing and distribution facilities:

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

We own these manufacturing facilities. All our fixed assets associated with manufacturing, storage, and distribution of our products are in the United States.

Co-Packers

In addition to the products manufactured in our own facilities, independent manufacturers (“co-packers”) manufacture some of our products. We have a co-packer agreement to manufacture drinkable yogurt in California. We have a co-packer agreement to manufacture drinkable kefir in Ireland, to serve our European markets. During 2022 and 2021, approximately 4% and 2% of our revenue, respectively, was derived from products manufactured by co-packers. Our domestic co-packer is Safe Quality Food (“SQF”) certified and follows Good Manufacturing Practices (GMPs). Additionally, the co-packers are required to ensure our products are manufactured in accordance with our quality specifications and that they are compliant with all applicable laws and regulations.

SALES AND DISTRIBUTION

Sales Organization

We sell our products primarily through our direct sales force, brokers, and distributors. Our sales organization strives to cultivate strong, collaborative relationships with our customers that facilitate favorable shelf placement for our products, which we believe will drive sales volumes when combined with our marketing efforts and our brand strength. Our relationships with food brokers provide additional customer coverage as a supplement to our direct sales force.

Distribution inside the United States

Lifeway’s products reach the consumer through three primary “route-to-market” pathways:

•	Retail-direct;

•	Distributor; and

•	Direct store delivery (“DSD”).

Under the retail-direct channel, we sell our products to retailers and deliver it through either the retailers’ carriers or third-party carriers that deliver to such retailers’ distribution centers. In turn, our retailers then deliver the products to their respective stores. Customers in this route-to-market grouping include Kroger, Walmart and Trader Joe’s. Under the retail direct-model, optimal product merchandising, assortment and product presentation are attended to by the retailer. Sales to our retail-direct customers represent approximately 50% of our total net sales for the year ended 2022.

Under the distributor channel, we sell our products to distributors and deliver it through either the distributors’ carriers or third-party carriers that deliver to such distributors’ designated warehouses. In turn, our distributors then sell and ship our products to their retail customers. Our distributors often use a DSD model of their own to make deliveries directly to individual stores, but they also make deliveries to retailers’ distribution centers. Our distributor customers include United Natural Foods (UNFI), KeHE Distributors, and C&S Wholesale Grocers. The distributor attends to optimal product merchandising, assortment, and product presentations at the retail end of the channel, with support from Lifeway’s direct sales force and broker network. Sales to our distributor customers represented approximately 48% of our total net sales for year ended 2022.

Under the direct store delivery (DSD) route to market, we sell our products to retailers and deliver it directly to the store using Company-owned vehicles and a team of Lifeway merchandisers who engage face-to-face with store management to ensure optimal product assortments and presentations. We operate our DSD model in the Chicago, Illinois metropolitan area only. Sales to our DSD customers represent approximately 2% of our total net sales for the year ended 2022.

Distribution outside of the U.S.

Substantially all of Lifeway’s products are distributed within the United States; however, certain of our distributors sell our products to retailers in Mexico and portions of South America and the Caribbean. Additionally, Lifeway products reach consumers in the United Kingdom, Ireland, and the Middle East under third party co-manufacturing agreements and in-country broker and distributor arrangements. Sales outside the United States represented approximately 1% of net sales for the year ended 2022.

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

Consumer Promotions and Marketing Campaigns

We engage in an ongoing and wide variety of marketing and media campaigns – primarily digital and social media, print advertising, television advertising, and event marketing. We complement these marketing and media efforts with industry-related trade shows and in-store promotional events. Our consumer marketing efforts also include cooperative advertising programs with our retail customers and various couponing campaigns, online consumer relationship programs, and other similar forms of promotions.

Our marketing efforts are aimed at stimulating demand with new and existing consumers by elevating awareness and consumption of kefir and probiotics, as well as enhancing our brand equity. Our awareness marketing seeks to promote the positive nutritional attributes and flavor of our products.

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

MAJOR CUSTOMERS

During the year ended December 31, 2022, two customers collectively accounted for approximately 22% of our total net sales. Two customers collectively accounted for approximately 28% of net accounts receivable as of December 31, 2022.

SEGMENTS

Lifeway has determined that it has one reportable segment based on how our chief operating decision maker manages the business and, in a manner, consistent with the internal reporting provided to the chief operating decision maker. The chief operating decision maker, who is responsible for allocating resources and assessing Company performance, has been identified as the Chief Executive Officer. Substantially all our consolidated revenues relate to the sale of cultured dairy products that we produce using the same processes and materials and are sold to consumers through a common network of distributors and retailers in the United States.

DANONE SA

Since October 1999, Danone SA, through subsidiaries (collectively “Danone”), has been the beneficial owner of approximately 24% of the outstanding common stock of Lifeway. Lifeway and Danone are parties to a Stockholders’ Agreement dated October 1, 1999, which as amended provides Danone the right to designate one director nominee, provides Danone with anti-dilutive rights relating to certain future offerings and issuances of capital stock, and grants Danone limited registration rights.

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

Changes in these laws or regulations, or the introduction of new laws or regulations, could increase the costs of doing business for the Company, our customers, or suppliers, or restrict our actions, causing our results of operations to be adversely affected.

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

SEASONALITY

Lifeway’s business is not seasonal.

EMPLOYEES

As of December 31, 2022, we employed 289 full-time and two part-time employees, of which 103 were members of a union bargaining unit.

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

ITEM 1A.   RISK FACTORS

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

As of December 31, 2022, we had $2.77 million outstanding under the Revolving Credit Facility and $3,72 million outstanding under the note payable, net of $25 thousand of unamortized deferred financing. Our loan agreements contain certain restrictions and requirements that among other things:

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

Although the members of the Smolyansky family together control less than 50% of our common stock collectively, they could significantly influence any matter requiring approval by our stockholders, including the election of all of our directors and the approval or rejection of any merger, change of control, or other significant corporate transaction. It is unlikely that any person interested in acquiring Lifeway will be able to do so without obtaining the consent of some members of the Smolyansky family. The Smolyansky family’s interests may not always be aligned with other stockholders’ interests. By exercising their influence, members of the Smolyansky family could cause Lifeway to take actions that are at odds with the investment goals of institutional, short-term, non-voting, or other non-controlling investors, or that have a negative effect on our stock price.

Our business could be negatively affected as a result of the actions of stockholders.

Our business could be negatively affected as a result of stockholder actions, which could cause us to incur significant expense, hinder execution of our business strategy, and impact the trading value of our securities.  Stockholder actions, including potential proxy contests, requires significant time and attention by management and our Board, potentially interfering with our ability to execute our strategic plan. We may be required to incur significant legal fees and other expenses related to stockholder actions, and the attention of our management may be diverted by such actions. While we welcome our stockholders’ constructive input, there can be no assurance that stockholder actions would not result in negative impacts to the Company. Any of these impacts could materially and adversely affect our business and operating results, and the market price of our Common Stock could be subject to significant fluctuation or otherwise be adversely affected by stockholder actions.

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

Two of our customers together accounted for 22% of our net sales in the fiscal year ended December 31, 2022. Where we enter into written agreements with our customers, they are generally terminable after short notice periods by the customer. In addition, our customers sometimes award contracts based on competitive bidding, which could result in lower profits for contracts we win and the loss of business for contracts we lose. The loss of any large customer, the reduction of purchasing levels, or the cancellation of any business from a large customer for an extended period of time could negatively affect our sales and results of operations.

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

Conventional and organic raw milk, our primary raw material, is an agricultural commodity that is subject to price fluctuations. Both conventional and organic milk prices in fiscal 2022 were higher than the prior year, and there can be no assurance that such prices will remain at these levels in the future. The supply and price of raw milk may be impacted by, among other things, weather, natural disasters, real or perceived supply shortages, lower dairy and crop yields, general increases in farm inputs and costs of production, political and economic conditions, labor actions, government actions, and trade barriers. Increases in the market price for raw milk or over-order premiums charged by producers may also impact our ability to enter into purchase commitments at a fixed price. There can be no assurance that our purchasing practices will mitigate future price risk. As a result, increases in the cost of raw milk could have an adverse impact on our profitability.

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

Our business depends heavily on raw materials and other inputs in addition to conventional and organic raw milk, such as sweeteners, diesel fuel, packaging material, resin, and other commodities. Our raw materials are generally sourced from third-party suppliers, and we are not assured of continued supply, pricing, or exclusive access to raw materials from any of these suppliers. In 2022, costs to us increased primarily due to inflationary price increases of other ingredients, packaging materials, and freight. However, for market conditions or competitive reasons, our pricing actions may also lag input cost changes, or we may not be able to pass along the full effect of increases in raw materials and other input costs as we incur them.

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

ITEM 1B.   UNRESOLVED STAFF COMMENTS

None.

ITEM 2.      PROPERTIES

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

ITEM 3.      LEGAL PROCEEDINGS

From time to time, we are engaged in litigation matters arising in the ordinary course of business. While the results of litigation and claims cannot be predicted with certainty, Lifeway believes that no such matter is reasonably likely to have a material adverse effect on our financial position or results of operations.

ITEM 4.      MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.     MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is listed on the Nasdaq Global Market under the symbol “LWAY.” Trading commenced on March 29, 1988. As of March 14, 2023, there were approximately 49 holders of record of Lifeway’s Common Stock, one of which was Cede & Co., a nominee for Depository Trust Company, or DTC, and 73 financial institutions as nominees for beneficial owners or in “street name” the shares of which were deposited into participant accounts at DTC and are considered to be held of record by Cede & Co. as one stockholder.

Common stock price

The following table shows the high and low sale prices per share of our common stock as reported on the Nasdaq Global Market for each quarter during the two most recent fiscal years:

	Common Stock Price Range
	2021
	Low	High
First Quarter	$5.21	$6.90
Second Quarter	$4.56	$5.71
Third Quarter	$5.15	$7.04
Fourth Quarter	$4.60	$5.85

	2022
	Low	High
First Quarter	$4.55	$8.42
Second Quarter	$4.56	$7.22
Third Quarter	$4.60	$7.86
Fourth Quarter	$5.26	$7.66

Dividend Policy

Lifeway does not routinely declare and pay dividends. From time to time however our Board of Directors may declare and pay dividends depending on our operating cash flow, financial condition, capital requirements and such other factors as the Board of Directors may deem relevant.

There were no dividends declared or paid in fiscal 2022 or 2021.

Issuer Purchases of Equity Securities

Period	Total number of shares purchased		Average price paid per share	Total number of shares purchased as part of a publicly announced program (a)	Approximate Dollar Value of Shares that may yet be Purchased Under the Plans or Programs ($ in thousands)

7/1/2021 to 7/31/2021	250,000		$6.33	250,000	$–
Fiscal Year 2021	250,000		$6.33	250,000	$–

11/1/2022 to 11/30/2022	850,340	(b)	$4.70	–	$–
Fiscal Year 2022	850,340		$4.70	–	$–

(a)	During the fourth quarter of 2015, Lifeway publicly announced a share repurchase program. On November 1, 2017, our Board of Directors amended the 2015 stock repurchase program (the “2017 amendment”), by adding to (i.e., exclusive of the shares previously authorized under the 2015 stock program repurchase) the authorization the lesser of $5,185 or 625 shares. The program has no expiration date. As of April 2020, the Company had reached the amended threshold of 625 shares and therefore no shares of common stock remain available to be purchased under the 2017 Repurchase Plan Amendment. On June 24, 2021, our Board authorized a plan to repurchase up to 250 shares of Common Stock in the open market within 24 months at no more than $10 per share (the “2021 Repurchase Plan”). As of December 31, 2021, the Company had reached the threshold of 250 shares and therefore no shares of common stock remain available to be purchased under the 2021 Repurchase Plan Amendment.
(b)	On November 7, 2022, the Company entered into a Stock Purchase Agreement with Ludmila Smolyansky (“Ms. Smolyansky”), to purchase 850,340 shares of Lifeway common stock from Ms. Smolyansky in a privately negotiated share repurchase (the “Share Repurchase”). The Share Repurchase closed on November 30, 2022.

ITEM 6.      [RESERVED]

ITEM 7.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the financial condition and results of operations as of and for the years ended December 31, 2022 and 2021 should be read in conjunction with the audited consolidated financial statements and the notes to those statements that are included elsewhere in this Annual Report on Form 10-K. In addition to historical information, the following discussion contains certain forward-looking statements within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. These statements relate to our future plans, objectives, expectations and intentions. These statements may be identified by the use of words such as "may," "could," "believe," "future," "depend," "expect," "will," "result," "can," "remain," "assurance," "subject to," "require," "limit," "impose," "guarantee," "restrict," "continue," "become," "predict," "likely," "opportunities," "effect," "change," "future," "predict," and "estimate," and similar terms or terminology, or the negative of such terms or other comparable terminology. Although we believe the expectations expressed in these forward-looking statements are based on reasonable assumptions within the bounds of our knowledge of our business, our actual results could differ materially from those discussed in these statements. Factors that could contribute to such differences include, but are not limited to, those discussed in the “Risk Factors” section in Part I, Item 1A. We undertake no obligation to update publicly any forward-looking statements for any reason even if new information becomes available or other events occur in the future.

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

Results of Operations

Comparison of Year Ended December 31, 2022 to Year Ended December 31, 2021 (in 000’s)

	December 31,
	2022			2021
	$	%		$	%

Net sales	141,568	100.0%		119,065	100.0%

Cost of goods sold	112,350	79.4%		87,604	73.6%
Depreciation expense	2,432	1.7%		2,751	2.3%
Total cost of goods sold	114,782	81.1%		90,355	75.9%

Gross profit	26,786	18.9%		28,710	24.1%

Selling expenses	11,304	8.0%		11,097	9.3%
General & administrative expenses	12,593	8.9%		11,611	9.8%
Amortization expense	540	0.4%		122	0.1%
Total operating expenses	24,437	17.2%		22,830	19.2%

Income from operations	2,349	1.7%		5,880	4.9%

Other income (expense):
Interest expense	(267)	(0.2%	)	(116)	(0.1%	)
Gain on investments	–	0.0%		2	0.0%
Loss on sale of property and equipment	(241)	(0.2%	)	(88)	(0.1%	)
Other Income, net	–	0.0%		(62)	0.0%
Total other income (expense)	(508)	(0.4%	)	(264)	(0.2%	)

Income before provision for income taxes	1,841	1.3%		5,616	4.7%

Provision for income taxes	917	0.6%		2,305	1.9%

Net income	924	0.7%		3,311	2.8%

Net Sales

Net sales were $141,568 for the year ended December 31, 2022, an increase of $22,503 or 18.9% versus prior year. The net sales increase was primarily driven by higher volumes of our branded drinkable kefir and the impact of price increases implemented during the year, and to a lesser extent, the favorable impact of our acquisition of Glen Oaks Farms during the third quarter of 2021. Approximately 18% of the net sales increase results from the full year 2022 impact of our acquisition of Glen Oaks Farms during the third quarter of 2021.

Gross Profit

Gross profit as a percentage of net sales decreased to 18.9% during the year ended December 31, 2022 from 24.1% during the same period in 2021. The decrease versus the prior year was primarily due to the unfavorable impact of milk pricing, and the inflationary price increases of other ingredients, packaging materials, and freight, partially offset by the decrease in depreciation expense and favorable labor efficiency due to increased volumes. We took favorable pricing actions during 2022 to recover a portion of the input and freight cost inflation. However, for market conditions or competitive reasons, our pricing actions may also lag input cost changes, or we may not be able to pass along the full effect of increases in raw materials and other input costs as we incur them.

Selling Expenses

Selling expenses increased by $207 to $11,304 during the year ended December 31, 2022 from $11,097 during the same period in 2021. The increase versus prior year is primarily due to increased investment in advertising and marketing programs, increased broker expense, partially offset by lower compensation expense.

General and Administrative Expenses

General and administrative expenses increased $982 to $12,593 during the year ended December 31, 2022 from $11,611 during the same period in 2021. The increase is primarily a result of increased legal and professional fees, which include expense related to non-routine stockholder action, the fiscal year 2020 Form 10-K restatement, and incentive compensation, partially offset by lower consulting expense to our former Chairperson of the Board of Directors.

Provision for Income Taxes

The provision for income taxes includes federal, state and local income taxes. The provision for income taxes was $917 and $2,305 during the year ended December 31, 2022 and 2021, respectively.

Our effective income tax rate was 49.1% in 2022 compared to 41.0% in 2021. The statutory Federal and state tax rates remained consistent from 2021 to 2022. The Company has a number of items that are nondeductible or are discrete adjustments to tax expense. The Company consistently reflects non-deductible officer compensation expense, non-deductible compensation expense related to equity incentive awards and separate state tax rates from year to year. Although similar items were reflected in 2022, the percentage effect is different due to the difference in pre-tax income in 2022 compared to 2021.

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

Section 162(m) of the Internal Revenue Code (the “Code”) limits the deductibility of compensation paid to certain of our executives to the extent their total compensation exceeds $1 million in any taxable year.

Income taxes are discussed in Note 10 in the Notes to the Consolidated Financial Statements.

Net Income (Loss)

We reported net income of $924 or $0.06 per basic and diluted common share for the year ended December 31, 2022 compared to net income of $3,311 or $0.21 per basic and diluted common share in the same period in 2021.

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

If additional borrowings are needed, $2,223 was available under the Revolving Credit Facility as of December 31, 2022 (see Note 7, Debt). We are in compliance with the terms of the Credit Agreement and expect to meet foreseeable financial requirements. The success of our business and financing strategies will continue to provide us with the financial flexibility to take advantage of various opportunities as they arise. To date, we have been successful in generating cash and obtaining financing as needed. However, if a serious economic or credit market crisis ensues, it could have a negative effect on our liquidity, results of operations and financial condition.

The Company’ most significant ongoing short-term cash requirements relate primarily to funding operations (including expenditures for raw materials, labor, manufacturing and distribution, trade and promotions, advertising and marketing, and income tax liabilities) as well as expenditures for property, plant, and equipment.

Long-term cash requirements primarily relate to funding long-term debt repayments (see Note 7, Debt) and deferred income taxes (see Note 10, Income Taxes).

The following table is derived from our Consolidated Statement of Cash Flows:

	Year Ended December 31,
	2022	2021
Net Cash Flows Provided By (Used In):
Operating activities	$3,987	$5,564
Investing activities	$(4,029)	$(7,142)
Financing activities	$(4,747)	$2,885

Operating Activities

Net cash provided by operating activities was $3,987 in 2022 compared to $5,564 in 2021. The decrease was primarily due to lower cash earnings, which reflect the impact of input and freight cost inflation in 2022, and the change in working capital.

Investing Activities

Net cash used in investing activities was $4,029 in 2022 compared to $7,142 in 2021. The decrease in cash used reflects the August 2021 acquisition of GlenOaks Farms, Inc., partially offset by increased capital spending in 2022. Our capital spending is focused in three core areas: growth, cost reduction, and facility improvements. Growth capital spending supports new product innovation and enhancements. Cost reduction and facility improvements support manufacturing efficiency, safety, and productivity.

Financing Activities

Net cash used in financing activities was $4,747 during 2022 compared to net cash provided by financing activities of $2,885 in 2021. The decrease in cash used relates to the term loan entered into during August 2021 in connection with the acquisition of GlenOaks Farms, Inc., partially offset by the quarterly principal payments under the term loan.

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

On November 7, 2022, the Company entered into a Stock Purchase Agreement with Ludmila Smolyansky (“Ms. Smolyansky”), to purchase 850,340 shares of Lifeway common stock from Ms. Smolyansky, Board of Director member. The shares were repurchased during the fourth quarter of 2022.

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

As of December 31, 2022, we had $2,777 outstanding under the Revolving Credit Facility and $3,727 outstanding under the note payable, net of $23 of unamortized deferred financing fees. We had $2,223 available for future borrowings under the Revolving Credit Facility as of December 31, 2022. As amended, all outstanding amounts under the Loans bear interest, at Lifeway’s election, at either the lender Base Rate (the Prime Rate minus 1.00%) or the LIBOR plus 1.95%, payable monthly in arrears. Lifeway is also required to pay a quarterly unused line fee of 0.20% on the Revolving Credit Facility and, in conjunction with the issuance of any letters of credit, a letter of credit fee of 0.20%.

The Company’s interest rate on debt outstanding under the revolving line of credit and note payable as of December 31, 2022 was 6.17% and 6.29%, respectively.

We are in compliance with all applicable financial debt covenants as of December 31, 2022. See Note 7 to our Consolidated Financial Statements for additional information regarding our indebtedness and related agreements.

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

Goodwill impairment

Goodwill totaled $11,704 as of December 31, 2022. The Company completed its annual goodwill impairment analysis as of December 31, 2022. Our assessment did not result in an impairment. Goodwill represents the excess purchase price over the fair value of the net tangible and other identifiable intangible assets acquired. We estimate the fair value of our one reporting unit annually (as of December 31), or more frequently if certain conditions exist, using a combination of the fair values derived from both the income approach and the market approach. Under the income approach, we calculate the fair value of a reporting unit based on the present value of estimated future cash flows. Cash flow projections are based on our estimates of revenue growth rates and operating margins, taking into consideration industry and market conditions. The discount rate used to determine the present value of future cash flows is based on the weighted-average cost of capital adjusted for the relevant risk associated with business-specific characteristics and the uncertainty related to the business's ability to execute on the projected cash flows. The market approach estimates fair value based on market multiples of revenue and earnings derived from comparable publicly-traded companies with similar operating and investment characteristics. The resulting fair value, based on the income and market approaches, is then compared to the carrying value to determine if impairment is necessary.

Sales discounts & allowance

We offer various trade promotions and sales incentive programs to customers and consumers. From time to time, we grant certain sales discounts to customers which are classified as a reduction in sales. The measurement and recognition of discounts and allowances involve the use of judgment and our estimates are made based on historical experience and specific customer program accruals. Differences between estimated and actual discount and allowance costs are normally not material and are recognized in earnings in the period such differences are determined. The process for analyzing trade promotion programs could impact our results of operations and trade spending accruals depending on how actual results of the programs compare to original estimates. As of December 31, 2022, we had $1,800 of accrued discounts and allowances.

Share-based compensation

Certain employees and non-employee directors receive various forms of share-based payment awards, and we recognize compensation expense for these awards based on their grant date fair values. The grant fair value of Restricted Stock Units (“RSUs”) and Performance Share Unit (“PSUs”) awards is equal to the Company’s closing stock price on the grant date. The Company granted RSU and PSU awards during 2022 to employees under the 2022 long-term incentive-based plan, and RSU awards to non-employee Directors under the 2022 Non-Employee Director Equity and Deferred Compensation Plan. We do not estimate forfeitures in measuring the grant date fair value, but rather account for forfeitures as they occur. See Note 11 to our consolidated financial statements for further detail.

Income taxes

We pay income taxes based on tax statutes, regulations, and case law of the various jurisdictions in which we operate. At any given time, multiple tax years are subject to audit by the various taxing authorities. Income taxes are accounted for under the asset and liability method. Deferred income tax assets and liabilities are recognized for the future tax effects of temporary differences between financial and income tax reporting using tax rates in effect for the years in which the differences are expected to reverse. The assumptions about future taxable income require the use of significant judgment and are consistent with the plans and estimates we are using to manage our underlying businesses.

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

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and

Stockholders of Lifeway Foods, Inc. and Subsidiaries:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Lifeway Foods, Inc. and Subsidiaries (the “Company”) as of December 31, 2021, the related consolidated statement of operations, stockholders’ equity, and cash flows for the year ended December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021, and the results of its operations and its cash flows for the year ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provide a reasonable basis for our opinion.

/s/ Mayer Hoffman McCann P.C.

We have served as the Company's auditor since 2015, which ended in 2022

Chicago, Illinois

July 21, 2022

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Lifeway Foods, Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheet of Lifeway Foods, Inc. and subsidiaries (the “Company”) as of December 31, 2022, the related consolidated statements of operations, stockholders’ equity, and cash flows for the year ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022, and the results of its operations and its cash flows for the year ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

Basis for opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

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

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2022.

Chicago, Illinois

March 27, 2023

LIFEWAY FOODS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

December 31, 2022 and 2021

(In thousands)

	December 31,
	2022	2021
Current assets
Cash and cash equivalents	$4,444	$9,233
Accounts receivable, net of allowance for doubtful accounts and discounts & allowances of $1,820 and $1,170 at December 31, 2022 and 2021, respectively	11,414	9,930
Inventories, net	9,631	8,285
Prepaid expenses and other current assets	1,445	1,254
Refundable income taxes	44	344
Total current assets	26,978	29,046

Property, plant and equipment, net	20,905	20,130
Operating lease right-of use asset	174	216
Goodwill	11,704	11,704
Intangible assets, net	7,438	7,978
Other assets	1,800	1,800
Total assets	$68,999	$70,874

Current liabilities
Current portion of note payable	$1,250	$1,000
Accounts payable	7,979	6,614
Accrued expenses	3,813	3,724
Accrued income taxes	–	725
Total current liabilities	13,042	12,063
Line of credit	2,777	2,777
Note payable	2,477	3,470
Operating lease liabilities	104	85
Deferred income taxes, net	3,029	3,201
Other long-term liabilities	–	147
Total liabilities	21,429	21,743

Commitments and contingencies (Note 9)

Stockholders’ equity
Preferred stock, no par value; 2,500 shares authorized; none issued	–	–
Common stock, no par value; 40,000 shares authorized; 17,274 shares issued; 14,645 and 15,435 shares outstanding at 2022 and 2021	6,509	6,509
Paid-in capital	3,624	2,552
Treasury stock, at cost	(16,993)	(13,436)
Retained earnings	54,430	53,506
Total stockholders’ equity	47,570	49,131

Total liabilities and stockholders’ equity	$68,999	$70,874

See accompanying notes to consolidated financial statements

LIFEWAY FOODS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

For the Years Ended December 31, 2022 and 2021

(In thousands, except per share data)

	2022	2021

Net sales	$141,568	$119,065

Cost of goods sold	112,350	87,604
Depreciation expense	2,432	2,751
Total cost of goods sold	114,782	90,355

Gross profit	26,786	28,710

Selling expenses	11,304	11,097
General and administrative	12,593	11,611
Amortization expense	540	122
Total operating expenses	24,437	22,830

Income from operations	2,349	5,880

Other income (expense):
Interest expense	(267)	(116)
Realized gain on investments, net	–	2
Loss on sale of property and equipment	(241)	(88)
Other (expense) income	–	(62)
Total other income (expense)	(508)	(264)

Income before provision for income taxes	1,841	5,616

Provision for income taxes	917	2,305

Net income	$924	$3,311

Basic earnings per common share	$0.06	$0.21

Diluted earnings per common share	$0.06	$0.21

Weighted average number of shares outstanding - Basic	15,396	15,537

Weighted average number of shares outstanding - Diluted	15,718	15,773

See accompanying notes to consolidated financial statements

LIFEWAY FOODS, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

For the Years Ended December 31, 2022 and 2021

(In thousands)

	Common Stock
	Issued		In treasury		Paid-In	Retained	Total
	Shares	$	Shares	$	Capital	Earnings	Equity

Balance, January 1, 2021	17,274	$6,509	(1,669)	$(12,450)	$2,600	$50,195	$46,854

Treasury stock purchased	–	–	(250)	(1,583)	–	–	(1,583)

Issuance of common stock in connection with stock-based compensation	–	–	80	597	(721)	–	(124)

Stock-based compensation	–	–	–	–	673	–	673

Net income	–	–	–	–	–	3,311	3,311

Balance, December 31, 2021	17,274	$6,509	(1,839)	$(13,436)	$2,552	$53,506	$49,131

Treasury stock purchased	–	–	(850)	(3,997)	–	–	(3,997)

Issuance of common stock in connection with stock-based compensation	–	–	60	440	(558)	–	(118)

Stock-based compensation	–	–	–	–	1,630	–	1,630

Net Income	–	–	–	–	–	924	924

Balance, December 31, 2022	17,274	$6,509	(2,629)	$(16,993)	$3,624	$54,430	$47,570

See accompanying notes to consolidated financial statements

LIFEWAY FOODS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2022 and 2021

(In thousands)

	2022	2021

Cash flows from operating activities:
Net income	$924	$3,311
Adjustments to reconcile net income to operating cash flow:
Depreciation and amortization	2,972	2,873
Non-cash interest expense	6	11
Non-cash rent expense	–	1
Bad debt expense	–	2
Deferred revenue	(28)	(30)
Stock-based compensation	1,109	1,144
Deferred income taxes	(172)	257
Loss on sale of property and equipment	241	88
(Increase) decrease in operating assets:
Accounts receivable	(1,483)	(1,931)
Inventories	(1,345)	(1,356)
Refundable income taxes	300	(313)
Prepaid expenses and other current assets	(191)	(91)
Increase (decrease) in operating liabilities:
Accounts payable	1,945	1,022
Accrued expenses	434	504
Accrued income taxes	(725)	72
Net cash provided by operating activities	3,987	5,564

Cash flows from investing activities:
Purchases of property and equipment	(3,449)	(1,922)
Acquisition, net of cash acquired	(580)	(5,220)
Net cash used in investing activities	(4,029)	(7,142)

Cash flows from financing activities:
Purchase of treasury stock	(3,997)	(1,583)
Payment of deferred financing cost	–	(32)
Proceeds from note payable	–	5,000
Repayment of note payable	(750)	(500)
Net cash (used in) provided by financing activities	(4,747)	2,885

Net (decrease) increase in cash and cash equivalents	(4,789)	1,307
Cash and cash equivalents at the beginning of the period	9,233	7,926
Cash and cash equivalents at the end of the period	$4,444	$9,233

Supplemental cash flow information:
Cash paid for income taxes, net of (refunds)	$1,121	$2,288
Cash paid for interest	$247	$102
Non-cash investing activities
Increase in right-of-use assets and operating lease obligations	$83	$45
Business acquisition escrow payable	$–	$580

See accompanying notes to consolidated financial statements

LIFEWAY FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2022 and 2021

(In thousands)

Note 1 – Basis of presentation

The consolidated financial statements and accompanying notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The consolidated financial statements include all of the assets, liabilities and results of operations of Lifeway Foods, Inc. and its wholly owned subsidiaries (collectively “Lifeway” or the “Company”). All inter-company balances and transactions have been eliminated in the consolidated financial statements.

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

During the fourth quarter of 2021, the Company completed an assessment of the useful life of its $3,700 indefinite-lived brand name intangible asset and determined that it should adjust the estimated useful life from an indefinite length to 15 years. The change in accounting estimate was effective January 1, 2022, at which time the Company began amortizing the asset over 15 years. The future amortization expense is included in the five-year intangible asset amortization table in Note 5 – Goodwill and Intangible Assets.

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

The Company has no restricted cash as of December 31, 2022. The Restricted cash escrow funds of $580 were deposited by Lifeway in connection with the September 18, 2021 acquisition of certain assets of Glen Oaks Farms, Inc. The funds are security for the liability and indemnity obligations of seller as defined under the asset purchase agreement. The escrow funds were remitted to the sellers in August 2022.

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

Performance obligations promised in a contract are identified based on the goods or services that will be transferred to the customer, which is the delivery of food and beverage products which provide immediate benefit to the customer.

Lifeway accounts for product shipping and handling as fulfillment activities with revenues for these activities recorded within net revenue and costs recorded within cost of goods sold. Any taxes collected on behalf of government authorities are excluded from net revenues.

Variable consideration, which includes known or expected pricing or revenue adjustments, such as trade discounts, allowances for non-saleable products, product returns, trade incentives and coupon redemption, is estimated utilizing the most likely amount method.

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

Intangible assets

Intangible assets acquired in a business combination are recorded at their estimated fair values at the date of acquisition. Identifiable intangible assets with finite lives are amortized over their estimated useful lives as follows:

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

Level 3 – Inputs that are generally unobservable and typically reflect management’s estimate of assumptions that market participants would use in pricing the asset or liability.

Lifeway’s financial assets and liabilities that are not carried at fair value on a recurring basis include cash and cash equivalents, accounts receivable, other receivables, accounts payable, accrued expenses and revolving line of credit for which carrying value approximates fair value.

The Company records its investments in equity securities without a readily determinable fair value at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. As of December 31, 2022, and 2021, the Company has one investment without a readily determinable fair value which is recorded at $1,800 in other assets on the consolidated balance sheet. The investment cost of $1,800 includes a cumulative unrealized gain of $1,731 resulting from an observable price change in 2019. There were no upward or downward adjustments to the investment cost during 2022 or 2021.

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

Advertising costs

Advertising costs are expensed as incurred and reported in Selling expense in the Company’s consolidated statements of operations. Expenditures totaled $3,353 and $3,267 for the years ended December 31, 2022 and 2021, respectively.

Earnings (loss) per common share

Basic earnings (loss) per common share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares issued and outstanding during the reporting period. Diluted earnings (loss) per common share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares issued and outstanding and the effect of all dilutive common stock equivalents related to the Company’s outstanding stock-based compensation awards outstanding during the reporting period. For the years ended December 31, 2022 and 2021, there were 322 and 236 common stock equivalents outstanding, respectively.

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

Recent accounting pronouncements

Issued but not yet effective

In October 2021, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. The new guidance provides a single comprehensive accounting model on revenue recognition for contracts with customers and requires that the acquirer in a business combination recognize and measure contract assets and liabilities acquired in a business combination in accordance with Topic 606 (Revenue from Contracts with Customers). The amendments in this ASU are effective for fiscal years beginning after December 15, 2022. Early adoption is permitted, including adoption in an interim period. With early adoption, the amendments are applied retrospectively to all business combinations for which the acquisition date occurs on or after the beginning of the fiscal year that includes the interim period of adoption and prospectively to all business combinations that occur on or after the date of initial application. Management does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The new guidance provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. The guidance will be effective prospectively as of March 12, 2020 through December 31, 2022 and interim periods within those fiscal years. Management will adopt this new guidance effective January 1, 2023, and does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, in November 2018 issued an amendment, ASU 2018-19, Codification Improvements to Topic 326, Financial Instruments - Credit Losses, and in November 2019 issued two amendments, ASU 2019-10, Financial Instruments – Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842): Effective Dates, and ASU 2019-11, Codification Improvements to Topic 326, Financial Instruments – Credit Losses. The series of new guidance amends the impairment model by requiring entities to use a forward-looking approach based on expected losses rather than incurred losses to estimate credit losses on certain types of financial instruments, including trade receivables. This may result in the earlier recognition of allowances for losses. The guidance should be applied on either a prospective transition or modified-retrospective approach depending on the subtopic. The guidance is effective for annual periods beginning after December 15, 2022, including interim periods within those fiscal years, with early adoption permitted. Management does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

Note 3 – Inventories, net

	December 31,
	2022	2021
Ingredients	$2,859	$2,279
Packaging	3,233	2,723
Finished goods	3,539	3,283
Total inventories, net	$9,631	$8,285

Note 4 – Property, Plant and Equipment, net

	December 31,
	2022	2021
Land	$1,565	$1,565
Buildings and improvements	19,341	17,920
Machinery and equipment	32,786	32,073
Vehicles	640	640
Office equipment	979	900
Construction in process	1,180	417
	56,491	53,515
Less accumulated depreciation	(35,586)	(33,385)
Total property, plant and equipment, net	$20,905	$20,130

Note 5 – Goodwill and Intangible Assets

Goodwill

Goodwill consisted of the following:

Total
Balance at December 31, 2021, before accumulated impairment loses	$12,948
Accumulated impairment losses	(1,244)
Balance at December 31, 2021	$11,704
Balance at December 31, 2022	$11,704

Goodwill

The Company performed the annual impairment assessment of goodwill for its single reporting unit as of December 31, 2022 and 2021, noting no impairment loss. Considerable management judgment is necessary to evaluate goodwill for impairment. Lifeway estimates fair value using widely accepted valuation techniques including discounted cash flows and market multiples analysis with respect to its single reporting unit. These valuation approaches are dependent upon a number of factors, including estimates of future growth rates, its cost of capital, capital expenditures, income tax rates, and other variables. Assumptions used in the Company’s valuations were consistent with its internal projections and operating plans. Lifeway’s discounted cash flows forecast could be negatively impacted by a change in the competitive landscape, any internal decisions to pursue new or different strategies, a loss of a significant customer, or a significant change in the market place including changes in the prices paid for its products or changes in the size of the market for its products. Additionally, under the market approach analysis, the Company used significant other observable inputs including various guideline company comparisons. Lifeway bases its fair value estimates on assumptions it believes to be reasonable, but which are unpredictable and inherently uncertain. Changes in these estimates or assumptions could materially affect the determination of fair value and the conclusions of the quantitative goodwill test for the Company’s one reporting unit.

Approximately $1,664 of goodwill is deductible for income tax purposes.

Intangible Assets

The gross carrying amounts and accumulated amortization of intangible assets consisted of the following:

	December 31, 2022			December 31, 2021
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount

Recipes	$44	$(44)	$–	$44	$(44)	$–
Customer lists and other customer related intangibles	4,529	(4,529)	–	4,529	(4,529)	–
Customer relationship	3,385	(1,212)	2,173	3,385	(1,052)	2,333
Brand names	7,948	(2,683)	5,265	7,948	(2,303)	5,645
Formula	438	(438)	–	438	(438)	–
Total intangible assets, net	$16,344	$(8,906)	$7,438	$16,344	$(8,366)	$7,978

Estimated amortization expense on intangible assets for the next five years is as follows:

Year	Amortization
2023	$540
2024	$540
2025	$540
2026	$540
2027	$540

Note 6 – Accrued Expenses

Accrued expenses consisted of the following:

	December 31,
	2022	2021
Payroll and incentive compensation	$2,925	$2,951
Real estate taxes	394	359
Current portion of operating lease liabilities	70	131
Other	424	283
Total accrued expenses	$3,813	$3,724

Note 7 – Debt

Note payable consisted of the following:

	December 31,
	2022	2021
Term loan due August 18, 2026. Interest (6.29% at December 31, 2022) payable monthly.	$3,750	$4,500
Unamortized deferred financing costs	(23)	(30)
Total note payable	3,727	4,470
Less current portion	(1,250)	(1,000)
Total long-term portion	$2,477	$3,470

The scheduled maturities of the term loan, excluding deferred financing costs, at December 31, 2022 are as follows:

2023	$1,250
2024	1,000
2025	1,000
2026	500
Total term loan	$3,750

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

Lifeway was in compliance with the fixed charge coverage ratio and minimum working capital covenants at December 31, 2022.

Revolving Credit Facility

As of December 31, 2022, the Company had $2,777 outstanding under the Revolving Credit Facility. Lifeway had $2,223 available for future borrowings under the Revolving Credit Facility as of December 31, 2022. Lifeway’s interest rate on debt outstanding under the Revolving Credit Facility as of December 31, 2022 was 6.17%.

Deferred Financing Costs

As of December 31, 2022, net unamortized deferred financing costs of $23 related to the term loan were included as a direct deduction from outstanding long-term debt.

Note 8 – Leases

The Company leases certain machinery and equipment with fixed base rent payments and variable costs based on usage. Remaining lease terms for these leases range from less than one year to five years. The Company includes lease extension options, if applicable and reasonably certain to be exercised, in the calculation of the right-of-use asset and lease liabilities. Lifeway includes only fixed payments for lease components in the measurement of the right-of-use asset and lease liability. Variable lease payments are those that vary because of changes in facts or circumstances occurring after the commencement date, other than the passage of time. There are no residual value guarantees. Lifeway does not currently have leases which meet the finance lease classification as defined under ASC 842.

Lifeway treats contracts as a lease when the contract conveys the right to use a physically distinct asset for a period of time in exchange for consideration, it directs the use of the asset and obtain substantially all the economic benefits of the asset.

The Company does not record leases with an initial term of 12 months or less on the balance sheet. Expense for these short-term leases is recorded on a straight-line basis over the lease term. Total lease expense was $229 and $304 (including short term leases) for the years ended December 31, 2022 and 2021, respectively.

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

Future maturities of lease liabilities were as follows:

Year	Operating Leases
2023	$86
2024	67
2025	33
2026	10
2027	3
Total lease payments	199
Less: Interest	(25)
Present value of lease liabilities	$174

The weighted-average remaining lease term for its operating leases was 2.7 years as of December 31, 2022. The weighted average discount rate of its operating leases was 11.70% as of December 31, 2022. Cash paid for amounts included in the measurement of lease liabilities was $151 and $198 for the year ended December 31, 2022 and 2021, respectively.

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

Note 10 – Income taxes

The provision for income taxes consists of the following:

	For the Years Ended December 31,
	2022	2021
Current:
Federal	$645	$1,097
State and local	444	951
Total current	1,089	2,048
Deferred	(172)	257
Provision for income taxes	$917	$2,305

The following is a reconciliation of income tax expense computed at the U.S. federal statutory tax rate to income tax expense reported in the consolidated statement of operations:

	2022			2021
	Amount	Percentage		Amount	Percentage
Federal income tax at statutory rate	$392	21.0%		$1,179	21.0%
State and local tax, net	287	15.4%		440	7.8%
Other permanent differences	8	0.4%		6	0.1%
Section 162m	229	12.2%		206	3.7%
Stock based compensation	127	6.8%		100	1.8%
Uncertain tax positions	–	–%		218	3.9%
Change in tax rates	(83)	(4.4%	)	198	3.4%
Other	(43)	(2.3%	)	(42)	(0.7%	)
Provision for income taxes	$917	49.1%		$2,305	41.0%

The tax effects of temporary differences giving rise to deferred income tax assets and liabilities were:

	December 31,
	2022	2021
Deferred tax liabilities attributable to:
Accumulated depreciation and amortization	$(3,394)	$(3,401)
Unrealized gains	(472)	(473)
Total deferred tax liabilities	(3,866)	(3,874)
Deferred tax assets attributable to:
Net operating losses	6	6
Accrued compensation	287	170
Incentive compensation	194	164
Inventory	328	324
Allowances for doubtful accounts and discounts	5	5
Deferred revenue	–	10
Other	17	(6)
Total net deferred tax assets	837	673
Net deferred tax liabilities	$(3,029)	$(3,201)

The following table details the Company's tax attributes related to net operating losses for which it has recorded deferred tax assets.

Tax Attributes	Gross Amount	Net Amount	Expiration Years
State net operating losses	$116	$6	2035
		$6

During the year, the Company recorded adjustments to its unrecognized tax benefits. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2022	2021
Balance at January 1	$396	$95
Additions based on tax positions of prior years	–	301
Settlement for tax positions of prior years	(396)	–
Balance at December 31	$–	$396

Lifeway is subject to U.S. federal income tax as well as income tax in multiple state and city jurisdictions. With limited exceptions, Lifeway’s calendar year 2019 and subsequent federal and state tax years remain open by statute. As of December 31, 2022, the unrecognized tax benefit is $0.

The amount of interest and penalties recognized in the consolidated statements of operations was $0 during 2022 and 2021, respectively. The amount of accrued interest and penalties recognized in the consolidated balance sheets was $0 at December 31, 2022 and 2021, respectively.

Note 11 – Stock-based and Other Compensation

Omnibus Incentive Plan

In December 2015, Lifeway stockholders approved the 2015 Omnibus Incentive Plan, which authorized the issuance of an aggregate of 3.5 million shares to satisfy awards of stock options, stock appreciation rights, unrestricted stock, restricted stock, restricted stock units, performance shares and performance units to qualifying employees. Under the Plan, the Board or its Audit and Corporate Governance Committee approves stock awards to executive officers and certain senior executives, generally in the form of restricted stock or performance shares. The number of performance shares that participants may earn depends on the extent to which the corresponding performance goals have been achieved. Stock awards generally vest over a three-year performance or service period. At December 31, 2022, no shares remain available for award under the 2015 Omnibus Incentive Plan as it was terminated on August 31, 2022. However, any outstanding awards under the 2015 Omnibus Incentive Plan are unaffected by the termination of the 2015 Omnibus Incentive Plan or by the approval of the 2022 Omnibus Incentive Plan (the “2022 Plan”) as described below.

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

Awards granted under the 2022 Plan are generally subject to a minimum vesting period of at least one year. Awards may be subject to cliff-vesting or graded-vesting conditions, with graded vesting starting no earlier than one year after the grant date. The Plan Administrator may provide for shorter vesting periods in an award agreement for no more than five percent of the maximum number of shares authorized for issuance under the 2022 Plan. As of December 31, 2022, 3.00 million shares remain available to award under the 2022 Plan.

Stock Options

The following table summarizes stock option activity during the year ended December 31, 2022:

	Options	Weighted average exercise price	Weighted average remaining contractual life	Aggregate intrinsic value

Outstanding at December 31, 2021	41	$10.42	4.22	$–
Granted	–	–	–
Exercised	–	–	–	–
Forfeited	–	–	–	–
Outstanding at December 31, 2022	41	$10.42	3.22	$–
Exercisable at December 31, 2022	41	$10.42	3.22	$–

Lifeway measures the fair value of stock options using the Black-Scholes option pricing model. The expected term of options granted was based on the weighted average time of vesting and the end of the contractual term. The Company utilized this simplified method as it did not have sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected term.

Restricted Stock Awards

A Restricted Stock Award (“RSA”) represents the right to receive one share of common stock in the future. RSAs have no exercise price. The grant date fair value of the awards is equal to the Company’s closing stock price on the grant date. The following table summarizes RSA activity during the year ended December 31, 2022.

	Restricted Stock Awards	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2021	94	$4.50
Granted	97	6.25
Shares issued upon vesting	(27)	3.43
Forfeited	–	–
Outstanding at December 31, 2022	164	$5.69
Vested and deferred at December 31, 2022	37	$5.60

Lifeway expenses RSAs over the service period. For the years ended December 31, 2022 and 2021 total stock-based compensation expense recognized in the consolidated statements of operations was $279 and $264, respectively. For the years ended December 31, 2022 and 2021 tax-related benefits of $78 and $76, respectively, were also recognized. As of December 31, 2022, the total remaining unearned compensation related to non-vested RSAs was $520, which is expected to be amortized over the weighted-average remaining service period of 1.55 years.

Long-Term Incentive Plan Compensation

Lifeway has established long-term incentive-based compensation programs for certain senior executives and key employees pursuant to the terms of its incentive plans.

2020 CEO Incentive Award

During the fourth quarter 2020, Lifeway awarded a long-term equity-based incentive of $750 to its Chief Executive Officer (the “2020 CEO Award”) depending on Lifeways 2020 performance levels compared to the respective targets. The equity-based incentive compensation is payable in restricted stock that vests one-third in April 2022, one-third in April 2023, and one-third in April 2024. The issuance of vested equity awards is subject to approval under the Stock Purchase Agreement dated October 1, 1999. For the years ended December 31, 2022 and 2021, $229 and $342 was expensed as stock-based compensation expense in the consolidated statements of operations. As of December 31, 2022, the total remaining unearned compensation was $129, of which $105 will be recognized in 2023, and $24 in 2024, respectively, subject to vesting. During Q2 2021, the number of shares became fixed and determinable. Therefore, the award liability was reclassified from long-term liabilities to paid in capital.

2021 Equity Award

The 2021 long-term equity incentive plan compensation is based on Lifeway’s achievement of adjusted EBITDA performance versus the respective target established by the Board for 2021. Under the 2021 plan, collectively the participants earned equity-based incentive compensation of $1,069 based on Lifeway’s achievement of the respective financial target. The equity-based incentive compensation is payable in restricted stock that vests one-third in April 2022, one-third in April 2023, and one-third in April 2024. For the years ended December 31, 2022 and 2021, $449 and $386 was expensed as stock-based compensation expense in the consolidated statements of operations, respectively. As of December 31, 2022, the total remaining unearned compensation was $234, of which $194 will be recognized in 2023, and $40 in 2024, respectively, subject to vesting. During Q2 2022, the number of shares awarded became fixed and determinable. Therefore, the award liability was reclassified from long-term liabilities to paid in capital.

2022 Equity Award

Under the 2022 long-term incentive plan, participants can earn a specified number of target level Performance Share Units (“PSUs”) contingent upon the achievement of strategic milestones during the three-year measurement period, which is fiscal year 2022 to 2024. The strategic milestones are 1) 3-year cumulative net revenue, and 2) 3-year cumulative adjusted EBITDA. The target number of PSU awards are weighted 50% on net revenue and 50% on adjusted EBITDA. Collectively, the participants can earn 125,066 PSUs at the target level. Participants may earn more or less than the target number of shares based on actual results, however the minimum and maximum number of shares that can be earned are bound by minimum and maximum thresholds of net revenue and adjusted EBITDA. The PSU awards will be earned and will vest, if at all, after the end of the three-year measurement period based on achievement of the milestones. The PSU awards do not vest during the three-year measurement period. The PSUs have a grant date fair value of $6.25 dollars per share. For the twelve months ended December 31, 2022, $151 was expensed as stock-based compensation expense in the consolidated statements of operations, respectively.

The 2022 long-term incentive plan also granted restricted stock unit awards that contain only a service condition and vest on the passage of time in three equal installments on each of the first three anniversaries of the August 31, 2022 grant date. The stock-based compensation expense for these awards is included in the Restricted Stock Award section above.

Non-Employee Director Plan

On August 31, 2022, Lifeway stockholders approved the 2022 Non-Employee Director Equity and Deferred Compensation Plan (the “2022 Director Plan”), which authorizes the grant of restricted stock units (“RSUs”), which will vest on such schedule as the Company, in its sole discretion, shall determine. Each non-employee director of the Company is eligible to be a participant in the 2022 Director Plan until they no longer serve as a non-employee director. As of the date of each annual shareholder meeting, the Company may grant each director a number of RSUs for such year and set the vesting schedule for the RSUs granted. Whether and how many RSUs the Company will grant to directors in any year is subject to the sole discretion of the Company and shall in any event be subject to the 2022 Director Plan’s overall share limits. The maximum aggregate number of shares of common stock that may be issued under the 2022 Directors Plan is 500 thousand shares. As of December 31, 2022, 466 thousand shares remain available to award under the 2022 Director Plan. The aggregate fair market value of shares underlying RSU compensation that may be issued as RSU compensation to a director in any year shall not exceed $170. In addition to the grant of RSUs, the 2022 Director Plan also provides for the deferral by electing participants of all or part of their cash compensation (in 10% increments) into a deferred cash account, and they may defer all or part of their cash and/or RSU compensation (in 10% increments) into a deferred RSU account. Deferred benefits are paid in a lump sum upon the applicable director’s departure from the Board of Directors.

Retirement Benefits

Lifeway has a defined contribution plan which is available to substantially all full-time employees. Under the terms of the plan we match employee contributions under a prescribed formula. For the years ended December 31, 2022 and 2021 total contribution expense recognized in the consolidated statements of operations was $446 and $432, respectively.

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

Lifeway has determined that it has one reportable segment based on how its chief operating decision maker manages the business and, in a manner, consistent with the internal reporting provided to the chief operating decision maker. The chief operating decision maker, who is responsible for allocating resources and assessing the Company’s performance, has been identified as the Chief Executive Officer. Substantially all of Lifeway’s consolidated revenues relate to the sale of cultured dairy products that it produces using the same processes and materials and are sold to consumers through a common network of distributors and retailers in the United States.

Net sales of products by category were as follows for the years ended December 31:

	2022		2021
In thousands	$	%	$	%

Drinkable Kefir other than ProBugs	110,247	78%	95,850	80%
Cheese	12,651	9%	12,612	11%
Cream and other	7,465	5%	3,582	3%
Drinkable Yogurt	6,105	4%	2,223	2%
ProBugs Kefir	3,403	3%	3,178	3%
Other dairy	1,697	1%	1,620	1%
Net Sales	141,568	100%	119,065	100%

Significant Customers – Sales are predominately to companies in the retail food industry located within the United States. Two major customers accounted for approximately 22% and 23% of net sales for the years ended December 31, 2022 and 2021, respectively. Two major customers accounted for 28% and 32% of accounts receivable as of December 31, 2022 and 2021, respectively.

Note 13 – Share repurchase program

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

Stock Purchase Agreement

On November 7, 2022, the Company entered into a Stock Purchase Agreement with Ludmila Smolyansky (“Ms. Smolyansky”), to purchase 850,340 shares of Lifeway common stock from Ms. Smolyansky. The shares were repurchased during the fourth quarter of 2022.

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

As a closing condition to the Stock Purchase Agreement, Ms. Smolyansky and Mr. Smolyansky delivered an executed amendment (the “Amendment”) to that certain Settlement Agreement dated as of July 27, 2022 (the “Settlement Agreement”), between the Company and Ms. Smolyansky and Mr. Smolyansky. Pursuant to the Amendment, Ms. Smolyansky and Mr. Smolyansky each agree, among other things, to (i) grant the Company a right of first refusal, subject to Danone North America Public Benefit Corporation’s (“Danone”) right of first refusal, on substantially similar terms as Danone (ii) extend the standstill and all related terms under the Proxy Settlement Agreement through the date of the 2024 annual meeting of the Company’s shareholders (the “Standstill”); and (iii) to appear in person or by proxy and vote their respective remaining shares of common stock beneficially owned, individually or otherwise, and controlled by either of them and over which they have power and authority to vote during the Standstill (a) in accordance with the recommendations of the Board at any special meeting or annual meeting of the shareholders with respect to any proposal(s) not related to the sale of the Company or all or substantially all of the assets of the Company; and (b) in proportion to the vote of the other shareholders with respect to any proposal relating to any vote on the sale of the Company or all or substantially all of the assets of the Company.

Note 14 – Related party transactions

Consulting Services

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

On January 4, 2022, the Company notified Ms. Smolyansky that it was terminating the Agreement effective January 17, 2022. Service fees earned are included in general and administrative expenses in the accompanying consolidated statements of operations and were $22 and $500 during the years ended December 31, 2022 and 2021, respectively.

Endorsement Agreement

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

Royalties earned are included in selling expenses in the accompanying consolidated statements of operations and were $400 and $600 during the years ended December 31, 2022 and 2021, respectively.

Stock Purchase Agreement

See the November 2022 stock purchase agreement between Ms. Smolyansky and the Company in Note 13.

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

ITEM 9.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.   CONTROLS AND PROCEDURES

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

As of December 31, 2022 (the “Evaluation Date”), we conducted an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2022 in ensuring that information required to be disclosed by us under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified under the Exchange Act rules.

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

Management, including our Chief Executive Officer and our Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework (2013). Based on this assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2022.

Remediation of the Material Weakness

During 2022, management evaluated our policies and procedures related to accounting for deferred income taxes and goodwill of acquired intangible assets. We have implemented controls to ensure that (i) the goodwill allocation associated with any acquired intangible assets are properly accounted for and disclosed in the period of acquisition, and (ii) the deferred income tax effects of acquired intangible assets are properly accounted for and disclosed in the period of acquisition.

Changes in Internal Control over Financial Reporting

Except as discussed above, there were no changes in our internal control over financial reporting that occurred during 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

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

3.	Exhibits.

No.	Description	Form	Period Ending	Exhibit	Filing Date

3.1	Amended and Restated Bylaws	Filed Herewith

3.2	Articles of Incorporation, as amended and currently in effect	10-K	12/31/2013	3.2	4/2/2014

10.1	Stockholders’ Agreement dated October 1, 1999 by and among Danone Foods, Inc., Lifeway Foods, Inc., Michael Smolyansky and certain other parties	8-K	10/1/1999	10.11	10/12/1999

10.2	Letter Agreement dated December 24, 1999	8-K	12/24/1999	10.12	1/12/2000

10.3+	Employment Agreement, dated September 12, 2002, between Lifeway Foods, Inc. and Julie Smolyansky	10-QSB/A No. 2	9/30/2002	10.14	4/30/2003

10.4	Endorsement Agreement by and between the Company and Ludmila Smolyansky, dated as of March 14, 2016	10-K	12/31/2015	10.24	3/16/2016

10.5	Termination Agreement dated as of August 30, 2022, between the Company and Ludmila Smolyansky	8-K	9/6/2022	10.2	9/13/2022

10.6	Amended and Restated Loan and Security Agreement dated as of May 7, 2018 among Lifeway Foods, Inc., Fresh Made, Inc., The Lifeway Kefir Shop, LLC, Lifeway Wisconsin, Inc., and CIBC Bank USA, as Lender.	8-K	5/7/2018	10.1	5/11/2018

10.7+	Employment Agreement by and between the Company and Amy Feldman, dated as of October 29, 2018	8-K	10/26/2018	10.1	11/1/2018

10.8+	Employment Agreement by and between the Company and Eric Hanson, dated as of January 18, 2019	8-K	1/1/2019	10.1	1/23/2019

10.9	First Modification to Amended and Restated Loan and Security Agreement dated as of April 10, 2019 among Lifeway Foods, Inc., Fresh Made, Inc., The Lifeway Kefir Shop, LLC, Lifeway Wisconsin, Inc., and CIBC Bank USA, as Lender.	10-K	12/31/2018	10.10	4/15/2019

10.10	Second Modification to Amended and Restated Loan and Security Agreement, effective as of December 10, 2019 by and among Lifeway Foods, Inc., Fresh Made, Inc., The Lifeway Kefir Shop, LLC, Lifeway Wisconsin, Inc., and CIBC Bank USA, as Lender.	8-K	12/10/2019	10.1	12/10/2019

10.11	Third Modification to Amended and Restated Loan and Security Agreement dated as of September 30, 2020 among Lifeway Foods, Inc., Fresh Made, Inc., The Lifeway Kefir Shop, LLC, Lifeway Wisconsin, Inc., and CIBC Bank USA, as Lender.	10-Q	9/30/2020	10.1	10/6/2020

10.12	Fourth Modification to Amended and Restated Loan and Security Agreement, dated as of August 18, 2021, by and among Lifeway Foods, Inc., Fresh Made, Inc., The Lifeway Kefir Shop, LLC, Lifeway Wisconsin, Inc., and CIBC Bank USA, as Lender	8-K	8/18/2021	10.1	8/20/2021

10.13+	Amended and Restated Consulting Agreement dated December 28, 2020 by and between the Company and Ludmila Smolyansky	8-K	12/28/2020	10.1	12/28/2020

10.14+	Lifeway Foods, Inc. Omnibus Incentive Plan	8-K	12/14/2015	10.2	12/18/2015

10.15+	Notice of Restricted Stock Unit Award	8-K	12/14/2015	10.3	12/18/2015

10.16+	Notice of Performance Unit Award	8-K	12/14/2015	10.4	12/18/2015

10.17+	Notice of Restricted Stock Award	8-K	12/14/2015	10.5	12/18/2015

10.18+	Notice of Non-Qualified Stock Option Award	8-K	12/14/2015	10.6	12/18/2015

10.19	Settlement Agreement dated as of July 27, 2022, between the Company and Edward Smolyansky and Ludmila Smolyansky	8-K	7/27/2022	10.1	7/29/2022

10.20	Amendment to Settlement Agreement dated as of July 27, 2022, between the Company and Edward Smolyansky and Ludmila Smolyansky	Filed Herewith

10.21+	Lifeway Foods, Inc. 2022 Omnibus Incentive Plan	8-K	8/31/2022	10.1	9/2/2022

10.22+	Form of Notice of Restricted Stock Award under the Lifeway Foods, Inc. 2022 Non-Employee Director Equity and Deferred Compensation Plan	10-Q	9/30/2022	10.6	11/14/2022

10.23+	Form of Notice of Restricted Stock Unit Award under the Lifeway Foods, Inc. 2022 Omnibus Incentive Plan	10-Q	9/30/2022	10.7	11/14/2022

10.24+	Form of Notice of Performance-Based Restricted Stock Unit Award under the 2022 Omnibus Incentive Plan	10-Q	9/30/2022	10.8	11/14/2022

10.25+	Lifeway Foods, Inc. 2022 2022 Non-Employee Director Equity and Deferred Compensation Plan	8-K	8/31/2022	10.2	9/2/2022

10.26+	Form of Notice of Restricted Stock Unit Award under the Lifeway Foods, Inc. 2022 Non-Employee Director Equity and Deferred Compensation Plan	10-Q	9/30/2022	10.6	11/14/2022

10.27	Settlement Agreement dated as of September 1, 2022, between the Company and Edward Smolyansky	8-K	9/6/2022	10.1	9/13/2022

10.28	Stock Purchase Agreement dated as of November 7, 2022, between the Company and Ludmila Smolyansky.	8-K	11/7/2022	10.1	11/9/2022

10.29	Restricted Stock Unit Award Agreement, dated as of April 27, 2022, by and between the Company and Jason Scher.	Filed Herewith

21	List of Subsidiaries of the Registrant

23.1	Consent of Grant Thornton LLP

23.2	Consent of Mayer Hoffman McCann P.C.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Julie Smolyansky

31.2	Rule 13a-14(a)/15d-14(a) Certification of Eric Hanson

32.1*	Section 1350 Certification of Julie Smolyansky

32.2*	Section 1350 Certification of Eric Hanson

99.1*	Press release dated March 27, 2023 reporting the Company’s financial results for year ended December 31, 2022.

101*	The following financial statements from the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, formatted in inline XBRL, include: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Stockholders’ Equity, (iv) Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements.

__________________

+	Indicates a management contract or compensatory plan or arrangement.
*	This exhibit is furnished and not deemed filed with the Securities and Exchange Commission, and is not incorporated by reference into any filing of Lifeway Foods, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of filing this Form 10-K and irrespective of any general incorporation language contained in such filing.

ITEM 16.    FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIFEWAY FOODS, INC.

Date: March 27, 2023	By:	/s/ Julie Smolyansky
Julie Smolyansky
Chief Executive Officer, President, and Director

Date: March 27, 2023	By:	/s/ Eric Hanson
Eric Hanson
Chief Financial & Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 27, 2023	/s/ Julie Smolyansky
Julie Smolyansky
Chief Executive Officer, President, and Director
(Principal Executive Officer)

Date: March 27, 2023	/s/ Eric Hanson
Eric Hanson
Chief Financial & Accounting Officer
(Principal Financial & Accounting Officer)

Date: March 27, 2023
Ludmila Smolyansky
Director

Date: March 27, 2023	/s/ Jason Scher
Jason Scher
Director

Date: March 27, 2023	/s/ Pol Sikar
Pol Sikar
Director

Date: March 27, 2023	/s/ Jody Levy
Jody Levy
Director

Date: March 27, 2023	/s/ Dorri McWhorter
Dorri McWhorter
Director

Date: March 27, 2023	/s/ Juan Carlos Dalto
Juan Carlos Dalto
Director

Date: March 27, 2023	/s/ Perfecto Sanchez
Perfecto Sanchez
Director

