Form 10-Q
period 2023-03-31
Lifeway Foods, Inc.
filed 2023-05-15
CIK 814586

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒       QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2023

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

Number of shares of Common Stock, no par value, outstanding as of May 10, 2023: 14,656,155.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

LIFEWAY FOODS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

March 31, 2023 and December 31, 2022

(In thousands)

	March 31, 2023	December 31,
	Unaudited	2022
Current assets
Cash and cash equivalents	$5,209	$4,444
Accounts receivable, net of allowance for doubtful accounts and discounts & allowances of $1,750 and $1,820 at March 31, 2023 and December 31, 2022 respectively	11,985	11,414
Inventories, net	9,292	9,631
Prepaid expenses and other current assets	1,068	1,445
Refundable income taxes	–	44
Total current assets	27,554	26,978

Property, plant and equipment, net	22,140	20,905
Operating lease right-of-use asset	154	174
Goodwill	11,704	11,704
Intangible assets, net	7,303	7,438
Other assets	1,800	1,800
Total assets	$70,655	$68,999

Current liabilities
Current portion of note payable	$1,000	$1,250
Accounts payable	9,146	7,979
Accrued expenses	3,228	3,813
Accrued income taxes	416	–
Total current liabilities	13,790	13,042
Line of credit	2,777	2,777
Note payable	2,228	2,477
Operating lease liabilities	88	104
Deferred income taxes, net	3,029	3,029
Total liabilities	21,912	21,429

Commitments and contingencies (Note 9)

Stockholders' equity
Preferred stock, no par value; 2,500 shares authorized; no shares issued or outstanding at March 31, 2023 and December 31, 2022	–	–
Common stock, no par value; 40,000 shares authorized; 17,274 shares issued; 14,645 outstanding at March 31, 2023 and December 31, 2022	6,509	6,509
Paid-in capital	3,967	3,624
Treasury stock, at cost	(16,993)	(16,993)
Retained earnings	55,260	54,430
Total stockholders' equity	48,743	47,570

Total liabilities and stockholders' equity	$70,655	$68,999

See accompanying notes to consolidated financial statements

LIFEWAY FOODS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

For the three months ended March 31, 2023 and 2022

(Unaudited)

(In thousands, except per share data)

	2023	2022

Net Sales	$37,904	$34,099

Cost of goods sold	29,030	27,863
Depreciation expense	648	656
Total cost of goods sold	29,678	28,519

Gross profit	8,226	5,580

Selling expense	3,519	3,202
General and administrative expense	3,135	3,292
Amortization expense	135	135
Total operating expenses	6,789	6,629

Income (loss) from operations	1,437	(1,049)

Other (expense) income:
Interest expense	(104)	(42)
Other (expense) income, net	5	(1)
Total other (expense) income	(99)	(43)

Income (loss) before provision for income taxes	1,338	(1,092)

Provision (benefit) for income taxes	508	(197)

Net income (loss)	$830	$(895)

Earnings (loss) per common share:
Basic	$0.06	$(0.06)
Diluted	$0.06	$(0.06)

Weighted average common shares:
Basic	14,645	15,435
Diluted	15,030	15,435

See accompanying notes to consolidated financial statements

4

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

LIFEWAY FOODS, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

(Unaudited)

(In thousands)

	Common Stock
	Issued		In treasury		Paid-In	Retained	Total
	Shares	$	Shares	$	Capital	Earnings	Equity
Balance, January 1, 2023	17,274	$6,509	(2,629)	$(16,993)	$3,624	$54,430	$47,570

Stock-based compensation	–	–	–	–	343	–	343

Net income	–	–	–	–	–	830	830

Balance, March 31, 2023	17,274	$6,509	(2,629)	$(16,993)	$3,967	$55,260	$48,743

See accompanying notes to consolidated financial statements

LIFEWAY FOODS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Three months ended March 31,
	2023	2022
Cash flows from operating activities:
Net income (loss)	$830	$(895)
Adjustments to reconcile net income (loss) to operating cash flow:
Depreciation and amortization	783	791
Non-cash interest expense	2	2
Deferred revenue	–	(8)
Stock-based compensation	343	315
(Increase) decrease in operating assets:
Accounts receivable	(572)	(1,458)
Inventories	339	(364)
Refundable income taxes	44	(159)
Prepaid expenses and other current assets	377	188
Increase (decrease) in operating liabilities:
Accounts payable	1,046	2,109
Accrued expenses	(581)	(643)
Accrued income taxes	416	(526)
Net cash provided by (used in) operating activities	3,027	(648)

Cash flows from investing activities:
Purchases of property and equipment	(1,762)	(348)
Net cash used in investing activities	(1,762)	(348)

Cash flows from financing activities:
Repayment of note payable	(500)	(250)
Net cash used in financing activities	(500)	(250)

Net increase (decrease) in cash and cash equivalents	765	(1,246)

Cash and cash equivalents at the beginning of the period	4,444	9,233

Cash and cash equivalents at the end of the period	$5,209	$7,987

Supplemental cash flow information:
Cash paid for income taxes, net	$47	$95
Cash paid for interest	$130	$40

Non-cash investing activities
Accrued purchase of property and equipment	$122	$17
Increase in right-of-use assets and operating lease obligations	$19	$36

See accompanying notes to consolidated financial statements

LIFEWAY FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data)

Note 1 – Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. (“U.S. GAAP”) for interim financial information, and do not include certain information and footnote disclosures required for complete, audited financial statements. In the opinion of management, these statements include all adjustments necessary for a fair presentation of the results of all interim periods reported herein. The consolidated financial statements and related notes should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022. Results of operations for any interim period are not necessarily indicative of future or annual results.

Principles of consolidation

The consolidated financial statements include the accounts of Lifeway Foods, Inc. and all its wholly owned subsidiaries (collectively “Lifeway” or the “Company”). All significant intercompany accounts and transactions have been eliminated.

Note 2 – Summary of Significant Accounting Policies

Our significant accounting policies, which are summarized in detail in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, have not materially changed. The following is a description of certain of our significant accounting policies.

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

Customer concentration

Sales are predominately to companies in the retail food industry located within the United States. Two major customers accounted for approximately 24% and 21% of net sales for the three months ended March 31, 2023 and 2022, respectively.

Advertising and promotional costs

Lifeway expenses advertising costs as incurred and is reported in Selling expense in the Company’s consolidated statement of operations. Total advertising expense was $1,463 and $1,204 for the three months ended March 31, 2023 and 2022, respectively.

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

Recent accounting pronouncements

Adopted

In October 2021, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. The new guidance provides a single comprehensive accounting model on revenue recognition for contracts with customers and requires that the acquirer in a business combination recognize and measure contract assets and liabilities acquired in a business combination in accordance with Topic 606 (Revenue from Contracts with Customers). The amendments in this ASU are effective for fiscal years beginning after December 15, 2022. The Company adopted this standard during the first quarter of 2023. The adoption did not have a material impact on the Company’s financial statements.

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The new guidance provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. The guidance will be effective prospectively as of March 12, 2020 through December 31, 2022 and interim periods within those fiscal years. The Company adopted this standard during the first quarter of 2023. The adoption did not have a material impact on the Company’s financial statements.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, in November 2018 issued an amendment, ASU 2018-19, Codification Improvements to Topic 326, Financial Instruments - Credit Losses, and in November 2019 issued two amendments, ASU 2019-10, Financial Instruments – Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842): Effective Dates, and ASU 2019-11, Codification Improvements to Topic 326, Financial Instruments – Credit Losses. The series of new guidance amends the impairment model by requiring entities to use a forward-looking approach based on expected losses rather than incurred losses to estimate credit losses on certain types of financial instruments, including trade receivables. This may result in the earlier recognition of allowances for losses. The guidance should be applied on either a prospective transition or modified-retrospective approach depending on the subtopic. The guidance is effective for annual periods beginning after December 15, 2022, including interim periods within those fiscal years, with early adoption permitted. The Company adopted this standard during the first quarter of 2023. The adoption did not have a material impact on the Company’s financial statements.

Note 3 – Inventories, net

Inventories consisted of the following:

	March 31, 2023	December 31, 2022
Ingredients	$3,029	$2,859
Packaging	2,929	3,233
Finished goods	3,334	3,539
Total inventories, net	$9,292	$9,631

Note 4 – Property, Plant and Equipment, net

Property, plant and equipment consisted of the following:

	March 31, 2023	December 31, 2022
Land	$1,565	$1,565
Buildings and improvements	19,356	19,341
Machinery and equipment	32,786	32,786
Vehicles	712	640
Office equipment	1,024	979
Construction in process	2,931	1,180
	58,374	56,491
Less accumulated depreciation	(36,234)	(35,586)
Total property, plant and equipment, net	$22,140	$20,905

Note 5 – Goodwill and Intangible Assets

Goodwill

Goodwill consisted of the following:

Total
Balance at December 31, 2022, before accumulated impairment loses	$12,948
Accumulated impairment losses	(1,244)
Balance at December 31, 2022	$11,704
Balance at March 31, 2023	$11,704

Intangible Assets

Other intangible assets, net consisted of the following:

	March 31, 2023			December 31, 2022
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount

Recipes	$44	$(44)	$–	$44	$(44)	$–
Customer lists and other customer related intangibles	4,529	(4,529)	–	4,529	(4,529)	–
Customer relationship	3,385	(1,252)	2,133	3,385	(1,212)	2,173
Brand names	7,948	(2,778)	5,170	7,948	(2,683)	5,265
Formula	438	(438)	–	438	(438)	–
Total intangible assets, net	$16,344	$(9,041)	$7,303	$16,344	$(8,906)	$7,438

Estimated amortization expense on intangible assets for the next five years is as follows:

Year	Amortization
Nine months ended December 31, 2023	$405
2024	$540
2025	$540
2026	$540
2027	$540

Note 6 – Accrued Expenses

Accrued expenses consisted of the following:

	March 31, 2023	December 31, 2022
Payroll and incentive compensation	$2,327	$2,925
Real estate taxes	309	394
Current portion of operating lease liabilities	66	70
Other	526	424
Total accrued expenses	$3,228	$3,813

Note 7 – Debt

Note payable consisted of the following:

	March 31, 2023	December 31, 2022
Term loan due August 18, 2026. Interest (6.71% at March 31, 2023) payable monthly.	$3,250	$3,750
Unamortized deferred financing costs	(22)	(23)
Total note payable	3,228	3,727
Less current portion	(1,000)	(1,250)
Total long-term portion	$2,228	$2,477

The scheduled maturities of the term loan, excluding deferred financing costs, at March 31, 2023 are as follows:

Nine months ended December 31, 2023	$750
2024	1,000
2025	1,000
2026	500
Total term loan	$3,250

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

Lifeway was in compliance with the fixed charge coverage ratio and minimum working capital covenants at March 31, 2023.

Revolving Credit Facility

As of March 31, 2023, the Company had $2,777 outstanding under the Revolving Credit Facility. The Company had $2,223 available for future borrowings under the Revolving Credit Facility as of March 31, 2023. Lifeway’s interest rate on debt outstanding under the Revolving Credit Facility as of March 31, 2023 was 6.66%.

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

Lifeway treats contracts as a lease when the contract conveys the right to use a physically distinct asset for a period of time in exchange for consideration, it directs the use of the asset and obtains substantially all the economic benefits of the asset.

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

The Company does not record leases with an initial term of 12 months or less on the balance sheet. Expense for these short-term leases is recorded on a straight-line basis over the lease term. Total lease expense was $31 and $65 (including short term leases) for the three months ended March 31, 2023 and 2022, respectively.

Future maturities of lease liabilities were as follows:

Year	Operating Leases
Nine months ended December 31, 2023	$62
2024	67
2025	33
2026	10
2027	3
Thereafter	–
Total lease payments	175
Less: Interest	(21)
Present value of lease liabilities	$154

The weighted-average remaining lease term for its operating leases was 2.54 years as of March 31, 2023. The weighted average discount rate of its operating leases was 11.67% as of March 31, 2023. Cash paid for amounts included in the measurement of lease liabilities was $25 and $43 for the three months ended March 31, 2023 and 2022, respectively.

Note 9 – Commitments and contingencies

Litigation

Lifeway is involved in various legal proceedings, claims, disputes, regulatory matters, audits, and proceedings arising in the ordinary course of, or incidental to the Company’s business, including commercial disputes, product liabilities, intellectual property matters and employment-related matters. See footnote 13 for subsequent event litigation.

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

Note 10 – Income taxes

Income taxes were recognized at effective rates of 37.9% and 18.1% for the three months ended March 31, 2023 and 2022, respectively. The change in the Company’s effective tax rate for the three months ended March 31, 2023 compared to 2022 is primarily driven by the change in method for calculation of period expense. The current period applies the estimated annual rate method. As described below, the period ended March 31, 2022 applied the discrete rate method.

The Company calculates the provision for income taxes during interim reporting periods by applying an estimate of the annual effective tax rate for the full year, excluding unusual or infrequently occurring discrete items, and applies that rate to income (loss) before provision for income taxes for the period. In accordance with the authoritative guidance, the Company used a discrete effective tax rate method to calculate income taxes for the quarter ended March 31, 2022 because small changes in the estimated level and mix of annual income or loss by jurisdiction would result in significant changes in the estimated annual effective tax rate making the historical method unreliable.

The Company’s effective tax rate may change from period to period based on recurring and non-recurring factors including the relative mix of pre-tax earnings (or losses), the jurisdictional mix of earnings, enacted tax legislation, state income taxes, the impact of non-deductible items, changes in valuation allowances, settlement of tax audits, and the expiration of the statute of limitations in relation to unrecognized tax benefits. The Company records discrete income tax items such as enacted tax rate changes and completed tax audits in the period in which they occur. The Company consistently reflects non-deductible officer compensation expense, non-deductible compensation expense related to equity incentive awards and separate state tax rates from period to period. Although similar items were reflected in 2023, the percentage effect is different due to the difference in pre-tax income (loss) in 2023 compared to 2022.

Unrecognized tax benefits were $0 at March 31, 2023 and 2022, respectively. The Company does not expect material changes to its unrecognized tax benefits during the next twelve months. However, the outcome of tax audits cannot be predicted with certainty. If a tax audit is resolved in a manner inconsistent with its expectations, the Company could be required to adjust its provision for income taxes in the period such resolution occurs.

Note 11 – Stock-based and Other Compensation

Omnibus Incentive Plan

In December 2015, Lifeway stockholders approved the 2015 Omnibus Incentive Plan, which authorized the issuance of an aggregate of 3.5 million shares to satisfy awards of stock options, stock appreciation rights, unrestricted stock, restricted stock, restricted stock units, performance shares and performance units to qualifying employees. Under the Plan, the Board or its Audit and Corporate Governance Committee approves stock awards to executive officers and certain senior executives, generally in the form of restricted stock or performance shares. The number of performance shares that participants may earn depends on the extent to which the corresponding performance goals have been achieved. Stock awards generally vest over a three-year performance or service period. At March 31, 2023, no shares remain available for award under the 2015 Omnibus Incentive Plan as it was terminated on August 31, 2022. However, any outstanding awards under the 2015 Omnibus Incentive Plan are unaffected by the termination of the 2015 Omnibus Incentive Plan or by the approval of the 2022 Omnibus Incentive Plan (the “2022 Plan”) as described below.

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

Awards granted under the 2022 Plan are generally subject to a minimum vesting period of at least one year. Awards may be subject to cliff-vesting or graded-vesting conditions, with graded vesting starting no earlier than one year after the grant date. The Plan Administrator may provide for shorter vesting periods in an award agreement for no more than five percent of the maximum number of shares authorized for issuance under the 2022 Plan. As of March 31, 2023, 3.00 million shares remain available to award under the 2022 Plan.

Stock Options

The following table summarizes stock option activity during the three months ended March 31, 2023:

	Options	Weighted average exercise price	Weighted average remaining contractual life	Aggregate intrinsic value
Outstanding at December 31, 2022	41	$10.42	3.22	$–
Granted	–	–	–	–
Exercised	–	–	–	–
Forfeited	–	–	–	–
Outstanding at March 31, 2023	41	$10.42	2.97	$–
Exercisable at March 31, 2023	41	$10.42	2.97	$–

Restricted Stock Awards

A Restricted Stock Award (“RSA”) represents the right to receive one share of common stock in the future. RSAs have no exercise price. The grant date fair value of the awards is determined by the Company’s closing stock price on the grant date. Lifeway expenses RSAs over the vesting period. The following table summarizes RSA activity during the three months ended March 31, 2023.

	Restricted Stock Awards	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2022	164	$5.69
Granted	–	–
Shares issued upon vesting	–	–
Forfeited	–	–
Outstanding at March 31, 2023	164	$5.69
Vested and deferred at March 31, 2023	37	$5.60

For the three months ended March 31, 2023 and 2022 total pre-tax stock-based compensation expense recognized in the consolidated statements of operations was $104 and $63, respectively. For the three months ended March 31, 2023 and 2022 tax-related benefits of $29 and $18, respectively, were also recognized. Future compensation expense related to restricted stock awards was $417 as of March 31, 2023 and will be recognized on a weighted average basis over the next 1.29 years.

Long-Term Incentive Plan Compensation

Lifeway has established long-term incentive-based compensation programs for certain senior executives and key employees pursuant to the terms of its incentive plans.

2020 CEO Incentive Award

During the fourth quarter 2020, Lifeway awarded a long-term equity-based incentive of $750 to its Chief Executive Officer (the “2020 CEO Award”) depending on Lifeways 2020 performance levels compared to the respective targets. The equity-based incentive compensation is payable in restricted stock that vests one-third in April 2022, one-third in April 2023, and one-third in April 2024. The issuance of vested equity awards is subject to approval under the Stock Purchase Agreement dated October 1, 1999. For the three months ended March 31, 2023 and 2022, $43 and $85 was expensed as stock-based compensation expense in the consolidated statements of operations, respectively. As of March 31, 2023, the total remaining unearned compensation was $86, of which $62 will be recognized in 2023, and $24 in 2024, respectively, subject to vesting.

2021 Equity Award

The 2021 long-term equity incentive plan compensation is based on Lifeway’s achievement of adjusted EBITDA performance versus the respective target established by the Board for 2021. Under the 2021 plan, collectively the participants earned equity-based incentive compensation of $1,069 based on Lifeway’s achievement of the respective financial target. The equity-based incentive compensation is payable in restricted stock that vests one-third in April 2022, one-third in April 2023, and one-third in April 2024. For the three months ended March 31, 2023 and 2022, $84 and $166 was expensed as stock-based compensation expense in the consolidated statements of operations, respectively. As of March 31, 2023, the total remaining unearned compensation was $150, of which $110 will be recognized in 2023, $40 in 2024, respectively, subject to vesting.

2022 Equity Award

Under the 2022 long-term incentive plan, participants can earn a specified number of target level Performance Share Units (“PSUs”) contingent upon the achievement of strategic milestones during the three-year Measurement Period, which is fiscal year 2022 to 2024. The strategic milestones are 1) 3-year cumulative net revenue, and 2) 3-year cumulative adjusted EBITDA. The target number of PSU awards are weighted 50% on net revenue and 50% on adjusted EBITDA. Collectively, the participants can earn 125,066 PSUs at the target level. Participants may earn more or less than the target number of shares based on actual results, however the minimum and maximum number of shares that can be earned are bound by minimum and maximum thresholds of net revenue and adjusted EBITDA. The PSU awards will be earned and will vest, if at all, after the end of the three-year measurement period based on achievement of the milestones. The PSU awards do not vest during the three-year measurement period. The PSUs have a grant date fair value of $6.25 dollars per share. For the three months ended March 31, 2023 and 2022, $112 and $0 was expensed as stock-based compensation expense in the consolidated statements of operations, respectively.

The 2022 long-term incentive plan also granted restricted stock unit awards that contain only a service condition and vest on the passage of time in three equal installments on each of the first three anniversaries of the August 31, 2022 grant date. The stock-based compensation expense for these awards is included in the Restricted Stock Award section above.

Non-Employee Director Plan

On August 31, 2022, Lifeway stockholders approved the 2022 Non-Employee Director Equity and Deferred Compensation Plan (the “2022 Director Plan”), which authorizes the grant of restricted stock units (“RSUs”), which will vest on such schedule as the Company, in its sole discretion, shall determine. Each non-employee director of the Company is eligible to be a participant in the 2022 Director Plan until they no longer serve as a non-employee director. As of the date of each annual shareholder meeting, the Company may grant each director a number of RSUs for such year and set the vesting schedule for the RSUs granted. Whether and how many RSUs the Company will grant to directors in any year is subject to the sole discretion of the Company and shall in any event be subject to the 2022 Director Plan’s overall share limits. The maximum aggregate number of shares of common stock that may be issued under the 2022 Directors Plan is 500 thousand shares. As of March 31, 2023, 466 thousand shares remain available to award under the 2022 Director Plan. The aggregate fair market value of shares underlying RSU compensation that may be issued as RSU compensation to a director in any year shall not exceed $170. In addition to the grant of RSUs, the 2022 Director Plan also provides for the deferral by electing participants of all or part of their cash compensation (in 10% increments) into a deferred cash account, and they may defer all or part of their cash and/or RSU compensation (in 10% increments) into a deferred RSU account. Deferred benefits are paid in a lump sum upon the applicable director’s departure from the Board of Directors.

Retirement Benefits

Lifeway has a defined contribution plan which is available to substantially all full-time employees. Under the terms of the plan, the Company matches employee contributions under a prescribed formula. For the three months ended March 31, 2023 and 2022, total contribution expense recognized in the consolidated statements of operations was $150 and $129, respectively.

Note 12 – Related Party Transactions

Consulting Services

Lifeway obtained consulting services from Ludmila Smolyansky, a member of the Company’s Board of Directors and former Chairperson of its Board of Directors. On January 4, 2022, the Company notified Ms. Smolyansky that it was terminating the amended and restated consultancy agreement effective January 17, 2022. Service fees earned are included in general and administrative expenses in the accompanying consolidated statements of operations and were $0 and $22 during each of the three months ended March 31, 2023 and 2022, respectively.

Endorsement Agreement

Lifeway was also a party to an endorsement agreement, dated as March 14, 2016, by and between the Company and Ludmila Smolyansky, a member of the Company’s Board of Directors and former Chairperson of its Board of Directors (the “Endorsement Agreement”) under which it paid the Chairperson a royalty based on the sale of certain Lifeway products, not to exceed $50 in any fiscal month.

On September 6, 2022, the Company entered into an agreement (the “Termination Agreement”) with Ms. Smolyansky that terminated the Endorsement Agreement as of September 6, 2022.

Pursuant to the Termination Agreement, the Company and Ms. Smolyansky have agreed, among other things, that (i) the Company will pay Ms. Smolyansky a lump sum payment of $400, (ii) Ms. Smolyansky will no longer have any further claims against the Company under the Endorsement Agreement, and (iii) the Endorsement Agreement was terminated and of no further force or effect except for the provisions thereof that expressly survive termination.

Royalties earned were $0 and $150 during each of the three months ended March 31, 2023 and 2022, respectively.

Note 13 – Subsequent Events

On April 14, 2023, the Company filed a lawsuit against Ludmila Smolyansky, a current director of the Company (“Ms. Smolyansky”), and Edward Smolyansky, a former director and executive officer of the Company (“Mr. Smolyansky,” and together with Ms. Smolyansky, the “Defendants”) in the Circuit Court of Cook County, Illinois. The Company alleged, among other claims, that the Defendants breached their contractual obligations under the Proxy Settlement Agreement, the Employment Settlement Agreement between the Company and Mr. Smolyansky and the Endorsement Termination Agreement between the Company and Ms. Smolyansky (collectively, the “Agreements”), as applicable, by publicly making statements which negatively commented upon the Company, including the Company’s corporate activities, Board and management and submitting what was purported to be an alternate slate of director nominees for consideration at this Annual Meeting in violation of the Proxy Settlement Agreement. The Company is seeking recovery of at least $100 from Mr. Smolyansky and at least $400 from Ms. Smolyansky.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) in this Form 10-Q is provided as a supplement to, and should be read in conjunction with, our audited consolidated financial statements, the accompanying notes, and the MD&A included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 (the “Form 10-K”). Unless otherwise specified, any description of “our”, “we”, and “us” in this MD&A refer to Lifeway Foods, Inc. and our subsidiaries.

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

Forward looking statements are based on management’s beliefs, assumptions, estimates and observations of future events based on information available to our management at the time the statements are made and include any statements that do not relate to any historical or current fact. These statements are not guarantees of future performance and they involve certain risks, uncertainties and assumptions that are difficult to predict. Actual outcomes and results may differ materially from what is expressed, implied or forecast by our forward-looking statements due in part to the risks, uncertainties, and assumptions that include:

•	Changes in the pricing of commodities;
•	The actions and decisions of our competitors and customers, including those related to price competition;
•	Our ability to successfully implement our business strategy;
•	The effects of government regulation;
•	The impact of the COVID-19 outbreak on our business, suppliers, consumers, customers, and employees;
•	Disruptions to our supply chain, or our manufacturing and distribution capabilities, including those due to cybersecurity threats; and
•	Such other factors as discussed throughout Part I, Item 1 “Business”; Part I, Item 1A “Risk Factors”; and Part II, Item 7 “Management's Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2022 and that are described from time to time in our filings with the SEC.

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

Business Overview

Lifeway was founded in 1986 by Michael Smolyansky shortly after he and his wife, Ludmila Smolyansky, emigrated from Eastern Europe to the United States. Lifeway was the first to successfully introduce kefir to the U.S. consumer on a commercial scale, initially catering to ethnic consumers in the Chicago, Illinois metropolitan area. In the years that have followed, Lifeway has grown to become the largest producer and marketer of kefir in the U.S. and an important player in the broader market spaces of probiotic-based products and natural, “better for you” foods.

The Company’s primary product is drinkable kefir, a cultured dairy product. Lifeway Kefir is tart and tangy, high in protein, calcium and vitamin D. Thanks to our exclusive blend of kefir cultures, each cup of kefir contains 12 live and active cultures and 25 to 30 billion beneficial CFU (Colony Forming Units) at the time of manufacture.

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

Recent Developments

Current Macroeconomic Environment and Inflation Impact

Since 2022, we have been experiencing inflationary and cost pressures due to volatility and disruption in the global economy which have increased our production and distribution costs. Specifically, the cost of milk, other ingredients, packaging materials, and transportation to our customers has increased, and continue to unfavorably affect our profitability and operating cash flows. We expect inflationary pressures to persist throughout 2023, although at lower levels than experienced in 2022. In response to these persistent inflationary and cost pressures, we instituted price increases in 2022 on many of our products. We expect that these inflation-justified price increases will continue to help mitigate our increased costs.

We have not experienced significant supply chain disruptions or labor supply shortages and have continued to satisfy customer and consumer demand for our products. Management continues to proactively manage the supply and transportation of materials used to make and package our products, staffing, and transportation of our products to customers. This proactive planning has allowed the Company to avoid disruption to its manufacturing facilities and production, transportation, and sales and to meet the increased demand. The Company has maintained full production at all locations and does not anticipate manufacturing or staffing disruptions in the near term.

Results of Operations

Three Months Ended March 31, 2023 Compared to Three Months Ended March 31, 2022

The following table presents certain information concerning our financial results, including information presented as a percentage of consolidated net sales:

	Three Months Ended March 31,
	2023			2022
	$	%		$	%
Net sales	37,904	100.0%		34,099	100.0%
Cost of goods sold	29,030	76.6%		27,863	81.7%
Depreciation expense	648	1.7%		656	1.9%
Total cost of goods sold	29,678	78.3%		28,519	83.6%
Gross profit	8,226	21.7%		5,580	16.4%
Selling expenses	3,519	9.3%		3,202	9.4%
General & administrative expense	3,135	8.2%		3,292	9.7%
Amortization expense	135	0.4%		135	0.4%
Total operating expenses	6,789	17.9%		6,629	19.5%
Income (loss) from operations	1,437	3.8%		(1,049)	(3.1%	)
Other (expense) income:
Interest expense	(104)	(0.3%	)	(42)	(0.1%	)
Other (expense) income, net	5	0.0%		(1)	0.0%
Total other (expense) income	(99)	(0.3%	)	(43)	(0.1%	)
Income (loss) before provision for income taxes	1,338	3.5%		(1,092)	(3.2%	)
Provision (benefit) for income taxes	508	1.3%		(197)	(0.6%	)
Net income (loss)	830	2.2%		(895)	(2.6%	)

Net Sales

Net sales finished at $37,904 for the three-month period ended March 31, 2023, an increase of $3,805 or 11.2% versus prior year. The net sales increase was primarily driven by higher volumes of our branded drinkable kefir and the impact of price increases implemented during the fourth quarter of 2022.

Net sales by product category were as follows for the three months ended March 31:

	2023		2022
	$	%	$	%
Drinkable Kefir excluding ProBugs	$29,800	79%	$26,362	77%
Cheese	3,345	9%	3,024	9%
Cream and other	1,920	5%	1,968	6%
Drinkable yogurt	1,616	4%	1,551	5%
ProBugs Kefir	808	2%	782	2%
Other dairy	415	1%	412	1%
Net Sales	$37,904	100%	$34,099	100%

Gross Profit

Gross profit as a percentage of net sales was 21.7% during the three-month period ended March 31, 2023. Gross profit percentage was 16.4% in the prior year. The increase versus the prior year was primarily due to the impact of price increases implemented during the fourth quarter of 2022 and higher volumes of our branded products, and to a lesser extent the favorable impact of milk pricing and favorable transportation costs.

Selling Expenses

Selling expenses increased by $317 to $3,519 during the three-month period ended March 31, 2023 from $3,202 during the same period in 2022. The increase is primarily due to increased investment in advertising and marketing programs, and increased compensation expense, partially offset by the reduction in royalty expense resulting from the termination of the endorsement agreement in September 2022.

General and Administrative Expenses

General and administrative expenses decreased $157 to $3,135 during the three-month period ended March 31, 2023 from $3,292 during the same period in 2022.

Provision (Benefit) for Income Taxes

The provision (benefit) for income taxes was $508 and $(197) during the three months ended March 31, 2023 and 2022, respectively.

The effective income tax rate for the three months ended March 31, 2023 was 37.9% compared to 18.1% in the same period last year. The statutory Federal and state tax rates remained consistent from 2022 to 2023. The Company has items that are nondeductible or are discrete adjustments to tax expense. The Company consistently reflects non-deductible officer compensation expense, non-deductible compensation expense related to equity incentive awards and separate state tax rates from period to period. Although similar items were reflected in 2023, the percentage effect is different due to the difference in pre-tax (loss) income in 2023 compared to 2022.

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

If additional borrowings are needed, $2,223 was available under the Revolving Credit Facility as of March 31, 2023 (see Note 7, Debt). We are in compliance with the terms of the Credit Agreement and expect to meet foreseeable financial requirements. The success of our business and financing strategies will continue to provide us with the financial flexibility to take advantage of various opportunities as they arise. To date, we have been successful in generating cash and obtaining financing as needed. However, in connection with the COVID-19 pandemic or other circumstances, if a serious economic or credit market crisis ensues, it could have a negative effect on our liquidity, results of operations and financial condition.

The Company’s most significant ongoing short-term cash requirements relate primarily to funding operations (including expenditures for raw materials, labor, manufacturing and distribution, trade and promotions, advertising and marketing, and income tax liabilities) as well as expenditures for property, plant and equipment.

Long-term cash requirements primarily relate to funding long-term debt repayments (see Note 7, Debt) and deferred income taxes (see Note 10, Income Taxes, in our Annual Report on Form 10-K).

Cash Flow

The following table is derived from our Consolidated Statement of Cash Flows:

	Three months Ended March 31,
Net Cash Flows Provided By (Used In):	2023	2022
Operating activities	$3,027	$(648)
Investing activities	$(1,762)	$(348)
Financing activities	$(500)	$(250)

Operating Activities

Net cash provided by operating activities was $3,027 during the three-month period ended March 31, 2023 compared to net cashed used of $648 in the same period in 2022. The increase was primarily due to higher cash earnings which reflect the impact of price increases implemented during the fourth quarter of 2022 and the change in working capital.

Investing Activities

Net cash used in investing activities was $1,762 during the three-month period ended March 31, 2023 compared to $348 in the same period in 2022. The increase in cash used reflects our planned capital spending increase during 2023 compared to 2022. Our capital spending is focused in three core areas: growth, cost reduction, and facility improvements. Growth capital spending supports new product innovation and enhancements. Cost reduction and facility improvements support manufacturing efficiency, safety, and productivity.

Financing Activities

Net cash used in financing activities was $500 during the three-month period ended March 31, 2023 compared to net cash used in financing activities of $250 in the same period in 2022. The increase in cash used is due to the timing of the fourth quarter 2022 quarterly principal payment under the term loan.

Debt Obligations

As of March 31, 2023, the Company had $2,777 outstanding and $2,223 available for future borrowings under the revolving line of credit. Under the Credit Agreement, the Revolving Credit facility matures on June 30, 2025. The were no letters of credit issued or outstanding as of March 31, 2023. The Company had $3,228 outstanding under the note payable, net of $22 of unamortized deferred financing fees, as of March 31, 2023.

The Company’s interest rate on debt outstanding under the revolving line of credit and note payable as of March 31, 2023 was 6.66% and 4.94%, respectively.

The Company is in compliance with all applicable financial debt covenants as of March 31, 2023. See Note 7 to our Consolidated Financial Statements for additional information regarding our indebtedness and related agreements.

Recent Accounting Pronouncements

Information regarding recent accounting pronouncements is provided in Note 2 – Summary of Significant Accounting Policies.

Critical Accounting Policies and Estimates

A description of the Company's critical accounting policies and estimates is contained in its Annual Report on Form 10-K for the year ended December 31, 2022. There were no material changes to the Company’s critical accounting policies and estimates in the three months ended March 31, 2023.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

The Company has established disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (“SEC”), and such information is accumulated and communicated to management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure. Management, together with our CEO and CFO, evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2023. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of March 31, 2023.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the quarter ended March 31, 2023 that has materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

Information regarding legal preceding is available in Note 9, Commitment and Contingencies and Note 13, Subsequent Events.

ITEM 1A. RISK FACTORS.

There have been no material changes from the risk factors disclosed in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

No.	Description	Form	Period Ending	Exhibit	Filing Date

31.1	Rule 13a-14(a)/15d-14(a) Certification of Julie Smolyansky	Filed Herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification of Eric Hanson	Filed Herewith

32.1	Section 1350 Certification of Julie Smolyansky*	Furnished Herewith

32.2	Section 1350 Certification of Eric Hanson*	Furnished Herewith

99.1	Press release dated May 15, 2023 reporting Lifeway’s financial results for the three months ended March 31, 2023*	Furnished Herewith

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in IXBRL, and included in exhibit 101).

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

LIFEWAY FOODS, INC.

Date: May 15, 2023	By:	/s/ Julie Smolyansky
Julie Smolyansky
Chief Executive Officer, President, and Director
(Principal Executive Officer)

Date: May 15, 2023	By:	/s/ Eric Hanson
Eric Hanson
Chief Financial & Accounting Officer
(Principal Financial and Accounting Officer)

