Form 10-Q
period 2023-06-30
Lifeway Foods, Inc.
filed 2023-08-14
CIK 814586

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒       QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2023

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

Number of shares of Common Stock, no par value, outstanding as of Aug 10, 2023: 14,672,717.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

LIFEWAY FOODS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

June 30, 2023 and December 31, 2022

(In thousands)

	June 30, 2023	December 31,
	(Unaudited)	2022
Current assets
Cash and cash equivalents	$7,449	$4,444
Accounts receivable, net of allowance for doubtful accounts and discounts & allowances of $1,390 and $1,820 at June 30, 2023 and December 31, 2022 respectively	11,320	11,414
Inventories, net	9,670	9,631
Prepaid expenses and other current assets	1,214	1,445
Refundable income taxes	4	44
Total current assets	29,657	26,978

Property, plant and equipment, net	21,699	20,905
Operating lease right-of-use asset	136	174
Goodwill	11,704	11,704
Intangible assets, net	7,168	7,438
Other assets	1,800	1,800
Total assets	$72,164	$68,999

Current liabilities
Current portion of note payable	$1,250	$1,250
Accounts payable	5,565	7,979
Accrued expenses	4,294	3,813
Accrued income taxes	1,024	–
Total current liabilities	12,133	13,042
Line of credit	2,777	2,777
Note payable	1,980	2,477
Operating lease liabilities	73	104
Deferred income taxes, net	3,029	3,029
Total liabilities	19,992	21,429

Commitments and contingencies (Note 9)

Stockholders’ equity
Preferred stock, no par value; 2,500 shares authorized; no shares issued or outstanding at June 30, 2023 and December 31, 2022	–	–
Common stock, no par value; 40,000 shares authorized; 17,274 shares issued; 14,656 and 14,645 outstanding at June 30, 2023 and December 31, 2022, respectively	6,509	6,509
Paid-in capital	4,167	3,624
Treasury stock, at cost	(16,920)	(16,993)
Retained earnings	58,416	54,430
Total stockholders' equity	52,172	47,570

Total liabilities and stockholders' equity	$72,164	$68,999

See accompanying notes to consolidated financial statements

LIFEWAY FOODS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

For the three and six months ended June 30, 2023 and 2022

(Unaudited)

(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

Net sales	$39,230	$33,491	$77,134	$67,590

Cost of goods sold	27,299	27,207	56,329	55,070
Depreciation expense	651	587	1,299	1,243
Total cost of goods sold	27,950	27,794	57,628	56,313

Gross profit	11,280	5,697	19,506	11,277

Selling expenses	2,571	2,482	6,090	5,684
General and administrative	3,808	2,839	6,943	6,131
Amortization expense	135	135	270	270
Total operating expenses	6,514	5,456	13,303	12,085

Income (loss) from operations	4,766	241	6,203	(808)

Other income (expense):
Interest expense	(109)	(52)	(213)	(94)
Gain on sale of property and equipment	33	–	33	–
Other (expense) income, net	(5)	(4)	–	(5)
Total other income (expense)	(81)	(56)	(180)	(99)

Income (loss) before provision for income taxes	4,685	185	6,023	(907)

Provision (benefit) for income taxes	1,529	65	2,037	(132)

Net income (loss)	$3,156	$120	$3,986	$(775)

Earnings (loss) per common share:
Basic	$0.22	$0.01	$0.27	$(0.05)
Diluted	$0.21	$0.01	$0.26	$(0.05)

Weighted average common shares:
Basic	14,654	15,466	14,649	15,450
Diluted	15,084	15,875	15,058	15,772

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

LIFEWAY FOODS, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

(Unaudited)

(In thousands)

	Common Stock
	Issued		In treasury		Paid-In	Retained	Total
	Shares	$	Shares	$	Capital	Earnings	Equity
Balance, January 1, 2023	17,274	$6,509	(2,629)	$(16,993)	$3,624	$54,430	$47,570

Stock-based compensation	–	–	–	–	343	–	343

Net income	–	–	–	–	–	830	830

Balance, March 31, 2023	17,274	$6,509	(2,629)	$(16,993)	$3,967	$55,260	$48,743

Issuance of common stock in connection with stock-based compensation	–	–	11	73	(112)	–	(39)

Stock-based compensation	–	–	–	–	312	–	312

Net income	–	–	–	–	–	3,156	3,156

Balance, June 30, 2023	17,274	$6,509	(2,618)	$(16,920)	$4,167	$58,416	$52,172

See accompanying notes to consolidated financial statements

LIFEWAY FOODS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Six months ended June 30,
	2023	2022
Cash flows from operating activities:
Net income (loss)	$3,986	$(775)
Adjustments to reconcile net income (loss) to operating cash flow:
Depreciation and amortization	1,569	1,513
Stock-based compensation	655	547
Non-cash interest expense	3	3
Bad debt expense	2	–
Deferred revenue	–	(15)
Gain on sale of equipment	(33)	–
(Increase) decrease in operating assets:
Accounts receivable	91	(424)
Inventories	(39)	(151)
Refundable income taxes	40	(440)
Prepaid expenses and other current assets	232	154
Increase (decrease) in operating liabilities:
Accounts payable	(2,526)	246
Accrued expenses	451	(462)
Accrued income taxes	1,024	(725)
Net cash provided by (used in) operating activities	5,455	(529)

Cash flows from investing activities:
Purchases of property and equipment	(1,990)	(1,710)
Proceeds from sales of equipment	40	–
Net cash used in investing activities	(1,950)	(1,710)

Cash flows from financing activities:
Repayment of note payable	(500)	(500)
Net cash used in financing activities	(500)	(500)

Net increase (decrease) in cash and cash equivalents	3,005	(2,739)

Cash and cash equivalents at the beginning of the period	4,444	9,233

Cash and cash equivalents at the end of the period	$7,449	$6,494

Supplemental cash flow information:
Cash paid for income taxes, net	$973	$640
Cash paid for interest	$238	$88

Non-cash investing activities
Accrued purchase of property and equipment	$110	$398
Increase in right-of-use assets and operating lease obligations	$–	$36

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

Customer concentration

Sales are predominately to companies in the retail food industry located within the United States. Two major customers accounted for approximately 23% and 22% of net sales for the six months ended June 30, 2023 and 2022, respectively. Two major customers accounted for approximately 22% of net sales for the three months ended June 30, 2023 and 2022.

Advertising and promotional costs

Lifeway expenses advertising costs as incurred and is reported in Selling expense in the Company’s consolidated statement of operations. Total advertising expense was $2,006 and $1,738 for the six months ended June 30, 2023 and 2022, respectively. Total advertising expense was $543 and $533 for the three months ended June 30, 2023 and 2022, respectively.

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

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The new guidance provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. The guidance will be effective prospectively as of March 12, 2020 through December 31, 2022 and interim periods within those fiscal years. The ASU was effective upon issuance and allowed companies to adopt the amendments on a prospective basis through December 31, 2024.

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

Note 3 – Inventories, net

Inventories consisted of the following:

	June 30, 2023	December 31, 2022
Ingredients	$2,813	$2,859
Packaging	3,091	3,233
Finished goods	3,766	3,539
Total inventories, net	$9,670	$9,631

Note 4 – Property, Plant and Equipment, net

Property, plant and equipment consisted of the following:

	June 30, 2023	December 31, 2022
Land	$1,565	$1,565
Buildings and improvements	19,422	19,341
Machinery and equipment	32,969	32,786
Vehicles	705	640
Office equipment	1,046	979
Construction in process	2,830	1,180
	58,537	56,491
Less accumulated depreciation	(36,838)	(35,586)
Total property, plant and equipment, net	$21,699	$20,905

Note 5 – Goodwill and Intangible Assets

Goodwill

Goodwill consisted of the following:

Total
Balance at December 31, 2022, before accumulated impairment loses	$12,948
Accumulated impairment losses	(1,244)
Balance at December 31, 2022	$11,704
Balance at June 30, 2023	$11,704

Intangible Assets

Other intangible assets, net consisted of the following:

	June 30, 2023			December 31, 2022
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount

Recipes	$44	$(44)	$–	$44	$(44)	$–
Customer lists and other customer related intangibles	4,529	(4,529)	–	4,529	(4,529)	–
Customer relationship	3,385	(1,292)	2,093	3,385	(1,212)	2,173
Brand names	7,948	(2,873)	5,075	7,948	(2,683)	5,265
Formula	438	(438)	–	438	(438)	–
Total intangible assets, net	$16,344	$(9,176)	$7,168	$16,344	$(8,906)	$7,438

Estimated amortization expense on intangible assets for the next five years is as follows:

Year	Amortization
Six months ended December 31, 2023	$270
2024	$540
2025	$540
2026	$540
2027	$540

Note 6 – Accrued Expenses

Accrued expenses consisted of the following:

	June 30, 2023	December 31, 2022
Payroll and incentive compensation	$3,237	$2,925
Real estate taxes	432	394
Accrued utilities	218	121
Current portion of operating lease liabilities	63	70
Other	344	303
Total accrued expenses	$4,294	$3,813

Note 7 – Debt

Note payable consisted of the following:

	June 30, 2023	December 31, 2022
Term loan due August 18, 2026. Interest (7.10% at June 30, 2023) payable monthly.	$3,250	$3,750
Unamortized deferred financing costs	(20)	(23)
Total note payable	3,230	3,727
Less current portion	(1,250)	(1,250)
Total long-term portion	$1,980	$2,477

The scheduled maturities of the term loan, excluding deferred financing costs, at June 30, 2023 are as follows:

Six months ended December 31, 2023	$750
2024	1,000
2025	1,000
2026	500
Total term loan	$3,250

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

On June 26, 2023, the Company executed the Early Opt-In Election and Related Amendment to Loan Documents (the “SOFR Election”). Under the SOFR election, the interest rate on the Company’s outstanding borrowings after June 30, 2023, will transition from LIBOR to the Secured Overnight Financing Rate (“SOFR”), plus 2.07%.

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

Lifeway was in compliance with the fixed charge coverage ratio and minimum working capital covenants at June 30, 2023.

Revolving Credit Facility

As of June 30, 2023, the Company had $2,777 outstanding under the Revolving Credit Facility. The Company had $2,223 available for future borrowings under the Revolving Credit Facility as of June 30, 2023. Lifeway’s interest rate on debt outstanding under the Revolving Credit Facility as of June 30, 2023 was 7.14%.

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

The Company does not record leases with an initial term of 12 months or less on the balance sheet. Expense for these short-term leases is recorded on a straight-line basis over the lease term. Total lease expense was $61 and $147 (including short term leases) for the six months ended June 30, 2023 and 2022, respectively. Total lease expense was $30 and $82 (including short term leases) for the three months ended June 30, 2023 and 2022, respectively.

Future maturities of lease liabilities were as follows:

Year	Operating Leases
Six months ended December 31, 2023	$40
2024	67
2025	33
2026	10
2027	3
Thereafter	–
Total lease payments	153
Less: Interest	(17)
Present value of lease liabilities	$136

The weighted-average remaining lease term for its operating leases was 2.36 years as of June 30, 2023. The weighted average discount rate of its operating leases was 11.54% as of June 30, 2023. Cash paid for amounts included in the measurement of lease liabilities was $46 and $85 for the six months ended June 30, 2023 and 2022, respectively. Cash paid for amounts included in the measurement of lease liabilities was $21 and $42 for the three months ended June 30, 2023 and 2022, respectively.

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

Note 10 – Income taxes

Income taxes were recognized at effective rates of 33.8% and 14.5% for the six months ended June 30, 2023 and 2022, respectively. Income taxes were recognized at effective rates of 32.6% and 35.3% for the three months ended June 30, 2023 and 2022, respectively.

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

Unrecognized tax benefits were $0 at June 30, 2023 and 2022. The Company does not expect material changes to its unrecognized tax benefits during the next twelve months.

Note 11 – Stock-based and Other Compensation

Omnibus Incentive Plan

In December 2015, Lifeway stockholders approved the 2015 Omnibus Incentive Plan, which authorized the issuance of an aggregate of 3.5 million shares to satisfy awards of stock options, stock appreciation rights, unrestricted stock, restricted stock, restricted stock units, performance shares and performance units to qualifying employees. Under the Plan, the Board or its Audit and Corporate Governance Committee approves stock awards to executive officers and certain senior executives, generally in the form of restricted stock or performance shares. The number of performance shares that participants may earn depends on the extent to which the corresponding performance goals have been achieved. Stock awards generally vest over a three-year performance or service period. At June 30, 2023, no shares remain available for award under the 2015 Omnibus Incentive Plan as it was terminated on August 31, 2022. However, any outstanding awards under the 2015 Omnibus Incentive Plan are unaffected by the termination of the 2015 Omnibus Incentive Plan or by the approval of the 2022 Omnibus Incentive Plan (the “2022 Plan”) as described below.

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

Awards granted under the 2022 Plan are generally subject to a minimum vesting period of at least one year. Awards may be subject to cliff-vesting or graded-vesting conditions, with graded vesting starting no earlier than one year after the grant date. The Plan Administrator may provide for shorter vesting periods in an award agreement for no more than five percent of the maximum number of shares authorized for issuance under the 2022 Plan. As of June 30, 2023, 2.77 million shares remain available to award under the 2022 Plan.

Stock Options

The following table summarizes stock option activity during the six months ended June 30, 2023:

	Options	Weighted average exercise price	Weighted average remaining contractual life	Aggregate intrinsic value
Outstanding at December 31, 2022	41	$10.42	3.22	$–
Granted	–	–	–	–
Exercised	–	–	–	–
Forfeited	–	–	–	–
Outstanding at June 30, 2023	41	$10.42	2.72	$–
Exercisable at June 30, 2023	41	$10.42	2.72	$–

Restricted Stock Awards

A Restricted Stock Award (“RSA”) represents the right to receive one share of common stock in the future. RSAs have no exercise price. The grant date fair value of the awards is determined by the Company’s closing stock price on the grant date. Lifeway expenses RSAs over the vesting period. The following table summarizes RSA activity during the six months ended June 30, 2023.

	Restricted Stock Awards	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2022	164	$5.69
Granted	58	6.88
Shares issued upon vesting	–	–
Forfeited	(5)	6.25
Outstanding at June 30, 2023	217	$5.99
Vested and deferred at June 30, 2023	37	$5.60

For the six months ended June 30,2023 and 2022 total pre-tax stock-based compensation expense recognized in the consolidated statements of operations was $202 and $127, respectively. For the six months ended June 30,2023 and 2022 tax-related benefits of $57 and $35, respectively, were also recognized. For the three months ended June 30, 2023 and 2022 total pre-tax stock-based compensation expense recognized in the consolidated statements of operations was $98 and $64, respectively. For the three months ended June 30, 2023 and 2022 tax-related benefits of $28 and $17, respectively, were also recognized. Future compensation expense related to restricted stock awards was $686 as of June 30, 2023 and will be recognized on a weighted average basis over the next 1.40 years.

Long-Term Incentive Plan Compensation

Lifeway has established long-term incentive-based compensation programs for certain senior executives and key employees pursuant to the terms of its incentive plans.

2020 CEO Incentive Award

During the fourth quarter 2020, Lifeway awarded a long-term equity-based incentive of $750 to its Chief Executive Officer (the “2020 CEO Award”) depending on Lifeways 2020 performance levels compared to the respective targets. The equity-based incentive compensation is payable in restricted stock that vests one-third in April 2022, one-third in April 2023, and one-third in April 2024. The issuance of vested equity awards is subject to approval under the Stock Purchase Agreement dated October 1, 1999. For the six months ended June 30, 2023 and 2022, $69 and $142 was expensed as stock-based compensation expense in the consolidated statements of operations, respectively. For the three months ended June 30, 2023 and 2022, $26 and $57 was expensed as stock-based compensation expense in the consolidated statements of operations, respectively. As of June 30, 2023, the total remaining unearned compensation was $60, of which $36 will be recognized in 2023, and $24 in 2024, respectively, subject to vesting.

2021 Equity Award

The 2021 long-term equity incentive plan compensation is based on Lifeway’s achievement of adjusted EBITDA performance versus the respective target established by the Board for 2021. Under the 2021 plan, collectively the participants earned equity-based incentive compensation of $1,069 based on Lifeway’s achievement of the respective financial target. The equity-based incentive compensation is payable in restricted stock that vests one-third in April 2022, one-third in April 2023, and one-third in April 2024. For the six months ended June 30, 2023 and 2022, $128 and $278 was expensed as stock-based compensation expense in the consolidated statements of operations, respectively. For the three months ended June 30, 2023 and 2022, $44 and $112 was expensed as stock-based compensation expense in the consolidated statements of operations, respectively. As of June 30, 2023, the total remaining unearned compensation was $106, of which $66 will be recognized in 2023, $40 in 2024, respectively, subject to vesting.

2022 Equity Award

Under the 2022 long-term incentive plan, participants can earn a specified number of target level Performance Share Units (“PSUs”) contingent upon the achievement of strategic milestones during the three-year Measurement Period, which is fiscal year 2022 to 2024. The strategic milestones are 1) 3-year cumulative net revenue, and 2) 3-year cumulative adjusted EBITDA. The target number of PSU awards are weighted 50% on net revenue and 50% on adjusted EBITDA. Collectively, the participants can earn 125,066 PSUs at the target level. Participants may earn more or less than the target number of shares based on actual results, however the minimum and maximum number of shares that can be earned are bound by minimum and maximum thresholds of net revenue and adjusted EBITDA. The PSU awards will be earned and will vest, if at all, after the end of the three-year measurement period based on achievement of the milestones. The PSU awards do not vest during the three-year measurement period. The PSUs have a grant date fair value of $6.25 dollars per share. For the six months ended June 30, 2023 and 2022, $240 and $0 was expensed as stock-based compensation expense in the consolidated statements of operations, respectively.

For the three months ended June 30, 2023 and 2022, $127 and $0 was expensed as stock-based compensation expense in the consolidated statements of operations, respectively.

The 2022 long-term incentive plan also granted restricted stock unit awards that contain only a service condition and vest on the passage of time in three equal installments on each of the first three anniversaries of the August 31, 2022 grant date. The stock-based compensation expense for these awards is included in the Restricted Stock Award section above.

2023 Equity Award

Under the 2023 long-term incentive plan, participants can earn a specified number of target level Performance Share Units (“PSUs”) contingent upon the achievement of strategic milestones during the three-year Measurement Period, which is fiscal year 2023 to 2025. The strategic milestones are 1) 3-year cumulative net revenue, and 2) 3-year cumulative adjusted EBITDA. The target number of PSU awards are weighted 50% on net revenue and 50% on adjusted EBITDA. Collectively, the participants can earn 115,622 PSUs at the target level. Participants may earn more or less than the target number of shares based on actual results, however the minimum and maximum number of shares that can be earned are bound by minimum and maximum thresholds of net revenue and adjusted EBITDA. The PSU awards will be earned and will vest, if at all, after the end of the three-year measurement period based on achievement of the milestones. The PSU awards do not vest during the three-year measurement period. The PSUs have a grant date fair value of $6.88 dollars per share. For the six months ended June 30, 2023 and 2022, $16 and $0 was expensed as stock-based compensation expense in the consolidated statements of operations, respectively.

For the three months ended June 30, 2023 and 2022, $16 and $0 was expensed as stock-based compensation expense in the consolidated statements of operations, respectively.

The 2023 long-term incentive plan also granted restricted stock unit awards that contain only a service condition and vest on the passage of time in three equal installments on each of the first three anniversaries of the June 16, 2023 grant date. The stock-based compensation expense for these awards is included in the Restricted Stock Award section above.

Non-Employee Director Plan

On August 31, 2022, Lifeway stockholders approved the 2022 Non-Employee Director Equity and Deferred Compensation Plan (the “2022 Director Plan”), which authorizes the grant of restricted stock units (“RSUs”), which will vest on such schedule as the Company, in its sole discretion, shall determine. Each non-employee director of the Company is eligible to be a participant in the 2022 Director Plan until they no longer serve as a non-employee director. As of the date of each annual shareholder meeting, the Company may grant each director a number of RSUs for such year and set the vesting schedule for the RSUs granted. Whether and how many RSUs the Company will grant to directors in any year is subject to the sole discretion of the Company and shall in any event be subject to the 2022 Director Plan’s overall share limits. The maximum aggregate number of shares of common stock that may be issued under the 2022 Directors Plan is 500 thousand shares. As of June 30, 2023, 466 thousand shares remain available to award under the 2022 Director Plan. The aggregate fair market value of shares underlying RSU compensation that may be issued as RSU compensation to a director in any year shall not exceed $170. In addition to the grant of RSUs, the 2022 Director Plan also provides for the deferral by electing participants of all or part of their cash compensation (in 10% increments) into a deferred cash account, and they may defer all or part of their cash and/or RSU compensation (in 10% increments) into a deferred RSU account. Deferred benefits are paid in a lump sum upon the applicable director’s departure from the Board of Directors.

Retirement Benefits

Lifeway has a defined contribution plan which is available to substantially all full-time employees. Under the terms of the plan, the Company matches employee contributions under a prescribed formula. For the six months ended June 30, 2023 and 2022 total contribution expense recognized in the consolidated statements of operations was $258 and $231, respectively. For the three months ended June 30, 2023 and 2022, total contribution expense recognized in the consolidated statements of operations was $108 and $102, respectively.

Note 12 - Earnings Per Share

The following table summarizes the effects of the share-based compensation awards on the weighted average number of shares outstanding used in calculating diluted earnings (loss) per share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
	(In thousands)
Weighted average common shares outstanding	14,654	15,466	14,649	15,450
Assumed exercise/vesting of equity awards	430	409	409	322
Weighted average diluted common shares outstanding	15,084	15,875	15,058	15,772

Note 13 – Related Party Transactions

Consulting Services

Lifeway obtained consulting services from Ludmila Smolyansky, a member of the Company’s Board of Directors and former Chairperson of its Board of Directors. On January 4, 2022, the Company notified Ms. Smolyansky that it was terminating the amended and restated consultancy agreement effective January 17, 2022. Service fees earned are included in general and administrative expenses in the accompanying consolidated statements of operations and were $0 and $22 during each of the six months ended June 30, 2023 and 2022, respectively. Service fees earned are included in general and administrative expenses in the accompanying consolidated statements of operations and were $0 during each of the three months ended June 30, 2023 and 2022.

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

Pursuant to the Termination Agreement, the Company and Ms. Smolyansky have agreed, among other things, that (i) the Company paid Ms. Smolyansky a lump sum payment of $400, (ii) Ms. Smolyansky will no longer have any further claims against the Company under the Endorsement Agreement, and (iii) the Endorsement Agreement was terminated and of no further force or effect except for the provisions thereof that expressly survive termination.

Royalties earned were $0 and $300 during each of the six months ended June 30, 2023 and 2022, respectively. Royalties earned were $0 and $150 during each of the three months ended June 30, 2023 and 2022, respectively.

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

Recent Developments

Current Macroeconomic Environment and Inflation Impact

Since 2022, we have been experiencing inflationary and cost pressures due to volatility and disruption in the global economy which have increased our production and distribution costs. We have begun to see some moderation of inflationary pressures and have experienced pricing declines in certain of our input costs, such as milk. We expect inflationary pressures to persist throughout 2023, although at lower levels than experienced in 2022. In response to these persistent inflationary and cost pressures, we instituted price increases in 2022 on many of our products. We expect that these inflation-justified price increases will continue to help mitigate our increased costs.

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

Results of Operations

Three Months Ended June 30, 2023 Compared to Three Months Ended June 30, 2022

The following table presents certain information concerning our financial results, including information presented as a percentage of consolidated net sales:

	Three Months Ended June 30,
	2023			2022
	$	%		$	%
Net sales	39,230	100.0%		33,491	100.0%
Cost of goods sold	27,299	69.6%		27,207	81.2%
Depreciation expense	651	1.7%		587	1.8%
Total cost of goods sold	27,950	71.3%		27,794	83.0%
Gross profit	11,280	28.7%		5,697	17.0%
Selling expenses	2,571	6.6%		2,482	7.4%
General & administrative expense	3,808	9.7%		2,839	8.5%
Amortization expense	135	0.3%		135	0.4%
Total operating expenses	6,514	16.6%		5,456	16.3%
Income from operations	4,766	12.1%		241	0.7%
Other (expense) income:
Interest expense	(109)	(0.3%	)	(52)	(0.2%	)
Gain on sales of property and equipment	33	0.1%		–	0.0%
Other (expense) income, net	(5)	0.0%		(4)	0.0%
Total other (expense) income	(81)	(0.2%	)	(56)	(0.2%	)
Income before provision for income taxes	4,685	11.9%		185	0.5%
Provision for income taxes	1,529	3.9%		65	0.2%
Net income	3,156	8.0%		120	0.3%

Net Sales

Net sales finished at $39,230 for the three-month period ended June 30, 2023, an increase of $5,739 or 17.1% versus prior year. The net sales increase was primarily driven by higher volumes of our branded drinkable kefir, and to a lesser extent the impact of price increases implemented during the fourth quarter of 2022.

Net sales by product category were as follows for the three months ended June 30:

	2023		2022
	$	%	$	%
Drinkable Kefir excluding ProBugs	$31,339	80%	$26,120	78%
Cheese	3,376	9%	2,998	9%
Drinkable yogurt	1,659	4%	1,526	5%
Cream and other	1,631	4%	1,596	5%
ProBugs Kefir	862	2%	817	2%
Other dairy	363	1%	434	1%
Net Sales	$39,230	100%	$33,491	100%

Gross Profit

Gross profit as a percentage of net sales was 28.7% during the three-month period ended June 30, 2023. Gross profit percentage was 17.0% in the prior year. The increase versus the prior year was primarily due to the higher volumes of our branded products and the favorable impact of milk pricing, and to a lesser extent the price increases implemented during the fourth quarter of 2022 and decreased transportation costs.

Selling Expenses

Selling expenses increased by $89 to $2,571 during the three-month period ended June 30, 2023 from $2,482 during the same period in 2022.

General and Administrative Expenses

General and administrative expenses increased $969 to $3,808 during the three-month period ended June 30, 2023 from $2,839 during the same period in 2022. The increase is primarily driven by incentive compensation and to a lesser extent expenses related to non-routine stockholder action.

Provision for Income Taxes

The provision for income taxes was $1,529 and $65 during the three months ended June 30, 2023 and 2022, respectively.

The effective income tax rate for the three months ended June 30, 2023 was 32.6% compared to 35.3% in the same period last year. The statutory Federal and state tax rates remained consistent from 2022 to 2023. The Company has items that are nondeductible or are discrete adjustments to tax expense. The Company consistently reflects non-deductible officer compensation expense, non-deductible compensation expense related to equity incentive awards and separate state tax rates from period to period. Although similar items were reflected in 2023, the percentage effect is different due to the difference in pre-tax income in 2023 compared to 2022.

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

Six Months Ended June 30, 2023 Compared to Six Months Ended June 30, 2022

The following table presents certain information concerning our financial results, including information presented as a percentage of consolidated net sales:

	Six Months Ended June 30,
	2023			2022
	$	%		$	%
Net sales	77,134	100.0%		67,590	100.0%
Cost of goods sold	56,329	73.0%		55,070	81.5%
Depreciation expense	1,299	1.7%		1,243	1.8%
Total cost of goods sold	57,628	74.7%		56,313	83.3%
Gross profit	19,506	25.3%		11,277	16.7%
Selling expenses	6,090	7.9%		5,684	8.4%
General & administrative expense	6,943	9.0%		6,131	9.1%
Amortization expense	270	0.4%		270	0.4%
Total operating expenses	13,303	17.3%		12,085	17.9%
Income (loss) from operations	6,203	8.0%		(808)	(1.2%	)
Other (expense) income:
Interest expense	(213)	(0.3%	)	(94)	(0.1%	)
Gain on sales of property and equipment	33	0.0%		–	0.0%
Other (expense) income, net	–	0.0%		(5)	0.0%
Total other (expense) income	(180)	(0.3%	)	(99)	(0.1%	)
Income (loss) before provision for income taxes	6,023	7.7%		(907)	(1.3%	)
Provision (benefit) for income taxes	2,037	2.6%		(132)	(0.2%	)
Net income (loss)	3,986	5.1%		(775)	(1.1%	)

Net Sales

Net sales finished at $77,134 for the six-month period ended June 30, 2023, an increase of $9,544 or 14.1% versus prior year. The net sales increase was primarily driven by higher volumes of our branded drinkable kefir, and to a lesser extent the impact of price increases implemented during the fourth quarter of 2022.

Net sales by product category were as follows for the six months ended June 30:

	2023		2022
	$	%	$	%
Drinkable Kefir excluding ProBugs	$61,139	79%	$52,482	78%
Cheese	6,721	9%	6,022	9%
Cream and other	3,551	5%	3,564	5%
Drinkable yogurt	3,275	4%	3,077	5%
ProBugs Kefir	1,670	2%	1,599	2%
Other dairy	778	1%	846	1%
Net Sales	$77,134	100%	$67,590	100%

Gross Profit

Gross profit as a percentage of net sales was 25.3% during the six-month period ended June 30, 2023. Gross profit percentage was 16.7% in the prior year. The increase versus the prior year was primarily due to the higher volumes of our branded products and the favorable impact of milk pricing, and to a lesser extent the price increases implemented during the fourth quarter of 2022 and decreased transportation costs.

Selling Expenses

Selling expenses increased by $406 to $6,090 during the six-month period ended June 30, 2023 from $5,684 during the same period in 2022. The increase is primarily due to increased compensation expense, partially offset by the reduction in royalty expense resulting from the termination of the endorsement agreement in September 2022.

General and Administrative Expenses

General and administrative expenses increased $812 to $6,943 during the six-month period ended June 30, 2023 from $6,131 during the same period in 2022. The increase is primarily driven by incentive compensation and to a lesser extent expenses related to non-routine stockholder action.

Provision (Benefit) for Income Taxes

The provision (benefit) for income taxes was $2,037 and $(132) during the six months ended June 30, 2023 and 2022, respectively.

The effective income tax rate for the six months ended June 30, 2023 was 33.8% compared to 14.5% in the same period last year. The statutory Federal and state tax rates remained consistent from 2022 to 2023. The Company has items that are nondeductible or are discrete adjustments to tax expense. The Company consistently reflects non-deductible officer compensation expense, non-deductible compensation expense related to equity incentive awards and separate state tax rates from period to period. Although similar items were reflected in 2023, the percentage effect is different due to the difference in pre-tax (loss) income in 2023 compared to 2022.

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

If additional borrowings are needed, $2,223 was available under the Revolving Credit Facility as of June 30, 2023 (see Note 7, Debt). We are in compliance with the terms of the Credit Agreement and expect to meet foreseeable financial requirements. The success of our business and financing strategies will continue to provide us with the financial flexibility to take advantage of various opportunities as they arise. To date, we have been successful in generating cash and obtaining financing as needed. However, in connection with the COVID-19 pandemic or other circumstances, if a serious economic or credit market crisis ensues, it could have a negative effect on our liquidity, results of operations and financial condition.

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

Cash Flow

The following table is derived from our Consolidated Statement of Cash Flows:

	Six months Ended June 30,
Net Cash Flows Provided By (Used In):	2023	2022
Operating activities	$5,455	$(529)
Investing activities	$(1,950)	$(1,710)
Financing activities	$(500)	$(500)

Operating Activities

Net cash provided by operating activities was $5,455 during the six-month period ended June 30, 2023 compared to net cashed used of $529 in the same period in 2022. The increase was primarily due to higher cash earnings driven by increased product volumes and declines in certain input costs, and the change in working capital.

Investing Activities

Net cash used in investing activities was $1,950 during the six-month period ended June 30, 2023 compared to $1,710 in the same period in 2022. The increase in cash used reflects our planned capital spending increase during 2023 compared to 2022. Our capital spending is focused in three core areas: growth, cost reduction, and facility improvements. Growth capital spending supports new product innovation and enhancements. Cost reduction and facility improvements support manufacturing efficiency, safety, and productivity.

Financing Activities

Net cash used in financing activities was $500 during the six-month period ended June 30, 2023 and 2022. The cash used represents the quarterly principal payments under the term loan.

Debt Obligations

As of June 30, 2023, the Company had $2,777 outstanding and $2,223 available for future borrowings under the revolving line of credit. Under the Credit Agreement, the Revolving Credit facility matures on June 30, 2025. The were no letters of credit issued or outstanding as of June 30, 2023. The Company had $3,230 outstanding under the note payable, net of $20 of unamortized deferred financing fees, as of June 30, 2023.

The Company’s interest rate on debt outstanding under the revolving line of credit and note payable as of June 30, 2023 was 7.14% and 7.10%, respectively.

The Company is in compliance with all applicable financial debt covenants as of June 30, 2023. See Note 7 to our Consolidated Financial Statements for additional information regarding our indebtedness and related agreements.

Recent Accounting Pronouncements

Information regarding recent accounting pronouncements is provided in Note 2 – Summary of Significant Accounting Policies.

Critical Accounting Policies and Estimates

A description of the Company's critical accounting policies and estimates is contained in its Annual Report on Form 10-K for the year ended December 31, 2022. There were no material changes to the Company’s critical accounting policies and estimates in the six months ended June 30, 2023.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

The Company has established disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (“SEC”), and such information is accumulated and communicated to management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure. Management, together with our CEO and CFO, evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2023. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of June 30, 2023.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the quarter ended June 30, 2023 that has materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

No.	Description	Form	Period Ending	Exhibit	Filing Date
10.1	Early Opt-in Election and Related Amendment to Loan Documents	Filed Herewith

31.1	Rule 13a-14(a)/15d-14(a) Certification of Julie Smolyansky	Filed Herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification of Eric Hanson	Filed Herewith

32.1	Section 1350 Certification of Julie Smolyansky*	Furnished Herewith

32.2	Section 1350 Certification of Eric Hanson*	Furnished Herewith

99.1	Press release dated August 14, 2023 reporting Lifeway’s financial results for the three months ended June 30, 2023*	Furnished Herewith

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in IXBRL, and included in exhibit 101).

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

LIFEWAY FOODS, INC.

Date: August 14, 2023	By:	/s/ Julie Smolyansky
Julie Smolyansky
Chief Executive Officer, President, and Director
(Principal Executive Officer)

Date: August 14, 2023	By:	/s/ Eric Hanson
Eric Hanson
Chief Financial & Accounting Officer
(Principal Financial and Accounting Officer)

