Form 10-Q
period 2023-09-30
Lifeway Foods, Inc.
filed 2023-11-13
CIK 814586

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒       QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2023

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

Number of shares of Common Stock, no par value, outstanding as of Nov 10, 2023: 14,690,987.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

LIFEWAY FOODS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

September 30, 2023 and December 31, 2022

(In thousands)

	September 30, 2023	December 31,
	(Unaudited)	2022
Current assets
Cash and cash equivalents	$12,632	$4,444
Accounts receivable, net of allowance for doubtful accounts and discounts & allowances of $1,430 and $1,820 at September 30, 2023 and December 31, 2022 respectively	13,095	11,414
Inventories, net	9,321	9,631
Prepaid expenses and other current assets	1,621	1,445
Refundable income taxes	260	44
Total current assets	36,929	26,978

Property, plant and equipment, net	22,285	20,905
Operating lease right-of-use asset	203	174
Goodwill	11,704	11,704
Intangible assets, net	7,033	7,438
Other assets	1,900	1,800
Total assets	$80,054	$68,999

Current liabilities
Current portion of note payable	$1,250	$1,250
Accounts payable	9,102	7,979
Accrued expenses	5,555	3,813
Accrued income taxes	500	–
Total current liabilities	16,407	13,042
Line of credit	2,777	2,777
Note payable	1,731	2,477
Operating lease liabilities	130	104
Deferred income taxes, net	3,029	3,029
Total liabilities	24,074	21,429

Commitments and contingencies (Note 9)

Stockholders’ equity
Preferred stock, no par value; 2,500 shares authorized; no shares issued or outstanding at September 30, 2023 and December 31, 2022	–	–
Common stock, no par value; 40,000 shares authorized; 17,274 shares issued; 14,691 and 14,645 outstanding at September 30, 2023 and December 31, 2022, respectively	6,509	6,509
Paid-in capital	4,338	3,624
Treasury stock, at cost	(16,695)	(16,993)
Retained earnings	61,828	54,430
Total stockholders' equity	55,980	47,570

Total liabilities and stockholders' equity	$80,054	$68,999

See accompanying notes to consolidated financial statements

LIFEWAY FOODS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

For the three and nine months ended September 30, 2023 and 2022

(Unaudited)

(In thousands, except per share data)

	Three Months Ended September 30,		Nine months Ended September 30,
	2023	2022	2023	2022

Net sales	$40,896	$38,140	$118,030	$105,730

Cost of goods sold	29,099	29,962	85,428	85,032
Depreciation expense	654	590	1,953	1,833
Total cost of goods sold	29,753	30,552	87,381	86,865

Gross profit	11,143	7,588	30,649	18,865

Selling expenses	2,884	2,843	8,974	8,527
General and administrative	3,085	3,415	10,028	9,546
Amortization expense	135	135	405	405
Total operating expenses	6,104	6,393	19,407	18,478

Income from operations	5,039	1,195	11,242	387

Other income (expense):
Interest expense	(109)	(77)	(322)	(171)
Gain on sale of property and equipment	–	–	33	–
Other (expense) income, net	(1)	(5)	(1)	(10)
Total other income (expense)	(110)	(82)	(290)	(181)

Income before provision for income taxes	4,929	1,113	10,952	206

Provision (benefit) for income taxes	1,517	130	3,554	(2)

Net income	$3,412	$983	$7,398	$208

Earnings per common share:
Basic	$0.23	$0.06	$0.50	$0.01
Diluted	$0.23	$0.06	$0.49	$0.01

Weighted average common shares:
Basic	14,677	15,490	14,659	15,462
Diluted	15,101	15,848	15,063	15,759

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

LIFEWAY FOODS, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

(Unaudited)

(In thousands)

	Common Stock
	Issued		In treasury		Paid-In	Retained	Total
	Shares	$	Shares	$	Capital	Earnings	Equity
Balance, January 1, 2023	17,274	$6,509	(2,629)	$(16,993)	$3,624	$54,430	$47,570

Stock-based compensation	–	–	–	–	343	–	343

Net income	–	–	–	–	–	830	830

Balance, March 31, 2023	17,274	$6,509	(2,629)	$(16,993)	$3,967	$55,260	$48,743

Issuance of common stock in connection with stock-based compensation	–	–	11	73	(112)	–	(39)

Stock-based compensation	–	–	–	–	312	–	312

Net income	–	–	–	–	–	3,156	3,156

Balance, June 30, 2023	17,274	$6,509	(2,618)	$(16,920)	$4,167	$58,416	$52,172

Issuance of common stock in connection with stock-based compensation	–	–	35	225	(252)	–	(27)

Stock-based compensation	–	–	–	–	423	–	423

Net income	–	–	–	–	–	3,412	3,412

Balance, September 30, 2023	17,274	$6,509	(2,583)	$(16,695)	$4,338	$61,828	$55,980

See accompanying notes to consolidated financial statements

LIFEWAY FOODS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Nine months ended September 30,
	2023	2022
Cash flows from operating activities:
Net income	$7,398	$208
Adjustments to reconcile net income to operating cash flow:
Depreciation and amortization	2,358	2,238
Stock-based compensation	1,078	755
Non-cash interest expense	5	5
Bad debt expense	2	–
Deferred revenue	–	(23)
Gain on sale of equipment	(33)	–
(Increase) decrease in operating assets:
Accounts receivable	(1,683)	(1,576)
Inventories	310	(907)
Refundable income taxes	(216)	(309)
Prepaid expenses and other current assets	(176)	(115)
Increase (decrease) in operating liabilities:
Accounts payable	928	3,085
Accrued expenses	1,673	1,003
Accrued income taxes	500	(725)
Net cash provided by operating activities	12,144	3,639

Cash flows from investing activities:
Purchases of property and equipment	(3,146)	(2,609)
Proceeds from sales of equipment	40	–
Acquisition, net of cash acquired	–	(580)
Purchase of investments	(100)	–
Net cash used in investing activities	(3,206)	(3,189)

Cash flows from financing activities:
Repayment of note payable	(750)	(750)
Net cash used in financing activities	(750)	(750)

Net increase (decrease) in cash and cash equivalents	8,188	(300)

Cash and cash equivalents at the beginning of the period	4,444	9,233

Cash and cash equivalents at the end of the period	$12,632	$8,933

Supplemental cash flow information:
Cash paid for income taxes, net	$3,270	$640
Cash paid for interest	$343	$158

Non-cash investing activities
Accrued purchase of property and equipment	$194	$250
Increase in right-of-use assets and operating lease obligations	$86	$19

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

Customer concentration

Sales are predominately to companies in the retail food industry located within the United States. Two major customers accounted for approximately 23% and 22% of net sales for the nine months ended September 30, 2023 and 2022, respectively. Two major customers accounted for approximately 24% and 23% of net sales for the three months ended September 30, 2023 and 2022, respectively.

Advertising and promotional costs

Lifeway expenses advertising costs as incurred and is reported in Selling expense in the Company’s consolidated statement of operations. Total advertising expense was $2,884 and $2,585 for the nine months ended September 30, 2023 and 2022, respectively. Total advertising expense was $878 and $848 for the three months ended September 30, 2023 and 2022, respectively.

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

Note 3 – Inventories, net

Inventories consisted of the following:

	September 30, 2023	December 31, 2022
Ingredients	$2,711	$2,859
Packaging	3,048	3,233
Finished goods	3,562	3,539
Total inventories, net	$9,321	$9,631

Note 4 – Property, Plant and Equipment, net

Property, plant and equipment consisted of the following:

	September 30, 2023	December 31, 2022
Land	$1,565	$1,565
Buildings and improvements	19,463	19,341
Machinery and equipment	33,574	32,786
Vehicles	705	640
Office equipment	1,059	979
Construction in process	3,393	1,180
	59,759	56,491
Less accumulated depreciation	(37,474)	(35,586)
Total property, plant and equipment, net	$22,285	$20,905

Note 5 – Goodwill and Intangible Assets

Goodwill

Goodwill consisted of the following:

Total
Balance at December 31, 2022, before accumulated impairment loses	$12,948
Accumulated impairment losses	(1,244)
Balance at December 31, 2022	$11,704
Balance at September 30, 2023	$11,704

Intangible Assets

Other intangible assets, net consisted of the following:

	September 30, 2023			December 31, 2022
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount

Recipes	$44	$(44)	$–	$44	$(44)	$–
Customer lists and other customer related intangibles	4,529	(4,529)	–	4,529	(4,529)	–
Customer relationship	3,385	(1,332)	2,053	3,385	(1,212)	2,173
Brand names	7,948	(2,968)	4,980	7,948	(2,683)	5,265
Formula	438	(438)	–	438	(438)	–
Total intangible assets, net	$16,344	$(9,311)	$7,033	$16,344	$(8,906)	$7,438

Estimated amortization expense on intangible assets for the next five years is as follows:

Year	Amortization
Three months ended December 31, 2023	$135
2024	$540
2025	$540
2026	$540
2027	$540

Note 6 – Accrued Expenses

Accrued expenses consisted of the following:

	September 30, 2023	December 31, 2022
Payroll and incentive compensation	$4,381	$2,925
Real estate taxes	556	394
Utilities	174	121
Current portion of operating lease liabilities	73	70
Other	371	303
Total accrued expenses	$5,555	$3,813

Note 7 – Debt

Note payable consisted of the following:

	September 30, 2023	December 31, 2022
Term loan due August 18, 2026. Interest (7.40% at September 30, 2023) payable monthly.	$3,000	$3,750
Unamortized deferred financing costs	(19)	(23)
Total note payable	2,981	3,727
Less current portion	(1,250)	(1,250)
Total long-term portion	$1,731	$2,477

The scheduled maturities of the term loan, excluding deferred financing costs, at September 30, 2023 are as follows:

Three months ended December 31, 2023	$500
2024	1,000
2025	1,000
2026	500
Total term loan	$3,000

Credit Agreement

The Company is party to an Amended and Restated Loan and Security Agreement (as amended and modified from time to time, the “Credit Agreement”) with its existing lender and certain of its subsidiaries. The Credit Agreement provides for, among other things, a $5 million term loan to be repaid in quarterly installments of principal and interest over a term of five years, a revolving line of credit up to a maximum of $5 million (the “Revolving Credit Facility”) and an incremental facility not to exceed $5 million. The termination date of the term loan is August 18, 2026, unless earlier terminated. The termination date of the revolving line of credit is June 30, 2025, unless earlier terminated.

All outstanding amounts under the Credit Agreement bear interest at the Secured Overnight Financing Rate (“SOFR”), plus 2.07%. Interest is payable monthly in arrears.

As of September 30, 2023, the Company had $2,777 outstanding under the Revolving Credit Facility. The Company had $2,223 available for future borrowings under the Revolving Credit Facility as of September 30, 2023. Lifeway’s interest rate on debt outstanding under the Revolving Credit Facility as of September 30, 2023 was 7.34%.

The Credit Agreement includes customary representations, warranties, and covenants, including financial covenants requiring the Company to maintain a fixed charge coverage ratio of no less than 1.25 to 1.00, and a minimum working capital financial covenant, as defined, of no less than $11.25 million, in each of the fiscal quarters ending through the expiration date. The Credit Agreement continues to provide for events of default, including failure to repay principal and interest when due and failure to perform or violation of the provisions or covenants of the agreement, as a result of which amounts due under the Credit Agreement may be accelerated. The loans and all other amounts due and owed under the Credit Agreement and related documents are secured by substantially all of the Company’s assets.

Lifeway was in compliance with the fixed charge coverage ratio and minimum working capital covenants at September 30, 2023.

Note 8 – Leases

The Company leases certain machinery and equipment with fixed base rent payments and variable costs based on usage. Remaining lease terms for these leases range from less than one year to six years. The Company includes lease extension options, if applicable and reasonably certain to be exercised, in the calculation of the right-of-use asset and lease liabilities. Lifeway includes only fixed payments for lease components in the measurement of the right-of-use asset and lease liability. Variable lease payments are those that vary because of changes in facts or circumstances occurring after the commencement date, other than the passage of time. There are no residual value guarantees. Lifeway does not currently have leases which meet the finance lease classification as defined under ASC 842.

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

The Company does not record leases with an initial term of 12 months or less on the balance sheet. Expense for these short-term leases is recorded on a straight-line basis over the lease term. Total lease expense was $102 and $191 (including short term leases) for the nine months ended September 30, 2023 and 2022, respectively. Total lease expense was $41 and $44 (including short term leases) for the three months ended September 30, 2023 and 2022, respectively.

Future maturities of lease liabilities were as follows:

Year	Operating Leases
Three months ended December 31, 2023	$22
2024	86
2025	52
2026	29
2027	21
Thereafter	–
Total lease payments	210
Less: Interest	(7)
Present value of lease liabilities	$203

The weighted-average remaining lease term for its operating leases was 3.50 years as of September 30, 2023. The weighted average discount rate of its operating leases was 10.08% as of September 30, 2023. Cash paid for amounts included in the measurement of lease liabilities was $70 and $121 for the nine months ended September 30, 2023 and 2022, respectively. Cash paid for amounts included in the measurement of lease liabilities was $24 and $35 for the three months ended September 30, 2023 and 2022, respectively.

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

Note 10 – Income taxes

Income taxes were recognized at effective rates of 32.5% and (0.8)% for the nine months ended September 30, 2023 and 2022, respectively. Income taxes were recognized at effective rates of 30.8% and 11.7% for the three months ended September 30, 2023 and 2022, respectively.

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

Unrecognized tax benefits were $0 at September 30, 2023 and 2022, respectively. The Company does not expect material changes to its unrecognized tax benefits during the next twelve months.

Note 11 – Stock-based and Other Compensation

Omnibus Incentive Plan

In December 2015, Lifeway stockholders approved the 2015 Omnibus Incentive Plan, which authorized the issuance of an aggregate of 3.5 million shares to satisfy awards of stock options, stock appreciation rights, unrestricted stock, restricted stock, restricted stock units, performance shares and performance units to qualifying employees. Under the 2015 Omnibus Incentive Plan, the Board of Directors or its Audit and Corporate Governance Committee approves stock awards to executive officers and certain senior executives, generally in the form of restricted stock or performance shares. The number of performance shares that participants may earn depends on the extent to which the corresponding performance goals have been achieved. Stock awards generally vest over a three-year performance or service period. At September 30, 2023, no shares remain available for award under the 2015 Omnibus Incentive Plan as it was terminated on August 31, 2022. However, any outstanding awards under the 2015 Omnibus Incentive Plan are unaffected by the termination of the 2015 Omnibus Incentive Plan or by the approval of the 2022 Omnibus Incentive Plan (the “2022 Plan”) as described below.

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

Awards granted under the 2022 Plan are generally subject to a minimum vesting period of at least one year. Awards may be subject to cliff-vesting or graded-vesting conditions, with graded vesting starting no earlier than one year after the grant date. The Plan Administrator may provide for shorter vesting periods in an award agreement for no more than five percent of the maximum number of shares authorized for issuance under the 2022 Plan. As of September 30, 2023, 2.77 million shares remain available to award under the 2022 Plan.

Stock Options

The following table summarizes stock option activity during the nine months ended September 30, 2023:

	Options	Weighted average exercise price	Weighted average remaining contractual life	Aggregate intrinsic value
Outstanding at December 31, 2022	41	$10.42	3.22	$–
Granted	–	–	–	–
Exercised	–	–	–	–
Forfeited	–	–	–	–
Outstanding at September 30, 2023	41	$10.42	2.47	$–
Exercisable at September 30, 2023	41	$10.42	2.47	$–

Restricted Stock Units

A Restricted Stock Unit (“RSU”) represents the right to receive one share of common stock in the future. RSUs have no exercise price. The grant date fair value of the awards is determined by the Company’s closing stock price on the grant date. Lifeway expenses RSUs over the vesting period. The following table summarizes RSU activity during the nine months ended September 30, 2023.

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2022	164	$5.69
Granted	85	8.14
Shares issued upon vesting	(37)	4.57
Forfeited	(5)	6.25
Outstanding at September 30, 2023	207	$6.89
Vested and deferred at September 30, 2023	54	$5.78

For the nine months ended September 30, 2023 and 2022 total pre-tax stock-based compensation expense recognized in the consolidated statements of operations was $356 and $175, respectively. For the nine months ended September 30,2023 and 2022 tax-related benefits of $100 and $49, respectively, were also recognized. For the three months ended September 30, 2023 and 2022 total pre-tax stock-based compensation expense recognized in the consolidated statements of operations was $154 and $48, respectively. For the three months ended September 30, 2023 and 2022 tax-related benefits of $43 and $14, respectively, were also recognized. Future compensation expense related to restricted stock units was $832 as of September 30, 2023 and will be recognized on a weighted average basis over the next 1.44 years.

Long-Term Incentive Plan Compensation

Lifeway has established long-term incentive-based compensation programs for certain senior executives and key employees pursuant to the terms of its incentive plans.

2020 CEO Incentive Award

During the fourth quarter 2020, Lifeway awarded a long-term equity-based incentive of $750 to its Chief Executive Officer (the “2020 CEO Award”) depending on Lifeway’s 2020 performance levels compared to the respective targets. The equity-based incentive compensation is payable in restricted stock that vests one-third in April 2022, one-third in April 2023, and one-third in April 2024. The issuance of vested equity awards is subject to approval under the Stock Purchase Agreement dated October 1, 1999. For the nine months ended September 30, 2023 and 2022, $87 and $186 was expensed as stock-based compensation expense in the consolidated statements of operations, respectively. For the three months ended September 30, 2023 and 2022, $18 and $44 was expensed as stock-based compensation expense in the consolidated statements of operations, respectively. As of September 30, 2023, the total remaining unearned compensation was $42, of which $18 will be recognized in 2023, and $24 in 2024, respectively, subject to vesting.

2021 Equity Award

The 2021 long-term equity incentive plan compensation is based on Lifeway’s achievement of adjusted EBITDA performance versus the respective target established by the Board of Directors for 2021. Under the 2021 plan, collectively the participants earned equity-based incentive compensation of $1,069 based on Lifeway’s achievement of the respective financial target. The equity-based incentive compensation is payable in restricted stock that vests one-third in April 2022, one-third in April 2023, and one-third in April 2024. For the nine months ended September 30, 2023 and 2022, $161 and $364 was expensed as stock-based compensation expense in the consolidated statements of operations, respectively. For the three months ended September 30, 2023 and 2022, $33 and $85 was expensed as stock-based compensation expense in the consolidated statements of operations, respectively. As of September 30, 2023, the total remaining unearned compensation was $73, of which $33 will be recognized in 2023, $40 in 2024, respectively, subject to vesting.

2022 Equity Award

Under the 2022 long-term incentive plan, participants can earn a specified number of target level Performance Share Units (“PSUs”) contingent upon the achievement of strategic milestones during the three-year Measurement Period, which is fiscal year 2022 to 2024. The strategic milestones are 1) 3-year cumulative net revenue, and 2) 3-year cumulative adjusted EBITDA. The target number of PSU awards are weighted 50% on net revenue and 50% on adjusted EBITDA. Collectively, the participants can earn 125,066 PSUs at the target level. Participants may earn more or less than the target number of shares based on actual results, however the minimum and maximum number of shares that can be earned are bound by minimum and maximum thresholds of net revenue and adjusted EBITDA. The PSU awards will be earned and will vest, if at all, after the end of the three-year measurement period based on achievement of the milestones. The PSU awards do not vest during the three-year measurement period. The PSUs have a grant date fair value of $6.25 dollars per share. For the nine months ended September 30, 2023 and 2022, $356 and $31 was expensed as stock-based compensation expense in the consolidated statements of operations, respectively. For the three months ended September 30, 2023 and 2022, $116 and $31 was expensed as stock-based compensation expense in the consolidated statements of operations, respectively.

The 2022 long-term incentive plan also granted restricted stock unit awards that contain only a service condition and vest on the passage of time in three equal installments on each of the first three anniversaries of the August 31, 2022 grant date. The stock-based compensation expense for these awards is included in the Restricted Stock Units section above.

2023 Equity Award

Under the 2023 long-term incentive plan, participants can earn a specified number of target level Performance Share Units (“PSUs”) contingent upon the achievement of strategic milestones during the three-year Measurement Period, which is fiscal year 2023 to 2025. The strategic milestones are 1) 3-year cumulative net revenue, and 2) 3-year cumulative adjusted EBITDA. The target number of PSU awards are weighted 50% on net revenue and 50% on adjusted EBITDA. Collectively, the participants can earn 115,622 PSUs at the target level. Participants may earn more or less than the target number of shares based on actual results, however the minimum and maximum number of shares that can be earned are bound by minimum and maximum thresholds of net revenue and adjusted EBITDA. The PSU awards will be earned and will vest, if at all, after the end of the three-year measurement period based on achievement of the milestones. The PSU awards do not vest during the three-year measurement period. The PSUs have a grant date fair value of $6.88 dollars per share. For the nine months ended September 30, 2023 and 2022, $118 and $0 was expensed as stock-based compensation expense in the consolidated statements of operations, respectively. For the three months ended September 30, 2023 and 2022, $102 and $0 was expensed as stock-based compensation expense in the consolidated statements of operations, respectively.

The 2023 long-term incentive plan also granted restricted stock unit awards that contain only a service condition and vest on the passage of time in three equal installments on each of the first three anniversaries of the June 16, 2023 grant date. The stock-based compensation expense for these awards is included in the Restricted Stock Units section above.

Non-Employee Director Plan

On August 31, 2022, Lifeway stockholders approved the 2022 Non-Employee Director Equity and Deferred Compensation Plan (the “2022 Director Plan”), which authorizes the grant of restricted stock units (“RSUs”), which will vest on such schedule as the Company, in its sole discretion, shall determine. Each non-employee director of the Company is eligible to be a participant in the 2022 Director Plan until they no longer serve as a non-employee director. As of the date of each annual shareholder meeting, the Company may grant each director a number of RSUs for such year and set the vesting schedule for the RSUs granted. Whether and how many RSUs the Company will grant to directors in any year is subject to the sole discretion of the Company and shall in any event be subject to the 2022 Director Plan’s overall share limits. The maximum aggregate number of shares of common stock that may be issued under the 2022 Director Plan is 500 thousand shares. As of September 30, 2023, 438 thousand shares remain available to award under the 2022 Director Plan. The aggregate fair market value of shares underlying RSU compensation that may be issued as RSU compensation to a director in any year shall not exceed $170. In addition to the grant of RSUs, the 2022 Director Plan also provides for the deferral by electing participants of all or part of their cash compensation (in 10% increments) into a deferred cash account, and they may defer all or part of their cash and/or RSU compensation (in 10% increments) into a deferred RSU account. Deferred benefits are paid in a lump sum upon the applicable director’s departure from the Board of Directors.

Retirement Benefits

Lifeway has a defined contribution plan which is available to substantially all full-time employees. Under the terms of the plan, the Company matches employee contributions under a prescribed formula. For the nine months ended September 30, 2023 and 2022 total contribution expense recognized in the consolidated statements of operations was $364 and $328, respectively. For the three months ended September 30, 2023 and 2022, total contribution expense recognized in the consolidated statements of operations was $106 and $97, respectively.

Note 12 - Earnings Per Share

The following table summarizes the effects of the share-based compensation awards on the weighted average number of shares outstanding used in calculating diluted earnings (loss) per share:

	Three Months Ended		Nine months Ended
	September 30,		September 30,
	2023	2022	2023	2022
	(In thousands)
Weighted average common shares outstanding	14,677	15,490	14,659	15,462
Assumed exercise/vesting of equity awards	424	358	404	297
Weighted average diluted common shares outstanding	15,101	15,848	15,063	15,759

Note 13 – Related Party Transactions

Consulting Services

Lifeway obtained consulting services from Ludmila Smolyansky, a member of the Company’s Board of Directors and former Chairperson of its Board of Directors. On January 4, 2022, the Company notified Ms. Smolyansky that it was terminating the amended and restated consultancy agreement effective January 17, 2022. Service fees earned are included in general and administrative expenses in the accompanying consolidated statements of operations and were $0 and $22 during each of the nine months ended September 30, 2023 and 2022, respectively. Service fees earned are included in general and administrative expenses in the accompanying consolidated statements of operations and were $0 during each of the three months ended September 30, 2023 and 2022.

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

Royalties earned were $0 and $400 during each of the nine months ended September 30, 2023 and 2022, respectively. Royalties earned were $0 and $100 during each of the three months ended September 30, 2023 and 2022, respectively.

Note 14 – Subsequent Event

On October 6, 2023, the Company paid the outstanding line of credit balance of $2,777 in full. There were no amounts outstanding under the line of credit after October 6, 2023, through the date of filing of these financial statements.

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

Business Overview

Lifeway was founded in 1986 by Michael Smolyansky a refugee from the former USSR who emigrated from Eastern Europe to the United States in 1976 with his wife and young daughter. Lifeway was the first to successfully introduce kefir to the U.S. consumer on a commercial scale, initially catering to ethnic consumers in the Chicago, Illinois metropolitan area.

The Company’s primary product is drinkable kefir, a cultured dairy product. Lifeway Kefir is a probiotic beverage that is tart and tangy, high in protein, calcium and vitamin D. The Company manufactures (directly or through a co-manufacturer) and markets products under the Lifeway, Fresh Made, and GlenOaks Farms brand names, as well as under private labels on behalf of certain customers.

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

Recent Developments

Current Macroeconomic Environment and Inflation Impact

Since 2022, we have been experiencing inflationary and cost pressures due to volatility and disruption in the global economy which have increased our production and distribution costs. We have begun to see some moderation of inflationary pressures and have experienced pricing declines in certain of our input costs, such as milk. We expect inflationary pressures to persist throughout 2023, although at lower levels than experienced in 2022. In response to these persistent inflationary and cost pressures, we instituted price increases in 2022 on many of our products. We expect that these inflation-justified price increases will continue to help mitigate a portion of our increased costs.

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

Results of Operations

Three Months Ended September 30, 2023 Compared to Three Months Ended September 30, 2022

The following table presents certain information concerning our financial results, including information presented as a percentage of consolidated net sales:

	Three Months Ended September 30,
	2023			2022
	$	%		$	%
Net sales	40,896	100.0%		38,140	100.0%
Cost of goods sold	29,099	71.2%		29,962	78.6%
Depreciation expense	654	1.6%		590	1.5%
Total cost of goods sold	29,753	72.8%		30,552	80.1%
Gross profit	11,143	27.2%		7,588	19.9%
Selling expenses	2,884	7.1%		2,843	7.4%
General & administrative expense	3,085	7.5%		3,415	9.0%
Amortization expense	135	0.3%		135	0.4%
Total operating expenses	6,104	14.9%		6,393	16.8%
Income from operations	5,039	12.3%		1,195	3.1%
Other (expense) income:
Interest expense	(109)	(0.3%	)	(77)	(0.2%	)
Gain on sales of property and equipment	–	0.0%		–	0.0%
Other (expense) income, net	(1)	0.0%		(5)	0.0%
Total other (expense) income	(110)	(0.3%	)	(82)	(0.2%	)
Income before provision for income taxes	4,929	12.0%		1,113	2.9%
Provision for income taxes	1,517	3.7%		130	0.3%
Net income	3,412	8.3%		983	2.6%

Net Sales

Net sales finished at $40,896 for the three-month period ended September 30, 2023, an increase of $2,756 or 7.2% versus prior year. The net sales increase was primarily driven by higher volumes of our branded drinkable kefir, and to a lesser extent the impact of price increases implemented during the fourth quarter of 2022.

Net sales by product category were as follows for the three months ended September 30:

	2023		2022
	$	%	$	%
Drinkable Kefir excluding ProBugs	$33,035	81%	$30,297	79%
Cheese	3,353	8%	3,211	9%
Cream and other	1,811	4%	1,874	4%
Drinkable yogurt	1,485	4%	1,482	5%
ProBugs Kefir	820	2%	882	2%
Other dairy	392	1%	394	1%
Net Sales	$40,896	100%	$38,140	100%

Gross Profit

Gross profit as a percentage of net sales was 27.2% during the three-month period ended September 30, 2023. Gross profit percentage was 19.9% in the prior year. The increase versus the prior year was primarily due to the higher volumes of our branded products and the favorable impact of milk pricing, and to a lesser extent the price increases implemented during the fourth quarter of 2022 and decreased transportation costs.

Selling Expenses

Selling expenses increased by $41 to $2,884 during the three-month period ended September 30, 2023 from $2,843 during the same period in 2022.

General and Administrative Expenses

General and administrative expenses decreased $330 to $3,085 during the three-month period ended September 30, 2023 from $3,415 during the same period in 2022. The decrease is primarily driven by the termination of the endorsement agreement in September 2022.

Provision for Income Taxes

The provision for income taxes was $1,517 and $130 during the three months ended September 30, 2023 and 2022, respectively.

The effective income tax rate for the three months ended September 30, 2023 was 30.8% compared to 11.7% in the same period last year. The statutory Federal and state tax rates remained consistent from 2022 to 2023. The Company has items that are nondeductible or are discrete adjustments to tax expense. The Company consistently reflects non-deductible officer compensation expense, non-deductible compensation expense related to equity incentive awards and separate state tax rates from period to period. Although similar items were reflected in 2023, the percentage effect is different due to the difference in pre-tax income in 2023 compared to 2022.

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

Nine months Ended September 30, 2023 Compared to Nine months Ended September 30, 2022

The following table presents certain information concerning our financial results, including information presented as a percentage of consolidated net sales:

	Nine months Ended September 30,
	2023			2022
	$	%		$	%
Net sales	118,030	100.0%		105,730	100.0%
Cost of goods sold	85,428	72.4%		85,032	80.4%
Depreciation expense	1,953	1.7%		1,833	1.7%
Total cost of goods sold	87,381	74.1%		86,865	82.2%
Gross profit	30,649	25.9%		18,865	17.8%
Selling expenses	8,974	7.6%		8,527	8.1%
General & administrative expense	10,028	8.5%		9,546	9.0%
Amortization expense	405	0.3%		405	0.4%
Total operating expenses	19,407	16.4%		18,478	17.5%
Income from operations	11,242	9.5%		387	0.4%
Other (expense) income:
Interest expense	(322)	(0.3%	)	(171)	(0.2%	)
Gain on sales of property and equipment	33	0.0%		–	0.0%
Other (expense) income, net	(1)	0.0%		(10)	0.0%
Total other (expense) income	(290)	(0.3%	)	(181)	(0.2%	)
Income before provision for income taxes	10,952	9.2%		206	0.2%
Provision (benefit) for income taxes	3,554	3.0%		(2)	0.0%
Net income	7,398	6.2%		208	0.2%

Net Sales

Net sales finished at $118,030 for the nine-month period ended September 30, 2023, an increase of $12,300 or 11.6% versus prior year. The net sales increase was primarily driven by higher volumes of our branded drinkable kefir, and to a lesser extent the impact of price increases implemented during the fourth quarter of 2022.

Net sales by product category were as follows for the nine months ended September 30:

	2023		2022
	$	%	$	%
Drinkable Kefir excluding ProBugs	$94,174	80%	$82,779	78%
Cheese	10,074	9%	9,233	9%
Cream and other	5,362	4%	5,438	5%
Drinkable yogurt	4,760	4%	4,559	5%
ProBugs Kefir	2,490	2%	2,481	2%
Other dairy	1,170	1%	1,240	1%
Net Sales	$118,030	100%	$105,730	100%

Gross Profit

Gross profit as a percentage of net sales was 25.9% during the nine-month period ended September 30, 2023. Gross profit percentage was 17.8% in the prior year. The increase versus the prior year was primarily due to the higher volumes of our branded products and the favorable impact of milk pricing, and to a lesser extent the price increases implemented during the fourth quarter of 2022 and decreased transportation costs.

Selling Expenses

Selling expenses increased by $447 to $8,974 during the nine-month period ended September 30, 2023 from $8,527 during the same period in 2022. The increase is primarily due to increased compensation expense, partially offset by the reduction in royalty expense resulting from the termination of the endorsement agreement in September 2022.

General and Administrative Expenses

General and administrative expenses increased $482 to $10,028 during the nine-month period ended September 30, 2023 from $9,546 during the same period in 2022. The increase is primarily driven by incentive compensation and to a lesser extent expenses related to non-routine stockholder action, partially offset by the termination of the endorsement agreement in September 2022.

Provision (Benefit) for Income Taxes

The provision (benefit) for income taxes was $3,554 and $(2) during the nine months ended September 30, 2023 and 2022, respectively.

The effective income tax rate for the nine months ended September 30, 2023 was 32.5% compared to (0.8)% in the same period last year. The statutory Federal and state tax rates remained consistent from 2022 to 2023. The Company has items that are nondeductible or are discrete adjustments to tax expense. The Company consistently reflects non-deductible officer compensation expense, non-deductible compensation expense related to equity incentive awards and separate state tax rates from period to period. Although similar items were reflected in 2023, the percentage effect is different due to the difference in pre-tax income in 2023 compared to 2022.

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

If additional borrowings are needed, $2,223 was available under the Revolving Credit Facility as of September 30, 2023 (see Note 7, Debt). We are in compliance with the terms of the Credit Agreement and expect to meet foreseeable financial requirements. The success of our business and financing strategies will continue to provide us with the financial flexibility to take advantage of various opportunities as they arise. To date, we have been successful in generating cash and obtaining financing as needed. However, if a serious economic or credit market crisis ensues, it could have a negative effect on our liquidity, results of operations and financial condition.

As discussed in Note 14, Subsequent Events, the Company paid the outstanding line of credit balance of $2,777 in full on October 6, 2023.

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

Cash Flow

The following table is derived from our Consolidated Statement of Cash Flows:

	Nine months Ended September 30,
Net Cash Flows Provided By (Used In):	2023	2022
Operating activities	$12,144	$3,639
Investing activities	$(3,206)	$(3,189)
Financing activities	$(750)	$(750)

Operating Activities

Net cash provided by operating activities was $12,144 during the nine-month period ended September 30, 2023 compared to $3,639 in the same period in 2022. The increase was primarily due to higher cash earnings driven by increased product volumes and declines in certain input costs, and the change in working capital.

Investing Activities

Net cash used in investing activities was $3,206 during the nine-month period ended September 30, 2023 compared to $3,189 in the same period in 2022. The increase in cash used reflects our planned capital spending increase during 2023 compared to 2022. Our capital spending is focused in three core areas: growth, cost reduction, and facility improvements. Growth capital spending supports new product innovation and enhancements. Cost reduction and facility improvements support manufacturing efficiency, safety, and productivity.

Financing Activities

Net cash used in financing activities was $750 during the nine-month period ended September 30, 2023 and 2022, respectively. The cash used represents the quarterly principal payments under the term loan.

Debt Obligations

As of September 30, 2023, the Company had $2,777 outstanding and $2,223 available for future borrowings under the revolving line of credit. Under the Credit Agreement, the Revolving Credit Facility matures on June 30, 2025. The were no letters of credit issued or outstanding as of September 30, 2023. The Company had $2,981 outstanding under the note payable, net of $19 of unamortized deferred financing fees, as of September 30, 2023.

The Company’s interest rate on debt outstanding under the revolving line of credit and note payable as of September 30, 2023 was 7.34% and 7.40%, respectively.

The Company is in compliance with all applicable financial debt covenants as of September 30, 2023. See Note 7 to our Consolidated Financial Statements for additional information regarding our indebtedness and related agreements.

As discussed in Note 14, Subsequent Events, the Company paid the outstanding line of credit balance of $2,777 in full on October 6, 2023.

Recent Accounting Pronouncements

Information regarding recent accounting pronouncements is provided in Note 2 – Summary of Significant Accounting Policies.

Critical Accounting Policies and Estimates

A description of the Company's critical accounting policies and estimates is contained in its Annual Report on Form 10-K for the year ended December 31, 2022. There were no material changes to the Company’s critical accounting policies and estimates in the nine months ended September 30, 2023.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

The Company has established disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (“SEC”), and such information is accumulated and communicated to management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure. Management, together with our CEO and CFO, evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2023. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of September 30, 2023.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the quarter ended September 30, 2023 that has materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

On August 3, 2023, the Circuit Court of Cook County, Illinois granted the Company’s motion to file a Verified Second Amended Complaint (“Complaint”) in the previously disclosed lawsuit by the Company against Ludmila Smolyansky and Edward Smolyansky and transferred the matter to the Chancery Division of the Circuit Court of Cook County, Illinois for adjudication of the Company’s motion for a preliminary injunction and trial on Count I of the Complaint seeking a permanent injunction. The Complaint alleges additional violations of agreements between the Company and Edward Smolyansky by Mr. Smolyansky. Such additional ongoing activity by Mr. Smolyansky prompted the Company to request the additional relief of a preliminary injunction and permanent injunction against Mr. Smolyansky.

Additional information regarding legal proceedings is available in Note 9, Commitment and Contingencies.

ITEM 1A. RISK FACTORS.

There have been no material changes from the risk factors disclosed in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

No.	Description	Form	Period Ending	Exhibit	Filing Date

31.1	Rule 13a-14(a)/15d-14(a) Certification of Julie Smolyansky	Filed Herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification of Eric Hanson	Filed Herewith

32.1	Section 1350 Certification of Julie Smolyansky*	Furnished Herewith

32.2	Section 1350 Certification of Eric Hanson*	Furnished Herewith

99.1	Press release dated November 13, 2023 reporting Lifeway’s financial results for the three months ended September 30, 2023*	Furnished Herewith

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in IXBRL, and included in exhibit 101).

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

LIFEWAY FOODS, INC.

Date: November 13, 2023	By:	/s/ Julie Smolyansky
Julie Smolyansky
Chief Executive Officer, President, and Director
(Principal Executive Officer)

Date: November 13, 2023	By:	/s/ Eric Hanson
Eric Hanson
Chief Financial & Accounting Officer
(Principal Financial and Accounting Officer)

