Form 10-K
period 2023-12-31
Lifeway Foods, Inc.
filed 2024-03-20
CIK 814586

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the stock was last sold as of June 30, 2023 ($6.55 per share as quoted on the Nasdaq Global Market) was $47,381,148.

As of March 15, 2024, 14,690,987 shares of the registrant’s common stock, no par value, were outstanding.

Portions of the Registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held on June 14, 2024, are incorporated by reference into Part III.

i

FORWARD LOOKING STATEMENTS

In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, readers are advised that this document, and any document incorporated by reference herein, may contain forward looking statements. Forward looking statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those indicated by the forward looking statements. These statements use words, variations of words, and negatives of words such as "may," "could," "believe," "future," "depend," "expect," "will," "result," "can," "remain," "assurance," "subject to," "require," "limit," "impose," "guarantee," "restrict," "continue," "become," "predict," "likely," "opportunities," "effect," "change," and "estimate." Examples of forward looking statements include, but are not limited to, (i) projections of revenues, income or loss, earnings or losses per share, capital expenditures, dividends, capital structure and other financial items, (ii) statements of Lifeway Foods, Inc.’s (which, together with its subsidiaries as the context requires, may be referred to as “Lifeway”, the “Company”, “our”, “we” or “us”) plans and objectives, including the introduction of new products, or estimates or predictions of actions by customers, suppliers, competitors or regulatory authorities, (iii) statements of future economic performance, and (iv) statements of assumptions underlying other statements and statements about the Company or its business.

Forward looking statements are based on management’s beliefs, assumptions, estimates and observations of future events based on information available to our management at the time the statements are made and include any statements that do not relate to any historical or current fact. These statements are not guarantees of future performance and they involve certain risks, uncertainties and assumptions that are difficult to predict. Actual outcomes and results may differ materially from what is expressed, implied or forecast by our forward looking statements due in part to the risks, uncertainties, and assumptions that include:

•	the actions of our competitors and suppliers, including those related to price competition;

•	the actions and decisions of our customers or consumers;

•	our ability to successfully implement our business strategy;

•	changes in the pricing of commodities;

•	the effects of government regulation;

•	disruptions to our supply chain, or our manufacturing and distribution capabilities, including those due to cybersecurity threats, wars or pandemics; and

•	the other risks and uncertainties that are set forth in Item 1, “Business”, Item 1A “Risk Factors” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and that are described from time to time in our filings with the SEC.

These factors are not necessarily all of the important factors that could cause actual results to differ materially from those expressed in any of our forward looking statements. Other unknown or unpredictable factors could also have material adverse effects on future results. We intend these forward looking statements to speak only at the date made. Except as otherwise required to be disclosed in periodic reports required to be filed by us with the SEC, we have no duty to update these statements, and we undertake no obligation to publicly update or revise any forward looking statements, whether as a result of new information, future events or otherwise.

ii

PART I

ITEM 1.      BUSINESS

OVERVIEW

Lifeway was founded in 1986 by Michael Smolyansky, ten years after he and his family emigrated from Eastern Europe to the United States. Lifeway was the first to successfully introduce kefir to the U.S. consumer on a commercial scale, initially catering to ethnic consumers in the Chicago, Illinois metropolitan area. Lifeway has grown to become the largest producer and marketer of kefir in the U.S. and an important player in the broader market spaces of probiotic-based products and natural, “better for you” foods.

PRODUCTS

Our primary product is drinkable kefir, a cultured dairy product. Lifeway kefir is tart and tangy, high in protein, calcium and vitamin D. Thanks to our exclusive blend of kefir cultures, each cup of our flagship low fat kefir contains 12 live and active cultures and 25 to 30 billion beneficial CFU (Colony Forming Units) at the time of manufacture.

We manufacture (directly or through co-packers) and market products under the Lifeway, Fresh Made and GlenOaks Farms brand names, as well as under private labels on behalf of certain customers.

Our product categories are:

•	Drinkable kefir, sold in a variety of organic and non-organic sizes, flavors, and types;

•	European-style soft cheeses, including farmer cheese, white cheese, and Sweet Kiss;

•	Cream and other, which consists primarily of cream, a byproduct of making our kefir;

•	ProBugs, a line of kefir products designed for children;

•	Drinkable yogurt, sold in a variety of sizes and flavors; and

•	Other dairy, which consists primarily of Fresh Made butter and sour cream.

Net sales of products by category were as follows for the years ended December 31:

	2023		2022
In thousands	$	%	$	%

Drinkable Kefir other than ProBugs	$127,726	80%	$110,247	78%
Cheese	13,781	9%	12,651	9%
Cream and other	7,382	4%	7,465	5%
Drinkable Yogurt	6,236	4%	6,105	4%
Probugs Kefir	3,429	2%	3,403	3%
Other dairy	1,569	1%	1,697	1%
Net Sales	$160,123	100%	$141,568	100%

Product innovation and new product development

Lifeway is committed to maintaining its positions as the leading producer of kefir and a recognized leader in the market for probiotic products. We routinely evaluate opportunities for new product development, flavors and formulations, improved package design, new product configurations and other innovation avenues. Beyond our core drinkable kefir products, we have an ongoing effort to extend the strength of the Lifeway brand and leverage the capabilities of the Lifeway organization into fresh categories and into additional channels of trade, such as Convenience; Foodservice; Club; and Drug.

Lifeway considers research and development of new products to be a significant part of our overall business philosophy. Where possible, we leverage our existing staff and facilities to conduct our innovation, research, and development efforts, rather than maintaining a dedicated research and development staff and facilities or relying solely on third parties.

PRODUCTION

Manufacturing

During 2023 and 2022, approximately 93% and 96% of our revenue, respectively, was derived from products manufactured at our own facilities. We currently operate the following manufacturing and distribution facilities:

•	Morton Grove, Illinois, which produces drinkable kefir and cheese products;

•	Waukesha, Wisconsin, which produces drinkable kefir products and from which we warehouse and distribute products;

•	Niles, Illinois, which stores and serves as a warehouse and distribution point for products; and

•	Philadelphia, Pennsylvania, which produces drinkable kefir, cheese, and other dairy products, from which we warehouse and distribute products.

All our fixed assets associated with manufacturing, storage, and distribution of our products are in the United States.

Co-Packers

In addition to the products manufactured in our own facilities, independent manufacturers (“co-packers”) manufacture some of our products. We have a co-packer agreement to manufacture drinkable yogurt and a small percentage of our Lifeway kefir product in California. We have a co-packer agreement to manufacture drinkable kefir in Ireland, to serve our European markets. During 2023 and 2022, approximately 7% and 4% of our revenue, respectively, was derived from products manufactured by co-packers. Our domestic co-packer is Safe Quality Food (“SQF”) certified and follows Good Manufacturing Practices (“GMPs”). Additionally, the co-packers are required to ensure our products are manufactured in accordance with our quality specifications and that they are compliant with all applicable laws and regulations.

SALES AND DISTRIBUTION

Sales Organization

We sell our products primarily through our direct sales force, brokers, and distributors. Our sales organization strives to cultivate strong, collaborative relationships with our customers that facilitate favorable shelf placement for our products, which we believe drives sales volumes when combined with our marketing efforts and our brand strength. Our relationships with food brokers provide additional customer coverage as a supplement to our direct sales force.

Distribution inside the United States

Lifeway’s products reach the consumer through three primary “route-to-market” pathways:

•	Retail-direct;

•	Distributor; and

•	Direct store delivery (“DSD”).

Under the retail-direct channel, we sell our products to retailers and deliver it through either the retailers’ carriers or third-party carriers that deliver to such retailers’ distribution centers. In turn, our retailers then deliver the products to their respective stores. Under the retail direct-model, optimal product merchandising, assortment and product presentation are attended to by the retailer. Sales to our retail-direct customers represent approximately 50% of our total net sales for the year ended 2023.

Under the distributor channel, we sell our products to distributors and deliver it through either the distributors’ carriers or third-party carriers that deliver to such distributors’ designated warehouses. In turn, our distributors then sell and ship our products to their retail customers. Our distributors often use a DSD model of their own to make deliveries directly to individual stores, but they also make deliveries to retailers’ distribution centers. The distributor attends to optimal product merchandising, assortment, and product presentations at the retail end of the channel, with support from Lifeway’s direct sales force and broker network. Sales to our distributor customers represent approximately 48% of our total net sales for year ended 2023.

Under the direct store delivery (“DSD”) route to market, we sell our products to retailers and deliver it directly to the store using Company-owned vehicles and a team of Lifeway merchandisers who engage face-to-face with store management to ensure optimal product assortments and presentations. We operate our DSD model in the Chicago, Illinois metropolitan area only. Sales to our DSD customers represent approximately 2% of our total net sales for the year ended 2023.

Distribution outside of the U.S.

Lifeway’s primary market is the United States; however, certain of our distributors based in the United States sell our products to retailers in Mexico and portions of South America and the Caribbean. Additionally, Lifeway products reach consumers in France, Ireland, and the Middle East under third party co-manufacturing agreements and in-country broker and distributor arrangements. Sales distributed outside the United States represented approximately 2% of net sales for the year ended 2023.

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

SUPPLIERS

We purchase our ingredients such as milk, cultures, and other ingredients from unaffiliated suppliers. In addition, we purchase significant quantities of ingredients and product packaging materials and natural gas and electricity to operate our facilities. Purchases are made through purchase orders or contracts, and price, delivery terms, and product specifications vary. The prices for our principal inputs can fluctuate based on economic, weather, and other conditions. Lifeway believes it has access to alternative suppliers for critical ingredients, packaging, and other input requirements.

MAJOR CUSTOMERS

During the year ended December 31, 2023, two customers collectively accounted for approximately 24% of our total net sales. Two customers collectively accounted for approximately 25% of net accounts receivable as of December 31, 2023.

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

DANONE SA

Since October 1999, Danone North America Public Benefit Corporation, through predecessors, affiliates and/or subsidiaries (collectively “Danone”), has been the beneficial owner of 20% or more of the outstanding common stock of Lifeway. Lifeway and Danone are parties to a Stockholders’ Agreement dated October 1, 1999, which as amended provides Danone the right to designate one director nominee, provides Danone with anti-dilutive rights relating to certain future offerings and issuances of capital stock, and grants Danone limited registration rights.

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

FOOD SAFETY

Lifeway takes appropriate precautions to ensure the safety of our products. In addition to routine inspections by state and federal regulatory agencies, including the USDA and FDA, we have instituted Company-wide systems that address topics such as supplier control; ingredient, packaging, and product specifications; preventive maintenance; pest control; and sanitation. Each of our facilities also has in place a hazard analysis critical control points (“HACCP”) plan that identifies critical pathways for contaminants and mandates control measures that must be used to prevent, eliminate or reduce relevant food-borne hazards. To the extent that the federal Food Safety Modernization Act applies to Lifeway’s business, we develop food safety plans and implement preventive measures to protect against food contamination. We also maintain a product recall plan, including lot identifiability and traceability measures that allow us to act quickly to reduce the risk of consumption of any product that we suspect may pose a health issue.

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

SEASONALITY

Lifeway’s business is not seasonal.

EMPLOYEES

As of December 31, 2023, we employed 288 full-time and one part-time employee, of which 98 were members of a union bargaining unit in Illinois.

AVAILABLE INFORMATION

Lifeway maintains a corporate website at www.lifewayfoods.com and makes available, free of charge, through this website its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports that we file with or furnish to the SEC as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. The information contained on our website is not part of this Report.

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

We have several supply agreements with suppliers and co-packers that require them to provide us with certain ingredients, packaging, other inputs, and finished goods. For certain items, we rely on a single supplier or co-packer as our sole source for the item. Our suppliers and co-packers are subject to risk, including labor disputes, union organizing activities, financial liquidity, inclement weather, natural disasters, supply constraints, and general economic and political conditions that could limit their ability to timely provide us with acceptable product. Although other sources are available for these items, if our current sources are unable to fulfill our needs for any reason, we may not be able to timely engage a replacement source that can timely provide us with acceptable products or on terms favorable to us or at all, which could disrupt our ability to manufacture and distribute products. Such disruptions could have a material adverse effect on our business, consolidated financial condition or results of operations.

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

As of December 31, 2023, we had $0 outstanding under the Revolving Credit Facility and $2.73 million outstanding under the note payable, net of $17 thousand of unamortized deferred financing. Our loan agreements contain certain restrictions and requirements that among other things:

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

We have a union contract governing the terms and conditions of employment for a significant portion of our manufacturing workforce in Illinois. Although we believe union relations since the union’s certification as the exclusive bargaining representative of this portion of our workforce have been amicable, there is no assurance that this will continue in the future or that we will not be subject to future union organizing activity. There are potential adverse effects of labor disputes with our own employees or by others who provide warehousing, transportation, and distribution, both domestic and foreign, of our raw materials or other products. Strikes or work stoppages or other business interruptions could occur if we are unable to renew collective bargaining agreements on satisfactory terms or enter into new agreements on satisfactory terms, which could impair manufacturing and distribution of our products or result in a loss of sales, which could adversely impact our business, financial condition, or results of operations. The terms and conditions of existing, renegotiated, or new collective bargaining agreements could also increase our costs or otherwise affect our ability to fully implement future operational changes to enhance our efficiency or to adapt to changing business needs or strategy.

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

Danone has certain rights under the Shareholder Agreement which give Danone the ability to control or influence the outcome of certain matters, including our ability to compensate our officers and directors in accordance with market standards, to undertake certain offerings of securities, and to consummate mergers and acquisitions or other strategic alternatives for the Company.

Although Danone holds less than 25% of our common stock, the rights Danone has under the Shareholder Agreement may prevent us from offering market standard compensation to our officers and directors or prevent third parties from making offers to enter into certain strategic transactions. Danone’s exercise of their rights under the Shareholder Agreement have prevented us from consummating the issuance of certain equity as part of market standard compensation terms and amounts to certain officers and directors which could prevent us from attracting and retaining qualified key personnel. Additionally, it is possible that any offers to acquire Lifeway or purchase Lifeway equity in an offering will be made at reduced prices, if made at all, as a result of certain of Danone’s rights under the Shareholder Agreement, including, without limitation, its right of first refusal on shares issued by the Company. Danone’s interests may not always be aligned with other stockholders’ interests. By exercising its rights under the Shareholder Agreement, Danone could prevent Lifeway from taking actions that are consistent with the investment goals of institutional, short-term, non-voting, or other non-controlling investors, or that would have a positive effect on our stock price.

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

Two of our customers together accounted for 24% of our net sales in the fiscal year ended December 31, 2023. Where we enter into written agreements with our customers, they are generally terminable after short notice periods by the customer. In addition, our customers sometimes award contracts based on competitive bidding, which could result in lower profits for contracts we win and the loss of business for contracts we lose. The loss of any large customer, the reduction of purchasing levels, or the cancellation of any business from a large customer for an extended period of time could negatively affect our sales and results of operations.

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

Increases in the cost of milk could reduce our gross margin and profit.

Conventional and organic milk, our primary raw material, is an agricultural commodity that is subject to price fluctuations. Conventional milk prices were lower in fiscal 2023 than the prior year, and there can be no assurance that such prices will remain at these levels in the future. The supply and price of milk may be impacted by, among other things, weather, natural disasters, real or perceived supply shortages, lower dairy and crop yields, general increases in farm inputs and costs of production, political and economic conditions, labor actions, government actions, and trade barriers. Increases in the market price for milk or over-order premiums charged by producers may also impact our ability to enter into purchase commitments at a fixed price. There can be no assurance that our purchasing practices will mitigate future price risk. As a result, increases in the cost of milk could have an adverse impact on our profitability.

In addition, the dairy industry continues to experience periodic imbalances between supply and demand for organic milk. Industry regulation and the costs of organic farming compared to costs of conventional farming can impact the supply of organic milk in the market. Oversupply levels of organic milk can increase competitive pressure on our products and pricing, while supply shortages can cause higher input costs and reduce our ability to deliver product to our customers. Cost increases in raw materials and other inputs could cause our profits to decrease significantly compared to prior periods, as we may be unable to increase our prices to offset the increased cost of these raw materials and other inputs. If we are unable to obtain raw materials and other inputs for our products or offset any increased costs for such raw materials and inputs, our business could be negatively affected.

Reduced availability of raw materials and other inputs, as well as increased costs for them, could adversely affect us.

Our business depends heavily on raw materials and other inputs in addition to conventional and organic raw milk, such as sweeteners, diesel fuel, packaging material, resin, and other commodities. Our raw materials are generally sourced from third-party suppliers, and we are not assured of continued supply, pricing, or exclusive access to raw materials from any of these suppliers. In 2023, costs to us increased primarily due to inflationary price increases of other ingredients, packaging materials, and freight. However, for market conditions or competitive reasons, our pricing actions may also lag input cost changes, or we may not be able to pass along the full effect of increases in raw materials and other input costs as we incur them.

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

General economic or geopolitical conditions, including inflationary conditions, Russia’s invasion of Ukraine, the Israel Gaza conflict, and the impact of pandemics such as COVID-19, may disrupt our business, including, among other things, consumption patterns, supply chain, and production processes, each of which could materially and adversely affect our business, financial condition and results of operations.

The United States and other key international economies have experienced significant economic and market downturns in the past, and are likely to experience additional cyclical downturns from time to time in which economic activity is impacted by falling demand for a variety of goods and services, restricted credit, poor liquidity, reduced corporate profitability, volatility in credit, equity and foreign exchange markets, inflation, bankruptcies and overall uncertainty with respect to the economy. These economic conditions can arise suddenly and the full impact of such conditions can be difficult to predict, such as the future expectations in this inflationary environment. In addition, geopolitical and domestic political developments, such as existing and potential trade wars and other events beyond our control, such as Russia’s invasion of Ukraine, can increase levels of political and economic unpredictability globally and increase the volatility of global financial markets. The actual or perceived effects of a disease outbreak, epidemic, pandemic or similar widespread public health concern, such as COVID-19, could also materially and adversely affect the Company’s business, financial condition and results of operations.

Adverse and uncertain economic conditions, such as those caused by inflation or the COVID-19 pandemic, may impact distributor, retailer and consumer demand for our products. In addition, our ability to manage normal commercial relationships with our suppliers, distributors, retailers, consumers and creditors may suffer. Consumers may shift purchases to lower-priced or other perceived value offerings during economic downturns. Distributors and retailers may become more conservative in response to these conditions and seek to reduce their inventories. Our results of operations depend upon, among other things, our ability to maintain and increase sales volume with existing distributors and retailer customers, our ability to attract new consumers, the financial condition of our consumers, and our ability to provide products that appeal to consumers at attractive prices. Prolonged unfavorable economic conditions may have an adverse effect on the Company’s sales, which could materially and adversely affect its business, financial condition and results of operations.

ITEM 1B.   UNRESOLVED STAFF COMMENTS

None.

ITEM 1C.   CYBERSECURITY

Risk Management and Strategy

Our cybersecurity program is designed to assess, identify, and manage material risks from cybersecurity threats, and protect and preserve the confidentiality, integrity, and continued availability of all information owned by, or in the care of, the Company. Cybersecurity risks are incorporated into the Company’s broader risk management process to evaluate and address cybersecurity risks in alignment with our business objectives and operational needs. As part of the cybersecurity program, we utilize a combination of internal technology and a third-party managed security service provider and their platform to monitor, evaluate and respond to cyber activity. We monitor and assess the information gathered by our security tools and services to identify gaps, exposures, or weaknesses in our overall security approach, and make the necessary changes to address such findings.

Impact of Cybersecurity Risks and Threats

We are not aware of having experienced any risks from cybersecurity threats or incidents through the date of this Report that have materially affected the Company, its business strategy, results of operation or financial condition or are reasonably likely to have such an effect over the long term. This does not guarantee that future incidents or threats will not have a material impact or that we are not currently the subject of an undetected incident or threat that may have such an impact.

Additional information on cybersecurity risks we face is discussed in Part I, Item A – Risk Factors, which should be read in conjunction with the foregoing information.

Governance

Board of Directors

Our Board of Directors oversees our risk management process, and cybersecurity risks are monitored as a part of the broader program. Our Board has delegated the primary responsibility to oversee risks from cybersecurity threats to the Audit and Corporate Governance Committee. The Chief Financial Officer presents updates to the Audit and Corporate Governance Committee and the full Board of Directors, on, among other things, the Company’s cyber risks and threats, the status of projects to strengthen the Company’s information security systems, and the emerging threat landscape.

Management

Our Chief Financial Officer is responsible for management oversight of our information security program and controls, which includes cybersecurity risk management. Our Director of IT (“Director”) is responsible for the development, operation, and maintenance of our information security program and controls. The Director has over 18 years of experience in the information technology field, and cybersecurity knowledge and skills gained through relevant experiences. The Director and Chief Financial Officer regularly review potential risks and measures implemented by the Company to identify and mitigate cyber security risks.

ITEM 2.      PROPERTIES

We operate the following facilities:

Location	Owned / Leased	Principal Use
Morton Grove, Illinois	Owned	Production facility, principal executive offices
Waukesha, Wisconsin	Owned	Production facility, warehousing and distribution, administrative offices
Niles, Illinois	Owned	Warehousing and distribution, administrative offices
Philadelphia, Pennsylvania	Owned	Production facility, warehousing and distribution, administrative offices

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

PART II

ITEM 5.     MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock is listed on the Nasdaq Global Market under the symbol “LWAY.” Trading commenced on March 29, 1988. As of March 7, 2024, there were approximately 53 shareholders of record of our common stock.

Dividend Policy

Lifeway does not routinely declare and pay dividends. From time to time however our Board of Directors may declare and pay dividends depending on our operating cash flow, financial condition, capital requirements and such other factors as the Board of Directors may deem relevant.

There were no dividends declared or paid in fiscal 2023 or 2022.

Purchases of Equity Securities by the Issuer

Period	Total number of shares purchased		Average price paid per share	Total number of shares purchased as part of a publicly announced program	Approximate Dollar Value of Shares that may yet be Purchased Under the Plans or Programs ($ in thousands)

11/1/2022 to 11/30/2022	850,340	(a)	$4.70	–	$–
Fiscal Year 2022	850,340		$4.70	–	$–

1/1/2023 to 12/31/2023	–		$–	–	$–
Fiscal Year 2023	–		$–	–	$–

(a)	On November 7, 2022, the Company entered into a Stock Purchase Agreement with Ludmila Smolyansky (“Ms. Smolyansky”), to purchase 850,340 shares of Lifeway common stock from Ms. Smolyansky in a privately negotiated share repurchase (the “Share Repurchase”). The Share Repurchase closed on November 30, 2022.

ITEM 6.      [RESERVED]

ITEM 7.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the financial condition and results of operations as of and for the years ended December 31, 2023 and 2022 should be read in conjunction with the audited consolidated financial statements and the notes to those statements that are included elsewhere in this Annual Report on Form 10-K. In addition to historical information, the following discussion contains certain forward-looking statements within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. These statements relate to our future plans, objectives, expectations and intentions. These statements may be identified by the use of words such as “may,” “could,” “believe,” “future,” “depend,” “expect,” “will,” “result,” “can,” “remain,” “assurance,” “subject to,” “require,” “limit,” “impose,” “guarantee,” “restrict,” “continue,” “become,” “predict,” “likely,” “opportunities,” “effect,” “change,” and “estimate,” and similar terms or terminology, or the negative of such terms or other comparable terminology. Although we believe the expectations expressed in these forward-looking statements are based on reasonable assumptions within the bounds of our knowledge of our business, our actual results could differ materially from those discussed in these statements. Factors that could contribute to such differences include, but are not limited to, those discussed in the “Risk Factors” section in Part I, Item 1A. We undertake no obligation to update publicly any forward-looking statements for any reason even if new information becomes available or other events occur in the future.

Recent Developments

Current Macroeconomic Environment and Inflation Impact

During 2022, we experienced inflationary and cost pressures due to volatility and disruption in the global economy which have increased our production and distribution costs. During 2023, we experienced some moderation of inflationary pressures and have experienced pricing declines in certain of our input costs, such as conventional milk. In response to these persistent inflationary and cost pressures, we instituted price increases in 2022 on many of our products. These inflation-justified price increases mitigated a portion of our increased costs.

We have not experienced significant supply chain disruptions or labor supply shortages and have continued to satisfy customer and consumer demand for our products. Management continues to proactively manage the supply chain of materials used to produce and transport our products to customers. This proactive planning has allowed the Company to avoid disruption to its manufacturing facilities, transportation, and sales, and to meet the increased demand. The Company has maintained production at all locations and does not anticipate manufacturing or staffing disruptions in the near term.

Results of Operations

Comparison of Year Ended December 31, 2023 to Year Ended December 31, 2022 (in 000’s)

The following table presents certain information concerning our financial results, including information presented as a percentage of consolidated net sales:

	Year Ended December 31,
	2023			2022
	$	%		$	%

Net sales	160,123	100.0%		141,568	100.0%

Cost of goods sold	115,060	71.9%		112,350	79.4%
Depreciation expense	2,622	1.6%		2,432	1.7%
Total cost of goods sold	117,682	73.5%		114,782	81.1%

Gross profit	42,441	26.5%		26,786	18.9%

Selling expenses	11,776	7.4%		11,304	8.0%
General & administrative expenses	13,130	8.2%		12,593	8.9%
Amortization expense	540	0.3%		540	0.4%
Total operating expenses	25,446	15.9%		24,437	17.2%

Income from operations	16,995	10.6%		2,349	1.7%

Other income (expense):
Interest expense	(384)	(0.2%	)	(267)	(0.2%	)
Gain (loss) on sale of property and equipment	34	0.0%		(241)	(0.2%	)
Other income (expense)	4	0.0%		–	0.0%
Total other income (expense)	(346)	(0.2%	)	(508)	(0.4%	)

Income before provision for income taxes	16,649	10.4%		1,841	1.3%

Provision for income taxes	5,282	3.3%		917	0.6%

Net income	11,367	7.1%		924	0.7%

Net Sales

Net sales were $160,123 for the year ended December 31, 2023, an increase of $18,555 or 13.1% versus prior year. The net sales increase was primarily driven by higher volumes of our branded drinkable kefir, and to a lesser extent the impact of price increases implemented during the fourth quarter of 2022.

Gross Profit

Gross profit as a percentage of net sales increased to 26.5% during the year ended December 31, 2023 from 18.9% during the same period in 2022. The increase versus the prior year was primarily due to the higher volumes of our branded products and the favorable impact of milk pricing, and to a lesser extent the price increases implemented during the fourth quarter of 2022 and decreased transportation costs.

Selling Expenses

Selling expenses increased by $472 to $11,776 during the year ended December 31, 2023 from $11,304 during the same period in 2022. The increase is primarily due to increased compensation expense, partially offset by the reduction in royalty expense resulting from the termination of the endorsement agreement in September 2022.

General and Administrative Expenses

General and administrative expenses increased $537 to $13,130 during the year ended December 31, 2023 from $12,593 during the same period in 2022. The increase is primarily a result of increased incentive compensation expense, partially offset by the termination of the endorsement agreement in September 2022 and reduced professional fees.

Provision for Income Taxes

The provision for income taxes includes federal, state and local income taxes. The provision for income taxes was $5,282 and $917 during the year ended December 31, 2023 and 2022, respectively.

The effective income tax rate was 31.7% in 2023 compared to 49.1% in 2022. The statutory Federal and state tax rates remained consistent from 2022 to 2023. The Company consistently reflects non-deductible items such as non-deductible officer compensation expense, non-deductible compensation expense related to equity incentive awards and separate state tax rates from year to year. Although similar items were reflected in 2023, the percentage effect is different due to the difference in pre-tax income in 2023 compared to 2022.

The Company’s effective tax rate may change from period to period based on recurring and non-recurring factors including the relative mix of pre-tax earnings (or losses), the underlying income tax rates applicable to various state and local taxing jurisdictions, enacted tax legislation, the impact of non-deductible items, changes in valuation allowances, settlement of tax audits, and the expiration of the statute of limitations in relation to unrecognized tax benefits. The Company records discrete income tax items such as enacted tax rate changes in the period in which they occur.

Section 162(m) of the Internal Revenue Code (the “Code”) limits the deductibility of compensation paid to certain of our executives to the extent their total compensation exceeds $1 million in any taxable year.

Income taxes are discussed in Note 10 in the Notes to the Consolidated Financial Statements.

Liquidity and Capital Resources

Management assesses the Company’s liquidity in terms of its ability to generate cash to fund its operating, investing, and financing activities. The Company remains in a strong financial position, and while it has been impacted by the macroeconomic challenges with commodity inflation and other input cost increases, the Company believes that its cash flow from operations, revolving credit and term loan facility, and cash and cash equivalents will continue to provide sufficient liquidity for its working capital needs, capital resource requirements, and growth initiatives and to ensure the continuation of the Company as a going concern.

If additional borrowings are needed, $5,000 was available under the Revolving Credit Facility as of December 31, 2023 (see Note 7, Debt). We are in compliance with the terms of the Credit Agreement and expect to meet foreseeable financial requirements. The success of our business and financing strategies will continue to provide us with the financial flexibility to take advantage of various opportunities as they arise. To date, we have been successful in generating cash and obtaining financing as needed. However, if a serious economic or credit market crisis ensues, it could have a negative effect on our liquidity, results of operations and financial condition.

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

Cash Flow

The following table is derived from our Consolidated Statement of Cash Flows:

	Year Ended December 31,
	2023	2022
Net Cash Flows Provided By (Used In):
Operating activities	$16,941	$3,987
Investing activities	$(4,410)	$(4,029)
Financing activities	$(3,777)	$(4,747)

Operating Activities

Net cash provided by operating activities was $16,941 in 2023 compared to $3,987 in 2022. The increase was primarily due to higher cash earnings driven by increased product volumes and declines in certain input costs, and the change in working capital.

Investing Activities

Net cash used in investing activities was $4,410 in 2023 compared to $4,029 in 2022. The increase in cash used reflects our planned capital spending increase during 2023 compared to 2022. Our capital spending is focused in three core areas: growth, cost reduction, and facility improvements. Growth capital spending supports new product innovation and enhancements. Cost reduction and facility improvements support manufacturing efficiency, safety, and productivity.

Financing Activities

Net cash used in financing activities was $3,777 in 2023 compared to $4,747 in 2022. The Company paid the outstanding line of credit balance of $2,777 in full on October 6, 2023. There were no amounts outstanding under the line of credit after October 6, 2023, through December 31, 2023.

On November 7, 2022, the Company entered into a Stock Purchase Agreement with Ludmila Smolyansky (“Ms. Smolyansky”), to purchase 850,340 shares of Lifeway common stock from Ms. Smolyansky, Board of Director member. The shares were repurchased during the fourth quarter of 2022.

Pursuant to the Stock Purchase Agreement, (i) Ms. Smolyansky sold the shares at a purchase price of $4.70 per share, which represents a twenty percent (20.0%) discount to the average closing price of the common stock on Nasdaq over the five (5) trading day period ended on the trading day immediately preceding the date of the Stock Purchase Agreement and (ii) Ms. Smolyansky used a portion of the proceeds to satisfy in full certain obligations of Ms. Smolyansky, which are secured by previously disclosed pledges of common stock, causing all such pledges to be released. The purchased shares are held in treasury by the Company.

Debt Obligations

The Company is party to an Amended and Restated Loan and Security Agreement (as amended and modified from time to time, the “Credit Agreement”) with its existing lender and certain of its subsidiaries. The Credit Agreement provides for, among other things, a $5 million term loan to be repaid in quarterly installments of principal and interest over a term of five years, a revolving line of credit up to a maximum of $5 million (the “Revolving Credit Facility”) and an incremental facility not to exceed $5 million. The termination date of the term loan is August 18, 2026, unless earlier terminated. The termination date of the revolving credit facility is June 30, 2025, unless earlier terminated.

As of December 31, 2023, the Company had $0 outstanding under the Revolving Credit Facility and $2,733 outstanding under the note payable, net of $17 of unamortized deferred financing fees. The Company had $5,000 available for future borrowings under the Revolving Credit Facility as of December 31, 2023.

All outstanding amounts under the loans bear interest at the Secured Overnight Financing Rate (“SOFR”), plus 2.07%. The Company’s interest rate on debt outstanding under the note payable as of December 31, 2023 was 6.29%. Interest is payable monthly in arrears. Lifeway is also required to pay a quarterly unused line fee of 0.20% on the Revolving Credit Facility, and in conjunction with the issuance of any letters of credit, a letter of credit fee of 0.20%.

The Company is in compliance with all applicable financial debt covenants as of December 31, 2023. See Note 7 to our Consolidated Financial Statements for additional information regarding our indebtedness and related agreements.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet financing arrangements as defined in Item 303(a)(4) of Regulation S-K.

Critical Accounting Estimates

Critical accounting estimates are defined as those most important to the portrayal of a company’s financial condition and results, and require the most difficult, subjective, or complex judgments. In many cases, the accounting treatment of a particular transaction is specifically dictated by U.S. GAAP with no need for the application of our judgement. In certain circumstances, the preparation of our Consolidated Financial Statements in conformity with U.S. GAAP requires us to use our judgment to make certain estimates and assumptions. These estimates affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the Consolidated Financial Statements and the reported amounts of net sales and expenses during the reporting period. We believe in the quality and reasonableness of our critical accounting estimates; however, materially different amounts might be reported under different conditions or using assumptions, estimates or making judgments different from those that we have applied. Management has discussed the development and selection of these critical accounting policies, as well as our significant accounting policies (see Note 2 to the Consolidated Financial Statements), with the Audit and Corporate Governance Committee of our Board of Directors. We have identified the policies described below as our critical accounting policies that require us to make subjective or complex judgments.

Goodwill impairment

Goodwill totaled $11,704 as of December 31, 2023. Goodwill represents the excess purchase price over the fair value of the net tangible and other identifiable intangible assets acquired. Goodwill is not amortized.

The Company has one reporting unit within its single reportable segment. We review and evaluate our goodwill for potential impairment at a minimum annually, as of December 31, or more frequently if circumstances indicate that impairment is possible. We completed our annual goodwill impairment analysis as of December 31, 2023. Our assessment did not result in an impairment.

In testing goodwill for impairment, the Company has the option to perform a qualitative test (also known as “Step 0”) or a quantitative test (“Step 1”). Under the Step 0 test, the Company first assesses qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying value. Qualitative factors may include, but are not limited to, economic conditions, industry and market considerations, cost factors, overall financial performance of the reporting unit and other entity and reporting unit specific events. If after assessing these qualitative factors, the Company determines it is “more-likely-than-not” that the fair value of the reporting unit is less than the carrying value, then performing the Step 1 quantitative test is necessary.

Step 1 of the quantitative test requires comparison of the fair value of the Company’s one reporting unit to the carrying value. If the carrying value of the reporting unit is less than the fair value, no impairment exists. Otherwise, the Company would recognize an impairment charge for the amount by which the carrying amount of the reporting unit exceeds its fair value up to the amount of goodwill allocated to the reporting unit.

Under a Step 1 quantitative test, we estimate the fair value of our one reporting unit using a combination of the fair values derived from both the income approach and the market approach. Under the income approach, the Company uses a discounted cash flow methodology which requires management to make significant estimates and assumptions related to forecasted revenues, gross profit margins, operating income margins, working capital cash flow, perpetual growth rates, and long-term discount rates, among others. The discount rate used to determine the present value of future cash flows is based on the weighted-average cost of capital adjusted for the relevant risk associated with business-specific characteristics and the uncertainty related to the business’s ability to execute on the projected cash flows. For the market approach, the Company uses the guideline public company method. The market approach estimates fair value based on market multiples of revenue and earnings derived from comparable publicly traded companies with similar operating and investment characteristics. The Company also reconciles the fair value of its reporting unit to its current market capitalization, allowing for a reasonable control premium.

Sales discounts & allowance

We offer various trade promotions and sales incentive programs to customers and consumers. From time to time, we grant certain sales discounts to customers which are classified as a reduction in sales. The measurement and recognition of discounts and allowances involve the use of judgment and our estimates are made based on historical experience and specific customer program accruals. Differences between estimated and actual discount and allowance costs are normally not material and are recognized in earnings in the period such differences are determined. The process for analyzing trade promotion programs could impact our results of operations and trade spending accruals depending on how actual results of the programs compare to original estimates. As of December 31, 2023, we had $1,270 of accrued discounts and allowances.

Share-based compensation

Certain employees and non-employee directors receive various forms of share-based payment awards, and we recognize compensation expense for these awards based on their grant date fair values. The grant date fair value of Restricted Stock Units (“RSUs”) and Performance Share Unit (“PSUs”) awards is equal to the Company’s closing stock price on the grant date. The Company granted RSU and PSU awards during 2023 to employees. The PSU awards are contingent upon the achievement of strategic milestones during a three-year measurement period. The expense recognition of PSU awards therefore requires management to make judgements and estimates at the end of each reporting period as to the cumulative three-year milestone achievements. Changes in managements estimate of the three-year cumulative milestone achievements are recognized as change in management estimate in a subsequent period. We do not estimate forfeitures in measuring the grant date fair value of RSUs and PSUs, but rather account for forfeitures as they occur. Forfeitures have historically been immaterial. See Note 11 to our consolidated financial statements for further detail.

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

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Lifeway Foods, Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Lifeway Foods, Inc. (an Illinois corporation) and subsidiaries (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

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

Critical audit matters

The critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

GRANT THORNTON LLP

We have served as the Company’s auditor since 2022.

Chicago, Illinois

March 20, 2024

LIFEWAY FOODS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

December 31, 2023 and 2022

(In thousands)

	December 31,
	2023	2022
Current assets
Cash and cash equivalents	$13,198	$4,444
Accounts receivable, net of allowance for credit losses and discounts & allowances of $1,270 and $1,820 at December 31, 2023 and 2022, respectively	13,875	11,414
Inventories, net	9,104	9,631
Prepaid expenses and other current assets	2,019	1,445
Refundable income taxes	–	44
Total current assets	38,196	26,978

Property, plant and equipment, net	22,764	20,905
Operating lease right-of use asset	192	174
Goodwill	11,704	11,704
Intangible assets, net	6,898	7,438
Other assets	1,900	1,800
Total assets	$81,654	$68,999

Current liabilities
Current portion of note payable	$1,250	$1,250
Accounts payable	9,976	7,979
Accrued expenses	4,916	3,813
Accrued income taxes	474	–
Total current liabilities	16,616	13,042

Line of credit	–	2,777
Note payable	1,483	2,477
Operating lease liabilities	118	104
Deferred income taxes, net	3,001	3,029
Total liabilities	21,218	21,429

Commitments and contingencies (Note 9)	–	–

Stockholders’ equity
Preferred stock, no par value; 2,500 shares authorized; none issued	–	–
Common stock, no par value; 40,000 shares authorized; 17,274 shares issued; 14,691 and 14,645 shares outstanding at 2023 and 2022	6,509	6,509
Paid-in capital	4,825	3,624
Treasury stock, at cost	(16,695)	(16,993)
Retained earnings	65,797	54,430
Total stockholders’ equity	60,436	47,570

Total liabilities and stockholders’ equity	$81,654	$68,999

See accompanying notes to consolidated financial statements

LIFEWAY FOODS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

For the Years Ended December 31, 2023 and 2022

(In thousands, except per share data)

	2023	2022

Net sales	$160,123	$141,568

Cost of goods sold	115,060	112,350
Depreciation expense	2,622	2,432
Total cost of goods sold	117,682	114,782

Gross profit	42,441	26,786

Selling expenses	11,776	11,304
General and administrative	13,130	12,593
Amortization expense	540	540
Total operating expenses	25,446	24,437

Income from operations	16,995	2,349

Other income (expense):
Interest expense	(384)	(267)
Gain (loss) on sale of property and equipment	34	(241)
Other income (expense)	4	–
Total other income (expense)	(346)	(508)

Income before provision for income taxes	16,649	1,841

Provision for income taxes	5,282	917

Net income	$11,367	$924

Net earnings per common share:
Basic	$0.77	$0.06
Diluted	$0.75	$0.06

Weighted average common shares outstanding:
Basic	14,667	15,396
Diluted	15,103	15,718

See accompanying notes to consolidated financial statements

LIFEWAY FOODS, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

For the Years Ended December 31, 2023 and 2022

(In thousands)

	Common Stock
	Issued		In treasury		Paid-In	Retained	Total
	Shares	$	Shares	$	Capital	Earnings	Equity

Balance, January 1, 2022	17,274	$6,509	(1,839)	$(13,436)	$2,552	$53,506	$49,131

Treasury stock purchased	–	–	(850)	(3,997)	–	–	(3,997)

Issuance of common stock in connection with stock-based compensation	–	–	60	440	(558)	–	(118)

Stock-based compensation	–	–	–	–	1,630	–	1,630

Net income	–	–	–	–	–	924	924

Balance, December 31, 2022	17,274	$6,509	(2,629)	$(16,993)	$3,624	$54,430	$47,570

Issuance of common stock in connection with stock-based compensation	–	–	46	298	(364)	–	(66)

Stock-based compensation	–	–	–	–	1,565	–	1,565

Net Income	–	–	–	–	–	11,367	11,367

Balance, December 31, 2023	17,274	$6,509	(2,583)	$(16,695)	$4,825	$65,797	$60,436

See accompanying notes to consolidated financial statements

LIFEWAY FOODS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2023 and 2022

(In thousands)

	2023	2022

Cash flows from operating activities:
Net income	$11,367	$924
Adjustments to reconcile net income to operating cash flow:
Depreciation and amortization	3,162	2,972
Non-cash interest expense	6	6
Bad debt expense	2	–
Deferred revenue	–	(28)
Stock-based compensation	1,497	1,109
Deferred income taxes	(28)	(172)
(Gain) loss on sale of property and equipment	(34)	241
(Increase) decrease in operating assets:
Accounts receivable	(2,463)	(1,483)
Inventories	527	(1,345)
Prepaid expenses and other current assets	(574)	(191)
Refundable income taxes	44	300
Increase (decrease) in operating liabilities:
Accounts payable	1,859	1,945
Accrued expenses	1,102	434
Accrued income taxes	474	(725)
Net cash provided by operating activities	16,941	3,987

Cash flows from investing activities:
Purchases of property and equipment	(4,351)	(3,449)
Proceeds from sale of equipment	41	–
Acquisition, net of cash acquired	–	(580)
Purchase of investments	(100)	–
Net cash used in investing activities	(4,410)	(4,029)

Cash flows from financing activities:
Repayment of line of credit	(2,777)	–
Repayment of note payable	(1,000)	(750)
Purchase of treasury stock	–	(3,997)
Net cash used in financing activities	(3,777)	(4,747)

Net increase (decrease) in cash and cash equivalents	8,754	(4,789)
Cash and cash equivalents at the beginning of the period	4,444	9,233
Cash and cash equivalents at the end of the period	$13,198	$4,444

Supplemental cash flow information:
Cash paid for income taxes, net of (refunds)	$4,792	$1,121
Cash paid for interest	$415	$247
Non-cash investing activities
Accrued purchase of property and equipment	$137	$424
Right-of-use assets obtained in exchange for lease obligations	$94	$83

See accompanying notes to consolidated financial statements

LIFEWAY FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2023 and 2022

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

Revenue Recognition

Lifeway sells food and beverage products across select product categories to customers predominantly within the United States (see Note 13 – Disaggregation of Revenue, Significant Customers, and Geographic Information). The Company also sells bulk cream, a byproduct of its fluid milk manufacturing process. In accordance with ASC 606, Revenue from Contracts with Customers, Lifeway recognizes revenue when control over the products transfers to its customers, which generally occurs upon delivery to its customers or their common carriers. The amount of revenue recognized reflects the consideration to which the Company expects to be entitled to receive in exchange for these goods or services, using the five-step method required by ASC 606.

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

Accounts Receivable

Lifeway provides credit terms to customers in-line with industry standards and maintains allowances for potential credit losses based on historical collection experiences and the current economic condition of specific customers. All account receivables have an original term of less than one year. Customer balances are written off after all collection efforts are exhausted. Estimated product returns, which have not been material, are deducted from sales at the time of revenue recognition. The Company does not charge interest on past due accounts receivable.

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

Goodwill

Goodwill represents the excess purchase price over the fair value of the net tangible and other identifiable intangible assets acquired. Goodwill is not amortized, but it is subject to an annual assessment for impairment, which the Company performs on its one reporting unit during the fourth quarter (as of December 31), or more frequently if events occur or circumstances change such that it is more likely than not that an impairment may exist.

In testing goodwill for impairment, the Company has the option to perform a qualitative test (also known as “Step 0”) or a quantitative test (“Step 1”). Under the Step 0 test, the Company first assesses qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying value. Qualitative factors may include, but are not limited to, economic conditions, industry and market considerations, cost factors, overall financial performance of the reporting unit and other entity and reporting unit specific events. If after assessing these qualitative factors, the Company determines it is “more-likely-than-not” that the fair value of the reporting unit is less than the carrying value, then performing the Step 1 quantitative test is necessary.

Step 1 of the quantitative test requires comparison of the fair value of the Company’s one reporting unit to the carrying value. If the carrying value of the reporting unit is less than the fair value, no impairment exists. Otherwise, the Company would recognize an impairment charge for the amount by which the carrying amount of the reporting unit exceeds its fair value up to the amount of goodwill allocated to the reporting unit.

Under a Step 1 quantitative test, we estimate the fair value of our one reporting unit using a combination of the fair values derived from both the income approach and the market approach. Under the income approach, the Company uses a discounted cash flow methodology which requires management to make significant estimates and assumptions related to forecasted revenues, gross profit margins, operating income margins, working capital cash flow, perpetual growth rates, and long-term discount rates, among others. The discount rate used to determine the present value of future cash flows is based on the weighted-average cost of capital adjusted for the relevant risk associated with business-specific characteristics and the uncertainty related to the business’s ability to execute on the projected cash flows. For the market approach, the Company uses the guideline public company method. The market approach estimates fair value based on market multiples of revenue and earnings derived from comparable publicly traded companies with similar operating and investment characteristics. The Company also reconciles the fair value of its reporting unit to its current market capitalization, allowing for a reasonable control premium.

Intangible Assets

Intangible assets acquired in a business combination are recorded at their estimated fair values at the date of acquisition. Identifiable intangible assets with finite lives are amortized over their estimated useful lives as follows:

Asset	Useful Life
Recipes	4 years
Brand names	15 years
Formula	10 years
Customer lists	5-10 years
Customer relationships	15 years

All amortization expense related to intangible assets is recorded in Amortization expense in the consolidated statements of operations.

Amortizable intangible assets are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Lifeway conducts more frequent impairment assessments if certain conditions exist, such as a change in the competitive landscape, any internal decisions to pursue new or different strategies, a loss of a significant customer, or a significant change in the marketplace including changes in the prices paid for its products or changes in the size of the market for its products. If an evaluation of the undiscounted cash flows indicates impairment, the asset is written down to its estimated fair value, which is generally based on discounted future cash flows. If the estimated remaining useful life of an intangible asset is changed, the remaining carrying amount of the intangible asset is amortized prospectively over the revised remaining useful life.

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

The Company records its investments in equity securities without a readily determinable fair value at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. As of December 31, 2023, and 2022, the Company has one equity investment without a readily determinable fair value which is recorded at $1,800 in other assets on the consolidated balance sheet. The investment cost of $1,800 for this equity investment includes a cumulative unrealized gain of $1,731 resulting from an observable price change in 2019. There were no upward or downward observable price change adjustments to the equity investment cost during 2023 or 2022.

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

Share-based compensation

Share-based compensation expense is recognized for equity awards over the vesting period based on their grant date fair value. The fair value of restricted stock and performance share awards are equal to the closing price of Lifeway’s stock on the date of grant. The Company does not estimate forfeitures in measuring the grant date fair value, but rather account for forfeitures as they occur.

The fair value of stock options are measured using the Black-Scholes option pricing model. The expected term of options granted was based on the weighted average time of vesting and the end of the contractual term. The Company utilized this simplified method as it did not have sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected term.

The Company issues share-based equity awards from treasury shares.

Treasury stock

Treasury stock is recorded using the cost method.

Advertising costs

Advertising costs are expensed as incurred and reported in Selling expense in the Company’s consolidated statements of operations. Total advertising expense was $3,733 and $3,353 for the years ended December 31, 2023 and 2022, respectively.

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

Recent accounting pronouncements

Issued but not yet effective

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-07: Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The new guidance requires entities to report incremental information about significant segment expenses included in a segment’s profit or loss measure as well as the name and title of the chief operating decision maker. The guidance also requires interim disclosures related to reportable segment profit or loss and assets that had previously only been disclosed annually. The new standard is effective for our annual period ending December 31, 2024 and our interim periods during the fiscal year ending December 31, 2025. The guidance does not affect recognition or measurement in the Company’s consolidated financial statements.

In December 2023, the FASB issued ASU No. 2023-09: Income Taxes (Topic 740): Improvements to Income Tax Disclosures that requires entities to disclose additional information about federal, state, and foreign income taxes primarily related to the income tax rate reconciliation and income taxes paid. The new standard also eliminates certain existing disclosure requirements related to uncertain tax positions and unrecognized deferred tax liabilities. The guidance is effective for our fiscal year ending December 31, 2024. The guidance does not affect recognition or measurement in the Company’s consolidated financial statements.

Adopted

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

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, in November 2018 issued an amendment, ASU 2018-19, Codification Improvements to Topic 326, Financial Instruments – Credit Losses, and in November 2019 issued two amendments, ASU 2019-10, Financial Instruments – Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842): Effective Dates, and ASU 2019-11, Codification Improvements to Topic 326, Financial Instruments – Credit Losses. The series of new guidance amends the impairment model by requiring entities to use a forward-looking approach based on expected losses rather than incurred losses to estimate credit losses on certain types of financial instruments, including trade receivables. This may result in the earlier recognition of allowances for losses. The guidance should be applied on either a prospective transition or modified-retrospective approach depending on the subtopic. The guidance is effective for annual periods beginning after December 15, 2022, including interim periods within those fiscal years, with early adoption permitted. The Company adopted this standard during the first quarter of 2023. The adoption did not have a material impact on the Company’s financial statements.

Note 3 – Inventories, net

	December 31,
	2023	2022
Ingredients	$2,929	$2,859
Packaging	3,014	3,233
Finished goods	3,161	3,539
Total inventories, net	$9,104	$9,631

Note 4 – Property, Plant and Equipment, net

	December 31,
	2023	2022
Land	$1,565	$1,565
Buildings and improvements	21,661	19,341
Machinery and equipment	33,573	32,786
Vehicles	705	640
Office equipment	1,072	979
Construction in process	2,154	1,180
	60,730	56,491
Less accumulated depreciation	(37,966)	(35,586)
Total property, plant and equipment, net	$22,764	$20,905

Note 5 – Goodwill and Intangible Assets

Goodwill

Goodwill consisted of the following:

Total
Balance at December 31, 2022
Goodwill	$12,948
Accumulated impairment losses	(1,244)
$11,704

Balance at December 31, 2023
Goodwill	$12,948
Accumulated impairment losses	(1,244)
$11,704

The Company performed an annual Step 0 impairment assessment for its single reporting unit as of December 31, 2023, noting no impairment loss. The Company performed an annual Step 1 impairment assessment for its single reporting unit as of December 31, 2022, noting no impairment loss.

Approximately $1,664 of goodwill is deductible for income tax purposes.

Intangible Assets

The gross carrying amounts and accumulated amortization of intangible assets consisted of the following:

	December 31, 2023			December 31, 2022
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount

Recipes	$44	$(44)	$–	$44	$(44)	$–
Customer lists and other customer related intangibles	4,529	(4,529)	–	4,529	(4,529)	–
Customer relationship	3,385	(1,372)	2,013	3,385	(1,212)	2,173
Brand names	7,948	(3,063)	4,885	7,948	(2,683)	5,265
Formula	438	(438)	–	438	(438)	–
Total intangible assets, net	$16,344	$(9,446)	$6,898	$16,344	$(8,906)	$7,438

Estimated amortization expense on intangible assets for the next five years is as follows:

Year	Amortization
2024	$540
2025	$540
2026	$540
2027	$540
2028	$540

The weighted-average remaining amortization expense period for the customer relationship and brand name intangible assets is 12.6 and 12.9 years, respectively, as of December 31, 2023. The weighted-average remaining amortization expense period for total intangible assets is 12.8 years as of December 31, 2023.

Note 6 – Accrued Expenses

Accrued expenses consisted of the following:

	December 31,
	2023	2022
Payroll and incentive compensation	$3,853	$2,925
Real estate taxes	442	394
Accrued utilities	241	121
Current portion of operating lease liabilities	74	70
Other	306	303
Total accrued expenses	$4,916	$3,813

Note 7 – Debt

Note payable consisted of the following:

	December 31,
	2023	2022
Term loan due August 18, 2026. Interest (6.29% at December 31, 2023) payable monthly.	$2,750	$3,750
Unamortized deferred financing costs	(17)	(23)
Total note payable	2,733	3,727
Less current portion	(1,250)	(1,250)
Total long-term portion	$1,483	$2,477

The scheduled maturities of the term loan, excluding deferred financing costs, at December 31, 2023 are as follows:

2024	$1,250
2025	1,000
2026	500
Total term loan	$2,750

Credit Agreement

The Company is party to an Amended and Restated Loan and Security Agreement (as amended and modified from time to time, the “Credit Agreement”) with its existing lender and certain of its subsidiaries. The Credit Agreement provides for, among other things, a $5 million term loan to be repaid in quarterly installments of principal and interest over a term of five years, a revolving line of credit up to a maximum of $5 million (the “Revolving Credit Facility”) and an incremental facility not to exceed $5 million. The termination date of the term loan is August 18, 2026, unless earlier terminated. The termination date of the revolving credit facility is June 30, 2025, unless earlier terminated.

All outstanding amounts under the Credit Agreement bear interest at the Secured Overnight Financing Rate (“SOFR”), plus 2.07%, payable monthly in arrears. Lifeway is also required to pay a quarterly unused revolving line of credit fee of 0.20% and, in conjunction with the issuance of any letters of credit, a letter of credit fee of 0.20%.

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

Lifeway was in compliance with the fixed charge coverage ratio and minimum working capital covenants at December 31, 2023.

Revolving Credit Facility

As of December 31, 2023, the Company had $0 outstanding under the Revolving Credit Facility. The Company had $5,000 available for future borrowings under the Revolving Credit Facility as of December 31, 2023.

Deferred Financing Costs

As of December 31, 2023, net unamortized deferred financing costs of $17 related to the term loan were included as a direct deduction from outstanding long-term debt.

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

The Company does not record leases with an initial term of 12 months or less on the balance sheet. Expense for these short-term leases is recorded on a straight-line basis over the lease term. Total lease expense was $138 and $229 (including short term leases) for the years ended December 31, 2023 and 2022, respectively.

Future maturities of lease liabilities were as follows:

Year	Operating Leases
2024	$89
2025	55
2026	31
2027	21
2028	17
Thereafter	10
Total lease payments	223
Less: Interest	(31)
Present value of lease liabilities	$192

The weighted-average remaining lease term for its operating leases was 3.6 years as of December 31, 2023. The weighted average discount rate of its operating leases was 9.85% as of December 31, 2023. Cash paid for amounts included in the measurement of lease liabilities was $94 and $151 for the year ended December 31, 2023 and 2022, respectively.

Note 9 – Commitments and Contingencies

Litigation

Lifeway is involved in various legal proceedings, claims, disputes, regulatory matters, audits, and proceedings arising in the ordinary course of, or incidental, to the Company’s business, including commercial disputes, product liabilities, intellectual property matters and employment-related matters.

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

Note 10 – Income taxes

The provision for income taxes consists of the following:

	For the Years Ended December 31,
	2023	2022
Current:
Federal	$3,591	$645
State and local	1,719	444
Total current	5,310	1,089
Deferred	(28)	(172)
Provision for income taxes	$5,282	$917

The following is a reconciliation of income tax expense computed at the U.S. federal statutory tax rate to income tax expense reported in the consolidated statement of operations:

	2023		2022
	Amount	Percentage	Amount	Percentage
Federal income tax at statutory rate	$3,496	21.0%	$392	21.0%
State and local tax, net	1,126	6.8%	287	15.4%
Other permanent differences	17	0.1%	8	0.4%
Section 162m	435	2.6%	229	12.2%
Stock based compensation	203	1.2%	127	6.8%
Change in tax rates	5	0.0%	(83)	(4.4%	)
Other	–	–%	(43)	(2.3%	)
Provision for income taxes	$5,282	31.7%	$917	49.1%

The tax effects of temporary differences giving rise to deferred income tax assets and liabilities were:

	December 31,
	2023	2022
Deferred tax liabilities attributable to:
Accumulated depreciation and amortization	$(3,519)	$(3,394)
Unrealized gains	(469)	(472)
Total deferred tax liabilities	(3,988)	(3,866)
Deferred tax assets attributable to:
Net operating losses	6	6
Accrued compensation	403	287
Incentive compensation	301	194
Inventory	280	328
Allowances for doubtful accounts and discounts	3	5
Other	(6)	17
Total net deferred tax assets	987	837
Net deferred tax liabilities	$(3,001)	$(3,029)

The following table details the Company’s tax attributes related to net operating losses for which it has recorded deferred tax assets.

Tax Attributes	Gross Amount	Net Amount	Expiration Years
State net operating losses	$116	$6	2035
		$6

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2023	2022
Balance at January 1	$–	$396
Additions based on tax positions of prior years	–	–
Settlement for tax positions of prior years	–	(396)
Balance at December 31	$–	$–

Lifeway is subject to U.S. federal income tax as well as income tax in multiple state and city jurisdictions. With limited exceptions, Lifeway’s calendar year 2020 and subsequent federal and state tax years remain open by statute. As of December 31, 2023, the unrecognized tax benefit is $0.

The amount of interest and penalties recognized in the consolidated statements of operations was $0 during 2023 and 2022, respectively. The amount of accrued interest and penalties recognized in the consolidated balance sheets was $0 at December 31, 2023 and 2022, respectively.

Note 11 – Stock-based and Other Compensation

Omnibus Incentive Plan

In December 2015, Lifeway stockholders approved the 2015 Omnibus Incentive Plan, which authorized the issuance of an aggregate of 3.5 million shares to satisfy awards of stock options, stock appreciation rights, unrestricted stock, restricted stock, restricted stock units, performance shares and performance units to qualifying employees. Under the Plan, the Board or its Audit and Corporate Governance Committee approves stock awards to executive officers and certain senior executives, generally in the form of restricted stock or performance shares. The number of performance shares that participants may earn depends on the extent to which the corresponding performance goals have been achieved. Stock awards generally vest over a three-year performance or service period. At December 31, 2023, no shares remain available for award under the 2015 Omnibus Incentive Plan as it was terminated on August 31, 2022. However, any outstanding awards under the 2015 Omnibus Incentive Plan are unaffected by the termination of the 2015 Omnibus Incentive Plan or by the approval of the 2022 Omnibus Incentive Plan (the “2022 Plan”) as described below.

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

Awards granted under the 2022 Plan are generally subject to a minimum vesting period of at least one year. Awards may be subject to cliff-vesting or graded-vesting conditions, with graded vesting starting no earlier than one year after the grant date. The Plan Administrator may provide for shorter vesting periods in an award agreement for no more than five percent of the maximum number of shares authorized for issuance under the 2022 Plan. As of December 31, 2023, 2.77 million shares remain available to award under the 2022 Plan.

Stock Options

The following table summarizes stock option activity during the year ended December 31, 2023:

	Options	Weighted average exercise price	Weighted average remaining contractual life	Aggregate intrinsic value
	(In thousands)
Outstanding at December 31, 2022	41	$10.42	3.22	$–
Granted	–	–	–
Exercised	–	–	–
Forfeited	–	–	–
Outstanding at December 31, 2023	41	10.42	2.21	121
Exercisable at December 31, 2023	41	10.42	2.21	121

Restricted Stock Units

A Restricted Stock Unit (“RSU”) represents the right to receive one share of common stock in the future. RSUs have no exercise price. The following table summarizes RSU activity during the year ended December 31, 2023.

	Restricted Stock Units	Weighted Average Grant Date Fair Value
	(In thousands)
Nonvested, at December 31, 2022	164	$5.69
Granted	85	8.14
Shares issued upon vesting	(37)	4.57
Forfeited	(5)	6.25
Nonvested, at December 31, 2023	207	6.89
Earned and deferred, at December 31, 2023	66	5.75

For the years ended December 31, 2023 and 2022 total pre-tax stock-based compensation expense recognized in the consolidated statements of operations was $506 and $279, respectively. For the years ended December 31, 2023 and 2022 tax-related benefits of $142 and $78, respectively, were also recognized. Future compensation expense related to nonvested restricted stock units was $682 as of December 31, 2023 and will be recognized over a weighted-average period of 1.4 years.

Long-Term Incentive Plan Compensation

Lifeway has established long-term incentive-based compensation programs for certain senior executives and key employees pursuant to the terms of its incentive plans.

2020 CEO Incentive Award

During 2020, Lifeway awarded a long-term equity-based incentive of $750 to its Chief Executive Officer (the “2020 CEO Award”) based on Lifeway’s 2020 performance levels compared to the respective targets. The equity-based incentive compensation is payable in restricted stock that vests one-third in April 2022, one-third in April 2023, and one-third in April 2024. The issuance of vested equity awards is subject to approval under the Stock Purchase Agreement dated October 1, 1999. The RSU awards have a grant date fair value of $5.13 dollars per share. For the years ended December 31, 2023 and 2022, $105 and $229 was expensed as stock-based compensation expense in the consolidated statements of operations. As of December 31, 2023, the total remaining unearned compensation was $24, which will be recognized in 2024, subject to vesting.

2021 Equity Award

The 2021 long-term equity incentive plan compensation is based on Lifeway’s achievement of adjusted EBITDA performance versus the respective target established by the Board for 2021. Under the 2021 plan, collectively the participants earned equity-based incentive compensation of $1,069 based on Lifeway’s achievement of the respective financial target. The equity-based incentive compensation is payable in restricted stock that vests one-third in April 2022, one-third in April 2023, and one-third in April 2024. The RSU awards have a grant date fair value of $6.00 dollars per share. For the years ended December 31, 2023 and 2022, $194 and $449 was expensed as stock-based compensation expense in the consolidated statements of operations, respectively. As of December 31, 2023, the total remaining unearned compensation was $40, which will be recognized in 2024, subject to vesting.

2022 Equity Award

Under the 2022 long-term incentive plan, participants can earn a specified number of target level Performance Share Units (“PSUs”) contingent upon the achievement of strategic milestones during the three-year measurement period, which is fiscal year 2022 to 2024. The strategic milestones are 1) 3-year cumulative net revenue, and 2) 3-year cumulative adjusted EBITDA. The target number of PSU awards are weighted 50% on net revenue and 50% on adjusted EBITDA. Collectively, the participants can earn 125,066 PSUs at the target level. Participants may earn more or less than the target number of shares based on actual results, however the minimum and maximum number of shares that can be earned are bound by minimum and maximum thresholds of net revenue and adjusted EBITDA. The PSU awards will be earned and will vest, if at all, after the end of the three-year measurement period based on achievement of the milestones. The PSU awards do not vest during the three-year measurement period. The PSUs have a grant date fair value of $6.25 dollars per share. For the twelve months ended December 31, 2023, and 2022, $473 and $151 was expensed as stock-based compensation expense in the consolidated statements of operations, respectively.

The 2022 long-term incentive plan also granted restricted stock unit awards that contain only a service condition and vest on the passage of time in three equal installments on each of the first three anniversaries of the August 31, 2022 grant date. The stock-based compensation expense for these awards is included in the Restricted Stock Units section above.

2023 Equity Award

Under the 2023 long-term incentive plan, participants can earn a specified number of target level Performance Share Units (“PSUs”) contingent upon the achievement of strategic milestones during the three-year Measurement Period, which is fiscal year 2023 to 2025. The strategic milestones are 1) 3-year cumulative net revenue, and 2) 3-year cumulative adjusted EBITDA. The target number of PSU awards are weighted 50% on net revenue and 50% on adjusted EBITDA. Collectively, the participants can earn 115,622 PSUs at the target level. Participants may earn more or less than the target number of shares based on actual results, however the minimum and maximum number of shares that can be earned are bound by minimum and maximum thresholds of net revenue and adjusted EBITDA. The PSU awards will be earned and will vest, if at all, after the end of the three-year measurement period based on achievement of the milestones. The PSU awards do not vest during the three-year measurement period. The PSUs have a grant date fair value of $6.88 dollars per share. For the twelve months ended December 31, 2023 and 2022, $219 and $0 was expensed as stock-based compensation expense in the consolidated statements of operations, respectively.

The 2023 long-term incentive plan also granted restricted stock unit awards that contain only a service condition and vest on the passage of time in three equal installments on each of the first three anniversaries of the June 16, 2023 grant date. The stock-based compensation expense for these awards is included in the Restricted Stock Units section above.

Non-Employee Director Plan

On August 31, 2022, Lifeway stockholders approved the 2022 Non-Employee Director Equity and Deferred Compensation Plan (the “2022 Director Plan”), which authorizes the grant of restricted stock units (“RSUs”), which will vest on such schedule as the Company, in its sole discretion, shall determine. Each non-employee director of the Company is eligible to be a participant in the 2022 Director Plan until they no longer serve as a non-employee director. As of the date of each annual shareholder meeting, the Company may grant each director a number of RSUs for such year and set the vesting schedule for the RSUs granted. Whether and how many RSUs the Company will grant to directors in any year is subject to the sole discretion of the Company and shall in any event be subject to the 2022 Director Plan’s overall share limits. The maximum aggregate number of shares of common stock that may be issued under the 2022 Directors Plan is 500 thousand shares. As of December 31, 2023, 431 thousand shares remain available to award under the 2022 Director Plan. The aggregate fair market value of shares underlying RSU compensation that may be issued as RSU compensation to a director in any year shall not exceed $170. In addition to the grant of RSUs, the 2022 Director Plan also provides for the deferral by electing participants of all or part of their cash compensation (in 10% increments) into a deferred cash account, and they may defer all or part of their cash and/or RSU compensation (in 10% increments) into a deferred RSU account. Deferred benefits are paid in a lump sum upon the applicable director’s departure from the Board of Directors.

Retirement Benefits

Lifeway has a defined contribution plan which is available to substantially all full-time employees. Under the terms of the plan we match employee contributions under a prescribed formula. For the years ended December 31, 2023 and 2022 total contribution expense recognized in the consolidated statements of operations was $499 and $446, respectively.

Note 12 - Earnings Per Share

The following table summarizes the effects of the share-based compensation awards on the weighted average number of shares outstanding used in calculating diluted earnings per share:

	Year Ended
	December 31,
	2023	2022
	(In thousands)
Weighted average common shares outstanding	14,667	15,396
Assumed exercise/vesting of equity awards	436	322
Weighted average diluted common shares outstanding	15,103	15,718

Note 13 –Disaggregation of Revenue, Significant Customers and Geographic Information

Lifeway’s primary product is drinkable kefir. The Company manufactures (directly or through a co-manufacturer) and markets products under the Lifeway, Fresh Made, and GlenOaks Farms brand names, as well as under private labels on behalf of certain customers.

The Company’s product categories are:

•	Drinkable kefir, a cultured dairy product sold in a variety of organic and non-organic sizes, flavors, and types.
•	European-style soft cheeses, including farmer cheese, white cheese, and Sweet Kiss.
•	Cream and other, which primarily consists of cream, a byproduct of raw milk processing.
•	Drinkable yogurt, sold in a variety of sizes and flavors.
•	ProBugs, a line of kefir products designed for children.
•	Other dairy, which primarily consists of Fresh Made butter and sour cream.

Net sales of products by category were as follows for the years ended December 31:

	2023		2022
In thousands	$	%	$	%

Drinkable Kefir other than ProBugs	127,726	80%	110,247	78%
Cheese	13,781	9%	12,651	9%
Cream and other	7,382	4%	7,465	5%
Drinkable Yogurt	6,236	4%	6,105	4%
ProBugs Kefir	3,429	2%	3,403	3%
Other dairy	1,569	1%	1,697	1%
Net Sales	160,123	100%	141,568	100%

Significant Customers

Sales are predominately to companies in the retail food industry located within the United States. Two major customers accounted for approximately 24% and 22% of net sales for the years ended December 31, 2023 and 2022, respectively. Two major customers accounted for 25% and 28% of accounts receivable as of December 31, 2023 and 2022, respectively.

Geographic Information

Net sales outside the of the United States represented less than 1% of total consolidated net sales in 2023 and 2022, respectively. Net sales are determined based on the destination where the products are shipped by Lifeway.

All the Company’s long-lived assets are in the United States.

Note 14 – Share repurchases

Stock Purchase Agreement

On November 7, 2022, the Company entered into a Stock Purchase Agreement with Ludmila Smolyansky (“Ms. Smolyansky”), to purchase 850,340 shares of Lifeway common stock from Ms. Smolyansky. The shares were repurchased during the fourth quarter of 2022.

Pursuant to the Stock Purchase Agreement, (i) Ms. Smolyansky sold the shares at a purchase price of $4.70 per share, which represents a twenty percent (20.0%) discount to the average closing price of the common stock on Nasdaq over the five (5) trading day period ended on the trading day immediately preceding the date of the Stock Purchase Agreement and (ii) Ms. Smolyansky used a portion of the proceeds to satisfy in full certain obligations of Ms. Smolyansky, which are secured by previously disclosed pledges of common stock, causing all such pledges to be released. The purchased shares are held in treasury by the Company.

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

Note 15 – Related party transactions

Consulting Services

Lifeway obtained consulting services from Ludmila Smolyansky, a former member and former Chairperson of the Company’s Board of Directors. On January 4, 2022, the Company notified Ms. Smolyansky that it was terminating the consultancy agreement effective January 17, 2022. Service fees earned are included in general and administrative expenses in the accompanying consolidated statements of operations and were $0 and $22 during the years ended December 31, 2023 and 2022, respectively.

Endorsement Agreement

Lifeway was also a party to an endorsement agreement, dated as March 14, 2016, by and between the Company and Ludmila Smolyansky, a former member and former Chairperson of the Company’s Board of Directors (the “Endorsement Agreement”) under which it paid Ms. Smolyansky a royalty based on the sale of certain Lifeway products, not to exceed $50 in any fiscal month.

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

Royalties earned are included in selling expenses in the accompanying consolidated statements of operations and were $0 and $400 during the years ended December 31, 2023 and 2022, respectively.

Stock Purchase Agreement

See the November 2022 stock purchase agreement between Ms. Smolyansky and the Company in Note 14.

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

As of December 31, 2023 (the “Evaluation Date”), we conducted an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2023 in ensuring that information required to be disclosed by us under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified under the Exchange Act rules.

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

Management, including our Chief Executive Officer and our Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2023. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework (2013). Based on this assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2023.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.   OTHER INFORMATION

During the quarter ended December 31, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

3.	Exhibits.

No.	Description	Form	Period Ending	Exhibit	Filing Date

3.1	Articles of Incorporation, as amended and currently in effect	10-K	12/31/2013	3.2	4/2/2014

3.2	Second Amended and Restated Bylaws	10-K	12/31/2022	3.1	3/27/2023

10.1	Stockholders’ Agreement dated October 1, 1999 by and among Danone Foods, Inc., Lifeway Foods, Inc., Michael Smolyansky and certain other parties	8-K	10/1/1999	10.11	10/12/1999

10.2	Letter Agreement dated December 24, 1999	8-K	12/24/1999	10.12	1/12/2000

10.3+	Employment Agreement, dated September 12, 2002, between Lifeway Foods, Inc. and Julie Smolyansky	10-QSB/A No. 2	9/30/2002	10.14	4/30/2003

10.5	Termination Agreement dated as of August 30, 2022, between the Company and Ludmila Smolyansky	8-K	9/6/2022	10.2	9/13/2022

10.6	Amended and Restated Loan and Security Agreement dated as of May 7, 2018 among Lifeway Foods, Inc., Fresh Made, Inc., The Lifeway Kefir Shop, LLC, Lifeway Wisconsin, Inc., and CIBC Bank USA, as Lender.	8-K	5/7/2018	10.1	5/11/2018

10.7+	Employment Agreement by and between the Company and Amy Feldman, dated as of October 29, 2018	8-K	10/26/2018	10.1	11/1/2018

10.8+	Employment Agreement by and between the Company and Eric Hanson, dated as of January 18, 2019	8-K	1/1/2019	10.1	1/23/2019

10.9	First Modification to Amended and Restated Loan and Security Agreement dated as of April 10, 2019 among Lifeway Foods, Inc., Fresh Made, Inc., The Lifeway Kefir Shop, LLC, Lifeway Wisconsin, Inc., and CIBC Bank USA, as Lender.	10-K	12/31/2018	10.10	4/15/2019

No.	Description	Form	Period Ending	Exhibit	Filing Date

10.10	Second Modification to Amended and Restated Loan and Security Agreement, effective as of December 10, 2019 by and among Lifeway Foods, Inc., Fresh Made, Inc., The Lifeway Kefir Shop, LLC, Lifeway Wisconsin, Inc., and CIBC Bank USA, as Lender.	8-K	12/10/2019	10.1	12/10/2019

10.11	Third Modification to Amended and Restated Loan and Security Agreement dated as of September 30, 2020 among Lifeway Foods, Inc., Fresh Made, Inc., The Lifeway Kefir Shop, LLC, Lifeway Wisconsin, Inc., and CIBC Bank USA, as Lender.	10-Q	9/30/2020	10.1	10/6/2020

10.12	Fourth Modification to Amended and Restated Loan and Security Agreement, dated as of August 18, 2021, by and among Lifeway Foods, Inc., Fresh Made, Inc., The Lifeway Kefir Shop, LLC, Lifeway Wisconsin, Inc., and CIBC Bank USA, as Lender	8-K	8/18/2021	10.1	8/20/2021

10.14+	Lifeway Foods, Inc. Omnibus Incentive Plan	8-K	12/14/2015	10.2	12/18/2015

10.15+	Notice of Restricted Stock Unit Award	8-K	12/14/2015	10.3	12/18/2015

10.16+	Notice of Performance Unit Award	8-K	12/14/2015	10.4	12/18/2015

10.17+	Notice of Restricted Stock Award	8-K	12/14/2015	10.5	12/18/2015

10.18+	Notice of Non-Qualified Stock Option Award	8-K	12/14/2015	10.6	12/18/2015

10.19	Settlement Agreement dated as of July 27, 2022, between the Company and Edward Smolyansky and Ludmila Smolyansky	8-K	7/27/2022	10.1	7/29/2022

10.20	Amendment to Settlement Agreement dated as of July 27, 2022, between the Company and Edward Smolyansky and Ludmila Smolyansky	10-K	12/31/2022	10.20	3/27/2023

10.21+	Lifeway Foods, Inc. 2022 Omnibus Incentive Plan	8-K	8/31/2022	10.1	9/2/2022

10.22+	Form of Notice of Restricted Stock Award under the Lifeway Foods, Inc. 2022 Non-Employee Director Equity and Deferred Compensation Plan	10-Q	9/30/2022	10.6	11/14/2022

10.23+	Form of Notice of Restricted Stock Unit Award under the Lifeway Foods, Inc. 2022 Omnibus Incentive Plan	10-Q	9/30/2022	10.7	11/14/2022

10.24+	Form of Notice of Performance-Based Restricted Stock Unit Award under the 2022 Omnibus Incentive Plan	10-Q	9/30/2022	10.8	11/14/2022

No.	Description	Form	Period Ending	Exhibit	Filing Date

10.25+	Lifeway Foods, Inc. 2022 2022 Non-Employee Director Equity and Deferred Compensation Plan	8-K	8/31/2022	10.2	9/2/2022

10.26+	Form of Notice of Restricted Stock Unit Award under the Lifeway Foods, Inc. 2022 Non-Employee Director Equity and Deferred Compensation Plan	10-Q	9/30/2022	10.6	11/14/2022

10.27	Settlement Agreement dated as of September 1, 2022, between the Company and Edward Smolyansky	8-K	9/6/2022	10.1	9/13/2022

10.29	Restricted Stock Unit Award Agreement, dated as of April 27, 2022, by and between the Company and Jason Scher.	10-K	12/31/2022	10.29	03/27/2023

21	List of Subsidiaries of the Registrant

23.1	Consent of Grant Thornton LLP

31.1	Rule 13a-14(a)/15d-14(a) Certification of Julie Smolyansky

31.2	Rule 13a-14(a)/15d-14(a) Certification of Eric Hanson

32.1*	Section 1350 Certification of Julie Smolyansky

32.2*	Section 1350 Certification of Eric Hanson

99.1*	Press release dated March 20, 2024 reporting the Company’s financial results for year ended December 31, 2023.

101*	The following financial statements from the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, formatted in inline XBRL, include: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Stockholders’ Equity, (iv) Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements.

__________________

+	Indicates a management contract or compensatory plan or arrangement.
*	This exhibit is furnished and not deemed filed with the Securities and Exchange Commission, and is not incorporated by reference into any filing of Lifeway Foods, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of filing this Form 10-K and irrespective of any general incorporation language contained in such filing.

ITEM 16.    FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIFEWAY FOODS, INC.

Date: March 20, 2024	By:	/s/ Julie Smolyansky
Julie Smolyansky
Chief Executive Officer, President, and Director

Date: March 20, 2024	By:	/s/ Eric Hanson
Eric Hanson
Chief Financial & Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 20, 2024	/s/ Julie Smolyansky
Julie Smolyansky
Chief Executive Officer, President, and Director
(Principal Executive Officer)

Date: March 20, 2024	/s/ Eric Hanson
Eric Hanson
Chief Financial & Accounting Officer
(Principal Financial & Accounting Officer)

Date: March 20, 2024	/s/ Jason Scher
Jason Scher
Director

Date: March 20, 2024	/s/ Pol Sikar
Pol Sikar
Director

Date: March 20, 2024	/s/ Jody Levy
Jody Levy
Director

Date: March 20, 2024	/s/ Dorri McWhorter
Dorri McWhorter
Director

Date: March 20, 2024	/s/ Juan Carlos Dalto
Juan Carlos Dalto
Director

Date: March 20, 2024	/s/ Perfecto Sanchez
Perfecto Sanchez
Director

