Form 10-Q
period 2024-03-31
Lifeway Foods, Inc.
filed 2024-05-14
CIK 814586

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒       QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2024

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

Number of shares of Common Stock, no par value, outstanding as of May 6, 2024: 14,707,392.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

LIFEWAY FOODS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

March 31, 2024 and December 31, 2023

(In thousands)

	March 31, 2024	December 31,
	(Unaudited)	2023
Current assets
Cash and cash equivalents	$12,025	$13,198
Accounts receivable, net of allowance for credit losses and discounts & allowances of $1,640 and $1,270 at March 31, 2024 and December 31, 2023 respectively	15,064	13,875
Inventories, net	8,130	9,104
Prepaid expenses and other current assets	1,988	2,019
Refundable income taxes	378	–
Total current assets	37,585	38,196

Property, plant and equipment, net	24,627	22,764
Operating lease right-of-use asset	172	192
Goodwill	11,704	11,704
Intangible assets, net	6,763	6,898
Other assets	1,900	1,900
Total assets	$82,751	$81,654

Current liabilities
Current portion of note payable	$1,250	$1,250
Accounts payable	10,024	9,976
Accrued expenses	3,604	4,916
Accrued income taxes	–	474
Total current liabilities	14,878	16,616
Note payable	1,235	1,483
Operating lease liabilities	102	118
Deferred income taxes, net	3,001	3,001
Total liabilities	19,216	21,218

Commitments and contingencies (Note 9)

Stockholders’ equity
Preferred stock, no par value; 2,500 shares authorized; no shares issued or outstanding at March 31, 2024 and December 31, 2023	–	–
Common stock, no par value; 40,000 shares authorized; 17,274 shares issued; 14,691 outstanding at March 31, 2024 and December 31, 2023	6,509	6,509
Paid-in capital	5,498	4,825
Treasury stock, at cost	(16,695)	(16,695)
Retained earnings	68,223	65,797
Total stockholders' equity	63,535	60,436

Total liabilities and stockholders' equity	$82,751	$81,654

See accompanying notes to consolidated financial statements

LIFEWAY FOODS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

For the three ended March 31, 2024 and 2023

(Unaudited)

(In thousands, except per share data)

	2024	2023

Net Sales	$44,634	$37,904

Cost of goods sold	32,438	29,030
Depreciation expense	661	648
Total cost of goods sold	33,099	29,678

Gross profit	11,535	8,226

Selling expense	3,700	3,519
General and administrative expense	4,136	3,135
Amortization expense	135	135
Total operating expenses	7,971	6,789

Income from operations	3,564	1,437

Other income (expense):
Interest expense	(51)	(104)
Other income (expense), net	(5)	5
Total other income (expense)	(56)	(99)

Income before provision for income taxes	3,508	1,338

Provision for income taxes	1,082	508

Net income	$2,426	$830

Net earnings per common share:
Basic	$0.17	$0.06
Diluted	$0.16	$0.06

Weighted average common shares outstanding:
Basic	14,691	14,645
Diluted	15,222	15,030

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

LIFEWAY FOODS, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

(Unaudited)

(In thousands)

	Common Stock
	Issued		In treasury		Paid-In	Retained	Total
	Shares	$	Shares	$	Capital	Earnings	Equity
Balance, January 1, 2024	17,274	$6,509	(2,583)	$(16,695)	$4,825	$65,797	$60,436

Stock-based compensation	–	–	–	–	673	–	673

Net income	–	–	–	–	–	2,426	2,426

Balance, March 31, 2024	17,274	$6,509	(2,629)	$(16,695)	$5,498	$68,223	$63,535

See accompanying notes to consolidated financial statements

LIFEWAY FOODS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Three months ended March 31,
	2024	2023
Cash flows from operating activities:
Net income	$2,426	$830
Adjustments to reconcile net income to operating cash flow:
Depreciation and amortization	796	783
Stock-based compensation	673	343
Non-cash interest expense	2	2
(Increase) decrease in operating assets:
Accounts receivable	(1,189)	(572)
Inventories	974	339
Refundable income taxes	(378)	44
Prepaid expenses and other current assets	31	377
Increase (decrease) in operating liabilities:
Accounts payable	(6)	1,046
Accrued expenses	(1,309)	(581)
Accrued income taxes	(474)	416
Net cash provided by operating activities	1,546	3,027

Cash flows from investing activities:
Purchases of property and equipment	(2,469)	(1,762)
Net cash used in investing activities	(2,469)	(1,762)

Cash flows from financing activities:
Repayment of note payable	(250)	(500)
Net cash used in financing activities	(250)	(500)

Net (decrease) increase in cash and cash equivalents	(1,173)	765

Cash and cash equivalents at the beginning of the period	13,198	4,444

Cash and cash equivalents at the end of the period	$12,025	$5,209

Supplemental cash flow information:
Cash paid for income taxes, net of (refunds)	$1,934	$47
Cash paid for interest	$50	$130

Non-cash investing activities
Accrued purchase of property and equipment	$192	$122
Right-of-use assets obtained in exchange for lease obligations	$–	$19

See accompanying notes to consolidated financial statements

LIFEWAY FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data)

Note 1 – Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. (“U.S. GAAP”) for interim financial information, and do not include certain information and footnote disclosures required for complete, audited financial statements. In the opinion of management, these statements include all adjustments necessary for a fair presentation of the results of all interim periods reported herein. The consolidated financial statements and related notes should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023. Results of operations for any interim period are not necessarily indicative of future or annual results.

Principles of consolidation

The consolidated financial statements include the accounts of Lifeway Foods, Inc. and all its wholly owned subsidiaries (collectively “Lifeway” or the “Company”). All significant intercompany accounts and transactions have been eliminated.

Note 2 – Summary of Significant Accounting Policies

Our significant accounting policies, which are summarized in detail in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, have not materially changed. The following is a description of certain of our significant accounting policies.

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

Advertising and promotional costs

Advertising costs are expensed as incurred and reported in Selling expense in the Company’s consolidated statement of operations. Total advertising expense was $1,372 and $1,463 for the three months ended March 31, 2024 and 2023, respectively.

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

Note 3 – Inventories, net

Inventories consisted of the following:

	March 31, 2024	December 31, 2023
Ingredients	$2,411	$2,929
Packaging	2,640	3,014
Finished goods	3,079	3,161
Total inventories, net	$8,130	$9,104

Note 4 – Property, Plant and Equipment, net

Property, plant and equipment consisted of the following:

	March 31, 2024	December 31, 2023
Land	$1,565	$1,565
Buildings and improvements	21,855	21,661
Machinery and equipment	33,890	33,573
Vehicles	705	705
Office equipment	1,072	1,072
Construction in process	4,107	2,154
	63,194	60,730
Less accumulated depreciation	(38,567)	(37,966)
Total property, plant and equipment, net	$24,627	$22,764

Note 5 – Goodwill and Intangible Assets

Goodwill

Goodwill consisted of the following:

Total
Balance at December 31, 2023
Goodwill	$12,948
Accumulated impairment losses	(1,244)
$11,704

Balance at March 31, 2024
Goodwill	$12,948
Accumulated impairment losses	(1,244)
$11,704

Intangible Assets

Other intangible assets, net consisted of the following:

	March 31, 2024			December 31, 2023
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount

Recipes	$44	$(44)	$–	$44	$(44)	$–
Customer lists and other customer related intangibles	4,529	(4,529)	–	4,529	(4,529)	–
Customer relationships	3,385	(1,412)	1,973	3,385	(1,372)	2,013
Brand names	7,948	(3,158)	4,790	7,948	(3,063)	4,885
Formula	438	(438)	–	438	(438)	–
Total intangible assets, net	$16,344	$(9,581)	$6,763	$16,344	$(9,446)	$6,898

Estimated amortization expense on intangible assets for the next five years is as follows:

Year	Amortization
Nine months ended December 31, 2024	$405
2024	$540
2025	$540
2026	$540
2027	$540

The weighted-average remaining amortization expense period for the customer relationship and brand name intangible assets is 12.3 and 12.6 years, respectively, as of March 31, 2024. The weighted-average remaining amortization expense period for total intangible assets is 12.5 years as of March 31, 2024.

Note 6 – Accrued Expenses

Accrued expenses consisted of the following:

	March 31, 2024	December 31, 2023
Payroll and incentive compensation	$2,621	$3,853
Real estate taxes	343	442
Utilities	193	241
Current portion of operating lease liabilities	71	74
Other	376	306
Total accrued expenses	$3,604	$4,916

Note 7 – Debt

Note payable consisted of the following:

	March 31, 2024	December 31, 2023
Term loan due August 18, 2026. Interest (7.39% at March 31, 2024) payable monthly.	$2,500	$2,750
Unamortized deferred financing costs	(15)	(17)
Total note payable	2,485	2,733
Less current portion	(1,250)	(1,250)
Total long-term portion	$1,235	$1,483

The scheduled maturities of the term loan, excluding deferred financing costs, at March 31, 2024 are as follows:

Nine months ended December 31, 2024	$1,000
2025	1,000
2026	500
Total term loan	$2,500

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

Lifeway was in compliance with the fixed charge coverage ratio and minimum working capital covenants at March 31, 2024.

Revolving Credit Facility

As of March 31, 2024, the Company had $0 outstanding under the Revolving Credit Facility. The Company had $5,000 available for future borrowings under the Revolving Credit Facility as of March 31, 2024.

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

The Company does not record leases with an initial term of 12 months or less on the balance sheet. Expense for these short-term leases is recorded on a straight-line basis over the lease term. Total lease expense was $35 and $31 (including short term leases) for the three months ended March 31, 2024 and 2023, respectively.

Future maturities of lease liabilities were as follows:

Year	Operating Leases
Nine months ended December 31, 2024	$64
2025	55
2026	31
2027	21
2028	17
Thereafter	10
Total lease payments	198
Less: Interest	(26)
Present value of lease liabilities	$172

The weighted-average remaining lease term for its operating leases was 3.5 years as of March 31, 2024. The weighted average discount rate of its operating leases was 9.49% as of March 31, 2024. Cash paid for amounts included in the measurement of lease liabilities was $24 and $25 for the three months ended March 31, 2024 and 2023, respectively.

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

Note 10 – Income taxes

Income taxes were recognized at effective rates of 30.8% and 37.9% for the three months ended March 31, 2024 and 2023, respectively.

The Company calculates the provision for income taxes during interim reporting periods by applying an estimate of the annual effective tax rate for the full year, excluding unusual or infrequently occurring discrete items, and applies that rate to income (loss) before provision for income taxes for the period.

The Company’s effective tax rate may change from period to period based on recurring and non-recurring factors including the relative mix of pre-tax earnings (or losses), the jurisdictional mix of earnings, enacted tax legislation, state income taxes, the impact of non-deductible items, changes in valuation allowances, settlement of tax audits, and the expiration of the statute of limitations in relation to unrecognized tax benefits. The Company records discrete income tax items such as enacted tax rate changes and completed tax audits in the period in which they occur. The Company consistently reflects non-deductible officer compensation expense, non-deductible compensation expense related to equity incentive awards and separate state tax rates from period to period. Although similar items were reflected in 2024, the percentage effect is different due to the difference in pre-tax income in 2024 compared to 2023.

Unrecognized tax benefits were $0 at March 31, 2024 and 2023, respectively. The Company does not expect material changes to its unrecognized tax benefits during the next twelve months.

Note 11 – Stock-based and Other Compensation

Omnibus Incentive Plan

In December 2015, Lifeway stockholders approved the 2015 Omnibus Incentive Plan, which authorized the issuance of an aggregate of 3.5 million shares to satisfy awards of stock options, stock appreciation rights, unrestricted stock, restricted stock, restricted stock units, performance shares and performance units to qualifying employees. Under the 2015 Omnibus Incentive Plan, the Board of Directors or its Compensation Committee approves stock awards to executive officers and certain senior executives, generally in the form of restricted stock or performance shares. The number of performance shares that participants may earn depends on the extent to which the corresponding performance goals have been achieved. Stock awards generally vest over a three-year performance or service period. At March 31, 2024, no shares remain available for award under the 2015 Omnibus Incentive Plan as it was terminated on August 31, 2022. However, any outstanding awards under the 2015 Omnibus Incentive Plan are unaffected by the termination of the 2015 Omnibus Incentive Plan or by the approval of the 2022 Omnibus Incentive Plan (the “2022 Plan”) as described below.

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

Awards granted under the 2022 Plan are generally subject to a minimum vesting period of at least one year. Awards may be subject to cliff-vesting or graded-vesting conditions, with graded vesting starting no earlier than one year after the grant date. The Plan Administrator may provide for shorter vesting periods in an award agreement for no more than five percent of the maximum number of shares authorized for issuance under the 2022 Plan. As of March 31, 2024, 2.64 million shares remain available to award under the 2022 Plan.

Stock Options

The following table summarizes stock option activity during the three months ended March 31, 2024:

	Options	Weighted average exercise price	Weighted average remaining contractual life	Aggregate intrinsic value
	(In thousands)
Outstanding at December 31, 2023	41	$10.42	2.21	$121
Granted	–	–	–	–
Exercised	–	–	–	–
Forfeited	–	–	–	–
Outstanding at March 31, 2024	41	$10.42	1.97	$276
Exercisable at March 31, 2024	41	$10.42	1.97	$276

Restricted Stock Units

A Restricted Stock Unit (“RSU”) represents the right to receive one share of common stock in the future. RSUs have no exercise price. The grant date fair value of the awards is determined by the Company’s closing stock price on the grant date. Lifeway expenses RSUs over the vesting period. The following table summarizes RSU activity during the three months ended March 31, 2024.

	Restricted Stock Units	Weighted Average Grant Date Fair Value
	(In thousands)
Outstanding at December 31, 2023	207	$6.89
Granted	33	13.73
Shares issued upon vesting	–	–
Forfeited	–	–
Outstanding at March 31, 2024	240	$7.82
Vested and deferred at March 31, 2024	67	$5.98

For the three months ended March 31, 2024 and 2023 total pre-tax stock-based compensation expense recognized in the consolidated statements of operations was $233 and $104, respectively. For the three months ended March 31, 2024 and 2023 tax-related benefits of $65 and $29, respectively, were also recognized. Future compensation expense related to restricted stock units was $918 as of March 31, 2024 and will be recognized on a weighted average basis over the next 1.3 years.

Long-Term Incentive Plan Compensation

Lifeway has established long-term incentive-based compensation programs for certain senior executives and key employees pursuant to the terms of its incentive plans.

2020 CEO Incentive Award

During the fourth quarter 2020, Lifeway awarded a long-term equity-based incentive of $750 to its Chief Executive Officer (the “2020 CEO Award”) depending on Lifeway’s 2020 performance levels compared to the respective targets. The equity-based incentive compensation is payable in restricted stock that vests one-third in April 2022, one-third in April 2023, and one-third in April 2024. The issuance of vested equity awards is subject to approval under the Stock Purchase Agreement dated October 1, 1999. For the three months ended March 31, 2024 and 2023, $18 and $43 was expensed as stock-based compensation expense in the consolidated statements of operations, respectively. As of March 31, 2024, the total remaining unearned compensation of $6 will be recognized in 2024, subject to vesting.

2021 Equity Award

The 2021 long-term equity incentive plan compensation is based on Lifeway’s achievement of adjusted EBITDA performance versus the respective target established by the Board of Directors for 2021. Under the 2021 plan, collectively the participants earned equity-based incentive compensation of $1,069 based on Lifeway’s achievement of the respective financial target. The equity-based incentive compensation is payable in restricted stock that vests one-third in April 2022, one-third in April 2023, and one-third in April 2024. For the three months ended March 31, 2024 and 2023, $33 and $84 was expensed as stock-based compensation expense in the consolidated statements of operations, respectively. As of March 31, 2024, the total remaining unearned compensation of $7 will be recognized in 2024, subject to vesting.

2022 Equity Award

Under the 2022 long-term incentive plan, participants can earn a specified number of target level Performance Share Units (“PSUs”) contingent upon the achievement of strategic milestones during the three-year Measurement Period, which is fiscal year 2022 to 2024. The strategic milestones are 1) 3-year cumulative net revenue, and 2) 3-year cumulative adjusted EBITDA. The target number of PSU awards are weighted 50% on net revenue and 50% on adjusted EBITDA. Collectively, the participants can earn 125,066 PSUs at the target level. Participants may earn more or less than the target number of shares based on actual results, however the minimum and maximum number of shares that can be earned are bound by minimum and maximum thresholds of net revenue and adjusted EBITDA. The PSU awards will be earned and will vest, if at all, after the end of the three-year measurement period based on achievement of the milestones. The PSU awards do not vest during the three-year measurement period. The PSUs have a grant date fair value of $6.25 dollars per share. For the three months ended March 31, 2024 and 2023, $156 and $112 was expensed as stock-based compensation expense in the consolidated statements of operations, respectively.

The 2022 long-term incentive plan also granted restricted stock unit awards that contain only a service condition and vest on the passage of time in three equal installments on each of the first three anniversaries of the August 31, 2022 grant date. The stock-based compensation expense for these awards is included in the Restricted Stock Units section above.

2023 Equity Award

Under the 2023 long-term incentive plan, participants can earn a specified number of target level Performance Share Units (“PSUs”) contingent upon the achievement of strategic milestones during the three-year Measurement Period, which is fiscal year 2023 to 2025. The strategic milestones are 1) 3-year cumulative net revenue, and 2) 3-year cumulative adjusted EBITDA. The target number of PSU awards are weighted 50% on net revenue and 50% on adjusted EBITDA. Collectively, the participants can earn 115,622 PSUs at the target level. Participants may earn more or less than the target number of shares based on actual results, however the minimum and maximum number of shares that can be earned are bound by minimum and maximum thresholds of net revenue and adjusted EBITDA. The PSU awards will be earned and will vest, if at all, after the end of the three-year measurement period based on achievement of the milestones. The PSU awards do not vest during the three-year measurement period. The PSUs have a grant date fair value of $6.88 dollars per share. For the three months ended March 31, 2024 and 2023, $130 and $0 was expensed as stock-based compensation expense in the consolidated statements of operations, respectively.

The 2023 long-term incentive plan also granted restricted stock unit awards that contain only a service condition and vest on the passage of time in three equal installments on each of the first three anniversaries of the June 16, 2023 grant date. The stock-based compensation expense for these awards is included in the Restricted Stock Units section above.

2024 Equity Award

Under the 2024 long-term incentive plan, participants can earn a specified number of target level Performance Share Units (“PSUs”) contingent upon the achievement of strategic milestones during the three-year Measurement Period, which is fiscal year 2024 to 2026. The strategic milestones are 1) 3-year cumulative net revenue, and 2) 3-year cumulative adjusted EBITDA. The target number of PSU awards are weighted 50% on net revenue and 50% on adjusted EBITDA. Collectively, the participants can earn 64,986 PSUs at the target level. Participants may earn more or less than the target number of shares based on actual results, however the minimum and maximum number of shares that can be earned are bound by minimum and maximum thresholds of net revenue and adjusted EBITDA. The PSU awards will be earned and will vest, if at all, after the end of the three-year measurement period based on achievement of the milestones. The PSU awards do not vest during the three-year measurement period. The PSUs have a grant date fair value of $13.73 dollars per share. For the three months ended March 31, 2024 and 2023, $102 and $0 was expensed as stock-based compensation expense in the consolidated statements of operations, respectively.

The 2024 long-term incentive plan also granted restricted stock unit awards that contain only a service condition and vest on the passage of time in three equal installments on each of the first three anniversaries of the January 10, 2024 grant date. The stock-based compensation expense for these awards is included in the Restricted Stock Units section above.

Non-Employee Director Plan

On August 31, 2022, Lifeway stockholders approved the 2022 Non-Employee Director Equity and Deferred Compensation Plan (the “2022 Director Plan”), which authorizes the grant of restricted stock units (“RSUs”), which will vest on such schedule as the Company, in its sole discretion, shall determine. Each non-employee director of the Company is eligible to be a participant in the 2022 Director Plan until they no longer serve as a non-employee director. As of the date of each annual shareholder meeting, the Company may grant each director a number of RSUs for such year and set the vesting schedule for the RSUs granted. Whether and how many RSUs the Company will grant to directors in any year is subject to the sole discretion of the Company and shall in any event be subject to the 2022 Director Plan’s overall share limits. The maximum aggregate number of shares of common stock that may be issued under the 2022 Director Plan is 500 thousand shares. As of March 31, 2024, 430 thousand shares remain available to award under the 2022 Director Plan. The aggregate fair market value of shares underlying RSU compensation that may be issued as RSU compensation to a director in any year shall not exceed $170. In addition to the grant of RSUs, the 2022 Director Plan also provides for the deferral by electing participants of all or part of their cash compensation (in 10% increments) into a deferred cash account, and they may defer all or part of their cash and/or RSU compensation (in 10% increments) into a deferred RSU account. Deferred benefits are paid in a lump sum upon the applicable director’s departure from the Board of Directors.

Retirement Benefits

Lifeway has a defined contribution plan which is available to substantially all full-time employees. Under the terms of the plan, the Company matches employee contributions under a prescribed formula. For the three months ended March 31, 2024 and 2023, total contribution expense recognized in the consolidated statements of operations was $193 and $150, respectively.

Note 12 - Earnings Per Share

The following table summarizes the effects of the share-based compensation awards on the weighted average number of shares outstanding used in calculating diluted earnings per share:

	Three Months Ended
	March 31,
	2024	2023
	(In Thousands)
Weighted average common shares outstanding	14,691	14,645
Assumed exercise/vesting of equity awards	531	385
Weighted average diluted common shares outstanding	15,222	15,030

Note 13 – Disaggregation of Revenue and Significant Customers

Lifeway’s primary product is drinkable kefir. The Company manufactures (directly or through a co-manufacturer) and markets products under the Lifeway, Fresh Made, and GlenOaks Farms brand names, as well as under private labels on behalf of certain customers.

The Company’s product categories are:

•	Drinkable kefir, a cultured dairy product sold in a variety of organic and non-organic sizes, flavors, and types.
•	European-style soft cheeses, including farmer cheese, white cheese, and Sweet Kiss.
•	Cream and other, which primarily consists of cream, a byproduct of raw milk processing.
•	Drinkable yogurt, sold in a variety of sizes and flavors.
•	ProBugs, a line of kefir products designed for children.
•	Other dairy, which primarily consists of Fresh Made butter and sour cream.

Net sales of products by category were as follows for the three months ended March 31:

	2024		2023
In thousands	$	%	$	%

Drinkable Kefir other than ProBugs	36,533	82%	29,800	79%
Cheese	3,515	8%	3,345	9%
Cream and other	1,816	4%	1,920	5%
Drinkable Yogurt	1,536	3%	1,616	4%
ProBugs Kefir	866	2%	808	2%
Other dairy	368	1%	415	1%
Net Sales	44,634	100%	37,904	100%

Significant Customers

Sales are predominately to companies in the retail food industry located within the United States. Two major customers accounted for approximately 25% and 24% of net sales for the three months ended March 31, 2024 and 2023, respectively.

Geographic Information

Net sales outside the of the United States represented less than 1% of total consolidated net sales for the three months ended March 31, 2024 and 2023. Net sales are determined based on the destination where the products are shipped by Lifeway.

All the Company’s long-lived assets are in the United States.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) in this Form 10-Q is provided as a supplement to, and should be read in conjunction with, our audited consolidated financial statements, the accompanying notes, and the MD&A included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (the “Form 10-K”). Unless otherwise specified, any description of “our”, “we”, and “us” in this MD&A refer to Lifeway Foods, Inc. and our subsidiaries.

Cautionary Statement Regarding Forward-Looking Statements

In addition to historical information, this quarterly report contains “forward-looking” statements within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. These statements may be identified by the use of words such as “anticipate,” “from time to time,” “intend,” “plan,” “ongoing,” “realize,” “should,” “may,” “could," "believe," "future," "depend," "expect," "will," "result," "can," "remain," "assurance," "subject to," "require," "limit," "impose," "guarantee," "restrict," "continue," "become," "predict," "likely," "opportunities," "effect," "change," "predict," and "estimate,” and similar terms or terminology, or the negative of such terms or other comparable terminology. Examples of forward-looking statements include, among others, statements we make regarding:

•	Expectations of the effect on our financial condition of claims, litigation, environmental costs, contingent liabilities and governmental and regulatory investigations and proceedings, if any;
•	Strategy for acquisitions, customer retention, growth, product development, market position, financial results and reserves;
•	Estimates of the amounts of sales allowances and discounts to our customers and consumers;
•	Our belief that we will maintain compliance with our loan agreements and have sufficient liquidity to fund our business operations.

Forward looking statements are based on management’s beliefs, assumptions, estimates and observations of future events based on information available to our management at the time the statements are made and include any statements that do not relate to any historical or current fact. These statements are not guarantees of future performance and they involve certain risks, uncertainties and assumptions that are difficult to predict. Actual outcomes and results may differ materially from what is expressed, implied or forecast by our forward-looking statements due in part to the risks, uncertainties, and assumptions that include:

•	Changes in the pricing of commodities;
•	The actions and decisions of our competitors and customers, including those related to price competition;
•	Our ability to successfully implement our business strategy;
•	The effects of government regulation;
•	Disruptions to our supply chain, or our manufacturing and distribution capabilities, including those due to cybersecurity threats; and
•	Such other factors as discussed throughout Part I, Item 1 “Business”; Part I, Item 1A “Risk Factors”; and Part II, Item 7 “Management's Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2023 , Part II, Item 1A of this Form 10-Q and that are described from time to time in our other periodic reports filed with the SEC.

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

Recent Developments

Current Macroeconomic Environment and Inflation Impact

Since 2022, we experienced inflationary and cost pressures due to volatility and disruption in the global economy which have increased our production and distribution costs. We have begun to see some moderation of inflationary pressures and have experienced pricing declines in certain of our input costs, such as milk, during 2023. We expect inflationary pressures to be moderate during 2024.

We have not experienced significant supply chain disruptions or labor supply shortages and have continued to satisfy customer and consumer demand for our products. Management continues to proactively manage the supply and transportation of materials used to make and package our products, staffing, and transportation of our products to customers. This proactive planning has allowed the Company to meet increased demand.

Results of Operations

Three Months Ended March 31, 2024 Compared to Three Months Ended March 31, 2023

The following table presents certain information concerning our financial results, including information presented as a percentage of consolidated net sales:

	Three Months Ended March 31,
	2024			2023
	$	%		$	%
Net sales	44,634	100.0%		37,904	100.0%
Cost of goods sold	32,438	72.7%		29,030	76.6%
Depreciation expense	661	1.5%		648	1.7%
Total cost of goods sold	33,099	74.2%		29,678	78.3%
Gross profit	11,535	25.8%		8,226	21.7%
Selling expenses	3,700	8.3%		3,519	9.3%
General & administrative expense	4,136	9.3%		3,135	8.2%
Amortization expense	135	0.3%		135	0.4%
Total operating expenses	7,971	17.9%		6,789	17.9%
Income from operations	3,564	7.9%		1,437	3.8%
Other income (expense):
Interest expense	(51)	(0.1%	)	(104)	(0.3%	)
Other income (expense), net	(5)	0.0%		5	0.0%
Total other income (expense)	(56)	(0.1%	)	(99)	(0.3%	)
Income before provision for income taxes	3,508	7.8%		1,338	3.5%
Provision for income taxes	1,082	2.4%		508	1.3%
Net income	2,426	5.4%		830	2.2%

Net Sales

Net sales were at $44,634 for the three-month period ended March 31, 2024, an increase of $6,731 or 17.8% versus prior year. The net sales increase was primarily driven by higher volumes of our branded drinkable kefir.

Gross Profit

Gross profit as a percentage of net sales was 25.8% during the three-month period ended March 31, 2024. Gross profit percentage was 21.7% in the first quarter of the prior year. The increase versus the prior year was primarily due to the higher volumes of our branded products, and to a lesser extent a favorable impact to transportation costs.

Selling Expenses

Selling expenses increased by $181 to $3,700 during the three-month period ended March 31, 2024 from $3,519 during the same period in 2023. Selling expenses as a percentage of net sales decreased to 8.3% in the three-month period ended March 31, 2024 from 9.3% during the same period in 2023.

General and Administrative Expenses

General and administrative expenses increased $1,001 to $4,136 during the three-month period ended March 31, 2024 from $3,135 during the same period in 2023. The increase is primarily driven by incentive compensation and non-routine stockholder action expense.

Provision for Income Taxes

The provision for income taxes was $1,082 and $508 during the three months ended March 31, 2024 and 2023, respectively.

The effective income tax rate for the three months ended March 31, 2024 was 30.8% compared to 37.9% in the same period last year. The statutory Federal and state tax rates remained consistent from 2024 to 2023. The Company has items that are nondeductible or are discrete adjustments to tax expense. The Company consistently reflects non-deductible officer compensation expense, non-deductible compensation expense related to equity incentive awards and separate state tax rates from period to period. Although similar items were reflected in 2023, the percentage effect is different due to the difference in pre-tax income in 2024 compared to 2023.

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

If additional borrowings are needed, $5,000 was available under the Revolving Credit Facility as of March 31, 2024 (see Note 7, Debt). We are in compliance with the terms of the Credit Agreement and expect to meet foreseeable financial requirements. The success of our business and financing strategies will continue to provide us with the financial flexibility to take advantage of various opportunities as they arise. To date, we have been successful in generating cash and obtaining financing as needed. However, if a serious economic or credit market crisis ensues, it could have a negative effect on our liquidity, results of operations and financial condition.

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

Cash Flow

The following table is derived from our Consolidated Statement of Cash Flows:

	Three months Ended March 31,
Net Cash Flows Provided By (Used In):	2024	2023
Operating activities	$1,546	$3,027
Investing activities	$(2,469)	$(1,762)
Financing activities	$(250)	$(500)

Operating Activities

Net cash provided by operating activities was $1,546 during the three-month period ended March 31, 2024 compared to $3,027 in the same period in 2023. The decrease was primarily due to the change in working capital, partially offset by higher cash earnings driven by increased product volumes and declines in certain input costs.

Investing Activities

Net cash used in investing activities was $2,469 during the three-month period ended March 31, 2024 compared to $1,762 in the same period in 2023. The increase in cash used reflects our planned capital spending increase during 2024 compared to 2023. Our capital spending is focused in three core areas: growth, cost reduction, and facility improvements. Growth capital spending supports capacity expansion and new product innovation and enhancements. Cost reduction and facility improvements support manufacturing efficiency, safety, and productivity.

Financing Activities

Net cash used in financing activities was $250 and $500 during the three-month period ended March 31, 2024 and 2023, respectively. The cash used represents the quarterly principal payments under the term loan.

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

As of March 31, 2024, the Company had $0 outstanding under the Revolving Credit Facility and $2,485 outstanding under the note payable, net of $15 of unamortized deferred financing fees. The Company had $5,000 available for future borrowings under the Revolving Credit Facility as of March 31, 2024.

All outstanding amounts under the loans bear interest at the Secured Overnight Financing Rate (“SOFR”), plus 2.07%. The Company’s interest rate on debt outstanding under the note payable as of March 31, 2024 was 7.39%. Interest is payable monthly in arrears. Lifeway is also required to pay a quarterly unused line fee of 0.20% on the Revolving Credit Facility, and in conjunction with the issuance of any letters of credit, a letter of credit fee of 0.20%.

The Company is in compliance with all applicable financial debt covenants as of March 31, 2024. See Note 7 to our Consolidated Financial Statements for additional information regarding our indebtedness and related agreements.

Recent Accounting Pronouncements

Information regarding recent accounting pronouncements is provided in Note 2 – Summary of Significant Accounting Policies.

Critical Accounting Policies and Estimates

A description of the Company's critical accounting policies and estimates is contained in its Annual Report on Form 10-K for the year ended December 31, 2023. There were no material changes to the Company’s critical accounting policies and estimates in the three months ended March 31, 2024.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

The Company has established disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (“SEC”), and such information is accumulated and communicated to management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure. Management, together with our CEO and CFO, evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2024. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of March 31, 2024.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the quarter ended March 31, 2024 that has materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

Information regarding legal proceedings is available in Note 9, Commitment and Contingencies.

ITEM 1A. RISK FACTORS.

There have been no material changes from the risk factors disclosed in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 5. OTHER INFORMATION.

During the quarter ended March 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

ITEM 6. EXHIBITS.

No.	Description	Form	Period Ending	Exhibit	Filing Date

31.1	Rule 13a-14(a)/15d-14(a) Certification of Julie Smolyansky	Filed Herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification of Eric Hanson	Filed Herewith

32.1	Section 1350 Certification of Julie Smolyansky*	Furnished Herewith

32.2	Section 1350 Certification of Eric Hanson*	Furnished Herewith

99.1	Press release dated May 14, 2024 reporting Lifeway’s financial results for the three months ended March 31, 2024*	Furnished Herewith

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in IXBRL, and included in exhibit 101).

*	The exhibits deemed furnished with this Form 10-Q and are not deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall they be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act., whether made before or after the date of the filing of this Form 10-Q and irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIFEWAY FOODS, INC.

Date: May 14, 2024	By:	/s/ Julie Smolyansky
Julie Smolyansky
Chief Executive Officer, President, and Director
(Principal Executive Officer)

Date: May 14, 2024	By:	/s/ Eric Hanson
Eric Hanson
Chief Financial & Accounting Officer
(Principal Financial and Accounting Officer)

