Form 10-Q
period 2024-06-30
Lifeway Foods, Inc.
filed 2024-08-13
CIK 814586

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒       QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2024

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

Number of shares of Common Stock, no par value, outstanding as of Aug 6, 2024: 14,790,747.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

LIFEWAY FOODS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

June 30, 2024 and December 31, 2023

(In thousands)

	June 30, 2024	December 31,
	(Unaudited)	2023
Current assets
Cash and cash equivalents	$14,633	$13,198
Accounts receivable, net of allowance for credit losses and discounts & allowances of $1,550 and $1,270 at June 30, 2024 and December 31, 2023 respectively	14,526	13,875
Inventories, net	8,454	9,104
Prepaid expenses and other current assets	1,488	2,019
Refundable income taxes	180	–
Total current assets	39,281	38,196

Property, plant and equipment, net	25,276	22,764
Operating lease right-of-use asset	154	192
Goodwill	11,704	11,704
Intangible assets, net	6,628	6,898
Other assets	1,900	1,900
Total assets	$84,943	$81,654

Current liabilities
Current portion of note payable	$–	$1,250
Accounts payable	9,370	9,976
Accrued expenses	4,487	4,916
Accrued income taxes	–	474
Total current liabilities	13,857	16,616
Note payable	–	1,483
Operating lease liabilities	88	118
Deferred income taxes, net	3,001	3,001
Total liabilities	16,946	21,218

Commitments and contingencies (Note 9)

Stockholders’ equity
Preferred stock, no par value; 2,500 shares authorized; no shares issued or outstanding at June 30, 2024 and December 31, 2023	–	–
Common stock, no par value; 40,000 shares authorized; 17,274 shares issued; 14,791 outstanding at June 30, 2024 and December 31, 2023	6,509	6,509
Paid-in capital	5,532	4,825
Treasury stock, at cost	(16,050)	(16,695)
Retained earnings	72,006	65,797
Total stockholders' equity	67,997	60,436

Total liabilities and stockholders' equity	$84,943	$81,654

See accompanying notes to consolidated financial statements

LIFEWAY FOODS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

For the three and six months ended June 30, 2024 and 2023

(Unaudited)

(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

Net sales	$49,157	$39,230	$93,791	$77,134

Cost of goods sold	35,181	27,299	67,619	56,329
Depreciation expense	701	651	1,362	1,299
Total cost of goods sold	35,882	27,950	68,981	57,628

Gross profit	13,275	11,280	24,810	19,506

Selling expense	3,577	2,571	7,277	6,090
General and administrative expense	4,177	3,808	8,313	6,943
Amortization expense	135	135	270	270
Total operating expenses	7,889	6,514	15,860	13,303

Income from operations	5,386	4,766	8,950	6,203

Other income (expense):
Interest expense	(47)	(109)	(98)	(213)
Gain on sale of property and equipment	–	33	–	33
Other income (expense), net	20	(5)	15	–
Total other income (expense)	(27)	(81)	(83)	(180)

Income before provision for income taxes	5,359	4,685	8,867	6,023

Provision for income taxes	1,576	1,529	2,658	2,037

Net income	$3,783	$3,156	$6,209	$3,986

Net earnings per common share:
Basic	$0.26	$0.22	$0.42	$0.27
Diluted	$0.25	$0.21	$0.41	$0.26

Weighted average common shares outstanding:
Basic	14,727	14,654	14,709	14,649
Diluted	15,197	15,084	15,176	15,058

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

LIFEWAY FOODS, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

(Unaudited)

(In thousands)

	Common Stock
	Issued		In treasury		Paid-In	Retained	Total
	Shares	$	Shares	$	Capital	Earnings	Equity
Balance, January 1, 2024	17,274	$6,509	(2,583)	$(16,695)	$4,825	$65,797	$60,436

Stock-based compensation	–	–	–	–	673	–	673

Net income	–	–	–	–	–	2,426	2,426

Balance, March 31, 2024	17,274	$6,509	(2,583)	$(16,695)	$5,498	$68,223	$63,535

Issuance of common stock in connection with stock-based compensation	–	–	89	575	(739)	–	(164)

Issuance of common stock on exercise of stock options	–	–	11	70	36	–	106

Stock-based compensation	–	–	–	–	737	–	737

Net income	–	–	–	–	–	3,783	3,783

Balance, June 30, 2024	17,274	$6,509	(2,483)	$(16,050)	$5,532	$72,006	$67,997

See accompanying notes to consolidated financial statements

LIFEWAY FOODS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Six months ended June 30,
	2024	2023
Cash flows from operating activities:
Net income	$6,209	$3,986
Adjustments to reconcile net income to operating cash flow:
Depreciation and amortization	1,632	1,569
Stock-based compensation	1,296	655
Non-cash interest expense	17	3
Bad debt expense	–	2
Gain on sale of equipment	–	(33)
(Increase) decrease in operating assets:
Accounts receivable	(651)	91
Inventories	650	(39)
Refundable income taxes	(180)	40
Prepaid expenses and other current assets	531	232
Increase (decrease) in operating liabilities:
Accounts payable	(574)	(2,526)
Accrued expenses	(366)	451
Accrued income taxes	(474)	1,024
Net cash provided by operating activities	8,090	5,455

Cash flows from investing activities:
Purchases of property and equipment	(3,905)	(1,990)
Proceeds from sales or equipment	–	40
Net cash used in investing activities	(3,905)	(1,950)

Cash flows from financing activities:
Repayment of note payable	(2,750)	(500)
Net cash used in financing activities	(2,750)	(500)

Net increase in cash and cash equivalents	1,435	3,005

Cash and cash equivalents at the beginning of the period	13,198	4,444

Cash and cash equivalents at the end of the period	$14,633	$7,449

Supplemental cash flow information:
Cash paid for income taxes, net of (refunds)	$3,312	$973
Cash paid for interest	$89	$238

Non-cash investing activities
Accrued purchase of property and equipment	$106	$110

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

Advertising and promotional costs

Advertising costs are expensed as incurred and reported in Selling expense in the Company’s consolidated statement of operations. Total advertising expense was $2,531 and $2,006 for the six months ended June 30, 2024 and 2023, respectively. Total advertising expense was $1,159 and $543 for the three months ended June 30, 2024 and 2023, respectively.

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

Note 3 – Inventories, net

Inventories consisted of the following:

	June 30, 2024	December 31, 2023
Ingredients	$1,944	$2,929
Packaging	3,150	3,014
Finished goods	3,360	3,161
Total inventories, net	$8,454	$9,104

Note 4 – Property, Plant and Equipment, net

Property, plant and equipment consisted of the following:

	June 30, 2024	December 31, 2023
Land	$1,565	$1,565
Buildings and improvements	22,110	21,661
Machinery and equipment	35,217	33,573
Vehicles	705	705
Office equipment	1,072	1,072
Construction in process	3,774	2,154
	64,443	60,730
Less accumulated depreciation	(39,167)	(37,966)
Total property, plant and equipment, net	$25,276	$22,764

Note 5 – Goodwill and Intangible Assets

Goodwill

Goodwill consisted of the following:

Total
Balance at December 31, 2023
Goodwill	$12,948
Accumulated impairment losses	(1,244)
$11,704

Balance at June 30, 2024
Goodwill	$12,948
Accumulated impairment losses	(1,244)
$11,704

Intangible Assets

Other intangible assets, net consisted of the following:

	June 30, 2024			December 31, 2023
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount

Recipes	$44	$(44)	$–	$44	$(44)	$–
Customer lists and other customer related intangibles	4,529	(4,529)	–	4,529	(4,529)	–
Customer relationships	3,385	(1,452)	1,933	3,385	(1,372)	2,013
Brand names	7,948	(3,253)	4,695	7,948	(3,063)	4,885
Formula	438	(438)	–	438	(438)	–
Total intangible assets, net	$16,344	$(9,716)	$6,628	$16,344	$(9,446)	$6,898

Estimated amortization expense on intangible assets for the next five years is as follows:

Year	Amortization
Six months ended December 31, 2024	$270
2024	$540
2025	$540
2026	$540
2027	$540

The weighted-average remaining amortization expense period for the customer relationship and brand name intangible assets is 12.1 and 12.4 years, respectively, as of June 30, 2024. The weighted-average remaining amortization expense period for total intangible assets is 12.3 years as of June 30, 2024.

Note 6 – Accrued Expenses

Accrued expenses consisted of the following:

	June 30, 2024	December 31, 2023
Payroll and incentive compensation	$3,309	$3,853
Real estate taxes	479	442
Utilities	394	241
Current portion of operating lease liabilities	66	74
Other	239	306
Total accrued expenses	$4,487	$4,916

Note 7 – Debt

Note payable consisted of the following:

	June 30, 2024	December 31, 2023
Term loan due August 18, 2026. Interest payable monthly.	$–	$2,750
Unamortized deferred financing costs	–	(17)
Total note payable	–	2,733
Less current portion	–	(1,250)
Total long-term portion	$–	$1,483

The Company paid the outstanding term loan balance of $2,250 in full during the second quarter of 2024 and expensed the remaining unamortized deferred financing costs.

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

The Credit Agreement includes customary representations, warranties, and covenants, including financial covenants requiring the Company to maintain a fixed charge coverage ratio of no less than 1.25 to 1.00, and a minimum working capital financial covenant, as defined, of no less than $11.25 million, in each of the fiscal quarters ending through the expiration date. The Credit Agreement provides for events of default, including failure to repay principal and interest when due and failure to perform or violation of the provisions or covenants of the agreement, as a result of which amounts due under the Credit Agreement may be accelerated. The loans and all other amounts due and owed under the Credit Agreement and related documents are secured by substantially all of the Company’s assets.

Lifeway was in compliance with the fixed charge coverage ratio and minimum working capital covenants at June 30, 2024.

Revolving Credit Facility

As of June 30, 2024, the Company had $0 outstanding under the Revolving Credit Facility. The Company had $5,000 available for future borrowings under the Revolving Credit Facility as of June 30, 2024.

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

The Company does not record leases with an initial term of 12 months or less on the balance sheet. Expense for these short-term leases is recorded on a straight-line basis over the lease term. Total lease expense was $77 and $61 (including short term leases) for the six months ended June 30, 2024 and 2023, respectively. Total lease expense was $42 and $30 (including short term leases) for the three months ended June 30, 2024 and 2023, respectively.

Future maturities of lease liabilities were as follows:

Year	Operating Leases
Six months ended December 31, 2024	$42
2025	55
2026	31
2027	21
2028	17
Thereafter	10
Total lease payments	176
Less: Interest	(22)
Present value of lease liabilities	$154

The weighted-average remaining lease term for its operating leases was 3.4 years as of June 30, 2024. The weighted average discount rate of its operating leases was 9.25% as of June 30, 2024. Cash paid for amounts included in the measurement of lease liabilities was $46 for the six months ended June 30, 2024 and 2023. Cash paid for amounts included in the measurement of lease liabilities was $22 and $21 for the three months ended June 30, 2024 and 2023, respectively.

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

Note 10 – Income taxes

Income taxes were recognized at effective rates of 30.0% and 33.8% for the six months ended June 30, 2024 and 2023, respectively. Income taxes were recognized at effective rates of 29.4% and 32.6% for the three months ended June 30, 2024 and 2023, respectively.

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

Unrecognized tax benefits were $0 at June 30, 2024 and 2023. The Company does not expect material changes to its unrecognized tax benefits during the next twelve months.

Note 11 – Stock-based and Other Compensation

Omnibus Incentive Plan

In December 2015, Lifeway stockholders approved the 2015 Omnibus Incentive Plan, which authorized the issuance of an aggregate of 3.5 million shares to satisfy awards of stock options, stock appreciation rights, unrestricted stock, restricted stock, restricted stock units, performance shares and performance units to qualifying employees. Under the 2015 Omnibus Incentive Plan, the Board of Directors or its Compensation Committee approves stock awards to executive officers and certain senior executives, generally in the form of restricted stock or performance shares. The number of performance shares that participants may earn depends on the extent to which the corresponding performance goals have been achieved. Stock awards generally vest over a three-year performance or service period. At June 30, 2024, no shares remain available for award under the 2015 Omnibus Incentive Plan as it was terminated on August 31, 2022. However, any outstanding awards under the 2015 Omnibus Incentive Plan are unaffected by the termination of the 2015 Omnibus Incentive Plan or by the approval of the 2022 Omnibus Incentive Plan (the “2022 Plan”) as described below.

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

Awards granted under the 2022 Plan are generally subject to a minimum vesting period of at least one year. Awards may be subject to cliff-vesting or graded-vesting conditions, with graded vesting starting no earlier than one year after the grant date. The Plan Administrator may provide for shorter vesting periods in an award agreement for no more than five percent of the maximum number of shares authorized for issuance under the 2022 Plan. As of June 30, 2024, 2.64 million shares remain available to award under the 2022 Plan.

Stock Options

The following table summarizes stock option activity during the six months ended June 30, 2024:

	Options	Weighted average exercise price	Weighted average remaining contractual life	Aggregate intrinsic value
	(In thousands)
Outstanding at December 31, 2023	41	$10.42	2.21	$121
Granted	–	–	–	–
Exercised	(11)	10.41	–	–
Forfeited	–	–	–	–
Outstanding at June 30, 2024	30	$10.42	1.72	$70
Exercisable at June 30, 2024	30	$10.42	1.72	$70

Restricted Stock Units

A Restricted Stock Unit (“RSU”) represents the right to receive one share of common stock in the future. RSUs have no exercise price. The grant date fair value of the awards is determined by the Company’s closing stock price on the grant date. Lifeway expenses RSUs over the vesting period. The following table summarizes RSU activity during the three months ended June 30, 2024.

	Restricted Stock Units	Weighted Average Grant Date Fair Value
	(In thousands)
Outstanding at December 31, 2023	207	$6.89
Granted	33	13.73
Shares issued upon vesting	(7)	6.88
Forfeited	–	–
Outstanding at June 30, 2024	233	$7.84
Vested and deferred at June 30, 2024	90	$6.93

For the six months ended June 30, 2024 and 2023 total pre-tax stock-based compensation expense recognized in the consolidated statements of operations was $468 and $202, respectively. For the six months ended June 30, 2024 and 2023 tax-related benefits of $131 and $57, respectively, were also recognized. For the three months ended June 30, 2024 and 2023 total pre-tax stock-based compensation expense recognized in the consolidated statements of operations was $235 and $98, respectively. For the three months ended June 30, 2024 and 2023 tax-related benefits of $66 and $29, respectively, were also recognized. Future compensation expense related to restricted stock units was $706 as of June 30, 2024 and will be recognized on a weighted average basis over the next 1.2 years.

Long-Term Incentive Plan Compensation

Lifeway has established long-term incentive-based compensation programs for certain senior executives and key employees pursuant to the terms of its incentive plans.

2020 CEO Incentive Award

During the fourth quarter 2020, Lifeway awarded a long-term equity-based incentive of $750 to its Chief Executive Officer (the “2020 CEO Award”) depending on Lifeway’s 2020 performance levels compared to the respective targets. The equity-based incentive compensation is payable in restricted stock that vests one-third in April 2022, one-third in April 2023, and one-third in April 2024. The issuance of vested equity awards is subject to approval under the Stock Purchase Agreement dated October 1, 1999. For the six months ended June 30, 2024 and 2023, $24 and $69 was expensed as stock-based compensation expense in the consolidated statements of operations, respectively. For the three months ended June 30, 2024 and 2023, $6 and $26 was expensed as stock-based compensation expense in the consolidated statements of operations, respectively. As of June 30, 2024, all compensation has been recognized.

2021 Equity Award

The 2021 long-term equity incentive plan compensation is based on Lifeway’s achievement of adjusted EBITDA performance versus the respective target established by the Board of Directors for 2021. Under the 2021 plan, collectively the participants earned equity-based incentive compensation of $1,069 based on Lifeway’s achievement of the respective financial target. The equity-based incentive compensation is payable in restricted stock that vests one-third in April 2022, one-third in April 2023, and one-third in April 2024. For the six months ended June 30, 2024 and 2023, $40 and $128 was expensed as stock-based compensation expense in the consolidated statements of operations, respectively. For the three months ended June 30, 2024 and 2023, $7 and $44 was expensed as stock-based compensation expense in the consolidated statements of operations, respectively. As of June 30, 2024, all compensation has been recognized.

2022 Equity Award

Under the 2022 long-term incentive plan, participants can earn a specified number of target level Performance Share Units (“PSUs”) contingent upon the achievement of strategic milestones during the three-year Measurement Period, which is fiscal year 2022 to 2024. The strategic milestones are 1) 3-year cumulative net revenue, and 2) 3-year cumulative adjusted EBITDA. The target number of PSU awards are weighted 50% on net revenue and 50% on adjusted EBITDA. Collectively, the participants can earn 125,066 PSUs at the target level. Participants may earn more or less than the target number of shares based on actual results, however the minimum and maximum number of shares that can be earned are bound by minimum and maximum thresholds of net revenue and adjusted EBITDA. The PSU awards will be earned and will vest, if at all, after the end of the three-year measurement period based on achievement of the milestones. The PSU awards do not vest during the three-year measurement period. The PSUs have a grant date fair value of $6.25 dollars per share. For the six months ended June 30, 2024 and 2023, $288 and $240 was expensed as stock-based compensation expense in the consolidated statements of operations, respectively. For the three months ended June 30, 2024 and 2023, $132 and $127 was expensed as stock-based compensation expense in the consolidated statements of operations, respectively.

The 2022 long-term incentive plan also granted restricted stock unit awards that contain only a service condition and vest on the passage of time in three equal installments on each of the first three anniversaries of the August 31, 2022 grant date. The stock-based compensation expense for these awards is included in the Restricted Stock Units section above.

2023 Equity Award

Under the 2023 long-term incentive plan, participants can earn a specified number of target level Performance Share Units (“PSUs”) contingent upon the achievement of strategic milestones during the three-year Measurement Period, which is fiscal year 2023 to 2025. The strategic milestones are 1) 3-year cumulative net revenue, and 2) 3-year cumulative adjusted EBITDA. The target number of PSU awards are weighted 50% on net revenue and 50% on adjusted EBITDA. Collectively, the participants can earn 115,622 PSUs at the target level. Participants may earn more or less than the target number of shares based on actual results, however the minimum and maximum number of shares that can be earned are bound by minimum and maximum thresholds of net revenue and adjusted EBITDA. The PSU awards will be earned and will vest, if at all, after the end of the three-year measurement period based on achievement of the milestones. The PSU awards do not vest during the three-year measurement period. The PSUs have a grant date fair value of $6.88 dollars per share. For the six months ended June 30, 2024 and 2023, $255 and $16 was expensed as stock-based compensation expense in the consolidated statements of operations, respectively. For the three months ended June 30, 2024 and 2023, $124 and $16 was expensed as stock-based compensation expense in the consolidated statements of operations, respectively.

The 2023 long-term incentive plan also granted restricted stock unit awards that contain only a service condition and vest on the passage of time in three equal installments on each of the first three anniversaries of the June 16, 2023 grant date. The stock-based compensation expense for these awards is included in the Restricted Stock Units section above.

2024 Equity Award

Under the 2024 long-term incentive plan, participants can earn a specified number of target level Performance Share Units (“PSUs”) contingent upon the achievement of strategic milestones during the three-year Measurement Period, which is fiscal year 2024 to 2026. The strategic milestones are 1) 3-year cumulative net revenue, and 2) 3-year cumulative adjusted EBITDA. The target number of PSU awards are weighted 50% on net revenue and 50% on adjusted EBITDA. Collectively, the participants can earn 64,986 PSUs at the target level. Participants may earn more or less than the target number of shares based on actual results, however the minimum and maximum number of shares that can be earned are bound by minimum and maximum thresholds of net revenue and adjusted EBITDA. The PSU awards will be earned and will vest, if at all, after the end of the three-year measurement period based on achievement of the milestones. The PSU awards do not vest during the three-year measurement period. The PSUs have a grant date fair value of $13.73 dollars per share. For the six months ended June 30, 2024 and 2023, $221 and $0 was expensed as stock-based compensation expense in the consolidated statements of operations, respectively. For the three months ended June 30, 2024 and 2023, $119 and $0 was expensed as stock-based compensation expense in the consolidated statements of operations, respectively.

The 2024 long-term incentive plan also granted restricted stock unit awards that contain only a service condition and vest on the passage of time in three equal installments on each of the first three anniversaries of the January 10, 2024 grant date. The stock-based compensation expense for these awards is included in the Restricted Stock Units section above.

Non-Employee Director Plan

On August 31, 2022, Lifeway stockholders approved the 2022 Non-Employee Director Equity and Deferred Compensation Plan, as amended by Amendment No. 1 approved by the Board on June 7, 2024 (the “2022 Director Plan”), which authorizes the grant of restricted stock units (“RSUs”), which will vest on such schedule as the Company, in its sole discretion, shall determine. Each non-employee director of the Company is eligible to be a participant in the 2022 Director Plan until they no longer serve as a non-employee director. As of the date of each annual shareholder meeting, or such other date as the Board shall determine, the Company may grant each director a number of RSUs for such year and set the vesting schedule for the RSUs granted. Whether and how many RSUs the Company will grant to directors in any year is subject to the sole discretion of the Company and shall in any event be subject to the 2022 Director Plan’s overall share limits. The maximum aggregate number of shares of common stock that may be issued under the 2022 Director Plan is 500 thousand shares. As of June 30, 2024, 419 thousand shares remain available to award under the 2022 Director Plan. The aggregate fair market value of shares underlying RSU compensation that may be issued as RSU compensation to a director in any year shall not exceed $170. In addition to the grant of RSUs, the 2022 Director Plan also provides for the deferral by electing participants of all or part of their cash and/or RSU compensation (in 10% increments) into a deferred RSU account as RSUs. Deferred benefits are paid in a lump sum upon the applicable director’s departure from the Board of Directors.

Retirement Benefits

Lifeway has a defined contribution plan which is available to all full-time employees. Under the terms of the plan, the Company matches employee contributions under a prescribed formula. For the six months ended June 30, 2024 and 2023 total contribution expense recognized in the consolidated statements of operations was $362 and $258, respectively. For the three months ended June 30, 2024 and 2023, total contribution expense recognized in the consolidated statements of operations was $169 and $108, respectively.

Note 12 - Earnings Per Share

The following table summarizes the effects of the share-based compensation awards on the weighted average number of shares outstanding used in calculating diluted earnings per share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
	(In thousands)
Weighted average common shares outstanding	14,727	14,654	14,709	14,649
Assumed exercise/vesting of equity awards	470	430	467	409
Weighted average diluted common shares outstanding	15,197	15,084	15,176	15,058

Note 13 – Disaggregation of Revenue and Significant Customers

Lifeway’s primary product is drinkable kefir. The Company manufactures (directly or through a co-manufacturer) and markets products under the Lifeway, Fresh Made, and GlenOaks Farms brand names, as well as under private labels on behalf of certain customers.

The Company’s product categories are:

•	Drinkable kefir, a cultured dairy product sold in a variety of organic and non-organic sizes, flavors, and types.
•	European-style soft cheeses, including farmer cheese, white cheese, and Sweet Kiss.
•	Cream and other, which primarily consists of cream, a byproduct of raw milk processing.
•	Drinkable yogurt, sold in a variety of sizes and flavors.
•	ProBugs, a line of kefir products designed for children.
•	Other dairy, which primarily consists of Fresh Made butter and sour cream.

Net sales of products by category were as follows for the six months ended June 30:

	2024		2023
In thousands	$	%	$	%

Drinkable Kefir other than ProBugs	77,543	83%	61,139	79%
Cheese	6,892	7%	6,721	9%
Cream and other	3,987	4%	3,551	5%
Drinkable Yogurt	2,918	3%	3,275	4%
ProBugs Kefir	1,750	2%	1,670	2%
Other dairy	701	1%	778	1%
Net Sales	93,791	100%	77,134	100%

Net sales of products by category were as follows for the three months ended June 30:

	2024		2023
In thousands	$	%	$	%

Drinkable Kefir other than ProBugs	41,010	83%	31,339	80%
Cheese	3,377	7%	3,376	9%
Cream and other	2,171	4%	1,659	4%
Drinkable Yogurt	1,382	3%	1,631	4%
ProBugs Kefir	884	2%	862	2%
Other dairy	333	1%	363	1%
Net Sales	49,157	100%	39,230	100%

Significant Customers

Sales are predominately to companies in the retail food industry located within the United States. Two major customers accounted for a total of approximately 26% and 23% of net sales for the six months ended June 30, 2024 and 2023, respectively. Two major customers accounted for a total of approximately 27% and 22% of net sales for the three months ended June 30, 2024 and 2023, respectively.

Geographic Information

Net sales outside the of the United States represented less than 1% of total consolidated net sales for the six months and three months ended June 30, 2024 and 2023. Net sales are determined based on the destination where the products are shipped by Lifeway.

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

Trends and Uncertainties

Current Macroeconomic Environment and Inflation Impact

Since 2022, we experienced inflationary and cost pressures due to volatility and disruption in the global economy which have increased our production and distribution costs. We experienced some moderation of inflationary pressures and pricing declines in certain of our input costs, such as milk, during 2023. We expect overall inflationary pressures to be moderate during 2024.

We have not experienced significant supply chain disruptions or labor supply shortages and have continued to satisfy customer and consumer demand for our products. Management continues to proactively manage the supply and transportation of materials used to produce and package our products, staffing, and transportation of our products to customers. This proactive planning has allowed the Company to meet increased demand.

Results of Operations

Three Months Ended June 30, 2024 Compared to Three Months Ended June 30, 2023

The following table presents certain information concerning our financial results, including information presented as a percentage of consolidated net sales:

	Three Months Ended June 30,
	2024			2023
	$	%		$	%
Net sales	49,157	100.0%		39,230	100.0%
Cost of goods sold	35,181	71.6%		27,299	69.6%
Depreciation expense	701	1.4%		651	1.7%
Total cost of goods sold	35,882	73.0%		27,950	71.3%
Gross profit	13,275	27.0%		11,280	28.7%
Selling expense	3,577	7.3%		2,571	6.6%
General & administrative expense	4,177	8.5%		3,808	9.7%
Amortization expense	135	0.3%		135	0.3%
Total operating expenses	7,889	16.1%		6,514	16.6%
Income from operations	5,386	10.9%		4,766	12.1%
Other income (expense):
Interest expense	(47)	(0.1%	)	(109)	(0.3%	)
Gain on sale of property and equipment	–	0.0%		33	0.1%
Other income (expense), net	20	0.0%		(5)	0.0%
Total other income (expense)	(27)	(0.1%	)	(81)	(0.2%	)
Income before provision for income taxes	5,359	10.8%		4,685	11.9%
Provision for income taxes	1,576	3.2%		1,529	3.9%
Net income	3,783	7.6%		3,156	8.0%

Net Sales

Net sales were $49,157 for the three-month period ended June 30, 2024, an increase of $9,927 or 25.3% versus prior year. The net sales increase was primarily driven by higher volumes of our branded drinkable kefir.

Gross Profit

Gross profit as a percentage of net sales was 27.0% and 28.7% in the three-month period ended June 30, 2024 and 2023, respectively. The decrease versus the prior year was primarily due to unfavorable milk pricing.

Selling Expense

Selling expenses increased by $1,006 to $3,577 during the three-month period ended June 30, 2024 from $2,571 during the same period in 2023. Selling expenses as a percentage of net sales increased to 7.3% in the three-month period ended June 30, 2024 from 6.6% during the same period in 2023. The increase is primarily driven by our continued investments in marketing activities.

General and Administrative Expense

General and administrative expenses increased $369 to $4,177 during the three-month period ended June 30, 2024 from $3,808 during the same period in 2023. General and administrative expenses as a percentage of net sales decreased to 8.5% in the three-month period ended June 30, 2024 from 9.7% during the same period in 2023.

Provision for Income Taxes

The provision for income taxes was $1,576 and $1,529 during the three months ended June 30, 2024 and 2023, respectively.

The effective income tax rate for the three months ended June 30, 2024 was 29.4% compared to 32.6% in the same period last year. The statutory Federal and state tax rates remained consistent from 2024 to 2023. The Company has items that are nondeductible or are discrete adjustments to tax expense. The Company consistently reflects non-deductible officer compensation expense, non-deductible compensation expense related to equity incentive awards and separate state tax rates from period to period. Although similar items were reflected in 2023, the percentage effect is different due to the difference in pre-tax income in 2024 compared to 2023.

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

Six Months Ended June 30, 2024 Compared to Three Months Ended June 30, 2023

The following table presents certain information concerning our financial results, including information presented as a percentage of consolidated net sales:

	Six Months Ended June 30,
	2024			2023
	$	%		$	%
Net sales	93,791	100.0%		77,134	100.0%
Cost of goods sold	67,619	72.1%		56,329	73.0%
Depreciation expense	1,362	1.5%		1,299	1.7%
Total cost of goods sold	68,981	73.6%		57,628	74.7%
Gross profit	24,810	26.4%		19,506	25.3%
Selling expense	7,277	7.8%		6,090	7.9%
General & administrative expense	8,313	8.9%		6,943	9.0%
Amortization expense	270	0.3%		270	0.4%
Total operating expenses	15,860	17.0%		13,303	17.3%
Income from operations	8,950	9.4%		6,203	8.0%
Other income (expense):
Interest expense	(98)	(0.1%	)	(213)	(0.3%	)
Gain on sale of property and equipment	–			33	0.0%
Other income (expense), net	15	0.0%		–	0.0%
Total other income (expense)	(83)	(0.1%	)	(180)	(0.3%	)
Income before provision for income taxes	8,867	9.3%		6,023	7.7%
Provision for income taxes	2,658	2.8%		2,037	2.6%
Net income	6,209	6.5%		3,986	5.1%

Net Sales

Net sales were at $93,791 for the six-month period ended June 30, 2024, an increase of $16,657 or 21.6% versus prior year. The net sales increase was primarily driven by higher volumes of our branded drinkable kefir.

Gross Profit

Gross profit as a percentage of net sales was 26.4% and 25.3% during the six-month period ended June 30, 2024 and 2023, respectively. The increase versus the prior year was primarily due to the higher volumes of our branded products, which provided manufacturing efficiencies and favorable fixed cost absorption.

Selling Expense

Selling expense increased by $1,187 to $7,277 during the six-month period ended June 30, 2024 from $6,090 during the same period in 2023. Selling expenses as a percentage of net sales decreased to 7.8% in the three-month period ended June 30, 2024 from 7.9% during the same period in 2023.

General and Administrative Expense

General and administrative expense increased $1,370 to $8,313 during the six-month period ended June 30, 2024 from $6,943 during the same period in 2023. The increase is primarily driven by stock-based incentive compensation and non-routine stockholder action expense.

Provision for Income Taxes

The provision for income taxes was $2,658 and $2,037 during the six months ended June 30, 2024 and 2023, respectively.

The effective income tax rate for the six months ended June 30, 2024 was 30.0% compared to 33.8% in the same period last year. The statutory Federal and state tax rates remained consistent from 2024 to 2023. The Company has items that are nondeductible or are discrete adjustments to tax expense. The Company consistently reflects non-deductible officer compensation expense, non-deductible compensation expense related to equity incentive awards and separate state tax rates from period to period. Although similar items were reflected in 2023, the percentage effect is different due to the difference in pre-tax income in 2024 compared to 2023.

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

Liquidity and Capital Resources

Management assesses the Company's liquidity in terms of its ability to generate cash to fund its operating, investing, and financing activities. The Company remains in a strong financial position, and while it has been impacted by the macroeconomic challenges with commodity inflation and other input cost increases, the Company believes that its cash flow from operations, revolving credit, and cash and cash equivalents will continue to provide sufficient liquidity for its working capital needs, capital resource requirements, and growth initiatives and to ensure the continuation of the Company as a going concern.

If additional borrowings are needed, $5,000 was available under the Revolving Credit Facility as of June 30, 2024 (see Note 7, Debt). We are in compliance with the terms of the Credit Agreement and expect to meet foreseeable financial requirements. The success of our business and financing strategies will continue to provide us with the financial flexibility to take advantage of various opportunities as they arise. To date, we have been successful in generating cash and obtaining financing as needed. However, if a serious economic or credit market crisis ensues, it could have a negative effect on our liquidity, results of operations and financial condition.

The Company’s most significant ongoing short-term cash requirements relate primarily to funding operations (including expenditures for raw materials, labor, manufacturing and distribution, trade and promotions, advertising and marketing, and income tax liabilities) as well as expenditures for property, plant and equipment.

Long-term cash requirements primarily relate to funding deferred income taxes (see Note 10, Income Taxes, in our Annual Report on Form 10-K).

Cash Flow

The following table is derived from our Consolidated Statement of Cash Flows:

	Six months Ended June 30,
Net Cash Flows Provided By (Used In):	2024	2023
Operating activities	$8,090	$5,455
Investing activities	$(3,905)	$(1,950)
Financing activities	$(2,750)	$(500)

Operating Activities

Net cash provided by operating activities was $8,090 during the six-month period ended June 30, 2024 compared to $5,455 in the same period in 2023. The increase is primarily due to higher cash earnings driven by increased product volumes.

Investing Activities

Net cash used in investing activities was $3,905 during the six-month period ended June 30, 2024 compared to $1,950 in the same period in 2023. The increase in cash used reflects our planned capital spending increase during 2024 compared to 2023. Our capital spending is focused in three core areas: growth, cost reduction, and facility improvements. Growth capital spending supports capacity expansion and new product innovation and enhancements. Cost reduction and facility improvements support manufacturing efficiency, safety, and productivity. We continue to make capital expenditures primarily to modernize manufacturing facilities and support productivity initiatives.

Financing Activities

Net cash used in financing activities was $2,750 and $500 during the six-month period ended June 30, 2024 and 2023, respectively. The cash used represents the quarterly principal payments under the term loan. The Company paid the outstanding term loan balance of $2,250 in full during the second quarter of 2024.

Debt Obligations

The Company is party to an Amended and Restated Loan and Security Agreement (as amended and modified from time to time, the “Credit Agreement”) with its existing lender and certain of its subsidiaries. The Credit Agreement provides for, among other things, a $5 million term loan to be repaid in quarterly installments of principal and interest over a term of five years, a revolving line of credit up to a maximum of $5 million (the “Revolving Credit Facility”) and an incremental facility not to exceed $5 million. The termination date of the term loan is August 18, 2026, unless earlier terminated. The term loan was terminated during the second quarter of 2024 upon payment of the outstanding loan balance in full. The termination date of the revolving credit facility is June 30, 2025, unless earlier terminated.

As of June 30, 2024, the Company had $0 outstanding under the Revolving Credit Facility and note payable. The Company had $5,000 available for future borrowings under the Revolving Credit Facility as of June 30, 2024.

All outstanding amounts under the loans bear interest at the Secured Overnight Financing Rate (“SOFR”), plus 2.07%. Interest is payable monthly in arrears. Lifeway is also required to pay a quarterly unused line fee of 0.20% on the Revolving Credit Facility, and in conjunction with the issuance of any letters of credit, a letter of credit fee of 0.20%.

The Company is in compliance with all applicable financial debt covenants as of June 30, 2024. See Note 7 to our Consolidated Financial Statements for additional information regarding our indebtedness and related agreements.

Recent Accounting Pronouncements

Information regarding recent accounting pronouncements is provided in Note 2 – Summary of Significant Accounting Policies.

Critical Accounting Policies and Estimates

A description of the Company's critical accounting policies and estimates is contained in its Annual Report on Form 10-K for the year ended December 31, 2023. There were no material changes to the Company’s critical accounting policies and estimates in the six months ended June 30, 2024.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

The Company has established disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (“SEC”), and such information is accumulated and communicated to management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure. Management, together with our CEO and CFO, evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2024. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of June 30, 2024.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the quarter ended June 30, 2024 that has materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 5. OTHER INFORMATION.

During the quarter ended June 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

ITEM 6. EXHIBITS.

No.	Description	Form	Period Ending	Exhibit	Filing Date

10.1+	First Amendment to the 2022 Non-Employee Director Plan	Filed Herewith

31.1	Rule 13a-14(a)/15d-14(a) Certification of Julie Smolyansky	Filed Herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification of Eric Hanson	Filed Herewith

32.1	Section 1350 Certification of Julie Smolyansky*	Furnished Herewith

32.2	Section 1350 Certification of Eric Hanson*	Furnished Herewith

99.1	Press release dated August 13, 2024 reporting Lifeway’s financial results for the three months ended June 30, 2024*	Furnished Herewith

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in IXBRL, and included in exhibit 101).

+	Indicates a management contract or compensatory plan or arrangement.
*	The exhibits deemed furnished with this Form 10-Q and are not deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall they be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act., whether made before or after the date of the filing of this Form 10-Q and irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIFEWAY FOODS, INC.

Date: Aug 13, 2024	By:	/s/ Julie Smolyansky
Julie Smolyansky
Chief Executive Officer, President, and Director
(Principal Executive Officer)

Date: Aug 13, 2024	By:	/s/ Eric Hanson
Eric Hanson
Chief Financial & Accounting Officer
(Principal Financial and Accounting Officer)

