Form 10-Q
period 2024-09-30
Lifeway Foods, Inc.
filed 2024-11-14
CIK 814586

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒       QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2024

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

(847) 967-1010

(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, No Par Value	LWAY	NASDAQ Global Market
Preferred Stock Purchase Rights	n/a	NASDAQ Global Market

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

Number of shares of Common Stock, no par value, outstanding as of November 6, 2024: 14,816,470.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

LIFEWAY FOODS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

September 30, 2024 and December 31, 2023

(In thousands)

	September 30, 2024	December 31,
	(Unaudited)	2023
Current assets
Cash and cash equivalents	$20,558	$13,198
Accounts receivable, net of allowance for credit losses and discounts & allowances of $1,320 and $1,270 at September 30, 2024 and December 31, 2023 respectively	13,495	13,875
Inventories, net	8,441	9,104
Prepaid expenses and other current assets	1,893	2,019
Refundable income taxes	379	–
Total current assets	44,766	38,196

Property, plant and equipment, net	26,310	22,764
Operating lease right-of-use asset	136	192
Goodwill	11,704	11,704
Intangible assets, net	6,493	6,898
Other assets	1,900	1,900
Total assets	$91,309	$81,654

Current liabilities
Current portion of note payable	$–	$1,250
Accounts payable	11,117	9,976
Accrued expenses	5,589	4,916
Accrued income taxes	–	474
Total current liabilities	16,706	16,616
Note payable	–	1,483
Operating lease liabilities	79	118
Deferred income taxes, net	3,001	3,001
Total liabilities	19,786	21,218

Commitments and contingencies (Note 9)

Stockholders’ equity
Preferred stock, no par value; 2,500 shares authorized; no shares issued or outstanding at September 30, 2024 and December 31, 2023	–	–
Common stock, no par value; 40,000 shares authorized; 17,274 shares issued; 14,816 and 14,691 outstanding at September 30, 2024 and December 31, 2023, respectively	6,509	6,509
Paid-in capital	5,915	4,825
Treasury stock, at cost	(15,883)	(16,695)
Retained earnings	74,982	65,797
Total stockholders' equity	71,523	60,436

Total liabilities and stockholders' equity	$91,309	$81,654

See accompanying notes to consolidated financial statements

LIFEWAY FOODS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

For the three and nine months ended September 30, 2024 and 2023

(Unaudited)

(In thousands, except per share data)

	Three Months Ended September 30,		Nine months Ended September 30,
	2024	2023	2024	2023

Net sales	$46,095	$40,896	$139,886	$118,030

Cost of goods sold	33,508	29,099	101,127	85,428
Depreciation expense	720	654	2,082	1,953
Total cost of goods sold	34,228	29,753	103,209	87,381

Gross profit	11,867	11,143	36,677	30,649

Selling expense	3,979	2,884	11,256	8,974
General and administrative expense	3,564	3,085	11,877	10,028
Amortization expense	135	135	405	405
Total operating expenses	7,678	6,104	23,538	19,407

Income from operations	4,189	5,039	13,139	11,242

Other income (expense):
Interest expense	(4)	(109)	(102)	(322)
Gain on sale of property and equipment	3	–	3	33
Other income (expense), net	138	(1)	153	(1)
Total other income (expense)	137	(110)	54	(290)

Income before provision for income taxes	4,326	4,929	13,193	10,952

Provision for income taxes	1,350	1,517	4,008	3,554

Net income	$2,976	$3,412	$9,185	$7,398

Net earnings per common share:
Basic	$0.20	$0.23	$0.62	$0.50
Diluted	$0.19	$0.23	$0.60	$0.49

Weighted average common shares outstanding:
Basic	14,801	14,677	14,740	14,659
Diluted	15,265	15,101	15,194	15,063

See accompanying notes to consolidated financial statements

LIFEWAY FOODS, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

(Unaudited)

(In thousands)

	Common Stock
	Issued		In treasury		Paid-In	Retained	Total
	Shares	$	Shares	$	Capital	Earnings	Equity
Balance, January 1, 2023	17,274	$6,509	(2,629)	$(16,993)	$3,624	$54,430	$47,570

Stock-based compensation	–	–	–	–	343	–	343

Net income	–	–	–	–	–	830	830

Balance, March 31, 2023	17,274	$6,509	(2,629)	$(16,993)	$3,967	$55,260	$48,743

Issuance of common stock in connection with stock-based compensation	–	–	11	73	(112)	–	(39)

Stock-based compensation	–	–	–	–	312	–	312

Net income	–	–	–	–	–	3,156	3,156

Balance, June 30, 2023	17,274	$6,509	(2,618)	$(16,920)	$4,167	$58,416	$52,172

Issuance of common stock in connection with stock-based compensation	–	–	35	225	(252)	–	(27)

Stock-based compensation	–	–	–	–	423	–	423

Net income	–	–	–	–	–	3,412	3,412

Balance, September 30, 2023	17,274	$6,509	(2,583)	$(16,995)	$4,338	$61,828	$55,980

(continued)

LIFEWAY FOODS, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

(Unaudited)

(In thousands)

	Common Stock
	Issued		In treasury		Paid-In	Retained	Total
	Shares	$	Shares	$	Capital	Earnings	Equity
Balance, January 1, 2024	17,274	$6,509	(2,583)	$(16,695)	$4,825	$65,797	$60,436

Stock-based compensation	–	–	–	–	673	–	673

Net income	–	–	–	–	–	2,426	2,426

Balance, March 31, 2024	17,274	$6,509	(2,583)	$(16,695)	$5,498	$68,223	$63,535

Issuance of common stock in connection with stock-based compensation	–	–	89	575	(739)	–	(164)

Issuance of common stock on exercise of stock options	–	–	11	70	36	–	106

Stock-based compensation	–	–	–	–	737	–	737

Net income	–	–	–	–	–	3,783	3,783

Balance, June 30, 2024	17,274	$6,509	(2,483)	$(16,050)	$5,532	$72,006	$67,997

Issuance of common stock in connection with stock-based compensation	–	–	26	167	(220)	–	(53)

Stock-based compensation	–	–	–	–	603	–	603

Net income	–	–	–	–	–	2,976	2,976

Balance, September 30, 2024	17,274	$6,509	(2,457)	$(15,883)	$5,915	$74,982	$71,523

See accompanying notes to consolidated financial statements

LIFEWAY FOODS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Nine months ended September 30,
	2024	2023
Cash flows from operating activities:
Net income	$9,185	$7,398
Adjustments to reconcile net income to operating cash flow:
Depreciation and amortization	2,487	2,358
Stock-based compensation	1,898	1,078
Non-cash interest expense	17	5
Bad debt expense	–	2
Gain on sale of equipment	(3)	(33)
(Increase) decrease in operating assets:
Accounts receivable	379	(1,683)
Inventories	663	310
Refundable income taxes	(379)	(216)
Prepaid expenses and other current assets	125	(176)
Increase (decrease) in operating liabilities:
Accounts payable	949	928
Accrued expenses	694	1,673
Accrued income taxes	(474)	500
Net cash provided by operating activities	15,541	12,144

Cash flows from investing activities:
Purchases of property and equipment	(5,445)	(3,146)
Proceeds from sales or equipment	14	40
Purchase of investments	–	(100)
Net cash used in investing activities	(5,431)	(3,206)

Cash flows from financing activities:
Repayment of note payable	(2,750)	(750)
Net cash used in financing activities	(2,750)	(750)

Net increase in cash and cash equivalents	7,360	8,188

Cash and cash equivalents at the beginning of the period	13,198	4,444

Cash and cash equivalents at the end of the period	$20,558	$12,632

Supplemental cash flow information:
Cash paid for income taxes, net of (refunds)	$4,861	$3,270
Cash paid for interest	$95	$343

Non-cash investing activities
Accrued purchase of property and equipment	$331	$194
Increase in right-of-use assets and operating lease obligations	$–	$86

See accompanying notes to consolidated financial statements

LIFEWAY FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data)

Note 1 – Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. (“U.S. GAAP”) for interim financial information, and do not include certain information and footnote disclosures required for complete, audited financial statements. In the opinion of management, these statements include all adjustments necessary for a fair presentation of the results of all interim periods reported herein. The consolidated financial statements and related notes should be read in conjunction with the consolidated financial statements and related notes included in the Annual Report on Form 10-K for the fiscal year ended December 31, 2023 filed by Lifeway Foods, Inc. (together with all of its wholly-owned subsidiaries unless the context otherwise requires, the “Company”). Results of operations for any interim period are not necessarily indicative of future or annual results.

Principles of consolidation

The consolidated financial statements include the accounts of Lifeway Foods, Inc. and all its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

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

Advertising and promotional costs

Advertising costs are expensed as incurred and reported in Selling expense in the Company’s consolidated statement of operations. Total advertising expense was $4,131 and $2,884 for the nine months ended September 30, 2024 and 2023, respectively. Total advertising expense was $1,599 and $878 for the three months ended September 30, 2024 and 2023, respectively.

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

Recent accounting pronouncements

Issued but not yet effective

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-07: Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The new standard requires entities to report incremental information about significant segment expenses included in a segment’s profit or loss measure as well as the name and title of the chief operating decision maker. The new standard also requires interim disclosures related to reportable segment profit or loss and assets that had previously only been disclosed annually. The new standard is effective for our annual period ending December 31, 2024 and our interim periods during the fiscal year ending December 31, 2025. The new standard does not affect recognition or measurement in the Company’s consolidated financial statements.

In December 2023, the FASB issued ASU No. 2023-09: Income Taxes (Topic 740): Improvements to Income Tax Disclosures that requires entities to disclose additional information about federal, state, and foreign income taxes primarily related to the income tax rate reconciliation and income taxes paid. The new standard also eliminates certain existing disclosure requirements related to uncertain tax positions and unrecognized deferred tax liabilities. The new standard is effective for our fiscal year ending December 31, 2025. The guidance does not affect recognition or measurement in the Company’s consolidated financial statements.

In November 2024, the FASB issued ASU 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Topic 220): Disaggregation of Income Statement Expenses. The new standard requires additional disclosure of certain amounts included in the expense captions presented on the Statement of Operations as well as disclosures about selling expenses. The new standard is effective on a prospective basis, with the option for retrospective application, for our annual period ending December 31, 2027 and our interim periods during the fiscal year ending December 31, 2028. The new standard does not affect recognition or measurement in the Company’s consolidated financial statements.

Note 3 – Inventories, net

Inventories consisted of the following:

	September 30, 2024	December 31, 2023
Ingredients	$2,360	$2,929
Packaging	2,532	3,014
Finished goods	3,549	3,161
Total inventories, net	$8,441	$9,104

Note 4 – Property, Plant and Equipment, net

Property, plant and equipment consisted of the following:

	September 30, 2024	December 31, 2023
Land	$1,565	$1,565
Buildings and improvements	22,667	21,661
Machinery and equipment	36,222	33,573
Vehicles	626	705
Office equipment	1,072	1,072
Construction in process	3,843	2,154
	65,995	60,730
Less accumulated depreciation	(39,685)	(37,966)
Total property, plant and equipment, net	$26,310	$22,764

Note 5 – Goodwill and Intangible Assets

Goodwill

Goodwill consisted of the following:

Total
Balance at December 31, 2023
Goodwill	$12,948
Accumulated impairment losses	(1,244)
$11,704

Balance at September 30, 2024
Goodwill	$12,948
Accumulated impairment losses	(1,244)
$11,704

Intangible Assets

Other intangible assets, net consisted of the following:

	September 30, 2024			December 31, 2023
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount

Recipes	$44	$(44)	$–	$44	$(44)	$–
Customer lists and other customer related intangibles	4,529	(4,529)	–	4,529	(4,529)	–
Customer relationships	3,385	(1,492)	1,893	3,385	(1,372)	2,013
Brand names	7,948	(3,348)	4,600	7,948	(3,063)	4,885
Formula	438	(438)	–	438	(438)	–
Total intangible assets, net	$16,344	$(9,851)	$6,493	$16,344	$(9,446)	$6,898

Estimated amortization expense on intangible assets for the next five years is as follows:

Year	Amortization
Three months ended December 31, 2024	$135
2025	$540
2026	$540
2027	$540
2028	$540

The weighted-average remaining amortization expense period for the customer relationship and brand name intangible assets is 11.8 and 12.1 years, respectively, as of September 30, 2024. The weighted-average remaining amortization expense period for total intangible assets is 12.0 years as of September 30, 2024.

Note 6 – Accrued Expenses

Accrued expenses consisted of the following:

	September 30, 2024	December 31, 2023
Payroll and incentive compensation	$4,747	$3,853
Real estate taxes	410	442
Utilities	209	241
Current portion of operating lease liabilities	57	74
Other	166	306
Total accrued expenses	$5,589	$4,916

Note 7 – Debt

Note payable consisted of the following:

	September 30, 2024	December 31, 2023
Term loan due August 18, 2026. Interest payable monthly.	$–	$2,750
Unamortized deferred financing costs	–	(17)
Total note payable	–	2,733
Less current portion	–	(1,250)
Total long-term portion	$–	$1,483

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

Lifeway was in compliance with the fixed charge coverage ratio and minimum working capital covenants at September 30, 2024.

Revolving Credit Facility

As of September 30, 2024, the Company had $0 outstanding under the Revolving Credit Facility. The Company had $5,000 available for future borrowings under the Revolving Credit Facility as of September 30, 2024.

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

The Company does not record leases with an initial term of 12 months or less on the balance sheet. Expense for these short-term leases is recorded on a straight-line basis over the lease term. Total lease expense was $110 and $102 (including short term leases) for the nine months ended September 30, 2024 and 2023, respectively. Total lease expense was $33 and $41 (including short term leases) for the three months ended September 30, 2024 and 2023, respectively.

Future maturities of lease liabilities were as follows:

Year	Operating Leases
Three months ended December 31, 2024	$21
2025	55
2026	31
2027	21
2028	17
Thereafter	10
Total lease payments	155
Less: Interest	(19)
Present value of lease liabilities	$136

The weighted-average remaining lease term for its operating leases was 3.4 years as of September 30, 2024. The weighted average discount rate of its operating leases was 8.94% as of September 30, 2024. Cash paid for amounts included in the measurement of lease liabilities was $68 and $70 for the nine months ended September 30, 2024 and 2023, respectively. Cash paid for amounts included in the measurement of lease liabilities was $22 and $24 for the three months ended September 30, 2024 and 2023, respectively.

Note 9 – Commitments and contingencies

Litigation

Lifeway is involved in various legal proceedings, claims, disputes, regulatory matters, audits, and proceedings arising in the ordinary course of, or incidental to, the Company’s business, including commercial disputes, product liabilities, intellectual property matters and employment-related matters.

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

Note 10 – Income taxes

Income taxes were recognized at effective rates of 30.4% and 32.5% for the nine months ended September 30, 2024 and 2023, respectively. Income taxes were recognized at effective rates of 31.2% and 30.8% for the three months ended September 30, 2024 and 2023, respectively.

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

Unrecognized tax benefits were $0 at September 30, 2024 and 2023. The Company does not expect material changes to its unrecognized tax benefits during the next twelve months.

Note 11 – Stock-based and Other Compensation

Omnibus Incentive Plan

In December 2015, Lifeway stockholders approved the 2015 Omnibus Incentive Plan, which authorized the issuance of an aggregate of 3.5 million shares to satisfy awards of stock options, stock appreciation rights, unrestricted stock, restricted stock, restricted stock units, performance shares and performance units to qualifying employees. Under the 2015 Omnibus Incentive Plan, the Board of Directors or its Compensation Committee approves stock awards to executive officers and certain senior executives, generally in the form of restricted stock or performance shares. The number of performance shares that participants may earn depends on the extent to which the corresponding performance goals have been achieved. Stock awards generally vest over a three-year performance or service period. At September 30, 2024, no shares remain available for award under the 2015 Omnibus Incentive Plan as it was terminated on August 31, 2022. However, any outstanding awards under the 2015 Omnibus Incentive Plan are unaffected by the termination of the 2015 Omnibus Incentive Plan or by the approval of the 2022 Omnibus Incentive Plan (the “2022 Plan”) as described below.

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

Awards granted under the 2022 Plan are generally subject to a minimum vesting period of at least one year. Awards may be subject to cliff-vesting or graded-vesting conditions, with graded vesting starting no earlier than one year after the grant date. The Plan Administrator may provide for shorter vesting periods in an award agreement for no more than five percent of the maximum number of shares authorized for issuance under the 2022 Plan. As of September 30, 2024, 2.64 million shares remain available to award under the 2022 Plan.

Stock Options

The following table summarizes stock option activity during the nine months ended September 30, 2024:

	Options	Weighted average exercise price	Weighted average remaining contractual life	Aggregate intrinsic value
	(In thousands)
Outstanding at December 31, 2023	41	$10.42	2.21	$121
Granted	–	–	–	–
Exercised	(11)	10.41	–	–
Forfeited	–	–	–	–
Outstanding at September 30, 2024	30	$10.42	1.46	$460
Exercisable at September 30, 2024	30	$10.42	1.46	$460

Restricted Stock Units

A Restricted Stock Unit (“RSU”) represents the right to receive one share of common stock in the future. RSUs have no exercise price. The grant date fair value of the awards is determined by the Company’s closing stock price on the grant date. Lifeway expenses RSUs over the vesting period. The following table summarizes RSU activity during the three months ended September 30, 2024.

	Restricted Stock Units	Weighted Average Grant Date Fair Value
	(In thousands)
Outstanding at December 31, 2023	207	$6.89
Granted	57	13.12
Shares issued upon vesting	(35)	7.27
Forfeited	–	–
Outstanding at September 30, 2024	229	$8.38
Vested and deferred at September 30, 2024	109	$7.02

For the nine months ended September 30, 2024 and 2023 total pre-tax stock-based compensation expense recognized in the consolidated statements of operations was $703 and $356, respectively. For the nine months ended September 30, 2024 and 2023 tax-related benefits of $197 and $100, respectively, were also recognized. For the three months ended September 30, 2024 and 2023 total pre-tax stock-based compensation expense recognized in the consolidated statements of operations was $235 and $154, respectively. For the three months ended September 30, 2024 and 2023 tax-related benefits of $66 and $43, respectively, were also recognized. Future compensation expense related to restricted stock units was $793 as of September 30, 2024 and will be recognized on a weighted average basis over the next 1.25 years.

Long-Term Incentive Plan Compensation

Lifeway has established long-term incentive-based compensation programs for certain senior executives and key employees pursuant to the terms of its incentive plans.

2020 CEO Incentive Award

During the fourth quarter 2020, Lifeway awarded a long-term equity-based incentive of $750 to its Chief Executive Officer (the “2020 CEO Award”) depending on Lifeway’s 2020 performance levels compared to the respective targets. The equity-based incentive compensation is payable in restricted stock that vests one-third in April 2022, one-third in April 2023, and one-third in April 2024. The issuance of vested equity awards is subject to approval under the Stock Purchase Agreement dated October 1, 1999. For the nine months ended September 30, 2024 and 2023, $24 and $87 was expensed as stock-based compensation expense in the consolidated statements of operations, respectively. For the three months ended September 30, 2024 and 2023, $0 and $18 was expensed as stock-based compensation expense in the consolidated statements of operations, respectively. As of September 30, 2024, all compensation has been recognized.

2021 Equity Award

The 2021 long-term equity incentive plan compensation is based on Lifeway’s achievement of adjusted EBITDA performance versus the respective target established by the Board of Directors for 2021. Under the 2021 plan, collectively the participants earned equity-based incentive compensation of $1,069 based on Lifeway’s achievement of the respective financial target. The equity-based incentive compensation is payable in restricted stock that vests one-third in April 2022, one-third in April 2023, and one-third in April 2024. For the nine months ended September 30, 2024 and 2023, $40 and $161 was expensed as stock-based compensation expense in the consolidated statements of operations, respectively. For the three months ended September 30, 2024 and 2023, $0 and $33 was expensed as stock-based compensation expense in the consolidated statements of operations, respectively. As of September 30, 2024, all compensation has been recognized.

2022 Equity Award

Under the 2022 long-term incentive plan, participants can earn a specified number of target level Performance Share Units (“PSUs”) contingent upon the achievement of strategic milestones during the three-year Measurement Period, which is fiscal year 2022 to 2024. The strategic milestones are 1) 3-year cumulative net revenue, and 2) 3-year cumulative adjusted EBITDA. The target number of PSU awards are weighted 50% on net revenue and 50% on adjusted EBITDA. Collectively, the participants can earn 125,066 PSUs at the target level. Participants may earn more or less than the target number of shares based on actual results, however the minimum and maximum number of shares that can be earned are bound by minimum and maximum thresholds of net revenue and adjusted EBITDA. The PSU awards will be earned and will vest, if at all, after the end of the three-year measurement period based on achievement of the milestones. The PSU awards do not vest during the three-year measurement period. The PSUs have a grant date fair value of $6.25 per share. For the nine months ended September 30, 2024 and 2023, $420 and $356 was expensed as stock-based compensation expense in the consolidated statements of operations, respectively. For the three months ended September 30, 2024 and 2023, $132 and $116 was expensed as stock-based compensation expense in the consolidated statements of operations, respectively.

The 2022 long-term incentive plan also granted restricted stock unit awards that contain only a service condition and vest on the passage of time in three equal installments on each of the first three anniversaries of the August 31, 2022 grant date. The stock-based compensation expense for these awards is included in the Restricted Stock Units section above.

2023 Equity Award

Under the 2023 long-term incentive plan, participants can earn a specified number of target level Performance Share Units (“PSUs”) contingent upon the achievement of strategic milestones during the three-year Measurement Period, which is fiscal year 2023 to 2025. The strategic milestones are 1) 3-year cumulative net revenue, and 2) 3-year cumulative adjusted EBITDA. The target number of PSU awards are weighted 50% on net revenue and 50% on adjusted EBITDA. Collectively, the participants can earn 115,622 PSUs at the target level. Participants may earn more or less than the target number of shares based on actual results, however the minimum and maximum number of shares that can be earned are bound by minimum and maximum thresholds of net revenue and adjusted EBITDA. The PSU awards will be earned and will vest, if at all, after the end of the three-year measurement period based on achievement of the milestones. The PSU awards do not vest during the three-year measurement period. The PSUs have a grant date fair value of $6.88 per share. For the nine months ended September 30, 2024 and 2023, $377 and $118 was expensed as stock-based compensation expense in the consolidated statements of operations, respectively. For the three months ended September 30, 2024 and 2023, $122 and $102 was expensed as stock-based compensation expense in the consolidated statements of operations, respectively.

The 2023 long-term incentive plan also granted restricted stock unit awards that contain only a service condition and vest on the passage of time in three equal installments on each of the first three anniversaries of the June 16, 2023 grant date. The stock-based compensation expense for these awards is included in the Restricted Stock Units section above.

2024 Equity Award

Under the 2024 long-term incentive plan, participants can earn a specified number of target level Performance Share Units (“PSUs”) contingent upon the achievement of strategic milestones during the three-year Measurement Period, which is fiscal year 2024 to 2026. The strategic milestones are 1) 3-year cumulative net revenue, and 2) 3-year cumulative adjusted EBITDA. The target number of PSU awards are weighted 50% on net revenue and 50% on adjusted EBITDA. Collectively, the participants can earn 64,986 PSUs at the target level. Participants may earn more or less than the target number of shares based on actual results, however the minimum and maximum number of shares that can be earned are bound by minimum and maximum thresholds of net revenue and adjusted EBITDA. The PSU awards will be earned and will vest, if at all, after the end of the three-year measurement period based on achievement of the milestones. The PSU awards do not vest during the three-year measurement period. The PSUs have a grant date fair value of $13.73 per share. For the nine months ended September 30, 2024 and 2023, $334 and $0 was expensed as stock-based compensation expense in the consolidated statements of operations, respectively. For the three months ended September 30, 2024 and 2023, $113 and $0 was expensed as stock-based compensation expense in the consolidated statements of operations, respectively.

The 2024 long-term incentive plan also granted restricted stock unit awards that contain only a service condition and vest on the passage of time in three equal installments on each of the first three anniversaries of the January 10, 2024 grant date. The stock-based compensation expense for these awards is included in the Restricted Stock Units section above.

Non-Employee Director Plan

On August 31, 2022, Lifeway stockholders approved the 2022 Non-Employee Director Equity and Deferred Compensation Plan, as amended by Amendment No. 1 approved by the Board on June 7, 2024 (the “2022 Director Plan”), which authorizes the grant of restricted stock units (“RSUs”), which will vest on such schedule as the Company, in its sole discretion, shall determine. Each non-employee director of the Company is eligible to be a participant in the 2022 Director Plan until they no longer serve as a non-employee director. As of the date of each annual shareholder meeting, or such other date as the Board shall determine, the Company may grant each director a number of RSUs for such year and set the vesting schedule for the RSUs granted. Whether and how many RSUs the Company will grant to directors in any year is subject to the sole discretion of the Company and shall in any event be subject to the 2022 Director Plan’s overall share limits. The maximum aggregate number of shares of common stock that may be issued under the 2022 Director Plan is 500 thousand shares. As of September 30, 2024, 394 thousand shares remain available to award under the 2022 Director Plan. The aggregate fair market value of shares underlying RSU compensation that may be issued as RSU compensation to a director in any year shall not exceed $170. In addition to the grant of RSUs, the 2022 Director Plan also provides for the deferral by electing participants of all or part of their cash and/or RSU compensation (in 10% increments) into a deferred RSU account as RSUs. Deferred benefits are paid in a lump sum upon the applicable director’s departure from the Board of Directors.

Retirement Benefits

Lifeway has a defined contribution plan which is available to all full-time employees. Under the terms of the plan, the Company matches employee contributions under a prescribed formula. For the nine months ended September 30, 2024 and 2023 total contribution expense recognized in the consolidated statements of operations was $495 and $364, respectively. For the three months ended September 30, 2024 and 2023, total contribution expense recognized in the consolidated statements of operations was $133 and $106, respectively.

Note 12 - Earnings Per Share

The following table summarizes the effects of the share-based compensation awards on the weighted average number of shares outstanding used in calculating diluted earnings per share:

	Three Months Ended		Nine months Ended
	September 30,		September 30,
	2024	2023	2024	2023
	(In thousands)
Weighted average common shares outstanding	14,801	14,677	14,740	14,659
Assumed exercise/vesting of equity awards	464	424	454	404
Weighted average diluted common shares outstanding	15,265	15,101	15,194	15,063

Note 13 – Disaggregation of Revenue and Significant Customers

Lifeway’s primary product is drinkable kefir. The Company manufactures (directly or through a co-manufacturer) and markets products under the Lifeway, Fresh Made, and GlenOaks Farms brand names, as well as under private labels on behalf of certain customers.

The Company’s product categories are:

•	Drinkable kefir, a cultured dairy product sold in a variety of organic and non-organic sizes, flavors, and types.
•	European-style soft cheeses, including farmer cheese, white cheese, and Sweet Kiss.
•	Cream and other, which primarily consists of cream, a byproduct of raw milk processing.
•	Drinkable yogurt, sold in a variety of sizes and flavors.
•	ProBugs, a line of kefir products designed for children.
•	Other dairy, which primarily consists of Fresh Made butter and sour cream.

Net sales of products by category were as follows for the nine months ended September 30:

	2024		2023
In thousands	$	%	$	%

Drinkable Kefir other than ProBugs	115,280	82%	94,174	80%
Cheese	10,476	8%	10,074	9%
Cream and other	6,202	4%	5,362	4%
Drinkable Yogurt	4,419	3%	4,760	4%
ProBugs Kefir	2,494	2%	2,490	2%
Other dairy	1,015	1%	1,170	1%
Net Sales	139,886	100%	118,030	100%

Net sales of products by category were as follows for the three months ended September 30:

	2024		2023
In thousands	$	%	$	%

Drinkable Kefir other than ProBugs	37,737	82%	33,035	81%
Cheese	3,584	8%	3,353	8%
Cream and other	2,215	5%	1,811	4%
Drinkable Yogurt	1,501	3%	1,485	4%
ProBugs Kefir	744	1%	820	2%
Other dairy	314	1%	392	1%
Net Sales	46,095	100%	40,896	100%

Significant Customers

Sales are predominately to companies in the retail food industry located within the United States. Two major customers accounted for a total of approximately 25% and 23% of net sales for the nine months ended September 30, 2024 and 2023, respectively. Two major customers accounted for a total of approximately 24% of net sales for the three months ended September 30, 2024 and 2023.

Geographic Information

Net sales outside the of the United States represented less than 1% of total consolidated net sales for the nine months and three months ended September 30, 2024 and 2023. Net sales outside of the United States are determined based on where ownership transfers to the customer.

All the Company’s long-lived assets are in the United States.

Note 14 – Subsequent Events

On November 4, 2024, the Company entered into a Shareholder Rights Agreement with Computershare Trust Company, N.A., as rights agent (the “Rights Agreement”). Pursuant to the Rights Agreement, the Company’s board of directors declared a dividend of one preferred share purchase right (each a “Right”) for each outstanding share of Company common stock to stockholders of record as of the close of business on November 18, 2024. Each Right entitles its holder, subject to the terms of the Rights Agreement, to purchase from the Company one one-thousandth of one share of Series A Junior Participating Preferred Stock, no par value, of the Company at an exercise price of $130.00 per Right, subject to adjustment. Rights will attach to any shares of Company common stock that become outstanding after November 18, 2024 and prior to the earlier of the Distribution Time (as defined in the Rights Agreement) and the redemption or expiration of the Rights, and in certain other circumstances described in the Rights Agreement.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) in this Form 10-Q is provided as a supplement to, and should be read in conjunction with, our audited consolidated financial statements, the accompanying notes, and the MD&A included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (the “Form 10-K”). Unless otherwise specified, any description of “our”, “we”, and “us” in this MD&A refer to Lifeway Foods, Inc. (“Lifeway”) and our wholly-owned subsidiaries.

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

Products

In October 2024, we began to roll out our first products with 100% lactose free labeling. Our products were already up to 99% lactose free, so we are pleased to further attract consumers with our new Organic Whole Milk Flavor Fusion items that have this added benefit, along with decreased sugar content. New on-trend flavors like Hot Honey, Matcha Latte, and Passionfruit Lychee – just to name a few – are amazing additions to our portfolio. The entire lineup is loaded with high-quality bioavailable nutrients, and plays to our strengths, as our organic products have been incredibly successful to date.

We expect health and wellness trends to continue to be a tailwind for our entire premium product portfolio. We plan to continue to invest behind our key products to capture more and more of this growing market,

Distribution Strategy

In September 2024, we announced our first expansion of Kefir distribution in the South African market. In November 2024, we announced our expansion within Dubai and the UAE. The offering of 32oz Lifeway Kefir, 8oz Lactose-Free Lifeway Kefir, ProBugs and farmer cheese, exported from the United States, is expected to begin shipping in the fourth quarter of 2024 and will become available in supermarkets and hypermarkets in Dubai and across the Emirates. We are taking a measured, and thoughtful approach to global expansion, as we seek markets that are primed for success and can be accessed without a major initial investment.

Unsolicited Offer

On November 5, 2024, we announced that our board of directors (our “Board”) determined after careful and thorough consideration, in consultation with its independent financial and legal advisors, that the unsolicited proposal made on September 23, 2024 by Danone North America PBC (“Danone”) to acquire all of the shares of the Company that it does not already own for $25.00 per share substantially undervalues the Company and is not in the best interests of the Company and its stockholders or other stakeholders. In connection with that determination, we entered into a Shareholder Rights Agreement with Computershare Trust Company, N.A., as rights agent (the “Rights Agreement”). Pursuant to the Rights Agreement, our Board declared a dividend of one preferred share purchase right (each a “Right”) for each outstanding share of Company common stock to stockholders of record as of the close of business on November 18, 2024. Each Right entitles its holder, subject to the terms of the Rights Agreement, to purchase from the Company one one-thousandth of one share of Series A Junior Participating Preferred Stock, no par value, of the Company at an exercise price of $130.00 per Right, subject to adjustment. Rights will attach to any shares of Company common stock that become outstanding after November 18, 2024 and prior to the earlier of the Distribution Time (as defined in the Rights Agreement) and the redemption or expiration of the Rights, and in certain other circumstances described in the Rights Agreement.

Trends and Uncertainties

Current Macroeconomic Environment

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

Results of Operations

Three Months Ended September 30, 2024 Compared to Three Months Ended September 30, 2023

The following table presents certain information concerning our financial results, including information presented as a percentage of consolidated net sales:

	Three Months Ended September 30,
	2024			2023
	$	%		$	%
Net sales	46,095	100.0%		40,896	100.0%
Cost of goods sold	33,508	72.7%		29,099	71.2%
Depreciation expense	720	1.6%		654	1.6%
Total cost of goods sold	34,228	74.3%		29,753	72.8%
Gross profit	11,867	25.7%		11,143	27.2%
Selling expense	3,979	8.6%		2,884	7.1%
General & administrative expense	3,564	7.7%		3,085	7.5%
Amortization expense	135	0.3%		135	0.3%
Total operating expenses	7,678	16.6%		6,104	14.9%
Income from operations	4,189	9.1%		5,039	12.3%
Other income (expense):
Interest expense	(4)	(0.0%	)	(109)	(0.3%	)
Gain on sale of property and equipment	3	0.0%		–	0.0%
Other income (expense), net	138	0.3%		(1)	0.0%
Total other income (expense)	137	0.3%		(110)	(0.3%	)
Income before provision for income taxes	4,326	9.4%		4,929	12.0%
Provision for income taxes	1,350	2.9%		1,517	3.7%
Net income	2,976	6.5%		3,412	8.3%

Net Sales

Net sales were $46,095 for the three-month period ended September 30, 2024, an increase of $5,199 or 12.7% versus prior year. The net sales increase was primarily driven by higher volumes of our branded drinkable kefir.

Gross Profit

Gross profit as a percentage of net sales was 25.7% and 27.2% in the three-month period ended September 30, 2024 and 2023, respectively. The decrease versus the prior year was primarily due to unfavorable milk pricing, partially offset by favorable transportation costs.

Selling Expense

Selling expenses increased by $1,095 to $3,979 during the three-month period ended September 30, 2024 from $2,884 during the same period in 2023. Selling expenses as a percentage of net sales increased to 8.6% in the three-month period ended September 30, 2024 from 7.1% during the same period in 2023. The increase is primarily driven by our continued investments in marketing activities.

General and Administrative Expense

General and administrative expenses increased $479 to $3,564 during the three-month period ended September 30, 2024 from $3,085 during the same period in 2023. General and administrative expenses as a percentage of net sales increased to 7.7% in the three-month period ended September 30, 2024 from 7.5% during the same period in 2023.

Provision for Income Taxes

The provision for income taxes was $1,350 and $1,517 during the three months ended September 30, 2024 and 2023, respectively.

The effective income tax rate for the three months ended September 30, 2024 was 31.2% compared to 30.8% in the same period last year. The statutory Federal and state tax rates remained consistent from 2024 to 2023. The Company has items that are nondeductible or are discrete adjustments to tax expense. The Company consistently reflects non-deductible officer compensation expense, non-deductible compensation expense related to equity incentive awards and separate state tax rates from period to period. Although similar items were reflected in 2023, the percentage effect is different due to the difference in pre-tax income in 2024 compared to 2023.

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

Nine months Ended September 30, 2024 Compared to Three Months Ended September 30, 2023

The following table presents certain information concerning our financial results, including information presented as a percentage of consolidated net sales:

	Nine months Ended September 30,
	2024			2023
	$	%		$	%
Net sales	139,886	100.0%		118,030	100.0%
Cost of goods sold	101,127	72.3%		85,428	72.4%
Depreciation expense	2,082	1.5%		1,953	1.7%
Total cost of goods sold	103,209	73.8%		87,381	74.1%
Gross profit	36,677	26.2%		30,649	25.9%
Selling expense	11,256	8.0%		8,974	7.6%
General & administrative expense	11,877	8.5%		10,028	8.5%
Amortization expense	405	0.3%		405	0.3%
Total operating expenses	23,538	16.8%		19,407	16.4%
Income from operations	13,139	9.4%		11,242	9.5%
Other income (expense):
Interest expense	(102)	(0.1%	)	(322)	(0.3%	)
Gain on sale of property and equipment	3	0.0%		33	0.0%
Other income (expense), net	153	0.1%		(1)	0.0%
Total other income (expense)	54	0.0%		(290)	(0.3%	)
Income before provision for income taxes	13,193	9.4%		10,952	9.2%
Provision for income taxes	4,008	2.9%		3,554	3.0%
Net income	9,185	6.5%		7,398	6.2%

Net Sales

Net sales were at $139,886 for the nine-month period ended September 30, 2024, an increase of $21,856 or 18.5% versus prior year. The net sales increase was primarily driven by higher volumes of our branded drinkable kefir.

Gross Profit

Gross profit as a percentage of net sales was 26.2% and 25.9% during the nine-month period ended September 30, 2024 and 2023, respectively. The increase versus the prior year was primarily due to the higher volumes of our branded products, which provided manufacturing efficiencies and favorable fixed cost absorption.

Selling Expense

Selling expense increased by $2,282 to $11,256 during the nine-month period ended September 30, 2024 from $8,974 during the same period in 2023. Selling expenses as a percentage of net sales increased to 8.0% in the three-month period ended September 30, 2024 from 7.6% during the same period in 2023.

General and Administrative Expense

General and administrative expense increased $1,849 to $11,877 during the nine-month period ended September 30, 2024 from $10,028 during the same period in 2023. The increase is primarily driven by stock-based incentive compensation and non-routine stockholder action expense.

Provision for Income Taxes

The provision for income taxes was $4,008 and $3,554 during the nine months ended September 30, 2024 and 2023, respectively.

The effective income tax rate for the nine months ended September 30, 2024 was 30.4% compared to 32.5% in the same period last year. The statutory Federal and state tax rates remained consistent from 2024 to 2023. The Company has items that are nondeductible or are discrete adjustments to tax expense. The Company consistently reflects non-deductible officer compensation expense, non-deductible compensation expense related to equity incentive awards and separate state tax rates from period to period. Although similar items were reflected in 2023, the percentage effect is different due to the difference in pre-tax income in 2024 compared to 2023.

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

If additional borrowings are needed, $5,000 was available under the Revolving Credit Facility as of September 30, 2024 (see Note 7, Debt). We are in compliance with the terms of the Credit Agreement and expect to meet foreseeable financial requirements. The success of our business and financing strategies will continue to provide us with the financial flexibility to take advantage of various opportunities as they arise. To date, we have been successful in generating cash and obtaining financing as needed. However, if a serious economic or credit market crisis ensues, it could have a negative effect on our liquidity, results of operations and financial condition.

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

Cash Flow

The following table is derived from our Consolidated Statement of Cash Flows:

	Nine months Ended September 30,
Net Cash Flows Provided By (Used In):	2024	2023
Operating activities	$15,541	$12.144
Investing activities	$(5,431)	$(3,206)
Financing activities	$(2,750)	$(750)

Operating Activities

Net cash provided by operating activities was $15,541 during the nine-month period ended September 30, 2024 compared to $12,144 in the same period in 2023. The increase is primarily due to higher cash earnings driven by increased product volumes.

Investing Activities

Net cash used in investing activities was $5,431 during the nine-month period ended September 30, 2024 compared to $3,206 in the same period in 2023. The increase in cash used reflects our planned capital spending increase during 2024 compared to 2023. Our capital spending is focused in three core areas: growth, cost reduction, and facility improvements. Growth capital spending supports capacity expansion and new product innovation and enhancements. Cost reduction and facility improvements support manufacturing efficiency, safety, and productivity. We continue to make capital expenditures primarily to modernize manufacturing facilities and support productivity initiatives.

Financing Activities

Net cash used in financing activities was $2,750 and $750 during the nine-month period ended September 30, 2024 and 2023, respectively. The cash used represents the quarterly principal payments under the term loan. The Company paid the outstanding term loan balance of $2,250 in full during the second quarter of 2024.

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

As of September 30, 2024, the Company had $0 outstanding under the Revolving Credit Facility and note payable. The Company had $5,000 available for future borrowings under the Revolving Credit Facility as of September 30, 2024.

All outstanding amounts under the loans bear interest at the Secured Overnight Financing Rate (“SOFR”), plus 2.07%. Interest is payable monthly in arrears. Lifeway is also required to pay a quarterly unused line fee of 0.20% on the Revolving Credit Facility, and in conjunction with the issuance of any letters of credit, a letter of credit fee of 0.20%.

The Company is in compliance with all applicable financial debt covenants as of September 30, 2024. See Note 7 to our Consolidated Financial Statements for additional information regarding our indebtedness and related agreements.

Recent Accounting Pronouncements

Information regarding recent accounting pronouncements is provided in Note 2 – Summary of Significant Accounting Policies.

Critical Accounting Policies and Estimates

A description of the Company's critical accounting policies and estimates is contained in its Annual Report on Form 10-K for the year ended December 31, 2023. There were no material changes to the Company’s critical accounting policies and estimates in the nine months ended September 30, 2024.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

The Company has established disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (“SEC”), and such information is accumulated and communicated to management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure. Management, together with our CEO and CFO, evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2024. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of September 30, 2024.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the quarter ended September 30, 2024 that has materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

Information regarding legal proceedings is available in Note 9, Commitment and Contingencies.

ITEM 1A. RISK FACTORS.

The risk factors disclosed under Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 should be considered together with the information included in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, and should not be limited to those referenced herein or therein. The following risks and uncertainties supplement the risk factors found under Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

Our business could be adversely affected as a result of uncertainty regarding proposals or other actions taken by stockholders related to the consideration of a possible future transaction.

On September 23, 2024, Danone North America PBC made an unsolicited proposal to acquire all of the shares of Company common stock that Danone does not already own for $25.00 per share (the “Proposal”). On November 4, 2024, we announced that our Board determined that the proposal substantially undervalues the Company and is not in the best interests of the Company and its stockholders or other stakeholders. Addressing the Proposal, similar future proposals and any other actions by stockholders or others relating to a potential change of control transaction involving the Company could interfere with our ability to execute our strategic plans, make it more difficult to attract and retain qualified executives and employees, cause management distraction, require us to utilize more resources than anticipated towards review of strategic alternatives and result in the loss of potential business opportunities, any of which could have a material negative impact on the Company. In addition, our business and operations may be harmed to the extent that our customers, suppliers and others believe that we cannot effectively compete in the marketplace without completing a transaction, or there is customer, supplier or employee uncertainty surrounding the future direction of our product offerings and our strategy on a continued basis. There can be no assurance that any transaction will be completed now or in the future.

We have had to, and may continue to be forced to, incur fees and other expenses related to the Proposal, including for third-party advisors. Further, the Proposal, similar future proposals and any actual or perceived actions by our stockholders or others relating to a potential transaction involving the Company may cause significant fluctuations in our stock price based upon temporary or speculative market perceptions or other factors that do not necessarily reflect the Company’s underlying fundamentals and prospects.

Our shareholder rights plan includes terms and conditions that could discourage a takeover or other transaction that stockholders may consider favorable.

On November 4, 2024, in response to the Proposal and Danone’s substantial ownership position in the Company, our Board approved and adopted the Rights Agreement and declared a dividend of one Right for each outstanding share of Company common stock to stockholders of record at the close of business on November 18, 2024. Each Right entitles its holder, subject to the terms of the Rights Agreement, to purchase from the Company one one-thousandth of a share of Series A Junior Participating Preferred Stock, no par value, of the Company at an exercise price of $130.00 per Right, subject to adjustment. Rights will generally become exercisable only if any person or entity (or any persons or entities acting as a group) acquires 20% or more of the outstanding shares of Company common stock (or, to the extent any person, entity or group beneficially owned 20% or more of the outstanding shares of Company common stock as of immediately prior to the first public announcement of the adoption of the Rights Agreement, such person, entity or group acquires any additional shares). If Rights become exercisable, all holders of Rights (other than the person, entity or group triggering the Rights Agreement, whose Rights will become void and will not be exercisable) will have the right to purchase from the Company for $130.00, subject to certain potential adjustments, shares of Company common stock having a market value of twice that amount. The Rights Agreement expires on November 4, 2025, unless earlier terminated or the Rights are redeemed or exchanged by the Board. Additional information regarding the Rights Agreement is contained in the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission (the “SEC”) on November 5, 2024.

The Rights Agreement will cause substantial dilution to any person, entity or group that acquires beneficial ownership of 20% or more of the outstanding shares of Company common stock (or, to the extent any person, entity or group beneficially owned 20% or more of the outstanding shares of Company common stock as of immediately prior to the first public announcement of the adoption of the Rights Agreement, such person, entity or group acquires any additional shares). As a result, the overall effect of the Rights Agreement and the issuance of the Rights may be to discourage any person, entity or group from gaining a control or control-like position in the Company or engaging in other tactics, potentially disadvantaging the interests of the Company’s stockholders, without negotiating with the Board and without paying an appropriate control premium to all stockholders. The Rights Agreement has similar provisions to those of other plans adopted by publicly-held companies in comparable circumstances. It is intended to protect stockholders’ interests, including by providing the Board sufficient time to make informed judgments and take actions that are in the best interests of all of the Company’s stockholders and other stakeholders. Nevertheless, the Rights Agreement may be considered to have certain anti-takeover effects, including potentially discouraging a third party from attempting to obtain a substantial position in the Company common stock or seeking to obtain control of the Company and discouraging a takeover attempt that stockholders may consider favorable or that could result in a premium over the market price of Company common stock. Even in the absence of a takeover attempt, the Rights Agreement may adversely affect the prevailing market price of Company common stock if it is viewed as discouraging takeover attempts in the future.

The actions of certain of our stockholders could cause us to incur significant expense, disrupt our business, result in a proxy contest or litigation and adversely impact our stock price.

We value constructive input from investors and regularly engage in dialogue with our stockholders regarding strategy and performance. Our Board and management team are committed to acting in the best interests of all of our stockholders.

Two of the Company’s stockholders, Edward Smolyansky (our former Chief Operations Officer and the son of our founder) and Ludmila Smolyansky (a former member of our Board and the widow of our founder (together with Mr. Smolyansky (the “Family Stockholders”)), filed a Schedule 13D/A with the SEC on August 14, 2024 announcing their intention, among other things, to nominate seven director candidates for election to our Board and replace seven of the eight members of our Board. The Family Stockholders subsequently filed a preliminary consent solicitation statement with the SEC in furtherance of this objective, and they have made public statements critical of our Board, management and strategy and repeatedly called for the sale of the Company. A contested election with respect to the Company’s directors could require us to incur substantial legal, public relations and other advisory fees and proxy solicitation expenses. Further, we may choose to initiate, or may become subject to, litigation as a result of proposals by the Family Stockholders or other stockholders or proxy contests or matters relating thereto, which would serve as a further distraction to our Board and management and could require us to incur significant additional costs.

We may be subject to continued or similar activism in the future, which could cause us to incur significant expense, hinder execution of our business strategy and adversely impact the market price of Company common stock. Stockholder actions, including potential proxy contests, require significant time and attention by management and our Board, potentially interfering with our ability to execute our strategic plan. Such stockholder action could give rise to perceived uncertainties as to our future, adversely affect our relationships with our employees, customers or suppliers and make it more difficult to attract and retain qualified personnel and business partners. These perceived uncertainties may also be exploited by our competitors and/or other stockholders, which could result in lost business opportunities and make it more difficult to execute on our long-term strategic plan. If customers choose to delay, defer or reduce transactions with us or do business with our competitors instead of us, then our business, financial condition and operating results would be adversely affected. We may be required to incur significant legal fees and other expenses related to stockholder actions, and the attention of our management may be diverted by such actions. Any of these impacts could materially and adversely affect our business, operating results and financial condition, and the market price of Company common stock could be subject to significant fluctuation or otherwise be adversely affected. If individuals are elected or appointed to our Board with a specific agenda or who do not agree with our strategic plan, the ability of our Board to function effectively could be adversely affected, which could in turn adversely affect our ability to effectively and timely implement our strategic plan and create additional value for our stockholders, and/or adversely affect our business, operating results and financial condition.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 5. OTHER INFORMATION.

During the quarter ended September 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

ITEM 6. EXHIBITS.

No.	Description	Form	Period Ending	Exhibit	Filing Date

3.1	Certificate of Designations of Series A Junior Participating Preferred Stock of Lifeway Foods, Inc.	Filed Herewith

4.1	Shareholder Rights Agreement, dated as of November 4, 2024, by and between Lifeway Foods, Inc. and Computershare Trust Company, N.A., as rights agent (which includes the Form of Rights Certificate as Exhibit B thereto)	8-A		4.1	11/5/2024

31.1	Rule 13a-14(a)/15d-14(a) Certification of Julie Smolyansky	Filed Herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification of Eric Hanson	Filed Herewith

32.1	Section 1350 Certification of Julie Smolyansky*	Furnished Herewith

32.2	Section 1350 Certification of Eric Hanson*	Furnished Herewith

99.1	Press release dated November 14, 2024 reporting Lifeway’s financial results for the three months ended September 30, 2024*	Furnished Herewith

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in IXBRL, and included in exhibit 101).

*	The exhibits deemed furnished with this Form 10-Q and are not deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall they be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act, whether made before or after the date of the filing of this Form 10-Q and irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIFEWAY FOODS, INC.

Date: Nov 14, 2024	By:	/s/ Julie Smolyansky
Julie Smolyansky
Chief Executive Officer, President, and Director
(Principal Executive Officer)

Date: Nov 14, 2024	By:	/s/ Eric Hanson
Eric Hanson
Chief Financial & Accounting Officer
(Principal Financial and Accounting Officer)

