Form 10-K
period 2024-12-31
Lifeway Foods, Inc.
filed 2025-03-14
CIK 814586

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission file number: 000-17363

LIFEWAY FOODS, INC.

(Exact name of registrant as specified in its charter)

Illinois	36-3442829
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

6431 West Oakton St., Morton Grove, Illinois 60053

(Address of principal executive offices) (Zip Code)

(847) 967-1010

(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, No Par Value	LWAY	Nasdaq Global Market
Preferred Stock Purchase Rights	None	Nasdaq Global Market

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the stock was last sold as of June 30, 2024 ($12.77 per share as quoted on the Nasdaq Global Market) was $74,355,253.

As of March 14, 2025, 15,203,241 shares of the registrant’s common stock, no par value, were outstanding.

Portions of the Registrant’s definitive proxy statement to be filed no later than 120 days after the close of the fiscal year covered by this report on Form 10-K are incorporated by reference into Part III.

i

FORWARD LOOKING STATEMENTS

In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, readers are advised that this document, and any document incorporated by reference herein, may contain forward looking statements. Forward looking statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those indicated by the forward looking statements. These statements use words, variations of words, and negatives of words such as “may,” “could,” “believe,” “future,” “depend,” “expect,” “will,” “result,” “can,” “remain,” “assurance,” “subject to,” “require,” “limit,” “impose,” “guarantee,” “restrict,” “continue,” “become,” “predict,” “likely,” “opportunities,” “effect,” “change,” and “estimate.” Examples of forward looking statements include, but are not limited to, (i) projections of revenues, income or loss, earnings or losses per share, capital expenditures, dividends, capital structure and other financial items, (ii) statements of Lifeway Foods, Inc.’s (which, together with its subsidiaries as the context requires, may be referred to as “Lifeway”, the “Company”, “our”, “we” or “us”) plans and objectives, including the introduction of new products, or estimates or predictions of actions by customers, suppliers, competitors or regulatory authorities, (iii) statements of future economic performance, and (iv) statements of assumptions underlying other statements and statements about the Company or its business.

Forward looking statements are based on management’s beliefs, assumptions, estimates and observations of future events based on information available to our management at the time the statements are made and include any statements that do not relate to any historical or current fact. These statements are not guarantees of future performance and they involve certain risks, uncertainties and assumptions that are difficult to predict. Actual outcomes and results may differ materially from what is expressed, implied or forecast by our forward looking statements due in part to the risks, uncertainties, and assumptions that include:

•	the actions of our competitors and suppliers, including those related to price competition;

•	the actions and decisions of our customers or consumers;

•	our ability to successfully implement our business strategy;

•	changes in the pricing of commodities;

•	the effects of government regulation;

•	the impact of proposals to acquire the Company or actions taken by stockholders, including actions related to a possible acquisition of the Company;

•	disruptions to our supply chain, or our manufacturing and distribution capabilities, including those due to cybersecurity threats, wars or pandemics; and

•	the other risks and uncertainties that are set forth in Item 1, “Business”, Item 1A “Risk Factors” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and that are described from time to time in our filings with the U.S. Securities and Exchange Commission (the “SEC”).

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

Our product categories are:

•	Drinkable kefir, a cultured dairy product sold in a variety of organic and non-organic sizes, flavors, and types;

•	European-style soft cheeses, including farmer cheese, white cheese, and Sweet Kiss;

•	Cream and other, which consists primarily of cream, a byproduct of making our kefir;

•	Drinkable yogurt, sold in a variety of sizes and flavors;

•	ProBugs, a line of kefir products designed for children;

•	Other dairy, which consists primarily of Fresh Made butter and sour cream.

Net sales of products by category were as follows for the years ended December 31:

	2024		2023
In thousands	$	%	$	%

Drinkable Kefir other than ProBugs	$153,493	82%	$127,726	80%
Cheese	14,554	8%	13,781	9%
Cream and other	8,299	4%	7,382	4%
Drinkable Yogurt	5,619	3%	6,236	4%
Probugs Kefir	3,421	2%	3,429	2%
Other dairy	1,434	1%	1,569	1%
Net Sales	$186,820	100%	$160,123	100%

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

PRODUCTION

Manufacturing

During 2024 and 2023, approximately 94% and 93% our revenue, respectively, was derived from products manufactured at our own facilities. We currently operate the following manufacturing and distribution facilities:

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

Co-Packers

In addition to the products manufactured in our own facilities, independent manufacturers (“co-packers”) manufacture some of our products. We have a co-packer agreement to manufacture drinkable yogurt and a small percentage of our Lifeway kefir product in California. We have a co-packer agreement to manufacture drinkable kefir in Ireland, to serve our European markets. During 2024 and 2023, approximately 6% and 7% of our revenue, respectively, was derived from products manufactured by co-packers. Our domestic co-packer is Safe Quality Food (“SQF”) certified and follows Good Manufacturing Practices (“GMPs”). Additionally, the co-packers are required to ensure our products are manufactured in accordance with our quality specifications and that they are compliant with all applicable laws and regulations.

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

Under the retail-direct channel, we sell our products to retailers and deliver it through either the retailers’ carriers or third-party carriers that deliver to such retailers’ distribution centers. In turn, our retailers then deliver the products to their respective stores. Under the retail direct-model, optimal product merchandising, assortment and product presentation are attended to by the retailer. Sales to our retail-direct customers represent approximately 52% of our total net sales for the year ended 2024.

Under the distributor channel, we sell our products to distributors and deliver it through either the distributors’ carriers or third-party carriers that deliver to such distributors’ designated warehouses. In turn, our distributors then sell and ship our products to their retail customers. Our distributors often use a DSD model of their own to make deliveries directly to individual stores, but they also make deliveries to retailers’ distribution centers. The distributor attends to optimal product merchandising, assortment, and product presentations at the retail end of the channel, with support from Lifeway’s direct sales force and broker network. Sales to our distributor customers represent approximately 46% of our total net sales for year ended 2024.

Under the direct store delivery (“DSD”) route to market, we sell our products to retailers and deliver it directly to the store using Company-owned vehicles and a team of Lifeway merchandisers who engage face-to-face with store management to ensure optimal product assortments and presentations. We operate our DSD model in the Chicago, Illinois metropolitan area only. Sales to our DSD customers represent approximately 2% of our total net sales for the year ended 2024.

Distribution outside of the U.S.

Lifeway’s primary market is the United States; however, certain distributors based in the United States sell our products to retailers in Mexico, portions of Central and South America and the Caribbean. Additionally, Lifeway products reach consumers in France, Ireland, and the Middle East under third party co-manufacturing agreements and in-country broker and distributor arrangements. Sales distributed outside the United States represented approximately 3% of net sales for the year ended 2024.

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

Sales Incentives and Trade Promotion Allowances

Lifeway offers various sales incentives and trade promotional programs to its retailer and distributor customers from time to time in the normal course of business. These sales incentives and trade promotion programs include rebates, in-store display and demo allowances, allowances for non-saleable product, coupons, and other trade promotional activities. Trade promotions support price features, displays, and other merchandising of our products by our retail and distributor customers. We record these arrangements as a reduction to net sales in our consolidated statements of operations.

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

SUPPLIERS

We purchase our ingredients such as milk, cultures, and other ingredients from unaffiliated suppliers. In addition, we purchase significant quantities of ingredients and product packaging materials and utilities, such as natural gas and electricity to operate our facilities. Purchases are made through purchase orders or contracts, and price, delivery terms, and product specifications vary. The prices for our principal inputs can fluctuate based on economic, weather, and other conditions. Lifeway believes it has access to alternative suppliers for critical ingredients, packaging, and other input requirements.

MAJOR CUSTOMERS

During the year ended December 31, 2024, two customers accounted for a total of 25% of our total net sales. Two customers accounted for a total of 26% of net accounts receivable as of December 31, 2024.

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

SEASONALITY

Lifeway’s business is not seasonal.

EMPLOYEES

As of December 31, 2024, we employed 291 full-time and one part-time employee, of which 100 were members of a union bargaining unit in Illinois.

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

ITEM 1A.   RISK FACTORS

In evaluating and understanding us and our business, you should carefully consider the risks described below, in conjunction with all of the other information included in this Annual Report on Form 10-K, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in Part II, Item 7. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may become important factors that adversely affect our business. If any of the events or circumstances described in the following risk factors actually occurs, our business, financial condition, results of operations, and future prospects could be materially and adversely affected.

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

We also compete with producers of non-dairy products that have lower ingredient and production-related costs. As a result, these competing producers may be able to offer their products to customers at a lower price point. This could cause us to lower our prices, resulting in lower profitability or, in the alternative, cause us to lose market share if we fail to lower prices. Furthermore, private label competitors are generally able to sell their products at lower prices because private label products typically have lower marketing costs than their branded counterparts. If our products fail to compete successfully with other branded or private label offerings, demand for our products and our sales volumes could be negatively impacted.

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

The success of our business depends, in part, on maintaining a strong manufacturing platform and we rely primarily on internal production resources to fulfill our manufacturing needs. Our ongoing initiatives to expand our manufacturing platform and our productive capacity could fail to achieve such objectives and, in any case, could increase our operating costs beyond our expectations and could require significant additional capital expenditures. If we cannot maintain sufficient production, warehousing, and distribution capacity, either internally or through third party agreements, we may be unable to meet customer demand and/or our manufacturing, distribution, and warehousing costs may increase, which could negatively affect our business.

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

Although the Company does not have any indebtedness outstanding as of December 31, 2024, the Company may incur indebtedness in the future. Outstanding debt obligations could adversely affect our financial condition and limit our ability to successfully implement our business strategy. Furthermore, from time to time, we may need additional financing to support our business and pursue our business strategy, including strategic acquisitions. Our ability to obtain additional financing, if and when required, will depend on our operating performance, the condition of the capital markets, and other factors. We cannot assure that additional financing will be available to us on favorable terms when required, or at all. If we raise additional funds through the issuance of equity, equity-linked, or debt securities, those securities may have rights, preferences, or privileges senior to those of our common stock, and, in the case of equity and equity-linked securities, our existing stockholders may experience dilution. Although the Company believes that the Stockholders’ Agreement, dated as of October 1, 1999 (and as amended on December 24, 1999 and as extended in certain respects in eight extensions executed by certain of the parties to the Stockholders’ Agreement, the last of which was dated as of December 31, 2009 (the “Stockholders’ Agreement”)), by and among Danone North America Public Benefit Corporation or an affiliate thereof (collectively, “Danone”), Lifeway and certain Lifeway shareholders, is invalid, the Stockholders’ Agreement purports to limit the Company’s ability to issue shares of Company common stock or convertible securities outside of specified, limited situations without providing Danone a right of first refusal, in the case of issuances of Company common stock, or first obtaining Danone’s prior consent, in the case of issuances of securities convertible into Company common stock in excess of a specified amount. If the Stockholders’ Agreement is valid or if third parties are unwilling to participate in transactions due to the uncertainty relating to the validity of the Stockholders’ Agreement, the Company may not be able to raise additional funds through the issuance of equity or equity-linked securities.

As of December 31, 2024, we had $0 outstanding under the Revolving Credit Facility and note payable. Our loan agreements contain certain restrictions and requirements that among other things:

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

Our Revolving Credit Facility bears interest at variable rates. If market interest rates increase, it will increase our debt service requirements, which could adversely affect our cash flow.

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

A substantial portion of our common stock is held by members of the Smolyansky family and Danone, and they have the ability to control the outcome of matters submitted for stockholder approval.

Our four largest shareholders, Julie Smolyansky (the Company’s chief executive officer and the daughter of our founder), Edward Smolyansky (our former chief operations officer and son of our founder), Ludmila Smolyansky (a former member of our Board and the widow of our founder) and Danone, beneficially owned approximately 18%, 21%, 8% and 23% of the Company’s outstanding common stock, respectively, as of December 31, 2024. Certain of these shareholders, together, could significantly influence any matter requiring approval by our stockholders, including the election or removal of all of our directors, amendments to our articles of incorporation and the approval or rejection of any merger, change of control, or other significant corporate transaction. It is unlikely that any person interested in acquiring Lifeway will be able to do so without obtaining the consent of some combination of Julie Smolyansky, Edward Smolyansky, Ludmila Smolyansky and Danone. The interests of the Smolyansky family members and Danone could differ from those of other stockholders in ways that could be adverse to the interests of other stockholders. By exercising their influence, such stockholders could cause Lifeway to take actions that are at odds with the investment goals of institutional, short-term, non-voting, or other non-controlling investors, or that have a negative effect on our stock price. Additionally, concentration of ownership could also harm the market price of our common stock if investors perceive disadvantages in owning stock in a company of which a substantial portion of common stock is beneficially owned by a small number of stockholders.

Our business could be adversely affected as a result of proposals to acquire the Company or other actions taken by stockholders related to a possible acquisition of the Company.

In September 2024, Danone publicly made an unsolicited proposal to acquire all of the shares of Company common stock that it did not already own for $25.00 per share of Company common stock, subject to due diligence, among other things. Then in November 2024, Danone revised its proposal to $27.00 per share of Company common stock. Our Board carefully considered the initial proposal and the revised proposal in consultation with the Company’s independent financial and legal advisors, and ultimately determined that both proposals substantially undervalued the Company and were not in the best interests of the Company or its stockholders or other stakeholders. These proposals, similar proposals that we may receive in the future and any other actions by stockholders or others relating to a potential change of control transaction involving the Company could interfere with our ability to execute our strategic plans, make it more difficult to attract and retain qualified executives and employees, cause management distraction, require us to utilize more resources than anticipated towards review of strategic alternatives and result in the loss of potential business opportunities, any of which could have a material negative impact on the Company. In addition, our business and operations may be harmed to the extent that our customers or suppliers or others believe that we cannot effectively compete in the marketplace without completing a transaction, or if there is customer, supplier or employee uncertainty surrounding the future direction of our product offerings and our strategy. There can be no assurance that any such transaction will be completed now or in the future.

We have had to, and may continue to be required to, incur fees and other expenses related to Danone’s proposals, including for third-party advisors. Further, Danone’s proposals, similar future proposals that we may receive in the future or any actual or perceived actions by our stockholders or others relating to a potential transaction involving the Company may cause significant fluctuations in our stock price based upon temporary or speculative market perceptions or other factors that do not necessarily reflect the Company’s underlying fundamentals and prospects.

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

Two of the Company’s largest stockholders, Edward Smolyansky and Ludmila Smolyansky, filed a Schedule 13D/A with the U.S. Securities and Exchange Commission (the “SEC”) on August 14, 2024 announcing their intention, among other things, to nominate seven director candidates for election to our Board and replace seven of the eight members of our Board. Edward and Ludmila Smolyansky subsequently filed a preliminary consent solicitation statement with the SEC in furtherance of this objective, and they have made public statements critical of our Board, management and strategy, repeatedly called for the sale of the Company and publicly supported a sale of the Company for $25 per share. A contested election with respect to the Company’s directors could require us to incur substantial legal, public relations and other advisory fees and proxy solicitation expenses. Further, we may choose to initiate, or may become subject to, litigation as a result of proposals by Edward and Ludmila Smolyansky or other stockholders or proxy contests or matters relating thereto, which would serve as a further distraction to our Board and management and could require us to incur significant additional costs.

We may be subject to continued or similar activism in the future, which could cause us to incur significant expense, hinder execution of our business strategy and adversely impact the market price of Company common stock. Stockholder actions, including potential proxy contests, require significant time and attention by management and our Board, potentially interfering with our ability to execute our strategic plan. Such stockholder action could give rise to perceived uncertainties as to our future, adversely affect our relationships with our employees, customers or suppliers and make it more difficult to attract and retain qualified personnel and business partners. These perceived uncertainties may also be exploited by our competitors or other stockholders, which could result in lost business opportunities and make it more difficult to execute on our long-term strategic plan. If customers choose to delay, defer or reduce transactions with us or do business with our competitors instead of us, then our business, financial condition and operating results would be adversely affected. We may be required to incur significant legal fees and other expenses related to stockholder actions, and the attention of our management may be diverted by such actions. Any of these impacts could materially and adversely affect our business, operating results and financial condition, and the market price of Company common stock could be subject to significant fluctuation or otherwise be adversely affected. If individuals are elected or appointed to our Board with a specific agenda, the ability of our Board to function effectively could be adversely affected, which could in turn adversely affect our ability to effectively and timely implement our strategic plan and create additional value for our stockholders, and adversely affect our business, operating results and financial condition.

Litigation regarding the Stockholders’ Agreement may be protracted and costly.

As previously disclosed by the Company, the Company believes that the Stockholders’ Agreement is void ab initio and unenforceable. Danone has filed suit in the Circuit Court of Cook County, Law Division, in part, to enforce the Stockholders’ Agreement. The litigation regarding the Stockholders’ Agreement may be protracted and expensive, and under certain circumstances, the Company may be required to reimburse Danone for its legal fees incurred in connection with such litigation. Further, the uncertainty relating to the status of the Stockholders’ Agreement may cause third parties to refuse to engage in activities that are purportedly prohibited by the Stockholders’ Agreement.

Our shareholder rights plan includes terms and conditions that could discourage a takeover or other transaction that stockholders may consider favorable.

On November 4, 2024, in response to Danone’s original proposal and Danone’s substantial ownership position in the Company, our Board approved and adopted the Shareholder Rights Agreement with Computershare Trust Company, N.A., as rights agent (the “Rights Agreement”), and declared a dividend of one preferred share purchase right (each, a “Right”) for each outstanding share of Company common stock to stockholders of record at the close of business on November 18, 2024. Each Right entitles its holder, subject to the terms of the Rights Agreement, to purchase from the Company one one-thousandth of a share of Series A Junior Participating Preferred Stock, no par value, of the Company at an exercise price of $130.00 per Right, subject to adjustment. Rights will generally become exercisable only if any person or entity (or any persons or entities acting as a group) acquires 20% or more of the outstanding shares of Company common stock (or, to the extent any person, entity or group beneficially owned 20% or more of the outstanding shares of Company common stock as of immediately prior to the first public announcement of the adoption of the Rights Agreement, such person, entity or group acquires any additional shares). If Rights become exercisable, all holders of Rights (other than the person, entity or group triggering the Rights Agreement, whose Rights will become void and will not be exercisable) will have the right to purchase from the Company for $130.00, subject to certain potential adjustments, shares of Company common stock having a market value of twice that amount. The Rights Agreement expires on November 4, 2025, unless earlier terminated or the Rights are redeemed or exchanged by the Board. Additional information regarding the Rights Agreement is contained in the Company’s Current Report on Form 8-K filed with the SEC on November 5, 2024.

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

Adverse economic conditions in the United States or any of the other countries in which we conduct significant business in the future could negatively affect our business, financial condition and results of operations.

Many of our products may be considered discretionary items for consumers. Consumer spending on discretionary products is influenced by general economic conditions and the availability of discretionary income. Adverse economic conditions in the United States, our primary market, or any of the other jurisdictions in which we conduct significant business in the future, such as the current inflationary economic environment, rising interest rates, financial distress caused by recent or potential bank failures and the associated banking crisis, an economic recession, depression or downturn, a tightening of the credit markets, high energy prices or higher unemployment levels, may lead to decreased consumer spending, reduced credit availability and a decline in consumer confidence and demand, each of which poses a risk to our business. For example, US and global markets have in the past experienced volatility and disruption due to interest rate and inflation increases, as well as the continued escalation of geopolitical tensions, including those as a result of the conflicts between Russia and Ukraine and in the Middle East. Although our business has not yet been materially negatively impacted by such inflationary pressures, we cannot be certain that neither we nor our consumers will be materially impacted by continued pressures.

The change in administration following the 2024 United States presidential election could further impact trade and tariff policies, and could also result in substantial changes to fiscal, tax, or regulatory policies that may impact our business. These additional tariffs, as well as a government’s adoption of “buy national” policies or retaliation by another government against such tariffs or policies have introduced significant uncertainty into the market and may affect the prices of and demand for our products, as well as the cost to acquire machinery and equipment from international sources, which could have a material and adverse effect on our business, financial condition and results of operations.

Other significant events may impact economic conditions and affect discretionary spending, including events such as catastrophic environmental disasters or global pandemics. As global economic conditions continue to be volatile and economic uncertainty remains, trends in consumer discretionary spending also remain unpredictable and subject to reductions due to credit constraints and uncertainties about the future. A decrease in consumer spending or in retailer and consumer confidence and demand for our products could have a significant negative impact on our net sales and profitability, including our operating margins and return on invested capital. These economic conditions could cause some of our retail customers or suppliers to experience cash flow or credit problems and impair their financial condition, which could disrupt our business and adversely affect product orders, payment patterns and default rates and increase our bad debt expense.

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

Two of our customers together accounted for 25% of our net sales in the fiscal year ended December 31, 2024. Where we enter into written agreements with our customers, they are generally terminable after short notice periods by the customer. In addition, our customers sometimes award contracts based on competitive bidding, which could result in lower profits for contracts we win and the loss of business for contracts we lose. The loss of any large customer, the reduction of purchasing levels, or the cancellation of any business from a large customer for an extended period of time could negatively affect our sales and results of operations.

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

Conventional and organic milk, our primary raw material, is an agricultural commodity that is subject to price fluctuations. Conventional milk prices were higher in fiscal 2024 than the prior year, and there can be no assurance that such prices will remain at these levels in the future. The supply and price of milk may be impacted by, among other things, weather, natural disasters, real or perceived supply shortages, lower dairy and crop yields, general increases in farm inputs and costs of production, political and economic conditions, labor actions, government actions, and trade barriers. Increases in the market price for milk or over-order premiums charged by producers may also impact our ability to enter into purchase commitments at a fixed price. There can be no assurance that our purchasing practices will mitigate future price risk. As a result, increases in the cost of milk could have an adverse impact on our profitability.

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

Our business depends heavily on raw materials and other inputs in addition to conventional and organic raw milk, such as sweeteners, diesel fuel, packaging material, resin, and other commodities. Our raw materials are generally sourced from third-party suppliers, and we are not assured of continued supply, pricing, or exclusive access to raw materials from any of these suppliers. In 2024, costs to us increased modestly due to inflationary price increases. However, for market conditions or competitive reasons, our customer pricing actions may lag input cost changes, or we may not be able to pass along the full effect of increases in raw materials and other input costs as we incur them.

The organic ingredients we use in some of our products are less plentiful and available from a fewer number of suppliers than their conventional counterparts. Competition with other manufacturers in the procurement of organic product ingredients may increase in the future if consumer demand for organic products exceeds the supply.

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

ITEM 1B.   UNRESOLVED STAFF COMMENTS

None.

ITEM 1C.   CYBERSECURITY

Risk Management and Strategy

Our cybersecurity program is designed to assess, identify, and manage material risks from cybersecurity threats, and protect and preserve the confidentiality, integrity, and continued availability of all information owned by, or in the care of, the Company.Cybersecurity risks are incorporated into the Company’s broader risk management process to evaluate and address cybersecurity risks in alignment with our business objectives and operational needs. As part of the cybersecurity program, we utilize a combination of internal technology, which we continue to analyze and update as necessary, and a third-party managed security service provider and their platform to monitor, evaluate and respond to cyber activity. We monitor and assess the information gathered by our security tools and services to identify gaps, exposures, or weaknesses in our overall security approach, and make the necessary changes to address such findings.

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

Additional information on cybersecurity risk we face is discussed in Part I, Item A – Risk Factors, which should be read in conjunction with the foregoing information.

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

Management

Our Chief Financial Officer is responsible for management oversight of our information security program and controls, which includes cybersecurity risk management. Our Director of IT (“Director”) is responsible for the development, operation, and maintenance of our information security program and controls. The Director has extensive experience in the information technology field, and cybersecurity knowledge and skills gained through relevant experiences. The Director and Chief Financial Officer regularly review potential risks and measures implemented by the Company to identify and mitigate cyber security risks.

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

PART II

ITEM 5.     MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock is listed on the Nasdaq Global Market under the symbol “LWAY.” Trading commenced on March 29, 1988. As of March 7, 2025, there were approximately 53 shareholders of record of our common stock.

Dividend Policy

Lifeway does not routinely declare and pay dividends. From time to time however our Board of Directors may declare and pay dividends depending on our operating cash flow, financial condition, capital requirements and such other factors as the Board of Directors may deem relevant.

There were no dividends declared or paid in fiscal 2024 or 2023.

Purchases of Equity Securities by the Issuer

None.

ITEM 6.      [RESERVED]

ITEM 7.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the financial condition and results of operations as of and for the years ended December 31, 2024 and 2023 should be read in conjunction with the audited consolidated financial statements and the notes to those statements that are included elsewhere in this Annual Report on Form 10-K. In addition to historical information, the following discussion contains certain forward-looking statements within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. These statements relate to our future plans, objectives, expectations and intentions. These statements may be identified by the use of words such as “may,” “could,” “believe,” “future,” “depend,” “expect,” “will,” “result,” “can,” “remain,” “assurance,” “subject to,” “require,” “limit,” “impose,” “guarantee,” “restrict,” “continue,” “become,” “predict,” “likely,” “opportunities,” “effect,” “change,” and “estimate,” and similar terms or terminology, or the negative of such terms or other comparable terminology. Although we believe the expectations expressed in these forward-looking statements are based on reasonable assumptions within the bounds of our knowledge of our business, our actual results could differ materially from those discussed in these statements. Factors that could contribute to such differences include, but are not limited to, those discussed in the “Risk Factors” section in Part I, Item 1A. We undertake no obligation to update publicly any forward-looking statements for any reason even if new information becomes available or other events occur in the future.

Recent Developments

Unsolicited Proposal

On November 5, 2024, we announced that our board of directors (our “Board”) determined, after careful and thorough consideration in consultation with the Company’s independent financial and legal advisors, that the unsolicited proposal made on September 23, 2024 by Danone North America PBC (“Danone”) to acquire all of the shares of the Company that it did not already own for $25.00 per share, substantially undervalued the Company and was not in the best interests of the Company or its stockholders or other stakeholders. In connection with that determination, we entered into a Shareholder Rights Agreement with Computershare Trust Company, N.A., as rights agent (the “Rights Agreement”). Pursuant to the Rights Agreement, our Board declared a dividend of one preferred share purchase right (each a “Right”) for each outstanding share of Company common stock to stockholders of record as of the close of business on November 18, 2024. Each Right entitles its holder, subject to the terms of the Rights Agreement, to purchase from the Company one one-thousandth of one share of Series A Junior Participating Preferred Stock, no par value, of the Company at an exercise price of $130.00 per Right, subject to adjustment. Rights also attach to any shares of Company common stock that become outstanding after November 18, 2024 and prior to the earlier of the Distribution Time (as defined in the Rights Agreement) and the redemption or expiration of the Rights, and in certain other circumstances described in the Rights Agreement.

On November 15, 2024, Danone revised its offer to acquire all of the shares of the Company that it did not already own from $25.00 per share to $27.00 per share. On November 20, 2024, we announced our Board’s determination that, after careful and thorough consideration in consultation with the Company’s independent financial and legal advisors, the revised unsolicited proposal substantially undervalued the Company and was not in the best interests of the Company or its stockholders or other stakeholders. On November 26, we announced additional information regarding the information the Board used to come to this determination.

Debt Refinancing

On February 5, 2025, the Company entered into the Fifth Modification to the Amended and Restated Loan and Security Agreement (the “Fifth Modification”) with its current lender. The Fifth Modification, among other things, (i) increased the commitment for revolving loans under the Credit Agreement from $5,000 to $25,000, with interest payable at either the lender Base Rate (the Prime Rate minus 1.00%) or the SOFR plus 1.75%, (ii) extended the termination date of the Credit Agreement to February 5, 2028 and (iii) replaced the quarterly minimum working capital financial covenant with a financial covenant to maintain a maximum cash flow leverage ratio of no greater than 2.00 to 1.00 for each fiscal quarter commencing with the fiscal quarter ending March 31, 2025. The remaining material terms and conditions of the Credit Agreement remain substantially unchanged. The Company had no outstanding borrowings at the time of entry into the Fifth Modification.

Products

In October 2024, we began to roll out our first products with 100% lactose free labeling. Our products were already up to 99% lactose free, so we are pleased to further attract consumers with our new Organic Whole Milk Flavor Fusion items that have this added benefit, along with decreased sugar content. In demand flavors including Hot Honey, Matcha Latte, and Passionfruit Lychee are new additions to our portfolio. The entire lineup is loaded with high-quality bioavailable nutrients, and plays to our strengths, as our organic products have been incredibly successful to date.

We expect health and wellness trends to continue to be a tailwind for our entire premium product portfolio. We plan to continue to invest behind our key products to capture more and more of this growing market,

Distribution Strategy

In September 2024, we announced our first expansion of Kefir distribution in the South African market. In November 2024, we announced our expansion within Dubai and the UAE. The offering of 32oz Lifeway Kefir, 8oz Lactose-Free Lifeway Kefir, ProBugs and farmer cheese, exported from the United States, is expected to begin shipping in the first quarter of 2025 and will become available in supermarkets and hypermarkets in Dubai and across the Emirates. We are taking a measured, and thoughtful approach to global expansion, as we seek markets that are primed for success and can be accessed without a major initial investment.

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

Results of Operations

Comparison of Year Ended December 31, 2024 to Year Ended December 31, 2023 (in thousands)

The following table presents certain information concerning our financial results, including information presented as a percentage of consolidated net sales:

	Year Ended December 31,
	2024			2023
	$	%		$	%

Net sales	186,820	100.0%		160,123	100.0%

Cost of goods sold	135,400	72.5%		115,060	71.9%
Depreciation expense	2,846	1.5%		2,622	1.6%
Total cost of goods sold	138,246	74.0%		117,682	73.5%

Gross profit	48,574	26.0%		42,441	26.5%

Selling expenses	14,743	7.9%		11,776	7.4%
General & administrative expenses	19,439	10.4%		13,130	8.2%
Amortization expense	540	0.3%		540	0.3%
Total operating expenses	34,722	18.6%		25,446	15.9%

Income from operations	13,852	7.4%		16,995	10.6%

Other income (expense):
Interest expense	(105)	(0.1%	)	(384)	(0.2%	)
Gain (loss) on sale of property and equipment	(8)	0.0%		34	0.0%
Other income	230	0.1%		4	0.0%
Total other income (expense)	117	0.0%		(346)	(0.2%	)

Income before provision for income taxes	13,969	7.4%		16,649	10.4%

Provision for income taxes	4,944	2.6%		5,282	3.3%

Net income	9,025	4.8%		11,367	7.1%

Net Sales

Net sales were $186,820 for the year ended December 31, 2024, an increase of $26,697 or 16.7% versus prior year. The net sales increase was primarily driven by higher volumes of our branded drinkable kefir.

Gross Profit

Gross profit as a percentage of net sales decreased to 26.0% during the year ended December 31, 2024 from 26.5% during the same period in 2023. The decrease versus the prior year was driven by the unfavorable impact of milk pricing, and to a lesser extent the increase in other input costs, partially offset by favorable transportation costs.

Selling Expenses

Selling expenses increased by $2,967 to $14,743 during the year ended December 31, 2024 from $11,776 during the same period in 2023. Selling expenses as a percentage of net sales increased to 7.9% during the year ended December 31, 2024 from 7.4% during the same period in 2023. The increase is primarily a result of our continued investments in marketing activities to drive brand awareness and sales volumes.

General and Administrative Expenses

General and administrative expenses increased $6,309 to $19,439 during the year ended December 31, 2024 from $13,130 during the same period in 2023. Legal and professional fees associated with non-routine stockholder action and the Danone unsolicited purchase proposal, and the CEO retention bonus awarded in the fourth quarter of 2024, account for approximately 75% of the increase. General and administrative stock-based compensation expense increased $784 compared to the same period in 2023.

Provision for Income Taxes

The provision for income taxes includes federal, state and local income taxes. The provision for income taxes was $4,944 and $5,282 during the year ended December 31, 2024 and 2023, respectively.

The effective income tax rate was 35.4% in 2024 compared to 31.7% in 2023. The statutory Federal and state tax rates remained consistent from 2023 to 2024. The Company consistently reflects non-deductible items such as non-deductible officer compensation expense, non-deductible compensation expense related to equity incentive awards and separate state tax rates from year to year. Although similar items were reflected in 2024, the percentage effect is different primarily due to the increase in certain non-deductible compensation in 2024 compared to 2023. The increase is partially offset by the difference in pre-tax income in 2024 compared to 2023.

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

Liquidity and Capital Resources

Management assesses the Company’s liquidity in terms of its ability to generate cash to fund its operating, investing, and financing activities. The Company remains in a strong financial position, and while it has been impacted by the macroeconomic challenges with commodity inflation and other input cost increases, the Company believes that its cash flow from operations, revolving credit facility, and cash and cash equivalents will continue to provide sufficient liquidity for its working capital needs, capital resource requirements, and growth initiatives and to ensure the continuation of the Company as a going concern.

If additional borrowings are needed, $5,000 was available under the Revolving Credit Facility as of December 31, 2024 (see Note 7, Debt). We are in compliance with the terms of the Credit Agreement and expect to meet foreseeable financial requirements. The success of our business and financing strategies will continue to provide us with the financial flexibility to take advantage of various opportunities as they arise. To date, we have been successful in generating cash and obtaining financing as needed. However, if a serious economic or credit market crisis ensues, it could have a negative effect on our liquidity, results of operations and financial condition.

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

Cash Flow

The following table is derived from our Consolidated Statement of Cash Flows:

	Year Ended December 31,
	2024	2023
Net Cash Flows Provided By (Used In):
Operating activities	$12,962	$16,941
Investing activities	$(6,682)	$(4,410)
Financing activities	$(2,750)	$(3,777)

Operating Activities

Net cash provided by operating activities was $12,962 in 2024 compared to $16,941 in 2023. The decrease was primarily due to lower cash earnings driven by non-routine stockholder action, and the change in working capital.

Investing Activities

Net cash used in investing activities was $6,682 in 2024 compared to $4,410 in 2023. The increase in cash used reflects our planned capital spending increase during 2024 compared to 2023. Our capital spending is focused in three core areas: growth, cost reduction, and facility improvements. Growth capital spending supports increased production capacity, new product innovation and enhancements. Cost reduction and facility improvements support manufacturing efficiency, safety, and productivity. We continue to make capital expenditures primarily to modernize manufacturing facilities and support productivity initiatives.

Financing Activities

Net cash used in financing activities was $2,750 in 2024 compared to $3,777 in 2023. The cash used represents the quarterly principal payments under the term loan. The Company paid the outstanding term loan balance of $2,250 in full during the second quarter of 2024.

Debt Obligations

The Company is party to an Amended and Restated Loan and Security Agreement (as amended and modified from time to time, the “Credit Agreement”) with its existing lender and certain of its subsidiaries. The Credit Agreement provides for, among other things, a $5,000 term loan to be repaid in quarterly installments of principal and interest over a term of five years, a revolving line of credit up to a maximum of $5,000 (the “Revolving Credit Facility”) and an incremental facility not to exceed $5,000. The termination date of the term loan is August 18, 2026, unless earlier terminated. The term loan was terminated during the second quarter of 2024 upon payment of the outstanding loan balance in full. The termination date of the revolving credit facility is June 30, 2025, unless earlier terminated.

As of December 31, 2024, the Company had $0 outstanding under the Revolving Credit Facility and note payable. The Company had $5,000 available for future borrowings under the Revolving Credit Facility as of December 31, 2024.

All outstanding amounts under the loans bear interest at the Secured Overnight Financing Rate (“SOFR”), plus 2.07%. Interest is payable monthly in arrears. Lifeway is also required to pay a quarterly unused line fee of 0.20% on the Revolving Credit Facility, and in conjunction with the issuance of any letters of credit, a letter of credit fee of 0.20%.

The Company is in compliance with all applicable financial debt covenants as of December 31, 2024. See Note 7 to our Consolidated Financial Statements for additional information regarding our indebtedness and related agreements.

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

Goodwill impairment

Goodwill totaled $11,704 as of December 31, 2024. Goodwill represents the excess purchase price over the fair value of the net tangible and other identifiable intangible assets acquired. Goodwill is not amortized.

The Company has one reporting unit within its single reportable segment. We review and evaluate our goodwill for potential impairment at a minimum annually, as of December 31, or more frequently if circumstances indicate that impairment is possible. We completed our annual goodwill impairment analysis as of December 31, 2024. Our assessment did not result in an impairment.

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

Sales discounts & allowance

We offer various trade promotions and sales incentive programs to customers and consumers. From time to time, we grant certain sales discounts to customers which are classified as a reduction in sales. The measurement and recognition of discounts and allowances involve the use of judgment and our estimates are made based on historical experience and specific customer program accruals. Differences between estimated and actual discount and allowance costs are normally not material and are recognized in earnings in the period such differences are determined. The process for analyzing trade promotion programs could impact our results of operations and trade spending accruals depending on how actual results of the programs compare to original estimates. As of December 31, 2024, we had $1,590 of accrued discounts and allowances.

Share-based compensation

Certain employees and non-employee directors receive various forms of share-based payment awards, and we recognize compensation expense for these awards based on their grant date fair values. The grant date fair value of Restricted Stock Units (“RSUs”) and Performance Share Unit (“PSUs”) awards is equal to the Company’s closing stock price on the grant date. The Company granted RSU and PSU awards during 2024 to employees. The PSU awards are contingent upon the achievement of strategic milestones during a three-year measurement period. The expense recognition of PSU awards therefore requires management to make judgements and estimates at the end of each reporting period as to the cumulative three-year milestone achievements. Changes in managements estimate of the three-year cumulative milestone achievements are recognized as change in management estimate in a subsequent period. We do not estimate forfeitures in measuring the grant date fair value of RSUs and PSUs, but rather account for forfeitures as they occur. Forfeitures have historically been immaterial. See Note 11 to our consolidated financial statements for further detail.

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

Not applicable.

ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Lifeway Foods, Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Lifeway Foods, Inc. (an Illinois corporation) and subsidiaries (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Basis for opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Chicago, Illinois

March 14, 2025

LIFEWAY FOODS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

December 31, 2024 and 2023

(In thousands)

	December 31,
	2024	2023
Current assets
Cash and cash equivalents	$16,728	$13,198
Accounts receivable, net of allowance for credit losses and discounts & allowances of $1,590 and $1,270 at December 31, 2024 and 2023, respectively	15,424	13,875
Inventories, net	8,678	9,104
Prepaid expenses and other current assets	2,144	2,019
Refundable income taxes	631	–
Total current assets	43,605	38,196

Property, plant and equipment, net	26,862	22,764
Operating lease right-of use asset	118	192
Goodwill	11,704	11,704
Intangible assets, net	6,358	6,898
Other assets	1,900	1,900
Total assets	$90,547	$81,654

Current liabilities
Current portion of note payable	$–	$1,250
Accounts payable	10,401	9,976
Accrued expenses	5,103	4,916
Accrued income taxes	–	474
Total current liabilities	15,504	16,616

Note payable	–	1,483
Operating lease liabilities	70	118
Deferred income taxes, net	3,062	3,001
Total liabilities	18,636	21,218

Commitments and contingencies (Note 9)	–	–

Stockholders’ equity
Preferred stock, no par value; 2,500 shares authorized; none issued	–	–
Common stock, no par value; 40,000 shares authorized; 17,274 shares issued; 15,100 and 14,691 shares outstanding at 2024 and 2023	6,509	6,509
Paid-in capital	4,632	4,825
Treasury stock, at cost	(14,052)	(16,695)
Retained earnings	74,822	65,797
Total stockholders’ equity	71,911	60,436

Total liabilities and stockholders’ equity	$90,547	$81,654

See accompanying notes to consolidated financial statements

LIFEWAY FOODS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

For the Years Ended December 31, 2024 and 2023

(In thousands, except per share data)

	2024	2023

Net sales	$186,820	$160,123

Cost of goods sold	135,400	115,060
Depreciation expense	2,846	2,622
Total cost of goods sold	138,246	117,682

Gross profit	48,574	42,441

Selling expenses	14,743	11,776
General and administrative	19,439	13,130
Amortization expense	540	540
Total operating expenses	34,722	25,446

Income from operations	13,852	16,995

Other income (expense):
Interest expense	(105)	(384)
Gain (loss) on sale of property and equipment	(8)	34
Other income	230	4
Total other income (expense)	117	(346)

Income before provision for income taxes	13,969	16,649

Provision for income taxes	4,944	5,282

Net income	$9,025	$11,367

Net earnings per common share:
Basic	$0.61	$0.77
Diluted	$0.60	$0.75

Weighted average common shares outstanding:
Basic	14,769	14,667
Diluted	15,130	15,103

See accompanying notes to consolidated financial statements

LIFEWAY FOODS, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

For the Years Ended December 31, 2024 and 2023

(In thousands)

	Common Stock
	Issued		In treasury		Paid-In	Retained	Total
	Shares	$	Shares	$	Capital	Earnings	Equity

Balance, January 1, 2023	17,274	$6,509	(2,629)	$(16,993)	$3,624	$54,430	$47,570

Issuance of common stock in connection with stock-based compensation	–	–	46	298	(364)	–	(66)

Stock-based compensation	–	–	–	–	1,565	–	1,565

Net income	–	–	–	–	–	11,367	11,367

Balance, December 31, 2023	17,274	$6,509	(2,583)	$(16,695)	$4,825	$65,797	$60,436

Issuance of common stock in connection with stock-based compensation	–	–	398	2,573	(2,790)	–	(217)

Issuance of common stock on exercise of stock options	–	–	11	70	36	–	106

Stock-based compensation	–	–	–	–	2,561	–	2,561

Net Income	–	–	–	–	–	9,025	9,025

Balance, December 31, 2024	17,274	$6,509	(2,174)	$(14,052)	$4,632	$74,822	$71,911

See accompanying notes to consolidated financial statements

LIFEWAY FOODS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2024 and 2023

(In thousands)

	2024	2023

Cash flows from operating activities:
Net income	$9,025	$11,367
Adjustments to reconcile net income to operating cash flow:
Depreciation and amortization	3,386	3,162
Non-cash interest expense	17	6
Bad debt expense	–	2
Stock-based compensation	2,446	1,497
Deferred income taxes	61	(28)
Loss (gain) on sale of property and equipment	8	(34)
(Increase) decrease in operating assets:
Accounts receivable	(1,550)	(2,463)
Inventories	426	527
Prepaid expenses and other current assets	(125)	(574)
Refundable income taxes	(631)	44
Increase (decrease) in operating liabilities:
Accounts payable	156	1,859
Accrued expenses	217	1,102
Accrued income taxes	(474)	474
Net cash provided by operating activities	12,962	16,941

Cash flows from investing activities:
Purchases of property and equipment	(6,697)	(4,351)
Proceeds from sale of equipment	15	41
Purchase of investments	–	(100)
Net cash used in investing activities	(6,682)	(4,410)

Cash flows from financing activities:
Repayment of line of credit	–	(2,777)
Repayment of note payable	(2,750)	(1,000)
Net cash used in financing activities	(2,750)	(3,777)

Net increase in cash and cash equivalents	3,530	8,754
Cash and cash equivalents at the beginning of the period	13,198	4,444
Cash and cash equivalents at the end of the period	$16,728	$13,198

Supplemental cash flow information:
Cash paid for income taxes, net of (refunds)	$5,987	$4,792
Cash paid for interest	$98	$415
Non-cash investing activities
Accrued purchase of property and equipment	$407	$137
Right-of-use assets obtained in exchange for lease obligations	$–	$94

See accompanying notes to consolidated financial statements

LIFEWAY FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2024 and 2023

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

Accounts Receivable

Lifeway provides credit terms to customers in-line with industry standards and maintains allowances for potential credit losses based on historical collection experiences and the current economic condition of specific customers. All accounts receivables have an original term of less than one year. Customer balances are written off after all collection efforts are exhausted. Estimated product returns, which have not been material, are deducted from sales at the time of revenue recognition. The Company does not charge interest on past due accounts receivable. Accounts receivable, less allowances was $15,424, $13,875 and $11,414, as of December 31, 2024, 2023, and 2022 respectively.

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

The Company records its investments in equity securities without a readily determinable fair value at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. As of December 31, 2024, and 2023, the Company has one equity investment without a readily determinable fair value which is recorded at $1,800 in other assets on the consolidated balance sheet. The investment cost of $1,800 for this equity investment includes a cumulative unrealized gain of $1,731 resulting from an observable price change in 2019. There were no upward or downward observable price change adjustments to the equity investment cost during 2024 or 2023.

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

Advertising costs

Advertising costs are expensed as incurred and reported in Selling expense in the Company’s consolidated statements of operations. Total advertising expense was $5,447 and $3,733 for the years ended December 31, 2024 and 2023, respectively.

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

Recent accounting pronouncements

Issued but not yet effective

In November 2024, the Financial Accounting Standards Board (“FASB”) issued ASU 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Topic 220-40): Disaggregation of Income Statement Expenses. The new standard requires additional disclosure of certain amounts included in the expense captions presented on the Statement of Operations as well as disclosures about selling expenses. The new standard is effective on a prospective basis, with the option for retrospective application, for our annual period ending December 31, 2027, and our interim periods during the fiscal year ending December 31, 2028. The new standard does not affect recognition or measurement in the Company’s consolidated financial statements. Upon adoption, the impact of ASU 2024-03 will be limited to certain notes to the Consolidated Financial Statements.

In December 2023, the FASB issued ASU No. 2023-09: Income Taxes (Topic 740): Improvements to Income Tax Disclosures that requires entities to disclose additional information about federal, state, and foreign income taxes primarily related to the income tax rate reconciliation and income taxes paid. The new standard also eliminates certain existing disclosure requirements related to uncertain tax positions and unrecognized deferred tax liabilities. The new standard is effective for our fiscal year ending December 31, 2025, and our interim periods during the fiscal year ending December 31, 2026. The guidance does not affect recognition or measurement in the Company’s consolidated financial statements. Upon adoption, the impact of ASU 2023-09 will be limited to certain notes to the Consolidated Financial Statements.

Adopted

In November 2023, the FASB issued Accounting Standards Update (“ASU”) No. 2023-07: Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The new standard requires entities to report incremental information about significant segment expenses included in a segment’s profit or loss measure as well as the name and title of the chief operating decision maker. The new standard also requires interim disclosures related to reportable segment profit or loss and assets that had previously only been disclosed annually. The new standard is effective for our annual period ending December 31, 2024 and our interim periods during the fiscal year ending December 31, 2025. The Company adopted this standard during the fourth quarter of 2024. The new standard did not affect recognition or measurement in the Company’s consolidated financial statements.

Note 3 – Inventories, net

	December 31,
	2024	2023
Ingredients	$2,519	$2,929
Packaging	2,855	3,014
Finished goods	3,304	3,161
Total inventories, net	$8,678	$9,104

Note 4 – Property, Plant and Equipment, net

	December 31,
	2024	2023
Land	$1,565	$1,565
Buildings and improvements	23,520	21,661
Machinery and equipment	38,181	33,573
Vehicles	477	705
Office equipment	758	1,072
Construction in process	2,163	2,154
	66,664	60,730
Less accumulated depreciation	(39,802)	(37,966)
Total property, plant and equipment, net	$26,862	$22,764

Note 5 – Goodwill and Intangible Assets

Goodwill

Goodwill consisted of the following:

Total
Balance at December 31, 2023
Goodwill	$12,948
Accumulated impairment losses	(1,244)
$11,704

Balance at December 31, 2024
Goodwill	$12,948
Accumulated impairment losses	(1,244)
$11,704

The Company performed an annual Step 0 impairment assessment for its single reporting unit as of December 31, 2024 and 2023, noting no impairment loss.

Approximately $1,664 of goodwill is deductible for income tax purposes.

Intangible Assets

The gross carrying amounts and accumulated amortization of intangible assets consisted of the following:

	December 31, 2024			December 31, 2023
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount

Recipes	$44	$(44)	$–	$44	$(44)	$–
Customer lists and other customer related intangibles	4,529	(4,529)	–	4,529	(4,529)	–
Customer relationship	3,385	(1,532)	1,853	3,385	(1,372)	2,013
Brand names	7,948	(3,443)	4,505	7,948	(3,063)	4,885
Formula	438	(438)	–	438	(438)	–
Total intangible assets, net	$16,344	$(9,986)	$6,358	$16,344	$(9,446)	$6,898

Estimated amortization expense on intangible assets for the next five years is as follows:

Year	Amortization
2025	$540
2026	$540
2027	$540
2028	$540
2029	$540

The weighted-average remaining amortization expense period for the customer relationship and brand name intangible assets is 11.6 and 11.9 years, respectively, as of December 31, 2024. The weighted-average remaining amortization expense period for total intangible assets is 11.8 years as of December 31, 2024.

Note 6 – Accrued Expenses

Accrued expenses consisted of the following:

	December 31,
	2024	2023
Payroll and incentive compensation	$4,188	$3,853
Real estate taxes	468	442
Accrued utilities	193	241
Current portion of operating lease liabilities	47	74
Other	207	306
Total accrued expenses	$5,103	$4,916

Note 7 – Debt

Note payable consisted of the following:

	December 31, 2024	December 31, 2023
Term loan due August 18, 2026. Interest payable monthly.	$–	$2,750
Unamortized deferred financing costs	–	(17)
Total note payable	–	2,733
Less current portion	–	(1,250)
Total long-term portion	$–	$1,483

The Company paid the outstanding term loan balance of $2,250 in full during the second quarter of 2024 and expensed the remaining unamortized deferred financing costs.

Credit Agreement

The Company is party to an Amended and Restated Loan and Security Agreement (as amended and modified from time to time, the “Credit Agreement”) with its existing lender and certain of its subsidiaries. The Credit Agreement provides for, among other things, a $5,000 term loan to be repaid in quarterly installments of principal and interest over a term of five years, a revolving line of credit up to a maximum of $5,000 (the “Revolving Credit Facility”) and an incremental facility not to exceed $5,000. The termination date of the term loan is August 18, 2026, unless earlier terminated. The termination date of the revolving credit facility is June 30, 2025, unless earlier terminated.

All outstanding amounts under the Credit Agreement bear interest at the Secured Overnight Financing Rate (“SOFR”), plus 2.07%. Interest is payable monthly in arrears. Lifeway is also required to pay a quarterly unused revolving line of credit fee of 0.20% and, in conjunction with the issuance of any letters of credit, a letter of credit fee of 0.20%.

The Credit Agreement includes customary representations, warranties, and covenants, including financial covenants requiring the Company to maintain a fixed charge coverage ratio of no less than 1.25 to 1.00, and a minimum working capital financial covenant, as defined, of no less than $11,250, in each of the fiscal quarters ending through the expiration date. The Credit Agreement provides for events of default, including failure to repay principal and interest when due and failure to perform or violation of the provisions or covenants of the agreement, as a result of which amounts due under the Credit Agreement may be accelerated. The loans and all other amounts due and owed under the Credit Agreement and related documents are secured by substantially all of the Company’s assets.

Lifeway was in compliance with the fixed charge coverage ratio and minimum working capital covenants at December 31, 2024.

Revolving Credit Facility

As of December 31, 2024, the Company had $0 outstanding under the Revolving Credit Facility. The Company had $5,000 available for future borrowings under the Revolving Credit Facility as of December 31, 2024.

See Footnote 15 – Subsequent Events, for the February 2025 credit agreement amendment which increased the revolving loan commitment from $5,000 to $25,000.

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

The Company does not record leases with an initial term of 12 months or less on the balance sheet. Expense for these short-term leases is recorded on a straight-line basis over the lease term. Total lease expense was $148 and $138 (including short term leases) for the years ended December 31, 2024 and 2023, respectively.

Future maturities of lease liabilities were as follows:

Year	Operating Leases
2025	$54
2026	31
2027	21
2028	17
2029	10
Thereafter	0
Total lease payments	133
Less: Interest	(16)
Present value of lease liabilities	$117

The weighted-average remaining lease term for its operating leases was 3.4 years as of December 31, 2024. The weighted average discount rate of its operating leases was 8.51% as of December 31, 2024. Cash paid for amounts included in the measurement of lease liabilities was $89 and $94 for the year ended December 31, 2024 and 2023, respectively.

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

Note 10 – Income taxes

The provision for income taxes consists of the following:

	For the Years Ended December 31,
	2024	2023
Current:
Federal	$3,371	$3,591
State and local	1,512	1,719
Total current	4,883	5,310
Deferred	61	(28)
Provision for income taxes	$4,944	$5,282

The following is a reconciliation of income tax expense computed at the U.S. federal statutory tax rate to income tax expense reported in the consolidated statement of operations:

	2024		2023
	Amount	Percentage	Amount	Percentage
Federal income tax at statutory rate	$2,933	21.0%	$3,496	21.0%
State and local tax, net	737	5.3%	1,126	6.8%
Other permanent differences	29	0.2%	17	0.1%
Section 162m	1,074	7.7%	435	2.6%
Stock based compensation	167	1.2%	203	1.2%
Change in tax rates	2	0.0%	5	0.0%
Other	2	0.0%	–	–%
Provision for income taxes	$4,944	35.4%	$5,282	31.7%

The tax effects of temporary differences giving rise to deferred income tax assets and liabilities were:

	December 31,
	2024	2023
Deferred tax liabilities attributable to:
Accumulated depreciation and amortization	$(3,829)	$(3,519)
Unrealized gains	(467)	(469)
Total deferred tax liabilities	(4,296)	(3,988)
Deferred tax assets attributable to:
Net operating losses	6	6
Accrued compensation	454	403
Incentive compensation	499	301
Inventory	279	280
Allowances for doubtful accounts and discounts	2	3
Other	(6)	(6)
Total net deferred tax assets	1,234	987
Net deferred tax liabilities	$(3,062)	$(3,001)

The following table details the Company’s tax attributes related to net operating losses for which it has recorded deferred tax assets.

Tax Attributes	Gross Amount	Net Amount	Expiration Years
State net operating losses	$116	$6	2035
		$6

Lifeway is subject to U.S. federal income tax as well as income tax in multiple state and city jurisdictions. With limited exceptions, Lifeway’s calendar year 2021 and subsequent federal and state tax years remain open by statute. As of December 31, 2024, the unrecognized tax benefit is $0.

The amount of interest and penalties recognized in the consolidated statements of operations was $0 during 2024 and 2023, respectively. The amount of accrued interest and penalties recognized in the consolidated balance sheets was $0 at December 31, 2024 and 2023, respectively.

Note 11 – Stock-based and Other Compensation

Omnibus Incentive Plan

In December 2015, Lifeway stockholders approved the 2015 Omnibus Incentive Plan, which authorized the issuance of an aggregate of 3.5 million shares to satisfy awards of stock options, stock appreciation rights, unrestricted stock, restricted stock, restricted stock units, performance shares and performance units to qualifying employees. At December 31, 2024, no shares remain available for award under the 2015 Omnibus Incentive Plan as it was terminated on August 31, 2022. However, any outstanding awards under the 2015 Omnibus Incentive Plan are unaffected by the termination of the 2015 Omnibus Incentive Plan or by the approval of the 2022 Omnibus Incentive Plan (the “2022 Plan”) as described below.

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

Awards granted under the 2022 Plan are generally subject to a minimum vesting period of at least one year. Awards may be subject to cliff-vesting or graded-vesting conditions, with graded vesting starting no earlier than one year after the grant date. The Plan Administrator may provide for shorter vesting periods in an award agreement for no more than five percent of the maximum number of shares authorized for issuance under the 2022 Plan. As of December 31, 2024, 2.64 million shares remain available to award under the 2022 Plan.

Stock Options

The following table summarizes stock option activity during the year ended December 31, 2024:

	Options	Weighted average exercise price	Weighted average remaining contractual life	Aggregate intrinsic value
	(In thousands)
Outstanding at December 31, 2023	41	$10.42	2.21	$121
Granted	–	–	–	–
Exercised	(11)	10.41	–	–
Forfeited	–	–	–	–
Outstanding at December 31, 2024	30	10.42	1.21	426
Exercisable at December 31, 2024	30	10.42	1.21	426

Restricted Stock Units

A Restricted Stock Unit (“RSU”) represents the right to receive one share of common stock in the future. RSUs have no exercise price. The following table summarizes RSU activity during the year ended December 31, 2024.

	Restricted Stock Units	Weighted Average Grant Date Fair Value
	(In thousands)
Nonvested, at December 31, 2023	207	$6.89
Granted	57	13.12
Shares issued upon vesting	(74)	6.84
Forfeited	–	–
Nonvested, at December 31, 2024	190	8.77
Earned and deferred, at December 31, 2024	71	7.56

For the years ended December 31, 2024 and 2023 total pre-tax stock-based compensation expense recognized in the consolidated statements of operations was $904 and $506, respectively. For the years ended December 31, 2024 and 2023 tax-related benefits of $253 and $142, respectively, were also recognized. Future compensation expense related to nonvested restricted stock units was $615 as of December 31, 2024 and will be recognized over a weighted-average period of 1.29 years.

Long-Term Incentive Plan Compensation

Lifeway has established long-term incentive-based compensation programs for certain senior executives and key employees pursuant to the terms of its incentive plans.

2020 CEO Incentive Award

During 2020, Lifeway awarded a long-term equity-based incentive of $750 to its Chief Executive Officer (the “2020 CEO Award”) based on Lifeway’s 2020 performance levels compared to the respective targets. The equity-based incentive compensation is payable in restricted stock that vests one-third in April 2022, one-third in April 2023, and one-third in April 2024. The issuance of vested equity awards is subject to approval under the Stock Purchase Agreement dated October 1, 1999. The RSU awards have a grant date fair value of $5.13 dollars per share. For the years ended December 31, 2024 and 2023, $24 and $105 was expensed as stock-based compensation expense in the consolidated statements of operations. As of December 31, 2024, all stock-based compensation expense has been recognized.

2021 Equity Award

The 2021 long-term equity incentive plan compensation is based on Lifeway’s achievement of adjusted EBITDA performance versus the respective target established by the Board for 2021. Under the 2021 plan, collectively the participants earned equity-based incentive compensation of $1,069 based on Lifeway’s achievement of the respective financial target. The equity-based incentive compensation is payable in restricted stock that vests one-third in April 2022, one-third in April 2023, and one-third in April 2024. The RSU awards have a grant date fair value of $6.00 dollars per share. For the years ended December 31, 2024 and 2023, $40 and $194 was expensed as stock-based compensation expense in the consolidated statements of operations, respectively. As of December 31, 2024, all stock-based compensation expense has been recognized.

2022 Equity Award

Under the 2022 long-term incentive plan, participants can earn a specified number of target level Performance Share Units (“PSUs”) contingent upon the achievement of strategic milestones during the three-year measurement period, which is fiscal year 2022 to 2024. The strategic milestones are 1) 3-year cumulative net revenue, and 2) 3-year cumulative adjusted EBITDA. The target number of PSU awards are weighted 50% on net revenue and 50% on adjusted EBITDA. Collectively, the participants can earn 125,066 PSUs at the target level. Participants may earn more or less than the target number of shares based on actual results, however the minimum and maximum number of shares that can be earned are bound by minimum and maximum thresholds of net revenue and adjusted EBITDA. The PSU awards will be earned and will vest, if at all, after the end of the three-year measurement period based on achievement of the milestones. The PSU awards do not vest during the three-year measurement period. The PSUs have a grant date fair value of $6.25 dollars per share. For the twelve months ended December 31, 2024, and 2023, $542 and $473 was expensed as stock-based compensation expense in the consolidated statements of operations, respectively. As of December 31, 2024, all stock-based compensation expense has been recognized.

The 2022 long-term incentive plan also granted restricted stock unit awards that contain only a service condition and vest on the passage of time in three equal installments on each of the first three anniversaries of the August 31, 2022 grant date. The stock-based compensation expense for these awards is included in the Restricted Stock Units section above.

2023 Equity Award

Under the 2023 long-term incentive plan, participants can earn a specified number of target level Performance Share Units (“PSUs”) contingent upon the achievement of strategic milestones during the three-year Measurement Period, which is fiscal year 2023 to 2025. The strategic milestones are 1) 3-year cumulative net revenue, and 2) 3-year cumulative adjusted EBITDA. The target number of PSU awards are weighted 50% on net revenue and 50% on adjusted EBITDA. Collectively, the participants can earn 115,622 PSUs at the target level. Participants may earn more or less than the target number of shares based on actual results, however the minimum and maximum number of shares that can be earned are bound by minimum and maximum thresholds of net revenue and adjusted EBITDA. The PSU awards will be earned and will vest, if at all, after the end of the three-year measurement period based on achievement of the milestones. The PSU awards do not vest during the three-year measurement period. The PSUs have a grant date fair value of $6.88 dollars per share. For the twelve months ended December 31, 2024 and 2023, $491 and $219 was expensed as stock-based compensation expense in the consolidated statements of operations, respectively.

The 2023 long-term incentive plan also granted restricted stock unit awards that contain only a service condition and vest on the passage of time in three equal installments on each of the first three anniversaries of the June 16, 2023 grant date. The stock-based compensation expense for these awards is included in the Restricted Stock Units section above.

2024 Equity Award

Under the 2024 long-term incentive plan, participants can earn a specified number of target level Performance Share Units (“PSUs”) contingent upon the achievement of strategic milestones during the three-year Measurement Period, which is fiscal year 2024 to 2026. The strategic milestones are 1) 3-year cumulative net revenue, and 2) 3-year cumulative adjusted EBITDA. The target number of PSU awards are weighted 50% on net revenue and 50% on adjusted EBITDA. Collectively, the participants can earn 64,986 PSUs at the target level. Participants may earn more or less than the target number of shares based on actual results, however the minimum and maximum number of shares that can be earned are bound by minimum and maximum thresholds of net revenue and adjusted EBITDA. The PSU awards will be earned and will vest, if at all, after the end of the three-year measurement period based on achievement of the milestones. The PSU awards do not vest during the three-year measurement period. The PSUs have a grant date fair value of $13.73 per share. For the twelve months ended December 31, 2024 and 2023, $445 and $0 was expensed as stock-based compensation expense in the consolidated statements of operations, respectively.

The 2024 long-term incentive plan also granted restricted stock unit awards that contain only a service condition and vest on the passage of time in three equal installments on each of the first three anniversaries of the January 10, 2024 grant date. The stock-based compensation expense for these awards is included in the Restricted Stock Units section above.

Non-Employee Director Plan

On August 31, 2022, Lifeway stockholders approved the 2022 Non-Employee Director Equity and Deferred Compensation Plan (the “2022 Director Plan”), which authorizes the grant of restricted stock units (“RSUs”), which will vest on such schedule as the Company, in its sole discretion, shall determine. Each non-employee director of the Company is eligible to be a participant in the 2022 Director Plan until they no longer serve as a non-employee director. As of the date of each annual shareholder meeting, the Company may grant each director a number of RSUs for such year and set the vesting schedule for the RSUs granted. Whether and how many RSUs the Company will grant to directors in any year is subject to the sole discretion of the Company and shall in any event be subject to the 2022 Director Plan’s overall share limits. The maximum aggregate number of shares of common stock that may be issued under the 2022 Directors Plan is 500 thousand shares. As of December 31, 2024, 393 thousand shares remain available to award under the 2022 Director Plan. The aggregate fair market value of shares underlying RSU compensation that may be issued as RSU compensation to a director in any year shall not exceed $170. In addition to the grant of RSUs, the 2022 Director Plan also provides for the deferral by electing participants of all or part of their cash compensation (in 10% increments) into a deferred cash account, and they may defer all or part of their cash and/or RSU compensation (in 10% increments) into a deferred RSU account. Deferred benefits are paid in a lump sum upon the applicable director’s departure from the Board of Directors.

Retirement Benefits

Lifeway has a defined contribution plan which is available to substantially all full-time employees. Under the terms of the plan we match employee contributions under a prescribed formula. For the years ended December 31, 2024 and 2023 total contribution expense recognized in the consolidated statements of operations was $650 and $499, respectively.

Note 12 – Earnings Per Share

The following table summarizes the effects of the share-based compensation awards on the weighted average number of shares outstanding used in calculating diluted earnings per share:

	Year Ended
	December 31,
	2024	2023
	(In thousands)
Weighted average common shares outstanding	14,769	14,667
Assumed exercise/vesting of equity awards	361	436
Weighted average diluted common shares outstanding	15,130	15,103

Note 13 – Segment, Customer and Geographic Information

Segment Information

The Company has one reportable segment, which manufactures and distributes cultured dairy products. Our products are produced using the same processes and materials and are sold to consumers through a common network of distributors and retailers. The Company derives revenue primarily in North America and manages the business activities on a consolidated basis. The business activities include selling cultured dairy products across various channels including retail-direct, distributor, and direct store delivery in a refrigerated format. We operate our business with a centralized financial systems infrastructure, and we share centralized resources for procurement and general and administrative activities. The accounting policies of the segment are the same as those described in the Summary of Significant Accounting Policies for the Company. Refer to Note 1 for additional information.

The Chief Executive Officer (“CEO”) has been identified as our Chief Operating Decision Maker (“CODM”). The Company manages operations on a company-wide basis, thereby making determinations as to the allocation of resources as one segment. The CODM uses discrete financial information at the consolidated level to assess performance for the segment and decides how to allocate resources based on the Company's consolidated Net income (loss), which is reported on the Consolidated Statement of Operations. The measure of segment assets is reported on the Consolidated Balance Sheet as Total assets.

The following table summarizes the reported segment revenue, segment profit, and significant segment expenses for the years ended December 31, 2024 and 2023.

	2024	2023

Net sales	$186,820	$160,123

Cost of goods sold	135,400	115,060
Depreciation expense	2,846	2,622
Total cost of goods sold	138,246	117,682

Gross profit	48,574	42,441

Selling expenses	14,743	11,776
General and administrative	19,439	13,130
Amortization expense	540	540
Total operating expenses	34,722	25,446

Income from operations	13,852	16,995

Other income (expense):
Interest expense	(105)	(384)
Gain (loss) on sale of property and equipment	(8)	34
Other income	230	4
Total other income (expense)	117	(346)

Income before provision for income taxes	13,969	16,649

Provision for income taxes	4,944	5,282

Net income	$9,025	$11,367

The following table summarizes the reported segment total assets as of December 31, 2024 and 2023.

	December 31,
	2024	2023
Total assets for reportable segment	$90,547	$81,654
Adjustments and reconciling items	–	–
Consolidated total assets	$90,547	$81,654

Products from which the reportable segment derives its revenue

Lifeway’s primary product is drinkable kefir. The Company manufactures (directly or through a co-manufacturer) and markets products under the Lifeway, Fresh Made, and GlenOaks Farms brand names, as well as under private labels on behalf of certain customers.

The Company’s product categories are:

•	Drinkable kefir, a cultured dairy product sold in a variety of organic and non-organic sizes, flavors, and types.
•	European-style soft cheeses, including farmer cheese, white cheese, and Sweet Kiss.
•	Cream and other, which primarily consists of cream, a byproduct of raw milk processing.
•	Drinkable yogurt, sold in a variety of sizes and flavors.
•	ProBugs, a line of kefir products designed for children.
•	Other dairy, which primarily consists of Fresh Made butter and sour cream.

Net sales of products by category were as follows for the years ended December 31:

	2024		2023
In thousands	$	%	$	%

Drinkable Kefir other than ProBugs	153,493	82%	127,726	80%
Cheese	14,554	8%	13,781	9%
Cream and other	8,299	4%	7,382	4%
Drinkable Yogurt	5,619	3%	6,236	4%
ProBugs Kefir	3,421	2%	3,429	2%
Other dairy	1,434	1%	1,569	1%
Net Sales	186,820	100%	160,123	100%

Significant Customers

Sales are predominately to companies in the retail food industry located within the United States. Two major customers accounted for a total of 25% and 24% of net sales for the years ended December 31, 2024 and 2023, respectively. Two major customers accounted for a total of 26% and 25% of accounts receivable as of December 31, 2024 and 2023, respectively.

Geographic Information

Net sales outside the of the United States represented less than 1% of total consolidated net sales in 2024 and 2023, respectively. Net sales are determined based on the destination where the products are shipped by Lifeway.

All the Company’s long-lived assets are in the United States.

Note 14 – Shareholder Rights Plan

On November 4, 2024, the Company adopted a Shareholder Rights Agreement (the “Rights Agreement”) and designated 40 shares of preferred stock as Series A Junior Participating Preferred Stock, none of which are issued or outstanding as of December 31, 2024. Pursuant to the Rights Agreement, the Company’s board of directors declared a dividend of one preferred share purchase right (each a “Right”) for each outstanding share of Company common stock to stockholders of record as of the close of business on November 18, 2024. Each Right entitles its holder, subject to the terms of the Rights Agreement, to purchase from the Company one one-thousandth of one share of Series A Junior Participating Preferred Stock, no par value, of the Company at an exercise price of $130.00 per Right, subject to adjustment. Rights will attach to any shares of Company common stock that become outstanding after November 18, 2024 and prior to the earlier of the Distribution Time (as defined in the Rights Agreement) and the redemption or expiration of the Rights, and in certain other circumstances described in the Rights Agreement. The Right expires at the end of November 4, 2025, or earlier if exercised.

Note 15 – Subsequent Events

On February 5, 2025, the Company entered into the Fifth Modification to the Amended and Restated Loan and Security Agreement (the “Fifth Modification”) with its current lender. The Fifth Modification, among other things, (i) increased the commitment for revolving loans under the Credit Agreement from $5,000 to $25,000, with interest payable at either the lender Base Rate (the Prime Rate minus 1.00%) or the SOFR plus 1.75%, (ii) extended the termination date of the Credit Agreement to February 5, 2028 and (iii) replaced the quarterly minimum working capital financial covenant with a financial covenant to maintain a maximum cash flow leverage ratio of no greater than 2.00 to 1.00 for each fiscal quarter commencing with the fiscal quarter ending March 31, 2025. The remaining material terms and conditions of the Credit Agreement remain substantially unchanged. The Company had no outstanding borrowings at the time of entry into the Fifth Modification.

On February 21, 2025, the Company’s $1,800 equity investment in Simple Mills was liquidated as a result of the sale of Simple Mills. The Company anticipates cash proceeds of approximately $5,150, and to recognize a gain on the sale of investment of approximately $3,350 during the first fiscal quarter of 2025.

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

As of December 31, 2024 (the “Evaluation Date”), we conducted an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2024 in ensuring that information required to be disclosed by us under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified under the Exchange Act rules.

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

Management, including our Chief Executive Officer and our Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2024. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework (2013). Based on this assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2024.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.   OTHER INFORMATION

During the quarter ended December 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

Code of Conduct and Code of Ethics

We have adopted a Code of Conduct applicable to all members of the Board, executive officers, and employees and a Code of Ethics applicable to all members of the Board and executive officers, including our principal executive officer and principal financial officer. The Code of Conduct and the Code of Ethics are available on our available on our website at www.lifewaykefir.com. Information contained on the website is not incorporated by reference in, or considered part of, this proxy statement. We intend to disclose on our website any amendments to, or any waivers under, the Code of Ethics that are required to be disclosed by the rules of the SEC or Nasdaq.

ITEM 11.        EXECUTIVE COMPENSATION

Information required by this Item 11 will be included in our definitive Proxy Statement to be filed no later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K and is incorporated herein by reference.

ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this Item 12 will be included in our definitive Proxy Statement to be filed no later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K and is incorporated herein by reference.

ITEM 13.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Information required by this Item 13 will be included in our definitive Proxy Statement to be filed no later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K and is incorporated herein by reference.

ITEM 14.        PRINCIPAL ACCOUNTANT FEES AND SERVICES

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

3.	Exhibits.

No.	Description	Form	Period Ending	Exhibit	Filing Date

3.1	Articles of Incorporation, as amended and currently in effect	10-K	12/31/2013	3.2	4/2/2014

3.2	Certificate of Designations of Series A Junior Participating Preferred Stock of Lifeway Foods, Inc., effective as of November 4, 2024	10-Q	9/30/2024	3.1	11/14/2024

3.3	Second Amended and Restated Bylaws	10-K	12/31/2022	3.1	3/27/2023

4.1	Description of Securities	Filed Herewith

4.2	Shareholder Rights Agreement, dated as of November 4, 2024, by and between Lifeway Foods, Inc. and Computershare Trust Company, N.A., as rights agent	8-A		4.1	11/5/2024

10.1**	Stockholders’ Agreement dated October 1, 1999 by and among Danone Foods, Inc., Lifeway Foods, Inc., Michael Smolyansky and certain other parties	8-K		10.11	10/12/1999

10.2**	Letter Agreement dated December 24, 1999 by and among Danone Foods, Inc., Lifeway Foods, Inc., Michael Smolyansky and certain other parties	8-K		10.12	1/12/2000

10.3+	Employment Agreement, dated September 12, 2002, between Lifeway Foods, Inc. and Julie Smolyansky	10-QSB/A No. 2	9/30/2002	10.14	4/30/2003

10.4	Amended and Restated Loan and Security Agreement dated as of May 7, 2018 among Lifeway Foods, Inc., Fresh Made, Inc., The Lifeway Kefir Shop, LLC, Lifeway Wisconsin, Inc., and CIBC Bank USA, as Lender.	8-K		10.1	5/11/2018

10.5	Employment Agreement by and between the Company and Amy Feldman, dated as of October 29, 2018	8-K		10.1	11/1/2018

10.6	Employment Agreement by and between the Company and Eric Hanson, dated as of January 18, 2019	8-K		10.1	1/23/2019

10.7	First Modification to Amended and Restated Loan and Security Agreement dated as of April 10, 2019 among Lifeway Foods, Inc., Fresh Made, Inc., The Lifeway Kefir Shop, LLC, Lifeway Wisconsin, Inc., and CIBC Bank USA, as Lender.	10-K	12/31/2018	10.10	4/15/2019

No.	Description	Form	Period Ending	Exhibit	Filing Date

10.08	Second Modification to Amended and Restated Loan and Security Agreement, effective as of December 10, 2019 by and among Lifeway Foods, Inc., Fresh Made, Inc., The Lifeway Kefir Shop, LLC, Lifeway Wisconsin, Inc., and CIBC Bank USA, as Lender.	8-K		10.1	12/10/2019

10.09	Third Modification to Amended and Restated Loan and Security Agreement dated as of September 30, 2020 among Lifeway Foods, Inc., Fresh Made, Inc., The Lifeway Kefir Shop, LLC, Lifeway Wisconsin, Inc., and CIBC Bank USA, as Lender.	10-Q	9/30/2020	10.1	10/6/2020

10.10	Fourth Modification to Amended and Restated Loan and Security Agreement, dated as of August 18, 2021, by and among Lifeway Foods, Inc., Fresh Made, Inc., The Lifeway Kefir Shop, LLC, Lifeway Wisconsin, Inc., and CIBC Bank USA, as Lender	8-K		10.1	8/20/2021

10.11	Fifth Modification to Amended and Restated Loan and Security Agreement, dated as of February 5, 2025, by and among Lifeway Foods, Inc., Fresh Made, Inc., Lifeway Wisconsin, Inc., and CIBC Bank USA, as Lender	8-K		10.1	2/7/2025

10.12+	Lifeway Foods, Inc. Omnibus Incentive Plan	8-K		10.2	12/18/2015

10.13+	Notice of Restricted Stock Unit Award	8-K		10.3	12/18/2015

10.14+	Notice of Performance Unit Award	8-K		10.4	12/18/2015

10.15+	Notice of Restricted Stock Award	8-K		10.5	12/18/2015

10.16+	Notice of Non-Qualified Stock Option Award	8-K		10.6	12/18/2015

10.17	Settlement Agreement dated as of July 27, 2022, between the Company and Edward Smolyansky and Ludmila Smolyansky	8-K		10.1	7/29/2022

10.18	Amendment to Settlement Agreement dated as of July 27, 2022, between the Company and Edward Smolyansky and Ludmila Smolyansky	10-K		10.20	3/27/2023

10.19+	Lifeway Foods, Inc. 2022 Omnibus Incentive Plan	8-K		10.1	9/2/2022

10.20+	Form of Notice of Restricted Stock Award under the Lifeway Foods, Inc. 2022 Non-Employee Director Equity and Deferred Compensation Plan	10-Q	9/30/2022	10.6	11/14/2022

10.21+	Form of Notice of Restricted Stock Unit Award under the Lifeway Foods, Inc. 2022 Omnibus Incentive Plan	10-Q	9/30/2022	10.7	11/14/2022

10.22+	Form of Notice of Performance-Based Restricted Stock Unit Award under the 2022 Omnibus Incentive Plan	10-Q	9/30/2022	10.8	11/14/2022

No.	Description	Form	Period Ending	Exhibit	Filing Date

10.23+	Lifeway Foods, Inc. 2022 2022 Non-Employee Director Equity and Deferred Compensation Plan	8-K		10.2	9/2/2022

10.24+	Form of Notice of Restricted Stock Unit Award under the Lifeway Foods, Inc. 2022 Non-Employee Director Equity and Deferred Compensation Plan	10-Q	9/30/2022	10.6	11/14/2022

10.25+	First Amendment to the 2022 Non-Employee Director Equity and Deferred Compensation Plan	10-Q	6/30/2024	10.1	8/13/2024

10.26+	Restricted Stock Unit Award Agreement, dated as of April 27, 2022, by and between the Company and Jason Scher	10-K	12/31/2022	10.29	3/27/2023

10.27+	Amended and Restated Employment Agreement, dated as of December 23, 2024, by and between the Company and Julie Smolyansky	8-K		10.1	12/23/2024

10.28+	Retention Bonus Agreement, dated as of December 23, 2024, by and between the Company and Julie Smolyansky	8-K		10.2	12/23/2024

19.1	Lifeway Foods, Inc. Policy on Insider Trading	Filed Herewith

21	List of Subsidiaries of the Registrant

23.1	Consent of Grant Thornton LLP	Filed Herewith

24.1	Power of Attorney (incorporated by reference to the signature page of this Annual Report on Form 10-K)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Julie Smolyansky

31.2	Rule 13a-14(a)/15d-14(a) Certification of Eric Hanson

32.1*	Section 1350 Certification of Julie Smolyansky

32.2*	Section 1350 Certification of Eric Hanson

97	Lifeway Foods, Inc. Incentive Compensation Clawback Policy	Filed Herewith

99.1*	Press release dated March 14, 2025 reporting the Company’s financial results for year ended December 31, 2024.

101*	The following financial statements from the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, formatted in inline XBRL, include: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Stockholders’ Equity, (iv) Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements.

__________________

+	Indicates a management contract or compensatory plan or arrangement.
*	This exhibit is furnished and not deemed filed with the Securities and Exchange Commission, and is not incorporated by reference into any filing of Lifeway Foods, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of filing this Form 10-K and irrespective of any general incorporation language contained in such filing.
**	The Company believes this agreement is null and void but has included it in this Exhibit List for completeness.

ITEM 16.    FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIFEWAY FOODS, INC.

Date: March 14, 2025	By:	/s/ Julie Smolyansky
Julie Smolyansky
Chief Executive Officer, President, and Director

Date: March 14, 2025	By:	/s/ Eric Hanson
Eric Hanson
Chief Financial & Accounting Officer

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each individual whose signature appears below hereby constitutes and appoints Julie Smolyansky and Eric Hanson, and each of them individually, his or her true and lawful agent, proxy and attorney-in-fact, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to (i) act on, sign and file with the Securities and Exchange Commission any and all amendments to this Report together with all schedules and exhibits thereto, (ii) act on, sign and file with the Securities and Exchange Commission any and all exhibits to this Report and any and all exhibits and schedules thereto, (iii) act on, sign and file any and all such certificates, notices, communications, reports, instruments, agreements and other documents as may be necessary or appropriate in connection therewith and (iv) take any and all such actions which may be necessary or appropriate in connection therewith, granting unto such agents, proxies and attorneys-in-fact, and each of them individually, full power and authority to do and perform each and every act and thing necessary or appropriate to be done, as fully for all intents and purposes as he or she might or could do in person, and hereby approving, ratifying and confirming all that such agents, proxies and attorneys-in-fact, any of them or any of his, her or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 14, 2025	/s/ Julie Smolyansky
Julie Smolyansky
Chief Executive Officer, President, and Director
(Principal Executive Officer)

Date: March 14, 2025	/s/ Eric Hanson
Eric Hanson
Chief Financial & Accounting Officer
(Principal Financial & Accounting Officer)

Date: March 14, 2025	/s/ Jason Scher
Jason Scher
Director

Date: March 14, 2025	/s/ Pol Sikar
Pol Sikar
Director

Date: March 14, 2025	/s/ Jody Levy
Jody Levy
Director

Date: March 14, 2025	/s/ Dorri McWhorter
Dorri McWhorter
Director

Date: March 14, 2025	/s/ Juan Carlos Dalto
Juan Carlos Dalto
Director

Date: March 14, 2025	/s/ Perfecto Sanchez
Perfecto Sanchez
Director

