Form 10-K/A
period 2024-12-31
Lifeway Foods, Inc.
filed 2025-04-29
CIK 814586

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

As of April 25, 2025, 15,203,241 shares of the registrant’s common stock, no par value, were outstanding.

Explanatory Note

Unless otherwise noted or as the context otherwise requires, the term “the Company,” “we,” “us,” or “our” refers to Lifeway Foods, Inc. and its subsidiaries.

This Amendment No. 1 to Form 10–K (this “Amendment”) amends the Company’s Annual Report on Form 10–K of for the fiscal year ended December 31, 2024 (the “Original Filing”), originally filed with the Securities and Exchange Commission (the “SEC”) on March 14, 2025. We are filing this Amendment to include the information required by Part III (Items 10, 11, 12, 13 and 14) of Form 10-K. The reference on the cover of the Original Filing to the incorporation by reference to portions of our definitive proxy statement to be filed no later than 120 after the close of the fiscal year covered by the Original Filing is hereby deleted.

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

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, this Amendment No. 1 also contains new certifications by our principal executive officer and principal financial officer as required by Section 302 of the Sarbanes-Oxley Act of 2002. Accordingly, Item 15 of Part IV is amended to include the currently dated certifications as exhibits.

i

ii

PART III

ITEM 10.        DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information About Our Directors and Executive Officers

Each of the Company’s directors serve until the next annual meeting of shareholders and until a successor is elected and qualified, or until such director’s earlier death, retirement, resignation or removal. The Company’s executive officers serve in accordance with their employment agreements as further described in Item 11, Employment agreements, severance, and change-in-control arrangements between Lifeway and Named Executive Officers – NEO Employment Agreements. Provided below is a brief description of our executive officers’ and directors’ business experience during the past five years.

Julie Smolyansky, Chief Executive Officer, President, Secretary and Director

Age: 49 Director Since: 2002	Board Leadership Roles: • Chairperson

JULIE SMOLYANSKY was appointed as a Director and elected President and Chief Executive Officer of Lifeway by the Board to fill the vacancies in those positions created by the death of her father, Michael Smolyansky, in June 2002. She was appointed as Secretary effective as of January 1, 2020. She is a graduate with a bachelor’s degree from the University of Illinois at Chicago. Prior to her appointment, Ms. Smolyansky spent six years as Lifeway’s Director of Sales and Marketing. Ms. Smolyansky also served as Lifeway’s Chief Financial Officer and Treasurer from 2002 to 2004. Under her leadership, Lifeway has brought its products into the mainstream, boosted annual revenues tenfold, and expanded distribution throughout the United States, Mexico, the United Kingdom, and Ireland, as well as portions of Central and South America and the Caribbean. She has been named to Fortune Business’s ‘40 under 40,’ Fortune’s 55 Most Influential Women on Twitter and Fast Company’s Most Creative People in Business 1000. She holds no other directorships in any other reporting company. Ms. Smolyansky is the daughter of Ludmila Smolyansky (Former Director), and sister of Edward Smolyansky (Former Chief Operating Officer of the Company). The Smolyansky family maintains a controlling interest in the Company, and the Board believes it is appropriate to provide for continuity of the representation of the Smolyansky family on the Board as a component of Lifeway’s succession planning strategy. Ms. Smolyansky has served as Chairperson of the Board since August 2022.

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

Juan Carlos (“JC”) Dalto, Director

Age: 60 Director Since: 2022	Board Leadership Roles: • Independent Director

JC DALTO was elected as a Director of the Company in August 2022. He has over 30 years of experience in the agriculture and food and beverage industries. In 2000, Mr. Dalto became the CEO of Danone in Portugal, in 2002 the President and CEO of Danone in Italy, and in 2004 the Chairman, President and CEO of Danone North America - The Dannon Company, Inc. He has gone on to hold Director, Country/Regional President and CEO positions at numerous international corporations, such as Danone, The Pillsbury Company, Kraft Foods and Stonyfield Farm. From 2012 to 2015, Mr. Dalto served as Chief Executive Officer of JDE Brazil (formerly, D.E. Master Blenders 1753). From 2017 to 2020, Mr. Dalto served as Chief Executive Officer of Savencia Fromage & Dairy Latin America. Mr. Dalto served as the President of Dole Sunshine Company - Dole Packaged Foods LLC, Americas from January 2021 through September 2022, where he worked on a movement toward zero fruit loss and zero fossil-based plastic packaging by 2025, and net zero carbon emissions by 2030. From October 2022 through present Mr. Dalto has served as the Chief Executive Officer of Savencia Fromage & Dairy, Americas. Mr. Dalto serves on the boards of directors of Milkaut S.A., Argentina. Mr. Dalto has extensive experience in de-commoditizing agri-business derived foods and drinks into added-value, functional, nutritional, health and wellness products, and has executed on sustainable and profitable growth business models in his previous roles. Mr. Dalto previously attended the Buenos Aires Institute of Technology and has post-graduate degrees from the University of Michigan and the London Business School. Mr. Dalto is also a certified Professional Coach from Integral Coaching Canada and has organized and led campaigns leading to Global Environmental Change in Latin America.

Key Attributes, Experience and Skills:

Mr. Dalto’s has deep industry, brand management and growth experience in the consumer-packaged goods sector. His business insights as a Board member will provide significant value to the Lifeway brand and support the Lifeway mission to grow profitably, sustainably and consciously and make Mr. Dalto well qualified for service on our Board.

Jody Levy, Director

Age: 46 Director Since: 2020	Board Leadership Roles: • Independent Director • Member, Audit and Corporate Governance Committee • Member, Compensation Committee

JODY LEVY was elected as a director of Lifeway to fill a vacancy on the Board on February 11, 2020. Ms. Levy is an entrepreneur, having founded many different types of companies. She has also acted as chief executive officer of companies at all stages of development from inception to operating with $200mm in annual revenue. In 2013, Ms. Levy founded World Waters, LLC, the parent company of WTRMLN WTR and served as its Creative Director and Chief Executive Officer from founding until the company’s sale in 2020. Ms. Levy is currently the chief executive officer and a director of Summit Group Endeavors LLC (since January 2021) and Summit Series LLC (since September 2020), related companies that produce annual ideas conference for the thought leaders of our time. Since January 2021, Ms. Levy has also been a director of Summit Junto LLC, an entity related to Summit Group Endeavors LLC and Summit Series LLC, which produces global events. In 2020, Ms. Levy founded, and has since served as chief executive officer of LabElymental, a company that helps people get healthy and happy, and NeroPraxis, a mind repatterning meditation app. As chief executive officer of companies at all stages of development, Ms. Levy has lead all departments within a company and understands the department functions and the intersection among them and how to optimize, manage and scale corporate efficiency and production. Ms. Levy has been a partner in, and advisor to, GEM&BOLT Mezcal since 2014. She also served as a director of Pinata, a company that offers a system for data driven task management for work, from 2017 to 2019. Ms. Levy has a Bachelor of Arts from School of the Art Institute of Chicago. Ms. Levy devotes as much time as necessary to Lifeway business and currently holds no other directorships in any other reporting company.

Key Attributes, Experience and Skills:

Ms. Levy’s breadth of experience in manufacturing, marketing and sale of consumer packaged goods, specifically health foods, as well as her financial expertise, depth of knowledge about all aspects of manufacturing companies and her leadership experience make her well qualified to be a member of our Board.

Dorri McWhorter, Director

Age: 51 Director Since: 2020	Board Leadership Roles: • Independent Director • Audit Committee Financial Expert • Member, Audit and Corporate Governance Committee • Member, Compensation Committee

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

Ms. McWhorter serves on the boards of directors of William Blair Funds and Skyway Concession Company (Chicago Skyway), NexPoint Capital, and LanzaTech Global Inc. (NASDAQ: LNZA). She is also active in the accounting profession and serves on the Financial Accounting Standards Advisory Council and having served as a member of the Board of Directors of the American Institute of Certified Public Accountants (AICPA) and a past Chairperson of the Board of Directors for the Illinois CPA Society. Ms. McWhorter also serves as Co-Chair of the Advisory Board of the First Women’s Bank. Ms. McWhorter received a BBA from the University of Wisconsin-Madison, an MBA from Northwestern University’s Kellogg School of Management, and an honorary Doctor of Humane Letters from Lake Forest College.

Key Attributes, Experience and Skills:

Ms. McWhorter’s breadth of experience in health platforms, and her financial and accounting expertise and business experience as Chief Executive Officer make her a valuable addition to our Board. In addition, Ms. McWhorter has been an operational, team, and project leader; and served as a senior executive, board member and community leader for over twenty years. Her experience has provided her with a broad understanding of the financial, and strategic issues facing health related companies like ours. Her industry and financial experience make her well qualified for service on our Board.

Perfecto Sanchez, Director

Age: 41 Director Since: 2022	Board Leadership Roles: • Independent Director • Member, Audit and Corporate Governance Committee

PERFECTO SANCHEZ was elected as a Director of the Company in August 2022. He is a West Point graduate and decorated U.S Army Veteran with two combat tours to Iraq. He started his corporate career at Kraft Heinz, where he launched MiO Liquid Water Enhancer, which grossed over $100 million in its first year and is regarded as one of Kraft’s most successful innovations to date. In 2013, Mr. Sanchez joined Danone where he led portfolio strategy and trade finance for over half of the dairy portfolio and then ultimately went on to lead the Danone Waters Customer Marketing Team for North America. In 2014, Mr. Sanchez launched his own marketing consulting firm called Keep The Change, a growth consulting initiative with a purpose. At Keep The Change, Mr. Sanchez serves as the chief executive officer and head of growth. He and his team build social impact initiatives across a myriad of different sectors from working with local governments to billion-dollar startups. Mr. Sanchez currently serves on the board of directors at TechTarget Inc. (Nasdaq: TTGT), a publicly traded company, and as an Advisor at International Crisis Group and Build in Tulsa. He is also an Ambassador of Mission Blue, a global coalition aimed at protecting marine life.

Key Attributes, Experience and Skills:

Mr. Sanchez’s has deep industry, brand management and growth experience in the consumer-packaged goods sector. His business insights as a Board member will provide significant value to the Lifeway brand and support the Lifeway mission to grow profitably, sustainably and consciously and make Mr. Sanchez well qualified for service on our Board.

Jason Scher, Director

Age: 50 Director Since: 2012	Board Leadership Roles: • Lead Independent Director • Chairperson, Audit and Corporate Governance Committee • Audit Committee Financial Expert • Chairperson, Compensation Committee

JASON SCHER was elected as a Director of the Company in July 2012. Mr. Scher is a principal at JAMP, LLP, an angel investment fund. From 2016 to present Mr. Scher has been a principal investor and advisor focused on early-stage companies.  From 2004 until 2016, Mr. Scher was the Chief Operating Officer of Vosges Haut-Chocolat, a leading manufacturer of super premium chocolate and confections in the US. From 2000 to 2004, Mr. Scher was a principal in RP3 Development, a New York based construction management and development company that performed work nationwide. Prior to that, Mr. Scher was employed by COSI Sandwich Bar in their real estate and construction group. Mr. Scher devotes as much time as necessary to the business of the Company and currently holds no other directorships in any other reporting company.

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

Pol Sikar, Director

Age: 77 Director Since: 1986	Board Leadership Roles: • Independent Director • Member, Audit and Corporate Governance Committee

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

Eric Hanson, Chief Financial Officer and Treasurer

Age: 50 Executive Officer Since: 2018

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

Code of Conduct, Code of Ethics And Availability of Corporate Governance Documents

We have adopted a Code of Conduct applicable to all members of the Board, executive officers, and employees and a Code of Ethics applicable to all members of the Board and executive officers, including our principal executive officer, principal financial officer and principal accounting officer. Our Corporate Governance Guidelines, the Code of Conduct, the Code of Ethics, committee charters, and other corporate governance documents are available on our available on our website at www.lifewaykefir.com. Information contained on the website is not incorporated by reference in, or considered part of, this proxy statement. We intend to disclose on our website any amendments to, or any waivers under, the Code of Ethics that are required to be disclosed by the rules of the SEC or Nasdaq.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our directors, executive officers, and persons who beneficially own more than 10% of Lifeway’s Common Stock to file reports of ownership and changes in ownership with the SEC and to furnish us with copies of all such reports they file. Based on our review of the copies of such forms that we received, or written representations from certain reporting persons, we believe that none of our directors, executive officers, or persons who beneficially own more than 10% of Lifeway’s Common Stock failed to comply with Section 16(a) reporting requirements in the fiscal year ended December 31, 2024, with the exception of Jason Scher, who had two late Form 4 filings reporting one transaction late on each and one late Form 4 filing reporting 2 transactions late, Pol Sikar, who had one late Form 4 filing reporting one transaction late, Julie Smolyansky, who had two late Form 4 filings reporting one transaction late on each, Amy Feldman, who had one late Form 4 filing reporting one late transaction, Eric Hanson, who had one late Form 4 reporting one late transaction and Edward Smolyansky, who had one late Form 4 filing reporting one transaction late.

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

Mr. Scher serves as the Chairperson of the Audit and Corporate Governance Committee and Lead Independent Director and Ms. Levy, Ms. McWhorter, Mr. Sanchez and Mr. Sikar serve as members of the Audit and Corporate Governance Committee.

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

Compensation Committee

The Compensation Committee is a standing committee of the Board. The Compensation Committee’s principal purposes are to review and approve corporate goals and objectives relevant to compensation of the Company’s Named Executive Officers (as defined below), make recommendations regarding compensation for non-employee directors and administer the Company’s incentive and equity compensation plans. The Compensation Committee’s objectives and philosophy with respect to the fiscal 2023 executive compensation program, and the actions taken by the Compensation Committee in fiscal 2024 with respect to the compensation of our Named Executive Officers, are described below in “Compensation Overview.”

The Compensation Committee also is responsible for evaluating and making recommendations to the Board regarding non-employee director compensation. In addition, the Compensation Committee is responsible for conducting an annual risk evaluation of the Company’s compensation practices, policies and programs.

Mr. Scher serves as the Chairperson of the Compensation Committee and Ms. Levy and Ms. McWhorter serve as members of the Compensation Committee.

Insider Trading Policy

We have adopted an insider trading policy and procedures governing the purchase, sale, and other dispositions of our securities by directors, officers, and employees that we believe are reasonably designed to promote compliance with insider trading laws, rules and regulations, and applicable Nasdaq listing standards. Our insider trading policy states, among other things, that our directors, officers, and employees are prohibited from trading in such securities while in possession of material, nonpublic information. Our directors, officers and certain employees likely to obtain material nonpublic information on a regular basis (collectively, “Pre-Clearance Persons”) are also prohibited from engaging in, among other things, short sales, hedging of stock ownership positions, trading in options, puts, calls, or other derivative instruments relating to our common stock, buying our common stock on margin or pledging Lifeway’s common stock as collateral for a loan without prior approval of the majority of the Company’s Board’s disinterested independent directors and provided that no pledge of Company securities will be approved if the number of Company securities so pledged, when taken together in the aggregate with any other pledged Company securities of such person, exceed the lesser of (x) 10% of Company’s securities beneficially owned by such person and (y) 1% of the then outstanding securities of the Company.

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

ITEM 11.        EXECUTIVE COMPENSATION

Compensation Overview

Although SEC rules do not require smaller reporting companies to include a Compensation Discussion and Analysis in their Form 10-K or proxy statement, Lifeway believes that additional information beyond that required by smaller reporting companies is beneficial to shareholders. Accordingly, we elect each year to voluntarily disclose additional information to provide shareholders with information regarding current executive compensation. Such information will be provided in the proxy statement to be filed by the Company with the SEC in connection with the Company’s 2025 Annual Meeting of Shareholders.

NEO Summary Compensation for Fiscal Years 2023 and 2024

The following table sets forth certain information concerning compensation received by Lifeway’s NEOs, consisting of our Chief Executive Officer and the two other most highly paid executive officers for services rendered in all capacities during fiscal year 2023 and 2024.

Summary Compensation Table
Name and Principal Position(s)	Year	Salary ($)	Stock Awards (1) ($)	Nonequity incentive plan compensation ($)	All Other Compensation (2) ($)	Total ($)
Julie Smolyansky
Chief Executive Officer,	2024	1,000,000	750,000	1,600,000	2,022,124	5,372,124
President and Secretary	2023	1,000,000	750,000	1,600,000	22,200	3,372,200

Eric Hanson
Chief Financial and	2024	390,000	156,000	273,000	27,000	846,000
Accounting Officer, Treasurer	2023	370,000	148,000	259,000	28,000	805,000

Amy Feldman
Senior Executive Vice	2024	355,000	124,249	248,500	43,464	771,213
President - Sales	2023	340,000	119,000	238,000	43,464	740,464

______________________

(1)	Stock Awards are grants of shares with performance based or time-based vesting requirements made pursuant to the 2022 Omnibus Plan. The amounts reported in this column represent the grant date fair value of such awards consistent with the estimate of aggregate compensation cost, at target levels, to be recognized in accordance with FASB ASC Topic 718 over the service period for the stock awards granted for the relevant fiscal year.

(2)	Details about “All Other Compensation” are set forth in the table below.

All Other Compensation Details
Name and Principal Position(s)	Year	Retirement Plan Contributions (A) ($)	Auto Allowance (B) ($)	All Other Perks ($)		Other ($)		Total ($)
Julie Smolyansky
Chief Executive	2024	13,200	5,324	3,600	(C)	2,000,000	(E)	2,022,124
Officer, President and Secretary	2023	13,200	5,400	3,600	(C)	–		22,200

Eric Hanson
Chief Financial and	2024	13,200	10,200	3,600	(C)	–		27,000
Accounting Officer, Treasurer	2023	13,200	10,200	4,600	(C)	–		28,000

Amy Feldman
Senior Executive	2024	10,671	10,200	22,594	(D)	–		43,464
Vice President – Sales	2023	10,671	10,200	22,594	(D)	–		43,464

(A)	Consists of Lifeway’s matching contributions to the Lifeway Foods Inc. 401(k) Profit Sharing Plan and Trust on behalf of the NEO.

(B)	Consists of personal use of vehicle taxable compensation for Ms. Smolyansky and auto allowance for Mr. Hanson and Ms. Feldman.

(C)	Consists of internet/telecommunications services allowance and a home office stipend.

(D)	Consists of internet/telecommunications services and health insurance benefits allowance.

(E)	Consists of CEO retention bonus.

Employment agreements, severance, and change-in-control arrangements between Lifeway and Named Executive Officers

NEO Employment Agreements

Julie Smolyansky serves Lifeway pursuant to an amended and restated employment agreement dated as of December 23, 2024 (the “Smolyansky Employment Agreement”), pursuant to which the Ms. Smolyansky serves as Chief Executive Officer of the Company and is responsible for such duties as are commensurate with her position and office as may from time to time be reasonably assigned to her by the Board, including without limitation, the responsibilities of President and Secretary of the Company. Pursuant to the Smolyansky Employment Agreement, Ms. Smolyansky is entitled to receive a base salary of $1,000,000 per year, subject to annual review, and will also be eligible for an annual bonus upon the achievement of applicable performance targets set by the Compensation Committee and subject to such other terms and conditions of the Company’s annual bonus program as in effect from time to time, with an annual bonus opportunity, at target, equal to 80% of the Executive’s then effective annual base salary. She is also eligible to participate in the 2022 Omnibus Incentive Plan, subject to the terms of the 2022 Omnibus Incentive Plan, as determined by the Compensation Committee, in its sole discretion. Pursuant to the Smolyansky Employment Agreement, Ms. Smolyansky will also receive an annual grant under the 2022 Omnibus Incentive Plan with a target value equal to 75% of the Executive’s then effective annual base salary, and to the extent the Company is unable to deliver shares upon the vesting of any such grant in accordance with its terms, the Company shall pay to the Executive cash in an amount equal to the value of the vested shares (and in lieu of the vested shares) at the time of such vesting. The Company may review and adjust (but not downward) the base salary from time to time, based upon her performance. Ms. Smolyansky’s base salary was $1,000,000 in 2024 and $1,000,000 in 2023. The term of the Smolyansky Employment Agreement ends upon the Ms. Smolyansky’s death or Disability (as defined in the Smolyansky Employment Agreement) or upon termination by Ms. Smolyansky or the Company at any time.

Upon termination of the Smolyansky Employment Agreement (i) by the Company without Cause (as defined in the Smolyansky Employment Agreement) or by the Executive for Good Reason (as defined in the Smolyansky Employment Agreement), provided in each case that the Company receives from the Ms. Smolyansky a general release of claims against the Company and its subsidiaries, affiliates, stockholders, directors, officers, employees, agents, successors, and assigns (the “Release”) within 60 days following termination, or (ii) as a result of the Ms. Smolyansky’s death,

(a)       the Company shall pay Ms. Smolyansky an amount (the “Severance Pay”) equal to the sum of (I) two times her base salary, at the rate in effect immediately prior to such termination of employment, plus (II) an amount equal to two times the greater of her target annual bonus for the year in which the termination of employment occurs or her highest bonus for the two years preceding the termination of employment; and

(b)       unless otherwise provided for in the 2022 Omnibus Incentive Plan or any award agreement, any and all outstanding equity awards previously granted to the Executive that remain unearned, unvested, or otherwise unpaid (“Equity Awards”), and which remain outstanding immediately prior to the date of termination of the Executive’s employment, shall remain outstanding and shall immediately become vested in full upon the Release becoming irrevocable.

If within the one month prior to or 12 months following a Change in Control (as defined in the Smolyansky Employment Agreement), the Ms. Smolyansky’s employment is terminated by the Company without Cause or by the Executive for Good Reason (a “CIC Termination of Employment”), the Executive is entitled to the Severance Pay (although at a rate of three times, rather than two times, her base salary and the greater of her target annual bonus for the year in which the termination of employment occurs or her highest bonus for the two years preceding the termination of employment).

The Smolyansky Employment Agreement contains several restrictive covenants to the benefit of the Company, including a two-year non-competition provision and a two-year non-solicitation provision. Upon a CIC Termination of Employment, the Company shall pay the Executive an amount equal to the value of the non-competition obligations (the “Non-Competition Payment”), as determined by an unrelated third party that is in the business of valuing non-competition payments. The Severance Pay shall count toward the Non-Competition Payment, and all costs for obtaining and defending the valuation shall be borne by the Company.

The Employment Agreement also clarifies that the Company is the sole owner of all intellectual property made or conceived by the Executive arising out of the Executive’s employment by the Company, except that the Executive owns and retains all rights in respect of The Kefir Cookbook. The Executive also granted the Company a royalty-free license to utilize The Kefir Cookbook and the contents for its marketing purposes.

Eric Hanson serves Lifeway pursuant to an employment agreement dated as of November 19, 2018. The agreement renews automatically for successive terms of one year on January 1, unless pursuant to the agreement it is terminated earlier or the Board or Compensation Committee gives timely notice of non-renewal. Mr. Hanson’s base salary was $390,000 in 2024 and $370,000 in 2023. His base salary is subject to annual review by the Compensation Committee and the Board. Pursuant to his employment agreement, Mr. Hanson is also eligible for certain cash, equity, and other incentive awards based on the satisfaction of the Board’s pre-established performance goals. In 2024 and 2023, the Board set bonus targets for him in compliance with the 2022 Omnibus Incentive Plan. Lifeway may terminate Mr. Hanson’s employment for any lawful reason, with or without Cause, and Mr. Hanson may resign for or without Good Reason (each as defined in his employment agreement).

Amy Feldman served Lifeway pursuant to an employment agreement dated as of October 29, 2018. As of February 28, 2025, Amy Feldman is no longer employed by the Company. Her departure is part of the Company’s ongoing organizational restructuring, which includes the elimination of the Senior Executive Vice President of Sales position held by Amy Feldman. The elimination of this position constitutes a termination without cause under Ms. Feldman’s employment agreement with the Company.

Pursuant to the employment agreements with Mr. Hanson and Ms. Feldman, upon Non-Renewal, termination without Cause, or by his or her resignation with Good Reason (as defined in each of their respective employment agreements), the applicable employee will be entitled to certain payments and benefits shown in the tables below. Receipt of any severance amounts under each of their employment agreement is conditioned on execution of an enforceable general release of claims in a form satisfactory to Lifeway.

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

Omnibus Plan Change of Control Provisions

Unless otherwise provided in an award agreement or otherwise determined by the Compensation Committee, upon a Change of Control (as defined in the 2022 Omnibus Plan) the following shall occur:

•	For awards other than performance awards, a Replacement Award (that is, an award with a value and terms that are at least as favorable as the outstanding award) may be issued;

•	For awards other than performance awards, if a Replacement Award is not issued and the Company’s common stock ceases to be publicly traded after the Change of Control, such awards shall be immediately vested and/or exercisable upon such Change of Control;

•	For unearned performance awards, the award shall be (i) earned on a pro-rata basis at the higher of actual or target performance and (ii) measured as of the end of the calendar quarter before the Change of Control date or, if the award is stock-price based, as of the effective date of the Change of Control;

•	For earned but unvested performance awards, the award shall be immediately vested and payable as of the Change of Control; and

•	For awards other than performance awards, if the Company’s common stock continues to be publicly traded after a Change of Control, such awards shall continue under their applicable terms, unless otherwise determined by the Compensation Committee.

Notwithstanding the forgoing, in the case of awards other than performance awards, the Compensation Committee may cancel such awards, and the award holders shall receive shares or cash equal to the difference between the amount shareholders receive for their shares and the purchase price per share, if any, under the award.

If, in connection with a change in control, a Participant’s payment of any awards will cause the Participant to be liable for federal excise tax levied on certain “excess parachute payments,” then either (i) all payments otherwise due; or (ii) the reduced payment amount to avoid an excess parachute payment, whichever will provide the Participant with the greater after- tax economic benefit taking into account any applicable excise tax, shall be paid to the Participant. In no event will any Participant be entitled to receive any kind of gross-up payment or reimbursement for any excise taxes payable in connection with Change of Control payments.

Capitalized terms used in this section but not defined herein have the meanings assigned to them in the 2022 Omnibus Plan.

There are no other agreements with the NEOs that provide for payments in connection with resignation, retirement, termination of employment, or change in control other than the employment agreements described above.

Non-Employee Director Equity and Deferred Compensation Plan

Unless otherwise determined by the Plan Administrator in connection with a grant, a change in control shall have the following effects on outstanding awards:

•	On a change in control in which a Director receives a replacement award with a value and terms that are at least as favorable as the Director’s outstanding awards (a “Replacement Award”), the Director’s outstanding awards shall remain outstanding subject to the terms of the Replacement Award.

•	On a change in control in which the Company’s shares cease to be publicly traded, the Director’s outstanding awards shall become immediately vested unless the Director receives Replacement Awards.

•	On a change in control in which the Company’s shares continue to be public traded, a Director’s outstanding awards shall remain outstanding and be treated as Replacement Awards.

Notwithstanding the forgoing, the 2022 Plan Administrator may determine that any or all outstanding awards granted under the 2022 Directors Plan will be canceled and terminated upon a change in control, and that in connection with such cancellation and termination, the Director shall receive for each RSU subject to such award, a cash payment (or the delivery of shares of stock, other securities or a combination of cash, stock and securities equivalent to such cash payment) equal to the consideration received by shareholders of the Company for a share of common stock in such change in control.

Capitalized terms used in this section but not defined herein have the meanings assigned to them in the 2022 Non-Employee Director Plan.

There are no other agreements with the directors that provide for payments in connection with resignation, retirement, termination of service, or change in control.

Equity Compensation Plans

The following table sets forth certain information, as of December 31, 2023, regarding the shares of Lifeway’s common stock authorized for issuance under our 2015 Omnibus Plan, our 2022 Omnibus Plan and our 2022 Non-Employee Director Plan.

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	29,650	$10.42	3,029,995
Equity compensation plans not approved by security holders	–	$–	–
Total	29,650	$10.42	3,029,995

On March 29, 2016, Lifeway filed a registration statement on Form S-8 with the SEC in connection with the 2015 Omnibus Plan covering 3,500,000 shares of our common stock. The 2015 Omnibus Plan has since been terminated for future issuances and replaced by our 2022 Omnibus Plan. A total of 29,650 options to purchase common stock remain awarded and unexercised under the 2015 Omnibus Plan which will remain in place until all such awards are terminated or exercised.

Our shareholders adopted the 2022 Omnibus Plan at our annual meeting of shareholders on August 31, 2022. Pursuant to the 2022 Omnibus Plan, we may issue common stock, options to purchase common stock, stock appreciation rights, restricted stock, restricted stock units, performance share units, performance shares, cash-based awards and other stock-based awards to our employees. The Compensation Committee has the discretion to determine the option price, number of shares, grant date, and vesting terms of awards granted under the 2022 Omnibus Plan. On May 24, 2023, the Company filed a registration statement on Form S-8 with the SEC in connection with the 2022 Omnibus Plan covering 3,247,855 shares of our common stock. A total of 2,636,514 shares were eligible for award under the 2022 Omnibus Plan as of December 31, 2024.

Our shareholders adopted the 2022 Non-Employee Director Equity and Deferred Compensation Plan at our annual meeting of shareholders on August 31, 2022. Pursuant to the 2022 Director Plan, we may issue restricted stock units to our non-employees Directors. The Board has the discretion to determine the number of restricted stock units granted, grant date, and vesting terms of awards granted under the 2022 Director Plan. The Company filed a registration statement on Form S-8 with the SEC in connection with the 2022 Director Plan covering 500,000 shares of our common stock. A total of 393,081 shares were eligible for award under the 2022 Director Plan as of December 31, 2024.

Outstanding Equity Awards at Fiscal Year End

The following table provides information regarding each unexercised stock option and unvested restricted stock award held by our NEOs as of December 31, 2024.

	Stock awards
Name	Number of shares or units of stock that have not vested (#)(1)		Market value of shares of units of stock that have not vested ($)(2)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)(3)		Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)(2)
Julie Smolyansky	55,766	(4)	$1,382,997	282,927		$7,016,590

Eric Hanson	11,055	(5)	$274,164	55,140		$1,367,472

Amy Feldman	8,881	(6)	$220,249	44,437	(7)	$1,102,038

(1)	Represents time-based restricted stock awards pursuant to Lifeway’s 2022 Omnibus Plan.

(2)	The market values of these stock awards are calculated by multiplying the number of unvested/unearned shares held by the applicable NEO by the closing price of our common stock on December 31, 2024, the last trading day of our fiscal year, which was $24.80.

(3)	Performance share units will vest as soon as practicable after the end of the three year performance period at the time that the Compensation Committee determines the number of PSUs earned by the applicable participant based on the performance metrics met. Numbers presented represent the number of target units.

(4)	Of such shares, 6,070 vested on January 10, 2025; 12,113 will vest on June 16, 2025; 13,334 will vest on August 31, 2025; 6,070 will vest on January 10, 2026; 12,111 will vest on June 16, 2026; and 6,068 will vest on January 10, 2027.

(5)	Of such shares, 1,263 vested on January 10, 2025; 22,267 vested on 2,390 will vest on June 16, 2025; 2,488 will vest on August 31, 2025; 1,263 will vest on January 10, 2026; 2,390 will vest on June 16, 2026; and 1,261 will vest on January 10, 2027.

(6)	Of such shares, 1,006 vested on January 10, 2025; 1,922 shares will vest on June 16, 2025; 2,022 will vest on August 31, 2025; 1,006 will vest on January 10, 2026; 1,921 will vest on June 16, 2026; and 1,004 will vest on January 10, 2027. All such shares were forfeited as of February 28, 2025, when Ms. Feldman ceased to be employed by the Company.

(7)	All such shares were forfeited as of February 28, 2025, when Ms. Feldman ceased to be employed by the Company.

Fiscal Year 2024 Director Compensation

The table below describes the cash and stock award portions of the annual retainer earned or paid to each non-employee director who served in fiscal year 2024. Julie Smolyansky received no compensation for her service as director. We have excluded her from the table because we fully describe her compensation in the “NEO Summary Compensation for Fiscal Years 2024 and 2023” section.

Name	Fees Earned in Cash ($)(1)	Stock Awards (2)(3) ($)	All Other Compensation ($)	Total ($)
J.C. Dalto	45,000	50,000	–	95,000
Jody Levy	68,000	50,000	–	118,000
Dorri McWhorter	68,000	50,000	–	118,000
Perfecto Sanchez	57,500	50,000	–	107,500
Jason Scher (4)	91,000	50,000	–	141,000
Pol Sikar	57,500	50,000	–	107,500

(1)	Annual fees to directors are paid quarterly in arrears. The annual fee schedule applicable during Fiscal Year 2024 is as follows:

Non-Employee Director Fee Schedule

Annual Cash Retainer	$45,000
Annual Equity Compensation	$50,000
Audit Committee Chair Retainer	$12,500
Audit Committee Member Retainer	$12,500
Compensation Committee Chair Retainer	$10,500
Compensation Committee Member Retainer	$10,500

(2)	Amounts set forth herein represent the aggregate grant date fair value computed in accordance with FASB ASC Topic 718.
(3)	Details about the amounts in the “Stock Awards” column are set forth in the table below. One-third of the restricted stock awards to each non-employee director set forth below vested or will vest on each of July 1, 2025, 2026 and 2027.

Stock Awards Detail
Name	Vested Stock Award ($)	Restricted Stock Unit Award ($)	Total ($)
J.C. Dalto	–	50,000	50,000
Jody Levy	–	50,000	50,000
Dorri McWhorter	–	50,000	50,000
Perfecto Sanchez	–	50,000	50,000
Jason Scher	–	50,000	50,000
Pol Sikar	–	50,000	50,000

(4)	Mr. Scher deferred all compensation that would have been paid to him in fiscal year 2024 pursuant to the Company’s 2022 Non-Employee Director Plan.

Committee Interlocks and Insider Participation

During fiscal year 2024, the Compensation Committee consisted of Mr. Scher, Ms. Levy and Ms. McWhorter. None of these members was, at any time during fiscal year 2024, or at any previous time, a Lifeway officer or employee.

None of Lifeway’s executive officers served as a member of the board of directors or compensation committee of any other entity that has one or more of its executive officers serving as a member of Lifeway’s Board. No member of the Compensation Committee has or had any relationship with us requiring disclosure under Item 404 of SEC Regulation S-K.

ITEM 12 .        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Equity Compensation Plan Information

See Item 11, Equity Compensation Plans, for information regarding our equity plan compensation information.

Security Ownership of Certain Beneficial Owners and Management

As of April 25, 2025, Lifeway’s directors and Named Executive Officers beneficially own, directly or indirectly, in the aggregate, approximately 19.40% of its outstanding Common Stock. These shareholders have significant influence over our business affairs, with the ability to control matters requiring approval by our shareholders including election of directors and matters such as approvals of mergers or other business combinations.

The following table sets forth, as of April 25, 2025, certain information with respect to the beneficial ownership of the Common Stock for (i) each person, or group of affiliated persons, known by Lifeway to beneficially own more than 5% of the outstanding shares of our Common Stock, (ii) each of our directors, (iii) each of our Named Executive Officers, and (iv) all of our directors and executive officers as a group.

	Shares Beneficially Owned (b)
Name and Address (a)	Number		Percent
Directors, Nominees and Named Executive Officers
Julie Smolyansky	2,721,934	(c)	17.89%
Juan Carlos (“JC”) Dalto	5,212	(d)	*
Jody Levy	25,491		*
Dorri McWhorter	21,429		*
Perfecto Sanchez	4,751		*
Jason Scher	96,683	(e)	*
Pol Sikar	26,858		*
Eric Hanson	42,612		*
Amy Feldman	21,132	(f)	*
All directors and executive officers as a group (9 persons)	2,966,102	(c)-(f)	19.40%

5% Holders
Danone North America PBC 1 Maple Avenue White Plains, NY 10605	3,454,756		22.72%

Edward Smolyansky 1219 N. Wells St. Chicago, IL 60610	3,159,975	(g)	20.78%

Ludmila Smolyansky C/o Edward Smolyansky 1219 N. Wells St. Chicago, IL 60610	930,666	(h)	6.12%

____________

*	Less than 1%

(a)	Unless otherwise indicated, the business address of each person or entity named in the table is c/o Lifeway Foods, Inc., 6431 West Oakton St., Morton Grove, IL 60053.

(b)	Applicable percentage of ownership is based on 15,203,241 shares of Common Stock outstanding as of April 25, 2025. Beneficial ownership is determined in accordance with SEC rules and includes voting and investment power with respect to shares. Shares of Common Stock subject to options, warrants, or other convertible securities exercisable within 60 days after April 25, 2025 are deemed outstanding for computing the percentage ownership of the person holding such options, warrants, or other convertible securities, but are not deemed outstanding for computing the percentage of any other person. Except as otherwise noted, the named beneficial owner has the sole voting and investment power with respect to the shares of Common Stock shown. The information in this table is based solely on statements in filings with the SEC or other information made available to the Company that is deemed reliable.

(c)

Includes (i) 12,113 shares of common stock issuable upon vesting of RSUs on June 16, 2025, (ii) 22,216 shares held by Ms. Smolyansky on behalf of minor children, (iii) 5,122 shares held by Ms. Smolyansky’s spouse, and (iv) 500,000 shares held by Smolyansky Family Holdings, LLC (the “Smolyansky LLC”) of which Ms. Smolyansky beneficially owns 50%.

(d)	Includes 461 shares of common stock underlying phantom stock which represents compensation that has been deferred and may be issued within 60 days of April 25, 2025 if Mr. Dalto ceases to be a director.

(e)	Includes 71,185 shares of common stock underlying phantom stock which represents compensation that has been deferred and may be issued within 60 days of April 25, 2025 if Mr. Scher ceases to be a director.

(f)	Includes 19,324 shares of common stock held indirectly by the Amy Feldman Trust of which Ms. Feldman is the sole trustee.

(g)	Includes (i) 500,000 shares held by Smolyansky Family Holdings, LLC (the “Smolyansky LLC”) of which Mr. Smolyansky beneficially owns 50% and (i) 1,233,333 shares held by the Edward Smolyansky Trust 2/2/16, (iii) 100,000 shares held by Mr. Smolyansky on behalf of a minor child. Mr. Smolyansky shares the power to vote and dispose of the shares held by the Smolyansky LLC with Julie Smolyansky and (iv) 75,000 shares held by The Ludmila and Edward Smolyansky Family Foundation, of which the Mr. Smolyansky and his spouse are directors.

(h)	Includes (i) 913,323 shares held by the Ludmila Smolyansky Trust 2/1/05, of which Ms. L. Smolyansky is the trustee, (ii) 17,343 shares held by The Smolyansky Family Foundation, of which Ms. L. Smolyansky is the trustee. The previously disclosed pledge of Ms. L. Smolyansky’s shares has been released and (iii) 75,000 shares held by The Ludmila and Edward Smolyansky Family Foundation, of which the Ms. Ludmila Smolyansky is a director.

ITEM 13.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

Jason Burdeen, Julie Smolyansky’s spouse, is employed by the Company as the CEO’s Chief of Staff. Mr. Burdeen does not have an employment agreement. In 2024, Mr. Burdeen’s total compensation was $313,800, including (i) a base salary of $200,000, (ii) a short-term incentive cash bonus award of $100,000, based on satisfaction of the Board’s pre-established performance goals (iii) an auto allowance of $10,200, (iv) an internet/telecommunication allowance of $3,600, (v) 1,456 RSUs awarded on January 10, 2024, of which 486 vested on January 10, 2025, 486 will vest on January 10, 2026 and 484 will vest on January 10, 2027, and (vi) PSUs awarded on January 10, 2024 which may be earned at the end of a three-year performance period based on the achievement of performance goals with respect to Cumulative Revenue and Cumulative Adjusted EBITDA, both weighted equally.

The pre-established PSU thresholds, targets and maximum thresholds for each of the financial metrics is not disclosed as disclosing the long-term targets for those metrics prospectively would give substantial insight into the Company’s confidential, forward-looking strategies, and could therefore place the Company and its shareholders at a competitive disadvantage.

Each metric has a threshold, target and maximum performance achievement level and associated payout. If our performance meets or exceeds the performance threshold, then a varying number of shares from the threshold (50% of the target number of shares) up to the maximum (150% of the target number of shares) may be earned. No shares are earned if the performance threshold is not met.

The PSUs vest and become issuable to the employee at the end of the three-year performance measurement period. Employees forfeit their PSUs if they are not employed at the time the PSUs are awarded and issued.

The following table sets forth the PSU awards granted under the 2022 Omnibus Plan to Mr. Burdeen in 2024 as part of our long term incentive program at each of the threshold, target and maximum thresholds.

Threshold PSUs	Target PSUs	Maximum PSUs	Target Value
1,456	2,913	4,369	$40,000

PSUs were calculated by dividing the award value by the fair market value on the date the award was approved.

The Compensation Committee is responsible for determining and approving Mr. Burdeen’s compensation annually.

On December 23, 2024, the Company and Julie Smolyansky entered into a Retention Bonus Agreement (the “Retention Bonus Agreement”) pursuant to which the Company agreed to pay a one-time cash retention bonus of $2,000,000 (the “Retention Bonus”) to Ms. Smolyansky, subject to applicable withholding and deductions and the Ms. Smolyansky agreed if she terminates her employment with the Company without Good Reason (as defined in the Smolyansky Employment Agreement) prior to December 20, 2026, she will be required to repay the after-tax value of the Retention Bonus (the “Repayment Obligation”). Subject to Ms. Smolyansky’s continued employment with the Company, the Repayment Obligation shall terminate with respect to 12.5% of the Retention Bonus on each three-month anniversary of the date of the Retention Bonus Agreement.

We have determined that there were no related party transactions in excess of $120,000 since January 1, 2024, or currently proposed, involving Lifeway except as discussed above.

Director Independence

At least annually and in connection with any individuals being nominated to serve on the Board, the Board reviews the independence of each director or nominee and affirmatively determines whether each director or nominee qualifies as independent. The Board believes that shareholder interests are best served by having a number of objective, independent representatives on the Board. A majority of the current Board, consisting of Mr. Dalto, Ms. Levy, Ms. McWhorter, Mr. Sanchez, Mr. Scher and Mr. Sikar and are “independent directors” as defined in the listing standards of Nasdaq and none of them have relationships to Lifeway that are material to that director’s ability to be independent from management in connection with the duties of a board member.

Each of the Audit and Corporate Governance Committee and the Compensation Committee is composed solely of independent directors. In addition, the Board and each committee have complete and open access to any member of management and the authority to retain independent legal, financial, and other advisors as they deem appropriate without consulting or obtaining the approval of any member of management. The Board and each committee also hold regularly scheduled executive sessions of only independent directors to promote discussion among the independent directors and assure independent oversight of management.

ITEM 14.        PRINCIPAL ACCOUNTANT FEES AND SERVICES.

AUDIT AND CORPORATE GOVERNANCE COMMITTEE

AUDIT REPORT

The Board has the ultimate authority for effective corporate governance, including oversight of Lifeway’s management. The Audit and Corporate Governance Committee assists the Board in fulfilling its responsibilities by overseeing, among other things, Lifeway’s accounting and financial reporting processes (including the internal audit function), the audits of Lifeway’s consolidated financial statements and internal control over financial reporting, the qualifications and performance of the independent registered public accounting firm engaged as Lifeway’s independent auditor, and the performance and continued retention of Lifeway’s internal auditor.

The Audit and Corporate Governance Committee relies on the expertise and knowledge of management, the internal auditor, and the independent auditor in carrying out its oversight responsibilities. Management is responsible for the preparation, presentation, and integrity of Lifeway’s consolidated financial statements, accounting and financial reporting principles, internal control over financial reporting, and disclosure controls and procedures designed to ensure compliance with accounting standards, applicable laws, and regulations. Together with Lifeway’s internal auditor, management is also responsible for objectively reviewing and evaluating the adequacy, effectiveness, and quality of Lifeway’s system of internal control. Lifeway’s independent auditor, Grant Thornton, is responsible for performing an independent audit of the Company’s consolidated financial statements and expressing an opinion on the conformity of those financial statements with accounting principles generally accepted in the United States.

During fiscal year 2024, the Audit and Corporate Governance Committee fulfilled its responsibilities as set forth in its charter and further described above in the “Board Committees” section. The Audit and Corporate Governance Committee has reviewed and discussed with management, and the independent auditor, Lifeway’s audited consolidated financial statements and related footnotes for the fiscal year ended December 31, 2024, and the independent auditor’s report on those financial statements. Management represented to the Audit and Corporate Governance Committee that Lifeway’s consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States. Grant Thornton presented the matters required to be discussed with the Audit and Corporate Governance Committee by Public Company Accounting Oversight Board standards and Rule 2-07 of SEC Regulation S-X. This review included a discussion with management, the internal auditor, and the independent auditor of the quality (not merely the acceptability) of Lifeway’s accounting principles, the reasonableness of significant estimates and judgments, and the disclosures in Lifeway’s consolidated financial statements, including the disclosures relating to critical accounting policies.

Based on the reviews and discussions described above, the Audit and Corporate Governance Committee recommended to the Board that the audited consolidated financial statements be included in Lifeway’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024 for filing with the SEC.

Respectfully Submitted,

AUDIT AND CORPORATE GOVERNANCE COMMITTEE

Jason Scher, Chairperson

Jody Levy

Pol Sikar

Dorri McWhorter

Perfecto Sanchez

THE FOREGOING AUDIT AND CORPORATE GOVERNANCE COMMITTEE AUDIT REPORT SHALL NOT BE “SOLICITING MATERIAL” OR BE DEEMED FILED WITH THE SEC, NOR SHALL SUCH INFORMATION BE INCORPORATED BY REFERENCE INTO ANY FILING UNDER THE SECURITIES ACT OF 1933, AS AMENDED, OR THE EXCHANGE ACT, EXCEPT TO THE EXTENT WE SPECIFICALLY INCORPORATE IT BY REFERENCE INTO SUCH FILING.

Fees Billed by Independent Registered Public Account Firm

The following table sets forth the fees for professional audit services rendered by Grant Thornton in connection with fiscal years ended December 31, 2024 and 2023 and fees billed for other services rendered by Grant Thornton during those periods:

Fees Billed by Independent Registered Public Accounting Firm
Type of Fees	2024	2023
(1) Audit Fees	$441,388	$441,180
(2) Audit-Related Fees	–	–
(3) Tax Fees	–	–
(4) All Other Fees	–	–
	$441,388	$441,180

In the above table, in accordance with the SEC’s definitions and rules, “audit fees” are fees Lifeway paid to its independent registered public accountant for professional services in connection with the audit of our consolidated financial statements for the fiscal years ended December 31, 2024 and 2023 included in Form 10-K, for the review of the unaudited financial statements included in Form 10-Qs within those fiscal years, and for services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements; “audit-related fees” are fees for work performed during those fiscal years for assurance and related services that are reasonably related to the performance of the audit or review of our consolidated financial statements; “tax fees” are fees for work performed during those fiscal years for tax compliance, tax advice, and tax planning; and “all other fees” are fees for work performed during those fiscal years for any services not included in the first three categories. All of the services set forth in sections (1) through (4) above were approved by the Audit and Corporate Governance Committee in accordance with its charter.

For the fiscal years ended December 31, 2024 and 2023, we retained certain firms other than Grant Thornton for tax compliance, tax advice, tax planning and other accounting advice.

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

Unless a type of service has received general pre-approval, it will require specific pre-approval by the Audit and Corporate Governance Committee if it is to be provided by the auditors. Any proposed services exceeding pre-approved cost levels or budgeted amounts will also require specific pre-approval by the Audit and Corporate Governance Committee. In determining whether to approve a particular audit or permitted non-audit service, the Audit and Corporate Governance Committee will consider, among other things, whether the service is consistent with maintaining the independence of the independent registered public accounting firm. The Audit and Corporate Governance Committee will also consider whether the independent registered public accounting firm is best positioned to provide the most effective and efficient service to us and whether the service might be expected to enhance our ability to manage or control risk or improve audit quality. Specifically, the Audit and Corporate Governance Committee has not pre-approved the use of Grant Thornton for non-audit services. There was no non-audit work performed by Grant Thornton for the fiscal years ended December 31, 2024 or December 31, 2023.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

1.	A list of the Financial Statements and Financial Statement Schedules filed as part of this Report is set forth in Part II, Item 8, which list is incorporated herein by reference.

2.	Financial Statement Schedules – Separate financial statement schedules have been omitted either because they are not applicable or because the required information is included in the consolidated financial statements.

3.	Exhibits.

No.	Description	Form	Period Ending	Exhibit	Filing Date

3.1	Articles of Incorporation, as amended and currently in effect	10-K	12/31/2013	3.2	4/2/2014

3.2	Certificate of Designations of Series A Junior Participating Preferred Stock of Lifeway Foods, Inc., effective as of November 4, 2024	10-Q	9/30/2024	3.1	11/14/2024

3.3	Second Amended and Restated Bylaws	10-K	12/31/2022	3.1	3/27/2023

4.1	Description of Securities	10-K	12/31/2024	4.1	3/14/2025

4.2	Shareholder Rights Agreement, dated as of November 4, 2024, by and between Lifeway Foods, Inc. and Computershare Trust Company, N.A., as rights agent	8-A		4.1	11/5/2024

10.1**	Stockholders’ Agreement dated October 1, 1999 by and among Danone Foods, Inc., Lifeway Foods, Inc., Michael Smolyansky and certain other parties	8-K		10.11	10/12/1999

10.2**	Letter Agreement dated December 24, 1999 by and among Danone Foods, Inc., Lifeway Foods, Inc., Michael Smolyansky and certain other parties	8-K		10.12	1/12/2000

10.3+	Employment Agreement, dated September 12, 2002, between Lifeway Foods, Inc. and Julie Smolyansky	10-QSB/A No. 2	9/30/2002	10.14	4/30/2003

10.4	Amended and Restated Loan and Security Agreement dated as of May 7, 2018 among Lifeway Foods, Inc., Fresh Made, Inc., The Lifeway Kefir Shop, LLC, Lifeway Wisconsin, Inc., and CIBC Bank USA, as Lender.	8-K		10.1	5/11/2018

10.5	Employment Agreement by and between the Company and Amy Feldman, dated as of October 29, 2018	8-K		10.1	11/1/2018

10.6	Employment Agreement by and between the Company and Eric Hanson, dated as of January 18, 2019	8-K		10.1	1/23/2019

10.7	First Modification to Amended and Restated Loan and Security Agreement dated as of April 10, 2019 among Lifeway Foods, Inc., Fresh Made, Inc., The Lifeway Kefir Shop, LLC, Lifeway Wisconsin, Inc., and CIBC Bank USA, as Lender.	10-K	12/31/2018	10.10	4/15/2019

No.	Description	Form	Period Ending	Exhibit	Filing Date

10.08	Second Modification to Amended and Restated Loan and Security Agreement, effective as of December 10, 2019 by and among Lifeway Foods, Inc., Fresh Made, Inc., The Lifeway Kefir Shop, LLC, Lifeway Wisconsin, Inc., and CIBC Bank USA, as Lender.	8-K		10.1	12/10/2019

10.09	Third Modification to Amended and Restated Loan and Security Agreement dated as of September 30, 2020 among Lifeway Foods, Inc., Fresh Made, Inc., The Lifeway Kefir Shop, LLC, Lifeway Wisconsin, Inc., and CIBC Bank USA, as Lender.	10-Q	9/30/2020	10.1	10/6/2020

10.10	Fourth Modification to Amended and Restated Loan and Security Agreement, dated as of August 18, 2021, by and among Lifeway Foods, Inc., Fresh Made, Inc., The Lifeway Kefir Shop, LLC, Lifeway Wisconsin, Inc., and CIBC Bank USA, as Lender	8-K		10.1	8/20/2021

10.11	Fifth Modification to Amended and Restated Loan and Security Agreement, dated as of February 5, 2025, by and among Lifeway Foods, Inc., Fresh Made, Inc., Lifeway Wisconsin, Inc., and CIBC Bank USA, as Lender	8-K		10.1	2/7/2025

10.12+	Lifeway Foods, Inc. Omnibus Incentive Plan	8-K		10.2	12/18/2015

10.13+	Notice of Restricted Stock Unit Award	8-K		10.3	12/18/2015

10.14+	Notice of Performance Unit Award	8-K		10.4	12/18/2015

10.15+	Notice of Restricted Stock Award	8-K		10.5	12/18/2015

10.16+	Notice of Non-Qualified Stock Option Award	8-K		10.6	12/18/2015

10.17	Settlement Agreement dated as of July 27, 2022, between the Company and Edward Smolyansky and Ludmila Smolyansky	8-K		10.1	7/29/2022

10.18	Amendment to Settlement Agreement dated as of July 27, 2022, between the Company and Edward Smolyansky and Ludmila Smolyansky	10-K	12/31/2022	10.20	3/27/2023

10.19+	Lifeway Foods, Inc. 2022 Omnibus Incentive Plan	8-K		10.1	9/2/2022

10.20+	Form of Notice of Restricted Stock Award under the Lifeway Foods, Inc. 2022 Non-Employee Director Equity and Deferred Compensation Plan	10-Q	9/30/2022	10.6	11/14/2022

10.21+	Form of Notice of Restricted Stock Unit Award under the Lifeway Foods, Inc. 2022 Omnibus Incentive Plan	10-Q	9/30/2022	10.7	11/14/2022

10.22+	Form of Notice of Performance-Based Restricted Stock Unit Award under the 2022 Omnibus Incentive Plan	10-Q	9/30/2022	10.8	11/14/2022

No.	Description	Form	Period Ending	Exhibit	Filing Date

10.23+	Lifeway Foods, Inc. 2022 2022 Non-Employee Director Equity and Deferred Compensation Plan	8-K		10.2	9/2/2022

10.24+	Form of Notice of Restricted Stock Unit Award under the Lifeway Foods, Inc. 2022 Non-Employee Director Equity and Deferred Compensation Plan	10-Q	9/30/2022	10.6	11/14/2022

10.25+	First Amendment to the 2022 Non-Employee Director Equity and Deferred Compensation Plan	10-Q	6/30/2024	10.1	8/13/2024

10.26+	Restricted Stock Unit Award Agreement, dated as of April 27, 2022, by and between the Company and Jason Scher	10-K	12/31/2022	10.29	3/27/2023

10.27+	Amended and Restated Employment Agreement, dated as of December 23, 2024, by and between the Company and Julie Smolyansky	8-K		10.1	12/23/2024

10.28+	Retention Bonus Agreement, dated as of December 23, 2024, by and between the Company and Julie Smolyansky	8-K		10.2	12/23/2024

19.1	Lifeway Foods, Inc. Policy on Insider Trading	10-K	12/31/2024	19.1	3/14/2025

21	List of Subsidiaries of the Registrant	10-K	12/31/2023	21	3/20/2024

23.1	Consent of Grant Thornton LLP	10-K	12/31/2024	23.1	3/14/2025

24.1	Power of Attorney (incorporated by reference to the signature page of our Annual Report on Form 10-K)	10-K	12/31/2024	24.1	3/14/2025

31.1	Rule 13a-14(a)/15d-14(a) Certification of Julie Smolyansky	Filed Herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification of Eric Hanson	Filed Herewith

32.1*	Section 1350 Certification of Julie Smolyansky	10-K	12/31/2024	32.1	3/14/2025

32.2*	Section 1350 Certification of Eric Hanson	10-K	12/31/2024	32.2	3/14/2025

97	Lifeway Foods, Inc. Incentive Compensation Clawback Policy	10-K	12/31/2024	97	3/14/2025

99.1*	Press release dated March 14, 2025 reporting the Company’s financial results for year ended December 31, 2024.	10-K	12/31/2024	99.1	3/14/2025

101*	The following financial statements from the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, formatted in inline XBRL, include: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Stockholders’ Equity, (iv) Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

__________________

+	Indicates a management contract or compensatory plan or arrangement.
*	This exhibit is furnished and not deemed filed with the Securities and Exchange Commission, and is not incorporated by reference into any filing of Lifeway Foods, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of filing this Form 10-K and irrespective of any general incorporation language contained in such filing.
**	The Company believes this agreement is null and void but has included it in this Exhibit List for completeness.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to the Company’s Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

LIFEWAY FOODS, INC.

Date: April 29, 2025	By:	/s/ Julie Smolyansky
Julie Smolyansky
Chief Executive Officer, President, and Director

Date: April 29, 2025	By:	/s/ Eric Hanson
Eric Hanson
Chief Financial & Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment No. 1 to the Company’s Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: April 29, 2025	/s/ Julie Smolyansky
Julie Smolyansky
Chief Executive Officer, President, and Director
(Principal Executive Officer)

Date: April 29, 2025	/s/ Eric Hanson
Eric Hanson
Chief Financial & Accounting Officer
(Principal Financial & Accounting Officer)

Date: April 29, 2025	*
Jason Scher
Director

Date: April 29, 2025	*
Pol Sikar
Director

Date: April 29, 2025	*
Jody Levy
Director

Date: April 29, 2025	*
Dorri McWhorter
Director

Date: April 29, 2025	*
Juan Carlos Dalto
Director

Date: April 29, 2025	*
Perfecto Sanchez
Director

* By: /s/ Julie Smolyansky
Attorney-In-Fact

