Form 10-Q
period 2025-03-31
Lifeway Foods, Inc.
filed 2025-05-13
CIK 814586

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒       QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2025

☐       TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: 001-42398

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

Number of shares of Common Stock, no par value, outstanding as of May 6, 2025: 15,203,241.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

LIFEWAY FOODS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

March 31, 2025 and December 31, 2024

(In thousands)

	March 31, 2025	December 31,
	(Unaudited)	2024
Current assets
Cash and cash equivalents	$19,446	$16,728
Accounts receivable, net of allowance for credit losses and discounts & allowances of $2,030 and $1,590 at March 31, 2025 and December 31, 2024, respectively	16,684	15,424
Inventories, net	9,241	8,678
Prepaid expenses and other current assets	2,007	2,144
Refundable income taxes	–	631
Total current assets	47,378	43,605

Property, plant and equipment, net	28,112	26,862
Operating lease right-of-use asset	109	118
Goodwill	11,704	11,704
Intangible assets, net	6,223	6,358
Other assets	141	1,900
Total assets	$93,667	$90,547

Current liabilities
Accounts payable	$11,635	$10,401
Accrued expenses	3,939	5,103
Accrued income taxes	795	–
Total current liabilities	16,369	15,504
Operating lease liabilities	68	70
Deferred income taxes, net	3,062	3,062
Total liabilities	19,499	18,636

Stockholders’ equity
Preferred stock, no par value; 2,500 shares authorized; none issued	–	–
Common stock, no par value; 40,000 shares authorized; 17,274 shares issued; 15,203 and 15,100 outstanding at March 31, 2025 and December 31, 2024, respectively	6,509	6,509
Treasury stock, at cost	(13,383)	(14,052)
Paid-in capital	2,680	4,632
Retained earnings	78,362	74,822
Total stockholders’ equity	74,168	71,911

Total liabilities and stockholders’ equity	$93,667	$90,547

See accompanying notes to consolidated financial statements

LIFEWAY FOODS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

For the three months ended March 31, 2025 and 2024

(Unaudited)

(In thousands, except per share data)

	2025	2024

Net Sales	$46,091	$44,634

Cost of goods sold	34,254	32,438
Depreciation expense	802	661
Total cost of goods sold	35,056	33,099

Gross profit	11,035	11,535

Selling expense	4,698	3,700
General and administrative expense	4,628	4,136
Amortization expense	135	135
Total operating expenses	9,461	7,971

Income from operations	1,574	3,564

Other income (expense):
Interest expense	(14)	(51)
Gain on sales of investments	3,352	–
Other income (expense), net	54	(5)
Total other income (expense)	3,392	(56)

Income before provision for income taxes	4,966	3,508

Provision for income taxes	1,426	1,082

Net income	$3,540	$2,426

Net earnings per common share:
Basic	$0.23	$0.17
Diluted	$0.23	$0.16

Weighted average common shares outstanding:
Basic	15,134	14,691
Diluted	15,333	15,222

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

LIFEWAY FOODS, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

(Unaudited)

(In thousands)

	Common Stock
	Issued		In treasury		Paid-In	Retained	Total
	Shares	$	Shares	$	Capital	Earnings	Equity
Balance, January 1, 2025	17,274	$6,509	(2,174)	$(14,052)	$4,632	$74,822	$71,911

Issuance of Common Stock	–	–	103	669	(2,278)	–	(1,609)

Stock-based compensation	–	–	–	–	326	–	326

Net income	–	–	–	–	–	3,540	3,540

Balance, March 31, 2025	17,274	$6,509	(2,071)	$(13,383)	$2,680	$78,362	$74,168

See accompanying notes to consolidated financial statements

LIFEWAY FOODS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Three months ended March 31,
	2025	2024
Cash flows from operating activities:
Net income	$3,540	$2,426
Adjustments to reconcile net income to operating cash flow:
Depreciation and amortization	937	796
Stock-based compensation	326	673
Non-cash interest expense	3	2
Gain on sale of investments	(3,352)	–
Fair value loss on investment	20	–
(Increase) decrease in operating assets:
Accounts receivable	(1,259)	(1,189)
Inventories	(563)	974
Prepaid expenses and other current assets	136	31
Refundable income taxes	631	(378)
Increase (decrease) in operating liabilities:
Accounts payable	1,401	(6)
Accrued expenses	(2,765)	(1,309)
Accrued income taxes	795	(474)
Net cash (used in) provided by operating activities	(150)	1,546

Cash flows from investing activities:
Purchases of property and equipment	(2,219)	(2,469)
Proceeds from sale of investments	5,152	–
Net cash provided by (used in) investing activities	2,933	(2,469)

Cash flows from financing activities:
Repayment of note payable	–	(250)
Payment of deferred financing costs	(65)	–
Net cash used in financing activities	(65)	(250)

Net increase (decrease) in cash and cash equivalents	2,718	(1,173)

Cash and cash equivalents at the beginning of the period	16,728	13,198

Cash and cash equivalents at the end of the period	$19,446	$12,025

Supplemental cash flow information:
Cash paid for income taxes, net of (refunds)	$–	$1,934
Cash paid for interest	$11	$50

Non-cash investing activities
Accrued purchase of property and equipment	$239	$192
Right-of-use assets obtained in exchange for lease obligations	$8	$–

See accompanying notes to consolidated financial statements

LIFEWAY FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data)

Note 1 – Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. (“U.S. GAAP”) for interim financial information, and do not include certain information and footnote disclosures required for complete, audited financial statements. In the opinion of management, these statements include all adjustments necessary for a fair presentation of the results of all interim periods reported herein. The consolidated financial statements and related notes should be read in conjunction with the consolidated financial statements and related notes included in the Annual Report on Form 10-K for the fiscal year ended December 31, 2024. Results of operations for any interim period are not necessarily indicative of future or annual results.

Principles of consolidation

The consolidated financial statements include the accounts of Lifeway Foods, Inc. and all its wholly owned subsidiaries (collectively “Lifeway” or the “Company”). All significant intercompany accounts and transactions have been eliminated.

Note 2 – Summary of Significant Accounting Policies

Our significant accounting policies, which are summarized in detail in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, have not materially changed. The following is a description of certain of our significant accounting policies.

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

Advertising and promotional costs

Advertising costs are expensed as incurred and reported in Selling expense in the Company’s consolidated statement of operations. Total advertising expense was $2,136 and $1,372 for the three months ended March 31, 2025 and 2024, respectively.

Fair value measurements

In February 2025, the Company’s $1,800 equity investment in Simple Mills was liquidated as a result of the sale of Simple Mills. The Company received cash proceeds of $5,152 and recognized a gain on the sale of investment of $3,352 during the three months ended March 31, 2025.

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

Note 3 – Inventories, net

	March 31, 2025	December 31, 2024
Ingredients	$2,673	$2,519
Packaging	2,836	2,855
Finished goods	3,732	3,304
Total inventories, net	$9,241	$8,678

Note 4 – Property, Plant and Equipment, net

	March 31, 2025	December 31, 2024
Land	$1,565	$1,565
Buildings and improvements	23,738	23,520
Machinery and equipment	38,002	38,181
Vehicles	477	477
Office equipment	758	758
Construction in process	3,927	2,163
	68,467	66,664
Less accumulated depreciation	(40,355)	(39,802)
Total property, plant and equipment, net	$28,112	$26,862

Note 5 – Goodwill and Intangible Assets

Goodwill

Goodwill consisted of the following:

Total
Balance at December 31, 2024
Goodwill	$12,948
Accumulated impairment losses	(1,244)
$11,704

Balance at March 31, 2025
Goodwill	$12,948
Accumulated impairment losses	(1,244)
$11,704

Intangible Assets

Other intangible assets, net consisted of the following:

	March 31, 2025			December 31, 2024
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount

Recipes	$44	$(44)	$–	$44	$(44)	$–
Customer lists and other customer related intangibles	4,529	(4,529)	–	4,529	(4,529)	–
Customer relationships	3,385	(1,572)	1,813	3,385	(1,532)	1,853
Brand names	7,948	(3,538)	4,410	7,948	(3,443)	4,505
Formula	438	(438)	–	438	(438)	–
Total intangible assets, net	$16,344	$(10,121)	$6,223	$16,344	$(9,986)	$6,358

Estimated amortization expense on intangible assets for the next five years is as follows:

Year	Amortization
Nine months ended December 31, 2025	$405
2026	$540
2027	$540
2028	$540
2029	$540

The weighted-average remaining amortization expense period for the customer relationship and brand name intangible assets is 11.3 and 11.6 years, respectively, as of March 31, 2025. The weighted-average remaining amortization expense period for total intangible assets is 11.5 years as of March 31, 2025.

Note 6 – Accrued Expenses

Accrued expenses consisted of the following:

	March 31, 2025	December 31, 2024
Payroll and incentive compensation	$2,902	$4,188
Real estate taxes	364	468
Utilities	284	193
Current portion of operating lease liabilities	41	47
Other	348	207
Total accrued expenses	$3,939	$5,103

Note 7 – Debt

Revolving Credit Facility

On February 5, 2025, the Company entered into the Fifth Modification to the Amended and Restated Loan and Security Agreement (the “Fifth Modification”) with its current lender. The Fifth Modification, among other things, (i) increased the commitment for revolving loans under the Credit Agreement from $5,000 to $25,000, with interest payable at either the lender Base Rate (the Prime Rate minus 1.00%) or the SOFR plus 1.75%, (ii) extended the termination date of the Credit Agreement to February 5, 2028, (iii) replaced the quarterly minimum working capital financial covenant with a financial covenant to maintain a maximum cash flow leverage ratio of no greater than 2.00 to 1.00 for each fiscal quarter commencing with the fiscal quarter ending March 31, 2025, (iv) increased the quarterly unused revolving line of credit fee to 0.25%, and (v) increased the letter of credit fee to 1.00%. The remaining material terms and conditions of the Credit Agreement remain substantially unchanged. The Company had no outstanding borrowings at the time of entry into the Fifth Modification.

As of March 31, 2025, the Company had $0 outstanding under the Revolving Credit Facility. The Company had $25,000 available for future borrowings under the Revolving Credit Facility as of March 31, 2025.

Lifeway was in compliance with the fixed charge coverage ratio and maximum cash flow leverage ratio covenants at March 31, 2025.

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

The Company does not record leases with an initial term of 12 months or less on the balance sheet. Expense for these short-term leases is recorded on a straight-line basis over the lease term. Total lease expense was $37 and $35 (including short term leases) for the three months ended March 31, 2025 and 2024, respectively.

Future maturities of lease liabilities were as follows:

Year	Operating Leases
Nine months ended December 31, 2025	$38
2026	35
2027	25
2028	17
2029	10
Thereafter	-
Total lease payments	125
Less: Interest	(16)
Present value of lease liabilities	$109

The weighted-average remaining lease term for its operating leases was 3.3 years as of March 31, 2025. The weighted average discount rate of its operating leases was 8.79% as of March 31, 2025. Cash paid for amounts included in the measurement of lease liabilities was $19 and $24 for the three months ended March 31, 2025 and 2024, respectively.

Note 9 – Commitments and contingencies

Litigation

Lifeway from time to time, may be involved in various legal proceedings, claims, disputes, regulatory matters, audits, and proceedings arising in the ordinary course of, or incidental, to the Company’s business, including commercial disputes, product liabilities, intellectual property matters and employment-related matters.

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

Note 10 – Income taxes

Income taxes were recognized at effective rates of 28.7% and 30.8% for the three months ended March 31, 2025 and 2024, respectively. The change in the Company’s effective tax rate is primarily driven by changes in the amount of non-deductible officer compensation and non-deductible stock-based compensation expense.

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

Note 11 – Stock-based and Other Compensation

Employee Incentive and Non-Employee Director Plans

The Board of Directors adopted, and the Company’s stockholders approved, the “Lifeway Foods, Inc. 2022 Omnibus Incentive Plan” (the “Plan”). Under the Plan, the Compensation Committee may grant awards of various types of compensation, including nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units, cash-based awards and other stock-based awards to qualifying employees. The maximum number of shares authorized to be awarded under the Plan is 3.25 million. As of March 31, 2025, 2.62 million shares remain available to award under the Plan.

Lifeway stockholders approved the 2022 Non-Employee Director Equity and Deferred Compensation Plan (the “2022 Director Plan”), which authorizes the grant of restricted stock units. The maximum aggregate number of shares that may be issued under the 2022 Director Plan is 500 thousand. As of March 31, 2025, 392 thousand shares remain available to award under the 2022 Director Plan.

Total compensation expense related to stock-based payments and the related income tax benefit recognized in net income are as follows:

	Three Months Ended
	March 31,
	2025	2024
	(In Thousands)
Compensation expense related to stock-based payments	$326	$673
Related income tax benefit	91	65

Stock Options

The following table summarizes stock option activity during the three months ended March 31, 2025:

	Options	Weighted average exercise price	Weighted average remaining contractual life	Aggregate intrinsic value
	(In thousands)
Outstanding at December 31, 2024	30	$10.42	1.21	$426
Granted	–	–	–	–
Exercised	–	–	–	–
Forfeited	–	–	–	–
Outstanding at March 31, 2025	30	$10.42	0.96	$416
Exercisable at March 31, 2025	30	$10.42	0.96	$416

Restricted Stock Units

Restricted stock unit awards generally vest based on the passage of time in approximately three equal installments on each of the first three anniversaries of the grant date. Certain non-employee directors have elected to defer receipt of their awards until their departure from the Board of Directors.

The following table summarizes restricted stock unit activity during the three months ended March 31, 2025.

	Restricted Stock Units	Weighted Average Grant Date Fair Value
	(In thousands)
Outstanding at December 31, 2024	190	$8.77
Granted	18	24.53
Shares issued upon vesting	(11)	13.73
Forfeited	(8)	8.47
Outstanding at March 31, 2025	189	$10.00
Vested and deferred at March 31, 2025	73	$7.88

Unrecognized compensation expense related to nonvested restricted stock units was $887 as of March 31, 2025 and will be recognized over a weighted average period of 1.3 years. The grant date fair value of the awards is equal to the Company’s closing price on the grant date.

Performance Units

Performance unit awards are granted to certain members of management. These awards include both service and performance conditions.

For performance unit awards granted in fiscal years 2023 through 2025, performance goals are established upfront and are measured over a cumulative three-year measurement period. The performance goals are 1) 3-year cumulative net revenue, and 2) 3-year cumulative adjusted EBITDA. The target number of performance unit awards are weighted 50% on net revenue and 50% on adjusted EBITDA. Participants may earn more or less than the target number of units, and are bound by minimum and maximum thresholds of net revenue and adjusted EBITDA. The PSU awards will be earned and will vest, if at all, after the end of the three-year measurement period. These awards will be converted to stock upon vesting.

The following table summarizes performance unit activity during the three months ended March 31, 2025.

	Performance Units	Weighted Average Grant Date Fair Value
	(In thousands)
Nonvested at December 31, 2024	306	$8.08
Granted (1)	91	13.45
Shares issued upon vesting	(168)	6.25
Forfeited	(30)	8.01
Nonvested at March 31, 2025	199	$12.10

(1)	Includes 55 thousand additional shares granted in connection with the vesting of the 2022 award in 2025 due to above-target performance in accordance with the terms of the award.

Unrecognized compensation expense related to nonvested performance units is estimated to be approximately $2,076 as of March 31, 2025 and are expected to be recognized over a weighted average period of 1.4 years. The grant date fair value of the awards is equal to the Company’s closing price on the grant date.

Retirement Benefits

Lifeway has a defined contribution plan which is available to substantially all full-time employees. Under the terms of the plan, the Company matches employee contributions under a prescribed formula. For the three months ended March 31, 2025 and 2024, total contribution expense recognized in the consolidated statements of operations was $261 and $193, respectively.

Note 12 - Earnings Per Share

The following table summarizes the effects of the share-based compensation awards on the weighted average number of shares outstanding used in calculating diluted earnings per share:

	Three Months Ended
	March 31,
	2025	2024
	(In Thousands)
Weighted average common shares outstanding	15,134	14,691
Assumed exercise/vesting of equity awards	199	531
Weighted average diluted common shares outstanding	15,333	15,222

Note 13 – Disaggregation of Revenue and Significant Customers

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

The Chief Executive Officer (“CEO”) has been identified as our Chief Operating Decision Maker (“CODM”). The Company manages operations on a company-wide basis, thereby making determinations as to the allocation of resources as one segment. The CODM uses consolidated single-segment financial information to assess performance for the segment and decides how to allocate resources based on the Company’s consolidated net income (loss), which is reported on the Consolidated Statement of Operations. The measure of segment assets is reported on the Consolidated Balance Sheet as total assets.

Products from which the reportable segment derives its revenue

Lifeway’s primary product is drinkable kefir. The Company manufactures (directly or through a co-manufacturer) and markets products under the Lifeway, Fresh Made, and GlenOaks Farms brand names, as well as under private labels on behalf of certain customers.

The Company’s product categories are:

•	Drinkable kefir, a cultured dairy product sold in a variety of organic and non-organic sizes, flavors, and types.
•	European-style soft cheeses, including farmer cheese, white cheese, and Sweet Kiss.
•	Cream and other, which primarily consists of cream, a byproduct of raw milk processing.
•	Drinkable yogurt, sold in a variety of sizes and flavors.
•	ProBugs, a line of kefir products designed for children.
•	Other dairy, which primarily consists of Fresh Made butter and sour cream.

Net sales of products by category were as follows for the three months ended March 31:

	2025		2024
In thousands	$	%	$	%

Drinkable Kefir other than ProBugs	38,050	83%	36,533	82%
Cheese	3,812	8%	3,515	8%
Cream and other	2,459	5%	1,816	4%
Drinkable Yogurt	634	1%	1,536	3%
ProBugs Kefir	746	2%	866	2%
Other dairy	390	1%	368	1%
Net Sales	46,091	100%	44,634	100%

Significant Customers

Sales are predominately to companies in the retail food industry located within the United States. Two major customers accounted for a total of 24% and 25% of net sales for the three months ended March 31, 2025 and 2024, respectively.

Geographic Information

Net sales outside the of the United States represented less than 1% of total consolidated net sales for the three months ended March 31, 2025 and 2024. Net sales are determined based on the destination where the products are shipped by Lifeway.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) in this Form 10-Q is provided as a supplement to, and should be read in conjunction with, our audited consolidated financial statements, the accompanying notes, and the MD&A included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (the “Form 10-K”). Unless otherwise specified, any description of “our”, “we”, and “us” in this MD&A refer to Lifeway Foods, Inc. (“Lifeway”) and our wholly-owned subsidiaries.

Cautionary Statement Regarding Forward-Looking Statements

In addition to historical information, this quarterly report contains “forward-looking” statements within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. These statements may be identified by the use of words such as “anticipate,” “from time to time,” “intend,” “plan,” “ongoing,” “realize,” “should,” “may,” “could,” “believe,” “future,” “depend,” “expect,” “will,” “result,” “can,” “remain,” “assurance,” “subject to,” “require,” “limit,” “impose,” “guarantee,” “restrict,” “continue,” “become,” “predict,” “likely,” “opportunities,” “effect,” “change,” “predict,” and “estimate,” and similar terms or terminology, or the negative of such terms or other comparable terminology. Examples of forward-looking statements include, among others, statements we make regarding:

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

Forward looking statements are based on management’s beliefs, assumptions, estimates and observations of future events based on information available to our management at the time the statements are made and include any statements that do not relate to any historical or current fact. These statements are not guarantees of future performance and they involve certain risks, uncertainties and assumptions that are difficult to predict. Actual outcomes and results may differ materially from what is expressed, implied or forecast by our forward-looking statements due in part to the risks, uncertainties, and assumptions that include:

•	Changes in the pricing of commodities;
•	The actions and decisions of our competitors and customers, including those related to price competition;
•	Our ability to successfully implement our business strategy;
•	The effects of government regulation;
•	Disruptions to our supply chain, or our manufacturing and distribution capabilities, including those due to cybersecurity threats;
•	Adverse economic conditions in the United States, our primary market, or any of the other jurisdictions in which we conduct significant business in the future, and resultant changes in consumer spending; and
•	Such other factors as discussed throughout Part I, Item 1 “Business”; Part I, Item 1A “Risk Factors”; and Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2024 , Part II, Item 1A of this Form 10-Q and that are described from time to time in our other periodic reports filed with the SEC.

These factors are not necessarily all of the important factors that could cause actual results to differ materially from those expressed in any of our forward-looking statements. Other unknown or unpredictable factors could also have material adverse effects on future results. The Company intends these forward-looking statements to speak only at the date made. Except as otherwise required to be disclosed in periodic reports required to be filed by public companies with the SEC pursuant to the SEC’s rules, Lifeway has no duty to update these statements, and it undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

Recent Developments and Trends

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

Current Macroeconomic Environment

We continue to monitor macroeconomic conditions and global trade developments, including inflation in key input costs, recently implemented tariffs, and the potential for additional or modified tariffs or export controls. These evolving global trade policies may contribute to increased supply chain complexity, commodity cost volatility, and broader economic uncertainty.  We do not currently expect these conditions to have a material adverse impact on our operations or financial results. We are primarily a United States based manufacturer sourcing a vast majority of our inputs domestically. In addition, all our domestically produced products are sold to customers in the United States. We expect the accelerating consumer focus on health and wellness to drive increased demand for our products.

Results of Operations

Three Months Ended March 31, 2025 Compared to Three Months Ended March 31, 2024

The following table presents certain information concerning our financial results, including information presented as a percentage of consolidated net sales:

	Three Months Ended March 31,
	2025		2024
	$	%	$	%
Net sales	46,091	100.0%	44,634	100.0%

Cost of goods sold	34,254	74.3%	32,438	72.7%
Depreciation expense	802	1.7%	661	1.5%
Total cost of goods sold	35,056	76.0%	33,099	74.2%

Gross profit	11,035	24.0%	11,535	25.8%

Selling expenses	4,698	10.2%	3,700	8.3%
General & administrative expense	4,628	10.0%	4,136	9.3%
Amortization expense	135	0.3%	135	0.3%
Total operating expenses	9,461	20.5%	7,971	17.9%

Income from operations	1,574	3.5%	3,564	7.9%

Other income (expense):
Interest expense	(14)	0.0%	(51)	(0.1%	)
Gain on sales of investments	3,352	7.3%	–	–
Other income (expense), net	54	0.1%	(5)	0.0%
Total other income (expense)	3,392	7.4%	(56)	(0.1%	)

Income before provision for income taxes	4,966	10.9%	3,508	7.8%

Provision for income taxes	1,426	3.1%	1,082	2.4%

Net income	3,540	7.8%	2,426	5.4%

Net Sales

Net sales were at $46,091 for the three-month period ended March 31, 2025, an increase of $1,457 or 3.3% versus prior year. The net sales increase was primarily driven by higher volumes of our branded drinkable kefir, partially offset by the planned trade promotion investment to support incremental distribution of farmers cheese and kefir. The first quarter 2024 benefited from a customer relationship we strategically exited in the third quarter of 2024, and a significant distributor shifting from Lifeway delivered to customer pick-up in late 2024, which results in lower net sales and lower freight out expense. On a comparable basis adjusting for these two factors, the Company’s net sales increased approximately 11% in the first quarter of 2025 compared to the same period in 2024.

Gross Profit

Gross profit as a percentage of net sales was 24.0% and 25.8% in the three-month period ended March 31, 2025 and 2024, respectively. The decrease versus the prior year was driven by the unfavorable impact of milk pricing and increased trade promotions.

Selling Expenses

Selling expenses increased by $998 to $4,698 during the three-month period ended March 31, 2025 from $3,700 during the same period in 2024. Selling expenses as a percentage of net sales increased to 10.2% in the three-month period ended March 31, 2025 from 8.3% during the same period in 2024. The increase is primarily a result of our continued investments in marketing activities to drive brand awareness and sales volumes.

General and Administrative Expenses

General and administrative expenses increased $492 to $4,628 during the three-month period ended March 31, 2025 from $4,136 during the same period in 2024. The increase is primarily driven by professional fees associated with non-routine stockholder action and the Danone unsolicited purchase proposal.

Provision for Income Taxes

Income taxes were recognized at effective rates of 28.7% and 30.8% for the three months ended March 31, 2025 and 2024, respectively. The change in the Company’s effective tax rate is primarily driven by changes in the amount of non-deductible officer compensation and non-deductible stock-based compensation expense.

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

Liquidity and Capital Resources

Management assesses the Company’s liquidity in terms of its ability to generate cash to fund its operating, investing, and financing activities. The Company remains in a strong financial position, and believes that its cash flow from operations, revolving credit facility, and cash and cash equivalents will continue to provide sufficient liquidity for its working capital needs, capital resource requirements, and growth initiatives and to ensure the continuation of the Company as a going concern.

If additional borrowings are needed, $25,000 was available under the Revolving Credit Facility as of March 31, 2025 (see Note 7, Debt). We are in compliance with the terms of the Credit Agreement and expect to meet foreseeable financial requirements. The success of our business and financing strategies will continue to provide us with the financial flexibility to take advantage of various opportunities as they arise. To date, we have been successful in generating cash and obtaining financing as needed. However, if a serious economic or credit market crisis ensues, it could have a negative effect on our liquidity, results of operations and financial condition.

The Company’s most significant ongoing short-term cash requirements relate primarily to funding operations (including expenditures for raw materials, labor, manufacturing and distribution, trade and promotions, advertising and marketing, and tax liabilities) as well as expenditures for property, plant and equipment.

Long-term cash requirements primarily relate to funding long-term debt repayments (see Note 7, Debt) and deferred income taxes (see Note 10, Income Taxes, in our Annual Report on Form 10-K).

Cash Flow

The following table is derived from our Consolidated Statement of Cash Flows:

	Three months Ended March 31,
Net Cash Flows Provided By (Used In):	2025	2024
Operating activities	$(150)	$1,546
Investing activities	$2,933	$(2,469)
Financing activities	$(65)	$(250)

Operating Activities

Net cash used in operating activities was $150 during the three-month period ended March 31, 2025 compared to net cash provided by operating activities of $1,546 in the same period in 2024. The decrease was primarily due lower cash earnings and the change in working capital.

Investing Activities

Net cash provided by investing activities was $2,933 during the three-month period ended March 31, 2025 compared to net cash used in investing activities of $2,469 in the same period in 2024. The decrease in cash used reflects cash proceeds of $5,152 received in the first quarter of 2025 from the sale of our Simple Mills investment. Our capital spending is focused in three core areas: growth, cost reduction, and facility improvements. Growth capital spending supports capacity expansion and new product innovation and enhancements. Cost reduction and facility improvements support manufacturing efficiency, safety, and productivity.

Financing Activities

Net cash used in financing activities was $65 and $250 during the three-month period ended March 31, 2025 and 2024, respectively. The cash used in 2025 represents credit agreement amendment expenses incurred during the first quarter. The cash used in 2024 represented the quarterly principal payments under the term loan, which was paid in full during the second quarter of 2024.

Debt Obligations

As of March 31, 2025, the Company had $0 outstanding under the Revolving Credit Facility. The Company had $25,000 available for future borrowings under the Revolving Credit Facility as of March 31, 2025.

The Credit Agreement includes customary representations, warranties, and covenants, including financial covenants requiring the Company to maintain a fixed charge coverage ratio of no less than 1.25 to 1.00, and a maximum cash flow leverage ratio of no greater than 2.00 to 1.00 for each fiscal quarter commencing with the fiscal quarter ending March 31, 2025.

The Company is in compliance with all applicable financial debt covenants as of March 31, 2025. See Note 7 to our Consolidated Financial Statements for additional information regarding our indebtedness and related agreements.

Recent Accounting Pronouncements

Information regarding recent accounting pronouncements is provided in Note 2 – Summary of Significant Accounting Policies.

Critical Accounting Policies and Estimates

A description of the Company’s critical accounting policies and estimates is contained in its Annual Report on Form 10-K for the year ended December 31, 2024. There were no material changes to the Company’s critical accounting policies and estimates in the three months ended March 31, 2025.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

The Company has established disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (“SEC”), and such information is accumulated and communicated to management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure. Management, together with our CEO and CFO, evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2025. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of March 31, 2025.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the quarter ended March 31, 2025 that has materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

Information regarding legal proceedings is available in Note 9, Commitment and Contingencies.

ITEM 1A. RISK FACTORS.

There have been no material changes from the risk factors disclosed in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 5. OTHER INFORMATION.

During the quarter ended March 31, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

ITEM 6. EXHIBITS.

No.	Description	Form	Period Ending	Exhibit	Filing Date

31.1	Rule 13a-14(a)/15d-14(a) Certification of Julie Smolyansky	Filed Herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification of Eric Hanson	Filed Herewith

32.1	Section 1350 Certification of Julie Smolyansky*	Furnished Herewith

32.2	Section 1350 Certification of Eric Hanson*	Furnished Herewith

99.1	Press release dated May 13, 2025 reporting Lifeway’s financial results for the three months ended March 31, 2025*	Furnished Herewith

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in IXBRL, and included in exhibit 101).

*	The exhibits deemed furnished with this Form 10-Q and are not deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall they be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act., whether made before or after the date of the filing of this Form 10-Q and irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIFEWAY FOODS, INC.

Date: May 13, 2025	By:	/s/ Julie Smolyansky
Julie Smolyansky
Chief Executive Officer, President, and Director
(Principal Executive Officer)

Date: May 13, 2025	By:	/s/ Eric Hanson
Eric Hanson
Chief Financial & Accounting Officer
(Principal Financial and Accounting Officer)

