Form 10-Q
period 2025-06-30
Lifeway Foods, Inc.
filed 2025-08-12
CIK 814586

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒       QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2025

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

Number of shares of Common Stock, no par value, outstanding as of August 6, 2025: 15,226,520.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

LIFEWAY FOODS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

June 30, 2025 and December 31, 2024

(In thousands)

	June 30, 2025	December 31,
	(Unaudited)	2024
Current assets
Cash and cash equivalents	$21,220	$16,728
Accounts receivable, net of allowance for credit losses and discounts & allowances of $1,760 and $1,590 at June 30, 2025 and December 31, 2024, respectively	16,065	15,424
Inventories, net	10,224	8,678
Prepaid expenses and other current assets	1,822	2,144
Refundable income taxes	–	631
Total current assets	49,331	43,605

Property, plant and equipment, net	30,731	26,862
Operating lease right-of-use asset	278	118
Goodwill	11,704	11,704
Intangible assets, net	6,088	6,358
Other assets	135	1,900
Total assets	$98,267	$90,547

Current liabilities
Accounts payable	$11,880	$10,401
Accrued expenses	4,409	5,103
Total current liabilities	16,289	15,504
Operating lease liabilities	220	70
Deferred income taxes, net	3,062	3,062
Total liabilities	19,571	18,636

Stockholders’ equity
Preferred stock, no par value; 2,500 shares authorized; none issued	–	–
Common stock, no par value; 40,000 shares authorized; 17,274 shares issued; 15,221 and 15,100 outstanding at June 30, 2025 and December 31, 2024, respectively	6,509	6,509
Treasury stock, at cost	(13,268)	(14,052)
Paid-in capital	2,844	4,632
Retained earnings	82,611	74,822
Total stockholders’ equity	78,696	71,911

Total liabilities and stockholders’ equity	$98,267	$90,547

See accompanying notes to consolidated financial statements

LIFEWAY FOODS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

For the three and six months ended June 30, 2025 and 2024

(Unaudited)

(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

Net sales	$53,901	$49,157	$99,992	$93,791

Cost of goods sold	37,669	35,181	71,923	67,619
Depreciation expense	832	701	1,634	1,362
Total cost of goods sold	38,501	35,882	73,557	68,981

Gross profit	15,400	13,275	26,435	24,810

Selling expense	4,718	3,577	9,416	7,277
General and administrative expense	4,752	4,177	9,380	8,313
Amortization expense	135	135	270	270
Total operating expenses	9,605	7,889	19,066	15,860

Income from operations	5,795	5,386	7,369	8,950

Other income (expense):
Interest expense	(21)	(47)	(35)	(98)
Fair Value Loss on investments	–	–	(20)	–
Gain on sale of investments	55	–	3,407	–
Other income (expense), net	82	20	156	15
Total other income (expense)	116	(27)	3,508	(83)

Income before provision for income taxes	5,911	5,359	10,877	8,867

Provision for income taxes	1,662	1,576	3,088	2,658

Net income	$4,249	$3,783	$7,789	$6,209

Net earnings per common share:
Basic	$0.28	$0.26	$0.51	$0.42
Diluted	$0.28	$0.25	$0.51	$0.41

Weighted average common shares outstanding:
Basic	15,206	14,727	15,170	14,709
Diluted	15,390	15,197	15,359	15,176

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

LIFEWAY FOODS, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

(Unaudited)

(In thousands)

	Common Stock
	Issued		In treasury		Paid-In	Retained	Total
	Shares	$	Shares	$	Capital	Earnings	Equity
Balance, January 1, 2025	17,274	$6,509	(2,174)	$(14,052)	$4,632	$74,822	$71,911

Issuance of Common Stock	–	–	103	669	(2,278)	–	(1,609)

Stock-based compensation	–	–	–	–	326	–	326

Net income	–	–	–	–	–	3,540	3,540

Balance, March 31, 2025	17,274	$6,509	(2,071)	$(13,383)	$2,680	$78,362	$74,168

Issuance of common stock in connection with stock-based compensation	–	–	18	115	(437)	–	(322)

Stock-based compensation	–	–	–	–	601	–	601

Net income	–	–	–	–	–	4,249	4,249

Balance, June 30, 2025	17,274	$6,509	(2,053)	$(13,268)	$2,844	$82,611	$78,696

See accompanying notes to consolidated financial statements

LIFEWAY FOODS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Six months ended June 30,
	2025	2024
Cash flows from operating activities:
Net income	$7,789	$6,209
Adjustments to reconcile net income to operating cash flow:
Depreciation and amortization	1,904	1,632
Stock-based compensation	927	1,296
Non-cash interest expense	9	17
Gain on sale of equipment	(115)	–
Gain on sale of investments	(3,407)	–
Fair value loss on investment	20	–
(Increase) decrease in operating assets:
Accounts receivable	(640)	(651)
Inventories	(1,546)	650
Prepaid expenses and other current assets	322	531
Refundable income taxes	631	(180)
Increase (decrease) in operating liabilities:
Accounts payable	500	(574)
Accrued expenses	(2,632)	(366)
Accrued income taxes	–	(474)
Net cash provided by operating activities	3,762	8,090

Cash flows from investing activities:
Purchases of property and equipment	(4,526)	(3,905)
Proceeds from sale of equipment	115	–
Proceeds from sale of investments	5,206	–
Net cash provided by (used in) investing activities	795	(3,905)

Cash flows from financing activities:
Repayment of note payable	–	(2,750)
Payment of deferred financing costs	(65)	–
Net cash used in financing activities	(65)	(2,750)

Net increase in cash and cash equivalents	4,492	1,435

Cash and cash equivalents at the beginning of the period	16,728	13,198

Cash and cash equivalents at the end of the period	$21,220	$14,633

Supplemental cash flow information:
Cash paid for income taxes, net of (refunds)	$2,457	$3,312
Cash paid for interest	$26	$89

Non-cash investing activities
Accrued purchase of property and equipment	$1,083	$106
Right-of-use assets obtained in exchange for lease obligations	$196	$–

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

Advertising and promotional costs

Advertising costs are expensed as incurred and reported in Selling expense in the Company’s consolidated statement of operations. Total advertising expense was $4,418 and $2,531 for the six months ended June 30, 2025 and 2024, respectively. Total advertising expense was $2,282 and $1,159 for the three months ended June 30, 2025 and 2024, respectively.

Fair value measurements

In February 2025, the Company’s $1,800 equity investment in Simple Mills was liquidated as a result of the sale of Simple Mills. The Company received cash proceeds of $5,206 and recognized a gain on the sale of investment of $3,407 during the six months ended June 30, 2025. The Company received cash proceeds of $54 and recognized a gain on the sale of investment of $54 during the three months ended June 30, 2025.

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

Note 3 – Inventories, net

	June 30, 2025	December 31, 2024
Ingredients	$3,053	$2,519
Packaging	2,872	2,855
Finished goods	4,299	3,304
Total inventories, net	$10,224	$8,678

Note 4 – Property, Plant and Equipment, net

	June 30, 2025	December 31, 2024
Land	$1,565	$1,565
Buildings and improvements	24,141	23,520
Machinery and equipment	38,997	38,181
Vehicles	477	477
Office equipment	758	758
Construction in process	5,459	2,163
	71,397	66,664
Less accumulated depreciation	(40,666)	(39,802)
Total property, plant and equipment, net	$30,731	$26,862

Note 5 – Goodwill and Intangible Assets

Goodwill

Goodwill consisted of the following:

Total
Balance at December 31, 2024
Goodwill	$12,948
Accumulated impairment losses	(1,244)
$11,704

Balance at June 30, 2025
Goodwill	$12,948
Accumulated impairment losses	(1,244)
$11,704

Intangible Assets

Other intangible assets, net consisted of the following:

	June 30, 2025			December 31, 2024
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount

Recipes	$44	$(44)	$–	$44	$(44)	$–
Customer lists and other customer related intangibles	4,529	(4,529)	–	4,529	(4,529)	–
Customer relationships	3,385	(1,612)	1,773	3,385	(1,532)	1,853
Brand names	7,948	(3,633)	4,315	7,948	(3,443)	4,505
Formula	438	(438)	–	438	(438)	–
Total intangible assets, net	$16,344	$(10,256)	$6,088	$16,344	$(9,986)	$6,358

Estimated amortization expense on intangible assets for the next five years is as follows:

Year	Amortization
Six months ended December 31, 2025	$270
2026	$540
2027	$540
2028	$540
2029	$540

The weighted-average remaining amortization expense period for the customer relationship and brand name intangible assets is 11.1 and 11.4 years, respectively, as of June 30, 2025. The weighted-average remaining amortization expense period for total intangible assets is 11.3 years as of June 30, 2025.

Note 6 – Accrued Expenses

Accrued expenses consisted of the following:

	June 30, 2025	December 31, 2024
Payroll and incentive compensation	$3,364	$4,188
Real estate taxes	507	468
Utilities	189	193
Current portion of operating lease liabilities	58	47
Other	291	207
Total accrued expenses	$4,409	$5,103

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

As of June 30, 2025, the Company had $0 outstanding under the Revolving Credit Facility. The Company had $25,000 available for future borrowings under the Revolving Credit Facility as of June 30, 2025.

Lifeway was in compliance with the fixed charge coverage ratio and maximum cash flow leverage ratio covenants at June 30, 2025.

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

The Company does not record leases with an initial term of 12 months or less on the balance sheet. Expense for these short-term leases is recorded on a straight-line basis over the lease term. Total lease expense was $95 and $77 (including short term leases) for the six months ended June 30, 2025 and 2024, respectively. Total lease expense was $58 and $42 (including short term leases) for the three months ended June 30, 2025 and 2024, respectively.

Future maturities of lease liabilities were as follows:

Year	Operating Leases
Six months ended December 31, 2025	$45
2026	82
2027	74
2028	67
2029	60
Thereafter	41
Total lease payments	369
Less: Interest	(91)
Present value of lease liabilities	$278

The weighted-average remaining lease term for its operating leases was 4.8 years as of June 30, 2025. The weighted average discount rate of its operating leases was 12.27% as of June 30, 2025. Cash paid for amounts included in the measurement of lease liabilities was $47 and $46 for the six months ended June 30, 2025 and 2024, respectively. Cash paid for amounts included in the measurement of lease liabilities was $28 and $22 for the three months ended June 30, 2025 and 2024, respectively.

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

Note 10 – Income taxes

Income taxes were recognized at effective rates of 28.4% and 30.0% for the six months ended June 30, 2025 and 2024, respectively. Income taxes were recognized at effective rates of 28.1% and 29.4% for the three months ended June 30, 2025 and 2024, respectively. The change in the Company’s effective tax rate is primarily driven by changes in the amount of non-deductible officer compensation and non-deductible stock-based compensation expense.

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

Note 11 – Stock-based and Other Compensation

Employee Incentive and Non-Employee Director Plans

The Board of Directors adopted, and the Company’s stockholders approved, the “Lifeway Foods, Inc. 2022 Omnibus Incentive Plan” (the “Plan”). Under the Plan, the Compensation Committee may grant awards of various types of compensation, including nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units, cash-based awards and other stock-based awards to qualifying employees. The maximum number of shares authorized to be awarded under the Plan is 3.25 million. As of June 30, 2025, 2.57 million shares remain available to award under the Plan.

Lifeway stockholders approved the 2022 Non-Employee Director Equity and Deferred Compensation Plan (the “2022 Director Plan”), which authorizes the grant of restricted stock units. The maximum aggregate number of shares that may be issued under the 2022 Director Plan is 500 thousand. As of June 30, 2025, 390 thousand shares remain available to award under the 2022 Director Plan.

Total compensation expense related to stock-based payments and the related income tax benefit recognized in net income are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
	(In Thousands)
Compensation expense related to stock-based payments	$601	$623	$927	$1,296
Related income tax benefit	168	66	259	131

Stock Options

The following table summarizes stock option activity during the six months ended June 30, 2025:

	Options	Weighted average exercise price	Weighted average remaining contractual life	Aggregate intrinsic value
	(In thousands)
Outstanding at December 31, 2024	30	$10.42	1.21	$426
Granted	–	–	–	–
Exercised	–	–	–	–
Forfeited	–	–	–	–
Outstanding at June 30, 2025	30	$10.42	0.71	$422
Exercisable at June 30, 2025	30	$10.42	0.71	$422

Restricted Stock Units

Restricted stock unit awards generally vest based on the passage of time in approximately three equal installments on each of the first three anniversaries of the grant date. Certain non-employee directors have elected to defer receipt of their awards until their departure from the Board of Directors.

The following table summarizes restricted stock unit activity during the six months ended June 30, 2025.

	Restricted Stock Units	Weighted Average Grant Date Fair Value
	(In thousands)
Outstanding at December 31, 2024	190	$8.77
Granted	18	24.53
Shares issued upon vesting	(36)	9.28
Forfeited	–	–
Outstanding at June 30, 2025	172	$10.32
Vested and deferred at June 30, 2025	74	$8.2

Unrecognized compensation expense related to nonvested restricted stock units was $687 as of June 30, 2025 and will be recognized over a weighted average period of 1.2 years. The grant date fair value of the awards is equal to the Company’s closing price on the grant date.

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

The following table summarizes performance unit activity during the six months ended June 30, 2025.

	Performance Units	Weighted Average Grant Date Fair Value
	(In thousands)
Nonvested at December 31, 2024	306	$8.08
Granted (1)	91	13.45
Shares issued upon vesting	(174)	6.25
Forfeited	(24)	8.41
Nonvested at June 30, 2025	199	$12.10

(1)	Includes 55 thousand additional shares granted in connection with the vesting of the 2022 award in 2025 due to above-target performance in accordance with the terms of the award.

Unrecognized compensation expense related to nonvested performance units is estimated to be approximately $1,775 as of June 30, 2025 and are expected to be recognized over a weighted average period of 1.16 years. The grant date fair value of the awards is equal to the Company’s closing price on the grant date.

Retirement Benefits

Lifeway has a defined contribution plan which is available to substantially all full-time employees. Under the terms of the plan, the Company matches employee contributions under a prescribed formula. For the six months ended June 30, 2025 and 2024, total contribution expense recognized in the consolidated statements of operations was $413 and $362, respectively. For the three months ended June 30, 2025 and 2024, total contribution expense recognized in the consolidated statements of operations was $152 and $169, respectively.

Note 12 - Earnings Per Share

The following table summarizes the effects of the share-based compensation awards on the weighted average number of shares outstanding used in calculating diluted earnings per share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
	(In thousands)
Weighted average common shares outstanding	15,206	14,727	15,170	14,709
Assumed exercise/vesting of equity awards	184	470	189	467
Weighted average diluted common shares outstanding	15,390	15,197	15,359	15,176

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

The Company’s product categories are:

•	Drinkable kefir, a cultured dairy product sold in a variety of organic and non-organic sizes, flavors, and types.
•	European-style soft cheeses, including farmer cheese, white cheese, and Sweet Kiss.
•	Cream and other, which primarily consists of cream, a byproduct of raw milk processing.
•	Drinkable yogurt, sold in a variety of sizes and flavors.
•	ProBugs, a line of kefir products designed for children.
•	Other dairy, which primarily consists of Fresh Made butter and sour cream.

Net sales of products by category were as follows for the six months ended June 30:

	2025		2024
In thousands	$	%	$	%

Drinkable Kefir other than ProBugs	84,039	84%	77,543	83%
Cheese	7,811	8%	6,892	7%
Cream and other	4,825	5%	3,987	4%
ProBugs Kefir	1,515	1%	1,750	2%
Drinkable Yogurt	1,083	1%	2,918	3%
Other dairy	719	1%	701	1%
Net Sales	99,992	100%	93,791	100%

Net sales of products by category were as follows for the three months ended June 30:

	2025		2024
In thousands	$	%	$	%

Drinkable Kefir other than ProBugs	45,989	85%	41,010	83%
Cheese	3,999	8%	3,377	7%
Cream and other	2,366	4%	2,171	4%
ProBugs Kefir	769	1%	884	2%
Drinkable Yogurt	449	1%	1,382	3%
Other dairy	329	1%	333	1%
Net Sales	53,901	100%	49,157	100%

Significant Customers

Sales are predominately to companies in the retail food industry located within the United States. Two customers accounted for a total of approximately 25% and 26% of net sales for the six months ended June 30, 2025 and 2024, respectively. Two customers accounted for a total of 25% and 27% of net sales for the three months ended June 30, 2025 and 2024, respectively.

Geographic Information

Net sales outside the of the United States represented less than 1% of total consolidated net sales for the six months and three months ended June 30, 2025 and 2024. Net sales are determined based on the destination where the products are shipped by Lifeway.

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

Note 15 – Subsequent Events

Income Tax Legislation

The One Big Beautiful Bill Act (“OBBBA”), which includes a broad range of tax reform provisions, was enacted on July 4, 2025 and the Company continues to evaluate the impact on its financial position. We currently do not expect the OBBB Act to have a material impact on our estimated annual effective tax rate or cash flows in the current fiscal year.

Organic Milk Supply

To increase the supply of organic milk available to the Company for the manufacture of finished goods, the Company is purchasing mature dairy cows (or the “herd”) which will be managed by a third-party dairy facility (the “Dairy”), and expects to enter into a supply and purchase agreement (“SPA”) with a COOP (the “COOP”) to purchase the milk produced by the herd.

The Company purchased 224 mature dairy cows during July 2025 for $694 and will consider further mature dairy cow purchases in the future.

On July 1, 2025, the Company entered into a thirty-nine month agreement (the “Herd Agreement”) with a third-party Dairy who will manage care of the herd, milk the herd, and sell the milk to a COOP, with which Lifeway will have a separate supply and purchase agreement. The Dairy will make monthly payments to Lifeway over the agreement period in exchange for its right to sell milk produced by the herd to the COOP and has a right to purchase the herd at the end of the agreement period for a nominal amount.

The Company is currently assessing the appropriate accounting treatment for the purchase of the herd and agreement with the Dairy.

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

Recent Developments and Trends

Organic Milk Supply

To increase the supply of organic milk available to the Company for the manufacture of finished goods, the Company is purchasing mature dairy cows (or the “herd”) which will be managed by a third-party dairy facility (the “Dairy”), and expects to enter into a supply and purchase agreement (“SPA”) with a COOP (the “COOP”) to purchase the milk produced by the herd.

The Company purchased 224 mature dairy cows during July 2025 for $694 and will consider further mature dairy cow purchases in the future.

On July 1, 2025, the Company entered into a thirty-nine month agreement (the “Herd Agreement”) with a third-party Dairy who will manage care of the herd, milk the herd, and sell the milk to a COOP, with which Lifeway will have a separate supply and purchase agreement. The Dairy will make monthly payments to Lifeway over the agreement period in exchange for its right to sell milk produced by the herd to the COOP and has a right to purchase the herd at the end of the agreement period for a nominal amount.

The Company is currently assessing the appropriate accounting treatment for the purchase of the herd and agreement with the Dairy.

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

Results of Operations

Three Months Ended June 30, 2025 Compared to Three Months Ended June 30, 2024

The following table presents certain information concerning our financial results, including information presented as a percentage of consolidated net sales:

	Three Months Ended June 30,
	2025		2024
	$	%	$	%
Net sales	53,901	100.0%	49,157	100.0%

Cost of goods sold	37,669	69,9%	35,181	71.6%
Depreciation expense	832	1.5%	701	1.4%
Total cost of goods sold	38,501	71.4%	35,882	73.0%

Gross profit	15,400	28.6%	13,275	27.0%

Selling expenses	4,718	8.8%	3,577	7.3%
General & administrative expense	4,752	8.8%	4,177	8.5%
Amortization expense	135	0.3%	135	0.3%
Total operating expenses	9,605	17.9%	7,889	16.1%

Income from operations	5,795	10.7%	5,386	10.9%

Other income (expense):
Interest expense	(21)	0.0%	(47)	(0.1%	)
Fair value loss on investments	–	0.0%	–	0.0%
Gain on sales of investments	55	0.1%	–	0.0%
Other income (expense), net	82	0.2%	20	0.0%
Total other income (expense)	116	0.3%	(27)	(0.1%	)

Income before provision for income taxes	5,911	11.0%	5,359	10.8%

Provision for income taxes	1,662	3.1%	1,576	3.2%

Net income	4,249	7.9%	3,783	7.6%

Net Sales

Net sales were at $53,901 for the three-month period ended June 30, 2025, an increase of $4,744 or 9.7% versus prior year. The net sales increase was primarily driven by higher volumes of our branded drinkable kefir, partially offset by the planned trade promotion investment to support incremental distribution of farmers cheese and kefir. The second quarter 2024 benefited from a customer relationship we strategically exited in the third quarter of 2024, and a significant distributor shifting from Lifeway delivered to customer pick-up in late 2024, which results in lower net sales and lower freight out expense. On a comparable basis adjusting for these two factors, the Company’s net sales increased approximately 18% in the second quarter of 2025 compared to the same period in 2024.

Gross Profit

Gross profit as a percentage of net sales was 28.6% and 27.0% in the three-month period ended June 30, 2025 and 2024, respectively. The increase versus the prior year was driven by higher volumes of our branded products, which provided manufacturing efficiencies and the favorable impact of conventional milk pricing, partially offset by unfavorable organic milk pricing and planned trade promotion investment.

Selling Expenses

Selling expenses increased by $1,141 to $4,718 during the three-month period ended June 30, 2025 from $3,577 during the same period in 2024. Selling expenses as a percentage of net sales increased to 8.7% in the three-month period ended June 30, 2025 from 7.3% during the same period in 2024. The increase is primarily a result of our continued investments in marketing activities to drive brand awareness and sales volumes.

General and Administrative Expenses

General and administrative expenses increased $575 to $4,752 during the three-month period ended June 30, 2025 from $4,177 during the same period in 2024. The increase is primarily driven by professional fees associated with non-routine stockholder action and the Danone unsolicited purchase proposal.

Provision for Income Taxes

Income taxes were recognized at effective rates of 28.1% and 29.4% for the three months ended June 30, 2025 and 2024, respectively. The change in the Company’s effective tax rate is primarily driven by changes in the amount of non-deductible officer compensation and non-deductible stock-based compensation expense.

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

Six Months Ended June 30, 2025 Compared to Three Months Ended June 30, 2025

The following table presents certain information concerning our financial results, including information presented as a percentage of consolidated net sales:

	Six Months Ended June 30,
	2025		2024
	$	%	$	%
Net sales	99,992	100.0%	93,791	100.0%
Cost of goods sold	71,923	71.9%	67,619	72.1%
Depreciation expense	1,634	1.6%	1,362	1.5%
Total cost of goods sold	73,557	73.5%	68,981	73.6%
Gross profit	26,435	26.5%	24,810	26.4%
Selling expense	9,416	9.4%	7,277	7.8%
General & administrative expense	9,380	9.4%	8,313	8.9%
Amortization expense	270	0.3%	270	0.3%
Total operating expenses	19,066	19.1%	15,860	17.0%
Income from operations	7,369	7.4%	8,950	9.4%
Other income (expense):
Interest expense	(35)	0.0%	(98)	(0.1%	)
Fair value loss on investments	(20)	0.0%	–	0.0%
Gain on investments	3,407	3.4%	–	0.0%
Other income (expense), net	156	0.2%	15	0.0%
Total other income (expense)	3,508	3.6%	(83)	(0.1%	)
Income before provision for income taxes	10,877	11.0%	8,867	9.3%
Provision for income taxes	3,088	3.1%	2,658	2.8%
Net income	7,789	7.9%	6,209	6.5%

Net Sales

Net sales were at $99,992 for the six-month period ended June 30, 2025, an increase of $6,201 or 6.6% versus prior year. The net sales increase was primarily driven by higher volumes of our branded drinkable kefir, partially offset by the planned trade promotion investment to support incremental distribution of farmers cheese and kefir. The first six months of 2024 benefited from a customer relationship we strategically exited in the third quarter of 2024, and a significant distributor shifting from Lifeway delivered to customer pick-up in late 2024, which results in lower net sales and lower freight out expense. On a comparable basis adjusting for these two factors, the Company’s net sales increased approximately 14% in the first six months of 2025 compared to the same period in 2024.

Gross Profit

Gross profit as a percentage of net sales was 26.5% and 26.4% during the six-month period ended June 30, 2025 and 2024, respectively. The increase versus the prior year was driven by higher volumes of our branded products, which provided manufacturing efficiencies, partially offset by organic milk pricing and planned trade promotion investment.

Selling Expense

Selling expense increased by $2,139 to $9,416 during the six-month period ended June 30, 2025 from $7,277 during the same period in 2024. Selling expenses as a percentage of net sales increased to 9.4% in the six-month period ended June 30, 2025 from 7.8% during the same period in 2024. The increase is primarily a result of our continued investments in marketing activities to drive brand awareness and sales volumes.

General and Administrative Expense

General and administrative expense increased $1,067 to $9,380 during the six-month period ended June 30, 2025 from $8,313 during the same period in 2024. The increase is primarily driven by professional fees associated with non-routine stockholder action and the Danone unsolicited purchase proposal.

Provision for Income Taxes

The provision for income taxes was $3,088 and $2,658 during the six months ended June 30, 2025 and 2024, respectively.

The effective income tax rate for the six months ended June 30, 2025 was 28.4% compared to 30.0% in the same period last year.

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

If additional borrowings are needed, $25,000 was available under the Revolving Credit Facility as of June 30, 2025 (see Note 7, Debt). We are in compliance with the terms of the Credit Agreement and expect to meet foreseeable financial requirements. The success of our business and financing strategies will continue to provide us with the financial flexibility to take advantage of various opportunities as they arise. To date, we have been successful in generating cash and obtaining financing as needed. However, if a serious economic or credit market crisis ensues, it could have a negative effect on our liquidity, results of operations and financial condition.

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

Cash Flow

The following table is derived from our Consolidated Statement of Cash Flows:

	Six months Ended June 30,
Net Cash Flows Provided By (Used In):	2025	2024
Operating activities	$3,762	$8,090
Investing activities	$795	$(3,905)
Financing activities	$(65)	$(2,750)

Operating Activities

Net cash provided in operating activities was $3,762 and $8,090 during the six-month period ended June 30, 2025 and 2024, respectively. The decrease was primarily due lower cash earnings and the change in working capital.

Investing Activities

Net cash provided by investing activities was $795 during the six-month period ended June 30, 2025 compared to net cash used in investing activities of $3,905 in the same period in 2024. The decrease in cash used reflects cash proceeds of $5,152 received in the first quarter and $54 in the second quarter of 2025 from the sale of our Simple Mills investment. Our capital spending is focused in three core areas: growth, cost reduction, and facility improvements. Growth capital spending supports capacity expansion and new product innovation and enhancements. Cost reduction and facility improvements support manufacturing efficiency, safety, and productivity.

Financing Activities

Net cash used in financing activities was $65 and $2,750 during the six-month period ended June 30, 2025 and 2024, respectively. The cash used in 2025 represents credit agreement amendment expenses incurred during the first quarter. The cash used in 2024 represented the quarterly principal payments under the term loan, which was paid in full during the second quarter of 2024.

Debt Obligations

As of June 30, 2025, the Company had $0 outstanding under the Revolving Credit Facility. The Company had $25,000 available for future borrowings under the Revolving Credit Facility as of June 30, 2025.

The Credit Agreement includes customary representations, warranties, and covenants, including financial covenants requiring the Company to maintain a fixed charge coverage ratio of no less than 1.25 to 1.00, and a maximum cash flow leverage ratio of no greater than 2.00 to 1.00 for each fiscal quarter commencing with the fiscal quarter ending March 31, 2025.

The Company is in compliance with all applicable financial debt covenants as of June 30, 2025. See Note 7 to our Consolidated Financial Statements for additional information regarding our indebtedness and related agreements.

Recent Accounting Pronouncements

Information regarding recent accounting pronouncements is provided in Note 2 – Summary of Significant Accounting Policies.

Critical Accounting Policies and Estimates

A description of the Company’s critical accounting policies and estimates is contained in its Annual Report on Form 10-K for the year ended December 31, 2024. There were no material changes to the Company’s critical accounting policies and estimates in the six months ended June 30, 2025.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

The Company has established disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (“SEC”), and such information is accumulated and communicated to management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure. Management, together with our CEO and CFO, evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2025. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of June 30, 2025.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the quarter ended June 30, 2025 that has materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 5. OTHER INFORMATION.

During the quarter ended June 30, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

ITEM 6. EXHIBITS.

No.	Description	Form	Period Ending	Exhibit	Filing Date

31.1	Rule 13a-14(a)/15d-14(a) Certification of Julie Smolyansky	Filed Herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification of Eric Hanson	Filed Herewith

32.1	Section 1350 Certification of Julie Smolyansky*	Furnished Herewith

32.2	Section 1350 Certification of Eric Hanson*	Furnished Herewith

99.1	Press release dated August 12, 2025 reporting Lifeway’s financial results for the three months ended June 30, 2025*	Furnished Herewith

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in IXBRL, and included in exhibit 101).

*	The exhibits deemed furnished with this Form 10-Q and are not deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall they be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act., whether made before or after the date of the filing of this Form 10-Q and irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIFEWAY FOODS, INC.

Date: August 12, 2025	By:	/s/ Julie Smolyansky
Julie Smolyansky
Chief Executive Officer, President, and Director
(Principal Executive Officer)

Date: August 12, 2025	By:	/s/ Eric Hanson
Eric Hanson
Chief Financial & Accounting Officer
(Principal Financial and Accounting Officer)

