Form 10-Q
period 2025-09-30
Lifeway Foods, Inc.
filed 2025-11-12
CIK 814586

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒       QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2025

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

Number of shares of Common Stock, no par value, outstanding as of November 6, 2025: 15,228,763.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

LIFEWAY FOODS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

September 30, 2025 and December 31, 2024

(In thousands)

	September 30, 2025	December 31,
	(Unaudited)	2024
Current assets
Cash and cash equivalents	$22,990	$16,728
Accounts receivable, net of allowance for credit losses and discounts & allowances of $1,800 and $1,590 at September 30, 2025 and December 31, 2024, respectively	17,421	15,424
Inventories, net	11,057	8,678
Prepaid expenses and other current assets	2,204	2,144
Refundable income taxes	134	631
Total current assets	53,806	43,605

Property, plant and equipment, net	36,423	26,862
Operating lease right-of-use asset	358	118
Goodwill	11,704	11,704
Intangible assets, net	5,953	6,358
Other assets	1,282	1,900
Total assets	$109,526	$90,547

Current liabilities
Accounts payable	$17,501	$10,401
Accrued expenses	5,910	5,103
Total current liabilities	23,411	15,504
Operating lease liabilities	289	70
Deferred income taxes, net	3,062	3,062
Total liabilities	26,762	18,636

Stockholders’ equity
Preferred stock, no par value; 2,500 shares authorized; none issued	–	–
Common stock, no par value; 40,000 shares authorized; 17,274 shares issued; 15,229 and 15,100 outstanding at September 30, 2025 and December 31, 2024, respectively	6,509	6,509
Treasury stock, at cost	(13,233)	(14,052)
Paid-in capital	3,348	4,632
Retained earnings	86,140	74,822
Total stockholders’ equity	82,764	71,911

Total liabilities and stockholders’ equity	$109,526	$90,547

See accompanying notes to consolidated financial statements

LIFEWAY FOODS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

For the three and nine months ended September 30, 2025 and 2024

(Unaudited)

(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

Net sales	$57,143	$46,095	$157,135	$139,886

Cost of goods sold	39,821	33,508	111,744	101,127
Depreciation expense	914	720	2,548	2,082
Total cost of goods sold	40,735	34,228	114,292	103,209

Gross profit	16,408	11,867	42,843	36,677

Selling expense	5,047	3,979	14,463	11,256
General and administrative expense	6,186	3,564	15,566	11,877
Amortization expense	135	135	405	405
Total operating expenses	11,368	7,678	30,434	23,538

Income from operations	5,040	4,189	12,409	13,139

Other income (expense):
Interest expense	(21)	(4)	(56)	(102)
Gain on sale of property and equipment	–	3	–	3
Fair value loss on investments	–	–	(20)	–
Gain on sale of investments	–	–	3,407	–
Other income (expense), net	73	138	229	153
Total other income (expense)	52	137	3,560	54

Income before provision for income taxes	5,092	4,326	15,969	13,193

Provision for income taxes	1,563	1,350	4,651	4,008

Net income	$3,529	$2,976	$11,318	$9,185

Net earnings per common share:
Basic	$0.23	$0.20	$0.75	$0.62
Diluted	$0.23	$0.19	$0.74	$0.60

Weighted average common shares outstanding:
Basic	15,229	14,801	15,190	14,740
Diluted	15,422	15,265	15,381	15,194

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

LIFEWAY FOODS, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

(Unaudited)

(In thousands)

	Common Stock
	Issued		In treasury		Paid-In	Retained	Total
	Shares	$	Shares	$	Capital	Earnings	Equity
Balance, January 1, 2025	17,274	$6,509	(2,174)	$(14,052)	$4,632	$74,822	$71,911

Issuance of Common Stock	–	–	103	669	(2,278)	–	(1,609)

Stock-based compensation	–	–	–	–	326	–	326

Net income	–	–	–	–	–	3,540	3,540

Balance, March 31, 2025	17,274	$6,509	(2,071)	$(13,383)	$2,680	$78,362	$74,168

Issuance of common stock in connection with stock-based compensation	–	–	18	115	(437)	–	(322)

Stock-based compensation	–	–	–	–	601	–	601

Net income	–	–	–	–	–	4,249	4,249

Balance, June 30, 2025	17,274	$6,509	(2,053)	$(13,268)	$2,844	$82,611	$78,696

Issuance of common stock in connection with stock-based compensation	–	–	8	35	(35)	–	–

Stock-based compensation	–	–	–	–	539	–	539

Net income	–	–	–	–	–	3,529	3,529

Balance, September 30, 2025	17,274	$6,509	(2,045)	$(13,233)	$3,348	$86,140	$82,764

See accompanying notes to consolidated financial statements

LIFEWAY FOODS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Nine months ended September 30,
	2025	2024
Cash flows from operating activities:
Net income	$11,318	$9,185
Adjustments to reconcile net income to operating cash flow:
Depreciation and amortization	2,953	2,487
Stock-based compensation	1,466	1,898
Non-cash interest expense	14	17
Gain on sale of equipment	(115)	(3)
Gain on sale of investments	(3,407)	–
Fair value loss on investment	20	–
(Increase) decrease in operating assets:
Accounts receivable	(1,997)	379
Inventories	(2,378)	663
Prepaid expenses and other current assets	123	125
Refundable income taxes	497	(379)
Increase (decrease) in operating liabilities:
Accounts payable	3,330	949
Accrued expenses	(1,143)	694
Accrued income taxes	–	(474)
Net cash provided by operating activities	10,681	15,541

Cash flows from investing activities:
Purchases of property and equipment	(9,675)	(5,445)
Proceeds from sale of equipment	115	14
Proceeds from sale of investments	5,206	–
Net cash used in investing activities	(4,354)	(5,431)

Cash flows from financing activities:
Repayment of note payable	–	(2,750)
Payment of deferred financing costs	(65)	–
Net cash used in financing activities	(65)	(2,750)

Net increase in cash and cash equivalents	6,262	7,360

Cash and cash equivalents at the beginning of the period	16,728	13,198

Cash and cash equivalents at the end of the period	$22,990	$20,558

Supplemental cash flow information:
Cash paid for income taxes, net of (refunds)	$4,154	$4,861
Cash paid for interest	$42	$95

Non-cash investing activities
Accrued purchase of property and equipment	$3,875	$331
Right-of-use assets obtained in exchange for lease obligations	$293	$–

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

Advertising and promotional costs

Advertising costs are expensed as incurred and reported in Selling expense in the Company’s consolidated statement of operations. Total advertising expense was $6,965 and $4,131 for the nine months ended September 30, 2025 and 2024, respectively. Total advertising expense was $2,548 and $1,599 for the three months ended September 30, 2025 and 2024, respectively.

Fair value measurements

In February 2025, the Company’s $1,800 equity investment in Simple Mills was liquidated as a result of the sale of Simple Mills. The Company received cash proceeds of $5,206 and recognized a gain on the sale of investment of $3,407 during the nine months ended September 30, 2025.

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

Note 3 – Inventories, net

	September 30, 2025	December 31, 2024
Ingredients	$4,002	$2,519
Packaging	3,470	2,855
Finished goods	3,585	3,304
Total inventories, net	$11,057	$8,678

Note 4 – Property, Plant and Equipment, net

	September 30, 2025	December 31, 2024
Land	$1,565	$1,565
Buildings and improvements	24,419	23,520
Machinery and equipment	42,925	38,181
Vehicles	477	477
Office equipment	694	758
Construction in process	7,754	2,163
	77,834	66,664
Less accumulated depreciation	(41,411)	(39,802)
Total property, plant and equipment, net	$36,423	$26,862

Note 5 – Goodwill and Intangible Assets

Goodwill

Goodwill consisted of the following:

Total
Balance at December 31, 2024
Goodwill	$12,948
Accumulated impairment losses	(1,244)
$11,704

Balance at September 30, 2025
Goodwill	$12,948
Accumulated impairment losses	(1,244)
$11,704

Intangible Assets

Other intangible assets, net consisted of the following:

	September 30, 2025			December 31, 2024
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount

Recipes	$44	$(44)	$–	$44	$(44)	$–
Customer lists and other customer related intangibles	4,529	(4,529)	–	4,529	(4,529)	–
Customer relationships	3,385	(1,652)	1,733	3,385	(1,532)	1,853
Brand names	7,948	(3,728)	4,220	7,948	(3,443)	4,505
Formula	438	(438)	–	438	(438)	–
Total intangible assets, net	$16,344	$(10,391)	$5,953	$16,344	$(9,986)	$6,358

Estimated amortization expense on intangible assets for the next five years is as follows:

Year	Amortization
Three months ended December 31, 2025	$135
2026	$540
2027	$540
2028	$540
2029	$540

The weighted-average remaining amortization expense period for the customer relationship and brand name intangible assets is 10.8 and 11.1 years, respectively, as of September 30, 2025. The weighted-average remaining amortization expense period for total intangible assets is 11.0 years as of September 30, 2025.

Note 6 – Accrued Expenses

Accrued expenses consisted of the following:

	September 30, 2025	December 31, 2024
Payroll and incentive compensation	$4,729	$4,188
Real estate taxes	650	468
Utilities	172	193
Current portion of operating lease liabilities	69	47
Other	290	207
Total accrued expenses	$5,910	$5,103

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

As of September 30, 2025, the Company had $0 outstanding under the Revolving Credit Facility. The Company had $25,000 available for future borrowings under the Revolving Credit Facility as of September 30, 2025.

Lifeway was in compliance with the fixed charge coverage ratio and maximum cash flow leverage ratio covenants at September 30, 2025.

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

The Company does not record leases with an initial term of 12 months or less on the balance sheet. Expense for these short-term leases is recorded on a straight-line basis over the lease term. Total lease expense was $146 and $110 (including short term leases) for the nine months ended September 30, 2025 and 2024, respectively. Total lease expense was $51 and $33 (including short term leases) for the three months ended September 30, 2025 and 2024, respectively.

Future maturities of lease liabilities were as follows:

Year	Operating Leases
Three months ended December 31, 2025	$27
2026	103
2027	96
2028	88
2029	81
Thereafter	76
Total lease payments	471
Less: Interest	(113)
Present value of lease liabilities	$358

The weighted-average remaining lease term for its operating leases was 4.8 years as of September 30, 2025. The weighted average discount rate of its operating leases was 11.60% as of September 30, 2025. Cash paid for amounts included in the measurement of lease liabilities was $73 and $68 for the nine months ended September 30, 2025 and 2024, respectively. Cash paid for amounts included in the measurement of lease liabilities was $25 and $22 for the three months ended September 30, 2025 and 2024, respectively.

Note 9 – Commitments and contingencies

Litigation

Lifeway from time to time, may be involved in various legal proceedings, claims, disputes, regulatory matters, audits, and proceedings arising in the ordinary course of, or incidental to, the Company’s business, including commercial disputes, product liabilities, intellectual property matters and employment-related matters.

Lifeway records provisions in the consolidated financial statements for pending legal matters when it believes it is probable that a loss has been incurred and the amount of such loss can be reasonably estimated. The Company evaluates, on a periodic basis, developments in legal matters that could affect the amount of any accrual and developments that would make a loss contingency both probable and reasonably estimable. If a loss contingency is not both probable and estimable, it does not establish an accrued liability. Currently, none of its accruals for outstanding legal matters are material individually or in the aggregate to its financial position and it is management’s opinion that the ultimate resolution of these outstanding legal matters will not have a material adverse effect on its business, financial condition, results of operations, or cash flows. However, if the Company is ultimately required to make payments in connection with an adverse outcome, it is possible that such contingency could have a material adverse effect on the Company’s business, financial condition, results of operations or cash flows.

Note 10 – Income taxes

Income taxes were recognized at effective rates of 29.1% and 30.4% for the nine months ended September 30, 2025 and 2024, respectively. Income taxes were recognized at effective rates of 30.3% and 31.2% for the three months ended September 30, 2025 and 2024, respectively. The change in the Company’s effective tax rate is primarily driven by changes in the amount of non-deductible officer compensation and non-deductible stock-based compensation expense.

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

On July 4, 2025, the One Big Beautiful Bill Act ("OBBBA") was signed into law, which includes a broad range of tax reform provisions that may affect the Company's financial results. The OBBBA changes to corporate taxation include, but are not limited to, 100% bonus depreciation for purchases of qualified property, an elective deduction for domestic research and experimental expenditures, changes to the definition of adjusted taxable income for purposes of determining the interest deduction limitation under Internal Revenue Code Section 163(j), and a more favorable tax rate on Foreign-Derived Deduction Eligible Income and income from non-U.S. subsidiaries (Net CFC Tested Income). The OBBBA does not have a material impact on our estimated annual effective tax rate or cash flows in the current fiscal year.

Note 11 – Stock-based and Other Compensation

Employee Incentive and Non-Employee Director Plans

The Board of Directors adopted, and the Company’s stockholders approved, the “Lifeway Foods, Inc. 2022 Omnibus Incentive Plan” (the “Plan”). Under the Plan, the Compensation Committee may grant awards of various types of compensation, including nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units, cash-based awards and other stock-based awards to qualifying employees. The maximum number of shares authorized to be awarded under the Plan is 3.25 million. As of September 30, 2025, 2.61 million shares remain available to award under the Plan.

Lifeway stockholders approved the 2022 Non-Employee Director Equity and Deferred Compensation Plan (the “2022 Director Plan”), which authorizes the grant of restricted stock units. The maximum aggregate number of shares that may be issued under the 2022 Director Plan is 500 thousand. As of September 30, 2025, 389 thousand shares remain available to award under the 2022 Director Plan.

Total compensation expense related to stock-based payments and the related income tax benefit recognized in net income are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
	(In Thousands)
Compensation expense related to stock-based payments	$539	$603	$1,466	$1,898
Related income tax benefit	151	66	410	197

Stock Options

The following table summarizes stock option activity during the nine months ended September 30, 2025:

	Options	Weighted average exercise price	Weighted average remaining contractual life	Aggregate intrinsic value
	(In thousands)
Outstanding at December 31, 2024	30	$10.42	1.21	$426
Granted	–	–	–	–
Exercised	–	–	–	–
Forfeited	–	–	–	–
Outstanding at September 30, 2025	30	$10.42	0.46	$514
Exercisable at September 30, 2025	30	$10.42	0.46	$514

Restricted Stock Units

Restricted stock unit awards generally vest based on the passage of time in approximately three equal installments on each of the first three anniversaries of the grant date. Certain non-employee directors have elected to defer receipt of their awards until their departure from the Board of Directors.

The following table summarizes restricted stock unit activity during the nine months ended September 30, 2025.

	Restricted Stock Units	Weighted Average Grant Date Fair Value
	(In thousands)
Outstanding at December 31, 2024	190	$8.77
Granted	18	24.53
Shares issued upon vesting	(42)	9.68
Forfeited	–	–
Outstanding at September 30, 2025	166	$10.25
Vested and deferred at September 30, 2025	78	$8.71

Unrecognized compensation expense related to nonvested restricted stock units was $535 as of September 30, 2025 and will be recognized over a weighted average period of 1.2 years. The grant date fair value of the awards is equal to the Company’s closing price on the grant date.

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

The following table summarizes performance unit activity during the nine months ended September 30, 2025.

	Performance Units	Weighted Average Grant Date Fair Value
	(In thousands)
Nonvested at December 31, 2024	306	$8.08
Granted (1)	91	13.45
Shares issued upon vesting	(174)	6.25
Forfeited	(24)	8.41
Nonvested at September 30, 2025	199	$12.10

(1)	Includes 55 thousand additional shares granted in connection with the vesting of the 2022 award in 2025 due to above-target performance in accordance with the terms of the award.

Unrecognized compensation expense related to nonvested performance units is estimated to be approximately $1,569 as of September 30, 2025 and are expected to be recognized over a weighted average period of 0.91 years. The grant date fair value of the awards is equal to the Company’s closing price on the grant date.

Retirement Benefits

Lifeway has a defined contribution plan which is available to substantially all full-time employees. Under the terms of the plan, the Company matches employee contributions under a prescribed formula. For the nine months ended September 30, 2025 and 2024, total contribution expense recognized in the consolidated statements of operations was $564 and $495, respectively. For the three months ended September 30, 2025 and 2024, total contribution expense recognized in the consolidated statements of operations was $151 and $133, respectively.

Note 12 – Earnings Per Share

The following table summarizes the effects of the share-based compensation awards on the weighted average number of shares outstanding used in calculating diluted earnings per share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
	(In thousands)
Weighted average common shares outstanding	15,229	14,801	15,190	14,740
Assumed exercise/vesting of equity awards	193	464	191	454
Weighted average diluted common shares outstanding	15,422	15,265	15,381	15,194

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

The Company’s product categories are:

•	Drinkable kefir, a cultured dairy product sold in a variety of organic and non-organic sizes, flavors, and types.
•	European-style soft cheeses, including farmer cheese, white cheese, and Sweet Kiss.
•	Cream and other, which primarily consists of cream, a byproduct of raw milk processing.
•	Drinkable yogurt, sold in a variety of sizes and flavors.
•	ProBugs, a line of kefir products designed for children.
•	Other dairy, which primarily consists of Fresh Made butter and sour cream.

Net sales of products by category were as follows for the nine months ended September 30:

	2025		2024
In thousands	$	%	$	%

Drinkable Kefir other than ProBugs	133,635	85%	115,280	82%
Cheese	11,873	8%	10,476	8%
Cream and other	6,991	4%	6,202	4%
ProBugs Kefir	1,858	1%	2,494	2%
Drinkable Yogurt	1,751	1%	4,419	3%
Other dairy	1,027	1%	1,015	1%
Net Sales	157,135	100%	139,886	100%

Net sales of products by category were as follows for the three months ended September 30:

	2025		2024
In thousands	$	%	$	%

Drinkable Kefir other than ProBugs	49,596	86%	37,737	82%
Cheese	4,062	7%	3,584	8%
Cream and other	2,166	4%	2,215	5%
Drinkable Yogurt	668	1%	1,501	3%
ProBugs Kefir	343	1%	744	1%
Other dairy	308	1%	314	1%
Net Sales	57,143	100%	46,095	100%

Significant Customers

Sales are predominately to companies in the retail food industry located within the United States. Two customers accounted for a total of 24% and 25% of net sales for the nine months ended September 30, 2025 and 2024, respectively. Two customers accounted for a total of 23% and 24% of net sales for the three months ended September 30, 2025 and 2024, respectively.

Geographic Information

Net sales outside the of the United States represented less than 1% of total consolidated net sales for the nine months and three months ended September 30, 2025 and 2024. Net sales are determined based on the destination where the products are shipped by Lifeway.

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

On October 29, 2025, the Company entered into Amendment No. 1 to the Shareholder Rights Agreement (the “Rights Agreement”). The Rights Agreement was originally scheduled to expire at the end of November 4, 2025. The Company entered into the Amendment, which extended the expiration to the end of October 29, 2026 (and made other conforming changes to the Rights Agreement). No other material changes were made to the Rights Agreement.

Note 15 – Organic Milk Supply

To increase the supply of organic milk available to the Company for the manufacture of finished goods, the Company is purchasing mature dairy cows (or the “herd”) which will be managed by a third-party dairy facility (the “Dairy”), and entered into a supply and purchase agreement (“SPA”) with a COOP (the “COOP”) to purchase the milk produced by the herd.

The Company purchased 402 mature dairy cows during the third quarter of 2025 for $1,335 and plans further mature dairy cow purchases in the future.

As amended in September 2025, the Company entered into a sixty month agreement (the “Herd Agreement”) with a third-party Dairy who will manage care of the herd, milk the herd, and sell the milk to the COOP under the SPA, with a right to purchase the herd at the end of the agreement period for a nominal amount. Beginning December 1, 2025, the Dairy will make monthly payments to Lifeway over the five year agreement period in exchange for its right to possess and control the herd, including the rights to sell milk produced by the herd to the COOP.

The herd agreement is treated as a sale of non-financial assets to a party that is not a customer. The Company will recognize a sale upon the delivery of each herd to the Dairy, with interest income recognized over the agreement period. The Company has recorded $184 in prepaid and other current assets and $1,151 in other assets as of September 30, 2025 related to the herd agreement with no recorded gain or loss on sale. The Company records the purchases of dairy cows as investing outflows, principal payments received as investing inflows and interest income as operating inflows on the statement of cash flows.

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

Recent Developments and Trends

Organic Milk Supply

To increase the supply of organic milk available to the Company for the manufacture of finished goods, the Company is purchasing mature dairy cows (or the “herd”) which will be managed by a third-party dairy facility (the “Dairy”), and entered into a supply and purchase agreement (“SPA”) with a COOP (the “COOP”) to purchase the milk produced by the herd.

The Company purchased 402 mature dairy cows during the third quarter of 2025 for $1,335 and plans further mature dairy cow purchases in the future.

As amended in September 2025, the Company entered into a sixty month agreement (the “Herd Agreement”) with a third-party Dairy who will manage care of the herd, milk the herd, and sell the milk to the COOP under the SPA, with a right to purchase the herd at the end of the agreement period for a nominal amount. Beginning December 1, 2025, the Dairy will make monthly payments to Lifeway over the five year agreement period in exchange for its right to possess and control the herd, including the right to sell milk produced by the herd to the COOP.

The herd agreement is treated as a sale of non-financial assets to a party that is not a customer. The Company will recognize a sale upon the delivery of each herd to the Dairy, with interest income recognized over the agreement period. The Company has recorded $184 in prepaid and other current assets and $1,151 in other assets as of September 30, 2025 related to the herd agreement with no recorded gain or loss on sale. The Company records the purchases of dairy cows as investing outflows, principal payments received as investing inflows and interest income as operating inflows on the statement of cash flows.

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

Results of Operations

Three Months Ended September 30, 2025 Compared to Three Months Ended September 30, 2024

The following table presents certain information concerning our financial results, including information presented as a percentage of consolidated net sales:

	Three Months Ended September 30,
	2025		2024
	$	%	$	%
Net sales	57,143	100.0%	46,095	100.0%

Cost of goods sold	39,821	69.7%	33,508	72.7%
Depreciation expense	914	1.6%	720	1.6%
Total cost of goods sold	40,735	71.3%	34,228	74.3%

Gross profit	16,408	28.7%	11,867	25.7%

Selling expenses	5,047	8.8%	3,979	8.6%
General & administrative expense	6,186	10.8%	3,564	7.7%
Amortization expense	135	0.2%	135	0.3%
Total operating expenses	11,368	19.8%	7,678	16.6%

Income from operations	5,040	8.9%	4,189	9.1%

Other income (expense):
Interest expense	(21)	0.0%	(4)	(0.0%	)
Gain on sale of property and equipment	–	0.0%	3	0.0%
Fair value loss on investments	–	0.0%	–	0.0%
Gain on sales of investments	–	0.0%	–	0.0%
Other income (expense), net	73	0.1%	138	0.3%
Total other income (expense)	52	0.1%	137	0.3%

Income before provision for income taxes	5,092	9.0%	4,326	9.4%

Provision for income taxes	1,563	2.7%	1,350	2.9%

Net income	3,529	6.3%	2,976	6.5%

Net Sales

Net sales were at $57,143 for the three-month period ended September 30, 2025, an increase of $11,048 or 24.0% versus prior year. The net sales increase was primarily driven by higher volumes of our branded drinkable kefir. The third quarter 2024 benefited from a customer relationship we strategically exited in the third quarter of 2024, and a significant distributor shifting from Lifeway delivered to customer pick-up in late 2024, which results in lower net sales and lower freight out expense. On a comparable basis adjusting for these two factors, the Company’s net sales increased approximately 29% in the third quarter of 2025 compared to the same period in 2024.

Gross Profit

Gross profit as a percentage of net sales was 28.7% and 25.7% in the three-month period ended September 30, 2025 and 2024, respectively. The increase versus the prior year was driven by higher volumes of our branded products, which provided manufacturing efficiencies and the favorable impact of conventional milk pricing.

Selling Expenses

Selling expenses increased by $1,068 to $5,047 during the three-month period ended September 30, 2025 from $3,979 during the same period in 2024. Selling expenses as a percentage of net sales increased to 8.8% in the three-month period ended September 30, 2025 from 8.6% during the same period in 2024. The increase is primarily a result of our continued investments in marketing activities to drive brand awareness and sales volumes.

General and Administrative Expenses

General and administrative expenses increased $2,622 to $6,186 during the three-month period ended September 30, 2025 from $3,564 during the same period in 2024. The Company incurred approximately $2,400 of professional fees associated with the Danone unsolicited purchase proposal and non-routine stockholder action.

Provision for Income Taxes

Income taxes were recognized at effective rates of 30.3% and 31.2% for the three months ended September 30, 2025 and 2024, respectively. The change in the Company’s effective tax rate is primarily driven by changes in the amount of non-deductible officer compensation and non-deductible stock-based compensation expense.

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

Nine Months Ended September 30, 2025 Compared to Three Months Ended September 30, 2025

The following table presents certain information concerning our financial results, including information presented as a percentage of consolidated net sales:

	Nine Months Ended September 30,
	2025		2024
	$	%	$	%
Net sales	157,135	100.0%	139,886	100.0%

Cost of goods sold	111,744	71.1%	101,127	72.3%
Depreciation expense	2,548	1.6%	2,082	1.5%
Total cost of goods sold	114,292	72.7%	103,209	73.8%

Gross profit	42,843	27.3%	36,677	26.2%

Selling expense	14,463	9.2%	11,256	8.0%
General & administrative expense	15,566	9.9%	11,877	8.5%
Amortization expense	405	0.3%	405	0.3%
Total operating expenses	30,434	19.4%	23,538	16.8%

Income from operations	12,409	7.9%	13,139	9.4%

Other income (expense):
Interest expense	(56)	0.0%	(102)	(0.1%	)
Gain on property and equipment	–	–	3	0.0%
Fair value loss on investments	(20)	0.0%	–	0.0%
Gain on investments	3,407	2.2%	–	0.0%
Other income (expense), net	229	0.1%	153	0.1%
Total other income (expense)	3,560	2.3%	54	0.0%

Income before provision for income taxes	15,969	10.2%	13,193	9.4%

Provision for income taxes	4,651	3.0%	4,008	2.9%

Net income	11,318	7.2%	9,185	6.5%

Net Sales

Net sales were at $157,135 for the nine-month period ended September 30, 2025, an increase of $17,249 or 12.3% versus prior year. The net sales increase was primarily driven by higher volumes of our branded drinkable kefir, partially offset by the planned trade promotion investment to support incremental distribution of farmers cheese and kefir. The first nine months of 2024 benefited from a customer relationship we strategically exited in the third quarter of 2024, and a significant distributor shifting from Lifeway delivered to customer pick-up in late 2024, which results in lower net sales and lower freight out expense. On a comparable basis adjusting for these two factors, the Company’s net sales increased approximately 19% in the first nine months of 2025 compared to the same period in 2024.

Gross Profit

Gross profit as a percentage of net sales was 27.3% and 26.2% during the nine-month period ended September 30, 2025 and 2024, respectively. The increase versus the prior year was driven by higher volumes of our branded products, which provided manufacturing efficiencies and the favorable impact of conventional milk pricing, partially offset by organic milk pricing and planned trade promotion investment.

Selling Expense

Selling expense increased by $3,207 to $14,463 during the nine-month period ended September 30, 2025 from $11,256 during the same period in 2024. Selling expenses as a percentage of net sales increased to 9.2% in the nine-month period ended September 30, 2025 from 8.0% during the same period in 2024. The increase is primarily a result of our continued investments in marketing activities to drive brand awareness and sales volumes.

General and Administrative Expense

General and administrative expense increased $3,689 to $15,566 during the nine-month period ended September 30, 2025 from $11,877 during the same period in 2024. The Company incurred approximately $4,300 of professional fees associated with the Danone unsolicited purchase proposal and non-routine stockholder action.

Provision for Income Taxes

Income taxes were recognized at effective tax rates of 29.1% and 30.4% for the nine months ended September 30, 2025 and 2024, respectively. The change in the Company’s effective tax rate is primarily driven by changes in the amount of non-deductible officer compensation and non-deductible stock-based compensation expense.

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

If additional borrowings are needed, $25,000 was available under the Revolving Credit Facility as of September 30, 2025 (see Note 7, Debt). We are in compliance with the terms of the Credit Agreement and expect to meet foreseeable financial requirements. The success of our business and financing strategies will continue to provide us with the financial flexibility to take advantage of various opportunities as they arise. To date, we have been successful in generating cash and obtaining financing as needed. However, if a serious economic or credit market crisis ensues, it could have a negative effect on our liquidity, results of operations and financial condition.

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

Cash Flow

The following table is derived from our Consolidated Statement of Cash Flows:

	Nine months Ended September 30,
Net Cash Flows Provided By (Used In):	2025	2024
Operating activities	$10,681	$15,541
Investing activities	$(4,354)	$(5,431)
Financing activities	$(65)	$(2,750)

Operating Activities

Net cash provided in operating activities was $10,681 and $15,541 during the nine-month period ended September 30, 2025 and 2024, respectively. The decrease was primarily due to lower cash earnings and the change in working capital.

Investing Activities

Net cash used by investing activities was $4,354 and $5,431 during the nine-month period ended September 30, 2025 and 2024, respectively. The decrease in cash used reflects cash proceeds of $5,152 received in the first quarter and $54 in the second quarter of 2025 from the sale of our Simple Mills investment.

The increase in purchases of property and equipment is primarily driven by the expansion of manufacturing capacity and modernization of our Waukesha, Wisconsin facility. This project will enable Lifeway to meet increasing sales demand and will double the facility’s manufacturing capacity and improve packaging efficiency, as well as other operational improvements. The Company currently estimates investing approximately $45,000. As of September 30, 2025, approximately $9,200 is included on the consolidated balance sheet in property, plant and equipment, with cumulative cash paid of approximately $6,100. The project will be funded primarily through cash on-hand and cash flow from operations, with further requirements available under the Company’s revolving credit facility. The project is expected to be completed during the fourth fiscal quarter of 2026.

Our capital spending is focused in three core areas: growth, cost reduction, and facility improvements. Growth capital spending supports capacity expansion and new product innovation and enhancements. Cost reduction and facility improvements support manufacturing efficiency, safety, and productivity.

Financing Activities

Net cash used in financing activities was $65 and $2,750 during the nine-month period ended September 30, 2025 and 2024, respectively. The cash used in 2025 represents credit agreement amendment expenses incurred during the first quarter. The cash used in 2024 represented the quarterly principal payments under the term loan, which was paid in full during the second quarter of 2024.

Debt Obligations

As of September 30, 2025, the Company had $0 outstanding under the Revolving Credit Facility. The Company had $25,000 available for future borrowings under the Revolving Credit Facility as of September 30, 2025.

The Credit Agreement includes customary representations, warranties, and covenants, including financial covenants requiring the Company to maintain a fixed charge coverage ratio of no less than 1.25 to 1.00, and a maximum cash flow leverage ratio of no greater than 2.00 to 1.00 for each fiscal quarter commencing with the fiscal quarter ending March 31, 2025.

The Company is in compliance with all applicable financial debt covenants as of September 30, 2025. See Note 7 to our Consolidated Financial Statements for additional information regarding our indebtedness and related agreements.

Recent Accounting Pronouncements

Information regarding recent accounting pronouncements is provided in Note 2 – Summary of Significant Accounting Policies.

Critical Accounting Policies and Estimates

A description of the Company’s critical accounting policies and estimates is contained in its Annual Report on Form 10-K for the year ended December 31, 2024. There were no material changes to the Company’s critical accounting policies and estimates in the nine months ended September 30, 2025.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

The Company has established disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (“SEC”), and such information is accumulated and communicated to management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure. Management, together with our CEO and CFO, evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2025. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of September 30, 2025.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the quarter ended September 30, 2025 that has materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 5. OTHER INFORMATION.

During the quarter ended September 30, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

ITEM 6. EXHIBITS.

No.	Description	Form	Period Ending	Exhibit	Filing Date

3.1	Amendment No. 1 to the Second Amended and Restated Bylaws of Lifeway Foods, Inc.	8-K		3.1	11/4/2025

4.1	Shareholder Rights Agreement, dated as of November 4, 2024, by and between the Company and Computershare Trust Company, N.A., as rights agent (which includes the Form of Rights Certificate as Exhibit B thereto)	8-K		4.1	11/5/2024

4.2	Amendment No. 1 to Shareholder Rights Agreement, dated as of October 29, 2025, by and between the Company and Computershare Trust Company, N.A., as rights agent	8-A12B/A		4.2	10/29/2025

4.3	Cooperation Agreement, dated as of September 30, 2025, by and between Lifeway Foods, Inc. and Danone North America PBC	8-K		4.1	10/1/2025

31.1	Rule 13a-14(a)/15d-14(a) Certification of Julie Smolyansky	Filed Herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification of Eric Hanson	Filed Herewith

32.1	Section 1350 Certification of Julie Smolyansky*	Furnished Herewith

32.2	Section 1350 Certification of Eric Hanson*	Furnished Herewith

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in IXBRL, and included in exhibit 101).

*	The exhibits deemed furnished with this Form 10-Q and are not deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall they be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act., whether made before or after the date of the filing of this Form 10-Q and irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIFEWAY FOODS, INC.

Date: November 12, 2025	By:	/s/ Julie Smolyansky
Julie Smolyansky
Chief Executive Officer, President, and Director
(Principal Executive Officer)

Date: November 12, 2025	By:	/s/ Eric Hanson
Eric Hanson
Chief Financial & Accounting Officer
(Principal Financial and Accounting Officer)

