Form 10-K
period 2025-12-31
Lifeway Foods, Inc.
filed 2026-03-17
CIK 814586

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the stock was last sold as of June 30, 2025 ($24.65 per share as quoted on the Nasdaq Global Market) was $132,499,543.

As of March 2, 2026, 15,149,600 shares of the registrant’s common stock, no par value, were outstanding.

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

Unless otherwise noted herein, all amounts in this Form 10-K are in thousands, except per share numbers.

PRODUCTS

Our primary product is drinkable kefir, a cultured dairy product. Lifeway kefir is tart and tangy, high in protein, calcium and vitamin D.

We manufacture (directly or through co-packers) and market products under the Lifeway, Fresh Made and GlenOaks Farms brand names, as well as under private labels on behalf of certain customers.

Our product categories are:

•	Drinkable kefir, a cultured dairy product sold in a variety of organic and non-organic sizes, flavors, and milk types;

•	European-style soft cheeses, including farmer cheese, white cheese, and Sweet Kiss;

•	Cream and other, which consists primarily of cream, a byproduct of making our kefir;

•	Drinkable yogurt, sold in a variety of sizes and flavors;

•	ProBugs, a line of kefir products designed for children;

•	Other dairy, which consists primarily of Fresh Made butter and sour cream.

Net sales of products by category were as follows for the years ended December 31:

	2025		2024
In thousands	$	%	$	%

Drinkable Kefir other than ProBugs	$181,423	85%	$153,493	82%
Cheese	16,571	8%	14,554	8%
Cream and other	8,693	4%	8,299	4%
Drinkable Yogurt	2,284	1%	5,619	3%
Probugs Kefir	2,214	1%	3,421	2%
Other dairy	1,311	1%	1,434	1%
Net Sales	$212,496	100%	$186,820	100%

Product innovation and new product development

Lifeway is committed to maintaining its position as the leading producer of kefir and a recognized leader in the market for probiotic products. We routinely evaluate opportunities for new product development, flavors and formulations, improved package design, new product configurations and other innovation avenues. Beyond our core drinkable kefir products, we have an ongoing effort to extend the strength of the Lifeway brand and leverage the capabilities of the Lifeway organization into fresh categories and into additional channels of trade, such as Convenience; Foodservice; Club; and Drug.

Lifeway considers research and development of new products to be a significant part of our overall business philosophy. Where possible, we leverage our existing staff and facilities to conduct our innovation, research, and development efforts, rather than maintaining a dedicated research and development staff and facilities or relying solely on third parties.

PRODUCTION

Manufacturing

During 2025 and 2024, approximately 95% and 94% of our revenue, respectively, was derived from products manufactured at our own facilities. We currently operate the following manufacturing and distribution facilities:

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

Co-Packers

In addition to the products manufactured in our own facilities, independent manufacturers (“co-packers”) manufacture some of our products. We have a co-packer agreement to manufacture drinkable yogurt and a small percentage of our Lifeway kefir product in California. We have a co-packer agreement to manufacture drinkable kefir in Ireland, to serve our European markets. During 2025 and 2024, approximately 5% and 6% of our revenue, respectively, was derived from products manufactured by co-packers. Our domestic co-packer is Safe Quality Food (“SQF”) certified and follows Good Manufacturing Practices (“GMPs”). Additionally, the co-packers are required to ensure our products are manufactured in accordance with our quality specifications and that they are compliant with all applicable laws and regulations.

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

Under the retail-direct channel, we sell our products to retailers and deliver products through either the retailers’ carriers or third-party carriers that deliver to such retailers’ distribution centers. In turn, our retailers then deliver the products to their respective stores. Under the retail direct-model, optimal product merchandising, assortment and product presentation are attended to by the retailer. Sales to our retail-direct customers represent approximately 51% of our total net sales for the year ended 2025.

Under the distributor channel, we sell our products to distributors and deliver products through either the distributors’ carriers or third-party carriers that deliver to such distributors’ designated warehouses. In turn, our distributors then sell and ship our products to their retail customers. Our distributors often use a DSD model of their own to make deliveries directly to individual stores, but they also make deliveries to retailers’ distribution centers. The distributor attends to optimal product merchandising, assortment, and product presentations at the retail end of the channel, with support from Lifeway’s direct sales force and broker network. Sales to our distributor customers represent approximately 47% of our total net sales for year ended 2025.

Under the direct store delivery (“DSD”) route to market, we sell our products to retailers and deliver it directly to the store using Company-owned vehicles and a team of Lifeway merchandisers who engage face-to-face with store management to ensure optimal product assortments and presentations. We operate our DSD model in the Chicago, Illinois metropolitan area only. Sales to our DSD customers represent approximately 2% of our total net sales for the year ended 2025.

Distribution outside of the U.S.

Lifeway’s primary market is the United States; however, certain distributors based in the United States sell our products to retailers in Mexico, portions of Central and South America, and the Caribbean. Additionally, Lifeway products reach consumers in France, Ireland, and the Middle East under third party co-manufacturing agreements and in-country broker and distributor arrangements. Sales distributed outside the United States represented 7% of net sales for the year ended 2025.

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

We provide our independent distributors with products at wholesale prices for distribution to their retail accounts. Lifeway believes that the prices at which we sell our products to distributors are competitive compared with the prices generally paid by distributors for similar products in the markets served. Due to the perishable nature of our products and the costs to return, we do not offer return privileges to any of our distributors or channel customers; however, from time to time we do provide our customers with allowances for non-saleable product.

Lifeway engages independent food brokers generally on a commission basis, subject in some cases to a minimum commission guarantee. The commissions vary based on the scope of services provided and customers served. Our brokers represent our products to a variety of prospective buyers. These buyers could be specialty stores, retail grocery chains, wholesalers, foodservice operators and distributors, drug chains, convenience stores, club stores, mass merchandisers, industrial users, schools and universities, or military installations. With support from our direct sales force, brokers may provide other value-added services. These may include scheduling and coordinating promotions, merchandising, centralized ordering, and data collection services.

MARKETING

We use a combination of sales incentives, trade promotions, and consumer promotions to market our products.

Sales Incentives and Trade Promotion Allowances

Lifeway offers various sales incentives and trade promotional programs to its retailer and distributor customers from time to time in the normal course of business. These sales incentives and trade promotion programs include rebates, in-store display and demo allowances, allowances for non-saleable product, every day low price (“EDLP”) coupons, and other trade promotional activities. Trade promotions support price features, displays, and other merchandising of our products by our retail and distributor customers. We record these arrangements as a reduction to net sales in our consolidated statements of operations.

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

MAJOR CUSTOMERS

During the year ended December 31, 2025, two customers accounted for a total of 24% of our total net sales. Two customers accounted for a total of 24% of net accounts receivable as of December 31, 2025.

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

SEASONALITY

Lifeway’s business is not seasonal.

EMPLOYEES

As of December 31, 2025, we employed 293 full-time and two part-time employees, of which 97 were members of a union bargaining unit in Illinois.

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

We compete with a limited number of other domestic kefir producers and consequently face a small amount of direct competition for kefir products. However, our kefir-based products compete with other dairy products, notably spoonable and drinkable yogurt, and, increasingly, with non-dairy probiotic products that incorporate kefir cultures but are not kefir. We face significant competition for limited retailer shelf space in each of our product categories. Competition in our product categories is based on product innovation, product quality, price, brand recognition and loyalty, effectiveness of marketing, promotional activity, and our ability to identify and satisfy consumer tastes and preferences. We believe that our brands have benefited in many cases from being the first to introduce products in their categories, and their success has attracted competition from other food and beverage companies that produce branded products, as well as from private label competitors. Some of our competitors, such as Danone, General Mills, Chobani, Hain Celestial Group, Horizon and Nestle, have substantial financial and marketing resources. These competitors and others may be able to introduce innovative products more quickly or market their products more successfully than we can, which could cause our growth rate to be slower than we anticipate and could cause sales to decline.

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

Although the Company does not have any indebtedness outstanding as of December 31, 2025, the Company may incur indebtedness in the future. Outstanding debt obligations could adversely affect our financial condition and limit our ability to successfully implement our business strategy. Furthermore, from time to time, we may need additional financing to support our business and pursue our business strategy, including strategic acquisitions. Our ability to obtain additional financing, if and when required, will depend on our operating performance, the condition of the capital markets, and other factors. We cannot assure that additional financing will be available to us on favorable terms when required, or at all. If we raise additional funds through the issuance of equity, equity-linked, or debt securities, those securities may have rights, preferences, or privileges senior to those of our common stock, and, in the case of equity and equity-linked securities, our existing stockholders may experience dilution.

As of December 31, 2025, we had $0 outstanding under the Revolving Credit Facility. Our loan agreement contains certain restrictions and requirements that among other things:

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

A substantial portion of our common stock is held by members of the Smolyansky family, Danone and Divisadero Street Partners, L.P. (“Divisadero”), and they have the ability to control the outcome of matters submitted for stockholder approval.

Our five largest shareholders, Julie Smolyansky (the Company’s chief executive officer and the daughter of our founder), Edward Smolyansky (our former chief operations officer and son of our founder), Ludmila Smolyansky (a former member of our Board and the widow of our founder), Danone North America PBC and its affiliates (collectively, “Danone”) and Divisadero, beneficially owned approximately 18%, 20%, 6%, 23% and 9% of the Company’s outstanding common stock, respectively, as of December 31, 2025. Certain of these shareholders, together, could significantly influence any matter requiring approval by our stockholders, including the election or removal of all of our directors, amendments to our articles of incorporation and the approval or rejection of any merger, change of control, or other significant corporate transaction. It is unlikely that any person interested in acquiring Lifeway will be able to do so without obtaining the consent of some combination of Julie Smolyansky, Edward Smolyansky, Ludmila Smolyansky, Danone and Divisadero. The interests of the Smolyansky family members, Danone and Divisadero could differ from those of other stockholders in ways that could be adverse to the interests of other stockholders. By exercising their influence, such stockholders could cause Lifeway to take actions that are at odds with the investment goals of institutional, short-term, non-voting, or other non-controlling investors, or that have a negative effect on our stock price. Additionally, concentration of ownership could also harm the market price of our common stock if investors perceive disadvantages in owning stock in a company of which a substantial portion of common stock is beneficially owned by a small number of stockholders.

Our business could be adversely affected as a result of proposals to acquire the Company or other actions taken by stockholders related to a possible acquisition of the Company.

Proposals to acquire the Company that we may receive in the future and any other actions by stockholders or others relating to a potential change of control transaction involving the Company could interfere with our ability to execute our strategic plans, make it more difficult to attract and retain qualified executives and employees, cause management distraction, require us to utilize more resources than anticipated towards review of strategic alternatives and result in the loss of potential business opportunities, any of which could have a material negative impact on the Company. In addition, our business and operations may be harmed to the extent that our customers or suppliers or others believe that we cannot effectively compete in the marketplace without completing a transaction, or if there is customer, supplier or employee uncertainty surrounding the future direction of our product offerings and our strategy. There can be no assurance that any such transaction will be completed now or in the future.

Any proposals that we may receive in the future or any actual or perceived actions by our stockholders or others relating to a potential transaction involving the Company may cause significant fluctuations in our stock price based upon temporary or speculative market perceptions or other factors that do not necessarily reflect the Company’s underlying fundamentals and prospects.

The actions of certain of our shareholders could cause us to incur significant expense, disrupt our business, result in a proxy contest or litigation and adversely impact our stock price.

We value constructive input from investors and regularly engage in dialogue with our shareholders regarding strategy and performance. Our Board and management team are committed to acting in the best interests of all of our shareholders.

We may be subject to shareholder activism in the future, including nominations of candidates for election to our Board to replace current Board members or other shareholder proposals, which could cause us to incur significant expense, hinder execution of our business strategy and adversely impact the market price of Company common stock. Shareholder actions, including potential proxy contests, require significant time and attention by management and our Board, potentially interfering with our ability to execute our strategic plan. Such shareholder action could give rise to perceived uncertainties as to our future, adversely affect our relationships with our employees, customers or suppliers and make it more difficult to attract and retain qualified personnel and business partners. These perceived uncertainties may also be exploited by our competitors or other shareholders, which could result in lost business opportunities and make it more difficult to execute on our long-term strategic plan. If customers choose to delay, defer or reduce transactions with us or do business with our competitors instead of us, then our business, financial condition and operating results would be adversely affected. We may be required to incur significant legal fees and other expenses related to shareholder actions, and the attention of our management may be diverted by such actions. Any of these impacts could materially and adversely affect our business, operating results and financial condition, and the market price of Company common stock could be subject to significant fluctuation or otherwise be adversely affected. If individuals are elected or appointed to our Board with a specific agenda, the ability of our Board to function effectively could be adversely affected, which could in turn adversely affect our ability to effectively and timely implement our strategic plan and create additional value for our shareholders, and adversely affect our business, operating results and financial condition.

Litigation regarding the Stockholders’ Agreement may be protracted and costly.

Danone has filed suit in the Circuit Court of Cook County, Law Division, in part, to enforce the Stockholders’ Agreement. Pursuant to the Cooperation Agreement, the parties have jointly sought a stay of the pending litigation relating. If such litigation is recommenced, it may be protracted and expensive, and under certain circumstances, the Company may be required to reimburse Danone for its legal fees incurred in connection with such litigation.

Our shareholder rights plan includes terms and conditions that could discourage a takeover or other transaction that stockholders may consider favorable.

On November 4, 2024, in response to Danone’s original proposal and Danone’s substantial ownership position in the Company, our Board approved and adopted the Shareholder Rights Agreement with Computershare Trust Company, N.A., as rights agent (the “Rights Agreement”), and declared a dividend of one preferred share purchase right (each, a “Right”) for each outstanding share of Company common stock to stockholders of record at the close of business on November 18, 2024. Each Right entitles its holder, subject to the terms of the Rights Agreement, to purchase from the Company one one-thousandth of a share of Series A Junior Participating Preferred Stock, no par value, of the Company at an exercise price of $130.00 per Right, subject to adjustment. Rights will generally become exercisable only if any person or entity (or any persons or entities acting as a group) acquires 20% or more of the outstanding shares of Company common stock (or, to the extent any person, entity or group beneficially owned 20% or more of the outstanding shares of Company common stock as of immediately prior to the first public announcement of the adoption of the Rights Agreement, such person, entity or group acquires any additional shares). If Rights become exercisable, all holders of Rights (other than the person, entity or group triggering the Rights Agreement, whose Rights will become void and will not be exercisable) will have the right to purchase from the Company for $130.00, subject to certain potential adjustments, shares of Company common stock having a market value of twice that amount. The Rights Agreement was originally scheduled to expire on November 4, 2025. On October 29, 2025, the Company and the Rights Agent entered into the Amendment No. 1 to Shareholder Rights Agreement (the “Amendment”) which extended the scheduled expiration of the Rights Agreement to October 29, 2026, unless earlier terminated or the Rights are redeemed or exchanged by the Board. Additional information regarding the Rights Agreement and the Amendment are contained in the Company’s Current Report on Form 8-K filed with the SEC on November 5, 2024 and the Company’s Current Report on Form 8-K filed with the SEC on October 30, 2025, respectively.

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

The increasing use of artificial intelligence technologies by our competitors, customers, and suppliers could impact our competitive position.

Artificial intelligence (“AI”) and machine learning technologies are rapidly evolving and are increasingly being adopted across industries, including in manufacturing. Our competitors, customers, and suppliers may adopt AI technologies that could affect our competitive position. If we fail to effectively adopt and integrate AI technologies, or if our competitors do so more successfully, we could experience a decline in our competitive position.

We may also face risks from AI technologies used by third parties, including vendors, customers, and service providers, over which we have limited control. Any material disruption to our supply chain or competitive disadvantage resulting from third-party AI adoption could adversely affect our business, financial condition, and results of operations.

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

Two of our customers together accounted for 24% of our net sales in the fiscal year ended December 31, 2025. Where we enter into written agreements with our customers, they are generally terminable after short notice periods by the customer. In addition, our customers sometimes award contracts based on competitive bidding, which could result in lower profits for contracts we win and the loss of business for contracts we lose. The loss of any large customer, the reduction of purchasing levels, or the cancellation of any business from a large customer for an extended period of time could negatively affect our sales and results of operations.

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

Conventional and organic milk, our primary raw material, is an agricultural commodity that is subject to price fluctuations. Conventional milk prices were lower in fiscal 2025 than the prior year, and there can be no assurance that such prices will remain at these levels in the future. The supply and price of milk may be impacted by, among other things, weather, natural disasters, real or perceived supply shortages, lower dairy and crop yields, general increases in farm inputs and costs of production, political and economic conditions, labor actions, government actions, and trade barriers. Increases in the market price for milk or over-order premiums charged by producers may also impact our ability to enter into purchase commitments at a fixed price. There can be no assurance that our purchasing practices will mitigate future price risk. As a result, increases in the cost of milk could have an adverse impact on our profitability.

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

Our business depends heavily on raw materials and other inputs in addition to conventional and organic raw milk, such as cultures, flavoring, packaging material, and other commodities. Our raw materials are generally sourced from third-party suppliers, and we are not assured of continued supply, pricing, or exclusive access to raw materials from any of these suppliers. For market conditions or competitive reasons, our customer pricing actions may lag input cost changes, or we may not be able to pass along the full effect of increases in raw materials and other input costs as we incur them.

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

Governance

Board of Directors

Our Board of Directors oversees our risk management process, and cybersecurity risks are monitored as a part of the broader program. Our Board has delegated the primary responsibility to oversee risks from cybersecurity threats to the Audit and Corporate Governance Committee. The Chief Financial Officer and our Director of IT present updates to the Audit and Corporate Governance Committee and the full Board of Directors, on, among other things, the Company’s cyber risks and threats, the status of projects to strengthen the Company’s information security systems, and the emerging threat landscape.

Management

Our Chief Financial Officer is responsible for management oversight of our information security program and controls, which includes cybersecurity risk management. Our Director of IT is responsible for the development, operation, and maintenance of our information security program and controls. The Director of IT has extensive experience in the information technology field, and cybersecurity knowledge and skills gained through relevant experiences. The Director and Chief Financial Officer regularly review potential risks and measures implemented by the Company to identify and mitigate cyber security risks.

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

PART II

ITEM 5.     MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock is listed on the Nasdaq Global Market under the symbol “LWAY.” Trading commenced on March 29, 1988. As of March 7, 2026, there were 49 shareholders of record of our common stock.

Dividend Policy

Lifeway does not routinely declare and pay dividends. From time to time however our Board of Directors may declare and pay dividends depending on our operating cash flow, financial condition, capital requirements and such other factors as the Board of Directors may deem relevant.

There were no dividends declared or paid in fiscal 2025 or 2024.

Purchases of Equity Securities by the Issuer

None.

ITEM 6.      [RESERVED]

ITEM 7.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the financial condition and results of operations as of and for the years ended December 31, 2025 and 2024 should be read in conjunction with the audited consolidated financial statements and the notes to those statements that are included elsewhere in this Annual Report on Form 10-K. In addition to historical information, the following discussion contains certain forward-looking statements within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. These statements relate to our future plans, objectives, expectations and intentions. These statements may be identified by the use of words such as “may,” “could,” “believe,” “future,” “depend,” “expect,” “will,” “result,” “can,” “remain,” “assurance,” “subject to,” “require,” “limit,” “impose,” “guarantee,” “restrict,” “continue,” “become,” “predict,” “likely,” “opportunities,” “effect,” “change,” and “estimate,” and similar terms or terminology, or the negative of such terms or other comparable terminology. Although we believe the expectations expressed in these forward-looking statements are based on reasonable assumptions within the bounds of our knowledge of our business, our actual results could differ materially from those discussed in these statements. Factors that could contribute to such differences include, but are not limited to, those discussed in the “Risk Factors” section in Part I, Item 1A. We undertake no obligation to update publicly any forward-looking statements for any reason even if new information becomes available or other events occur in the future.

Recent Developments

Cooperation Agreement

On September 30, 2025, the Company and Danone entered into a Cooperation Agreement (the “Cooperation Agreement”) pursuant to which, among other things:

•	The Company refreshed its Board, electing four new directors (the “New Independent Directors”) selected in accordance with the Cooperation Agreement who are (1) independent under Nasdaq rules and (2) unaffiliated with Julie Smolyansky, the Company’s Chief Executive Officer, her spouse, Edward Smolyansky, Ludmila Smolyansky (the foregoing collectively, the “Smolyansky Family”), Danone, the Company and any director of the Company. Additionally, Jody Levy and Perfecto Sanchez, former members of the Board, resigned and Pol Sikar was not nominated to stand for re-election at the Company’s 2025 annual meeting of shareholders. Additional changes to the Board during the quarter ended December 31, 2025, include the appointment of Dorri McWhorter as Chairperson of the Board, resignation of Ms. McWhorter from the Compensation Committee of the Board, the appointment of Andee Harris as a member of the Audit and Corporate Governance Committee of the Board and the appointment of Susan Hultquist and Kirk Chartier to the Compensation Committee of the Board.

•	The Company and Danone jointly stayed the pending litigation relating to the Stockholders’ Agreement, dated October 1, 1999, by and among the Company, Danone Foods, Inc., Michael Smolyansky, Ludmila Smolyansky, Julie Smolyansky and Edward Smolyansky (as amended, the “Stockholders’ Agreement”).

•	Danone waived certain of its right under that certain Stockholders’ Agreement, including its right to Board representation, and agreed that its consent will not be required for the Company to issue bona fide equity-based compensation to members of management (excluding Julie Smolyansky, her immediate family and their affiliates) so long as the grants are on market terms and are approved by the Company’s Compensation Committee (a majority of which must be New Independent Directors);

•	The Company agreed to hold its 2026 annual meeting of shareholders on or before June 30, 2026 and to include as nominees for election a slate of seven individuals (unless the size of the Board is increased by adding any additional directors through the process required in the Cooperation Agreement) that includes the New Independent Directors and that excludes Jason Scher. Danone has agreed to vote all of the shares of Common Stock it beneficially owns in favor of this slate if nominated in accordance with the Cooperation Agreement.

•	Danone agreed that if, at any time prior to June 30, 2026, Edward Smolyansky or Ludmila Smolyansky or any person with whom Edward Smolyansky or Ludmila Smolyansky has formed a group (as such term is defined under the Exchange Act, and the rules and regulations promulgated thereunder) calls a special meeting of the Company’s shareholders or commences a consent solicitation, Danone will vote or consent, as applicable, with respect to all shares of Common Stock it beneficially owns in accordance with the Board’s recommendations on all matters relating to Board composition and, with certain exceptions, the Company’s organizational documents.

•	The Company filed a “shelf” registration statement with the SEC covering the resale of all shares of Common Stock beneficially owned by Danone and its affiliates, which registration statement was declared effective by the SEC. The Cooperation Agreement provides that Danone may not request more than (a) two underwritten offerings not involving any “road show,” which is commonly known as a “block trade” or (b) one underwritten offering that is not a block trade under the registration statement of which this prospectus forms a part in any 60-day period. The Company also agreed to use reasonable best efforts to take such further action as Danone may reasonably request, all to the extent required from time to time, to enable Danone to sell shares of Registrable Stock (as defined in the Stockholders’ Agreement) without registration under the Securities Act within the safe harbor provided by Rule 144 thereunder.

•	Both the Company and Danone, on behalf of themselves and their respective affiliates and representatives, agreed to mutual non-disparagement provisions, effective until two years after Danone and its affiliates cease to beneficially own any shares of Common Stock.

All of Danone’s obligations (other than the non-disparagement covenants) cease to apply upon certain “triggering events,” including breaches of the Cooperation Agreement by the Company or certain statements by the Company, Julie Smolyansky or any of their respective affiliates or representatives challenging the validity of the Cooperation Agreement or the Stockholders’ Agreement. Additionally, if Julie Smolyansky is deemed to have breached the Cooperation Agreement while she is Chief Executive Officer of the Company, such breach will be a triggering event under the Cooperation Agreement unless the Board terminates Julie Smolyansky for cause as a result of such breach within a specified time period.

All of the Company’s obligations under the Stockholders’ Agreement (other than those relating to Danone’s registration rights and rights with respect to inspection of our books and records) cease to apply after Danone and its affiliates no longer collectively beneficially own at least 761,438 (as adjusted for any reverse stock split or similar recapitalization). The Company’s obligations under the Cooperation Agreement (other than the non-disparagement covenants) cease to apply after Danone and its affiliates cease to beneficially own any shares of Common Stock.

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

On December 29, 2025, the Company entered into the Sixth Modification to the Amended and Restated Loan and Security Agreement (the “Sixth Modification”) with its current lender. The Sixth Modification, provides for, among other things, (i) modification of the Fixed Charge Coverage Ratio only for the period from December 31, 2025 through June 30, 2027 to exclude the Waukesha, WI unfinanced capital expenditures attributable to plant optimization and manufacturing capacity expansion as approved by Lender, up to $50,000 (ii) modification of the Change of Control definition to reflect that specified changes to the Company’s board of directors do not constitute a Change of Control and (iii) extended the termination date of the Credit Agreement to February 5, 2029. The remaining material terms and conditions of the Credit Agreement remain substantially unchanged. The Company had no outstanding borrowings at the time of entry into the Sixth Modification.

Organic Milk Supply

To increase the supply of organic milk available to the Company for the manufacture of finished goods, the Company is purchasing mature dairy cows (or the “herd”) which will be managed by a third-party dairy facility (the “Dairy”), and entered into a supply and purchase agreement (“SPA”) with a COOP (the “COOP”) to purchase the milk produced by the herd. The Company purchased 799 mature dairy cows during 2025 for $2,870.

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

The herd agreement is treated as a sale of non-financial assets to a party that is not a customer. The Company will recognize a sale upon the delivery of each herd to the Dairy, with interest income recognized over the agreement period. The Company has recorded $635 in prepaid and other current assets and $2,235 in other assets as of December 31, 2025 related to the herd agreement with no recorded gain or loss on sale. The Company records the purchases of dairy cows as investing outflows, principal payments received as investing inflows and interest income as operating inflows on the statement of cash flows.

Trends and Uncertainties

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

Results of Operations

Comparison of Year Ended December 31, 2025 to Year Ended December 31, 2024 (in thousands)

The following table presents certain information concerning our financial results, including information presented as a percentage of consolidated net sales:

	Year Ended December 31,
	2025			2024
	$	%		$	%

Net sales	212,496	100.0%		186,820	100%

Cost of goods sold	150,850	71.0%		135,400	72.5%
Depreciation expense	3,440	1.6%		2,846	1.5%
Total cost of goods sold	154,290	72.6%		138,246	74.0%

Gross profit	58,206	27.4%		48,574	26.0%

Selling expense	19,891	9.4%		14,743	7.9%
General & administrative expense	21,603	10.2%		19,439	10.4%
Amortization expense	540	0.3%		540	0.3%
Total operating expenses	42,034	19.9%		34,722	18.6%

Income from operations	16,172	7.5%		13,852	7.4%

Other income (expense):
Interest expense	(77)	(0.0%	)	(105)	(0.1%	)
Fair Value loss on investment	(95)	(0.0%	)	–	0.0%
Gain on sale of investment	3,407	1.6%		–	0.0%
Gain (loss) on sale of equipment	–	(0.0%	)	(8)	0.0%
Other income (expense), net	279	0.1%		230	0.1%
Total other income (expense)	3,514	1.7%		117	0.0%

Income before provision for income taxes	19,686	9.2%		13,969	7.4%

Provision for income taxes	5,827	2.7%		4,944	2.6%

Net income	13,859	6.5%		9,025	4.8%

Net Sales

Net sales were $212,496 for the year ended December 31, 2025, an increase of $25,676 or 13.7% versus prior year. The net sales increase was primarily driven by higher volumes of our branded drinkable kefir. The fiscal year 2024 benefited from a customer relationship we strategically exited in the third quarter of 2024, and a significant distributor shifting from Lifeway delivered to customer pick-up in late 2024, which resulted in lower net sales and lower freight out expense. On a comparable basis adjusting for these two factors, the Company’s net sales increased approximately 19% in the fiscal year 2025 compared to fiscal year 2024.

Gross Profit

Gross profit as a percentage of net sales increased to 27.4% during the year ended December 31, 2025 from 26.0% during the same period in 2024. The increase versus the prior year was driven by higher volumes of our branded products, which provided manufacturing efficiencies and the favorable impact of conventional milk pricing.

Selling Expenses

Selling expenses increased by $5,148 to $19,891 during the year ended December 31, 2025 from $14,473 during the same period in 2024. Selling expenses as a percentage of net sales increased to 9.4% during the year ended December 31, 2025 from 7.9% during the same period in 2024. The increase is primarily a result of our continued investments in marketing activities to drive brand awareness and sales volumes.

General and Administrative Expenses

General and administrative expenses increased $2,164 to $21,603 during the year ended December 31, 2025 from $19,439 during the same period in 2024. The Company incurred approximately $6,200 of legal and professional fees associated with Danone’s unsolicited purchase proposal and non-routine stockholder action during 2025. During 2024, the Company incurred approximately $4,500 of legal and professional fees associated with Danone’s unsolicited purchase proposal, non-routine stockholder action, and the CEO retention bonus awarded in the fourth quarter of 2024.

Provision for Income Taxes

The provision for income taxes includes federal, state and local income taxes. The provision for income taxes was $5,827 and $4,944 during the year ended December 31, 2025, and 2024, respectively.

The effective income tax rate was 29.6% in 2025 compared to 35.4% in 2024. The statutory federal and state tax rates remained consistent from 2024 to 2025. The Company consistently reflects non-deductible items such as non-deductible officer compensation expense, non-deductible compensation expense related to equity incentive awards, and separate state tax rates from year to year. Although similar items were reflected in 2025, the percentage effect is different primarily due to the decrease in certain non-deductible compensation in 2025 compared to 2024.

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

On July 4, 2025, the One Big Beautiful Bill Act ("OBBBA") was signed into law, which includes a broad range of tax reform provisions that may affect the Company’s financial results. The OBBBA changes to corporate taxation include, but are not limited to, 100% bonus depreciation for purchases of qualified property, an elective deduction for domestic research and experimental expenditures, changes to the definition of adjusted taxable income for purposes of determining the interest deduction limitation under Internal Revenue Code Section 163(j), and a more favorable tax rate on Foreign-Derived Deduction Eligible Income and income from non-U.S. subsidiaries (Net CFC Tested Income). The OBBBA does not have a material impact on our estimated annual effective tax rate or cash flows in the current fiscal year.

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

If additional borrowings are needed, $25,000 was available under the Revolving Credit Facility as of December 31, 2025 (see Note 7, Debt). We are in compliance with the terms of the Credit Agreement and expect to meet foreseeable financial requirements. The success of our business and financing strategies will continue to provide us with the financial flexibility to take advantage of various opportunities as they arise. To date, we have been successful in generating cash and obtaining financing as needed. However, if a serious economic or credit market crisis ensues, it could have a negative effect on our liquidity, results of operations and financial condition.

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

Cash Flow

The following table is derived from our Consolidated Statement of Cash Flows:

	Year Ended December 31,
	2025	2024
Net Cash Flows Provided By (Used In):
Operating activities	$10,948	$12,962
Investing activities	$(22,040)	$(6,682)
Financing activities	$(65)	$(2,750)

Operating Activities

Net cash provided by operating activities was $10,948 in 2025 compared to $12,962 in 2024. The decrease was primarily due to the change in working capital.

Investing Activities

Net cash used in investing activities was $22,040 in 2025 compared to $6,682 in 2024. The increase in cash used reflects our planned capital spending increase during 2025 compared to 2024.

The increase in purchases of property and equipment is primarily driven by the expansion of manufacturing capacity and modernization of our Waukesha, Wisconsin facility. This project will enable Lifeway to meet increasing sales demand and will double the facility’s manufacturing capacity and improve packaging efficiency, as well as other operational improvements. The Company currently estimates investing approximately $48,000. As of December 31, 2025, $21,547 is included on the consolidated balance sheet in property, plant and equipment, with cumulative cash paid of $20,926. The project will be funded primarily through cash on-hand and cash flow from operations, with further requirements available under the Company’s revolving credit facility. The project is expected to be completed during the fourth fiscal quarter of 2026.

The increase in cash used was partially offset by cash proceeds of $5,152 received in the first quarter and $54 in the second quarter of 2025 from the sale of our Simple Mills investment.

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

Financing Activities

Net cash used in financing activities was $65 in 2025 compared to $2,750 in 2024. The cash used in 2025 represents credit agreement amendment expenses incurred during the first quarter. The cash used in 2024 represented the quarterly principal payments under the term loan, which was paid in full during the second quarter of 2024.

Debt Obligations

The Company is party to an Amended and Restated Loan and Security Agreement (as amended and modified from time to time, the “Credit Agreement”) with its existing lender and certain of its subsidiaries. The Credit Agreement provides for, among other things, a revolving line of credit up to a maximum of $25,000 (the “Revolving Credit Facility”) and an incremental facility not to exceed $5,000. The termination date of the revolving credit facility is February 5, 2029, unless earlier terminated.

As of December 31, 2025, the Company had $0 outstanding under the Revolving Credit Facility. The Company had $25,000 available for future borrowings under the Revolving Credit Facility as of December 31, 2025.

All outstanding amounts under the revolving line of credit bear interest at the Secured Overnight Financing Rate (“SOFR”), plus 1.75%. Interest is payable monthly in arrears. Lifeway is also required to pay a quarterly unused line fee of 0.25% on the Revolving Credit Facility, and in conjunction with the issuance of any letters of credit, a letter of credit fee of 1.00%.

The Credit Agreement includes customary representations, warranties, and covenants, including financial covenants requiring the Company to maintain a fixed charge coverage ratio of no less than 1.25 to 1.00, and a maximum cash flow leverage ratio of no greater than 2.00 to 1.00 for each fiscal quarter commencing with the fiscal quarter ending March 31, 2025.

The Company is in compliance with all applicable financial debt covenants as of December 31, 2025. See Note 7 to our Consolidated Financial Statements for additional information regarding our indebtedness and related agreements.

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

Goodwill impairment

Goodwill totaled $11,704 as of December 31, 2025. Goodwill represents the excess purchase price over the fair value of the net tangible and other identifiable intangible assets acquired. Goodwill is not amortized.

The Company has one reporting unit within its single reportable segment. We review and evaluate our goodwill for potential impairment at a minimum annually, as of December 31, or more frequently if circumstances indicate that impairment is possible. We completed our annual goodwill impairment analysis as of December 31, 2025. Our assessment did not result in impairment.

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

Sales discounts & allowance

We offer various trade promotions and sales incentive programs to customers and consumers. From time to time, we grant certain sales discounts to customers which are classified as a reduction in sales. The measurement and recognition of discounts and allowances involve the use of judgment, and our estimates are made based on historical experience and specific customer program accruals. Differences between estimated and actual discount and allowance costs are normally not material and are recognized in earnings in the period such differences are determined. The process for analyzing trade promotion programs could impact our results of operations and trade spending accruals depending on how actual results of the programs compare to original estimates. As of December 31, 2025, we had $1,730 of accrued discounts and allowances.

Share-based compensation

Certain members of management and non-employee directors receive various forms of share-based payment awards, and we recognize compensation expense for these awards based on their grant date fair values. The grant date fair value of Restricted Stock Units (“RSUs”) and Performance Share Unit (“PSUs”) awards is equal to the Company’s closing stock price on the grant date. The Company granted RSU and PSU awards during 2025 to employees. The PSU awards are contingent upon the achievement of strategic milestones during a three-year measurement period. The expense recognition of PSU awards therefore requires management to make judgements and estimates at the end of each reporting period as to the cumulative three-year milestone achievements. Changes in management’s estimate of the three-year cumulative milestone achievements are recognized as change in management estimate in a subsequent period. We do not estimate forfeitures in measuring the grant date fair value of RSUs and PSUs but rather account for forfeitures as they occur. Forfeitures have historically been immaterial. See Note 11 to our consolidated financial statements for further detail.

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

ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Lifeway Foods, Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Lifeway Foods, Inc. (an Illinois corporation) and subsidiaries (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2025, and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

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

Chicago, Illinois

March 17, 2026

LIFEWAY FOODS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

December 31, 2025 and 2024

(In thousands)

	December 31,
	2025	2024
Current assets
Cash and cash equivalents	$5,571	$16,728
Accounts receivable, net of allowance for credit losses and discounts & allowances of $1,730 and $1,590 at December 31, 2025 and 2024, respectively	16,643	15,424
Inventories, net	11,890	8,678
Prepaid expenses and other current assets	2,627	2,144
Refundable income taxes	325	631
Total current assets	37,056	43,605

Property, plant and equipment, net	48,282	26,862
Operating lease right-of use asset	465	118
Goodwill	11,704	11,704
Intangible assets, net	5,818	6,358
Other assets	2,285	1,900
Total assets	$105,610	$90,547

Current liabilities
Accounts payable	$11,008	$10,401
Accrued expenses	5,413	5,103
Accrued income taxes	218	–
Total current liabilities	16,639	15,504

Operating lease liabilities	360	70
Deferred income taxes, net	2,792	3,062
Total liabilities	19,791	18,636

Commitments and contingencies (Note 9)	–	–

Stockholders’ equity
Preferred stock, no par value; 2,500 shares authorized; none issued	–	–
Common stock, no par value; 40,000 shares authorized; 17,274 shares issued; 15,232 and 15,100 shares outstanding at 2025 and 2024	6,509	6,509
Treasury stock, at cost	(13,214)	(14,052)
Paid-in capital	3,843	4,632
Retained earnings	88,681	74,822
Total stockholders’ equity	85,819	71,911

Total liabilities and stockholders’ equity	$105,610	$90,547

See accompanying notes to consolidated financial statements

LIFEWAY FOODS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

For the Years Ended December 31, 2025 and 2024

(In thousands, except per share data)

	2025	2024

Net sales	$212,496	$186,820

Cost of goods sold	150,850	135,400
Depreciation expense	3,440	2,846
Total cost of goods sold	154,290	138,246

Gross profit	58,206	48,574

Selling expenses	19,891	14,743
General and administrative	21,603	19,439
Amortization expense	540	540
Total operating expenses	42,034	34,722

Income from operations	16,172	13,852

Other income (expense):
Interest expense	(77)	(105)
Fair value loss on investment	(95)	–
Gain on sale of investment	3,407	–
Gain (loss) on sale of property and equipment	–	(8)
Other income	279	230
Total other income (expense)	3,514	117

Income before provision for income taxes	19,686	13,969

Provision for income taxes	5,827	4,944

Net income	$13,859	$9,025

Net earnings per common share:
Basic	$0.91	$0.61
Diluted	$0.89	$0.60

Weighted average common shares outstanding:
Basic	15,200	14,769
Diluted	15,539	15,130

See accompanying notes to consolidated financial statements

LIFEWAY FOODS, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

For the Years Ended December 31, 2025 and 2024

(In thousands)

	Common Stock
	Issued		In treasury		Paid-In	Retained	Total
	Shares	$	Shares	$	Capital	Earnings	Equity

Balance, January 1, 2024	17,274	$6,509	(2,583)	$(16,695)	$4,825	$65,797	$60,436

Issuance of common stock in connection with stock-based compensation	–	–	398	2,573	(2,790)	–	(217)

Issuance of common stock on exercise of stock options	–	–	11	70	36	–	106

Stock-based compensation	–	–	–	–	2,561	–	2,561

Net income	–	–	–	–	–	9,025	9,025

Balance, December 31, 2024	17,274	$6,509	(2,174)	$(14,052)	$4,632	$74,822	$71,911

Issuance of common stock in connection with stock-based compensation	–	–	129	819	(2,750)	–	(1,931)

Issuance of common stock on exercise of stock options	–	–	3	19	14	–	33

Stock-based compensation	–	–	–	–	1,947	–	1,947

Net Income	–	–	–	–	–	13,859	13,859

Balance, December 31, 2025	17,274	$6,509	(2,042)	$(13,214)	$3,843	$88,681	$85,819

See accompanying notes to consolidated financial statements

LIFEWAY FOODS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2025 and 2024

(In thousands)

	2025	2024

Cash flows from operating activities:
Net income	$13,859	$9,025
Adjustments to reconcile net income to operating cash flow:
Depreciation and amortization	3,980	3,386
Stock-based compensation	1,947	2,446
Non-cash interest expense	19	17
(Gain) loss on sale of equipment	(115)	8
Gain on sale of investments	(3,407)	–
Fair value loss on investment	96	–
Deferred income taxes	(270)	61
(Increase) decrease in operating assets:
Accounts receivable	(1,219)	(1,550)
Inventories	(3,212)	426
Prepaid expenses and other current assets	151	(125)
Refundable income taxes	306	(631)
Increase (decrease) in operating liabilities:
Accounts payable	238	156
Accrued expenses	(1,643)	217
Accrued income taxes	218	(474)
Net cash provided by operating activities	10,948	12,962

Cash flows from investing activities:
Purchases of property and equipment	(27,361)	(6,697)
Proceeds from sale of equipment	115	15
Proceeds from sale of investments	5,206	–
Net cash used in investing activities	(22,040)	(6,682)

Cash flows from financing activities:
Repayment of note payable	–	(2,750)
Payment of deferred financing costs	(65)	–
Net cash used in financing activities	(65)	(2,750)

Net (decrease) increase in cash and cash equivalents	(11,157)	3,530
Cash and cash equivalents at the beginning of the period	16,728	13,198
Cash and cash equivalents at the end of the period	$5,571	$16,728

Supplemental cash flow information:
Cash paid for income taxes, net of (refunds)	$5,588	$5,987
Cash paid for interest	$58	$98
Non-cash investing activities
Accrued purchase of property and equipment	$774	$407
Right-of-use assets obtained in exchange for lease obligations	$426	$–

See accompanying notes to consolidated financial statements

LIFEWAY FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2025 and 2024

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

Note 2 – Summary of significant accounting policies

Use of estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to use judgement to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates made in preparing the consolidated financial statements include the reserve for promotional allowances, the valuation of goodwill and intangible assets, stock-based and incentive compensation, and deferred income taxes.

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

Accounts Receivable

Lifeway provides credit terms to customers in-line with industry standards and maintains allowances for potential credit losses based on historical collection experiences and the current economic condition of specific customers. All accounts receivables have an original term of less than one year. Customer balances are written off after all collection efforts are exhausted. Estimated product returns, which have not been material, are deducted from sales at the time of revenue recognition. The Company does not charge interest on past due accounts receivable. Accounts receivable, less allowances was $16,643, $15,424 and $13,875, as of December 31, 2025, 2024, and 2023 respectively.

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

The Company records its investments in equity securities without a readily determinable fair value at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. In February 2025, the Company’s $1,800 equity investment in Simple Mills was liquidated as a result of the sale of Simple Mills. The Company received cash proceeds of $5,206 and recognized a gain on the sale of investment of $3,407 during 2025.

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

Advertising costs

Advertising costs are expensed as incurred and reported in Selling expense in the Company’s consolidated statements of operations. Total advertising expense was $9,837 and $5,447 for the years ended December 31, 2025 and 2024, respectively.

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

Adopted

In December 2023, the FASB issued ASU No. 2023-09: Income Taxes (Topic 740): Improvements to Income Tax Disclosures that requires entities to disclose additional information about federal, state, and foreign income taxes primarily related to the income tax rate reconciliation and income taxes paid. The new standard also eliminates certain existing disclosure requirements related to uncertain tax positions and unrecognized deferred tax liabilities. The new standard is effective for our fiscal year ending December 31, 2025, and our interim periods during the fiscal year ending December 31, 2026. The Company adopted the standard retrospectively during the fourth quarter of 2025. The guidance did not affect recognition or measurement in the Company’s consolidated financial statements. See Note 12 – Income Taxes for additional disclosures.

Note 3 – Inventories, net

	December 31,
	2025	2024
Ingredients	$4,141	$2,519
Packaging	3,452	2,855
Finished goods	4,297	3,304
Total inventories, net	$11,890	$8,678

Note 4 – Property, Plant and Equipment, net

	December 31,
	2025	2024
Land	$1,565	$1,565
Buildings and improvements	24,497	23,520
Machinery and equipment	43,433	38,181
Vehicles	477	477
Office equipment	694	758
Construction in process	19,803	2,163
	90,469	66,664
Less accumulated depreciation	(42,187)	(39,802)
Total property, plant and equipment, net	$48,282	$26,862

Note 5 – Goodwill and Intangible Assets

Goodwill

Goodwill consisted of the following:

Total
Balance at December 31, 2024
Goodwill	$12,948
Accumulated impairment losses	(1,244)
$11,704

Balance at December 31, 2025
Goodwill	$12,948
Accumulated impairment losses	(1,244)
$11,704

The Company performed an annual Step 1 impairment assessment for its single reporting unit as of December 31, 2025 and an annual Step 0 impairment assessment for its single reporting unit as of December 31, 2024, noting no impairment loss.

Approximately $1,664 of goodwill is deductible for income tax purposes.

Intangible Assets

The gross carrying amounts and accumulated amortization of intangible assets consisted of the following:

Schedule of other intangible assets
	December 31, 2025			December 31, 2024
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount

Recipes	$44	$(44)	$–	$44	$(44)	$–
Customer lists and other customer related intangibles	4,529	(4,529)	–	4,529	(4,529)	–
Customer relationship	3,385	(1,692)	1,693	3,385	(1,532)	1,853
Brand names	7,948	(3,823)	4,125	7,948	(3,443)	4,505
Formula	438	(438)	–	438	(438)	–
Total intangible assets, net	$16,344	$(10,526)	$5,818	$16,344	$(9,986)	$6,358

Estimated amortization expense on intangible assets for the next five years is as follows:

Year	Amortization
2026	$540
2027	$540
2028	$540
2029	$540
2030	$540

The weighted-average remaining amortization expense period for the customer relationship and brand name intangible assets is 10.6 and 10.9 years, respectively, as of December 31, 2025. The weighted-average remaining amortization expense period for total intangible assets is 10.8 years as of December 31, 2025.

Note 6 – Accrued Expenses

Accrued expenses consisted of the following:

	December 31,
	2025	2024
Payroll and incentive compensation	$4,386	$4,188
Real estate taxes	483	468
Accrued utilities	189	193
Current portion of operating lease liabilities	106	47
Other	249	207
Total accrued expenses	$5,413	$5,103

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

On December 29, 2025, the Company entered into the Sixth Modification to the Amended and Restated Loan and Security Agreement (the “Sixth Modification”) with its current lender. The Sixth Modification, provides for, among other things, (i) modification of the Fixed Charge Coverage Ratio only for the period from December 31, 2025 through June 30, 2027 to exclude the Waukesha, WI unfinanced capital expenditures attributable to plant optimization and manufacturing capacity expansion as approved by Lender, up to $50,000 (ii) modification of the Change of Control definition to reflect that specified changes to the Company’s board of directors do not constitute a Change of Control and (iii) extended the termination date of the Credit Agreement to February 5, 2029. The remaining material terms and conditions of the Credit Agreement remain substantially unchanged. The Company had no outstanding borrowings at the time of entry into the Sixth Modification.

As of December 31, 2025, the Company had $0 outstanding under the Revolving Credit Facility. The Company had $25,000 available for future borrowings under the Revolving Credit Facility as of December 31, 2025.

The Credit Agreement includes customary representations, warranties, and covenants, including financial covenants requiring the Company to maintain a fixed charge coverage ratio of no less than 1.25 to 1.00, and a maximum cash flow leverage ratio of no greater than 2.00 to 1.00 for each fiscal quarter commencing with the fiscal quarter ending March 31, 2025, in each of the fiscal quarters ending through the expiration date. The Credit Agreement provides for events of default, including failure to repay principal and interest when due and failure to perform or violation of the provisions or covenants of the agreement, as a result of which amounts due under the Credit Agreement may be accelerated. The loans and all other amounts due and owed under the Credit Agreement and related documents are secured by substantially all of the Company’s assets.

Lifeway was in compliance with the fixed charge coverage ratio and maximum cash flow leverage ratio covenants at December 31, 2025.

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

The Company does not record leases with an initial term of 12 months or less on the balance sheet. Expense for these short-term leases is recorded on a straight-line basis over the lease term. Total lease expense was $209 and $148 (including short term leases) for the years ended December 31, 2025 and 2024, respectively.

Future maturities of lease liabilities were as follows:

Year	Operating Leases
2026	$149
2027	141
2028	132
2029	85
2030	57
Thereafter	20
Total lease payments	584
Less: Interest	(118)
Present value of lease liabilities	$466

The weighted-average remaining lease term for its operating leases was 4.2 years as of December 31, 2025. The weighted average discount rate of its operating leases was 10.59% as of December 31, 2025. Cash paid for amounts included in the measurement of lease liabilities was $110 and $89 for the year ended December 31, 2025 and 2024, respectively.

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

Note 10 – Income taxes

The provision for income taxes consists of the following:

	For the Years Ended December 31,
	2025	2024
Current:
Federal	$4,333	$3,371
State and local	1,764	1,512
Total current	6,097	4,883
Deferred	(270)	61
Provision for income taxes	$5,827	$4,944

The following is a reconciliation of income tax expense computed at the U.S. federal statutory tax rate to income tax expense reported in the consolidated statement of operations:

	2025		2024
	Amount	Percentage	Amount	Percentage
Federal income tax at statutory rate	$4,137	21.0%	$2,933	21.0%
State and local income tax, net (a)	1,135	5.8%	737	5.3%
Section 162m	479	2.4%	1,074	7.7%
Stock based compensation	46	0.2%	167	1.2%
Other permanent differences	31	0.2%	29	0.2%
Change in tax laws or rates	(1)	0.0%	2	0.0%
Other	–	0.0%	2	0.0%
Provision for income taxes	$5,827	29.6%	$4,944	35.4%

(a)	State taxes in Illinois made up the majority (greater than 50 percent) of this category.

The income taxes paid (net of refunds) to a jurisdiction that represent greater than 5% of the total income taxes paid are as follows:

	December 31,
	2025	2024
Federal	$3,846	$4,151
State
Illinois	1,087	1,134
California	–	338
Other (individually below 5% of total income taxes paid)	655	364
	$5,588	$5,987

The tax effects of temporary differences giving rise to deferred income tax assets and liabilities were:

	December 31,
	2025	2024
Deferred tax liabilities attributable to:
Accumulated depreciation and amortization	$(4,196)	$(3,829)
Unrealized gains	–	(467)
Total deferred tax liabilities	(4,196)	(4,296)
Deferred tax assets attributable to:
Net operating losses	6	6
Unrealized loss	23	–
Accrued compensation	480	454
Incentive compensation	550	499
Inventory	349	279
Allowances for doubtful accounts and discounts	2	2
Other	(6)	(6)
Total net deferred tax assets	1,404	1,234
Net deferred tax liabilities	$(2,792)	$(3,062)

The following table details the Company’s tax attributes related to net operating losses for which it has recorded deferred tax assets.

Tax Attributes	Gross Amount	Net Amount	Expiration Years
State net operating losses	$116	$6	2035
		$6

Lifeway is subject to U.S. federal income tax as well as income tax in multiple state and city jurisdictions. With limited exceptions, Lifeway’s calendar year 2022 and subsequent federal and state tax years remain open by statute. As of December 31, 2025, the unrecognized tax benefit is $0.

The amount of interest and penalties recognized in the consolidated statements of operations was $0 during 2025 and 2024, respectively. The amount of accrued interest and penalties recognized in the consolidated balance sheets was $0 at December 31, 2025 and 2024, respectively.

On July 4, 2025, the One Big Beautiful Bill Act ("OBBBA") was signed into law, which includes a broad range of tax reform provisions that may affect the Company’s financial results. The OBBBA changes to corporate taxation include, but are not limited to, 100% bonus depreciation for purchases of qualified property, an elective deduction for domestic research and experimental expenditures, changes to the definition of adjusted taxable income for purposes of determining the interest deduction limitation under Internal Revenue Code Section 163(j), and a more favorable tax rate on Foreign-Derived Deduction Eligible Income and income from non-U.S. subsidiaries (Net CFC Tested Income). The OBBBA does not have a material impact on our estimated annual effective tax rate or cash flows in the current fiscal year.

Note 11 – Stock-based and Other Compensation

Employee Incentive and Non-Employee Director Plans

The Board of Directors adopted, and the Company’s stockholders approved, the “Lifeway Foods, Inc. 2022 Omnibus Incentive Plan” (the “Plan”). Under the Plan, the Compensation Committee may grant awards of various types of compensation, including nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units, cash-based awards and other stock-based awards to qualifying employees. The maximum number of shares authorized to be awarded under the Plan is 3.25 million. As of December 31, 2025, 2.61 million shares remain available to award under the Plan.

Lifeway stockholders approved the 2022 Non-Employee Director Equity and Deferred Compensation Plan (the “2022 Director Plan”), which authorizes the grant of restricted stock units. The maximum aggregate number of shares that may be issued under the 2022 Director Plan is 500 thousand. As of December 31, 2025, 382 thousand shares remain available to award under the 2022 Director Plan.

Total compensation expense related to stock-based payments and the related income tax benefit recognized in net income are as follows:

	Year Ended
	December 31,
	2025	2024
	(In Thousands)
Compensation expense related to stock-based payments	$1,947	$2,446
Related income tax benefit	$545	685

Stock Options

The following table summarizes stock option activity during the year ended December 31, 2025:

	Options	Weighted average exercise price	Weighted average remaining contractual life	Aggregate intrinsic value
	(In thousands)
Outstanding at December 31, 2024	30	$10.42	1.21	$426
Granted	–	–	–	–
Exercised	(3)	11.10	–	–
Forfeited	(14)	11.10	–	–
Outstanding at December 31, 2025	13	9.57	0.49	193
Exercisable at December 31, 2025	13	9.57	0.49	193

Restricted Stock Units

Restricted stock unit awards are granted to certain members of management and the Board of Directors. Restricted stock unit awards generally vest based on the passage of time in approximately three equal installments on each of the first three anniversaries of the grant date. Certain non-employee directors have elected to defer receipt of their awards until their departure from the Board of Directors.

The following table summarizes restricted stock unit activity during the year ended December 31, 2025.

	Restricted Stock Units	Weighted Average Grant Date Fair Value
	(In thousands)
Nonvested, at December 31, 2024	190	$8.77
Granted	36	24.21
Shares issued upon vesting	(42)	9.68
Forfeited	(13)	11.74
Nonvested, at December 31, 2025	171	11.55
Earned and deferred, at December 31, 2025	80	9.05

Unrecognized compensation expense related to nonvested restricted stock units was $785 as of December 31, 2025 and will be recognized over a weighted average period of 1.1 years. The grant date fair value of the awards is equal to the Company’s closing price on the grant date.

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

The following table summarizes performance unit activity during the year ended December 31, 2025.

	Performance Units	Weighted Average Grant Date Fair Value
	(In thousands)
Nonvested at December 31, 2024	306	$8.08
Granted (1)	91	13.45
Shares issued upon vesting	(174)	6.25
Forfeited	(24)	8.41
Nonvested at December 31, 2025	199	$12.10

(1)	Includes 55 thousand additional shares granted in connection with the vesting of the 2022 award in 2025 due to above-target performance in accordance with the terms of the award.

Unrecognized compensation expense related to nonvested performance units is estimated to be approximately $1,281 as of December 31, 2025 and are expected to be recognized over a weighted average period of 1.4 years. The grant date fair value of the awards is equal to the Company’s closing price on the grant date.

Retirement Benefits

Lifeway has a defined contribution plan which is available to substantially all full-time employees. Under the terms of the plan, the Company matches employee contributions under a prescribed formula. For the years ended December 31, 2025 and 2024 total contribution expense recognized in the consolidated statements of operations was $736 and $650, respectively.

Note 12 – Earnings Per Share

The following table summarizes the effects of the share-based compensation awards on the weighted average number of shares outstanding used in calculating diluted earnings per share:

	Year Ended
	December 31,
	2025	2024
	(In thousands)
Weighted average common shares outstanding	15,200	14,769
Assumed exercise/vesting of equity awards	339	361
Weighted average diluted common shares outstanding	15,539	15,130

Note 13 – Disaggregation of Revenue, Significant Customers, and Geographic Information

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

The Company’s product categories are:

•	Drinkable kefir, a cultured dairy product sold in a variety of organic and non-organic sizes, flavors, and types.
•	European-style soft cheeses, including farmer cheese, white cheese, and Sweet Kiss.
•	Cream and other, which primarily consists of cream, a byproduct of raw milk processing.
•	Drinkable yogurt, sold in a variety of sizes and flavors.
•	ProBugs, a line of kefir products designed for children.
•	Other dairy, which primarily consists of Fresh Made butter and sour cream.

Net sales of products by category were as follows for the years ended December 31:

	2025		2024
In thousands	$	%	$	%

Drinkable Kefir other than ProBugs	181,423	85%	153,493	82%
Cheese	16,571	8%	14,554	8%
Cream and other	8,693	4%	8,299	4%
Drinkable Yogurt	2,284	1%	5,619	3%
ProBugs Kefir	2,214	1%	3,421	2%
Other dairy	1,311	1%	1,434	1%
Net Sales	212,496	100%	186,820	100%

Significant Customers

Sales are predominately to companies in the retail food industry located within the United States. Two major customers accounted for a total of 24% and 25% of net sales for the years ended December 31, 2025 and 2024, respectively. Two major customers accounted for a total of 24% and 26% of accounts receivable as of December 31, 2025 and 2024, respectively.

Geographic Information

Net sales outside the of the United States represented less than 1% of total consolidated net sales in 2025 and 2024. Net sales are determined based on the destination where the products are shipped by Lifeway.

All the Company’s long-lived assets are in the United States.

Note 14 – Shareholder Rights Plan

On November 4, 2024, the Company adopted a Shareholder Rights Agreement (the “Rights Agreement”) and designated 40 shares of preferred stock as Series A Junior Participating Preferred Stock, none of which are issued or outstanding as of December 31, 2025. Pursuant to the Rights Agreement, the Company’s board of directors declared a dividend of one preferred share purchase right (each a “Right”) for each outstanding share of Company common stock to stockholders of record as of the close of business on November 18, 2024. Each Right entitles its holder, subject to the terms of the Rights Agreement, to purchase from the Company one one-thousandth of one share of Series A Junior Participating Preferred Stock, no par value, of the Company at an exercise price of $130.00 per Right, subject to adjustment. Rights will attach to any shares of Company common stock that become outstanding after November 18, 2024 and prior to the earlier of the Distribution Time (as defined in the Rights Agreement) and the redemption or expiration of the Rights, and in certain other circumstances described in the Rights Agreement.

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

Note 15 – Organic Milk Supply

To increase the supply of organic milk available to the Company for the manufacture of finished goods, the Company is purchasing mature dairy cows (or the “herd”) which will be managed by a third-party dairy facility (the “Dairy”), and entered into a supply and purchase agreement (“SPA”) with a COOP (the “COOP”) to purchase the milk produced by the herd. The Company purchased 799 mature dairy cows during 2025 for $2,870.

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

The herd agreement is treated as a sale of non-financial assets to a party that is not a customer. The Company will recognize a sale upon the delivery of each herd to the Dairy, with interest income recognized over the agreement period. The Company has recorded $635 in prepaid and other current assets and $2,235 in other assets as of December 31, 2025 related to the herd agreement with no recorded gain or loss on sale. The Company records the purchases of dairy cows as investing outflows, principal payments received as investing inflows and interest income as operating inflows on the statement of cash flows.

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

As of December 31, 2025 (the “Evaluation Date”), we conducted an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2025 in ensuring that information required to be disclosed by us under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified under the Exchange Act rules.

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

Management, including our Chief Executive Officer and our Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2025. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework (2013). Based on this assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2025.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.   OTHER INFORMATION

During the quarter ended December 31, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

3.	Exhibits.

No.	Description	Form	Period Ending	Exhibit	Filing Date

3.1	Articles of Incorporation, as amended and currently in effect	10-K	12/31/2013	3.2	4/2/2014

3.2	Certificate of Designations of Series A Junior Participating Preferred Stock of Lifeway Foods, Inc., effective as of November 4, 2024	10-Q	9/30/2024	3.1	11/14/2024

3.3	Second Amended and Restated Bylaws, as amended and currently in effect	Filed herewith

4.1	Description of Securities	Filed herewith

4.2	Shareholder Rights Agreement, dated as of November 4, 2024, by and between Lifeway Foods, Inc. and Computershare Trust Company, N.A., as rights agent	8-A		4.1	11/5/2024

4.3	Amendment No. 1 to Shareholder Rights Agreement, dated as of October 29, 2025, by and between the Company and Computershare Trust Company, N.A., as rights agent	8-A12B/A		4.2	10/29/25
4.4	Cooperation Agreement, dated as of September 30, 2025, by and between Lifeway Foods, Inc. and Danone North America PBC	8-K		4.1	10/1/2025

10.1**	Stockholders’ Agreement dated October 1, 1999 by and among Danone Foods, Inc., Lifeway Foods, Inc., Michael Smolyansky and certain other parties	8-K		10.11	10/12/1999

10.2**	Letter Agreement dated December 24, 1999 by and among Danone Foods, Inc., Lifeway Foods, Inc., Michael Smolyansky and certain other parties	8-K		10.12	1/12/2000

10.3	Amended and Restated Loan and Security Agreement dated as of May 7, 2018 among Lifeway Foods, Inc., Fresh Made, Inc., The Lifeway Kefir Shop, LLC, Lifeway Wisconsin, Inc., and CIBC Bank USA, as Lender.	8-K		10.1	5/11/2018

10.4	Employment Agreement by and between the Company and Amy Feldman, dated as of October 29, 2018	8-K		10.1	11/1/2018

10.5	Employment Agreement by and between the Company and Eric Hanson, dated as of January 18, 2019	8-K		10.1	1/23/2019

10.6	First Modification to Amended and Restated Loan and Security Agreement dated as of April 10, 2019 among Lifeway Foods, Inc., Fresh Made, Inc., The Lifeway Kefir Shop, LLC, Lifeway Wisconsin, Inc., and CIBC Bank USA, as Lender.	10-K	12/31/2018	10.10	4/15/2019

No.	Description	Form	Period Ending	Exhibit	Filing Date

10.7	Second Modification to Amended and Restated Loan and Security Agreement, effective as of December 10, 2019 by and among Lifeway Foods, Inc., Fresh Made, Inc., The Lifeway Kefir Shop, LLC, Lifeway Wisconsin, Inc., and CIBC Bank USA, as Lender.	8-K		10.1	12/10/2019

10.8	Third Modification to Amended and Restated Loan and Security Agreement dated as of September 30, 2020 among Lifeway Foods, Inc., Fresh Made, Inc., The Lifeway Kefir Shop, LLC, Lifeway Wisconsin, Inc., and CIBC Bank USA, as Lender.	10-Q	9/30/2020	10.1	10/6/2020

10.9	Fourth Modification to Amended and Restated Loan and Security Agreement, dated as of August 18, 2021, by and among Lifeway Foods, Inc., Fresh Made, Inc., The Lifeway Kefir Shop, LLC, Lifeway Wisconsin, Inc., and CIBC Bank USA, as Lender	8-K		10.1	8/20/2021

10.10	Fifth Modification to Amended and Restated Loan and Security Agreement, dated as of February 5, 2025, by and among Lifeway Foods, Inc., Fresh Made, Inc., Lifeway Wisconsin, Inc., and CIBC Bank USA, as Lender	8-K		10.1	2/7/2025

10.11	Sixth Modification to Amended and Restated Loan and Security Agreement dated as of December 29, 2025, by and among Lifeway Foods, Inc., Fresh Made, Inc., Lifeway Wisconsin, Inc. and CIBC Bank USA, as Lender	8-K		10.1	12/30/2025

10.12+	Lifeway Foods, Inc. Omnibus Incentive Plan	8-K		10.2	12/18/2015

10.13+	Notice of Restricted Stock Unit Award	8-K		10.3	12/18/2015

10.14+	Notice of Performance Unit Award	8-K		10.4	12/18/2015

10.15+	Notice of Restricted Stock Award	8-K		10.5	12/18/2015

10.16+	Notice of Non-Qualified Stock Option Award	8-K		10.6	12/18/2015

10.17+	Lifeway Foods, Inc. 2022 Omnibus Incentive Plan	8-K		10.1	9/2/2022

10.18+	Form of Notice of Restricted Stock Unit Award under the Lifeway Foods, Inc. 2022 Omnibus Incentive Plan	10-Q	9/30/2022	10.7	11/14/2022

10.19+	Form of Notice of Performance-Based Restricted Stock Unit Award under the 2022 Omnibus Incentive Plan	10-Q	9/30/2022	10.8	11/14/2022

10.20+	Form of Notice of Deferred Time-Vested Cash Award	8-K		10.1	3/11/2026

10.21+	Form of Notice of Deferred Performance Based Cash Award	8-K		10.2	3/11/2026

No.	Description	Form	Period Ending	Exhibit	Filing Date

10.22+	Lifeway Foods, Inc. 2022 2022 Non-Employee Director Equity and Deferred Compensation Plan	8-K		10.2	9/2/2022

10.23+	Form of Notice of Restricted Stock Unit Award under the Lifeway Foods, Inc. 2022 Non-Employee Director Equity and Deferred Compensation Plan	10-Q	9/30/2022	10.6	11/14/2022

10.24+	First Amendment to the 2022 Non-Employee Director Equity and Deferred Compensation Plan	10-Q	6/30/2024	10.1	8/13/2024

10.25+	Restricted Stock Unit Award Agreement, dated as of April 27, 2022, by and between the Company and Jason Scher	10-K	12/31/2022	10.29	3/27/2023

10.26+	Amended and Restated Employment Agreement, dated as of December 23, 2024, by and between the Company and Julie Smolyansky	8-K		10.1	12/23/2024

10.27+	Retention Bonus Agreement, dated as of December 23, 2025, by and between the Company and Julie Smolyansky	8-K		10.2	12/23/2024

10.28	Separation Agreement dated as of June 16, 2025, between Lifeway Foods, Inc. and Amy Feldman.	8-K		10.1	6/23/2025

19.1	Lifeway Foods, Inc. Policy on Insider Trading	10-K	12/31/24	19.1	3/14/2025

21	List of Subsidiaries of the Registrant	Filed Herewith

23.1	Consent of Grant Thornton LLP	Filed Herewith

24.1	Power of Attorney (incorporated by reference to the signature page of this Annual Report on Form 10-K)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Julie Smolyansky

31.2	Rule 13a-14(a)/15d-14(a) Certification of Eric Hanson

32.1*	Section 1350 Certification of Julie Smolyansky

32.2*	Section 1350 Certification of Eric Hanson

97	Lifeway Foods, Inc. Incentive Compensation Clawback Policy	10-K	12/31/24	97	3/14/2025

101*	The following financial statements from the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, formatted in inline XBRL, include: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Stockholders’ Equity, (iv) Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements.

__________________

+	Indicates a management contract or compensatory plan or arrangement.
*	This exhibit is furnished and not deemed filed with the Securities and Exchange Commission, and is not incorporated by reference into any filing of Lifeway Foods, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of filing this Form 10-K and irrespective of any general incorporation language contained in such filing.
**	The Company believes this agreement is null and void but has included it in this Exhibit List for completeness.

ITEM 16.    FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIFEWAY FOODS, INC.

Date: March 17, 2026	By:	/s/ Julie Smolyansky
Julie Smolyansky
Chief Executive Officer, President, and Director

Date: March 17, 2026	By:	/s/ Eric Hanson
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

Date: March 17, 2026	/s/ Julie Smolyansky
Julie Smolyansky
Chief Executive Officer, President, and Director
(Principal Executive Officer)

Date: March 17, 2026	/s/ Eric Hanson
Eric Hanson
Chief Financial & Accounting Officer
(Principal Financial & Accounting Officer)

Date: March 17, 2026	/s/ Kirk Chartier
Kirk Chartier
Director

Date: March 17, 2026	/s/ Juan Carlos Dalto
Juan Carlos Dalto
Director

Date: March 17, 2026	/s/ Rachel Drori
Rachel Drori
Director

Date: March 17, 2026	/s/ Andee Harris
Andee Harris
Director

Date: March 17, 2026	/s/ Susan Hultquist
Susan Hultquist
Director

Date: March 17, 2026	/s/ Dorri McWhorter
Dorri McWhorter
Director

Date: March 17, 2026	/s/ Jason Scher
Jason Scher
Director

