Form 10-Q
period 2026-03-31
Lifeway Foods, Inc.
filed 2026-05-14
CIK 814586

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒       QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2026

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

Number of shares of Common Stock, no par value, outstanding as of May 8, 2026: 15,281,888.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

LIFEWAY FOODS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

March 31, 2026 and December 31, 2025

(In thousands)

	March 31, 2026	December 31,
	(Unaudited)	2025
Current assets
Cash and cash equivalents	$5,604	$5,571
Accounts receivable, net of allowance for credit losses and discounts & allowances of $2,530 and $1,730 at March 31, 2026 and December 31, 2025, respectively	22,985	16,643
Inventories, net	11,452	11,890
Prepaid expenses and other current assets	2,588	2,627
Refundable income taxes	41	325
Total current assets	42,670	37,056

Property, plant and equipment, net	57,844	48,282
Operating lease right-of-use asset	553	465
Goodwill	11,704	11,704
Intangible assets, net	5,683	5,818
Other assets	2,051	2,285
Total assets	$120,505	$105,610

Current liabilities
Accounts payable	$13,845	$11,008
Accrued expenses	4,589	5,413
Accrued income taxes	1,518	218
Total current liabilities	19,952	16,639

Line of credit	6,939	–
Operating lease liabilities	426	360
Deferred income taxes, net	2,792	2,792
Other long-term liabilities	74	–
Total liabilities	30,183	19,791

Commitments and contingencies (Note 9)	–	–

Stockholders’ equity
Preferred stock, no par value; 2,500 shares authorized; none issued	–	–
Common stock, no par value; 40,000 shares authorized; 17,274 shares issued; 15,282 and 15,232 outstanding at March 31, 2026 and December 31, 2025, respectively	6,509	6,509
Treasury stock, at cost	(12,889)	(13,214)
Paid-in capital	3,347	3,843
Retained earnings	93,355	88,681
Total stockholders’ equity	90,322	85,819

Total liabilities and stockholders’ equity	$120,505	$105,610

See accompanying notes to consolidated financial statements

LIFEWAY FOODS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

For the three months ended March 31, 2026 and 2025

(Unaudited)

(In thousands, except per share data)

	2026	2025

Net Sales	$63,012	$46,091

Cost of goods sold	44,741	34,254
Depreciation expense	920	802
Total cost of goods sold	45,661	35,056

Gross profit	17,351	11,035

Selling expense	6,188	4,698
General and administrative expense	4,703	4,628
Amortization expense	135	135
Total operating expenses	11,026	9,461

Income from operations	6,325	1,574

Other income (expense):
Interest expense	(68)	(14)
Gain on sales of investments	–	3,352
Other income (expense), net	–	54
Total other (expense) income	(68)	3,392

Income before provision for income taxes	6,257	4,966

Provision for income taxes	1,583	1,426

Net income	$4,674	$3,540

Net earnings per common share:
Basic	$0.31	$0.23
Diluted	$0.30	$0.23

Weighted average common shares outstanding:
Basic	15,257	15,134
Diluted	15,559	15,333

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

LIFEWAY FOODS, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

(Unaudited)

(In thousands)

	Common Stock
	Issued		In treasury		Paid-In	Retained	Total
	Shares	$	Shares	$	Capital	Earnings	Equity
Balance, January 1, 2026	17,274	$6,509	(2,042)	$(13,214)	$3,843	$88,681	$85,819

Issuance of common Stock	–	–	50	325	(761)	–	(436)

Equity award settled in cash	–	–	–	–	(283)	–	(283)

Stock-based compensation	–	–	–	–	548	–	548

Net income	–	–	–	–	–	4,674	4,674

Balance, March 31, 2026	17,274	$6,509	(1,992)	$(12,889)	$3,347	$93,355	$90,322

See accompanying notes to consolidated financial statements

LIFEWAY FOODS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Three months ended March 31,
	2026	2025
Cash flows from operating activities:
Net income	$4,674	$3,540
Adjustments to reconcile net income to operating cash flow:
Depreciation and amortization	1,055	937
Stock-based compensation	548	326
Non-cash interest expense	5	3
Bad debt expense	87	–
Gain on sale of investments	–	(3,352)
Fair value loss on investment	–	20
(Increase) decrease in operating assets:
Accounts receivable	(6,429)	(1,259)
Inventories	438	(563)
Prepaid expenses and other current assets	228	136
Refundable income taxes	283	631
Increase (decrease) in operating liabilities:
Accounts payable	3,397	1,401
Accrued expenses	(1,282)	(2,765)
Accrued income taxes	1,300	795
Other long-term liabilities	74	–
Net cash provided by (used in) operating activities	4,378	(150)

Cash flows from investing activities:
Purchases of property and equipment	(11,041)	(2,219)
Proceeds from sale of investments	–	5,152
Net cash (used in) provided by investing activities	(11,041)	2,933

Cash flows from financing activities:
Borrowings under line of credit	8,000	–
Repayments under line of credit	(1,000)	–
Payment of deferred financing costs	(21)	(65)
Equity award settled in cash	(283)	–
Net cash provided by (used in) financing activities	6,696	(65)

Net increase in cash and cash equivalents	33	2,718

Cash and cash equivalents at the beginning of the period	5,571	16,728

Cash and cash equivalents at the end of the period	$5,604	$19,446

Supplemental cash flow information:
Cash paid for income taxes, net of (refunds)	$–	$–
Cash paid for interest	$45	$11

Non-cash investing activities
Accrued purchase of property and equipment	$216	$239
Right-of-use assets obtained in exchange for lease obligations	$119	$8

See accompanying notes to consolidated financial statements

LIFEWAY FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data)

Note 1 – Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. (“U.S. GAAP”) for interim financial information, and do not include certain information and footnote disclosures required for complete, audited financial statements. In the opinion of management, these statements include all adjustments necessary for a fair presentation of the results of all interim periods reported herein. The consolidated financial statements and related notes should be read in conjunction with the consolidated financial statements and related notes included in the Annual Report on Form 10-K for the fiscal year ended December 31, 2025. Results of operations for any interim period are not necessarily indicative of future or annual results.

Principles of consolidation

The consolidated financial statements include the accounts of Lifeway Foods, Inc. and all its wholly owned subsidiaries (collectively “Lifeway” or the “Company”). All significant intercompany accounts and transactions have been eliminated.

Note 2 – Summary of Significant Accounting Policies

Our significant accounting policies, which are summarized in detail in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, have not materially changed. The following is a description of certain of our significant accounting policies.

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

Advertising and promotional costs

Advertising costs are expensed as incurred and reported in Selling expense in the Company’s consolidated statement of operations. Total advertising expense was $3,375 and $2,136 for the three months ended March 31, 2026 and 2025, respectively.

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

Note 3 – Inventories, net

	March 31, 2026	December 31, 2025
Ingredients	$3,816	$4,141
Packaging	3,172	3,452
Finished goods	4,464	4,297
Total inventories, net	$11,452	$11,890

Note 4 – Property, Plant and Equipment, net

	March 31, 2026	December 31, 2025
Land	$1,565	$1,565
Buildings and improvements	24,508	24,497
Machinery and equipment	43,675	43,433
Vehicles	477	477
Office equipment	694	694
Construction in process	30,031	19,803
	100,950	90,469
Less accumulated depreciation	(43,106)	(42,187)
Total property, plant and equipment, net	$57,844	$48,282

Note 5 – Goodwill and Intangible Assets

Goodwill

Goodwill consisted of the following:

Total
Balance at December 31, 2025
Goodwill	$12,948
Accumulated impairment losses	(1,244)
$11,704

Balance at March 31, 2026
Goodwill	$12,948
Accumulated impairment losses	(1,244)
$11,704

Intangible Assets

Other intangible assets, net consisted of the following:

	March 31, 2026			December 31, 2025
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount

Recipes	$44	$(44)	$–	$44	$(44)	$–
Customer lists and other customer related intangibles	4,529	(4,529)	–	4,529	(4,529)	–
Customer relationships	3,385	(1,732)	1,653	3,385	(1,692)	1,693
Brand names	7,948	(3,918)	4,030	7,948	(3,823)	4,125
Formula	438	(438)	–	438	(438)	–
Total intangible assets, net	$16,344	$(10,661)	$5,683	$16,344	$(10,526)	$5,818

Estimated amortization expense on intangible assets for the next five years is as follows:

Year	Amortization
Nine months ended December 31, 2026	$405
2027	$540
2028	$540
2029	$540
2030	$540

The weighted-average remaining amortization expense period for the customer relationship and brand name intangible assets is 10.3 and 10.6 years, respectively, as of March 31, 2026. The weighted-average remaining amortization expense period for total intangible assets is 10.5 years as of March 31, 2026.

Note 6 – Accrued Expenses

Accrued expenses consisted of the following:

	March 31, 2026	December 31, 2025
Payroll and incentive compensation	$3,416	$4,386
Real estate taxes	372	483
Utilities	239	189
Current portion of operating lease liabilities	127	106
Other	435	249
Total accrued expenses	$4,589	$5,413

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

As of March 31, 2026, the Company had $7,000 outstanding under the Revolving Credit Facility. The Company had $18,000 available for future borrowings under the Revolving Credit Facility as of March 31, 2026. Lifeway’s interest rate on debt outstanding under the Revolving Credit Facility as of March 31, 2026 was 5.54%.

Lifeway was in compliance with the fixed charge coverage ratio and maximum cash flow leverage ratio covenants at March 31, 2026.

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

The Company does not record leases with an initial term of 12 months or less on the balance sheet. Expense for these short-term leases is recorded on a straight-line basis over the lease term. Total lease expense was $62 and $37 (including short term leases) for the three months ended March 31, 2026 and 2025, respectively.

Future maturities of lease liabilities were as follows:

Year	Operating Leases
Nine months ended December 31, 2026	$132
2027	169
2028	153
2029	106
2030	78
Thereafter	41
Total lease payments	679
Less: Interest	(126)
Present value of lease liabilities	$553

The weighted-average remaining lease term for its operating leases was 4.3 years as of March 31, 2026. The weighted average discount rate of its operating leases was 9.70% as of March 31, 2026. Cash paid for amounts included in the measurement of lease liabilities was $45 and $19 for the three months ended March 31, 2026 and 2025, respectively.

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

Note 10 – Income taxes

Income taxes were recognized at effective rates of 25.3% and 28.7% for the three months ended March 31, 2026 and 2025, respectively. The change in the Company’s effective tax rate is primarily driven by the increase in pre-tax book income and changes in the amount of non-deductible officer compensation and non-deductible stock-based compensation expense.

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

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was signed into law, which includes a broad range of tax reform provisions that may affect the Company’s financial results. The OBBBA changes to corporate taxation include, but are not limited to, 100% bonus depreciation for purchases of qualified property, an elective deduction for domestic research and experimental expenditures, changes to the definition of adjusted taxable income for purposes of determining the interest deduction limitation under Internal Revenue Code Section 163(j), and a more favorable tax rate on Foreign-Derived Deduction Eligible Income and income from non-U.S. subsidiaries (Net CFC Tested Income). The OBBBA does not have a material impact on our estimated annual effective tax rate. Management is assessing the impact on cash flows for the current fiscal year.

Note 11 – Stock-based and Other Compensation

Employee Incentive and Non-Employee Director Plans

The Board of Directors adopted, and the Company’s stockholders approved, the “Lifeway Foods, Inc. 2022 Omnibus Incentive Plan” (the “Plan”). Under the Plan, the Compensation Committee may grant awards of various types of compensation, including nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units, cash-based awards and other stock-based awards to qualifying employees. The maximum number of shares authorized to be awarded under the Plan is 3.25 million. As of March 31, 2026, 2.57 million shares remain available to award under the Plan.

Lifeway stockholders approved the 2022 Non-Employee Director Equity and Deferred Compensation Plan (the “2022 Director Plan”), which authorizes the grant of restricted stock units. The maximum aggregate number of shares that may be issued under the 2022 Director Plan is 500 thousand. As of March 31, 2026, 379 thousand shares remain available to award under the 2022 Director Plan.

Total compensation expense related to stock-based payments and the related income tax benefit recognized in net income are as follows:

	Three Months Ended
	March 31,
	2026	2025
	(In Thousands)
Compensation expense related to stock-based payments	$548	$326
Related income tax benefit	154	91

Stock Options

The following table summarizes stock option activity during the three months ended March 31, 2026:

	Options	Weighted average exercise price	Weighted average remaining contractual life	Aggregate intrinsic value
	(In thousands)
Outstanding at December 31, 2025	13	$9.57	0.49	$193
Granted	–	–	–	–
Exercised	–	–	–	–
Forfeited	–	–	–	–
Outstanding at March 31, 2026	13	$9.57	0.24	$128
Exercisable at March 31, 2026	13	$9.57	0.24	$128

Restricted Stock Units

Restricted stock unit awards generally vest in approximately three equal installments on each yearly anniversary of the grant date. Certain non-employee directors have elected to defer receipt of their awards until their departure from the Board of Directors.

The following table summarizes restricted stock unit activity during the three months ended March 31, 2026.

	Restricted Stock Units	Weighted Average Grant Date Fair Value
	(In thousands)
Nonvested, at December 31, 2025	171	$11.55
Granted	9	21.50
Shares issued upon vesting	(23)	10.22
Shares settled in cash	(13)	6.25
Forfeited	–	–
Nonvested, at March 31, 2026	144	$12.90
Earned and deferred at March 31, 2026	90	$9.44

Unrecognized compensation expense related to nonvested restricted stock units was $759 as of March 31, 2026 and will be recognized over a weighted average period of 1.1 years. The grant date fair value of the awards is equal to the Company’s closing price on the grant date.

Performance Units

Performance unit awards are granted to certain members of management. These awards include both service and performance conditions.

For performance unit awards granted in fiscal years 2024 through 2026, performance goals are established upfront and are measured over a cumulative three-year measurement period. The performance goals are 1) 3-year cumulative net revenue, and 2) 3-year cumulative adjusted EBITDA. The target number of performance unit awards are weighted 50% on net revenue and 50% on adjusted EBITDA. Participants may earn more or less than the target number of units, and are bound by minimum and maximum thresholds of net revenue and adjusted EBITDA. The PSU awards will be earned and will vest, if at all, after the end of the three-year measurement period. These awards will be converted to stock upon vesting.

The following table summarizes performance unit activity during the three months ended March 31, 2026.

	Performance Units	Weighted Average Grant Date Fair Value
	(In thousands)
Nonvested, at December 31, 2025	199	$12.10
Granted (1)	70	10.78
Shares issued upon vesting	(47)	6.88
Forfeited	–	–
Nonvested, at March 31, 2026	222	12.79

(1)	Includes 51 thousand additional shares granted in connection with the vesting of the 2023 award in 2026 due to above-target performance in accordance with the terms of the award.

Unrecognized compensation expense related to nonvested performance units is estimated to be approximately $1,627 as of March 31, 2026 and are expected to be recognized over a weighted average period of 1.4 years. The grant date fair value of the awards is equal to the Company’s closing price on the grant date.

Deferred Time-Vested and Performance-Based Cash Awards

On March 6, 2026, the Company granted deferred cash awards, consisting of time-vested and performance-based awards, to the Chief Executive Officer and Chief of Staff. These awards were issued as part of the Company’s fiscal-year 2026 long-term incentive program, structured as cash awards to comply with the Company’s contractual obligations prohibiting the issuance of equity to the Chief Executive Officer and certain of her affiliates.

The deferred time-vested cash awards vest in approximately three equal installments on each yearly anniversary of the grant date.

The deferred performance-based cash award performance goals are established upfront and are measured over a cumulative three-year measurement period. The performance goals are 1) 3-year cumulative net revenue, and 2) 3-year cumulative adjusted EBITDA. The target cash awards are weighted 50% on net revenue and 50% on adjusted EBITDA. Participants may earn more or less than the target cash award, and are bound by minimum and maximum thresholds of net revenue and adjusted EBITDA. The deferred performance-based cash awards will be earned and will vest, if at all, after the end of the three-year measurement period.

Retirement Benefits

Lifeway has a defined contribution plan which is available to substantially all full-time employees. Under the terms of the plan, the Company matches employee contributions under a prescribed formula. For the three months ended March 31, 2026 and 2025, total contribution expense recognized in the consolidated statements of operations was $251 and $261, respectively.

Note 12 - Earnings Per Share

The following table summarizes the effects of the share-based compensation awards on the weighted average number of shares outstanding used in calculating diluted earnings per share:

	Three Months Ended
	March 31,
	2026	2025
	(In Thousands)
Weighted average common shares outstanding	15,257	15,134
Assumed exercise/vesting of equity awards	302	199
Weighted average diluted common shares outstanding	15,559	15,333

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

The Company’s product categories are:

•	Drinkable kefir, a cultured dairy product sold in a variety of organic and non-organic sizes, flavors, and types.
•	European-style soft cheeses, including farmer cheese, white cheese, and Sweet Kiss.
•	Cream and other, which primarily consists of cream, a byproduct of raw milk processing.
•	Drinkable yogurt, sold in a variety of sizes and flavors.
•	ProBugs, a line of kefir products designed for children.
•	Other dairy, which primarily consists of Fresh Made butter and sour cream.

Net sales of products by category were as follows for the three months ended March 31:

	2026		2025
In thousands	$	%	$	%

Drinkable Kefir other than ProBugs	55,090	87%	38,050	83%
Cheese	4,684	7%	3,812	8%
Cream and other	2,049	3%	2,459	5%
Drinkable Yogurt	584	1%	634	1%
ProBugs Kefir	325	1%	746	2%
Other dairy	280	1%	390	1%
Net Sales	63,012	100%	46,091	100%

Significant Customers

Sales are predominately to companies in the retail food industry located within the United States. Two major customers accounted for a total of 26% and 24% of net sales for the three months ended March 31, 2026 and 2025, respectively.

Geographic Information

Net sales outside the of the United States represented less than 1% of total consolidated net sales for the three months ended March 31, 2026 and 2025. Net sales are determined based on the destination where the products are shipped by Lifeway.

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

Note 15 – Organic Milk Supply

To increase the supply of organic milk available to the Company for the manufacture of finished goods, the Company purchased mature dairy cows (or the “herd”) which will be managed by a third-party dairy facility (the “Dairy”), and entered into a supply and purchase agreement (“SPA”) with a COOP (the “COOP”) to purchase the milk produced by the herd. The Company purchased 799 mature dairy cows during 2025 for $2,870.

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

The herd agreement is treated as a sale of non-financial assets to a party that is not a customer. The Company will recognize a sale upon the delivery of each herd to the Dairy, with interest income recognized over the agreement period. The Company has recorded $824 in prepaid and other current assets and $2,046 in other assets as of March 31, 2026 related to the herd agreement with no recorded gain or loss on sale. The Company records the purchases of dairy cows as investing outflows, principal payments received as investing inflows and interest income as operating inflows on the statement of cash flows.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) in this Form 10-Q is provided as a supplement to, and should be read in conjunction with, our audited consolidated financial statements, the accompanying notes, and the MD&A included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 (the “Form 10-K”). Unless otherwise specified, any description of “our”, “we”, and “us” in this MD&A refer to Lifeway Foods, Inc. (“Lifeway”) and our wholly-owned subsidiaries.

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

Forward looking statements are based on management’s beliefs, assumptions, estimates and observations of future events based on information available to our management at the time the statements are made and include any statements that do not relate to any historical or current fact. These statements are not guarantees of future performance and they involve certain risks, uncertainties and assumptions that are difficult to predict. Actual outcomes and results may differ materially from what is expressed, implied or forecast by our forward-looking statements due in part to the risks, uncertainties, and assumptions that include:

•	Changes in the pricing of commodities;
•	The actions and decisions of our competitors and customers, including those related to price competition;
•	Our ability to successfully implement our business strategy;
•	The effects of government regulation;
•	Disruptions to our supply chain, or our manufacturing and distribution capabilities, including those due to cybersecurity threats;
•	Adverse economic conditions in the United States, our primary market, or any of the other jurisdictions in which we conduct significant business in the future, and resultant changes in consumer spending; and
•	Such other factors as discussed throughout Part I, Item 1 “Business”; Part I, Item 1A “Risk Factors”; and Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2025 , Part II, Item 1A of this Form 10-Q and that are described from time to time in our other periodic reports filed with the SEC.

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

Business Trends

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

Results of Operations

Three Months Ended March 31, 2026 Compared to Three Months Ended March 31, 2025

The following table presents certain information concerning our financial results, including information presented as a percentage of consolidated net sales:

	Three Months Ended March 31,
	2026			2025
	$	%		$	%
Net sales	63,012	100.0%		46,091	100.0%

Cost of goods sold	44,741	71.0%		34,254	74.3%
Depreciation expense	920	1.5%		802	1.7%
Total cost of goods sold	45,661	72.5%		35,056	76.0%

Gross profit	17,351	27.5%		11,035	24.0%

Selling expenses	6,188	9.8%		4,698	10.2%
General & administrative expense	4,703	7.5%		4,628	10.0%
Amortization expense	135	0.2%		135	0.3%
Total operating expenses	11,026	17.5%		9,461	20.5%

Income from operations	6,325	10.0%		1,574	3.5%

Other income (expense):
Interest expense	(68)	(0.1%	)	(14)	0.0%
Gain on sales of investments	–	0.0%		3,352	7.3%
Other income (expense), net	–	0.0%		54	0.1%
Total other income (expense)	(68)	(0.1%	)	3,392	7.4%

Income before provision for income taxes	6,257	9.9%		4,966	10.9%

Provision for income taxes	1,583	2.5%		1,426	3.1%

Net income	4,674	7.4%		3,540	7.8%

Net Sales

Net sales were at $63,012 for the three-month period ended March 31, 2026, an increase of $16,921 or 36.7% versus prior year. The net sales increase was primarily driven by higher volumes of our branded drinkable kefir.

Gross Profit

Gross profit as a percentage of net sales was 27.5% and 24.0% in the three-month period ended March 31, 2026 and 2025, respectively. The increase versus the prior year was driven by the favorable impact of milk pricing and manufacturing efficiencies resulting from increased production volumes.

Selling Expenses

Selling expenses increased by $1,490 to $6,188 during the three-month period ended March 31, 2026 from $4,698 during the same period in 2025. The increase is primarily a result of our continued investments in marketing activities to drive brand awareness and sales volumes. Selling expenses as a percentage of net sales decreased to 9.8% in the three-month period ended March 31, 2026 from 10.2% during the same period in 2025.

General and Administrative Expenses

General and administrative expenses increased $75 to $4,703 during the three-month period ended March 31, 2026 from $4,628 during the same period in 2025. General and administrative expenses as a percentage of net sales decreased to 7.5% in the three-month period ended March 31, 2026 from 10.0% during the same period in 2025. During the first quarter of 2025, the Company incurred approximately $985 of legal and professional fees associated with Danone’s unsolicited purchase proposal and non-routine stockholder action.

Provision for Income Taxes

Income taxes were recognized at effective rates of 25.3% and 28.7% for the three months ended March 31, 2026 and 2025, respectively. The change in the Company’s effective tax rate is primarily driven by the increase in pre-tax book income and changes in the amount of non-deductible officer compensation and non-deductible stock-based compensation expense.

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

If additional borrowings are needed, $18,000 was available under the Revolving Credit Facility as of March 31, 2026 (see Note 7, Debt).

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

Cash Flow

The following table is derived from our Consolidated Statement of Cash Flows:

	Three months Ended March 31,
Net Cash Flows Provided By (Used In):	2026	2025
Operating activities	$4,378	$(150)
Investing activities	$(11,041)	$2,933
Financing activities	$6,696	$(65)

Operating Activities

Net cash provided by operating activities was $4,378 during the three-month period ended March 31, 2026 compared to net cash used in operating activities of $150 in the same period in 2025. The increase was primarily due increased cash earnings, partially offset by the change in working capital.

Investing Activities

Net cash used in investing activities was $11,041 during the three-month period ended March 31, 2026 compared to net cash provided by investing activities of $2,933 in the same period in 2025.

The increase in purchases of property and equipment is primarily driven by the expansion of manufacturing capacity and modernization of our Waukesha, Wisconsin facility. This project will enable Lifeway to meet increasing sales demand and will double the facility’s manufacturing capacity and improve packaging efficiency, as well as other operational improvements. The Company currently estimates investing approximately $48,500. As of March 31, 2026, $31,267 is included on the consolidated balance sheet in property, plant and equipment, with $3,691 in-service and recorded in machinery and equipment and $27,576 recorded in construction in process. The cumulative cash paid for this project is $31,267 as of March 31, 2026. The project will be funded primarily through cash on-hand and cash flow from operations, with further requirements available under the Company’s revolving credit facility. The project is expected to be completed during the fourth fiscal quarter of 2026.

The Company received cash proceeds of $5,152 in the first quarter of 2025 from the sale of our Simple Mills investment.

Our capital spending is focused on three core areas: growth, cost reduction, and facility improvements. Growth capital spending supports capacity expansion and new product innovation and enhancements. Cost reduction and facility improvements support manufacturing efficiency, safety, and productivity. We continue to make capital expenditures primarily to modernize manufacturing facilities and support productivity initiatives.

Financing Activities

Net cash provided by financing activities was $6,696 and net cash used in financing activities was $65 during the three-month period ended March 31, 2026 and 2025, respectively. The cash provided by during 2026 primarily represents the line of credit borrowing in connection with the Waukesha Wisconsin facility expansion and modernization project. During the first quarter of 2026, to comply with the Company’s contractual obligations prohibiting the Company from issuing equity to the Chief Executive Officer and certain of her affiliates, the Company settled previously vested restricted stock units held by the Chief Executive Officer in cash. The cash used in 2025 represented credit agreement amendment expenses incurred during the first quarter.

Debt Obligations

As of March 31, 2026, the Company had $7,000 outstanding under the Revolving Credit Facility. The Company had $18,000 available for future borrowings under the Revolving Credit Facility as of March 31, 2026.

All outstanding amounts under the revolving line of credit bear interest at the Secured Overnight Financing Rate (“SOFR”), plus 1.75% (5.54% as of March 31, 2026). Interest is payable monthly in arrears. Lifeway is also required to pay a quarterly unused line fee of 0.25% on the Revolving Credit Facility, and in conjunction with the issuance of any letters of credit, a letter of credit fee of 1.00%.

The Credit Agreement includes customary representations, warranties, and covenants, including financial covenants requiring the Company to maintain a fixed charge coverage ratio of no less than 1.25 to 1.00, and a maximum cash flow leverage ratio of no greater than 2.00 to 1.00.

The Company is in compliance with all applicable financial debt covenants as of March 31, 2026. See Note 7 to our Consolidated Financial Statements for additional information regarding our indebtedness and related agreements.

Recent Accounting Pronouncements

Information regarding recent accounting pronouncements is provided in Note 2 – Summary of Significant Accounting Policies.

Critical Accounting Policies and Estimates

A description of the Company’s critical accounting policies and estimates is contained in its Annual Report on Form 10-K for the year ended December 31, 2025. There were no material changes to the Company’s critical accounting policies and estimates in the three months ended March 31, 2026.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

The Company has established disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (“SEC”), and such information is accumulated and communicated to management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure. Management, together with our CEO and CFO, evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2026. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of March 31, 2026.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the quarter ended March 31, 2026 that has materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

Information regarding legal proceedings is available in Note 9, Commitment and Contingencies.

ITEM 1A. RISK FACTORS.

There have been no material changes from the risk factors disclosed in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 5. OTHER INFORMATION.

During the quarter ended March 31, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

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

LIFEWAY FOODS, INC.

Date: May 14, 2026	By:	/s/ Julie Smolyansky
Julie Smolyansky
Chief Executive Officer, President, and Director
(Principal Executive Officer)

Date: May 14, 2026	By:	/s/ Eric Hanson
Eric Hanson
Chief Financial & Accounting Officer
(Principal Financial and Accounting Officer)

