Form 10-Q
period 2026-06-30
Lifeway Foods, Inc.
filed 2026-08-13
CIK 814586

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒       QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2026

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

Number of shares of Common Stock, no par value, outstanding as of August 7, 2026: 15,106,747.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

LIFEWAY FOODS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

June 30, 2026 and December 31, 2025

(In thousands)

	June 30, 2026	December 31,
	(Unaudited)	2025
Current assets
Cash and cash equivalents	$7,087	$5,571
Accounts receivable, net of allowance for credit losses and discounts & allowances of $2,800 and $1,730 at June 30, 2026 and December 31, 2025, respectively	22,861	16,643
Inventories, net	13,987	11,890
Prepaid expenses and other current assets	2,526	2,627
Refundable income taxes	728	325
Total current assets	47,189	37,056

Property, plant and equipment, net	65,596	48,282
Operating lease right-of-use asset	521	465
Goodwill	11,704	11,704
Intangible assets, net	5,548	5,818
Other assets	1,841	2,285
Total assets	$132,399	$105,610

Current liabilities
Accounts payable	$17,483	$11,008
Accrued expenses	4,745	5,413
Accrued income taxes	304	218
Total current liabilities	22,532	16,639

Line of credit	21,945	–
Operating lease liabilities	393	360
Deferred income taxes, net	2,792	2,792
Other long-term liabilities	163	–
Total liabilities	47,825	19,791

Commitments and contingencies (Note 9)	–	–

Stockholders’ equity
Preferred stock, no par value; 2,500 shares authorized; none issued	–	–
Common stock, no par value; 40,000 shares authorized; 17,274 shares issued; 15,105 and 15,232 outstanding at June 30, 2026 and December 31, 2025, respectively	6,509	6,509
Treasury stock, at cost	(17,217)	(13,214)
Paid-in capital	1,800	3,843
Retained earnings	93,482	88,681
Total stockholders’ equity	84,574	85,819

Total liabilities and stockholders’ equity	$132,399	$105,610

See accompanying notes to consolidated financial statements

LIFEWAY FOODS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

For the three and six months ended June 30, 2026 and 2025

(Unaudited)

(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

Net sales	$66,893	$53,901	$129,905	$99,992

Cost of goods sold	52,859	37,669	97,600	71,923
Depreciation expense	1,008	832	1,928	1,634
Total cost of goods sold	53,867	38,501	99,528	73,557

Gross profit	13,026	15,400	30,377	26,435

Selling expense	7,634	4,718	13,822	9,416
General and administrative expense	4,657	4,752	9,360	9,380
Amortization expense	135	135	270	270
Total operating expenses	12,426	9,605	23,452	19,066

Income from operations	600	5,795	6,925	7,369

Other income (expense):
Interest expense	(215)	(21)	(283)	(35)
Fair Value Loss on investments	–	–	–	(20)
Gain on sale of investments	–	55	–	3,407
Other income (expense), net	22	82	22	156
Total other income (expense)	(193)	116	(261)	3,508

Income before provision for income taxes	407	5,911	6,664	10,877

Provision for income taxes	280	1,662	1,863	3,088

Net income	$127	$4,249	$4,801	$7,789

Net earnings per common share:
Basic	$0.01	$0.28	$0.32	$0.51
Diluted	$0.01	$0.28	$0.31	$0.51

Weighted average common shares outstanding:
Basic	15,161	15,206	15,209	15,170
Diluted	15,289	15,390	15,334	15,359

See accompanying notes to consolidated financial statements

LIFEWAY FOODS, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

(Unaudited)

(In thousands)

	Common Stock
	Issued		In treasury		Paid-In	Retained	Total
	Shares	$	Shares	$	Capital	Earnings	Equity
Balance, January 1, 2025	17,274	$6,509	(2,174)	$(14,052)	$4,632	$74,822	$71,911

Issuance of Common Stock	–	–	103	669	(2,278)	–	(1,609)

Stock-based compensation	–	–	–	–	326	–	326

Net income	–	–	–	–	–	3,540	3,540

Balance, March 31, 2025	17,274	$6,509	(2,071)	$(13,383)	$2,680	$78,362	$74,168

Issuance of common stock in connection with stock-based compensation	–	–	18	115	(437)	–	(322)

Stock-based compensation	–	–	–	–	601	–	601

Net income	–	–	–	–	–	4,249	4,249

Balance, June 30, 2025	17,274	$6,509	(2,053)	$(13,268)	$2,844	$82,611	$78,696

	Common Stock
	Issued		In treasury		Paid-In	Retained	Total
	Shares	$	Shares	$	Capital	Earnings	Equity
Balance, January 1, 2026	17,274	$6,509	(2,042)	$(13,214)	$3,843	$88,681	$85,819

Issuance of common Stock	–	–	50	325	(761)	–	(436)

Equity award settled in cash	–	–	–	–	(283)	–	(283)

Stock-based compensation	–	–	–	–	548	–	548

Net income	–	–	–	–	–	4,674	4,674

Balance, March 31, 2026	17,274	$6,509	(1,992)	$(12,889)	$3,347	$93,355	$90,322

Issuance of common Stock	–	–	77	609	(2,082)	–	(1,473)

Repurchase of common stock	–	–	(253)	(4,937)	–	–	(4,937)

Stock-based compensation	–	–	–	–	535	–	535

Net income	–	–	–	–	–	127	127

Balance, June 30, 2026	17,274	$6,509	(2,168)	$(17,217)	$1,800	$93,482	$84,574

See accompanying notes to consolidated financial statements

LIFEWAY FOODS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Six months ended June 30,
	2026	2025
Cash flows from operating activities:
Net income	$4,801	$7,789
Adjustments to reconcile net income to operating cash flow:
Depreciation and amortization	2,198	1,904
Stock-based compensation	1,083	927
Non-cash interest expense	11	9
Bad debt expense	87	–
Gain on sale of equipment	(19)	(115)
Gain on sale of investments	–	(3,407)
Fair value loss on investment	–	20
(Increase) decrease in operating assets:
Accounts receivable	(6,305)	(640)
Inventories	(2,097)	(1,546)
Prepaid expenses and other current assets	297	322
Refundable income taxes	(404)	631
Increase (decrease) in operating liabilities:
Accounts payable	6,739	500
Accrued expenses	(2,601)	(2,632)
Accrued income taxes	86	–
Other long-term liabilities	163	–
Net cash provided by operating activities	4,039	3,762

Cash flows from investing activities:
Purchases of property and equipment	(19,505)	(4,526)
Proceeds from sale of equipment	223	115
Proceeds from sale of investments	–	5,206
Net cash (used in) provided by investing activities	(19,282)	795

Cash flows from financing activities:
Purchase of treasury stock	(4,937)	–
Borrowings under line of credit	23,000	–
Repayments under line of credit	(1,000)	–
Payment of deferred financing costs	(21)	(65)
Equity award settled in cash	(283)	–
Net cash provided by (used in) financing activities	16,759	(65)

Net increase in cash and cash equivalents	1,516	4,492

Cash and cash equivalents at the beginning of the period	5,571	16,728

Cash and cash equivalents at the end of the period	$7,087	$21,220

Supplemental cash flow information:
Cash paid for income taxes, net of (refunds)	$2,180	$2,457
Cash paid for interest	$200	$26

Non-cash investing activities
Accrued purchase of property and equipment	$512	$1,083
Right-of-use assets obtained in exchange for lease obligations	$119	$196

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

Advertising and promotional costs

Advertising costs are expensed as incurred and reported in Selling expense in the Company’s consolidated statement of operations. Total advertising expense was $8,162 and $4,418 for the six months ended June 30, 2026 and 2025, respectively. Total advertising expense was $4,787 and $2,282 for the three months ended June 30, 2026 and 2025, respectively.

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

Note 3 – Inventories, net

	June 30, 2026	December 31, 2025
Ingredients	$4,299	$4,141
Packaging	4,324	3,452
Finished goods	5,364	4,297
Total inventories, net	$13,987	$11,890

Note 4 – Property, Plant and Equipment, net

	June 30, 2026	December 31, 2025
Land	$1,565	$1,565
Buildings and improvements	32,208	24,497
Machinery and equipment	43,778	43,433
Vehicles	477	477
Office equipment	639	694
Construction in process	30,903	19,803
	109,570	90,469
Less accumulated depreciation	(43,974)	(42,187)
Total property, plant and equipment, net	$65,596	$48,282

Note 5 – Goodwill and Intangible Assets

Goodwill

Goodwill consisted of the following:

Total
Balance at December 31, 2025
Goodwill	$12,948
Accumulated impairment losses	(1,244)
$11,704

Balance at June 30, 2026
Goodwill	$12,948
Accumulated impairment losses	(1,244)
$11,704

Intangible Assets

Other intangible assets, net consisted of the following:

	June 30, 2026			December 31, 2025
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount

Recipes	$44	$(44)	$–	$44	$(44)	$–
Customer lists and other customer related intangibles	4,529	(4,529)	–	4,529	(4,529)	–
Customer relationships	3,385	(1,772)	1,613	3,385	(1,692)	1,693
Brand names	7,948	(4,013)	3,935	7,948	(3,823)	4,125
Formula	438	(438)	–	438	(438)	–
Total intangible assets, net	$16,344	$(10,796)	$5,548	$16,344	$(10,526)	$5,818

Estimated amortization expense on intangible assets for the next five years is as follows:

Year	Amortization
Six months ended December 31, 2026	$270
2027	$540
2028	$540
2029	$540
2030	$540

The weighted-average remaining amortization expense period for the customer relationship and brand name intangible assets is 10.1 and 10.4 years, respectively, as of June 30, 2026. The weighted-average remaining amortization expense period for total intangible assets is 10.3 years as of June 30, 2026.

Note 6 – Accrued Expenses

Accrued expenses consisted of the following:

	June 30, 2026	December 31, 2025
Payroll and incentive compensation	$3,533	$4,386
Real estate taxes	517	483
Utilities	215	189
Current portion of operating lease liabilities	128	106
Other	352	249
Total accrued expenses	$4,745	$5,413

Note 7 – Debt

Revolving Credit Facility

On February 5, 2025, the Company entered into the Fifth Modification to the Amended and Restated Loan and Security Agreement (the “Fifth Modification”) with its current lender. The Fifth Modification, among other things, (i) increased the commitment for revolving loans under the Credit Agreement from $5,000 to $25,000, with interest payable at either the lender Base Rate (the Prime Rate minus 1.00%) or the Secured Overnight Financing Rate (“SOFR”) plus 1.75%, (ii) extended the termination date of the Credit Agreement to February 5, 2028, (iii) replaced the quarterly minimum working capital financial covenant with a financial covenant to maintain a maximum cash flow leverage ratio of no greater than 2.00 to 1.00 for each fiscal quarter commencing with the fiscal quarter ending March 31, 2025, (iv) increased the quarterly unused revolving line of credit fee to 0.25%, and (v) increased the letter of credit fee to 1.00%. The remaining material terms and conditions of the Credit Agreement remain substantially unchanged. The Company had no outstanding borrowings at the time of entry into the Fifth Modification.

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

As of June 30, 2026, the Company had $22,000 outstanding under the Revolving Credit Facility and net unamortized deferred financing costs of $55 related to the Revolving Credit Facility which were included as a direct deduction from the outstanding line of credit. The Company had $3,000 available for future borrowings under the Revolving Credit Facility as of June 30, 2026. Lifeway’s interest rate on debt outstanding under the Revolving Credit Facility as of June 30, 2026 was 5.48%.

Interim Funding Agreement

On June 30, 2026, the Company entered into a Master Security Agreement (the “MSA”) with its current lender. The MSA provides for loan advances under an Interim Funding Agreement (the “Interim Funding Agreement”) to finance or refinance the acquisition of equipment, subject to lender’s acceptance of collateral documentation, up to $22,000,000 in the aggregate, during an interim funding period which expires June 30, 2027. Interest on the loan advances is payable monthly in arrears at the 1-month Term SOFR plus 1.65%.

Upon the conclusion of loan advances under the Interim Funding Agreement, and the execution of a Collateral Schedule by lender and Lifeway, all loan advances outstanding on the date of such Collateral Schedule (the “Conversion Date”), shall be converted into the Equipment Guidance Line Note (the “Note”). The note is payable in monthly installments of principal and interest and matures five years after the Conversion Date. Interest is payable monthly in arrears at the 1-month Term SOFR plus 1.65%.

There were no advances outstanding under the Interim Funding Agreement as of June 30, 2026.

Lifeway was in compliance with the fixed charge coverage ratio and maximum cash flow leverage ratio covenants at June 30, 2026.

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

The Company does not record leases with an initial term of 12 months or less on the balance sheet. Expense for these short-term leases is recorded on a straight-line basis over the lease term. Total lease expense was $135 and $95 (including short term leases) for the six months ended June 30, 2026 and 2025, respectively. Total lease expense was $73 and $58 (including short term leases) for the three months ended June 30, 2026 and 2025, respectively.

Future maturities of lease liabilities were as follows:

Year	Operating Leases
Six months ended December 31, 2026	$87
2027	169
2028	153
2029	106
2030	78
Thereafter	41
Total lease payments	634
Less: Interest	(113)
Present value of lease liabilities	$521

The weighted-average remaining lease term for its operating leases was 4.1 years as of June 30, 2026. The weighted average discount rate of its operating leases was 9.74% as of June 30, 2026. Cash paid for amounts included in the measurement of lease liabilities was $90 and $47 for the six months ended June 30, 2026 and 2025, respectively. Cash paid for amounts included in the measurement of lease liabilities was $45 and $28 for the three months ended June 30, 2026 and 2025, respectively.

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

Note 10 – Income taxes

Income taxes were recognized at effective rates of 28.0% and 28.4% for the six months ended June 30, 2026 and 2025, respectively. Income taxes were recognized at effective rates of 68.7% and 28.1% for the three months ended June 30, 2026 and 2025, respectively. Statutory Federal and state tax rates remained consistent from 2025 to 2026. The Company has items that are nondeductible or are discrete adjustments to tax expense. The Company consistently reflects non-deductible officer compensation expense, non-deductible stock-based compensation expense and separate state tax rates from period to period. Although similar items were reflected in the three months ended June 30 , 2026, the percentage effect is different due to the difference in pre-tax income in the three months ended June 30, 2026 compared to the same period in 2025.

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

Note 11 – Stock-based and Other Compensation

Employee Incentive and Non-Employee Director Plans

The Board of Directors adopted, and the Company’s stockholders approved, the “Lifeway Foods, Inc. 2022 Omnibus Incentive Plan” (the “Plan”). Under the Plan, the Compensation Committee may grant awards of various types of compensation, including nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units, cash-based awards and other stock-based awards to qualifying employees. The maximum number of shares authorized to be awarded under the Plan is 3.25 million. As of June 30, 2026, 2.57 million shares remain available to award under the Plan.

Lifeway stockholders approved the 2022 Non-Employee Director Equity and Deferred Compensation Plan (the “2022 Director Plan”), which authorizes the grant of restricted stock units. The maximum aggregate number of shares that may be issued under the 2022 Director Plan is 500 thousand. As of June 30, 2026, 376 thousand shares remain available to award under the 2022 Director Plan.

Total compensation expense related to stock-based payments and the related income tax benefit recognized in net income are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
	(In Thousands)
Compensation expense related to stock-based payments	$535	$601	$1,083	$927
Related income tax benefit	150	168	303	259

Stock Options

The following table summarizes stock option activity during the six months ended June 30, 2026:

	Options	Weighted average exercise price	Weighted average remaining contractual life	Aggregate intrinsic value
	(In thousands)
Outstanding at December 31, 2025	13	$9.57	0.49	$193
Granted	–	–	–	–
Exercised	–	–	–	–
Forfeited	(13)	9.57	–	–
Outstanding at June 30, 2026	–	$–	0.00	$–
Exercisable at June 30, 2026	–	$–	0.00	$–

Restricted Stock Units

Restricted stock unit awards generally vest in approximately three equal installments on each yearly anniversary of the grant date. Certain non-employee directors have elected to defer receipt of their awards until their departure from the Board of Directors.

The following table summarizes restricted stock unit activity during the six months ended June 30, 2026.

	Restricted Stock Units	Weighted Average Grant Date Fair Value
	(In thousands)
Nonvested, at December 31, 2025	171	$11.55
Granted	9	21.50
Shares issued upon vesting	(51)	10.58
Shares settled in cash	(13)	6.25
Forfeited	–	–
Nonvested, at June 30, 2026	116	$13.38
Earned and deferred at June 30, 2026	92	$9.98

Unrecognized compensation expense related to nonvested restricted stock units was $559 as of June 30, 2026 and will be recognized over a weighted average period of 0.9 years. The grant date fair value of the awards is equal to the Company’s closing price on the grant date.

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

The following table summarizes performance unit activity during the six months ended June 30, 2026.

	Performance Units	Weighted Average Grant Date Fair Value
	(In thousands)
Nonvested, at December 31, 2025	199	$12.10
Granted (1)	70	10.78
Shares issued upon vesting	(155)	6.88
Forfeited	–	–
Nonvested, at June 30, 2026	114	$18.43

(1)	Includes 51 thousand additional shares granted in connection with the vesting of the 2023 award in 2026 due to above-target performance in accordance with the terms of the award.

Unrecognized compensation expense related to nonvested performance units is estimated to be approximately $1,365 as of June 30, 2026 and is expected to be recognized over a weighted average period of 1.1 years. The grant date fair value of the awards is equal to the Company’s closing price on the grant date.

Deferred Time-Vested and Performance-Based Cash Awards

On March 6, 2026, the Company granted deferred cash awards, consisting of time-vested and performance-based awards, to the Chief Executive Officer and Chief of Staff. These awards were issued as part of the Company’s fiscal-year 2026 long-term incentive program, structured as cash awards to comply with the Company’s contractual obligations applicable at the time of the grant prohibiting the issuance of equity to the Company’s Chief Executive Officer and certain of her affiliates.

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

The deferred cash awards may be settled in cash, common stock or a combination of cash and common stock at the discretion of the Company.

Retirement Benefits

Lifeway has a defined contribution plan which is available to substantially all full-time employees. Under the terms of the plan, the Company matches employee contributions under a prescribed formula. For the six months ended June 30, 2026 and 2025, total contribution expense recognized in the consolidated statements of operations was $473 and $413, respectively. For the three months ended June 30, 2026 and 2025, total contribution expense recognized in the consolidated statements of operations was $222 and $152, respectively.

Note 12 - Earnings Per Share

The following table summarizes the effects of the share-based compensation awards on the weighted average number of shares outstanding used in calculating diluted earnings per share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
	(In thousands)
Weighted average common shares outstanding	15,161	15,206	15,209	15,170
Assumed exercise/vesting of equity awards	128	184	125	189
Weighted average diluted common shares outstanding	15,289	15,390	15,334	15,359

Note 13 – Reportable Segments and Disaggregated Revenue

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

The Company’s product categories are:

•	Drinkable kefir, a cultured dairy product sold in a variety of organic and non-organic sizes, flavors, and types.
•	European-style soft cheeses, including farmer cheese, white cheese, and Sweet Kiss.
•	Cream and other, which primarily consists of cream, a byproduct of raw milk processing.
•	Drinkable yogurt, sold in a variety of sizes and flavors.
•	Other dairy, which primarily consists of butter and sour cream.

Net sales of products by category were as follows for the six months ended June 30:

	2026		2025
In thousands	$	%	$	%

Drinkable Kefir	114,829	88%	85,554	85%
Cheese	9,338	7%	7,811	8%
Cream and other	3,935	3%	4,825	5%
Drinkable Yogurt	1,260	1%	1,083	1%
Other dairy	543	1%	719	1%
Net Sales	129,905	100%	99,992	100%

Net sales of products by category were as follows for the three months ended June 30:

	2026		2025
In thousands	$	%	$	%

Drinkable Kefir	59,414	89%	46,758	86%
Cheese	4,654	7%	3,999	8%
Cream and other	1,886	3%	2,366	4%
Drinkable Yogurt	676	1%	449	1%
Other dairy	263	–%	329	1%
Net Sales	66,893	100%	53,901	100%

Beginning in the second quarter of 2026, ProBugs Kefir net sales are included in Drinkable Kefir. Prior period amounts have been reclassified in the three and six-month tables above.

Significant Customers

Sales are predominately to companies in the retail food industry located within the United States. Two major customers accounted for a total of 25% of net sales for the six months ended June 30, 2026 and 2025. Two major customers accounted for a total of 25% of net sales for the three months ended June 30, 2026 and 2025.

Geographic Information

Net sales outside the of the United States represented less than 1% of total consolidated net sales for the six and three months ended June 30, 2026 and 2025. Net sales are determined based on the destination where the products are shipped by Lifeway.

All the Company’s long-lived assets are in the United States.

Note 14 – Shareholder Rights Plan

On June 5, 2026, the board of directors authorized and directed the Company to redeem rights of shareholders outstanding on June 5, 2026 to a dividend of Series A Junior Participating Preferred Stock (the “Rights”) declared pursuant to that certain Shareholder Rights Agreement with Computershare Trust Company, N.A., as rights agent dated November 4, 2024, as amended (as amended from time to time, the “Rights Agreement”). Upon such redemption, the Rights will terminate and the only right thereafter of the holders of Rights shall be to receive the redemption price of $0.001 for each Right so held and the Rights Agreement will terminate and be of no further force or effect.

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

On September 15, 2025, the Company entered into the First Amended Herd Agreement (the “Herd Agreement”) with the Dairy who will manage care of the herd, milk the herd, and sell the milk to the COOP under the SPA, with a right to purchase the herd at the end of the sixty-month agreement period for a nominal amount. Beginning December 1, 2025, the Dairy will make monthly payments to Lifeway over the five year agreement period in exchange for its right to possess and control the herd, including the right to sell milk produced by the herd to the COOP.

On June 30, 2026, the Company entered into the Second Amended Herd Agreement with the Dairy, with an effective date (“effective date”) of April 1, 2026. The Second Amendment, among other things, (1) modifies the agreement period to thirty-six months from the effective date, and (2) modifies the monthly payment amount to Lifeway over the thirty-six month agreement period.

The herd agreement is treated as a sale of non-financial assets to a party that is not a customer. The Company will recognize a sale upon the delivery of each herd to the Dairy, with interest income recognized over the agreement period. The Company has recorded $830 in prepaid and other current assets and $1,836 in other assets as of June 30, 2026 related to the herd agreement with no recorded gain or loss on sale during 2026 or 2025. The Company records the purchases of dairy cows as investing outflows, principal payments received as investing inflows, and interest income as operating inflows on the statement of cash flows.

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

Forward looking statements are based on management’s beliefs, assumptions, estimates and observations of future events based on information available to our management at the time the statements are made and include any statements that do not relate to any historical or current fact. These statements are not guarantees of future performance and they involve certain risks, uncertainties and assumptions that are difficult to predict. Actual outcomes and results may differ materially from what is expressed, implied or forecast by our forward-looking statements due in part to the risks, uncertainties, and assumptions that include:

•	Changes in the pricing of commodities;
•	The actions and decisions of our competitors and customers, including those related to price competition;
•	Our ability to successfully implement our business strategy;
•	The effects of government regulation;
•	Disruptions to our supply chain, or our manufacturing and distribution capabilities, including those due to cybersecurity threats;
•	Adverse economic conditions in the United States, our primary market, or any of the other jurisdictions in which we conduct significant business in the future, and resultant changes in consumer spending; and
•	Such other factors as discussed throughout Part I, Item 1 “Business”; Part I, Item 1A “Risk Factors”; and Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2025, Part II, Item 1A of this Form 10-Q and that are described from time to time in our other periodic reports filed with the SEC.

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

The Company’s product categories are:

•	Drinkable Kefir, a cultured dairy product sold in a variety of organic and non-organic sizes, flavors, and types.
•	European-style soft cheeses, including farmer cheese, white cheese, and Sweet Kiss.
•	Cream and other, which primarily consists of cream, a byproduct of raw milk processing.
•	Drinkable Yogurt, sold in a variety of sizes and flavors.
•	Other Dairy, which primarily consists of butter and sour cream.

Recent Developments

Danone Offering

On May 14, 2026, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with BTIG, LLC (the “Underwriter”) and Danone USA Public Benefit Corporation (the “Selling Stockholder”) in connection with a public offering of an aggregate of 3,454,756 shares (the “Shares”) of the Company’s common stock, no par value, by the Selling Stockholder at a price to the public of $19.50 per share (the “Offering”).

The Offering was completed on May 19, 2026 and was made pursuant to a shelf registration statement on Form S-3 (No. 333-291148) that was previously filed with the Securities and Exchange Commission (“SEC”) and declared effective by the SEC on December 10, 2025 and a prospectus supplement. The Company did not receive any proceeds from the Offering.

Share Buyback

The Company repurchased 253,153 Shares in the Offering at the same per share price paid by investors in the Offering.

Rights Redemption

On June 5, 2026, the board of directors authorized and directed the Company to redeem rights of shareholders outstanding on June 5, 2026 to a dividend of Series A Junior Participating Preferred Stock (the “Rights”) declared pursuant to that certain Shareholder Rights Agreement with Computershare Trust Company, N.A., as rights agent dated November 4, 2024, as amended (as amended from time to time, the “Rights Agreement”). Upon such redemption, the Rights will terminate and the only right thereafter of the holders of Rights shall be to receive the redemption price of $0.001 for each Right so held and the Rights Agreement will terminate and be of no further force or effect.

Interim Funding Agreement

On June 30, 2026, the Company entered into a Master Security Agreement (the “MSA”) with its current lender. The MSA provides for loan advances under an Interim Funding Agreement (the “Interim Funding Agreement”) to finance or refinance the acquisition of equipment, subject to lender’s acceptance of collateral documentation, up to $22,000,000 in the aggregate, during an interim funding period which expires June 30, 2027. Interest on the loan advances is payable monthly in arrears at the 1-month Term SOFR plus 1.65%.

Upon the conclusion of loan advances under the Interim Funding Agreement, and the execution of a Collateral Schedule by lender and Lifeway, all loan advances outstanding on the date of such Collateral Schedule (the “Conversion Date”), shall be converted into the Equipment Guidance Line Note (the “Note”). The note is payable in monthly installments of principal and interest and matures five years after the Conversion Date. Interest is payable monthly in arrears at the 1-month Term SOFR plus 1.65%.

Business Trends

Current Macroeconomic Environment

During the second quarter of 2026 we experienced significant increases in the price of conventional milk. We anticipate the elevated pricing to continue into the third quarter and then begin to decrease in the fourth quarter of 2026. Additionally, driven by the rising price of oil, the input cost of our resin-based packaging components such as bottles and caps increased during the second quarter of 2026. We continue to monitor macroeconomic conditions and global trade developments, including inflation in key input costs, implemented tariffs, and the potential for additional or modified tariffs or export controls. These evolving global trade policies may contribute to increased supply chain complexity, further commodity cost volatility, and broader economic uncertainty.

We do not currently expect tariffs to have a material adverse impact on our operations or financial results. We are primarily a United States based manufacturer sourcing a vast majority of our inputs domestically. In addition, all our domestically produced products are sold to customers in the United States. We expect the accelerating consumer focus on health and wellness to drive increased demand for our products.

Results of Operations

Three Months Ended June 30, 2026 Compared to Three Months Ended June 30, 2025

The following table presents certain information concerning our financial results, including information presented as a percentage of consolidated net sales:

	Three Months Ended June 30,
	2026			2025
	$	%		$	%
Net sales	66,893	100.0%		53,901	100.0%

Cost of goods sold	52,859	79.0%		37,669	69.9%
Depreciation expense	1,008	1.5%		832	1.5%
Total cost of goods sold	53,867	80.5%		38,501	71.4%

Gross profit	13,026	19.5%		15,400	28.6%

Selling expenses	7,634	11.4%		4,718	8.8%
General & administrative expense	4,657	7.0%		4,752	8.8%
Amortization expense	135	0.2%		135	0.3%
Total operating expenses	12,426	18.6%		9,605	17.9%

Income from operations	600	0.9%		5,795	10.7%

Other income (expense):
Interest expense	(215)	(0.3%	)	(21)	0.0%
Gain on sales of investments	–	0.0%		55	0.1%
Other income (expense), net	22	0.0%		82	0.2%
Total other income (expense)	(193)	(0.3%	)	116	0.3%

Income before provision for income taxes	407	0.6%		5,911	11.0%

Provision for income taxes	280	0.4%		1,662	3.1%

Net income	127	0.2%		4,249	7.9%

Net Sales

Net sales were at $66,893 for the three-month period ended June 30, 2026, an increase of $12,992 or 24.1% versus prior year. The net sales increase was primarily driven by higher volumes of our branded drinkable kefir.

Gross Profit

Gross profit as a percentage of net sales was 19.5% and 28.6% in the three-month period ended June 30, 2026 and 2025, respectively. The decrease versus the prior year was driven by the unfavorable impact of milk pricing and to a lesser extent the unfavorable impact of resin-based packaging inputs and transportation costs.

Selling Expenses

Selling expenses increased by $2,916 to $7,634 during the three-month period ended June 30, 2026 from $4,718 during the same period in 2025. Selling expenses as a percentage of net sales increased to 11.4% in the three-month period ended June 30, 2026 from 8.8% during the same period in 2025. The increase is primarily a result of our continued investments in marketing activities to drive brand awareness and sales volumes.

General and Administrative Expenses

General and administrative expenses increased $95 to $4,657 during the three-month period ended June 30, 2026 from $4,752 during the same period in 2025. General and administrative expenses as a percentage of net sales decreased to 7.0% in the three-month period ended June 30, 2026 from 8.8% during the same period in 2025. During the second quarter of 2026, the Company incurred approximately $375 of legal and professional fees associated with the sale of Danone USA Public Benefit Corporation's holdings of common stock of Lifeway Foods, Inc. in an underwritten transaction.

Provision for Income Taxes

Income taxes were recognized at effective rates of 68.7% and 28.1% for the three months ended June 30, 2026 and 2025, respectively. Statutory Federal and state tax rates remained consistent from 2025 to 2026. The Company has items that are nondeductible or are discrete adjustments to tax expense. The Company consistently reflects non-deductible officer compensation expense, non-deductible stock-based compensation expense and separate state tax rates from period to period. Although similar items were reflected in 2026, the percentage effect is different due to the difference in pre-tax income in 2026 compared to 2025.

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

Six Months Ended June 30, 2026 Compared to Six Months Ended June 30, 2025

The following table presents certain information concerning our financial results, including information presented as a percentage of consolidated net sales:

	Six Months Ended June 30,
	2026			2025
	$	%		$	%
Net sales	129,905	100.0%		99,992	100.0%

Cost of goods sold	97,600	75.1%		71,923	71.9%
Depreciation expense	1,928	1.5%		1,634	1.6%
Total cost of goods sold	99,528	76.6%		73,557	73.5%

Gross profit	30,377	23.4%		26,435	26.5%

Selling expense	13,822	10.6%		9,416	9.4%
General & administrative expense	9,360	7.2%		9,380	9.4%
Amortization expense	270	0.2%		270	0.3%
Total operating expenses	23,452	18.0%		19,066	19.1%

Income from operations	6,925	5.4%		7,369	7.4%

Other income (expense):
Interest expense	(283)	(0.2%	)	(35)	0.0%
Fair value loss on investments	–	0.0%		(20)	0.0%
Gain on investments	–	0.0%		3,407	3.4%
Other income (expense), net	22	0.0%		156	0.2%
Total other income (expense)	(261)	(0.2%	)	3,508	3.6%

Income before provision for income taxes	6,664	5.2%		10,877	11.0%

Provision for income taxes	1,863	1.4%		3,088	3.1%

Net income	4,801	3.8%		7,789	7.9%

Net Sales

Net sales were at $129,905 for the six-month period ended June 30, 2026, an increase of $29,913 or 29.9% versus prior year. The net sales increase was primarily driven by higher volumes of our branded drinkable kefir.

Gross Profit

Gross profit as a percentage of net sales was 23.4% and 26.5% during the six-month period ended June 30, 2026 and 2025, respectively. The decrease versus the prior year was driven by the unfavorable impact of milk pricing and to a lesser extent the unfavorable impact of resin-based packaging inputs and transportation costs, partially offset by higher volumes of our branded products, which provided manufacturing efficiencies.

Selling Expense

Selling expense increased by $4,406 to $13,822 during the six-month period ended June 30, 2026 from $9,416 during the same period in 2025. Selling expenses as a percentage of net sales increased to 10.6% in the six-month period ended June 30, 2026 from 9.4% during the same period in 2025. The increase is primarily a result of our continued investments in marketing activities to drive brand awareness and sales volumes.

General and Administrative Expense

General and administrative expense decreased $20 to $9,360 during the six-month period ended June 30, 2026 from $9,380 during the same period in 2025. The Company incurred approximately $375 of legal and professional fees associated with the sale of Danone USA Public Benefit Corporation's holdings of common stock of Lifeway Foods, Inc. in an underwritten transaction during the six-month period ended June 30, 2026.

Provision for Income Taxes

The effective income tax rate for the six months ended June 30, 2026 was 28.0% compared to 28.4% in the same period last year. The change in the Company’s effective tax rate is primarily driven by the decrease in pre-tax book income and changes in the amount of non-deductible officer compensation and non-deductible stock-based compensation expense.

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

Liquidity and Capital Resources

Management assesses the Company’s liquidity in terms of its ability to generate cash to fund its operating, investing, and financing activities. The Company remains in a strong financial position, and believes that its cash flow from operations, revolving credit facility, interim funding agreement, and cash and cash equivalents will continue to provide sufficient liquidity for its working capital needs, capital resource requirements, and growth initiatives and to ensure the continuation of the Company as a going concern.

If additional borrowings are needed, $3,000 was available under the Revolving Credit Facility and $22,000 was available under the Interim Funding Agreement as of June 30, 2026 (see Note 7, Debt).

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

Cash Flow

The following table is derived from our Consolidated Statement of Cash Flows:

	Six months Ended June 30,
Net Cash Flows Provided By (Used In):	2026	2025
Operating activities	$4,039	$3,762
Investing activities	$(19,282)	$795
Financing activities	$16,759	$(65)

Operating Activities

Net cash provided by operating activities was $4,039 and $3,762 during the six-month period ended June 30, 2026 and 2025, respectively. The increase was primarily due to the increase in cash earnings offset by the change in working capital.

Investing Activities

Net cash used in investing activities was $19,282 during the six-month period ended June 30, 2026 compared to net cash provided by investing activities of $795 in the same period in 2025.

The increase in purchases of property and equipment is primarily driven by the expansion of manufacturing capacity and modernization of our Waukesha, Wisconsin facility. This project will enable Lifeway to meet increasing sales demand and will double the facility’s manufacturing capacity and improve packaging efficiency, as well as other operational improvements. The Company currently estimates investing approximately $50,500. As of June 30, 2026, $38,917 is included on the consolidated balance sheet in property, plant and equipment, with $3,691 in-service and recorded in machinery and equipment, $7,348 in-service and recorded in leasehold improvements, and $27,878 recorded in construction in process. The cumulative cash paid for this project is $38,917 as of June 30, 2026. The project will be funded primarily through cash on-hand and cash flow from operations, with further requirements available under the Company’s revolving credit facility and interim funding agreement. The ability to manufacture and package at the increased scale is expected to begin in January 2027, and the total project expected to be completed during the first fiscal quarter of 2027.

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

Financing Activities

Net cash provided by financing activities was $16,759 during the six-month period ended June 30, 2026 compared to net cash used in financing activities of $65 in the same period in 2025. The cash provided during 2026 primarily represents the line of credit borrowing in connection with the Waukesha Wisconsin facility expansion and modernization project. During the second quarter of 2026, the Company repurchased $4,937 of treasury stock in connection with the sale of Danone USA Public Benefit Corporation's holdings of common stock of Lifeway Foods, Inc. in an underwritten transaction. During the first quarter of 2026, to comply with the Company’s contractual obligations in place at the time prohibiting the Company from issuing equity to the Chief Executive Officer and certain of her affiliates, the Company settled previously vested restricted stock units held by the Chief Executive Officer in cash. The cash used in 2025 represented credit agreement amendment expenses incurred during the first quarter.

Debt Obligations

As of June 30, 2026, the Company had $22,000 outstanding under the Revolving Credit Facility. The Company had $3,000 available for future borrowings under the Revolving Credit Facility as of June 30, 2026.

All outstanding amounts under the revolving line of credit bear interest at the Secured Overnight Financing Rate (“SOFR”), plus 1.75% (5.48% as of June 30, 2026). Interest is payable monthly in arrears. Lifeway is also required to pay a quarterly unused line fee of 0.25% on the Revolving Credit Facility, and in conjunction with the issuance of any letters of credit, a letter of credit fee of 1.00%.

As of June 30, 2026, the Company had $0 outstanding under the Interim Funding Agreement. The Company had $22,000 available for future borrowings under the Interim Funding Agreement as of June 30, 2026, subject to lender’s acceptance of collateral documentation.

All outstanding amounts under the Interim Funding Agreement bear interest at the 1-month Term Secured Overnight Financing Rate (“SOFR”), plus 1.65%. Monthly Interest is payable monthly in arrears.

The Credit Agreement includes customary representations, warranties, and covenants, including financial covenants requiring the Company to maintain a fixed charge coverage ratio of no less than 1.25 to 1.00, and a maximum cash flow leverage ratio of no greater than 2.00 to 1.00.

The Company is in compliance with all applicable financial debt covenants as of June 30, 2026. See Note 7 to our Consolidated Financial Statements for additional information regarding our indebtedness and related agreements.

Recent Accounting Pronouncements

Information regarding recent accounting pronouncements is provided in Note 2 – Summary of Significant Accounting Policies.

Critical Accounting Policies and Estimates

A description of the Company’s critical accounting policies and estimates is contained in its Annual Report on Form 10-K for the year ended December 31, 2025. There were no material changes to the Company’s critical accounting policies and estimates in the six months ended June 30, 2026.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

The Company has established disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (“SEC”), and such information is accumulated and communicated to management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure. Management, together with our CEO and CFO, evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2026. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of June 30, 2026.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the quarter ended June 30, 2026 that has materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

Information regarding legal proceedings is available in Note 9, Commitment and Contingencies.

ITEM 1A. RISK FACTORS.

There have been no material changes from the risk factors disclosed in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Issuer Purchases of Equity Securities

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of a publicly announced program (a)	Approximate Dollar Value of Shares that may yet be Purchased Under the Plans or Programs ($ in thousands) (a)

4/1/2026 to 4/30/2026	–	$–	–	$–
5/1/2026 to 5/31/2026	253,156	$19.50	–	$–
6/1/2026 to 6/30/2026	–	$–	–	$–
Fiscal Year 2026	253,153	$19.50	–	$–

(a) On May 14, 2026, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with BTIG, LLC (the “Underwriter”) and Danone USA Public Benefit Corporation (the “Selling Stockholder”) in connection with a public offering of an aggregate of 3,454,756 shares (the “Shares”) of the Company’s common stock, no par value, by the Selling Stockholder at a price to the public of $19.50 per share (the “Offering”). The Offering was completed on May 19, 2026. The Company repurchased 253,153 Shares in the Offering at the same per share price to be paid by investors in the Offering.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 5. OTHER INFORMATION.

During the quarter ended June 30, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

ITEM 6. EXHIBITS.

No.	Description	Form	Period Ending	Exhibit	Filing Date

10.1	Master Security Agreement, Interim Funding Agreement, and Equipment Guidance Line Note, dated as of June 30, 2026 by and among Lifeway Foods, Inc. and CIBC Bank USA, as Lender.	8-K	6/30/26	10.1	7/7/26

31.1	Rule 13a-14(a)/15d-14(a) Certification of Julie Smolyansky	Filed Herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification of Eric Hanson	Filed Herewith

32.1	Section 1350 Certification of Julie Smolyansky*	Furnished Herewith

32.2	Section 1350 Certification of Eric Hanson*	Furnished Herewith

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in IXBRL, and included in exhibit 101).

*	The exhibits deemed furnished with this Form 10-Q and are not deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall they be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act., whether made before or after the date of the filing of this Form 10-Q and irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIFEWAY FOODS, INC.

Date: August 13, 2026	By:	/s/ Julie Smolyansky
Julie Smolyansky
Chief Executive Officer, President, and Director
(Principal Executive Officer)

Date: August 13, 2026	By:	/s/ Eric Hanson
Eric Hanson
Chief Financial & Accounting Officer
(Principal Financial and Accounting Officer)

