Form 10-Q
period 2026-09-30
Lifeway Foods, Inc.
filed 2026-11-12
CIK 814586

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒       QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2026

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

Number of shares of Common Stock, no par value, outstanding as of November 9, 2026: 15,108,297.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

LIFEWAY FOODS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

September 30, 2026 and December 31, 2025

(In thousands)

	September 30,	December 31,
	2026	2025
	(Unaudited)
Current assets
Cash and cash equivalents	$6,975	$5,571
Accounts receivable, net of allowance for credit losses and discounts & allowances of $2,900 and $1,730 at September 30, 2026 and December 31, 2025, respectively	22,353	16,643
Inventories, net	13,594	11,890
Prepaid expenses and other current assets	2,470	2,627
Refundable income taxes	636	325
Total current assets	46,028	37,056

Property, plant and equipment, net	67,393	48,282
Operating lease right-of-use asset	504	465
Goodwill	11,704	11,704
Intangible assets, net	5,413	5,818
Other assets	1,629	2,285
Total assets	$132,671	$105,610

Current liabilities
Accounts payable	$12,739	$11,008
Accrued expenses	6,363	5,413
Accrued income taxes	716	218
Total current liabilities	19,818	16,639

Line of credit	11,950	–
Note payable	12,032	–
Operating lease liabilities	370	360
Deferred income taxes, net	2,792	2,792
Other long-term liabilities	251	–
Total liabilities	47,213	19,791

Commitments and contingencies (Note 9)	–	–

Stockholders’ equity
Preferred stock, no par value; 2,500 shares authorized; none issued	–	–
Common stock, no par value; 40,000 shares authorized; 17,274 shares issued; 15,108 and 15,232 outstanding at September 30, 2026 and December 31, 2025, respectively	6,509	6,509
Treasury stock, at cost	(17,194)	(13,214)
Paid-in capital	2,401	3,843
Retained earnings	93,742	88,681
Total stockholders’ equity	85,458	85,819

Total liabilities and stockholders’ equity	$132,671	$105,610

See accompanying notes to consolidated financial statements

LIFEWAY FOODS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

For the three and nine months ended September 30, 2026 and 2025

(Unaudited)

(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

Net sales	$67,797	$57,143	$197,702	$157,135

Cost of goods sold	54,599	39,821	152,199	111,744
Depreciation expense	1,034	914	2,962	2,548
Total cost of goods sold	55,633	40,735	155,161	114,292

Gross profit	12,164	16,408	42,541	42,843

Selling expense	6,434	5,047	20,256	14,463
General and administrative expense	4,510	6,186	13,870	15,566
Amortization expense	135	135	405	405
Total operating expenses	11,079	11,368	34,531	30,434

Income from operations	1,085	5,040	8,010	12,409

Other income (expense):
Interest expense	(340)	(21)	(623)	(56)
Fair Value Loss on investments	–	–	–	(20)
Gain on sale of investments	–	–	–	3,407
Other income (expense), net	20	73	42	229
Total other income (expense)	(320)	52	(581)	3,560

Income before provision for income taxes	765	5,092	7,429	15,969

Provision for income taxes	505	1,563	2,368	4,651

Net income	$260	$3,529	$5,061	$11,318

Net earnings per common share:
Basic	$0.02	$0.23	$0.33	$0.75
Diluted	$0.02	$0.23	$0.33	$0.74

Weighted average common shares outstanding:
Basic	15,107	15,229	15,174	15,190
Diluted	15,253	15,422	15,314	15,381

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

LIFEWAY FOODS, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

(Unaudited)

(In thousands)

(Continued)

	Common Stock
	Issued		In treasury		Paid-In	Retained	Total
	Shares	$	Shares	$	Capital	Earnings	Equity
Balance, January 1, 2026	17,274	$6,509	(2,042)	$(13,214)	$3,843	$88,681	$85,819

Issuance of common Stock	–	–	50	325	(761)	–	(436)

Equity award settled in cash	–	–	–	–	(283)	–	(283)

Stock-based compensation	–	–	–	–	548	–	548

Net income	–	–	–	–	–	4,674	4,674

Balance, March 31, 2026	17,274	$6,509	(1,992)	$(12,889)	$3,347	$93,355	$90,322

Issuance of common Stock	–	–	77	609	(2,082)	–	(1,473)

Repurchase of common stock	–	–	(253)	(4,937)	–	–	(4,937)

Stock-based compensation	–	–	–	–	535	–	535

Net income	–	–	–	–	–	127	127

Balance, June 30, 2026	17,274	$6,509	(2,168)	$(17,217)	$1,800	$93,482	$84,574

Issuance of common Stock	–	–	3	23	(23)	–	–

Stock-based compensation	–	–	–	–	624	–	624

Net income	–	–	–	–	–	260	260

Balance, September 30, 2026	17,274	$6,509	(2,165)	$(17,194)	$2,401	$93,742	$85,458

See accompanying notes to consolidated financial statements

LIFEWAY FOODS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Nine months ended September 30,
	2026	2025
Cash flows from operating activities:
Net income	$5,061	$11,318
Adjustments to reconcile net income to operating cash flow:
Depreciation and amortization	3,367	2,953
Stock-based compensation	1,708	1,466
Non-cash interest expense	16	14
Bad debt expense	87	–
Gain on sale of equipment	(17)	(115)
Gain on sale of investments	–	(3,407)
Fair value loss on investment	–	20
(Increase) decrease in operating assets:
Accounts receivable	(5,797)	(1,997)
Inventories	(1,704)	(2,378)
Prepaid expenses and other current assets	354	123
Refundable income taxes	(311)	497
Increase (decrease) in operating liabilities:
Accounts payable	2,413	3,330
Accrued expenses	(988)	(1,143)
Accrued income taxes	497	–
Other long-term liabilities	251	–
Net cash provided by operating activities	4,937	10,681

Cash flows from investing activities:
Purchases of property and equipment	(22,757)	(9,675)
Proceeds from sale of equipment	433	115
Proceeds from sale of investments	–	5,206
Net cash (used in) provided by investing activities	(22,324)	(4,354)

Cash flows from financing activities:
Purchase of treasury stock	(4,937)	–
Borrowings under line of credit	25,000	–
Repayments under line of credit	(13,000)	–
Proceeds from note payable	12,032	–
Payment of deferred financing costs	(21)	(65)
Equity award settled in cash	(283)	–
Net cash provided by (used in) financing activities	18,791	(65)

Net increase in cash and cash equivalents	1,404	6,262

Cash and cash equivalents at the beginning of the period	5,571	16,728

Cash and cash equivalents at the end of the period	$6,975	$22,990

Supplemental cash flow information:
Cash paid for income taxes, net of (refunds)	$2,181	$4,154
Cash paid for interest	$511	$42

Non-cash investing activities
Accrued purchase of property and equipment	$93	$3,875
Right-of-use assets obtained in exchange for lease obligations	$135	$293

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

Advertising and promotional costs

Advertising costs are expensed as incurred and reported in Selling expense in the Company’s consolidated statement of operations. Total advertising expense was $11,843 and $6,965 for the nine months ended September 30, 2026 and 2025, respectively. Total advertising expense was $3,681 and $2,548 for the three months ended September 30, 2026 and 2025, respectively.

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

We have reviewed other recently issued accounting pronouncements and concluded that either they are not applicable to our business, or no material effect is expected upon future adoption.

Note 3 – Inventories, net

	September 30, 2026	December 31, 2025
Ingredients	$4,910	$4,141
Packaging	4,591	3,452
Finished goods	4,093	4,297
Total inventories, net	$13,594	$11,890

Note 4 – Property, Plant and Equipment, net

	September 30, 2026	December 31, 2025
Land	$1,565	$1,565
Buildings and improvements	32,519	24,497
Machinery and equipment	44,598	43,433
Vehicles	477	477
Office equipment	623	694
Construction in process	32,583	19,803
	112,365	90,469
Less accumulated depreciation	(44,972)	(42,187)
Total property, plant and equipment, net	$67,393	$48,282

Note 5 – Goodwill and Intangible Assets

Goodwill

Goodwill consisted of the following:

Total
Balance at December 31, 2025
Goodwill	$12,948
Accumulated impairment losses	(1,244)
$11,704

Balance at September 30, 2026
Goodwill	$12,948
Accumulated impairment losses	(1,244)
$11,704

Intangible Assets

Other intangible assets, net consisted of the following:

	September 30, 2026			December 31, 2025
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount

Recipes	$44	$(44)	$–	$44	$(44)	$–
Customer lists and other customer related intangibles	4,529	(4,529)	–	4,529	(4,529)	–
Customer relationships	3,385	(1,812)	1,573	3,385	(1,692)	1,693
Brand names	7,948	(4,108)	3,840	7,948	(3,823)	4,125
Formula	438	(438)	–	438	(438)	–
Total intangible assets, net	$16,344	$(10,931)	$5,413	$16,344	$(10,526)	$5,818

Estimated amortization expense on intangible assets for the next five years is as follows:

Year	Amortization
Three months ended December 31, 2026	$135
2027	$540
2028	$540
2029	$540
2030	$540

The weighted-average remaining amortization expense period for the customer relationship and brand name intangible assets is 9.8 and 10.1 years, respectively, as of September 30, 2026. The weighted-average remaining amortization expense period for total intangible assets is 10.0 years as of September 30, 2026.

Note 6 – Accrued Expenses

Accrued expenses consisted of the following:

	September 30, 2026	December 31, 2025
Payroll and incentive compensation	$5,160	$4,386
Real estate taxes	438	483
Utilities	290	189
Current portion of operating lease liabilities	134	106
Other	341	249
Total accrued expenses	$6,363	$5,413

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

As of September 30, 2026, the Company had $12,000 outstanding under the Revolving Credit Facility and net unamortized deferred financing costs of $50 related to the Revolving Credit Facility which were included as a direct deduction from the outstanding line of credit. The Company had $13,000 available for future borrowings under the Revolving Credit Facility as of September 30, 2026. Lifeway’s interest rate on debt outstanding under the Revolving Credit Facility as of September 30, 2026 was 5.63%.

Interim Funding Agreement

On June 30, 2026, the Company entered into a Master Security Agreement (the “MSA”) with its current lender. The MSA provides for loan advances under an Interim Funding Agreement (the “Interim Funding Agreement”) to finance or refinance the acquisition of equipment, subject to lender’s acceptance of collateral documentation, up to $22,000 in the aggregate, during an interim funding period which expires June 30, 2027. Interest on the loan advances is payable monthly in arrears at the 1-month Term SOFR plus 1.65%.

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

As of September 30, 2026, the Company had $12,032 outstanding under the Interim Funding Agreement and the balance is classified as a long-term note payable on the consolidated balance sheet. The Company had $9,968 available for future advances under the Interim Funding Agreement as of September 30, 2026. Lifeway’s interest rate on debt outstanding under the Interim Funding Agreement as of September 30, 2026 was 5.39%.

Lifeway was in compliance with the fixed charge coverage ratio and maximum cash flow leverage ratio covenants at September 30, 2026.

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

The Company does not record leases with an initial term of 12 months or less on the balance sheet. Expense for these short-term leases is recorded on a straight-line basis over the lease term. Total lease expense was $215 and $146 (including short term leases) for the nine months ended September 30, 2026 and 2025, respectively. Total lease expense was $80 and $51 (including short term leases) for the three months ended September 30, 2026 and 2025, respectively.

Future maturities of lease liabilities were as follows:

Year	Operating Leases
Three months ended December 31, 2026	$44
2027	174
2028	158
2029	111
2030	78
Thereafter	41
Total lease payments	606
Less: Interest	(102)
Present value of lease liabilities	$504

The weighted-average remaining lease term for its operating leases was 3.8 years as of September 30, 2026. The weighted average discount rate of its operating leases was 9.73% as of September 30, 2026. Cash paid for amounts included in the measurement of lease liabilities was $135 and $73 for the nine months ended September 30, 2026 and 2025, respectively. Cash paid for amounts included in the measurement of lease liabilities was $45 and $25 for the three months ended September 30, 2026 and 2025, respectively.

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

Note 10 – Income taxes

Income taxes were recognized at effective rates of 31.9% and 29.1% for the nine months ended September 30, 2026 and 2025, respectively. Income taxes were recognized at effective rates of 66.0% and 30.3% for the three months ended September 30, 2026 and 2025, respectively. Statutory Federal and state tax rates remained consistent from 2025 to 2026. The Company has items that are nondeductible or are discrete adjustments to tax expense. The Company consistently reflects non-deductible officer compensation expense, non-deductible stock-based compensation expense and separate state tax rates from period to period. Although similar items were reflected in the three months ended September 30, 2026, the percentage effect is different due to the difference in pre-tax income in the three months ended September 30, 2026 compared to the same period in 2025.

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

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was signed into law in the United States. The OBBBA includes a broad range of changes to U.S. tax law, which did not have a material impact on our estimated annual effective tax rate as of September 30, 2026, and we do not expect the elective provisions of the law to have a material impact on our effective tax rate in future periods. Further, certain provisions of the OBBBA impact the timing of cash tax payments, primarily due to significant bonus depreciation on qualified property related to the Waukesha Wisconsin facility expansion project which is expected to be completed in 2027. As a result, we estimate lower cash tax payments through 2028.

Note 11 – Stock-based and Other Compensation

Employee Incentive and Non-Employee Director Plans

The Board of Directors adopted, and the Company’s stockholders approved, the “Lifeway Foods, Inc. 2022 Omnibus Incentive Plan” (the “Plan”). Under the Plan, the Compensation Committee may grant awards of various types of compensation, including nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units, cash-based awards and other stock-based awards to qualifying employees. The maximum number of shares authorized to be awarded under the Plan is 3.25 million. As of September 30, 2026, 2.57 million shares remain available to award under the Plan.

Lifeway stockholders approved the 2022 Non-Employee Director Equity and Deferred Compensation Plan (the “2022 Director Plan”), which authorizes the grant of restricted stock units. The maximum aggregate number of shares that may be issued under the 2022 Director Plan is 500 thousand. As of September 30, 2026, 358 thousand shares remain available to award under the 2022 Director Plan.

Total compensation expense related to stock-based payments and the related income tax benefit recognized in net income are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
	(In Thousands)
Compensation expense related to stock-based payments	$624	$539	$1,708	$1,466
Related income tax benefit	175	151	478	410

Stock Options

The following table summarizes stock option activity during the nine months ended September 30, 2026:

	Options	Weighted average exercise price	Weighted average remaining contractual life	Aggregate intrinsic value
	(In thousands)
Outstanding at December 31, 2025	13	$9.57	0.49	$193
Granted	–	–	–	–
Exercised	–	–	–	–
Forfeited	(13)	9.57	–	–
Outstanding at September 30, 2026	–	$–	0.00	$–
Exercisable at September 30, 2026	–	$–	0.00	$–

Restricted Stock Units

Restricted stock unit awards granted to employees generally vest in three equal installments on each yearly anniversary of the grant date. Restricted stock unit awards granted to non-employee directors vest in one installment on the yearly anniversary of the grant date. Certain non-employee directors have elected to defer receipt of their awards until their departure from the Board of Directors.

The following table summarizes restricted stock unit activity during the nine months ended September 30, 2026.

	Restricted Stock Units	Weighted Average Grant Date Fair Value
	(In thousands)
Nonvested, at December 31, 2025	171	$11.55
Granted	23	26.31
Shares issued upon vesting	(54)	10.63
Shares settled in cash	(13)	6.25
Forfeited	–	–
Nonvested, at September 30, 2026	127	$15.22
Earned and deferred at September 30, 2026	102	$10.45

Unrecognized compensation expense related to nonvested restricted stock units was $689 as of September 30, 2026 and will be recognized over a weighted average period of 0.9 years. The grant date fair value of the awards is equal to the Company’s closing price on the grant date.

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

The following table summarizes performance unit activity during the nine months ended September 30, 2026.

	Performance Units	Weighted Average Grant Date Fair Value
	(In thousands)
Nonvested, at December 31, 2025	199	$12.10
Granted (1)	70	10.78
Shares issued upon vesting	(155)	6.88
Forfeited	–	–
Nonvested, at September 30, 2026	114	$18.43

(1)	Includes 51 thousand additional shares granted in connection with the vesting of the 2023 award in 2026 due to above-target performance in accordance with the terms of the award.

Unrecognized compensation expense related to nonvested performance units is estimated to be approximately $1,103 as of September 30, 2026 and is expected to be recognized over a weighted average period of 0.9 years. The grant date fair value of the awards is equal to the Company’s closing price on the grant date.

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

Retirement Benefits

Lifeway has a defined contribution plan which is available to substantially all full-time employees. Under the terms of the plan, the Company matches employee contributions under a prescribed formula. For the nine months ended September 30, 2026 and 2025, total contribution expense recognized in the consolidated statements of operations was $648 and $564, respectively. For the three months ended September 30, 2026 and 2025, total contribution expense recognized in the consolidated statements of operations was $175 and $151, respectively.

Note 12 - Earnings Per Share

The following table summarizes the effects of the share-based compensation awards on the weighted average number of shares outstanding used in calculating diluted earnings per share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
	(In thousands)
Weighted average common shares outstanding	15,107	15,229	15,174	15,190
Assumed exercise/vesting of equity awards	146	193	140	191
Weighted average diluted common shares outstanding	15,253	15,422	15,314	15,381

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

The Company’s product categories are:

•	Drinkable kefir, a cultured dairy product sold in a variety of organic and non-organic sizes, flavors, and types.
•	European-style soft cheeses, including farmer cheese, white cheese, and Sweet Kiss.
•	Cream and other, which primarily consists of cream, a byproduct of raw milk processing.
•	Drinkable yogurt and other drinkable dairy, sold in a variety of sizes and flavors.
•	Other dairy, which primarily consists of butter and sour cream.

Net sales of products by category were as follows for the nine months ended September 30:

	2026		2025
In thousands	$	%	$	%

Drinkable Kefir	174,006	88%	135,493	86%
Cheese	14,290	7%	11,873	8%
Cream and other	5,452	3%	6,991	4%
Drinkable Yogurt	3,090	2%	1,751	1%
Other dairy	864	–%	1,027	1%
Net Sales	197,702	100%	157,135	100%

Net sales of products by category were as follows for the three months ended September 30:

	2026		2025
In thousands	$	%	$	%

Drinkable Kefir	59,177	87%	49,939	86%
Cheese	4,952	7%	4,062	8%
Drinkable Yogurt	1,830	3%	668	1%
Cream and other	1,517	2%	2,166	4%
Other dairy	321	1%	308	1%
Net Sales	67,797	100%	57,143	100%

Beginning in the second quarter of 2026, ProBugs Kefir net sales are included in Drinkable Kefir. Prior period amounts have been reclassified in the three and nine-month tables above.

Significant Customers

Sales are predominately to companies in the retail food industry located within the United States. Two major customers accounted for a total of 25% and 24% of net sales for the nine months ended September 30, 2026 and 2025, respectively. Two major customers accounted for a total of 25% and 23% of net sales for the three months ended September 30, 2026 and 2025, respectively.

Geographic Information

Net sales outside the of the United States represented less than 1% of total consolidated net sales for the nine and three months ended September 30, 2026 and 2025. Net sales are determined based on the destination where the products are shipped by Lifeway.

All the Company’s long-lived assets are in the United States.

Note 14 – Shareholder Rights Plan

On June 5, 2026, the board of directors authorized and directed the Company to redeem rights of shareholders outstanding on June 5, 2026 to a dividend of Series A Junior Participating Preferred Stock (the “Rights”) declared pursuant to that certain Shareholder Rights Agreement with Computershare Trust Company, N.A., as rights agent dated November 4, 2024, as amended (as amended from time to time, the “Rights Agreement”). At such time, the Rights terminated and the only right thereafter of the holders of Rights was to receive the redemption price of $0.001 for each Right so held, which was paid in October 2026 and the Rights Agreement was terminated and is of no further force or effect.

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

The herd agreement is treated as a sale of non-financial assets to a party that is not a customer. The Company will recognize a sale upon the delivery of each herd to the Dairy, with interest income recognized over the agreement period. The Company has recorded $837 in prepaid and other current assets and $1,625 in other assets as of September 30, 2026 related to the herd agreement with no recorded gain or loss on sale during 2026 or 2025. The Company records the purchases of dairy cows as investing outflows, principal payments received as investing inflows, and interest income as operating inflows on the statement of cash flows.

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

Forward looking statements are based on management’s beliefs, assumptions, estimates and observations of future events based on information available to our management at the time the statements are made and include any statements that do not relate to any historical or current fact. These statements are not guarantees of future performance and they involve certain risks, uncertainties and assumptions that are difficult to predict. Actual outcomes and results may differ materially from what is expressed, implied or forecast by our forward-looking statements due in part to the risks, uncertainties, and assumptions that include:

•	Changes in the pricing of commodities;
•	The actions and decisions of our competitors and customers, including those related to price competition;
•	Our ability to successfully implement our business strategy;
•	The effects of government regulation;
•	Disruptions to our supply chain, or our manufacturing and distribution capabilities, including those due to cybersecurity threats, labor shortages or disputes, union organizing activities, financial liquidity, inclement weather, natural disasters, terrorism, geopolitical tensions, supply constraints, and general economic and political conditions;
•	Adverse economic conditions in the United States, our primary market, or any of the other jurisdictions in which we conduct significant business in the future, and resultant changes in consumer spending; and
•	Such other factors as discussed throughout Part I, Item 1 “Business”; Part I, Item 1A “Risk Factors”; and Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2025, Part II, Item 1A of this Form 10-Q and that are described from time to time in our other periodic reports filed with the SEC.

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

Business Trends

Input Cost and Current Macroeconomic Environment:

During the second quarter of 2026 we experienced significant increases in our raw material input costs, which continued into the third quarter. A key input in our manufacturing process is Class II conventional milk. During the second quarter of 2026 we experienced an increase of approximately 26% in the cost of Class II conventional milk as compared to the first quarter of 2026. While the cost of our Class II conventional milk decreased minimally in the third quarter of 2026 as compared to the second quarter of 2026, we currently anticipate our average price per pound for conventional milk will be higher in the fourth quarter as compared to the third quarter of 2026.

In addition, the elevated costs we experienced in the second quarter of 2026 of resin-based packaging such as bottles and caps, as well as ingredients and transportation costs continued during the third quarter of 2026, and we currently expect the price of these inputs will continue at elevated levels during the fourth quarter of 2026.

In response to continued elevated input costs, the Company has negotiated price increases across its conventional kefir product portfolio with customers, which begin to take effect in the fourth quarter of 2026. The timing of implementation varies by customer, and certain increases are not expected to take effect until the first quarter of 2027.

We continue to monitor macroeconomic conditions and global trade developments, including further inflation in key input costs, implemented tariffs, and the potential for additional or modified tariffs or export controls. These evolving global trade policies may contribute to increased supply chain complexity, further commodity cost volatility, and broader economic uncertainty. We do not currently expect tariffs to have a material adverse impact on our operations or financial results. We are primarily a United States based manufacturer sourcing a vast majority of our inputs domestically. In addition, all our domestically produced products are sold to customers in the United States.

Results of Operations

Three Months Ended September 30, 2026 Compared to Three Months Ended September 30, 2025

The following table presents certain information concerning our financial results, including information presented as a percentage of consolidated net sales:

	Three Months Ended September 30,
	2026			2025
	$	%		$	%
Net sales	67,797	100.0%		57,143	100.0%

Cost of goods sold	54,599	80.5%		39,821	69.7%
Depreciation expense	1,034	1.5%		914	1.6%
Total cost of goods sold	55,633	82.0%		40,735	71.3%

Gross profit	12,164	18.0%		16,408	28.7%

Selling expenses	6,434	9.5%		5,047	8.8%
General & administrative expense	4,510	6.7%		6,186	10.8%
Amortization expense	135	0.2%		135	0.2%
Total operating expenses	11,079	16.4%		11,368	19.8%

Income from operations	1,085	1.6%		5,040	8.9%

Other income (expense):
Interest expense	(340)	(0.5%	)	(21)	0.0%
Other income (expense), net	20	0.0%		73	0.1%
Total other income (expense)	(320)	(0.5%	)	52	0.1%

Income before provision for income taxes	765	1.1%		5,092	9.0%

Provision for income taxes	505	0.7%		1,563	2.7%

Net income	260	0.4%		3,529	6.3%

Net Sales

Net sales were at $67,797 for the three-month period ended September 30, 2026, an increase of $10,654 or 18.6% versus prior year. The net sales increase was primarily driven by higher volumes of our branded drinkable kefir.

Gross Profit

Gross profit as a percentage of net sales was 18.0% and 28.7% in the three-month period ended September 30, 2026 and 2025, respectively. The decrease versus the prior year was driven by the unfavorable impact of milk pricing and the increase in input costs such as resin-based packaging, ingredients and transportation costs.

Selling Expenses

Selling expenses increased by $1,387 to $6,434 during the three-month period ended September 30, 2026 from $5,047 during the same period in 2025. Selling expenses as a percentage of net sales increased to 9.5% in the three-month period ended September 30, 2026 from 8.8% during the same period in 2025. The increase is primarily a result of our continued investments in marketing activities to drive brand awareness and sales volume growth.

General and Administrative Expenses

General and administrative expenses decreased $1,676 to $4,510 during the three-month period ended September 30, 2026 from $6,186 during the same period in 2025. General and administrative expenses as a percentage of net sales decreased to 6.7% in the three-month period ended September 30, 2026 from 10.8% during the same period in 2025. The Company incurred approximately $2,400 of professional fees associated with the Danone unsolicited purchase proposal and non-routine stockholder actions during the three-month period ended September 30, 2025.

Provision for Income Taxes

Income taxes were recognized at effective rates of 66.0% and 30.3% for the three months ended September 30, 2026 and 2025, respectively. Statutory Federal and state tax rates remained consistent from 2025 to 2026. The Company has items that are non-deductible or are discrete adjustments to tax expense. The Company consistently reflects non-deductible officer compensation expense, non-deductible stock-based compensation expense and separate state tax rates from period to period. Although similar items were reflected in 2026, the percentage effect is different due to the difference in pre-tax income in 2026 compared to 2025.

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

Nine Months Ended September 30, 2026 Compared to Nine Months Ended September 30, 2025

The following table presents certain information concerning our financial results, including information presented as a percentage of consolidated net sales:

	Nine Months Ended September 30,
	2026			2025
	$	%		$	%
Net sales	197,702	100.0%		157,135	100.0%

Cost of goods sold	152,199	77.0%		111,744	71.1%
Depreciation expense	2,962	1.5%		2,548	1.6%
Total cost of goods sold	155,161	78.5%		114,292	72.7%

Gross profit	42,541	21.5%		42,843	27.3%

Selling expense	20,256	10.2%		14,463	9.2%
General & administrative expense	13,870	7.0%		15,566	9.9%
Amortization expense	405	0.2%		405	0.3%
Total operating expenses	34,531	17.4%		30,434	19.4%

Income from operations	8,010	4.1%		12,409	7.9%

Other income (expense):
Interest expense	(623)	(0.3%	)	(56)	0.0%
Fair value loss on investments	–	0.0%		(20)	0.0%
Gain on investments	–	0.0%		3,407	2.2%
Other income (expense), net	42	0.0%		229	0.1%
Total other income (expense)	(581)	(0.3%	)	3,560	2.3%

Income before provision for income taxes	7,429	3.8%		15,969	10.2%

Provision for income taxes	2,368	1.2%		4,651	3.0%

Net income	5,061	2.6%		11,318	7.2%

Net Sales

Net sales were at $197,702 for the nine-month period ended September 30, 2026, an increase of $40,567 or 25.8% versus prior year. The net sales increase was primarily driven by higher volumes of our branded drinkable kefir.

Gross Profit

Gross profit as a percentage of net sales was 21.5% and 27.3% during the nine-month period ended September 30, 2026 and 2025, respectively. The decrease versus the prior year was driven by the increase in input costs such as resin-based packaging, ingredients and transportation costs, partially offset by higher volumes of our branded products, which provided manufacturing efficiencies.

Selling Expense

Selling expense increased by $5,793 to $20,256 during the nine-month period ended September 30, 2026 from $14,463 during the same period in 2025. Selling expenses as a percentage of net sales increased to 10.2% in the nine-month period ended September 30, 2026 from 9.2% during the same period in 2025. The increase is primarily a result of our continued investments in marketing activities to drive brand awareness and sales volume growth.

General and Administrative Expense

General and administrative expense decreased $1,696 to $13,870 during the nine-month period ended September 30, 2026 from $15,566 during the same period in 2025. General and administrative expenses as a percentage of net sales decreased to 7.0% in the nine-month period ended September 30, 2026 from 9.9% during the same period in 2025. The Company incurred approximately $375 of legal and professional fees associated with the sale of Danone USA Public Benefit Corporation's holdings of common stock of Lifeway Foods, Inc. in an underwritten transaction during the nine-month period ended September 30, 2026. The Company incurred approximately $4,300 of professional fees associated with the Danone unsolicited purchase proposal and non-routine stockholder actions during the nine-month period ended September 30, 2025.

Provision for Income Taxes

The effective income tax rate for the nine months ended September 30, 2026 was 31.9% compared to 29.1% in the same period last year. The change in the Company’s effective tax rate is primarily driven by the decrease in pre-tax book income and changes in the amount of non-deductible officer compensation and non-deductible stock-based compensation expense.

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

If additional borrowings are needed, $13,000 was available under the Revolving Credit Facility and $9,968 was available under the Interim Funding Agreement as of September 30, 2026 (see Note 7, Debt).

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

Cash Flow

The following table is derived from our Consolidated Statement of Cash Flows:

	Nine months Ended September 30,
Net Cash Flows Provided By (Used In):	2026	2025
Operating activities	$4,937	$10,681
Investing activities	$(22,324)	$(4,354)
Financing activities	$18,791	$(65)

Operating Activities

Net cash provided by operating activities was $4,937 and $10,681 during the nine-month period ended September 30, 2026 and 2025, respectively. The decrease was primarily due to the change in working capital and to a lesser extent the decrease in cash earnings.

Investing Activities

Net cash used in investing activities was $22,324 and $4,354 during the nine-month period ended September 30, 2026 and 2025, respectively.

The increase in purchases of property and equipment is primarily driven by the expansion of manufacturing capacity and modernization of our Waukesha, Wisconsin facility. This project will enable Lifeway to meet increasing sales demand and will more than double the facility’s manufacturing capacity and improve packaging efficiency, as well as other operational improvements. The Company currently estimates investing approximately $50,500. As of September 30, 2026, the cumulative cash paid for this project was $40,847 and is included on the consolidated balance sheet in property, plant and equipment, with $3,691 in-service and recorded in machinery and equipment, $7,348 in-service and recorded in leasehold improvements, and $29,808 recorded in construction in process. The project will be funded primarily through cash on-hand and cash flow from operations, with further requirements available under the Company’s revolving credit facility and interim funding agreement. We expect to be able to manufacture and package at an increased scale beginning in Q1 2027, with completion of the project expected to occur during Q2 2027.

The Company received cash proceeds of $5,206 during the nine-month period ended September 30, 2025 from the sale of our Simple Mills investment.

Financing Activities

Net cash provided by financing activities was $18,791 during the nine-month period ended September 30, 2026 compared to net cash used in financing activities of $65 in the same period in 2025. The cash provided during 2026 primarily represents the line of credit and interim funding agreement borrowing in connection with the Waukesha Wisconsin facility expansion and modernization project. During the second quarter of 2026, the Company repurchased $4,937 of treasury stock in connection with the sale of Danone USA Public Benefit Corporation's holdings of common stock of Lifeway Foods, Inc. in an underwritten transaction. During the first quarter of 2026, to comply with the Company’s contractual obligations in place at the time prohibiting the Company from issuing equity to the Chief Executive Officer and certain of her affiliates, the Company settled previously vested restricted stock units held by the Chief Executive Officer in cash. The cash used in 2025 represented credit agreement amendment expenses incurred during the first quarter.

Debt Obligations

As of September 30, 2026, the Company had $12,000 outstanding under the Revolving Credit Facility. The Company had $13,000 available for future borrowings under the Revolving Credit Facility as of September 30, 2026.

All outstanding amounts under the revolving line of credit bear interest at the Secured Overnight Financing Rate (“SOFR”), plus 1.75% (5.63% as of September 30, 2026). Interest is payable monthly in arrears. Lifeway is also required to pay a quarterly unused line fee of 0.25% on the Revolving Credit Facility, and in conjunction with the issuance of any letters of credit, a letter of credit fee of 1.00%.

As of September 30, 2026, the Company had $12,032 outstanding under the Interim Funding Agreement. The Company had $9,968 available for future borrowings under the Interim Funding Agreement as of September 30, 2026, subject to lender’s acceptance of collateral documentation.

All outstanding amounts under the Interim Funding Agreement bear interest at the 1-month Term Secured Overnight Financing Rate (“SOFR”), plus 1.65% (5.39% as of September 30, 2026). Interest is payable monthly in arrears.

The Credit Agreement includes customary representations, warranties, and covenants, including financial covenants requiring the Company to maintain a fixed charge coverage ratio of no less than 1.25 to 1.00, and a maximum cash flow leverage ratio of no greater than 2.00 to 1.00.

The Company is in compliance with all applicable financial debt covenants as of September 30, 2026. See Note 7 to our Consolidated Financial Statements for additional information regarding our indebtedness and related agreements.

Recent Accounting Pronouncements

Information regarding recent accounting pronouncements is provided in Note 2 – Summary of Significant Accounting Policies.

Critical Accounting Policies and Estimates

A description of the Company’s critical accounting policies and estimates is contained in its Annual Report on Form 10-K for the year ended December 31, 2025. There were no material changes to the Company’s critical accounting policies and estimates in the nine months ended September 30, 2026.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

The Company has established disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (“SEC”), and such information is accumulated and communicated to management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure. Management, together with our CEO and CFO, evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2026. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of September 30, 2026.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the quarter ended September 30, 2026 that has materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Issuer Purchases of Equity Securities

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 5. OTHER INFORMATION.

During the quarter ended September 30, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

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

LIFEWAY FOODS, INC.

Date: November 12, 2026	By:	/s/ Julie Smolyansky
Julie Smolyansky
Chief Executive Officer, President, and Director
(Principal Executive Officer)

Date: November 12, 2026	By:	/s/ Eric Hanson
Eric Hanson
Chief Financial & Accounting Officer
(Principal Financial and Accounting Officer)

